Form 10-Q
period 1996-03-31
ERIE INDEMNITY CO
filed 1996-05-09
CIK 922621

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996

Commission file number 0-24000


                             ERIE INDEMNITY COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                             25-0466020
 -------------------------------                ------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)


100 Erie Insurance Place, Erie, Pennsylvania           16530
- --------------------------------------------       ------------
(Address of principal executive offices)            (Zip Code)

                            (814) 870-2000
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


         Not applicable
- ----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of May 3, 1996 (See Note C in the Notes to Consolidated Financial Statements).

  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of May 3, 1996.

  The common stock is the only class of stock the Registrant is presently authorized to issue.

                                    INDEX
                            ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1. Financial Statements (Unaudited)

       Consolidated Statements of Financial Position--March 31, 1996 and
                    December 31, 1995

       Consolidated Statements of Operations--Three months ended March 31, 1996 and 1995

       Consolidated Statements of Cash Flows--Three months ended March 31, 1996 and 1995

       Notes to Consolidated Financial Statements--March 31, 1996

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II. OTHER INFORMATION
- --------------------------

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                               ERIE INDEMNITY COMPANY

                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                          March 31,                       December 31,
                  ASSETS                                                    1996                              1995
                  ------                                                    ----                              ----
                                                                         (Unaudited)

INVESTMENTS
   Fixed Maturities:
     Available-for-Sale (amortized cost of
       $258,070,139 and $229,922,533,
        respectively)                                                $         264,352,657        $         241,960,567

   Equity Securities (cost $82,098,548 and
     $71,421,388, respectively)                                                 93,901,473                   81,139,076
   Real Estate Mortgage Loans                                                    4,421,365                    4,432,361
   Other Invested Assets                                                         6,634,522                    5,142,585
                                                                                 ---------                    ---------

        Total Investments                                            $         369,310,017        $         332,674,589

   Cash and Cash Equivalents                                                    36,646,795                   56,856,983
   Equity in Erie Family Life
     Insurance Company                                                          25,747,826                   27,880,363
   Accrued Interest and Dividends                                                5,328,824                    4,980,154
   Premiums Receivable from Policyholders                                       98,803,891                   99,534,004
   Reinsurance Recoverable, Non-affiliates                                         196,439                      160,988
   Deferred Policy Acquisition Costs                                             9,166,218                    9,011,734
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            453,066,778                  451,777,577
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000                   15,000,000
   Property and Equipment                                                        8,144,200                    8,241,937
   Federal Income Taxes Recoverable                                                      0                      932,379
   Deferred Income Taxes                                                         2,546,811                      185,282
   Other Assets                                                                 15,413,052                   15,195,754
                                                                                ----------                   ----------

        Total Assets                                                 $       1,039,370,851        $       1,022,431,744
                                                                     =====================        =====================


                                                                                                             (Continued)

See notes to Consolidated Financial Statements.

                               ERIE INDEMNITY COMPANY

                     CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                           March 31,                       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1996                             1995
                                                                             ----                             ----
                                                                         (Unaudited)

LIABILITIES
   Losses and Loss Adjustment Expenses                               $         355,860,040        $         357,334,127
   Unearned Premiums                                                           204,751,198                  202,806,574
   Accounts Payable                                                              4,232,017                    5,839,745
   Accrued Commissions                                                          70,448,469                   72,697,864
   Accrued Payroll and Payroll Taxes                                             6,719,468                    8,093,690
   Accrued Vacation and Sick Pay                                                 6,954,085                    6,740,212
   Deferred Compensation                                                         1,366,717                    1,739,216
   Income Taxes Payable                                                          7,185,009                            0
   Dividends Payable                                                             5,624,375                    5,624,375
   Benefit Plans Liability                                                       9,122,760                    7,491,700
                                                                                 ---------                    ---------

          Total Liabilities                                                    672,264,138                  668,367,503
                                                                               -----------                  -----------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A common, stated value $.0292
        per share; authorized 74,996,930-Note C                                  1,955,100                    1,955,100
     Class B common, stated value $70.00
        per share; authorized 3,070                                                214,900                      214,900
   Additional Paid-In Capital                                                    7,830,000                    7,830,000
   Net Unrealized Gain on Available-for-Sale
     Securities (net of deferred taxes)                                         12,809,485                   17,643,443
   Retained Earnings                                                           344,297,228                  326,420,798
                                                                               -----------                  -----------

          Total Shareholders' Equity                                           367,106,713                  354,064,241
                                                                               -----------                  -----------

          Total Liabilities and
          Shareholders' Equity                                       $       1,039,370,851        $       1,022,431,744
                                                                     =====================        =====================




See notes to Consolidated Financial Statements.

                               ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                     March 31
                                                                         ---------------------------------------------------------
MANAGEMENT OPERATIONS:                                                             1996                             1995

   Management Fee Revenue                                                $       109,554,239               $      106,341,913
   Other Operating Revenue                                                           310,367                          322,229
                                                                                     -------                          -------

     Total Revenues from Management Operations                                   109,864,606                      106,664,142

   Cost of Management Operations                                                  79,176,650                       80,347,282
                                                                                  ----------                       ----------

     Net revenues from
     management operations                                                        30,687,956                       26,316,860
                                                                                  ----------                       ----------

INSURANCE UNDERWRITING OPERATIONS:

   Premiums Earned                                                                24,552,197                       21,823,193

   Losses and Loss Adjustment Expenses Incurred                                   23,571,443                       18,040,379
   Policy Acquisition and Other
     Underwriting Expenses                                                         6,797,910                        5,581,097
                                                                                   ---------                        ---------

     Total Losses and Expenses                                                    30,369,353                       23,621,476
                                                                                  ----------                       ----------

     Underwriting Loss                                                            (5,817,156)                      (1,798,283)
                                                                                  ----------                       ----------

INVESTMENT OPERATIONS:

   Equity in Earnings of Erie Family
     Life Insurance Company                                                          579,387                          667,406
   Interest and Dividends                                                          6,006,215                        4,618,272
   Realized Gain (Loss) on Investments                                               482,928                          (82,552)
                                                                                     -------                          -------

     Total Revenues from Investment Operations                                     7,068,530                        5,203,126
                                                                                   ---------                        ---------

     Income Before Income Taxes                                                   31,939,330                       29,721,703

Provision for Income Taxes                                                         8,441,253                        9,624,828
                                                                                   ---------                        ---------

     Net Income                                                          $        23,498,077               $       20,096,875
                                                                         ===================               ==================

Earnings per share (Note C):

     Net Income per Share prior to 3:1 stock split                       $              0.95               $             0.81
                                                                         -------------------               ------------------
     Net Income per Share subsequent to 3:1 stock split                  $              0.32               $             0.27
                                                                         -------------------               ------------------


Dividends Declared (Note C):
   Class A prior to 3:1 stock split                                      $              0.25               $            0.195
                                                                         -------------------               ------------------
   Class A subsequent to 3:1 stock split                                 $              .083               $             .065
                                                                         -------------------               ------------------
   Class B                                                               $             12.50               $             9.75
                                                                         -------------------               ------------------

See notes to Consolidated Financial Statements.

                               ERIE INDEMNITY COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three Months Ended          Three Months Ended
                                                                              March 31, 1996              March 31, 1995
                                                                              --------------              --------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                              $       23,498,077           $      20,096,875
     Depreciation and amortization                                                    290,216                     216,706
     Deferred income tax benefit                                                   (1,035,984)                   (532,617)
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Realized (gain) loss on investments                                             (482,928)                     82,552
     Amortization of bond discount                                                    (62,372)                    (53,843)
     Undistributed earnings of equity investee                                       (323,958)                   (435,828)
     Decrease in deferred compensation                                               (372,499)                    (21,525)
     Increase in accrued interest and dividends                                      (348,670)                   (795,504)
     Increase in receivables                                                         (594,539)                (18,786,632)
     Increase in policy acquisition costs                                            (154,484)                   (922,877)
     Increase in other assets                                                        (188,031)                   (939,178)
     (Decrease) increase in accounts payable and
       accrued expenses                                                            (1,137,017)                  2,258,385
     Decrease in accrued commissions                                               (2,249,395)                 (1,954,843)
     Increase in income taxes payable                                               8,117,388                  10,571,558
     (Decrease) increase in loss reserves                                          (1,474,087)                  6,702,722
     Increase in unearned premiums                                                  1,944,624                   5,653,428
                                                                                    ---------                   ---------

       Net cash provided by operating
         activities                                                                25,426,341                  21,139,379


CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                             (37,182,075)                (36,843,873)
     Equity securities                                                            (15,814,915)                 (4,876,750)
     Other invested assets                                                         (2,172,890)                 (1,422,096)
   Sales/maturities of investments:
     Fixed maturities                                                               9,179,905                     397,977
     Equity securities                                                              5,481,185                     405,636
     Mortgage loans                                                                    11,245                     140,225
     Other invested assets                                                            680,952                           0


                                                                                                               (Continued)



See notes to Consolidated Financial Statements.

                               ERIE INDEMNITY COMPANY


                                                                             Three Months Ended           Three Months Ended
                                                                               March 31, 1996               March 31, 1995
                                                                               --------------               --------------

CASH FLOW FROM INVESTING ACTIVITIES (Continued)
   Purchase of property and equipment                                      $             (120)          $         (12,779)
   Purchase of computer software                                                     (192,359)                   (270,991)
   Loans to Agents                                                                   (255,420)                 (2,580,748)
   Collections on Agent loans                                                         252,338                     213,819
                                                                                      -------                     -------

         Net cash used in investing activities                                    (40,012,154)                (44,849,580)

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                                  (5,624,375)                 (4,387,013)
                                                                                   ----------                  ----------

         Net cash used in financing activities                                     (5,624,375)                 (4,387,013)
                                                                                   ----------                  ----------

Net decrease in cash and cash
   equivalents                                                                    (20,210,188)                (28,097,214)

Cash and cash equivalents at beginning of period                                   56,856,983                  52,110,474
                                                                                   ----------                  ----------

Cash and cash equivalents at end of period                                 $       36,646,795           $      24,013,260
                                                                           ==================           =================


Supplemental disclosures of cash flow information: Cash paid during the three months ended March 31, 1996 and 1995 for income taxes was $8,568 and $4,577, respectively.














See notes to Consolidated Financial Statements.

                               ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported in the 1995 financial statements have been reclassified to conform to the current year's presentation.

NOTE C -- EARNINGS PER SHARE

At the Annual Meeting of the Company's shareholders held on May 1, 1996, the number of authorized shares of the Company's Class A Common Stock was increased pursuant to a vote of the shareholders from 24,996,920 to 74,996,930 shares and a three-for-one (3:1) stock split was effected (See also Item 4., herein). Thus, earnings per share is based on the weighted average number of Class A shares outstanding (67,032,000 as retroactively stated in 1996 and 1995), plus giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 1996 and 1995) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Equivalent shares outstanding total 74,400,000.

NOTE D -- INVESTMENTS

Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The amortized cost of fixed maturities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. The Company currently holds no held-to-maturity securities.

Fixed maturities determined by management not to be held-to-maturity and marketable equity securities are classified as available-for-sale. Marketable equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds and notes. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each balance sheet date.

The following is a summary of available-for-sale securities:

                                      Available-for-Sale Securities
                                             (In Thousands)

                                                                        Gross                Gross
                                                  Amortized           Unrealized           Unrealized               Fair
                                                    Cost                Gains                Losses                 Value

March 31, 1996
U.S. Treasuries                                 $       6,995        $        198         $        96       $       7,097
Obligations of States
and Political Subdivisions                             30,080                 713                  82              30,711
Special Revenue                                       165,324               4,692                 315             169,701
Public Utilities                                        7,936                  77                  45               7,968
Industrial and Miscellaneous                           47,735               1,692                 551              48,876
                                                      -------              ------               -----             -------
   Total Fixed Maturities                             258,070               7,372               1,089             264,353
                                                      -------              ------               -----             -------
Common Stock                                           32,516              12,616               1,366              43,766
Preferred Stock                                        49,583               1,112                 560              50,135
                                                      -------              ------               -----             -------
   Total Equity Securities                             82,099              13,728               1,926              93,901
                                                      -------              ------               -----             -------
                                                $     340,169        $     21,100         $     3,015       $     358,254
                                                =============        ============         ===========       =============




                                      Available-for-Sale Securities
                                             (In Thousands)

                                                                          Gross                Gross
                                                   Amortized             Unrealized          Unrealized           Fair
                                                     Cost                  Gains               Losses             Value
                                                     ----                  -----               ------             -----

December 31, 1995
U.S. Treasuries                                 $       6,991        $        324         $         1       $       7,314
Obligations of States and
  Political Subdivisions                               25,024               1,122                                  26,146
Special Revenue                                       160,678               7,387                                 168,065
Public Utilities                                        7,939                 103                  47               7,995
Industrial and Miscellaneous                           29,291               3,157                   7              32,441
                                                      -------              ------               -----             -------
  Total Fixed Maturities                        $     229,923        $     12,093         $        55       $     241,961
                                                -------------        ------------         -----------       -------------

Common Stock                                    $      27,178        $     10,637         $     1,110       $      36,705
Preferred Stock                                        44,243               1,227               1,036              44,434
                                                      -------              ------               -----             -------
   Total Equity Securities                             71,421              11,864               2,146              81,139
                                                      -------              ------               -----             -------
                                                $     301,344        $     23,957         $     2,201       $     323,100
                                                =============        ============         ===========       =============


Deferred income taxes decreased by $1,326,000 at March 31, 1996 and were reduced by $7,106,000 at December 31, 1995, related to the change in unrealized gains (losses) on available-for-sale securities.

Mortgage loans on real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance is provided for impairment in net realizable value based on periodic valuations. The change in the allowance is reflected on the income statement in realized gain (loss) on investments.


NOTE E -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:

                              Three Months Ended             Three Months Ended
                                 March 31, 1996                 March 31, 1995
                                 --------------                 --------------

Revenues                      $      18,790,421              $      17,286,515
Benefits and expenses                14,565,724                     12,697,935
                                     ----------                     ----------
Income before income taxes            4,224,697                      4,588,580
Income taxes                          1,545,891                      1,502,821
                                     ----------                     ----------
Net income                    $       2,678,806              $       3,085,759
                              =================              =================


Dividends paid to
  shareholders                $       1,071,000              $         945,000
                              =================              =================



NOTE F -- NOTE RECEIVABLE FROM EFL

On December 29, 1995, EFL issued a surplus note to the Company in return for a cash sum of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. On March 25, 1996, EFL received such approval for the accrual/payment of interest in the amount of $241,875, which is included as a receivable in the Company's statement of financial position at March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OPERATING RESULTS

Financial Overview
- ------------------

Consolidated net income rose by 16.9% for the first quarter of 1996 to $23,498,077, or $.32 per share, from $20,096,875 or $.27 per share, for the first quarter of 1995. This growth in first quarter net income was driven by improvement in the management and investment operations of the Company. Management operations improved as management fee revenue continued to grow and the cost of management operations declined slightly. Revenue from investment operations grew at a healthy pace as the Company's excess cash flows were invested. The insurance underwriting operations, however, worsened due to the winter storm related losses experienced in the first quarter of 1996.


RESULTS OF OPERATIONS

Analysis of Management Operations
- ---------------------------------

Management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), rose 3.0 percent to $109,554,239 in the first three months of 1996 compared to $106,341,913 for the same period in 1995. That portion of management fee revenue from direct and affiliated assumed written premiums rose 6.3 percent to $108,288,722 for the first quarter 1996 from $101,879,488 for the same period in 1995. The management fee charged by the Company is a percentage of the direct and affiliated assumed written premiums of the Exchange, which increased 8.5% during the first quarter of 1996. The rate of growth in management fee revenue, from direct and affiliated assumed written premiums, was less than the growth in direct and affiliated assumed written premiums as the management fee rate charged the Exchange in the first quarter of 1996 was 24.5% while the rate charged in the first quarter of 1995 was 25%. The management fee charged the Exchange was 25% during all of 1994 and the first quarter of 1995 and 24.5% for the period April 1, 1995 through March 31, 1996. Effective April 1, 1996 through December 31, 1996, the Company's Board of Directors further reduced the management fee charged the Exchange to 24%.

During the second quarter of 1995, a new service arrangement was entered into with the Company and the Exchange for the management of nonaffiliated reinsurance assumed business on behalf of the Exchange. Management did so in an effort to maintain a separate fee structure that would more equitably compensate the Company for its management services separate from its attorney-in-fact agreement. Prior to this change, the Company received a fee of 24.5% of assumed reinsurance premiums. As a result of this separate reinsurance service arrangement, the Company receives a fee equal to 7% of voluntary reinsurance premiums assumed from nonaffiliated insurers, and will no longer be responsible for the payment of brokerage commissions on this business, which is now the responsibility of the Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The cost of management operations declined to $79,176,650 for the three months ended March 31, 1996, from $80,347,282 for the same period in 1995, a decrease of 1.5%. Net revenues from management operations rose 16.6% to $30,687,956 for the three months ended March 31, 1996 due to the improvement in gross margins (net revenue divided by total revenue from management operations) in the first quarter. Gross operating margins rose to 27.9% in the three months ended March 31, 1996 compared to gross operating margins of 24.7% for the same respective period in 1995. This improvement in gross operating margins is mainly the result of management continuing to carefully control operating expenses, particularly personnel, occupancy, data processing and other discretionary costs.

The Company is responsible for the payment of commissions to the independent Agents who sell insurance products for the Company's subsidiaries and the Exchange, and its subsidiary, Flagship City Insurance Company, as enumerated in the subscriber's agreement with the Exchange. The Agents receive commissions based on fixed percentage fee schedules with different commission rates by line of insurance. Also included in commission expense are the costs of promotional incentives for Agents and Agent profit-sharing bonuses. Agent profit-sharing bonuses are based upon the underwriting profitability of the insurance written and serviced by the Agent within the Erie Insurance Group of companies. Commissions are the largest component of the cost of management operations.

The Company's commission costs decreased 1.4% to $51,101,391 for the first quarter of 1996, compared to $51,830,546 in the first quarter of 1995. This decrease is primarily the result of the new reinsurance service arrangement entered into during the second quarter of 1995, as mentioned previously, whereby the Company is no longer responsible for the payment of brokerage commissions on behalf of the Exchange on non-affiliated assumed reinsurance. As of March 31, 1995, the Company reimbursed the Exchange for brokerage commissions paid in connection with the nonaffiliated reinsurance assumed business in the amount of $3,607,507. Additionally, during the first quarter of 1996 promotional incentive and Agent bonus costs, which is a component part of commission costs, decreased 36.6% to $1,467,377 versus $2,315,567 for the first quarter of 1995. The majority of this decrease was due to lower Agent bonus levels and promotional incentives which are a direct result of the underwriting results of the Erie Insurance Group. Commission costs, minus the effects of promotional incentive costs, Agent bonus costs, and brokerage commissions paid on non-affiliated assumed reinsurance business, increased 8.1% to $49,634,014 from $45,907,472 for the first quarter of 1995, which is in line with the growth in premiums written.

The Company's personnel costs (salaries, employee benefits, and payroll taxes) net of those reimbursed by affiliated companies, totalled $18,382,199 for the three month period ended March 31, 1996, compared to $17,626,688 for the same period in 1995, an increase of 4.3%. Personnel costs are the second largest component in cost of operations, after commissions.

Analysis of Insurance Operations
- --------------------------------

The insurance underwriting operations of the Company's wholly-owned subsidaries, Erie Insurance Company and Erie Insurance Company of New York, which share proportionally in the property/casualty underwriting results of the Erie Insurance Group, were impacted negatively by severe winter weather in the first quarter of 1996. As a result, the underwriting loss experienced in the first quarter 1996 amounted to about $4 million greater than that experienced in the first quarter 1995. Premiums earned for the Company's property/casualty insurance subsidiaries grew 12.5% to $24,552,197 for the first quarter 1996 compared to $21,823,193 for the same period in 1995. Losses, loss adjustment expenses and underwriting expenses incurred increased at a greater rate than premiums earned; up 28.6% for the first quarter of 1996 amounting to $30,369,353 compared to $23,621,476 for the prior year's first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Analysis of Investment Operations
- ---------------------------------

Total revenues from investment operations for the three months ended March 31, 1996 increased 35.9% to $7,068,530 from $5,203,126 for the same period in 1995.
Income from investment operations rose primarily due to an increase in interest and dividend income generated from the Company's investment portfolio as increased cash flows were invested. Interest and dividend income was $6,006,215 for the three-month period ended March 31, 1996 compared to $4,618,272 for the same period in 1995, an increase of 30.0%.

The Company also benefited from its 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company (EFL). This investment is accounted for under the equity method of accounting. Consequently, the Company's investment earnings were a direct result of EFL's net income of $2,678,806 and $3,085,759 at March 31, 1996 and 1995, respectively. The earnings recognized from the investment in EFL decreased to $579,387 for the three months ended March 31, 1996 from $667,406 for the same period in 1995, as EFL recognized fewer non-recurring realized capital gains and incurred increased levels of death benefits expense in the first quarter of 1996.

FINANCIAL CONDITION

Investments
- -----------

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investments are also liquid in order to meet the short- and long-term commitments of the Company. At March 31, 1996, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $395 million, or 38%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At March 31, 1996, 97% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum by the Company.

The Company's investments are subject to certain risks, including interest rate and reinvestment risk. Fixed maturity and preferred stock security values generally fluctuate inversely with movements in interest rates. The Company's corporate and municipal bond investments may contain call and sinking fund features which may result in early redemptions. Declines in interest rates could cause early redemptions or prepayments which could require the Company to reinvest at lower rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


At March 31, 1996, the Company's five largest investments in corporate debt securities totaled $10.8 million, none of which individually exceeded $2.5 million. These investments had a market value of $11.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. The Company's major sources of funds from operations are the net cash flow generated from management operations as the attorney-in-fact for the Exchange, the net cash flow from the Erie
Insurance Company's 5% and the Erie Insurance Company of New York's .5% participation in the underwriting results of the reinsurance pool with the Exchange, and the Company's investment income from affiliated and non-affiliated investments. With respect to the management fee cash flow, funds are generally released from the Exchange to the Company on a premiums collected basis, as the Company incurs commission expense on premiums collected rather than written premiums. The Company generates sufficient net positive cash flow from its operations which is used to fund its commitments and to build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments.

The Company's consolidated statements of cash flows indicate that net cash flows provided by operating activities for the three months ended March 31, 1996 and 1995, were $25,426,341 and $21,139,379 respectively. Those statements also classify the other sources and uses of cash by investing activities and financing activities.

Dividends declared to shareholders in the three months ended March 31, 1996 and 1995, totaled $5,624,375 and $4,387,014, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first quarter of 1996.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax assets at March 31, 1996 and December 31, 1995 of $2,546,811 and $185,282, respectively. Management believes it is more likely than not that the Company will have sufficient taxable income in future years to realize the benefits of the deferred tax assets.

The Company's property/casualty insurance subsidiaries enjoy a strong capital position which is demonstrated in their risk-based capital ratios calculated using the National Association of Insurance Commissioners (NAIC) formula at December 31, 1995. Such calculations indicated that the Company's property/casualty insurance subsidiaries' Total Adjusted Capital was substantially above the Authorized Control Level Risk-Based Capital requirements of the NAIC since their ratios are all in excess of three to one (3:1) at December 31, 1995.

At March 31, 1996 and December  31, 1995,  the  Company's  receivables  from its affiliates totaled $453,066,778 and $451,777,577, respectively. These receivables, primarily due from the Exchange, are a result of the attorney-in-fact management fee, expense reimbursements and the intercompany reinsurance pool and potentially expose the Company to concentrations of credit risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The individual receivable from the Exchange and its affiliates at March 31, 1996 and December 31, 1995 are as follows:

                                  March 31, 1996        December 31, 1995
                                 ---------------        -----------------

Exchange-Management Fee and
   Expense Reimbursements        $   114,900,443        $     105,612,765
EFL-Expense Reimbursements               771,000                1,392,365
Exchange-Reinsurance Recoverable
    from Losses and Unearned
    Premium Balances Ceded           337,395,335              344,772,447
                                 ---------------        -----------------

                                 $   453,066,778        $     451,777,577
                                 ===============        =================

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          a.   The Company's Annual Meeting of Shareholders was held
               May 1, 1996.

          b. At the Annual Meeting of Shareholders, all of the Company's directors were elected at said meeting, as follows:

               Peter B. Bartlett                   Irvin H. Kochel
               Samuel P. Black, Jr.                Edmund J. Mehl
               J. Ralph Borneman, Jr.              Stephen A. Milne
               Patricia A. Goldman                 John M. Petersen
               Susan Hirt Hagen                    Seth E. Schofield
               Thomas B. Hagen                     Jan R. Van Gorder
               F. William Hirt                     Harry H. Weil

               Since all directors of the Company were elected at the Annual Meeting of Shareholders, there are no directors whose term of office as a director continued after the meeting.

          c. The following other matters were voted upon at the meeting and the following number of affirmative votes were cast with respect to such matters:

               (1) The ratification of the firm of Brown, Schwab, Bergquist & Co. as independent public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 1996 was ratified. This ratification received 3,032 affirmative votes with no negative votes or abstentions.

               (2)  The amendment to the Company's  Articles of Incorporation to
                    (a) increase the number of authorized shares of the Company's Class A Common Stock from 24,996,920 shares to 74,996,930 shares, (b) reclassify the presently issued shares of Class A Common Stock by effecting a three-for-one (3-for-1) split of the Class A Common Stock and (c) revise the provisions relating to dividends, conversion and liquidation preferences so as to maintain the current relationship between the Company's Class A Common Stock and Class B Common Stock with respect to dividends, conversion and liquidation preferences. This amendment received 19,160,336 affirmative votes of the Class A shareholders, 3,032 affirmative votes of the Class B shareholders, with no negative votes and 2,341 Class A shareholder abstentions.


Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Erie Indemnity Company

                                                 (Registrant)

Date ______________                        /s/ Stephen A. Milne
                                           ------------------------
                                           Stephen A. Milne, President & CEO


                                           /s/ Thomas M. Sider
                                           --------------------------------
                                           Thomas M. Sider, Executive Vice
                                                            President & CFO