Form 10-Q
period 1996-06-30
ERIE INDEMNITY CO
filed 1996-08-08
CIK 922621

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996

Commission file number 0-24000


                                         ERIE INDEMNITY COMPANY
                        (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                               25-0466020
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


100 Erie Insurance Place, Erie, Pennsylvania                     16530
  (Address of principal executive offices)                    (Zip Code)

                                 (814) 870-2000
                 Registrant's telephone number, including area code


                                Not applicable
Former name, former address and former fiscal year, if changed since last report.

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

               Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of August 1, 1996.

               Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of August 1, 1996.

        The common stock is the only class of stock the Registrant is presently authorized to issue.

                                  INDEX

                          ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

    Consolidated Statements of Financial Position--June 30, 1996 and
         December 31, 1995

    Consolidated Statements of Operations--Three and Six months ended
         June 30, 1996 and 1995

    Consolidated Statements of Cash Flows--Three and Six months ended
         June 30, 1996 and 1995

    Notes to Consolidated Financial Statements--June 30, 1996

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                           June 30,                       December 31,
                  ASSETS                                                     1996                             1995
                                                                        ---------------                    ----------
                                                                         (Unaudited)

INVESTMENTS
   Fixed Maturities:
     Available-for-Sale (amortized cost of
       $276,169,628 and $229,922,533,
        respectively)                                                $         281,006,542        $         241,960,567

   Equity Securities (cost of $89,314,150 and
     $71,421,388, respectively)                                                102,471,293                   81,139,076
   Real Estate Mortgage Loans                                                    6,379,154                    4,432,361
   Other Invested Assets                                                         6,971,899                    5,142,585
                                                                     ---------------------        ---------------------

        Total Investments                                            $         396,828,888        $         332,674,589

   Cash and Cash Equivalents                                                    33,419,599                   56,856,983
   Equity in Erie Family Life
     Insurance Company                                                          25,046,768                   27,880,363
   Accrued Interest and Dividends                                                5,623,419                    4,980,154
   Premiums Receivable from Policyholders                                      105,550,187                   99,534,004
   Reinsurance Recoverable, Non-affiliates                                         177,534                      160,988
   Deferred Policy Acquisition Costs                                             9,604,755                    9,011,734
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            454,093,299                  451,777,577
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000                   15,000,000
   Property and Equipment                                                        8,797,068                    8,241,937
   Federal Income Taxes Recoverable                                              1,794,363                      932,379
   Deferred Income Taxes                                                           990,624                      185,282
   Other Assets                                                                 16,584,657                   15,195,754
                                                                     ---------------------        ---------------------

        Total Assets                                                 $       1,073,511,161        $       1,022,431,744
                                                                     =====================        =====================

                                                                                                            (Continued)



See Notes to Consolidated Financial Statements.

                                ERIE INDEMNITY COMPANY

                     CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                           June 30,                        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1996                              1995
                                                                         -------------                      ----------
                                                                         (Unaudited)

LIABILITIES
   Losses and Loss Adjustment Expenses                               $         362,368,269        $         357,334,127
   Unearned Premiums                                                           216,239,919                  202,806,574
   Accounts Payable                                                              4,976,702                    5,839,745
   Accrued Commissions                                                          75,628,592                   72,697,864
   Accrued Payroll and Payroll Taxes                                             5,859,236                    8,093,690
   Accrued Vacation and Sick Pay                                                 7,988,620                    6,740,212
   Deferred Compensation                                                         1,405,595                    1,739,216
   Dividends Payable                                                             5,622,141                    5,624,375
   Benefit Plans Liability                                                       6,680,253                    7,491,700
                                                                     ---------------------        ---------------------

          Total Liabilities                                                    686,769,327                  668,367,503
                                                                     ---------------------        ---------------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
        per share; authorized 74,996,930                                         1,955,100                    1,955,100
     Class B Common, stated value $70.00
        per share; authorized 3,070                                                214,900                      214,900
   Additional Paid-In Capital                                                    7,830,000                    7,830,000
   Net Unrealized Gain on Available-for-Sale
     Securities (net of deferred taxes)                                         11,600,404                   17,643,443
   Retained Earnings                                                           365,141,430                  326,420,798
                                                                     ---------------------        ---------------------

          Total Shareholders' Equity                                           386,741,834                  354,064,241
                                                                     ---------------------        ---------------------

          Total Liabilities and
          Shareholders' Equity                                       $       1,073,511,161        $       1,022,431,744
                                                                     =====================        =====================




See Notes to Consolidated Financial Statements.

                           ERIE INDEMNITY COMPANY

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended                      Six Months Ended
                                                                     June 30                                 June 30
                                                    -------------------------------------------------------------------------------
MANAGEMENT OPERATIONS:                                        1996                1995             1996                   1995

   Management Fee Revenue                           $     117,422,334   $     108,113,793  $      225,711,056  $      213,331,176
   Service Agreement Revenue                                1,165,928           1,056,167           2,431,445           2,180,697
   Other Operating Revenue                                    308,964             343,737             619,331             665,966
                                                    -----------------   -----------------  ------------------  ------------------

     Total Revenues from Management Operations            118,897,226         109,513,697         228,761,832         216,177,839

   Cost of Management Operations                           85,452,651          78,788,021         164,629,301         159,135,303
                                                    -----------------   -----------------  ------------------  ------------------

     Net Revenues From
     Management Operations                                 33,444,575          30,725,676          64,132,531          57,042,536
                                                    -----------------   -----------------  ------------------  ------------------

INSURANCE UNDERWRITING OPERATIONS:

   Premiums Earned                                         25,007,216          22,984,344          49,559,413          44,807,537

   Losses and Loss Adjustment Expenses Incurred            19,242,498          18,335,526          42,813,941          36,375,905
   Policy Acquisition and Other
     Underwriting Expenses                                  7,021,831           6,591,747          13,819,741          12,172,844
                                                    -----------------   -----------------  ------------------  ------------------
     Total Losses and Expenses                             26,264,329          24,927,273          56,633,682          48,548,749
                                                    -----------------   -----------------  ------------------  ------------------

     Underwriting Loss                                     (1,257,113)         (1,942,929)         (7,074,269)         (3,741,212)
                                                    -----------------   -----------------  ------------------  ------------------

INVESTMENT OPERATIONS:

   Equity in Earnings of Erie Family
     Life Insurance Company                                   954,122             683,019           1,533,509           1,350,425
   Interest and Dividends                                   5,927,799           4,864,870          11,934,014           9,483,142
   Realized Gain on Investments                               601,233             460,571           1,084,161             378,019
                                                    -----------------   -----------------  ------------------  ------------------

     Total Revenues from Investment Operations              7,483,154           6,008,460          14,551,684          11,211,586
                                                    -----------------   -----------------  ------------------  ------------------

     Income Before Income Taxes                            39,670,616          34,791,207          71,609,946          64,512,910

Provision for Income Taxes                                 13,204,272          11,675,475          21,645,525          21,300,303
                                                    -----------------   -----------------  ------------------  ------------------

   Net Income                                       $      26,466,344   $      23,115,732  $       49,964,421  $       43,212,607
                                                    =================   =================  ==================  ==================

Earnings per Share:

   Net Income per Share                             $            0.36   $            0.31  $             0.67  $             0.58
                                                    =================   =================  ==================  ==================

Dividends Declared per Share:
   Class A                                          $          0.0833   $           0.065  $           0.1666  $             0.13
                                                    -----------------   -----------------  ------------------  ------------------
   Class B                                          $           12.50   $            9.75  $            25.00  $            19.50
                                                    -----------------   -----------------  ------------------  ------------------



See Notes to Consolidated Financial Statements.

                                           ERIE INDEMNITY COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended             Six Months Ended
                                                                               June 30, 1996                June 30, 1995
                                                                            ------------------            ----------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                              $       49,964,421           $      43,212,607
     Depreciation and amortization                                                    595,043                     437,720
     Deferred income tax expense (benefit)                                            552,189                    (815,526)
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Realized gain on investments                                                  (1,084,161)                   (378,019)
     Amortization of bond discount                                                   (127,110)                   (109,108)
     Undistributed earnings of equity investee                                       (766,939)                   (887,189)
     (Decrease) increase in deferred compensation                                    (333,621)                     29,214
     Increase in accrued interest and dividends                                      (643,265)                   (936,983)
     Increase in receivables                                                       (8,348,451)                (42,870,141)
     Increase in policy acquisition costs                                            (593,021)                 (1,368,192)
     Increase in other assets                                                      (1,289,452)                   (693,968)
     Decrease in accounts payable and
       accrued expenses                                                            (2,660,536)                   (775,831)
     Increase in prepaid federal income taxes                                        (861,984)                          0
     Increase in accrued commissions                                                2,930,728                   3,492,542
     Increase in income taxes payable                                                       0                   4,248,069
     Increase in loss reserves                                                      5,034,142                  10,661,759
     Increase in unearned premiums                                                 13,433,345                  17,970,989
                                                                           ------------------           -----------------

       Net cash provided by operating
         activities                                                                55,801,328                  31,217,943

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                             (64,349,206)                (49,365,405)
     Equity securities                                                            (25,963,817)                (15,616,270)
      Mortgage loans                                                               (1,968,775)                          0
     Other invested assets                                                         (2,780,390)                 (1,438,246)
   Sales/maturities of investments:
     Fixed maturities                                                              18,566,901                   4,930,764
     Equity securities                                                              8,595,623                   1,954,870
     Mortgage loans                                                                    22,481                     548,089
     Other invested assets                                                          1,055,491                      51,000


                                                                                                               (Continued)




See Notes to Consolidated Financial Statements.

                                     ERIE INDEMNITY COMPANY


                                                                            Six Months Ended             Six Months Ended
                                                                              June 30, 1996                June 30, 1995
                                                                           ------------------           ----------------

CASH FLOW FROM INVESTING ACTIVITIES (Continued)
   Purchase of property and equipment                                      $         (886,009)          $         (72,377)
   Purchase of computer software                                                     (264,164)                   (529,614)
   Loans to Agents                                                                   (553,772)                 (2,793,805)
   Collections on Agent loans                                                         535,675                     465,610
                                                                           ------------------           -----------------

         Net cash used in investing activities                                    (67,989,962)                (61,865,384)

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                                 (11,248,750)                 (8,774,027)
                                                                           ------------------           -----------------

         Net cash used in financing activities                                    (11,248,750)                 (8,774,027)
                                                                           ------------------           -----------------

Net decrease in cash and cash
   equivalents                                                                    (23,437,384)                (39,421,468)

Cash and cash equivalents at beginning of period                                   56,856,983                  52,110,474
                                                                           ------------------           -----------------

Cash and cash equivalents at end of period                                 $       33,419,599           $      12,689,006
                                                                           ==================           =================



Supplemental disclosures of cash flow information:
Cash paid during the six months ended June 30, 1996 and 1995 for income taxes was $23,980,834 and $20,214,243, respectively.














See Notes to Consolidated Financial Statements.

                               ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported in the 1995 financial statements have been reclassified to conform to the current year's presentation.

NOTE C -- EARNINGS PER SHARE

At the Annual Meeting of the Company's shareholders held on May 1, 1996, the number of authorized shares of the Company's Class A Common Stock was increased pursuant to a vote of the shareholders from 24,996,920 to 74,996,930 shares and a three-for-one (3:1) stock split was effected. Thus, earnings per share is based on the weighted average number of Class A shares outstanding of 67,032,000 (as retroactively stated in 1995), plus giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 1996 and 1995) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Equivalent shares outstanding total 74,400,000.

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

Fixed maturities determined by management not to be held-to-maturity and marketable equity securities are classified as available-for-sale. Marketable equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds and notes. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each balance sheet date.

The following is a summary of available-for-sale securities:

                                       Available-for-Sale Securities

                                                                       Gross                 Gross
                                                  Amortized          Unrealized            Unrealized             Fair
(In Thousands)                                       Cost               Gains                Losses               Value

June 30, 1996
U.S. Treasuries                                 $       7,001        $        157         $       137       $       7,021
Obligations of States
  and Political Subdivisions                           31,063                 840                 115              31,788
Special Revenue                                       164,707               4,063                 483             168,287
Public Utilities                                        7,934                  56                  43               7,947
Industrial and Miscellaneous                           65,465               1,470                 971              65,964
                                                -------------        ------------         -----------       -------------
   Total Fixed Maturities                       $     276,170        $      6,586         $     1,749       $     281,007
                                                -------------        ------------         -----------       -------------

Common Stock                                    $      35,453        $     14,341         $     1,165       $      48,629
Preferred Stock                                        53,861                 728                 747              53,842
                                                -------------        ------------         -----------       -------------
   Total Equity Securities                      $      89,314        $     15,069         $     1,912       $     102,471
                                                -------------        ------------         -----------       -------------
                                                $     365,484        $     21,655         $     3,661       $     383,478
                                                =============        ============         ===========       =============




                                       Available-for-Sale Securities

                                                                          Gross                Gross
                                                 Amortized              Unrealized           Unrealized           Fair
(In Thousands)                                      Cost                   Gains               Losses            Value

December 31, 1995
U.S. Treasuries                                 $       6,991        $        324         $         1       $       7,314
Obligations of States and
  Political Subdivisions                               25,024               1,122                                  26,146
Special Revenue                                       160,678               7,387                                 168,065
Public Utilities                                        7,939                 103                  47               7,995
Industrial and Miscellaneous                           29,291               3,157                   7              32,441
                                                -------------        ------------         -----------       -------------
  Total Fixed Maturities                        $     229,923        $     12,093         $        55       $     241,961
                                                -------------        ------------         -----------       -------------

Common Stock                                    $      27,178        $     10,637         $     1,110       $      36,705
Preferred Stock                                        44,243               1,227               1,036              44,434
                                                -------------        ------------         -----------       -------------
   Total Equity Securities                      $      71,421        $     11,864         $     2,146       $      81,139
                                                -------------        ------------         -----------       -------------
                                                $     301,344        $     23,957         $     2,201       $     323,100
                                                =============        ============         ===========       =============

Deferred income taxes decreased by $1,358,000 at June 30, 1996 and were reduced by $7,106,000 at December 31, 1995, related to the change in unrealized gains (losses) on available-for-sale securities.

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


NOTE E -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:

                               Six Months Ended              Six Months Ended
                                 June 30, 1996                 June 30, 1995
                              ------------------            ----------------
Revenues                      $       39,454,745             $       35,870,185
Benefits and expenses                 28,238,142                     26,481,816
                              ------------------             ------------------
Income before income taxes            11,216,603                      9,388,369
Income taxes                           4,126,403                      3,144,661
                              ------------------             ------------------
Net income                    $        7,090,200             $        6,243,708
                              ==================             ==================

Dividends paid to
  shareholders                $        2,252,252             $        2,016,000
                              ==================             ==================


NOTE F -- NOTE RECEIVABLE FROM EFL

On December 29, 1995, EFL issued a surplus note to the Company in return for a cash sum of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. In March and June of 1996, EFL received such approval for the accrual/payment of interest totaling $483,750, which was paid to the Company by EFL at June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OPERATING RESULTS

Financial Overview

Consolidated net income rose by 14.5% for the second quarter of 1996 to $26,466,344, or $.36 per share, from $23,115,732 or $.31 per share, for the second quarter of 1995. The growth in second quarter net income was driven by improvement in all of the Company's principle operating segments. Gains made in the Company's management and investment operations were further supported by a reduction in underwriting losses during the second quarter.

For the six months ended June 30, 1996, consolidated net income increased 15.6% to $49,964,421 or $.67 per share, from $43,212,607 or $.58 per share earned in the same period in 1995. The growth in net income for the six months ended June 30, 1996 resulted from gains in the management and investment operating segments while the insurance underwriting results lagged the 1995 underwriting results due to losses from severe winter weather in the first quarter of 1996.


RESULTS OF OPERATIONS

Analysis of Management Operations

For the second quarter 1996 management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie
Insurance Exchange (the Exchange), increased 8.6% to $117,422,334 from $108,113,793 for the second quarter 1995. Management fee revenue increased 5.8% to $225,711,056 in the first six months of 1996 compared to $213,331,176 for the same period in 1995. In June of 1995, a separate service arrangement was effected between the Company and the Exchange. Under this arrangement, the Company began receiving a service fee of 7% on voluntary reinsurance premiums assumed from non-affiliated insurers and the Exchange assumed the responsibility for the payment of brokerage commissions on all voluntary assumed premiums from unaffiliated companies. This arrangement resulted in a one-time retroactive adjustment that reduced the management fee revenue of the second quarter of 1995 by $3,213,000 and reduced the commission expenses incurred in the second quarter of 1995 by $3,607,000.

Excluding this one-time 1995 retroactive adjustment of $3,213,000 from management fee revenue would produce a 5.4% growth rate in management fee revenue during the second quarter of 1996 derived from the direct and affiliated assumed written premium of the Exchange. The direct and affiliated assumed written premium of the Exchange, on which management fee is based, increased 7.6% during the second quarter of 1996. The rate of growth in the management fee revenue was less than the rate of growth in the direct and assumed premium written because the management fee rate charged the Exchange in the second quarter of 1996 as determined by the Company's Board of Directors was 24% while the rate charged in the second quarter of 1995 was 24.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The cost of management operations increased 8.5% to $85,452,651 for the three months ended June 30, 1996 from $78,788,021 for the same period in 1995. As mentioned previously, commission expenses incurred, which are a component of cost of management operations, were reduced by $3,607,000 in the second quarter of 1995 related to a retroactive adjustment. Excluding this retroactive adjustment, cost of management operations would have increased by 3.7% for the second quarter of 1996.

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

The Company's commission costs increased 13.8% to $56,326,492 for the second quarter of 1996, compared to $49,500,138 in the second quarter of 1995. This increase was effected by the 1995 retroactive adjustment discussed previously, in the amount of $3,607,000. Thus, commission costs would have increased 6.1%. For the six months ended June 30, 1996, commission costs increased 6% to $107,427,883 from $101,330,684. The increases experienced in commission costs on a quarterly and year-to-date basis are consistent with the growth in premiums written of 7.6% and 8.0%, respectively.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs, net of those reimbursed by affiliated companies, totaled $17,795,069 for the three month period ended June 30, 1996, compared to $17,374,606 for the same period in 1995, an increase of 2.4%. Personnel costs rose 3.4% to $36,177,268 for the six months ended June 30, 1996 from $35,001,294 for the respective period in 1995.

Net revenues from the Company's management operations rose 8.8% to $33,444,575 for the three months ended June 30, 1996 compared to $30,725,676 for the same period in 1995. This continued growth in quarterly results contributed to the 12.4% increase in net revenues from management operations for the six months ended June 30, 1996. The gross margin from management operations (net revenue divided by total revenue), which was 28.1% in the second quarter of 1996, was consistent with the gross margin reported in the second quarter of 1995. For the six months ended June 30, 1996, the gross margin improved to 28% from 26.4% for the same period in 1995.

Analysis of Insurance Operations

The insurance underwriting operations of the Company's wholly-owned subsidaries, Erie Insurance Company and Erie Insurance Company of New York, which share proportionally in the property/casualty underwriting results of the Erie Insurance Group, were impacted negatively by severe winter weather in the first quarter of 1996. In the second quarter of 1996, premiums earned for the Company's property/casualty insurance subsidiaries grew 8.8% to $25,007,216 compared to $22,984,344 for the same period in 1995. Losses, loss adjustment expenses and underwriting expenses incurred increased at a lesser rate than premiums earned; up 5.4% for the second quarter of 1996 amounting to $26,264,329 compared to $24,927,273 for the prior year's second quarter. The net underwriting loss reported in the second quarter amounted to $1,257,113 and improved from the net underwriting loss of $1,942,929 experienced in the second quarter of 1995.

For the six months ended June 30, 1996, the Erie Insurance Company and Erie Insurance Company of New York's underwriting loss was $7,074,269 compared to a loss of $3,741,212 for the same period in 1995. The severe winter weather in the eastern United States during the first quarter of 1996 was primarily responsible for this increase.

The GAAP combined ratio for the Company's property/casualty insurance operations was 114.3% for the six months ended June 30, 1996 compared to a ratio of 108.3% for the same period in 1995. However, there was improvement in the GAAP combined ratio during the second quarter of 1996 to 105% from 108.4% for the second quarter of 1995. The GAAP combined ratio is the ratio of acquisition and underwriting expenses, loss and loss adjustment expenses incurred to premiums earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Analysis of Investment Operations

Total revenues from investment operations for the second quarter of 1996 increased by 24.5% to $7,483,154 from $6,008,460 posted in the second quarter of 1995. Total revenues from investment operations for the six months ended June 30, 1996 increased 29.8% to $14,551,684 from $11,211,586 for the same period in
1995. A 26% increase in dividend and interest income, as well as approximately $1 million of non-recurring realized capital gains on investments, fueled the growth in revenues from investment operations in the first six months of 1996.

The Company also benefited from its 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company (EFL). This investment is accounted for under the equity method of accounting. Consequently, the Company's investment earnings were a direct result of EFL's net income of $7,090,200 and $6,243,708 at June 30, 1996 and 1995, respectively. The earnings recognized from the investment in EFL increased to $1,533,509 for the six months ended June 30, 1996 from $1,350,425 for the same period in 1995, as EFL's taxes, licenses and fees decreased due to the timing of payments of state life insurance guaranty fund assessments through June 30, 1996 as compared to June 30, 1995.

FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investments are also liquid in order to meet the short- and long-term commitments of the Company. At June 30, 1996, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $417 million, or 39%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At June 30, 1996, 97% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum by the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


At June 30, 1996, the Company's five largest investments in corporate debt securities totaled $10.8 million, none of which individually exceeded $2.5 million. These investments had a market value of $10.9 million.

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

The Company's consolidated statements of cash flows indicate that net cash flows provided by operating activities for the six months ended June 30, 1996 and 1995, were $55,801,328 and $31,217,943 respectively. Those statements also classify the other sources and uses of cash by investing activities and financing activities.

Dividends declared to shareholders in the three months ended June 30, 1996 and 1995, totaled $5,622,141 and $4,387,013, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first or second quarter of 1996.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax assets at June 30, 1996 and December 31, 1995 of $990,624 and $185,282, respectively. Management believes it is more likely than not that the Company will have sufficient taxable income in future years to realize the benefits of the deferred tax assets.

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

At June 30, 1996 and December  31,  1995,  the  Company's  receivables  from its affiliates totaled $454,093,299 and $451,777,577, respectively. These receivables, primarily due from the Exchange, are a result of the attorney-in-fact management fee, expense reimbursements and the intercompany reinsurance pool and potentially expose the Company to concentrations of credit risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The individual receivable from the Exchange and its affiliates at June 30, 1996 and December 31, 1995 are as follows:

                                   June 30, 1996      December 31, 1995
                                   -------------      -----------------

Exchange-Management Fee and
    Expense Reimbursements         $ 106,935,144        $ 105,612,765
EFL-Expense Reimbursements               585,959            1,392,365
Exchange-Reinsurance Recoverable
    from Losses and Unearned
    Premium Balances Ceded           346,572,196          344,772,447
                                   --------------      ----------------

                                   $ 454,093,299       $  451,777,577
                                   ==============      ================

OTHER MATTERS

On June 24, 1996, the Pennsylvania Workers' Compensation Reform Act was signed into law. This Act, now known as Act 57, calls for a reduction of workers' compensation premiums in the state of Pennsylvania by insurance companies that reflect reform outlined in the Act. This law is expected to reduce the premium income generated by the Exchange and its affiliated companies, Erie Insurance Company and Erie Insurance Property & Casualty Company on workers' compensation business written in the state of Pennsylvania. Any reduction in premiums written as a consequence of Act 57 will result in reduced management fee revenue for the Company as its management fee revenue is based on premiums written. The reduced workers' compensation premiums will also affect the Company's property/casualty insurance subsidiaries operating results, however, lower premium levels may be offset by lower loss costs arising from the cost containment provisions of Act
57. The effect of this Act on the overall financial condition of the Company is not expected to be material.

In late January 1996, Maryland Governor Parris Glendening introduced Senate Bill 216, a comprehensive legislative package intended to reduce automobile insurance costs and premiums in the state of Maryland. This legislation could have affected the Company's revenues from management operations and insurance underwriting operations. However, Senate Bill 216 did not receive significant support in the Maryland legislature, which adjourned without acting on the Governor's initiative.




"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in the "Financial Condition - Investments", and the "Liquidity and Capital Resources" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, and technological difficulties and advancements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

Exhibit 27.  Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore, have been omitted.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Erie Indemnity Company

                                       (Registrant)


Date: August 7, 1996                   /s/ Stephen A. Milne
                                       ---------------------------------
                                       Stephen A. Milne, President & CEO

                                       /s/ Thomas M. Sider
                                       ----------------------------------
                                       Thomas M. Sider, Executive Vice
                                                        President & CFO