Form 10-Q
period 1996-09-30
ERIE INDEMNITY CO
filed 1996-11-12
CIK 922621

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996

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

               Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of October 1, 1996.

               Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of October 1, 1996.

        The common stock is the only class of stock the Registrant is presently authorized to issue.

                                INDEX

                       ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

        Consolidated Statements of Financial Position--September 30, 1996 and
                          December 31, 1995

        Consolidated Statements of Operations--Three and Nine months ended
                          September 30, 1996 and 1995

        Consolidated Statements of Cash Flows--Three and Nine months ended
                          September 30, 1996 and 1995

        Notes to Consolidated Financial Statements--September 30, 1996

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                        ERIE INDEMNITY COMPANY

           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                           September 30,                  December 31,
                  ASSETS                                                       1996                           1995
                                                                        -------------------               ----------
                                                                            (Unaudited)


INVESTMENTS
   Fixed Maturities:
     Available-for-Sale (amortized cost of
       $285,579,200 and $229,922,533,
        respectively)                                                $         291,615,552        $         241,960,567

   Equity Securities (cost of $105,379,148 and
     $71,421,388, respectively)                                                118,315,355                   81,139,076
   Real Estate Mortgage Loans                                                    6,356,907                    4,432,361
   Other Invested Assets                                                         7,131,548                    5,142,585
                                                                        -----------------------------------------------

        Total Investments                                            $         423,419,362         $        332,674,589

   Cash and Cash Equivalents                                                    24,188,659                   56,856,983
   Equity in Erie Family Life
     Insurance Company                                                          25,983,079                   27,880,363
   Accrued Interest and Dividends                                                5,966,774                    4,980,154
   Premiums Receivable from Policyholders                                      111,079,857                   99,534,004
   Reinsurance Recoverable, Non-affiliates                                         172,190                      160,988
   Deferred Policy Acquisition Costs                                             9,883,853                    9,011,734
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            486,187,134                  451,777,577
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000                   15,000,000
   Property and Equipment                                                        8,392,636                    8,241,937
   Federal Income Taxes Recoverable                                              2,196,292                      932,379
   Deferred Income Taxes                                                           174,010                      185,282
   Other Assets                                                                 19,125,553                   15,195,754
                                                                     ---------------------        ---------------------

        Total Assets                                                 $       1,131,769,399        $       1,022,431,744
                                                                     =====================        =====================

                                                                                                            (Continued)

See Notes to Consolidated Financial Statements.

                                ERIE INDEMNITY COMPANY

                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             September 30,                December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            1996                          1995
                                                                         ----------------------------------------------
                                                                              (Unaudited)

LIABILITIES
   Losses and Loss Adjustment Expenses                               $         382,912,905        $         357,334,127
   Unearned Premiums                                                           226,273,129                  202,806,574
   Accounts Payable                                                              5,081,485                    5,839,745
   Accrued Commissions                                                          77,234,503                   72,697,864
   Accrued Payroll and Payroll Taxes                                             7,902,933                    8,093,690
   Accrued Vacation and Sick Pay                                                 7,282,375                    6,740,212
   Deferred Compensation                                                         1,449,516                    1,739,216
   Dividends Payable                                                             5,624,420                    5,624,375
   Benefit Plans Liability                                                       6,866,127                    7,491,700
                                                                     ---------------------        ---------------------

          Total Liabilities                                                    720,627,393                  668,367,503
                                                                     ---------------------        ---------------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
        per share; authorized 74,996,930 shares;
        issued and outstanding 67,032,000 shares                                 1,955,100                    1,955,100
     Class B Common, stated value $70.00
        per share; authorized 3,070 shares;
        Issued and outstanding 3,070 shares                                        214,900                      214,900
   Additional Paid-In Capital                                                    7,830,000                    7,830,000
   Net Unrealized Gain on Available-for-Sale
     Securities (net of deferred taxes)                                         12,440,442                   17,643,443
   Retained Earnings                                                           388,701,564                  326,420,798
                                                                     ---------------------        ---------------------

          Total Shareholders' Equity                                           411,142,006                  354,064,241
                                                                     ---------------------        ---------------------

          Total Liabilities and
          Shareholders' Equity                                       $       1,131,769,399        $       1,022,431,744
                                                                     =====================        =====================




See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30                            September 30
                                                         -----------------------------------------------------------------------

MANAGEMENT OPERATIONS:                                             1996                1995             1996               1995

   Management Fee Revenue                                $     115,620,834   $     109,769,195  $   341,331,890  $    323,100,371
   Service Agreement Revenue                                     1,333,576           1,214,564        3,765,021         3,395,261
   Other Operating Revenue                                         312,324             324,265          931,655           990,231
                                                         -----------------   -----------------  ------------------  -------------

     Total Revenues from Management Operations                 117,266,734         111,308,024         346,028,566    327,485,863

   Cost of Management Operations                                81,549,000          79,610,180         246,178,301    238,745,483
                                                         -----------------   -----------------  ------------------  -------------

     Net Revenues From
     Management Operations                                      35,717,734          31,697,844          99,850,265     88,740,380
                                                         -----------------   -----------------  ------------------  -------------

INSURANCE UNDERWRITING OPERATIONS:

   Premiums Earned                                              25,740,991          24,075,923          75,300,404     68,883,460

   Losses and Loss Adjustment Expenses Incurred                 21,286,647          17,951,201          64,100,588     54,327,106
   Policy Acquisition and Other
     Underwriting Expenses                                       7,171,992           6,860,930          20,991,733     19,033,774
                                                         -----------------   -----------------  ------------------  -------------

     Total Losses and Expenses                                  28,458,639          24,812,131          85,092,321     73,360,880
                                                         -----------------   -----------------  ------------------  -------------

     Underwriting Losses                                        (2,717,648)           (736,208)         (9,791,917)    (4,477,420)
                                                         -----------------   -----------------  ------------------  -------------

INVESTMENT OPERATIONS:

   Equity in Earnings of Erie Family
     Life Insurance Company                                        982,370           1,500,169           2,515,879      2,850,594
   Interest and Dividends                                        6,549,490           5,459,449          18,483,504     14,942,591
   Realized Gain on Investments                                  2,281,202           2,513,988           3,365,363      2,892,007
                                                         -----------------   -----------------  ------------------  -------------

     Total Revenues from Investment Operations                   9,813,062           9,473,606          24,364,746     20,685,192
                                                         -----------------   -----------------  ------------------  -------------

     Income Before Income Taxes                                 42,813,148          40,435,242         114,423,094    104,948,152

Provision for Income Taxes                                      13,626,362          13,165,789          35,271,887     34,466,092
                                                         -----------------   -----------------  ------------------  -------------

   Net Income                                            $      29,186,786   $      27,269,453  $       79,151,207  $  70,482,060
                                                         =================   =================  ==================  =============

   Net Income per Share                                  $             .39   $             .37  $             1.06  $         .95
                                                         =================   =================  ==================  =============

Dividends Declared per Share:
   Class A                                               $          0.0833   $           0.065  $             0.25  $       0.195
                                                         -----------------   -----------------  ------------------  -------------
   Class B                                               $           12.50   $            9.75  $            37.50  $       29.25
                                                         -----------------   -----------------  ------------------  -------------

See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended            Nine Months Ended
                                                                        September 30, 1996           September 30, 1995
                                                                        ------------------           ------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                              $       79,151,207           $      70,482,060
     Depreciation and amortization                                                    889,914                     660,204
     Deferred income tax expense (benefit)                                          1,026,328                    (681,464)
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Realized gain on investments                                                  (3,365,363)                 (2,892,007)
     Amortization of bond discount                                                   (194,091)                   (164,805)
     Undistributed earnings of equity investee                                     (1,493,955)                 (2,155,770)
     (Decrease) increase in deferred compensation                                    (289,700)                     93,690
     Increase in accrued interest and dividends                                      (986,620)                 (1,377,271)
     Increase in receivables                                                      (45,966,612)                (30,714,587)
     Increase in policy acquisition costs                                            (872,119)                 (1,670,995)
     Increase in other assets                                                      (2,475,008)                 (1,622,353)
     (Decrease) increase in accounts payable and
       accrued expenses                                                            (1,032,427)                  2,720,745
     Increase in prepaid federal income taxes                                      (1,263,913)                          0
     Increase in prepaid pension                                                   (1,377,002)                          0
     Increase in accrued commissions                                                4,536,639                   5,984,442
     Increase in income taxes payable                                                       0                   4,881,719
     Increase in loss reserves                                                     25,578,778                  12,836,109
     Increase in unearned premiums                                                 23,466,555                  29,761,143
                                                                           ------------------           -----------------

       Net cash provided by operating
         activities                                                                75,332,611                  86,140,860

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                             (87,014,797)                (55,058,129)
     Equity securities                                                            (48,633,780)                (30,062,129)
      Mortgage loans                                                               (1,968,775)                          0
     Other invested assets                                                         (3,094,093)                 (1,454,262)
   Sales/maturities of investments:
     Fixed maturities                                                              31,889,829                  12,191,386
     Equity securities                                                             17,481,773                  18,133,207
     Mortgage loans                                                                    44,817                     558,748
     Other invested assets                                                          1,209,545                      80,332


                                                                                                               (Continued)



See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY


                                                                        Nine Months Ended            Nine Months Ended
                                                                        September 30, 1996           September 30, 1995
                                                                        ------------------           ------------------

CASH FLOW FROM INVESTING ACTIVITIES (Continued)
   Purchase of property and equipment                                     $          (561,281)       $            (90,136)
   Purchase of computer software                                                     (479,332)                   (772,422)
   Loans to Agents                                                                   (815,178)                 (2,994,778)
   Collections on Agent loans                                                         813,461                     725,160
                                                                           ------------------           -----------------

         Net cash used in investing activities                                    (91,127,811)                (58,743,023)

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                                 (16,873,124)                (13,161,040)
                                                                           ------------------           -----------------

         Net cash used in financing activities                                    (16,873,124)                (13,161,040)
                                                                           ------------------           -----------------

Net (decrease)  increase in cash and cash
   equivalents                                                                    (32,668,324)                 14,236,797

Cash and cash equivalents at beginning of period                                   56,856,983                  52,110,474
                                                                           ------------------           -----------------

Cash and cash equivalents at end of period                                 $       24,188,659           $      66,347,271
                                                                           ==================           =================


Supplemental disclosures of cash flow information:
Cash paid during the nine months ended September 30, 1996 and 1995 for income taxes was $37,543,743 and $32,565,460, respectively.







See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B -- EARNINGS PER SHARE

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

NOTE C -- INVESTMENTS

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

Fixed maturities determined by management not to be held-to-maturity and marketable equity securities are classified as available-for-sale. Marketable equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds and notes. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:

                                                                     Available-for-Sale Securities

                                                                            Gross               Gross
                                                  Amortized              Unrealized          Unrealized          Fair
(In Thousands)                                       Cost                   Gains               Losses           Value


September 30, 1996
U.S. Treasuries                                 $       7,006        $        129         $       141       $       6,994
Obligations of States
  and Political Subdivisions                           25,217               1,008                  88              26,137
Special Revenue                                       160,279               4,657                 324             164,612
Public Utilities                                        9,945                  59                  54               9,950
Industrial and Miscellaneous                           83,132               1,648                 857              83,923
                                                -------------        ------------         -----------       -------------
   Total Fixed Maturities                       $     285,579        $      7,501         $     1,464       $     291,616
                                                -------------        ------------         -----------       -------------

Common Stock                                    $      39,560        $     14,373         $     1,726       $      52,207
Preferred Stock                                        65,819                 910                 621              66,108
                                                -------------        ------------         -----------       -------------
   Total Equity Securities                      $     105,379        $     15,283         $     2,347       $     118,315
                                                -------------        ------------         -----------       -------------
                                                $     390,958        $     22,784         $     3,811       $     409,931
                                                =============        ============         ===========       =============




                                                                     Available-for-Sale Securities

                                                                            Gross                Gross
                                                 Amortized               Unrealized           Unrealized            Fair
(In Thousands)                                      Cost                    Gain                 Losses             Value


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
                                                =============        ============         ===========       =============

Deferred income taxes decreased by $1,015,000 and $7,106,000 at September 30, 1996 and December 31, 1995, respectively, related to the change in unrealized gains (losses) on available-for-sale securities.

Mortgage loans on real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance is provided for impairment in net realizable value based on periodic valuations. The change in the allowance is reflected on the income statement in realized gain (loss) on investments.


NOTE D -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:

                               Nine Months Ended             Nine Months Ended
                              September 30, 1996            September 30, 1995
                              ------------------            ------------------

Revenues                     $       60,224,921             $       58,607,834
Benefits and expenses                42,787,918                     39,207,618
                              ------------------             ------------------
Income before income taxes           17,437,003                     19,400,216
Income taxes                          5,804,800                      6,220,453
                              ------------------             ------------------
Net income                   $       11,632,203             $       13,179,763
                             ==================             ==================

Dividends paid to
    shareholders             $        3,433,504             $        3,087,000
                             ==================             ==================

Net unrealized appreciation
    on investment securities
    net of deferred taxes    $          681,612             $       11,017,817
                             ==================             ==================


NOTE E -- NOTE RECEIVABLE FROM EFL

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. In March, June, and September of 1996, EFL received such approval for the accrual/payment of interest totaling $725,625, of which $483,750 was paid to the Company by EFL at June 30, 1996 and $241,875 was accrued at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OPERATING RESULTS

Financial Overview

Consolidated net income rose by 7.0% for the third quarter of 1996 to $29,186,786, or $.39 per share, from $27,269,453 or $.37 per share, for the third quarter of 1995. The growth in third quarter net income was driven by improvement in the management and investment operating segments of the Company. Gains made in the Company's management and investment operations were partially offset by the increase in underwriting losses during this period due partly to losses related to Hurricane Fran in the third quarter of 1996.

For the nine months ended September 30, 1996, consolidated net income increased 12.3% to $79,151,207 or $1.06 per share, from $70,482,060 or $.95 per share earned in the same period in 1995. The growth in net income for the nine months ended September 30, 1996 resulted from gains in the management and investment operating segments while the insurance underwriting results lagged the 1995 underwriting results.


RESULTS OF OPERATIONS

Analysis of Management Operations

For the third quarter 1996 management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie
Insurance Exchange (the Exchange), increased 5.3% to $115,620,834 from $109,769,195 for the third quarter 1995. The management fee charged by the Company is a percentage of direct and affiliated assumed written premiums of the Exchange, which increased 7.1% during the third quarter of 1996. The rate of growth in management fee revenue, from direct and affiliated assumed written premiums, was less than the growth in direct and affiliated assumed written premiums as the management fee rate charged the Exchange in the third quarter of 1996 was 24% while the rate charged in the third quarter of 1995 was 24.5%. The Board of Directors reduced the management fee rate to 24% for the period April 1, 1996 through December 31, 1996. Management fee revenue derived from the
Company serving as attorney-in-fact for the Exchange increased 5.6% to $341,331,890 in the first nine months of 1996 compared to $323,100,371 for the same period in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The cost of management operations increased 2.4% to $81,549,000 for the three months ended September 30, 1996 from $79,610,180 for the same period in 1995. For the nine months ended September 30, 1996 cost of management operations increased 3.1% from the same period in 1995.

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

The Company's commission costs increased 3.9% to $53,814,304 for the third quarter of 1996, compared to $51,776,371 in the third quarter of 1995. For the nine months ended September 30, 1996, commission costs increased 5.3% to $161,242,187 from $153,107,055. The growth in premiums on a quarterly and year-to-date basis are 7.1% and 7.7%, respectively. Commissions are down due to lower agent contingency bonus costs resulting from poor underwriting results.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs, net of those reimbursed by affiliated companies, totaled $16,861,733 for the three month period ended September 30, 1996, compared to $17,067,809 for the same period in 1995, a decline of 1.2%. Personnel costs rose 1.9% to $53,039,001 for the nine months ended September 30, 1996 from $52,069,178 for the respective period in 1995.

Net revenues from the Company's management operations rose 12.7% to $35,717,734 for the three months ended September 30, 1996 compared to $31,697,844 for the same period in 1995. This continued growth in quarterly results contributed to the 12.5% increase in net revenues from management operations for the nine months ended September 30, 1996. The gross margin from management operations (net revenue divided by total revenue), improved to 30.5% in the third quarter of 1996, from 28.5% for the third quarter of 1995. For the nine months ended September 30, 1996, the gross margin improved to 28.9% from 27.1% for the same period in 1995.

Analysis of Insurance Operations

The insurance underwriting operations of the Company's wholly-owned subsidaries, Erie Insurance Company and Erie Insurance Company of New York, which share proportionally in the property/casualty underwriting results of the Erie Insurance Group, were impacted negatively by severe winter weather in the first quarter of 1996 and losses from Hurricane Fran in the third quarter of 1996. In the third quarter of 1996, premiums earned for the Company's property/casualty insurance subsidiaries grew 6.9% to $25,740,991 compared to $24,075,923 for the same period in 1995. Losses, loss adjustment expenses and underwriting expenses incurred increased at a faster pace than premiums earned; up 14.7% for the third quarter of 1996 amounting to $28,458,639 compared to $24,812,131 for the prior year's third quarter. Thus, the net underwriting loss worsened in the third quarter of 1996 to $2,717,648 compared to a loss of $736,208 experienced in the third quarter of 1995.

Losses   experienced   from   Hurricane  Fran  in  the  eastern  United  States,
particularly North Carolina and other storm-related losses elsewhere in our operating territories, were partly responsible for the increased underwriting loss in the three months ended September 30, 1996. Losses from Hurricane Fran amounted to approximately $1.3 million at the end of the third quarter or about $.01 per share, after federal income taxes. The third quarter losses, coupled with the severe winter weather experienced in the eastern United States during the first three months of 1996, were responsible for the increase in underwriting losses for the nine months ended September 30, 1996. For the nine months ended September 30, 1996, the Erie Insurance Company and Erie Insurance Company of New York's underwriting loss increased to $9,791,917 from a loss of $4,477,420 for the same period in 1995.

The Generally Accepted Accounting Principles (GAAP) combined ratio for the Company's property/casualty insurance operations was 110.6% for the three months ended September 30, 1996 compared to a ratio of 103.1% for the same period in 1995. During the nine months ended September 30, 1996 the GAAP combined ratio was 113% compared to 106.5% for the same period in 1995. The GAAP combined ratio is the ratio of acquisition and underwriting expenses, loss and loss adjustment expenses incurred to premiums earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Catastrophes are an inherent risk of the property/casualty insurance business, which can have a material impact on year-to-year fluctuations in the Company's property/casualty insurance underwriting operating results. The Company experienced two such catastrophes during 1996, with the severe winter weather in the first quarter accounting for $4.1 million of underwriting losses and expenses and Hurricane Fran in the third quarter accounting for $1.3 million of underwriting losses and expenses. Combined, these two catastrophes accounted for approximately $.05 per share, after federal income taxes. The Company continually reviews its methods for estimating its liability for losses and loss adjustment expenses, which includes an estimate for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes the amount is adequate, the ultimate liability may be in excess of or less than amounts provided.

Analysis of Investment Operations

Total revenues from investment operations for the third quarter of 1996 increased by 3.6% to $9,813,062 from $9,473,606 posted in the third quarter of 1995. The Company's 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company (EFL) declined 34.5% in the third quarter of 1996. The Company's investment earnings were a direct result of EFL's net income declining to $4,542,003 from $6,936,055 for the three months ended September 30, 1996 and 1995, respectively. This decline was a result of EFL recognizing fewer non-recurring capital gains during the third quarter of 1996. Partially offsetting this decline is a 20% increase in interest and dividend income of the Company for the third quarter of 1996.

Total revenues from investment operations for the nine months ended September 30, 1996 increased 17.8% to $24,364,746 from $20,685,192 for the same period in
1995. A 23.7% increase in dividend and interest income, as well as approximately $3 million of non-recurring realized capital gains on investments, fueled the growth in revenues from investment operations in the first nine months of 1996.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investments are also liquid in order to meet the short- and long-term commitments of the Company. At September 30, 1996, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $434 million, or 38.4%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At September 30, 1996, 97% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum by the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


At September 30, 1996, the Company's five largest investments in corporate debt securities totaled $10.8 million, none of which individually exceeded $2.5 million. These investments had a market value of $10.8 million.

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

The Company's consolidated statements of cash flows indicate that net cash flows provided by operating activities for the nine months ended September 30, 1996 and 1995, were $75,332,611 and $86,140,860 respectively. Those statements also classify the other sources and uses of cash by investing activities and financing activities.

Dividends declared to shareholders in the three months ended September 30, 1996 and 1995, totaled $5,624,420 and $4,387,013, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first, second or third quarter of 1996.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax assets at September 30, 1996 and December 31, 1995 of $174,010 and $185,282, respectively. Management believes it is more likely than not that the Company will have sufficient taxable income in future years to realize the benefits of the deferred tax assets.

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

At September 30, 1996 and December 31, 1995, the Company's receivables from its affiliates totaled $486,187,134 and $451,777,577, respectively. These receivables, primarily due from the Exchange, are a result of the attorney-in-fact management fee, expense reimbursements and the intercompany reinsurance pool and potentially expose the Company to concentrations of credit risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The individual receivable from the Exchange and its affiliates at September 30, 1996 and December 31, 1995 are as follows:

                                   September 30, 1996        December 31, 1995
                                   ------------------        -----------------

Exchange-Management Fee and
    Expense Reimbursements         $     116,456,045         $    105,612,765
EFL-Expense Reimbursements                   631,813                1,392,365
Exchange-Reinsurance Recoverable
    from Losses and Unearned
    Premium Balances Ceded               369,099,276              344,772,447
                                   -------------------       -----------------

                                   $     486,187,134         $    451,777,577
                                   ===================       =================

OTHER MATTERS

On June 24, 1996, the Pennsylvania Workers' Compensation Reform Act was signed into law. This Act, now known as Act 57, calls for a reduction of workers' compensation premiums in the state of Pennsylvania by insurance companies that reflect reform outlined in the Act. This law is expected to reduce the premium income generated by the Exchange and its affiliated companies, Erie Insurance Company and Erie Insurance Property & Casualty Company on workers' compensation business written in the state of Pennsylvania. Any reduction in premiums written as a consequence of Act 57 will result in reduced management fee revenue for the Company as its management fee revenue is based on premiums written. However, commission expenses which are a cost of management operations, will also be reduced proportionally with the reduction in premiums written. The reduced workers' compensation premiums will also affect the Company's property/casualty insurance subsidiaries operating results, however, lower premium levels may be offset by lower loss costs arising from the cost containment provisions of Act
57. The effect of this Act on the overall financial condition of the Company is not expected to be material.



"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in the "Results of Operations - Analysis of Insurance Operations", "Financial Condition - Investments", and the "Liquidity and Capital Resources" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, and technological difficulties and advancements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Erie Indemnity Company

                                                (Registrant)


Date November 11, 1996                  \s\ Stephen A. Milne
                                       ---------------------------------
                                       Stephen A. Milne, President & CEO


                                        \s\ Thomas M. Sider
                                       ----------------------------------
                                       Thomas M. Sider, Executive Vice
                                                        President & CFO