Form 10-K
period 1996-12-31
ERIE INDEMNITY CO
filed 1997-03-21
CIK 922621

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                     (NO FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                     [NO FEE REQUIRED]

For the transition period from              to

                         Commission File Number   0-24000

                                ERIE INDEMNITY COMPANY
               (Exact name of registrant as specified in its charter)

           Pennsylvania                                          25-0466020
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania                  16530
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code   (814) 870-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, no par value
                Class B Common Stock, no par value
                        (Tile of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock of nonaffiliates: There is no active market for the Class B voting stock and no Class B voting stock has been sold in the last year upon which a price could be established.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 67,032,000 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.
2. Portions of the Registrant's proxy statement relating to the annual meeting of shareholders to be held April 29, 1997 are incorporated by reference into Part III of this Form 10-K Report.

                                                       INDEX

  PART         ITEM NUMBER AND CAPTION                               PAGE

  I            Item  1.  Business                                      3

  I            Item  2.  Properties                                   18

  I            Item  3.  Legal Proceedings                            18

  I            Item  4.  Submission of Matters to a
                         Vote of Security Holders                     18

  II           Item  5.  Market for Registrant's Common Equity
                         and Related Shareholder Matters              19

  II           Item  6.  Selected Consolidated Financial Data         19

  II           Item  7.  Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                19

  II           Item  8.  Financial Statements and Supplementary
                         Data                                         19

  II           Item  9.  Changes In and Disagreements With
                         Accountants on Accounting and Financial
                         Disclosures                                  19

  III          Item 10.  Directors and Executive Officers
                         of the Registrant                            20

  III          Item 11.  Executive Compensation                       22

  III          Item 12.  Security Ownership of Certain
                         Beneficial Owners and Management             22

  III          Item 13.  Certain Relationships and Related
                         Transactions                                 22

  IV           Item 14.  Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K                      25

                                PART I


Item 1.   Business


               Erie Indemnity Company (the "Company") is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for Erie Insurance
Exchange (the "Exchange"), a Pennsylvania-domiciled reciprocal insurance exchange. The Company's principal business activity consists of management of the Exchange, and management fees received from the Exchange accounted for approximately 76.3% of the Company's consolidated revenues in 1996. The Company is also engaged in the property/casualty insurance business through its wholly owned subsidiaries, Erie Insurance Company (Erie Insurance Co.), Erie Insurance Company of New York (Erie NY) and Erie Insurance Property & Casualty Company (Erie P&C) and through its management of Flagship City Insurance Company
(Flagship), a subsidiary of the Exchange. In addition, the Company holds investments in both affiliated and unaffiliated entities, including a 21.6% common stock interest in Erie Family Life Insurance Company (EFL), an affiliated life insurance company, accounted for under the equity method of accounting. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively under the name "Erie Insurance Group". See the chart on the following page which details the organization of the Erie Insurance Group.

               As of December 31, 1996, the Company had 3,107 full-time employees. Of that total, 1,490 full-time employees provide claims-specific services exclusively for the Exchange and 74 full-time employees perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for these services. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Management Operations

               The Exchange, which commenced operations in 1925, underwrites a broad line of personal and commercial property and casualty insurance coverages, including automobile, homeowners, commercial multi-peril and workers' compensation. Erie Insurance Co. was organized in 1972 as a stock casualty insurance company to supplement the lines of business written by the Exchange, and was acquired by the Company from the Exchange as of December 31, 1991. Since January 1, 1992, Erie Insurance Co. and the Exchange have participated in an intercompany reinsurance pool whereby the parties share proportionately in the results of the property/casualty insurance operations conducted by Erie Insurance Co. and the Exchange. Effective January 1, 1995, Erie NY began participating in this intercompany reinsurance pool whereby Erie Insurance Co. maintained its 5% participation in the pool and Erie NY assumed a .5% participation in the pool thus reducing the Exchange's participation in the pool from 95% to 94.5% at that date. Flagship was organized in 1992 as a stock casualty insurance company to conduct the Exchange's residual automobile market business. Erie P&C was organized in 1993 to conduct Erie Insurance Group's business in West Virginia and to write workers' compensation insurance in Pennsylvania. Erie NY was purchased in 1994 to conduct Erie Insurance Group's business in New York State together with Erie Insurance Company. At December 31, 1996, the Erie Insurance Group conducted business in nine states and the District of Columbia through approximately 1,045 agencies with approximately 4,626 agents, respectively.

CORPORATE ORGANIZATION CHART

ERIE INDEMNITY COMPANY - Incorporated: April 17, 1925 (PA)
     Total Capital Stock: 75,000,000 @ no par value (74,996,930 share Class A, 3,070 shares Class B)
     Shares Outstanding: 67,032,000 (Class A), 3,070 (Class B)

ERIE INSURANCE EXCHANGE - Began Operation: April 20, 1925
     (A reciprocval Insurance Exvhange)

EI HOLDING CORP. - Incorporated: September 28, 1990 (DE)
     Total Capital Stock: 100 @ $1.00 par value
     Shares Outstanding: 100

EI SERVICE CORP. - Incorporated December 15, 1982 (PA)
     Total Capital Stock: 100 @ $1.00 par value
     Shares Outstanding: 100

ERIE INSURANCE COMPANY - Incorporated September 11, 1972 (PA)
     Total Capital Stock: 23,500 @ $100 par value
     Shares Outstanding: 23,500

ERIE INSURANCE COMPANY OF NEW YORK - Incorporated September 15, 1885 (NY)
     Total Capital Stock: 23,500 @ $100 par value
     Shares Outstanding: 23,500

ERIE INSURANCE PROPERTY & CASUALTY COMPANY - Incorporates January 19, 1993 (PA)
     Total Capital Stock: 23,500 @ $100 par value
     Shares Outstanding: 23,500

FLAGSHIP CITY INSURANCE COMPANY - Incorporated January 22, 1992 (PA)
     Total Capital Stock: 23,500 @ $100 par value
     Shares Outstanding: 23,500

ERIE FAMILY LIFE INSURANCE COMPANY - Incorporated May 23, 1967 (PA)
     Total Capital Stock: 15,000,000 @ $.40 par value
     Shares Outstanding: 9,450,000


The Erie Indemnity Company is the Attorney-in-Fact for the Erie Insurance Exchange. EI Holding Corp., EI Service Corp., Erie Insurance Company and Erie Insurance Property & Casualty Company are owned 100% by the Erie Indemnity Company. The Erie Insurance Company of New York is 100% owned by the Erie Insurance Company. The Flagship City Insurance Company is 100% owned by the Erie Insurance Exchange. The Erie Indemnity Company owns 21.6% or the outstanding stock of the Erie Family Life Insurance Company while the Erie Insurance Exchange owns 52.2% of the outstanding stock of the Erie Family Life Insurance Company.

Property/Casualty Insurance Operations

               One of the distinguishing features of the property/casualty insurance industry is that its products generally are priced before its costs are known, as premium rates usually are determined before losses are reported. Changes in statutory and case law can dramatically affect the liabilities associated with known risks after the insurance contract is in place. The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of property/casualty insurance companies to increase prices in response to declines in profitability.

               The profitability of the property/casualty insurance business is generally subject to many factors, including rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, defaults of reinsurers, interest rates, general business conditions, regulatory measures and court decisions that define and may expand the extent of coverage and the amount of compensation due for injuries and losses. Historically, the overall financial performance of the property/casualty insurance industry has tended to fluctuate in cyclical market patterns. A typical market cycle has been composed of a period of heightened premium rate competition and depressed underwriting performance, often referred to as a "soft market", followed by a period of constricted industry capital and underwriting capacity, increasing premium rates and underwriting performance, often referred to as a "hard market". During a soft market, competitive conditions can result in premium rates which are inadequate and therefore unprofitable and underwriting terms and conditions which are not as favorable to a property/casualty insurer as during hard markets.

               The Exchange, Flagship, Erie Insurance Co., Erie P&C and Erie NY all have current ratings of A++ (Superior) from A.M. Best with respect to their financial strength and claims-paying ability. In evaluating an insurer's financial and operating performance, A.M. Best reviews the insurer's profitability, leverage and liquidity as well as the insurer's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves and the experience and competency of its management. Management believes that this A.M. Best rating of A++ (Superior) is an important factor in marketing Erie Insurance Group's property/casualty insurance to its agents and customers and that insurance carriers with the higher ratings have some competitive advantage. A.M. Best's classifications are A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Good), C++ and C+ (Fair), C and C- (Marginal), D (Below Minimum Standards) and E and F (Liquidation). According to A.M. Best, a "Superior" rating is assigned to those companies which, in A.M. Best's opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a very strong ability to meet their obligations to policyholders over a long period. A.M. Best's ratings are based upon factors relevant to policyholders and are not directed towards the protection of investors.

               The  property/casualty   insurers  managed  by  the  Company  are
licensed to do business in 15 states and in the District of Columbia, and at December 31, 1996 operated in nine states and the District of Columbia although the Erie Insurance Group's business consisted primarily of private passenger and commercial automobile and homeowners insurance business written in Pennsylvania, Ohio, West Virginia, Maryland and Virginia.

               The Company, in managing the property/casualty insurers of the Erie Insurance Group, has followed several strategies which the management of the Company believes have resulted in underwriting results which are better than those of the property and casualty industry in general. The principal strategies employed by the Company in managing these insurers are:

               o An underwriting philosophy and product mix designed to produce an Erie Insurance Group-wide underwriting profit, i.e., a combined ratio of less than 100%, through careful risk selection and adequate pricing. The careful selection of risk allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices.

               o A focus on providing consistent, high quality service to policyholders and agents in both underwriting and claims handling.

               o A business concept designed to provide the advantages of localized marketing, underwriting and claims servicing with the economies of scale from centralized accounting, administrative, investment, data processing and other support services.

               o A careful agent selection process, in which Erie Insurance Group seeks to be the lead underwriter with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents.

Life Insurance Operations

               EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life and individual and group annuity products in eight states and the District of Columbia. At December 31, 1996, on a Generally Accepted Accounting Principles (GAAP) basis, EFL had assets of $741 million and shareholders' equity of $133 million. At December 31, 1996, of EFL's total liabilities of $608 million, insurance and annuity reserves accounted for $570 million and a note payable to the Company amounted to $15 million. Of EFL's investment portfolio of $660 million at December 31, 1996, cash and short-term investments accounted for $6 million, available-for-sale securities were $632 million, real estate was $2 million, policy loans were $4 million, mortgages accounted for $9 million and other invested assets were $7 million.

Financial Information About Industry Segments

               Reference is made to Note 13 of the Notes to the Consolidated Financial Statements included in the Annual Report, page 33 for information as to revenues, net income and identifiable assets attributable to the three business segments (management operations, property/casualty insurance operations and life insurance operations) in which the Company is engaged.

Lines of Business

               The Erie Insurance Group property/casualty insurers managed by the Company write both personal and commercial lines of business. The commercial lines consist primarily of commercial automobile, commercial multi-peril and workers' compensation insurance. The personal lines consist primarily of automobile and homeowners insurance. A description of these types of insurance follows:

               Commercial

               o      Automobile   --  policies   that  provide   protection  to
                      businesses against liability for bodily injury and property damage arising from automobile accidents, and provide protection against loss from damage to automobiles owned by the insured business.

               o      Multi-peril   --  policies  that  provide   protection  to
                      businesses   against   many  perils,   usually   combining
                      liability and physical damage coverages.

               o Workers' compensation -- policies purchased by employers to provide benefits to employees for injuries sustained during employment. The extent of coverage is established by the workers' compensation laws of each state.

               Personal

               o Private passenger automobile -- policies that provide protection against liability for bodily injury and property damage arising from automobile accidents, and provide protection against loss from damage to automobiles owned by the insured.

               o Homeowners -- policies that provide coverage for damage to residences and their contents from a broad range of perils, including fire, lightning, windstorm and theft. These policies also cover liability of the insured arising from injury to other persons or their property while on the insured's property and under other specified conditions.

              See "Selected Market and Geographic Information" contained on page 22 of the Annual Report for direct premiums written by jurisdiction and line of business in addition to statutory loss and loss adjustment expense ratios by line of business.

              The property/casualty insurers managed by the Company are required to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which such companies operate. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements ("FAIR") plans, reinsurance facilities and windstorm plans. Legislation establishing these programs requires all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct premiums written or the exposures insured. Generally, state law requires participation in such programs as a condition to doing business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market; however, the impact of these involuntary programs on the property/casualty insurers managed by the Company has been immaterial.

Combined Ratios

              The following table sets forth for the periods indicated the combined ratio of Erie Insurance Co. and Erie NY, prepared in accordance with statutory accounting principles (SAP) prescribed or permitted by state insurance authorities and the combined ratio of Erie Insurance Co. and Erie NY prepared in accordance with GAAP. The combined ratio is a traditional measure of underwriting profitability. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100% underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. The operating income of Erie Insurance Co. and Erie NY is dependent upon income from both underwriting operations and investments.

                                                 Year Ended
                                                 December 31,
                                              1996          1995

GAAP combined ratio........................ 111.4%          104.0%
                                            ======          ======
Statutory operating ratios:
  Loss ratio...............................  83.3            75.9
  Expense ratio............................  26.4            26.0
  Dividend ratio...........................   1.0             1.1
                                            -----           -----
  Statutory combined ratio................. 110.7%          103.0%
                                            ======          ======
Industry statutory combined ratio(1)....... 107.0%          106.5%
                                            ======          ======

---------------

(1)  Source:  A.M. Best


               The Company's wholly owned subsidiary, Erie Insurance Company, participates in an intercompany reinsurance pooling agreement with the Exchange. This reinsurance pooling agreement provides for Erie Insurance Company to share proportionately in the results of all property/casualty insurance operations of the Exchange and its subsidiaries. Since the inception of this pooling agreement on January 1, 1992, Erie Insurance Company's proportionate share of the reinsurance pool has been 5 percent.

               As mentioned previously, on January 1, 1995, the Exchange began retroceding to the Erie Insurance Company of New York, as part of the existing intercompany reinsurance pooling arrangement, .5 percent of its total direct and assumed writings. Erie Insurance Company maintained its 5 percent participation in the reinsurance pool which, when combined with the .5 percent participation of the Erie Insurance Company of New York, results in a 5.5 percent participation level for the Company's affiliates in 1995. As a result of the increased participation of the Company's subsidiaries in the reinsurance pooling agreement in 1995, the Company's premiums, losses and expenses were 10 percent more than they would have been had the level of participation remained the same.

               For the calendar years 1996 and 1995, the Company incurred underwriting losses from its insurance underwriting operations in the amount of $11,579,211, and $3,737,618, respectively. The 1996 underwriting results of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, were impacted negatively by severe winter weather in the first quarter of 1996 and catastrophe losses experienced from Hurricane Fran in the eastern United States, particularly North Carolina, and other storm-related catastrophe losses elsewhere in our operating territories during the third quarter of 1996. Losses resulting from these catastrophes were about $8.1 million in 1996 or about $.07 per share, after federal income taxes. The majority of these losses were property losses on homeowners and commercial property lines of business. Milder weather during 1995 resulted in better underwriting results for the property/casualty companies of the Erie Insurance Group when compared to 1996.

Reserves

              Loss reserves are estimates of the amounts the insurer expects to pay to claimants at a given point in time, based on facts and circumstances then known. It can be expected that the ultimate claims liability will exceed or be less than such estimates. Reserves are based on estimates of future trends and claims severity, judicial theories of liability and other factors. Management believes that the reserves currently established by the Company are adequate to cover the eventual cost of the claims liability of the property and casualty insurers managed by the Company. However, during the loss adjustment period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. Adjustments are reflected in operating results in the year in which the changes in the estimates of liability are made.

              In establishing the liability for unpaid losses and loss adjustment expenses related to asbestos-related illnesses and toxic waste cleanup, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims.

              The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed the loss and loss adjustment expense reserves of the property and casualty insurers managed by the Company. An increase in these reserves would have an adverse effect on the results of operations and financial condition of the property/casualty insurers managed by the Company. As is the case for virtually all property/casualty insurance companies, the Company has found it necessary, in the past, to revise, in non-material amounts, estimated future liabilities as reflected in the loss and loss adjustment expense reserves of the property/casualty insurers managed by the Company, and further adjustments could be required in the future.

              On the basis of the Company's internal procedures, which analyze the Company's experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, management believes adequate provision has been made for the loss and loss adjustment expense reserves of the Company's property/casualty insurers managed by the Company.

              Differences between reserves reported in the Company's financial statements prepared on the basis of GAAP and financial statements prepared on the basis of SAP are not significant.

              The following table sets forth the development of reserves for unpaid losses and loss adjustment expenses for the business of the Company's property/casualty subsidiaries on a GAAP basis for 1993, 1994, 1995 and 1996.


                                              Year Ended December 31,
                                                       1996            1995           1994           1993
                                                     --------        --------       --------       ------

                                                  (in thousands)

Reserve for unpaid losses and
 loss adjustment expense.....................        $386,425        $357,334       $344,824       $353,939
                                                     ========

Liability as of:
 One year later..............................                         351,684        327,283        323,996

 Two years later.............................                                        332,821        322,883
                                                                                    --------

 Three years later...........................                                                       332,771
                                                                                                   --------

Cumulative deficiency (excess)...............                        (  5,650)      ( 12,003)      ( 21,168)
                                                                      =======        =======        =======
Cumulative amount of liability
 paid through:
  One year later.............................                        $132,649       $134,044       $140,667
                                                                     ========       ========       ========

  Two years later............................                                       $200,024       $214,818
                                                                                    ========       ========

  Three years later..........................                                                      $247,339
                                                                                                   ========



              See Note 7 of the Notes to Consolidated Financial Statements contained in the Annual Report page 32 for discussion of the development of such reserves and activity contained in the unpaid loss and loss adjustment expense reserves for the three years ended December 31, 1996, 1995 and 1994.

Reinsurance

              Effective January 1, 1994, the insurers managed by the Company have discontinued all ceded reinsurance treaties, other than with affiliated insurers, due to the strong surplus position of the insurers managed by the Company, the cost of reinsurance and the low ratio of the premium writings of the insurers managed by the Company to their surplus. The Company does not believe this discontinuance of reinsurance treaties will have a material adverse effect, over the long-term, on the results of operations of the insurance companies managed by the Company because of the strong surplus positions of the companies, the cost savings to be realized from the discontinuance of the reinsurance treaties and the low ratio of writings to surplus of those companies. However, the absence of such treaties could have an adverse effect on the results of operations of the insurance companies managed by the Company in a given year, if the frequency or severity of claims were substantially higher than historical averages because of an unusual event during a short-term period. Although the Company experienced significant winter storm losses in 1996 and 1994, the Company would not have recognized substantial recoveries from these discontinued treaties had they been in effect during the year. The insurers managed by the Company continue to maintain facultative reinsurance on certain individual property/casualty risks.

              Effective January 1, 1997, Erie Insurance Company and Erie Insurance Company of New York placed in effect an all lines aggregate excess of loss reinsurance agreement with the Exchange that supersedes the prior catastrophe excess of loss reinsurance agreement between the parties. Under the new agreement, Erie Insurance Company and Erie Insurance Company of New York reinsure their net retained share of the intercompany reinsurance pool such that once Erie Insurance Company and Erie Insurance Company of New York have sustained ultimate net losses that exceed an amount equal to 72.5 percent of Erie Insurance Company and Erie Insurance Company of New York's net premiums earned, the Exchange will be liable for 95 percent of the amount of such excess up to but not exceeding an amount equal to 95 percent of 15 percent of Erie Insurance Company and Erie Insurance Company of New York's net premiums earned. Losses equal to 5 percent of the net ultimate net loss in excess of the retention under the contract are retained net by Erie Insurance Company and Erie Insurance Company of New York. The annual premium for this reinsurance treaty is
1.01 percent of the net premiums earned by Erie Insurance Company and Erie Insurance Company of New York during the term of this agreement subject to a minimum premium of $800,000. This reinsurance treaty is excluded from the intercompany reinsurance pooling agreement. This reinsurance agreement replaces the earlier reinsurance agreements between the Company and Erie Insurance Company and Erie Insurance Company of New York, which are described below.

              In 1995 and 1996, Erie Insurance Company of New York had in effect a property catastrophe excess of loss reinsurance agreement with the Exchange whereby Erie Insurance Company of New York reinsures its net retained share of the intercompany reinsurance pool such that once Erie Insurance Company of New York has sustained an ultimate net loss of $250,000 by reason of its .5 percent share of the results of the intercompany reinsurance pool, the Exchange was liable for the amount of the ultimate net loss for the Company's net retained share of the intercompany reinsurance pool in excess of $250,000 for a limit of liability to the Exchange of $2,250,000 for each occurrence. The annual premium for this reinsurance treaty with the Exchange was $150,000 in 1996. This reinsurance treaty was excluded from the intercompany reinsurance pooling agreement.

              In 1994, 1995 and 1996, Erie Insurance Company had in effect a property catastrophe excess of loss reinsurance agreement with the Exchange whereby Erie Insurance Company reinsured its net retained share of the intercompany reinsurance pool such that once Erie Insurance Company has sustained an ultimate net loss of $10,000,000 by reason of its 5 percent share of the results of the intercompany reinsurance pool, the Exchange was liable for the amount of the ultimate net loss for the Company's net retained share of the intercompany reinsurance pool in excess of $10,000,000 for a limit of liability to the Exchange of $25,000,000 for each occurrence. The annual premium for this reinsurance treaty with the Exchange was $274,170 in 1996. This reinsurance treaty was excluded from the intercompany reinsurance pooling agreement.

              See the chart on the following page for information concerning inter-company reinsurance among the property/casualty insurers managed by the Company.

                         Erie Insurance Group
                   Inter-Company Reinsurance Chart
                       As of December 31, 1996

Source of Business:

The Erie Insurance Company, Erie Insurance Company of New York, Flagship City Insurance Company and Erie Insurance Porperty & Casualty Company cede 100% of their business to the Erie Insurance Exchange. This is considered the group's Intercompany Reinsurance pool of business.

Allocation of Business:

The Erie Insurance Exchange then retrocedes 5% of the pool to the Erie Insurance Company and .5% of the pool to the Erie Insurance Company of New York. The
Erie Insurance Exchange retains the remaining 94.5% of the pool.

Competition

              The property/casualty insurance industry is extremely competitive on the basis of both price and service. There are numerous companies competing for this business in the geographic areas where Erie Insurance Group operates, many of which are substantially larger and have greater financial resources than Erie Insurance Group. Competition may take the form of lower prices, broader coverage, greater product flexibility or higher quality services. In addition, because the insurance products of Erie Insurance Group are marketed exclusively through independent insurance agencies, most of which represent more than one company, Erie Insurance Group faces competition to retain qualified independent agencies and competes for business in each agency.

Regulation

Government Regulation

              The property/casualty insurers managed by the Company are subject to supervision and regulation in the states in which they transact business. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, premium rates for property/casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

              The states in which the property/casualty insurers managed by the Company operate have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessments, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The property/ casualty insurers managed by the Company have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the five years ended December 31, 1996, the amount of such insolvency assessments paid by the property/casualty insurers managed by the Company was not material.

              The amount of dividends that the Company's Pennsylvania-domiciled property/casualty insurance subsidiaries, Erie Insurance Co. and Erie P&C, can pay without the prior approval of the Pennsylvania Insurance Commissioner is limited by Pennsylvania regulations to not more than the greater of: (a) ten percent of its surplus as to policyholders reported on its last annual statement, or (b) the net income as reported on its last annual statement. The amount of dividends that the Company's New York-domiciled property/casualty subsidiary, Erie NY, can pay without the prior approval of the New York Superintendent of Insurance is limited to the lesser of: (a) ten percent of its surplus as to policyholders as reported on its last annual statement, or (b) one hundred percent of its adjusted net investment income during such period. As of December 31, 1996, amounts available for payment of dividends to the Company in 1997 without the prior approval of the Pennsylvania Insurance Commissioner were $4,840,332 from Erie Insurance Co. and $471,888 from Erie P&C. The amount available without prior approval of the New York Superintendent of Insurance was $688,107 as of December 31, 1996. No dividends were paid to the Company by its property/casualty insurance subsidiaries in 1996. See also Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report, page 33.

Financial Regulation

              The Company's property/casualty insurance subsidiaries are required to file financial statements prepared using SAP with state regulatory authorities. SAP differs from GAAP primarily in the recognition of revenue and expense. The adjustments necessary to reconcile the Company's property/ casualty insurance subsidiaries' net income and shareholders' equity determined by using SAP to net income and shareholders' equity determined in accordance with GAAP are as follows:


                                                            Net Income
                                                            Year Ended
                                                           December 31,
                                                 -------------------------------------
                                                   1996                           1995
                                                 --------                       --------
                                                              (in thousands)

SAP amounts..................................    $ 1,806                        $ 4,345
Adjustments:
  Deferred policy acquisition
   costs.....................................        529                          1,344
  Deferred income taxes......................        677                            355
  Salvage and subrogation....................       (104)                           614
  Incurred premium adjustment................       (529)                        (1,344)
  Amortization of goodwill...................       (619)                          (104)
  Consolidating eliminations
   and adjustments...........................         (1)                             3
                                                 -------                        -------
GAAP amounts.................................    $ 1,759                        $ 5,213
                                                 =======                        =======


                                                             Shareholders' Equity
                                                               As of December 31,
                                                   1996            1995           1994
                                                 --------        --------       --------
                                                         (in thousands)

SAP amounts..................................    $53,154         $51,179        $46,716
Adjustments:
  Deferred policy acquisition
   costs.....................................      9,541           9,012          7,668
  Deferred income taxes......................      4,478           3,847          3,738
  Salvage and subrogation....................      2,863           2,967          2,353
  Statutory reserves.........................                          1              5
  Incurred premium adjustment................     (9,541)         (9,012)        (7,668)
  Unrealized gains (losses)
   under FAS115, net of
   deferred taxes............................      3,005           4,584         (1,384)
  Amortization of goodwill...................       (619)           (104)
  Consolidating eliminations
   and adjustments...........................         50             192            149
                                                 -------         -------        -------
GAAP amounts.................................    $62,931         $62,666        $51,577
                                                 =======         =======        =======

                In 1994, Pennsylvania imposed minimum risk-based capital requirements for property/casualty insurance companies as developed by the NAIC. Risk-based capital is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formulas for determining the amount of risk-based capital specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by the ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. The NAIC provides for four different levels of regulatory action with respect to statutory annual statements for the calendar year 1994 and thereafter. The NAIC levels and ratios are as follows:

                                         Ratio of Total Adjusted Capital to
NAIC Required                            Authorized Control Level Risk-Based
Regulatory Event                         Capital (Less Than or Equal To)

Company Action Level                     2 (or 2.5 with negative trends)
Regulatory Action Level                  1.5
Authorized Control Level                 1
Mandatory Control Level                   .7

                At the "Company Action Level", the insurer must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. At the "Regulatory Action Level", the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be taken. At the "Authorized Control Level", the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. At the "Mandatory Control Level", the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

                Calculations using the NAIC formula and the Company's property/ casualty insurance subsidiaries' statutory financial statements as of December 31, 1996 indicate that the ratio of total adjusted capital of such companies to their authorized control level risk-based capital requirements was substantially above its requirements as such ratio of all companies was in excess of four to one (4:1) at December 31, 1996.

                Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those expressed regarding the adequacy of reserves for future claim payments, the effect of the discontinuance of reinsurance treaties, and the resolution of legal proceedings and the other statements contained herein which are not historical facts, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislature, regulatory and judicial changes and pronouncements, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, investment increases and decreases and technological difficulties and advancements.

Item 2.  Properties

                The  Company  and  its   subsidiaries,   the  Exchange  and  its
subsidiaries   and  EFL  share  a  corporate   home  office   complex  in  Erie,
Pennsylvania. The complex contains 545,880 square feet, and is owned by the Exchange. At December 31, 1996, the Company also operated 19 field offices in eight states. Of these offices, 15 provide both agency support and claims services and are referred to as "Branch Offices", while the remaining four provide only claims services and are considered "Claims Offices".

                The Company owns three of its field offices. Three other offices are owned by and leased from the Exchange. The rent for the home office and the three field offices paid to the Exchange totaled $10,949,306 in 1996. One office is owned by and leased from EFL at an annual rental in 1996 of $423,120. The remaining ten offices are leased from various unaffiliated parties at an aggregate annual rental in 1996 of approximately $1,061,731. The Company is reimbursed by its affiliates for a percentage of the rent for office space used by its affiliates, which reimbursement was approximately 51% in 1996.


Item 3.  Legal Proceedings

                The Registrant is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                   PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

                Reference is made to "Market Price of and Dividends on the Common Equity and Related Shareholder Matters" on page 36 of the Annual Report for the year ended December 31, 1996 for information regarding the high and low sales prices for the registrant's stock and additional information regarding such stock of the Company.

                As of February 28, 1997, there were approximately 4,586 beneficial shareholders of the Company's Class A non-voting common stock and 28 beneficial shareholders of the Company's Class B voting common stock.

Item 6.  Selected Consolidated Financial Data

             Reference is made to "Selected Consolidated Financial Data" on page 9 of the Annual Report for the year ended December 31, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 21 of the Annual Report for the year ended December 31, 1996.


Item 8.  Financial Statements and Supplementary Data

            Reference is made to the "Consolidated Financial Statements" included on pages 24 through 27 and to the "Quarterly Financial Data" contained in the Notes to Consolidated Financial Statements on page 33 of the Annual Report for the year ended December 31, 1996.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

            None.

                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

            (a) The answer to this item, with respect to directors of the Registrant, is incorporated by reference to pages 6 through 10 of the Company's proxy statement relating to the annual meeting of shareholders to be held on April 29, 1997.

            (b) Certain information as to the executive officers of the Company is as follows:

                                          Age      Principal Occupation for Past
                                         as of     Five Years and Positions with
    Name                               12/31/96    Erie Insurance Group

President & Chief Executive Officer

Stephen A. Milne                          48       President, Chief Executive Officer and a
                                                   Director of the Company, EFL and Erie
                                                   Insurance Co. since February 12, 1996 and
                                                   President and Chief Executive Officer of
                                                   Flagship, Erie P&C, and Erie NY since March
                                                   19, 1996; Executive Vice President -
                                                   Insurance Operations of the Company, Erie
                                                   Insurance Co., Flagship, Erie P&C, and Erie
                                                   NY January 11, 1994 - February 12, 1996.
                                                   Owner, Bennett-Damascus Insurance Agency
                                                   March 1991-December 31, 1993; Senior Vice
                                                   President-Agency Division, the Company,
                                                   EFL, and Erie Insurance Co. 1988 - 1991;
                                                   Director Flagship and Erie P&C 1996 -
                                                   present; Director, Erie NY 1994 - present.

Executive Vice Presidents

Thomas M. Sider                           47       Executive Vice President and Chief
                                                   Financial Officer since 1993; Senior Vice
                                                   President and Controller 1982 - 1993

Jan R. Van Gorder, Esq.                   49       Senior Executive Vice President, Secretary
                                                   and General Counsel of the Company, EFL and
                                                   Erie Insurance Co. since 1990, and of
                                                   Flagship and Erie P&C since 1992 and 1993,
                                                   respectively, and of Erie NY since April,
                                                   1994; Senior Vice President, Secretary and
                                                   General Counsel of the Company, EFL and
                                                   Erie Insurance Co. for more than five years
                                                   prior thereto; Director, the Company, EFL,
                                                   Erie Insurance Co., Erie NY, Flagship and
                                                   Erie P&C.

Senior Vice Presidents
John C. Bender                            51       Senior Vice President since 1992; Vice
                                                   President 1983 - 1992




                                        Age        Principal Occupation for Past
                                       as of       Five Years and Positions with
    Name                             12/31/96      Erie Insurance Group

Eugene C. Connell                         42       Senior Vice President since 1990; Vice
                                                   President 1988 - 1990

Philip A. Garcia                          40       Senior Vice President and Controller since
                                                   1993; Vice President 1988 - 1993

Dennis M. Geib                            53       Senior Vice President since 1990; Vice
                                                   President 1986 - 1990

Elaine A. Lamm                            58       Senior Vice President since 1990; Vice
                                                   President 1988 - 1990

George R. Lucore                          46       Senior Vice President since March, 1995.
                                                   Regional Vice President 1993 - March 1995;
                                                   Assistant Vice President 1988 - 1993

Jeffrey A. Ludrof                         37       Senior Vice President since 1994; Regional
                                                   Vice President 1993-1994; Assistant Vice
                                                   President 1989-1993

David B. Miller                           42       Senior Vice President since August 1996;
                                                   Independent Insurance Agent 1991 - 1996;
                                                   Vice President 1989 - 1991

James R. Roehm                            48       Senior Vice President since 1991; Vice
                                                   President 1987 - 1991

Douglas F. Ziegler                        46       Senior Vice President, Treasurer and Chief
                                                   Investment Officer since 1993; Vice
                                                   President and Managing Director of Treasury
                                                   Administration 1988 - 1993

Regional Vice Presidents
B. Crawford Banks                         60       Regional Vice President since 1993; Vice
                                                   President 1988 - 1993

Douglas N. Fitzgerald                     40       Regional Vice President since 1993; Vice
                                                   President 1987 - 1993

Terry L. Hamman                           42       Regional Vice President since May, 1995;
                                                   Assistant Vice President 1993 - May, 1995

Managing Director
Michael S. Zavasky                        44       Vice President and Managing Director of
                                                   Reinsurance since 1990; Vice President
                                                   1988 - 1990


Item 11.  Executive Compensation

                The answer to this item is incorporated by reference to pages 12 through 20 of the Company's proxy statement dated April 1, 1997 relating to the annual meeting of shareholders to be held on April 29, 1997, except for the Performance Graph, which has not been incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

                The answer to this item is incorporated by reference to pages 3 through 5 of the Company's proxy dated April 1, 1997 relating to the annual meeting of shareholders to be held on April 29, 1997.


Item 13.  Certain Relationships and Related Transactions

                Since the formation of the Company and the Exchange in 1925, the Company, as the attorney-in-fact appointed by the policyholders of the Exchange, has managed the property/casualty insurance operations of the Exchange. The Company's operations are interrelated with the operations of the Exchange, and the Company's results of operations are largely dependent on the success of the Exchange.

                The Company believes that its various transactions with the Exchange and EFL, which are summarized herein, are fair and reasonable and have been on terms no less favorable to the Company than the terms that could have been negotiated with an independent third party.

                Pursuant  to the  Subscribers  Agreement  by which  the  Company serves as attorney-in-fact for the Exchange, the Company's Board of Directors establishes periodically an annual management fee for the Company's services as attorney-in-fact which may not exceed 25% of the direct and assumed written premiums of the Exchange. The Company's Board of Directors has the ability to establish the percentage charged at its discretion within these parameters. Such percentage was 23% from July 1, 1990 to June 30, 1991 and was 25% from July 1, 1991 through March 31, 1995. Such percentage was 24.5% as decided by the Board of Directors beginning April 1, 1995 through March 31, 1996. The Board elected to change such percentage to 24% for the period April 1, 1996 through December 31, 1996. Further, the Board voted to maintain the 24% management fee rate for all of 1997. The activities performed by the Company as attorney-in-fact for the Exchange include insurance underwriting, policy issuance, policy exchange and cancellation, processing of invoices for premiums, the establishing and monitoring of loss reserves, oversight of reinsurance transactions, investment management, payment of insurance commissions to insurance agents, compliance with rules and regulations of supervisory authorities and monitoring of legal affairs. The Company is obligated to conduct these activities at its own expense, and realizes profits or losses depending upon whether its costs of providing such services is less than the amount it receives from the Exchange, in which case the Company has a profit from acting as attorney-in-fact, or greater, in which case the Company has a loss from such activities. The Exchange, however, bears the financial responsibility for the payment of insurance losses, loss adjustment expenses, investment expenses, legal expenses, assessments, damages, licenses, fees, establishment of reserves and surplus and taxes. For the five years ended December 31, 1996, 1995, 1994, 1993 and 1992 the amounts paid by the Exchange to the Company were $447,973,516, $424,404,971, $407,275,573, $375,038,960 and $337,551,358, respectively.

                The Company receives a fee of 7 percent of voluntary reinsurance premiums assumed from non-affiliated insurers as compensation for the management and administration of this business on behalf of the Exchange. Prior to the service agreement on non-affiliated assumed reinsurance, which was effective January 1, 1995, the Company received a management fee based on premiums written and was responsible for the payment of brokerage commissions. Service agreement revenue from the management of non-affiliated assumed reinsurance business grew
15.1 percent to $5,069,140 in 1996 from $4,401,232 in 1995.

                The Company's subsidiary, Erie Insurance Co., has participated in a reinsurance pool with the Exchange since January 1, 1992 whereby Erie Insurance Co. transfers, or "cedes" to the Exchange all of its direct premiums written and the Exchange retrocedes to Erie Insurance Co. a 5% participation of the pooled business, which also includes all of the property and casualty insurance business of the Exchange. All premiums, losses, loss adjustment expenses and other underwriting expenses are prorated among the parties on the basis of their participation in the pool. The pooling agreement does not legally discharge Erie Insurance Co. from its primary liability for the full amount of the policies ceded. However, it makes the Exchange liable to Erie Insurance Co. to the extent of the business ceded. The pooling agreement provides that it may be amended or terminated at the end of any calendar year by agreement of the parties. Effective January 1, 1995, the pooling agreement was amended to provide that the Exchange's share of the pool be reduced from 95% to 94.5% and that Erie Insurance Co. and Erie NY have a 5.5% share of the pool. Prior to January 1, 1992, all property/casualty insurance business of Erie Insurance Co. was reinsured 100% with the Exchange under the terms of a quota share reinsurance treaty. Erie P&C and Flagship, a subsidiary of the Exchange, reinsure 100% of their property/casualty insurance business with the Exchange under the terms of quota share reinsurance treaties with the Exchange.

                The Company and the Exchange periodically purchase annuities from EFL for use in connection with the structured settlement of insurance claims. The Company's share of such purchases, through its subsidiaries, Erie Insurance Co. and Erie NY, amounted to $742,772, $1,235,722 and $583,263 for the years ended December 31, 1996, 1995 and 1994, respectively, and the reserves held by EFL at December 31, 1996 for such annuities were approximately $5,175,280. In addition, the Erie Insurance Group Retirement Plan for Employees has, from time to time, purchased individual annuities from EFL for each retired vested employee or beneficiary receiving benefits. Such purchases amounted to $4,894,042, $6,024,125 and $8,880,714 for the years ended December 31, 1996,
1995 and 1994, respectively. The annuities purchased in 1994 included annuities for those individuals that retired from the Company or its subsidiaries in 1993 and 1994. The reserves held by EFL for all such annuities were approximately $32,812,000 at December 31, 1996.

                On December 29, 1995, EFL issued a surplus note to the Company in return for a cash (or cash equivalent) sum of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to the prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid quarterly. The note will be payable on demand on or after December 31, 2005. Payment of principal and/or interest is subordinated to payment of all other liabilities of EFL. During 1996, EFL received approval for the payment of interest totaling $967,500, which was paid to the Company by EFL at December 31, 1996.

                Director and former CEO and President, and previous Chief Investment Officer of the Erie Insurance Group of Companies, John M. Petersen, who retired as an employee of the Company on December 31, 1995, entered into a consulting arrangement with the Company effective January 2, 1996. Under the terms of the arrangement, the Company engaged Mr. Petersen as a consultant to furnish the Company and its pension trust, the Exchange, and EFL, with investment services with respect to their investments in common stock. As compensation for services to be rendered by Mr. Petersen, a fee of .15 of 1 percent, on an annualized basis, of the total fair market value of the common stock under management, will be paid to Mr. Petersen. The Company also will pay for all necessary and reasonable expenses related to Mr. Petersen's consulting services performed under this arrangement. The amount paid Mr. Petersen pursuant to this arrangement in 1996 was $2,078,758.

                Directors Black and Borneman are officers and principal shareholders of insurance agencies which receive insurance commissions in the ordinary course of business from the insurance companies managed by the Company in accordance with such companies' standard commission schedules and agents' contracts.

                Reference is also made to Item 2 hereof.

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial statements, financial statement schedules and exhibits filed:

             (1)    Consolidated Financial Statements

                                                                        Page*
     Erie Indemnity Company and Subsidiaries:
     Report of Independent Auditors....................................  23
       Consolidated Statements of Operations
         for the three years ended
         December 31, 1996, 1995 and 1994..............................  24
       Consolidated Statements of Financial
       Position as of December 31, 1996
       and 1995........................................................  25
       Consolidated Statements of Cash Flows
         for the three years ended
         December 31, 1996, 1995 and 1994..............................  26
       Consolidated Statements of Shareholders'
         Equity for the three years ended
         December 31, 1996, 1995 and 1994..............................  27
     Notes to Consolidated Financial Statements........................  28

             (2)    Financial Statement Schedules
                                                                        Page
Erie Indemnity Company and Subsidiaries:

     Report of Independent Auditors on Schedules.......................  31
     Schedule I.   Summary of Investments - Other
                        than Investments in Related
                        Parties........................................  32
     Schedule IV.  Reinsurance.........................................  33
     Schedule VI.  Supplemental Information
                        Concerning Property/Casualty
                        Insurance Operations...........................  34

             All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.



* Refers to the respective page of Erie Indemnity Company's 1996 Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditors' Report thereon on pages 23 to 33 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

             (3)    Exhibits


Exhibit
Number            Description of Exhibit

 3.1*             Articles of Incorporation of Registrant

 3.2**            Amended and Restated By-laws of Registrant

 4A*              Form of Registrant's Class A Common
                  Stock certificate

 4B*              Form of Registrant's Class B Common
                  Stock certificate

10.1***           Retirement Plan for Employees of Erie
                  Insurance Group, effective as of
                  December 31, 1989

10.2***           Restatement of Supplemental Retirement
                  Plan for Certain Members of the Erie
                  Insurance Group Retirement Plan for
                  Employees, effective as of January 1,
                  1990

10.3***           Deferred Compensation Plan of
                  Registrant

10.4***           Retirement Plan for Outside Directors
                  of Registrant, effective as of
                  January 1, 1991

10.5***           Employee Savings Plan of Erie Insurance
                  Group, effective as of April 1, 1992

10.6***           Amendment to Employee Savings Plan of
                  Erie Insurance Group

10.7***           Supplemental 401(k) Plan of Erie Insurance
                  Group effective as of Janaury 1, 1994

10.8***           Service Agreement dated January 1, 1989
                  between Registrant and Erie Insurance
                  Company

10.9***           Service Agreement dated June 21, 1993
                  between Registrant and Erie Insurance
                  Property & Casualty Company

10.10***          Service Agreement dated June 21, 1993
                  between Registrant and Flagship City
                  Insurance Company

10.11***          Reinsurance Pooling Agreement dated
                  January 1, 1992 between Erie Insurance
                  Company and Erie Insurance Exchange

Exhibit
Number            Description of Exhibit

10.12***          Form of Subscriber's Agreement whereby
                  policyholders of Erie Insurance Exchange appoint Registrant as their attorney-in-fact

10.13*            Stock Redemption Plan of Registrant dated
                  December 14, 1989

10.14*            Stock Purchase Agreement dated December 20,
                  1991, between Registrant and Erie Insurance
                  Exchange relating to the capital stock of Erie Insurance Company

10.15**           Property Catastrophe Excess of Loss
                  Reinsurance Agreement dated January 1,
                  1994 between Erie Insurance Exchange
                  and Erie Insurance Co.

10.16****         Stock Redemption Plan of Registrant as
                  restated December 12, 1995

10.17****         Property Catastrophe Excess of Loss
                  Reinsurance Agreement dated January 1, 1995 between Erie Insurance Exchange and Erie
                  Insurance Company of New York

10.18****         Service Agreement dated January 1, 1995
                  between Registrant and Erie Insurance
                  Company of New York

10.19*****        Consulting Agreement for Investing Services
                  dated January 2, 1996 between Erie Indemnity
                  Company and John M. Petersen

10.20*****        Agreement dated April 29, 1994 between Erie
                  Indemnity Company and Thomas M. Sider

10.21 Aggregate Excess of Loss Reinsurance Agreement effective January 1, 1997 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly owned subsidiary Erie Insurance Company of New York

11                Statement re computation of per share
                  earnings

13                1996 Annual Report to Security Holders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.

21                Subsidiaries of Registrant

27                Financial Data Schedule

28                Information from Reports Furnished to State
                  Insurance Regulatory Authorities

Exhibit
Number            Description of Exhibit

28#               Analysis of Losses and Loss Expenses --
                  Schedule P of the 1996 Annual Statement of
                  Erie Insurance Company

28#               Analysis of Losses and Loss Expenses --
                  Schedule P of the 1996 Annual Statement of
                  Erie Insurance Property & Casualty Company

28#               Analysis of Losses and Loss Expenses --
                  Schedule P of the 1996 Annual Statement of
                  Erie Insurance Company of New York


* Such exhibit is incorporated by reference to the like numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
** Such exhibit is incorporated by reference to the like numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
# Such exhibit is being filed under FORM SE pursuant to Rule 202 of Regulation S-T.

     (b)     Reports on Form 8-K:

     During the quarter ended December 31, 1996, Registrant did not file any reports on Form 8-K.

                                                      SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ERIE INDEMNITY COMPANY
                                                 (Registrant)


Date: March 11, 1997            By:  /s/ F. William Hirt
                                     F. William Hirt, Chairman of the Board


                                By:  /s/ Stephen A. Milne
                                     Stephen A. Milne, President & CEO


                                By:  /s/ Thomas M. Sider
                                     Thomas M. Sider, Executive Vice President
                                     & Chief Financial Officer


                                By:  /s/ Philip A. Garcia
                                     Philip A. Garcia, Senior Vice President
                                     & Controller


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 11, 1997             By:  /s/ Peter B. Bartlett
                                      Peter B. Bartlett, Director


Date: March 11, 1997             By:  /s/ Samuel P. Black, Jr.
                                      Samuel P. Black, Jr., Director


Date: March 11, 1997             By:  /s/ J. Ralph Borneman, Jr.
                                      J. Ralph Borneman, Jr., Director


Date: March 11, 1997             By:  /s/ Patricia A. Goldman
                                      Patricia A. Goldman, Director


Date: March 11, 1997             By:  /s/ Susan Hirt Hagen
                                      Susan Hirt Hagen, Director


Date: March 11, 1997             By:  /s/ Thomas B. Hagen
                                      Thomas B. Hagen, Director

Date: March 11, 1997             By:  /s/ F. William Hirt
                                      F. William Hirt, Chairman of the Board


Date: March 11, 1997             By:  /s/ Irvin H. Kochel
                                      Dr. Irvin H. Kochel, Director


Date: March 11, 1997             By:  /s/ Stephen A. Milne
                                      Stephen A. Milne, Director


Date: March 11, 1997             By:  /s/ Edmund J. Mehl
                                      Edmund J. Mehl, Director


Date: March 11, 1997             By:  /s/ John M. Petersen
                                      John M. Petersen, Director


Date: March 11, 1997             By:  /s/ Seth E. Schofield
                                      Seth E. Schofield, Director


Date: March 11, 1997             By:  /s/ Jan R. Van Gorder
                                      Jan R. Van Gorder, Director, Sr. Executive
                                      Vice President, Secretary & General
                                      Counsel


Date: March 11, 1997            By:  /s/ Harry H. Weil
                                     Harry H. Weil, Director

                           INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Indemnity Company

We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, as contained in the 1996 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




       /s/ Brown Schwab Bergquist & Co.




Erie, Pennsylvania
February 18, 1997

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                   December 31, 1996

                                                          Cost or                             Amount at which
                                                         Amortized             Fair            Shown in the
Type of Investment                                         Cost               Value            Balance Sheet
(In Thousands)

Available-for-Sale Securities
 Common Stocks
  U.S. Industrial and
   Miscellaneous                                       $   37,003          $   50,045         $   50,045
 Non-Redeemable Preferred Stocks
  Public Utilities                                         10,652              10,821             10,821
  U.S. Banks, Trusts and
   Insurance Companies                                     44,106              45,868             45,868
  U.S. Industrial and
   Miscellaneous                                           24,309              24,884             24,884
 Fixed Maturities
  U.S. Treasuries                                          12,000              12,140             12,140
  Foreign Governments                                       1,988               2,007              2,007
  Obligations of State and
   Political Subdivisions                                  28,127              29,408             29,408
  Special Revenue                                         136,950             142,209            142,209
  Public Utilities                                          7,238               7,380              7,380
  U.S. Industrial and
   Miscellaneous                                          114,790             117,032            117,032
                                                       -------------------------------------------------
   Total Available-for-Sale
    Securities                                         $  417,163          $  441,794         $  441,794
                                                       -------------------------------------------------

Real Estate Mortgage Loans                             $    7,294          $    7,294         $    7,294
Other Invested Assets                                       7,010               7,010              7,010
                                                       -------------------------------------------------
   Total Investments                                   $  431,467          $  456,098         $  456,098
                                                       -------------------------------------------------




                                               SCHEDULE IV - REINSURANCE

                                                                                                                      Percentage
                                                         Ceded to               Assumed                               of Amount
                                      Gross                Other               From Other           Net                Assumed
                                     Amount              Companies             Companies          Amount                to Net

December 31, 1996
Premiums for the year
 Property and Liability Insurance  $321,735,580         $324,617,961         $104,392,140        $101,509,759          102.8%
                                   ------------------------------------------------------------------------------------------------

December 31, 1995
Premiums for the year
 Property and Liability Insurance  $289,801,421         $293,132,397         $ 96,205,277        $ 92,874,301          103.6%
                                   ------------------------------------------------------------------------------------------------

December 31, 1994
Premiums for the year
 Property and Liability Insurance  $266,091,231         $269,153,771         $ 81,138,460        $ 78,075,920          103.9%
                                   ------------------------------------------------------------------------------------------------



               SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS


                                              Deferred
                                               Policy                  Reserves for              Discount, if
                                             Acquisition            Unpaid Loss & LAE            any deducted        Unearned
                                                Costs                    Expenses                from reserves       Premiums

               @ 12/31/96
Consolidated P&C Entities                    $ 9,540,998               $386,425,019                      $ 0       $216,938,069
Unconsolidated P&C Entities                            0                          0                        0                  0
Proportionate share of
 registrant & subsidiaries                             0                          0                        0                  0
                                             ----------------------------------------------------------------------------------
   Total                                     $ 9,540,998               $386,425,019                      $ 0       $216,938,069
                                             ----------------------------------------------------------------------------------

               @ 12/31/95
Consolidated P&C Entities                    $ 9,011,734               $357,334,127                      $ 0       $202,806,574
Unconsolidated P&C Entities                            0                          0                        0                  0
Proportionate share of
 registrant & subsidiaries                             0                          0                        0                  0
                                             ----------------------------------------------------------------------------------
  Total                                      $ 9,011,734               $357,334,127                      $ 0       $202,806,574
                                             ----------------------------------------------------------------------------------

               @ 12/31/94
Consolidated P&C Entities                    $ 7,667,652               $344,823,708                      $ 0       $177,301,657
Unconsolidated P&C Entities                            0                          0                        0                  0
Proportionate share of
 registrant & subsidiaries                             0                          0                        0                  0
                                             ----------------------------------------------------------------------------------
  Total                                      $ 7,667,652               $344,823,708                      $ 0       $177,301,657
                                             ----------------------------------------------------------------------------------




         SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)


                                                                      Loss and Loss Adjustment Expense
                                                       Net              Incurred            Related to
                                    Earned          Investment              (1)                  (2)
                                   Premiums           Income           Current Year          Prior Years
                                 ---------------------------------------------------------------------------

             @ 12/31/96
Consolidated P&C Entities        $101,509,759       $ 11,031,742       $ 85,311,000         $   (240,000)
Unconsolidated P&C Entities                 0                  0                  0                    0
Proportionate share of
 registrant & subsidiaries                  0                  0                  0                    0
                                 ---------------------------------------------------------------------------
  Total                          $101,509,759       $ 11,031,742       $ 85,311,000         $   (240,000)
                                 ---------------------------------------------------------------------------
             @ 12/31/95
Consolidated P&C Entities        $ 92,874,301       $ 10,342,751       $ 73,145,000         $ (2,210,000)
Unconsolidated P&C Entities                 0                  0                  0                    0
Proportionate share of
 registrant & subsidiaries                  0                  0                  0                    0
                                 ---------------------------------------------------------------------------
  Total                          $ 92,874,301       $ 10,342,751       $ 73,145,000         $ (2,210,000)
                                 ---------------------------------------------------------------------------

             @ 12/31/94
Consolidated P&C Entities        $ 78,075,920       $  8,033,792       $ 68,694,000         $ (4,767,000)
Unconsolidated P&C Entities                 0                  0                  0                    0
Proportionate share of
 registrant & subsidiaries                  0                  0                  0                    0
                                 ---------------------------------------------------------------------------
  Total                          $ 78,075,920       $  8,033,792       $ 68,694,000         $ (4,767,000)
                                 ---------------------------------------------------------------------------



         SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)


                                      Amortization
                                      of Deferred                                   Net
                                        Policy             Loss & LAE            Premiums
                                   Acquistion Costs           Paid               Written
                                   ----------------------------------------------------------

             @ 12/31/96
Consolidated P&C Entities           $ 18,909,000          $ 79,208,000         $105,020,049
Unconsolidated P&C Entities                    0                     0                    0
Proportionate share of
 registrant & subsidiaries                     0                     0                    0
                                   ----------------------------------------------------------
  Total                             $ 18,909,000          $ 79,208,000         $105,020,049
                                   ----------------------------------------------------------
             @ 12/31/95
Consolidated P&C Entities           $ 17,041,000          $ 60,827,000         $100,561,533
Unconsolidated P&C Entities                    0                     0                    0
Proportionate share of
 registrant & subsidiaries                     0                     0                    0
                                   ----------------------------------------------------------
  Total                             $ 17,041,000          $ 60,827,000         $100,561,533
                                   ----------------------------------------------------------

             @ 12/31/94
Consolidated P&C Entities           $ 14,908,000          $ 60,401,000         $ 81,369,411
Unconsolidated P&C Entities                    0                     0                    0
Proportionate share of
 registrant & subsidiaries                     0                     0                    0
                                   ----------------------------------------------------------
  Total                             $ 14,908,000          $ 60,401,000         $ 81,369,411
                                   ----------------------------------------------------------

                                                     EXHIBIT INDEX

                                       (Pursuant to Item 601 of Regulation S-K)

                                                                Sequentially
Exhibit                                                            Numbered
Number            Description of Exhibit                             Page

 3.1*             Articles of Incorporation of Registrant

 3.2**            Amended and Restated By-laws of Registrant

 4A*              Form of Registrant's Class A Common
                  Stock certificate

 4B*              Form of Registrant's Class B Common
                  Stock certificate

10.1***           Retirement Plan for Employees of Erie
                  Insurance Group, effective as of
                  December 31, 1989

10.2***           Restatement of Supplemental Retirement
                  Plan for Certain Members of the Erie
                  Insurance Group Retirement Plan for
                  Employees, effective as of January 1,
                  1990

10.3***           Deferred Compensation Plan of
                  Registrant

10.4***           Retirement Plan for Outside Directors
                  of Registrant, effective as of
                  January 1, 1991

10.5***           Employee Savings Plan of Erie Insurance
                  Group, effective as of April 1, 1992

10.6***           Amendment to Employee Savings Plan of
                  Erie Insurance Group

10.7***           Supplemental 401(k) Plan of Erie Insurance
                  Group effective as of Janaury 1, 1994

10.8***           Service Agreement dated January 1, 1989
                  between Registrant and Erie Insurance
                  Company

10.9***           Service Agreement dated June 21, 1993
                  between Registrant and Erie Insurance
                  Property & Casualty Company

10.10***          Service Agreement dated June 21, 1993
                  between Registrant and Flagship City
                  Insurance Company

10.11***          Reinsurance Pooling Agreement dated
                  January 1, 1992 between Erie Insurance
                  Company and Erie Insurance Exchange

                                                               Sequentially
Exhibit                                                          Numbered
Number            Description of Exhibit                           Page

10.12***          Form of Subscriber's Agreement whereby
                  policyholders of Erie Insurance Exchange appoint Registrant as their attorney-in-fact

10.13*            Stock Redemption Plan of Registrant dated
                  December 14, 1989

10.14*            Stock Purchase Agreement dated December 20,
                  1991, between Registrant and Erie Insurance
                  Exchange relating to the capital stock of Erie Insurance Company

10.15**           Property Catastrophe Excess of Loss
                  Reinsurance Agreement dated January 1,
                  1994 between Erie Insurance Exchange
                  and Erie Insurance Co.

10.16****         Stock Redemption Plan of Registrant
                  restated as of December 12, 1995

10.17****         Property Catastrophe Excess of Loss
                  Reinsurance Agreement dated January 1, 1995 between Erie Insurance Exchange and Erie
                  Insurance Company of New York

10.18****         Service Agreement dated January 1, 1995
                  between Registrant and Erie Insurance
                  Company of New York

10.19*****        Consulting Agreement for Investing Services
                  dated January 2, 1996 between Erie Indemnity
                  Company and John M. Petersen

10.20*****        Agreement dated April 29, 1994 between Erie
                  Indemnity Company and Thomas M. Sider

10.21 Aggregate Excess of Loss Reinsurance Agreement effective January 1, 1997 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly owned subsidiary Erie Insurance Company of New York

11                Statement re computation of per share
                  earnings

13                1996 Annual Report to Security Holders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.

21                Subsidiaries of Registrant

27                Financial Data Schedule

                                                              Sequentially
Exhibit                                                         Numbered
Number            Description of Exhibit                          Page

28                Information from Reports Furnished to State
                  Insurance Regulatory Authorities

28#               Analysis of Losses and Loss Expenses --
                  Schedule P of the 1996 Annual Statement of
                  Erie Insurance Company

28#               Analysis of Losses and Loss Expenses --
                  Schedule P of the 1996 Annual Statement of
                  Erie Insurance Property & Casualty Company

28#               Analysis of Losses and Loss Expenses --
                  Schedule P of the 1996 Annual Statement of
                  Erie Insurance Company of New York


* Such exhibit is incorporated by reference to the like numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
** Such exhibit is incorporated by reference to the like numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
# Such exhibit is being filed under FORM SE pursuant to Rule 202 of Regulation S-T.