Form 10-Q
period 1997-03-31
ERIE INDEMNITY CO
filed 1997-05-13
CIK 922621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997

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

               Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of April 30, 1997.

               Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of April 30, 1997.

        The common stock is the only class of stock the Registrant is presently authorized to issue.

                                      INDEX

                             ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

        Consolidated Statements of Financial Position--March 31, 1997 and
                                                       December 31, 1996

        Consolidated Statements of Operations--Three months ended March 31, 1997 and 1996

        Consolidated Statements of Cash Flows--Three months ended March 31, 1997 and 1996

        Notes to Consolidated Financial Statements--March 31, 1997

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders
Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                            March 31,              December 31,
                  ASSETS                                                       1997                    1996
                                                                         --------------            ------------
                                                                          (Unaudited)

INVESTMENTS
   Fixed Maturities:
     Available-for-Sale (amortized cost of
       $303,201,484 and $301,093,212,
        respectively)                                                    $     306,892,904        $ 310,175,864

   Equity Securities (cost of $120,059,134 and
     $116,070,434, respectively)                                               134,948,272          131,618,139
   Real Estate Mortgage Loans                                                    8,007,442            7,293,651
   Other Invested Assets                                                         7,104,015            7,010,019
                                                                          ----------------        --------------

        Total Investments                                                $     456,952,633         $456,097,673

   Cash and Cash Equivalents                                                    23,272,667           18,719,624
   Equity in Erie Family Life
     Insurance Company                                                          27,166,906           28,686,137
   Accrued Interest and Dividends                                                6,580,495            5,570,033
   Premiums Receivable from Policyholders                                      101,627,196          103,847,320
   Reinsurance Recoverable, Non-affiliates                                         181,810              163,691
   Deferred Policy Acquisition Costs                                             9,693,948            9,540,998
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            512,165,569          478,304,267
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000          15,000,000
   Agent loans                                                                   7,958,871           7,945,946
   Prepaid expenses                                                             13,223,969           6,957,026
   Property and Equipment                                                        9,819,284           9,841,538
   Deferred and prepaid federal income taxes                                             0           4,056,974
   Other Assets                                                                  7,821,527           5,907,978
                                                                         -----------------         ------------

        Total Assets                                                     $   1,191,464,875      $1,150,639,205
                                                                         =================      ===============

                                                               (Continued)

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                             March 31,                 December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                           1997                        1996
                                                                         -----------------         --------------------
                                                                           (Unaudited)

LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                        $         403,299,764        $         386,425,019
   Unearned Premiums                                                           215,501,716                  216,938,069
   Accounts Payable                                                              6,047,038                    6,034,486
   Accrued Commissions                                                          75,612,361                   75,518,593
   Accrued Payroll and Payroll Taxes                                             7,028,034                    5,268,275
   Accrued Vacation and Sick Pay                                                 7,915,193                    7,435,360
   Deferred Compensation                                                         1,639,187                    1,587,570
   Income Taxes Payable                                                          9,000,074                    2,035,054
   Dividends Payable                                                             6,411,788                    6,411,788
   Benefit Plans Liability                                                       7,556,956                    7,226,300
                                                                     ---------------------        ---------------------

          Total Liabilities                                          $         740,012,111        $         714,880,514
                                                                     ---------------------        ---------------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
        per share; authorized 74,996,930 shares;
        issued and outstanding 67,032,000 shares                                 1,955,100                    1,955,100
     Class B Common, stated value $70.00
        per share; authorized 3,070 shares;
        Issued and outstanding 3,070 shares                                        214,900                      214,900
   Additional Paid-In Capital                                                    7,830,000                    7,830,000
   Net Unrealized Gain on Available-for-Sale
     Securities (net of deferred taxes)                                         11,385,557                   17,490,491
   Retained Earnings                                                           430,067,207                  408,268,200
                                                                     ---------------------        ---------------------

          Total Shareholders' Equity                                 $         451,452,764        $         435,758,691
                                                                     ---------------------        ---------------------

          Total Liabilities and
          Shareholders' Equity                                       $       1,191,464,875        $       1,150,639,205
                                                                     =====================        =====================




See Notes to Consolidated Financial Statements.

                                              ERIE INDEMNITY COMPANY

                              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Three Months Ended
                                                                                    March 31
MANAGEMENT OPERATIONS:                                                 1997                         1996

  Management Fee Revenue                                     $        113,254,329         $        108,288,722
  Service Agreement Revenue                                             1,271,791                    1,265,517
  Other Operating Revenue                                                 608,974                      310,367
                                                             --------------------         --------------------

    Total Revenues from Management Operations                         115,135,094                  109,864,606

  Cost of Management Operations                                        83,461,535                   79,176,650
                                                             --------------------         --------------------

    Net Revenues From
    Management Operations                                              31,673,559                   30,687,956
                                                             --------------------         --------------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                                      25,850,574                   24,552,197

  Losses and Loss Adjustment Expenses Incurred                         18,897,779                   23,571,443
  Policy Acquisition and Other
    Underwriting Expenses                                               7,000,708                    6,797,910
                                                             --------------------         --------------------

    Total Losses and Expenses                                          25,898,487                   30,369,353
                                                             --------------------         --------------------

    Underwriting Losses                                                   (47,913)                 (5,817,156)
                                                             --------------------         -------------------

INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                                                951,844                      579,387
  Interest and Dividends                                                7,627,759                    6,006,215
  Realized Gain on Investments                                          1,137,325                      482,928
                                                             --------------------         --------------------

    Total Revenues from Investment Operations                           9,716,928                    7,068,530
                                                             --------------------         --------------------

    Income Before Income Taxes                                         41,342,574                   31,939,330

  Provision for Income Taxes                                           13,131,779                    8,441,253
                                                             --------------------         --------------------

    Net Income                                               $         28,210,795         $         23,498,077
                                                             ====================         ====================

    Net Income per Share                                     $                .38         $                .32
                                                             ====================         ====================

  Dividends Declared per Share:

    Class A                                                  $              0.095         $              0.083
                                                             --------------------         --------------------
    Class B                                                  $              14.25         $              12.50
                                                             --------------------         --------------------


See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended              Three Months Ended
                                                                           March 31, 1997                  March 31, 1996
                                                                           --------------                  --------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                              $       28,210,795           $      23,498,077
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                    454,484                     290,216
       Deferred income tax expense (benefit)                                          217,787                  (1,035,984)
       Realized gain on investments                                                (1,137,325)                   (482,928)
       Amortization of bond discount                                                  (13,198)                    (62,372)
       Undistributed earnings of Erie Family Life                                    (675,917)                   (323,958)
       Increase (decrease) in deferred compensation                                    51,617                    (372,499)
     Increase in accrued interest and dividends                                    (1,010,462)                   (348,670)
     Increase in receivables                                                      (31,659,297)                   (594,539)
     Increase in policy acquisition costs                                            (152,950)                   (154,484)
     Increase in prepaid expenses and other assets                                 (8,173,349)                   (188,031)
     Increase (decrease) in accounts payable and
       accrued expenses                                                             2,582,800                  (1,137,017)
     Increase (decrease) in accrued commissions                                        93,768                  (2,249,395)
     Increase in income taxes payable                                              12,937,072                   8,117,388
     Increase (decrease) in loss reserves                                          16,874,746                  (1,474,087)
     (Decrease) increase in unearned premiums                                      (1,436,353)                  1,944,624
                                                                           ------------------           -----------------

       Net cash provided by operating
         activities                                                                17,164,218                  25,426,341

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                              (9,999,340)                (37,182,075)
     Equity securities                                                            (12,939,623)                (15,814,915)
     Mortgage loans                                                                  (747,801)                          0
     Other invested assets                                                             (6,868)                 (2,172,890)
   Sales/maturities of investments:
     Fixed maturities                                                               7,960,502                   9,179,905
     Equity securities                                                             10,031,953                   5,481,185
     Mortgage loans                                                                    34,072                      11,245
     Other invested assets                                                                  0                     680,952
  Net loss on other invested assets                                                   (87,127)                          0
   Purchase of property and equipment                                                       0                        (120)
   Purchase of computer software                                                     (432,230)                   (192,359)
   Loans to Agents                                                                   (294,374)                   (255,420)
   Collections on Agent loans                                                         281,449                     252,338
                                                                           ------------------           -----------------

         Net cash used in investing activities                             $       (6,199,387)          $     (40,012,154)

                                                                                                               (Continued)

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY


                                                                        Three Months Ended               Three Months Ended
                                                                           March 31, 1997                   March 31, 1996
                                                                           --------------                   --------------

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                          $          (6,411,788)       $         (5,624,375)
                                                                           ---------------------        --------------------

         Net cash used in financing activities                                        (6,411,788)                 (5,624,375)
                                                                           ---------------------        --------------------

Net increase (decrease) in cash and cash
   equivalents                                                                         4,553,043                 (20,210,188)

Cash and cash equivalents at beginning of period                                      18,719,624                  56,856,983
                                                                           ---------------------        --------------------

Cash and cash equivalents at end of period                                 $          23,272,667        $         36,646,795
                                                                           =====================        ====================


Supplemental disclosures of cash flow information:
Cash paid during the three months ended March 31, 1997 and 1996 for income taxes was $23,028 and $8,568, respectively.














See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B -- RECLASSIFICATIONS

Certain amounts as previously reported in the 1996 financial statements have been reclassified to conform to the current year's presentation.

NOTE C -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (67,032,000 as retroactively stated in 1996), plus giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 1997 and 1996) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Equivalent shares outstanding total 74,400,000.

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

Fixed maturities determined by management not to be held-to-maturity and marketable equity securities are classified as available-for-sale. Marketable equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds and notes. Available-for- sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:

                                                                     Available-for-Sale Securities

                                                                          Gross                Gross
                                                  Amortized            Unrealized           Unrealized             Fair
(In Thousands)                                       Cost                 Gain                 Losses              Value

March 31, 1997
U.S. Government                                 $      11,995        $        127         $       241       $      11,881
Foreign Governments                                     1,988                   0                  53               1,935
Obligations of States
  and Political Subdivisions                           28,120                 954                 108              28,966
Special Revenue                                       135,103               4,226                 228             139,101
Public Utilities                                        8,735                  62                  23               8,774
Industrial and Miscellaneous                          117,260               1,326               2,350             116,236
                                                -------------        ------------         -----------       -------------
   Total Fixed Maturities                       $     303,201        $      6,695         $     3,003       $     306,893
                                                -------------        ------------         -----------       -------------

Common Stock                                    $      44,428        $     15,356         $     3,106       $      56,678
Preferred Stock                                        75,631               2,812                 173              78,270
                                                -------------        ------------         -----------       -------------
   Total Equity Securities                      $     120,059        $     18,168         $     3,279       $     134,948
                                                -------------        ------------         -----------       -------------
                                                $     423,260        $     24,863         $     6,282       $     441,841
                                                =============        ============         ===========       =============




                                                                     Available-for-Sale Securities

                                                                        Gross                Gross
                                                 Amortized           Unrealized           Unrealized             Fair
(In Thousands)                                      Cost                Gain                 Losses              Value

December 31, 1996
U.S. Government                                 $      12,000        $        212         $        72       $      12,140
Foreign Governments                                     1,988                  25                   5               2,007
Obligations of States and
  Political Subdivisions                               28,127               1,321                  40              29,408
Special Revenue                                       136,950               5,349                  90             142,209
Public Utilities                                        7,238                 141                                   7,380
Industrial and Miscellaneous                          114,790               2,835                 593             117,032
                                                -------------        ------------         -----------       -------------
  Total Fixed Maturities                        $     301,093        $      9,883         $       800       $     310,176
                                                -------------        ------------         -----------       -------------

Common Stock                                    $      37,003        $     14,567         $     1,525       $      50,045
Preferred Stock                                        79,067               2,539                  33              81,573
                                                -------------        ------------         -----------       -------------
   Total Equity Securities                      $     116,070        $     17,106         $     1,558       $     131,618
                                                -------------        ------------         -----------       -------------
                                                $     417,163        $     26,989         $     2,358       $     441,794
                                                =============        ============         ===========       =============

Deferred income taxes decreased by $2,117,000 at March 31, 1997 and increased by $965,000 at December 31, 1996 related to the change in unrealized gains (losses) on available-for-sale securities.

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


NOTE E -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:

                               Three Months Ended          Three Months Ended
                                 March 31, 1997              March 31, 1996
                                 --------------              --------------

Revenues                  $       21,631,389             $       18,587,603
Benefits and expenses             15,045,371                     14,362,906
                              ------------------             ------------------
Income before income taxes         6,586,018                      4,224,697
Income taxes                       2,184,954                      1,545,891
                              ------------------             ------------------
Net income                $        4,401,064             $        2,678,806
                              ==================             ==================

Dividends paid to
    shareholders          $        1,181,252             $        1,071,000
                              ==================             ==================

Net unrealized
(depreciation)
appreciation on
investment securities,
net of deferred taxes     $       (3,004,822)            $        5,003,206
                              ==================             ==================


NOTE F -- NOTE RECEIVABLE FROM EFL

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. In March of 1997, EFL received such approval for the accrual of interest totaling $241,875, which is included as a receivable in the Company's statement of financial position at March 31, 1997.


NOTE G -- EMPLOYEE SAVINGS PLAN

Effective with the pay period beginning May 8, 1997, Company employees have a new investment option in the Employee Savings Plan with regard to future matching contributions. This option allows employees to invest all or part of the Company's matching contributions in the Erie Indemnity Company Class A common stock fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OPERATING RESULTS

Financial Overview

Consolidated net income rose by 20.1% for the first quarter of 1997 to $28,210,795, or $.38 per share, from $23,498,077 or $.32 per share, for the first quarter of 1996 (adjusted for the 3-for-1 split of the Class A shares in May 1996). The growth in first quarter net income was driven by improvement in all operating segments of the Company. Management operations improved as management fee revenue continued to grow. At the same time, insurance underwriting operations improved considerably from the storm-influenced results experienced in the first quarter 1996. Revenue from investment operations also grew at a healthy pace as the Company's cash flow was invested for higher returns and non-recurring realized capital gains were recognized during the quarter.


RESULTS OF OPERATIONS

Analysis of Management Operations

For the first quarter 1997 management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie
Insurance Exchange (the Exchange), increased 4.6% to $113,254,329 from $108,288,722 for the first quarter 1996. The management fee charged by the Company is a percentage of direct and affiliated assumed written premiums of the Exchange, which increased 6.8% during the first quarter of 1997. However, the direct and affiliated assumed premium growth in the Exchange's core lines of insurance, with the exception of workers compensation, was 9.4% for the first quarter of 1997 versus the same period in 1996. The Exchange's overall premium growth was negatively influenced by rate reductions in Pennsylvania workers compensation due to workers compensation legislative reforms.

The rate of growth in management fee revenue, from direct and affiliated assumed written premiums, was less than the growth in direct and affiliated assumed written premiums as the management fee rate charged the Exchange in the first quarter of 1997 was 24.0% while the rate charged in the first quarter of 1996 was 24.5%. The Board of Directors reduced the management fee rate to 24% for the period April 1, 1996 through December 31, 1996. In December 1996 the Board voted to maintain the 24% management fee rate for all of 1997. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

Service agreement revenue totaled $1,271,791 for the first quarter of 1997 compared to $1,265,517 for the first quarter of 1996, an increase of 0.5%.
Service agreement revenue is derived from the management of nonaffiliated reinsurance assumed business on behalf of the Exchange. The Company receives a fee equal to 7% of voluntary reinsurance premiums assumed from nonaffiliated insurers. The payment of brokerage commissions on this business is the responsibility of the Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The cost of management operations increased 5.4% to $83,461,535 for the three months ended March 31, 1997 from $79,176,650 for the same period in 1996.

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

The Company's commission costs increased 8.5% to $55,458,798 for the first quarter of 1997, compared to $51,101,391 in the first quarter of 1996. Commission costs grew faster than the rate of growth in direct and affiliated assumed written premiums of the Exchange due to increased provisions for agent bonuses resulting from improved underwriting profitability in the first quarter of 1997 versus the first quarter of 1996.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs, net of those reimbursed by affiliated companies, totaled $17,022,190 for the three month period ended March 31, 1997, compared to $17,836,768 for the same period in 1996, a decrease of 4.8%.

Net revenues from the Company's management operations rose 3.2% to $31,673,559 for the three months ended March 31, 1997 compared to $30,687,956 for the same period in 1996. The gross margin from management operations (net revenue divided by total revenue), dropped slightly to 27.5% in the first quarter of 1997, from 27.9% for the first quarter of 1996.

Analysis of Insurance Operations

The insurance underwriting operations of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which assume a 5.5% proportional share of the property/casualty underwriting results of the Erie Insurance Group, improved as compared to the 1996 underwriting results which were impacted by severe winter weather in the first quarter of 1996. In the first quarter of 1997, premiums earned for the Company's property/casualty insurance subsidiaries grew 5.3% to $25,850,574 compared to $24,552,197 for the same period in 1996. Losses, loss adjustment expenses and underwriting expenses incurred decreased 14.7% for the first quarter of 1997 amounting to $25,898,487 compared to $30,369,353 for the prior year's first quarter. Mild weather conditions in the majority of the Company's operating territories in the first quarter of 1997 compared to the severe winter storm-related losses experienced in the first quarter of 1996 was largely responsible for the improved underwriting results. Also included in the first quarter of 1997 underwriting results are $1,262,112 in Company recoveries under the aggregate excess of loss reinsurance arrangement which went into effect on January 1, 1997. Thus, the net underwriting loss in the first quarter of 1997 improved to $47,913 from a loss of $5,817,156 experienced in the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Generally Accepted Accounting Principles (GAAP) combined ratio for the Company's property/casualty insurance operations was 100.2% for the three months ended March 31, 1997 compared to a ratio of 123.7% for the same period in 1996. The GAAP combined ratio is the ratio of loss, loss adjustment, acquisition, and underwriting expenses incurred to premiums earned.

Catastrophes are an inherent risk of the property/casualty insurance business, which can have a material impact on year-to-year fluctuations in the Company's property/casualty insurance underwriting operating results. The Company experienced two such catastrophes during 1996, with the severe winter weather in the first quarter and Hurricane Fran in the third quarter accounting for $8.1 million of underwriting losses and expenses or approximately $.07 per share, after federal income taxes. No material weather-related catastrophes occurred in the first quarter of 1997. The Company continually reviews its methods for estimating its liability for losses and loss adjustment expenses, which includes an estimate for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes the amount is adequate, the ultimate liability may be in excess of or less than amounts provided.

Analysis of Investment Operations

Total revenues from investment operations for the first quarter of 1997 increased by 37.5% to $9,716,928 from $7,068,530 posted in the first quarter of 1996. The Company's 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company (EFL) increased 64.3% in the first quarter of 1997. The Company's investment earnings were a direct result of EFL's net income increasing to $4,401,064 from $2,678,806 for the three months ended March 31, 1997 and 1996, respectively. Also contributing to the increase in revenues from investment operations was a 27.0% increase in interest and dividends. Non-recurring capital gains also increased from $482,928 in the first quarter of 1996 to $1,137,325 in the first quarter of 1997.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investments are also liquid in order to meet the short- and long-term commitments of the Company. At March 31, 1997, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $465 million, or 39%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At March 31, 1997, 96.7% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3.3% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum by the Company.

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

At March 31, 1997, the Company's five largest investments in corporate debt securities totaled $19.1 million, none of which individually exceeded $4.7 million. These investments had a market value of $19.6 million.

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

The Company's consolidated statements of cash flows indicate that net cash flows provided by operating activities for the three months ended March 31, 1997 and 1996, were $17,164,218 and $25,426,341 respectively. Those statements also classify the other sources and uses of cash by investing activities and financing activities.

Dividends declared to shareholders in the three months ended March 31, 1997 and 1996, totaled $6,411,788 and $5,624,375, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first quarter of 1997.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at March 31, 1997 and December 31, 1996 of $119,976 and $2,035,054, respectively.

The Company's property/casualty insurance subsidiaries enjoy a strong capital position which is demonstrated in their risk-based capital ratios calculated using the National Association of Insurance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Commissioners (NAIC) formula at December 31, 1996. Such calculations indicated that the Company's property/casualty insurance subsidiaries' Total Adjusted Capital was substantially above the Authorized Control Level Risk-Based Capital requirements of the NAIC since their ratios are all in excess of three to one (3:1) at December 31, 1996.

At March 31, 1997 and December  31, 1996,  the  Company's  receivables  from its affiliates totaled $512,165,569 and $478,304,267, respectively. These receivables, primarily due from the Exchange, are a result of the attorney-in-fact management fee, expense reimbursements and the intercompany reinsurance pool and potentially expose the Company to concentrations of credit risk.

The individual receivable from the Exchange and its affiliates at March 31, 1997 and December 31, 1996 are as follows:

                                  March 31, 1997          December 31, 1996
                                  --------------          -----------------

Exchange-Management Fee and
    Expense Reimbursements       $   124,673,094          $  108,589,885
EFL-Expense Reimbursements               761,870               1,049,007
Exchange-Reinsurance Recoverable
    from Losses and Unearned
    Premium Balances Ceded           386,730,605             368,665,375
                                 ----------------         ------------------

                                 $   512,165,569          $  478,304,267
                                 ================         ==================

OTHER MATTERS

On December 14, 1989, the shareholders adopted the Erie Indemnity Company Stock Redemption Plan (the Plan). The Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. On December 12, 1995, the Board of Directors amended the restated the Plan. The restatement limits the redemption amount to an aggregation of: (1) an initial amount of $10 million as of December 31, 1995 and (2) beginning in 1996 and annually thereafter, an additional annual amount as determined by the Board in its sole discretion, not to exceed 20 percent of the Company's net income from management operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20 percent of the Company's retained earnings determined as of the close of the prior year. In addition, the restated plan limits the repurchase from any single shareholder's estate to 33 percent of total share holdings of such shareholder. At the Board of Directors meeting on February 29, 1996 the Board approved an increase in the redemption amount of $14,350,186. On March 11, 1997, the Board approved an increase in the redemption amount of $16,655,226 to $41,005,412.


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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          a.   The Company's Annual Meeting of Shareholders was held
                April 29, 1997.

          b. At the Annual Meeting of Shareholders, all of the Company's directors were elected at said meeting, as follows:

               Peter B. Bartlett                   Irvin H. Kochel
               Samuel P. Black, III                Edmund J. Mehl
               J. Ralph Borneman, Jr.              Stephen A. Milne
               Patricia A. Goldman                 John M. Petersen
               Susan H. Hagen                      Seth E. Schofield
               Thomas B. Hagen                     Jan R. Van Gorder
               F. William Hirt                     Harry H. Weil

               Since all directors of the Company were elected at the Annual Meeting of Shareholders, there are no directors whose term of office as a director continued after the meeting.

          c. The following other matters were voted upon at the meeting and the following number of affirmative votes were cast with respect to such matters:

               (1) The ratification of the firm of Brown, Schwab, Bergquist Co. as independent public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 1997. This ratification received 3,048 affirmative votes with no negative votes or abstentions.

               (2) The adoption of Erie Indemnity Company Long-Term Incentive Plan for senior executives of the Company was voted on by Class A and Class B shareholders. This adoption received 59,903,618 affirmative votes and 1,343,493 negative votes.

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Erie Indemnity Company

                                                      (Registrant)


Date  May 5, 1997                        /s/  Stephen A. Milne
                                        --------------------------
                                        Stephen A. Milne, President & CEO

                                         /s/   Thomas M. Sider
                                        ----------------------------------
                                         Thomas M. Sider, Executive Vice
                                                          President & CFO