Form 10-Q
period 1997-06-30
ERIE INDEMNITY CO
filed 1997-08-06
CIK 922621

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997

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


                                     Not applicable
Former name, former address and former fiscal year, if changed since last report

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of August 1, 1997.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of August 1, 1997.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                                           INDEX


                                                  ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

         Consolidated Statements of Financial Position--June 30, 1997 and
                                                        December 31, 1996

         Consolidated Statements of Operations--Three months ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows--Three months ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements--June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION


                                          ERIE INDEMNITY COMPANY

                              CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             June 30,                     December 31,
                  ASSETS                                                       1997                           1996
                                                                        -------------------              -------------
                                                                          (Unaudited)

INVESTMENTS
   Fixed Maturities:
     Available-for-Sale (amortized cost of
       $309,231,038 and $301,093,212,
        respectively)                                                $         317,742,756        $         310,175,864

   Equity Securities (cost of $136,005,284 and
     $116,070,434, respectively)                                               159,055,657                  131,618,139
   Real Estate Mortgage Loans                                                    8,314,293                    7,293,651
   Other Invested Assets                                                         7,531,216                    7,010,019
                                                                         ------------------            -----------------

        Total Investments                                            $         492,643,922         $        456,097,673

   Cash and Cash Equivalents                                                    18,094,288                   18,719,624
   Equity in Erie Family Life
     Insurance Company                                                          30,535,687                   28,686,137
   Accrued Interest and Dividends                                                5,555,156                    5,570,033
   Premiums Receivable from Policyholders                                      103,490,247                  103,847,320
   Reinsurance Recoverable, Non-affiliates                                         190,995                      163,691
   Deferred Policy Acquisition Costs                                            10,210,873                    9,540,998
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            524,431,358                  478,304,267
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000                   15,000,000
   Agent Loans                                                                   8,126,384                    7,945,946
   Prepaid Expenses                                                             12,024,275                    6,957,026
   Property and Equipment                                                        9,640,476                    9,841,538
   Prepaid Federal Income Taxes                                                  2,050,949                    4,056,974
   Other Assets                                                                  6,255,654                    5,907,978
                                                                     ---------------------        ---------------------

        Total Assets                                                 $       1,238,250,264        $       1,150,639,205
                                                                     =====================        =====================

                                                                                                            (Continued)

See Notes to Consolidated Financial Statements.

                                        ERIE INDEMNITY COMPANY


                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                              June 30,                    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            1997                          1996
                                                                         -------------------             --------------
                                                                           (Unaudited)

LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                        $         405,531,523        $         386,425,019
   Unearned Premiums                                                           224,150,780                  216,938,069
   Accounts Payable                                                              6,686,581                    6,034,486
   Accrued Commissions                                                          81,365,441                   75,518,593
   Accrued Payroll and Payroll Taxes                                             6,436,870                    5,268,275
   Accrued Vacation and Sick Pay                                                 7,516,936                    7,435,360
   Deferred Compensation                                                         1,756,907                    1,587,570
   Deferred Income Taxes                                                         4,769,595                    2,035,054
   Dividends Payable                                                             6,411,787                    6,411,788
   Benefit Plans Liability                                                       7,140,538                    7,226,300
                                                                     ---------------------        ---------------------

          Total Liabilities                                          $         751,766,958        $         714,880,514
                                                                     ---------------------        ---------------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
        per share; authorized 74,996,930 shares;
        issued and outstanding 67,032,000 shares                                 1,955,100                    1,955,100
     Class B Common, stated value $70.00
        per share; authorized 3,070 shares;
        Issued and outstanding 3,070 shares                                        214,900                      214,900
   Additional Paid-In Capital                                                    7,830,000                    7,830,000
   Net Unrealized Gain on Available-for-Sale
     Securities (net of deferred taxes)                                         22,384,117                   17,490,491
   Retained Earnings                                                           454,099,189                  408,268,200
                                                                     ---------------------        ---------------------

          Total Shareholders' Equity                                 $         486,483,306        $         435,758,691
                                                                     ---------------------        ---------------------

          Total Liabilities and
          Shareholders' Equity                                       $       1,238,250,264        $       1,150,639,205
                                                                     =====================        =====================




See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY


                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended                        Six Months Ended
                                                                      June 30                                  June 30
                                                      -----------------------------------------------------------------------------

MANAGEMENT OPERATIONS:                                        1997                1996                1997                 1996

  Management Fee Revenue                              $      123,993,772  $      117,422,334  $     237,248,101   $     225,711,056
  Service Agreement Revenue                                    1,056,494           1,165,928          2,328,285           2,431,445
  Other Operating Revenue                                        452,258             308,964          1,061,232             619,331
                                                      ------------------  ------------------  -----------------   -----------------
     Total Revenues from Management Operations               125,502,524         118,897,226        240,637,618         228,761,832

  Cost of Management Operations                               90,124,134          85,452,651        173,585,669         164,629,301
                                                      ------------------  ------------------  -----------------   -----------------

    Net Revenues From
    Management Operations                                     35,378,390          33,444,575         67,051,949          64,132,531
                                                      ------------------  ------------------  -----------------   -----------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                             26,888,265          25,007,216         52,738,839          49,559,413

  Losses and Loss Adjustment Expenses Incurred                20,327,478          19,242,498         39,225,257          42,813,941
  Policy Acquisition and Other
    Underwriting Expenses                                      7,343,702           7,021,831         14,344,410          13,819,741
                                                      ------------------  ------------------  -----------------   -----------------

    Total Losses and Expenses                                 27,671,180          26,264,329         53,569,667          56,633,682
                                                      ------------------  ------------------  -----------------   -----------------

    Underwriting Loss                                           (782,915)         (1,257,113)          (830,828 )        (7,074,269)
                                                      ------------------  ------------------  -----------------   -----------------

INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                                       997,955             954,122          1,949,799           1,533,509
  Interest and Dividends                                       7,764,965           5,927,799         15,392,724          11,934,014
  Realized Gain on Investments                                 1,359,760             601,233          2,497,084           1,084,161
                                                      ------------------  ------------------  -----------------   -----------------

    Revenue from Investment Operations                        10,122,680           7,483,154         19,839,607          14,551,684
                                                      ------------------  ------------------  -----------------   -----------------

    Income Before Income Taxes                                44,718,155          39,670,616         86,060,728          71,609,946

  Provision for Income Taxes                                  14,274,386          13,204,272         27,406,165          21,645,525
                                                      ------------------  ------------------  -----------------   -----------------

    Net Income                                        $       30,443,769  $       26,466,344  $      58,654,563   $      49,964,421
                                                      ==================  ==================  =================   =================

    Net Income per Share                              $             0.41  $             0.36  $            0.79   $            0.67
                                                      ==================  ==================  =================   =================

  Dividends Declared per Share:

    Class A non-voting Common                         $             .095  $           0.0833  $             .19   $          0.1666
                                                      ------------------  ------------------  -----------------   -----------------
    Class B Common                                    $            14.25  $            12.50  $           28.50   $           25.00
                                                      ------------------  ------------------  -----------------   -----------------

See Notes to Consolidated Financial Statements.

                                           ERIE INDEMNITY COMPANY


                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended              Six Months Ended
                                                                             June 30, 1997                  June 30, 1996
                                                                          --------------------           ------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                              $       58,654,563           $      49,964,421
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                    910,963                     595,043
       Deferred income tax expense                                                    207,211                     552,189
       Realized gain on investments                                                (2,497,084)                 (1,084,161 )
       Amortization of bond discount                                                  (60,032)                   (127,110 )
       Undistributed earnings of Erie Family Life                                  (1,397,946)                   (766,939 )
       Increase (decrease) in deferred compensation                                   169,337                    (333,621 )
     Decrease (increase) in accrued interest and dividends                             14,877                    (643,265 )
     Increase in receivables                                                      (45,797,322)                 (8,348,451 )
     Increase in policy acquisition costs                                            (669,875)                   (593,021 )
     Decrease (increase) in prepaid expenses and
       other assets                                                                   254,252                  (1,289,452 )
     Increase (decrease) in accounts payable and
       accrued expenses                                                             1,816,505                  (2,660,536 )
     Decrease (increase) in prepaid federal income taxes                            2,006,025                    (861,984 )
     Increase in prepaid pension                                                   (5,599,520)                          0
     Increase in accrued commissions                                                5,846,848                   2,930,728
     Increase in loss reserves                                                     19,106,504                   5,034,142
     Increase in unearned premiums                                                  7,212,711                  13,433,345
                                                                           ------------------           -----------------

       Net cash provided by operating
         activities                                                        $       40,178,017           $      55,801,328

     CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of investments:
       Fixed maturities                                                           (26,360,043)                (64,349,206 )
       Equity securities                                                          (40,312,355)                (25,963,817 )
       Mortgage loans                                                              (1,086,241)                 (1,968,775 )
       Other invested assets                                                         (662,382)                 (2,780,390 )
     Sales/maturities of investments:
       Fixed maturities                                                            18,325,584                  18,566,901
       Equity securities                                                           22,808,428                   8,595,623
       Mortgage loans                                                                  65,725                      22,481
       Other invested assets                                                                0                   1,055,491
     Net gain on other invested assets                                                131,846                           0
     Purchase of property and equipment                                               (39,558)                   (886,009 )
     Purchase of computer software                                                   (670,343)                   (264,164 )
     Loans to Agents                                                                 (744,905)                   (553,772 )
     Collections on Agent loans                                                       564,467                     535,675
                                                                           ------------------           -----------------

         Net cash used in investing activities                             $      (27,979,777)          $     (67,989,962 )

                                                                                                              (Continued)
See Notes to Consolidated Financial Statements.

                                     ERIE INDEMNITY COMPANY


                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

                                                                              Six Months Ended             Six Months Ended
                                                                               June 30, 1997                 June 30, 1996
                                                                           --------------------           ------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                          $         (12,823,576)       $        (11,248,750 )
                                                                           ---------------------        ---------------------

       Net cash used in financing activities                                         (12,823,576)                (11,248,750 )
                                                                           ---------------------        ---------------------

   Net decrease in cash and cash equivalents                                            (625,336)                (23,437,384 )

   Cash and cash equivalents at beginning of period                                   18,719,624                  56,856,983
                                                                           ---------------------        --------------------

   Cash and cash equivalents at end of period                              $          18,094,288        $         33,419,599
                                                                           =====================        ====================


Supplemental disclosures of cash flow information:
Cash paid during the six months ended June 30, 1997 and 1996 for income taxes was $25,638,127 and $23,980,834, respectively.














See Notes to Consolidated Financial Statements.

                                 ERIE INDEMNITY COMPANY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B -- EARNINGS PER SHARE

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


The following is a summary of available-for-sale securities:

                                                                     Available-for-Sale Securities

                                                                        Gross               Gross
                                                  Amortized           Unrealized          Unrealized             Fair
(In Thousands)                                       Cost               Gains               Losses               Value

June 30, 1997
U.S. Government                                 $      12,000        $        174         $        95       $      12,078
Foreign Governments                                     1,988                   0                  17               1,972
Obligations of States
  and Political Subdivisions                           33,220               1,660                  54              34,825
Special Revenue                                       126,605               5,235                  31             131,808
Public Utilities                                        8,732                 124                   8               8,849
Industrial and Miscellaneous                          126,686               2,388                 864             128,211
                                                -------------        ------------         -----------       -------------
   Total Fixed Maturities                       $     309,231        $      9,581         $     1,069       $     317,743
                                                -------------        ------------         -----------       -------------

Common Stock                                    $      48,851        $     21,813         $     2,823       $      67,841
Preferred Stock                                        87,154               4,129                  68              91,215
                                                -------------        ------------         -----------       -------------
   Total Equity Securities                      $     136,005        $     25,942         $     2,891       $     159,056
                                                -------------        ------------         -----------       -------------
                                                $     445,236        $     35,523         $     3,960       $     476,799
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
                                                =============        ============         ===========       =============


Deferred income taxes increased by $2,527,000 at June 30, 1997 and increased by $965,000 at December 31, 1996 related to the change in unrealized gains (losses) on available-for-sale securities.

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


NOTE D -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:

                                 Six Months Ended             Six Months Ended
                                   June 30, 1997                June 30, 1996
                                -------------------          ------------------

Revenues                        $       43,588,648           $       38,951,148
Benefits and expenses                   30,005,293                   27,734,545
                                 ------------------          ------------------
Income before income taxes              13,583,355                   11,216,603
Income taxes                             4,569,028                    4,126,404
                                 ------------------           ------------------
Net income                      $        9,014,327           $        7,090,199
                                 ==================           ==================

Dividends paid to shareholders  $        2,457,004           $        2,252,252
                                 ==================           ==================

Net unrealized (depreciation)
 appreciation on investment
 securities, net of deferred
 taxes                          $        7,483,409           $         (286,717)
                                 ==================           ==================


NOTE E -- NOTE RECEIVABLE FROM EFL

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. At June 30, 1997, EFL paid the Company interest in the amount of $483,750.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS



The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OPERATING RESULTS

Financial Overview

Consolidated net income rose by 15% for the second quarter of 1997 to $30,443,769, or $.41 per share, from $26,466,344 or $.36 per share, for the second quarter of 1996. The growth in second quarter net income was driven by improvement in all the Company's principle operating segments. Gains made in the Company's management and investment operations were further supported by a reduction in underwriting losses during the second quarter.

For the six months ended June 30, 1997, consolidated net income increased 17.4% to $58,654,563 or $.79 per share, from $49,964,421 or $.67 per share earned in the same period in 1996. Management operations improved as management fee revenue continued to grow. Insurance underwriting operations improved considerably from the storm-influenced results experienced in the first half of 1996. Revenue from investment operations also grew at a healthy pace, as the Company's cash flow was invested for higher returns and increased non-recurring realized capital gains were recognized during the first half of the year.


RESULTS OF OPERATIONS

Analysis of Management Operations

For the second quarter 1997 management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), rose 5.6% to $123,993,772 in the three months ended June 30, 1997 from $117,422,334 for the second quarter 1996. Management fee revenue increased 5.1% to $237,248,101 in the first six months of 1997 compared to $225,711,056 for the same period in 1996.

The rate of growth in the management fee revenue was the same as the rate of growth in the direct and affiliated assumed premium written of the Exchange on which the management fee revenue is based, as the management fee rate charged in the second quarter of 1997 and 1996 was 24%. The direct and affiliated assumed premium in the Exchange's core lines of insurance, with the exception of workers' compensation, grew by 8.1% for the second quarter 1997 versus the same period in 1996. The Exchange's overall premium growth was negatively influenced by the rate reduction in Pennsylvania workers' compensation insurance driven by recent Pennsylvania workers' compensation legislative reforms.

The cost of management operations increased 5.5% to $90,124,134 for the three months ended June 30, 1997 from $85,452,651 for the same period in 1996. The cost of management operations excluding commission costs, fell .2% for the three months ended June 30, 1997 to $29,063,138 from $29,126,159 recorded in the second quarter of 1996, as management continues to carefully control operating expenses.

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

The Company's commission costs increased 8.4% to $61,060,995 for the second quarter of 1997, compared to $56,326,492 in the second quarter of 1996. For the six months ended June 30, 1997, commission costs increased 8.5% to $116,526,996 from $107,427,883. Commission costs grew faster than the rate of growth in direct and affiliated assumed written premiums of the Exchange due to increased provisions for agent bonuses resulting from improved underwriting profitability in the second quarter of 1997 versus the second quarter of 1996. The growth in premiums written on a quarterly and year-to-date basis were 5.6% and 6.2%, respectively.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs, net of those reimbursed by affiliated companies, totaled $17,578,293 for the three month period ended June 30, 1997, compared to $17,381,218 for the same period in 1996, an increase of 1.1%. Personnel costs fell 1.7% to $34,626,735 for the six months ended June 30, 1997 from $35,239,025 for the respective period in 1996.

Net revenues from the Company's management operations rose 5.8% to $35,378,390 for the three months ended June 30, 1997 compared to $33,444,575 for the same period in 1996. This continued growth in quarterly results contributed to the 4.6% increase in net revenues from management operations for the six months ended June 30, 1997. The gross margin from management operations (net revenue divided by total revenue), of 28.2% in the second quarter of 1997, was consistent with the gross margin reported in the second quarter of 1996.

Analysis of Insurance Operations

The insurance underwriting operations of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which share proportionally in the property/ casualty underwriting results of the Erie Insurance Group, improved during the second quarter of 1997 versus the same period in 1996. In the second quarter of 1997, premiums earned for the Company's property/casualty insurance subsidiaries grew 7.5% to $26,888,265 compared to $25,007,216 for the same period in 1996. Losses, loss adjustment expenses and other underwriting expenses incurred increased at a lesser rate than premiums earned; up 5.4% for the second quarter of 1997 amounting to $27,671,180 compared to $26,264,329 for the prior year's second quarter. The second quarter 1997 underwriting profitability was reduced by the return of first quarter recoveries under the aggregate excess of loss reinsurance arrangement with the Exchange, which amounted to $1,262,112. As a result, the underwriting loss reported in the second quarter of 1997 amounted to $782,915 compared to a loss of $1,257,113 experienced in the second quarter of 1996.

For the six months ended June 30, 1997, the Erie Insurance Company and Erie Insurance Company of New York's underwriting loss was $830,828 compared to a loss of $7,074,269 for the same period in 1996. The severe winter weather in the eastern United States during the first quarter of 1996 was primarily responsible for the increased level of losses in 1996 relative to 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (Continued)



The GAAP combined ratio for the Company's property/casualty insurance operations improved to 101.6% for the six months ended June 30, 1997 compared to a ratio of 114.3% for the same period in 1996. There was also improvement in the GAAP combined ratio during the second quarter of 1997 which was 102.9% down from 105% for the second quarter of 1996. The GAAP combined ratio is the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Catastrophes are an inherent risk of the property/casualty insurance business, which can have a material impact on year-to-year fluctuations in the Company's property/casualty insurance underwriting operating results. The Company experienced two such catastrophes during 1996, with the severe winter weather in the first quarter and Hurricane Fran in the third quarter accounting for $8.1 million of underwriting losses and expenses or approximately $.07 per share, after federal income taxes. No weather-related catastrophes, that were material to the financial position of the Company, occurred in the first six months of 1997. The Company continually reviews its methods for estimating its liability for losses and loss adjustment expenses, which includes an estimate for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes the amount is adequate, the ultimate liability may be in excess of or less than amounts provided.

Analysis of Investment Operations

Revenue from investment operations for the second quarter of 1997 increased by 35.3% to $10,122,680 from $7,483,154 posted in the second quarter of 1996. A 31%
increase in dividend and interest income, $1.4 million of non-recurring realized capital gains on investments and increased income from Erie Family Life, fueled the growth in revenues from investment operations in the second quarter of 1997.

Revenue from investment operations for the six months ended June 30, 1997 increased 36.3% to $19,839,607 from $14,551,684 for the same period in 1996. The Company benefited from its 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company (EFL). This investment is accounted for under the equity method of accounting. Consequently, the Company's investment earnings were a direct result of EFL's net income of $9,014,327 and $7,090,199 at June 30, 1997 and 1996, respectively. The earnings recognized from the investment in EFL increased to $1,949,799 for the six months ended June 30, 1997 from $1,533,509 for the same period in 1996.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investments are also liquid in order to meet the short- and long-term commitments of the Company. At June 30, 1997, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $495 million, or 40%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (Continued)



The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At June 30, 1997, 96.8% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3.2% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum by the Company.

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

At June 30, 1997, the Company's five largest investments in corporate debt securities totaled $19.1 million, none of which individually exceeded $5 million. These investments had a market value of $20 million.


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

The Company's consolidated statements of cash flows indicate that net cash flows provided by operating activities for the six months ended June 30, 1997 and 1996, were $40,178,017 and $55,801,328 respectively. Those statements also classify the other sources and uses of cash by investing activities and financing activities.

Dividends declared to shareholders in the three months ended June 30, 1997 and 1996, totaled $6,411,787 and $5,622,141, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first or second quarter of 1997.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at June 30, 1997 of $4,769,595 and at December 31, 1996 of $2,035,054.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (Continued)




The Company's property/casualty insurance subsidiaries enjoy a strong capital position which is demonstrated in their risk-based capital ratios calculated using the National Association of Insurance Commissioners (NAIC) formula at December 31, 1996. Such calculations indicated that the Company's property/casualty insurance subsidiaries' Total Adjusted Capital was substantially above the Authorized Control Level Risk-Based Capital requirements of the NAIC since their ratios are all in excess of three to one (3:1) at December 31, 1996.

At June 30, 1997 and December  31,  1996,  the  Company's  receivables  from its affiliates totaled $524,431,358 and $478,304,267, respectively. These receivables, primarily due from the Exchange, are a result of the attorney-in-fact management fee, expense reimbursements and the intercompany reinsurance pool and potentially expose the Company to concentrations of credit risk.


OTHER MATTERS

Retirement of Chief Financial Officer

Thomas M. Sider, executive vice president and chief financial officer of the Erie Insurance Group retired from the Company effective June 30, 1997 after 29 years of service. Mr. Sider leaves the company in a position of superior financial strength and will continue on as an advisor to the Company until his replacement is named.


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

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Erie Indemnity Company
                                           (Registrant)


Date:  August 6, 1997                      /s/ Stephen A. Milne
                                           -----------------------------------
                                           Stephen A. Milne, President & CEO


                                           /s/ Philip A. Garcia
                                           ----------------------------------
                                           Philip A. Garcia, Senior Vice
                                             President & Controller