Form 10-Q
period 1997-09-30
ERIE INDEMNITY CO
filed 1997-11-12
CIK 922621

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1997

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of November 1, 1997.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of November 1, 1997.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                                           INDEX

                                                  ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

      Consolidated Statements of Financial Position--September 30, 1997 and December 31, 1996

      Consolidated Statements of Operations--Three and Nine months ended September 30, 1997 and 1996

      Consolidated Statements of Cash Flows--Nine months ended
      September 30, 1997 and 1996

      Notes to Consolidated Financial Statements--September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                                                  ERIE INDEMNITY COMPANY

                            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                           September 30,                  December 31,
                  ASSETS                                                       1997                           1996
                                                                     ---------------------          -------------------
                                                                          (Unaudited)

INVESTMENTS
   Fixed Maturities:
     Available-for-Sale (amortized cost of
       $320,579,035 and $301,093,212,
        respectively)                                                 $        334,052,801          $       310,175,864

   Equity Securities (cost of $132,019,020 and
     $116,070,434, respectively)                                               161,246,024                  131,618,139
   Real Estate Mortgage Loans                                                    8,383,188                    7,293,651
   Other Invested Assets                                                         7,563,875                    7,010,019
                                                                      --------------------          -------------------

        Total Investments                                             $        511,245,888          $       456,097,673

   Cash and Cash Equivalents                                                    53,583,025                   18,719,624
   Equity in Erie Family Life
     Insurance Company                                                          33,002,445                   28,686,137
   Accrued Interest and Dividends                                                6,725,519                    5,570,033
   Premiums Receivable from Policyholders                                      108,399,350                  103,847,320
   Reinsurance Recoverable, Non-affiliates                                         121,360                      163,691
   Deferred Policy Acquisition Costs                                            10,608,076                    9,540,998
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            514,081,209                  478,304,267
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000                   15,000,000
   Agent Loans                                                                   8,086,475                    7,945,946
   Prepaid Expenses                                                             11,118,059                    6,957,026
   Property and Equipment                                                        9,774,985                    9,841,538
   Prepaid Federal Income Taxes                                                    161,265                    4,056,974
   Other Assets                                                                  8,116,022                    5,907,978
                                                                     ---------------------        ---------------------

        Total Assets                                                 $       1,290,023,678        $       1,150,639,205
                                                                     =====================        =====================



                                                   (Continued)

See Notes to Consolidated Financial Statements.

                                                  ERIE INDEMNITY COMPANY

                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                         September 30,                December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          1997                         1996
                                                                     ---------------------         --------------------
                                                                     (Unaudited)

LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                        $         410,286,956        $         386,425,019
   Unearned Premiums                                                           229,974,386                  216,938,069
   Accounts Payable                                                              6,295,080                    6,034,486
   Accrued Commissions                                                          83,638,591                   75,518,593
   Accrued Payroll and Payroll Taxes                                             6,327,269                    5,268,275
   Accrued Vacation and Sick Pay                                                 7,159,830                    7,435,360
   Deferred Compensation                                                         1,791,530                    1,587,570
   Deferred Income Taxes                                                         9,292,578                    2,035,054
   Dividends Payable                                                             6,411,787                    6,411,788
   Benefit Plans Liability                                                       7,566,419                    7,226,300
                                                                     ---------------------        ---------------------

          Total Liabilities                                          $         768,744,426        $         714,880,514
                                                                     ---------------------        ---------------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
        per share; authorized 74,996,930 shares;
        issued and outstanding 67,032,000 shares                                 1,955,100                    1,955,100
     Class B Common, stated value $70.00
        per share; authorized 3,070 shares;
        Issued and outstanding 3,070 shares                                        214,900                      214,900
   Additional Paid-In Capital                                                    7,830,000                    7,830,000
   Net Unrealized Gain on Available-for-Sale
     Securities (net of deferred taxes)                                         31,463,577                   17,490,491
   Retained Earnings                                                           479,815,675                  408,268,200
                                                                     ---------------------        ---------------------

          Total Shareholders' Equity                                 $         521,279,252        $         435,758,691
                                                                     ---------------------        ---------------------

          Total Liabilities and
          Shareholders' Equity                                       $       1,290,023,678        $       1,150,639,205
                                                                     =====================        =====================






See Notes to Consolidated Financial Statements.

                              ERIE INDEMNITY COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30                            September 30
                                                       -------------------------------------- --------------------------------------
MANAGEMENT OPERATIONS                                             1997               1996              1997                 1996

  Management Fee Revenue                              $      122,875,909  $      115,620,834  $     360,124,010   $     341,331,890
  Service Agreement Revenue                                    1,830,528           1,333,576          4,158,813           3,765,021
  Other Operating Revenue                                        352,841             312,324          1,414,073             931,655
                                                      ------------------  ------------------  -----------------   -----------------

    Total Revenues from Management Operations                125,059,278         117,266,734        365,696,896         346,028,566

  Cost of Management Operations                               88,596,644          81,549,000        262,182,313         246,178,301
                                                      ------------------  ------------------  -----------------   -----------------

    Net Revenues From
    Management Operations                                     36,462,634          35,717,734        103,514,583          99,850,265
                                                      ------------------  ------------------  -----------------   -----------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                             27,099,189          25,740,991         79,838,028          75,300,404

  Losses and Loss Adjustment Expenses Incurred                19,790,114          21,286,647         59,015,371          64,100,588
  Policy Acquisition and Other
    Underwriting Expenses                                      7,608,033           7,171,992         21,952,443          20,991,733
                                                      ------------------  ------------------  -----------------   -----------------

    Total Losses and Expenses                                 27,398,147          28,458,639         80,967,814          85,092,321
                                                      ------------------  ------------------  -----------------   -----------------

    Underwriting Loss                                          ( 298,958)         (2,717,648)        (1,129,786)         (9,791,917)
                                                       -----------------  ------------------   ----------------   -----------------

INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                                     1,195,419             982,370          3,145,218           2,515,879
  Interest and Dividends                                       8,426,271           6,549,490         23,818,995          18,483,504
  Realized Gain on Investments                                 2,205,947           2,281,202          4,703,031           3,365,363
                                                      ------------------  ------------------  -----------------   -----------------

    Revenue from Investment Operations                        11,827,637           9,813,062         31,667,244          24,364,746
                                                      ------------------  ------------------  -----------------   -----------------

    Income Before Income Taxes                                47,991,313          42,813,148        134,052,041         114,423,094

  Provision for Income Taxes                                  15,863,037          13,626,362         43,269,202          35,271,887
                                                      ------------------  ------------------  -----------------   -----------------

    Net Income                                        $       32,128,276  $       29,186,786  $      90,782,839   $      79,151,207
                                                      ==================  ==================  =================   =================

    Net Income per Share                              $             0.43  $             0.39  $            1.22   $            1.06
                                                      ==================  ==================  =================   =================

  Dividends Declared per Share:

    Class A non-voting Common                         $            0.095  $           0.0833  $            0.29   $            0.25
                                                      ------------------  ------------------  -----------------   -----------------
    Class B Common                                    $            14.25  $            12.50  $           42.75   $           37.50
                                                      ------------------  ------------------  -----------------   -----------------

See Notes to Consolidated Financial Statements.

                                ERIE INDEMNITY COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           Nine Months Ended   Nine Months Ended
                                                                          September 30, 1997  September 30, 1996
                                                                         -------------------  ------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                   $ 90,782,839  $      79,151,207
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                 1,366,444            889,914
     Deferred income tax expense                                                   1,099,882          1,026,328
     Realized gain on investments                                                 (4,703,031)        (3,365,363)
     Amortization of bond discount                                                  (103,771)          (194,091)
     Undistributed earnings of Erie Family Life                                   (2,317,438)        (1,493,955)
     Increase (decrease) in deferred compensation                                    203,960           (289,700)
     Increase in accrued interest and dividends                                   (1,155,486)          (986,620)
     Increase in receivables                                                     (40,286,641)       (45,966,612)
     Increase in policy acquisition costs                                         (1,067,078)          (872,119)
     Increase in prepaid expenses and
       other assets                                                                 (942,328)        (2,475,008)
     Increase (decrease) in accounts payable and
       accrued expenses                                                            1,384,177         (1,032,427)
     Decrease (increase) in prepaid federal income taxes                           3,895,709         (1,263,913)
     Increase in prepaid pension                                                  (5,357,160)        (1,377,002)
     Increase in accrued commissions                                               8,119,998          4,536,639
     Increase in loss reserves                                                    23,861,937         25,578,778
     Increase in unearned premiums                                                13,036,317         23,466,555
                                                                               -------------       ------------

       Net cash provided by operating
         activities                                                             $ 87,818,330  $      75,332,611

     CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of investments:
       Fixed maturities                                                          (50,847,456)       (87,014,797)
       Equity securities                                                         (47,168,709)       (48,633,780)
       Mortgage loans                                                             (1,183,667)        (1,968,775)
       Other invested assets                                                        (860,241)        (3,094,093)
     Sales/maturities of investments:
       Fixed maturities                                                           27,946,620         31,889,829
       Equity securities                                                          39,449,450         17,481,773
       Mortgage loans                                                                 94,319             44,817
       Other invested assets                                                               0          1,209,545
     Net gain on other invested assets                                               290,538                  0
     Purchase of property and equipment                                              (34,469)          (561,281)
     Purchase of computer software                                                (1,265,422)          (479,332)
     Loans to Agents                                                              (1,043,025)          (815,178)
     Collections on Agent loans                                                      902,497            813,461
                                                                               -------------       ------------

         Net cash used in investing activities                             $     (33,719,565)  $    (91,127,811)

                                                                                                              (Continued)

See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY


                                                                           Nine Months Ended     Nine Months Ended
                                                                           September 30, 1997    September 30, 1996
                                                                           ------------------    ------------------

CASH FLOW FROM FINANCING ACTIVITIES

   Dividends paid to shareholders                                          $   (19,235,364)      $   (16,873,124)
                                                                           ---------------       ---------------

       Net cash used in financing activities                               $   (19,235,364)      $   (16,873,124)
                                                                           ---------------       ---------------

   Net decrease in cash and cash equivalents                                    34,863,401           (32,668,324)

   Cash and cash equivalents at beginning of period                             18,719,624            56,856,983
                                                                           ---------------        --------------

   Cash and cash equivalents at end of period                              $    53,583,025        $   24,188,659
                                                                           ===============        ==============


Supplemental disclosures of cash flow information:
Cash paid during the nine months ended September 30, 1997 and 1996 for income taxes was $39,920,994 and $37,543,743, respectively.
















See Notes to Consolidated Financial Statements.

                                                     ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

The following is a summary of available-for-sale securities:

                          Available-for-Sale Securities

                                                                   Gross                Gross
                                             Amortized          Unrealized            Unrealized          Fair
(In Thousands)                                  Cost               Gains                 Losses           Value

September 30, 1997
U.S. Government                         $      11,997        $        262         $        10       $      12,249
Foreign Governments                             1,989                   2                  22               1,969
Obligations of States
  and Political Subdivisions                   36,418               2,491                   2              38,907
Special Revenue                               117,384               6,458                   6             123,836
Public Utilities                                7,173                 136                   0               7,309
Industrial and Miscellaneous                  145,618               4,385                 220             149,783
                                        -------------        ------------         -----------       -------------
   Total Fixed Maturities               $     320,579        $     13,734         $       260       $     334,053
                                        -------------        ------------         -----------       -------------

Common Stock                            $      53,107        $     29,003         $     5,137       $      76,973
Preferred Stock                                78,912               5,391                  30              84,273
                                        -------------        ------------         -----------       -------------
   Total Equity Securities              $     132,019        $     34,394         $     5,167       $     161,246
                                        -------------        ------------         -----------       -------------
                                        $     452,598        $     48,128         $     5,427       $     495,299
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
                                         =============        ============         ===========       =============


Deferred income taxes increased by $6,158,000 at September 30, 1997 and increased by $965,000 at December 31, 1996 related to the change in unrealized gains (losses) on available-for-sale securities.

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


NOTE D -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:


                                                                              Nine Months Ended            Nine Months Ended
                                                                             September 30, 1997           September 30, 1996

Revenues                                                                     $       67,366,531           $       59,279,149
Benefits and expenses                                                                44,725,322                   41,842,146
                                                                             ------------------           ------------------
Income before income taxes                                                           22,641,209                   17,437,003
Income taxes                                                                          8,100,211                    5,804,800
                                                                             ------------------           ------------------
Net income                                                                   $       14,540,998           $       11,632,203
                                                                             ==================           ==================

Dividends paid to shareholders                                               $        3,732,756           $        3,433,504
                                                                             ==================           ==================

Net unrealized (depreciation) appreciation on
  investment securities, net of deferred taxes                               $       17,662,865           $          681,612
                                                                             ==================           ==================


NOTE E -- NOTE RECEIVABLE FROM EFL

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. At September 30, 1997, EFL paid the Company interest in the amount of $483,750.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


OPERATING RESULTS

Financial Overview

Consolidated net income rose by 10.1% for the third quarter of 1997 to $32,128,276, or $.43 per share, from $29,186,786 or $.39 per share, for the third quarter of 1996. The growth in third quarter net income was driven by improvement in all the Company's principle operating segments. Gains made in the Company's management and investment operations were further supported by a reduction in underwriting losses during the third quarter.

For the nine months ended September 30, 1997, consolidated net income increased 14.7% to $90,782,839 or $1.22 per share, from $79,151,207 or $1.06 per share earned for the same period in 1996. Management operations improved as management fee revenue continued to grow. Insurance underwriting operations improved considerably from the storm-influenced results experienced during the first nine months of 1996. Revenue from investment operations also grew at a healthy pace, as the Company's cash flow was invested for higher returns and increased non-recurring realized capital gains continue to be recognized during 1997.


RESULTS OF OPERATIONS

Analysis of Management Operations

For the third quarter 1997 management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), rose 6.3% to $122,875,909 in the three months ended September 30, 1997 from $115,620,834 for the third quarter 1996. Management fee revenue increased 13.4% to $360,124,010 in the first nine months of 1997 compared to $341,331,890 for the same period in 1996.

The rate of growth in the management fee revenue was the same as the rate of growth in the direct and affiliated assumed premium written of the Exchange on which the management fee revenue is based, as the management fee rate charged in the third quarter of 1997 and 1996 was 24%. The direct and affiliated assumed premium in the Exchange's core lines of insurance, with the exception of workers' compensation, grew by 8% for the third quarter 1997 versus the same period in 1996. The Exchange's overall premium growth was negatively influenced by the rate reduction in Pennsylvania workers' compensation insurance driven by recent Pennsylvania workers' compensation legislative reforms.

Service agreement revenue totaled $1,830,528 for the third quarter of 1997 compared to $1,333,576 for the third quarter of 1996, an increase of 37.3%. Included in these amounts are management fees charged by the Company for services provided related to the nonaffiliated reinsurance assumed business of the Exchange for which the Company receives a 7% service fee. These fees totaled $1,369,329 for the third quarter of 1997 and $1,333,576 for the same period in 1996. Also included in service agreement revenue for the third quarter of 1997 is a portion of service charges collected from policyholders of the Exchange, which amounted to $461,199. Beginning

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


September 1, 1997 the Company was reimbursed by the Exchange a portion of the service charges the Exchange collected from policyholders as reimbursement for the costs incurred by the Company in providing extended payment terms on policies written by the Exchange.

The cost of management operations grew 8.6% for the third quarter of 1997 to $88,596,644 from $81,549,000 during the third quarter of 1996. The cost of management operations excluding commission costs, rose 1.1% for the three months ended September 30, 1997 to $28,036,087 from $27,734,696 recorded in the third quarter of 1996 as productivity improvements and modest growth in operating costs continued.

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

The Company's commission costs increased 12.5% to $60,560,557 for the third quarter of 1997, compared to $53,814,304 in the third quarter of 1996. For the nine months ended September 30, 1997, commission costs increased 9.8% to $177,087,553 from $161,242,187. Commission costs grew faster than the rate of growth in direct and affiliated assumed written premiums of the Exchange due to increased provisions for agent bonuses resulting from improved profitability in the third quarter of 1997 versus the third quarter of 1996. The growth in premiums written on a quarterly and year-to-date basis were 6.3% and 6.2%, respectively.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs, net of those reimbursed by affiliated companies, totaled $17,188,596 for the three month period ended September 30, 1997, compared to $16,227,238 for the same period in 1996, an increase of 5.9%. Personnel costs rose .1% to $51,815,332 for the nine months ended September 30, 1997 from $51,466,263 for the respective period in 1996.

Net revenues from the Company's management operations rose 2.1% to $36,462,634 for the three months ended September 30, 1997 compared to $35,717,734 for the same period in 1996. This continued growth in quarterly results contributed to the 3.7% increase in net revenues from management operations for the nine months ended September 30, 1997. The gross margin from management operations (net revenue divided by total revenue), of 29.2% in the third quarter of 1997, was consistent with the gross margin reported in the third quarter of 1996.


Analysis of Insurance Operations

The insurance underwriting operations of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which share proportionally in the property/ casualty underwriting results of the Erie Insurance Group, improved during the third quarter of 1997 versus the same period in 1996. In the third quarter of 1997, premiums earned for the Company's property/casualty insurance subsidiaries grew 5.3% to $27,099,189 compared to $25,740,991 for the same period in 1996. Losses, loss adjustment expenses and other underwriting expenses incurred

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


decreased by 3.7% for the third quarter of 1997 to $27,398,147 compared to $28,458,639 for the prior year's third quarter. Underwriting losses in the third quarter of 1997 were positively affected by milder weather conditions in the majority of our operating territories. In the third quarter of 1996, insurance underwriting operations were negatively affected by continued loss development related to the severe winter storms of 1996 as well as losses from Hurricane Fran, which struck North Carolina in September 1996. As a result of growth in premiums earned and a decline in losses, the underwriting loss for the third quarter of 1997 narrowed to $298,958 compared to a third quarter 1996 loss of $2,717,648.

For the nine months ended September 30, 1997, the Erie Insurance Company and Erie Insurance Company of New York's underwriting loss was $1,129,786 compared to a loss of $9,791,917 for the same period in 1996.

The GAAP combined ratio for the Company's property/casualty insurance operations improved to 101.4% for the nine months ended September 30, 1997 compared to a ratio of 113.0% for the same period in 1996. There was also improvement in the GAAP combined ratio during the third quarter of 1997 which was 101.1%, down from 110.6% for the third quarter of 1996. The GAAP combined ratio is the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Catastrophes are an inherent risk in the property/casualty insurance business and can have a material impact on the Company's property/casualty insurance underwriting operating results. The Company experienced two catastrophes during 1996, with severe winter weather in the first quarter and Hurricane Fran in the third quarter accounting for $8.1 million of underwriting losses and expenses or approximately $.07 per share, after federal income taxes. No weather-related catastrophes, that were material to the financial position of the Company, occurred in the first nine months of 1997. The Company continually reviews its methods for estimating its liability for losses and loss adjustment expenses, which includes an estimate for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes the amount is adequate, the ultimate liability may be in excess of or less than amounts provided.

Analysis of Investment Operations

Revenue from investment operations for the third quarter of 1997 increased by 20.5% to $11,827,637 from $9,813,062 posted in the third quarter of 1996. A 28.7% increase in dividend and interest income, $2.2 million of non-recurring realized capital gains on investments and increased income from Erie Family Life, fueled the growth in revenues from investment operations in the third quarter of 1997.

Revenue from investment operations for the nine months ended September 30, 1997 increased 30% to $31,667,244 from $24,364,746 for the same period in 1996. The Company benefited from its 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company (EFL). This investment is accounted for under the equity method of accounting. Consequently, the Company's investment earnings were a direct result of EFL's net income of $14,540,998 and $11,632,203 at September 30, 1997 and 1996, respectively. The earnings recognized from the investment in EFL increased to $3,145,218 for the nine months ended September 30, 1997 from $2,515,879 for the same period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investments are also liquid in order to meet the short- and long-term commitments of the Company. At September 30, 1997, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $549 million, or 42.6%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At September 30, 1997, 96.8% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3.2% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum by the Company.

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

At September 30, 1997, the Company's five largest investments in corporate debt securities totaled $19.1 million, none of which individually exceeded $5 million. These investments had a market value of $20 million.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's consolidated statements of cash flows indicate that net cash flows provided by operating activities for the nine months ended September 30, 1997 and 1996, were $87,818,330 and $75,332,611 respectively. Those statements also classify the other sources and uses of cash by investing activities and financing activities.

Dividends declared to shareholders in the three months ended September 30, 1997 and 1996, totaled $6,411,787 and $5,624,420, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first nine months of 1997.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at September 30, 1997 of $9,292,578 and at December 31, 1996 of $2,035,054.

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

At September 30, 1997 and December 31, 1996, the Company's receivables from its affiliates totaled $514,081,209 and $478,304,267, respectively. These receivables, primarily due from the Exchange, are a result of the attorney-in-fact management fee, expense reimbursements and the intercompany reinsurance pool and potentially expose the Company to concentrations of credit risk.


OTHER MATTERS

New Chief Financial Officer Appointed

Philip A. Garcia, CPA, FLMI, ACS, was named executive vice president and chief financial officer on October 1, 1997. Mr. Garcia has been with the Company for the past 17 years and had been senior vice president and controller since September 1993.


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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Erie Indemnity Company
                                  (Registrant)


Date  11/06/97
                                                /s/ Jan R. Van Gorder
                                   (Jan R. Van Gorder, Executive Vice President,
                                              Secretary & General Counsel)


                                               /s/ Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)