Form 10-K
period 1997-12-31
ERIE INDEMNITY CO
filed 1998-03-26
CIK 922621

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
                       (NO FEE REQUIRED)
For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and(2) has been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 67,032,000 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 28, 1998.

                   DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1997 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.
2. Portions of the Registrant's proxy statement relating to the annual meeting of shareholders to be held April 28, 1998 are incorporated by reference into Part III of this Form 10-K Report.

                                     INDEX

     PART        ITEM NUMBER AND CAPTION                            PAGE

     I           Item  1.  Business                                   3

     I           Item  2.  Properties                                 14

     I           Item  3.  Legal Proceedings                          14

     I           Item  4.  Submission of Matters to a
                           Vote of Security Holders                   14

     II          Item  5.  Market for Registrant's Common Equity
                           and Related Shareholder Matters            15

     II          Item  6.  Selected Consolidated Financial Data       15

     II          Item  7.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                              15

     II          Item  8.  Financial Statements and Supplementary
                           Data                                       15

     II          Item  9.  Changes In and Disagreements With
                           Accountants on Accounting and Financial
                           Disclosures                                15

     III         Item 10.  Directors and Executive Officers
                           of the Registrant                          16

     III         Item 11.  Executive Compensation                     18

     III         Item 12.  Security Ownership of Certain
                           Beneficial Owners and Management           18

     III         Item 13.  Certain Relationships and Related
                           Transactions                               18

     IV          Item 14.  Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                    21

                                 PART I


Item 1.   Business


               Erie Indemnity Company (the "Company") is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for Erie Insurance
Exchange (the "Exchange"), a Pennsylvania-domiciled reciprocal insurance exchange. The Company's principal business activity consists of management of the Exchange, and management fees received from the Exchange accounted for approximately 75.8% of the Company's consolidated revenues in 1997. The
Company is also engaged in the property/casualty insurance business through its wholly-owned subsidiaries, Erie Insurance Company (Erie Insurance Co.), Erie Insurance Company of New York (Erie NY) and Erie Insurance Property & Casualty Company (Erie P&C) and through its management of Flagship City Insurance Company (Flagship), a subsidiary of the Exchange. In addition, the Company holds investments in both affiliated and unaffiliated entities, including a 21.6% common stock interest in Erie Family Life Insurance Company (EFL), an affiliated life insurance company, accounted for under the equity method of accounting. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively under the name "Erie Insurance Group". See the chart on the following page which details the organization of the Erie Insurance Group.

               As of December 31, 1997, the Company had 3,237 full-time employees. Of that total, 1,577 full-time employees provide claims-specific services exclusively for the Exchange and 81 full-time employees perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for these services. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Management Operations

               The Exchange, which commenced operations in 1925, underwrites a broad line of personal and commercial property and casualty insurance coverages, including automobile, homeowners, commercial multi-peril and workers' compensation. Erie Insurance Co. was organized in 1972 as a stock casualty insurance company to supplement the lines of business written by the Exchange, and was acquired by the Company from the Exchange as of December 31, 1991. Since January 1, 1992, Erie Insurance Co. and the Exchange have participated in an intercompany reinsurance pool whereby the parties share proportionately in the results of the property/casualty insurance operations conducted by Erie Insurance Co. and the Exchange. Effective January 1, 1995, Erie NY began participating in this intercompany reinsurance pool whereby Erie Insurance Co. maintained its 5% participation in the pool and Erie NY assumed a .5% participation in the pool thus reducing the Exchange's participation in the pool from 95% to 94.5% at that date. Flagship was organized in 1992 as a stock casualty insurance company to conduct the Exchange's residual automobile market business. Erie P&C was organized in 1993 to conduct Erie Insurance Group's business in West Virginia and to write workers' compensation insurance in Pennsylvania. Erie NY was purchased in 1994 to conduct Erie Insurance Group's business in New York State together with Erie Insurance Company. At December 31, 1997, the Erie Insurance Group conducted business in nine states and the District of Columbia through approximately 1,097 agencies with approximately 4,995 agents, respectively.

CORPORATE ORGANIZATION CHART

ERIE INDEMNITY COMPANY - Incorporated:  April 17, 1925 (PA)
        Total Capital Stock: 75,000,000 @ no par value (74,996,930 shares Class A, 3,070,shares Class B)
        Shares Outstanding:  67,032,000 (Class A), 3,070 (Class B)

ERIE INSURANCE EXCHANGE - Began Operation:  April 20, 1925
        (A reciprocal Insurance Exchange)

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

ERIE INSURANCE PROPERTY & CASUALTY COMPANY - Incorporated January 19, 1993 (PA)
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


The Erie Indemnity Company is the Attorney-in-Fact for the Erie Insurance Exchange. EI Holding Corp., EI Service Corp., Erie Insurance Company and Erie Insurance Property & Casualty Company are owned 100% by the Erie Indemnity Company. The Erie Insurance Company of New York is 100% owned by the Erie Insurance Company. The Flagship City Insurance Company is 100% owned by the Erie Insurance Exchange. The Erie Indemnity Company owns 21.6% of the outstanding stock of the Erie Family Life Insurance Company while the Erie Insurance Exchange owns 52.2% of the outstanding stock of the Erie Family Life Insurance Company.

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

               The  property/casualty   insurers  managed  by  the  Company  are
licensed to do business in 15 states and in the District of Columbia, and at December 31, 1997 operated in nine states and the District of Columbia. Erie Insurance Group's business consists primarily of private passenger automobile, homeowners, commercial multi-peril, workers compensation and commercial automobile insurance business written in Pennsylvania, Ohio, West Virginia, Maryland and Virginia.

               The Company, in managing the property/casualty insurers of the Erie Insurance Group, has followed several strategies which the management of the Company believes have resulted in underwriting results which are better than those of the property and casualty industry in general. The principal strategies employed by the Company in managing these insurers are:

               o An underwriting philosophy and product mix designed to produce an Erie Insurance Group-wide underwriting profit, i.e., a combined ratio of less than 100%, through careful risk selection and adequate pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices.

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

Life Insurance Operations

               EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life and individual and group annuity products in eight states and the District of Columbia. At December 31, 1997, on a Generally Accepted Accounting Principles (GAAP) basis, EFL had assets of $833 million and shareholders' equity of $160 million. At December 31, 1997, of EFL's total liabilities of $672 million, insurance and annuity reserves accounted for $623 million and a note payable to the Company amounted to $15 million. Of EFL's investment portfolio of $703 million at December 31, 1997, available-for-sale securities accounted for $679 million, real estate was $2 million, policy loans were $5 million, mortgage loans accounted for $10 million and other invested assets were $7 million.

Financial Information About Industry Segments

               Reference is made to Note 13 of the Notes to the Consolidated Financial Statements included in the Annual Report, page 41 for information as to revenues, net income and identifiable assets attributable to the three business segments (management operations, property/casualty insurance operations and life insurance operations) in which the Company is engaged.


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

              See "Selected Market and Geographic Information" contained on page 28 of the Annual Report for direct premiums written by jurisdiction and line of business in addition to statutory loss and loss adjustment expense ratios by line of business for the Company's wholly-owned subsidiaries.

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

                                               Year Ended
                                               December 31,
                                             1997      1996

GAAP combined ratio......................... 102.1%    111.4%
                                             ======    ======
Statutory operating ratios:
  Loss ratio................................  74.1      83.3
  Expense ratio.............................  26.6      26.4
  Dividend ratio............................   0.9       1.0
                                             -----     -----
  Statutory combined ratio.................. 101.6%    110.7%
                                             ======    ======
Industry statutory combined ratio(1)........ 101.8%    105.8%
                                             ======    ======
---------------

(1)  Source:  A.M. Best


               For the calendar years 1997 and 1996, the Company incurred underwriting losses from its insurance underwriting operations in the amount of $2,259,425, and $11,579,211, respectively. Underwriting results were favorably impacted by mild weather conditions and a lack of significant catastrophe losses in the Company's operating territories in 1997. The 1996 underwriting results of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, were impacted negatively by severe winter weather in the first quarter of 1996 and catastrophe losses experienced from Hurricane Fran in the eastern United States, particularly North Carolina, and other storm-related catastrophe losses elsewhere in our operating territories during the third quarter of 1996. Losses resulting from these catastrophes were about $8.1 million in 1996 or about $.07 per share, after federal income taxes. The majority of these losses were property losses on homeowners and commercial property lines of business.

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

              The following table sets forth the development of reserves for unpaid losses and loss adjustment expenses for the business of the Company's property/casualty subsidiaries on a GAAP basis for 1993, 1994, 1995, 1996 and 1997.

                                          Year Ended December 31,
                                          1997           1996            1995           1994          1993
                                        --------       --------       ---------       --------      --------
                                             (in thousands)

Reserve for unpaid
 losses and loss
 adjustment expense..................   $413,409       $386,425        $357,334       $344,824      $353,939
                                        ========
Liability as of:
 One year later......................                   395,308         351,684        327,283       323,996
                                                        -------
 Two years later.....................                                   363,273        332,821       322,883
                                                                        -------
 Three years later...................                                                  351,721       332,771
                                                                                       -------
 Four years later.....................                                                               350,787
                                                                                                     -------
Cumulative deficiency
 (excess)     ........................                    8,883           5,939          6,897      (  3,152)
                                                          =====           =====          =====       =======
Cumulative amount of
 liability paid through:
  One year later......................                 $142,425        $132,649       $134,044      $140,667
                                                       ========        ========       ========      ========
  Two years later.....................                                 $200,171       $200,024      $214,818
                                                                       ========       ========      ========
  Three years later...................                                                $233,545      $247,339
                                                                                      ========      ========
  Four years later....................                                                              $264,557
                                                                                                    ========

              See Note 8 of the Notes to Consolidated Financial Statements contained in the Annual Report page 39 for discussion of the development of such reserves and activity contained in the unpaid loss and loss adjustment expense reserves for the three years ended December 31, 1997, 1996 and 1995.

Reinsurance

              Reference is made to Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report page 40 incorporated herein by reference for a complete discussion of the reinsurance transactions involving the Company and its affiliates.


                          Erie Insurance Group
                       Intercompany Reinsurance Chart
                          As of December 31, 1997


Source of Business:

The Erie Insurance Company, Erie Insurance Company of New York, Flagship City Insurance Company and Erie Insurance Property & Casualty Company cede 100% of their business to the Erie Insurance Exchange. This is considered the group's Intercompany Reinsurance pool of business.

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

              The states in which the property/casualty insurers managed by the Company operate have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessments, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The property/ casualty insurers managed by the Company have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. During the five years ended December 31, 1997, the amount of such insolvency assessments paid by the property/casualty insurers managed by the Company was not material.

              Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Company's property/ casualty insurance subsidiaries can pay to the Company. The limitations are fully described and reference is made herein to Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report, pages 40 and 41 incorporated by reference.

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

                                                                     Net Income
                                                                     Year Ended
                                                                    December 31,
                                                      ------------------------------------
                                                        1997                         1996
                                                      -------                      -------
                                                                   (in thousands)

SAP amounts..................................         $ 8,446                      $ 1,806
Adjustments:
  Deferred policy acquisition
   costs.....................................             742                          529
  Deferred income taxes......................           1,409                          677
  Federal alternative minimum
   tax credit recoverable....................          (1,815)                           0
  Salvage and subrogation....................              94                         (104)
  Incurred premium adjustment................            (742)                        (529)
  Amortization of goodwill...................               0                         (619)
  Bad debt write-offs -
   prior period..............................             (78)                           0
  Consolidating eliminations
   and adjustments...........................               0                           (1)
                                                      -------                      -------
GAAP amounts.................................         $ 8,056                      $ 1,759
                                                      =======                      =======


                                                             Shareholders' Equity
                                                               As of December 31,
                                                       1997             1996         1995
                                                      -------         -------      -------
                                                         (in thousands)

SAP amounts..................................         $60,628         $53,154      $51,179
Adjustments:
  Deferred policy acquisition
   costs.....................................          10,284           9,541        9,012
  Deferred income taxes......................           5,998           4,478        3,847
  Salvage and subrogation....................           2,957           2,863        2,967
  Statutory reserves.........................           1,823               0            1
  Incurred premium adjustment................         (10,284)         (9,541)      (9,012)
  Unrealized gains net of
   deferred taxes............................           6,697           3,005        4,584
  Amortization of goodwill...................               0            (619)        (104)
  Federal alternative minimum
   tax credit recoverable....................          (1,815)              0            0
  Consolidating eliminations
   and adjustments...........................               8              50          192
                                                      -------         -------      -------
GAAP amounts.................................         $76,296         $62,931      $62,666
                                                      =======         =======      =======


                Pennsylvania imposes minimum risk-based capital requirements for property/casualty insurance companies as developed by the NAIC. A full description of these requirements is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Regulatory Risk-Based Capital" on page 24 of the Annual Report incorporated herein by reference.

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

Item 2.  Properties

                The  Company  and  its   subsidiaries,   the  Exchange  and  its
subsidiaries   and  EFL  share  a  corporate   home  office   complex  in  Erie,
Pennsylvania. The complex contains 545,880 square feet, and is owned by the Exchange. At December 31, 1997, the Company also operated 19 field offices in eight states. Of these offices, 15 provide both agency support and claims services and are referred to as "Branch Offices", while the remaining four provide only claims services and are considered "Claims Offices".

                The Company owns three of its field offices. Three other offices are owned by and leased from the Exchange. The rent for the home office and the three field offices paid to the Exchange totaled $11,288,401 in 1997. One office is owned by and leased from EFL at an annual rental in 1997 of $423,120. The remaining ten offices are leased from various unaffiliated parties at an aggregate annual rental in 1997 of approximately $1,226,383. The Company is reimbursed by its affiliates for a percentage of the rent for office space used by its affiliates, which reimbursement was approximately 47% in 1997.


Item 3.  Legal Proceedings

                The Registrant is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                              PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

                Reference is made to "Market Price of and Dividends on the Common Equity and Related Shareholder Matters" on page 44 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference, for information regarding the high and low sales prices for the registrant's stock and additional information regarding such stock of the Company.

                As  of  February  27,  1998,  there  were  approximately   1,349
beneficial shareholders of the Company's Class A non-voting common stock and 27 beneficial shareholders of the Company's Class B voting common stock.


Item 6.  Selected Consolidated Financial Data

             Reference is made to "Selected Consolidated Financial Data" on page 15 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 27 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

            Reference is made to the "Consolidated Financial Statements" included on pages 30 through 33 and to the "Quarterly Financial Data" contained in the Notes to Consolidated Financial Statements on page 41 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

            None.

                             PART III


Item 10.  Directors and Executive Officers of the Registrant

            (a) The answer to this item, with respect to directors of the Registrant, is incorporated by reference to pages 6 through 9 of the Company's proxy statement relating to the annual meeting of shareholders to be held on April 28, 1998.

            (b) Certain information as to the executive officers of the Company is as follows:

                                        Age        Principal Occupation for Past
                                       as of       Five Years and Positions with
    Name                              12/31/97     Erie Insurance Group
President & Chief Executive Officer

Stephen A. Milne                          49       President, Chief Executive Officer and a Director of the
                                                   Company, EFL and Erie Insurance Co. since February 12, 1996 and
                                                   President and Chief Executive Officer of Flagship, Erie P&C,
                                                   and Erie NY since March 19, 1996; Executive Vice President -
                                                   Insurance Operations of the Company, Erie Insurance Co.,
                                                   Flagship, Erie P&C, and Erie NY January 11, 1994 - February 12,
                                                   1996. Owner, Bennett-Damascus Insurance Agency March
                                                   1991-December 31, 1993; Senior Vice President-Agency Division,
                                                   the Company, EFL, and Erie Insurance Co. 1988 - 1991; Director
                                                   Flagship and Erie P&C 1996 - present; Director, Erie NY 1994 -
                                                   present.

Executive Vice Presidents

Jan R. Van Gorder, Esq.                   50       Senior Executive Vice President, Secretary and General Counsel
                                                   of the Company, EFL and Erie Insurance Co. since 1990, and of
                                                   Flagship and Erie P&C since 1992 and 1993, respectively, and of
                                                   Erie NY since April, 1994; Senior Vice President, Secretary and
                                                   General Counsel of the Company, EFL and Erie Insurance Co. for
                                                   more than five years prior thereto; Director, the Company, EFL,
                                                   Erie Insurance Co., Erie NY, Flagship and Erie P&C.

Philip A. Garcia                          41       Executive Vice President and Chief Financial Officer since
                                                   October 2, 1997;  Director, the Erie NY, Flagship and Erie P&C;
                                                   Senior Vice President and Controller 1993 - 1997; Vice
                                                   President 1988 - 1993.




                                        Age        Principal Occupation for Past
                                       as of       Five Years and Positions with
    Name                              12/31/97     Erie Insurance Group

Senior Vice Presidents
John C. Bender                            52       Senior Vice President since 1992; Vice President 1983 - 1992

Eugene C. Connell                         43       Senior Vice President since 1990; Vice President 1988 - 1990


Dennis M. Geib                            54       Senior Vice President since 1990; Vice President 1986 - 1990

Elaine A. Lamm                            59       Senior Vice President since 1990; Vice President 1988 - 1990

George R. Lucore                          47       Senior Vice President since March, 1995;
                                                   Regional Vice President 1993 - March, 1995;
                                                   Assistant Vice President 1988 - 1993

Jeffrey A. Ludrof                         38       Senior Vice President since 1994;
                                                   Regional Vice President 1993 - 1994;
                                                   Assistant Vice President 1989 - 1993

David B. Miller                           43       Senior Vice President since August 1996;
                                                   Independent Insurance Agent 1991 - 1996;
                                                   Vice President 1989 - 1991

Timothy G. NeCastro                       37       Senior Vice President and Controller since November 10, 1997;
                                                   Department Manager Internal Audit November 1996 - 1997

James R. Roehm                            49       Senior Vice President since 1991; Vice President 1987 - 1991

Douglas F. Ziegler                        47       Senior Vice President, Treasurer and Chief Investment Officer
                                                   since 1993; Vice President and Managing Director of Treasury
                                                   Administration 1988 - 1993

Regional Vice Presidents
B. Crawford Banks                         61       Regional Vice President since 1993; Vice President 1988 - 1993

Douglas N. Fitzgerald                     41       Regional Vice President since 1993; Vice President 1987 - 1993

Terry L. Hamman                           43       Regional Vice President since May, 1995;
                                                   Assistant Vice President 1993 - May, 1995

Managing Director
Michael S. Zavasky                        45       Vice President and Managing Director of Reinsurance since 1990;
                                                   Vice President 1988 - 1990


Item 11.  Executive Compensation

                The answer to this item is incorporated by reference to pages 10 through 13 of the Company's proxy statement dated April 1, 1998 relating to the annual meeting of shareholders to be held on April 28, 1998, except for the Performance Graph, which has not been incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

                The answer to this item is incorporated by reference to pages 4 through 6 of the Company's proxy dated April 1, 1998 relating to the annual meeting of shareholders to be held on April 28, 1998.


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

                The Company believes that its various transactions with the Exchange and EFL, which are summarized herein, are fair and reasonable and have been on terms no less favorable to the Company than the terms that approximate those which could have been negotiated with an independent third party.

                Pursuant to the Subscribers Agreement by which the Company serves as attorney-in-fact for the Exchange, the Company's Board of Directors establishes periodically an annual management fee for the Company's services as attorney-in-fact which may not exceed 25% of the direct and affiliated assumed written premiums of the Exchange. The Company's Board of Directors has the ability to establish the percentage charged at its discretion within these parameters. Such percentage was 23% from July 1, 1990 to June 30, 1991 and was 25% from July 1, 1991 through March 31, 1995. Such percentage was 24.5% from April 1,1995 through March 31, 1996. The Board elected to change such percentage to 24%for the period April 1, 1996 through December 31, 1996 and to maintain the 24% management fee rate for all of 1997. Beginning January 1, 1998 through December 31, 1998, the management fee charged the Exchange was increased to 24.25%. The activities performed by the Company as attorney-in-fact for the Exchange include insurance underwriting, policy issuance, policy exchange and cancellation, processing of invoices for premiums, the establishing and monitoring of loss reserves, oversight of reinsurance transactions, investment management, payment of insurance commissions to insurance agents, compliance with rules and regulations of supervisory authorities and monitoring of legal affairs. The Company is obligated to conduct these activities at its own expense, and realizes profits or losses depending upon whether its costs of providing such services is less than the amount it receives from the Exchange, in which case the Company has a profit from acting as attorney-in-fact, or greater, in which case the Company has a loss from such activities. The Exchange, however, bears the
financial   responsibility  for  the  payment  of  insurance  losses,  loss adjustment expenses, investment expenses, legal expenses, assessments, damages, licenses, fees, establishment of reserves and taxes. For the three years ended December 31, 1997, 1996 and 1995 the management fees paid by the Exchange to the Company were $467,602,283, $442,904,376 and $420,003,739, respectively.

                A service arrangement fee is charged to the Exchange to compensate the Company for its management of non-affiliated assumed reinsurance business on behalf of the Exchange. Prior to this service agreement, the Company received a management fee on assumed reinsurance premiums written and was responsible for the payment of brokerage commissions. Under the new reinsurance service arrangement, which went into effect January 1, 1995, the Company receives a fee of 7% of voluntary reinsurance premiums assumed from non-affiliated insurers and will no longer be responsible for the payment of brokerage commissions on this business. The Company will continue to be responsible for accounting and operating expenses in connection with the administration of this business. Service agreement revenue from the management of non-affiliated assumed reinsurance business was $5,015,192 in 1997, $5,069,140 in 1996 and $4,401,232 in 1995.

                Effective September 1, 1997, the Company was reimbursed by the Exchange a portion of the service charges collected from policyholders as reimbursement for the costs incurred by the Company in providing extended payment terms on policies written by the insurers managed by the Company. Service charge revenue amounted to $2,011,181 in 1997.

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

                The Company and the Exchange periodically purchase annuities from EFL for use in connection with the structured settlement of insurance claims. The Company's share of such purchases, through its subsidiaries, Erie Insurance Co. and Erie NY, amounted to $977,932, $742,772 and $1,235,722 for the years ended December 31, 1997, 1996 and 1995, respectively, and the reserves held by EFL at December 31, 1997 for such annuities were approximately $6,117,045. In addition, the Erie Insurance Group Retirement Plan for Employees has, from time to time, purchased individual annuities from EFL for each retired vested employee or beneficiary receiving benefits. Such purchases amounted to $1,992,060, $4,894,042 and $6,024,125 for the years ended December 31, 1997,
1996 and 1995, respectively. The annuities purchased in 1994 included annuities for those individuals that retired from the Company or its subsidiaries in 1993 and 1994. The reserves held by EFL for all such annuities were approximately $33,672,000 at December 31, 1997.

                On December 29, 1995, EFL issued a surplus note to the Company for $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to the prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. Payment of principal and/or interest is subordinated to payment of all other liabilities of EFL. During 1997 and 1996, EFL paid the Company interest totaling $967,500.

                Information with respect to certain relationships with Company directors is incorporated by reference to pages 15 through 16 of the Company's proxy dated April 1, 1998 relating to the annual meeting of shareholders to be held on April 28, 1998.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial statements, financial statement schedules and exhibits filed:

             (1)    Consolidated Financial Statements

                                                                          Page*
     Erie Indemnity Company and Subsidiaries:

       Report of Independent Auditors..................................     29
       Consolidated Statements of Operations
         for the three years ended
         December 31, 1997, 1996 and 1995..............................     30
       Consolidated Statements of Financial
       Position as of December 31, 1997
       and 1996     ...................................................     31
       Consolidated Statements of Cash Flows
         for the three years ended
         December 31, 1997, 1996 and 1995..............................     32
       Consolidated Statements of Shareholders'
         Equity for the three years ended
         December 31, 1997, 1996 and 1995..............................     33
       Notes to Consolidated Financial Statements......................     34

             (2)    Financial Statement Schedules
                                                                           Page
     Erie Indemnity Company and Subsidiaries:

     Report of Independent Auditors on Schedules.......................     26
     Schedule I.   Summary of Investments - Other
                        than Investments in Related
                        Parties........................................     27
     Schedule IV.  Reinsurance.........................................     28
     Schedule VI.  Supplemental Information
                        Concerning Property/Casualty
                        Insurance Operations...........................     29

             All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.



* Refers to the respective page of Erie Indemnity Company's 1997 Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditors' Report thereon on pages 29 to 41 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

Exhibit
Number            Description of Exhibit

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

10.18****         Service Agreement dated January 1, 1995
                  between Registrant and Erie Insurance
                  Company of New York

10.19*****        Consulting Agreement for Investing Services
                  dated January 2, 1996 between Erie Indemnity
                  Company and John M. Petersen

10.20*****        Agreement dated April 29, 1994 between Erie
                  Indemnity Company and Thomas M. Sider

10.21******       Aggregate  Excess  of  Loss  Reinsurance  Agreement  effective
                  January  1,  1997  between  Erie  Insurance  Exchange,  by and through its Attorney-in-Fact,  Erie Indemnity Company and Erie
                  Insurance   Company  and  its  wholly-owned  subsidiary  Erie
                  Insurance Company of New York

10.22             1997 Annual Incentive Plan of Erie Indemnity
                  Company

10.23             Erie Indemnity Company Long-Term Incentive Plan

10.24 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.26 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27 Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

Exhibit
Number            Description of Exhibit

11                Statement re computation of per share
                  earnings

13                1997 Annual Report to Security Holders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.

21                Subsidiaries of Registrant

27                Financial Data Schedule

28                Information from Reports Furnished to State
                  Insurance Regulatory Authorities

28                Analysis of Losses and Loss Expenses --
                  Schedule P of the 1997 Annual Statement of
                  Erie Insurance Company

28                Analysis of Losses and Loss Expenses --
                  Schedule P of the 1997 Annual Statement of
                  Erie Insurance Property & Casualty Company

28                Analysis of Losses and Loss Expenses --
                  Schedule P of the 1997 Annual Statement of
                  Erie Insurance Company of New York


*          Such  exhibit  is  incorporated  by  reference  to the like  numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to the like  numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
****** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.

     (b)     Reports on Form 8-K:

     During the quarter ended December 31, 1997, Registrant did not file any reports on Form 8-K.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11, 1998    ERIE INDEMNITY COMPANY
                         (Registrant)


                         Principal Officers


                       /s/ Stephen A. Milne
                       Stephen A. Milne, President and C.E.O.



      /s/ Jan R. Van Gorder
      Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel



                  /s/ Philip A. Garcia
                  Philip A. Garcia, Executive Vice President & CFO



               /s/ Timothy G. NeCastro
               Timothy G. NeCastro, Senior Vice President & Controller



                             Board of Directors


/s/ Peter B. Bartlett                        /s/ Irvin H. Kochel
Peter B. Bartlett                            Dr. Irvin H. Kochel


/s/ Samuel P. Black, III                     /s/ Edmund J. Mehl
Samuel P.Black, III                          Edmund J. Mehl


/s/ J. Ralph Borneman                        /s/ Stephen A. Milne
J. Ralph Borneman                             Stephen A. Milne


/s/ Patricia A. Goldman                      /s/ John M. Petersen
Patricia A. Goldman                          John M. Petersen


/s/ Susan Hirt Hagen                         /s/ Seth E. Schofield
Susan Hirt Hagen                             Seth E. Schofield


/s/ Thomas B. Hagen                          /s/ Jan R. Van Gorder
Thomas B. Hagen                              Jan R. Van Gorder


/s/  F. William Hirt                         /s/ Harry H. Weil
F. William Hirt                              Harry H. Weil

                  INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Indemnity Company

We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, as contained in the 1997 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





/s/ Brown Schwab Bergquist & Co.



Erie, Pennsylvania
February 17, 1998

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                             DECEMBER 31, 1997

                                                          Cost or                            Amount at which
                                                         Amortized               Fair          Shown in the
Type of Investment                                          Cost                 Value        Balance Sheet
-------------------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-Sale Securities
   Common Stocks
      U.S. Industrial and
         Miscellaneous                                $    61,553           $    77,708          $    77,708
      Foreign Industrial and
         Miscellaneous                                      3,209                 2,462                2,462
   Non-Redeemable Preferred Stocks
      Public Utilities                                      2,619                 2,646                2,646
      U.S. Banks, Trusts and
         Insurance Companies                               46,901                50,248               50,248
      U.S. Industrial and
         Miscellaneous                                     25,909                27,914               27,914
      Foreign Industrial and
         Miscellaneous                                      3,932                 4,155                4,155
   Fixed Maturities
      U.S. Treasuries                                      12,771                13,200               13,200
      Foreign Governments - Agency                          1,989                 1,570                1,570
      Obligations of State and
         Political Subdivisions                            41,931                44,771               44,771
      Special Revenues                                    116,052               123,901              123,901
      Public Utilities                                      7,171                 7,331                7,331
      U.S. Industrial and
         Miscellaneous                                    150,666               156,582              156,582
      Foreign Industrial and
         Miscellaneous                                      2,556                 2,618                2,618
                                                       -----------------------------------------------------
         Total Available-for-Sale
           Securities                                  $  477,259           $   515,106          $   515,106
                                                       -----------------------------------------------------
   Real Estate Mortgage Loans                          $    8,392           $     8,392          $     8,392
   Other Invested Assets                                    7,932                 7,932          $     7,932
                                                       -----------------------------------------------------
         Total Investments                             $  493,583           $   531,430          $   531,430
                                                       -----------------------------------------------------

                                                      SCHEDULE IV - REINSURANCE


                                                                                                                         Percentage
                                                          Ceded to               Assumed                                  of amount
                                                            Other              from Other            Net                   Assumed
                                       Direct             Companies             Companies           Amount                  to Net

December 31,1997
Premiums for the year
 Property and Liability Insurance $334,771,551         $340,165,100          $112,743,217         $107,349,668                105.0%
                                  --------------------------------------------------------------------------------------------------

December 31,1996
Premiums for the year
 Property and Liability Insurance $321,735,580         $324,617,961          $104,392,140         $101,509,759                102.8%
                                  --------------------------------------------------------------------------------------------------

December 31,1995
Premiums for the year
 Property and Liability Insurance $289,801,421         $293,132,397          $ 96,205,277         $ 92,874,301                103.6%
                                  --------------------------------------------------------------------------------------------------



 SCHEDULE VI - SUPPLMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                        Deferred
                                         Policy              Reserves for           Discount, if
                                       Acquisition         Unpaid Loss & LAE        any deducted               Unearned
                                          Costs                Expenses             from reserves              Premiums

               @ 12/31/97
Consolidated P&C Entities               $ 10,283                $413,409              $      0                   $219,211
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $ 10,283                $413,409              $      0                   $219,211
                                        ---------------------------------------------------------------------------------

               @ 12/31/96
Consolidated P&C Entities               $  9,541                $386,425              $      0                   $216,938
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $  9,541                $386,425              $      0                   $216,938
                                        ---------------------------------------------------------------------------------

               @ 12/31/95
Consolidated P&C Entities               $  9,012                $357,334              $      0                   $202,807
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $  9,012                $357,334              $      0                   $202,807
                                        ---------------------------------------------------------------------------------



 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)

                                                                                    Loss and Loss        Adjustment Expenses
                                                                  Net                 Incurred                Related to
                                         Earned               Investment                 (1)                     (2)
                                        Premiums                Income              Current Year             Prior Years

               @ 12/31/97
Consolidated P&C Entities               $107,350                $ 13,569              $ 77,345                   $  2,625
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $107,350                $ 13,569              $ 77,345                   $  2,625
                                        ---------------------------------------------------------------------------------

               @ 12/31/96
Consolidated P&C Entities               $101,510                $ 11,032              $ 85,311                   $   (240)
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $101,510                $ 11,032              $ 85,311                   $  (240)
                                        ---------------------------------------------------------------------------------

               @ 12/31/95
Consolidated P&C Entities               $ 92,874                $ 10,343              $ 73,145                   $ (2,210)
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $ 92,874                $ 10,343              $ 73,145                   $ (2,210)
                                        ---------------------------------------------------------------------------------

                                  30

 SCHEDULE VI - SUPPLEMETAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)

                                      Amortization
                                       of Deferred                Net
                                         Policy               Loss & LAE              Premiums
                                    Acquisition Costs            Paid                  Written

               @ 12/31/97
Consolidated P&C Entities               $ 20,103                $ 75,343              $110,282
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 20,103                $ 75,343              $110,282
                                        ------------------------------------------------------

               @ 12/31/96
Consolidated P&C Entities               $ 18,909                $ 79,208              $105,020
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 18,909                $ 79,208              $105,020
                                        ------------------------------------------------------

               @ 12/31/95
Consolidated P&C Entities               $ 17,041                $ 60,827              $100,562
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 17,041                $ 60,827              $100,562
                                        ------------------------------------------------------

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

10.18****         Service Agreement dated January 1, 1995
                  between Registrant and Erie Insurance
                  Company of New York

10.19*****        Consulting Agreement for Investing Services
                  dated January 2, 1996 between Erie Indemnity
                  Company and John M. Petersen

10.20*****        Agreement dated April 29, 1994 between Erie
                  Indemnity Company and Thomas M. Sider

10.21******       Aggregate  Excess  of  Loss  Reinsurance  Agreement  effective
                  January  1,  1997  between  Erie  Insurance  Exchange,  by and through its Attorney-in-Fact,  Erie Indemnity Company and Erie
                  Insurance   Company  and  its  wholly-owned  subsidiary  Erie
                  Insurance Company of New York

10.22             1997 Annual Incentive Plan of Erie Indemnity
                  Company                                              34-38

10.23             Erie Indemnity Company Long-Term Incentive Plan      39-48

10.24             Employment Agreement dated December 16, 1997 by
                  and between Erie Indemnity Company and Stephen A.
                  Milne                                                49-65

10.25             Employment Agreement dated December 16, 1997 by
                  and between Erie Indemnity Company and Jan R. Van
                  Gorder                                               66-82

                                                                   Sequentially
Exhibit                                                              Numbered
Number            Description of Exhibit                               Page

10.26             Employment Agreement dated December 16, 1997 by
                  and between Erie Indemnity Company and Philip A.
                  Garcia                                               83-99

10.27             Employment Agreement dated December 16, 1997 by
                  and between Erie Indemnity Company and John J.
                  Brinling, Jr.                                        100-116

11                Statement re computation of per share
                  earnings                                             117

13                1997 Annual Report to Security Holders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.               118-170

21                Subsidiaries of Registrant                           171

27                Financial Data Schedule                              172

28                Information from Reports Furnished to State
                  Insurance Regulatory Authorities                     173

28                Analysis of Losses and Loss Expenses --
                  Schedule P of the 1997 Annual Statement of
                  Erie Insurance Company                                 P

28                Analysis of Losses and Loss Expenses --
                  Schedule P of the 1997 Annual Statement of
                  Erie Insurance Property & Casualty Company             P

28                Analysis of Losses and Loss Expenses --
                  Schedule P of the 1997 Annual Statement of
                  Erie Insurance Company of New York                     P


*          Such exhibit is incorporated by reference to the like numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to the like  numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
****** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.