Form 10-Q
period 1998-03-31
ERIE INDEMNITY CO
filed 1998-05-14
CIK 922621

1





                            FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1998

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of April 30, 1998.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of April 30, 1998.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                                           INDEX

                                                  ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

     Consolidated Statements of Financial Position--March 31, 1998 and December 31, 1997

     Consolidated Statements of Operations--Three months ended March 31, 1998 and 1997

     Consolidated Statements of Comprehensive Income--Three months ended March 31, 1998 and 1997

     Consolidated Statements of Cash Flows--Three months ended
     March 31, 1998 and 1997

     Notes to Consolidated Financial Statements--March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                                  ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                            March 31,              December 31,
                  ASSETS                                                       1998                      1997
                                                                       --------------------     --------------------
                                                                          (Unaudited)
INVESTMENTS
   Fixed Maturities Available-for-Sale at fair value
     (amortized cost of $345,245,557 and
    $333,135,959, respectively)                                        $        361,654,967     $        349,972,703

   Equity Securities (cost of $148,261,095 and
     $144,123,112, respectively)                                                182,702,684              165,132,504
   Real Estate Mortgage Loans                                                     8,360,731                8,392,518
   Other Invested Assets                                                         11,798,327                7,932,571
                                                                       --------------------     --------------------

        Total Investments                                              $        564,516,709     $        531,430,296

   Cash and Cash Equivalents                                                     43,442,807               53,148,495
   Equity in Erie Family Life
     Insurance Company                                                           36,274,524               34,687,640
   Accrued Interest and Dividends                                                 7,336,652                6,128,725
   Premiums Receivable from Policyholders                                       107,555,183              108,057,986
   Prepaid Federal Income Tax                                                             0                1,681,573
   Deferred Policy Acquisition Costs                                             10,338,222               10,283,372
   Receivables from Erie Insurance Exchange
     and Affiliates                                                             523,666,248              495,861,158
   Note Receivable from Erie Family
     Life Insurance Company                                                      15,000,000               15,000,000
   Property and Equipment                                                        10,577,127               10,130,230
   Other Assets                                                                  28,114,003               26,134,306
                                                                       --------------------     --------------------

        Total Assets                                                   $      1,346,821,475     $      1,292,543,781
                                                                       ====================     ====================

                                                      (Continued)

See Notes to Consolidated Financial Statements.

                                  ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             March 31,                 December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            1998                       1997
                                                                       ----------------------      ---------------------
                                                                          (Unaudited)

LIABILITIES
   Losses and Loss Adjustment Expenses                                 $          420,367,208      $         413,408,941
   Unearned Premiums                                                              217,849,436                219,210,522
   Accounts Payable                                                                 5,044,988                  5,745,581
   Accrued Commissions                                                             78,033,439                 81,150,931
   Accrued Payroll and Payroll Taxes                                                4,401,097                  4,040,192
   Accrued Vacation and Sick Pay                                                    5,617,827                  5,322,327
   Deferred Compensation                                                            2,468,527                  1,933,020
   Deferred Income Taxes                                                           12,008,242                  7,101,371
   Dividends Payable                                                                7,255,444                  7,255,444
   Federal Income Tax Payable                                                      13,040,158                          0
   Benefit Plans Liability                                                          7,965,600                  7,992,300
                                                                       ----------------------      ---------------------

          Total Liabilities                                            $          774,051,966      $         753,160,629
                                                                       ----------------------      ---------------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
       per share; authorized 74,996,930 shares;
       issued and outstanding 67,032,000 shares                                     1,955,100                  1,955,100
     Class B Common, stated value $70.00
       per share; authorized 3,070 shares;
       issued and outstanding 3,070 shares                                            214,900                    214,900
   Additional Paid-In Capital                                                       7,830,000                  7,830,000
   Accumulated Other Comprehensive Income
     (net of deferred taxes)                                                       37,967,317                 29,024,573
   Retained Earnings                                                              524,802,192                500,358,579
                                                                       ----------------------      ---------------------

          Total Shareholders' Equity                                   $          572,769,509      $         539,383,152
                                                                       ----------------------      ---------------------

          Total Liabilities and
          Shareholders' Equity                                         $        1,346,821,475      $       1,292,543,781
                                                                       ======================      =====================




See Notes to Consolidated Financial Statements.

                                  ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended                     Three Months Ended
                                                                          March 31, 1998                         March 31, 1997
                                                                        ------------------                     -------------------
MANAGEMENT OPERATIONS:

  Management Fee Revenue                                                $      117,323,655                     $       113,254,329
  Service Agreement Revenue                                                      2,999,321                               1,271,791
  Other Operating Revenue                                                          373,961                                 608,974
                                                                        ------------------                     -------------------

    Total Revenues from Management Operations                                  120,696,937                             115,135,094

  Cost of Management Operations                                                 86,936,086                              83,381,036
                                                                        ------------------                     -------------------

    Net Revenues From
    Management Operations                                                       33,760,851                              31,754,058
                                                                        ------------------                     -------------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                                               27,461,062                              25,850,574

  Losses and Loss Adjustment Expenses Incurred                                  18,497,390                              18,897,779
  Policy Acquisition and Other Underwriting
    Expenses                                                                     7,536,191                               7,000,708
                                                                        ------------------                     -------------------

    Total Losses and Expenses                                                   26,033,581                              25,898,487
                                                                        ------------------                     -------------------

    Underwriting Gain (Loss)                                                     1,427,481                                 (47,913)
                                                                        ------------------                     -------------------

INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                                                       1,405,476                                 951,844
  Interest and Dividends                                                         8,914,663                               7,547,260
  Realized Gain on Investments                                                     996,778                               1,137,325
                                                                        ------------------                     -------------------

    Revenue from Investment Operations                                          11,316,917                               9,636,429
                                                                        ------------------                     -------------------

    Income Before Income Taxes                                                  46,505,249                              41,342,574

  Provision for Income Taxes                                                    14,806,190                              13,131,779
                                                                        ------------------                     -------------------

    Net Income                                                          $       31,699,059                     $        28,210,795
                                                                        ==================                     ===================

    Net Income per Share                                                $             0.43                     $              0.38
                                                                        ==================                     ===================

  Dividends Declared per Share:

    Class A non-voting Common                                           $           0.1075                     $             0.095
                                                                        ------------------                     -------------------
    Class B Common                                                      $           16.125                     $             14.25
                                                                        ------------------                     -------------------


See Notes to Consolidated Financial Statements.

                                  ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                        Three Months Ended                     Three Months Ended
                                                                           March 31, 1998                         March 31, 1997
                                                                        ------------------                     -------------------

Net Income                                                              $       31,699,059                     $        28,210,795
                                                                        ------------------                     -------------------
  Unrealized Gains (Losses) on Securities:
    Unrealized Holding Gains (Losses) Arising
      During Period                                                             14,754,846                              (8,254,881)
    Less:  Reclassification Adjustment for
      Gains Included in Net Income                                                (996,778)                             (1,137,325)
                                                                        ------------------                     -------------------
      Net Unrealized Holding Gains (Losses)
        Arising During Period                                           $       13,758,068                     $        (9,392,206)
  Income Tax (Expense) Benefit Related to
    Unrealized Gains or Losses                                                  (4,815,324)                              3,287,272
                                                                        ------------------                     -------------------
  Other Comprehensive Income (Loss), Net of Tax                         $        8,942,744                     $        (6,104,934)
                                                                        ------------------                     -------------------
  Comprehensive Income                                                  $       40,641,803                     $        22,105,861
                                                                        ==================                     ===================



See Notes to Consolidated Financial Statements.

                                  ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Three Months Ended          Three Months Ended
                                                                             March 31, 1998               March 31, 1997
                                                                           ------------------          ------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                              $       31,699,059          $       28,210,795
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                    478,676                     454,484
     Deferred income tax expense                                                      355,086                     217,787
     Realized gain on investments                                                    (996,778)                 (1,137,325)
     Amortization of bond discount                                                    (48,741)                    (13,198)
     Undistributed earnings of Erie Family Life                                    (1,098,891)                   (675,917)
     Deferred compensation                                                            535,507                      51,617
   Increase in accrued investment income                                           (1,207,927)                 (1,010,462)
   Increase in receivables                                                        (27,215,535)                (31,659,297)
   Policy acquisition costs deferred                                               (5,264,786)                 (5,026,335)
   Amortization of deferred policy acquisition costs                                5,209,936                   4,873,385
   Increase in prepaid expenses and
     other assets                                                                  (1,952,609)                 (8,173,349)
   (Decrease) increase in accounts payable and
     accrued expenses                                                                 (69,452)                  2,582,800
   (Decrease) increase in accrued commissions                                      (3,117,492)                     93,768
   Increase in income taxes payable                                                14,721,731                  12,937,072
   Increase in loss reserves                                                        6,958,267                  16,874,746
   Decrease in unearned premiums                                                   (1,361,086)                 (1,436,353)
                                                                           ------------------           -----------------
       Net cash provided by operating
         activities                                                        $       17,624,965           $      17,164,218

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                             (18,971,576)                 (9,999,340)
     Equity securities                                                            (12,634,645)                (12,939,623)
     Mortgage loans                                                                         0                    (747,801)
     Other invested assets                                                         (4,121,398)                    (93,995)
   Sales/maturities of investments:
     Fixed maturities                                                               7,020,218                   7,960,502
     Equity securities                                                              9,383,875                  10,031,953
     Mortgage loans                                                                    31,850                      34,072
     Other invested assets                                                            255,883                           0
   Purchase of property and equipment                                                (102,038)                          0
   Purchase of computer software                                                     (823,534)                   (432,230)
   Loans to Agents                                                                   (472,824)                   (294,374)
   Collections on Agent loans                                                         358,982                     281,449
                                                                           ------------------           -----------------
       Net cash used in investing activities                               $      (20,075,207)                $(6,199,387)

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                          $       (7,255,446)          $      (6,411,788)
                                                                           ------------------           -----------------
       Net cash used in financing activities                               $       (7,255,446)          $      (6,411,788)
                                                                           ------------------           -----------------
   Net decrease (increase) in cash and cash equivalents                            (9,705,688)                  4,553,043
   Cash and cash equivalents at beginning of period                                53,148,495                  18,719,624
                                                                           ------------------           -----------------
   Cash and cash equivalents at end of period                              $       43,442,807           $      23,272,667
                                                                           ==================           =================

Supplemental disclosures of cash flow information:
Cash paid during the three months ended March 31, 1998 and 1997 for income taxes was $35,481 and $23,028, respectively.

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


NOTE B --  RECLASSIFICATIONS

Certain amounts as perviously reported in the 1997 financial statements have been reclassified to conform to the current year's presentation.


NOTE C -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (67,032,000 as retroactively stated in 1997), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 1998 and 1997) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Equivalent shares outstanding total 74,400,000.


NOTE D -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds and notes. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:

                                  Available-for-Sale Securities

                                                                         Gross                Gross
                                                   Amortized          Unrealized           Unrealized          Fair
(In Thousands)                                       Cost                Gains                Losses           Value


March 31, 1998
U.S. Treasuries & Agencies                      $      12,771        $        438         $           6     $      13,203
States & Political Subdivisions                        43,446               2,865                     5            46,306
Special Revenue                                       115,243               7,404                     1           122,646
Public Utilities                                        9,166                 159                     0             9,325
Industrial & Miscellaneous                            159,066               6,094                   352           164,808
Foreign Governments                                     1,990                   0                   212             1,778
Foreign Industrial & Miscellaneous                      3,564                  41                    16             3,589
                                                -------------        ------------         -------------     -------------
   Total Fixed Maturities                       $     345,246        $     17,001         $         592     $     361,655
                                                -------------        ------------         -------------     -------------

Common Stock                                    $      65,183        $     33,373         $       5,423     $      93,133
Preferred Stock                                        83,078               6,515                    23            89,570
                                                -------------        ------------         -------------     -------------
   Total Equity Securities                      $     148,261        $     39,888         $       5,446     $     182,703
                                                -------------        ------------         -------------     -------------
                                                $     493,507        $     56,889         $       6,038     $     544,358
                                                =============        ============         =============     =============



                                  Available-for-Sale Securities

                                                                        Gross                 Gross
                                                   Amortized          Unrealized           Unrealized          Fair
(In Thousands)                                       Cost                Gains                Losses           Value

December 31, 1997
U.S. Treasuries & Agencies                      $      12,771        $        432         $           3     $      13,200
States & Political Subdivisions                        41,931               2,840                     0            44,771
Special Revenue                                       116,052               7,850                     1           123,901
Public Utilities                                        7,171                 160                     0             7,331
U.S. Industrial & Miscellaneous                       150,666               6,317                   401           156,582
Foreign Governments                                     1,989                   0                   418             1,571
Foreign Industrial & Miscellaneous                      2,556                  61                     0             2,617
                                                -------------        ------------         -------------     -------------
  Total Fixed Maturities                        $     333,136        $    17,660          $         823     $     349,973
                                                -------------        ------------         -------------     -------------

Common Stock                                    $      64,762        $     23,082         $       7,674     $      80,170
Preferred Stock                                        79,361               5,603                     1            84,963
                                                -------------        ------------         -------------     -------------
   Total Equity Securities                      $     144,123        $     28,685         $       7,675     $     165,133
                                                -------------        ------------         -------------     -------------
                                                $     477,259        $     46,345         $       8,498     $     515,106
                                                =============        ============         =============     =============

Deferred income taxes increased by $4,551,782 at March 31, 1998 and decreased by $2,117,000 at December 31, 1997 related to the change in unrealized gains (losses) on available-for-sale securities.

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


NOTE E -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:


                                                                            Three Months Ended            Three Months Ended
                                                                               March 31, 1998                March 31, 1997
                                                                             ------------------           ------------------

Revenues                                                                     $       23,771,476           $       21,631,389
Benefits and expenses                                                                13,755,036                   15,045,371
                                                                             ------------------           ------------------
Income before income taxes                                                           10,016,440                    6,586,018
Income taxes                                                                          3,518,631                    2,184,954
                                                                             ------------------           ------------------
Net income                                                                   $        6,497,809           $        4,401,064
                                                                             ==================           ==================

Dividends paid to shareholders                                               $        1,275,750           $        1,181,252
                                                                             ==================           ==================

Net unrealized appreciation (depreciation) on
  investment securities at March 31, net of
  deferred taxes                                                             $       22,692,021           $       (3,004,822)
                                                                             ==================           ==================



NOTE F -- NOTE RECEIVABLE FROM EFL

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is schedule to be paid semi-annually. The note will be payable on demand on or after December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


OPERATING RESULTS

Financial Overview

Consolidated net income increased by 12.4% for the first quarter of 1998 to $31,699,059, or $.43 per share, from $28,210,795 or $.38 per share, for the first quarter of 1997. The increase in net income was driven by improved results in all three of the Company's operating segments. Management operations improved as management fee revenue outpaced the cost of management operations. Revenue from investment operations grew as the Company's increased cash flow was invested. Insurance underwriting operations recorded a gain, in part, as a result of mild weather conditions experienced in the Company's operating territories.


RESULTS OF OPERATIONS

Analysis of Management Operations

For the first quarter 1998 management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 3.6% to $117,323,655 in the three months ended March 31, 1998 from $113,254,329 for the first quarter 1997.

The rate of growth in the management fee revenue was greater than the growth in direct and affiliated assumed premium of the Exchange as a result of the management fee rate increasing in the first quarter of 1998 to 24.25% compared to a rate of 24% charged in the first quarter of 1997. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

The direct and affiliated assumed premiums of the Exchange grew by 2.5% for the first quarter of 1998 versus the same period in 1997. The Exchange's overall premium growth was influenced negatively by a rate reduction included in Pennsylvania workers compensation legislative reforms. In addition, the Exchange's involuntary automobile premiums have decreased this year as a result of fewer assignments from the Pennsylvania assigned risk plan. Involuntary automobile business is written on substandard risks and historically has produced underwriting results worse than the preferred risks voluntarily written by the Erie Insurance Group. When the effect of workers compensation and involuntary automobile insurance are excluded, the direct and affiliated assumed premiums of the Exchange grew 4.2% for the first three months of 1998 when compared to the same period in 1997.

Service agreement revenue totaled $2,999,321 and $1,271,791 for the quarter ended March 31, 1998 and 1997, respectively. Beginning September 1, 1997 the Company was reimbursed by the Exchange for a portion of service charges collected by the property/casualty insurers of the Group from Policyholders as reimbursement for the costs incurred by the Company in providing extended payment terms on policies written by them. These reimbursements totaled $1,508,081 for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company is responsible for the payment of commissions to the independent Agents who sell insurance products for the Company's subsidiaries and the Exchange, and its subsidiary, Flagship City Insurance Company. The Agents receive commissions based on fixed percentage fee schedules with different commission rates by product line of insurance. Also included in commission expense are the costs of promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon the underwriting profitability of the insurance written and serviced by the Agent within the Erie Insurance Group of companies. Commissions are the largest component of the cost of management operations.

The Company's commission costs increased 4.7% to $58,042,379 for the first quarter of 1998, compared to $55,458,798 in the first quarter of 1997. Commission costs grew faster than the rate of growth in direct and affiliated assumed written premiums of the Exchange due to increased provisions for agent contingency awards resulting from improved underwriting results in the first quarter of 1998. The growth in premiums written on a year-to-date basis was 2.5%.

The cost of management operations rose 4.3% for the first quarter of 1998 to $86,936,086 from $83,381,036 during the first quarter of 1997. The cost of management operations excluding commission costs, grew 3.5% for the three months ended March 31, 1998 to $28,893,707 from $27,922,237 recorded in the first quarter of 1997 as productivity improvements and modest growth in operating costs continued.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs, net of those reimbursed by affiliated companies, totaled $17,551,152 for the three month period ended March 31, 1998, compared to $16,967,942 for the same period in 1997, an increase of 3.4%.

Net revenues from the Company's management operations rose 6.3% to $33,760,851 for the three months ended March 31, 1998 compared to $31,754,058 for the same period in 1997. The gross margin from management operations (net revenue divided by total revenue), of 28.0% in the first quarter of 1998, was slightly improved from the gross margin of 27.6% reported in the first quarter of 1997.

Analysis of Insurance Underwriting Operations

The insurance underwriting operations of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which share proportionally in the property/ casualty underwriting results of the Erie Insurance Group, improved during the first quarter of 1998 versus the same period in 1997. In the first quarter of 1998, premiums earned for the Company's property/casualty insurance subsidiaries grew 6.2% to $27,461,062 compared to $25,850,574 for the same period in 1997. The mild weather conditions experienced in the Company's operating territories and claims and underwriting initiatives recently begun resulted in a decrease in the loss and loss adjustment expenses incurred of 2.1% to $18,497,390 in the first quarter of 1998 compared to $18,897,779 for the same period in 1997. The result of the growth in premiums earned combined with a decrease in loss and loss adjustment expenses generated an underwriting gain of $1,427,481 for the first quarter of 1998 compared to an underwriting loss of $47,913 for the first quarter of 1997. First quarter 1997 underwriting results were positively affected by $1,262,112 in Company recoveries under the aggregate excess of loss reinsurance agreement that went into effect on January 1, 1997. There were no recoveries in the first quarter of 1998 under this reinsurance agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The GAAP combined ratio for the Company's property/casualty insurance operations improved to 94.8% for the three months ended March 31, 998 compared to a ratio of 100.2% for the same period in 1997. The GAAP combined ratio is the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Catastrophes are an inherent risk of the property/casualty insurance business, which can have a material impact on year-to-year fluctuations in the Company's property/casualty insurance underwriting operating results. No weather-related catastrophes, that were material to the financial position of the Company, occurred in the first three months of 1998. The Company continually reviews its methods for estimating its liability for losses and loss adjustment expenses, which includes an estimate for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes the amount is adequate, the ultimate liability may be in excess of or less than amounts provided.

Analysis of Investment Operations

Revenue from investment operations for the first quarter of 1998 increased by 17.4% to $11,316,917 from $9,636,429 posted in the first quarter of 1997. These results were fueled by an 18.1% increase in interest and dividends combined with a 47.7% increase in income from Erie Family Life Insurance Company (EFL). Non-recurring realized gains on investments were $996,778 in the first quarter of 1998 and $1,137,325 in the first quarter of 1997.

The Company owns a 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company. This investment is accounted for under the equity method of accounting. Consequently, the Company's investment earnings were a direct result of EFL's net income increasing to $6,497,809 from $4,401,064 for the three months ended March 31, 1998 and 1997, respectively. The earnings recognized from the investment in EFL increased to $1,405,476 for the three months ended March 31, 1998 from $951,844 for the same period in 1997.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At March 31, 1998, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $588 million, or 44%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At March 31, 1998, 96.4% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3.6% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum by the Company.

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

At March 31, 1998, the Company's five largest investments in corporate debt securities totaled $24.7 million, none of which individually exceeded $6.5 million. These investments had a market value of $25.8 million.


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

The Company's consolidated statements of cash flows indicate that net cash flows provided by operating activities for the three months ended March 31, 1998 and 1997, were $17,659,948 and $17,164,218 respectively. Those statements also classify the other sources and uses of cash by investing activities and financing activities.

Dividends declared and paid to shareholders in the three months ended March 31, 1998 and 1997, totaled $7,255,444 and $6,411,788, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first three months of 1998.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at March 31, 1998 of $12,008,242 and at December 31, 1997 of $7,101,371.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The National Association of Insurance Commissioners (NAIC) standard for measuring the solvency of insurance companies, referred to as Risk Based Capital
(RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 1997, the Company' property/casualty insurance subsidiaries' financial statements prepared under Statutory Accounting Practices are all substantially in excess of levels that would require regulatory action.

At March 31, 1998 and December  31, 1997,  the  Company's  receivables  from its affiliates totaled $523,666,248 and $495,861,158, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, potentially expose the Company to concentrations of credit risk.


STOCK REDEMPTION PLAN

On December 14, 1989, the shareholders adopted the Erie Indemnity Company Stock Redemption Plan (the Plan). The Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. On December 12, 1995, the Board of Directors amended and restated the Plan. The restatement limits the redemption amount to an aggregation of: (1) an initial amount of $10 million as of December 31, 1995 and (2) beginning in 1996 and annually thereafter, an additional annual amount as determined by the Board in its sole discretion, not to exceed 20 percent of the Company's net income from management operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20 percent of the Company's retained earnings determined as of the close of the prior year. In addition, the restated plan limits the repurchase from any single shareholder's estate to 33 percent of total share holdings of such shareholder. At the Board of Directors meeting on February 29, 1996, the Board approved an increase in the redemption amount of $14,350,186 to $24,350,186. On March 11, 1997, the Board approved an increase in the redemption amount of $16,655,226 to $41,005,412. On April 28, 1998, the Board approved an increase in the redemption amount of $17,791,624 to $58,797,036.


ACCOUNTING PRONOUNCEMENTS

FAS 130

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 is effective for fiscal years beginning after December 31, 1997 and requires reporting of comprehensive income in a full set of general purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period. The two components of comprehensive income reported by the Company are net income from operations and unrealized gain or loss from investments, net of tax. Included in the report are statements of comprehensive income for the three months ended March 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SOP 98-1 - Software Costs

During the first quarter of 1998, the Company adopted AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1 the Company began capitalizing internal use software costs. A change in accounting estimate was recognized to reflect the adoption of this statement, resulting in immaterial impact on net income for the first quarter of 1998.



"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management such as those contained in the "Results of Operations - Analysis of Insurance Underwriting Operations", "Financial Condition - Investments", and the "Liquidity and Capital Resources" sections hereof, and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, securities markets fluctuations, and technological difficulties and advancements.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The H.O. Hirt Trusts collectively own 2,340 shares of the Company's Class B Common Stock, which has the exclusive right to vote in the election of directors of the Company. Since such shares represent 76.22% of the outstanding shares of the Company's Class B Common Stock, the vote of the H.O. Hirt Trusts is sufficient to determine the outcome of any election of directors. The trustees of the H.O. Hirt Trusts are F. William Hirt, Chairman of the Board of the Company, a director of the Company, a beneficial owner of more than 10% of the Company's outstanding Class A Common Stock and a beneficiary of one of the two H.O. Hirt Trusts; his sister, Susan Hirt Hagen, a director of the Company, a beneficial owner of more than 10% of the Company's outstanding Class A Common Stock and a beneficiary of the other H.O. Hirt Trust and Mellon Bank, N.A. Under the provisions of the H.O. Hirt Trusts, the shares of the Company's Class B Common Stock held by the H.O. Hirt Trusts are to be voted as directed by a majority of the three trustees.

Under the Pennsylvania Insurance Company Law and the Company's By-laws, the candidates for the election as directors of the Company are to be nominated by a committee consisting solely of persons who are not officers or employees of the Company or of any entity controlling, controlled by or under common control with the Company and who are not beneficial owners of a controlling interest in the voting securities of the Company. On March 11, 1998, the Nominating Committee of the Company's Board of Directors nominated 12 persons as candidates for election as directors of the Company at the Company's April 28, 1998 annual meeting of shareholders. The 12 persons nominated did not include Thomas B. Hagen, the husband of Susan Hirt Hagen, as a candidate for election as a director of the Company at such annual meeting. Thomas B. Hagen had served as a director of the Company since 1979.

On April 2, 1998, Susan Hirt Hagen filed petitions in the Orphan's Court Division of the Court of Common Pleas of Erie County, Pennsylvania (the "Court") seeking the removal of Mellon Bank, N.A. as a co-trustee of the H.O. Hirt Trust with respect to Susan Hirt Hagen and as a co-trustee of the H.O. Hirt Trust with respect to F. William Hirt. Among the relief requested by Susan Hirt Hagen in the petitions was the grant of a preliminary injunction against Mellon Bank, N.A. from voting the Class B Common Stock held by the H.O. Hirt Trusts for the purpose of the election of directors at the Company's April 28, 1998 annual meeting of shareholders. Because of the potential substantial harm to the Company if the preliminary injunction were granted, the Company filed a petition to intervene in the preliminary injunction proceedings which was granted by the Court on April 20, 1998. Following a hearing on April 20, 1998, the Court issued an opinion on April 21, 1998 and an order denying Susan Hirt Hagen's request for a preliminary injunction. On April 28, 1998, the Company's 1998 annual meeting of shareholders was held as scheduled and each of the candidates for election as a director of the Company named in the Company's April 1, 1998 proxy statement was elected as a director of the Company. The petitions filed by Susan Hirt Hagen to remove Mellon Bank, N.A. as trustee of the H.O. Hirt Trusts remains pending.


Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held April 28, 1998.

          a. The following directors were elected at the Annual Meeting of Shareholders for a one-year term and until a successor is elected and qualified:

               Peter B. Bartlett                   Edmund J. Mehl
               Samuel P. Black, III                Stephen A. Milne
               J. Ralph Borneman, Jr.              John M. Petersen
               Patricia A. Goldman                 Seth E. Schofield
               Susan H. Hagen                      Jan R. Van Gorder
               F. William Hirt                     Harry H. Weil

          b. The following other matter was voted upon at the meeting and the following number of affirmative votes were cast with respect to such matter:

               The proposal to ratify the selection of Brown, Schwab, Bergquist & Co. as independent public accountants to perform the annual audit of the Company's financial statements for the year ending December 31, 1998. This proposal received 3,057 affirmative votes with no negative votes or abstentions.

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Erie Indemnity Company
                                                           (Registrant)


Date:  May 4, 1998
                                            /s/ Stephen A. Milne
                                                 President & CEO

                                            /s/ Philip A. Garcia
                                           Executive Vice President & CFO