Form 10-Q
period 1998-06-30
ERIE INDEMNITY CO
filed 1998-08-11
CIK 922621

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1998

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of July 31, 1998.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of July 31, 1998.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                 INDEX

                       ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

         Consolidated Statements of Financial Position--June 30, 1998 and December 31, 1997

         Consolidated Statements of Operations--Three and six months ended June 30, 1998 and 1997

         Consolidated Statements of Comprehensive Income--Three and six months ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows--Six months ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements--June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                            ERIE INDEMNITY COMPANY

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                               June 30,         December 31,
                  ASSETS                                                         1998               1997
                                                                           ---------------     ---------------
                                                                              (Unaudited)
INVESTMENTS
   Fixed Maturities Available-for-Sale at fair value
     (amortized cost of $365,188,340 and
     $333,135,959, respectively)                                           $   382,372,210     $   349,972,703
   Equity Securities (cost of $158,744,870 and
     $144,123,112, respectively)                                               191,168,718         165,132,504
   Real Estate Mortgage Loans                                                    8,331,309           8,392,518
   Other Invested Assets                                                        17,067,857           7,932,571
                                                                           ---------------     ---------------

        Total Investments                                                  $   598,940,094     $   531,430,296

   Cash and Cash Equivalents                                                    52,028,277          53,148,495
   Equity in Erie Family Life
     Insurance Company                                                          37,671,530          34,687,640
   Accrued Investment Income                                                     6,576,617           6,128,725
   Premiums Receivable from Policyholders                                      109,144,407         108,057,986
   Prepaid Federal Income Tax                                                            0           1,681,573
   Deferred Policy Acquisition Costs                                            10,863,941          10,283,372
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            523,387,205         495,861,158
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000          15,000,000
   Property and Equipment                                                       11,199,696          10,130,230
   Other Assets                                                                 32,062,817          26,134,306
                                                                           ---------------     ---------------

        Total Assets                                                       $ 1,396,874,584     $ 1,292,543,781
                                                                           ===============     ===============


See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                              June 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                             1998               1997
                                                                           ---------------    ---------------
                                                                              (Unaudited)
LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                              $   433,284,343    $   413,408,941
   Unearned Premiums                                                           228,898,506        219,210,522
   Accounts Payable and Accrued Expenses                                        19,837,955         17,041,217
   Accrued Commissions                                                          83,601,392         81,150,931
   Accrued Vacation and Sick Pay                                                 5,400,531          5,322,327
   Deferred Compensation                                                         2,654,977          1,933,020
   Deferred Income Taxes                                                        12,194,878          7,101,371
   Federal Income Tax Payable                                                    1,069,800                  0
   Accrued Benefit Obligations                                                   9,253,533          7,992,300
                                                                           ---------------    ---------------

          Total Liabilities                                                $   796,195,915    $   753,160,629
                                                                           ---------------    ---------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
       per share; authorized 74,996,930 shares;
       issued and outstanding 67,032,000 shares                            $     1,955,100    $     1,955,100
     Class B Common, stated value $70.00
       per share; authorized 3,070 shares;
       issued and outstanding 3,070 shares                                         214,900            214,900
   Additional Paid-In Capital                                                    7,830,000          7,830,000
   Accumulated Other Comprehensive Income
     net of deferred taxes of $20,276,726 and
     $15,626,105, respectively                                                  37,661,441         29,024,573
   Retained Earnings                                                           553,017,228        500,358,579
                                                                           ---------------    ---------------

          Total Shareholders' Equity                                       $   600,678,669    $   539,383,152
                                                                           ---------------    ---------------

          Total Liabilities and
          Shareholders' Equity                                             $ 1,396,874,584    $ 1,292,543,781
                                                                           ===============    ===============



See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30                               June 30
                                                       -------------------------------------  -------------------------------------
MANAGEMENT OPERATIONS:                                            1998               1997                1998               1997

  Management Fee Revenue                               $     130,184,972  $      123,993,772  $      247,508,627  $     237,248,101
  Service Agreement Revenue                                    2,942,924           1,056,494           5,942,245          2,328,285
  Other Operating Revenue                                        373,829             452,258             747,790          1,061,232
                                                       -----------------  ------------------  ------------------  -----------------

    Total Revenues from Management Operations                133,501,725         125,502,524         254,198,662        240,637,618

  Cost of Management Operations                               94,437,016          90,139,706         181,373,102        173,520,742
                                                       -----------------  ------------------  ------------------  -----------------

    Net Revenues From
      Management Operations                            $      39,064,709  $       35,362,818  $       72,825,560  $      67,116,876
                                                       -----------------  ------------------  ------------------  -----------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                      $      28,146,565  $       26,888,265  $       55,607,627  $      52,738,839

  Losses and Loss Adjustment Expenses Incurred                20,453,563          20,327,478          38,950,953         39,225,257
  Policy Acquisition and Other Underwriting
    Expenses                                                   7,999,725           7,343,702          15,535,916         14,344,410
                                                       -----------------  ------------------  ------------------  -----------------

    Total Losses and Expenses                                 28,453,288          27,671,180          54,486,869         53,569,667
                                                       -----------------  ------------------  ------------------  -----------------

    Underwriting (Loss) Gain                           $        (306,723) $         (782,915) $        1,120,758  $        (830,828)
                                                       -----------------  ------------------  ------------------  -----------------

INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                             $       1,203,568  $          997,955  $        2,609,044  $       1,949,799
  Interest and Dividends                                       9,160,614           7,780,537          18,075,277         15,327,797
  Realized Gain on Investments                                 3,189,588           1,359,760           4,186,366          2,497,084
                                                       -----------------  ------------------  ------------------  -----------------

    Revenue from Investment Operations                        13,553,770          10,138,252          24,870,687         19,774,680
                                                       -----------------  ------------------  ------------------  -----------------

    Income Before Income Taxes                                52,311,756          44,718,155          98,817,005         86,060,728

  Provision for Income Taxes                                  16,841,275          14,274,386          31,647,465         27,406,165
                                                       -----------------  ------------------  ------------------  -----------------

    Net Income                                         $      35,470,481  $       30,443,769  $       67,169,540  $      58,654,563
                                                       =================  ==================  ==================  =================

    Net Income per Share                               $            0.48  $             0.41  $             0.90  $            0.79
                                                       =================  ==================  ==================  =================

  Dividends Declared per Share:

    Class A non-voting Common                          $          0.1075  $            0.095  $            0.215  $            0.19
                                                       -----------------  ------------------  ------------------  -----------------
    Class B Common                                     $          16.125  $            14.25  $            32.25  $           28.50
                                                       -----------------  ------------------  ------------------  -----------------

                                       5
See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                 Three Months Ended                     Six Months Ended
                                                                     June 30                                   June 30
                                                       -------------------------------------  -------------------------------------
                                                                1998                1997                1998          1997

Net Income                                             $      35,470,481  $       30,443,769  $       67,169,540  $      58,654,563
                                                       -----------------  ------------------  ------------------  -----------------
  Unrealized Gains (Losses) on Securities:
    Unrealized Holding Gains (Losses) Arising
      During Period                                            2,719,010          18,280,623          17,473,855         10,025,742
    Less:  Reclassification Adjustment for
      Gains Included in Net Income                             3,189,589           1,359,759           4,186,366          2,497,084
                                                       -----------------  ------------------  ------------------  -----------------
      Net Unrealized Holding (Losses) Gains
        Arising During Period                          $        (470,579) $       16,920,864  $       13,287,489  $       7,528,658
  Income Tax (Expense) Benefit Related to
    Unrealized Gains or Losses                                   164,703          (5,922,302)         (4,650,621)        (2,635,030)
                                                       -----------------  ------------------  ------------------  -----------------
  Other Comprehensive Income (Loss), Net of Tax        $        (305,876) $       10,998,562  $        8,636,868  $       4,893,628
                                                       -----------------  ------------------  ------------------  -----------------
  Comprehensive Income                                 $      35,164,605  $       41,442,331  $       75,806,408  $      63,548,191
                                                       =================  ==================  ==================  =================

                                       6
See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Six Months Ended            Six Months Ended
                                                                            June 30, 1998               June 30, 1997
                                                                        ---------------------       ---------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                           $          67,169,540       $          58,654,563
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                    992,036                     910,963
     Deferred income tax expense                                                      974,895                     207,211
     Realized gain on investments                                                  (4,186,366)                 (2,497,084)
     Amortization of bond discount                                                    (88,703)                    (60,032)
     Undistributed earnings of Erie Family Life                                    (1,995,874)                 (1,397,946)
     Deferred compensation                                                            721,957                     169,337
   (Increase) decrease in accrued investment income                                  (447,892)                     14,877
   Increase in receivables                                                        (28,562,521)                (45,797,322)
   Policy acquisition costs deferred                                              (11,085,056)                (10,516,726)
   Amortization of deferred policy acquisition costs                               10,504,487                   9,846,851
   Increase in prepaid expenses and
     other assets                                                                  (5,740,002)                 (5,345,268)
   Increase in accounts payable and
     accrued expenses                                                               4,142,361                   1,816,505
   Increase in accrued commissions                                                  2,450,461                   5,846,848
   Increase in income taxes payable                                                 2,751,373                   2,006,025
   Increase in loss reserves                                                       19,875,401                  19,106,504
   Increase in unearned premiums                                                    9,687,984                   7,212,711
                                                                           ------------------           -----------------
       Net cash provided by operating
         activities                                                        $       67,164,081           $      40,178,017

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                             (52,491,656)                (26,360,043)
     Equity securities                                                            (35,906,487)                (40,312,355)
     Mortgage loans                                                                         0                  (1,086,241)
     Other invested assets                                                         (9,768,461)                   (757,605)
   Sales/maturities of investments:
     Fixed maturities                                                              21,264,251                  18,325,584
     Equity securities                                                             24,734,685                  22,808,428
     Mortgage loans                                                                    61,335                      65,725
     Other invested assets                                                            632,882                     227,069
   Purchase of property and equipment                                                (346,947)                    (39,558)
   Purchase of computer software                                                   (1,714,556)                   (670,343)
   Loans to Agents                                                                   (983,013)                   (744,905)
   Collections on Agent loans                                                         744,557                     564,467
                                                                           ------------------           -----------------
       Net cash used in investing activities                               $      (53,773,410)          $     (27,979,777)

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                          $      (14,510,889)          $     (12,823,576)
                                                                           ------------------           -----------------
       Net cash used in financing activities                               $      (14,510,889)          $     (12,823,576)
                                                                           ------------------           -----------------
   Net (decrease) in cash and cash equivalents                                     (1,120,218)                   (625,336)
   Cash and cash equivalents at beginning of period                                53,148,495                  18,719,624
                                                                           ------------------           -----------------
   Cash and cash equivalents at end of period                              $       52,028,277           $      18,094,288
                                                                           ==================           =================


Supplemental disclosures of cash flow information:
Cash paid during the six months ended June 30, 1998 and 1997 for income taxes was $28,221,547 and $25,638,127 respectively.

See Notes to Consolidated Financial Statements.

                            ERIE INDEMNITY COMPANY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


NOTE B --  RECLASSIFICATIONS

Certain amounts as previously reported in the 1997 financial statements have been reclassified to conform to the current year's presentation.


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

The following is a summary of available-for-sale securities:

                            Available-for-Sale Securities

                                                                         Gross                 Gross
                                                   Amortized           Unrealized            Unrealized            Fair
(In Thousands)                                        Cost                Gains                Losses              Value

June 30, 1998
U.S. Treasuries & Agencies                      $      13,019        $        493         $           3     $      13,509
States & Political Subdivisions                        41,662               2,837                     4            44,495
Special Revenue                                       120,710               6,985                     1           127,694
Public Utilities                                       10,369                 166                     0            10,535
Industrial & Miscellaneous                            173,773               7,468                   489           180,752
Foreign Governments                                     1,990                   0                   355             1,635
Foreign Industrial & Miscellaneous                      3,665                  87                     0             3,752
                                                -------------        ------------         -------------     -------------
   Total Fixed Maturities                       $     365,188        $     18,036         $         852     $     382,372
                                                -------------        ------------         -------------     -------------

Common Stock                                    $      66,570        $     31,863         $       7,113     $      91,320
Preferred Stock                                        92,175               7,753                    79            99,849
                                                -------------        ------------         -------------     -------------
   Total Equity Securities                      $     158,745        $     39,616         $       7,192     $     191,169
                                                -------------        ------------         -------------     -------------
                                                $     523,933        $     57,652         $       8,044     $     573,541
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


NOTE E -- SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.6% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized income statement information for EFL:

                                                                              Six Months Ended             Six Months Ended
                                                                                June 30, 1998                June 30, 1997
                                                                             ------------------           ------------------

Revenues                                                                     $       47,691,941           $       43,588,649
Benefits and expenses                                                                29,057,962                   30,005,294
                                                                             ------------------           ------------------
Income before income taxes                                                           18,633,979                   13,583,355
Income taxes                                                                          6,571,824                    4,569,028
                                                                             ------------------           ------------------
Net income                                                                   $       12,062,155           $        9,014,327
                                                                             ==================           ==================

Dividends paid to shareholders                                               $        2,835,000           $        2,457,004
                                                                             ==================           ==================

Net unrealized appreciation (depreciation) on
  investment securities at June 30, net of
  deferred taxes                                                             $       25,004,334           $        7,489,012
                                                                             ==================           ==================

                                       10


NOTE F -- NOTE RECEIVABLE FROM AFFILIATE

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


OPERATING RESULTS

Financial Overview

Consolidated net income increased by 16.5% for the second quarter of 1998 to $35,470,481, or $.48 per share, from $30,443,769 or $.41 per share, for the second quarter of 1997. The increase in net income was driven by improved results in all three of the Company's operating segments. The gains generated by management and investment operations were supplemented by improved underwriting results when compared to the second quarter of 1997.

For the six months ended June 30, 1998, net income rose 14.5% to $67,169,540 or $.90 per share, from $58,654,563 or $.79 per share reported for the same period in 1997. Management operations improved as growth in management fee revenue outpaced the cost of management operations. Insurance underwriting operations improved considerably in the first six months of 1998 as a result of mild weather conditions experienced in the Company's operating territories. Revenue from investment operations grew by 25.8% as the Company's cash flow was invested.


RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 5.0% to $130,184,972 for the three months ended June 30, 1998 from $123,993,772 for the three months ended June 30, 1997. Management fee revenue increased 4.3% to $247,508,627 in the first six months of 1998 compared to $237,248,101 for the same period in 1997.

The direct and affiliated assumed premiums of the Exchange grew by 3.9% for the second quarter of 1998 versus the same period in 1997. The personal lines auto market continues to be extremely competitive and rate pressures have increased in many of the Exchange's operating territories. The Exchange's overall premium growth was influenced negatively by a rate reduction included in Pennsylvania workers compensation legislative reforms. The Exchange's involuntary automobile premiums have also decreased over the last year as a result of fewer assignments from the Pennsylvania assigned risk plan. Involuntary automobile business is written on substandard risks and historically has produced underwriting results worse than the preferred risks voluntarily written by the Erie Insurance Group. When the effect of workers compensation and involuntary automobile insurance are excluded, the direct and affiliated assumed premiums of the Exchange grew 4.9% for the first six months of 1998 when compared to the same period in 1997.

On July 31, 1998 the Erie Insurance Group filed to lower its private passenger auto insurance rates in Pennsylvania beginning January 1, 1999. The overall effect will be a $53.2 million reduction in premium in 1999. This reduction is the result of the favorable loss experience in Pennsylvania and is subject to the approval by the Pennsylvania Insurance Department. This rate decrease will reduce the Company's net revenue from management operations by about $7.5 million in 1999, assuming a management fee rate of 24.25% in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The rate of growth in the management fee revenue was greater than the growth in direct and affiliated assumed premium of the Exchange because the management fee rate charged the Exchange in the second quarter of 1998 was 24.25% compared to a rate of 24% charged in the second quarter of 1997. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

Service agreement revenue totaled $2,942,924 and $1,056,494 for the quarter ended June 30, 1998 and 1997, respectively. Beginning September 1, 1997 the Company was reimbursed by the Exchange for a portion of service charges collected by the property/casualty insurers of the Group from Policyholders as reimbursement for the costs incurred by the Company in providing extended payment terms on policies written by them. These reimbursements totaled $1,508,081 for the three months ended June 30, 1998.

The cost of management operations rose 4.8% for the second quarter of 1998 to $94,437,016 from $90,139,706 during the second quarter of 1997.

Commissions are the largest component of the cost of management operations. The Company is responsible for the payment of commissions to the independent Agents who sell insurance products for the Company's subsidiaries and the Exchange, and its subsidiary, Flagship City Insurance Company. The Agents receive commissions based on fixed percentage fee schedules with different commission rates by product line of insurance. Also included in commission expense are the costs of promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon the underwriting profitability of the insurance written and serviced by the Agent within the Erie Insurance Group of companies.

Commission costs totaled $65,015,264 for the second quarter of 1998, a 6.5% increase over the $61,068,198 reported in the second quarter of 1997. Commission costs grew at a rate faster than the rate of growth in direct and affiliated assumed written premiums of the Exchange due to increased provisions for agent contingency awards resulting from improved underwriting. The growth in premiums written on a quarterly and year-to-date basis were 3.9% and 3.2%, respectively.

The cost of management operations excluding commission costs, grew 1.2% for the three months ended June 30, 1998 to $29,421,752 from $29,071,509 recorded in the second quarter of 1997 as productivity improvements and modest growth in operating costs continued.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs totaled $17,406,012 for the three month period ended June 30, 1998, compared to $17,660,039 for the same period in 1997, a decrease of 1.4%.

Net revenues from the Company's management operations rose 10.5% to $39,064,709 for the three months ended June 30, 1998 from $35,362,818 for the same period in 1997. For the six months ended June 30, 1998 net revenue from management operations totaled $72,825,560, an increase of 8.5% when compared to the first six months of 1997.

Analysis of Insurance Underwriting Operations

The insurance underwriting operations of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which share proportionally in the property/ casualty underwriting results of the Erie Insurance Group, improved during the second quarter of 1998 versus the same period in 1997. In the second quarter of 1998, premiums earned for the Company's property/casualty insurance subsidiaries grew 4.7% to $28,146,565 compared to $26,888,265 for the same period in 1997. Losses, loss adjustment expenses and other underwriting expenses incurred increased at a slower rate than premiums earned, up 2.8% for the second quarter of 1998 amounting to $28,453,288 compared to $27,671,180 for the prior years second quarter. Catastrophe losses, as classified by the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company were $2,262,739 in the second quarter of 1998 compared to $279,907 in the second quarter of 1997. Despite the increase in catastrophe losses, the underwriting loss reported in the second quarter of 1998 amounted to $306,723 compared to a loss of $782,915 experienced in the second quarter of 1997. Second quarter 1997 underwriting profitability was reduced by the return of first quarters' recoveries under the aggregate excess of loss reinsurance agreement with the Exchange, which amounted to $1,262,112. There were no recoveries, or return of recoveries, in the second quarter of 1998 under this reinsurance agreement.

The GAAP combined ratio for the Company's property/casualty insurance operations improved to 98.0% for the six months ended June 30, 998 compared to a ratio of 101.6% for the same period in 1997. The GAAP combined ratio is the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Revenue from investment operations for the second quarter of 1998 increased by 33.7% to $13,553,770 from $10,138,252 in the second quarter of 1997. These results include a 17.7% increase in interest and dividends combined with a 20.6% increase in income from Erie Family Life Insurance Company (EFL). Realized gains on investments were $3,189,588 in the second quarter of 1998 and $1,359,760 in the second quarter of 1997. Revenue from investment operations for the six months ended June 30, 1998 increased 25.8% to $24,870,687 from $19,774,680 for the same period in 1997.

The Company owns a 21.6% investment in an affiliated life insurer, Erie Family Life Insurance Company. This investment is accounted for under the equity method of accounting. Consequently, the Company's investment earnings were a direct result of EFL's net income increasing to $12,062,155 from $9,014,327 for the six months ended June 30, 1998 and 1997, respectively. The earnings recognized from the investment in EFL increased to $2,609,044 for the six months ended June 30, 1998 from $1,949,799 for the same period in 1997.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short and long-term commitments of the Company. At June 30, 1998, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $626 million, or 44.8%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

The total investments of the Company consist of investments in fixed maturities, common stock, preferred stock, real estate mortgage loans and other invested assets. At June 30, 1998, 95.8% of total investments were invested in fixed maturities and equity securities. Mortgage loans and other invested assets represented only 4.2% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return.

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

At June 30, 1998, the Company's five largest investments in corporate debt securities totaled $26.5 million, none of which individually exceeded $6.7 million. These investments had a market value of $27.7 million.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from management operations as the attorney-in-fact for the Exchange, the net cash flow from the Erie Insurance Company's 5% and the Erie Insurance Company of New York's .5% participation in the underwriting results of the reinsurance pool with the Exchange, and the Company's investment income from affiliated and non-affiliated investments. With respect to the management fee cash flow, funds are generally received from the Exchange on a premiums collected basis, as the Company pays commissions on premiums collected rather than written premiums. The Company generates sufficient net positive cash flow from its operations to fund its commitments and to build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments.

Net cash flows provided by operating activities for the six months ended June 30, 1998 and 1997, were $67,164,081 and $40,178,017 respectively.

Dividends declared and paid to shareholders in the three months ended June 30, 1998 and 1997, totaled $7,255,444 and $6,411,788, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first six months of 1998.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at June 30, 1998 of $12,194,878 and at December 31, 1997 of $7,101,371.

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

At June 30, 1998 and December  31,  1997,  the  Company's  receivables  from its affiliates totaled $523,387,205 and $495,861,158, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, potentially expose the Company to concentrations of credit risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ACCOUNTING PRONOUNCEMENTS

FAS 130

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 is effective for fiscal years beginning after December 31, 1997 and requires reporting of comprehensive income in a full set of general purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period. The two components of comprehensive income reported by the Company are net income from operations and unrealized gain or loss from investments, net of tax. Included in the report are statements of comprehensive income for the three and six months ended June 30, 1998 and 1997.


SOP 98-1 - Software Costs

During the first quarter of 1998, the Company adopted AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1 the Company began capitalizing internal use software costs. The adoption of this statement resulted in an immaterial impact on 1998 net income.







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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The H.O. Hirt Trusts collectively own 2,340 shares of the Company's Class B Common Stock. The Company's Class B Common Stock has the exclusive right to vote in the election of directors of the Company. Since such shares represent 76.22% of the outstanding shares of the Company's Class B Common Stock, the vote of the H.O. Hirt Trusts is sufficient to determine the outcome of any election of directors. The trustees of the H.O. Hirt Trusts are F. William Hirt, Chairman of the Board of the Company, a director of the Company, a beneficial owner of more than 10% of the Company's outstanding Class A Common Stock and a beneficiary of one of the two H.O. Hirt Trusts; his sister, Susan Hirt Hagen, a director of the Company, a beneficial owner of more than 10% of the Company's outstanding Class A Common Stock and a beneficiary of the other H.O. Hirt Trust, and Mellon Bank, N.A. ("Mellon"). Under the provisions of the H.O. Hirt Trusts, the shares of the Company's Class B Common Stock held by the H.O. Hirt Trusts are to be voted as directed by a majority of the three trustees.

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

On April 2, 1998, Susan Hirt Hagen, a director of the Company, filed petitions in the Orphan's Court Division of the Court of Common Pleas of Erie County, Pennsylvania (the "Court") seeking the removal of Mellon as a co-trustee of the H.O. Hirt Trust with respect to Susan Hirt Hagen and as a co-trustee of the H.O. Hirt Trust with respect to F. William Hirt. Among the relief requested by Susan Hirt Hagen in the petitions was the grant of a preliminary injunction against Mellon from voting the Class B Common Stock held by the H.O. Hirt Trusts for the purpose of the election of directors at the Company's April 28, 1998 annual meeting of shareholders. Because of the potential substantial harm to the Company if the preliminary injunction were granted, the Company filed a petition to intervene in the preliminary injunction proceedings which the Court granted on April 20, 1998. Following a hearing on April 20, 1998, the Court issued an opinion on April 21, 1998 and an order denying Susan Hirt Hagen's request for a preliminary injunction. On April 28, 1998, the Company's 1998 annual meeting of shareholders was held as scheduled and each of the candidates for election as a director of the Company named in the Company's April 1, 1998 proxy statement was elected as a director of the Company.

On June 3, 1998, the Company, because of its substantial interest in the outcome of any matter involving a change in Mellon's status as a co-trustee of the H.O. Hirt Trusts, petitioned the Court to intervene in the trial of the issues remaining under Susan Hirt Hagen's petitions to remove Mellon as a co-trustee. On June 24, 1998, the court denied the Company's petition, and, on July 13, 1998, the Company appealed the Court's denial to the Superior Court of Pennsylvania which appeal remains pending. On August 5, 1998, Susan Hirt Hagen, a director of the Company, filed a motion with the Superior Court of Pennsylvania to quash the Company's appeal. The Company's response to this motion is to be filed not later than August 9, 1998.

During June and July 1998, substantial discovery took place involving Susan Hirt Hagen's petitions to remove Mellon as co-trustee. In the ten days preceding the scheduled trial date of July 30, 1998, discussions took place between counsel for Mellon and Susan Hirt Hagen concerning a possible basis for settlement of the pending litigation. These discussions involved the circumstances under which Mellon might resign as co-trustee of the H.O. Hirt Trusts and the establishment of procedures pursuant to which a successor trustee would be appointed by the Court or by agreement of Susan Hirt Hagen and F. William Hirt. After a hearing conducted on July 30, 1998, the Court by letter advised counsel for all parties that the Court would not approve the settlement proposal that had been presented during the July 30, 1998 hearing, and that Mellon was to advise the Court on or before August 21, 1998 whether a revised settlement proposal would be submitted or whether the petitions to remove Mellon as co-trustee should be scheduled for trial by the Court for some later unspecified date.

On August 4, 1998, the Company filed a further petition with the Court seeking the right to intervene in the proceedings insofar as the proceedings would entail the possible approval of any settlement of the petitions to remove Mellon as co-trustee or the appointment of a successor trustee to Mellon.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Erie Indemnity Company
                                                               (Registrant)


Date:  August 6, 1998                       /s/ Stephen A. Milne
                                                President & CEO


                                           /s/  Philip A. Garcia,
                                                Executive Vice President & CFO
                                       17