Form 10-Q
period 1998-09-30
ERIE INDEMNITY CO
filed 1998-11-13
CIK 922621

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1998

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 67,032,000 shares as of October 31, 1998.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of October 31, 1998.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                                           INDEX

                                                  ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

         Consolidated Statements of Financial Position--September 30, 1998 and December 31, 1997

         Consolidated Statements of Operations--Three and nine months ended September 30, 1998 and 1997

         Consolidated Statements of Comprehensive Income--Three and nine months ended September 30, 1998 and 1997

         Consolidated Statements of Cash Flows--Nine months ended
         September 30, 1998 and 1997

         Notes to Consolidated Financial Statements--September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                                   ERIE INDEMNITY COMPANY

                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                           September 30,               December 31,
                  ASSETS                                                       1998                        1997
                                                                       -------------------         -----------------
                                                                          (Unaudited)
INVESTMENTS
   Fixed Maturities Available-for-Sale at fair value
     (amortized cost of $375,840,267 and
     $333,135,959, respectively)                                       $       396,336,782         $     349,972,703
   Equity Securities (cost of $179,827,248 and
     $144,123,112, respectively)                                               193,319,712               165,132,504
   Real Estate Mortgage Loans                                                    8,300,585                 8,392,518
   Other Invested Assets                                                        14,743,278                 7,932,571
                                                                       -------------------         -----------------

        Total Investments                                              $       612,700,357         $     531,430,296

   Cash and Cash Equivalents                                                    54,029,787                53,148,495
   Equity in Erie Family Life
     Insurance Company                                                          36,831,896                34,687,640
   Accrued Investment Income                                                     8,047,596                 6,128,725
   Premiums Receivable from Policyholders                                      115,966,607               108,057,986
   Prepaid Federal Income Tax                                                            0                 1,681,573
   Deferred Policy Acquisition Costs                                            11,224,416                10,283,372
   Receivables from Erie Insurance Exchange
     and Affiliates                                                            527,365,776               495,861,158
   Note Receivable from Erie Family
     Life Insurance Company                                                     15,000,000                15,000,000
   Property and Equipment                                                       11,381,458                10,130,230
   Other Assets                                                                 33,142,382                26,134,306
                                                                       -------------------         -----------------

        Total Assets                                                   $     1,425,690,275         $   1,292,543,781
                                                                       ===================         =================

See Notes to Consolidated Financial Statements.

                                   ERIE INDEMNITY COMPANY

                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                         September 30,                December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          1998                       1997
                                                                       -------------------         -----------------
                                                                           (Unaudited)
LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                          $       432,947,191         $      413,408,941
   Unearned Premiums                                                           239,276,780                219,210,522
   Accounts Payable and Accrued Expenses                                        13,898,948                  9,785,773
   Accrued Commissions                                                          87,054,569                 81,150,931
   Accrued Vacation and Sick Pay                                                 4,692,813                  5,322,327
   Deferred Compensation                                                         2,395,223                  1,933,020
   Dividends Payable                                                             7,255,444                  7,255,444
   Deferred Income Taxes                                                         7,950,658                  7,101,371
   Federal Income Tax Payable                                                    2,285,355                          0
   Accrued Benefit Obligations                                                  10,520,421                  7,992,300
                                                                       -------------------         ------------------

          Total Liabilities                                            $       808,277,402         $      753,160,629
                                                                       -------------------         ------------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
       per share; authorized 74,996,930 shares;
       issued and outstanding 67,032,000 shares                        $         1,955,100         $        1,955,100
     Class B Common, stated value $70.00
       per share; authorized 3,070 shares;
       issued and outstanding 3,070 shares                                         214,900                    214,900
   Additional Paid-In Capital                                                    7,830,000                  7,830,000
   Accumulated Other Comprehensive Income
     net of deferred taxes of $14,320,365 and
     $15,626,105, respectively                                                  25,954,553                 29,024,573
   Retained Earnings                                                           581,458,320                500,358,579
                                                                       -------------------         ------------------

          Total Shareholders' Equity                                   $       617,412,873         $      539,383,152
                                                                       -------------------         ------------------

          Total Liabilities and
          Shareholders' Equity                                         $     1,425,690,275         $    1,292,543,781
                                                                       ===================         ==================

See Notes to Consolidated Financial Statements.

                                   ERIE INDEMNITY COMPANY

                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             Three Months Ended                        Nine Months Ended
                                                                September 30                               September 30
                                                          -------------------------------------  -----------------------------------
MANAGEMENT OPERATIONS:                                             1998               1997              1998                 1997

  Management Fee Revenue                                  $     129,046,712  $      122,875,909  $      376,555,339  $   360,124,010
  Service Agreement Revenue                                       3,944,646           1,830,528           9,886,891        4,158,813
  Other Operating Revenue                                           369,086             352,841           1,116,876        1,414,073
                                                          -----------------  ------------------  ------------------  ---------------

    Total Revenue from Management Operations                    133,360,444         125,059,278         387,559,106      365,696,896

  Cost of Management Operations                                  93,313,277          88,518,472         274,686,379      262,039,214
                                                          -----------------  ------------------  ------------------  ---------------

    Net Revenue From
      Management Operations                               $      40,047,167  $       36,540,806  $      112,872,727  $   103,657,682
                                                          -----------------  ------------------  ------------------  ---------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                         $      28,387,446  $       27,099,189  $       83,995,073  $    79,838,028

  Losses and Loss Adjustment Expenses Incurred                   19,653,955          19,790,114          58,604,908       59,015,371
  Policy Acquisition and Other Underwriting
    Expenses                                                      8,830,200           7,608,033          24,366,116       21,952,443
                                                          -----------------  ------------------  ------------------  ---------------

    Total Losses and Expenses                                    28,484,155          27,398,147          82,971,024       80,967,814
                                                          -----------------  ------------------  ------------------  ---------------

    Underwriting (Loss) Gain                              $         (96,709) $         (298,958) $        1,024,049  $   (1,129,786)
                                                          -----------------  ------------------  ------------------  ---------------

INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                                $         792,289  $        1,195,419  $        3,401,333  $     3,145,218
  Net Investment Income                                           9,824,865           8,348,099          27,900,142       23,675,896
  Realized Gain on Investments                                    1,230,011           2,205,947           5,416,377        4,703,031
                                                          -----------------  ------------------  ------------------  ---------------

    Revenue from Investment Operations                           11,847,165          11,749,465          36,717,852       31,524,145
                                                          -----------------  ------------------  ------------------  ---------------

    Income Before Income Taxes                                   51,797,623          47,991,313         150,614,628      134,052,041

  Provision for Income Taxes                                     16,101,086          15,863,037          47,748,551       43,269,202
                                                          -----------------  ------------------  ------------------  ---------------

    Net Income                                            $      35,696,537  $       32,128,276  $      102,866,077  $    90,782,839
                                                          =================  ==================  ==================  ===============

    Net Income per Share                                  $            0.48  $             0.43  $             1.38  $          1.22
                                                          =================  ==================  ==================  ===============

  Dividends Declared per Share:

    Class A non-voting Common                             $          0.1075  $            0.095  $           0.3225  $         0.285
                                                          -----------------  ------------------  ------------------  ---------------
    Class B Common                                        $          16.125  $            14.25  $           48.375  $         42.75
                                                          -----------------  ------------------  ------------------  ---------------

See Notes to Consolidated Financial Statements.

                                   ERIE INDEMNITY COMPANY

                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30                       September 30
                                                          -------------------------------------  -----------------------------------

                                                                   1998                1997                1998            1997

Net Income                                                $      35,696,537  $       32,128,276  $      102,866,077  $   90,782,839
                                                          -----------------  ------------------  ------------------  --------------
  Unrealized Gains (Losses) on Securities:
    Unrealized Holding (Losses) Gains Arising
      During Period                                             (16,780,584)         16,174,344             693,271      26,200,086
    Less:  Reclassification Adjustment for
      Gains Included in Net Income                                1,230,011           2,205,947           5,416,377       4,703,031
                                                          -----------------  ------------------  ------------------  --------------
      Net Unrealized Holding (Losses) Gains
        Arising During Period                             $     (18,010,595) $       13,968,397  $       (4,723,106) $   21,497,055
  Income Tax Benefit (Expense) Related to
    Unrealized Gains or Losses                                    6,303,708          (4,888,939)          1,653,087      (7,523,969)
                                                          -----------------  ------------------  ------------------  --------------
  Other Comprehensive (Loss) Income, Net of Tax           $     (11,706,887) $        9,079,458  $       (3,070,019) $   13,973,086
                                                          -----------------  ------------------  ------------------  --------------
  Comprehensive Income                                    $      23,989,650  $       41,207,734  $       99,796,058  $  104,755,925
                                                          =================  ==================  ==================  ==============

See Notes to Consolidated Financial Statements.

                                   ERIE INDEMNITY COMPANY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended           Nine Months Ended
                                                                        September 30, 1998          September 30, 1997
                                                                        ------------------          ------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                           $      102,866,077          $       90,782,839
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                               1,512,252                   1,366,444
     Deferred income tax expense                                                 1,973,432                   1,099,882
     Realized gain on investments                                               (5,416,377)                 (4,703,031)
     Amortization of bond discount                                                (100,054)                   (103,771)
     Undistributed earnings of Erie Family Life                                 (2,481,579)                 (2,317,438)
     Deferred compensation                                                         462,203                     203,960
   Increase in accrued investment income                                        (1,918,871)                 (1,155,486)
   Increase in receivables                                                     (39,159,997)                (40,286,641)
   Policy acquisition costs deferred                                           (16,843,061)                (16,010,661)
   Amortization of deferred policy acquisition costs                            15,902,016                  14,943,583
   Increase in prepaid expenses and
     other assets                                                               (6,880,040)                 (6,299,488)
   Increase in accounts payable and
     accrued expenses                                                            6,011,782                   1,384,177
   Increase in accrued commissions                                               5,903,638                   8,119,998
   Increase in income taxes payable                                              3,966,928                   3,895,709
   Increase in loss reserves                                                    19,538,250                  23,861,937
   Increase in unearned premiums                                                20,066,258                  13,036,317
                                                                        ------------------           -----------------
       Net cash provided by operating
         activities                                                     $      105,402,857           $      87,818,330

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                          (68,532,043)                (50,847,456)
     Equity securities                                                         (63,385,866)                (47,168,709)
     Mortgage loans                                                                      0                  (1,183,667)
     Other invested assets                                                      (9,847,958)                   (860,241)
   Sales/maturities of investments
     Fixed maturities                                                           26,707,619                  27,946,620
     Equity securities                                                          32,267,890                  39,449,450
     Mortgage loans                                                                 92,124                      94,319
     Other invested assets                                                       3,087,762                     290,538
   Purchase of property and equipment                                             (340,834)                    (34,469)
   Purchase of computer software                                                (2,422,645)                 (1,265,422)
   Loans to Agents                                                              (1,452,913)                 (1,043,025)
   Collections on Agent loans                                                    1,071,634                     902,497
                                                                        ------------------           -----------------
       Net cash used in investing activities                            $      (82,755,230)          $     (33,719,565)

CASH FLOW FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                       $      (21,766,335)          $     (19,235,364)
                                                                        ------------------           ------------------
       Net cash used in financing activities                            $      (21,766,335)          $     (19,235,364)
                                                                        ------------------           ------------------
   Net increase in cash and cash equivalents                                       881,292                  34,863,401
   Cash and cash equivalents at beginning of period                             53,148,495                  18,719,624
                                                                        ------------------           -----------------
   Cash and cash equivalents at end of period                           $       54,029,787           $      53,583,025
                                                                        ==================           =================

Supplemental disclosures of cash flow information:
Cash paid during the nine months ended September 30, 1998 and 1997 for income taxes was $45,016,115 and $39,920,994 respectively.

See Notes to Consolidated Financial Statements.

                                   ERIE INDEMNITY COMPANY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


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

The following is a summary of available-for-sale securities:

                                   Available-for-Sale Securities

                                                                         Gross               Gross
                                                   Amortized           Unrealized          Unrealized           Fair
(In Thousands)                                       Cost                Gains               Losses             Value
September 30, 1998
U.S. Treasuries & Agencies                      $      13,018        $        838         $           0     $      13,856
States & Political Subdivisions                        41,662               3,380                     0            45,042
Special Revenue                                       123,951               7,975                     0           131,926
Public Utilities                                       12,353                 335                     0            12,688
Industrial & Miscellaneous                            177,706               9,007                   640           186,073
Foreign Governments                                     1,990                   0                   464             1,526
Foreign Industrial & Miscellaneous                      5,160                 168                   102             5,226
                                                -------------        ------------         -------------     -------------
   Total Fixed Maturities                       $     375,840        $     21,703         $       1,206     $     396,337
                                                -------------        ------------         -------------     -------------

Common Stock                                    $      69,239        $     23,508         $      13,712     $      79,035
Preferred Stock                                       110,588               5,090                 1,393           114,285
                                                -------------        ------------         -------------     -------------
   Total Equity Securities                      $     179,827        $     28,598         $      15,105     $     193,320
                                                -------------        ------------         -------------     -------------
                                                $     555,667        $     50,301         $      16,311     $     589,657
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

Other   invested   assets   (primarily   investments   in  real  estate  limited
partnerships) are recorded under the equity method of accounting.


NOTE E -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized financial statement information for EFL:

                                                                              Nine Months Ended            Nine Months Ended
                                                                             September 30, 1998           September 30, 1997
                                                                             ------------------           ------------------

Revenues                                                                     $       70,773,994           $       67,366,531
Benefits and expenses                                                                46,230,129                   44,725,322
                                                                             ------------------           ------------------
Income before income taxes                                                           24,543,865                   22,641,209
Income taxes                                                                          8,818,793                    8,100,211
                                                                             ------------------           ------------------
Net income                                                                   $       15,725,072           $       14,540,998
                                                                             ==================           ==================

Dividends paid to shareholders                                               $        4,110,752           $        3,732,756
                                                                             ==================           ==================

Net unrealized appreciation (depreciation) on
  investment securities at September 30, net of
  deferred taxes                                                             $       18,876,966           $       17,662,865
                                                                             ==================           ==================


NOTE F -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

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


OPERATING RESULTS

Financial Overview

Consolidated net income increased by 11.1% for the third quarter of 1998 to $35,696,537, or $.48 per share, from $32,128,276 or $.43 per share, for the third quarter of 1997. The improved management operations were largely responsible for the increase in net income for the quarter.

For the nine months ended September 30, 1998, net income increased 13.3% to $102,866,077 or $1.38 per share, from $90,782,839 or $1.22 per share reported for the same period in 1997. Management operations improved as growth in management fee revenue outpaced the cost of management operations. Insurance underwriting operations improved in the first nine months of 1998 as a result of generally favorable underwriting trends and claims and underwriting initiatives recently begun. Revenue from investment operations grew 16.5% to $36,717,852 for the nine months ended September 30, 1998 as the Company's cash flow was invested.


RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 5.0% to $129,046,712 for the three months ended September 30, 1998 from $122,875,909 for the three months ended September 30, 1997. Management fee revenue increased 4.6% to $376,555,339 in the first nine months of 1998 compared to $360,124,010 for the same period in 1997.

The direct and affiliated assumed premiums of the Exchange, upon which management fee is based, grew by 3.9% for the third quarter of 1998 compared to the third quarter of 1997. The rate of growth in management fee revenue was greater than the rate of growth in direct and affiliated assumed premium of the Exchange because the management fee rate charged the Exchange in the third quarter of 1998 was 24.25% compared to a rate of 24% charged in the third quarter of 1997. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%. The personal lines automobile market continues to be extremely competitive and rate pressures have increased in many of the Exchange's operating territories. The Exchange's overall premium growth was also negatively influenced by a rate reduction in Pennsylvania workers compensation resulting from legislative reforms and competitive pressures in workers compensation insurance in general. The Exchange's involuntary automobile premiums have also decreased over the last year as a result of fewer assignments from the Pennsylvania assigned risk plan. Involuntary automobile business is written on substandard risks and historically has produced underwriting results much worse than the preferred risks voluntarily written by the Exchange. When the effect of the workers compensation premium decrease and involuntary automobile insurance premium decrease are excluded, the direct and affiliated assumed premiums of the Exchange increased 5.1% for the three months ended September 30,1998 when compared to the same period in 1997.

On July 31, 1998 the Erie Insurance Group filed to lower its private passenger auto insurance rates in Pennsylvania beginning January 1, 1999. This reduction was sought as a result of favorable loss experience in Pennsylvania. On October 27, 1998, the Pennsylvania Insurance Department approved this filing. The overall effect of this filing is an estimated $53.2 million reduction in premium in 1999. This rate decrease will

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

reduce the Company's net revenue from management operations by about $7 million in 1999, assuming no change in the current management fee rate.

Service agreement revenue totaled $3,944,646 and $1,830,528 for the quarter ended September 30, 1998 and 1997, respectively. Beginning September 1, 1997 the Company was reimbursed by the Exchange for a portion of service charges collected by the property/casualty insurers of the Group from Policyholders for the costs incurred by the Company in providing extended payment terms on policies written by them. These reimbursements totaled $2,145,313 for the three months ended September 30, 1998 compared to $461,199 during the same period in 1997.

The cost of management operations increased 5.4% for the third quarter of 1998 to $93,313,277 from $88,518,472 during the third quarter of 1997.

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

Commission costs totaled $64,704,256 for the third quarter of 1998, a 6.8% increase over the $60,560,557 reported in the third quarter of 1997. Commission costs grew faster than the rate of growth in written premiums due to increased provisions for agent contingency awards resulting from the improved underwriting results experienced in 1998 and agent promotional incentives. The growth in premiums written on a quarterly and year-to-date basis were 3.9% and 3.5%,respectively.

The cost of management operations excluding commission costs, increased 2.3% for the three months ended September 30, 1998 to $28,609,021 from $27,957,915 recorded in the third quarter of 1997 as productivity improvements and modest growth in operating costs continued.

Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs totaled $16,635,552 for the three month period ended
September 30, 1998, compared to $17,173,201 for the same period in 1997, a decrease of 3.1%. The 1998 decline is the result of increased expense reimbursements from the Exchange. As attorney-in-fact for the Exchange, the Company pays almost all expenses of the Group and allocates those costs to the respective Company responsible for them in accordance with intercompany agreements. Increased reimbursements in 1998 to the Company for personnel costs of the loss adjustment function was the result of an increased percentage of loss adjustment personnel to total personnel. The increased percentage resulted in a larger share of staff department overhead being allocated to the loss adjustment function resulting in higher reimbursements to the Company.

Net revenue from the Company's management operations increased 9.6% to $40,047,167 for the three months ended September 30, 1998 from $36,540,806 for the same period in 1997. For the nine months ended September 30, 1998 net revenue from management operations totaled $112,872,727, an increase of 8.9% when compared to the first nine months of 1997.

Analysis of Insurance Underwriting Operations

Insurance underwriting results are produced from the Company's property and casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany reinsurance pooling arrangement. Insurance underwriting operations improved to a loss of $96,709 in the third quarter of

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

1998 compared to a loss of $298,958 in the third quarter of 1997. In the third quarter of 1998, premiums earned increased 4.8% to $28,387,446 compared to $27,099,189 for the same period in 1997. Losses, loss adjustment expenses and other underwriting expenses incurred increased at a slower rate than premiums earned, up 4.0% for the third quarter of 1998 amounting to $28,484,155 compared to $27,398,147 for the prior year's third quarter. Claims and underwriting initiatives recently enacted by the Company combined with generally favorable underwriting trends, contributed positively to the underwriting results for the first three quarters of 1998. For the nine months ended September 30, 1998 the Company posted an underwriting gain of $1,024,049 compared to an underwriting loss of $1,129,786 for the same period in 1997. Catastrophic losses, as classified by the Company were $911,000 in the third quarter of 1998 compared to $318,000 in the third quarter of 1997. Included in the other underwriting expenses are assessments made by state insurance guaranty associations. These assessments are mandated by statute and are used by the various state insurance guaranty associations to guarantee the property and casualty policies of companies that have become insolvent. These mandatory assessments totaled $670,500 in the third quarter of 1998 compared to $6,200 in the third quarter of 1997.

The GAAP combined ratio for the Company's property and casualty insurance operations improved to 98.8% for the nine months ended September 30, 1998 compared to a ratio of 101.4% for the same period in 1997. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Revenue from investment operations for the third quarter of 1998 increased slightly to $11,847,165 from $11,749,465 in the third quarter of 1997. Growth in net revenue from investment operations in the third quarter of 1998 resulted from a 17.7% increase in net investment income. This increase was offset by a decrease in the equity in earnings of Erie Family Life Insurance Company, the Company's life insurance affiliate, and decreased realized gains on investments. The Company records income from its 21.63% investment in Erie Family Life under the equity method of accounting. The earnings recognized from the Company's investment in Erie Family Life totaled $792,289 in the third quarter of 1998 compared to $1,195,419 recorded in the third quarter of 1997. Realized gains on investments were $1,230,011 in the third quarter of 1998 compared to $2,205,947 in the third quarter of 1997. The earnings recognized from the investment in EFL increased to $3,401,333 for the nine months ended September 30, 1998 from $3,145,218 for the same period in 1997.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short and long-term commitments of the Company. At September 30, 1998, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $644 million, or 45.1%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

At September 30, 1998, 96.2% of total investments consist of fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3.8% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return.

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

At September 30, 1998, the Company's five largest investments in corporate debt securities totaled $25.9 million, none of which individually exceeded $6.4 million. These investments had a market value of $27.8 million.


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

Net cash flows provided by operating activities for the nine months ended September 30, 1998 and 1997, were $105,402,857 and $87,818,330 respectively.

Dividends declared and paid to shareholders in the three months ended September 30, 1998 and 1997, totaled $7,255,444 and $6,411,787, respectively. There are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. No dividends were paid to the Company from its property/casualty insurance subsidiaries during the first nine months of 1998.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at September 30, 1998 of $7,950,658 and at December 31, 1997 of $7,101,371.

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

At September 30, 1998 and December 31, 1997, the Company's receivables from its affiliates totaled $527,365,776 and $495,861,158, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, potentially expose the Company to concentrations of credit risk.

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


YEAR 2000 READINESS DISCLOSURE

As financial services enterprises, Erie Indemnity Company and the property & casualty insurance companies it manages are dependent on information systems to conduct business. Like all companies with information and systems dependencies, the Company is continually faced with significant information technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and subsequent dates. References to the Company in the description below pertain to the Company and the property & casualty insurance companies under its' management.

The effect of the Year 2000 Issue cannot be exactly measured with certainty and any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 17.

Company's State of Readiness

Work on correcting the Company's internal systems for Year 2000 began in the mid 1990's. The Company categorizes internal systems as general administration systems, core property and casualty policy processing and core claims systems. Management has also developed plans for personal computer (PC) applications and embedded microchip technology to avoid complications that could occur if these systems or adjunct applications were to fail. Finally, management is developing test plans to assure external business contacts will be ready for Year 2000 and in some cases, contingency plans to deal with any foreseeable failures of any mission critical systems.

Internal Systems: Many of the Company's mission critical general administration systems have been replaced over the past four years to take advantage of new technology and to accommodate growth and related information needs. These systems (and the completion dates of their replacement) were as follows: Human Resources (1995); Payroll Administration (1995); General Ledger (1997); Investment Accounting (1996); and Accounts Payable (projected December, 1998). Each of these new systems is vendor certified to be fully Year 2000 compliant.

As of September 30, 1998, approximately 98 percent of the Company's core insurance policy processing system code has been modified to be Year 2000 compliant. The remaining program modifications are expected to be completed by the end of 1998 on this internally developed system. As program modifications are completed, they are being tested individually and qualified to be performing acceptably. Integrated business testing involving the entire system is planned for the first quarter of 1999.

The Company's Claims System was developed and written in house. It was implemented in 1994. The system was designed to accommodate four digit date fields and is fully year 2000 compliant. Testing of it's operating environment and interfaces are planned for the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Personal Computers & Embedded Microchip Technology: The Company completed an inventory of all microcomputers, software and embedded microchip systems in 1997. Since that time, measures have been taken to remediate known Year 2000 compliance issues, principally by replacement of non-compliant devices and software. The inventory is scheduled for update before year-end 1998 and action plans for remediation of any remaining non-compliant devices or software will be in place before December 31, 1998. Final remedial actions planned are to be completed before March 31, 1999, including testing of and/or contingency planning for any applications or devices considered to be mission critical.

External Business Contacts: During the first four months of 1998, a complete inventory of external parties who conduct business with the Company was developed. The inventory was used as a basis to request certifications from outside parties as to their year 2000 readiness. Substantially all of the critical external parties contacted have confirmed that they will be compliant within time frames that are acceptable to the Company.

During the fourth quarter of 1998, the Company will focus efforts on a second inventory of key outside parties whom management believes support mission critical operations of the Company. Dialogue with these vendors has been ongoing throughout 1998. For this category of outside party, more extensive qualification of their year 2000 readiness will be established. Qualification will include some combination of testing and contingency planning depending upon the circumstances and management's relative comfort level with the outside parties state of readiness.

Cost to Address Year 2000 Issues

The Company did not establish a specific budget to address the Year 2000 Issue. By including Year 2000 changes in the scope of each system development and maintenance project, the solution to the Company's Year 2000 Issue became an extension of all system projects. Initial estimates for remedial programs were less than 9,000 hours. This does not include the effort to replace entire software applications as those replacements were not done solely to solve the Year 2000 problems.

Based upon known factors and the measures taken to date, management does not anticipate significant future costs in order to address the Year 2000 Issue. Costs anticipated include personnel costs (to test internal systems, test external party interfaces, develop contingency plans and replace software and hardware devices that are not year 2000 compliant), personal computer software and hardware. Costs that have been incurred to date, have been charged to operations as incurred. Estimates of both the cost incurred to date and future costs are not material to the financial position and results of operations of the Company.

Risk of the Company's Year 2000 Issues

The proper functioning of the Company's computer systems and applications is critical to the continued operations of the Company. By addressing the Year 2000 Issue over several years in the ordinary course of business, the costs and uncertainty associated with it have been reduced significantly. Management believes that all systems and applications will be Year 2000 compliant sufficiently in advance of January 1, 2000, and therefore, will not adversely affect the operations of the Company.

It is possible that certain key external parties will certify their systems as year 2000 compliant when in fact they are not. The inability of the Company to respond to uncontrollable circumstances is always a concern. For example, if numerous key third parties are unable to support the operations of the Company, operations could be adversely affected. The Company as part of overall risk management will be preparing contingency plans during the first six months of 1999 in response to the possibility of key third party failure. Management does not anticipate, nor would management characterize these scenarios, as having a greater than remote possibility of occurrence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's Contingency Plans if a Vendor or the Company fail to Address Year 2000 Issues

This risk described above will be addressed through contingency planning. The level of contingency planning will be commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans are being developed and will be finalized during the second and third quarter of 1999.



The statements herein are forward-looking statements containing the beliefs of management that involve risks and uncertainties. These risks and uncertainties include but are not limited to, human or mechanical errors in correcting Year 2000 Issues; incorrect or improper (intentional or otherwise) representations by third parties as to their compliance or remediation efforts; the failure of third parties to follow through on their remediation efforts and the inability to identify and/or locate processing chips that are subject to Year 2000 problems.



    ***********************************************************************






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

Under the Pennsylvania Insurance Company Law and the Company's By-laws, the candidates for election as directors of the Company are to be nominated by a committee consisting solely of persons who are not officers or employees of the Company or of any entity controlling, controlled by or under common control with the Company and who are not beneficial owners of a controlling interest in the voting securities of the Company. On March 11, 1998, the Nominating Committee of the Company's Board of Directors nominated 12 persons as candidates for election as directors of the Company at the Company's April 28, 1998 annual meeting of shareholders. The 12 persons nominated did not include Thomas B. Hagen, the husband of Susan Hirt Hagen, as a candidate for election as a director of the Company at such annual meeting. Thomas B. Hagen had served as a director of the Company since 1979.

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

On June 3, 1998, the Company, because of its substantial interest in the outcome of any matter involving a change in Mellon's status as a co-trustee of the H.O. Hirt Trusts, petitioned the Court to intervene in the trial of the issues remaining under Susan Hirt Hagen's petitions to remove Mellon as a co-trustee. On June 24, 1998, the court denied the Company's petition, and, on July 13, 1998, the Company appealed the Court's denial to the Superior Court of Pennsylvania which appeal remains pending. On August 5, 1998, Susan Hirt Hagen, a director of the Company, filed a motion with the Superior Court of Pennsylvania to quash the Company's appeal. On August 17, 1998, the Company filed its response to Susan Hirt Hagen's motion to quash the Company's appeal. On October 19, 1998, the Superior Court of Pennsylvania denied without prejudice Susan Hirt Hagen's motion to quash the Company's appeal, and the Superior Court of Pennsylvania established a schedule for the submission of briefs on the merits of the Company's appeal.

During June and July 1998, substantial discovery took place involving Susan Hirt Hagen's petitions to remove Mellon as co-trustee. In the ten days preceding the scheduled trial date of July 30, 1998, discussions took place between counsel for Mellon and counsel for Susan Hirt Hagen concerning a possible basis for settlement of the pending litigation. These discussions involved the circumstances under which Mellon might resign as co-trustee of the H.O. Hirt Trusts and the establishment of procedures pursuant to which a successor trustee would be appointed by the Court or by agreement of Susan Hirt Hagen and F.

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

On August 4, 1998, the Company filed a further petition with the Court seeking the right to intervene in the proceedings insofar as the proceedings would entail the possible approval of any settlement of the petitions to remove Mellon as co-trustee or the appointment of a successor trustee to Mellon. On October 21, 1998, Mellon submitted to the Court a Petition to Resign Pursuant to and upon the Fulfillment of Certain Conditions Precedent (the "Mellon Petition"). On October 29, 1998, the Court conducted a hearing at which time, among other things, the Court heard testimony from two potential successor corporate trustees to Mellon, each of which potential successors, the Court was advised, had the approval of Mellon, Susan Hirt Hagen and F. William Hirt. During that same hearing, the Court indicated that it would accept the Mellon Petition and would in the future enter an order providing for the granting of the Mellon Petition, in conjunction with a further hearing on the matter of the appointment of a successor corporate co-trustee and the final Court approval thereof. On November 2, 1998, the Court scheduled such a further hearing for January 6, 1999.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three month period ending September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Erie Indemnity Company
                                                  (Registrant)


Date:  November 13, 1998
                               /s/Stephen A. Milne
                               -------------------
                               (Stephan A. Milne, President & CEO)



                               /s/Philip A. Garcia
                               -------------------
                              (Philip A. Garcia, Executive Vice President & CFO)