Form 10-K
period 1998-12-31
ERIE INDEMNITY CO
filed 1999-03-29
CIK 922621

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                               (NO FEE REQUIRED)

For the fiscal year ended December 31, 1998

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 67,007,500 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 26, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.
2. Portions of the Registrant's proxy statement relating to the annual meeting of shareholders to be held April 27, 1999 are incorporated by reference into Part III of this Form 10-K Report.

                                  INDEX

     PART        ITEM NUMBER AND CAPTION                              PAGE

     I           Item  1.  Business                                    3

     I           Item  2.  Properties                                  13

     I           Item  3.  Legal Proceedings                           13

     I           Item  4.  Submission of Matters to a
                           Vote of Security Holders                    13

     II          Item  5.  Market for Registrant's Common Equity
                           and Related Shareholder Matters             14

     II          Item  6.  Selected Consolidated Financial Data        14

     II          Item  7.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                               14

     II          Item  8.  Financial Statements and Supplementary
                           Data                                        14

     II          Item  9.  Changes In and Disagreements With
                           Accountants on Accounting and Financial
                           Disclosures                                 14

     III         Item 10.  Directors and Executive Officers
                           of the Registrant                           15

     III         Item 11.  Executive Compensation                      17

     III         Item 12.  Security Ownership of Certain
                           Beneficial Owners and Management            17

     III         Item 13.  Certain Relationships and Related
                           Transactions                                17

     IV          Item 14.  Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                     19

                                  PART I


Item 1.   Business


               Erie Indemnity Company (the "Company") is a Pennsylvania business corporation formed in 1925 to be the attorney-in-fact for Erie Insurance
Exchange (the "Exchange"), a Pennsylvania-domiciled reciprocal insurance exchange. The Company's principal business activity consists of management of the Exchange, and management fees received from the Exchange accounted for approximately 75.3% of the Company's consolidated revenues in 1998. The Company is also engaged in the property/casualty insurance business through its wholly-owned subsidiaries, Erie Insurance Company (Erie Insurance Co.), Erie Insurance Company of New York (Erie NY) and Erie Insurance Property & Casualty Company (Erie P&C) and through its management of Flagship City Insurance Company (Flagship), a subsidiary of the Exchange. In addition, the Company holds investments in both affiliated and unaffiliated entities, including a 21.6% common stock interest in Erie Family Life Insurance Company (EFL), an affiliated life insurance company, 52.2% of whose capital stock is owned by the Exchange, accounted for under the equity method of accounting. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively under the name "Erie Insurance Group". See the chart on the following page which details the organization of the Erie Insurance Group.

               As of December 31, 1998, the Company had 3,227 full-time employees. Of that total, 1,588 full-time employees provide claims-specific services exclusively for the Exchange and 89 full-time employees perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for these services. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Management Operations

               The Exchange, which commenced operations in 1925, underwrites a broad line of personal and commercial property and casualty insurance coverages, including automobile, homeowners, commercial multi-peril and workers' compensation. Erie Insurance Co. was organized in 1972 as a stock casualty insurance company to supplement the lines of business written by the Exchange, and was acquired by the Company from the Exchange as of December 31, 1991. Since January 1, 1992, Erie Insurance Co. and the Exchange have participated in an intercompany reinsurance pool whereby the parties share proportionately in the results of the property/casualty insurance operations conducted by Erie Insurance Co. and the Exchange. Effective January 1, 1995, Erie NY began participating in this intercompany reinsurance pool whereby Erie Insurance Co. maintained its 5% participation in the pool and Erie NY assumed a .5% participation in the pool, thus reducing the Exchange's participation in the pool from 95% to 94.5% at that date. Flagship was organized in 1992 as a stock casualty insurance company to conduct the Exchange's residual automobile market business. Erie P&C was organized in 1993 to conduct Erie Insurance Group's business in West Virginia and to write workers' compensation insurance in Pennsylvania. Erie NY was purchased in 1994 to conduct Erie Insurance Group's business in New York State together with Erie Insurance Company. At December 31, 1998, the Erie Insurance Group conducted business in nine states and the District of Columbia through approximately 1,200 agencies with approximately 5,400 agents.

CORPORATE ORGANIZATION CHART AT DECEMBER 31, 1998


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

               The  property/casualty   insurers  managed  by  the  Company  are
licensed to do business in 15 states and in the District of Columbia, and at December 31, 1998 operated in nine states and the District of Columbia. Erie Insurance Group's business consists primarily of private passenger automobile, homeowners, commercial multi-peril, workers compensation and commercial automobile insurance business written in Pennsylvania, Ohio, Maryland and Virginia.

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