Form 10-K/A
period 1998-12-31
ERIE INDEMNITY CO
filed 1999-03-30
CIK 922621

FORM 10-K/A
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

Life Insurance Operations

               EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life and individual and group annuity products in eight states and the District of Columbia. At December 31, 1998, on a Generally Accepted Accounting Principles (GAAP) basis, EFL had assets of $918 million and shareholders' equity of $183 million. At December 31, 1998, of EFL's total liabilities of $735 million, insurance and annuity reserves accounted for $677 million and a note payable to the Company amounted to $15 million. Of EFL's investment portfolio of $775 million at December 31, 1998, available-for-sale securities accounted for $741 million, real estate was $2 million, policy loans were $6 million, mortgage loans accounted for $10 million and other invested assets were $16 million.

Financial Information About Industry Segments

               Reference is made to Note 13 of the Notes to the Consolidated Financial Statements included in the Annual Report, page 53 for information as to revenues, net income and identifiable assets attributable to the three business segments (management operations, property/casualty insurance operations and life insurance operations) in which the Company is engaged.


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

              See "Selected Market and Geographic Information" contained on page 36 of the Annual Report for the Company's 5.5% share of direct premiums written by jurisdiction and line of business in addition to statutory loss and loss adjustment expense ratios by line of business for the Company's wholly-owned subsidiaries.

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

                                                                       Year Ended
                                                                       December 31,
                                                               1998      1997      1996

GAAP combined ratio.....................................       99.5%     102.1%    111.4%
                                                               =====     ======    ======
Statutory operating ratios:
  Loss ratio............................................       70.4      74.1       83.3
  Expense ratio.........................................       28.0      26.6       26.4
  Dividend ratio........................................         .6       0.9        1.0
                                                               ----      ----       ----
  Statutory combined ratio..............................       99.0%     101.6%    110.7%
                                                               =====     ======    ======
Industry statutory combined ratio(1)....................       105.0%    101.8%    105.8%
                                                               ======    ======    ======

---------------

(1)  Source:  A.M. Best


               The Company's property/casualty insurance subisidiaries recorded an underwriting gain of $567,275 in 1998 compared to underwriting losses of $2,259,425 and $11,579,211 for the years 1997 and 1996, respectively. The 1998 insurance underwriting results improved as a result of loss cost severity-management programs introduced by the Company combined with a generally favorable claims environment and mild weather conditions. In 1997 mild winter weather conditions and a lack of catastrophe losses in the Company's operating territories positively affected insurance underwriting results. The 1996 underwriting results of the Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, were impacted negatively by severe winter weather in the first quarter of 1996 and catastrophe losses experienced from Hurricane Fran in the eastern United States, particularly North Carolina, and other storm-related catastrophe losses elsewhere in our operating territories during the third quarter of 1996. Losses resulting from these catastrophes were about $8.1 million in 1996 or about $.07 per share, after federal income taxes. The majority of these losses were property losses on homeowners and commercial property lines of business.

Reserves

              Loss reserves are estimates of the amounts the insurer expects to pay to claimants at a given point in time, based on facts and circumstances then known. It can be expected that the ultimate claims liability will exceed or be less than such estimates. Reserves are based on estimates of future trends and claims severity, judicial theories of liability and other factors. Management believes that the reserves currently established by the Company are adequate to cover the eventual cost of the claims liability of the property and casualty insurers managed by the Company. However, during the loss adjustment period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. Loss reserves are set at full expected cost except for loss reserves for workers' compensation which have been discounted at 2.5%. Adjustments are reflected in operating results in the year in which the changes in the estimates of liability are made.

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

              The following table sets forth the development of reserves for unpaid losses and loss adjustment expenses for the Company's property/casualty subsidiaries on a GAAP basis for 1994, 1995, 1996, 1997 and 1998.


                                          Year Ended December 31,
                                          1998            1997           1996           1995           1994
                                        --------        --------       --------       --------       ---------
                                             (in thousands)

Reserve for unpaid
 losses and loss
 adjustment expense...................  $426,165        $413,409       $386,425       $357,334       $344,824
                                        ========
Liability as of:
 One year later.......................                   412,189        395,308        351,684        327,283
                                                         -------
 Two years later......................                                  399,337        363,273        332,821
                                                                        -------
 Three years later....................                                                 374,050        351,721
                                                                                       -------
 Four years later.....................                                                                364,148
                                                                                                      -------
Cumulative deficiency
 (excess)     ........................                  (  1,220)        12,912         16,716         19,324
                                                        ========       ========       ========       ========
Cumulative amount of liability paid through:
  One year later......................                  $136,940       $142,425       $132,649       $134,044
                                                        ========       ========       ========       ========
  Two years later.....................                                 $213,252       $200,171       $200,024
                                                                       ========       ========       ========
  Three years later...................                                                $236,758       $233,545
                                                                                      ========       ========
  Four years later....................                                                               $253,512
                                                                                                     ========


              See Note 2 of the Notes to Consolidated Financial Statements contained in the Annual Report page 43 for discussion of the development of such reserves and activity contained in the unpaid loss and loss adjustment expense reserves for the years ended December 31, 1998 and 1997.

                Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, and technological difficulties and advancements.

Reinsurance

              Reference is made to Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report pages 51 to 52 incorporated herein by reference for a complete discussion of the reinsurance transactions involving the Company and its affiliates.


                         Erie Insurance Group
                       Intercompany Reinsurance Chart
                          As of December 31, 1998


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

              The states in which the property/casualty insurers managed by the Company operate have guaranty fund laws under which insurers doing business in such states can be assessed on the basis of premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessments, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. The property/ casualty insurers managed by the Company have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. Reflected in the Consolidated Statements of Operations were $1,222,958 and $171,557 for these insolvencies for the years ended December 31, 1998 and 1997, respectively.

              Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Company's property/ casualty insurance subsidiaries can pay to the Company. The limitations are fully described and reference is made herein to Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report, page 52 incorporated by reference.

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


                                                                  Net Income
                                                                  Year Ended
                                                                 December 31,
                                                  ---------------------------------------------
                                                       1998                           1997
                                                  -------------                  --------------
                                                                 (in thousands)

SAP amounts..................................     $     14,663                   $      8,446
Adjustments:
  Deferred policy acquisition
   costs.....................................              580                            742
  Deferred income taxes......................     (      1,855)                         1,409
  Federal alternative minimum
   tax credit recoverable....................              795                   (      1,815)
  Salvage and subrogation....................               12                             94
  Incurred premium adjustment................     (        580)                  (        742)
  Bad debt write-offs -
   prior period..............................                0                   (         78)
  Consolidating eliminations
   and adjustments...........................     (          3)                             0
                                                  ------------                   ------------
GAAP amounts.................................     $     13,612                   $      8,056
                                                  ============                   ============

                                                                Shareholders' Equity
                                                                 As of December 31,
                                                      1998           1997           1996
                                                  ------------   ------------    ------------
                                                                   (in thousands)

SAP amounts..................................     $     74,348   $     60,628    $     53,154
Adjustments:
  Deferred policy acquisition
   costs.....................................           10,863         10,284           9,541
  Deferred income taxes......................            4,143          5,998           4,478
  Salvage and subrogation....................            2,970          2,957           2,863
  Statutory reserves.........................            2,619          1,823               0
  Incurred premium adjustment................     (     10,863)  (     10,284)   (      9,541)
  Unrealized gains net of
   deferred taxes............................            7,653          6,697           3,005
  Amortization of goodwill...................                0              0    (        619)
  Federal alternative minimum
   tax credit recoverable....................     (      1,020)  (      1,815)              0
  Off balance sheet items -
   prior years...............................     (          3)             0               0
  Consolidating eliminations
   and adjustments...........................                3              8              50
                                                  ------------   ------------    ------------
GAAP amounts.................................     $     90,713   $     76,296    $     62,931
                                                  ============   ============    ============



                Pennsylvania imposes minimum risk-based capital requirements for property/casualty insurance companies as developed by the NAIC. A full description of these requirements is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Regulatory Risk-Based Capital" on page 29 of the Annual Report incorporated herein by reference.

Item 2.  Properties

                The  Company  and  its   subsidiaries,   the  Exchange  and  its
subsidiaries   and  EFL  share  a  corporate   home  office   complex  in  Erie,
Pennsylvania. The complex contains 548,799 square feet, and is owned by the Exchange. At December 31, 1998, the Company also operated 20 field offices in ten states. Of these offices, 16 provide both agency support and claims services and are referred to as "Branch Offices", while the remaining four provide only claims services and are considered "Claims Offices".

                The Company owns three of its field offices. Four other offices are owned by and leased from the Exchange. The rent for the home office and the three field offices paid to the Exchange totaled $11,343,587 in 1998. One office is owned by and leased from EFL at an annual rental in 1998 of $342,824. The remaining twelve offices are leased from various unaffiliated parties at an aggregate annual rental in 1998 of approximately $1,382,286. The Company is reimbursed by its affiliates for a percentage of the rent for office space used by its affiliates, which reimbursement was approximately 50% in 1998.


Item 3.  Legal Proceedings

                Reference is made to "Legal Proceedings" on pages 23 through 27 of the Company's proxy statement, incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

                Reference is made to "Market Price of and Dividends on the Common Equity and Related Shareholder Matters" on page 55 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference, for information regarding the high and low sales prices for the registrant's stock and additional information regarding such stock of the Company.

                As  of  February  26,  1999,  there  were  approximately   1,308
beneficial shareholders of the Company's Class A non-voting common stock and 27 beneficial shareholders of the Company's Class B voting common stock.


Item 6.  Selected Consolidated Financial Data

             Reference is made to "Selected Consolidated Financial Data" on page 19 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 35 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

            Reference  is  made  to  the  "Consolidated   Financial  Statements"
included on pages 38 through 41 and to the "Quarterly Results of Operations" contained in the Notes to Consolidated Financial Statements on page 53 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

            None.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

            (a) The answer to this item, with respect to directors of the Registrant, is incorporated by reference to pages 8 through 12 of the Company's proxy statement relating to the annual meeting of shareholders to be held on April 27, 1999.

            (b) Certain information as to the executive officers of the Company is as follows:


                                         Age     Principal Occupation for Past
                                        as of    Five Years and Positions with
    Name                              12/31/98   Erie Insurance Group

President & Chief Executive Officer

Stephen A. Milne                         50      President, Chief Executive Officer and a Director of the Company, EFL and Erie
                                                 Insurance Co. since February 12, 1996 and President and Chief Executive Officer of
                                                 Flagship, Erie P&C, and Erie NY since March 19, 1996; Executive Vice President -
                                                 Insurance Operations of the Company, Erie Insurance Co., Flagship, Erie P&C, and
                                                 Erie NY January 11, 1994 - February 12, 1996. Owner, Bennett-Damascus Insurance
                                                 Agency March 1991-December 31, 1993; Senior Vice President-Agency Division, the
                                                 Company, EFL, and Erie Insurance Co. 1988 - 1991; Director Flagship and Erie P&C
                                                 1996 - present; Director, Erie NY 1994 - present.

Executive Vice Presidents

Jan R. Van Gorder, Esq.                  51      Senior Executive Vice President, Secretary and General Counsel of the Company, EFL
                                                 and Erie Insurance Co. since 1990, and of Flagship and Erie P&C since 1992 and
                                                 1993, respectively, and of Erie NY since April 1994; Senior Vice President,
                                                 Secretary and General Counsel of the Company, EFL and Erie Insurance Co. for more than five years prior thereto; Director, the Company, EFL, Erie Insurance Co., Erie
                                                 NY, Flagship and Erie P&C.

Philip A. Garcia                         42      Executive Vice President and Chief Financial Officer since October 2, 1997; Senior
                                                 Vice President and Controller 1993 - 1997; Vice President 1988 - 1993. Director,
                                                 the Erie NY, Flagship and Erie P&C.



                                          Age    Principal Occupation for Past
                                         as of   Five Years and Positions with
    Name                               12/31/98  Erie Insurance Group

Senior Vice Presidents
John C. Bender                           53      Senior Vice President since 1992; Vice President 1983 - 1992.

Eugene C. Connell                        44      Senior Vice President since 1990; Vice President 1988 - 1990.


Dennis M. Geib                           55      Senior Vice President since 1990; Vice President 1986 - 1990.

Elaine A. Lamm                           60      Senior Vice President since 1990; Vice President 1988 - 1990.

George R. Lucore                         48      Senior Vice President since March 1995;  Regional Vice President 1993 - March 1995;
                                                 Assistant Vice President 1988 - 1993.

Jeffrey A. Ludrof                        39      Senior Vice President since 1994; Regional Vice President 1993 - 1994; Assistant
                                                 Vice President 1989 - 1993.

David B. Miller                          44      Senior Vice President since August 1996; Independent Insurance Agent 1991 - 1996;
                                                 Vice President 1989 - 1991.

Timothy G. NeCastro                      38      Senior Vice President and Controller since November 10, 1997; Department Manager
                                                 Internal Audit November 1996 - 1997.

James R. Roehm                           50      Senior Vice President since 1991; Vice President 1987 - 1991.

Michael S. Zavasky                       46      Senior Vice President since April 1998; Vice President and Managing Director of
                                                 Reinsurance 1990 - April 1998; Vice President 1988 - 1990.

Douglas F. Ziegler                       48      Senior Vice President, Treasurer and Chief Investment Officer since 1993; Vice
                                                 President and Managing Director of Treasury Administration 1988 - 1993.

Regional Vice Presidents
B. Crawford Banks                        62      Regional Vice President since 1993; Vice President 1988 - 1993.

Douglas N. Fitzgerald                    42      Regional Vice President since 1993; Vice President 1987 - 1993.

Terry L. Hamman                          44      Regional Vice President since May 1995; Assistant Vice President 1993 - May 1995.



Item 11.  Executive Compensation

                The answer to this item is incorporated by reference to pages 13 through 20 of the Company's proxy statement dated April 1, 1999 relating to the annual meeting of shareholders to be held on April 27, 1999, except for the Performance Graph, which has not been incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

                The answer to this item is incorporated by reference to pages 5 through 8 of the Company's proxy dated April 1, 1999 relating to the annual meeting of shareholders to be held on April 27, 1999.


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

                Pursuant to the Subscribers Agreement by which the Company serves as attorney-in-fact for the Exchange, the Company's Board of Directors establishes periodically an annual management fee for the Company's services as attorney-in-fact which may not exceed 25% of the direct and affiliated assumed written premiums of the Exchange. The Company's Board of Directors has the ability to establish the percentage charged at its discretion within these parameters. Such percentage was 23% from July 1, 1990 to June 30, 1991 and was 25% from July 1, 1991 through March 31, 1995. Such percentage was 24.5% from April 1, 1995 through March 31, 1996. The Board elected to change such percentage to 24% for the period April 1, 1996 through December 31, 1996 and to maintain the 24% management fee rate for all of 1997. Beginning January 1, 1998 through December 31, 1998, the management fee charged the Exchange was increased to 24.25%. The Board elected to change the management fee rate to 25% beginning January 1, 1999 through December 31, 1999. The activities performed by the Company as attorney-in-fact for the Exchange include insurance underwriting, policy issuance, policy exchange and cancellation, processing of invoices for premiums, the establishing and monitoring of loss reserves, oversight of
reinsurance   transactions, payment  of   insurance commissions  to  insurance
agents, compliance with rules and regulations of supervisory authorities and monitoring of legal affairs. The Company is obligated to conduct these activities at its own expense, and realizes profits or losses depending upon whether its costs of providing such services is less than the amount it receives from the Exchange, in which case the Company has a profit from acting as attorney-in-fact, or greater, in which case the Company has a loss from such activities. The Exchange, however, bears the financial responsibility for the payment of insurance losses, loss adjustment expenses, investment expenses, legal expenses, assessments, damages, licenses, fees, establishment of reserves and taxes. For the three years ended December 31, 1998, 1997 and 1996 the management fees were $489,147,394, $467,602,283 and
$442,904,376, respectively.

                A service arrangement fee of 7% is charged to the Exchange to compensate the Company for its management of non-affiliated assumed reinsurance business on behalf of the Exchange. Service agreement revenue from the management of non-affiliated assumed reinsurance business was $6,715,026, $5,015,192 and $5,069,140 in 1998, 1997 and 1996, respectively.

                Effective September 1, 1997, the Company was reimbursed by the Exchange a portion of the service charges collected from policyholders as reimbursement for the costs incurred by the Company in providing extended payment terms on policies written by the insurers managed by the Company. Service charge revenue amounted to $7,163,895 in 1998 and $2,011,181 in 1997.

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

                The Company and the Exchange periodically purchase annuities from EFL for use in connection with the structured settlement of insurance claims. The Company's share of such purchases, through its subsidiaries, Erie Insurance Co. and Erie NY, amounted to $983,574, $977,932 and $742,722 for the years ended December 31, 1998, 1997 and 1996, respectively, and the reserves held by EFL at December 31, 1998 for such annuities were approximately $7,061,011. In addition, the Erie Insurance Group Retirement Plan for Employees has, from time to time, purchased individual annuities from EFL for each retired vested employee or beneficiary receiving benefits. Such purchases amounted to $6,413,460, $1,992,060 and $4,894,042 for the years ended December 31, 1998,
1997 and 1996, respectively. The reserves held by EFL for all such annuities were approximately $41,834,220 at December 31, 1998.

                On December 29, 1995, EFL issued a surplus note to the Company for $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to the prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. Payment of principal and/or interest is subordinated to payment of all other liabilities of EFL. During 1998 and 1997, EFL paid the Company interest totaling $967,500 in each year.

                Information with respect to certain relationships with Company directors is incorporated by reference to page 22 of the Company's proxy dated April 1, 1999 relating to the annual meeting of shareholders to be held on April 27, 1999.

                                  PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial statements, financial statement schedules and exhibits filed:

             (1)    Consolidated Financial Statements

                                                                          Page*
     Erie Indemnity Company and Subsidiaries:

       Independent Auditors' Report on the
         Consolidated Financial Statements.............................     37
       Consolidated Statements of Operations
         for the three years ended
         December 31, 1998, 1997 and 1996..............................     38
       Consolidated Statements of Financial
         Position as of December 31, 1998
         and 1997     .................................................     39
       Consolidated Statements of Cash Flows
         for the three years ended
         December 31, 1998, 1997 and 1996..............................     40
       Consolidated Statements of Shareholders'
         Equity for the three years ended
         December 31, 1998, 1997 and 1996..............................     41
       Notes to Consolidated Financial Statements......................     42

             (2)    Financial Statement Schedules
                                                                          Page
     Erie Indemnity Company and Subsidiaries:

       Report of Independent Auditors on Schedules.....................     24
       Schedule I.   Summary of Investments - Other
                     than Investments in Related
                     Parties...........................................     25
       Schedule IV.  Reinsurance.......................................     26
       Schedule VI.  Supplemental Information
                     Concerning Property/Casualty
                     Insurance Operations..............................     27

             All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.



* Refers to the respective page of Erie Indemnity Company's 1998 Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditors' Report thereon on pages 40 to 56 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

             (3)    Exhibits


Exhibit
Number            Description of Exhibit

 3.1*             Articles of Incorporation of Registrant

 3.2**            Amended and Restated By-laws of Registrant

 3.3              Amended and Restated By-laws of Registrant dated
                  March 9, 1999

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

10.3***           Deferred Compensation Plan of
                  Registrant

10.4***           Retirement Plan for Outside Directors
                  of Registrant, effective as of
                  January 1, 1991

10.5***           Employee Savings Plan of Erie Insurance
                  Group, effective as of April 1, 1992

10.6***           Amendment to Employee Savings Plan of
                  Erie Insurance Group

10.7***           Supplemental 401(k) Plan of Erie Insurance
                  Group effective as of January 1, 1994

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

10.22#            1997 Annual Incentive Plan of Erie Indemnity
                  Company

10.23#            Erie Indemnity Company Long-Term Incentive Plan

10.24# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.26# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and John J.
                  Brinling, Jr.

Exhibit
Number            Description of Exhibit

11                Statement re computation of per share
                  earnings

13                1998 Annual Report to Security Holders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.

21                Subsidiaries of Registrant

27                Financial Data Schedule

99.1              Report of the Special Committee to the Board of Directors

*          Such exhibit is incorporated by reference to the like numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to the like  numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
****** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.
#          Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.

     (b)     Reports on Form 8-K:

     During the quarter ended December 31, 1998, Registrant did not file any reports on Form 8-K.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 1999     ERIE INDEMNITY COMPANY
                                  (Registrant)


                             Principal Officers


                        /s/ Stephen A. Milne
                       Stephen A. Milne, President and CEO



                        /s/ Jan R. Van Gorder
       Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel



                        /s/ Philip A. Garcia
                Philip A. Garcia, Executive Vice President & CFO



                        /s/ Timothy G. NeCastro
             Timothy G. NeCastro, Senior Vice President & Controller



                          Board of Directors


/s/ Peter B. Bartlett                    Edmund J. Mehl
Peter B. Bartlett


/s/ Samuel P. Black, III                 /s/ Stephen A. Milne
Samuel P. Black, III                     Stephen A. Milne


/s/ J. Ralph Borneman                    /s/ John M. Petersen
J. Ralph Borneman                        John M. Petersen


/s/ Patricia A. Goldman                  /s/ Jan R. Van Gorder
Patricia A. Goldman                      Jan R. Van Gorder


Susan Hirt Hagen                         /s/ Harry H. Weil
                                         Harry H. Weil


/s/ F. William Hirt
F. William Hirt

                             INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Indemnity Company

We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, as contained in the 1998 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Brown Schwab Bergquist & Co.



Erie, Pennsylvania
February 16, 1999

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                                        DECEMBER 31, 1998

                                                          Cost or                            Amount at which
                                                         Amortized               Fair          Shown in the
Type of Investment                                          Cost                 Value        Balance Sheet
-------------------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-Sale Securities
   Common Stocks
      U.S. Industrial and
         Miscellaneous                                $    57,436           $    87,051          $    87,051
      Foreign Industrial and
         Miscellaneous                                      3,186                 3,179                3,179
   Non-Redeemable Preferred Stocks
      U.S. Banks, Trusts and
         Insurance Companies                               42,807                45,338               45,338
      U.S. Industrial and
         Miscellaneous                                     59,858                60,463               60,463
      Foreign Industrial and
         Miscellaneous                                      6,690                 6,773                6,773
   Fixed Maturities
      U.S. Treasuries & Government
         Agencies                                          13,018                13,707               13,707
      Foreign Governments                                   1,990                 1,809                1,809
      Obligations of State and
         Political Subdivisions                            48,307                51,599               51,599
      Special Revenues                                    132,025               139,236              139,236
      Public Utilities                                     13,116                13,416               13,416
      U.S. Industrial and
         Miscellaneous                                    195,296               203,695              203,695
      Foreign Industrial and
         Miscellaneous                                      5,159                 5,238                5,238
      Redeemable Preferred Stocks                          12,191                12,653               12,653
                                                       -----------------------------------------------------
         Total Available-for-Sale
           Securities                                  $  591,079           $   644,157          $   644,157
                                                       -----------------------------------------------------
   Real Estate Mortgage Loans                          $    8,287           $     8,287          $     8,287
   Other Invested Assets                                   17,493                17,494          $    17,494
                                                       -----------------------------------------------------
         Total Investments                             $  616,859           $   669,938          $   669,938
                                                       -----------------------------------------------------

                                                      SCHEDULE IV - REINSURANCE


                                                                                                                         Percentage
                                                          Ceded to               Assumed                                  of amount
                                                            Other              from Other            Net                   Assumed
                                       Direct             Companies             Companies           Amount                  to Net

December 31,1998
Premiums for the year
 Property and Liability Insurance $338,162,409         $343,051,100          $117,828,137         $112,939,446                104.3%
                                  --------------------------------------------------------------------------------------------------

December 31,1997
Premiums for the year
 Property and Liability Insurance $334,771,551         $340,165,100          $112,743,217         $107,349,668                105.0%
                                  --------------------------------------------------------------------------------------------------

December 31,1996
Premiums for the year
 Property and Liability Insurance $321,735,580         $324,617,961          $104,392,140         $101,509,759                102.8%
                                  --------------------------------------------------------------------------------------------------




 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                        Deferred
                                         Policy              Reserves for           Discount, if
                                       Acquisition         Unpaid Loss & LAE        any deducted               Unearned
                                          Costs                Expenses             from reserves *             Premiums
(In Thousands)

               @ 12/31/98
Consolidated P&C Entities               $ 10,863                $426,165              $  1,562                   $229,057
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $ 10,863                $426,165              $  1,562                   $229,057
                                        ---------------------------------------------------------------------------------

               @ 12/31/97
Consolidated P&C Entities               $ 10,283                $413,409              $      0                   $219,211
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $ 10,283                $413,409              $      0                   $219,211
                                        ---------------------------------------------------------------------------------

               @ 12/31/96
Consolidated P&C Entities               $  9,541                $386,425              $      0                   $216,938
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $  9,541                $386,425              $      0                   $216,938
                                        ---------------------------------------------------------------------------------
* Worker's compensation incurred but not reported (IBNR) loss and loss adjustment expenses were discounted at 2.5% in 1998.



 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)

                                                                                    Loss and Loss        Adjustment Expenses
                                                                  Net                 Incurred                Related to
                                         Earned               Investment                 (1)                     (2)
                                        Premiums                Income              Current Year             Prior Years
(In Thousands)

               @ 12/31/98
Consolidated P&C Entities               $112,939                $ 16,887              $ 80,637                   $   (746)
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $112,939                $ 16,887              $ 80,637                   $   (746)
                                        ---------------------------------------------------------------------------------

               @ 12/31/97
Consolidated P&C Entities               $107,350                $ 13,569              $ 77,345                   $  2,625
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $107,350                $ 13,569              $ 77,345                   $  2,625
                                        ---------------------------------------------------------------------------------

               @ 12/31/96
Consolidated P&C Entities               $101,510                $ 11,032              $ 85,311                   $   (240)
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $101,510                $ 11,032              $ 85,311                   $   (240)
                                        ---------------------------------------------------------------------------------


 SCHEDULE VI - SUPPLEMETAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)

                                      Amortization
                                       of Deferred                Net
                                         Policy               Loss & LAE              Premiums
                                    Acquisition Costs            Paid                  Written
(In Thousands)

               @ 12/31/98
Consolidated P&C Entities               $ 21,357                $ 77,933              $115,094
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 21,357                $ 77,933              $115,094
                                        ------------------------------------------------------

               @ 12/31/97
Consolidated P&C Entities               $ 20,103                $ 75,343              $110,282
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 20,103                $ 75,343              $110,282
                                        ------------------------------------------------------

               @ 12/31/96
Consolidated P&C Entities               $ 18,909                $ 79,208              $105,020
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 18,909                $ 79,208              $105,020
                                        ------------------------------------------------------

                                  EXHIBIT INDEX

                  (Pursuant to Item 601 of Regulation S-K)

                                                                   Sequentially
Exhibit                                                               Numbered
Number            Description of Exhibit                                Page

 3.1*             Articles of Incorporation of Registrant

 3.2**            Amended and Restated By-laws of Registrant

 3.3              Amended and Restated By-laws of Registrant dated       33-50
                  March 9, 1999

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

10.22#            1997 Annual Incentive Plan of Erie Indemnity
                  Company

10.23#            Erie Indemnity Company Long-Term Incentive Plan

10.24# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

                                                                   Sequentially
Exhibit                                                               Numbered
Number            Description of Exhibit                                Page

10.26# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and John J.
                  Brinling, Jr.

11                Statement re computation of per share
                  earnings                                               51

13                1998 Annual Report to Security Holders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.                 52-104

21                Subsidiaries of Registrant                             105

27                Financial Data Schedule                                106

99.1              Report of the Special Committee to the Board           107-144
                  of Directors

*          Such exhibit is incorporated by reference to the like numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to the like  numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
****** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.
# Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.