Form 10-Q
period 1999-03-31
ERIE INDEMNITY CO
filed 1999-05-14
CIK 922621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1999

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

                  Class A Common Stock, no par value, with a stated value of $.0293 per share-- 66,392,662 shares as of April 30, 1999.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of April 30, 1999.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                     INDEX

                             ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

        Consolidated Statements of Financial Position--March 31, 1999 and December 31, 1998

        Consolidated Statements of Operations--Three months ended March 31, 1999 and 1998

        Consolidated Statements of Comprehensive Income--Three months ended March 31, 1999 and 1998

        Consolidated Statements of Cash Flows--Three months ended March 31, 1999 and 1998

        Notes to Consolidated Financial Statements--March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             March 31,                            December 31,
                  ASSETS                                                        1999                                  1998
                                                                        ------------------                     ------------------
                                                                            (Unaudited)

INVESTMENTS
  Fixed Maturities Available-for-Sale at fair value
    (amortized cost of $447,664,722 and
    $421,101,561, respectively)                                         $      463,381,401                     $      441,353,427
  Equity Securities (cost of $179,274,261 and
    $169,976,774, respectively)                                                216,659,989                            202,804,068
  Real Estate Mortgage Loans                                                     8,325,586                              8,287,129
  Other Invested Assets                                                         19,359,905                             17,493,496
                                                                        ------------------                     ------------------

        Total Investments                                               $      707,726,881                     $      669,938,120

  Cash and Cash Equivalents                                                     36,185,628                             53,580,043
  Accrued Investment Income                                                      9,083,486                              7,252,439
  Note Receivable from Erie Family Life
    Insurance Company                                                           15,000,000                             15,000,000
  Premiums Receivable from Policyholders                                       114,541,765                            114,695,231
  Prepaid Federal Income Tax                                                             0                              2,508,908
  Reinsurance Recoverable from Erie Insurance
    Exchange                                                                   389,539,140                            381,301,722
  Other Receivables from Erie Insurance
    Exchange and Affiliates                                                    117,035,169                            108,612,264
  Reinsurance Recoverable Non-affiliates                                           920,884                                938,894
  Deferred Policy Acquisition Costs                                             10,858,877                             10,863,107
  Property and Equipment                                                        13,159,933                             12,388,650
  Equity in Erie Family Life Insurance Company                                  38,690,414                             39,478,746
  Other Assets                                                                  40,292,351                             36,873,922
                                                                        ------------------                     ------------------

        Total Assets                                                    $    1,493,034,528                     $    1,453,432,046
                                                                        ==================                     ==================

                                                    (Continued)

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             March 31,                            December 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY                                      1999                                  1998
                                                                        ------------------                     ------------------
                                                                           (Unaudited)

LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                           $      441,048,698                     $      426,164,578
   Unearned Premiums                                                           224,800,820                            229,056,597
   Accrued Commissions                                                          78,419,221                             85,005,699
   Accounts Payable and Accrued Expenses                                        30,784,156                             20,252,904
   Deferred Income Taxes                                                        17,585,697                             17,121,777
   Federal Income Tax Payable                                                   12,094,657                                      0
   Dividends Payable                                                             8,082,767                              8,099,100
   Employee Benefit Obligations                                                 13,963,238                             12,508,130
                                                                        ------------------                     ------------------

          Total Liabilities                                             $      826,779,254                     $      798,208,785
                                                                        ------------------                     ------------------

   SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common, stated value $.0292
       per share; authorized 74,996,930 shares; issued
       67,032,000 shares; outstanding 66,563,905 shares                 $        1,955,100                     $        1,955,100
     Class B Common, stated value $70.00
       per share; authorized 3,070 shares;
       issued and outstanding 3,070 shares                                         214,900                                214,900
   Additional Paid-In Capital                                                    7,830,000                              7,830,000
   Accumulated Other Comprehensive Income                                       38,667,719                             40,178,626
   Retained Earnings                                                           630,369,421                            605,044,635
                                                                        ------------------                     ------------------

          Total Contributed Capital and Retained Earnings               $      679,037,140                     $      655,223,261
                                                                        ------------------                     ------------------

   Treasury Stock (468,095 shares repurchased in 1999)                          12,781,866                                      0
                                                                        ------------------                     ------------------

          Total Shareholders' Equity                                    $      666,255,274                     $      655,223,261
                                                                        ------------------                     ------------------

          Total Liabilities and
            Shareholders' Equity                                        $    1,493,034,528                     $    1,453,432,046
                                                                        ==================                     ==================


See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended                     Three Months Ended
                                                                          March 31, 1999                         March 31, 1998
                                                                        ------------------                     ------------------

MANAGEMENT OPERATIONS:

  Management Fee Revenue                                                $      121,834,206                     $      117,323,655
  Service Agreement Revenue                                                      3,729,109                              2,999,321
  Other Operating Revenue                                                          336,783                                373,961
                                                                        ------------------                     ------------------

   Total Revenue from Management Operations                                    125,900,098                            120,696,937

 Cost of Management Operations                                                 91,533,524                             86,936,086
                                                                        ------------------                     ------------------
    Net Revenue From
      Management Operations                                             $       34,366,574                     $       33,760,851
                                                                        ------------------                     ------------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                                       $       28,606,923                     $       27,461,062
  Losses and Loss Adjustment Expenses Incurred                                  21,391,170                             18,497,390
  Policy Acquisition and Other Underwriting
    Expenses                                                                     7,823,099                              7,536,191
                                                                        ------------------                     ------------------

    Total Losses and Expenses                                                   29,214,269                             26,033,581
                                                                        ------------------                     ------------------

    Underwriting (Loss) Gain                                            $         (607,346)                    $        1,427,481
                                                                        ------------------                     ------------------

INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                                              $        1,055,907                     $        1,405,476
  Net Investment Income                                                         10,465,587                              8,914,663
  Net Realized Gain on Investments                                               3,248,852                                996,778
                                                                        ------------------                     ------------------

    Total Revenue from Investment Operations                                    14,770,346                             11,316,917
                                                                        ------------------                     ------------------

    Income Before Income Taxes                                                  48,529,574                             46,505,249

  Provision for Income Taxes                                                    15,122,016                             14,806,190
                                                                        ------------------                     ------------------

    Net Income                                                          $       33,407,558                     $       31,699,059
                                                                        ==================                     ==================

    Net Income per Share                                                $             0.45                     $             0.43
                                                                        ==================                     ==================

  Weighted Average Shares Outstanding                                           74,353,142                             74,400,000

  Dividends Declared per Share:
    Class A non-voting Common                                           $             0.12                     $           0.1075
                                                                        ------------------                     ------------------
    Class B Common                                                      $            18.00                     $           16.125
                                                                        ------------------                     ------------------

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                        Three Months Ended                     Three Months Ended
                                                                          March 31, 1999                         March 31, 1998
                                                                        ------------------                     ------------------

Net Income                                                              $       33,407,558                     $       31,699,059
                                                                        ------------------                     ------------------
  Unrealized Gains on Securities:
    Unrealized Holding Gains Arising During Period                                 924,380                             14,754,846
    Less:  Reclassification Adjustment for
      Gains Included in Net Income                                               3,248,852                                996,778
                                                                        ------------------                     ------------------
      Net Unrealized Holding (Losses) Gains
        Arising During Period                                           $       (2,324,472)                    $       13,758,068
  Income Tax Benefit (Expense) Related to
    Unrealized Gains or Losses                                                     813,565                             (4,815,324)
                                                                        ------------------                     ------------------
  Other Comprehensive (Loss) Income, Net of Tax                         $       (1,510,907)                    $        8,942,744
                                                                        ------------------                     ------------------
  Comprehensive Income                                                  $       31,896,651                     $       40,641,803
                                                                        ==================                     ==================

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended                    Three Months Ended
                                                                          March 31, 1999                        March 31, 1998
                                                                        ------------------                     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                       $       33,407,558                     $      31,699,059
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                                          523,748                               478,676
            Deferred income tax expense                                            454,322                               355,086
            Amortization of deferred policy acquisition costs                    5,491,516                             5,209,936
            Realized gain on investments                                        (3,248,852)                             (996,778)
            Net amortization of bond discount                                       32,434                               (48,741)
            Undistributed earnings of Erie Family Life                            (749,322)                           (1,098,891)
            Deferred compensation                                                  170,548                               535,507
       Increase in accrued investment income                                    (1,831,047)                           (1,207,927)
       Increase in receivables                                                 (16,488,846)                          (27,215,535)
       Policy acquisition costs deferred                                        (5,487,286)                           (5,264,786)
       Increase in prepaid expenses and other assets                            (3,983,075)                           (1,952,609)
       Increase (decrease) in accounts payable and
         accrued expenses                                                       11,815,814                               (69,452)
       Increase in accrued commissions                                          (6,586,478)                           (3,117,492)
       Increase in income taxes payable                                         14,603,565                            14,721,731
       Increase in loss reserves                                                14,884,120                             6,958,267
       Decrease in unearned premiums                                            (4,255,776)                           (1,361,086)
                                                                        ------------------                     -----------------
            Net cash provided by operating activities                   $       38,752,943                     $      17,624,965

   CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of investments:
         Fixed maturities                                                      (46,246,669)                          (18,971,576)
         Equity securities                                                     (19,726,916)                          (12,634,645)
         Mortgage loans                                                            (66,286)                                    0
         Other invested assets                                                  (1,960,150)                           (4,121,398)
       Sales/maturities of investments:
         Fixed maturities                                                       19,857,423                             7,020,218
         Equity securities                                                      13,359,432                             9,383,875
         Mortgage loans                                                             27,893                                31,850
         Other invested assets                                                     219,308                               255,883
       Purchase of property and equipment                                         (295,141)                             (102,038)
       Purchase of computer software                                              (999,891)                             (823,534)
       Loans to agents                                                           1,264,632                               358,982
       Collections on agent loans                                                 (700,026)                             (472,824)
                                                                        ------------------                     -----------------
           Net cash used in investing activities                        $      (35,266,391)                    $     (20,075,207)

   CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid to shareholders                                   $       (8,099,101)                    $      (7,255,446)
       Treasury stock                                                          (12,781,866)                                    0
                                                                        ------------------                     -----------------
           Net cash used in financing activities                        $      (20,880,967)                    $      (7,255,446)
                                                                        ------------------                     -----------------
       Net decrease in cash and cash equivalents                               (17,394,415)                           (9,705,688)
       Cash and cash equivalents at beginning of period                         53,580,043                            53,148,495
                                                                        ------------------                     -----------------
       Cash and cash equivalents at end of period                       $       36,185,628                     $      43,442,807
                                                                        ==================                     =================

Supplemental disclosures of cash flow information:
Cash paid during the three months ended March 31, 1999 and 1998 for income taxes was $60,880 and $35,481, respectively.

See Notes to  Consolidated  Financial Statements.

                             ERIE INDEMNITY COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (66,985,142 in 1999, 67,032,000 in 1998), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 1999 and 1998) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Weighted average equivalent shares outstanding totaled 74,353,142 at March 31, 1999 and 74,400,000 for the same period a year ago.


NOTE C -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:


                                                                        Gross                Gross               Estimated
                                                   Amortized          Unrealized           Unrealized              Fair
(In Thousands)                                       Cost               Gains               Losses                 Value

March 31, 1999
Fixed Maturities:
U.S. Treasuries & Government
   Agencies                                     $      13,017        $        494         $           0        $      13,511
States & Political Subdivisions                        49,617               3,262                    13               52,866
Special Revenue                                       129,865               6,485                    20              136,330
Public Utilities                                       15,255                 167                    64               15,358
U. S. Industrial & Miscellaneous                      222,267               5,871                   705              227,433
Foreign Industrial & Miscellaneous                      5,658                  99                   120                5,637
Foreign Governments-Agency                              1,991                   0                   119                1,872
                                                -------------        ------------         -------------        -------------
  Total Bonds                                   $     437,670        $     16,378         $       1,041        $     453,007
Redeemable Preferred Stock                              9,995                 568                   189               10,374
                                                -------------        ------------         -------------        -------------
  Total Fixed Maturities                        $     447,665        $     16,946         $       1,230        $     463,381
                                                -------------        ------------         -------------        -------------

Equity Securities:
Common Stock                                    $      65,180        $     41,761         $       8,530        $      98,411
Non-Redeemable Preferred Stock                        114,094               6,060                 1,905              118,249
                                                -------------        ------------         -------------        -------------
  Total Equity Securities                       $     179,274        $     47,821         $      10,435        $     216,660
                                                -------------        ------------         -------------        -------------
     Total Available-for-Sale Securities        $     626,939        $     64,767         $      11,665        $     680,041
                                                =============        ============         =============        =============




                                                                        Gross                Gross               Estimated
                                                   Amortized          Unrealized           Unrealized              Fair
(In Thousands)                                       Cost               Gains                Losses                Value

December 31, 1998
Fixed Maturities:
U.S. Treasuries & Government
   Agencies                                     $      13,018        $        689         $           0        $      13,707
States & Political Subdivisions                        48,307               3,293                     0               51,600
Special Revenue                                       132,025               7,215                     5              139,235
Public Utilities                                       13,116                 300                     0               13,416
U.S. Industrial & Miscellaneous                       195,296               9,028                   629              203,695
Foreign Industrial & Miscellaneous                      5,159                 165                    86                5,238
Foreign Governments-Agency                              1,990                   0                   181                1,809
                                                -------------        ------------         -------------        -------------
  Total Bonds                                   $     408,911        $     20,690         $         901        $     428,700
Redeemable Preferred Stock                             12,191                 577                   115               12,653
                                                -------------        ------------         -------------        -------------
  Total Fixed Maturities                        $     421,102        $     21,267         $       1,016        $     441,353
                                                -------------        ------------         -------------        -------------

Equity Securities:
Common Stock                                    $      60,622        $     37,626         $       8,018        $      90,230
Non-Redeemable Preferred Stock                        109,355               4,813                 1,594              112,574
                                                -------------        ------------         -------------        -------------
  Total Equity Securities                       $     169,977        $     42,439         $       9,612        $     202,804
                                                -------------        ------------         -------------        -------------
     Total Available-for-Sale Securities        $     591,079        $     63,706         $      10,628        $     644,157
                                                =============        ============         =============        =============

Deferred income taxes increased by $9,597 at March 31, 1999 and by $5,342,948 at December 31, 1998 related to the change in unrealized gains (losses) on available-for-sale securities.

Mortgage loans on real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance is provided for impairment in net realizable value based on periodic valuations. The change in the allowance is reflected on the income statement in realized gain (loss) on investments.

Other invested assets (primarily investments in real estate and private equity limited partnerships) are recorded under the equity method of accounting.


NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized financial statement information for EFL:

                                                                             Three Months Ended           Three Months Ended
                                                                               March 31, 1999               March 31, 1998
                                                                             ------------------           ------------------

Revenues                                                                     $       24,275,845           $       23,771,476
Benefits and expenses                                                                16,843,190                   13,755,036
                                                                             ------------------           ------------------
Income before income taxes                                                            7,432,655                   10,016,440
Income taxes                                                                          2,550,976                    3,518,631
                                                                             ------------------           ------------------
Net income                                                                   $        4,881,679           $        6,497,809
                                                                             ==================           ==================

Dividends paid to shareholders                                               $        1,417,500           $        1,275,750
                                                                             ==================           ==================

Net unrealized appreciation on investment
  securities at March 31, net of deferred taxes                              $       19,204,023           $       22,692,021
                                                                             ==================           ==================


NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL accrued $241,875 in the first quarter of 1999 to be paid to the Company.


NOTE F -- TREASURY STOCK

In December 1998, the Board of Directors of the Company authorized the repurchase of up to $70 million of its Class A common stock from January 1, 1999 through December 31, 2001. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders'
Equity." Treasury shares are recorded on the Consolidated Statements of Financial Position at cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


OPERATING RESULTS

Financial Overview

Consolidated net income increased by 5.4% for the first quarter of 1999 to $33,407,558, or $.45 per share, from $31,699,059 or $.43 per share, for the first quarter of 1998. The improved management and investment operating segments were largely responsible for the increase in net income for the quarter. Insurance underwriting operations were affected by winter storm-related catastrophe losses in the first quarter of 1999 of about $1.3 million, which contributed to an underwriting loss for the quarter.


RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company, serving as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 3.8% to $121,834,206 for the three months ended March 31, 1999 from $117,323,655 for the three months ended March 31, 1998.

The direct and affiliated assumed premiums written of the Exchange, upon which management fee is based, grew by .7% or $3,527,934, for the first quarter of 1999 compared to the first quarter of 1998. The rate of growth in management fee revenue was greater than the rate of growth in direct and affiliated assumed premium of the Exchange because the management fee rate charged the Exchange in the first quarter of 1999 was 25% compared to a rate of 24.25% charged in the first quarter of 1998. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%. The relatively flat premium growth is primarily the result of a very competitive sales environment for private passenger automobile and commercial insurance and the previously announced price reductions in the private passenger automobile business. On July 31, 1998 the Erie Insurance Group filed to lower its private passenger auto insurance rates in Pennsylvania by 7.0%, or about $53 million, beginning January 1, 1999. On October 27, 1998 the Pennsylvania Insurance Department approved this filing. This reduction was sought as a result of favorable loss experience in Pennsylvania combined with competitive pricing conditions experienced by the Exchange and its affiliated insurance companies. In April 1999 the Erie Insurance Group filed in several jurisdictions to reduce private passenger auto insurance rates further by 2.4%, or about $25 million, annually beginning October 1, 1999.

Service agreement revenue totaled $3,729,109 and $2,999,321 for the quarters ended March 31, 1999 and 1998, respectively. The Company is reimbursed by the Exchange for a portion of service charges collected by the property/casualty insurers of the Group from Policyholders for the costs incurred by the Company in providing extended payment terms on policies written by them. Service charges totaled $1,669,171 for the three months ended March 31, 1999 compared to $1,508,081 during the same period in 1998. Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a 7.0% service fee on the premiums from this business. These fees totaled $2,059,938 and $1,491,240 for the three months ended March 31, 1999 and 1998, respectively on voluntary assumed reinsurance premiums of $29,449,111 and $21,303,425 in the first quarter of 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The cost of management operations increased 5.3% for the first quarter of 1999 to $91,533,524 from $86,936,086 during the first quarter of 1998.

Net revenue from the Company's management operations increased 1.8% to $34,366,574 for the three months ended March 31, 1999 from $33,760,851 for the same period in 1998. The gross margin from management operations (net revenue divided by total revenue), of 27.3% in the first quarter of 1999, was slightly less than the gross margin of 28.0% reported in the first quarter of 1998.

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

Commission costs totaled $60,634,972 for the first quarter of 1999, a 4.5% increase over the $58,042,379 reported in the first quarter of 1998. Commission costs grew faster than the rate of growth in written premiums due to increased provisions for agency contingency and incentive awards and an increase in the average commission rate.

The cost of management operations excluding commission costs, increased 6.9% for the three months ended March 31, 1999 to $30,898,552 from $28,893,707 recorded in the first quarter of 1998. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company's personnel costs totaled $17,370,497 for the three month period ended March 31, 1999, compared to $17,551,152 for the same period in 1998, a decrease of 1.0%. The 1999 decline is the result of a slight drop in employment and increased expense reimbursements from the Exchange. As attorney-in-fact for the Exchange, the Company pays almost all expenses of the Group and allocates those costs to the respective Company responsible for them in accordance with intercompany agreements.

The cost of management operations was also affected by non-recurring information technology consulting and corporate litigation costs incurred during the first quarter of 1999. Such costs amounted to about $1,250,000 during the quarter.

Analysis of Insurance Underwriting Operations

Insurance underwriting results are produced from the Company's property and casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany reinsurance pooling arrangement, generated a loss of $607,346 in the first quarter of 1999 compared to a profit of $1,427,481 in the first quarter of 1998. In the first quarter of 1999, premiums earned increased 4.2% to $28,606,923 compared to $27,461,062 for the same period in 1998. Losses, loss adjustment expenses and other underwriting expenses incurred increased at a faster rate than premiums earned, up 12.2% for the first quarter of 1999 amounting to $29,214,269 compared to $26,033,581 for the prior year's first quarter. Winter storm-related catastrophe losses of $1.3 million contributed to an increase in the loss and loss adjustment expenses incurred of 15.6% to $21,391,170 in the first quarter of 1999, compared to $18,497,390 for the same period in 1998. Catastrophe losses in the first quarter of 1998 totaled $215,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The GAAP combined ratio for the Company's property and casualty insurance operations was 102.1% for the three months ended March 31, 1999 compared to a ratio of 94.8% for the same period in 1998. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Total revenue from investment operations for the first quarter of 1999 increased 30.5% to $14,770,346 from $11,316,917 in the first quarter of 1998. This growth was driven by a $2,252,074 increase in non-recurring realized gains on investments combined with a $1,550,924 increase in net investment income. Partially offsetting this increase was a decrease in the earnings recognized from the Company's 21.63% ownership of Erie Family Life Insurance Company to $1,055,907 in the first quarter of 1999 from $1,405,476 recorded in the first quarter of 1998. The Company records this investment under the equity method of accounting.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short and long-term commitments of the Company. At March 31, 1999, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $716 million, or 48%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

At March 31, 1999, 96.1% of total investments consist of fixed maturities and equity securities. Mortgage loans and other invested assets represented only 3.9% of total investments at that date. Mortgage loans or real estate and other invested assets have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Consequently, these investments have been kept to a minimum.

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

At March 31, 1999, the Company's five largest investments in corporate debt securities totaled $29.2 million, none of which individually exceeded $9.6 million. These investments had a market value of $30.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from management operations as the attorney-in-fact for the Exchange, the net cash flow from the Erie Insurance Company's 5% and the Erie Insurance Company of New York's .5% participation in the underwriting results of the reinsurance pool with the Exchange, and the Company's investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The Company pays commissions on premiums collected rather than written premiums.

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments. Net cash flows provided by operating activities for the three months ended March 31, 1999 and 1998, were $38,752,943 and $17,624,965, respectively.

Dividends declared and paid to shareholders in the three months ended March 31, 1999 and 1998, totaled $8,099,101 and $7,255,446, respectively. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flow.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at March 31, 1999 of $17,585,697 and at December 31, 1998 of $17,121,777.

The National Association of Insurance Commissioners (NAIC) standard for measuring the solvency of insurance companies, referred to as Risk Based Capital
(RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 1998, the Exchange, its subsidiary Flagship City Insurance Company and the Company's property/casualty insurance subsidiaries' all had Risk Based Capital levels substantially in excess of levels that would require regulatory action.

At March 31, 1999 and December  31, 1998,  the  Company's  receivables  from its affiliates totaled $506,574,309 and $489,913,986, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, represent a concentration of credit risk.


STOCK REDEMPTION PLAN

The Erie Indemnity Company Stock Redemption Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. The redemption amount is limited to an aggregation of: (1) an initial amount of $10 million as of December 31, 1995 and (2) beginning in 1996 and annually thereafter, an additional annual amount as determined by the Board is its sole discretion, not to exceed 20% of the Company's net income from management

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20% of the Company's retained earnings determined as of the close of the prior year. In addition, the plan limits the repurchase from any single shareholder's estate to 33% of total share holdings of such shareholder. On March 11, 1997, the Board approved an increase in the redemption amount of $16,655,226 to $41,005,412. On April 28, 1998, the Board approved an increase in the redemption amount of $17,791,624 to $58,797,036. On April 27, 1999 the Board approved an increase in the redemption amount of $19,190,347 to $77,987,383. As of March 31, 1999, no shares have been redeemed under the Stock Redemption Plan.


STOCK REPURCHASE PLAN

At the December 16, 1998 regular meeting of the Board of Directors of the Erie Indemnity Company, the board approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $70 million of its outstanding Class A common stock through December 31, 2001. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital. During the first quarter of 1999, 468,095 shares were repurchased at a total cost of $12,781,866 or an average price of $27.31.


YEAR 2000 READINESS DISCLOSURE

Erie Indemnity Company and the property/casualty insurance companies it manages are dependent on electronic processing and information systems to conduct business. Like all companies with such dependencies, the Company is continually faced with significant decisions and technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and beyond. The Year 2000 Issue presents a risk management issue which is perhaps more pervasive than any previous issue faced by businesses of all types. To effectively manage the risks associated with the Year 2000 Issue, management has taken measures over the past six years designed to reduce the Company's potential for business interruption. References to the Company in the description below, including cost information, pertain to the Company and the property/casualty insurance companies under its management.

The effect of the Year 2000 Issue cannot be measured exactly with certainty; any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 17.

Company's State of Readiness

Exposure to systems failure is a risk faced by the Company every day. Unlike these other risks, the date change to the Year 2000 is predictable. Efforts to mitigate The ERIE's exposure through effective identification, remediation and contingency planning are organized and being conducted on all major business processes to minimize the risks.

To assure that the Company effectively addresses this risk at all levels of the organization, management has in place a structure that provides oversight of Year 2000 risk management activities, which are being conducted within the major business units of the Company. Oversight by Executive and Senior Management is being facilitated through a dedicated project office. This office, (the Y2K Office) is working in consultation with each business unit to assure consistency and adequacy of risk management activities and to collect companywide project status and cost information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Within each  business  unit,  each key  business  process is being  evaluated to assure that underlying systems and components exposed to potential Year 2000 failure are appropriately identified and addressed. Underlying system components include internal operating systems (hardware and software), infrastructure elements including non-information technology components and systems, communications systems and devices, internally developed mainframe applications, personal computer hardware and software, external parties and providers and peripheral devices.

Each underlying component supporting key business processes was identified and mission critical business processes were prioritized during 1998. Priority was assigned based on the relative importance of the component to the business process and based on the importance of the business process relative to other business processes.

Efforts to remediate non-compliant internal components (principally mainframe applications) began in the mid-1990's as a routine part of systems development and maintenance. Remediation of the Company's mainframe applications was completed and component testing conducted during the first quarter of 1999.

To supplement component testing and to provide a greater degree of assurance that business functions will be uninterrupted, full systems Year 2000 simulation testing was completed during March and April of 1999. Full systems testing included simultaneous testing of underlying components necessary to the support of key business processes. Testing environments that closely approximate operating environments for mainframe and LAN-based PC applications were developed for use during this testing. The results of testing did not indicate that key business processing applications will encounter any serious problems in the year 2000 due to the inability to recognize dates in the year 2000.

As testing is nearing completion, each business unit is consulting with the Y2K Office to develop contingency plans to address the possibility of component or business process failures and addresses both business continuity and system recovery. Management anticipates completion of these plans during the first nine months of 1999.

Cost to Address Year 2000 Issues

Prior to 1998, the Company did not establish a specific budget to address the Year 2000 Issue. By including Year 2000 changes in the scope of each system development and maintenance project, the Year 2000 Issue became an extension of all system projects. It is estimated that through March 31, 1999 costs incurred for specific Y2K activities including programming, testing, integrated test planning, and administrative efforts approximate $1.8 million. This estimate includes the cost of our internal efforts based on rates for personnel engaged in these activities. Future costs will be incurred as testing and contingency planning continues during 1999.In addition, the cost of consulting resources engaged during the first quarter of 1999 amounted to $91,000. No additional consulting charges are expected to be incurred for the remainder of the year.

Management believes that the cost of testing and administrative support will approximate $800,000 during the remaining nine months of 1999 based on the project plans for these activities. This estimate includes the cost of personnel involved in testing and the cost to maintain the technical test environment. Any costs that may be incurred to replace non-compliant software and hardware during 1999 are not expected to be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to these costs, the Company will incur internal personnel costs and certain other planned expenditures for items which will enable business continuity plans to be executed. Costs for the development and testing of contingency plans during 1999 have not been estimated in detail but are not expected to be material to the financial position or results of operations of the Company.

Risk of the Company's Year 2000 Issues

The proper functioning of the Company's computer systems and applications is critical to the continued operations of the Company. By addressing the Year 2000 Issue over several years in the ordinary course of business, the costs and uncertainty associated with it have been reduced significantly. Management does not believe that critical business operations of the Company will be adversely affected to any significant degree by the Year 2000 Issue.

It is possible that certain key external parties will certify their systems as year 2000 compliant when in fact they are not. The inability of the Company to respond to uncontrollable circumstances is always a concern. For example, if numerous key third parties are unable to support the operations of the Company, operations could be adversely affected. The Company, as part of overall risk management, is preparing contingency plans during 1999 in response to the possibility of key third party failure. Management does not anticipate these scenarios as having a greater than remote possibility of occurrence.

Company's Contingency Plans if a Vendor or the Company Fail to Address Year 2000 Issues

This risk described above will be addressed through contingency planning. The level of contingency planning will be commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans are being developed and will be finalized during the first nine months of 1999.

The statements containing the beliefs of management about the Company's state of readiness for Year 2000 Issues are necessarily forward-looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: human or mechanical errors in correcting Year 2000 Issues; incorrect or improper (intentional or otherwise) representations by third parties as to their compliance or remediation efforts; the failure of third parties to follow through on their remediation efforts; and the inability to identify and/or locate processing chips that are subject to Year 2000 problems.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The H.O. Hirt Trusts collectively own 2,340 shares of the Company's Class B Common Stock, which has the exclusive right to vote in the election of directors of the Company. Since such shares represent 76.22% of the outstanding share of the Company Class B Common Stock, the vote of the H.O. Hirt Trusts is sufficient to determine the outcome of any election of directors. The trustees of the H.O. Hirt Trusts are F. William Hirt, Chairman of the Board of the Company, a director of the Company, a beneficial owner of more that 10% of the Company's outstanding Class A Common Stock and a beneficiary of one of the two H.O. Hirt Trusts; his sister, Susan Hirt Hagen, a director of the Company, a beneficial owner of more than 10% of the Company's outstanding Class A Common Stock and a beneficiary of the other H.O. Hirt Trust and Mellon Bank, N.A. Under the provisions of the H.O. Hirt Trusts, the shares of the company's Class B Common Stock held by the H.O. Hirt Trusts are to be voted as directed by a majority of the three trustees.

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

On April 2, 1998, Susan Hirt Hagen, a director, filed duplicate petitions in the Orphans' Court Division of the Court of Common Pleas of Erie County, Pennsylvania (the "Court") seeking the removal of Mellon Bank N.A. ("Mellon") as a co-trustee of the H.O. Hirt Trusts. The principal basis for the alleged relief was the allegation that Mellon, as the owner of an insurance agency, was a competitor of the Company. Among the relief requested by Susan Hirt Hagen in the petitions was the grant of a preliminary injunction against Mellon from voting the Class B Common Stock held by the H.O. Hirt Trusts for the purpose of the election of directors at the Company's April 28, 1998 Annual Meeting of Shareholders. Because of the potential substantial harm to the Company if the preliminary injunction was granted, the Company filed a petition to intervene in the preliminary injunction proceedings which the Court granted on April 21, 1998 and an order denying Susan Hirt Hagen's request for a preliminary injunction. On April 28, 1998, the Company's 1998 Annual Meeting of Shareholders was held as scheduled and each of the candidates for election as a director of the Company named in the Company's April 1, 1998 proxy statement was elected as a director of the Company with the affirmative votes of Mellon and F. William Hirt as a majority of the trustees of the H.O. Hirt Trusts.

On June 3, 1998, the Company, because of its substantial interest in the outcome of any matter involving a change in Mellon's status as a co-trustee of the H.O. Hirt Trusts, petitioned the Court to intervene in the trial of the issues remaining under Susan Hirt Hagen's petitions to remove Mellon as a co-trustee. On June 24, 1998, the Court denied the Company's petition, and, on July 13, 1998, the Company appealed the Court's denial to the Superior Court of Pennsylvania. On August 5, 1998, Susan Hirt Hagen, a director of the Company, filed a motion with the Superior Court of Pennsylvania to quash the Company's appeal. On August 17, 1998, the Company filed its response to Susan Hirt Hagen's motion to quash the Company's appeal. On October 19, 1998, the Superior Court of Pennsylvania denied without prejudice Susan Hirt Hagen's motion to quash the Company's appeal, and the Superior Court of Pennsylvania established a schedule for the submission of briefs on the merits of the Company's appeal.

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

On August 4, 1998, the Company filed a further petition with the Court seeking the right to intervene in the proceedings insofar as the proceedings would entail the possible approval of any settlement of the petitions to remove Mellon as co-trustee or the appointment of a successor trustee to Mellon. On October 21, 1998, Mellon submitted to the Court a Petition to Resign Pursuant to and upon the Fulfillment of Certain Conditions Precedent (the "Mellon Petition"). On October 29, 1998, the Court conducted a hearing at which time, among other things, the Court heard testimony from two potential successor corporate trustees to Mellon, each of which potential successors (either Bankers Trust or Bank Boston), the Court was advised, had the approval of Mellon, Susan Hirt Hagen and F. William Hirt. During that same hearing, the Court indicated that it would accept the Mellon Petition and would in the future enter an order providing for the granting of the Mellon Petition, in conjunction with a further hearing on the matter of the appointment of a successor corporate co-trustee and the final Court approval thereof. On November 2, 1998, the Court scheduled such a further hearing for January 6, 1999.

On January 6, 1999, with the concurrence of all parties, the Court accepted the resignation of Mellon as co-trustee of the H.O. Trusts and released Mellon from all further obligations with respect to the H.O. Hirt Trusts. On the same date, the Court appointed Bankers Trust as the successor co-trustee of the H.O. Hirt Trusts. On January 26, 1999, the Court assessed $637,500 in costs incurred by Mellon in connection with the removal litigation against Susan Hirt Hagen.

On March 3, 1999 Bankers Trust filed with the Court a Petition to Accept Resignation of Trustee (the "Bankers Trust Petition") in which Bankers Trust requested the Court that its resignation as corporate Co-Trustee of the H. O. Hirt Trusts be accepted and a successor corporate Trustee be appointed. On March 4, 1999 the Court appointed Judge William R. Cunningham to serve in the Orphans' Court to preside over the matter of the Bankers Trust Petition, and a hearing was fixed for May 7, 1999. On or about May 6, 1999 Bankers Trust filed a petition for Citation to Show Cause why Declaratory Relief Should not be Granted ("Bankers Trust Declaratory Action Petition"). The Bankers Trust Declaratory Action Petition seeks a determination by the Court whether a provision of the Pennsylvania Insurance Company Law, Section 40 P.S. ss.991.1405(c)(4) provides the exclusive means by which persons may be nominated and elected to the Board, or whether the Trustees have the power to nominate and elect to the Board persons other than those designated by the Nominating Committee.

On May 7, 1999 the Court issued an Order approving the resignation of Bankers Trust Company as the corporate Trustee effective upon the entry of an Order appointing a successor corporate Trustee. Also on May 7, 1999 the Court issued an Order setting a schedule for the filing and determination of objections to the Bankers Trust Declaratory Action Petition, indicating that any objections to the Petition must be filed on or before May 25, 1999; responses to the objections must be filed on or before June 15, 1999; and the Court set Oral Argument on any objections and responses on June 29, 1999. Thereafter, if necessary, a Hearing on the merits of the Declaratory Action Petition would be held on July 28, 1999.

Item 4.  Submission  of Matters  to a Vote of  Security Holders

The Company's Annual Meeting of Shareholders was held April 27, 1999.

          a. The following directors were elected at the Annual Meeting of Shareholders for a one-year term and until a successor is elected and qualified:

               Peter B. Bartlett                   Edmund J. Mehl
               Samuel P. Black, III                Stephen A. Milne
               J. Ralph Borneman, Jr.              John M. Petersen
               Patricia A. Goldman                 Jan R. Van Gorder
               Susan H. Hagen                      Harry H. Weil
               F. William Hirt

          b. The following other matter was voted upon at the meeting and the following number of affirmative votes were cast the respect to such matter:

               The proposal to ratify the selection of Brown, Schwab, Bergquist & Co. as independent public accountants to perform the annual audit of the Company's financial statements for the year ending December 31, 1999. This proposal received 3,012 affirmative votes with no negative votes or abstentions.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Erie Indemnity Company
                                                           (Registrant)


Date:  May 10, 1999
                                                    \s\   Stephen A. Milne
                                             (Stephen A. Milne, President & CEO)


                                                    \s\   Philip A. Garcia
                              (Philip A. Garcia, Executive Vice President & CFO)