Form 10-Q
period 1999-06-30
ERIE INDEMNITY CO
filed 1999-08-16
CIK 922621

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1999

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 66,098,605 shares as of July 19, 1999.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of July 19, 1999.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                      INDEX

                            ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Position--June 30, 1999 and December 31, 1998

         Consolidated Statements of Operations--Three and six months ended June 30, 1999 and 1998

         Consolidated Statements of Comprehensive Income--Three and six months ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows--Six months ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements--June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                          June 30,                December 31,
                                  ASSETS                                    1999                       1998
                                                                       ---------------           ---------------
                                                                        (Unaudited)
INVESTMENTS
   Fixed Maturities Available-for-Sale at fair value
    (amortized cost of $458,150,530 and
     $421,101,561, respectively)                                       $   464,663,878           $   441,353,427
   Equity Securities (cost of $178,874,790 and
     $169,976,774, respectively)                                           218,564,698               202,804,068
   Real Estate Mortgage Loans                                                8,298,469                 8,287,129
   Other Invested Assets                                                    20,507,914                17,493,496
                                                                       ---------------           ---------------
       Total Investments                                               $   712,034,959           $   669,938,120

   Cash and Cash Equivalents                                                16,700,819                53,580,043
   Accrued Investment Income                                                 7,889,028                 7,252,439
   Note Receivable from Erie Family
     Life Insurance Company                                                 15,000,000                15,000,000
   Premiums Receivable from Policyholders                                  116,790,157               114,695,231
   Prepaid Federal Income Tax                                                        0                 2,508,908
   Reinsurance Recoverables from Erie Insurance
     Exchange                                                              396,496,310               381,301,722
   Other Receivables from Erie Insurance
     Exchange and Affiliates                                               130,631,954               108,612,264
   Reinsurance Recoverable Non-affiliates                                      893,898                   938,894
   Deferred Policy Acquisition Costs                                        11,434,482                10,863,107
   Property and Equipment                                                   14,140,351                12,388,650
   Equity in Erie Family Life Insurance Company                             37,308,329                39,478,746
   Other Assets                                                             40,199,239                36,873,922
                                                                       ---------------           ---------------
       Total Assets                                                    $ 1,499,519,526           $ 1,453,432,046
                                                                       ===============           ===============
                                                                                                      (Continued)

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                            June 30,              December 31,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                    1999                     1998
                                                                       ----------------          ---------------
                                                                             (Unaudited)
LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                          $    437,588,428          $   426,164,578
   Unearned Premiums                                                        236,142,915              229,056,597
   Accrued Commissions                                                       85,824,971               85,005,699
   Accounts Payable and Accrued Expenses                                     24,577,785               20,252,904
   Deferred Income Taxes                                                     15,178,671               17,121,777
   Federal Income Tax Payable                                                   782,685                        0
   Dividends Payable                                                          7,998,891                8,099,100
   Employee Benefit Obligations                                              13,595,027               12,508,130
                                                                       ----------------          ---------------
       Total Liabilities                                               $    821,689,373          $   798,208,785
                                                                       ----------------          ---------------
SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common,  stated  value  $.0292  per  share;
       authorized  74,996,930 shares; issued 67,032,000 shares;
       outstanding 66,098,605 shares                                   $      1,955,100          $     1,955,100
     Class B Common, stated value $70.00
       per share; authorized 3,070 shares;
       issued and outstanding 3,070 shares                                      214,900                  214,900
   Additional Paid-In Capital                                                 7,830,000                7,830,000
   Accumulated Other Comprehensive Income                                    31,622,358               40,178,626
   Retained Earnings                                                        661,635,110              605,044,635
                                                                       ----------------          ---------------
       Total Contributed Capital and Retained Earnings                 $    703,257,468          $   655,223,261

   Treasury Stock (933,395 shares repurchased in 1999)                       25,427,315                        0
                                                                       ----------------          ---------------
       Total Shareholders' Equity                                      $    677,830,153          $   655,223,261
                                                                       ----------------          ---------------
       Total Liabilities and
         Shareholders' Equity                                          $  1,499,519,526          $ 1,453,432,046
                                                                       ================          ===============

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended                   Six Months Ended
                                                                            June 30                           June 30
                                                          ---------------------------------    ----------------------------------
MANAGEMENT OPERATIONS:                                           1999               1998               1999              1998

  Management Fee Revenue                                  $  137,502,858    $   130,184,972    $   259,337,064    $   247,508,627
  Service Agreement Revenue                                    3,704,565          2,942,924          7,433,674          5,942,245
  Other Operating Revenue                                        311,125            373,829            647,908            747,790
                                                          --------------    ---------------    ---------------    ---------------
    Total Revenue from Management Operations                 141,518,548        133,501,725        267,418,646        254,198,662

  Cost of Management Operations                              100,931,839         94,437,016        192,465,363        181,373,102
                                                          --------------    ---------------    ---------------    ---------------
    Net Revenue From
      Management Operations                               $   40,586,709    $    39,064,709    $    74,953,283    $    72,825,560
                                                          --------------    ---------------    ---------------    ---------------
INSURANCE UNDERWRITING OPERATIONS:

  Premiums Earned                                         $   29,517,142    $    28,146,565    $    58,124,065    $    55,607,627
  Losses and Loss Adjustment Expenses Incurred                20,130,338         20,453,563         41,521,508         38,950,953
  Policy Acquisition and Other Underwriting
    Expenses                                                   8,273,850          7,999,725         16,096,949         15,535,916
                                                          --------------    ---------------    ---------------    ---------------
    Total Losses and Expenses                                 28,404,188         28,453,288         57,618,457         54,486,869
                                                          --------------    ---------------    ---------------    ---------------
    Underwriting Gain (Loss)                              $    1,112,954    $      (306,723)   $       505,608    $     1,120,758
                                                          --------------    ---------------    ---------------    ---------------
INVESTMENT OPERATIONS:

  Equity in Earnings of Erie Family
    Life Insurance Company                                $    1,271,560    $     1,203,568    $     2,327,467    $     2,609,044
  Net Investment Income                                       10,933,553          9,160,614         21,399,140         18,075,277
  Net Realized Gain on Investments                             3,972,170          3,189,588          7,221,022          4,186,366
                                                          --------------    ---------------    ---------------    ---------------
    Total Revenue from Investment Operations                  16,177,283         13,553,770         30,947,629         24,870,687
                                                          --------------    ---------------    ---------------    ---------------
    Income Before Income Taxes                                57,876,946         52,311,756        106,406,520         98,817,005

  Provision for Income Taxes                                  18,651,964         16,841,275         33,773,980         31,647,465
                                                          --------------    ---------------    ---------------    ---------------
    Net Income                                            $   39,224,982    $    35,470,481    $    72,632,540    $    67,169,540
                                                          ==============    ===============    ===============    ===============
    Net Income per Share                                  $         0.53    $          0.48    $          0.98    $          0.90
                                                          ==============    ===============    ===============    ===============
  Weighted Average Shares Outstanding                         73,678,486         74,400,000         74,013,951         74,400,000
                                                          ==============    ===============    ===============    ===============
  Dividends Declared per Share:
    Class A non-voting Common                             $         0.12    $        0.1075    $          0.24    $         0.215
                                                          --------------    ---------------    ---------------    ---------------
    Class B Common                                        $        18.00    $        16.125    $         36.00    $         32.25
                                                          --------------    ---------------    ---------------    ---------------

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                    Three Months Ended                     Six Months Ended
                                                                           June 30                             June 30
                                                          ---------------------------------    ---------------------------------
                                                                 1999               1998              1999               1998
Net Income                                                $   39,224,982    $    35,470,481    $   72,632,540     $   67,169,540
                                                          --------------    ---------------    --------------     --------------
  Unrealized (Losses) Gains on Securities:
    Unrealized Holding (Losses) Gains Arising
      During Period                                           (6,866,848)         2,719,010        (5,942,467)        17,473,855
    Less:  Reclassification Adjustment for
      Gains Included in Net Income                             3,972,170          3,189,589         7,221,022          4,186,366
                                                          --------------    ---------------    --------------     --------------
      Net Unrealized Holding (Losses) Gains
        Arising During Period                             $  (10,839,018)   $      (470,579)   $  (13,163,489)    $   13,287,489
  Income Tax Benefit (Expense) Related to
    Unrealized Gains or Losses                                 3,793,657            164,703         4,607,221         (4,650,621)
                                                          --------------    ---------------    --------------     --------------
  Other Comprehensive (Loss) Income, Net of Tax           $   (7,045,361)   $      (305,876)   $   (8,556,268)    $    8,636,868
                                                          --------------    ---------------    --------------     --------------
  Comprehensive Income                                    $   32,179,621    $    35,164,605    $   64,076,272     $   75,806,408
                                                          ==============    ===============    ==============     ==============

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended              Six Months Ended
                                                                                June 30, 1999                 June 30, 1998
                                                                               --------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $   72,632,540                $   67,169,540
   Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                1,021,138                       992,036
       Deferred income tax expense                                                    610,164                       974,895
       Amortization of deferred policy acquisition costs                           11,080,179                    10,504,487
       Realized gain on investments                                                (7,221,022)                   (4,186,366)
       Net amortization of bond discount                                               75,686                       (88,703)
       Undistributed earnings of Erie Family Life                                  (1,652,981)                   (1,995,874)
       Deferred compensation                                                          398,015                       721,957
   Increase in accrued investment income                                             (636,589)                     (447,892)
   Increase in receivables                                                        (39,264,207)                  (28,562,521)
   Policy acquisition costs deferred                                              (11,651,556)                  (11,085,056)
   Increase in prepaid expenses and other assets                                   (3,891,789)                   (5,740,002)
Increase in accounts payable and accrued expenses                                   5,013,765                     4,142,361
   Increase in accrued commissions                                                    819,272                     2,450,461
   Increase in income taxes payable                                                 3,291,593                     2,751,373
   Increase in loss reserves                                                       11,423,849                    19,875,401
   Increase in unearned premiums                                                    7,086,319                     9,687,984
                                                                               --------------                --------------
       Net cash provided by operating activities                               $   49,134,376                $   67,164,081

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                             (86,580,523)                  (52,491,656)
     Equity securities                                                            (32,419,130)                  (35,906,487)
     Mortgage loans                                                                   (66,286)                            0
     Other invested assets                                                         (3,644,781)                   (9,768,461)
   Sales/maturities of investments:
     Fixed maturities                                                              49,854,609                    21,264,251
     Equity securities                                                             29,963,355                    24,734,685
     Mortgage loans                                                                    55,076                        61,335
     Other invested assets                                                            600,011                       632,882
   Purchase of property and equipment                                                (337,762)                     (346,947)
   Purchase of computer software                                                   (2,435,077)                   (1,714,556)
   Loans to Agents                                                                 (1,177,218)                     (983,013)
   Collections on Agent loans                                                       1,743,711                       744,557
                                                                               --------------                --------------
       Net cash used in investing activities                                   $  (44,444,015)               $  (53,773,410)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                              $  (16,142,270)               $  (14,510,889)
   Treasury stock                                                                 (25,427,315)                            0
                                                                               --------------                --------------
       Net cash used in financing activities                                   $  (41,569,585)               $  (14,510,889)
                                                                               --------------                --------------
   Net decrease in cash and cash equivalents                                      (36,879,224)                   (1,120,218)
   Cash and cash equivalents at beginning of period                                53,580,043                    53,148,495
                                                                               --------------                --------------
   Cash and cash equivalents at end of period                                  $   16,700,819                $   52,028,277
                                                                               ==============                ==============

Supplemental disclosures of cash flow information:
Cash paid during the six months ended June 30, 1999 and 1998 for income taxes was $29,864,633 and $28,221,547 respectively.

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding giving effect to the conversion of the weighted average number of Class B shares outstanding at a rate of 2,400 Class A shares for one Class B share as set out in the Company's Articles of Incorporation. Weighted average equivalent shares outstanding totaled 73,678,486 for the three months ended June 30, 1999 and 74,013,951 for the six months ended June 30, 1999. For the three and six month periods ended June 30, 1998 the weighted average equivalent shares outstanding totaled 74,400,000.


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

The following is a summary of available-for-sale securities:

                                                                        Gross                Gross           Estimated
                                                  Amortized           Unrealized           Unrealized           Fair
(In Thousands)                                       Cost               Gains               Losses             Value
                                                -------------        ------------         -------------     -------------

June 30, 1999
Fixed Maturities:
U.S. Treasuries & Government
  Agencies                                      $      11,817        $        316         $          29     $      12,104
States & Political Subdivisions                        49,607               2,162                   210            51,559
Special Revenue                                       125,022               4,429                   359           129,092
Public Utilities                                       18,213                  70                   505            17,778
U. S. Industrial & Miscellaneous                      222,927               2,825                 2,183           223,569
Foreign Industrial & Miscellaneous                     11,654                  75                   454            11,275
Foreign Governments-Agency                              1,991                   0                    91             1,900
                                                -------------        ------------         -------------     -------------
   Total Bonds                                  $     441,231        $      9,877         $       3,831     $     447,277
Redeemable Preferred Stock                             16,920               1,009                   542            17,387
                                                -------------        ------------         -------------     -------------
   Total Fixed Maturities                       $     458,151        $     10,886         $       4,373     $     464,664
                                                -------------        ------------         -------------     -------------
Equity Securities:
Common Stock                                    $      64,719        $     43,709         $       6,351     $     102,077
Non-Redeemable Preferred Stock                        114,156               4,214                 1,882           116,488
                                                -------------        ------------         -------------     -------------
   Total Equity Securities                      $     178,875        $     47,923         $       8,233     $     218,565
                                                -------------        ------------         -------------     -------------
     Total Available-for-Sale Securities        $     637,026        $     58,809         $      12,606     $     683,229
                                                =============        ============         =============     =============

                                                                          Gross                Gross           Estimated
                                                    Amortized           Unrealized           Unrealized           Fair
(In Thousands)                                         Cost                Gains               Losses             Value
                                                -------------        ------------         -------------     -------------
December 31, 1998
Fixed Maturities:
U.S. Treasuries & Government
  Agencies                                      $      13,018        $        689         $           0     $      13,707
States & Political Subdivisions                        48,307               3,293                     0            51,600
Special Revenue                                       132,025               7,215                     5           139,235
Public Utilities                                       13,116                 300                     0            13,416
U.S. Industrial & Miscellaneous                       195,296               9,028                   629           203,695
Foreign Industrial & Miscellaneous                      5,159                 165                    86             5,238
Foreign Governments-Agency                              1,990                   0                   181             1,809
                                                -------------        ------------         -------------     -------------
   Total Bonds                                  $     408,911        $     20,690         $         901     $     428,700
Redeemable Preferred Stock                             12,191                 577                   115            12,653
                                                -------------        ------------         -------------     -------------
   Total Fixed Maturities                       $     421,102        $     21,267         $       1,016     $     441,353
                                                -------------        ------------         -------------     -------------
Equity Securities:
Common Stock                                    $      60,622        $     37,626         $       8,018     $      90,230
Non-Redeemable Preferred Stock                        109,355               4,813                 1,594           112,574
                                                -------------        ------------         -------------     -------------
   Total Equity Securities                      $     169,977        $     42,439         $       9,612     $     202,804
                                                -------------        ------------         -------------     -------------
     Total Available-for-Sale Securities        $     591,079        $     63,706         $      10,628     $     644,157
                                                =============        ============         =============     =============

Deferred income taxes decreased by $2,553,275 at June 30, 1999 compared to a $5,342,948 increase at December 31, 1998 related to the change in unrealized gains (losses) on available-for-sale securities.

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


NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized financial statement information for EFL:

                                                                          Six Months Ended      Six Months Ended
                                                                            June 30, 1999         June 30, 1998
                                                                         -----------------      -----------------
Revenues                                                                 $      51,144,570      $      47,691,941
Benefits and expenses                                                           34,372,686             29,057,962
                                                                         -----------------      -----------------
Income before income taxes                                                      16,771,884             18,633,979
Income taxes                                                                     6,011,516              6,571,824
                                                                         -----------------      -----------------
Net income                                                               $      10,760,368      $      12,062,155
                                                                         =================      =================
Dividends paid to shareholders                                           $       2,976,752      $       2,693,252
                                                                         =================      =================
Net unrealized appreciation on investment
  securities at June 30, net of deferred
  taxes                                                                  $       8,494,788      $      25,004,334
                                                                         =================      =================

NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL paid the Company $483,750 for interest in the second quarter of 1999.

NOTE F -- TREASURY STOCK

In December 1998, the Board of Directors of the Company authorized the repurchase of up to $70 million of its Class A common stock from January 1, 1999 through December 31, 2001. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders'
Equity." Treasury shares are recorded on the Consolidated Statements of Financial Position at cost. In the second quarter of 1999, 465,300 shares were repurchased at a total cost of $12,654,449 or an average price of $27.18.
During the first six months of 1999, 933,395 shares were repurchased at a total cost of $25,427,315 or an average price of $27.24.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


RESULTS OF OPERATIONS

Overview

Consolidated net income increased by 10.6% for the second quarter of 1999 to $39,224,982, or $.53 per share, from $35,470,481 or $.48 per share, for the second quarter of 1998. The increase in net income for the quarter was driven by improved results in all three of the Company's operating segments. For the six months ended June 30, 1999, net income increased 8.1% to $72,632,540 or $.98 per share, from $67,169,540 or $.90 per share reported for the same period in 1998.

Operating income increased 9.3% to $36,386,730, or $.49 per share for the three months ended June 30, 1999 from $33,275,647, or $.45 per share for the three months ended June 30, 1998. For the six months ended June 30, 1999, operating income increased 5.5% to $67,566,725, or $.91 per share, from $64,069,002, or $.86 per share, for the same period in 1998.

Analysis of Management Operations

Net revenue from the Company's management operations increased 3.9% to $40,586,709 for the three months ended June 30, 1999 from $39,064,709 for the same period in 1998. The gross margin from management operations (net revenue divided by total revenue), of 28.7% in the second quarter of 1999, was slightly less than the gross margin of 29.3% reported in the second quarter of 1998. For the six months ended June 30, 1999 net revenue from management operations totaled $74,953,283, an increase of 2.9% when compared to the first six months of 1998.

Management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 5.6% to $137,502,858 for the three months ended June 30, 1999 from $130,184,972 for the three months ended June 30, 1998. Management fee revenue increased 4.8% to $259,337,064 in the first six months of 1999 compared to $247,508,627 for the same period in 1998.

The direct and affiliated assumed premiums of the Exchange, upon which management fee is based, increased by 2.5 % to $550,011,427 in the second quarter of 1999 compared to $536,825,827 in the second quarter of 1998. The rate of growth in management fee revenue was greater than the rate of growth in direct and affiliated assumed premium of the Exchange because the management fee rate charged the Exchange beginning January 1, 1999 was 25% compared to a rate of 24.25% charged in the second quarter of 1998. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%. For the year, premiums written increased 1.6% to $1,037,348,253 compared to $1,020,634,719 written for the first six months of 1998. Premium growth was adversely influenced by previously announced pricing actions in the Private Passenger Auto line of insurance. However, policy growth for the first six months of 1999 when compared to the same period in 1998 was strong as policy retention rates and new policy growth improved. Policies in force increased 4.4% to 2,622,735 for the period ended June 30, 1999 from 2,512,172 policies in force at June 30, 1998. Policy retention (the percentage of current policyholders that have renewed their policy) was 91.0% and 90.7% for the period ended June 30, 1999 and 1998, respectively for private passenger auto and 89.8% and 89.4% for the six months ended June 30, 1999 and 1998, respectively overall for all lines combined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service agreement revenue totaled $3,704,565 and $2,942,924 for the quarter ended June 30, 1999 and 1998, respectively. Service agreement revenue is derived from two sources. First, the Company is reimbursed by the Exchange for a portion of service charges collected by the property/casualty insurers of the Group from Policyholders for the costs incurred by the Company in providing extended payment terms on policies written by the Group. Service charges totaled $1,746,219 for the three months ended June 30, 1999 compared to $1,508,081 during the same period in 1998. Second, service income is received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a 7.0% service fee on the premiums from this business. These fees totaled $1,958,346 and $1,434,843 for the three months ended June 30, 1999 and 1998, respectively on net voluntary assumed reinsurance premiums of $27,976,382 and $20,497,760 in the second quarter of 1999 and 1998, respectively.

For the six months ended June 30, 1999 service agreement revenue increased 25.1% to $7,433,674 from $5,942,245. Service charges increased 14.2% to $3,445,390 from $3,016,162, while service agreement income rose by 36.3% to $3,988,284. Net voluntary assumed reinsurance premiums totaled $56,975,494 and $41,801,183 for the first six months of 1999 and 1998, respectively.

The cost of management operations increased 6.9% for the second quarter of 1999 to $100,931,839 from $94,437,016 during the second quarter of 1998. For the six months ended June 30, 1999 the cost of management operations grew by 6.1% to $192,465,363 compared to $181,373,102 for the same period in 1998.

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

Commission costs totaled $69,432,411 for the second quarter of 1999, a 6.8% increase over the $65,015,264 reported in the second quarter of 1998. Commissions grew by 5.7% to $130,067,383 from $123,057,643 recorded for the first six months of 1998. Commission costs grew faster than the rate of growth in written premiums due to increased provisions for agent contingency and incentive awards and an increase in the average commission rate.

The cost of management operations excluding commission costs, increased 7.1% for the three months ended June 30, 1999 to $31,499,428 from $29,421,752 recorded in the second quarter of 1998. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations, after commissions. The Company's personnel costs totaled $18,073,887 for the three month period ended June 30, 1999, compared to $17,406,012 for the same period in 1998, an increase of 3.8%.

The cost of management operations was also affected by information technology consulting and corporate litigation costs incurred during the second quarter of 1999. Such costs amounted to about $1,250,837 during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Insurance Underwriting Operations

Insurance underwriting results are produced from the Company's property and casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany reinsurance pooling arrangement. These operations generated a gain of $1,112,954 in the second quarter of 1999 compared to a loss of $306,723 in the second quarter of 1998. In the second quarter of 1999, premiums earned increased 4.9% to $29,517,142 compared to $28,146,565 for the same period in 1998. Losses, loss adjustment expenses and other underwriting expenses incurred decreased 0.2% for the second quarter of 1999 to $28,404,188 compared to $28,453,288 for the prior year's second quarter. Catastrophe losses in the second quarter of 1999 were $960,483 compared to the 1998 second quarter total of $2,262,739.

The GAAP combined ratio for the Company's property and casualty insurance operations increased slightly to 99.1% for the six months ended June 30, 1999 compared to a ratio of 98.0% for the same period in 1998. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Total revenue from investment operations for the second quarter of 1999 increased to $16,177,283 from $13,553,770 in the second quarter of 1998. This increase was driven by a $782,582 increase in non-recurring realized gains on investments combined with a $1,772,939 increase in net investment income. Also contributing to the increase was an increase in the earnings recognized from the Company's 21.63% ownership of Erie Family Life Insurance Company to $1,271,560 in the second quarter of 1999 from $1,203,568 recorded in the second quarter of 1998. Total revenue from investment operations for the six months ended June 30, 1999 increased 24.4% to $30,947,629 from $24,870,687 for the same period in 1998. This increase resulted from a $3,323,863 increase in net investment income and a $3,034,656 increase in net realized gains on investments.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short and long-term commitments of the Company. At June 30, 1999, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $700 million, or 47%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

At June 30, 1999, 96.0% of total investments consist of fixed maturities and equity securities. Mortgage loans and other invested assets represented only 4.0% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return.

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

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments. Net cash flows provided by operating activities for the six months ended June 30, 1999 and 1998, were $49,134,376 and $67,164,081, respectively.

Dividends declared and paid to shareholders in the three months ended June 30, 1999 and 1998, totaled $8,043,169 and $7,255,444, respectively. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flow.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at June 30, 1999 of $15,178,671 and at December 31, 1998 of $17,121,777.

The National Association of Insurance Commissioners (NAIC) standard for measuring the solvency of insurance companies, referred to as Risk Based Capital
(RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 1998, the Exchange, its subsidiary Flagship City Insurance Company and the Company's property/casualty insurance subsidiaries' financial statements prepared under Statutory Accounting Practices are all substantially in excess of levels that would require regulatory action.

At June 30, 1999 and December  31,  1998,  the  Company's  receivables  from its affiliates totaled $527,128,264 and $489,913,986, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, represent a concentration of credit risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

STOCK REDEMPTION PLAN

The Erie Indemnity Company Stock Redemption Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. The redemption amount is limited to an aggregation of: (1) an initial amount of $10 million as of December 31, 1995 and (2) beginning in 1996 and annually thereafter, an additional annual amount as determined by the Board is its sole discretion, not to exceed 20% of the Company's net income from management operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20% of the Company's retained earnings determined as of the close of the prior year. In addition, the plan limits the repurchase from any single shareholder's estate to 33% of total share holdings of such shareholder. On April 27, 1999 the Board approved an increase in the redemption amount of $19,190,347 to $77,987,383. As of June 30, 1999, no shares have been redeemed under the Stock Redemption Plan.


STOCK REPURCHASE PLAN

At the December 16, 1998 regular meeting of the Board of Directors of the Erie Indemnity Company, the board approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $70 million of its outstanding Class A common stock through December 31, 2001. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital. In the second quarter of 1999, 465,300 shares were repurchased at a total cost of $12,645,449 or an average price of $27.18. During the first six months of 1999, 933,395 shares were repurchased at a total cost of $25,427,315 or an average price of $27.24.


YEAR 2000 READINESS DISCLOSURE

Erie Indemnity Company and the property/casualty insurance companies it manages are dependent on electronic processing and information systems to conduct business. Like all companies with such dependencies, the Company is continually faced with significant decisions and technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and beyond. The Year 2000 Issue is perhaps more pervasive than any previous risk management issue faced by businesses of all types. To effectively manage the risks associated with the Year 2000 Issue, management has taken measures over the past six years designed to reduce the Company's potential for business interruption. References to the Company in the description below, including cost information, pertain to the Company and the property/casualty insurance companies under its management.

The effect of the Year 2000 Issue cannot be measured exactly with certainty; any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 18.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's State of Readiness

Exposure to systems failure is a risk faced by the Company every day. Unlike these every day risks, the date change to the Year 2000 is predictable. Efforts to mitigate The ERIE's exposure through effective identification, remediation, testing and contingency planning are organized and being conducted on all major business processes to minimize the risks.

To assure that the Company effectively addresses this risk, management has in place a structure that provides oversight of Year 2000 project activities, which are being conducted within the major business units of the Company. Oversight by Executive and Senior Management is being facilitated through a dedicated project office. This office, (the Y2K Office) is working in consultation with each business unit to assure consistency and adequacy of risk management activities and to collect companywide project status and cost information.

Within each  business  unit,  each key  business  process has been  evaluated to assure that underlying systems and components exposed to potential Year 2000 failure are appropriately identified and addressed. Underlying system components include internal operating systems (hardware and software), infrastructure elements including non-information technology components and systems, communications systems and devices, internally developed mainframe applications, personal computer hardware and software, external parties and providers and peripheral devices.

Each underlying component supporting key business processes was identified and mission critical business processes were prioritized during 1998. Priority was assigned based on the relative importance of the component to the business process and based on the importance of the business process relative to other business processes.

Efforts to remediate non-compliant internal components (principally mainframe applications) began in the mid-1990's as a routine part of systems development and maintenance. Remediation of the Company's mainframe applications was completed and component testing was conducted during the first quarter of 1999.

To supplement component testing and to provide a greater degree of assurance that business functions will be uninterrupted, Year 2000 simulation testing on the full insurance operations system was performed during March and April of 1999 and was completed April 30, 1999. Full systems testing included simultaneous testing of underlying components necessary to the support of key insurance operations business processes. Testing environments that closely approximate operating environments for mainframe and LAN-based PC applications were developed for use during this testing. The results of testing did not indicate that key business processing applications will encounter any material problems in the year 2000 due to the inability to recognize dates in the year 2000.

Certain administrative systems (non-insurance operations) which operate in LAN based PC environments are also undergoing Year 2000 simulation testing which began in May, 1999 and is scheduled for completion by the end of July, 1999. While these systems are vendor certified as compliant, management believes the presence of certain customizations makes testing prudent. Test results through June 30, 1999 indicate no material problems.

The Y2K Office conducts ongoing monitoring of key external parties including utility suppliers, voice and data communications providers and financial institutions. Where possible and practicable, focused testing has been accomplished with these parties. No matter has come to our attention concerning the state of readiness of these key third parties that causes management to believe any of these parties will be unable to provide continuous service to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 1999, each business unit developed contingency plans designed to respond to potential component or total systems failure. The plans incorporate a variety of back up processes some of which are automated, some manual. The plans provide that several operating areas accelerate work into 1999 or postpone work into later January 2000, where possible. Provisions for back up capabilities on services provided by key third parties are also included in the plans where feasible.

With the approval of the plans by Executive Management in July, 1999, the Company is beginning to execute the steps necessary to carry out the back up plans which are planned for completion during the third quarter. These steps include the orientation and training of employees integral to the plan as well as the procurement of supplies and equipment necessary to conduct business in the back up environment, should that become necessary.

Cost to Address Year 2000 Issues

Prior to 1998, the Company did not establish a specific budget to address the Year 2000 Issue. By including Year 2000 changes in the scope of each system development and maintenance project, the Year 2000 Issue became an extension of all system projects. It is estimated that through June 30, 1999 costs incurred for specific Y2K activities including programming, testing, integrated test planning, and administrative efforts approximate $2.3 million. This estimate includes the cost of our internal efforts based on rates for personnel engaged in these activities. Future costs will be incurred as contingency plan testing continues during 1999. In addition, the cost of consulting resources engaged during the first six months of 1999 amounted to $122,000.

Management believes that the cost of testing and administrative support will approximate $175,000 during the remaining six months of 1999 based on the project plans for these activities. This estimate includes the cost of personnel involved in testing and the cost to maintain the technical test environment. Costs incurred to replace non-compliant software and hardware during 1999 have not been and are not expected to be significant.

In addition to these costs, the Company will incur internal personnel costs and certain other planned expenditures for items which will enable business continuity plans to be executed. Costs for the development and testing of contingency plans during 1999 approximate $125,000 with $50,000 being incurred through June 30, 1999 and approximately $75,000 estimated for the remainder of 1999.

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

It is possible that certain key external parties will certify their systems as year 2000 compliant when in fact they are not. The inability of the Company to respond to uncontrollable circumstances remains a concern. For example, if numerous key third parties are unable to support the operations of the Company, operations could be adversely affected. The Company, as part of overall risk management, has prepared contingency plans to respond, where feasible, to the possibility of key third party failure(s). Management does not believe that these scenarios have a greater than remote possibility of occurrence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's Contingency Plans if a Vendor or the Company Fail to Address Year 2000 Issues

This risk described above has been addressed through contingency planning. The level of contingency planning is commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans have been developed and will be tested during the final six months of 1999.

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

On June 16, 1999, Susan Hirt Hagen filed with the Court a motion for leave to amend the response she had filed to the Petition, so as to assert a claim against the Company in the nature of a request for a permanent injunction against certain Bylaw amendments adopted by the Company effective June 15, 1999.

On June 29, 1999, the Court heard oral argument on the objections which the Company and F. William Hirt filed to the Petition. On July 15, 1999, the Court entered its Order and Opinion which sustained the objections to the Petition and dismissed without prejudice the Petition, and also dismissed without prejudice Susan Hirt Hagen's Motion to Amend.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Erie Indemnity Company
                                                       (Registrant)

Date:  July 19, 1999
                                                   \s\   Stephen A. Milne
                                             (Stephen A. Milne, President & CEO)


                                                   \s\   Philip A. Garcia
                             (Philip A. Garcia, Executive Vice President & CFO)