Form 10-Q
period 1999-09-30
ERIE INDEMNITY CO
filed 1999-10-27
CIK 922621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1999

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

                  Class    A Common Stock, no par value,  with a stated value of
                           $.0292   per   share--   65,366,736   shares   as  of
                           October 20, 1999.

                  Class B Common Stock, no par value, with a stated value of $70.00 per share-- 3,070 shares as of October 20, 1999.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                      INDEX

                             ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Position--September 30, 1999 and December 31, 1998

         Consolidated Statements of Operations--Three and nine months ended September 30, 1999 and 1998

         Consolidated Statements of Comprehensive Income--Three and nine months ended September 30, 1999 and 1998

         Consolidated Statements of Cash Flows--Nine months ended
         September 30, 1999 and 1998

         Notes to Consolidated Financial Statements--September 30, 1999

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                          September 30,       December 31,
                  ASSETS                                                     1999                 1998
                                                                       -----------------    -----------------
                                                                            (Unaudited)
INVESTMENTS
   Fixed Maturities Available-for-Sale at fair value
     (amortized cost of $468,818,005 and
     $421,101,561, respectively)                                       $     471,121,281    $     441,353,427
   Equity Securities (cost of $179,481,645 and
    $169,976,774, respectively)                                              206,707,043          202,804,068
   Real Estate Mortgage Loans                                                  8,265,809            8,287,129
   Other Invested Assets                                                      30,919,610           17,493,496
                                                                       -----------------    -----------------

     Total Investments                                                 $     717,013,743    $     669,938,120

   Cash and Cash Equivalents                                                  32,945,494           53,580,043
   Accrued Investment Income                                                   8,964,821            7,252,439
   Note Receivable from Erie Family Life
     Insurance Company                                                        15,000,000           15,000,000
   Premiums Receivable from Policyholders                                    118,288,376          114,695,231
   Prepaid Federal Income Tax                                                          0            2,508,908
   Reinsurance Recoverables from Erie Insurance
     Exchange                                                                407,281,771          381,301,722
   Other Receivables from Erie Insurance Exchange
     and Affiliates                                                          112,936,234          108,612,264
   Reinsurance Recoverable Non-affiliates                                        945,546              938,894
   Deferred Policy Acquisition Costs                                          11,826,911           10,863,107
   Property and Equipment                                                     15,250,185           12,388,650
   Equity in Erie Family Life Insurance Company                               36,151,686           39,478,746
   Other Assets                                                               40,775,193           36,873,922
                                                                       -----------------    -----------------

     Total Assets                                                      $   1,517,379,960    $   1,453,432,046
                                                                       =================    =================

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                         September 30,          December 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY                                   1999                  1998
                                                                       -----------------    -----------------
                                                                           (Unaudited)
LIABILITIES
   Unpaid Losses and Loss Adjustment Expenses                          $     441,846,800    $     426,164,578
   Unearned Premiums                                                         246,608,685          229,056,597
   Accrued Commissions                                                        90,515,461           85,005,699
   Accounts Payable and Accrued Expenses                                      25,084,369           20,252,904
   Deferred Income Taxes                                                       8,535,026           17,121,777
   Federal Income Tax Payable                                                  1,246,585                    0
   Dividends Payable                                                           7,919,212            8,099,100
   Employee Benefit Obligations                                               13,688,550           12,508,130
                                                                       -----------------    -----------------

     Total Liabilities                                                 $     835,444,688    $     798,208,785
                                                                       -----------------    -----------------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A Common,  stated  value  $.0292  per  share;
       authorized  74,996,930 shares; issued 67,032,000 shares ;
       outstanding 65,595,136 shares                                   $       1,955,100    $       1,955,100
     Class B Common, stated value $70.00
       per share; authorized 3,070 shares;
       issued and outstanding 3,070 shares                                       214,900              214,900
   Additional Paid-In Capital                                                  7,830,000            7,830,000
   Accumulated Other Comprehensive Income                                     19,493,063           40,178,626
   Retained Earnings                                                         692,152,287          605,044,635
                                                                       -----------------    -----------------

     Total Contributed Capital and Retained Earnings                   $     721,645,350    $     655,223,261
                                                                       -----------------    -----------------

   Treasury Stock (1,436,864 shares repurchased in 1999)                      39,710,078                    0
                                                                       -----------------    -----------------

     Total Shareholders' Equity                                        $     681,935,272    $     655,223,261
                                                                       -----------------    -----------------

     Total Liabilities and Shareholders' Equity                        $   1,517,379,960    $   1,453,432,046
                                                                       =================    =================

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30                      September 30
                                                          -----------------------------------  -----------------------------------
MANAGEMENT OPERATIONS:                                           1999               1998              1999                1998

   Management Fee Revenue                                 $     135,796,427  $    129,046,712  $     395,133,491  $    376,555,339
   Service Agreement Revenue                                      3,792,303         3,944,646         11,225,977         9,886,891
   Other Operating Revenue                                          318,776           369,086            966,684         1,116,876
                                                          -----------------  ----------------  -----------------  ----------------

     Total Revenue from Management Operations                   139,907,506       133,360,444        407,326,152       387,559,106

   Cost of Management Operations                                 97,962,068        93,313,277        290,427,431       274,686,379
                                                          -----------------  ----------------  -----------------  ----------------

     Net Revenue From Management Operations               $      41,945,438  $     40,047,167  $     116,898,721  $    112,872,727
                                                          -----------------  ----------------  -----------------  ----------------

INSURANCE UNDERWRITING OPERATIONS:

   Premiums Earned                                        $      29,449,004  $     28,387,446  $      87,573,069  $     83,995,073

   Losses and Loss Adjustment Expenses Incurred                  22,374,731        19,653,955         63,896,239        58,604,908
   Policy Acquisition and Other Underwriting
     Expenses                                                     8,653,731         8,830,200         24,750,680        24,366,116
                                                          -----------------  ----------------  -----------------  ----------------

     Total Losses and Expenses                                   31,028,462        28,484,155         88,646,919        82,971,024
                                                          -----------------  ----------------  -----------------  ----------------

     Underwriting (Loss) Gain                             $      (1,579,458) $        (96,709) $      (1,073,850) $      1,024,049
                                                          -----------------  ----------------  -----------------  ----------------

INVESTMENT OPERATIONS:

   Equity in Earnings of Erie Family Life
     Insurance Company                                    $       1,456,208  $        792,289  $       3,783,675  $      3,401,333
   Net Investment Income                                         10,904,443         9,824,865         32,303,583        27,900,142
   Net Realized Gain on Investments                               4,088,931         1,230,011         11,309,953         5,416,377
                                                          -----------------  ----------------  -----------------  ----------------

     Total Revenue from Investment Operations                    16,449,582        11,847,165         47,397,211        36,717,852
                                                          -----------------  ----------------  -----------------  ----------------

     Income Before Income Taxes                                  56,815,562        51,797,623        163,222,082       150,614,628

   Provision for Income Taxes                                    18,390,973        16,101,086         52,164,953        47,748,551
                                                          -----------------  ----------------  -----------------  ----------------

     Net Income                                           $      38,424,589  $     35,696,537  $     111,057,129  $    102,866,077
                                                          =================  ================  =================  ================

     Net Income per Share                                 $            0.52  $           0.48  $            1.51  $           1.38
                                                          =================  ================  ================== ================

   Weighted Average Shares Outstanding                           73,322,329        74,400,000          73,780,876       74,400,000
                                                          =================  ================  ================== ================

   Dividends Declared per Share:
     Class A non-voting Common                            $            0.12  $         0.1075  $             0.36 $         0.3225
                                                          -----------------  ----------------  ------------------ ----------------
     Class B Common                                       $           18.00  $         16.125  $            54.00 $         48.375
                                                          -----------------  ----------------  -----------------  ----------------




See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                    Three Months Ended               Nine Months Ended
                                                                        September 30                    September 30
                                                          ---------------------------------  ----------------------------------
                                                                  1999           1998               1999             1998
Net Income                                                $     38,424,589  $    35,696,537  $    111,057,129  $    102,866,077
                                                          ----------------  ---------------  ----------------  ----------------
   Unrealized (Losses) Gains on Securities:
     Unrealized Holding (Losses) Gains Arising
       During Period                                           (14,571,524)     (16,780,584)      (20,513,991)          693,271
     Less:  Reclassification Adjustment for
       Gains Included in Net Income                              4,088,931        1,230,011        11,309,953         5,416,377
                                                          ----------------  ---------------  ----------------  ----------------
       Net Unrealized Holding Losses
         Arising During Period                            $    (18,660,455) $   (18,010,595) $    (31,823,944) $     (4,723,106)
   Income Tax Benefit Related to
     Unrealized Gains or Losses                                  6,531,160        6,303,708        11,138,381         1,653,087
                                                          ----------------  ---------------  ----------------  ----------------
   Other Comprehensive Loss, Net of Tax                   $    (12,129,295) $   (11,706,887) $    (20,685,563) $     (3,070,019)
                                                          ----------------  ---------------  ----------------  ----------------
   Comprehensive Income                                   $     26,295,294  $    23,989,650  $     90,371,566  $     99,796,058
                                                          ================  ===============  ================  ================


See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended             Nine Months Ended
                                                                            September 30, 1999            September 30, 1998
                                                                           -------------------           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $       111,057,129           $       102,866,077
   Adjustment to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                 1,361,111                     1,512,252
       Deferred income tax (benefit)expense                                           (649,247)                    1,973,432
       Amortization of deferred policy acquisition costs                            16,757,832                    15,902,016
       Realized gain on investments                                                (11,309,953)                   (5,416,377)
       Net amortization of bond premium (discount)                                      82,988                      (100,054)
       Undistributed earnings of Erie Family Life                                   (2,771,945)                   (2,481,579)
       Deferred compensation                                                           584,390                       462,203
   Increase in accrued investment income                                            (1,712,382)                   (1,918,871)
   Increase in receivables                                                         (33,903,816)                  (39,159,997)
   Policy acquisition costs deferred                                               (17,721,637)                  (16,843,061)
   Increase in prepaid expenses and other assets                                    (3,735,362)                   (6,880,040)
   Increase in accounts payable and accrued expenses                                 5,427,496                     6,011,782
   Increase in accrued commissions                                                   5,509,763                     5,903,638
   Increase in income taxes payable                                                  3,755,493                     3,966,928
   Increase in loss reserves                                                        15,682,222                    19,538,250
   Increase in unearned premiums                                                    17,552,088                    20,066,258
                                                                           -------------------           -------------------
       Net cash provided by operating activities                           $       105,966,170           $       105,402,857

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments:
     Fixed maturities                                                             (122,197,234)                  (68,532,043)
     Equity securities                                                             (48,471,461)                  (63,385,866)
     Mortgage loans                                                                    (66,286)                            0
     Other invested assets                                                         (13,219,481)                   (9,847,958)
   Sales/maturities of investments:
     Fixed maturities
       Maturities and calls                                                         37,969,478                     6,393,339
       Sales                                                                        36,891,489                    20,314,279
     Equity securities                                                              49,849,204                    32,267,890
     Mortgage loans                                                                     87,800                        92,124
     Other invested assets                                                             783,778                     3,087,762
   Purchase of property and equipment                                                 (337,762)                     (340,834)
   Purchase of computer software                                                    (3,884,884)                   (2,422,645)
   Loans to Agents                                                                  (2,349,831)                   (1,452,913)
   Collections on Agent loans                                                        2,183,912                     1,071,634
                                                                           -------------------           -------------------
       Net cash used in investing activities                               $       (62,761,278)          $       (82,755,230)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid to shareholders                                          $       (24,129,363)          $       (21,766,335)
   Treasury stock                                                                  (39,710,078)                            0
                                                                           -------------------           -------------------
       Net cash used in financing activities                               $       (63,839,441)          $       (21,766,335)
                                                                           -------------------           -------------------
   Net (decrease) increase in cash and cash equivalents                            (20,634,549)                      881,292
   Cash and cash equivalents at beginning of period                                 53,580,043                    53,148,495
                                                                           -------------------           -------------------
   Cash and cash equivalents at end of period                              $        32,945,494           $        54,029,787
                                                                           ===================           ===================

Supplemental disclosures of cash flow information:
Cash paid during the nine months ended September 30, 1999 and 1998 for income taxes was $46,475,000 and $45,016,115 respectively.

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding giving effect to the conversion of the weighted average number of Class B shares outstanding at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Weighted average equivalent shares outstanding totaled 73,322,329 for the three months ended September 30, 1999 and 73,780,876 for the nine months ended September 30, 1999. For the three and nine month periods ended September 30, 1998 the weighted average equivalent shares outstanding totaled 74,400,000.


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

The following is a summary of available-for-sale securities:

                                                                         Gross                Gross           Estimated
                                                  Amortized           Unrealized            Unrealized          Fair
(In Thousands)                                       Cost                Gains                Losses            Value
                                                -------------        ------------         -------------     -------------
September 30, 1999
Fixed Maturities:
U.S. Treasuries & Government
   Agencies                                     $      11,038        $        248         $          40     $      11,246
States & Political Subdivisions                        52,078               1,859                   281            53,656
Special Revenue                                       122,288               3,496                   414           125,370
Public Utilities                                       20,969                  41                   306            20,704
U.S. Industrial & Miscellaneous                       226,885               1,925                 4,353           224,457
Foreign Industrial & Miscellaneous                     12,649                   6                   650            12,005
Foreign Governments-Agency                              1,991                   0                   110             1,881
                                                -------------        ------------         -------------     -------------
   Total Bonds                                  $     447,898        $      7,575         $       6,154     $     449,319
Redeemable Preferred Stock                             20,920               1,184                   302            21,802
                                                -------------        ------------         -------------     -------------
   Total Fixed Maturities                       $     468,818        $      8,759         $       6,456     $     471,121
                                                -------------        ------------         -------------     -------------

Equity Securities:
Common Stock                                    $      66,927        $     39,106         $      10,334     $      95,699
Non-Redeemable Preferred Stock                        112,555               2,643                 4,190           111,008
                                                -------------        ------------         -------------     -------------
   Total Equity Securities                      $     179,482        $     41,749         $      14,524     $     206,707
                                                -------------        ------------         -------------     -------------
     Total Available-for-Sale Securities        $     648,300        $     50,508         $      20,980     $     677,828
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
                                                =============        ============         =============     =============

The deferred income tax liability related to the change in unrealized gains (losses) on available-for-sale securities decreased by $7,937,499 at September 30, 1999 compared to a $5,342,948 increase at December 31, 1998.


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


NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method. The following represents summarized financial statement information for EFL:


                                                                              Nine Months Ended            Nine Months Ended
                                                                             September 30, 1999           September 30, 1998
                                                                             ------------------           ------------------
Revenues                                                                     $       77,914,775           $       70,773,994
Benefits and expenses                                                                51,692,881                   46,230,129
                                                                             ------------------           ------------------
Income before income taxes                                                           26,221,894                   24,543,865
Income taxes                                                                          8,729,171                    8,818,793
                                                                             ------------------           ------------------
Net income                                                                   $       17,492,723           $       15,725,072
                                                                             ==================           ==================

Dividends declared to shareholders                                           $        6,237,000           $        5,670,000
                                                                             ==================           ==================

Net unrealized appreciation (depreciation) on
  investment securities at September 30, net of
  deferred taxes                                                             $       (2,399,545)          $       18,876,966
                                                                             ==================           ==================

NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

On December 29, 1995, EFL issued a surplus note to the Company in return for cash of $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. The Company has accrued $483,750 for related interest in the third quarter of 1999.

NOTE F -- TREASURY STOCK

In December 1998, the Board of Directors of the Company authorized the repurchase of up to $70 million of its Class A common stock from January 1, 1999 through December 31, 2001. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders'
Equity." Treasury shares are recorded on the Consolidated Statements of Financial Position at cost. In the third quarter of 1999, 503,469 shares were repurchased at a total cost of $14,282,763 or an average price of $28.37. During the first nine months of 1999, 1,436,864 shares were repurchased at a total cost of $39,710,078 or an average price of $27.64.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 10, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.


RESULTS OF OPERATIONS

Financial Overview

Consolidated net income increased by 7.6% for the third quarter of 1999 to $38,424,589, or $.52 per share, from $35,696,537 or $.48 per share, for the third quarter of 1998. Gains made in the Company's management operations and its investment operations were partially offset by losses experienced in the Company's insurance underwriting operations as a result of Hurricane Floyd. For the nine months ended September 30, 1999, net income increased 8.0% to $111,057,129 or $1.51 per share, from $102,866,077 or $1.38 per share reported for the same period in 1998.

On an operating basis excluding capital gains and federal income taxes on these gains, the net operating income increased 1.9% to $35,452,824, or $.48 per share for the three months ended September 30, 1999 from $34,788,159, or $.47 per share for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net operating income increased 4.2% to $103,019,549, or $1.40 per share, from $98,857,161, or $1.33 per share, for the same period in 1998.

Analysis of Management Operations

Net revenue from the Company's management operations increased 4.7% to $41,945,438 for the three months ended September 30, 1999 from $40,047,167 for the same period in 1998. The gross margin from management operations (net revenue divided by total revenue), was 30.0% in the third quarter of 1999 and 1998. For the nine months ended September 30, 1999 net revenue from management operations totaled $116,898,721, an increase of 3.6% when compared to the first nine months of 1998.

Management fee revenue derived from the management operations of the Company, which serves as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 5.2% to $135,796,427 for the three months ended September 30, 1999 from $129,046,712 for the three months ended September 30, 1998. Management fee revenue increased 4.9% to $395,133,491 in the first nine months of 1999 compared to $376,555,339 for the same period in 1998.

The direct and affiliated assumed premiums of the Exchange, upon which management fee is based, grew by 2.1% to $543,185,707 in the third quarter of 1999 compared to $532,170,808 in the third quarter of 1998. The rate of growth in management fee revenue was greater than the rate of growth in direct and affiliated assumed premium of the Exchange because the management fee rate charged the Exchange beginning January 1, 1999 was 25% compared to a rate of 24.25% charged in the third quarter of 1998. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%. For the year to date period, premiums written increased 1.8% to $1,580,533,960 compared to $1,552,805,527 written for the first nine months of 1998. Premium growth continues to be modest due to previously announced pricing actions in the private passenger auto line of insurance. Policy growth for the first nine months of 1999 when compared to the same period in 1998 was strong as policy retention rates and new policy growth improved. Policies in force increased 4.7% to 2,659,174 for the period ended September 30, 1999 from 2,539,444 policies in force at September 30, 1998. Policy retention (the percentage of current policyholders that have renewed their policy) was 91.3% and 90.6% for the period ended September 30, 1999 and 1998, respectively, for private passenger auto and 90.0% and 89.4% for the nine months ended September 30, 1999 and 1998, respectively, overall for all lines combined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service agreement revenue totaled $3,792,303 and $3,944,646 for the quarter ended September 30, 1999 and 1998, respectively. Service agreement revenue is derived from two sources. First, the Company is reimbursed by the Exchange for providing extended payment terms on policies written by the Group. Reimbursements totaled $1,623,263 for the three months ended September 30, 1999 compared to $2,143,513 during the same period in 1998. Second, service income is received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a 7.0% service fee on the premiums from this business. These fees totaled $2,169,040 and $1,801,133 for the three months ended September 30, 1999 and 1998, respectively on net voluntary assumed reinsurance premiums of $30,986,280 and $25,730,479 in the third quarter of 1999 and 1998, respectively.

For the nine months ended September 30, 1999 service agreement revenue increased 13.5% to $11,225,977 from $9,886,891. Extended payment term reimbursements decreased 1.8% to $5,068,653 from $5,159,675, while service agreement income rose by 30.3% to $6,157,324. Net voluntary assumed reinsurance premiums totaled $88,861,773 and $68,431,663 for the first nine months of 1999 and 1998, respectively.

The cost of management operations increased 5.0% for the third quarter of 1999 to $97,962,068 from $93,313,277 during the third quarter of 1998. For the nine months ended September 30, 1999 the cost of management operations grew by 5.7% to $290,427,431 compared to $274,686,379 for the same period in 1998.

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

Commission costs totaled $68,592,632 for the third quarter of 1999, a 6.0% increase over the $64,704,256 reported in the third quarter of 1998. Commissions grew by 5.8% to $198,660,015 from $187,761,899 recorded for the first nine months of 1998. Commission costs grew faster than the rate of growth in written premiums due to increased provisions for agent contingency awards and incentive awards and an increase in the average commission rate. The provision for agent contingency awards has increased due to excellent insurance underwriting results experienced in the past several years while the average commission rate has increased due to a slight shift in the insurance product mix to more commercial and personal property lines of business from private passenger auto.

The cost of management operations excluding commission costs, increased $760,415 for the three months ended September 30, 1999 to $29,369,436. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in the cost of operations, after commissions. The Company's personnel costs totaled $17,730,694 for the three month period ended September 30, 1999, an increase of $1,095,142 over the same period in 1998.

Analysis of Insurance Underwriting Operations

Insurance underwriting results are produced from the Company's property and casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany reinsurance pooling arrangement. Insurance underwriting operations incurred losses of $1,579,458 in the third quarter of 1999 compared to a loss of $96,709 in the third quarter of 1998. In the third quarter of 1999, premiums earned increased 3.7% to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$29,449,004 compared to $28,387,446 for the same period in 1998. Losses, loss adjustment expenses and other underwriting expenses incurred increased at a greater rate than premiums earned, up 8.9% for the third quarter of 1999 amounting to $31,028,462 compared to $28,484,155 for the prior year's third quarter. Catastrophe losses were $1,342,000 in the third quarter of 1999 compared to $659,000 in the third quarter of 1998. Losses resulting from Hurricane Floyd were partly responsible for the increased underwriting loss for the three months ended September 30, 1999. Losses from Hurricane Floyd amounted to approximately $1.1 million at the end of the third quarter or about $.01 per share, after federal income taxes. For the nine months ended September 30, 1999, the Company posted an underwriting loss of $1,073,850 compared to an underwriting gain of $1,024,049 for the same period in 1998.

The GAAP combined ratio for the Company's property and casualty insurance operations increased to 105.4% for the three months ended September 30, 1999 compared to a ratio of 100.3% for the same period in 1998. The GAAP combined ratio, excluding catastrophe losses was 99.7% for the third quarter 1999, compared to 97.1% for the same period in 1998. On a year to date basis, the GAAP combined ratio amounted to 101.2% and 98.8% at September 30, 1999 and 1998, respectively. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Total revenue from investment operations for the third quarter of 1999 improved significantly to $16,449,582 from $11,847,165 in the third quarter of 1998. This increase was driven by a $2,858,920 increase in realized gains on investments, a $1,079,578 increase in net investment income and a $663,919 increase in the earnings recognized from the Company's 21.63% ownership of Erie Family Life Insurance Company. Total revenue from investment operations for the nine months ended September 30, 1999 increased 29.1% to $47,397,211 from $36,717,852 for the same period in 1998. This year to date increase resulted from a $5,893,576 increase in net realized gains on investments and a $4,403,441 increase in net investment income.


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short and long-term commitments of the Company. At September 30, 1999, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, and cash and short-term investments, totaled $702 million, or 46.3%, of total assets. These resources provide the liquidity the Company requires to meet demands on its funds.

At September 30, 1999, 94.5% of total investments consist of fixed maturities and equity securities. Mortgage loans and other invested assets represented only 5.5% of total investments at that date. Mortgage loans and real estate investments have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return.

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

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments. Net cash flows provided by operating activities for the nine months ended September 30, 1999 and 1998, were $105,966,170 and $105,402,857, respectively.

Dividends declared and paid to shareholders in the three months ended September 30, 1999 and 1998, totaled $7,919,212 and $7,255,444, respectively. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flow.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at September 30, 1999 of $8,535,026 and at December 31, 1998 of $17,121,777.

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

At September 30, 1999 and December 31, 1998, the Company's receivables from its affiliates totaled $520,218,005 and $489,913,986, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, potentially expose the Company to concentrations of credit risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


STOCK REDEMPTION PLAN

The Erie Indemnity Company Stock Redemption Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. The redemption amount is limited to an aggregation of: (1) an initial amount of $10 million as of December 31, 1995 and (2) beginning in 1996 and annually thereafter, an additional annual amount as determined by the Board is its sole discretion, not to exceed 20% of the Company's net income from management operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20% of the Company's retained earnings determined as of the close of the prior year. In addition, the plan limits the repurchase from any single shareholder's estate to 33% of total share holdings of such shareholder. On April 27, 1999 the Board approved an increase in the redemption amount of $19,190,347 to $77,987,383. As of September 30, 1999, no shares have been redeemed under the Stock Redemption Plan.


STOCK REPURCHASE PLAN

At the December 16, 1998 regular meeting of the Board of Directors of the Erie Indemnity Company, the Board approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $70 million of its outstanding Class A common stock through December 31, 2001. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital. In the third quarter of 1999, 503,469 shares were repurchased at a total cost of $14,282,763 or an average price of $28.37. During the first nine months of 1999, 1,436,864 shares were repurchased at a total cost of $39,710,078 or an average price of $27.64.


YEAR 2000 READINESS DISCLOSURE

Erie Indemnity Company and the property/casualty insurance companies it manages are dependent on electronic processing and information systems, automation technology and certain outside parties to conduct business. Like all companies with such dependencies, the Company is continually faced with significant decisions and technology challenges. Among these challenges is the so-called "Year 2000 Issue," the inability of many computer systems to recognize dates beginning with the year 2000 and beyond. The Year 2000 Issue is perhaps more pervasive than any previous risk management issue faced by businesses of all types. To effectively manage the risks associated with the Year 2000 Issue, management has taken measures over the past six years designed to reduce the Company's potential for business interruption. References to the Company in the description below, including cost information, pertain to the Company and the property/casualty insurance companies under its management.

The effect of the Year 2000 Issue cannot be measured exactly with certainty; any forecasts about the effect of the Year 2000 Issue and remediation projections are necessarily forward-looking statements and are subject to the risks and uncertainties noted on page 18.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's State of Readiness

Exposure to systems failure is a risk faced by the Company every day. Unlike these every day risks, the date change to the Year 2000 is predictable. Efforts to mitigate the Company's exposure through effective identification, remediation, testing and contingency planning are organized and have been conducted on all major business processes to minimize the risks.

To assure that the Company effectively addressed this risk, management put in place a structure that provides oversight of Year 2000 project activities, which were conducted within the major business units of the Company. Oversight by Executive and Senior Management was facilitated through a dedicated project office. This office, (the Y2K Office) worked in consultation with each business unit to assure consistency and adequacy of risk management activities and to collect companywide project status and cost information.

Within each business unit, each key business process was evaluated to assure that underlying systems and components exposed to potential Year 2000 failure were appropriately identified and addressed. Underlying system components include internal operating systems (hardware and software), infrastructure elements including non-information technology components and systems, communications systems and devices, internally developed mainframe applications, personal computer hardware and software, external parties and providers and peripheral devices.

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

Certain administrative systems (non-insurance operations) which operate in LAN based PC environments also underwent Year 2000 simulation testing which was completed at the end of July, 1999. These systems are vendor certified as compliant; however, management believed the presence of certain customizations made testing prudent. Test results; however, indicated no material problems.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 1999, each business unit developed contingency plans designed to respond to potential component or total systems failure. The plans incorporated a variety of back up processes some of which are automated, some manual. The plans provide that several operating areas accelerate work into 1999 or postpone work into later January 2000, where possible. Provisions for back up capabilities on services provided by key third parties are also included in the plans where feasible.

With the approval of the plans by Executive Management in July, 1999, the Company began carrying out the steps necessary to support the back up plans during the third quarter. These steps included the orientation and training of employees integral to the plan as well as the procurement of supplies and equipment necessary to conduct business in the back up environment, should that become necessary. Orientation and training is targeted for completion by October 31, 1999.

Cost to Address Year 2000 Issues

Prior to 1998, the Company did not establish a specific budget to address the Year 2000 Issue. By including Year 2000 changes in the scope of each system development and maintenance project, the Year 2000 Issue became an extension of all system projects. It is estimated that through September 30, 1999 costs incurred for specific Y2K activities including programming, testing, integrated test planning, contingency plan development and administrative efforts approximate $2.4 million. This estimate includes the cost of internal efforts based on salary and benefit rates for personnel engaged in these activities. Future costs will be incurred as contingency plan testing continues during 1999.

Management believes that the cost to complete contingency planning and administrative support will approximate $100,000 during the remaining three months of 1999 based on the project plans for these activities. Costs incurred to replace non-compliant software and hardware during 1999 have not been and are not expected to be significant.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's Contingency Plans if a Vendor or the Company Fail to Address Year 2000 Issues

This risk described above has been addressed through contingency planning. The level of contingency planning is commensurate with the relative importance of the external party to the operations of the Company and the relative risk that the party will be unable to operate satisfactorily in 2000. Such contingency plans have been developed and will be tested during the first half of the fourth quarter 1999.

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

Item 5.  Other Information

Election of Directors.
----------------------

At its regularly scheduled quarterly Board Meeting held on September 13, 1999, the Board of Directors of the Company, in accordance with the Company's By-Laws, increased the number of Directors to 13 from 11 and elected 3 new Directors to fill the new positions as well as a position created by the retirement of Director Edmund J. Mehl. Director Mehl had served on the Board of Directors for 30 years and retired under the Board's general retirement policy.

Elected to the Board were Gwendolyn S. King who from 1992-1999 served as Senior Vice President and Head of Corporate and Public Affairs for the Philadelphia Electric Company. Prior to that time, from 1989-1992, Ms. King served as a Commissioner for the U.S. Social Security Administration. Also elected was Martin J. Lippert who since 1997 has served as the Vice Chairman and Chief Information Officer of Systems and Technology for Royal Bank of Canada where he also serves a Executive Vice President. From 1981-1997 Mr. Lippert served in various management positions with Mellon Bank, Pittsburgh, Pennsylvania. Also elected was Robert C. Wilburn who has retired as President and Chief Executive Officer of the Colonial Williamsburg Foundation where he served from 1992 until his retirement. Prior to that time, he served as President of the Carnegie Institute Library of Pittsburgh from 1984-1992. Mr. Wilburn is currently an adjunct professor at Carnegie Mellon University.

Changes to By-Laws - Shareholder Proposals
------------------------------------------
               A. Deadline for Submitting Shareholder Proposals to the Company for Inclusion in the Company's Proxy Statement Relating to the Company's 2000 Annual Meeting of Shareholders Pursuant to and in Compliance with SEC Rule 14a-8.

                           Any shareholder who, in accordance with and subject
to the provisions of Rule 14a-8 of the proxy rules of the Securities and Exchange Commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 2000 Annual Meeting of Shareholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at 100 Erie Insurance Place, Erie, Pennsylvania 16530, not later than December 1, 1999.

               B. Requirements Under the Company's By-laws for Advance Notice to the Company of Shareholder Proposals to be Presented at the Company's 2000 Annual Meeting of Shareholders Otherwise than Pursuant to and in Compliance with SEC Rule 14a-8.

                           The Company amended Section 2.07 of its By-laws
relating to shareholder proposals. The following description of Section 2.07 as so amended is a materially complete summary of Section 2.07 as so amended. Reference is made, however, to the complete text of Section 2.07 as included in Exhibit 3.4 to this Form 10-Q Quarterly Report and such summary is qualified in its entirety by such reference.

                           Pursuant to amended Section 2.07 of the Company's
By-Laws, if a shareholder desires to present at the 2000 Annual Meeting of Shareholders (i) a proposal relating to candidates for election as directors by shareholders or (ii) a proposal relating to other than nominations for and election of directors, otherwise than pursuant to Rule 14a-8 of the proxy rules of the Securities and Exchange Commission, such shareholder must comply with the provisions for shareholder proposals set forth in the By-Laws which are summarized below. Written notice of any such proposal containing the information required under such By-Law provisions must be delivered during the period commencing on December 1, 1999 and ending on December 31, 1999 to the following address:

                           (i)      Written notice of a proposal relating to
candidates for election as directors by shareholders must be delivered in person, by first class United States mail postage prepaid or by reputable overnight delivery service to the Nominating Committee of the Board of Directors of the Company to the attention of the Company's Secretary at the Company's principal executive offices at 100 Erie Insurance Place, Erie, Pennsylvania 16530; and

                           (ii) Written  notice of a proposal  relating to other
than candidates for election as directors by shareholders must be delivered in person, by first class United States mail postage prepaid or by reputable overnight delivery service to the Board of Directors of the Company to the attention of the Company's Secretary at the Company's principal executive offices at 100 Erie Insurance Place, Erie, Pennsylvania 16530.

                  (a) Shareholder Proposals Relating to Candidates for Election as Directors by Shareholders.

                           A proposal by a shareholder of a candidate for
election by shareholders as a director at any meeting of shareholders at which directors are to be elected may be made by notice in writing, delivered in person or by first class United States mail postage prepaid or by reputable overnight delivery service, to the Nominating Committee of the Board of Directors of the Company to the attention of the Secretary of the Company at the principal office of the Company, within the time limits specified herein.

                           In the case of an annual meeting of shareholders, any
such written proposal of a candidate must be received by the Nominating Committee not less than 90 calendar days nor more than 120 calendar days before the first anniversary of the date on which the Company first mailed its proxy statement to shareholders for the annual meeting of shareholders in the immediately preceding year; provided, however, that in the case of an annual meeting of shareholders that is called for a date which is not within 30 calendar days before or after the first anniversary date of the annual meeting of shareholders in the immediately preceding year, any such written proposal must be received by the Company's Board of Directors not less than five business days after the date the Company shall have mailed notice to its shareholders that an annual meeting of shareholders will be held or issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that an annual meeting of shareholders will be held.

                           In the case of a special meeting of shareholders, any
such written proposal of a candidate must be received by the Nominating Committee within five business days after the earlier of the date that the Company shall have mailed notice to its shareholders that a special meeting of shareholders will be held or issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that a special meeting of shareholders will be held.

                           Such written proposal of a candidate must set forth
(A) the name and address of the shareholder  who  intends  to make the proposal,
(B) the name, age, business address and, if known, residence address of each person so proposed, (C) the principal occupation or employment of each person so proposed for the past five years, (D) the number of shares of capital stock of the Company beneficially owned within the meaning of Securities and Exchange Commission Rule 13d-1 by each person so proposed and the earliest date of acquisition of any such capital stock, (E) a description of any arrangement or understanding between each person so proposed and the proposing shareholder with respect to such person's proposed candidate for election as a director by shareholders and actions to be proposed or taken by such person as a director,
(F) the written consent of each person so proposed to serve as a director if nominated and elected as a director and (G) such other information regarding each such person as would be required under the proxy solicitation rules of the Securities and Exchange Commission if proxies were to be solicited for the election as a director of each person so proposed.

                           If a written proposal of a candidate submitted to the
Nominating Committee fails, in the reasonable judgment of the Nominating Committee, to contain the information specified in the immediately preceding paragraph or is otherwise deficient, the Chairperson of the Nominating Committee shall, as promptly as is practicable under the circumstances, provide written notice to the shareholder of such failure or deficiency in the written proposal of nomination and such shareholder shall have five business days from receipt of such notice to submit a revised written proposal of a candidate that corrects such failure or deficiency in all material respects.

                  (b) Shareholder Proposals Relating to Other Than Candidates for Elections as Directors by Shareholder.

                           A  shareholder  of the  Company  may  bring a  matter
(other than a proposal to the Nominating Committee of a candidate for election as a Director by shareholders which is covered by subsection (a) of Section
2.07 of the By-laws) before a meeting of shareholders only if (A) such matter is a proper matter for shareholder action and such shareholder shall have provided notice in writing, delivered in person or by first class United States mail postage prepaid or by reputable overnight delivery service, to the Secretary of the Company at the principal office of the Company, within the time limits specified herein or (B) the shareholder complies with the provisions of Rule 14a-8 under the Securities Exchange Act of 1934 relating to inclusion of shareholder proposals in the Company's proxy statement.

                           In the case of an annual meeting of shareholders, any
such written notice of presentation of a matter must be received by the Secretary of the Company not less than 90 calendar days nor more than 120 calendar days before the first anniversary of the date on which the Company first mailed its proxy statement to shareholders for the annual meeting of shareholders in the immediately preceding year; provided, however, that in the case of an annual meeting of shareholders that is called for a date which is not within 30 calendar days before or after the first anniversary date of the annual meeting of shareholders in the immediately preceding year, any such written notice of presentation of a matter must be received by the Secretary of the Company within five business days after the earlier of the date the Company shall have mailed notice to its shareholders that an annual meeting of shareholders will be held, issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that an annual meeting of shareholders will be held.

                           In the case of a special meeting of shareholders, any
such written notice of presentation of a matter must be received by the Secretary of the Company within five business days after the earlier of the date the Company shall have mailed notice to its shareholders that a special meeting of shareholders will be held, issued a press release, filed a periodic report with the Securities and Exchange Commission or otherwise publicly disseminated notice that a special meeting of shareholders will be held.

                           Such written notice of presentation of a matter shall
set forth information regarding such matter equivalent to the information regarding such matter that would be required under the proxy solicitation rules of the Securities and Exchange Commission if proxies were solicited for shareholder consideration of such matter at a meeting of shareholders.

                           If a written notice of presentation of a matter
submitted to the Company's Board of Directors fails, in the reasonable judgment of the Company's Board of Directors, to contain the information specified in the immediately preceding paragraph or is otherwise deficient, the Chairperson of the Company's Board of Directors shall, as promptly as is practicable under the circumstances, provide written notice to the shareholder who submitted the written notice of presentation of a matter of such failure or deficiency in the written notice of presentation of a matter and such shareholder shall have five business days from receipt of such notice to submit a revised written notice of presentation of a matter that corrects such failure or deficiency in all material respects.

                           Only matters submitted in accordance with the By-Law
provisions summarized herein shall be eligible for presentation of such meeting of shareholders, and any matter not submitted to the Company's Board of Directors in accordance with such provisions shall not be considered or acted upon at such meeting of shareholders.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 3.4 - Amendement and Restatement of Company By-Laws dated August 16,1999

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Erie Indemnity Company
                                                (Registrant)


Date:  October 27, 1999                  \s\   Stephen A. Milne
                                      (Stephen A. Milne, President & CEO)


                                          \s\   Philip A. Garcia
                              (Philip A. Garcia,Executive Vice President & CFO)