Form 10-K
period 1999-12-31
ERIE INDEMNITY CO
filed 2000-03-23
CIK 922621

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                (NO FEE REQUIRED)

For the fiscal year ended December 31, 1999

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

                       Class A Common Stock, stated value $.0292 per share

                       Class B Common Stock, stated value $70.00 per share

                                 (Title of class)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 64,847,751 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.

2. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2000 are incorporated by reference into Parts I and III of this Form 10-K Report.

                                      INDEX

  PART         ITEM NUMBER AND CAPTION                               PAGE
 --------      -----------------------                               ----

  I            Item  1.  Business                                      3

  I            Item  2.  Properties                                   14

  I            Item  3.  Legal Proceedings                            14

  I            Item  4.  Submission of Matters to a
                         Vote of Security Holders                     14

  II           Item  5.  Market for Registrant's Common Equity
                         and Related Shareholder Matters              15

  II           Item  6.  Selected Consolidated Financial Data         15

  II           Item  7.  Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                16

  II           Item  7a. Quantitative and Qualitative Disclosure
                         about Market Risk                            16

  II           Item  8.  Financial Statements and Supplementary
                         Data                                         16

  II           Item  9.  Changes In and Disagreements With
                         Accountants on Accounting and Financial
                         Disclosures                                  16

  III          Item 10.  Directors and Executive Officers
                         of the Registrant                            17

  III          Item 11.  Executive Compensation                       18

  III          Item 12.  Security Ownership of Certain
                         Beneficial Owners and Management             18

  III          Item 13.  Certain Relationships and Related
                         Transactions                                 19

  IV           Item 14.  Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K                      21

                                     PART I

Item 1.   Business

              Erie   Indemnity   Company  (the   "Company")  is  a  Pennsylvania
corporation  formed  in  1925  to be the  attorney-in-fact  for  Erie  Insurance
Exchange (the "Exchange"), a Pennsylvania-domiciled reciprocal insurance exchange. The Company's principal business activity consists of management of the affairs of the Exchange with fees from the Exchange accounting for approximately 74% of the Company's consolidated revenues. The Company also participates in the property/casualty insurance business through its three wholly owned subsidiaries, Erie Insurance Company ("Erie Insurance Co."), Erie Insurance Company of New York ("Erie NY") and Erie Insurance Property and Casualty Company ("Erie P&C") and through its management of the Flagship City Insurance Company ("Flagship"), a subsidiary of the Exchange. The Company and Exchange also own a 21.6% and 53.2% common stock interest, respectively, in Erie Family Life Insurance Company ("EFL"), an affiliated life insurance company. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively under the name Erie Insurance Group(The ERIE).

              The ERIE is a regional insurance group that underwrites a broad line of personal and commercial coverages. Insurance products are marketed primarily in the Mid-Atlantic and Northeast regions through approximately 6,100 independent agents comprising approximately 1,300 insurance agencies. The property/casualty insurers managed by the Company are licensed to do business in fifteen states and in the District of Columbia and at December 31, 1999, operated in ten states and the District of Columbia. Branch offices are maintained throughout the ten contiguous states in which the Company does business.

              As of December 31, 1999, the Company had 3,282 full-time employees, of which 1,584 provide claims specific services exclusively for the property/casualty insurance companies of The ERIE and 107 perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

History of The ERIE

              The Exchange, which commenced operations in 1925, underwrites a broad line of personal and commercial property and casualty insurance coverages. The Erie Insurance Co. was organized in 1972 as a property/casualty insurance company to supplement the lines of business of the Exchange. On December 3, 1991, the Company acquired the Erie Insurance Co. from the Exchange. Flagship was organized in 1992 as a property/casualty insurance company to conduct the Exchange's residual automobile market business. Erie P&C was organized in 1993 to conduct The ERIE's business in West Virginia and to write workers' compensation insurance in Pennsylvania. Erie NY was purchased in 1994 to conduct The ERIE's business in New York State together with Erie Insurance Co.

              The Company's wholly-owned subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, participate in an intercompany pooling arrangement with the Exchange. The pooling arrangement provides for the Exchange to assume all premiums and losses, including related asset and liability amounts, from all property/casualty affiliates of The ERIE. This pooling arrangement further provides for Erie Insurance Company and Erie Insurance Company of New York to share proportionately in the results of all of The ERIE's property/casualty insurance operations. Erie Insurance Company's and Erie Insurance Company of New York's proportionate share of the reinsurance pool is
5.0 percent and 0.5 percent, respectively.

Information About Industry Segments

              Reference is made to Note 14 of the Notes to the Consolidated Financial Statements included in the Annual Report, page 48 for information as to revenues, net income and identifiable assets attributable to the three business segments (management operations, property/casualty insurance operations and life insurance operations) in which the Company is engaged.

Management Operations

              For services performed in its role as attorney-in-fact for the Policyholders of the Exchange, the Company charges the Exchange a management fee computed as a percentage of the affiliated assumed(Erie Insurance Co., Erie NY, Erie P&C and Flagship) and direct premiums written by the Exchange. The management fee is compensation for: (a) acting as attorney-in-fact for the Exchange, (b) managing the business and affairs of the Exchange, and (c) paying certain general administrative expenses, including sales commissions, salaries, Employee benefits, taxes, rent, depreciation, data processing expenses and other expenses not part of the settlement of losses or the management of investments.

              The Company's Board of Directors may change the management fee at its discretion. However, the maximum fee level which can be charged the Exchange, is limited by the agreement between the Exchange and the Company (or its property/casualty affiliates), to 25 percent of the affiliated assumed and direct written premium. The Board considers several factors in determining the management fee rate, including the relative financial position of the Exchange and the Company and the long-term capital needs of the Exchange in order to foster growth, competitiveness, and maintain its superior financial strength.

              The management fee rate charged the Exchange was set at the following rates:

              January 1, 1997 to December 31, 1997 24.00 percent January 1, 1998 to December 31, 1998 24.25 percent January 1, 1999 to December 31, 1999 25.00 percent

The Board voted to maintain the 25 percent management fee rate for all of 2000.

              All premiums collected, less the management fee paid to the Company, are retained by the Exchange for the purpose of paying losses, loss adjustment expenses, investment expenses and other miscellaneous expenses including taxes, licenses and fees. The Company pays certain loss adjustment and investment expenses on behalf of the Exchange and is reimbursed fully for these expenses by the Exchange.

              The Company receives a service  agreement fee from the Exchange as compensation for the management and administration of voluntary assumed reinsurance business from non-affiliated insurers. The fee of 7% of voluntary reinsurance premiums assumed from non-affiliated insurers is compensation for accounting and operating expenses in connection with the administration of this business.

              The Company collects service charges from policyholders as reimbursement for the costs incurred by the Company in providing extended payment terms on policies written by the insurers managed by the Company. These charges are included in service agreement revenue in the Consolidated Statements of Operations.

Property/Casualty Insurance Operations

Industry

              One of the distinguishing features of the property/casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Current prices must be established from forecasts of the ultimate costs expected to arise from exposures underwritten during the coverage period when the rates are applied. This unique pricing environment affects the financial statements primarily through the loss reserves. Changes in statutory, "regulatory" and case law can significantly affect the liabilities associated with known risks after the insurance contract is in place. Property/casualty insurance companies' ability to increase prices in response to declines in profitability are limited by the large number of competitors and the similarity of products offered, as well as regulatory constraints.

              The profitability of the property/casualty insurance business can be influenced by many external factors some of which include rate competition, the severity and frequency of claims, natural disasters, state regulation of premium rates, and other areas of competition defaults of reinsurers, investment market conditions, general business conditions, court decisions that define and may expand the extent of coverage and the amount of compensation due for injuries and losses.

Lines of Business

              The property/casualty insurers managed by the Company underwrite a broad range of insurance for risks of all sizes. In 1999, personal lines comprised 76.1% of direct and affiliated assumed premium revenue while commercial lines constituted the remaining 23.9%. The core products in the personal lines are private passenger automobile (78.2%) and homeowners (20.6%) while the core commercial lines consist principally of automobile (30.7%), multi-peril (34.7%) and workers compensation (27.2%).

              See "Selected Market and Geographic Information" contained on page 31 of the Annual Report for the Company's 5.5% share of direct and affiliated assumed premiums written by jurisdiction and line of business in addition to statutory loss and loss adjustment expense ratios by line of business for the Company's wholly-owned subsidiaries.

Reinsurance

         Reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for the year ended December 31, 1999 pages 46 to 47 incorporated herein by reference for a complete discussion of reinsurance transactions.

Combined Ratios

              The combined ratio is a standard industry measurement of the results of property/casualty insurance underwriting operations. The statutory combined ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned ("loss ratio"), the ratio of underwriting expenses incurred to net premiums written ("expense ratio") and, the ratio of dividends to policyholders to net premiums earned ("dividend ratio"). The generally accepted accounting principles ("GAAP") combined ratio is calculated in the same manner except that it is based on GAAP reported amounts and the denominator for each component is net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss. Investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of The ERIE is a function of income and expense from both its underwriting and investment operations.

              The ratios shown in the table below for the Company's property/casualty insurance subsidiaries Erie Insurance Co. and Erie NY, are prepared in accordance with GAAP and with statutory accounting practices ("SAP") prescribed or permitted by state insurance authorities.

                                                                         Combined Ratios
                                                                     Year Ended December 31,
                                                           1999           1998                1997
                                                          ------         ------              -----
GAAP Combined Ratio                                       103.0%            99.5%            102.1%
                                                          =====             ====             =====

Statutory operating ratios:
         Loss ratio                                        74.6             70.4              74.1
         Expense and dividend ratio                        28.2             28.6              27.5
                                                          -----            -----             -----

Statutory Combined Ratio                                  102.8%            99.0%            101.6%
                                                          =====            =====             =====


Catastrophe losses incurred from wind storms in Denmark and France through the Company's reinsurance business, as well as losses incurred from Hurricane Floyd through the Company's direct writings, contributed to the increased combined ratio in 1999 compared to 1998. Loss cost severity-management programs introduced by the Company, combined with mild weather conditions and a generally favorable claims environment, led to the improved combined ratio in 1998, when compared to 1997.

Seasonal Factors

         The Company's management fee is earned when premiums are written. Historically, due to policy renewal and sales patterns, writings are strongest in the second and third quarters of the calendar year. While loss and loss adjustment expenses are not entirely predictable, historically such costs have been greater during the third and fourth quarters, influenced by the weather in the geographic regions where the Company and affiliated property/casualty insurers operate.

Investment Operations

              The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns while also providing for liquidity to meet the short and long-term commitments of the Company. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment portfolio, at market value, increased to $748,250,917 at December 31, 1999, which represents 49.3% of total assets. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Net investment income, including net realized gains on investments, was $58,730,615 in 1999, compared to $45,769,884 in 1998 and $38,747,247 in 1997.
See Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 22 through page 24 of the Annual Report for the year ended December 31,1999 for additional discussion.

              The Company's property/casualty insurance subsidiaries' investment portfolio must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments.

              Included in investments is a 21.6% common stock interest in EFL which is accounted for under the equity method of accounting. EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life and individual and group annuity products in nine states and the District of Columbia. At December 31, 1999, on a Generally Accepted Accounting Principles (GAAP) basis, EFL had assets of $955 million and shareholders' equity of $171 million. At December 31, 1999, of EFL's total liabilities of $784 million, insurance and annuity reserves accounted for $741 million and a note payable to the Company amounted to $15 million. Of EFL's investment portfolio of $817 million at December 31, 1999, available-for-sale securities accounted for $771 million, real estate was $1 million, policy loans were $7 million, mortgage loans accounted for $10 million and other invested assets were $28 million.

Financial Ratings

              Insurance companies are rated by rating agencies to provide insurance consumers and investors with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors.

              The Exchange, Flagship, Erie Insurance Co., Erie P&C and Erie NY all have current ratings of A++ (Superior) from A.M. Best with respect to their financial strength and claims-paying ability. In evaluating an insurer's financial and operating performance, A.M. Best reviews the insurer's profitability, leverage and liquidity as well as the insurer's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves and the experience and competency of its management. Management believes that this A.M. Best rating of A++ (Superior) is an important factor in marketing The ERIE's property/casualty insurance to its agents and customers.

Competition

              The property/casualty markets in which the Company operates are highly competitive. Property/casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. In addition, because the insurance products of The ERIE are marketed exclusively through independent insurance agents, most of which represent more than one company, The ERIE faces competition to retain qualified independent agencies and commonly competes for business within each agency.

              Market competition bears directly on the price charged for insurance products and services provided within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth is evaluated based on a company's ability to retain existing customers and to attract new customers as well as movement in the average premium charged by the Company.

              Although the 1999 market cycle continued to be soft (a period of heightened premium rate competition and depressed underwriting performance) the industry remains strongly capitalized.

              The Company, in managing the property/casualty insurers of The ERIE, has followed several strategies which the management of the Company believes have resulted in underwriting results which exceed those of the property/casualty industry in general. First, the Company employs an underwriting philosophy and product mix targeted to produce an Erie Insurance Group-wide underwriting profit, i.e., a combined ratio of less than 100%, through careful risk selection, adequate pricing and prompt fair claims settlement practices. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. During 1998, pricing actions were initiated by The ERIE that reduced private passenger automobile rates with general across-the-board reductions as well as a new discount program for drivers with favorable experience. The intent of the program was to help retain profitable automobile customers who deserve a price break and enhance the attractiveness of The ERIE's products to new customers. During 1999, the property/casualty insurers of The Group experienced modest premium growth. The 1998 rate reductions resulted in a decrease in premiums, which was offset by new policy growth and an increase in policy retention rates. Policy growth in 1999 when compared to the same period in 1998 was strong as policy retention rates and new policy growth improved. Policies in force increased 5.1% to 2,689,849 at December 31, 1999 from 2,588,730 policies in force at December 31, 1998. Policy retention (the percentage of current policyholders that have renewed their policy) was 91.6% and 90.7% for the years ended December 31, 1999 and 1998, respectively, for private passenger automobile policies. The overall policy retention rate for The ERIE was 90.1% and 89.4% for the years ended December 31, 1999 and 1998, respectively. On October 1, 1999, additional rate reductions of approximately
$25 million in private passenger automobile insurance became effective in several jurisdictions. These reductions will be realized as policies renew in the next 12 months.

              Second, management focuses on consistently providing superior service to policyholders and agents in both underwriting and claims handling.

              Third, the Company maintains a business model designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.

              Finally, a careful agent selection process exists in which The ERIE seeks to be the lead underwriter with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. The Company has ongoing, direct communications with its agency force. An Agents Advisory Council forum shares ideas, concerns and suggestions with the senior management of the ERIE annually with the goal of improving communications and service. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships.

Reserves

              Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not yet reported. The estimated loss reserve for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Estimates of reserves for unreported claims and loss settlement expenses are determined on the basis of historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results.

              The process of estimating the liability for unpaid losses and loss expenses is inherently judgmental and can be influenced by factors subject to variation. Possible sources of variation include claim frequency and severity, changing rates of inflation as well as changes in other economic conditions, judicial trends and legislative changes. It is unlikely that future losses and loss expenses will develop exactly as projected. The Company continually refines reserves as experience develops and new information becomes known. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. With the exception of reserves relating to certain workers compensation cases, which have been discounted at 2.5%, loss reserves are not discounted.

              For a reconciliation of beginning and ending property/casualty unpaid losses and loss adjustment expense reserves for each of the last three years, see Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report page 45. Differences between reserves reported in the Company's financial statements prepared on the basis of GAAP and financial statements prepared on the basis of SAP are not material.

              The following table sets forth the development of net reserves for unpaid losses and loss adjustment expenses from 1995 through 1999.

                                                     Year Ended December 31,

                                            1999           1998            1997          1996            1995
                                        -----------    -----------     -----------    -----------    ------------
                                                                     (in thousands)
Reserve for unpaid
 losses and loss

 adjustment expense...................  $   432,895   $    426,165    $    413,409   $    389,425  $     357,334
                                        ===========
Liability as of:
 One year later.......................                     414,348         412,189        395,308        351,684
                                                      ------------
 Two years later......................                                     398,442        399,337        363,273
                                                                      ------------
 Three years later....................                                                    389,107        374,050
                                                                                     ------------
 Four years later.....................                                                                   368,758
                                                                                                   -------------
Cumulative (excess)
 deficiency   ........................                   (  11,817)     (   14,967)     (  318)           11,424
                                                          ========       =========       =====          ========
Cumulative amount of liability paid through:

  One year later......................                $    145,385    $    136,940   $    142,425  $     132,649
                                                      ============    ============   ============  =============
  Two years later.....................                                $    211,522   $    213,252  $     200,171
                                                                      ============   ============  =============
  Three years later...................                                               $    251,135  $     236,758
                                                                                     ============  =============
  Four years later....................                                                             $     256,981
                                                                                                   =============


The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of the table shows re-estimations of the original recorded reserve as of the end of each successive year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. The lower portion of the table shows the cumulative amount paid in succeeding years for losses incurred prior to the Statement of Financial Position date. The cumulative deficiency or redundancy represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss adjustment expenses or were reevaluated at less than the originally reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or were reevaluated at more than the originally reserved amount.

Government Regulation

              The property/casualty insurers managed by the Company are subject to supervision and regulation in the states in which they transact business. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property/casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

              The  Company's  property/casualty  insurance  subsidiaries  may be required, under the solvency or guarantee laws of the various states in which they are licensed, to pay assessments to fund policyholder losses or liabilities of insolvent insurance companies. Depending on state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Certain states permit these assessments, or a portion thereof, to be recorded as an offset to future premium taxes. The property/casualty insurers managed by the Company have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. Reflected in the Consolidated Statements of Operations were $30,915, $1,222,958 and $171,557 for these insolvencies for the years ended December 31, 1999, 1998 and 1997, respectively. Assessments in 1998 were affected by two large insurer insolvencies in Pennsylvania and Ohio.

              The Company's property/casualty insurers are also required to participate in various involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements ("FAIR") plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. Generally, state law requires participation in such programs as a condition to doing business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market; however, the impact of these involuntary programs on the property/casualty insurers managed by the Company has been immaterial.

              Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Company's property/casualty insurance subsidiaries can pay to the Company. The limitations are fully described and reference is made herein to Note 13 of the Notes to Consolidated Financial Statements contained in pages 47 to 48 in the Annual Report for the year ended December 31, 1999, incorporated by reference.

Financial Regulation

              The Company's property/casualty insurance subsidiaries are required to file financial statements prepared using SAP with state regulatory authorities. The adjustments necessary to reconcile the Company's property/casualty insurance subsidiaries' net income and shareholders' equity prepared in accordance with SAP to net income and shareholders' equity prepared in accordance with GAAP are as follows:


                                                                  Net Income
                                                 --------------------------------------------
                                                                  Year Ended
                                                 --------------------------------------------
                                                                 December 31,
                                                      1999                            1998
                                                 -------------                  -------------
                                                                (in thousands)
SAP amounts....................................   $      9,546                   $     14,663
Adjustments:
  Deferred policy acquisition
   costs.......................................            542                            580
  Deferred income taxes........................            226                  (       1,855)
  Federal alternative minimum
   tax credit recoverable......................              0                            795
  Salvage and subrogation......................            158                             12
  Incurred premium adjustment..................  (         542)                 (         580)
  Other........................................  (          59)                 (           3)
                                                  ------------                   ------------
GAAP amounts...................................   $      9,871                   $     13,612
                                                  ============                   ============


                                                              Shareholders' Equity
                                                  -------------------------------------------
                                                                As of December 31,
                                                  -------------------------------------------
                                                        1999           1998            1997
                                                        ----           ----            ----
                                                                  (in thousands)
SAP amounts....................................   $     81,709   $     74,348    $     60,628
Adjustments:
  Deferred policy acquisition
   costs.......................................         11,405         10,863          10,284
  Deferred income taxes........................          3,350          4,143           5,998
  Salvage and subrogation......................          3,128          2,970           2,957
  Statutory reserves...........................          2,656          2,619           1,823
  Incurred premium adjustment..................  (      11,405) (      10,863)  (      10,284)
  Unrealized gains net of
   deferred taxes..............................             38          7,653           6,697
  Federal alternative minimum
   tax credit recoverable......................              0  (       1,020)  (       1,815)
  Other........................................  (           3)             0               8
                                                  ------------   ------------    ------------
GAAP amounts...................................   $     90,878   $     90,713    $     76,296
                                                  ============   ============    ============


              The National Association of Insurance Commissioners has adopted risk-based capital (RBC) standards that require insurance companies to calculate and, report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company's operations. These RBC standards have not affected the operation of the Company as each of the property/casualty insurance subsidiaries has statutory capital and surplus in excess of RBC requirements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements contained herein expressing the beliefs of management and, such as those contained in the section titled "Investment Operations" and elsewhere herein, the other statements which are not historical facts contained in this report, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, and technological difficulties and advancements.

Item 2.  Properties

              The Company and its subsidiaries, the Exchange and its subsidiary and EFL share a corporate home office complex in Erie, Pennsylvania which contains 358,202 square feet and is owned by the Exchange. At December 31, 1999 in addition to the Erie branch office, the Company also operated 20 additional field offices in 10 states. Of these sites, 16 provide both agency support and claims services and are referred to as "Branch Offices", while the remaining 4 provide only claims services and are considered "Claims Offices".

              The Company owns three of its field offices. Three field offices are owned by and leased from the Exchange. The annual rent expense incurred by the Company for the field offices and home office complex totaled $10,319,616 in 1999. One office is owned by and leased from EFL at an annual rental in 1999 of $302,676. The remaining 13 offices are leased from various unaffiliated parties at an aggregate annual rental in 1999 of approximately $1,537,884. The Company is reimbursed by its affiliates for a percentage of the rent and expenses for office space used by its affiliates, which was approximately $670,000 in 1999.

Item 3.  Legal Proceedings

              Reference is made to "Legal Proceedings" on pages 31 through 41 of the Company's proxy statement, incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

              Reference is made to "Market Price of and Dividends on the Common Equity and Related Shareholder Matters" on page 51 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference, for information regarding the high and low sales prices for the Company's stock and additional information regarding such stock of the Company.

              As of February 29, 2000, there were approximately 1,236 beneficial shareholders of record of the Company's Class A non-voting common stock and 27 beneficial shareholders of record of the Company's Class B voting common stock.

              Of the 64,847,751 shares of the Company's Class A common stock outstanding as of February 29, 2000, approximately 22,682,956 shares are freely transferable without restriction or further registration under the Securities Act of 1933 (the Act), as amended unless purchased by affiliates of the Company as that terms is defined in Rule 144 under the Act. The 42,164,795 remaining outstanding shares of Class A common stock (the Restricted Shares) are held by the Company's directors, executive officers and their affiliates and are restricted securities that are eligible to be sold publicly pursuant to an effective registration statement under the Act or in accordance with the applicable exemption, including Rule 144, from the registration requirements under the Act. The Company is unable to estimate the amount of Restricted Shares that may be sold under Rule 144 since this amount will depend in part on the price for the Class A common stock, the personal circumstances of the sellers and other factors. Sales of a substantial number of Restricted Shares in the public market, or the availability of such shares, could adversely affect the price of the Class A common stock.

              In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially has owned Restricted Shares for at least two years, including affiliates of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of: (1) one percent of the number of shares of Class A common stock then outstanding, or (2) the average weekly trading volume of the Class A common stock in The NASDAQ Stock MarketSM during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. However, a person (or persons whose shares are aggregated for purposes of Rule 144) who is deemed not to have been an affiliate of the Company at any time during the 90 days preceding a sale, and who beneficially has owned the Restricted Shares for at least three years at the time of sale, would be entitled to sell such shares under Rule 144(k) without regard to the aforesaid limitations.

Item 6.  Selected Consolidated Financial Data

              Reference is made to "Selected Consolidated Financial Data" on page 17 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 29 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

              Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

              Reference is made to the "Consolidated Financial Statements" included on pages 33 through 36 and to the "Quarterly Results of Operations" contained in the "Notes to Consolidated Financial Statements" on page 49 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

              None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

              (a) The answer to this item, with respect to directors of the Registrant, is incorporated by reference to pages 9 through 17 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2000.

              (b) Certain information as to the executive officers of the Company is as follows:

                                        Age        Principal Occupation for Past
                                       as of       Five Years and Positions with
    Name                              12/31/99         Erie Insurance Group
--------------------------------------------------------------------------------
President & Chief Executive Officer

 Stephen A. Milne                         51       President,  Chief  Executive  Officer  and a Director of the  Company,  EFL and
                                                   Erie Insurance  Co. since 1996 and  President  and Chief  Executive  Officer of
                                                   Flagship, Erie P&C and Erie NY since 1996;  Executive Vice President - Insurance
                                                   Operations of the  Company,  Erie  Insurance  Co.,  Flagship,  Erie  P&C and
                                                   Erie NY 1994 - 1996. Director Flagship and Erie P&C 1996 - present; Director,
                                                   Erie NY 1994 - present.

Executive Vice Presidents

 Jan R. Van Gorder, Esq.                  52       Senior Executive Vice President,  Secretary and General Counsel of the Company,
                                                   EFL and Erie  Insurance  Co.  since 1990,  and of  Flagship  and Erie P&C since
                                                   1992 and 1993,  respectively,  and of  Erie NY  since  April  1994;  Senior  Vice
                                                   President, Secretary and General  Counsel of the Company,  EFL and Erie Insurance
                                                   Co. for more than five years prior thereto;  Director, the Company, EFL, Erie
                                                   Insurance Co., Erie NY, Flagship and Erie P&C.

 Philip A. Garcia                         43       Executive  Vice  President  and Chief  Financial  Officer  since  1997;  Senior
                                                   Vice President and Controller 1993 - 1997. Director, the Erie NY, Flagship and
                                                   Erie P&C.

 Jeffrey A. Ludrof                        40       Executive  Vice President since June 16, 1999; Senior Vice President 1994 - 1999;
                                                   Regional Vice  President 1993 - 1994.


                                        Age        Principal Occupation for Past
                                       as of       Five Years and Positions with
    Name                              12/31/99         Erie Insurance Group
--------------------------------------------------------------------------------
Senior Vice Presidents

 Eugene C. Connell                        45       Senior Vice President since 1990.

 Michael J. Krahe                         46       Senior Vice President since 1999; Vice President 1994 - 1999.

 Elaine A. Lamm                           61       Senior Vice President since 1990.

 George R. Lucore                         49       Senior Vice President since March 1995;Regional Vice President 1993 - March 1995.

 David B. Miller                          45       Senior Vice President since August 1996; Independent Insurance Agent 1991 - 1996.

 Timothy G. NeCastro                      39       Senior Vice President and Controller  since  November  1997; Department Manager -
                                                   Internal  Audit November 1996 - 1997.

 James R. Roehm                           51       Senior Vice President since 1991.

 Barry P. Stiles                          50       Senior Vice President since 1999; Vice President 1993 - 1999.

 Michael S. Zavasky                       47       Senior Vice  President since April 1998; Vice President and Managing  Director of
                                                   Reinsurance 1990 - April 1998.

 Douglas F. Ziegler                       49       Senior Vice President, Treasurer and Chief Investment Officer since 1993.


Regional Vice Presidents

 B. Crawford Banks                        63       Regional Vice President since 1993.

 Douglas N. Fitzgerald                    43       Regional Vice President since 1993.

 Terry L. Hamman                          45       Regional Vice President since May 1995; Assistant Vice President 1993 - May 1995.



Item 11.  Executive Compensation

              The answer to this item is incorporated by reference to pages 18 through 28 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2000, except for the Performance Graph, which has not been incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

              The answer to this item is incorporated by reference to pages 4 through 8 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2000.

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

              Pursuant to the Subscribers Agreement by which the Company serves as attorney-in-fact for the Exchange, the Company's Board of Directors establishes periodically an annual management fee for the Company's services as attorney-in-fact which may not exceed 25% of the direct and affiliated assumed written premiums of the Exchange. The Company's Board of Directors has the ability to establish the percentage charged at its discretion within these parameters. The management fee rate was 24% for all of 1997. Beginning January 1, 1998 through December 31, 1998, the management fee charged the Exchange was 24.25%. The Company's Board of Directors elected to change the management fee rate to 25% beginning January 1, 1999 through December 31, 1999. The Board elected to maintain the 25% management fee rate for all of 2000. The activities performed by the Company as attorney-in-fact for the Exchange include insurance underwriting, policy issuance, policy exchange and cancellation, processing of invoices for premiums, oversight of reinsurance transactions, payment of insurance commissions to insurance agents, compliance with rules and regulations of supervisory authorities and monitoring of legal affairs. The Company is obligated to conduct these activities at its own expense, and realizes profits or losses depending upon whether its costs of providing such services is less than the amount it receives from the Exchange, in which case the Company has a profit from acting as attorney-in-fact, or greater, in which case the Company has a loss from such activities. The Exchange, however, bears the financial responsibility for the payment of insurance losses, loss adjustment expenses, investment expenses, legal expenses, assessments, damages, licenses, fees, establishment of reserves and taxes. For the three years ended December 31, 1999, 1998 and 1997, the management fees were $513,375,281, $489,147,394 and
$467,602,283, respectively.

              Service  agreement  revenue totaled  $15,440,862,  $13,878,922 and
$7,026,373 for the years ended December 31, 1999, 1998 and 1997, respectively. Service agreement revenue is derived from two sources. First, the Company receives service charges from Policyholders for providing extended payment terms on policies written by The ERIE. Service charges totaled $7,282,621, $7,163,895 and $2,011,181 for the years ended December 31, 1998, 1998 and 1997, respectively. Second, service income is received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a 7.0% service fee on the premiums from the business. These fees totaled $8,158,241, $6,715,026 and $5,015,192, respectively, on net voluntary assumed reinsurance premiums of $116,546,294, $95,928,945 and $71,645,599 for the years ended December 31, 1999,
1998 and 1997, respectively.

              The Company's subsidiaries, Erie Insurance Co. and Erie NY, participate in a reinsurance pooling arrangement with the Exchange. Erie P&C and Flagship reinsure 100% of their property/casualty insurance business with the Exchange under the terms of quota share reinsurance treaties with the Exchange.

              The Company and the Exchange  periodically purchase annuities from
EFL for use in connection with the structured settlement of insurance claims. The Company's share of such purchases, through its subsidiaries, Erie Insurance Co. and Erie NY, amounted to $1,282,172, $983,574 and $977,932 for the years ended December 31, 1999, 1998 and 1997, respectively, and the reserves held by EFL at December 31, 1999 for such annuities were approximately $8,245,620. In addition, the Erie Insurance Group Retirement Plan for Employees has, from time to time, purchased individual annuities from EFL for each retired vested employee or beneficiary receiving benefits. Such purchases amounted to $5,321,738, $6,413,460 and $1,992,060 for the years ended December 31, 1999,
1998 and 1997, respectively. The reserves held by EFL for all such annuities were approximately $42,130,596 at December 31, 1999.

              In 1995, EFL issued a surplus note to the Company for $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to the prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. Payment of principal and/or interest is subordinated to payment of all other liabilities of EFL. During 1999, 1998 and 1997, EFL paid the Company interest totaling $967,500 each year.

              Information with respect to certain relationships with Company directors is incorporated by reference to pages 30 through 31 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial statements, financial statement schedules and exhibits filed:

             (1)    Consolidated Financial Statements

                                                                         Page*
                                                                         ----
     Erie Indemnity Company and Subsidiaries:

       Independent Auditors' Report on the

         Consolidated Financial Statements.............................     32
       Consolidated Statements of Operations
         for the three years ended
         December 31, 1999, 1998 and 1997..............................     33
       Consolidated Statements of Financial
       Position as of December 31, 1999
       and 1998     ...................................................     34
       Consolidated Statements of Cash Flows
         for the three years ended
         December 31, 1999, 1998 and 1997..............................     35
       Consolidated Statements of Shareholders'
         Equity for the three years ended
         December 31, 1999, 1998 and 1997..............................     36
       Notes to Consolidated Financial Statements......................     37

             (2)    Financial Statement Schedules

                                                                         Page
                                                                         ----
     Erie Indemnity Company and Subsidiaries:

        Report of Independent Auditors on Schedules....................
        Schedule I.   Summary of Investments - Other
                          than Investments in Related

                          Parties......................................     28
        Schedule IV.  Reinsurance......................................     29
        Schedule VI.  Supplemental Information
                          Concerning Property/Casualty

                          Insurance Operations.........................     30

All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

* Refers to the respective page of Erie Indemnity Company's 1999 Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditors' Report thereon on pages 32 to 49 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

             (3)    Exhibits

Exhibit
Number            Description of Exhibit

 3.1*             Articles of Incorporation of Registrant

 3.2**            Amended and Restated By-laws of Registrant

 3.3## Amended and Restated By-laws of Registrant dated March 9, 1999

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

Exhibit
Number            Description of Exhibit

10.26# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27# Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J.
                  Brinling, Jr.

10.28 Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.29 Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Douglas F. Ziegler

10.30             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Stephen A. Milne

10.31             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Jan R. Van Gorder

10.32             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Philip A. Garcia

10.33             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and John J. Brinling

10.34             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Jeffrey A. Ludrof

11                Statement re computation of per share
                  earnings

13                1999 Annual Report to Shareholders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.

21                Subsidiaries of Registrant

27                Financial Data Schedule

99.1##            Report of the Special Committee to the
                  Board of Directors


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

## Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.

     (b)     Reports on Form 8-K:

     During the quarter ended December 31, 1999, The Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 7, 2000     ERIE INDEMNITY COMPANY

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



                              /s/ Philip A. Garcia

                Philip A. Garcia, Executive Vice President & CFO

                             /s/ Timothy G. NeCastro

             Timothy G. NeCastro, Senior Vice President & Controller

                           Board of Directors

/s/ Peter B. Bartlett                             /s/ Martin J. Lippert
Peter B. Bartlett                                 Martin J. Lippert


/s/ Samuel P. Black, III                          /s/ Stephen A. Milne
Samuel P. Black, III                              Stephen A. Milne


/s/ J. Ralph Borneman                             /s/ John M. Petersen
J. Ralph Borneman                                 John M. Petersen


/s/ Patricia A. Goldman                           /s/ Jan R. Van Gorder
Patricia A. Goldman                               Jan R. Van Gorder


                                                  /s/ Harry H. Weil
Susan Hirt Hagen                                  Harry H. Weil


/s/ F. William Hirt                               /s/ Robert C. Wilburn
F. William Hirt                                   Robert C. Wilburn


/s/ Gwendolyn S. King
Gwendolyn S. King

                            INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Indemnity Company

We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, as contained in the 1999 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Brown Schwab Bergquist & Co.



Erie, Pennsylvania
February 11, 2000

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN  RELATED PARTIES

                                                                       DECEMBER 31, 1999

                                                          Cost or                             Amount at which
                                                         Amortized               Fair          Shown in the
Type of Investment                                         Cost                 Value         Balance Sheet
--------------------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-sale securities
  Fixed maturities:
      U.S. treasuries & government agencies                $ 11,029            $  11,051            $  11,051
      States & political subdivisions                        52,064               53,118               53,118
      Special revenues                                      120,170              122,096              122,096
      Public utilities                                       20,909               20,318               20,318
      U.S. industrial & miscellaneous                       232,458              227,176              227,176
      Foreign                                                21,593               20,743               20,743
      Redeemable Preferred Stocks                            31,171               31,020               31,020
  Equity securities:
    Common stock:
      U.S. banks, trusts & insurance
         companies                                         $  3,887            $   7,156            $   7,156
      U.S. industrial & miscellaneous                        56,035              103,132              103,132
      Foreign industrial & miscellaneous                      4,948                5,511                5,511
    Non-redeemable preferred stock:
      U.S. banks, trusts & insurance
         companies                                           38,708               36,694               36,694
      U.S. industrial & miscellaneous                        61,109               56,662               56,662
      Foreign industrial & miscellaneous                      6,808                6,228                6,228
                                                          ---------            ---------            ---------
         Total Available-for-Sale
           Securities                                      $660,889            $ 700,905            $ 700,905
                                                           --------            ---------            ---------
   Real Estate Mortgage Loans                              $  8,230            $   8,230            $   8,230
   Other Invested Assets                                   $ 37,398            $  39,116            $  39,116
                                                           --------            ---------            ---------
         Total Investments                                 $706,517            $ 748,251            $ 748,251
                                                           ========            =========            =========

                                                     SCHEDULE IV - REINSURANCE


                                                                                                                         Percentage
                                                          Ceded to               Assumed                                  of amount
                                                            Other              from Other            Net                   Assumed
                                       Direct             Companies             Companies           Amount                  to Net
                                  --------------------------------------------------------------------------------------------------

December 31,1999
Premiums for the year
 Property and Liability Insurance $351,227,872         $356,608,390          $122,604,391         $117,223,873                104.6%
                                  --------------------------------------------------------------------------------------------------

December 31,1998
Premiums for the year
 Property and Liability Insurance $338,162,409         $343,051,100          $117,828,137         $112,939,446                104.3%
                                  --------------------------------------------------------------------------------------------------

December 31,1997
Premiums for the year
 Property and Liability Insurance $334,771,551         $340,165,100          $112,743,217         $107,349,668                105.0%
                                  --------------------------------------------------------------------------------------------------




 SCHEDULE VI - SUPPLMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
               (in thousands)
                                        Deferred
                                         Policy              Reserves for           Discount, if
                                       Acquisition         Unpaid Loss & LAE        any deducted               Unearned
                                          Costs                Expenses             from reserves              Premiums
                                        ---------------------------------------------------------------------------------

               @ 12/31/99
Consolidated P&C Entities               $ 11,405                $432,895              $  1,377                   $236,525
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $ 11,405                $432,895              $  1,377                   $236,525
                                        ---------------------------------------------------------------------------------

               @ 12/31/98
Consolidated P&C Entities               $ 10,863                $426,165              $  1,562                   $229,057
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $ 10,863                $426,165              $  1,562                   $229,057
                                        ---------------------------------------------------------------------------------

               @ 12/31/97
Consolidated P&C Entities               $ 10,283                $413,409              $      0                   $219,211
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $ 10,283                $413,409              $      0                   $219,211
                                        ---------------------------------------------------------------------------------



 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)
               (in thousands)
                                                                                    Loss and Loss        Adjustment Expenses
                                                                  Net                 Incurred                Related to
                                         Earned               Investment                 (1)                     (2)
                                        Premiums                Income              Current Year             Prior Years
                                        ---------------------------------------------------------------------------------

               @ 12/31/99
Consolidated P&C Entities               $117,224                $ 16,765              $ 88,422                   $   (703)
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $117,224                $ 16,765              $ 88,422                   $   (703)
                                        ---------------------------------------------------------------------------------

               @ 12/31/98
Consolidated P&C Entities               $112,939                $ 16,887              $ 80,637                   $   (746)
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $112,939                $ 16,887              $ 80,637                   $   (746)
                                        ---------------------------------------------------------------------------------

               @ 12/31/97
Consolidated P&C Entities               $107,350                $ 13,569              $ 77,345                   $  2,625
Unconsolidated P&C Entities                    0                       0                     0                          0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0                          0
                                        ---------------------------------------------------------------------------------
     Total                              $107,350                $ 13,569              $ 77,345                   $  2,625
                                        ---------------------------------------------------------------------------------


 SCHEDULE VI - SUPPLEMETAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (CONTINUED)
               (in thousands)
                                         Amortization
                                          of Deferred            Net
                                            Policy            Loss & LAE              Premiums
                                        Acquisition Costs        Paid                  Written
                                        ------------------------------------------------------

               @ 12/31/99
Consolidated P&C Entities               $ 22,507                $ 84,192              $118,426
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 22,507                $ 84,192              $118,426
                                        ------------------------------------------------------

               @ 12/31/98
Consolidated P&C Entities               $ 21,357                $ 77,933              $115,094
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 21,357                $ 77,933              $115,094
                                        ------------------------------------------------------

               @ 12/31/97
Consolidated P&C Entities               $ 20,103                $ 75,343              $110,282
Unconsolidated P&C Entities                    0                       0                     0
Proportionate share of
  registrant & subsidiaries                    0                       0                     0
                                        ------------------------------------------------------
     Total                              $ 20,103                $ 75,343              $110,282
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

 3.3## Amended and Restated By-laws of Registrant dated March 9, 1999

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

10.24# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

                                                                  Sequentially
Exhibit                                                              Numbered
Number            Description of Exhibit                               Page

10.26# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27# Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J.
                  Brinling, Jr.

10.28             Employment Agreement effective June 30, 1999 by
                  and between Erie Indemnity Company and Jeffrey A.
                  Ludrof                                                  38

10.29             Employment Agreement effective December 15, 1999 by
                  and between Erie Indemnity Company and Douglas F.
                  Ziegler                                                 53

10.30             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Stephen A. Milne                            69

10.31             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Jan R. Van Gorder                           70

10.32             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Philip A. Garcia                            71

10.33             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and John J. Brinling                            72

10.34             Addendum to Employment Agreement effective
                  December 15, 1999 by and between Erie Indemnity
                  Company and Jeffrey A. Ludrof                           73

11                Statement re computation of per share
                  earnings                                                74

13                1999 Annual Report to Shareholders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.                75-123

21                Subsidiaries of Registrant                              124

27                Financial Data Schedule                                 125

99.1##            Report of the Special Committee to the
                  Board of Directors


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

## Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.