Form 10-Q
period 2000-03-31
ERIE INDEMNITY CO
filed 2000-04-19
CIK 922621

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2000

Commission file number 0-24000


                              ERIE INDEMNITY COMPANY
                 ------------------------------------------------
               (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                 25-0466020
--------------------------------------               -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                      Identification No.)


100 Erie Insurance Place, Erie, Pennsylvania                16530
--------------------------------------------            -------------
  (Address of principal executive offices)               (Zip Code)

                         (814) 870-2000
-----------------------------------------------------------
    Registrant's telephone number, including area code


                         Not applicable
-----------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 64,778,751 shares as of April 19, 2000.

                  Class B Common Stock, no par value, with a stated value of $70 per share-- 3,070 shares as April 19, 2000.

     The common stock is the only class of stock the Registrant is presently authorized to issue.

                                     INDEX

                             ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Position--March 31, 2000 and December 31, 1999

           Consolidated Statements of Operations--Three months ended March 31, 2000 and 1999

           Consolidated Statements of Comprehensive Income--Three months ended March 31, 2000 and 1999

           Consolidated Statements of Cash Flows--Three months ended March 31, 2000 and 1999

           Notes to Consolidated Financial Statements--March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                        (In thousands)
                                                                             March 31,                December 31,
                  ASSETS                                                        2000                       1999
                                                                       -----------------------   ----------------------
                                                                             (Unaudited)
INVESTMENTS

  Fixed maturities at fair value
    (amortized cost of $500,850 and
    $489,394, respectively)                                            $              499,481    $              485,522
  Equity securities (cost of $174,014 and
    $171,495, respectively)                                                           222,331                   215,383
  Real estate mortgage loans                                                            6,694                     8,230
  Other invested assets                                                                49,225                    39,116
                                                                       ----------------------    ----------------------

        Total investments                                              $              777,731    $              748,251

  Cash and cash equivalents                                                            24,437                    24,214
  Accrued investment income                                                             9,660                     7,998
  Premiums receivable from Policyholders                                              140,306                   139,941
  Prepaid federal income tax                                                                0                     2,975
  Reinsurance recoverable from Erie Insurance

    Exchange                                                                          383,713                   365,217
  Note receivable from Erie Family Life
    Insurance Company                                                                  15,000                    15,000
  Other receivables from Erie Insurance
    Exchange and affiliates                                                           117,777                   105,752
  Reinsurance recoverable non-affiliates                                                  834                       912
  Deferred policy acquisition costs                                                    11,486                    11,405
  Property and equipment                                                               14,721                    15,261
  Equity in Erie Family Life Insurance Company                                         40,879                    37,007
  Other assets                                                                         43,403                    43,934
                                                                       ----------------------    ----------------------

        Total assets                                                   $            1,579,947    $            1,517,867
                                                                       ======================    ======================

                                                                                                            (Continued)

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                          (In thousands)
                                                                             March 31,               December 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY                                     2000                      1999
                                                                       ----------------------    ----------------------
                                                                           (Unaudited)
LIABILITIES

   Unpaid losses and loss adjustment expenses                          $              453,775    $              432,895
   Unearned premiums                                                                  237,997                   236,525
   Commissions payable and accrued                                                     82,656                    92,874
   Accounts payable and accrued expenses                                               23,440                    24,187
   Deferred income taxes                                                               17,491                    11,805
   Federal income taxes payable                                                        13,961                         0
   Dividends payable                                                                    8,807                     8,853
   Employee benefit obligations                                                        13,650                    13,129
                                                                       ----------------------    ----------------------

          Total liabilities                                            $              851,777    $              820,268
                                                                       ----------------------    ----------------------

   SHAREHOLDERS' EQUITY
   Capital Stock

     Class A common,  stated  value  $.0292  per  share;
       authorized  74,996,930 shares;  67,032,000  shares
       issued and 64,778,751 and 65,131,501 shares
       outstanding in 2000 and 1999, respectively                      $                1,955    $                1,955
     Class B common, stated value $70 per
       share; authorized 3,070 shares;
       3,070 shares issued and outstanding                                                215                       215
   Additional paid-in capital                                                           7,830                     7,830
   Accumulated other comprehensive income                                              40,433                    26,581
   Retained earnings                                                                  742,726                   715,348
                                                                       ----------------------    ----------------------

          Total contributed capital and retained earnings              $              793,159    $              751,929


   Treasury stock, at cost -  2,253,249 shares repurchased
       through March 31, 2000 and 1,900,499 shares repurchased
       through December 31, 1999                                       (               64,989)   (               54,330)
                                                                        ---------------------     ---------------------

          Total shareholders' equity                                   $              728,170    $              697,599
                                                                       ----------------------    ----------------------

          Total liabilities and
            shareholders' equity                                       $            1,579,947    $            1,517,867
                                                                       ======================    ======================


See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    Three Months Ended            Three Months Ended
                                                                      March 31, 2000                March 31, 1999
                                                                  ------------------------     ------------------------
                                                                        (In thousands, except per share data)
MANAGEMENT OPERATIONS:

  Management fee revenue                                          $                129,099     $                121,834
  Service agreement revenue                                                          5,233                        3,730
                                                                  ------------------------     ------------------------
   Total revenue from management operations                                        134,332                      125,564
  Cost of management operations                                                     97,714                       91,197
                                                                  ------------------------     ------------------------
    Net revenue from
      management operations                                       $                 36,618     $                 34,367
                                                                  ------------------------     ------------------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums earned                                                 $                 29,891     $                 28,607
  Losses and loss adjustment expenses incurred                                      24,663                       21,391
  Policy acquisition and other underwriting
    expenses                                                                         8,431                        7,823
                                                                  ------------------------     ------------------------

    Total losses and expenses                                                       33,094                       29,214
                                                                  ------------------------     ------------------------

    Underwriting loss                                             ($                 3,203)    ($                   607)
                                                                  ------------------------     ------------------------

INVESTMENT OPERATIONS:

  Equity in earnings of Erie Family
    Life Insurance Company                                        $                  1,407     $                  1,056
  Net investment income                                                             12,603                       10,465
  Net realized gain on investments                                                   5,505                        3,249
                                                                  ------------------------     ------------------------

    Net revenue from investment operations                                          19,515                       14,770
                                                                  ------------------------     ------------------------

    Income before income taxes                                                      52,930                       48,530

  Provision for income taxes                                                        16,745                       15,122
                                                                  ------------------------     ------------------------

    Net income                                                    $                 36,185     $                 33,408
                                                                  ========================     ========================

    Net income per share                                          $                    .50     $                   0.45
                                                                  ========================     ========================

  Weighted average shares outstanding (Note B)                                      72,300                       74,353

  Dividends declared per share:
    Class A non-voting common                                     $                   .135     $                   0.12
                                                                  ------------------------     ------------------------
    Class B common                                                $                  20.25     $                  18.00
                                                                  ------------------------     ------------------------

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                     Three Months Ended           Three Months Ended
                                                                       March 31, 2000                March 31, 1999
                                                                  -----------------------      ------------------------
                                                                                   (In thousands)
Net income                                                        $                 36,185     $                 33,408
                                                                  ------------------------     ------------------------
  Unrealized gains (losses) on securities:
    Unrealized holding gains arising during period                                  26,815                          924
    Less:  reclassification adjustment for
      gains included in net income                                                   5,505                        3,249
                                                                  ------------------------     ------------------------
      Net unrealized holding gains (losses)
        arising during period                                     $                 21,310     ($                 2,325)
  Income tax (expense) benefit related to
    unrealized gains or losses                                    (                  7,459)                         814
                                                                  ------------------------     ------------------------
  Other comprehensive income (loss), net of tax                   $                 13,851     ($                 1,511)
                                                                  ------------------------     ------------------------
  Comprehensive income                                            $                 50,036      $                31,897
                                                                  ========================     ========================

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             (In thousands)
                                                                             Three Months Ended         Three Months Ended
                                                                               March 31, 2000             March 31, 1999
                                                                            -------------------         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                            $           36,185          $           33,408
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                                                   579                         524
            Deferred income tax (benefit) expense                           (               244)                        454
            Amortization of deferred policy acquisition costs                             5,701                       5,491
            Realized gain on investments                                    (             5,505)        (             3,249)
            Net amortization of bond premium                                                  6                          32
            Undistributed earnings of Erie Family Life                      (             1,039)        (               749)
            Deferred compensation                                                           332                         170
       Increase in accrued investment income                                (             1,662)        (             1,831)
       Increase in receivables                                              (            30,808)        (            16,489)
       Policy acquisition costs deferred                                    (             5,782)        (             5,487)
       Decrease (increase) in prepaid expenses and other assets                             520         (             3,983)
       (Increase) decrease in accounts payable and
         accrued expenses                                                   (               558)                     11,816
       Decrease in commissions payable and accrued                          (            10,218)        (             6,586)
       Increase in income taxes payable                                                  16,936                      14,604
       Increase in loss reserves                                                         20,880                      14,884
       Increase (decrease) in unearned premiums                                           1,472          (            4,256)
                                                                             ------------------           -----------------
            Net cash provided by operating activities                       $            26,795          $           38,753

   CASH FLOWS FROM INVESTING ACTIVITIES
       Net prchase of investments (Note C)                                  (             7,032)        (            34,536)
       Purchase of property and equipment                                                     0         (               295)
       Purchase of computer software                                        (                39)        (             1,000)
       Loans to agents                                                      (               419)                      1,265
       Collections on agent loans                                                           430          (              700)
                                                                             ------------------            ----------------
           Net cash used in investing activities                            ($            7,060)         ($          35,266)

   CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid to shareholders                                       ($            8,853)        ($            8,099)
       Treasury stock                                                       (            10,659)        (            12,782)
                                                                             -------------------         ------------------
           Net cash used in financing activities                            ($           19,512)        ($           20,881)
                                                                             -------------------         ------------------
       Net increase (decrease) in cash and cash equivalents                                 223         (            17,394)
       Cash and cash equivalents at beginning of period                                  24,214                      53,580
                                                                            -------------------          ------------------
       Cash and cash equivalents at end of period                           $            24,437          $           36,186
                                                                            ===================          ==================

Supplemental disclosures of cash flow information:

Cash paid during the three months ended March 31, 2000 and 1999 for income taxes was $48 and $61 respectively.

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             All amounts are in thousands of dollars, except per share data.

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,932,010 in 2000, 66,985,142 in 1999), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2000 and 1999) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Weighted average equivalent shares outstanding totaled 72,300,010 for the quarter ended March 31, 2000 and 74,353,142 for the same period a year ago.

NOTE C -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non-redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate
component  of  comprehensive income and shareholders'  equity.   Management
determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

The following is a summary of available-for-sale securities:

                                                                         Gross               Gross            Estimated
                                                   Amortized           Unrealized          Unrealized            Fair
                                                      Cost                Gains              Losses             Value
                                               --------------        ------------         -------------     -------------
March 31, 2000

Fixed maturities:
----------------
U.S. treasuries & government
   agencies                                    $       11,219        $        193         $         119     $      11,293
States & political subdivisions                        54,107               1,520                   496            55,131
Special revenue                                       123,138               2,805                   640           125,303
Public utilities                                       19,363                   0                   820            18,543
U.S. industrial & miscellaneous                       245,058               1,944                 6,248           240,754
Foreign                                                23,593                 128                   865            22,856
                                                -------------        ------------         -------------     -------------


     Total bonds                               $      476,478        $      6,590         $       9,188     $     473,880

Redeemable preferred stock                             24,372               1,680                   451            25,601
                                                -------------        ------------         -------------     -------------

     Total fixed maturities                    $      500,850        $      8,270         $       9,639     $     499,481
                                               --------------        ------------         -------------     -------------

Equity securities:
-----------------
Common stock:
   U.S. banks, trusts &
     insurance companies                       $        3,056        $         28         $         242     $       2,842
   U.S. industrial &
     miscellaneous                                     58,186              58,071                 3,859           112,398
   Foreign industrial &
     miscellaneous                                      4,911                 801                   820             4,892
Non-redeemable
   preferred stock:
   U.S. banks, trusts &
     insurance companies                               24,231                 104                 1,688            22,647
   U.S. industrial &
     miscellaneous                                     54,175               1,304                 3,918            51,561
   Foreign industrial &
     miscellaneous                                     29,455                 191                 1,655            27,991
                                                -------------        ------------         -------------     -------------

     Total equity securities                   $      174,014        $     60,499         $      12,182     $     222,331
                                               --------------        ------------         -------------     -------------

     Total available-for-sale
        securities                             $      674,864        $     68,769         $      21,821     $     721,812
                                               ==============        ============         =============     =============



                                                                         Gross                Gross           Estimated
                                                   Amortized           Unrealized          Unrealized            Fair
                                                      Cost                Gains               Losses            Value
                                                --------------       -------------        -------------     -------------
December 31, 1999

Fixed Maturities:
----------------
U.S. treasuries & government
   agencies                                     $      11,029        $        136         $         114     $      11,051
States & political subdivisions                        52,064               1,477                   423            53,118
Special revenue                                       120,170               2,487                   561           122,096
Public utilities                                       20,909                  17                   608            20,318
U.S. industrial & miscellaneous                       232,458               1,644                 6,926           227,176
Foreign                                                21,593                  83                   933            20,743
                                                -------------        ------------         -------------     -------------

     Total bonds                                $     458,223        $      5,844         $       9,565     $     454,502

Redeemable preferred stock                             31,171                 657                   808            31,020
                                                -------------        ------------         -------------     -------------

     Total fixed maturities                     $     489,394        $      6,501         $      10,373     $     485,522
                                                -------------        ------------         -------------     -------------

Equity securities:
-----------------
Common stock:
   U.S. banks, trusts &
     insurance companies                        $       3,887        $      3,631         $         362     $       7,156
   U.S. industrial &
     miscellaneous                                     56,035              51,194                 4,097           103,132
   Foreign industrial &
     miscellaneous                                      4,948               1,000                   437             5,511
Non-redeemable
   preferred stock:
   U.S. banks, trusts &
     insurance companies                               38,708                 615                 2,629            36,694
   U.S. industrial &
     miscellaneous                                     61,109                 894                 5,341            56,662
   Foreign industrial &
     miscellaneous                                      6,808                  25                   605             6,228
                                                -------------        ------------         -------------     -------------

     Total equity securities                    $     171,495        $     57,359         $      13,471     $     215,383
                                                -------------        ------------         -------------     -------------

     Total available-for-sale
        securities                              $     660,889        $     63,860         $      23,844     $     700,905
                                                =============        ============         =============     =============


Mortgage loans on commercial real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance would be provided for impairment in net realizable value based on periodic valuations.

Other invested assets include investments in U.S. domestic and foreign private equity and real estate limited partnerships. The private equity limited partnerships are carried at estimated market values. Real estate limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the real estate investments held by the partnerships.

The following is detail of net purchase of investments as presented in the Consolidated Statements of Cash Flows:



                                                                            Three Months Ended           Three Months Ended
                                                                             March 31, 2000                March 31, 1999
                                                                         ----------------------          ------------------
   Purchase of investments:
       Fixed maturities                                                     ($         38,598)          ($         46,247)
       Equity securities                                                    (          10,517)          (          19,727)
       Mortgage loans                                                                       0           (              66)
       Other invested assets                                                (           1,166)          (           1,960)
                                                                             ----------------            ----------------
          Total purchases                                                   ($         50,281)          ($         68,000)
                                                                             ----------------            ----------------

   Sales/maturities of investments:
       Sales of maturities                                                             13,426                      13,452
       Calls of maturities                                                             14,147                       6,405
       Equity securities                                                               12,988                      13,360
       Mortgage loans                                                                   1,537                          28
       Other invested assets                                                            1,151                         219
                                                                             ----------------            ----------------
          Total sales/maturities                                             $         43,249            $         33,464
                                                                             ----------------            ----------------
               Net purchase of investments                                  ($          7,032)          ($         34,536)
                                                                             ================            ================


NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method of accounting. The following represents summarized financial statement information for EFL:


                                                                         Three Months Ended            Three Months Ended
                                                                          March 31, 2000                 March 31, 1999
                                                                     --------------------------    ---------------------------
Revenues                                                             $                   28,760    $                    24,276
Benefits and expenses                                                                    18,812                         16,843
                                                                     --------------------------    ---------------------------
Income before income taxes                                                                9,948                          7,433
Income taxes                                                                              3,442                          2,551
                                                                     --------------------------    ---------------------------
Net income                                                           $                    6,506    $                     4,882
                                                                     ==========================    ===========================
Comprehensive income (loss)                                          $                   19,606    ($                    2,086)
                                                                     ==========================    ===========================

Dividends paid to shareholders                                       $                    1,559    $                     1,418
                                                                     ==========================    ===========================

Net unrealized appreciation on investment
  securities at March 31, net of deferred taxes                      $                   10,755    $                    19,204
                                                                     ==========================    ===========================

NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

In 1995, EFL issued a surplus note to the Company for $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL accrued $242 in the first quarters of 2000 and 1999 to be paid to the Company.

NOTE F -- TREASURY STOCK

In December 1998, the Board of Directors of the Company authorized the repurchase of up to $70 million of its Class A common stock from January 1, 1999 through December 31, 2001. At its regular quarterly meeting on March 7, 2000, the Board announced expanded authorization for share repurchases up to an additional $50 million of its outstanding Class A common stock through December 31, 2002. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." Treasury shares are recorded on the Consolidated Statements of Financial Position at cost.

NOTE G -- RECLASSIFICATIONS

Certain amounts as previously reported in the 1999 financial statements have been reclassified to conform to the current period's presentation.

NOTE H -- SEGMENT INFORMATION

The Company operates its business as three reportable segments - management operations, property/casualty insurance operations and life insurance operations. The Company's principal operations consist of serving as attorney-in-fact for the Exchange which constitutes its management operations. The Company's property/casualty insurance operations arise by virtue of a pooling arrangement between its subsidiaries and the Exchange. The Company also has a 21.63% equity interest in EFL which comprises its life insurance operations segment. Summarized financial information for these operations is presented below. Income amounts include each industry segment's share of investment income and realized gain or loss on investments which are reported in the investment operations segment on the Consolidated Statements of Operations.



                                                                  Three Months Ended            Three Months Ended
                                                                    March 31, 2000                March 31, 1999
Revenue:

  Management operations                                              $       148,335               $      135,470
  Property/casualty insurance operations                                      34,189                       32,752
  Life insurance operations                                                    1,407                        1,056
                                                                     ---------------               --------------
    Total revenue                                                    $       183,931               $      169,278
                                                                     ===============               ==============
Income before income taxes:
  Management operations                                              $        50,428               $       43,936
  Property/casualty insurance operations                                       1,095                        3,538
  Life insurance operations                                                    1,407                        1,056
                                                                     ---------------               --------------
    Total income before income taxes                                 $        52,930               $       48,530
                                                                     ===============               ==============
Net income:
  Management operations                                              $        33,694               $       29,779
  Property/casualty insurance operations                                       1,157                        2,625
  Life insurance operations                                                    1,334                        1,004
                                                                     ---------------               --------------
    Net income                                                       $        36,185               $       33,408
                                                                     ===============               ==============



                                                                         As of                         As of
                                                                     March 31, 2000              December 31, 1999
Assets:

  Management operations                                              $       759,485               $      723,377
  Property/casualty insurance operations                                     779,583                      757,483
  Life insurance operations                                                   40,879                       37,007
                                                                     ---------------               --------------
    Total assets                                                     $     1,579,947               $    1,517,867
                                                                     ===============               ==============


NOTE I -- GEOGRAPHIC EXPANSION

On March 7, 2000 the Company announced the Erie Insurance Group's intention to expand its marketing territory into Wisconsin. Wisconsin is the eleventh state that will be served by the Group, in addition to the District of Colombia. In Wisconsin, the Group will be writing all lines of insurance it currently offers, including auto, home, business, life and annuities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 13, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OPERATING RESULTS

Financial Overview

Consolidated net income increased by 8.3% for the first quarter of 2000 to $36,184,976, or $.50 per share, from $33,407,558 or $.45 per share, for the first quarter of 1999. Earnings per share, which were positively impacted by the Company's stock repurchase program, rose by 11.1% for the first quarter of 2000. Improved management and investment operating segments were somewhat offset by increased losses experienced in the Company's insurance underwriting operations.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company, serving as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 6.0% to $129,098,508 for the three months ended March 31, 2000 from $121,834,206 for the three months ended March 31, 1999. The management fee rate charged in the first quarters of 2000 and 1999 was 25%. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

The direct and affiliated assumed premiums written of the Exchange, upon which management fee is based, grew by $29,057,200, or 6.0%, to $516,394,026 for the first quarter of 2000 from $487,336,826 in the first quarter of 1999. Policy growth for 2000 is strong as policy retention rates and new policy growth improve.

Policies in force increased 5.5 percent to 2,725,379 at March 31, 2000 from 2,582,765 at March 31, 1999. Policy retention (the percentage of current Policyholders who have renewed their policies) was 91.8 percent and 90.8 percent for the quarters ended March 31, 2000 and 1999, respectively, for private passenger automobile and 90.4 percent and 89.7 percent for the quarters ended March 31, 2000 and 1999, respectively, overall for all lines of business.

Service agreement revenue grew by $1,503,810 to $5,232,919 in the first quarter of 2000 from $3,729,109 for the same period in 1999. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $2,303,055 and $1,699,171 for the quarters ended March 31, 2000 and 1999 respectively. Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a 7.0 percent service fee based on premiums from this business. These fees totaled $2,929,864 and $2,029,938 for the three months ended March 31, 2000 and 1999 respectively, on net voluntary assumed reinsurance premiums of $41,855,200 and $28,999,111 for the first quarters of 2000 and 1999, respectively.

The cost of management operations increased 7.1% for the first quarter of 2000 to $97,713,545 from $91,196,741 during the first quarter of 1999.

Commissions to independent Agents are the largest component of the cost of management operations. Included in commission expenses are the cost of scheduled commissions paid to independent Agents on premiums collected as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

direct business written and serviced by the independent Agent within the Erie Insurance Group of companies.

Commission costs totaled $65,816,070 for the first quarter of 2000, an 8.5% increase over the $60,634,972 reported in the first quarter of 1999. Commission costs grew faster than the rate of growth in written premiums due to increased provisions for agent contingency awards and an increase in the average commission rate.

The cost of management operations excluding commission costs, increased 4.4% for the three months ended March 31, 2000 to $31,897,475 from $30,561,769 recorded in the first quarter of 1999. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company's personnel costs totaled $19,478,249 for the three month period ended March 31, 2000, compared to $17,370,497 for the same period in 1999, an increase of 12.1%. Personnel costs increased in the first quarter 2000 due to staffing increases, employee pay rate increases, combined with increases in both medical and pharmaceutical employee benefit costs from increased claims experience and enrollment levels when compared with the same period in 1999.

Net revenue from the Company's management operations increased 6.6% to $36,617,882 for the three months ended March 31, 2000 from $34,366,574 for the same period in 1999. The gross margin from management operations (net revenue divided by total revenue), of 27.3% in the first quarter of 2000, was slightly less than the gross margin of 27.4% reported in the first quarter of 1999.

Analysis of Insurance Underwriting Operations

The insurance underwriting operations on the Company's property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which together assume a 5.5 percent share of the underwriting results of the Erie Insurance Group under an intercompany pooling arrangement, declined during the first quarter of 2000 when compared to the same period in 1999.

Premiums earned increased 4.5 percent to $29,891,067 for the first quarter of 2000 compared to earned premiums of $28,606,923 for the same period in 1999. Total losses and expenses increased 13.3 percent from $29,214,269 in the first quarter of 1999 to $33,093,981 in the first quarter of 2000. The result of the growth in premiums earned combined with the increase in loss and related expenses generated an underwriting loss of $3,202,914 for the first quarter of 2000 compared to a loss of $607,346 for the first quarter of 1999. Additional development of losses from catastrophic storms that devastated Europe late in December added about $1.5 million in losses in the first quarter of 2000. These losses were attributable to the Erie Insurance Group's reinsurance operations.

The GAAP combined ratio for the Company's property/casualty insurance operations was 110.7% for the three months ended March 31, 2000 compared to a ratio of 102.1% for the same period in 1999. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Net revenue from investment operations for the first quarter of 2000 increased 32.1% to $19,514,795 from $14,770,346 in the first quarter of 1999. This growth was primarily the result of a $2,255,660 increase in net realized capital gains on investments combined with a $2,137,356 increase in net investment income. Earnings recognized from the Company's 21.6% ownership of Erie Family Life Insurance Company increased to $1,407,340 in the first quarter of 2000 from $1,055,907 recorded in the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At March 31, 2000, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, totaled $722 million, or 45.7%, of total assets. These investments provide the liquidity the Company requires to meet demands on its funds.

At March 31, 2000, 92.8% of total investments consist of fixed maturities and equity securities. Mortgage loans and other invested assets, including real estate and private equity limited partnerships, represented 7.2% of total investments at that date. Mortgage loans on real estate and other invested assets have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. The Company has not held or issued derivative financial instruments.

The Company's investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. Price risk is defined as the potential loss in estimated fair value resulting from an adverse change in prices. The Company's objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries and concentrations in any one company or industry are limited by parameters established by management and the Company's Board of Directors.

At March 31, 2000, the Company's five largest investments in corporate debt securities totaled $24.6 million, none of which individually exceeded $5.4 million. These investments had a market value of $24.1 million.

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

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments. Net cash flows provided by operating activities for the three months ended March 31, 2000 and 1999, were $26,795,000 and $38,753,000, respectively.

Dividends declared and paid to shareholders in the three months ended March 31, 2000 and 1999, totaled $8,852,950 and $8,099,101, respectively. There are no regulatory restrictions on the payment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of  dividends  to the  Company's  shareholders,  although  there  are  state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flow.

Property and equipment at March 31, 2000 includes $4.1 million of capitalized software expenditures related to the development of a new agency interface system for independent Agents who represent the Company. A final decision has not been made to date as to whether the Company will ultimately deploy this software. Further testing and analysis taking place in the first half of 2000 will enable management to determine whether the deployment of this software will achieve management's desired objectives. Additional costs, if the option to deploy is selected, would be charged directly to operations. Such costs are estimated at approximately $4 million.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at March 31, 2000 of $17,491,575 and at December 31, 1999 of $11,805,286. The primary reason for the increase in the deferred tax liability is an increase in unrealized gains from available-for-sale securities in 2000 of $16.9 million resulting in an increased deferred tax liability of $5.9 million.

The National Association of Insurance Commissioners (NAIC) standard for measuring the solvency of insurance companies, referred to as Risk Based Capital
(RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 1999, the Exchange, its subsidiary Flagship City Insurance Company and the Company's property/casualty insurance subsidiaries' all had Risk Based Capital levels substantially in excess of levels that would require regulatory action.

At March 31, 2000 and December  31, 1999,  the  Company's  receivables  from its affiliates totaled $501,489,989 and $470,968,903, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, represent a concentration of credit risk.

STOCK REDEMPTION PLAN

The Erie Indemnity Company Stock Redemption Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. The redemption amount is limited to an aggregation of: (1) $10 million and (2) an additional annual amount as determined by the Board is its sole discretion, not to exceed 20% of the Company's net income from management operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20% of the Company's retained earnings determined as of the close of the prior year. In addition, the plan limits the repurchase from any single shareholder's estate to 33% of total share holdings of such shareholder. On April 28, 1998, the Board approved an increase in the redemption amount of $17,791,624 to $58,797,036. On April 27, 1999 the Board approved an increase in the redemption amount of $19,190,347 to $77,987,383.

STOCK REPURCHASE PLAN

At the December 16, 1998 regular meeting of the Board of Directors of the Erie Indemnity Company, the board approved a stock repurchase plan beginning January 1, 1999, under which the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


may repurchase as much as $70 million of its outstanding Class A common stock through December 31, 2001. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital. At its regular quarterly meeting on March 7, 2000, the Board announced expanded authorization for share repurchases up to an additional $50 million of its outstanding Class A common stock through December 31, 2002. During the first quarter of 2000, 352,750 shares were repurchased at a total cost of $10,658,695 or an average price of $30.22. The Company repurchased 468,095 shares at a total cost of $12,781,866 or an average price of $27.31 through the first quarter of 1999.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include variations in catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations or legislation that disadvantage the members of the Group in the marketplace and recession, economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income. Growth and profitability have been and will be potentially materially affected by these and other factors.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The H.O. Hirt Trusts collectively own 2,340 shares of the Company's Class B Common Stock, which has the exclusive right to vote in the election of directors of the Company. Since such shares represent 76.22% of the outstanding share of the Company Class B Common Stock, the vote of the H.O. Hirt Trusts is sufficient to determine the outcome of any election of directors. During the commencement of legal proceedings, the trustees of the H.O. Hirt Trusts were F. William Hirt, Chairman of the Board of the Company, a director of the Company, a beneficial owner of more than 10% of the Company's outstanding Class A Common Stock and a beneficiary of one of the two H.O. Hirt Trusts; his sister, Susan Hirt Hagen, a director of the Company, a beneficial owner of more than 10% of the Company's outstanding Class A Common Stock and a beneficiary of the other H.O. Hirt Trust and Mellon Bank, N.A. Under the provisions of the H.O. Hirt Trusts, the shares of the company's Class B Common Stock held by the H.O. Hirt Trusts are to be voted as directed by a majority of the three trustees.

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

On April 2, 1998, Mrs. Hagen, a director, filed duplicate petitions in the Court seeking the removal of Mellon Bank N.A. ("Mellon") as a co-trustee of the H.O. Hirt Trusts. The principal basis asserted by Mrs. Hagen at that time for the removal of Mellon was the allegation that Mellon, as the owner of an insurance agency, was a competitor of the Company. Among the relief requested by Mrs. Hagen in the petitions was the grant of a preliminary injunction against Mellon from voting the Class B Common Stock held by the H.O. Hirt Trusts for the purpose of the election of directors at the Company's April 28, 1998 Annual Meeting of Shareholders. Because of the potential substantial harm to the Company if the preliminary injunction was granted, the Company filed a petition to intervene in the preliminary injunction proceedings which the Court granted on April 21, 1998. On the same date, the Court denied Mrs. Hagen's request for a preliminary injunction. On April 28, 1998, the Company's 1998 Annual Meeting of Shareholders was held as scheduled and each of the candidates for election as a director of the Company named in the Company's April 1, 1998 proxy statement was elected as a director of the Company with the affirmative votes of Mellon and F. William Hirt as a majority of the trustees of the H.O. Hirt Trusts.

On June 3, 1998, the Company, because of its substantial interest in the outcome of any matter involving a change in Mellon's status as a co-trustee of the H.O. Hirt Trusts, petitioned the Court to intervene in the trial of the issues remaining under Mrs. Hagen's petitions to remove Mellon as a co-trustee. On June 24, 1998, the Court denied the Company's petition, and, on July 13, 1998, the Company appealed the Court's denial to the Superior Court of Pennsylvania. On August 5, 1998, Mrs. Hagen, a director of the Company, filed a motion with the Superior Court of Pennsylvania to quash the Company's appeal. On August 17, 1998, the Company filed its response to Mrs. Hagen's motion to quash the Company's appeal. On October 19, 1998, the Superior Court of Pennsylvania denied without prejudice Mrs. Hagen's motion to quash the Company's appeal, and the Superior Court of Pennsylvania established a schedule for the submission of briefs on the merits of the Company's appeal.

During June and July 1998, substantial discovery took place involving Mrs. Hagen's petitions to remove Mellon as co-trustee. Preceding the scheduled trial date of July 30, 1998, discussions took place between counsel for Mellon and counsel for Mrs. Hagen concerning a possible basis for settlement of the pending litigation. These discussions involved the circumstances under which Mellon might resign as co-trustee of the H.O. Hirt Trusts and the establishment of procedures pursuant to which a successor trustee would be appointed by the Court or by agreement of Mrs. Hagen and F. William Hirt. After a hearing conducted on July 30, 1998, the Court by letter advised counsel for all parties that the Court would not approve the settlement proposal that had been presented during the July 30, 1998 hearing, and that Mellon was to advise the Court on or before August 21, 1998 whether a revised settlement proposal would be submitted or whether the matter should be scheduled for trial by the Court for some later unspecified date.

On August 4, 1998, the Company filed a further petition with the Court seeking the right to intervene in the proceedings insofar as the proceedings would entail the possible approval of any settlement of the petitions to remove Mellon as co-trustee or the appointment of a successor trustee to Mellon. On October 21, 1998, Mellon submitted to the Court a Petition to Resign Pursuant to and upon the Fulfillment of Certain Conditions Precedent (the "Mellon Petition"). On October 29, 1998, the Court conducted a hearing at which time, among other things, the Court heard testimony from two potential successor corporate trustees to Mellon, each of which potential successors (either Bankers Trust or Bank Boston), the Court was advised, had the approval of Mellon, Mrs. Hagen and
F. William Hirt. During that same hearing, the Court indicated that it would accept the Mellon Petition and would in the future enter an order providing for the granting of the Mellon Petition, in conjunction with a further hearing on the matter of the appointment of a successor corporate co-trustee and the final Court approval thereof. On November 2, 1998, the Court scheduled such a further hearing for January 6, 1999.

On January 6, 1999, with the concurrence of all parties, the Court accepted the resignation of Mellon as co-trustee of the H.O. Trusts and released Mellon from all further obligations with respect to the H.O. Hirt Trusts. On the same date, the Court appointed Bankers Trust as the successor co-trustee of the H.O. Hirt Trusts. On January 26, 1999, the Court assessed $637,500 in costs incurred by Mellon in connection with the removal litigation against Mrs. Hagen.

In response to an interrogatory addressed to F. William Hirt as part of the Mellon removal litigation, F. William Hirt indicated that he and his wife had made a series of gifts of Class A Common Stock between 1994 and 1997 aggregating $10.3 million (market value at time of gift) to certain Company personnel, various other friends and a series of charitable institutions, in addition to gifts to each of their two daughters. The recipients of the gifts who were directors of the Company were:


                                                                                                Market Value
     Name                        Positions with the Company                                     At Date of Gifts
     ----                        --------------------------                                     ----------------

     Seth E. Schofield           Director (until October 22, 1998)                              $209,483

     Stephen A. Milne            President, Chief Executive Officer and a Director              $340,097

     John M. Petersen            Retired Chief Executive Officer, Consultant and a Director     $169,438


     Jan R. Van Gorder           Senior Executive Vice President, Secretary and General         $ 84,719
                                 Counsel and a Director

On October 16, 1998, Mrs. Hagen, without any authorization from the Company or the Board of Directors to do so, wrote to each of these recipients accusing them of violating the Company's conflict of interest policies. Mrs. Hagen demanded their resignation as directors of the Company not later than October 23, 1998 and threatened them with litigation and adverse publicity.

The following events thereafter occurred:

     (i) Seth Schofield resigned as a director of the Company on October 22, 1998 and in his letter of resignation advised the remaining members of the Board of Directors that his resignation was tendered not because he believed Mrs. Hagen's allegations were meritorious, but because he believed he had become a lightning rod for certain actions undertaken by Mrs. Hagen and that his resignation might provide a foundation for more harmonious Board interaction;

     (ii) The other three directors retained individual counsel (David H. Pittinsky of Ballard, Spahr, Andrews & Ingersoll LLP) who advised Mrs. Hagen's counsel that her demands were unjustified, baseless and rejected; and

     (iii) The Company held a special meeting of its Board of Directors on October 27, 1998.

At the October 27, 1998 special meeting and at the December 16, 1998 regular meeting, the Board of Directors took the following actions:

     (i) Appointed a special committee (the "Special Committee") of the Board of Directors (consisting of Harry H. Weil, Peter B. Bartlett, Samuel P. Black, III,
J. Ralph Borneman, Jr., Patricia A. Goldman and Edmund J. Mehl, who constituted all of the members of the Board of Directors other than Mrs. Hagen, F. William Hirt and the three remaining directors who received gifts) to investigate the circumstances of the gifts, to determine whether the gifts violated any applicable law, breached any applicable fiduciary duty, violated any applicable policy of the Company, were consistent with generally accepted principles of corporate governance, constituted significant improper payment to such recipients and to determine, in the business judgment of the Special Committee, whether any action should have been taken by the Company;

     (ii) Ratified the action of the Company under the BCL and the Company's Bylaws and upon receipt of appropriate undertakings, which were received, in paying expenses incurred by the three individuals in retaining counsel to advise them in connection with Mrs. Hagen's October 16, 1998 letter and in defending any resulting legal proceedings; and

     (iii) Constituted the members of the Special Committee as the Nominating Committee of the Board of Directors for the purpose of nominating candidates for director for election by the shareholders at the 1999 Annual Meeting.

At both the October 27, 1998 and the December 16, 1998 Board of Directors meetings, Mrs. Hagen voted against each of the actions taken and stated her opinion, for unspecified reasons, that none of the members of the Special Committee was independent.

The Special Committee, consistent with Pennsylvania law and good corporate governance, retained Covington & Burling, Washington, D.C., as independent legal counsel and undertook a comprehensive investigation of the circumstances involving the gifts. At a March 9, 1999 meeting of the Board of Directors, the Special Committee presented its unanimous report, which contained both conclusions and recommendations. The report concluded in summary that F. William Hirt's gifts did not influence the recipients' actions with respect to matters affecting the Company and that the evidence overwhelmingly established F. William Hirt's and the gift recipients' integrity and good faith.

The Special Committee reached the following conclusions with respect to the gifts made by Mr. and Mrs. Hirt to Stephen A. Milne, John M. Petersen, Jan R. Van Gorder and Seth E. Schofield:

     1. With the advice of counsel, the Special Committee concluded that it was disinterested and capable of objective judgment under Pennsylvania law with respect to the conclusions reached in the report of the Special Committee.

     2.  No violation of criminal law occurred.

     3.  No director had breached his fiduciary duty.

     4. No Company policy or principle of corporate governance had been violated.

     5. F. William Hirt's intent in giving the gifts was generosity toward particular friends. The Special Committee found no evidence that influencing directors on any Board issue or vote was any part of Mr. Hirt's intent.

     6. The intent of the directors who received gifts was entirely to accept a gift they believed to be appropriate. The Special Committee found no evidence that their (the directors who received gifts) votes on any issue were affected by the gifts.

     7. The Special Committee found no evidence to cast doubt on the integrity or good faith of the directors who accepted gifts. Rather, the evidence showed that all times the recipients believed their actions were in the best interests of the Company and its shareholders.

The Special Committee stated its belief that the current discord on the Board of Directors is destructive and that actions that are entirely innocent may appear otherwise in such an atmosphere. The Special Committee also stated its belief that the Board of Directors should maintain control over compensation for directors and senior management, and that there is potential for very large shareholders to affect that compensation in a company such as the Company. The Special Committee, therefore, recommended that a Bylaw be adopted by the Board of Directors that would prohibit a director or officer from accepting gifts of other than nominal or insignificant value from, among others, other directors or officers, requiring certain notification to the Board of Directors relating to gifts and excluding gifts among members of an individual's family from the proscription of the proposed Bylaw. After extensive discussion, the Board of Directors at its March 9, 1999 meeting adopted without dissent the new Bylaw proposed by the Special Committee.

On March 10, 1999, the Company filed the report of the Special Committee with the Court. On March 11, 1999, the Court conducted a hearing on Mrs. Hagen's petition following which, on March 17, 1999, Mrs. Hagen withdrew her petition.

On May 6, 1999, Bankers Trust filed a Petition For A Citation to Show Cause Why Declaratory Relief Should Not Be Granted (the "Declaratory Judgment Petition"). The Declaratory Judgment Petition sought a determination whether Section 1405(c)(4) of the Pennsylvania Insurance Company Law provides the exclusive means by which persons may be nominated and elected to the Company's Board of Directors or whether shareholders independently have the power to nominate and elect to the Board of Directors persons other than those nominated by the Nominating Committee of the Board of Directors.

On May 25, 1999, the Company and F. William Hirt filed preliminary objections to the Declaratory Judgment Petition, seeking its dismissal. On May 25, 1999, Mrs. Hagen joined in support of the Declaratory Judgment Petition.

On June 16, 1999, Mrs. Hagen filed a motion seeking leave to amend her prior response supporting the Declaratory Judgment Petition, so as to assert a claim against the Company in the nature of a request for an injunction against certain bylaw amendments adopted by the Company effective June 15, 1999 relative to the nomination and election of directors.

On June 29, 1999, the Court conducted a hearing on the matter of the Declaratory Judgment Petition. On July 15, 1999, the Court sustained the preliminary objections which had been filed by the Company and by F. William Hirt and the Court dismissed the Declaratory Judgment Petition and also dismissed Mrs. Hagen's petition to amend.

On March 3, 1999, Bankers Trust filed with the Court its Petition to Accept Resignation of Trustee (the "Bankers Trust Petition"), by which Bankers Trust requested that the Court accept its resignation as corporate co-trustee of the H.O. Hirt Trusts.

On May 7, 1999, the Court conducted a hearing on the Bankers Trust Petition, at which time the Court issued an Order accepting the resignation of Bankers Trust pending the appointment by the Court of a successor corporate co-trustee.

On December 15, 1999 and on January 27, 2000, the Court conducted hearings on the selection of a successor corporate trustee, including the presentation of testimony by two successor trustee candidates.

On February 23, 2000, the Court entered an Order directing F. William Hirt and Mrs. Hagen to finalize certain matters relating to a so-called "funding plan" for the payment of a successor corporate co-trustee and to make application to the Internal Revenue Service for a private letter ruling on the tax treatment of the finalized "funding plan." Under its Order of February 23, 2000, the Court indicated that upon the receipt of the private letter ruling from the Internal Revenue Service, the Court would then select the successor corporate co-trustee.

On March 6, 2000, the Company filed a motion for reconsideration and/or clarification of the Court's February 23, 2000 Order. The motion requested that the Court (i) reconsider its schedule for designating a successor corporate co-trustee due to the March 3, 1999 resignation and make that designation presently and (ii) reconsider and/or clarify the Court's prohibition on the Company's involvement in a finalized funding plan for payment of the corporate co-trustees fees because several of the proposed funding alternatives could only be implemented through actions to be undertaken by the Company. On March 8, 2000, F. William Hirt also filed a motion for reconsideration. On March 15, 2000, the Court denied the Company's and F. William Hirt's motions. On March 24, 2000, the Company and F. William Hirt filed appeals to the Superior Court of the Court's February 23, 2000 Order.

On March 9, 2000, Mrs. Hagen delivered a complaint, a motion for a preliminary injunction and a memorandum of law to the President Judge of the Court. On March 14, 2000, the President Judge established a hearing date of April 3, 2000 for Mrs. Hagen's motion for a preliminary injunction and the hearing was held as scheduled on April 3, 2000. The outcome of this litigation will determine whether or not the Company will permit the nomination of the Hagen Nominees at the Annual Meeting. If the Court either denies Mrs. Hagen's request for a preliminary injunction or renders no decision as to Mrs. Hagen's request for a preliminary injunction prior to the Annual Meeting, the Company will not permit the nomination of the Hagen Nominees at the Annual Meeting, and the Company will permit the nomination of the Hagen Nominees at the Annual Meeting only if the Court grants Mrs. Hagen's request for a preliminary injunction prior to the Annual Meeting. The Company will in any event permit Mrs. Hagen to make her other proposals.

Mrs. Hagen's complaint seeks declaratory relief in the form of an order that (i) the Nominating Committee of the Company's Board of Directors does not have the exclusive right to nominate candidates for election as directors of the Company by shareholders, (ii) any holder of Class B Common Stock may nominate candidates for election as directors of the Company by shareholders and vote on those nominees and (iii) Mrs. Hagen has the right to submit the Hagen Nominees to a vote of Class B shareholders at the Annual Meeting.

Mrs. Hagen's motion for a preliminary injunction seeks a preliminary injunction enjoining the Company from taking any action to prevent, delay or otherwise hinder Mrs. Hagen from submitting the Hagen Nominees to a vote of Class B shareholders at the Annual Meeting. Bankers Trust has joined in Mrs. Hagen's complaint and motion.

On March 30, 2000, the Company filed responses to Mrs. Hagen's complaint and motion for preliminary injunction as well as a memorandum of law in opposition to Mrs. Hagen's motion for preliminary injunction. The responses set forth the Company's belief that the facts and legal theories on which Mrs. Hagen's motion for preliminary injunction and complaint are based are in error.

The Court held a hearing on Mrs. Hagen's motion on April 3, 2000. During the cross-examination of Mrs. Hagen, Mrs. Hagen responded, inter alia, that she could not remember who in addition to her lawyers, had assisted her in the selection of the Hagen Nominees and that she did not personally know a majority of the Hagen Nominees.

In a letter dated December 29, 1999, Mrs. Hagen submitted to the Company a notice, purported by her to be in accordance with the requirements of Sections 2.07(a) and (b) of the Company's Bylaws, of three shareholder proposals in respect of the Annual Meeting. Mrs. Hagen's letter identified her proposals as follows:

     "(1)  I  propose  the  following   persons  (the  "Hagen   Nominees")   for
     consideration by the Nominating Committee of the Company as part of its slate of directors for election to the Board of Directors of the Company (the "Board") at the Annual Meeting:

                           Kenneth B. Frank
                           Patricia Garrison-Corbin
                           Susan Hirt Hagen
                           Samuel P. Katz
                           Claude C. Lilly, III, Ph.D.; CLU, CPCU
                           Henry N. Nassau
                           Mitchell S. Rosenthal, M.D.
                           Perry M. Smith, Ph.D.; Major General, USAF (Ret.) Charles D. Snelling
                           William H. Starbuck, Ph.D.
                           James M. Trapp

     I believe the Hagen Nominees are appropriate candidates for election at the Annual Meeting. Each Hagen Nominees (including myself) has agreed to be included in the Nominating Committee's slate or any other slate only so long as all the Hagen Nominees are included in such slate, and only so long as the Hagen Nominees, if elected, would constitute a majority of the Board.

     "(2) If the Nominating Committee does not include the Hagen Nominees in its slate of directors for election to the Board at the Annual Meeting, this Notice constitutes my proposal to nominate the Hagen Nominees for election as directors of the Company at the Annual Meeting. I will appear at the Annual Meeting to nominate the Hagen Nominees for election to the Board.

     "(3) If I am not permitted to nominate the Hagen Nominees for election at the Annual Meeting, this Notice constitutes my proposal for submission to the shareholders of the Company at the Annual Meeting (a) to remove all directors elected at the Annual Meeting immediately following their election; (b) to amend the Bylaws by deleting the first sentence of Section
     3.02 and replacing it with a new first sentence, which shall read as follows:

     The Board of Directors shall consist of not less than seven (7), nor more than sixteen (16), Directors (the exact number to be fixed from time by resolution of the Board or by vote of the Shareholders at any duly organized annual or special meeting of Shareholders), the majority of whom shall be citizens and residents of the United States, each of whom shall be at least eighteen (18) years of age, elected at the Annual Meeting of Shareholders, to serve until the ensuing Annual Meeting and until a successor is elected and qualified or until his or her earlier death, resignation or removal.

               "(c)   to reduce and fix the number of directors on the Board to
               eleven (11) directors; and

               "(d) to nominate the Hagen Nominees for election as directors of the Company to fill the vacancies on the Board. I will appear at the Annual Meeting to present this proposal."

On March 9, 2000, Mrs. Hagen filed preliminary proxy materials with the SEC regarding her proposed solicitation of proxies to vote for the Hagen Nominees for director at the Annual Meeting in opposition to the candidates for director nominated by the Nominating Committee. On March 15, 2000 and March 24, 2000, Mrs. Hagen filed revised preliminary proxy material with the SEC.

Mrs. Hagen's revised preliminary proxy material, in addition to describing the Hagen Nominees for whom she proposes to solicit proxies for election as director, describes her proposed solicitation of proxies for the following other proposals in the event the Court has not reached a decision in favor of Mrs. Hagen prior to the Annual Meeting: (i) removal of all of the directors of the Company immediately following their election at the Annual Meeting; (ii) amendment of the Company's Bylaws to allow the shareholders to fix the number of members constituting the Company's Board of Directors; (iii) reduction of the size of the Company's Board of Directors to 11 persons and (iv) nomination of the Hagen Nominees for election as directors of the Company to fill the vacancies that would exist in the Board of Directors if the Company's shareholders were to vote to remove the directors they had just elected.

The Board of Directors intends to instruct its proxy holders to use their discretionary authority to withhold authority for the election of the Hagen Nominees, in the event it is judicially determined that the nomination of the Hagen Nominees at the Annual Meeting is legally valid, and, in any event, to vote against Mrs. Hagen's other proposals if she presents her other proposals at the Annual Meeting. Each member of the Company's Board of Directors, with the exception of Mrs. Hagen, individually recommends that shareholders vote against the election of the Hagen Nominees, in the event it is judicially determined that the nomination of the Hagen Nominees at the Annual Meeting is legally valid, and, in any event, each of the other proposals of Mrs. Hagen for the following reasons:

     (i) The Nominating Committee, composed entirely of independent directors, unanimously determined not to nominate any candidate proposed by Mrs. Hagen for the reasons set forth under "Election of Directors," including the refusal of Mrs. Hagen's proposed candidates to agree to interviews with the Nominating Committee and the lack of independence of Mrs. Hagen's proposed candidates.

     (ii) None of the director candidates proposed by Mrs. Hagen, other than herself, has any experience as a director of an insurance company.

     (iii) Several of the director candidates proposed by Mrs. Hagen would be shortly ineligible to serve under the age limits established by the Company's Bylaws.

     (iv) The director candidates proposed by Mrs. Hagen are ineligible to serve under the applicable Pennsylvania law because only candidates duly nominated by the Nominating Committee are eligible for election as directors at the Annual Meeting.

     (v) The wholesale replacement of the existing members of the Company's Board of Directors, under which the Company has achieved record results year after year is likely to have a material adverse effect on the Company and therefore adversely effect the value of the Company's Class A Common Stock and Class B Common Stock and have a destablizing effect on the Company's management, employees and agents.

     (vi) The election of a Board of Directors beholden to a single person (Mrs. Hagen) is likely to impact negatively the Company's competitive position and make more difficult the retention of a number of the Company's important relationships with employees, agents and policyholders.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Erie Indemnity Company
                                                ----------------------
                                                    (Registrant)


Date:  April 19, 2000                     \s\   Stephen A. Milne
                                       Stephen A. Milne, President & CEO

                                          \s\   Philip A. Garcia
                               Philip A. Garcia, Executive Vice President & CFO