Form 10-Q
period 2000-06-30
ERIE INDEMNITY CO
filed 2000-07-19
CIK 922621

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2000

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share--64,570,613 shares as of July 17, 2000.

                  Class B Common Stock, no par value, with a stated value of $70 per share-- 3,070 shares as July 17, 2000.

         The common stock is the only class of stock the Registrant is presently authorized to issue.

                                   INDEX

                           ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Position--June 30, 2000 and December 31, 1999

           Consolidated Statements of Operations--Three and six months ended June 30, 2000 and 1999

           Consolidated Statements of Comprehensive Income--Three and six months ended June 30, 2000 and 1999

           Consolidated Statements of Cash Flows--Six months ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements--June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders
Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                           (In thousands)
                                                                                  June 30,               December 31,
                  ASSETS                                                            2000                     1999
                                                                               --------------           ---------------
                                                                                (Unaudited)
INVESTMENTS

  Fixed maturities at fair value
    (amortized cost of $499,253 and
    $489,394, respectively)                                                    $      494,030            $      485,522
  Equity securities (cost of $184,123 and
    $171,495, respectively)                                                           221,148                   215,383
  Real estate mortgage loans                                                            6,657                     8,230
  Other invested assets                                                                59,346                    39,116
                                                                               --------------             -------------

        Total investments                                                      $      781,181             $     748,251

  Cash and cash equivalents                                                            37,846                    24,214
  Accrued investment income                                                             8,549                     7,998
  Premiums receivable from Policyholders                                              152,697                   139,941
  Prepaid federal income tax                                                               18                     2,975
  Reinsurance recoverable from Erie Insurance
    Exchange                                                                          389,518                   365,217
  Note receivable from Erie Family Life
    Insurance Company                                                                  15,000                    15,000
  Other receivables from Erie Insurance
    Exchange and affiliates                                                           123,139                   105,752
  Reinsurance recoverable non-affiliates                                                  843                       912
  Deferred policy acquisition costs                                                    12,071                    11,405
  Property and equipment                                                               14,479                    15,261
  Equity in Erie Family Life Insurance Company                                         40,542                    37,007
  Other assets                                                                         42,686                    43,934
                                                                               --------------           ---------------

        Total assets                                                           $    1,618,569           $     1,517,867
                                                                               ==============           ===============

                                                                                                            (Continued)

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                          (In thousands)
                                                                                  June 30,               December 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY                                          2000                     1999
                                                                               --------------           --------------
                                                                                (Unaudited)
LIABILITIES

   Unpaid losses and loss adjustment expenses                                  $      455,348           $       432,895
   Unearned premiums                                                                  256,879                   236,525
   Commissions payable and accrued                                                     91,281                    92,874
   Accounts payable and accrued expenses                                               27,531                    24,187
   Deferred income taxes                                                               14,231                    11,805
   Dividends payable                                                                    8,787                     8,853
   Employee benefit obligations                                                        14,337                    13,129
                                                                               --------------           ---------------

          Total liabilities                                                    $      868,394           $       820,268
                                                                               --------------           ---------------

   SHAREHOLDERS' EQUITY
   Capital Stock

     Class A common, stated value $.0292 per
       share; authorized 74,996,930 shares;
       67,032,000 shares issued;64,628,794 and
       65,131,501 shares outstanding in 2000 and 1999,
       respectively                                                            $        1,955           $         1,955
     Class B common, stated value $70 per
       share; authorized 3,070 shares;
       3,070 shares issued and outstanding                                                215                       215
   Additional paid-in capital                                                           7,830                     7,830
   Accumulated other comprehensive income                                              33,007                    26,581
   Retained earnings                                                                  776,457                   715,348
                                                                               --------------           ---------------

          Total contributed capital and retained earnings                      $      819,464           $       751,929

   Treasury stock, at cost - 2,403,206 shares repurchased  through
          June 30, 2000 and 1,900,499 shares repurchased through
          December 31, 1999                                                   (        69,289)         (         54,330)
                                                                               --------------           ---------------

          Total shareholders' equity                                           $      750,175           $       697,599
                                                                               --------------           ---------------

          Total liabilities and
            shareholders' equity                                               $    1,618,569           $     1,517,867
                                                                               ==============           ===============


See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three Months Ended                   Six Months Ended
                                                                          June 30                              June 30
                                                              ---------------------------------       ------------------------------
                                                                     2000               1999                2000             1999
                                                                             (In thousands, except per share data)
MANAGEMENT OPERATIONS:

  Management fee revenue                                      $     147,174       $     137,503       $     276,272    $     259,337
  Service agreement revenue                                           4,936               3,704              10,170            7,434
                                                              -------------       -------------       -------------    -------------
 Total revenue from management operations                           152,110             141,207             286,442          266,771
  Cost of management operations                                     108,800             100,621             206,514          191,818
                                                              -------------       -------------       -------------    -------------

    Net revenue from
      management operations                                   $      43,310       $      40,586       $      79,928    $      74,953
                                                              -------------        ------------       -------------    -------------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums earned                                             $      30,677       $      29,517       $      60,568    $      58,124
  Losses and loss adjustment expenses incurred                       23,301              20,130              47,964           41,521
  Policy acquisition and other underwriting
    expenses                                                          8,966               8,274              17,397           16,097
                                                              -------------       -------------       -------------    -------------
    Total losses and expenses                                        32,267              28,404              65,361           57,618
                                                              -------------       -------------       -------------    -------------
    Underwriting (loss) gain                                 ($       1,590)      $       1,113      ($       4,793)   $         506
                                                              -------------       -------------       -------------    -------------

INVESTMENT OPERATIONS:

  Equity in earnings of Erie Family
    Life Insurance Company                                    $       1,272       $       1,272       $       2,679    $       2,328
  Net investment income                                              13,450              10,934              26,053           21,399
  Net realized gain on investments                                    5,936               3,972              11,441            7,221
                                                              -------------       -------------       -------------    -------------
    Net revenue from investment operations                           20,658              16,178              40,173           30,948
                                                              -------------       -------------       -------------    -------------

    Income before income taxes                                       62,378              57,877             115,308          106,407

  Provision for income taxes                                         19,860              18,652              36,605           33,774
                                                              -------------       -------------       -------------    -------------

    Net income                                                $      42,518       $      39,225       $      78,703    $      72,633
                                                              =============       =============       =============    =============

    Net income per share                                      $        0.59       $        0.53       $        1.09    $        0.98
                                                              =============       =============       =============    =============

  Weighted average shares outstanding (Note B)                       72,107              73,678              72,204           74,014
                                                              =============       =============       =============    =============

  Dividends declared per share:
    Class A non-voting common                                 $       0.135       $        0.12       $        0.27    $        0.24
                                                              -------------       -------------       -------------    -------------
    Class B common                                            $       20.25       $       18.00       $       40.50    $       36.00
                                                              -------------       -------------       -------------    -------------

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                      Three Months Ended                   Six Months Ended
                                                                          June 30                              June 30
                                                              ---------------------------------       ------------------------------
                                                                     2000               1999                2000             1999
                                                                                           (In thousands)
Net Income                                                    $      42,518       $      39,225       $      78,703    $     72,633
                                                              -------------       -------------       -------------    ------------
  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising
      during period                                          (        5,488)     (        6,867)             21,327   (       5,943)
    Less:  reclassification adjustment for
      gains included in net income                                    5,936               3,972              11,441           7,221
                                                              -------------       -------------       -------------    ------------
      Net unrealized holding (losses) gains
        arising during period                                ($      11,424)     ($      10,839)      $       9,886   ($     13,164)
  Income tax benefit (expense) related to
    unrealized gains or losses                                        3,999               3,793      (        3,460)          4,607
                                                              -------------       -------------       -------------    ------------
  Other comprehensive (loss) income, net of tax              ($       7,425)     ($       7,046)      $       6,426   ($      8,557)
                                                             --------------      --------------       -------------    ------------
  Comprehensive income                                        $      35,093       $      32,179       $      85,129    $     64,076
                                                             ==============      ==============      ==============   =============


                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended            Six Months Ended
                                                                                 June 30, 2000              June 30, 1999
                                                                            -------------------         -------------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                            $           78,703          $           72,633
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                                                 1,280                       1,021
            Deferred income tax (benefit) expense                           (               182)                        610
            Amortization of deferred policy acquisition costs                            11,678                      11,080
            Realized gain on investments                                    (            11,441)        (             7,221)
            Net amortization of bond premium                                                  8                          75
            Undistributed earnings of Erie Family Life                      (             1,943)        (             1,653)
            Deferred compensation                                                           328                         398
       Increase in accrued investment income                                (               551)        (               637)
       Increase in receivables                                              (            54,375)        (            39,264)
       Policy acquisition costs deferred                                    (            12,344)        (            11,651)
       Decrease (increase) in prepaid expenses and other assets                           1,221         (             3,892)
       Increase in accounts payable and
         accrued expenses                                                                 4,224                       5,014
       (Decrease) increase in commissions payable and accrued               (             1,592)                        819
       Increase in income taxes payable                                                   2,956                       3,292
       Increase in loss reserves                                                         22,453                      11,424
       Increase in unearned premiums                                                     20,354                       7,086
                                                                             ------------------          ------------------
            Net cash provided by operating activities                        $           60,777          $           49,134

   CASH FLOWS FROM INVESTING ACTIVITIES
       Net purchase of investments (Note C)                                 (            14,057)        (            42,238)
       Purchase of property and equipment                                   (                 1)        (               338)
       Purchase of computer software                                        (               496)        (             2,435)
       Loans to agents                                                      (               861)        (             1,177)
       Collections on agent loans                                                           889                       1,744
                                                                             ------------------           -----------------
           Net cash used in investing activities                            ($           14,526)        ($           44,444)

   CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid to shareholders                                       ($           17,660)        ($           16,142)
       Treasury stock                                                       (            14,959)        (            25,427)
                                                                             -------------------         ------------------
           Net cash used in financing activities                            ($           32,619)        ($           41,569)
                                                                             -------------------         ------------------
       Net increase (decrease) in cash and cash equivalents                              13,632         (            36,879)
       Cash and cash equivalents at beginning of period                                  24,214                      53,580
                                                                            -------------------          ------------------
       Cash and cash equivalents at end of period                            $           37,846          $           16,701
                                                                            ===================          ==================

Supplemental disclosures of cash flow information:

Cash paid during the six months ended June 30, 2000 and 1999 for income taxes was $33,822 and $29,865 respectively.

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              All amounts are in thousands of dollars except per share data

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,835,690 and 66,645,951 at June 30,2000 and 1999, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2000 and 1999) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Weighted average equivalent shares outstanding totaled 72,107,369 for the quarter ended June 30, 2000 and 73,678,486 for the same period a year ago. For the six months ended June 30, 2000 weighted average equivalent shares outstanding were 72,203,690 compared to 74,013,951 for the six months ended June 30, 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of available-for-sale securities:

                                                                        Gross                Gross           Estimated
                                                   Amortized          Unrealized           Unrealized           Fair
                                                     Cost                Gains               Losses            Value
                                                --------------       ------------         -------------     -------------
June 30, 2000

Fixed maturities:
----------------
U.S. treasuries & government
   agencies                                    $       11,218        $        203         $         104     $      11,317
States & political subdivisions                        50,095               1,178                   405            50,868
Special revenue                                       118,167               2,537                   545           120,159
Public utilities                                       15,345                   0                   857            14,488
U.S. industrial & miscellaneous                       248,508               1,449                 9,118           240,839
Foreign                                                26,593                  20                   922            25,691
                                                -------------        ------------         -------------     -------------
     Total bonds                               $      469,926        $      5,387         $      11,951     $     463,362
Redeemable preferred stock                             29,327               2,047                   706            30,668
                                                -------------        ------------         -------------     -------------
     Total fixed maturities                    $      499,253        $      7,434         $      12,657     $     494,030
                                               --------------        ------------         -------------     -------------

Equity securities:
-----------------
Common stock:
   U.S. banks, trusts &
     insurance companies                       $        3,180        $         11         $         305     $       2,886
   U.S. industrial &
     miscellaneous                                     60,677              50,223                 6,105           104,795
   Foreign industrial &
     miscellaneous                                      6,108                 736                   923             5,921
Non-redeemable
   preferred stock:
   U.S. banks, trusts &
     insurance companies                               25,920                 129                 1,913            24,136
   U.S. industrial &
     miscellaneous                                     58,463               1,738                 5,052            55,149
   Foreign industrial &
     miscellaneous                                     29,775                 150                 1,664            28,261
                                                -------------        ------------         -------------     -------------
     Total equity securities                   $      184,123        $     52,987         $      15,962     $     221,148
                                               --------------        ------------         -------------     -------------
     Total available-for-sale
        securities                             $      683,376        $     60,421         $      28,619     $     715,178
                                               ==============        ============         =============     =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                         Gross                Gross          Estimated
                                                  Amortized           Unrealized           Unrealized           Fair
                                                     Cost                Gains               Losses            Value
                                                --------------       ------------        --------------     -------------
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following is the detail of net purchase of investments as presented in the Consolidated Statements of Cash Flows:


                                                                            Six Months Ended            Six Months Ended
                                                                             June 30, 2000                June 30, 1999
                                                                         ----------------------      ----------------------
   Purchase of investments:
       Fixed maturities                                                  ($              75,307)     ($              86,581)
       Equity securities                                                 (               31,676)     (               32,419)
       Mortgage loans                                                                         0      (                   66)
       Other invested assets                                             (                7,573)     (                3,645)
                                                                          ---------------------       ---------------------
          Total purchases                                                ($             114,556)     ($             122,711)
                                                                          ---------------------       ---------------------

   Sales/maturities of investments:
       Sales of maturities                                                               38,175                      24,774
       Calls of maturities                                                               28,126                      25,081
       Equity securities                                                                 29,470                      29,963
       Mortgage loans                                                                     1,573                          55
       Other invested assets                                                              3,155                         600
                                                                          ---------------------       ---------------------
          Total sales/maturities                                          $             100,499       $              80,473
                                                                          ---------------------       ---------------------
               Net purchase of investments                               ($              14,057)     ($              42,238)
                                                                          =====================       =====================


NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method of accounting. The following is summarized financial statement information for EFL:


                                                                             Six Months Ended          Six Months Ended
                                                                              June 30, 2000              June 30, 1999
                                                                         ----------------------      ----------------------
Revenues                                                                 $               58,582      $               51,145
Benefits and expenses                                                                    39,642                      34,373
                                                                         ----------------------      ----------------------
Income before income taxes                                                               18,940                      16,772
Income taxes                                                                              6,553                       6,012
                                                                         ----------------------      ----------------------
Net income                                                               $               12,387      $               10,760
                                                                         ======================      ======================
Comprehensive income (loss)                                              $               19,745     ($                6,917)
                                                                         ======================      ======================

Dividends paid to shareholders                                           $                3,260      $                2,977
                                                                         ======================      ======================

Net unrealized appreciation on investment
  securities at June 30, net of deferred taxes                           $                5,014      $                8,495
                                                                         ======================      ======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

In 1995, EFL issued a surplus note to the Company for $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL paid $484 in the second quarters of 2000 and 1999 to the Company.

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

NOTE H -- SEGMENT INFORMATION

The Company operates its business as three reportable segments - management operations, property/casualty insurance operations and life insurance operations. The Company's principal operations consist of serving as attorney-in-fact for the Erie Insurance Exchange(Exchange) which constitutes its management operations. The Company's property/casualty insurance operations arise by virtue of a pooling arrangement between the Company's insurance subsidiaries and the Exchange. The Company also has a 21.63% equity interest in EFL which comprises its life insurance operations segment. Summarized financial information for these operations is presented below. Income amounts include each industry segment's share of investment income and realized gain or loss on investments which are reported in the investment operations segment on the Consolidated Statements of Operations.


                                                           Three Months Ended                  Six Months Ended
                                                                 June 30                            June 30
                                                           2000              1999             2000            1999
                                                     --------------    --------------     -------------    ------------
 Revenue:
   Management operations                              $     166,610    $      151,827    $      314,751   $     286,960
   Property/casualty insurance operations                    35,563            33,803            69,753          66,555
   Life insurance operations                                  1,272             1,272             2,679           2,328
                                                      -------------    --------------    --------------   -------------
     Total revenue                                    $     203,445    $      186,902    $      387,183         355,843
                                                      =============    ==============    ==============   =============
 Income before income taxes:
   Management operations                              $      57,809    $       51,207    $      108,237   $      95,143
   Property/casualty insurance operations                     3,297             5,398             4,392           8,936
   Life insurance operations                                  1,272             1,272             2,679           2,328
                                                      -------------    --------------    --------------   -------------
     Total income before income taxes                 $      62,378    $       57,877    $      115,308   $     106,407
                                                      =============    ==============    ==============   =============
 Net income:
   Management operations                              $      38,858    $       34,215    $       72,551   $      63,994
   Property/casualty insurance operations                     2,452             3,802             3,609           6,427
   Life insurance operations                                  1,208             1,208             2,543           2,212
                                                      -------------    --------------    --------------   -------------
     Net income                                       $      42,518    $       39,225    $       78,703          72,633
                                                      =============    ==============    ==============   =============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note H--SEGMENT INFORMATION (Continued)

                                                          As of            As of
                                                      June 30, 2000    December 31, 1999
                                                     --------------    -----------------
   Assets:
     Management operations                            $     766,040    $    723,377
     Property/casualty insurance operations                 811,987         757,483
     Life insurance operations                               40,542          37,007
                                                       ------------    ------------
       Total income before income taxes               $   1,618,569    $  1,517,867
                                                      =============    ============



NOTE I -- GEOGRAPHIC EXPANSION

On March 7, 2000 the Company announced the Erie Insurance Group's intention to expand its marketing territory into Wisconsin. Wisconsin will be the eleventh state served by the Group, in addition to the District of Colombia. In Wisconsin, the Group intends to write all lines of insurance it currently offers, including auto, home, business, life and annuities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes found on pages 3 through 13, since they contain important information that is helpful in evaluating the Company's operating results and financial condition.

OPERATING RESULTS

Financial Overview

Consolidated net income increased by 8.4% for the second quarter of 2000 to $42,518,485, or $.59 per share, from $39,224,982 or $.53 per share, for the second quarter of 1999. Earnings per share, which were positively impacted by the Company's share repurchase program, rose by 11.2% for the second quarter of 2000. Improved management and investment operating segments were somewhat offset by increased losses experienced in the Company's insurance underwriting operations. For the six months ended June 30, 2000, earnings per share increased 11.1% to $1.09 per share, from $.98 per share reported for the same period in 1999.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company, serving as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 7.0% to $147,173,682 for the three months ended June 30, 2000 from $137,502,858 for the three months ended June 30, 1999. Management fee revenue increased 6.5% to $276,272,190 in the first six months of 2000 compared to $259,337,064 for the same period in 1999. The management fee rate charged was 25% for all periods presented. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

The direct and affiliated assumed premiums written of the Exchange, upon which management fee is based, grew by $38,683,300, or 7.0%, to $588,694,727 for the second quarter of 2000 from $550,011,427 in the second quarter of 1999. For the year, premiums written increased 6.5% to $1,105,088,753 compared to $1,037,348,253 written for the first six months of 1999.

Policy growth for 2000 is strong as policy retention rates and new policy growth improved. Policies in force increased 5.9% to 2,778,035 at June 30, 2000 from 2,622,735 at June 30, 1999. Policy retention (the percentage of current
Policyholders who have renewed their policies) was 92.0% and 91.0% for the quarters ended June 30, 2000 and 1999, respectively, for private passenger automobile and 90.7% and 89.8% for the quarters ended June 30, 2000 and 1999, respectively, for all lines of business.

Service agreement revenue grew by $1,232,011 to $4,936,576 in the second quarter of 2000 from $3,704,565 for the same period in 1999. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $2,918,407 and $1,746,219 for the quarters ended June 30, 2000 and 1999 respectively. Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a service fee of 7.0 percent of non-affiliated assumed reinsurance premiums. Service fees totaled $2,018,169 and $1,958,346 for the three months ended June 30, 2000 and 1999 respectively, on net voluntary assumed reinsurance premiums of $28,830,982 and $27,976,382 for the second quarters of 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2000 service agreement revenue increased 36.8% to $10,169,495 from $7,433,674. Service charges increased 51.6% to $5,221,462 from $3,445,390, while service agreement income rose by 24.1% to $4,948,033. Net voluntary assumed reinsurance premiums, upon which the service agreement revenue is based, totaled $70,686,179 and $56,975,494 for the first six months of 2000 and 1999, respectively.

The cost of management operations increased 8.1% for the second quarter of 2000 to $108,800,520 from $100,620,714 during the second quarter of 1999. For the six months ended June 30, 2000 the cost of management operations grew by 7.7% to $206,514,065 compared to $191,817,455 for the same period in 1999.

Commissions to independent Agents are the largest component of the cost of management operations. Included in commission expenses are the cost of scheduled commissions paid to independent Agents on premiums collected as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the direct business written and serviced by the independent Agent within the Erie Insurance Group of companies. Commission costs totaled
$75,623,316 for the second quarter of 2000, an 8.9% increase over the $69,432,412 reported in the second quarter of 1999. Commissions grew by 8.7% to $141,439,386 from $130,067,383 recorded for the first six months of 1999. Commission costs grew faster than the rate of growth in written premiums due to increased provisions for agent contingency awards and changes in the mix of business written to higher commissioned lines.

The cost of management operations excluding commission costs increased 6.4% for the quarter ended June 30, 2000 to $33,177,204 from $31,188,302 recorded in the second quarter of 1999. For the first six months of 2000, the cost of operations excluding commission costs increased 5.4% to $65,074,679 from $61,750,072 recorded for the same period in 1999. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company's personnel costs totaled $19,721,821 for the three month period ended June 30, 2000, compared to $18,073,887 for the same period in 1999, an increase of 9.1%. Personnel costs increased in the second quarter 2000 due to staffing increases and employee pay rate increases.

Net revenue from the Company's management operations increased 6.7% to $43,309,738 for the three months ended June 30, 2000 from $40,586,709 for the same period in 1999. For the six months ended June 30, 2000 net revenue from management operations totaled $79,927,620, an increase of 6.6% when compared to the first six months of 1999. The gross margin from management operations (net revenue divided by total revenue), of 28.5% in the second quarter of 2000, was slightly less than the gross margin of 28.7% reported in the second quarter of 1999.

Analysis of Insurance Underwriting Operations

The insurance underwriting operation results of the Company's property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which together assume a 5.5 percent share of the underwriting results of the Erie Insurance Group under an intercompany pooling arrangement, declined during the second quarter of 2000 when compared to the same period in 1999.

Earned premiums increased 3.9 percent to $30,676,646 for the second quarter of 2000 compared to earned premiums of $29,517,142 for the same period in 1999. Total losses and expenses increased 13.6% from $28,404,188 in the second quarter of 1999 to $32,266,729 in the second quarter of 2000. The result of the growth in premiums earned combined with the increase in loss and related expenses generated an underwriting loss of $1,590,083 for the second quarter of 2000 compared to a gain of $1,112,954 for the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The underwriting loss resulted from higher loss ratios experienced in private passenger automobile and in commercial lines, principally worker's compensation and commercial auto lines of business. Catastrophe losses were relatively consistent at $930,000 for the second quarter of 2000 compared to $960,000 for the same period in 1999.

The Company had an underwriting loss of $4,792,997 for the first six months of 2000 compared to an underwriting profit of $505,608 for the same period in 1999. Additional development on losses from catastrophic storms that devastated Europe in December 1999 contributed about $1.6 million in assumed reinsurance losses in the first half of 2000.

The GAAP combined ratio for the Company's property/casualty insurance operations was 105.2% for the three months ended June 30, 2000 compared to a ratio of 96.2% for the same period in 1999. The GAAP combined ratio increased to 107.9% for the six months ended June 30, 2000 compared to a ratio of 99.1% for the same period in 1999. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Net revenue from investment operations for the second quarter of 2000 increased 27.7% to $20,658,313 from $16,177,283 in the second quarter of 1999. This growth was primarily the result of a $1,964,285 increase in net realized capital gains on investments combined with a $2,516,438 increase in net investment income. Earnings recognized from the Company's 21.6% ownership of Erie Family Life Insurance Company remained steady at $1,271,867 in the second quarter of 2000 from $1,271,560 recorded in the second quarter of 1999.

Net revenue from investment operations for the six months ended June 30, 2000 increased 29.8% to $40,173,108 from $30,947,629 for the same period in 1999. This increase resulted from a $4,653,794 increase in net investment income and a $4,219,945 increase in net realized gains on investments.

FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At June 30, 2000, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, totaled $701 million, or 43.3%, of total assets. These investments provide the liquidity the Company requires to meet demands on its funds.

At June 30, 2000, 91.6% of total investments consist of fixed maturities and equity securities. Mortgage loans and other invested assets, including real estate and private equity limited partnerships, represented 8.4% of total investments at that date. Mortgage loans on real estate and other invested assets have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. The Company has not held or issued derivative financial instruments.

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

At June 30, 2000, the Company's five largest investments in corporate debt securities totaled $24.1 million, none of which individually exceeded $5.0 million. These investments had a market value of $24.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from management operations as the attorney-in-fact for the Exchange, the net cash flow from the Erie Insurance Company's 5% and the Erie Insurance Company of New York's .5% participation in the underwriting results of the reinsurance pool with the Exchange, and the Company's investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The Company pays commissions on premiums collected.

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments. Net cash flows provided by operating activities for the six months ended June 30, 2000 and 1999, were $60,776,981 and $49,134,376, respectively.

Dividends declared and paid to shareholders for the quarter ended June 30, 2000 and 1999, totaled $8,807,299 and $8,043,169, respectively. Dividends declared and paid for the six months ended June 30, 2000 were $17,660,249 compared to $16,142,270 for the same period ended in 1999. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flow.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at June 30, 2000 of $14,230,648 and at December 31, 1999 of $11,805,286. The primary reason for the increase in the deferred tax liability is an increase in unrealized gains from available-for-sale securities in 2000 of $7.6 million resulting in an increased deferred tax liability of $2.6 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2000 and December  31,  1999,  the  Company's  receivables  from its affiliates totaled $512,657,540 and $470,968,903, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, represent a concentration of credit risk.

Stock Redemption Plan

The Erie Indemnity Company Stock Redemption Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. The redemption amount is limited to an aggregation of: (1) $10 million and (2) an additional annual amount as determined by the Board is its sole discretion, not to exceed 20% of the Company's net income from management operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20% of the Company's retained earnings determined as of the close of the prior year. In addition, the plan limits the repurchase from any single shareholder's estate to 33% of total share holdings of such shareholder. On April 27, 1999 the Board approved an increase in the redemption amount of $19,190,347 to $77,987,383. As of June 30, 2000, no shares have been redeemed under the Stock Redemption Plan.

Stock Repurchase Plan

At the December 16, 1998 regular meeting of the Board of Directors of the Erie Indemnity Company, the board approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $70 million of its outstanding Class A common stock through December 31, 2001. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital. At its regular quarterly meeting on March 7, 2000, the Board announced expanded authorization for share repurchases up to an additional $50 million of its outstanding Class A common stock through December 31, 2002. During the second quarter of 2000, 149,957 shares were repurchased at a total cost of $4,300,216 or an average price of $28.68. The Company repurchased 465,300 shares at a total cost of $12,645,449 or an average price of $27.18 through the second quarter of 1999. During the first six months of 2000, 502,707 shares were repurchased at a total cost of $14,958,910 or an average price of $29.76 compared to 933,395 shares repurchased for the same period in 1999 at a total cost of $25,427,315 or an average price of $27.24.

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


                                                                                                Market Value
     Name                        Positions with the Company                                     At Date of Gifts
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

     "(3) If I am not permitted to nominate the Hagen Nominees for election at the Annual Meeting, this Notice constitutes my proposal for submission to the shareholders of the Company at the Annual Meeting (a) to remove all directors elected at the Annual Meeting immediately following their election; (b) to amend the Bylaws by deleting the second sentence of
     Section 3.02 and replacing it with a new second sentence, which shall read as follows:

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Meeting of Shareholders was held April 25, 2000.

           a. The following directors were elected at the Annual Meeting of Shareholders for a one-year term and until a successor is elected and qualified:

                Samuel P. Black, III                 Claude C. Lilly, III
                J. Ralph Borneman, Jr.               Stephen A. Milne
                Patricia Garrison-Corbin             Henry N. Nassau
                Susan Hirt Hagen                     John M. Petersen
                F. William Hirt                      Jan R. Van Gorder
                Samuel P. Katz                       Robert C. Wilburn

           b. The following other matter was voted upon at the meeting and the following number of affirmative votes were cast with respect to such matter:

                The proposal to ratify the selection of Brown, Schwab, Bergquist & Company as independent public accountants to perform the annual audit of the Company financial statements for the year ending December 31, 2000. This proposal received 3,002 affirmative votes with no negative votes or abstentions.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore, have been omitted.

The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Erie Indemnity Company
                                           ----------------------
                                                (Registrant)


Date:  July 19, 2000
                                            \s\  Stephen A. Milne
                                       Stephen A. Milne, President & CEO

                                            \s\  Philip A. Garcia
                                              Philip A. Garcia,
                                       Executive Vice President & CFO