Form 10-Q
period 2000-09-30
ERIE INDEMNITY CO
filed 2000-10-20
CIK 922621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2000

Commission file number 0-24000


                                ERIE INDEMNITY COMPANY
   ----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                             25-0466020
--------------------------------------       -------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                 Identification No.)


100 Erie Insurance Place, Erie, Pennsylvania             16530
--------------------------------------------      -------------------
  (Address of principal executive offices)            (Zip Code)

                           (814) 870-2000
--------------------------------------------------------------------------------
          Registrant's telephone number, including area code


                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share--64,380,413 shares as of October 16, 2000.

                  Class B Common Stock, no par value, with a stated value of $70 per share--3,070 shares as October 16, 2000.

         The common stock is the only class of stock the Registrant is presently authorized to issue.
                                       1

                                      INDEX

                             ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Position--September 30, 2000 and December 31, 1999

           Consolidated Statements of Operations--Three and nine months ended September 30, 2000 and 1999

           Consolidated Statements of Comprehensive Income--Three and nine months ended September 30, 2000 and 1999

           Consolidated Statements of Cash Flows--Nine months ended September 30, 2000 and 1999

           Notes to Consolidated Financial Statements--September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Item 6.    Exhibits and Reports on Form 8-K
Item 11.   Statement Regarding Computation of Per Share Earnings

SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                        (In thousands)
                                                                               September 30,        December 31,
                  ASSETS                                                           2000                 1999
                                                                              --------------       -------------
                                                                                (Unaudited)
INVESTMENTS
  Fixed maturities at fair value
    (amortized cost of $520,580 and
    $489,394, respectively)                                                       $  521,510          $  485,522
  Equity securities at fair value (cost of $184,984
    and $171,495, respectively)                                                      218,178             215,383
  Real estate mortgage loans                                                           6,617               8,230
  Limited partnerships                                                                66,308              39,116
                                                                                  ----------          ----------

        Total investments                                                         $  812,613          $  748,251

  Cash and cash equivalents                                                           34,392              24,214
  Accrued investment income                                                           10,099               7,998
  Premiums receivable from Policyholders                                             163,208             140,868
  Prepaid federal income tax                                                               0               2,975
  Reinsurance recoverable from Erie Insurance
    Exchange                                                                         397,969             365,217
  Note receivable from Erie Family Life
    Insurance Company                                                                 15,000              15,000
  Other receivables from Erie Insurance
    Exchange and affiliates                                                          128,008             105,752
  Reinsurance recoverable non-affiliates                                                 846                 912
  Deferred policy acquisition costs                                                   13,043              11,405
  Property and equipment                                                              14,003              15,261
  Equity in Erie Family Life Insurance Company                                        42,096              37,007
  Other assets                                                                        45,024              43,934
                                                                                  ----------          ----------


        Total assets                                                              $1,676,301          $1,518,794
                                                                                  ==========          ==========
                                                                                                     (Continued)

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                       (In thousands)
                                                                                September 30,  December 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY                                          2000          1999
                                                                               --------------  -----------
                                                                                 (Unaudited)
LIABILITIES
   Unpaid losses and loss adjustment expenses                                      $  464,282   $  432,895
   Unearned premiums                                                                  270,552      237,452
   Commissions payable and accrued                                                     97,504       92,874
   Accounts payable and accrued expenses                                               30,368       24,187
   Federal income tax payable                                                           1,102            0
   Deferred income taxes                                                               12,605       11,805
   Dividends payable                                                                    8,771        8,853
   Employee benefit obligations                                                        15,024       13,129
                                                                                   ----------   ----------

          Total liabilities                                                        $  900,208   $  821,195
                                                                                   ----------   ----------

   SHAREHOLDERS' EQUITY
   Capital Stock
     Class A common, stated value $.0292 per
       share; authorized 74,996,930 shares;
       67,032,000 shares issued; 64,402,613 and
       65,131,501 shares outstanding in 2000 and 1999,
       respectively                                                                $    1,955   $    1,955
     Class B common, stated value $70 per
       share; authorized 3,070 shares;
       3,070 shares issued and outstanding                                                215          215
   Additional paid-in capital                                                           7,830        7,830
   Accumulated other comprehensive income                                              33,380       26,581
   Retained earnings                                                                  808,879      715,348
                                                                                   ----------   ----------

          Total contributed capital and retained earnings                          $  852,259   $  751,929

   Treasury stock, at cost - 2,629,387 shares repurchased  through
          September 30, 2000 and 1,900,499 shares repurchased through
          December 31, 1999                                                         (  76,166)   (  54,330)
                                                                                   ----------   ----------

          Total shareholders' equity                                               $  776,093   $  697,599
                                                                                   ----------   ----------

          Total liabilities and shareholder's equity                               $1,676,301   $1,518,794
                                                                                   ==========   ==========

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended           Nine Months Ended
                                                          September 30                September 30
                                                    --------------------------  --------------------------
                                                          2000         1999          2000         1999
                                                            (In thousands, except per share data)
MANAGEMENT OPERATIONS:

  Management fee revenue                            $    145,719   $   135,797   $   421,992   $   395,134
  Service agreement revenue                                6,553         3,792        16,722        11,226
                                                    ------------   -----------   -----------   -----------
 Total revenue from management operations                152,272       139,589       438,714       406,360
  Cost of management operations                          107,855        97,643       314,369       289,461
                                                    ------------   -----------   -----------   -----------
    Net revenue from
      management operations                         $     44,417   $    41,946   $   124,345   $   116,899
                                                    ------------   -----------   -----------   -----------
INSURANCE UNDERWRITING OPERATIONS:

  Premiums earned                                   $     31,194   $    29,449   $    91,762   $    87,573

  Losses and loss adjustment expenses incurred            25,216        22,375        73,180        63,896
  Policy acquisition and other underwriting
    expenses                                               8,720         8,654        26,117        24,751
                                                    ------------   -----------   -----------   -----------
    Total losses and expenses                             33,936        31,029        99,297        88,647
                                                    ------------   -----------   -----------   -----------

    Underwriting loss                              ($      2,742) ($     1,580) ($     7,535) ($     1,074)
                                                    ------------   -----------   -----------   -----------
INVESTMENT OPERATIONS:

  Equity in earnings of Erie Family
    Life Insurance Company                          $      1,304   $     1,456   $     3,983   $     3,784
  Equity in earnings of limited partnerships               1,722           158         4,139           316
  Net investment income                                   12,016        10,747        35,652        31,987
  Net realized gain on investments                         3,944         4,089        15,385        11,310
                                                    ------------   -----------   -----------   -----------
    Net revenue from investment operations                18,986        16,450        59,159        47,397
                                                    ------------   -----------   -----------   -----------

    Income before income taxes                            60,661        56,816       175,969       163,222

  Provision for income taxes                              19,469        18,391        56,073        52,165
                                                    ------------   -----------   -----------   -----------

    Net income                                      $     41,192   $    38,425   $   119,896   $   111,057
                                                    ============   ===========   ===========   ===========

    Net income per share                            $       0.57   $      0.52   $      1.66   $      1.51
                                                    ============   ===========   ===========   ===========

  Weighted average shares outstanding (Note B)            71,871        73,322        72,092        73,781
                                                    ============   ===========   ===========   ===========

  Dividends declared per share:
    Class A non-voting common                       $       .135   $      0.12   $      .405   $      0.36
                                                    ------------   -----------   -----------   -----------
    Class B common                                  $      20.25   $     18.00   $     60.75   $     54.00
                                                    ------------   -----------   -----------   -----------


See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       Three Months Ended            Nine Months Ended
                                                         September 30                   September 30
                                                    -------------------------    -------------------------
                                                        2000          1999          2000           1999
                                                                        (In thousands)

Net Income                                          $   41,192    $    38,425    $  119,896    $   111,057
                                                    ----------    -----------    ----------    -----------
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period                                      4,518   (     14,571)       25,845   (     20,514)
    Less:  reclassification adjustment for
      gains included in net income                       3,944          4,089        15,385         11,310
                                                    ----------    -----------    ----------    -----------
      Net unrealized holding gains (losses)
        arising during period                       $      574   ($    18,660)   $   10,460   ($    31,824)
  Income tax (expense) benefit related to
    unrealized gains or losses                     (       201)         6,532   (     3,661)        11,139
                                                    ----------    -----------    ----------    -----------
  Other comprehensive income (loss), net of tax     $      373   ($    12,128)   $    6,799   ($    20,685)
                                                    ----------    -----------    ----------    -----------
  Comprehensive income                              $   41,565    $    26,297    $  126,695    $    90,372
                                                    ==========    ===========    ==========    ===========


                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended    Nine Months Ended
                                                                              September 30,       September 30
                                                                                 2000                , 1999
                                                                           ---------------------------------------
                                                                                        (In thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                           $   119,896           $  111,057
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                                         2,007                1,361
            Deferred income tax benefit                                    (      1,674)         (       649)
            Amortization of deferred policy acquisition costs                    15,059               16,758
            Realized gain on investments                                   (     15,385)         (    11,310)
            Net amortization of bond (discount) premium                    (          7)                  83
            Undistributed earnings of Erie Family Life                     (      2,879)         (     2,772)
            Deferred compensation                                                   783                  584
       Increase in accrued investment income                               (      2,101)         (     1,712)
       Increase in receivables                                             (     77,281)         (    33,904)
       Policy acquisition costs deferred                                   (     16,697)         (    17,722)
       Increase in prepaid expenses and other assets                       (      1,132)         (     3,735)
       Increase in accounts payable and
         accrued expenses                                                         7,293                5,428
       Increase in commissions payable and accrued                                4,630                5,510
       Increase in income taxes payable                                           4,077                3,755
       Increase in loss reserves                                                 31,387               15,682
       Increase in unearned premiums                                             33,100               17,552
                                                                            -----------           ----------

            Net cash provided by operating activities                       $   101,076           $  105,966

   CASH FLOWS FROM INVESTING ACTIVITIES
       Net purchase of investments (Note C)                                (     41,906)         (    58,373)
       Purchase of property and equipment                                  (         17)         (       338)
       Purchase of computer software                                       (        733)         (     3,885)
       Loans to agents                                                     (      1,252)         (     2,350)
       Collections on agent loans                                                 1,293                2,184
                                                                            -----------           ----------
           Net cash used in investing activities                           ($    42,615)         ($   62,762)

   CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid to shareholders                                      ($    26,447)         ($   24,129)
       Treasury stock                                                      (     21,836)         (    39,710)
                                                                            ------------          ----------
           Net cash used in financing activities                           ($    48,283)         ($   63,839)
                                                                            ------------          ----------
       Net increase (decrease) in cash and cash equivalents                      10,178          (    20,635)
       Cash and cash equivalents at beginning of period                          24,214               53,580
                                                                            -----------           ----------
       Cash and cash equivalents at end of period                           $    34,392           $   32,945
                                                                            ===========           ==========

Supplemental disclosures of cash flow information:

Cash paid during the nine months ended September 30, 2000 and 1999 for income taxes was $53,668 and $46,475 respectively.

See Notes to Consolidated Financial Statements.

                             ERIE INDEMNITY COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          All amounts are in thousands of dollars except per share data and policy count information

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance
Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

In December 1999, the Securities and Exchange Commission issued Statement of Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to effective dates. This SAB defines when revenue is realized or realizable and earned. The Company evaluated its revenue recognition practices and found them to be in compliance with the provisions of this SAB.

NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,723,967 and 66,412,876 at September 30, 2000 and 1999,
respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2000 and 1999) at a rate of 2,400 Class A shares for one Class B share as set out in the Articles of Incorporation. Weighted average equivalent shares outstanding totaled 71,870,951 for the quarter ended September 30, 2000 and 73,322,329 for the comparable period a year ago. For the nine months ended September 30, 2000 weighted average equivalent shares outstanding were 72,091,967 compared to 73,780,876 for the nine months ended September 30, 1999.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of available-for-sale securities:

                                                                     Gross            Gross           Estimated
                                                   Amortized       Unrealized       Unrealized           Fair
                                                     Cost             Gains           Losses             Value
                                               --------------     ------------     -------------     -------------
September 30, 2000

Fixed maturities:
----------------
U.S. treasuries & government
   agencies                                    $       11,218     $        239     $          49     $      11,408
States & political subdivisions                        48,182            1,202               239            49,145
Special revenue                                       117,657            3,089               301           120,445
Public utilities                                       23,260              304               584            22,980
U.S. industrial & miscellaneous                       259,858            2,771             6,914           255,715
Foreign                                                31,078              180               727            30,531
                                               --------------     ------------     -------------     -------------
     Total bonds                               $      491,253     $      7,785     $       8,814     $     490,224
Redeemable preferred stock                             29,327            2,582               623            31,286
                                               --------------     ------------     -------------     -------------

     Total fixed maturities                    $      520,580     $     10,367     $       9,437     $     521,510
                                               --------------     ------------     -------------     -------------

Equity securities:
-----------------
Common stock:
   U.S. banks, trusts &
     insurance companies                       $        3,180     $        170     $         260     $       3,090
   U.S. industrial &
     miscellaneous                                     57,921           44,664             7,838            94,747
   Foreign                                              7,830            1,241               774             8,297
Non-redeemable
   preferred stock:
   U.S. banks, trusts &
     insurance companies                               23,694               89             1,814            21,969
   U.S. industrial &
     miscellaneous                                     64,558            2,257             3,862            62,953
   Foreign                                             27,801              263               942            27,122
                                               --------------     ------------     -------------     -------------
     Total equity securities                   $      184,984     $     48,684     $      15,490     $     218,178
                                               --------------     ------------     -------------     -------------
     Total available-for-sale
        securities                             $      705,564     $     59,051     $      24,927     $     739,688
                                               ==============     ============     =============     =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                    Gross             Gross            Estimated
                                                   Amortized      Unrealized        Unrealized           Fair
                                                     Cost            Gains            Losses             Value
                                                -------------    ------------      -------------     -------------
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
                                                =============    ============      =============     =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company's policy is to require collateral equal to 102 percent of the market value of the loaned securities. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At September 30, 2000, the Company had loaned securities with a market value of $18.8 million and secured collateral of $19.3 million.

Mortgage loans on commercial real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance would be provided for impairment in net realizable value based on periodic valuations.

Limited partnerships include U.S. domestic and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small-to medium-sized companies. The private equity limited partnerships are carried at estimated market value with unrealized gains and losses reflected in shareholder's equity in accumulated other comprehensive income. Investment income or loss is recognized on the sale of the equity investment. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership. The components of equity in earnings (loss) of limited partnerships are as follows:


                                                         Three Months Ended        Nine Months Ended
                                                            September 30             September 30

                                                         2000        1999          2000         1999
                                                      ---------   ---------    ----------   ---------
     Limited Partnerships - Private Equity            $   1,045   ($    141)   $      977   ($    352)
     LimitedPartnerships - Real Estate                      228         257         1,783         661
     Limited Partnerships - Fixed Income                    449          42         1,379           7
                                                      ---------    --------    ----------    --------
                                                      $   1,722    $    158    $    4,139    $    316
                                                      =========    ========    ==========    ========


The following is the detail of net purchase of investments as presented in the Consolidated Statements of Cash Flows:


                                                                Nine Months Ended    Nine Months Ended
                                                                   September 30,        September 30,
                                                                       2000                 1999
                                                                 ---------------     ----------------
   Purchase of investments:
       Fixed maturities                                            ($    118,335)     ($    122,197)
       Equity securities                                           (      46,441)     (      48,472)
       Mortgage loans                                                          0      (          66)
       Limited partnerships                                        (      19,892)     (      13,220)
                                                                    ------------       ------------
          Total purchases                                          ($    184,668)     ($    183,955)
                                                                    ------------       ------------

   Sales/maturities of investments:
       Sales of fixed maturities                                          47,634             30,301
       Calls of fixed maturities                                          40,830             44,560
       Equity securities                                                  46,938             49,849
       Mortgage loans                                                      1,614                 88
       Limited partnerships                                                5,746                784
                                                                    ------------       ------------
          Total sales/maturities                                    $    142,762       $    125,582
                                                                    ------------       ------------

   Net purchase of investments                                     ($     41,906)     ($     58,373)
                                                                    ============       ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method of accounting.

The following is summarized financial statement information for EFL:


                                                                    Nine Months Ended    Nine Months Ended
                                                                       September 30,        September 30,
                                                                           2000                 1999
                                                                     ---------------     ----------------
Revenues                                                             $     87,208        $     77,915
Benefits and expenses                                                      59,054              51,693
                                                                     ------------        ------------
Income before income taxes                                                 28,154              26,222
Income taxes                                                                9,741               8,729
                                                                     ------------        ------------
Net income                                                           $     18,413        $     17,493
                                                                     ============        ============
Comprehensive income (loss)                                          $     28,631       ($     11,078)
                                                                     ============        ============

Dividends paid to shareholders                                       $      4,961        $      4,536
                                                                     ============        ============

Net unrealized appreciation (depreciation) on investment
  securities at September 30, net of deferred taxes                  $      7,874       ($      2,400)
                                                                     ============        ============



NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

In 1995, EFL issued a surplus note to the Company for $15 million. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL paid interest of $484 to the Company in the third quarter of 2000 and 1999.

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

NOTE G -- RECLASSIFICATIONS

Certain amounts previously reported in the 1999 financial statements have been reclassified to conform to the current period's presentation.

NOTE H -- SEGMENT INFORMATION

The Company operates its business as three reportable segments - management operations, property/casualty insurance operations and life insurance operations. The Company's principal operations consist of serving as attorney-in-fact for the Erie Insurance Exchange (Exchange) which constitutes its management operations. The Company's property/casualty insurance operations arise by virtue of a pooling arrangement between the Company's insurance subsidiaries and the Exchange. The Company also has a 21.63% equity interest in EFL which comprises its life insurance operations segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized financial information for these operations is presented below. Income amounts include each industry segment's share of investment income and realized gain or loss on investments which are reported in the investment operations segment on the Consolidated Statements of Operations.

                                                          Three Months Ended                   Nine Months Ended
                                                              September 30                          September 30
                                                           2000              1999             2000           1999
                                                      -------------    --------------    --------------   -------------
   Revenue:
     Management operations                            $     165,443    $      150,459    $      480,194   $     437,419
     Property/casualty insurance operations                  35,705            33,572           105,458         100,127
     Life insurance operations                                1,304             1,456             3,983           3,784
                                                      -------------    --------------    --------------   -------------
       Total revenue                                  $     202,452    $      185,487    $      589,635   $     541,330
                                                      =============    ==============    ==============   =============
   Income before income taxes:
     Management operations                            $      57,588    $       52,817    $      165,825   $     147,959
     Property/casualty insurance operations                   1,769             2,543             6,161          11,479
     Life insurance operations                                1,304             1,456             3,983           3,784
                                                      -------------    --------------    --------------   -------------
       Total income before income taxes               $      60,661    $       56,816    $      175,969   $     163,222
                                                      =============    ==============    ==============   =============
   Net income:
     Management operations                            $      38,615    $       35,323    $      111,167   $      99,316
     Property/casualty insurance operations                   1,416             1,724             5,025           8,151
     Life insurance operations                                1,161             1,378             3,704           3,590
                                                      -------------    --------------    --------------   -------------
       Net income                                     $      41,192    $       38,425    $      119,896   $     111,057
                                                      =============    ==============    ==============   =============



                                                                     As of                  As of
                                                               September 30, 2000      December 31, 1999
                                                               -----------------        ----------------
   Assets:
     Management operations                                      $        794,691         $      723,377
     Property/casualty insurance operations                              839,514                758,410
     Life insurance operations                                            42,096                 37,007
                                                                ----------------         --------------

       Total assets                                             $      1,676,301         $    1,518,794
                                                                ================         ==============


The Company is the attorney-in-fact for the Exchange, a reciprocal insurance exchange. The Company earns a management fee for administrative and underwriting services provided to the Exchange and its affiliates. The management fee charged to the Exchange was 25% of the affiliated assumed and direct premiums written by the Exchange for the nine months ended September 30, 2000 and 1999.

The following is the Company's management fee revenue on the Consolidated Statements of Operations presented by line of business:

                                            Three Months Ended         Nine Months Ended
                                               September 30               September 30
                                             2000        1999           2000      1999
                                           --------    --------      --------    --------

Private Passenger Auto                     $ 83,667    $ 81,631      $240,517    $234,699
Commercial Auto                              10,697       9,412        33,174      30,191
Homeowner                                    25,349      23,102        67,265      60,687
Commercial Multi-Peril                       12,309      10,242        37,987      32,371
Worker's Compensation                         9,643       7,812        30,948      26,298
All Other Lines of Business                   4,054       3,598        12,101      10,888
                                           --------    --------      --------    --------
Total                                      $145,719    $135,797      $421,992    $395,134
                                           ========    ========      ========    ========

The following is the detail for growth in policy counts and retention rates for the Erie Insurance Group's property/casualty operations:


                    Private                                                                       All other
     Policy        Passenger           CML*                           CML*         Worker's        Lines of
     Counts           Auto             Auto        Homeowner      Multi-Peril        Comp.         Business       Total
   --------       -----------         ------      ----------      ------------     --------       ----------    ---------
   12/31/99         1,274,869         82,760         917,902        174,085         43,508         196,725      2,689,849
   03/31/00         1,287,868         83,534         931,971        178,191         44,235         199,580      2,725,379
   06/30/00         1,305,888         85,089         952,325        184,913         45,408         204,412      2,778,035
   09/30/00         1,324,104         86,592         971,213        190,120         46,529         208,832      2,827,390

   Retention
    Rates
   --------
   12/31/99             91.58%         89.27%          90.47%         87.42%         87.59%          86.85%         90.35%
   03/31/00             91.83          89.52           90.66          88.08          88.52           87.23          90.45
   06/30/00             92.03          89.53           90.89          88.19          88.62           87.57          90.72
   09/30/00             92.19          89.90           90.88          88.38          88.67           87.75          91.03

*CML = Commercial




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 23, 2000.

OPERATING RESULTS

Financial Overview

Consolidated net income increased by 7.2% for the third quarter of 2000 to $41,192,193, or $.57 per share, from $38,424,589 or $.52 per share, for the third quarter of 1999. Earnings per share, which were positively impacted by the Company's share repurchase program, rose by 9.4% for the third quarter of 2000. For the nine months ended September 30, 2000, earnings per share increased 10.5% to $1.66 per share, from $1.51 per share reported for the same period in 1999. Improved management and investment operating segments were somewhat offset by increased losses experienced in the Company's insurance underwriting operations.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company, serving as attorney-in-fact for the Erie Insurance Exchange (the Exchange), increased 7.3% to $145,719,261 for the three months ended September 30, 2000 from $135,796,427 for the three months ended September 30, 1999. Management fee revenue increased 6.8% to $421,991,451 in the first nine months of 2000 compared to $395,133,491 for the same period in 1999 (see Note H, "Segment information") The management fee rate charged to the Exchange was 25% for all periods presented. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

The direct and affiliated assumed premiums written of the Exchange, grew by $39,691,335, or 7.3%, to $582,877,042 for the third quarter of 2000 from
$543,185,707 in the third quarter of 1999. For the first nine months of 2000 premiums written increased 6.8% to $1,687,965,795 compared to $1,580,533,960 written for the first nine months of 1999.

Policy growth for 2000 for the Erie Insurance Group was strong as policy retention rates and new policy growth improved. Policies in force increased 6.3% to 2,827,390 at September 30, 2000 from 2,659,174 at September 30, 1999. Policy retention (the percentage of current Policyholders who have renewed their policies) was 91.0% and 90.3% for the quarters ended September 30, 2000 and 1999, respectively, for all lines of business (see Note H, "Segment information")

Service agreement revenue grew by $2,760,583 to $6,552,886 in the third quarter of 2000 from $3,792,303 for the same period in 1999. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $3,828,807 and $1,623,263 for the quarters ended September 30, 2000 and 1999 respectively. During the second quarter of 2000, this charge increased from $2 to $3 per month for policies renewing in most states which accounts for a large portion of the quarterly increase. Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a service fee of 7.0 percent of non-affiliated assumed reinsurance premiums.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service fees totaled $2.7 million and $2.2 million for the three months ended September 30, 2000 and 1999 respectively, on net voluntary assumed reinsurance premiums of $38.9 million and $31.0 million for the third quarters of 2000 and 1999, respectively.

For the nine months ended September 30, 2000 service agreement revenue increased 49.0% to $16,722,381 from $11,225,977. Service charges increased $3,981,616 to
$9,050,269 in 2000 while service agreement income rose by 24.6% to $7,672,112 in 2000.

The cost of management operations increased 10.5% for the third quarter of 2000 to $107,854,662 from $97,643,292 during the third quarter of 1999. For the nine months ended September 30, 2000 the cost of management operations grew by 8.6% to $314,368,727 compared to $289,460,747 for the same period in 1999.

Commissions to independent Agents are the largest component of the cost of management operations. Included in commission expenses are the cost of scheduled commissions to independent Agents on premiums written as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the direct business written and serviced by the independent Agent within the Erie Insurance Group of companies. Commission costs totaled $74,825,430 for the third quarter of 2000, a 9.1% increase over the $68,592,632 reported in the third quarter of 1999. Commissions grew by 8.9% to $216,264,816 from $198,660,015 recorded for the first nine months of 1999. Commission costs grew faster than the rate of growth in written premiums due to increased provisions for agent contingency awards, changes in the mix of business written and increased costs from special commission contracts used primarily to assist new ERIE agencies get established.

The cost of management operations excluding commission costs increased 13.7% for the quarter ended September 30, 2000 to $33,029,232 primarily due to increased information technology expenditures and field sales employee incentive compensation. For the first nine months of 2000, the cost of operations excluding commission costs increased 8.0% to $98,103,911 from $90,800,732 recorded for the same period in 1999.

Net revenue from the Company's management operations increased 5.9% to $44,417,485 for the three months ended September 30, 2000 from $41,945,438 for the same period in 1999. For the nine months ended September 30, 2000 net revenue from management operations totaled $124,345,105, an increase of 6.4% when compared to the first nine months of 1999. The gross margin from management operations (net revenue divided by total revenue), of 29.2% in the third quarter of 2000, was slightly less than the gross margin of 30.0% reported in the third quarter of 1999.

Analysis of Insurance Underwriting Operations

The insurance underwriting operation results of the Company's property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, which together assume a 5.5 percent share of the underwriting results of the Erie Insurance Group under an intercompany pooling arrangement, declined during the third quarter of 2000 when compared to the same period in 1999.

Earned premiums increased 5.9% to $31,194,440 for the third quarter of 2000 compared to earned premiums of $29,449,004 for the same period in 1999. Total losses and expenses increased 9.4% from $31,028,462 in the third quarter of 1999 to $33,936,508 in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The result of the growth in premiums earned combined with the increase in loss and related expenses generated an underwriting loss of $2,742,068 for the third quarter of 2000 compared to a loss of $1,579,458 for the third quarter of 1999.

The underwriting loss resulted from higher loss ratios experienced in private passenger automobile and in commercial lines, principally worker's compensation and commercial auto lines of business. Catastrophe losses were $316,000 for the third quarter of 2000 compared to $1,342,000 for the same period in 1999.

The Company had an underwriting loss of $7,535,065 for the first nine months of 2000 compared to an underwriting loss of $1,073,850 for the same period in 1999. Additional development on losses from catastrophic storms that devastated Europe in December 1999 contributed about $1.7 million in assumed reinsurance losses in the first nine months of 2000.

The GAAP combined ratio for the Company's property/casualty insurance operations was 108.8% for the three months ended September 30, 2000 compared to a ratio of 105.4% for the same period in 1999. The GAAP combined ratio increased to 108.2% for the nine months ended September 30, 2000 compared to a ratio of 101.2% for the same period in 1999. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Net revenue from investment operations for the third quarter of 2000 increased 15.4% to $18,986,285 from $16,449,582 in the third quarter of 1999. This growth was primarily the result of a $1,565,336 increase in equity in earnings of limited partnerships combined with a $1,269,220 increase in net investment income. Earnings recognized from the Company's 21.6% ownership of Erie Family Life Insurance Company declined slightly to $1,303,442 in the third quarter of 2000 from $1,456,208 recorded in the third quarter of 1999.

Net revenue from investment operations for the nine months ended September 30, 2000 increased 24.8% to $59,159,393 from $47,397,211 for the same period in 1999. This increase resulted from a $3,665,001 increase in net investment income, a $4,074,858 increase in net realized gains on investments and a $3,823,349 increase in equity in earnings of limited partnerships.

FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At September 30, 2000, the Company's investment portfolio of investment-grade bonds, common stock and preferred stock, all of which are readily marketable, totaled $723 million, or 43.2%, of total assets. These investments provide the liquidity the Company requires to meet demands on its funds.

At September 30, 2000,  91.0% of total  investments  consist of fixed maturities
and  equity   securities,   while  mortgage  loans  and  limited   partnerships,
represented 9.0% of total investments at that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mortgage loans on real estate and limited partnerships have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. The Company has not held or issued derivative financial instruments.

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

At September 30, 2000, the Company's five largest investments in corporate debt securities totaled $25.5 million, none of which individually exceeded $5.5 million. These investments had a market value of $25.6 million.

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

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, common stocks and short-term investments. Net cash flows provided by operating activities for the nine months ended September 30, 2000 and 1999, were $101,075,731 and $105,966,170, respectively.

Dividends declared and paid to shareholders for the quarter ended September 30, 2000 and 1999, totaled $8,787,056 and $7,919,212, respectively. Dividends declared and paid for the nine months ended September 30, 2000 were $26,447,305 compared to $24,129,363 for the same period ended in 1999. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flow.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at September 30, 2000 of $12,605,207 and at December 31, 1999 of $11,805,286. The primary reason for the increase in the deferred tax liability is an increase in unrealized gains in 2000 of $8.1 million resulting in an increased deferred tax liability of $2.8 million.

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

At September 30, 2000 and December 31, 1999, the Company's receivables from its affiliates totaled $525,976,885 and $470,968,903, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, represent a significant concentration of credit risk.

Factors That May Effect Future Results

On August 10, 2000 the Erie Insurance Group filed for a rate increase in it's private passenger auto insurance rates in Pennsylvania beginning January 1, 2001. This increase was requested to offset increasing loss costs in Pennsylvania private passenger automobile. The overall effect of this filing is an estimated $10.2 million, or 1.2% increase in premium in 2001. This rate increase will provide an additional $2.5 million in annual gross revenue from management operations, assuming no change in the current management fee rate.

Stock Redemption Plan

The Erie Indemnity Company Stock Redemption Plan entitles estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at time of redemption. The redemption amount is limited to an aggregation of: (1) $10 million and (2) an additional annual amount as determined by the Board in its sole discretion, not to exceed 20% of the Company's net income from management operations during the prior fiscal year. This aggregate amount is reduced by redemption amounts paid. However, at no time shall the aggregate redemption limitation exceed 20% of the Company's retained earnings determined as of the close of the prior year. In addition, the plan limits the repurchase from any single shareholder's estate to 33% of total share holdings of such shareholder. On April 27, 1999 the Board approved an increase in the redemption amount of $19,190,347 to $77,987,383. In September 2000 the Company received notice that a qualifying estate wishes to exercise its redemption rights pursuant to the Company's Redemption Plan. In accordance with the terms of the Redemption Plan, the Company is currently preparing a fair market valuation of the block of stock presented to the Company by the estate. The Company estimates the repurchase of shares from the estate, pursuant to the redemption plan, will amount to approximately $30 million. Any payment in redemption of the shares will reduce the redemption amount. As of September 30, 2000, no shares have been redeemed under the Stock Redemption Plan.

Stock Repurchase Plan

At the December 16, 1998 regular meeting of the Board of Directors of the Erie Indemnity Company, the board approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $70 million of its outstanding Class A common stock through December 31, 2001. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital. At its regular quarterly meeting on March 7, 2000, the Board announced expanded authorization for share repurchases up to an additional $50 million of its outstanding Class A common stock through December 31, 2002. During the third quarter of 2000, 226,181 shares were repurchased at a total cost of $6,867,918 or an average price of $30.36. The Company repurchased 728,888 shares at a total cost of $21,835,828 or an average price of $29.96 during 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 1999 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the nine months ended September 30, 2000. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.












































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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On April 24, 2000, the Court issued a preliminary injunction allowing the nominations of candidates for director in addition to those recommended by the Nominating Committee. Reference is made to Item 4 of the Company's Form 10-Q Report for the quarter ended June 30, 2000 for the names of the persons elected as directors. Reference is made to the description contained under this caption in the Company's Form 10-Q Report for the quarter ended June 30, 2000. There have been no material developments in the legal proceedings since the grant of the preliminary injunction.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore, have been omitted.


The Company did not file any exhibits or reports on Form 8-K during the three month period ended September 30, 2000.

Item 11.   Statement Regarding Computation of Per Share Earnings:


                                                            Three Months Ended                Nine Months Ended
                                                               September 30                      September 30
                                                     -----------------------------     -----------------------------
                                                          2000             1999             2000             1999
Class A weighed average common shares
   outstanding (stated value $.0292)                   64,502,951       65,954,329       64,723,967       66,412,876
Conversion of Class B shares to class A
   shares (One share of Class B for
   2,400 shares of Class A)                             7,368,000        7,368,000        7,368,000        7,368,000
                                                     ------------     ------------     ------------     ------------
Total weighted average shares                          71,870,951       73,322,329       72,091,967       73,780,876
                                                     ============     ============     ============     ============


Net income                                           $ 41,192,193     $ 38,424,589     $119,895,654     $111,057,129
                                                     ============     ============     ============     ============
Net income per share                                 $        .57     $        .52     $       1.66     $       1.51
                                                     ============     ============     ============     ============


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Erie Indemnity Company
                                           ----------------------
                                                (Registrant)


Date:  October 19, 2000
                                            \s\  Stephen A. Milne
                                       Stephen A. Milne, President & CEO

                                            \s\  Philip A. Garcia
                                              Philip A. Garcia,
                                       Executive Vice President & CFO