Form 10-K
period 2000-12-31
ERIE INDEMNITY CO
filed 2001-03-23
CIK 922621

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                (NO FEE REQUIRED)

For the fiscal year ended December 31, 2000

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

                Class A Common Stock, stated value $.0292 per share Class B Common Stock, stated value $70 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock of non-affiliates: There is no active market for the Class B voting stock and no Class B voting stock has been sold in the last year upon which a price could be established.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 64,847,751 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.
2. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2001 are incorporated by reference into Parts I and III of this Form 10-K Report.

                        INDEX

  PART         ITEM NUMBER AND CAPTION                                 PAGE
--------       -----------------------                                 ----

  I            Item  1.  Business                                        3

  I            Item  2.  Properties                                     14

  I            Item  3.  Legal Proceedings                              14

  I            Item  4.  Submission of Matters to a
                         Vote of Security Holders                       14

  II           Item  5.  Market for Registrant's Common Stock
                         and Related Shareholder Matters                15

  II           Item  6.  Selected Consolidated Financial Data           15

  II           Item  7.  Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                  16

  II           Item  7a. Quantitative and Qualitative Disclosure
                         about Market Risk                              16

  II           Item  8.  Financial Statements and Supplementary
                         Data                                           16

  II           Item  9.  Changes In and Disagreements With
                         Accountants on Accounting and Financial
                         Disclosures                                    16

  III          Item 10.  Directors and Executive Officers
                         of the Registrant                              17

  III          Item 11.  Executive Compensation                         23

  III          Item 12.  Security Ownership of Certain
                         Beneficial Owners and Management               23

  III          Item 13.  Certain Relationships and Related
                         Transactions                                   23

  IV           Item 14.  Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K                        24

                                     PART I


Item 1.   Business

              Erie   Indemnity   Company  (the   "Company")  is  a  Pennsylvania
corporation  formed  in  1925  to be the  attorney-in-fact  for  Erie  Insurance
Exchange (the "Exchange"), a Pennsylvania-domiciled reciprocal insurance exchange. The Company's principal business activity consists of management of the affairs of the Exchange with fees from the Exchange accounting for approximately 74% of the Company's consolidated revenues. The Company also participates in the property/casualty insurance business through its three wholly owned subsidiaries, Erie Insurance Company ("Erie Insurance Co."), Erie Insurance Company of New York ("Erie NY") and Erie Insurance Property and Casualty Company ("Erie P&C") and through its management of the Flagship City Insurance Company ("Flagship"), a subsidiary of the Exchange. The Company and Exchange also own a 21.6% and 53.5% common stock interest, respectively, in Erie Family Life Insurance Company ("EFL"), an affiliated life insurance company. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively under the name Erie Insurance Group("The ERIE").

              The ERIE is a regional insurance group that underwrites a broad line of personal and commercial coverages. Insurance products are marketed primarily in the Mid-Atlantic and Northeast regions through approximately 6,800 independent agents comprising approximately 1,400 insurance agencies. The property/casualty insurers managed by the Company are licensed to do business in sixteen states and in the District of Columbia and at December 31, 2000, operated in ten states and the District of Columbia. In the third quarter 2001, The ERIE intends to write all lines of insurance in its newest state, Wisconsin. Branch offices are maintained throughout the ten contiguous states in which the Company does business.

              As of December 31, 2000, the Company had 3,440 full-time employees, of which 1,694 provide claims specific services exclusively for the property/casualty insurance companies of The ERIE and 116 perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.


              The Company's wholly-owned subsidiaries, Erie Insurance Co. and Erie NY, participate in an intercompany pooling agreement with the Exchange. The pooling agreement provides for the Exchange to assume all premiums and losses, including related asset and liability amounts, from all property/casualty affiliates of The ERIE. This pooling agreement further provides for Erie Insurance Co. and Erie NY to share proportionately in the results of all of The ERIE's property/casualty insurance operations. Erie Insurance Co.'s and Erie NY's proportionate share of the reinsurance pool are 5.0 percent and 0.5 percent, respectively.

Information About Business Segments

              Reference is made to Note 14 of the Notes to the Consolidated Financial Statements included in the Annual Report, page 46 for information as to total revenue and net income attributable to the two business segments (management operations and property/casualty insurance operations) in which the Company is engaged.


Management Operations

              For services performed in its role as attorney-in-fact for the Policyholders of the Exchange, the Company charges the Exchange a management fee computed as a percentage of the affiliated assumed(Erie Insurance Co., Erie NY, Erie P&C and Flagship) and direct premiums written by the Exchange. The management fee is compensation for: (a) acting as attorney-in-fact for the Exchange, (b) managing the business and affairs of the Exchange, and (c) paying certain general administrative expenses not part of the settlement of losses or the management of investments.

              The Company's Board of Directors may change the management fee at its discretion. However, the maximum fee level which can be charged the Exchange, is limited by the agreement between the Exchange and the Company (or its property/casualty affiliates), to 25 percent of the affiliated assumed and direct written premium. The Board considers several factors in determining the management fee rate, including the relative financial position of the Exchange and the Company and the long-term capital needs of the Exchange to ensure its continued growth, competitiveness, and superior financial strength, which ultimately benefits The ERIE.

              The management fee charged the Exchange was set at the following rates:

              January 1, 1998 to December 31, 1998     24.25 percent
              January 1, 1999 to December 31, 2000     25.00 percent


In December 2000, the Board voted to maintain the 25 percent management fee rate for all of 2001.

              All premiums collected, less the management fee paid to the Company, are retained by the Exchange for the purpose of paying losses, loss adjustment expenses, investment expenses and other miscellaneous expenses including insurance-related taxes, licenses and fees and for other purposes that are to the benefit of the shareholders. The Company pays certain loss adjustment and investment expenses on behalf of the Exchange and is reimbursed fully for these expenses by the Exchange.

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

              The Company collects service charges from policyholders for providing extended payment terms on policies written by the insurers managed by the Company. These charges, as well as the service agreement fee described above are included in service agreement revenue in the Consolidated Statements of Operations.

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

Lines of Business

              The property/casualty insurers managed by the Company underwrite a broad range of insurance for risks of all sizes. In 2000, personal lines comprised 74.3% of direct and affiliated assumed premium revenue while commercial lines constituted the remaining 25.7%. The core products in the personal lines are private passenger automobile (75.8%) and homeowners (21.5%) while the core commercial lines consist principally of multi-peril (36.1%), automobile (31.4%) and workers compensation (28.9%).

              See "Selected Segment Information" contained on page 28 of the Annual Report for the distribution of direct premiums written for The ERIE.

Reinsurance

         Reference is made to Note 12 of the "Notes to Consolidated Financial Statements" contained in the Annual Report for the year ended December 31, 2000, page 44 through 45 incorporated herein by reference, for a complete discussion of reinsurance transactions.

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

                                                  Combined Ratios
                                              Year Ended December 31,
                                           2000      1999      1998
                                          ------    ------    ------

GAAP Combined Ratio                       108.4%    103.0%     99.5%
                                          =====     =====      =====

Statutory operating ratios:
         Loss ratio                        80.1      74.6      70.4
         Expense and dividend ratio        28.2      28.2      28.6
                                          -----     -----      -----

Statutory Combined Ratio                  108.3%    102.8%     99.0%
                                          =====     =====      =====


Increased loss severity in the Company's private passenger automobile as well as in commercial lines, combined with adverse development on assumed reinsurance losses from 1999 European windstorms, contributed to the increased combined ratio in 2000 compared to 1999.

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

Financial Condition-Investments

              The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns while also providing for liquidity to meet the short and long-term commitments of the Company. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment portfolio, at market value, increased to $810,815,025 at December 31, 2000, which represents 48.2% of total assets. Investment income reflected on the Consolidated Statements of Operations is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Net investment income, including net realized gains on investments, was $65,368,162 in 2000 compared to $58,089,690 in 1999, and $45,711,491 in 1998. Limited
partnership income increased $4,092,360 to $4,733,285 in 2000 predominantly as the result of the $29,125,820 increase in limited partnership investments during the year. Fixed income and real estate limited partnerships, which comprise 69 percent of the total limited partnerships, produce a predictable earnings stream while private equity limited partnerships, which comprise 31 percent of the total limited partnerships, tend to provide a less predictable earnings stream.

              Included in investments is a 21.6% common stock interest in EFL of $5,491,946 at December 31, 2000, which is accounted for under the equity method of accounting. EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best and Company Inc. ("A.M. Best") rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life and individual and group annuity products in ten states and the District of Columbia. EFL most recently introduced its first accident and health product, disability income, in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 20 through page 22 of the Annual Report for the year ended December 31, 2000 for additional discussion.


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

              Market competition bears directly on the price charged for insurance products and services provided within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth is evaluated based on a company's ability to retain existing customers and to attract new customers as well as movement in the average premium per policy charged by the Company.

              The Company, in managing the property/casualty insurers of The ERIE, has followed several strategies which the management of the Company believes have resulted in underwriting performance which exceed those of the property/casualty industry in general. First, the Company employs an underwriting philosophy and product mix targeted to produce an Erie Insurance Group-wide underwriting profit, i.e., a combined ratio of less than 100%, through careful risk selection, adequate pricing and prompt fair claims settlement practices. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. The Company, as well as the property/casualty industry, experienced increased loss severity in private passenger automobile and in commercial lines in 2000. This caused the loss and loss adjustment expense to outpace premiums earned. The Company's SAP combined ratio was 108.3 in 2000, better than the projected industry wide ratio of 110.3. Second, management focuses on consistently providing superior service to policyholders and agents in both underwriting and claims handling. The ERIE's ability to provide superior customer service is reflected in the Group policy retention and new policy growth rates. Policy growth in 2000 when compared to the same period in 1999 was strong as policy retention rates and new policy growth improved. Policies in force increased 6.5% to 2,865,553 from 2,689,849 in 1999 and 5.1% in 1999 from
2,558,730 in 1998. Policy retention (the percentage of existing policyholders who renew their policies) was 91.0%, 90.5% and 89.9% for the years ended December 31, 2000, 1999 and 1998 respectively. See "Selected Segment Information" contained on page 28 of the Annual Report for policy in force counts and retention rates for The ERIE.

              Third, the Company maintains a business model designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.

              Finally, a careful agent selection process exists in which The ERIE seeks to be the lead underwriter with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. The Company has ongoing, direct communications with its agency force. Agents have a number of company sponsored venues including an Agents Advisory Council forum which shares ideas, concerns and suggestions with the senior management of the ERIE annually with the goal of improving communications and service. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships.

Reserves

              Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not yet reported. The estimated loss reserve for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Estimates of reserves for unreported claims and loss settlement expenses are determined on the basis of historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results.

              The process of estimating the liability for unpaid losses and loss adjustment expenses is inherently judgmental and can be influenced by factors subject to variation. Possible sources of variation include claim frequency and severity, changing rates of inflation as well as changes in other economic conditions, judicial trends and legislative changes. It is unlikely that future losses and loss adjustment expenses will develop exactly as projected. The Company continually refines reserves as experience develops and new information becomes known. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. With the exception of reserves relating to certain workers compensation cases, which have been discounted at 2.5% in 2000, 1999 and 1998, loss reserves are not discounted.

              For a reconciliation of beginning and ending property/casualty unpaid losses and loss adjustment expense reserves for each of the last three years, see Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report page 43.

              The following table sets forth the development of the Company's net reserves for unpaid losses and loss adjustment expenses from 1994 through 2000. The table has been computed on a statutory basis without reflecting the estimated salvage and subrogation to be recovered on these losses in the future (See following discussion in "Financial Regulation" section).


                                                              Year Ended December 31,
                               ---------------------------------------------------------------------------------
                                2000        1999        1998        1997         1996        1995        1994
                               ------      ------      ------      ------       ------      ------      -------
                                                                      (in millions)
Reserve for unpaid
 losses and loss
 adjustment expense           $105.7       $ 98.1      $ 94.4     $ 92.5       $ 87.7       $ 82.0     $ 71.3
                              ======

Development of
 Liability as of:

 One year later                             104.4        93.7       90.2         88.5         79.7       67.0
                                           ------
 Two years later                                         95.5       89.7         88.7         81.5       67 3
                                                        -----
 Three years later                                                  90.4         88.2         82.8       71.1
                                                                    -----
 Four years later                                                                87.6         83.3       72.2
                                                                                -----
 Five years later                                                                             82.4       73.5
                                                                                             -----
 Six years later                                                                                         72.4
                                                                                                         -----
Cumulative
 (Deficiency) excess                      (   6.3)    (   1.1)       2.1          0.1      (   0.4)   (   1.1)
                                           ======      =======      =====      ======       ======     =======

Cumulative amount of
 liability paid
 through:

  One year later                           $ 38.9      $ 33.6     $ 31.3       $ 32.6       $ 29.3     $ 22.1
                                           ======      ======     ======       ======       ======     ======
  Two years later                                      $ 52.4     $ 48.3       $ 48.7       $ 44.7     $ 36.2
                                                       ======     ======       ======       ======     ======
  Three years later                                               $ 59.2       $ 57.8       $ 53.9     $ 44.7
                                                                  ======       ======       ======     ======
  Four years later                                                             $ 63.5       $ 59.4     $ 49.8
                                                                               ======       ======     ======
  Five years later                                                                          $ 62.5     $ 53.2
                                                                                            ======     ======
  Six years later                                                                                      $ 55.0
                                                                                                       ======

Adverse development on loss reserves established for the year ended December 31, 1999 was the result of an increase in loss severity experienced by the Company on its direct business and additional losses on its voluntary assumed reinsurance business related to the December 1999 European windstorms. The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of the table shows re-estimations of the original recorded reserve as of the end of each successive year. The estimate is increased or decreased as payments are made and more information becomes known about the development of remaining unpaid claims. The lower portion of the table shows the cumulative amount paid in succeeding years for losses incurred prior to the Statement of Financial Position date. The cumulative deficiency or redundancy represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. An excess in reserves means that reserves established in prior years exceeded actual losses and loss adjustment expenses or were reevaluated at less than the originally reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or were reevaluated at more than the originally reserved amount.

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

              Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Erie Insurance Co. and Erie Insurance Property and Casualty Company can pay to the Company, while New York state regulates the amount of dividends Erie NY can pay to the Company. The limitations are fully described and reference is made herein to Note 13 of the "Notes to Consolidated Financial Statements" contained in pages 45 through 46 in the Annual Report for the year ended December 31, 2000, incorporated by reference.

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

                                                           Net Income
                                                 -------------------------------
                                                           Year Ended
                                                          December 31,
                                                 -------------------------------
                                                      2000             1999
                                                 -------------    --------------
                                                         (in thousands)

SAP amounts....................................   $      5,091    $      9,546
Adjustments:
  Deferred policy acquisition
   costs.......................................          1,798             542
  Deferred income taxes........................             32             226
  Federal alternative minimum
   tax credit recoverable......................            188               0
  Salvage and subrogation......................            221             158
  Incurred premium adjustment..................  (         798)  (         542)
  Other........................................             10   (          59)
                                                  ------------    ------------
GAAP amounts...................................   $      6,542    $      9,871
                                                  ============    ============

                                                                Shareholders' Equity
                                                 --------------------------------------------
                                                                 As of December 31,
                                                 --------------------------------------------
                                                      2000            1999            1998
                                                 -------------  -------------   -------------
                                                                (in thousands)

SAP amounts....................................   $     89,637   $     81,709    $     74,348
Adjustments:
  Deferred policy acquisition
   costs.......................................         13,202         11,405          10,863
  Deferred income taxes........................          3,569          3,350           4,143
  Salvage and subrogation......................          3,349          3,128           2,970
  Statutory reserves...........................            865          2,656           2,619
  Incurred premium adjustment..................  (      12,202) (      11,405)  (      10,863)
  Unrealized gains net of
   deferred taxes..............................          2,331             38           7,653
  Federal alternative minimum
   tax credit recoverable......................              0              0   (       1,020)
  Other........................................              7   (          3)              0
                                                  ------------    -----------    ------------
GAAP amounts...................................   $    100,758   $     90,878    $     90,713
                                                  ============   ============    ============


              In 1998, the National Association of Insurance Commissioners ("NAIC") completed a process to codify SAP for certain insurance enterprises ("Codification"). These codified statutory accounting principles will be effective January 1, 2001. The Codification will result in changes to the Company's SAP financial statements only. The most significant change will be the recording of statutory deferred taxes which will result in an increase to statutory surplus of the Company's property/casualty insurance subsidiaries of $4,940 as of January 1, 2001.

              The NAIC has adopted risk-based capital ("RBC") standards that require insurance companies to calculate and, report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company's operations. These RBC standards have not affected the operation of the Company as each of the property/casualty insurance subsidiaries and affiliates has statutory capital and surplus in excess of RBC requirements.

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

Item 2.  Properties

              The Company and its subsidiaries, the Exchange and its subsidiary, Flagship, and EFL share a corporate home office complex in Erie, Pennsylvania which contains 358,202 square feet and is owned by the Exchange. At December 31, 2000 in addition to the Erie branch office, the Company also operated 21 additional field offices in 10 states. Of these sites, 16 provide both agency support and claims services and are referred to as "Branch Offices", while the remaining 5 provide only claims services and are considered "Claims Offices".

              The Company owns three of its field offices. Three field offices are owned by and leased from the Exchange. The annual rent expense incurred by the Company for the field offices and home office complex totaled $10,702,752 in 2000. One office is owned by and leased from EFL at an annual rental in 2000 of $308,732. The remaining 14 offices are leased from various unaffiliated parties at an aggregate annual rental in 2000 of approximately $1,556,473. Total rent and operating expenses for all office space occupied by the Company in 2000 was $18,203,686, of which $10,947,913, or approximately 60%, was reimbursed for office space used by it's affiliates.


Item 3.  Legal Proceedings

              Information concerning the legal proceedings of the Company is incorporated by reference to the section "Legal Proceedings" in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held on April 24, 2001 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 (the "Proxy Statement")


Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

              Reference is made to "Market Price of and Dividends on the Common Stock and Related Shareholder Matters" on page 48 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference, for information regarding the high and low sales prices for the Company's stock and additional information regarding such stock of the Company.

              As of February 28, 2001, there were approximately 1,149 beneficial shareholders of record of the Company's Class A non-voting common stock and 27 beneficial shareholders of record of the Company's Class B voting common stock.

              On March 13, 2001, the Board of Directors approved the recommendation of the Executive Committee to terminate the Stock Redemption Plan. The Plan had entitled estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the stock at the time of redemption, subject to certain limitations. No shares were ever redeemed under the Plan.

              Of the 64,847,751 shares of the Company's Class A common stock outstanding as of February 28, 2001, approximately 22,042,432 shares are freely transferable without restriction or further registration under the Securities Act of 1933 (the Act), as amended unless purchased by affiliates of the Company as that terms is defined in Rule 144 under the Act. The 42,013,891 remaining outstanding shares of Class A common stock (the Restricted Shares) are held by the Company's directors, executive officers and their affiliates and are restricted securities that are eligible to be sold publicly pursuant to an effective registration statement under the Act or in accordance with the applicable exemption, including Rule 144, from the registration requirements under the Act. The Company is unable to estimate the amount of Restricted Shares that may be sold under Rule 144 since this amount will depend in part on the price for the Class A common stock, the personal circumstances of the sellers and other factors. Sales of a substantial number of Restricted Shares in the public market, or the availability of such shares, could adversely affect the price of the Class A common stock.

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


Item 6.  Selected Consolidated Financial Data

              Reference is made to "Selected Consolidated Financial Data" on page 15 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 26 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.


Item 7a. Quantitative and Qualitative Disclosure about Market Risk

              Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 23 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

              Reference is made to the "Consolidated Financial Statements" included on pages 29 through 33 and to the "Quarterly Results of Operations" contained in the "Notes to Consolidated Financial Statements" on page 47 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

              None.

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

              (a) Certain information as to the Directors of the Company is as follows:

                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                              12/31/00        Positions Held During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
Samuel P. Black, III                    58           Director since 1997.  President, Treasurer and  Secretary,  Samuel  P. Black &
1,3,4,6                                              Associates, Inc.--insurance     agency; Director--the Company, Erie Insurance
                                                     Company, Flagship City   Insurance   Company, Erie  Insurance  Property &
                                                     Casualty Company and Erie Family Life Insurance Company.



J. Ralph Borneman, Jr. 3,4              62           Director since  1992.  President and Chief  Executive  Officer,   Body-Borneman
                                                     Associates, Inc.,  insurance  agency.   President,   Body-Borneman,   Ltd.  and
                                                     Body-Borneman, Inc., insurance agencies. Director--the  Company, Erie Insurance
                                                     Company, Erie Family Life Insurance Company, Erie Insurance Company of New York
                                                     and National Penn Bancshares.

Patricia Garrison-Corbin                53           Director since 2000.  President, P.G.
2,4,5C                                               Corbin & Company 1987 - Present.  Director--the Company, Erie Insurance Company
                                                     and Erie Family Life Insurance Company.

Susan Hirt Hagen 1,6C                    65          Director since 1980.  Managing Partner, Hagen, Herr & Peppin,  Group  Relations
                                                     Consultants  since 1990; Director--the Company, Erie Insurance Company and Erie
                                                     Family Life Insurance Company, since 1980.



1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
6 Member of Charitable Giving Committee
C Committee Chairman



                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                             12/31/00         Positions Held During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
F. William Hirt 1C,6                    75           Director  since  1965. Chairman  of the  Board  of the  Company, Erie Insurance
                                                     Company, Erie Family Life Insurance Company, Erie Insurance Property & Casualty
                                                     Company and Flagship City  Insurance  Company since September 1993; Chairman of the Board of Erie  Insurance  Company of New York since April 1994. Chairman of the  Executive  Committee  of the  Company  and the Erie Family Life  Insurance
                                                     Company since  November 1990;  Interim President and Chief Executive Officer of
                                                     the Company,  Erie Family Life Insurance Company, Erie Insurance Company,  Erie
                                                     Insurance Property & Casualty Company, Flagship City Insurance Company and Erie
                                                     Insurance Company of New  York from  January  1,  1996 to  February  12,  1996;
                                                     Chairman  of the Board, Chief Executive Officer and  Chairman of the  Executive
                                                     Committee of the Company, Erie Family Life Insurance Company and Erie Insurance
                                                     Company for more than five  years prior thereto;  Director--the  Company,  Erie
                                                     Insurance Company, Flagship City Insurance Company,  Erie Family Life Insurance
                                                     Company, Erie Insurance Property & Casualty Company and Erie Insurance  Company
                                                     of New York.


Samuel P. Katz 2,3                      51           Director since 2000. Principal, Entersport Capital Advisors, Inc. and Community
                                                     Sports Partners, LLC. 1997 - Present; Partner, Stafford Capital Partners,  L.P.
                                                     1994 - 1997; Director--the Company, Erie Insurance Company and Erie Family Life
                                                     Insurance Company.

Claude C. Lilly, III 2                  54           Director since 2000.  Professor  and  Dean,   University  of  North   Carolina,
                                                     Charlotte  1997 -  Present; Professor, Florida  State University  1978 -  1997;
                                                     Director-- the  Company, Erie Insurance Company and Erie Family Life  Insurance
                                                     Company.









1 Member of Executive Committee
2 Member of Audit Committee
3 Member of  Executive Compensation Committee
6 Member of Charitable Giving Committee
C Committee Chairman



                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                             12/31/00         Positions Held During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
Stephen A. Milne 1,5                    52           Director since 1996. President and Chief Executive Officer of the Company, Erie
                                                     Insurance  Company, Erie Family Life Insurance Company, Flagship City Insurance
                                                     Company, Erie Insurance Property & Casualty Company and Erie Insurance  Company
                                                     of New York since 1996; Executive Vice President of the Company, Erie Insurance
                                                     Company,  Flagship City  Insurance  Company, Erie Insurance Property & Casualty
                                                     Company  and  Erie  Insurance Company of  New  York 1994 - 1996.  Director--the
                                                     Company,  Erie  Insurance  Company,  Erie Family  Life Insurance Company,  Erie
                                                     Insurance  Company  of  New  York, Flagship City  Insurance  Company  and  Erie
                                                     Insurance Property & Casualty Company.

Henry N. Nassau 1,5                     46           Director since 2000. General Counsel,  Internet  Capital  Group 1999 - Present;
                                                     Partner,  Dechert, Price & Rhoades 1987 - 1999;  Director-- the  Company,  Erie
                                                     Insurance Company and Erie Family Life Insurance Company.

John M. Petersen 1,4C                   72           Director since  1979.  Retired; President and Chief  Executive  Officer  of the
                                                     Company,  Erie Family Life Insurance Company, Erie Insurance Company,  Flagship
                                                     City Insurance Company and Erie Insurance  Property & Casualty  Company  1993 -
                                                     1995 and Erie  Insurance  Company of New York 1994 - 1995; President, Treasurer
                                                     and Chief  Financial Officer of the  Company, Erie  Insurance  Company and Erie
                                                     Family  Life  Insurance Company 1990 -  1993, and of  Flagship  City  Insurance
                                                     Company  and Erie  Insurance  Property &  Casualty Company since 1992 and 1993, respectively,  to  September  1993; President, Treasurer  and  Chief  Financial
                                                     Officer of the Erie Family Life Insurance Company and Executive Vice President,
                                                     Treasurer and Chief Financial Officer of the Company and Erie Insurance Company
                                                     for more than five years prior  thereto; Director--the Company, Erie  Insurance
                                                     Company,  Flagship City Insurance  Company, Erie Family Life Insurance Company,
                                                     Erie Insurance Property & Casualty Company, Erie Insurance Company of New York,
                                                     and Spectrum Control.







1 Member of Executive Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman



                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                             12/31/00         Positions Held During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
Jan R. Van Gorder 1                     53           Director since 1990.  Senior Executive Vice  President,  Secretary  and General
                                                     Counsel of the Company, Erie Family Life Insurance  Company and Erie  Insurance
                                                     Company  since 1990 and of Flagship City Insurance Company  and Erie  Insurance
                                                     Property  &  Casualty  Company  since  1992 and  1993, respectively and of Erie
                                                     Insurance Company of New York since 1994.  Senior Vice President, Secretary and
                                                     General Counsel of the Company, Erie  Insurance  Company  and Erie  Family Life
                                                     Insurance  Company  for  more  than  five  years  prior  thereto; Director--the
                                                     Company,  Erie  Insurance  Company,  Flagship  City  Insurance   Company, Erie
                                                     Insurance Property &  Casualty  Company,  Erie  Insurance  Company  of New York
                                                     and Erie Family  Life Insurance Company.



Robert C. Wilburn 2C,3C,4,5              57          Director  since 1999.  President and Chief Executive Officer, The  Gettysburg
                                                     National Battlefield  Museum  Foundation  since  2000;   Distinguished  Service
                                                     Professor, Carnegie Mellon University since 1999; Retired,  President and Chief
                                                     Executive Officer, Colonial Williamsburg Foundation, 1992 - 1999;Director - the
                                                     Company, Erie Insurance Company and Erie Family Life Insurance Company.







1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairman



              (b) Certain information as to the executive officers of the Company is as follows:

                                       Age           Principal Occupation for Past
                                      as of          Five Years and Positions with
   Name                              12/31/00        Erie Insurance Group
------------------------------------------------------------------------------------------------------------------------------------
President & Chief Executive Officer
-----------------------------------
Stephen A. Milne                          52         President, Chief Executive Officer and a Director of the Company,  EFL and Erie
                                                     Insurance Co. since 1996 and President and Chief Executive Officer of Flagship,
                                                     Erie P&C and Erie NY since 1996;Executive Vice President - Insurance Operations of the Company, Erie Insurance Co., Flagship, Erie P&C and Erie NY 1994 - 1996.
                                                     Director  Flagship  and  Erie  P&C  1996 - present;  Director, Erie  NY  1994 -
                                                     present.

Executive Vice Presidents
-------------------------
Jan R. Van Gorder, Esq.                   53         Senior Executive Vice President, Secretary and General  Counsel of the Company,
                                                     EFL and Erie  Insurance Co. since 1990, and of Flagship and Erie P&C since 1992 and 1993, respectively, and of Erie NY since April 1994; Senior Vice President,
                                                     Secretary  and General  Counsel of the Company, EFL and Erie Insurance  Co. for
                                                     more than five years prior  thereto; Director, the Company, EFL, Erie Insurance
                                                     Co., Erie NY, Flagship and Erie P&C.

Philip A. Garcia                          44         Executive Vice President and Chief Financial  Officer  since 1997;  Senior Vice
                                                     President and Controller 1993 - 1997. Director, the Erie NY,  Flagship and Erie
                                                     P&C.

Jeffrey A. Ludrof                         41         Executive Vice President - Insurance Operations of the Company, Erie  Insurance
                                                     Co., Flagship, Erie P&C, and Erie NY since June 16, 1999; Senior Vice President
                                                     1994 - 1999; Regional Vice President 1993 - 1994. Director Erie NY, Flagship
                                                     and Erie P&C.




                                       Age           Principal Occupation for Past
                                      as of          Five Years and Positions with
   Name                              12/31/00        Erie Insurance Group
------------------------------------------------------------------------------------------------------------------------------------
Senior Vice Presidents
----------------------
Eugene C. Connell                         46         Senior Vice President since 1990.

Michael J. Krahe                          47         Senior Vice President since 1999; Vice President 1994 - 1999.

George R. Lucore                          50         Senior Vice President since 1995;  Regional Vice President 1993 - 1995.

David B. Miller                           46         Senior Vice President since 1996; Independent Insurance Agent 1991 - 1996.

Thomas B. Morgan                          37         Senior Vice President since October 2000; Assistant  Vice  President and Branch
                                                     Manager 1997 - October 2000; Independent Insurance Agent 1988 - 1997.

Timothy G. NeCastro                       40         Senior Vice President and Controller since 1997; Department  Manager - Internal
                                                     Audit November 1996 - 1997.

James R. Roehm                            52         Senior Vice President since 1991.

John P. Sommerwerck                       50         Senior Vice President and Chief Information Officer since May 2000

Barry P. Stiles                           51         Senior Vice President since 1999; Vice President 1993 - 1999.

Michael S. Zavasky                        48         Senior Vice President  since  1998; Vice  President  and  Managing  Director of
                                                     Reinsurance 1990 - 1998.

Douglas F. Ziegler                        50         Senior Vice President, Treasurer and Chief Investment Officer since 1993.


Regional Vice Presidents
------------------------
George D. Dufala                          29         Regional Vice President since April 2000; Assistant Vice President 1993 - April
                                                     2000.

Douglas N. Fitzgerald                     44         Regional Vice President since 1993.

Terry L. Hamman                           46         Regional Vice President since 1995; Assistant Vice President 1993 - 1995.

Eric D. Root                              32         Regional Vice President since April 2000; Branch manager 1996 - April 2000.



Item 11.  Executive Compensation

              The answer to this item is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2001, except for the Performance Graph, which has not been incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

              The answer to this item is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2001.


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

              The Company believes that its various transactions with the Exchange and EFL are fair and reasonable and have been on terms no less favorable to the Company than the terms that approximate those which could have been negotiated with an independent third party.

              Reference is made to Note 10 of the "Notes to Consolidated Financial Statements" on pages 43 through 44 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference, for a complete discussion of related party transactions.

              Information with respect to certain relationships with Company directors is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2001.

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial statements, financial statement schedules and exhibits filed:

             (1)    Consolidated Financial Statements

                                                                          Page*
                                                                          ----
     Erie Indemnity Company and Subsidiaries:

       Independent Auditors' Report on the
         Consolidated Financial Statements.............................     29
       Consolidated Statements of Operations
         for the three years ended
         December 31, 2000, 1999 and 1998..............................     30
       Consolidated Statements of Financial
       Position as of December 31, 2000
       and 1999     ...................................................     31
       Consolidated Statements of Cash Flows
         for the three years ended
         December 31, 2000, 1999 and 1998..............................     32
       Consolidated Statements of Shareholders'
         Equity for the three years ended
         December 31, 2000, 1999 and 1998..............................     33
       Notes to Consolidated Financial Statements......................     34

             (2)    Financial Statement Schedules
                                                                          Page
                                                                          ----
     Erie Indemnity Company and Subsidiaries:

        Report of Independent Auditors on Schedules....................     30
        Schedule I.   Summary of Investments - Other
                          than Investments in Related
                          Parties......................................     31
        Schedule IV.  Reinsurance......................................     32
        Schedule VI.  Supplemental Information
                          Concerning Property/Casualty
                          Insurance Operations.........................     33

All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.



* Refers to the respective page of Erie Indemnity Company's 2000 Annual Report to Shareholders. The "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements and Auditors' Report" thereon on pages 29 to 47 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

10.25# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

Exhibit
Number            Description of Exhibit



10.26# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27# Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.28### Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.29### Employment Agreement effective December 15, 1999 By and between Erie Indemnity Company and
                  Douglas F. Ziegler

10.30### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.31### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffry A. Ludrof

10.35 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.36 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.37 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

10.38 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.39 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffry A. Ludrof

10.40 Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

11                Statement re computation of per share
                  earnings

13                2000 Annual Report to Shareholders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.

21                Subsidiaries of Registrant

27                Financial Data Schedule

99.1##            Report of the Special Committee to the
                  Board of Directors



*          Such exhibit is  incorporated  by reference to the like numbered exhibit in  Registrant's  Form 10  Registration  Statement
           Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to the like  numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
****** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.
# Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.
## Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.
### Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.

     (b)     Reports on Form 8-K:

     During the quarter ended December 31, 2000, The Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 13, 2001         ERIE INDEMNITY COMPANY
                                    (Registrant)


                               Principal Officers


                              /s/ Stephen A. Milne
                       Stephen A. Milne, President and CEO



                             /s/ Jan R. Van Gorder
       Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel


                              /s/ Philip A. Garcia
                Philip A. Garcia, Executive Vice President & CFO



                            /s/ Timothy G. NeCastro
             Timothy G. NeCastro, Senior Vice President & Controller



                         Board of Directors


/s/ Samuel P. Black, III              /s/ Claude C. Lilly, III
    Samuel P. Black, III                  Claude C. Lilly, III


/s/ J. Ralph Borneman, Jr.            /s/ Stephen A. Milne
    J. Ralph Borneman, Jr.                Stephen A. Milne


/s/ Patricia Garrison-Corbin
    Patricia Garrison-Corbin              Henry N. Nassau


                                      /s/ John M. Petersen
    Susan Hirt Hagen                      John M. Petersen


/s/ F. William Hirt                   /s/ Jan R. Van Gorder
    F. William Hirt                       Jan R. Van Gorder


/s/ Samuel P. Katz                    /s/ Robert C. Wilburn
    Samuel P. Katz                        Robert C. Wilburn

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Indemnity Company


We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, as contained in the 2000 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Brown, Schwab, Bergquist & Co.
Brown, Schwab, Bergquist & Co.

Erie, Pennsylvania
February 5, 2001

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN  RELATED PARTIES


                                                           DECEMBER 31, 2000
                                                                                  Amount at which
                                                                      Cost or       Shown in the
                                                    Amortized           Fair    Consolidated Statements
Type of Investment                                     Cost             Value    of Financial Position
-------------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-sale securities:
   Fixed maturities:
      U.S. treasuries & government agencies       $    11,216      $    11,612      $      11,612
      States and political subdivisions                50,337           51,959             51,959
      Special revenues                                110,855          114,566            114,566
      Public utilities                                 23,221           23,564             23,564
      U.S. industrial and miscellaneous               267,231          266,061            266,061
      Foreign                                          30,082           29,914             29,914
      Redeemable Preferred Stocks                      31,230           33,870             33,870
   Equity securities:
    Common stock:
      U.S. banks, trusts and insurance companies        3,651            3,798              3,798
      U.S. industrial and miscellaneous                63,662           86,605             86,605
      Foreign                                           7,100            4,962              4,962
   Non-redeemable preferred stock:
      U.S. banks, trusts and insurance companies       22,094           22,125             22,125
      U.S. industrial and miscellaneous                62,266           61,134             61,134
      Foreign                                          26,195           25,822             25,822
                                                  -----------      -----------      -------------
            Total available-for-sale securities:  $   709,140      $   735,992      $     735,992
                                                  -----------      -----------      -------------
   Real estate mortgage loans                     $     6,581      $     6,581      $       6,581
   Other invested assets                               60,661           68,242             68,242
                                                  -----------      -----------      -------------
         Total investments                        $   776,382      $   810,815      $     810,815
                                                  ===========      ===========      =============



                                                                           SCHEDULE IV - REINSURANCE

                                                                                                             Percentage
                                                               Ceded to         Assumed                       of amount
                                                                 Other         from Other        Net           Assumed
                                               Direct         Companies         Companies       Amount          to Net
                                           -----------------------------------------------------------------------------
December 31,2000
Premiums for the year
  Property and Liability Insurance         $ 377,569,981    $ 382,394,388    $ 128,532,601    $ 123,708,194     103.9%
                                           -----------------------------------------------------------------------------

December 31,1999
Premiums for the year
  Property and Liability Insurance         $ 351,227,872    $ 356,608,390    $ 122,604,391    $ 117,223,873     104.6%
                                           -----------------------------------------------------------------------------

December 31,1998
Premiums for the year
  Property and Liability Insurance         $ 338,162,409    $ 343,051,100    $ 117,828,137    $ 112,939,446     104.3%
                                           -----------------------------------------------------------------------------



 SCHEDULE VI - SUPPLMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                    Deferred
                                     Policy     Reserves for   Discount, if                                  Net
                                   Acquisition  Unpaid Loss    any deducted    Unearned      Earned       Investment
                                     Costs      &LAE Expenses  from reserves   Premiums     Premiums        Income
                                   ---------------------------------------------------------------------------------
                        @ 12/31/00
Consolidated P&C Entities          $  13,202     $ 477,879     $  1,509       $ 263,855     $ 123,708     $  18,381
Unconsolidated P&C Entities                0             0            0               0             0             0
Proportionate share of
  registrant & subsidiaries                0             0            0               0             0             0
     Total                         $  13,202     $ 477,879     $  1,509       $ 263,855     $ 123,708     $  18,381

                        @ 12/31/99
Consolidated P&C Entities          $  11,405     $ 432,895     $  1,377       $ 237,452     $ 117,224     $  16,765
Unconsolidated P&C Entities                0             0            0               0             0             0
Proportionate share of
  registrant & subsidiaries                0             0            0               0             0             0
     Total                         $  11,405     $ 432,895     $  1,377       $ 237,452     $ 117,224     $  16,765

                        @ 12/31/98
Consolidated P&C Entities          $  10,863     $ 426,165     $  1,562       $ 229,686     $ 112,939     $  16,887
Unconsolidated P&C Entities                0             0            0               0             0             0
Proportionate share of
  registrant & subsidiaries                0             0            0               0             0             0
     Total                         $  10,863     $ 426,165     $  1,562       $ 229,686     $ 112,939     $  16,887



                                  Loss and Losses Adjustment Expense  Amortization
                                     Incurred        Related to        of Deferred          Net
                                       (1)              (2)              Policy         Loss & LAE    Premiums
                                   Current Year    Prior Years       Acquisition Costs    Paid         Written
                                   ----------------------------------------------------------------------------
                        @ 12/31/00
Consolidated P&C Entities          $  93,416        $  6,148           $  22,793        $  92,236     $ 128,044
Unconsolidated P&C Entities                0               0                   0                0             0
Proportionate share of
  registrant & subsidiaries                0               0                   0                0             0
     Total                         $  93,416        $  6,148           $  22,793        $  92,236     $ 128,044

                        @ 12/31/99
Consolidated P&C Entities          $  88,422        $   (703)          $  22,507        $  84,192     $ 118,426
Unconsolidated P&C Entities                0               0                   0                0             0
Proportionate share of
  registrant & subsidiaries                0               0                   0                0             0
     Total                         $  88,422        $   (703)          $  22,507        $  84,192     $ 118,426

                        @ 12/31/98
Consolidated P&C Entities          $  80,627        $   (746)          $  21,357        $  77,923     $ 115,094
Unconsolidated P&C Entities                0               0                   0                0             0
Proportionate share of
  registrant & subsidiaries                0               0                   0                0             0
     Total                         $  80,627        $   (746)          $  21,357        $  77,923     $ 115,094



 *Workers compensation incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% in 2000,1999 and 1998.

                                  EXHIBIT INDEX

                (Pursuant to Item 601 of Regulation S-K)

                                                                    Sequentially
Exhibit                                                               Numbered
Number            Description of Exhibit                                Page
------            ----------------------                            ------------
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

10.8***           Service Agreement dated January 1, 1989
                  between Registrant and Erie Insurance
                  Company

10.9***           Service Agreement dated June 21, 1993
                  between Registrant and Erie Insurance
                  Property & Casualty Company

10.10***          Service Agreement dated June 21, 1993
                  between Registrant and Flagship City
                  Insurance Company

10.11***          Reinsurance Pooling Agreement dated
                  January 1, 1992 between Erie Insurance
                  Company and Erie Insurance Exchange

                                                                    Sequentially
Exhibit                                                               Numbered
Number            Description of Exhibit                                Page
------            ----------------------                            ------------
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

10.22#            1997 Annual Incentive Plan of Erie Indemnity
                  Company

10.23#            Erie Indemnity Company Long-Term Incentive Plan

10.24# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

                                                                    Sequentially
Exhibit                                                               Numbered
Number            Description of Exhibit                                Page
------            ----------------------                            ------------
10.26#            Employment Agreement dated December 16, 1997 by
                  and between Erie Indemnity Company and Philip A.
                  Garcia

10.27# Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.28### Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.29### Employment Agreement effective December 15, 1999 By and between Erie Indemnity Company and
                  Douglas F. Ziegler

10.30### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.31### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffry A. Ludrof

10.35             Addendum to Employment Agreement effective December
                  15, 2000 by and between Erie Indemnity Company
                  and Stephen A. Milne                                      39

10.36             Addendum to Employment Agreement effective December
                  15, 2000 by and between Erie Indemnity Company
                  and Jan R. Van Gorder                                     40

10.37             Addendum to Employment Agreement effective December
                  15, 2000 by and between Erie Indemnity Company
                  and Philip A. Garcia                                      41

10.38             Addendum to Employment Agreement effective December
                  15, 2000 by and between Erie Indemnity Company
                  and John J. Brinling, Jr.                                 42

10.39             Addendum to Employment Agreement effective December
                  15, 2000 by and between Erie Indemnity Company
                  and Jeffry A. Ludrof                                      43

10.40             Addendum to Employment Agreement effective December
                  15, 2000 by and between Erie Indemnity Company
                  and Douglas F. Ziegler                                    44

                                                                    Sequentially
Exhibit                                                               Numbered
Number            Description of Exhibit                                Page
------            ----------------------                            ------------
11                Statement re computation of per share
                  earnings                                                 45

13                2000 Annual Report to Shareholders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.                   46-94

21                Subsidiaries of Registrant                               95

27                Financial Data Schedule                                  96

99.1##            Report of the Special Committee to the
                  Board of Directors


*          Such  exhibit is  incorporated  by  reference  to the  like numbered exhibit in  Registrant's  Form 10  Registration  Statement
           Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to the like  numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
****** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.
# Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.
## Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.
### Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.