Form 10-K/A
period 2000-12-31
ERIE INDEMNITY CO
filed 2001-04-02
CIK 922621

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 64,056,323 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 28, 2001.

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

The Registrant hereby amends the following item of its Annual Report of Form 10-K for the year ended December 31, 2000 as set forth in the pages attached hereto.

PART II:  Item 5.  Market for Registrant's Common Stock and  Related Shareholder
                   Matters

                   (To correct the reported number of shares outstanding on
                    February 28, 2001)

                  INDEX TO AMENDED ANNUAL REPORT ON FORM 10-K/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                PART II

  Item                                                                 PAGE
--------                                                               ----
   5.     Market for Registrant's Common Stock and Related
          Shareholder Matters                                            2

          Signature                                                      4


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

              Of the 64,056,323 shares of the Company's Class A common stock outstanding as of February 28, 2001, approximately 22,042,432 shares are freely transferable without restriction or further registration under the Securities Act of 1933 (the Act), as amended unless purchased by affiliates of the Company as that terms is defined in Rule 144 under the Act. The 42,013,891 remaining outstanding shares of Class A common stock (the Restricted Shares) are held by the Company's directors, executive officers and their affiliates and are restricted securities that are eligible to be sold publicly pursuant to an effective registration statement under the Act or in accordance with the applicable exemption, including Rule 144, from the registration requirements under the Act. The Company is unable to estimate the amount of Restricted Shares that may be sold under Rule 144 since this amount will depend in part on the price for the Class A common stock, the personal circumstances of the sellers and other factors. Sales of a substantial number of Restricted Shares in the public market, or the availability of such shares, could adversely affect the price of the Class A common stock.

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

Signature


Pursuant to Section 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Sincerely,

                         ERIE INDEMNITY COMPANY

                         /s/  Philip A. Garcia
                         ------------------
                         Philip A. Garcia
                         Executive Vice President & CFO


April 2, 2001