Form 10-Q
period 2001-03-31
ERIE INDEMNITY CO
filed 2001-04-19
CIK 922621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2001

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

                             (814) 870-2000
-------------------------------------------------------------------------------
            Registrant's telephone number, including area code


                            Not  applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 71,399,223 shares as of April 19, 2001.

                  Class B Common Stock, no par value, with a stated value of $70 per share-- 3,070 shares as April 19, 2001.

     The common stock is the only class of stock the Registrant is presently authorized to issue.

                                      INDEX

                             ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Position--March 31, 2001 and December 31, 2000

           Consolidated Statements of Operations--Three months ended March 31, 2001 and 2000

           Consolidated Statements of Comprehensive Income--Three months ended March 31, 2001 and 2000

           Consolidated Statements of Cash Flows--Three months ended March 31, 2001 and 2000

           Notes to Consolidated Financial Statements--March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Item 6.    Exhibits and Reports on Form 8-K
Item 11.   Statement Regarding Computation of Per Share Earnings

SIGNATURES

PART I.  FINANCIAL INFORMATION

                                ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                        (Dollars in thousands)
                                                                      March 31,      December 31,
                  ASSETS                                                2001            2000
                                                                     -----------     -----------
                                                                     (Unaudited)
INVESTMENTS
  Fixed maturities at fair value
    (amortized cost of $507,249 and
    $524,172, respectively)                                          $  521,614       $  531,546
  Equity securities at fair value (cost of $212,273
    and $184,968, respectively)                                         224,327          204,446
  Limited partnerships (cost of $65,859 and
    $60,661,respectively)                                                74,475           68,242
  Real estate mortgage loans                                              6,542            6,581
                                                                     ----------       ----------
      Total investments                                              $  826,958       $  810,815

  Cash and cash equivalents                                               7,261           38,778
  Accrued investment income                                              10,360            9,087
  Premiums receivable from Policyholders                                158,956          156,269
  Prepaid federal income tax                                                  0            3,604
  Reinsurance recoverable from Erie Insurance
    Exchange                                                            427,514          412,050
  Note receivable from Erie Family Life
    Insurance Company                                                    15,000           15,000
  Other receivables from Erie Insurance
    Exchange and affiliates                                             156,683          119,959
  Reinsurance recoverable non-affiliates                                    275              712
  Deferred policy acquisition costs                                      13,885           13,202
  Property and equipment                                                 14,147           13,856
  Equity in Erie Family Life Insurance Company                           43,909           42,331
  Other assets                                                           50,683           44,936
                                                                     ----------       ----------
      Total assets                                                   $1,725,631       $1,680,599
                                                                     ==========       ==========

                                                                                      (Continued)

See Notes to Consolidated Financial Statements.


                                ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                          (Dollars in thousands)
                                                                         March 31,       December 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY                                    2001             2000
                                                                       -----------       -----------
                                                                       (Unaudited)
LIABILITIES
   Unpaid losses and loss adjustment expenses                          $  485,866         $  477,879
   Unearned premiums                                                      270,412            263,855
   Commissions payable and accrued                                         90,075             96,823
   Accounts payable and accrued expenses                                   28,605             30,476
   Federal income tax payable                                              12,380                  0
   Deferred income taxes                                                    8,416              7,161
   Dividends payable                                                        9,836              9,839
   Employee benefit obligations                                            14,931             15,551
                                                                       ----------         ----------
       Total liabilities                                               $  920,521         $  901,584
                                                                       ----------         ----------

   SHAREHOLDERS' EQUITY
   Capital Stock
     Class A common,  stated  value  $.0292  per  share;
       authorized  74,996,930 shares;  67,032,000  shares
       issued;  64,039,223  and  64,056,323  shares
       outstanding in 2001 and 2000, respectively                      $    1,955         $    1,955
     Class B common, stated value $70 per
       share; authorized 3,070 shares;
       3,070 shares issued and outstanding                                    215                215
   Additional paid-in capital                                               7,830              7,830
   Accumulated other comprehensive income                                  24,804             23,182
   Retained earnings                                                      856,502            831,552
                                                                       ----------         ----------
       Total contributed capital and retained earnings                 $  891,306         $  864,734

   Treasury stock, at cost 2,992,777 shares
   in 2001 and 2,975,677 in 2000                                      (    86,196)       (    85,719)
                                                                       ----------         ----------
       Total shareholders' equity                                      $  805,110         $  779,015
                                                                       ----------         ----------
       Total liabilities and shareholder's equity                      $1,725,631         $1,680,599
                                                                       ==========         ==========

See Notes to Consolidated Financial Statements.


                                ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                      2001           2000
                                                                  ----------      ---------
                                                         (Amounts in thousands, except per share data)
MANAGEMENT OPERATIONS:

  Management fee revenue                                           $ 145,669      $ 129,099
  Service agreement revenue                                            6,412          5,233
                                                                   ---------      ---------
     Total revenue from management operations                      $ 152,081      $ 134,332
  Cost of management operations                                      108,881         97,714
                                                                   ---------      ---------
     Net revenue from
        management operations                                      $  43,200      $  36,618
                                                                   ---------      ---------

INSURANCE UNDERWRITING OPERATIONS:

  Premiums earned                                                  $  32,174      $  29,891
  Losses and loss adjustment expenses incurred                        26,961         24,663
  Policy acquisition and other underwriting
    expenses                                                           8,751          8,431
                                                                   ---------      ---------
    Total losses and expenses                                         35,712         33,094
                                                                   ---------      ---------
    Underwriting loss                                             ($   3,538)    ($   3,203)
                                                                   ----------     ---------

INVESTMENT OPERATIONS:

  Net investment income                                            $  12,143      $  11,611
  Net realized gain on investments                                       712          5,505
  Equity in earnings of Erie Family
     Life Insurance Company                                              744          1,407
  Equity in (losses) earnings of limited partnerships             (    1,403)           992
                                                                   ---------      ---------
     Net revenue from investment operations                        $  12,196      $  19,515
                                                                    --------      ---------
     Income before income taxes                                    $  51,858      $  52,930
  Provision for income taxes                                          17,073         16,745
                                                                   ---------      ---------
    Net income                                                     $  34,785      $  36,185
                                                                   =========      =========
    Net income per share (b)                                       $     .49      $     .50
                                                                   =========      =========
    Operating income (a)                                           $  34,323      $  32,607
                                                                   =========      =========
    Operating income per share (b)                                 $     .48      $     .45
                                                                   =========      =========
   Weighted average shares outstanding (Note B)                       71,416         72,300

(a) Operating income excludes net realized gain on investments and related federal income taxes.
(b) Based on weighted average shares outstanding.

See Notes to Consolidated Financial Statements.


                                ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                      2001          2000
                                                                   ------------------------
                                                                       (In thousands)
Net income                                                         $  34,785      $  36,185
                                                                   ---------      ---------
  Unrealized gains on securities:
    Unrealized holding gains arising during period                     3,207         26,815
    Less:  reclassification adjustment for
      gains included in net income                                       712          5,505
                                                                   ---------      ---------
      Net unrealized holding gains
        arising during period                                      $   2,495      $  21,310
  Income tax expense related to
    unrealized gains                                              (      873)    (    7,459)
                                                                   ---------      ---------
  Other comprehensive income, net of tax                           $   1,622      $  13,851
                                                                   ---------      ---------
  Comprehensive income                                             $  36,407      $  50,036
                                                                   =========      =========

See Notes to Consolidated Financial Statements.


                                ERIE INDEMNITY COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                               2001               2000
                                                                            ----------        -----------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                          $    34,785        $    36,185
       Adjustments to reconcile net income to net
          cash (used in) provided by operating activities:
            Depreciation and amortization                                          747                579
            Deferred income tax expense (benefit)                                1,044       (        244)
            Amortization of deferred policy acquisition costs                    5,787              5,701
            Realized gain on investments                                  (        712)      (      5,505)
            Net amortization of bond (discount) premium                   (         62)                 6
            Undistributed earnings of Erie Family Life                    (        346)      (      1,039)
            Deferred compensation                                                   52                332
       Increase in accrued investment income                              (      1,272)      (      1,662)
       Increase in receivables                                            (     54,439)      (     30,808)
       Policy acquisition costs deferred                                  (      6,470)      (      5,782)
       (Increase) decrease in prepaid expenses and other assets           (      5,657)               520
       Decrease in accounts payable and accrued expenses                  (      2,543)      (        558)
       Decrease in commissions payable and accrued                        (      6,748)      (     10,218)
       Increase in income taxes payable                                         15,985             16,936
       Increase in loss reserves                                                 7,987             20,880
       Increase in unearned premiums                                             6,557              1,472
                                                                           -----------        -----------
            Net cash (used in) provided by operating activities           ($     5,305)       $    26,795

   CASH FLOWS FROM INVESTING ACTIVITIES
       Net purchase of investments (Note C)                               ($    14,770)      ($     7,032)
       Purchase of property and equipment                                 (        810)                 0
       Purchase of computer software                                      (        228)      (         39)
       Loans to agents                                                    (        687)      (        419)
       Collections on agent loans                                                  598                430
                                                                           -----------        -----------
            Net cash used in investing activities                         ($    15,897)      ($     7,060)

   CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid to shareholders                                     ($     9,838)      ($     8,853)
       Purchase of treasury stock                                         (        477)      (     10,659)
                                                                           -----------        -----------
            Net cash used in financing activities                         ($    10,315)      ($    19,512)
                                                                           -----------        -----------
       Net (decrease) increase in cash and cash equivalents               (     31,517)               223
       Cash and cash equivalents at beginning of period                         38,778             24,214
                                                                           -----------        -----------
       Cash and cash equivalents at end of period                          $     7,261        $    24,437
                                                                           ===========        ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Income tax payments                                                     $        40        $        48

   Dividends declared per share:
   ----------------------------
     Class A non-voting common                                                   0.153              0.135
     Class B common                                                              22.88              20.25


See Notes to Consolidated Financial Statements.


                                ERIE INDEMNITY COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                All dollar amounts are in thousands except per share data

NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.


NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,048,234 and 64,932,010 at March 31, 2001 and 2000,
respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2001 and 2000) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 71,416,234 for the quarter ended March 31, 2001 and 72,300,010 for the same period a year ago.


NOTE C -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of comprehensive income and shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of available-for-sale securities:


                                                                        Gross                Gross           Estimated
                                                 Amortized           Unrealized           Unrealized            Fair
                                                     Cost                Gains               Losses             Value
                                                --------------       -------------        -----------       -------------
March 31, 2001

Fixed Maturities:
----------------
U.S. treasuries & government
   agencies                                     $      11,215        $        514         $           9     $      11,720
States & political subdivisions                        45,147               2,139                     0            47,286
Special revenue                                       111,768               4,356                     0           116,124
Public utilities                                       21,136                 504                    61            21,579
U.S. industrial & miscellaneous                       276,584               8,318                 3,078           281,824
Foreign                                                30,082                 274                   183            30,173
                                                -------------        ------------         -------------     -------------
     Total bonds                                $     495,932        $     16,105         $       3,331     $     508,706

Redeemable preferred stock                             11,317               1,591                     0            12,908
                                                -------------        ------------         -------------     -------------
     Total fixed maturities                     $     507,249        $     17,696         $       3,331     $     521,614
                                                -------------        ------------         -------------     -------------

Equity securities:
-----------------
Common stock:
   U.S. banks, trusts &
     insurance companies                        $       3,651        $        564         $         195     $       4,020
   U.S. industrial &
     miscellaneous                                     65,911              31,807                17,817            79,901
   Foreign                                              6,892                 539                 2,838             4,593
Nonredeemable
   preferred stock:
   U.S. banks, trusts &
     insurance companies                               23,020                 444                   166            23,298
   U.S. industrial &
     miscellaneous                                     85,352               2,785                 3,589            84,548
   Foreign                                             27,447                 899                   379            27,967
                                                -------------        ------------         -------------     -------------
     Total equity securities                    $     212,273        $     37,038         $      24,984     $     224,327
                                                -------------        ------------         -------------     -------------
     Total available-for-sale
        securities                              $     719,522        $     54,734         $      28,315     $     745,941
                                                =============        ============         =============     =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                        Gross                Gross            Estimated
                                                 Amortized           Unrealized            Unrealized           Fair
                                                     Cost                Gains               Losses             Value
                                                --------------       -------------        -----------       -------------
December 31, 2000

Fixed maturities:
----------------
U.S. treasuries & government
   agencies                                    $       11,216        $        420         $          24     $      11,612
States & political subdivisions                        50,337               1,656                    34            51,959
Special revenue                                       110,855               3,779                    68           114,566
Public utilities                                       23,221                 550                   207            23,564
U.S. industrial & miscellaneous                       267,231               4,770                 5,940           266,061
Foreign                                                30,082                 238                   406            29,914
                                                -------------        ------------         -------------     -------------
     Total bonds                               $      492,942        $     11,413         $       6,679     $     497,676

Redeemable preferred stock                             31,230               3,341                   701            33,870
                                                -------------        ------------         -------------     -------------
     Total fixed maturities                    $      524,172        $     14,754         $       7,380     $     531,546
                                               --------------        ------------         -------------     -------------

Equity securities:
-----------------
Common stock:
   U.S. banks, trusts &
     insurance companies                       $        3,651        $        422         $         275     $       3,798
   U.S. industrial &
     miscellaneous                                     63,662              38,286                15,343            86,605
   Foreign                                              7,100                 581                 2,719             4,962
Nonredeemable
   preferred stock:
   U.S. banks, trusts &
     insurance companies                               22,094                  97                    66            22,125
   U.S. industrial &
     miscellaneous                                     62,266               1,987                 3,119            61,134
   Foreign                                             26,195                 217                   590            25,822
                                                -------------        ------------         -------------     -------------
     Total equity securities                   $      184,968        $     41,590         $      22,112     $     204,446
                                               --------------        ------------         -------------     -------------
     Total available-for-sale
        securities                             $      709,140        $     56,344         $      29,492     $     735,992
                                               ==============        ============         =============     =============



In the third quarter 2000, the Company began participating in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At March 31, 2001, the Company had loaned securities with a market value of $26.9 million secured by collateral of $28.1 million. The borrower of the securities is not permitted to sell or replace the security on loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Limited partnerships include U.S. and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small-to medium-sized companies. The private equity limited partnerships are carried at estimated market value with unrealized gains and losses, net of deferred taxes, reflected in shareholders' equity in accumulated other comprehensive income. Investment income or loss is recognized on the sale of the equity investment. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership. The components of equity in (losses) earnings of limited partnerships as reported on the Consolidated Statements of Operations are as follows:

                                                 Three Months Ended March 31,
                                                     2001          2000
                                                   --------       -------
       Private equity                             ($  1,673)      $    83
       Real estate                                      262           209
       Fixed income                                       8           700
                                                   --------       -------
          Total equity in (losses) earnings of
          limited partnerships                    ($  1,403)      $   992
                                                   =========      =======

The Company began using forward currency contracts to hedge the risks related to investments in partnerships in 2001. The Company recognized a loss on these contracts of $26 during 2001 which is included in the Consolidated Statements of Operations.

Mortgage loans on commercial real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance would be provided for impairment in net realizable value based on periodic valuations as needed.

Net purchases of investments as presented in the Consolidated Statements of Cash Flows consist of the following:
                                             Three Months Ended March 31,
                                                 2001              2000
                                            ------------       -----------
   Purchase of investments:
       Fixed maturities                    ($     38,218)     ($    38,598)
       Equity securities                   (      15,322)     (     10,517)
       Limited partnerships                (       7,415)     (      1,166)
                                            ------------       -----------
          Total purchases                  ($     60,955)     ($    50,281)
                                            ------------       -----------
   Sales/maturities of investments:
       Sales of fixed maturities            $      7,871       $    13,426
       Calls of fixed maturities                  24,652            14,147
       Equity securities                          11,408            12,988
       Mortgage loans                                 39             1,537
       Limited partnerships                        2,215             1,151
                                             -----------       -----------
          Total sales/maturities            $     46,185       $    43,249
                                            ------------       -----------
   Net purchase of investments             ($     14,770)     ($     7,032)
                                            =============      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method of accounting.

The following represents condensed financial statement information for EFL on a GAAP basis:

                                                    Three Months Ended March 31,
                                                         2001          2000
                                                        -------      -------

  Revenues                                              $25,526      $28,760
  Benefits and expenses                                  20,265       18,812
                                                        -------      -------
  Income before income taxes                              5,261        9,948
  Income taxes                                            1,820        3,442
                                                        -------      -------
  Net income                                            $ 3,441      $ 6,506
                                                        =======      =======
  Comprehensive income                                  $ 9,136      $19,605
                                                        =======      =======

  Dividends paid to shareholders                        $ 1,701      $ 1,559
                                                        =======      =======

  Net unrealized appreciation on investment
    securities at March 31, net of deferred taxes       $ 9,382      $10,755
                                                        =======      =======

NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15 million from EFL in the form of a surplus note. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL accrued $242 in the first quarters of 2001 and 2000 to be paid to the Company.

NOTE F -- TREASURY STOCK

In December 1998 the Board of Directors of the Company approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. At March 31, 2001 the Company had repurchased $86 million in stock. Treasury shares are recorded on the Consolidated Statements of Financial Position at cost.

NOTE G -- SEGMENT INFORMATION

The Company operates its business as two reportable segments - management operations and property/casualty insurance operations. The Company's principal operations consist of serving as attorney-in-fact for the Erie Insurance Exchange (Exchange), which constitutes its management operations. The Company's property/casualty insurance operations arise through direct business of its subsidiaries and by virtue of a pooling agreement between its subsidiaries and the Exchange. The performance of the personal lines and commercial lines is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized financial information for these operations is presented below:

                                                                         Three Months Ended March 31,
                                                                            2001              2000
                                                                         ----------         ----------
                Management Operations:
                Revenue:
                  Management fee revenue                                 $  145,669         $  129,099
                  Service agreement revenue                                   6,412              5,233
                                                                         ----------         ----------
                    Total revenue from management operations                152,081            134,332
                    Net revenue from investment operations                    7,703             15,217
                                                                         ----------         ----------
                  Total revenue                                          $  159,784         $  149,549
                                                                         ==========         ==========
                Income before taxes                                      $   50,903         $   51,835
                                                                         ==========         ==========
                Net income                                               $   34,064         $   35,028
                                                                         ==========         ==========

                Property/Casualty Operations:
                Revenue:
                  Premiums earned:
                    Commercial lines                                     $    7,934         $    6,592
                    Personal lines                                           23,096             21,856
                    Reinsurance                                               2,286              2,273
                                                                         ----------         ----------
                      Total premiums earned (SAP)                            33,316             30,721
                    GAAP adjustments                                    (     1,142)       (       830)
                                                                         ----------         ----------
                      Total premiums earned (GAAP)                           32,174             29,891
                Net revenue from investment operations                        4,493              4,298
                                                                         ----------         ----------
                Total revenue                                            $   36,667         $   34,189
                                                                         ==========         ==========

                  Losses and expenses:
                    Commercial lines                                     $    9,266         $    8,010
                    Personal lines                                           25,362             21,395
                    Reinsurance                                               1,766              3,770
                                                                         ----------         ----------
                      Total losses and loss expenses (SAP)                   36,394             33,175
                    GAAP adjustments                                    (       682)       (        81)
                                                                         ----------         ----------
                      Total losses and loss expenses (GAAP)              $   35,712         $   33,094
                                                                         ==========         ==========
                Income before taxes                                      $      955         $    1,095
                                                                         ==========         ==========
                Net income                                               $      721         $    1,157
                                                                         ==========         ==========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following information further describes the financial results of the Company by segment, as presented on the previous page.

Management fee revenue by line of business:
                                                  Three Months Ended March  31,
                                                        2001         2000
                                                    ---------     ---------
                Private Passenger Auto              $  79,969     $  74,528
                Commercial Auto                        13,108        11,041
                Homeowner                              19,181        16,987
                Commercial Multi-Peril                 15,555        12,353
                Worker's Compensation                  13,703        10,649
                All Other Lines of Business             4,153         3,541
                                                    ---------     ---------
                Total                               $ 145,669     $ 129,099
                                                    =========     =========


Policy counts for Erie Insurance Group property/casualty operations:


                  Private                                                                    All other
                 Passenger       CML*                            CML*         Worker's        Lines of
      Date         Auto          Auto        Homeowner        Multi-Peril       Comp.         Business          Total
   -----------   ---------    -----------   -----------       -----------   -------------    ----------       ----------
   12/31/99      1,274,869       82,760        917,902          174,085         43,508        196,725          2,689,849
   03/31/00      1,287,868       83,534        931,971          178,191         44,235        199,580          2,725,379
   06/30/00      1,305,888       85,089        952,325          184,913         45,408        204,412          2,778,035
   09/30/00      1,324,104       86,592        971,213          190,120         46,529        208,832          2,827,390
   12/31/00      1,337,280       87,567        986,654          195,137         47,156        211,759          2,865,553
   03/31/01      1,356,651       89,388      1,003,517          200,671         48,104        215,747          2,914,078


Retention rates for Erie Insurance Group property/casualty operations:


                    Private                                                                   All other
                  Passenger         CML*                       CML*          Worker's         Lines of
      Date            Auto          Auto       Homeowner    Multi-Peril       Comp.            Business          Total
   -----------    -----------    -----------   ---------   ------------    -------------      ---------       -----------
   12/31/99       91.58%         89.27%        90.47%           87.42%          87.59%         86.85%             90.45%
   03/31/00       91.83          89.52         90.66            88.08           88.52          87.23              90.72
   06/30/00       92.03          89.53         90.89            88.19           88.62          87.57              90.92
   09/30/00       92.19          89.90         90.88            88.38           88.67          87.75              91.03
   12/31/00       92.31          89.80         90.75            88.14           88.48          87.64              91.01
   03/31/01       92.24          90.29         90.71            88.59           89.06          87.75              91.03


*CML = Commercial


NOTE H -- RECLASSIFICATIONS


Certain amounts previously reported in the 2000 financial statements have been reclassified to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 23, 2001.

OPERATING RESULTS

Financial Overview

Operating income (net income less realized gains or losses net of related federal income taxes) increased 5.3%, or $1,715,737, to $34,322,780 in 2001 from $32,607,043 in 2000. Operating income per share increased 6.6% to $.48 per share from $.45 for the same period one year ago. Net income declined slightly as a result of decreased earnings from investments and decreased realized gains on investments. Management operations grew as a result of a 12.8% increase in direct written premiums. Insurance underwriting operations declined in the first quarter of 2001 compared to the same period in 2000 primarily as a result of increased losses in the Company's direct personal lines of business. Revenue from investment operations decreased as the result of a decline in realized gains caused by adverse market conditions as well as losses generated from private equity limited partnerships in 2001.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company, serving as attorney-in-fact for the Exchange, increased 12.8% to $145,669,105 for the three months ended March 31, 2001 from $129,098,508 for the three months ended March 31, 2000 (see also Note G, "Segment Information" which displays management fee revenue by line of business). The management fee rate charged the Exchange in the first quarters of 2001 and 2000 was 25%. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

The property/casualty direct premium written by the Erie Insurance Group, upon which management fee revenue is based, grew 12.8% to $582,676,418 in the first quarter of 2001 from $516,394,026 for the same period in 2000. Continued improvement in policy retention rates and new policy growth drove the gains experienced in the Group's direct written premium.

Policies in force increased an annualized 6.9% to 2,914,078 at March 31, 2001 from 2,725,379 at March 31, 2000. Policy retention (the percentage of current Policyholders who have renewed their policies) was 91.03% and 90.72% for the quarters ended March 31, 2001 and 2000, respectively, for all lines of business (see also Note G, "Segment Information" which contains additional rates by line of business).

Service agreement revenue grew by 22.5% to $6,412,349 in the first quarter of 2001 from $5,232,919 for the same period in 2000. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $3,662,245 and $2,303,055 for the quarters ended March 31, 2001 and 2000, respectively. During the second quarter 2000, this charge increased from $2 to $3 per installment for policies renewing in most states.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a service fee of 7.0% of non-affiliated assumed reinsurancepremiums. These fees totaled

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$2,750,104 and $2,929,864 for the three months ended March 31, 2001 and 2000 respectively, on net voluntary assumed reinsurance premiums of $39,287,202 and $41,855,200 for the first quarters of 2001 and 2000, respectively.

The cost of management operations increased 11.4% for the first quarter of 2001 to $108,881,196 from $97,713,545 during the first quarter of 2000. Commissions to independent Agents are the largest component of the cost of management operations. Included in commission expenses are the cost of scheduled commissions earned by independent Agents on premiums written as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the direct business written and serviced by the independent Agent within the Erie Insurance Group of companies. Commission costs totaled $73,592,987 for the first quarter of 2001, an 11.8% increase over the
$65,816,070 reported in the first quarter of 2000. The provision for Agent contingency awards totaled $3,675,000 and $4,850,000 in 2001 and 2000, respectively. Commission costs grew more slowly than the growth in direct premium written in the first quarter 2001 due to lower accruals for agent contingency awards relative to the first quarter 2001.

The cost of management operations excluding commission costs, increased 10.6% for the three months ended March 31, 2001 to $35,288,209 from $31,897,475 recorded in the first quarter of 2000. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company's personnel costs totaled $21,165,209 for the three month period ended March 31, 2001, compared to $19,478,249 for the same period in 2000, an increase of 8.7%. Personnel costs increased in the first quarter 2001 due to staffing increases and employee pay rate increases. Also driving the increase were increases in both health plan employee benefit costs from increased claims experience when compared to the same period in 2000. The remaining increase in the cost of management operations during 2001 related primarily to information technology consulting expenditures increasing from the same period in 2000.

Net revenue from the Company's management operations increased 18.0% to $43,200,258 for the three months ended March 31, 2001 from $36,617,882 for the same period in 2000. The gross margin from management operations (net revenue divided by total revenue) increased to 28.4% in the first quarter of 2001, compared to the gross margin of 27.3% reported in the first quarter of 2000.

Analysis of Insurance Underwriting Operations

The insurance underwriting operations on the Company's property/casualty insurance subsidiaries, EIC and EINY, which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany pooling agreement, declined during the first quarter of 2001 when compared to the same period in 2000.

The Company's insurance underwriting operations recorded underwriting losses of $3,537,907 and $3,202,914 in the first quarter of 2001 and 2000, respectively. The Company recognized premiums earned of $32,173,914 for the quarter ended March 31, 2001, a 7.6 percent increase over the $29,891,067 reported in the first quarter of 2000. The 2001 underwriting loss resulted from increased losses in the direct business of the Company's property/casualty subsidiaries, primarily in private passenger automobile and homeowners insurance and continued losses in commercial insurance.

EIC and EINY have in effect an all-lines aggregate excess of loss reinsurance agreement with the Exchange to limit their net retained share of ultimate net losses in any applicable accident year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This reinsurance treaty is excluded from the intercompany pooling agreement. The annual premium paid to the Exchange for the agreement totaled $909,617 and $748,523 for the quarter ended March 31, 2001 and 2000, respectively. During the first quarter 2001, the Company's property/casualty insurance subsidiaries recorded loss recoveries through this excess of loss agreement with the Exchange amounting to $352,179. No amounts were recovered under this agreement for the year 2000.

The GAAP combined ratio for the Company's property/casualty insurance operations was 111.0% for the three months ended March 31, 2001 compared to a ratio of 110.7% for the same period in 2000. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

Analysis of Investment Operations

Net revenue from investment operations for the first quarter of 2001 decreased 37.5% to $12,196,084 from $19,514,795 in the first quarter of 2000. Realized gains on investments decreased $4,792,936 to $711,576 in 2001 primarily as the result of the Company taking advantage of favorable stock market conditions in the first quarter of 2000. Equity in earnings of limited partnerships decreased $2,395,019 in the first quarter of 2001 when compared with the same period in 2000 as a result of partnership losses in private equity limited partnerships.

FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At March 31, 2001, the Company's investment portfolio of investment-grade bonds, common stock, preferred stock and cash and cash equivalents totaled $732.2 million, or 42.4%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

At March 31, 2001, 90.2% of total investments consist of fixed maturities and equity securities. Mortgage loans and limited partnerships, represented 9.8% of total investments at that date. Mortgage loans on real estate and limited partnerships have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Fixed income and real estate limited partnerships at March 31, 2001, which comprise 29.8% of the total limited partnerships, produce a predictable earnings stream while private equity limited partnerships, which comprise 70.2% of the total limited partnerships at March 31, 2001, tend to provide a less predictable earnings stream.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from management operations as the attorney-in-fact for the Exchange, the net cash flow from the EIC's 5% and the EINY's .5% participation in the underwriting results of the reinsurance pool with the Exchange, and the Company's investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The other receivable from Erie Insurance Exchange and affiliates represents the management fee receivable from premiums written but not yet collected as well as the management fee receivable on premiums collected in the current month, net of operating expenses paid by the Exchange. The amount of this receivable payable from the Exchange to the Company at March 31, 2001 was $17 million. The Company pays commissions on premiums collected rather than written premiums. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments.

Dividends declared and paid to shareholders in the three months ended March 31, 2001 and 2000, totaled $9,838,817 and $8,852,950, respectively. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flows.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at March 31, 2001 of $8,415,668 and at December 31, 2000 of $7,161,544. The primary reason for the increase in the deferred tax liability is an increase in unrealized gains from available-for-sale securities resulting in an increased deferred tax liability in 2001.

At March 31, 2001 and December  31, 2000,  the  Company's  receivables  from its affiliates totaled $584,197,412 and $532,008,287, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, represent a concentration of credit risk.

STOCK REPURCHASE PLAN

Beginning in 1999, the Company established a stock repurchase program. The Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. During the first quarter of 2001, 17,100 shares were repurchased at a total cost of $476,294 or an average price of $27.85. The Company repurchased 352,750 shares at a total cost of $10,658,695 or an average price of $30.22 during the first quarter of 2000. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STOCK REDEMPTION PLAN

On March 13, 2001, the Board of Directors approved the recommendation of the Executive Committee to terminate the Stock Redemption Plan. The Plan had entitled estates of qualified shareholders to cause the Company to redeem shares of stock of the Company at a price equal to the fair market value of the Stock at the time of redemption, subject to certain limitations. No shares were ever redeemed by the Company under the Plan.

FACTORS THAT MAY EFFECT FUTURE RESULTS

Rate Increases

In 2000, the Erie Insurance Group filed for rate increases in its private passenger auto, commercial auto and workers' compensation insurance lines of business in Pennsylvania, Maryland and Indiana. These increases were sought to offset growing loss costs in these lines of business as discussed earlier. The requests will result in an estimated $18.9 million increase in written premium for 2001 for the Group, if they are approved by state regulators. These increases, if approved, will result in an additional $4.7 million in annual gross revenue from management operations, assuming no change in the current management fee rate.

Information Technology Costs

In 2001, the Company began the development of several eCommerce initiatives in support of the Erie Insurance Group's business model of distributing insurance products exclusively through independent agents. The eCommerce program includes initiatives to replace property/casualty policy administration, rating and underwriting systems as well as customer interaction systems. The eCommerce program also includes significant information technology infrastructure expenditures. The program is intended to improve service and efficiency, as well as result in increased sales. Total five-year expenditures for the program are estimated at $150 to $175 million. The cost of these initiatives will be shared among several companies of the Erie Insurance Group, including the Company. Based on preliminary estimates, the after-tax effect on net income of the Company is estimated to reduce earnings per share between $0.08 and $0.12 for 2001 and between $0.05 and $0.07 per share for each of the next four years of the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the three months ended March 31, 2001. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.




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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Information concerning the legal proceedings of the Company is incorporated by reference to pages 20 through 22 in the section "Legal Proceedings" in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held on April 24, 2001 filed with the Securities and Exchange Commission on March 28, 2001.

On April 5, 2001, a Stipulation among Mrs. Hagen, Bankers Trust, and the Company was filed with the Court whereby these three parties agreed to accept the April 24th Ruling as a final adjudication of this matter. As a consequence of this Stipulation agreement, Mrs. Hagen withdrew her Motion for Judgment on the Pleadings. The Company's execution of the Stipulation did not bind any other parties other than the signatories to the Stipulation. As a result of the Stipulation, the hearing scheduled for April 10, 2001 was ordered cancelled by the Court.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any exhibits or reports on Form 8-K during the three month period ended March 31, 2001.

Item 11.   Statement Regarding Computation of Per Share Earnings:

                                                Three Months Ended March 31,
                                                   2001            2000
                                               ------------    -------------
Class A weighted average common shares
   outstanding (stated value $.0292)              64,048,234      64,932,010
Class B common shares outstanding
   (stated value $70)
     Conversion of Class B shares to
     Class A shares (one share of Class B
     for 2,400 shares of Class A)                  7,368,000       7,368,000
                                               -------------   -------------
Total weighted average shares outstanding         71,416,234      72,300,010
                                               =============   =============
Net income                                     $  34,785,305   $  36,184,976
                                               =============   =============
Net income per share                           $         .49   $         .50
                                               =============   =============

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


                                                Erie Indemnity Company
                                                ----------------------
                                                    (Registrant)

Date:  April 19, 2001
                                          \s\   Stephen A. Milne
                                       Stephen A. Milne, President & CEO

                                          \s\   Philip A. Garcia
                               Philip A. Garcia, Executive Vice President & CFO