Form 10-Q/A
period 2001-03-31
ERIE INDEMNITY CO
filed 2001-04-20
CIK 922621

FORM 10-Q/A

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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 64,031,223 shares as of April 19, 2001.

                  Class B Common Stock, no par value, with a stated value of $70 per share-- 3,070 shares as April 19, 2001.

     The common stock is the only class of stock the Registrant is presently authorized to issue.

The Registrant hereby amends the following item of its Quarterly Report of Form 10-Q for the Quarter ended March 31, 2001 as set forth in the pages attached hereto.


To correct the reported number of Class A shares outstanding on April 19, 2001. The amount reported on Form 10-Q included the conversion of Class B shares (one share of Class B for 2,400 shares of Class A) to Class A shares.

Signature


Pursuant to Section 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Sincerely,

                         ERIE INDEMNITY COMPANY

                         /s/  Philip A. Garcia
                         ---------------------
                         Philip A. Garcia
                         Senior Vice President & Controller


April 20, 2001