Form 10-Q
period 2001-06-30
ERIE INDEMNITY CO
filed 2001-07-19
CIK 922621

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2001

Commission file number 0-24000


                              ERIE INDEMNITY COMPANY
--------------------------------------------------------------------------------
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

                  Class A Common Stock, no par value, with a stated value of $.0292 per share-- 64,013,723 shares as of July 13, 2001.

                  Class B Common Stock, no par value, with a stated value of $70 per share-- 3,070 shares as July 13, 2001.

     The common stock is the only class of stock the Registrant is presently authorized to issue.

                                              INDEX

                                     ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Position--June 30, 2001 and December 31, 2000

           Consolidated Statements of Operations--Three and six months ended June 30, 2001 and 2000

           Consolidated Statements of Comprehensive Income--Three and six months ended June 30, 2001 and 2000

           Consolidated Statements of Cash Flows--Six months ended June 30, 2001 and 2000

           Notes to Consolidated Financial Statements--June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders
Item 6.    Exhibits and Reports on Form 8-K
Item 11.   Statement Regarding Computation of Per Share Earnings

SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                   (Dollars in thousands)
                                                                                June 30,        December 31,
                  ASSETS                                                          2001             2000
                                                                                ----------      ----------
                                                                               (Unaudited)
INVESTMENTS
  Fixed maturities at fair value
    (amortized cost of $506,024 and
    $524,172, respectively)                                                     $  519,843      $  531,546
  Equity securities at fair value (cost of $216,040
    and $184,968, respectively)                                                    234,541         204,446
  Limited partnerships (cost of $73,096 and
   $60,661,respectively)                                                            72,953          68,242
  Real estate mortgage loans                                                         5,762           6,581
                                                                                ----------      ----------
      Total investments                                                         $  833,099      $  810,815

  Cash and cash equivalents                                                         39,906          38,778
  Accrued investment income                                                          8,915           9,087
  Premiums receivable from Policyholders                                           176,786         156,269
  Prepaid federal income tax                                                             0           3,604
  Reinsurance recoverable from Erie Insurance
    Exchange                                                                       445,266         412,050
  Note receivable from Erie Family Life
    Insurance Company                                                               15,000          15,000
  Other receivables from Erie Insurance
    Exchange and affiliates                                                        158,906         119,959
  Reinsurance recoverable non-affiliates                                               281             712
  Deferred policy acquisition costs                                                 15,412          13,202
  Property and equipment                                                            14,448          13,856
  Equity in Erie Family Life Insurance Company                                      45,088          42,331
  Other assets                                                                      56,470          44,936
                                                                                ----------      ----------
      Total assets                                                              $1,809,577      $1,680,599
                                                                                ==========      ==========

                                                                                                (Continued)


See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                   (Dollars in thousands)
                                                                                   June 30,      December 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY                                              2001           2000
                                                                                -----------     ----------
                                                                                (Unaudited)
LIABILITIES
     Unpaid losses and loss adjustment expenses                                 $  501,065      $  477,879
     Unearned premiums                                                             293,367         263,855
     Commissions payable and accrued                                               101,903          96,823
     Accounts payable and accrued expenses                                          36,271          30,476
     Federal income tax payable                                                      3,050               0
     Deferred income taxes                                                           8,800           7,161
     Dividends payable                                                               9,833           9,839
     Employee benefit obligations                                                   15,330          15,551
                                                                                ----------      ----------
         Total liabilities                                                      $  969,619      $  901,584
                                                                                ----------      ----------

     SHAREHOLDERS' EQUITY
     Capital Stock
       Class A common, stated value $.0292 per share;
         authorized 74,996,930 shares; 67,032,000 shares
         issued; 64,013,723 and 64,056,323 shares
         outstanding in 2001 and 2000, respectively                             $    1,955      $    1,955
       Class B common, stated value $70 per
         share; authorized 3,070 shares;
         3,070 shares issued and outstanding                                           215             215
     Additional paid-in capital                                                      7,830           7,830
     Accumulated other comprehensive income                                         23,089          23,182
     Retained earnings                                                             893,799         831,552
                                                                                ----------      ----------
         Total contributed capital and retained earnings                        $  926,888      $  864,734

     Treasury stock, at cost 3,018,277 shares
     in 2001 and 2,975,677 shares in 2000                                      (    86,930)    (    85,719)
                                                                                ----------      ----------
         Total shareholders' equity                                             $  839,958      $  779,015
                                                                                ----------      ----------
         Total liabilities and shareholders' equity                             $1,809,577      $1,680,599
                                                                                ==========      ==========

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended     Six Months Ended
                                                                   June 30              June 30
                                                             -------------------   -------------------
                                                               2001       2000       2001      2000
                                                           (Amounts in thousands, except per share data)
MANAGEMENT OPERATIONS:

     Management fee revenue                                  $167,828   $147,174   $313,497   $276,272
     Service agreement revenue                                  6,838      4,936     13,250     10,170
                                                             --------   --------   --------   --------
       Total revenue from management operations               174,666    152,110    326,747    286,442
     Cost of management operations                            121,562    108,800    230,443    206,514
                                                             --------   --------   --------   --------
       Net revenue from
         management operations                               $ 53,104   $ 43,310   $ 96,304   $ 79,928
                                                             --------   --------   --------   --------

  INSURANCE UNDERWRITING OPERATIONS:

     Premiums earned                                         $ 33,917   $ 30,677   $ 66,091   $ 60,568
     Losses and loss adjustment expenses incurred              26,096     23,301     53,057     47,964
     Policy acquisition and other underwriting
         expenses                                               9,607      8,966     18,358     17,397
                                                             --------   --------   --------   --------
       Total losses and expenses                               35,703     32,267     71,415     65,361
                                                             --------   --------   --------   --------
       Underwriting loss                                    ($  1,786) ($  1,590) ($  5,324) ($  4,793)
                                                             --------   --------   --------   --------

  INVESTMENT OPERATIONS:

     Net investment income                                   $ 12,365   $ 12,026   $ 24,508   $ 23,637
     Net realized gain on investments                           2,013      5,936      2,725     11,441
     Equity in earnings of Erie Family
         Life Insurance Company                                 1,442      1,272      2,186      2,679
     Equity in earnings of limited partnerships                 2,911      1,424      1,508      2,416
                                                             --------   --------   --------   --------
       Net revenue from investment operations                $ 18,731   $ 20,658   $ 30,927   $ 40,173
                                                             --------   --------   --------   --------
       Income before income taxes                            $ 70,049   $ 62,378   $121,907   $115,308
     Provision for income taxes                                22,920     19,860     39,992     36,605
                                                             --------   --------   --------   --------
       Net income                                            $ 47,129   $ 42,518   $ 81,915   $ 78,703
                                                             ========   ========   ========   ========
       Net income per share (b)                              $   0.66   $   0.59   $   1.15   $   1.09
                                                             ========   ========   ========   ========
       Operating income (a)                                  $ 45,821   $ 38,660   $ 80,144   $ 71,267
                                                             ========   ========   ========   ========
       Operating income per share (b)                        $   0.64   $   0.54   $   1.12   $   0.99
                                                             ========   ========   ========   ========
       Weighted average shares outstanding (Note B)            71,388     72,107     71,402     72,204


(a)      Operating income excludes net realized gain on investments and related federal income taxes.
(b)      Based on weighted average shares outstanding.

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                             Three Months Ended          Six Months Ended
                                                                  June 30                    June 30
                                                          -----------------------     ----------------------
                                                              2001        2000          2001         2000
                                                                          (In thousands)

Net Income                                                 $  47,129   $   42,518     $  81,915   $   78,703
                                                           ---------   ----------     ---------   ----------
  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising
      during period                                       (      625) (     5,488)        2,582       21,327
    Less:  reclassification adjustment for
      gains included in net income                             2,013        5,936         2,725       11,441
                                                           ---------   ----------    ----------   ----------
      Net unrealized holding (losses) gains
        arising during period                             ($   2,638) ($   11,424)   ($     143)  $    9,886

  Income tax benefit (expense) related to
    unrealized gains or losses                                   923        3,999            50  (     3,460)
                                                           ---------   ----------    ----------   ----------
  Other comprehensive (loss) income, net of tax           ($   1,715) ($    7,425)   ($      93)  $    6,426
                                                           ---------   ----------     ---------   ----------
  Comprehensive income                                     $  45,414   $   35,093     $  81,822   $   85,129
                                                           =========   ==========     =========   ==========

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                               2001                2000
                                                                            ---------          ---------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                           $  81,915          $  78,703
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                                       1,533              1,280
            Deferred income tax expense (benefit)                               2,425         (      182)
            Amortization of deferred policy acquisition costs                  11,680             11,678
            Realized gain on investments                                   (    2,725)        (   11,441)
            Net amortization of bond (discount) premium                    (      109)                 8
            Undistributed earnings of Erie Family Life                     (    1,389)        (    1,943)
            Deferred compensation                                                 261                328
       Decrease (increase) in accrued investment income                           172         (      551)
       Increase in receivables                                             (   92,250)        (   54,375)
       Policy acquisition costs deferred                                   (   13,890)        (   12,344)
       (Increase) decrease in prepaid expenses and other assets            (   11,407)             1,221
       Increase in accounts payable and accrued expenses                        5,312              4,224
       Increase (decrease) in commissions payable and accrued                   5,080         (    1,592)
       Increase in income taxes payable                                         6,655              2,956
       Increase in loss reserves                                               23,186             22,453
       Increase in unearned premiums                                           29,512             20,354
                                                                            ---------          ---------
            Net cash provided by operating activities                       $  45,961          $  60,777

   CASH FLOWS FROM INVESTING ACTIVITIES
       Net purchase of investments (Note C)                                ($  21,698)        ($  14,057)
       Purchase of property and equipment                                  (    1,640)        (        1)
       Purchase of computer software                                       (      484)        (      496)
       Loans to agents                                                     (    1,356)        (      861)
       Collections on agent loans                                               1,230                889
                                                                            ---------          ---------
           Net cash used in investing activities                           ($  23,948)        ($  14,526)

   CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid to shareholders                                      ($  19,675)        ($  17,660)
       Treasury stock                                                      (    1,210)        (   14,959)
                                                                            ---------          ---------
           Net cash used in financing activities                           ($  20,885)        ($  32,619)
                                                                            ---------          ---------
       Net increase in cash and cash equivalents                                1,128             13,632
       Cash and cash equivalents at beginning of period                        38,778             24,214
                                                                            ---------          ---------
       Cash and cash equivalents at end of period                           $  39,906          $  37,846
                                                                            =========          =========

Supplemental disclosures of cash flow information:
   Income tax payments                                                      $  31,552          $  33,822

Dividends declared per share:
----------------------------
    Class A non-voting common                                               $   0.305          $   0.270
                                                                            ---------          ---------
    Class B common                                                          $   45.75          $   40.50
                                                                            ---------          ---------

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            All dollar amounts are in thousands except per share data

NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,034,046 and 64,835,690 at June 30, 2001 and 2000, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2001 and 2000) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 71,388,014 for the quarter ended June 30, 2001 and 72,107,369 for the same period a year ago. For the six months ended June 30, 2001 weighted average equivalent shares outstanding were 71,402,046 compared to 72,203,690 for the six months ended June 30, 2000.


NOTE C -- INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of comprehensive income and shareholders' equity. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of available-for-sale securities:

                                                                          Gross             Gross            Estimated
                                                     Amortized          Unrealized        Unrealized            Fair
                                                       Cost               Gains             Losses             Value
                                                    -----------         ----------        ---------          ---------
June 30, 2001

Fixed maturities:
----------------
  U.S. treasuries & government
     agencies                                       $ 11,213           $    433           $      0           $ 11,646
  States & political subdivisions                     42,157              1,854                  0             44,011
  Special revenue                                    104,527              3,871                  0            108,398
  Public utilities                                    26,493                734                155             27,072
  U.S. industrial & miscellaneous                    276,150              7,392              1,851            281,691
  Foreign                                             32,083                543                241             32,385
                                                    --------           --------           --------           --------
       Total bonds                                  $492,623           $ 14,827           $  2,247           $505,203

  Redeemable preferred stock                          13,401              1,251                 12             14,640
                                                    --------           --------           --------           --------
       Total fixed maturities                       $506,024           $ 16,078           $  2,259           $519,843
                                                    --------           --------           --------           --------

Equity securities:
------------------
  Common stock:
     U.S. banks, trusts &
       insurance companies                          $  3,651           $    751           $      0           $  4,402
     U.S. industrial &
       miscellaneous                                  65,240             34,532             14,040             85,732
     Foreign                                           6,855                447              2,862              4,440
  Non redeemable
     preferred stock:
     U.S. banks, trusts &
       insurance companies                            20,103                572                293             20,382
     U.S. industrial &
       miscellaneous                                  92,948              2,387              3,830             91,505
     Foreign                                          27,243              1,071                234             28,080
                                                    --------           --------           --------           --------
       Total equity securities                      $216,040           $ 39,760           $ 21,259           $234,541
                                                    --------           --------           --------           --------
       Total available-for-sale
          securities                                $722,064           $ 55,838           $ 23,518           $754,384
                                                    ========           ========           ========           ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                         Gross             Gross            Estimated
                                                  Amortized           Unrealized         Unrealized           Fair
                                                     Cost               Gains              Losses            Value
                                                --------------       -----------         ----------         ---------

December 31, 2000

Fixed maturities:
----------------
  U.S. treasuries & government
     agencies                                      $ 11,216           $    420           $     24           $ 11,612
  States & political subdivisions                    50,337              1,656                 34             51,959
  Special revenue                                   110,855              3,779                 68            114,566
  Public utilities                                   23,221                550                207             23,564
  U.S. industrial & miscellaneous                   267,231              4,770              5,940            266,061
  Foreign                                            30,082                238                406             29,914
                                                   --------           --------           --------           --------
       Total bonds                                 $492,942           $ 11,413           $  6,679           $497,676

  Redeemable preferred stock                         31,230              3,341                701             33,870
                                                   --------           --------           --------           --------
       Total fixed maturities                      $524,172           $ 14,754           $  7,380           $531,546
                                                   --------           --------           --------           --------

Equity securities:
------------------
  Common stock:
     U.S. banks, trusts &
       insurance companies                         $  3,651           $    422           $    275           $  3,798
     U.S. industrial &
       miscellaneous                                 63,662             38,286             15,343             86,605
     Foreign                                          7,100                581              2,719              4,962
  Nonredeemable
     preferred stock:
     U.S. banks, trusts &
       insurance companies                           22,094                 97                 66             22,125
     U.S. industrial &
       miscellaneous                                 62,266              1,987              3,119             61,134
     Foreign                                         26,195                217                590             25,822
                                                   --------           --------           --------           --------
       Total equity securities                     $184,968           $ 41,590           $ 22,112           $204,446
                                                   --------           --------           --------           --------
       Total available-for-sale
          securities                               $709,140           $ 56,344           $ 29,492           $735,992
                                                   ========           ========           ========           ========


In the third quarter 2000, the Company began participating in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At June 30, 2001, the Company had loaned securities with a market value of $44.9 million secured by collateral of $45.9 million. The borrower of the securities is not permitted to sell or replace the security on loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Limited partnerships include U.S. and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small-to medium-sized companies. The private equity limited partnerships are carried at estimated market value with unrealized gains and losses, net of deferred taxes, reflected in shareholders' equity in accumulated other comprehensive income. Investment income or loss is recognized on the sale of the equity investment. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership. The components of equity in earnings of limited partnerships as reported on the Consolidated Statements of Operations are as follows:

                                                    Three Months Ended               Six Months Ended
                                                         June 30                        June 30
                                                  ----------------------           --------------------
                                                    2001           2000                2001       2000
  Private equity                                   $ 2,261     ($   151)           $   588     ($    68)
  Real estate                                          601        1,346                862        1,555
  Fixed income                                          49          229                 58          929
                                                   -------      -------            -------      -------
    Total equity in earnings of
    limited partnerships                           $ 2,911      $ 1,424            $ 1,508      $ 2,416
                                                   =======      =======            =======      =======

The Company began using forward currency contracts to hedge the risks related to foreign limited partnership investments in 2001. These contracts are being recorded at fair value on the Consolidated Statements of Financial Position. The Company recognized a loss on these contracts of $20 during the quarter ended June 30, 2001. For the year losses on these contracts totaled $46 and are included in the Consolidated Statements of Operations.

Mortgage loans on commercial real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance would be provided for impairment in net realizable value based on periodic valuations as needed.

Net purchases of investments as presented in the Consolidated Statements of Cash Flows consist of the following:

                                                                     Six Months Ended June 30,
                                                                        2001         2000
                                                                    --------------------------
   Purchase of investments:
       Fixed maturities                                            ($  99,975)     ($  75,307)
       Equity securities                                           (   29,466)     (   31,676)
       Limited partnerships                                        (   14,775)     (    7,573)
                                                                    ---------       ---------
          Total purchases                                          ($ 144,216)     ($ 114,556)
                                                                    ---------       ---------
   Sales/maturities of investments:
       Sales of fixed maturities                                    $  51,170       $  38,175
       Calls of fixed maturities                                       46,152          28,126
       Equity securities                                               22,029          29,470
       Mortgage loans                                                     819           1,573
       Limited partnerships                                             2,348           3,155
                                                                    ---------       ---------
          Total sales/maturities                                    $ 122,518       $ 100,499
                                                                    ---------       ---------
   Net purchase of investments                                     ($  21,698)     ($  14,057)
                                                                    ==========      =========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method of accounting.

The following represents condensed financial statement information for EFL on a GAAP basis:

                                                       Six Months Ended June 30,
                                                            2001         2000
                                                          -------      -------

  Revenues                                                $55,680      $58,582
  Benefits and expenses                                    40,227       39,642
                                                          -------      -------
  Income before income taxes                               15,453       18,940
  Income taxes                                              5,347        6,553
                                                          -------      -------
  Net income                                              $10,106      $12,387
                                                          =======      =======
  Comprehensive income                                    $16,431      $19,745
                                                          =======      =======
  Dividends paid to shareholders                          $ 3,544      $ 3,260
                                                          =======      =======
  Net unrealized appreciation on investment
    securities at June 30, net of deferred taxes          $10,012      $ 5,014
                                                          =======      =======

NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15 million from EFL in the form of a surplus note. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL paid $484 in the second quarter of 2001 and 2000 to the Company.

NOTE F -- TREASURY STOCK

In December 1998 the Board of Directors of the Company approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. At June 30, 2001 the Company had repurchased almost $87 million in stock. Treasury shares are recorded on the Consolidated Statements of Financial Position at cost.

NOTE G -- eCOMMERCE PROGRAM AND RELATED INFORMATION TECHNOLOGY  INFRASTRUCTURE

During March 2001, the Company and the insurance Companies of the Erie Insurance Group entered into the Cost Sharing Agreement For Information Technology Development ("Agreement"). The Agreement describes how member companies of The Erie Insurance Group will share the costs to be incurred for the development of new property/casualty policy administration and customer relationship management systems. The Agreement further specifies how related enabling technology costs, such as technical development and architectural tools will be shared among the group. The Agreement provides that such costs will be shared among the property/casualty insurance companies in a manner consistent with the sharing of insurance transactions under an existing intercompany pooling agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G --eCOMMERCE PROGRAM AND RELATED INFORMATION TECHNOLOGY  INFRASTRUCTURE
         (Continued)

The Company's share of these costs, incurred by the insurance subsidiaries of the Company, amounted to $136,388 during the second quarter of 2001. These costs are included in the Policy Acquisition and Other Underwriting Costs in the Consolidated Statements of Operations.

Certain other costs of the eCommerce Program are related to Information Technology Infrastructure costs not included under the Agreement. The Company's share of the expenses amounted to $131,630 during the second quarter 2001 and are included in the Cost of Management Operations in the Consolidated Statements of Operations.

NOTE H -- SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized financial information for these operations is presented below:

                                                          Three Months Ended                  Six Months Ended
                                                                June 30                           June 30
                                                     -------------------------------     ------------------------------
                                                          2001                 2000         2001                  2000
     Management Operations:
     ----------------------
     Revenue:
       Management fee revenue                         $    167,828      $    147,174     $    313,497      $    276,272
       Service agreement revenue                             6,838             4,936           13,250            10,170
                                                      ------------      ------------     ------------      ------------
           Total revenue from management
              operations                                   174,666           152,110          326,747           286,442
           Net revenue from investment
              operations                                    13,498            15,771           21,201            30,988
                                                      ------------      ------------     ------------      ------------
       Total revenue                                  $    188,164      $    167,881     $    347,948      $    317,430
                                                      ============      ============     ============      ============
     Income before taxes                              $     66,602      $     59,081     $    117,505      $    110,916
                                                      ============      ============     ============      ============
     Net income                                       $     44,459      $     40,066     $     78,523      $     75,094
                                                      ============      ============     ============      ============

     Property/Casualty Operations:
     -----------------------------
     Revenue:
       Premiums earned:
         Commercial lines                             $      8,651      $      7,036     $     16,585      $     13,628
         Personal lines                                     24,263            22,510           47,359            44,366
         Reinsurance                                         1,980             1,716            4,266             3,989
                                                      ------------      ------------     ------------      ------------
           Total premiums earned (SAP)                      34,894            31,262           68,210            61,983
         GAAP adjustments                            (         977)    (         585)   (       2,119)    (       1,415)
                                                      ------------      ------------     ------------      ------------
           Total premiums earned (GAAP)                     33,917            30,677           66,091            60,568
     Net revenue from investment
     operations                                              5,233             4,887            9,726             9,185
                                                      ------------      ------------     ------------      ------------
     Total revenue                                    $     39,150      $     35,564     $     75,817      $     69,753
                                                      ============      ============     ============      ============

       Losses and expenses:
         Commercial lines                             $      9,199      $      7,855     $     18,465      $     15,865
         Personal lines                                     25,940            22,950           51,302            44,345
         Reinsurance                                         2,092             2,047            3,858             5,817
                                                      ------------      ------------     ------------      ------------
           Total losses and loss expenses
           (SAP)                                            37,231            32,852           73,625            66,027
       GAAP adjustments                              (       1,528)    (         585)   (       2,210)    (         666)
                                                      ------------      ------------     ------------      ------------
           Total losses and loss expenses
            (GAAP)                                    $     35,703      $     32,267     $     71,415      $     65,361
                                                      ============      ============     ============      ============
     Income before taxes                              $      3,447      $      3,297     $      4,402      $      4,392
                                                      ============      ============     ============      ============
     Net income                                       $      2,670      $      2,452     $      3,392      $      3,609
                                                      ============      ============     ============      ============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following information further describes the financial results of the Company by segment, as presented on the previous page.

Management fee revenue by line of business:

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                   ---------------------------         ---------------------------
                                                      2001               2000           2001                2000
  Private Passenger Auto                           $ 90,125           $ 82,321         $170,094           $156,849
  Commercial Auto                                    13,847             11,437           26,956             22,477
  Homeowner                                          28,276             24,928           47,457             41,915
  Commercial Multi-Peril                             16,927             13,326           32,482             25,679
  Worker's Compensation                              13,448             10,656           27,151             21,305
  All Other Lines of Business                         5,205              4,506            9,357              8,047
                                                   --------           --------         --------           --------
  Total                                            $167,828           $147,174         $313,497           $276,272
                                                   ========           ========         ========           ========


Policy counts for Erie Insurance Group property/casualty operations:

                    Private                                                            All other
                  Passenger        CML*                    CML*            Worker      Lines of
      Date           Auto          Auto     Homeowner    Multi-Peril        Comp.      Business        Total
   -----------    -----------    --------   ----------   -----------     ----------    --------      ----------
   12/31/99      1,274,869       82,760       917,902       174,085         43,508       196,725      2,689,849
   03/31/00      1,287,868       83,534       931,971       178,191         44,235       199,580      2,725,379
   06/30/00      1,305,888       85,089       952,325       184,913         45,408       204,412      2,778,035
   09/30/00      1,324,104       86,592       971,213       190,120         46,529       208,832      2,827,390
   12/31/00      1,337,280       87,567       986,654       195,137         47,156       211,759      2,865,553
   03/31/01      1,356,651       89,388     1,003,517       200,671         48,104       215,747      2,914,078
   06/30/01      1,382,419       91,794     1,029,339       208,388         49,711       221,993      2,983,644


Retention rates for Erie Insurance Group property/casualty operations:

                    Private                                                     All other
                  Passenger     CML*                  CML*          Worker's    Lines of
      Date            Auto      Auto   Homeowner    Multi-Peril       Comp.      Business      Total
   -----------    ----------  -------   --------    -----------    ---------    ----------    -------
   12/31/99         91.58%      89.27%    90.47%       87.42%        87.59%       86.85%        90.45%
   03/31/00         91.83       89.52     90.66        88.08         88.52        87.23         90.72
   06/30/00         92.03       89.53     90.89        88.19         88.62        87.57         90.92
   09/30/00         92.19       89.90     90.88        88.38         88.67        87.75         91.03
   12/31/00         92.31       89.80     90.75        88.14         88.48        87.64         91.01
   03/31/01         92.24       90.29     90.71        88.59         89.06        87.75         91.03
   06/30/01         92.25       90.35     90.68        88.44         88.76        88.00         91.01

*CML = Commercial


NOTE I -- RECLASSIFICATIONS

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

OPERATING RESULTS

Financial Overview

Consolidated net income for the second quarter of 2001 increased to $47,129,396 or $.66 per share, from $42,518,485 or $.59 per share, earned during the second quarter of 2000. Net income per share, which was positively impacted by the Company's share repurchase program, rose by 12.0% for the second quarter of 2001. Improved management operations resulting from a 14% increase in management fees were somewhat offset by increased losses experienced in the Company's insurance underwriting operations as well as decreased revenue from investment operations. For the six months ended June 30, 2001 consolidated net income was $81,914,701, a 4.1% increase from the $78,703,461 earned in 2000 for the same period. Net income per share increased 5.3% to $1.15 per share in the first half of 2001 compared to $1.09 per share recorded a year earlier.

Operating income (net income less realized gains and related federal income taxes) increased 18.5%, or $7,161,138, to $45,820,927 for the second quarter 2001 from $38,659,789 for the same period in 2000. Operating income per share increased 19.7% to $.64 per share in the second quarter of 2001 from $.54 per share for the same period one year ago. For the six months ended June 30, 2001, operating income increased 12.5% to $80,143,708 from $71,266,832 reported for the same period in 2000. Operating income per share increased 13.1% to $1.12 per share in the first half of 2001 from $.99 per share for the same period in 2000.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue derived from the management operations of the Company serving as attorney-in-fact for the Exchange, increased to $167,827,662 for the three months ended June 30, 2001 from $147,173,682 for the three months ended June 30, 2000. Management fee revenue for the first six months of 2001 increased 13.5% to $313,496,767. The management fee rate charged the Exchange was 25% for all periods presented. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but cannot exceed a rate of 25%.

The property/casualty direct premium written by the Erie Insurance Group (Group), upon which management fee revenue is based, grew 14.0% to $671,310,649 in the second quarter of 2001 from $588,694,727 for the same period in 2000. For the year, premiums written increased 13.5% to $1,253,987,067 compared to $1,105,088,753 written for the first six months of 2000 (see also Note H,
"Segment   Information"  which  displays  management  fee  revenue  by  line  of business).

Continued new policy growth, improved commercial lines pricing and more stable personal lines pricing drove the gains experienced in the Group's direct written premium. Policies in force increased an annualized 7.4% to 2,983,644 at June 30, 2001 from 2,778,035 at June 30, 2000. Policy retention (the percentage of current Policyholders who have renewed their policies) was 91.01% and 90.92%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for the periods ended June 30, 2001 and 2000, respectively, for all lines of business (see also Note H, "Segment Information" which contains additional rates by line of business).

Service agreement revenue grew by 38.5% to $6,838,265 in the second quarter of 2001 from $4,936,576 for the same period in 2000. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $4,069,932 and $2,918,407 for the quarters ended June 30, 2001 and 2000, respectively. Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a service fee of 7.0% of non-affiliated assumed reinsurance premiums. These fees totaled $2,768,333 and $2,018,169 for the three months ended June 30, 2001 and 2000 respectively, on net voluntary assumed reinsurance premiums of $39,547,608 and $28,830,982 for the second quarters of 2001 and 2000, respectively.

For the six months ended June 30, 2001 service agreement revenue increased 30.3% to $13,250,614 from $10,169,495. Service charges increased 48.1% to $7,732,177 from $5,221,462. In June of 2000, these service charges increased from $2 to $3 per installment for policies renewing in most states. Service agreement income rose by 11.5% to $5,518,437. Net voluntary assumed reinsurance premiums, upon which the service agreement revenue is based, also increased 11.5% to $78,834,810 from $70,686,179 for the first six months of 2001 and 2000, respectively.

The cost of management operations increased 11.7% for the second quarter of 2001 to $121,562,179 from $108,800,520 during the second quarter of 2000. For the six months ended June 30, 2001 the cost of management operations grew by 11.6% to $230,443,375 compared to $206,514,065 for the same period in 2000.

Commissions to independent Agents are the largest component of the cost of management operations. Included in commission expenses are the cost of scheduled commissions earned by independent Agents on premiums written as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the direct business written and serviced by the independent Agent within the Erie Insurance Group of companies. Commission costs totaled $85,644,046 for the second quarter of 2001, a 13.2% increase over the $75,667,663 reported in the second quarter of 2000. The provision for Agent contingency awards totaled $4,126,067 and $5,056,617 for the quarters ended June 30, 2001 and 2000, respectively. Commission costs grew more slowly than the growth in direct premium written in 2001 due to lower accruals for agent contingency awards relative to 2000. Commissions grew by 12.5% to $159,237,033 from $141,483,733 recorded for the first six months of 2000.

The cost of management operations excluding commission costs increased 8.4% for the three months ended June 30, 2001 to $35,918,133 from $33,132,857 recorded in the second quarter of 2000. For the first six months of 2001, the cost of operations excluding commission costs increased 9.5% to $71,206,342 from $65,030,332 recorded for the same period in 2000. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company's personnel costs totaled $21,629,068 for the three month period ended June 30, 2001, compared to $19,721,821 for the same period in 2000, an increase of 9.7%. Personnel costs were impacted by increases in salaries and employee benefit costs. Salaries and wages increased in the second quarter 2001 due to staffing increases and employee pay rate increases while employee benefits increased due to rising medical expenses from growth in plan enrollment and claims costs. The Company's share of information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

technology infrastructure expenditures related to the Company's recently announced eCommerce initiative were $131,630 for the second quarter 2001 as the program is in its initial phase. These expenditures will continue to grow over the next five years (see "Factors That May Effect Future Results").

Net revenue from the Company's management operations increased 22.6% to $53,103,748 for the three months ended June 30, 2001 from $43,309,738 for the same period in 2000. For the six months ended June 30, 2001 net revenue from management operations totaled $96,304,006, an increase of 20.5% when compared to the first six months of 2000. The gross margin from management operations (net revenue divided by total revenue) improved to 30.4% in the second quarter of 2001, compared to the gross margin of 28.5% reported in the second quarter of 2000.

Analysis of Insurance Underwriting Operations

The underwriting loss from the insurance operations of the Company's property/casualty insurance subsidiaries, EIC and EINY, which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany pooling agreement, increased slightly during the second quarter of 2001 when compared to the same period in 2000.

The Company's insurance underwriting operations recorded underwriting losses of $1,786,331 and $1,590,083 in the second quarters of 2001 and 2000, respectively. The Company recognized premiums earned of $33,916,874 for the quarter ended June 30, 2001 a 10.6% increase over the $30,676,646 reported in the second quarter of 2000. The 2001 underwriting loss resulted from increased losses in the direct business of the Company's property/casualty subsidiaries, primarily in private passenger automobile and homeowners insurance. Commercial insurance loss ratios have improved in 2001 versus 2000 due to firmer pricing in those lines of insurance. The Company had an underwriting loss of $5,324,238 for the first six months of 2001 compared to an underwriting loss of $4,792,997 for the same period in 2000. Included in the Company's underwriting expenses are the Company's share of eCommerce initiative expenses totaling $136,388 as explained in the "Factors That May Effect Future Results" section, herein. These shared costs will continue to increase as the program develops.

EIC and EINY have in effect an all-lines aggregate excess of loss reinsurance agreement with the Exchange to limit their net retained share of ultimate net losses in any applicable accident year. This reinsurance treaty is excluded from the intercompany pooling agreement. The premium paid to the Exchange for the agreement totaled $909,617 and $748,523 for the six months ended June 30, 2001 and 2000, respectively. For the quarter ended June 30, 2001, the Company's property/casualty insurance subsidiaries recorded loss recoveries through this agreement with the Exchange amounting to $201,301 and loss recoveries amounting to $553,580 for the six months ended 2001. Loss recoveries in 2001 related to the development of accident year 1999 losses under the agreement. No recoveries were recorded under this agreement in 2000. Catastrophe losses were $49,953 and $953,758 for the quarters ended June 30, 2001 and 2000, respectively.

The GAAP combined ratio for the Company's property/casualty insurance operations was 105.3% and 105.2% for the three months ended June 30, 2001 and 2000, respectively. The GAAP combined ratio increased slightly to 108.1% for the six months ended June 30, 2001 compared to a ratio of 107.9% for the same period in 2000. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Investment Operations

Net revenue from investment operations for the second quarter of 2001 decreased 9.3% to $18,731,053 from $20,658,313 in the second quarter of 2000. During the second quarter of 2000 the Company took advantage of strong equity markets producing realized gains of $5,936,455. In the second quarter of 2001, with equity markets much weaker, the Company's realized gains on the sale of available for sale securities was $2,013,029. Equity in earnings of limited partnerships increased $1,487,052 in the second quarter of 2001 when compared with the same period in 2000 as a result of partnership gains in private equity limited partnerships.

Net revenue from investment operations for the six months ended June 30, 2001 declined 23.0% to $30,927,137 from $40,173,108 for the same period in 2000. This decrease resulted from a $8,716,362 decrease in realized gains on investments combined with a $907,967 decrease in equity in earnings of limited partnerships.

FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At June 30, 2001, the Company's investment portfolio of investment-grade bonds, common stock, preferred stock and cash and cash equivalents totaled $774 million, or 42.8%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

At June 30, 2001, 90.6% of total investments consist of fixed maturities and equity securities. Mortgage loans and limited partnerships, represented 9.4% of total investments at that date. Mortgage loans on real estate and limited partnerships have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Fixed income and real estate limited partnerships at June 30, 2001, which comprise 30.6% of the total limited partnerships, produce a predictable earnings stream while private equity limited partnerships, which comprise 69.4% of the total limited partnerships at June 30, 2001, tend to provide a less predictable earnings stream.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from management operations as the attorney-in-fact for the Exchange, the net cash flow from the EIC's 5% and the EINY's .5% participation in the underwriting results of the reinsurance pool with the Exchange, and the Company's investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The other receivable from Erie Insurance Exchange and affiliates represents the management fee receivable from premiums written but not yet collected as well as the management fee receivable on premiums collected in the current month, net of operating expenses paid by the Exchange. The amount of this receivable due from the Exchange to the Company at June 30, 2001 was $2.4 million. The Company pays commissions on premiums collected rather than written premiums. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities for the six months ended June 30, 2001 and 2000, were $45,961,028 and $60,776,981, respectively.

Dividends declared and paid to shareholders for the quarter ended June 30, 2001 and 2000, totaled $9,835,752 and $8,807,299, respectively. Dividends declared and paid for the six months ended June 30, 2001 were $19,674,569 compared to $17,660,249 for the same period ended in 2000. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flows.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at June 30, 2001 of $8,800,346 and at December 31, 2000 of $7,161,544. The primary reason for the increase in the deferred tax liability is an increase of $786,532 in unrealized gains from available-for-sale securities resulting in an increased deferred tax liability in 2001.

At June 30, 2001 and December  31,  2000,  the  Company's  receivables  from its affiliates totaled $604,171,635 and $532,008,287, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany reinsurance pool, represent a concentration of credit risk.

STOCK REPURCHASE PLAN

Beginning in 1999, the Company established a stock repurchase program. The Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. During the second quarter of 2001, 25,500 shares were repurchased at a total cost of $734,295 or an average price of $28.80. The Company repurchased 149,957 shares at a total cost of $4,300,216 during the second quarter of 2000. The Company may purchase the shares from time

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital.

FACTORS THAT MAY EFFECT FUTURE RESULTS

Rate Increases
--------------

The Erie Insurance Group has filed for rate increases in the following lines of business in the following states:

    Private passenger auto - Pennsylvania, Maryland, Indiana, North Carolina and
                             Virginia
    Commercial auto - Pennsylvania
    Workers compensation - Pennsylvania and Maryland
    Home protector - Pennsylvania, Indiana and North Carolina

These increases were sought to offset growing loss costs in these lines of business. The subsequent approval by state regulators will result in an estimated $14.9 million increase in direct written premiums of the Group for the last six months of 2001 as well as an estimated $8.3 million increase in written premium for 2002.

eCommerce Program and Related Information Technology Infrastructure Expenditures
--------------------------------------------------------------------------------

In 2001, the Company began the development of several eCommerce initiatives in support of the Erie Insurance Group's business model of distributing insurance products exclusively through independent agents. The eCommerce program includes initiatives to replace property/casualty policy administration systems as well as customer interaction systems. The eCommerce program also includes significant information technology infrastructure expenditures. The program is intended to improve service and efficiency, as well as result in increased sales. Total five-year expenditures for the program are estimated at $150 to $175 million. The cost of these initiatives will be shared among several companies of the Erie Insurance Group, including the Company. Based on preliminary estimates, which will be further refined in the second half of 2001, the after-tax effect on net income of the Company is estimated to reduce earnings per share between $0.08 and $0.12 for 2001 and between $0.05 and $0.07 per share for each of the next four years of the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the six months ended June 30, 2001. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

The Company's Annual Meeting of Shareholders was held April 24, 2001.

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

           b. The following other matter was voted upon at the meeting and the following number of affirmative votes were cast with respect to such matter:

                The proposal to ratify the selection of Brown, Schwab, Bergquist & Company as independent public accountants to perform the annual audit of the Company financial statements for the year ending December 31, 2001. This proposal received 3,008 affirmative votes with no negative votes or abstentions.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 10.41 - Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between Registrant and member companies of the Erie Insurance Group.

The Company did not file any exhibits or reports on Form 8-K during the three month period ended June 30, 2001.

Item 11.   Statement Regarding Computation of Per Share Earnings:


                                                      Three Months Ended June 30          Six Months Ended June 30
                                                     ----------------------------      ------------------------------

                                                       2001              2000              2001                2000
  Class A weighted average common shares
     outstanding (stated value $.0292)               64,020,014        64,739,369        64,034,046        64,835,690
  Class B common shares outstanding
     (stated value $70)
       Conversion of Class B shares
       to Class A shares (one share
       of Class B for 2,400 shares of
       Class A)                                       7,368,000         7,368,000         7,368,000         7,368,000
                                                    -----------       -----------       -----------       -----------

  Total weighted average shares outstanding          71,388,014        72,107,369        71,402,046        72,203,690
                                                    ===========       ===========       ===========       ===========
  Net income                                        $47,129,396       $42,518,485       $81,914,701       $78,703,461
                                                    ===========       ===========       ===========       ===========
  Net income per share                              $       .66       $       .59       $      1.15       $      1.09
                                                    ===========       ===========       ===========       ===========


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Erie Indemnity Company
                                      ----------------------
                                           (Registrant)


Date:  July 19, 2001
                                          \s\ Stephen A. Milne
                                      Stephen A. Milne, President & CEO


                                          \s\ Philip A. Garcia
                                      Philip A. Garcia,
                                      Executive Vice President & CFO