Form 10-Q
period 2001-09-30
ERIE INDEMNITY CO
filed 2001-10-24
CIK 922621

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2001

Commission file number 0-24000


                             ERIE INDEMNITY COMPANY
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                     25-0466020
--------------------------------------              ----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


100 Erie Insurance Place, Erie, Pennsylvania                     16530
--------------------------------------------                 --------------
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

          Class A Common Stock, no par value, with a stated value of $.0292 per share-- 63,862,123 shares as of October 10, 2001.

          Class B Common Stock, no par value, with a stated value of $70 per share-- 3,070 shares as October 10, 2001.

     The common stock is the only class of stock the Registrant is presently authorized to issue.

                                      INDEX

                             ERIE INDEMNITY COMPANY


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Position--September 30, 2001 and December 31, 2000

          Consolidated Statements of Operations--Three and nine months ended September 30, 2001 and 2000

          Consolidated Statements of Comprehensive Income--Three and nine months ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows--Nine months ended September 30, 2001 and 2000

          Notes to Consolidated Financial Statements--September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
Item 11.  Statement Regarding Computation of Per Share Earnings

SIGNATURES

PART I.  FINANCIAL INFORMATION

                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                   (Dollars in thousands)
                                                                             September 30,           December 31,
                  ASSETS                                                        2001                    2000
                                                                             -------------          -------------
                                                                             (Unaudited)
INVESTMENTS
  Fixed maturities at fair value
    (amortized cost of $524,929 and
     $524,172, respectively)                                                    $  545,700          $  531,546
  Equity securities at fair value (cost of $205,668
    and $184,968, respectively)                                                    209,666             204,446
  Limited partnerships (cost of $76,725 and
    $60,661,respectively)                                                           77,546              68,242
  Real estate mortgage loans                                                         5,731               6,581
                                                                                ----------          ----------
      Total investments                                                         $  838,643          $  810,815

  Cash and cash equivalents                                                         57,454              38,778
  Accrued investment income                                                         10,319               9,087
  Premiums receivable from Policyholders                                           186,964             156,269
  Prepaid federal income tax                                                             0               3,604
  Reinsurance recoverable from Erie Insurance
    Exchange                                                                       470,934             412,050
  Note receivable from Erie Family Life
    Insurance Company                                                               15,000              15,000
  Other receivables from Erie Insurance
    Exchange and affiliates                                                        179,157             119,959
  Reinsurance recoverable non-affiliates                                               279                 712
  Deferred policy acquisition costs                                                 16,633              13,202
  Property and equipment                                                            14,190              13,856
  Equity in Erie Family Life Insurance Company                                      45,956              42,331
  Other assets                                                                      61,548              44,936
                                                                                ----------          ----------
      Total assets                                                              $1,897,077          $1,680,599
                                                                                ==========          ==========

                                                                                                    (Continued)

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                    (Dollars in thousands)
                                                                            September 30,          December 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY                                         2001                   2000
                                                                           ---------------         -----------
                                                                               (Unaudited)
LIABILITIES
   Unpaid losses and loss adjustment expenses                                 $  532,262          $  477,879
   Unearned premiums                                                             312,186             263,855
   Commissions payable and accrued                                               108,626              96,823
   Accounts payable and accrued expenses                                          36,111              30,476
   Federal income tax payable                                                     18,709                   0
   Deferred income taxes                                                           7,886               7,161
   Dividends payable                                                               9,809               9,839
   Employee benefit obligations                                                   15,733              15,551
                                                                              ----------          ----------
       Total liabilities                                                      $1,041,322          $  901,584
                                                                              ----------          ----------

SHAREHOLDERS' EQUITY
   Capital Stock
     Class A common, stated value $.0292 per share;
       authorized 74,996,930 shares; 67,032,000 shares
       issued; 63,862,123 and 64,056,323 shares
       outstanding in 2001 and 2000, respectively                             $    1,955          $    1,955
     Class B common, stated value $70 per
       share; authorized 3,070 shares;
       3,070 shares issued and outstanding                                           215                 215
   Additional paid-in capital                                                      7,830               7,830
   Accumulated other comprehensive income                                         19,740              23,182
   Retained earnings                                                             918,421             831,552
                                                                              ----------          ----------
       Total contributed capital and retained earnings                        $  948,161          $  864,734

   Treasury stock, at cost 3,169,877 shares
    in 2001 and 2,975,677 shares in 2000                                     (    92,406)        (    85,719)
                                                                              ----------          ----------
       Total shareholders' equity                                             $  855,755          $  779,015
                                                                              ----------          ----------
       Total liabilities and shareholders' equity                             $1,897,077          $1,680,599
                                                                              ==========          ==========

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended         Nine Months Ended
                                                                 September 30              September 30
                                                           -----------------------    ----------------------
                                                               2001         2000         2001         2000
                                                               (Amounts in thousands, except per share data)
MANAGEMENT OPERATIONS:

   Management fee revenue                                  $  167,308   $  145,719    $  480,805   $  421,992
   Service agreement revenue                                    7,089        6,553        20,339       16,722
                                                           ----------   ----------    ----------   ----------
     Total revenue from management operations                 174,397      152,272       501,144      438,714
   Cost of management operations                              119,353      107,855       349,796      314,369
                                                           ----------   ----------    ----------   ----------
     Net revenue from
       management operations                               $   55,044   $   44,417    $  151,348   $  124,345
                                                           ----------   ----------    ----------   ----------

INSURANCE UNDERWRITING OPERATIONS:

   Premiums earned                                         $   34,766   $   31,194    $  100,857   $   91,762
   Losses and loss adjustment expenses incurred                35,017       25,216        88,074       73,180
   Policy acquisition and other underwriting
       expenses                                                10,338        8,720        28,696       26,117
                                                           ----------   ----------     ---------   ----------
     Total losses and expenses                                 45,355       33,936       116,770       99,297
                                                           ----------   ----------    ----------   ----------
     Underwriting loss                                    ($   10,589) ($    2,742)  ($   15,913) ($    7,535)
                                                           ----------   ----------    ----------   ----------

INVESTMENT OPERATIONS:

   Net investment income                                   $   12,347   $   12,016    $   36,855   $   35,652
   Net realized (loss) gain on investments                (     5,451)       3,944   (     2,726)      15,385
   Equity in earnings of Erie Family
       Life Insurance Company                                     327        1,304         2,513        3,983
   Equity in (losses) earnings of limited
       partnerships                                       (       229)       1,722         1,279        4,139
                                                           ----------   ----------    ----------   ----------
     Net revenue from investment operations                $    6,994   $   18,986    $   37,921   $   59,159
                                                           ----------   ----------    ----------   ----------
     Income before income taxes                            $   51,449   $   60,661    $  173,356   $  175,969
   Provision for income taxes                                  17,019       19,469        57,011       56,073
                                                           ----------   ----------    ----------   ----------
     Net income                                            $   34,430   $   41,192    $  116,345   $  119,896
                                                           ==========   ==========    ==========   ==========
     Net income per share (b)                              $     0.48   $     0.57    $     1.63   $     1.66
                                                           ==========   ==========    ==========   ==========
     Operating income (a)                                  $   37,973   $   38,629    $  118,117   $  109,896
                                                           ==========   ==========    ==========   ==========
     Operating income per share (b)                        $     0.53   $     0.54    $     1.65   $     1.52
                                                           ==========   ==========    ==========   ==========
     Weighted average shares outstanding                       71,346       71,871        71,380       72,092
                                                           ==========   ==========    ==========   ==========

(a)      Operating income excludes net realized gain/loss on investments and related federal income taxes.
(b)      Based on weighted average shares outstanding.

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                              Three Months Ended        Nine Months Ended
                                                                 September 30              September 30
                                                          ------------------------   ------------------------
                                                                2001        2000        2001          2000
                                                                           (In thousands)
Net income                                                 $   34,430   $   41,192    $  116,345   $  119,896
                                                           ----------   ----------    ----------   ----------
  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising
      during period                                       (    10,602)       4,518   (     8,021)      25,845
    Reclassification adjustment for (losses)
      gains included in net income                              5,451  (     3,944)        2,726   (   15,385)
                                                          -----------    ---------   -----------    ---------
      Net unrealized holding (losses) gains
        arising during period                             ($    5,151)  $      574   ($    5,295)  $   10,460

  Income tax benefit (expense) related to
    unrealized gains or losses                                  1,802  (       201)        1,853  (     3,661)
                                                           ----------   ----------    ----------   ----------
  Other comprehensive (loss) income, net of tax           ($    3,349)  $      373   ($    3,442)  $    6,799
                                                           ----------   ----------    ----------   ----------
  Comprehensive income                                     $   31,081   $   41,565    $  112,903   $  126,695
                                                           ==========   ==========    ==========   ==========

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended       Nine Months Ended
                                                                       September 30, 2001      September 30, 2000
                                                                       ------------------      ------------------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                         $   116,345             $   119,896
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                                       2,306                   2,007
            Deferred income tax expense (benefit)                               3,820            (      1,674)
            Amortization of deferred policy acquisition costs                  17,852                  17,181
            Realized loss (gain) on investments                                 2,726            (     15,385)
            Equity in earnings of limited partnerships                   (      1,279)           (      4,139)
            Net amortization of bond discount                            (        156)           (          7)
            Undistributed earnings of Erie Family Life                   (      1,317)           (      2,879)
            Deferred compensation                                                 119                     783
       Increase in accrued investment income                             (      1,231)           (      2,101)
       Increase in receivables                                           (    148,346)           (     77,281)
       Policy acquisition costs deferred                                 (     21,283)           (     18,819)
       Increase in prepaid expenses and other assets                     (     11,497)           (      1,132)
       Increase in accounts payable and accrued expenses                        5,698                   7,293
       Increase in commissions payable and accrued                             11,803                   4,630
       Increase in income taxes payable                                        22,313                   4,077
       Increase in loss reserves                                               54,383                  31,387
       Increase in unearned premiums                                           48,331                  33,100
                                                                          -----------             -----------
            Net cash provided by operating activities                     $   100,587             $    96,937

CASH FLOWS FROM INVESTING ACTIVITIES
       Net purchase of investments (Note C)                              ($    23,162)           ($    27,760)
       Sales or distributions of limited partnerships                           5,687                   5,746
       Investments in limited partnerships                               (     20,488)           (     15,753)
       Purchase of property and equipment                                (      1,821)           (         17)
       Purchase of computer software                                     (        818)           (        733)
       Loans to agents                                                   (      6,903)           (      1,252)
       Collections on agent loans                                               1,788                   1,293
                                                                          -----------             -----------
           Net cash used in investing activities                         ($    45,717)           ($    38,476)

CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid to shareholders                                    ($    29,507)           ($    26,447)
       Treasury stock                                                    (      6,687)           (     21,836)
                                                                          -----------             -----------
           Net cash used in financing activities                         ($    36,194)           ($    48,283)
                                                                          -----------             -----------
       Net increase in cash and cash equivalents                               18,676                  10,178
       Cash and cash equivalents at beginning of period                        38,778                  24,214
                                                                          -----------             -----------
          Cash and cash equivalents at end of period                      $    57,454             $    34,392
                                                                          ===========             ===========

Supplemental disclosures of cash flow information:
   Income tax payments                                                    $    31,571             $    53,668

Dividends declared per share:
----------------------------
    Class A non-voting common                                             $     0.458             $     0.405
                                                                          -----------             -----------
    Class B common                                                        $     68.63             $     60.75
                                                                          -----------             -----------

See Notes to Consolidated Financial Statements.


                             ERIE INDEMNITY COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             All dollar amounts are in thousands except per share data

NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its' wholly owned subsidiaries Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 23, 2001.


NOTE B -- EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (63,977,939 and 64,502,951 at the quarters ended September 30, 2001 and 2000, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2001 and 2000) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 71,345,939 for the quarter ended September 30, 2001 and 71,870,951 for the same period a year ago. For the nine months ended September 30, 2001 weighted average equivalent shares outstanding were 71,379,614 compared to 72,091,967 for the nine months ended September 30, 2000.


NOTE C - INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of comprehensive income and shareholders' equity. Investments that have declined in value below cost and for which the decline is considered to be "other than temporary" by management are written down to realizable value. Such write downs are made directly on an individual security basis and are recorded as a component of net realized gains/losses on investments in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of available-for-sale securities:

                                                                            Gross               Gross           Estimated
                                                      Amortized           Unrealized          Unrealized           Fair
                                                        Cost                Gains               Losses            Value
                                                     -----------         -----------         -----------       ----------
September 30, 2001

Fixed maturities:
----------------
  U.S. treasuries & government
     agencies                                           $ 11,211           $    633           $      0           $ 11,844
  States & political subdivisions                         38,511              2,290                  0             40,801
  Special revenue                                        110,046              4,347                  0            114,393
  Public utilities                                        27,286              1,346                292             28,340
  U.S. industrial & miscellaneous                        292,729             12,466              2,052            303,143
  Foreign                                                 27,584              1,002                  7             28,579
                                                        --------           --------           --------           --------
       Total bonds                                      $507,367           $ 22,084           $  2,351           $527,100

  Redeemable preferred stock                              17,562              1,055                 17             18,600
                                                        --------           --------           --------           --------
       Total fixed maturities                           $524,929           $ 23,139           $  2,368           $545,700
                                                        --------           --------           --------           --------

Equity securities:
------------------
  Common stock:
     U.S. banks, trusts &
       insurance companies                              $  3,651           $    838           $     44           $  4,445
     U.S. industrial &
       miscellaneous                                      65,206             24,932             21,292             68,846
     Foreign                                               4,936                366              1,609              3,693
  Non redeemable
     preferred stock:
     U.S. banks, trusts &
       insurance companies                                15,684                797                 85             16,396
     U.S. industrial &
       miscellaneous                                      91,593              3,296              4,097             90,792
     Foreign                                              24,598              1,260                364             25,494
                                                        --------           --------           --------           --------
       Total equity securities                          $205,668           $ 31,489           $ 27,491           $209,666
                                                        --------           --------           --------           --------
       Total available-for-sale
          securities                                    $730,597           $ 54,628           $ 29,859           $755,366
                                                        ========           ========           ========           ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                      Gross              Gross           Estimated
                                                 Amortized          Unrealized         Unrealized           Fair
                                                   Cost               Gains              Losses            Value
                                                -----------         -----------       -----------        ----------
December 31, 2000

Fixed maturities:
----------------
U.S. treasuries & government
   agencies                                      $ 11,216           $    420           $     24           $ 11,612
States & political subdivisions                    50,337              1,656                 34             51,959
Special revenue                                   110,855              3,779                 68            114,566
Public utilities                                   23,221                550                207             23,564
U.S. industrial & miscellaneous                   267,231              4,770              5,940            266,061
Foreign                                            30,082                238                406             29,914
                                                  -------           --------           --------           --------
     Total bonds                                 $492,942           $ 11,413           $  6,679           $497,676

Redeemable preferred stock                         31,230              3,341                701             33,870
                                                  -------           --------           --------           --------
     Total fixed maturities                      $524,172           $ 14,754           $  7,380           $531,546
                                                 --------           --------           --------           --------

Equity securities:
-----------------
Common stock:
   U.S. banks, trusts &
     insurance companies                         $  3,651           $    422           $    275           $  3,798
   U.S. industrial &
     miscellaneous                                 63,662             38,286             15,343             86,605
   Foreign                                          7,100                581              2,719              4,962
Nonredeemable
   preferred stock:
   U.S. banks, trusts &
     insurance companies                           22,094                 97                 66             22,125
   U.S. industrial &
     miscellaneous                                 62,266              1,987              3,119             61,134
   Foreign                                         26,195                217                590             25,822
                                                  -------           --------           --------           --------
     Total equity securities                     $184,968           $ 41,590           $ 22,112           $204,446
                                                 --------           --------           --------           --------
     Total available-for-sale
        securities                               $709,140           $ 56,344           $ 29,492           $735,992
                                                 ========           ========           ========           ========



The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. A fee is paid to the Company by the borrower. Collateral that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. The Company had loaned securities with a market value of $34,600 and $18,800 secured by collateral of $35,600 and $19,300 at September 30, 2001 and 2000, respectively. The borrower of the securities is not permitted to sell or replace the security on loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of net realized (loss) gain on investments as reported on the Consolidated Statements of Operations are included below. The securities that were written down during the third quarter of 2001 were in the internet, telecommunication equipment, semi-conductor and software development industry segments.

                                                  Three Months Ended       Nine Months Ended
                                                     September 30              September 30
                                                ---------------------    --------------------
                                                  2001       2000          2001      2000
     Fixed maturities:
     ----------------
     Gross realized gains                       $ 1,056     $   462      $ 3,697     $ 1,551
     Gross realized losses                     (    316)   (     16)    (    503)   (    206)
                                                -------     -------      -------     -------
         Net realized gain                      $   740     $   446      $ 3,194     $ 1,345
                                                -------     -------      -------     -------

     Equity securities:
     -----------------
     Gross realized gains                       $   190     $ 4,568      $ 4,045     $16,143
     Gross realized losses                     (    645)   (  1,070)    (  4,229)   (  2,103)
     Write downs                               (  5,736)          0     (  5,736)          0
                                                --------    -------      -------     -------
         Net realized (loss) gain              ($ 6,191)    $ 3,498     ($ 5,920)    $14,040
                                                -------     -------      -------     -------
         Net realized (loss) gain on
          investments                          ($ 5,451)    $ 3,944     ($ 2,726)    $15,385
                                                =======     =======      =======     =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Limited partnerships include U.S. and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small-to medium-sized companies. The private equity limited partnerships are carried at estimated market value with unrealized gains and losses, net of deferred taxes, reflected in shareholders' equity in accumulated other comprehensive income. Limited partnerships that have declined in value below cost and for which the decline is considered to be "other than temporary" by management are written down to realizable value. Such write downs are made directly on an individual limited partnership basis and are recorded as a component of net realized gains/losses on investments in the Consolidated Statement of Operations. Investment income or loss is recognized on the sale of the equity investment. Real estate and fixed income limited partnerships are recorded using the equity method, which approximates the Company's share of the carrying value of the partnership. The components of equity in (losses) earnings of limited partnerships as reported on the Consolidated Statements of Operations are as follows:

                                                           Three Months Ended           Nine Months Ended
                                                              September 30                 September 30
                                                          --------------------         ------------------
                                                             2001     2000               2001       2000
   Private equity                                         ($  961)  $ 1,045            ($   373)  $   977
   Real estate                                                456       228               1,318     1,783
   Fixed income                                               276       449                 334     1,379
                                                          -------   -------             -------   -------
     Total equity in (losses) earnings of
     limited partnerships                                 ($  229)  $ 1,722             $ 1,279   $ 4,139
                                                           ======   =======             =======   =======


The Company began using forward currency contracts to hedge the risks related to investments in partnerships in 2001. The Company recognized a gain on these contracts of $96 during the quarter ended September 30, 2001. For the nine months ended 2001 gains on these contracts totaled $50 and are included in the Consolidated Statements of Operations.

Mortgage loans on commercial real estate are recorded at unpaid balances, adjusted for amortization of premium or discount. A valuation allowance would be provided for impairment in net realizable value based on periodic valuations as needed.

Net purchases of investments as presented in the Consolidated Statements of Cash Flows consist of the following:


                                             Nine Months Ended           Nine Months Ended
                                             September 30, 2001          September 30, 2000
                                            -------------------        ---------------------
   Purchase of investments:
       Fixed maturities                        ($ 161,360)                 ($ 118,335)
       Equity securities                       (   43,267)                 (   46,441)
                                                ---------                   ---------
          Total purchases                      ($ 204,627)                 ($ 164,776)
                                                ---------                   ---------
   Sales/maturities of investments:
       Sales of fixed maturities                $  79,485                   $  47,634
       Calls of fixed maturities                   61,249                      40,830
       Equity securities                           39,881                      46,938
       Mortgage loans                                 850                       1,614
                                                ---------                   ---------
          Total sales/maturities                $ 181,465                   $ 137,016
                                                ---------                   ---------
          Net purchase of investments          ($  23,162)                 ($  27,760)
                                                =========                   =========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D -- SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company has a 21.63% investment in Erie Family Life Insurance Company (EFL) and accounts for this investment using the equity method of accounting.

The following represents condensed financial statement information for EFL on a GAAP basis:

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                        2001          2000
Revenues                                                             $  79,066     $  87,208
Benefits and expenses                                                   61,302        59,054
                                                                     ---------     ---------
Income before income taxes                                              17,764        28,154
Income taxes                                                             6,147         9,741
                                                                     ---------     ---------
Net income                                                           $  11,617     $  18,413
                                                                     =========     =========
Comprehensive income                                                 $  22,285     $  28,631
                                                                     =========     =========
Dividends paid to shareholders                                       $   5,387     $   4,961
                                                                     =========     =========
Net unrealized appreciation on investment
  securities at September 30, net of deferred taxes                  $  14,355     $   7,874
                                                                     =========     =========


NOTE E -- NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15 million from EFL in the form of a surplus note. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL accrued interest of $242 in the third quarters of 2001 and 2000 which is payable to the Company.

NOTE F -- TREASURY STOCK

In December 1998 the Board of Directors of the Company approved a stock repurchase plan beginning January 1, 1999, under which the Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. At September 30, 2001 the Company had repurchased $92.4 million in stock. Treasury shares are recorded on the Consolidated Statements of Financial Position at cost.

NOTE G -- eCOMMERCE PROGRAM AND RELATED INFORMATION TECHNOLOGY  INFRASTRUCTURE

During March 2001, the Company and the insurance Companies of the Erie Insurance Group entered into the Cost Sharing Agreement For Information Technology Development ("Agreement"). The Agreement describes how member companies of The Erie Insurance Group will share the costs to be incurred for the development of new property/casualty policy administration and customer relationship management systems. The Agreement further specifies how related enabling technology costs, such as technical development and architectural tools will be shared among the group. The Agreement provides that such costs will be shared among the property/casualty insurance companies in a manner consistent with the sharing of insurance transactions under an existing intercompany pooling agreement. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G -- eCOMMERCE PROGRAM AND RELATED INFORMATION TECHNOLOGY  INFRASTRUCTURE
         (Continued)

costs are included in the Policy Acquisition and Other Underwriting Costs in the Consolidated Statements of Operations. The Company's share of these costs, incurred by the insurance subsidiaries of the Company, amounted to $410 during the third quarter of 2001. For the nine months ended September 30, 2001 the Company's share of these costs incurred totaled $602.

Certain other costs of the eCommerce Program are related to Information Technology Infrastructure and are not included under the Agreement. These costs are included in the Cost of Management Operations in the Consolidated Statements of Operations. The Company's share of the expenses amounted to $355 during the third quarter 2001. For the nine months ended September 30, 2001, total infrastructure costs were $486.

NOTE H -- SEGMENT INFORMATION

The Company operates its business as two reportable segments - management operations and property/casualty insurance operations. The Company's principal operations consist of serving as attorney-in-fact for the Erie Insurance Exchange (Exchange), which constitutes its management operations. The Company's property/casualty insurance operations arise through direct business of its subsidiaries and by virtue of a pooling agreement between its subsidiaries and the Exchange. The performance of the personal lines, commercial lines and reinsurance is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized financial information for these operations is presented below:

                                                             Three Months Ended                 Nine Months Ended
                                                              September 30                       September 30
                                                      ------------------------------     ------------------------------
                                                        2001              2000               2001             2000
     Management Operations:
     ----------------------
     Revenue:
       Management fee revenue                         $    167,308      $    145,719     $    480,805      $    421,992
       Service agreement revenue                             7,089             6,553           20,339            16,722
                                                      ------------      ------------     ------------      ------------
         Total revenue from management
         operations                                        174,397           152,272          501,144           438,714
         Net revenue from investment
         operations                                          1,785            14,475           22,987            45,463
                                                      ------------      ------------     ------------      ------------
       Total revenue                                  $    176,182      $    166,747     $    524,131      $    484,177
                                                      ============      ============     ============      ============
     Income before taxes                              $     56,829      $     58,892     $    174,335      $    169,808
                                                      ============      ============     ============      ============
     Net income                                       $     38,400      $     39,776     $    116,923      $    114,871
                                                      ============      ============     ============      ============

     Property/Casualty Operations:
     -----------------------------
     Revenue:
       Premiums earned:
         Commercial lines                             $      9,042      $      7,351     $     25,627      $     20,980
         Personal lines                                     24,778            22,664           72,137            67,031
         Reinsurance                                         2,208             2,100            6,474             6,088
                                                      ------------      ------------     ------------      ------------
           Total premiums earned (SAP)                      36,028            32,115          104,238            94,099
         GAAP adjustments                            (       1,262)    (         921)   (       3,381)    (       2,337)
                                                      ------------      ------------     ------------      ------------
           Total premiums earned (GAAP)                     34,766            31,194          100,857            91,762
     Net revenue from investment
     operations                                              5,209             4,511           14,934            13,696
                                                      ------------      ------------     ------------      ------------
     Total revenue                                    $     39,975      $     35,705     $    115,791      $    105,458
                                                      ============      ============     ============      ============

     Expense:
       Losses and expenses:
         Commercial lines                             $     10,089      $      7,726     $     28,554      $     23,591
         Personal lines                                     28,132            24,467           79,434            68,812
         Reinsurance                                         8,355             2,715           12,213             8,532
                                                      ------------      ------------     ------------       -----------
           Total losses and loss expenses
           (SAP)                                            46,576            34,908          120,201           100,935
       GAAP adjustments                              (       1,221)    (         972)   (       3,431)    (       1,638)
                                                      ------------      ------------     ------------      ------------
           Total losses and loss expenses
            (GAAP)                                    $     45,355      $     33,936     $    116,770      $     99,297
                                                      ============      ============     ============      ============
     (Loss) Income before taxes                      ($      5,380)     $      1,769    ($        979)     $      6,161
                                                      ============      ============     ============      ============

     Net (loss) income                               ($      3,970)     $      1,416    ($        578)     $      5,025
                                                      ============      ============     ============      ============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following information further describes the financial results of the Company by segment, as presented on the previous page.

Management fee revenue by line of business:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30                      September 30
                                                      ------------------------------     ------------------------------
                                                          2001                2000              2001             2000
       Private Passenger Auto                         $     92,807      $     83,667     $    262,901      $    240,517
       Commercial Auto                                      13,007            10,697           39,963            33,174
       Homeowner                                            28,916            25,349           76,373            67,265
       Commercial Multi-Peril                               16,087            12,309           48,569            37,987
       Workers' Compensation                                11,678             9,643           38,829            30,948
       All Other Lines of Business                           4,813             4,054           14,170            12,101
                                                      ------------      ------------     ------------      ------------
        Total                                         $    167,308      $    145,719     $    480,805      $    421,992
                                                      ============      ============     ============      ============


Policy counts for Erie Insurance Group property/casualty operations:

                    Private                                                                All other
                  Passenger        CML*                           CML*         Workers'    Lines of
      Date            Auto         Auto       Homeowner        Multi-Peril     Comp.       Business         Total
   -----------   ----------      ------     -----------       ------------    -------     ----------       ---------
   12/31/99      1,274,869       82,760        917,902          174,085       43,508         196,725        2,689,849
   03/31/00      1,287,868       83,534        931,971          178,191       44,235         199,580        2,725,379
   06/30/00      1,305,888       85,089        952,325          184,913       45,408         204,412        2,778,035
   09/30/00      1,324,104       86,592        971,213          190,120       46,529         208,832        2,827,390
   12/31/00      1,337,280       87,567        986,654          195,137       47,156         211,759        2,865,553
   03/31/01      1,356,651       89,388      1,003,517          200,671       48,104         215,747        2,914,078
   06/30/01      1,382,419       91,794      1,029,339          208,388       49,711         221,993        2,983,644
   09/30/01      1,408,092       94,204      1,053,014          215,039       50,984         227,467        3,048,800



Retention rates for Erie Insurance Group property/casualty operations:

                    Private                                                                All other
                  Passenger        CML*                          CML*          Workers'    Lines of
      Date            Auto         Auto       Homeowner        Multi-Peril     Comp.       Business            Total
   -----------    ---------      -------    -----------       ------------    ---------   ----------        ---------
   12/31/99          91.58%       89.27%         90.47%           87.42%        87.59%         86.85%           90.45%
   03/31/00          91.83        89.52          90.66            88.08         88.52          87.23            90.72
   06/30/00          92.03        89.53          90.89            88.19         88.62          87.57            90.92
   09/30/00          92.19        89.90          90.88            88.38         88.67          87.75            91.03
   12/31/00          92.31        89.80          90.75            88.14         88.48          87.64            91.01
   03/31/01          92.24        90.29          90.71            88.59         89.06          87.75            91.03
   06/30/01          92.25        90.35          90.68            88.44         88.76          88.00            91.01
   09/30/01          92.22        90.16          90.43            88.35         88.53          87.95            90.89

*CML = Commercial


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

OPERATING RESULTS

Financial Overview

Consolidated net income for the third quarter of 2001 decreased 16.4% to $34,430,497 or $.48 per share, from $41,192,193 or $.57 per share during the third quarter of 2000. Net income was negatively impacted by the September 11th terrorist attacks on the World Trade Center combined with realized capital losses on investments during the third quarter of 2001. For the nine months ended September 30, 2001 consolidated net income was $116,345,198, a 3.0% decrease from the $119,895,654 earned in 2000 for the same period. Net income per share decreased 2.0% to $1.63 per share in the first nine months of 2001 compared to $1.66 per share recorded a year earlier. Improved earnings from management operations resulting from a 13.9% increase in management fees were offset by increased losses experienced in the Company's insurance underwriting operations as well as decreased revenue from investment operations for the nine months ended September 30, 2001 when compared to the same period in 2000.

Operating income (net income excluding realized gains/losses and related federal income taxes) decreased slightly to $37,973,228 for the quarter ended September 30, 2001 from $38,628,694 for the same period in 2000. Operating income per share for the third quarter of 2001 was $.53 per share, down 1.0% from $.54 per share for the same period one year ago. For the nine months ended September 30, 2001, operating income increased 7.5% to $118,116,936 from $109,895,527 reported for the same period in 2000. Operating income per share increased 8.6% to $1.65 per share in the first nine months of 2001 from $1.52 per share for the same period in 2000.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue, derived from the management operations of the Company serving as attorney-in-fact for the Exchange, increased 14.8% to $167,307,976 for the three months ended September 30, 2001 from $145,719,261 for the three months ended September 30, 2000. Management fee revenue increased to $480,804,743 in the first nine months of 2001 compared to $421,991,451 for the same period in 2000 (see also Note H, "Segment Information" which displays management fee revenue by line of business). The management fee rate charged the Exchange was 25% for all periods presented. The Company's Board of Directors has the authority to change the management fee rate at its discretion, but the rate cannot exceed 25%.

The property/casualty direct written premium of the Erie Insurance Group, upon which management fee revenue of the Company is calculated, grew 14.8% to $669,231,901 in the third quarter of 2001 from $582,877,042 for the same period in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


For the nine months ended September 30, 2001, written premiums increased 13.9% to $1,923,218,968 compared to $1,687,965,795 written for the first nine months of 2000.

Continued improvement in new policy growth drove the gains experienced in the Group's direct written premium. Policies in force increased an annualized 7.8% to 3,048,800 at September 30, 2001 from 2,827,390 at September 30, 2000. Policy retention (the percentage of current Policyholders who have renewed their policies) was 90.89% and 91.03% for the periods ended September 30, 2001 and 2000, respectively, for all lines of business combined. (see also Note H, "Segment Information" which contains retention rates by line of business).

Service agreement revenue grew by 8.2% to $7,088,812 for the three months ended September 30, 2001 from $6,552,886 for the same period in 2000. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $4,299,884 and $3,828,806 for the quarters ended September 30, 2001 and 2000, respectively. Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a service fee of 7.0% of non-affiliated assumed reinsurance premiums. These fees totaled $2,788,928 and $2,724,080 for the three months ended September 30, 2001 and 2000 respectively, on net voluntary assumed reinsurance premiums.

For the nine months ended September 30, 2001 service agreement revenue increased 21.6% to $20,339,426 from $16,722,381. Service charges increased 33.0% to
$12,032,061 from $9,050,269. Impacting this increase was service charge increases from $2 to $3 per installment for policies renewing in most states beginning June of 2000.

The cost of management operations increased 10.7% for the third quarter of 2001 to $119,353,171 from $107,854,662 during the third quarter of 2000. For the nine months ended September 30, 2001, the cost of management operations grew by 11.3% to $349,796,546 compared to $314,368,727 for the same period in 2000.

Commissions to independent Agents are the largest component of the cost of management operations. Included in commission expenses are the cost of scheduled commissions earned by independent Agents on premiums written as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the direct business written and serviced by the independent Agent within the Erie Insurance Group of companies. Commission costs totaled $84,910,266 for the third quarter of 2001, a 13.3% increase over the $74,975,430 reported in the third quarter of 2000. Commission costs grew more slowly than the growth in direct premium written in the third quarter 2001 due to lower accruals for agent contingency awards relative to the third quarter 2000. The provision for Agent contingency awards totaled $3,825,272 and $4,854,089 for the quarters ended September 30, 2001 and 2000, respectively. Commissions grew by 12.8% to $244,147,299 from $216,459,163 recorded for the nine months ended September 30, 2000.

The cost of management operations excluding commission costs, increased 4.8% for the three months ended September 30, 2001 to $34,442,905 from $32,879,232 recorded in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Included in these costs are amounts related to the Company's share of information technology infrastructure expenditures related to the Company's eCommerce initiative launched earlier this year which totaled $354,748 for the third quarter 2001. For the nine months ended September 30, 2001, these infrastructure costs totaled $486,378. These expenditures will continue to be incurred over the next three years (see "Factors That May Effect Future Results" section herein).

The gross margin from management operations (net revenue divided by total revenue) increased to 31.6% in the third quarter of 2001, compared to the gross margin of 29.2% reported in the third quarter of 2000. For the nine months ended September 30, 2001, the gross margin from management operations increased to 30.2% from 28.3% for the same period in 2000.

Analysis of Insurance Underwriting Operations

The underwriting loss from the insurance operations of the Company's property/casualty insurance subsidiaries, EIC and EINY, which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany pooling agreement, increased during the third quarter of 2001 when compared to the same period in 2000. The Company's insurance underwriting operations recorded underwriting losses of $10,588,452 and $2,742,068 in the third quarters of 2001 and 2000, respectively. The third quarter 2001 loss includes the Company's 5.5% share of the Erie Insurance Group's estimated incurred losses from the September 11th terrorist attacks on the World Trade Center. These losses, net of recoveries under the excess of loss reinsurance agreement with the Erie Insurance Exchange, totaled $5.8 million before taxes. After taxes, these losses totaled about $.06 a share.

The Company had an underwriting loss of $15,912,690 for the first nine months of 2001 compared to an underwriting loss of $7,535,065 for the same period in 2000. Included in the Company's underwriting expenses are the Company's share of eCommerce initiative expenses totaling $410,443 for the quarter ended September 30, 2001. For the nine months ended September 30, 2001 eCommerce underwriting expenses were $601,981 (See "Factors That May Effect Future Results" section, herein). These shared costs will continue to increase as the program develops.

The Erie Insurance Group's reinsurance business has incurred losses estimated at $150 million due to the September 11th attacks on the World Trade Center. With respect to the direct business of the Erie Insurance Group, the initial claim volume is minor with incurred losses amounting to less than $250,000.

The Company's share of these losses, resulting from EIC and EINY's participation in the intercompany pooling agreement with the Exchange totaled $8,250,000 for the quarter ended September 30, 2001, before consideration of excess of loss reinsurance recoveries discussed below.

EIC and ENY have in effect an all-lines aggregate excess of loss reinsurance agreement with the Exchange to limit their net retained share of ultimate net losses in any applicable accident year. This reinsurance treaty is excluded from the intercompany pooling agreement. The premium paid to the Exchange for the agreement totaled $1,449,617 and $1,198,522 for the nine months ended September 30, 2001 and 2000 respectively. Recoveries during the third quarter 2001 amounted to $3,058,718, of which $2,410,555 relates directly to the events of September 11th. The balance of recoveries recorded in the third quarter 2001 relate to the 1999 accident year under the agreement. No amounts were recovered under this reinsurance agreement for the year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Loss and loss adjustment expenses were $35,017,107 for the three months ended September 30, 2001. Excluding the net impact of the September 11th events, losses and loss adjustment expenses would have increased to $29,177,662 for the third quarter 2001 compared to $25,216,190 for the third quarter 2000.

The GAAP combined ratio for the Company's property/casualty insurance operations was 130.5% and 108.8% for the three months ended September 30, 2001 and 2000, respectively. The GAAP combined ratio increased to 115.8% for the nine months ended September 30, 2001 compared to a ratio of 108.2% for the same period in 2000. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. The higher ratios in 2001 reflect the impact of the September 11th events, as well as increased losses from the direct business of the Company's property/casualty subsidiaries, primarily in private passenger automobile, homeowners and commercial insurance. There were no weather-related catastrophe losses on direct business of the Erie Insurance Group for the quarter ended September 30, 2001. Catastrophe losses were $383,387 for the quarter ended September 30, 2000.
Catastrophe losses were $114,023 and $1,137,145 for the nine months ended September 30, 2001 and 2000, respectively.

Analysis of Investment Operations

Net revenue from investment operations for the third quarter of 2001 decreased $11,992,259 to $6,994,026. The Company realized net losses on investments in the third quarter of 2001 of $5,450,356 compared to realized gains on investments of $3,943,844 in the third quarter of 2000. During the third quarter of 2001 the equity markets continued to decline sharply. The decline in equity markets was further exacerbated by the September 11th terrorist attacks. As a result, the Company took a charge in the third quarter of 2001 to recognize impairment of certain equity securities during the quarter where the decline in market value was considered to be other than temporary. The Company's analysis of investments considers various factors such as the underlying financial condition and future growth and earnings prospects of the issuer. Management also considers market conditions and their effect on specific industries. During the third quarter of 2001, certain segments of the technology sector suffered setbacks causing management to believe declines in the market value of certain holdings in this segment was other than temporary. Once declines in value are determined to be other than temporary by management, the security is sold or written down to its realizable value. Realized losses related to the impairment in market value of equity securities totaled $5,736,463 for the quarter ended September 30, 2001. Third quarter impairments were partially offset by $286,107 of realized gains on securities in the third quarter of 2001.

Equity in earnings of Erie Family Life Insurance Company (EFL) totaled $326,953 in the third quarter 2001 compared to $1,303,442 in the third quarter 2000. This decline in value of the Company's 21.6 percent share of EFL is related to similar write downs to investments taken in the third quarter 2001 on EFL's Statement of Operations.

Net revenue from investment operations for the nine months ended September 30, 2001 declined to $37,921,163 from $59,159,393 for the same period in 2000. This decrease resulted from the write downs of securities discussed above as well as a decrease in the equity in earnings of limited partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Private equity and fixed income limited partnerships realized losses of $39,058 for the nine months ended September 30, 2001 compared to earnings of $2,356,169 for the same period of 2000. Real estate limited partnerships reflected earnings of $1,317,645 for the nine months ended September 30, 2001 compared to earnings of $1,783,232 for the same period of 2000.

FINANCIAL CONDITION

Investments

The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At September 30, 2001, the Company's investment portfolio of investment-grade bonds, common stock, preferred stock and cash and cash equivalents totaled $792 million, or 41.7%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

At September 30, 2001, 90.1% of total investments consist of fixed maturities and equity securities. Mortgage loans and limited partnerships, represented 9.9% of total investments at that date. Mortgage loans on real estate and limited partnerships have the potential for higher returns, but also carry more risk, including less liquidity and greater uncertainty in the rate of return. Fixed income and real estate limited partnerships at September 30, 2001, which comprise 31.8% of the total limited partnerships, produce a predictable earnings stream while private equity limited partnerships, which comprise 68.2% of the total limited partnerships at September 30, 2001, tend to provide a less predictable earnings stream.

The Company's investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly.

The Company's portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company's objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries; concentrations in any one company or industry are limited by parameters established by management and the Company's Board of Directors.

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


management fee, funds are generally received from the Exchange on a premiums collected basis. The other receivable from Erie Insurance Exchange and affiliates represents the management fee receivable from premiums written but not yet collected as well as the management fee receivable on premiums collected in the current month, net of operating expenses paid by the Exchange. The amount of this receivable due from the Exchange to the Company at September 30, 2001 was $17.6 million. The Company pays commissions on premiums collected rather than written premiums. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities for the nine months ended September 30, 2001 and 2000, were $100,586,985 and $96,936,330, respectively.

Dividends declared and paid to shareholders for the quarters ended September 30, 2001 and 2000, totaled $9,832,321 and $8,787,056, respectively. For the nine months ended September 30, 2001 dividends declared and paid were $29,506,890 compared to $26,447,305 for the same period ended in 2000. There are no regulatory restrictions on the payment of dividends to the Company's shareholders, although there are state law restrictions on the payment of dividends from the Company's insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company's cash flows.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred tax assets and liabilities resulted in net deferred tax liabilities at September 30, 2001 of $7,885,800 and at December 31, 2000 of $7,161,544. The primary reason for the increase in the deferred tax liability is an increase in unrealized gains from available-for-sale securities and limited partnerships in 2001.

At September 30, 2001 and December 31, 2000, the Company's receivables from its affiliates totaled $650,091,584 and $532,008,287, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany pooling agreement, represent a concentration of credit risk.

STOCK REPURCHASE PLAN

Beginning in 1999, the Company established a stock repurchase program. The Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. During the third quarter of 2001, 151,600 shares were repurchased at a total cost of $5,475,999 or an average price of $36.12. The Company repurchased 226,181 shares at a total cost of $6,867,918 or an average price of $30.36 in the third quarter of 2000. During the first nine months of 2001, 194,200 shares were repurchased at a total cost of $6,686,588 or an average price of $34.43 compared to 728,888 shares repurchased for the same period in 2000 at a total cost of $21,835,828 or an average price of $29.26. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company's capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FACTORS THAT MAY EFFECT FUTURE RESULTS

Rate Increases

The Erie Insurance Group has filed for rate increases in the following lines of business in the following states:

          Private passenger auto - Pennsylvania, Maryland, Indiana, North
            Carolina, Ohio, Virginia and West Virginia
          Commercial auto - Pennsylvania
          Workers compensation - Pennsylvania and Maryland
          Home protector - Pennsylvania, Indiana, North Carolina and Virginia

The increases were sought to offset growing loss costs in these lines of business. Rates approved by state regulators will result in an estimated $11.8 million increase in direct written premiums of the Group for the last three months of 2001 as well as an estimated $22.9 million increase in written premium for 2002. Rates filed with state regulators currently pending approval could result in an additional estimated $39.6 million increase in direct written premiums of the Group for 2002.

Terrorist Actions

The insurance companies owned and managed by the Company are exposed to both direct and reinsurance losses arising from possible future terrorist actions. The Company is exposed to such losses by virtue of its 5.5% participation in the intercompany reinsurance pooling agreement with the Exchange. The Company's exposure is somewhat limited because of the excess of loss agreement that is in place with the Exchange. Under the agreement, the Exchange assumes losses that exceed 72.5% of the Company's earned premium for each accident year. The Exchange is liable for 95.0% of the amount of such excess up to, but not exceeding, 15.0% of the Company's earned premium.

Additionally, current and future proposed federal measures might affect the way the property/casualty industry handles losses from potential future terrorist actions. These proposals may include the establishment of a federal reinsurance program for losses from terrorist actions and possible changes to the tax laws governing the taxation of insurance companies. The insurance companies owned and managed by the Company have possible exclusions that would arise from future potential terrorist actions.

The Company's substantial portfolio of equity and fixed income investments could also be affected by potential future terrorist actions which may affect the level of economic activity as well as investor confidence in the U.S.

Information Technology Costs

In 2001, the Company began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group's business model of distributing insurance products exclusively through independent agents. The eCommerce program includes initiatives to replace property/casualty policy administration systems as well as customer interaction systems. The program also includes significant information technology infrastructure expenditures. It is intended to improve

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

service and efficiency, as well as result in increased sales. Total three-year expenditures for the program are estimated at $150 to $175 million. The cost of these initiatives will be shared among several companies of the Erie Insurance Group, including the Company. It is estimated that the after-tax effect on net income of the Company will be a reduction in earnings per share between $0.07 and $0.09 for 2001, between $0.09 and $0.11 per share in 2002 and between $0.04 and $0.06 per share in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or the Company's periodic reviews of asset and liability positions during the nine months ended September 30, 2001. The information contained in the Investments section of Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.





"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include variations in catastrophe losses due to changes in weather patterns, other natural causes or terrorist actions; changes in insurance regulations or legislation that disadvantage the members of the Group in the marketplace and recession, economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income and returns. Growth and profitability have been and will be potentially materially affected by these and other factors.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any exhibits or reports on Form 8-K during the three month period ended September 30, 2001.

Item 11.   Statement Regarding Computation of Per Share Earnings:


                                                            Three Months Ended                 Nine Months Ended
                                                               September 30                      September 30
                                                     ------------------------------  ------------------------------------
                                                          2001                 2000          2001                2000
Class A weighted average common shares
   outstanding (stated value $.0292)                  63,977,939         64,502,951          64,011,614         64,723,967
Class B common shares outstanding
   (stated value $70)
     Conversion of Class B shares
     to Class A shares (one share
     of Class B for 2,400 shares of
     Class A)                                          7,368,000          7,368,000           7,368,000          7,368,000
                                                 ---------------  -----------------  ------------------  -----------------
Total weighted average shares
   outstanding                                        71,345,939         71,870,951          71,379,614         72,091,967
                                                 ===============  =================  ==================  =================
Net income                                       $    34,430,497  $      41,192,193  $      116,345,198  $     119,895,654
                                                 ===============  =================  ==================  =================
Net income per share                             $          0.48  $            0.57  $             1.63  $            1.66
                                                 ===============  =================  ==================  =================


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

                                              Erie Indemnity Company
                                              ----------------------
                                                  (Registrant)


Date:  October 24, 2001                       /s/ Stephen A. Milne
                                              --------------------
                                              Stephen A. Milne, President & CEO

                                              /s/ Philip A. Garcia
                                              --------------------
                                              Philip A. Garcia,
                                              Executive Vice President & CFO