Form 10-K
period 2001-12-31
ERIE INDEMNITY CO
filed 2002-03-12
CIK 922621

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                (NO FEE REQUIRED)

For the fiscal year ended December 31, 2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 63,813,523 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 28, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.
2. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated by reference into Parts I and III of this Form 10-K Report.

                         INDEX

   PART         ITEM NUMBER AND CAPTION                                PAGE
   -----        -----------------------                                ----
   I            Item  1.  Business                                       3

   I            Item  2.  Properties                                    14

   I            Item  3.  Legal Proceedings                             14

   I            Item  4.  Submission of Matters to a
                          Vote of Security Holders                      14

   II           Item  5.  Market for Registrant's Common Stock
                          and Related Shareholder Matters               15

   II           Item  6.  Selected Consolidated Financial Data          15

   II           Item  7.  Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                 16

   II           Item  7a. Quantitative and Qualitative Disclosure
                          about Market Risk                             16

   II           Item  8.  Financial Statements and Supplementary
                          Data                                          16

   II           Item  9.  Changes In and Disagreements With
                          Accountants on Accounting and Financial
                          Disclosures                                   16

   III          Item 10.  Directors and Executive Officers
                          of the Registrant                             17

   III          Item 11.  Executive Compensation                        23

   III          Item 12.  Security Ownership of Certain
                          Beneficial Owners and Management              23

   III          Item 13.  Certain Relationships and Related
                          Transactions                                  23

   IV           Item 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K                       24

                                     PART I


Item 1.   Business

              Erie Indemnity Company (the "Company") is a Pennsylvania corporation formed in 1925 to be the attorney-in-fact for Erie Insurance
Exchange (the "Exchange"), a Pennsylvania-domiciled reciprocal insurance exchange. The Company's principal business activity consists of management of the affairs of the Exchange with fees from the Exchange accounting for approximately 78% of the Company's consolidated revenues. The Company also participates in the property/casualty insurance business through its three wholly owned subsidiaries, Erie Insurance Company ("Erie Insurance Co."), Erie Insurance Company of New York ("Erie NY") and Erie Insurance Property and Casualty Company ("Erie P&C") and through its management of the Flagship City Insurance Company ("Flagship"), a subsidiary of the Exchange. The Company and Exchange also own a 21.6% and 53.5% common stock interest, respectively, in Erie Family Life Insurance Company ("EFL"), an affiliated life insurance company. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively under the name Erie Insurance Group("The ERIE").

              The ERIE is a regional insurance group that underwrites a broad line of personal and commercial coverages. Insurance products are marketed primarily in the Mid-Atlantic and Northeast regions through approximately 7,400 independent agents comprising approximately 1,600 insurance agencies. The property/casualty insurers managed by the Company are licensed to do business in sixteen states and in the District of Columbia and at December 31, 2001, operated in eleven states and the District of Columbia. Branch offices are maintained throughout the eleven contiguous states in which the Company does business.

              As of December 31, 2001, the Company had 3,668 full-time employees, of which 1,808 provide claims specific services exclusively for the property/casualty insurance companies of The ERIE and 125 perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

              Erie P&C, Flagship, Erie Insurance Co. and Erie NY participate in an intercompany pooling agreement with the Exchange. Under the pooling agreement all property/casualty reinsurance business of the Group is ceded to the Exchange. The pooling agreement provides for the Exchange to assume all premiums and losses, including related asset and liability amounts, from all property/casualty affiliates of The ERIE. This pooling agreement further provides for Erie Insurance Co. and Erie NY to share proportionately through retrocession in the results of all of The ERIE's non-affiliated property/casualty insurance operations. Erie Insurance Co.'s and Erie NY's proportionate share of the reinsurance pool are 5.0 percent and 0.5 percent, respectively. An excess of loss reinsurance agreement between the Exchange, Erie Insurance Co. and Erie NY limits the amount of sustained ultimate net losses in any applicable accident year for the Erie Insurance Co. and Erie NY. The excess of loss reinsurance agreement is excluded from the pooling arrangement.

Information About Business Segments

              Reference is made to Note 15 of the "Notes to the Consolidated Financial Statements" included in the Annual Report, page 46 for information as to total revenue and net income attributable to the two business segments (management operations and property/casualty insurance operations) in which the Company is engaged.

Management Operations

              For services performed in its role as attorney-in-fact for the Policyholders of the Exchange, the Company charges the Exchange a management fee calculated as a percentage of the affiliated assumed (Erie Insurance Co., Erie NY, Erie P&C and Flagship) and direct premiums written by the Exchange. The management fee is compensation for: (a) acting as attorney-in-fact for the Exchange, (b) managing the business and affairs of the Exchange, and (c) paying certain general administrative expenses not part of the settlement of losses or the management of investments.

              The Company's Board of Directors may change the management fee at its discretion. However, the maximum fee level which can be charged the Exchange, is limited by the agreement between the Exchange and the Company (or its property/casualty affiliates), to 25 percent of the affiliated assumed and direct written premium. The Board considers several factors in determining the management fee rate, including the relative financial position of the Exchange and the Company and the long-term capital needs of the Exchange to ensure its continued growth, competitiveness, and superior financial strength, which ultimately benefits The ERIE. The management fee rate charged the Exchange was 25 percent from 1999 to 2001. In December 2001, the Board voted to maintain the 25 percent management fee rate for all of 2002.

              All premiums collected, less the management fee paid to the Company, are retained by the Exchange for the purpose of paying losses, loss adjustment expenses, investment expenses and other miscellaneous expenses including insurance-related taxes, licenses and fees, certain information technology costs covered under a technology cost-sharing agreement, and for other purposes that are to the benefit of the policyholders.

              The Company receives  a service agreement fee from the Exchange as compensation for the management and administration of voluntary assumed reinsurance business from non-affiliated insurers. The fee of 7% of voluntary reinsurance premiums assumed from non-affiliated insurers is compensation for accounting, underwriting and operating expenses in connection with the administration of this business.

              The Company also receives service charges from the Exchange for fees collected from policyholders for providing extended payment terms on policies written by the insurers managed by the Company. These charges, as well as the service agreement fee described above are included in service agreement revenue in the Consolidated Statements of Operations.

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

              The profitability of the property/casualty insurance business can be influenced by many external factors some of which include rate competition, the severity and frequency of claims, terrorist actions, natural disasters, state regulation of premium rates, and other areas of competition, defaults of reinsurers, investment market conditions, general business conditions, court decisions that define and may expand the extent of coverage and the amount of compensation due for injuries and losses.

              Inflation also can affect the loss costs of property/casualty insurers and, as a consequence, insurance rates. Insurance premiums are established before losses and loss adjustment expenses and the extent to which inflation may impact such expenses, are known. Consequently, in establishing premium rates, the Company attempts to anticipate the potential impact of inflation.

Lines of Business

              The property/casualty insurers managed by the Company underwrite a broad range of insurance for risks. In 2001, personal lines comprised 71.8% of direct and affiliated assumed premium revenue while commercial lines constituted the remaining 28.2%. The core products in the personal lines are private passenger automobile (75.2%) and homeowners (22.3%) while the core commercial lines consist principally of multi-peril (37.0%), automobile (30.3%) and workers' compensation (29.2%).

              See "Selected Segment Information" contained on page 28 of the Annual Report for the distribution of direct premiums written by The ERIE.

Reinsurance

         Reference is made to Note 12 of the "Notes to Consolidated Financial Statements" contained in the Annual Report for the year ended December 31, 2001, page 44 through 45 incorporated herein by reference, for a complete discussion of reinsurance transactions.

Combined Ratios

              The combined ratio is a standard industry measurement of the results of property/casualty insurance underwriting operations. The statutory combined ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned ("loss ratio"), the ratio of underwriting expenses incurred to net premiums written ("expense ratio") and, the ratio of dividends to policyholders to net premiums earned ("dividend ratio"). The generally accepted accounting principles ("GAAP") combined ratio is calculated in the same manner except that it is based on GAAP reported amounts and the denominator for each component is net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss before contemplation of the time value of money. Investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of The ERIE is a function of income and expense from both its underwriting and investment operations.

              The ratios shown in the table below for the Company's property/casualty insurance subsidiaries Erie Insurance Co. and Erie NY, are prepared in accordance with GAAP and with the National Association of Insurance Commissioners (NAIC) Codified Statutory Accounting Practices ("SAP"). The NAIC Codified SAP contain a provision allowing for prescribed or permitted accounting practices to be determined by each states' insurance commissioner. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

                                                  Combined Ratios
                                              Year Ended December 31,
                                           2001       2000       1999
                                          ------     ------     ------
GAAP Combined Ratio                        114.9%     108.4%    103.0%
                                           =====      =====     =====
Statutory operating ratios:
         Loss ratio                         84.5       80.1      74.6
         Expense and dividend ratio         30.1       28.2      28.2
                                           -----      -----     -----
Statutory Combined Ratio                   114.6%     108.3%    102.8%
                                           =====      =====     =====


         Increased loss severity in the Company's private passenger automobile and workers' compensation lines of business, combined with unaffiliated assumed voluntary reinsurance losses from the September 11th terrorists attack on the World Trade Center, contributed to the increased loss ratio in 2001 compared to 2000. The 2001 expense and dividend ratio increased in 2001 partly as a result of the Company's share of expenses related to the eCommerce initiative, which totaled $1,314,734.

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

Financial Condition-Investments

              The Company's investment strategy takes a long-term perspective emphasizing investment quality, diversification and investment returns providing for liquidity to meet the short and long-term commitments of the Company. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company's investment portfolio, at market value, increased to $840,967,085 at December 31, 2001, which represents 43.4% of total assets. Investment income reflected on the Consolidated Statements of Operations is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Net investment income, was $49,883,896 in 2001 compared to $48,400,343 in 2000, and $43,344,356 in 1999.

              The Company reviews the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to specific factors, the primary factors considered in the Company's review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

              If the Company's policy for determining the recognition of impaired positions were different, the Company's Consolidated Statements of Financial Position and results of operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

              Included in investments is a 21.6% common stock interest in EFL of $44,683,170 at December 31, 2001, which is accounted for under the equity method of accounting. EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best and Company Inc. ("A.M. Best") rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life and individual and group annuity products in ten states and the District of Columbia.

              Reference is made to the Financial Condition section of the "Management Discussion and Analysis" contained in the Annual Report for the year ended December 31, 2001 pages 20 through 22 incorporated herein by reference, for a complete discussion of investments.

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

Competition

              The property/casualty markets in which the Company operates are highly competitive. Property/casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. In addition, because the insurance products of The ERIE are marketed exclusively through independent insurance agents, these agents have the opportunity to represent more than one company. The ERIE, thus, potentially faces competition within its appointed agencies should it fail to deliver excellence in product, price, service and relationships.

              Market competition bears directly on the price charged for insurance products and services provided within the insurance regulatory framework. Growth is driven by a company's ability to provide insurance services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth is the product of a company's ability to retain existing customers and to attract new customers as well as movement in the average premium per policy charged by the Company. Firming pricing in 2001 and a return to "hard market" conditions, particularly for commercial and personal insurance, have allowed the property/casualty subsidiaries and affiliates to raise prices or maintain current prices to gain competitive advantage in the insurance marketplace.

              The Company, in managing the property/casualty insurers of The ERIE, has followed several strategies which the management of the Company believes will result in underwriting performance which exceeds those of the property/casualty industry in general. First, the Company employs an underwriting philosophy and product mix targeted to produce an Erie Insurance Group-wide underwriting profit, i.e., a combined ratio of less than 100% on a long-term basis, through careful risk selection, adequate pricing and prompt fair claims settlement practices. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. The Company, as well as the property/casualty industry, experienced increased loss severity in private passenger automobile and in commercial lines in 2001. This caused the loss and loss adjustment expense to outpace premiums earned. The firming of auto pricing in the second half of 2001 along with deteriorating loss cost trends have allowed the company to begin raising auto insurance prices to mitigate underwriting losses. All policies issued by the Group are for a one-year term. Therefore the impact of the rate increases will take at least one year before the full impact is recognized in the underwriting results of the Company.

              Second, management focuses on consistently providing superior service to policyholders and agents in both underwriting and claims handling. The ERIE's ability to provide superior customer service is reflected in the Group policy retention and new policy growth rates. Continued improvement in new policy growth drove the gains experienced in the Group's direct written premium. Policies in force increased 8.5% to 3,109,583 from 2,865,553 in 2000 and 6.5% in 2000 from 2,689,849 in 1999. Policy retention (the percentage of existing policyholders who renew their policies) remained excellent at 90.9%, 91.0% and 90.5% for the years ended December 31, 2001, 2000 and 1999, respectively, for all lines of business combined. See "Selected Segment Information" contained on page 28 of the Annual Report for policy in force counts and retention rates for The ERIE.

              Third, the Company maintains a business model designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.

              Finally, a careful agent selection process exists in which The ERIE seeks to be the lead company with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. The Company has ongoing, direct communications with its agency force. Agents have a number of company sponsored venues designed to promote sharing of ideas, concerns and suggestions with the senior management of the ERIE with the goal of improving communications and service. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships.

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

              The process of estimating the liability for unpaid losses and loss adjustment expenses is inherently judgmental and can be influenced by factors subject to variation. Possible sources of variation include claim frequency and severity, changing rates of inflation as well as changes in other economic conditions, judicial trends and legislative changes. It is unlikely that future losses and loss adjustment expenses will develop exactly as projected. The Company continually refines reserves as experience develops and new information becomes known. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. With the exception of reserves relating to certain workers' compensation cases, which have been discounted at 2.5% in 2001 and 2000, loss reserves are not discounted.

              For a reconciliation of beginning and ending property/casualty unpaid losses and loss adjustment expense reserves for each of the last three years, see Note 9 of the "Notes to Consolidated Financial Statements" contained in the Annual Report page 43.

              The following table sets forth the development of the Company's net reserves for unpaid losses and loss adjustment expenses from 1994 through 2001. The table has been computed on a statutory basis without reflecting the estimated salvage and subrogation to be recovered on these losses in the future (See following discussion in "Financial Regulation" section).


                                                 Year Ended December 31,
                               --------------------------------------------------------------------------------------
                                2001       2000       1999       1998       1997       1996       1995       1994
                               ------     ------     ------     ------     ------     ------     ------    -------
                                                                (in millions)
Reserve for unpaid
 losses and loss
 adjustment expense           $122.3      $105.7      $ 98.1     $ 94.4     $ 92.5     $ 87.7     $ 82.0    $ 71.3
                              ======

Development of
liability as of:
 One year later                            111.9       104.4       93.7       90.2       88.5       79.7      67.0
                                           -----
 Two years later                                       106.4       95.5       89.7       88.7       81.5      67.3
                                                       -----
 Three years later                                                 97.2       90.4       88.2       82.8      71.1
                                                                   ----
 Four years later                                                             90.9       87.6       83.3      72.2
                                                                              ----
 Five years later                                                                        88.1       82.4      73.5
                                                                                         ----
 Six years later                                                                                    83.5      72.4
                                                                                                    ----
 Seven years later                                                                                            73.5
Cumulative
 (Deficiency) excess                     (   6.2)    (   8.3)   (   2.8)       1.6    (   0.4)   (   1.5)  (   2.2)
                                          ======      ======     =======      =====    =======    ======    ======

Cumulative amount of liability
 paid through:
  One year later                          $ 41.2      $ 38.9     $ 33.6     $ 31.3     $ 32.6     $ 29.3    $ 22.1
                                          ======      ======     ======     ======     ======     ======    ======
  Two years later                                     $ 59.2     $ 52.4     $ 48.3     $ 48.7     $ 44.7    $ 36.2
                                                      ======     ======     ======     ======     ======    ======
  Three years later                                              $ 63.9     $ 59.2     $ 57.8     $ 53.9    $ 44.7
                                                                 ======     ======     ======     ======    ======
  Four years later                                                          $ 65.5     $ 63.5     $ 59.4    $ 49.8
                                                                            ======     ======     ======    ======
  Five years later                                                                     $ 67.4     $ 62.5    $ 53.2
                                                                                       ======     ======    ======
  Six years later                                                                                 $ 64.8    $ 55.0
                                                                                                 ========   ======
  Seven years later                                                                                         $ 56.5
                                                                                                            ======


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

              Included in the 2001 unpaid losses and loss adjustment expenses reserve of $122,333,970 are the Company's share of estimated incurred losses of the Erie Insurance Group's reinsurance business stemming from the September 11th attack on the World Trade Center. The portion of reinsurance losses recorded by the Company through its property/casualty subsidiaries net of recoveries from the excess of loss agreement with the Exchange was $5,839,445, or $0.06 per share after taxes. The property/casualty insurers are exposed to both direct and reinsurance losses arising from possible future terrorist actions.

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

              The Company's property/casualty insurance subsidiaries may be required, under the solvency or guaranty laws of the various states in which they are licensed, to pay assessments to fund policyholder losses or liabilities of insolvent insurance companies. Depending on state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Certain states permit these assessments, or a portion thereof, to be recorded as an offset to future premium taxes. The property/casualty insurers managed by the Company have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. Reference is made to Note 2 of the "Notes to Consolidated Financial Statements" contained in the Annual Report for the year ended December 31, 2001, pages 35 through 36 incorporated herein by reference, for a complete discussion of guaranty association assessment accruals and their related offsetting tax credits.

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

              Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Erie Insurance Co. and

Erie Insurance Property and Casualty Company can pay to the Company, while New York state regulates the amount of dividends Erie NY can pay to the Erie Insurance Co. The limitations are fully described and reference is made herein to Note 13 of the "Notes to Consolidated Financial Statements" contained in pages 45 through 46 in the Annual Report for the year ended December 31, 2001, incorporated by reference.

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

                                             Net Income
                                      -----------------------
                                             Year Ended
                                            December 31,
                                      -----------------------
                                         2001          2000
                                      ---------     ---------
                                           (in thousands)

SAP amounts.......................... ($  4,929)     $  5,091
Adjustments:
  Deferred policy acquisition
   costs.............................     3,816         1,798
  Deferred income taxes..............     1,392            32
  Federal alternative minimum
   tax credit recoverable............         0           188
  Salvage and subrogation............       312           221
  Incurred premium adjustment........ (   1,816)    (     798)
  Other..............................        83            10
                                       --------      --------
GAAP amounts......................... ($  1,142)     $  6,542
                                       ========      ========


                                           Shareholders' Equity
                                      --------------------------------
                                            As of December 31,
                                      --------------------------------
                                          2001       2000       1999
                                      ---------   ---------   --------
                                               (in thousands)

SAP amounts..........................  $ 92,128   $ 89,637    $ 81,709
Adjustments:
  Deferred policy acquisition
   costs.............................    17,018     13,202      11,405
  Diffrence between GAAP and
     SAP deferred income taxes....... (     354)     3,569       3,350
  Salvage and subrogation............     3,661      3,349       3,128
  Statutory reserves.................         0        865       2,656
  Incurred premium adjustment........ (  14,018) (  12,202)  (  11,405)
  Unrealized gains net of
   deferred taxes....................     4,722      2,331          38
  Other..............................       223          7   (       3)
                                       --------   --------     -------
GAAP amounts.........................  $103,380   $100,758    $ 90,878
                                       ========   ========    ========


         Effective January 1, 2001, the NAIC adopted the Codification of Statutory Accounting Practices (Codification) as the NAIC-supported basis of accounting. Codification resulted in changes to the Company's statutory-basis financial statements, the most significant of which was the recording of statutory deferred taxes for certain of the Company's property/casualty insurance subsidiaries. The total cumulative adjustment increased the surplus of the Company's property/casualty insurance subsidiaries by $4.5 million as of January 1, 2001.

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




































"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include variations in catastrophe losses due to changes in weather patterns, other natural causes or terrorist actions; changes in insurance regulations or legislation that disadvantage the members of the Group in the marketplace and recession; economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income and returns. Growth and profitability have been and will be potentially materially affected by these and other factors.

Item 2.  Properties

              The Company and its subsidiaries, the Exchange and its subsidiary, Flagship, and EFL share a corporate home office complex in Erie, Pennsylvania which contains 549,786 square feet and is owned by the Exchange. At December 31, 2001 in addition to the Erie branch office, the Company also operated 22 additional field offices in 11 states. Of these sites, 17 provide both agency support and claims services and are referred to as "Branch Offices", while the remaining 5 provide only claims services and are considered "Claims Offices".

              The Company owns three of its field offices. Three field offices are owned by and leased from the Exchange. The annual rent expense incurred by the Company for the field offices and home office complex totaled $10,842,301 in 2001. One office is owned by and leased from EFL at an annual rental in 2001 of $311,760. The remaining 14 offices are leased from various unaffiliated parties at an aggregate annual rental in 2001 of approximately $1,815,000. Total rent and operating expenses for all office space occupied by the Company in 2001 was $18,938,140, of which $11,984,989, or approximately 63%, was reimbursed for office space used by it's affiliates.


Item 3.  Legal Proceedings

              Information concerning the legal proceedings of the Company is incorporated by reference to the section "Legal Proceedings" in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held on April 30, 2002 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 (the "Proxy Statement").


Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

              Reference is made to "Market Price of and Dividends on the Common Stock and Related Shareholder Matters" on page 48 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference, for information regarding the high and low sales prices for the Company's stock and additional information regarding such stock of the Company.

              As of February 28, 2002, there were approximately 1,093 beneficial shareholders of record of the Company's Class A non-voting common stock and 29 beneficial shareholders of record of the Company's Class B voting common stock.

              Of the 63,813,523 shares of the Company's Class A common stock outstanding as of February 28, 2002, approximately 22,824,839 shares are freely transferable without restriction or further registration under the Securities Act of 1933 (the Act), as amended unless purchased by affiliates of the Company as that terms is defined in Rule 144 under the Act. The 40,988,684 remaining outstanding shares of Class A common stock (the Restricted Shares) are held by the Company's directors, executive officers and their affiliates and are restricted securities that are eligible to be sold publicly pursuant to an effective registration statement under the Act or in accordance with the applicable exemption, including Rule 144, from the registration requirements under the Act. The Company is unable to estimate the amount of Restricted Shares that may be sold under Rule 144 since this amount will depend in part on the price for the Class A common stock, the personal circumstances of the sellers and other factors. Sales of a substantial number of Restricted Shares in the public market, or the availability of such shares, could adversely affect the price of the Class A common stock.

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

Item 6.  Selected Consolidated Financial Data

              Reference is made to "Selected Consolidated Financial Data" on page 15 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 26 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

              Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 23 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

              Reference is made to the "Consolidated Financial Statements" included on pages 29 through 33 and to the "Quarterly Results of Operations" contained in the "Notes to Consolidated Financial Statements" on page 47 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

              None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

              Erie Insurance Group President and CEO, Stephen A. Milne, retired from the Company effective January 18, 2002. Jan R. Van Gorder, Senior Executive Vice President, Secretary and General Counsel, is acting President and CEO until a new President and CEO is selected. Mr. Milne remains on the Board of Directors of the Company and the Erie Indemnity Company, the principal management company of the Erie Insurance Group.

              Directors are elected to one year terms at the Company's annual meeting of Shareholders.


              (a)  Certain information as to the Directors of the Company is as follows:

                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                              12/31/01        Positions Held During the Last Five Years
-----------------------------------------------------------------------------------------------------------------------------------
Samuel P. Black, III                    59           Director  since 1997.  President,  Treasurer and  Secretary,
1,3,4,6                                              Samuel  P.  Black  &  Associates,   Inc.--insurance  agency;
                                                     Director--the Company, Erie Insurance Company, Flagship City
                                                     Insurance  Company,   Erie  Insurance  Property  &  Casualty
                                                     Company and Erie Family Life Insurance Company.



J. Ralph Borneman, Jr.                  63           Director since 1992.  President and Chief Executive Officer,
3,4                                                  Body-Borneman Associates, Inc., insurance agency. President,
                                                     Body-Borneman,  Ltd.  and  Body-Borneman,   Inc.,  insurance
                                                     agencies.  Director--the  Company,  Erie Insurance  Company,
                                                     Erie Family Life Insurance  Company,  Erie Insurance Company
                                                     of New York and National Penn Bancshares.



Patricia Garrison-Corbin                54           Director since 2000. President, P.G. Corbin & Company 1987 -
2,4,5C                                               Present.  Director--the  Company, Erie Insurance Company and
                                                     Erie Family Life Insurance Company.


Susan Hirt Hagen 1,6C                   66           Director  since  1980.   Managing   Partner,   Hagen,   Herr &
                                                     Peppin, Group Relations  Consultants since 1990;  Director--the
                                                     Company,   Erie   Insurance   Company  and  Erie  Family  Life
                                                     Insurance Company, since 1980.

















1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
6 Member of Charitable Giving Committee
C Committee Chairperson




                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                              12/31/01        Positions Held During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
F. William Hirt 1C,6                    76           Director  since 1965.  Chairman of the Board of the Company,
                                                     Erie Insurance Company,  Erie Family Life Insurance Company,
                                                     Erie Insurance Property & Casualty Company and Flagship City
                                                     Insurance  Company  since  September  1993;  Chairman of the
                                                     Board of Erie  Insurance  Company  of New York  since  April
                                                     1994. Chairman of the Executive Committee of the Company and
                                                     the Erie Family Life Insurance  Company since November 1990;
                                                     Interim   President  and  Chief  Executive  Officer  of  the
                                                     Company,  Erie Family Life Insurance Company, Erie Insurance
                                                     Company,   Erie  Insurance   Property  &  Casualty  Company,
                                                     Flagship City Insurance  Company and Erie Insurance  Company
                                                     of New York from  January  1,  1996 to  February  12,  1996;
                                                     Chairman of the Board,  Chief Executive Officer and Chairman
                                                     of the Executive Committee of the Company,  Erie Family Life
                                                     Insurance  Company and Erie Insurance  Company for more than
                                                     five  years  prior  thereto;   Director--the  Company,  Erie
                                                     Insurance  Company,  Flagship City Insurance  Company,  Erie
                                                     Family Life Insurance  Company,  Erie  Insurance  Property &
                                                     Casualty Company and Erie Insurance Company of New York.


Samuel P. Katz 2,3                      52           Director  since  2000.  Chief  Executive  Officer,   Greater
                                                     Philadelphia  First, July 2000 - Present;  Managing Partner,
                                                     Wynnefield   Capital   Advisors,   Inc.,   1997  -  Present;
                                                     President, Entersport Capital Advisors, Inc., President 1997
                                                     - Present;  Partner,  Stafford Capital Partners, L.P. 1994 -
                                                     1997;  Director - the Company,  Erie  Insurance  Company and
                                                     Erie Family Life Insurance Company.

Claude C. Lilly, III 2                  55           Director since 2000. Professor and Dean, University of North
                                                     Carolina, Charlotte 1997 - Present; Professor, Florida State
                                                     University  1978  -  1997;   Director--  the  Company,  Erie
                                                     Insurance Company and Erie Family Life Insurance Company.












1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
6 Member of Charitable Giving Committee
C Committee Chairperson



                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                              12/31/01        Positions Held During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
Stephen A. Milne 1,5                    53           Director since 1996.  Retired  President and Chief Executive
                                                     Officer of the Company,  Erie Insurance Company, Erie Family
                                                     Life Insurance  Company,  Flagship City  Insurance  Company,
                                                     Erie  Insurance   Property  &  Casualty   Company  and  Erie
                                                     Insurance  Company  of New York  1996 -  January  18,  2002;
                                                     Executive  Vice  President  of the Company,  Erie  Insurance
                                                     Company,  Flagship City  Insurance  Company,  Erie Insurance
                                                     Property & Casualty  Company and Erie  Insurance  Company of
                                                     New York 1994 - 1996.  Director--the Company, Erie Insurance
                                                     Company,  Erie Family Life Insurance Company, Erie Insurance
                                                     Company of New York,  Flagship  City  Insurance  Company and
                                                     Erie Insurance Property & Casualty Company.


Henry N. Nassau 1,5                     47           Director since 2000. General Counsel, Internet Capital Group
                                                     1999 - Present;  Partner,  Dechert,  Price & Rhoades  1987 -
                                                     1999;  Director-- the Company,  Erie  Insurance  Company and
                                                     Erie Family Life Insurance Company.


John M. Petersen 1,4C                   73           Director since 1979. Retired;  President and Chief Executive
                                                     Officer of the Company,  Erie Family Life Insurance Company,
                                                     Erie Insurance Company,  Flagship City Insurance Company and
                                                     Erie Insurance  Property & Casualty  Company 1993 - 1995 and
                                                     Erie   Insurance   Company   of  New   York   1994  -  1995;
                                                     Director--the Company, Erie Insurance Company, Flagship City
                                                     Insurance Company,  Erie Family Life Insurance Company, Erie
                                                     Insurance  Property  &  Casualty  Company,   Erie  Insurance
                                                     Company of New York, and Spectrum Control.




















1 Member of Executive Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairperson





                                       Age           Present Principal Position with Erie
                                      as of          Indemnity Company and Other Material
   Name                              12/31/01        Positions Held During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
Jan R. Van Gorder 1                     54           Director since 1990.  Acting  President and Chief  Executive
                                                     Officer of the Company,  Erie Insurance Company, Erie Family
                                                     Life Insurance  Company,  Flagship City  Insurance  Company,
                                                     Erie  Insurance  Property  and  Casualty  Company  and  Erie
                                                     Insurance Company of New York since January 19, 2002. Senior
                                                     Executive Vice  President,  Secretary and General Counsel of
                                                     the  Company,  Erie Family Life  Insurance  Company and Erie
                                                     Insurance  Company since 1990 and of Flagship City Insurance
                                                     Company and Erie Insurance Property & Casualty Company since
                                                     1992 and 1993, respectively and of Erie Insurance Company of
                                                     New York since 1994.  Director--the  Company, Erie Insurance
                                                     Company,  Flagship City  Insurance  Company,  Erie Insurance
                                                     Property & Casualty  Company,  Erie Insurance Company of New
                                                     York and Erie Family Life Insurance Company.


Robert C. Wilburn 2C,3C,4,5             58           Director since 1999.  President and Chief Executive Officer,
                                                     The Gettysburg National  Battlefield Museum Foundation since
                                                     2001;  Distinguished  Service  Professor,   Carnegie  Mellon
                                                     University   since  1999;   Retired,   President  and  Chief
                                                     Executive Officer, Colonial Williamsburg Foundation,  1992 -
                                                     1999;  Director - the Company,  Erie  Insurance  Company and
                                                     Erie Family Life Insurance Company.
























1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairperson



              (b)  Certain information as to the executive officers of the Company is as follows:

                                       Age           Principal Occupation for Past
                                      as of          Five Years and Positions with
   Name                              12/31/01            Erie Insurance Group
------------------------------------------------------------------------------------------------------------------------------------
Acting President & Chief
Executive Officer
------------------------
Jan R. Van Gorder, Esq.                  54          Acting  President and Chief Executive  Officer since January
                                                     19, 2002.  Senior  Executive Vice  President,  Secretary and
                                                     General  Counsel of the Company,  EFL and Erie Insurance Co.
                                                     since  1990,  and of  Flagship  and Erie P&C since  1992 and
                                                     1993, respectively, and of Erie NY since April 1994.


Executive Vice Presidents
-------------------------
Philip A. Garcia                         45          Executive Vice President and Chief  Financial  Officer since
                                                     1997;  Senior Vice  President  and  Controller  1993 - 1997.
                                                     Director, the Erie NY, Flagship and Erie P&C.

Jeffrey A. Ludrof                        42          Executive  Vice  President  -  Insurance  Operations  of the
                                                     Company, Erie Insurance Co., Flagship, Erie P&C, and Erie NY
                                                     since 1999; Senior Vice President 1994 - 1999; Regional Vice
                                                     President 1993 - 1994.  Director Erie NY,  Flagship and Erie
                                                     P&C.





                                       Age           Principal Occupation for Past
                                      as of          Five Years and Positions with
   Name                              12/31/01            Erie Insurance Group
------------------------------------------------------------------------------------------------------------------------------------
Senior Vice Presidents
----------------------
Eugene C. Connell                         47         Senior Vice President since 1990.

Michael J. Krahe                          48         Senior Vice President since 1999; Vice President 1994 - 1999.

George R. Lucore                          51         Senior Vice  President  since 1995;  Regional  Vice  President
                                                     1993 - 1995.

Thomas B. Morgan                          38         Senior Vice  President  since  October  2001;  Assistant  Vice
                                                     President   and   Branch   Manager   1997  -   October   2001;
                                                     Independent Insurance Agent 1988 - 1997.

Timothy G. NeCastro                       41         Senior Vice  President and Controller  since 1997;  Department
                                                     Manager - Internal Audit November 1996 - 1997.

James R. Roehm                            53         Senior Vice President since 1991.

John P. Sommerwerck                       51         Senior Vice  President  and Chief  Information  Officer  since
                                                     May 2000

Barry P. Stiles                           52         Senior Vice President since 1999; Vice President 1993 - 1999.

Michael S. Zavasky                        49         Senior  Vice   President   since  1998;   Vice  President  and
                                                     Managing Director of Reinsurance 1990 - 1998.

Douglas F. Ziegler                        51         Senior  Vice   President,   Treasurer  and  Chief   Investment
                                                     Officer since 1993.


Regional Vice Presidents
-----------------------
George D. Dufala                          30         Regional  Vice  President  since  April 2000;  Assistant  Vice
                                                     President 1993 - April 2000.

Douglas N. Fitzgerald                     45         Regional Vice President since 1993.

Terry L. Hamman                           47         Regional Vice President  since 1995;  Assistant Vice President
                                                     1993 - 1995.

Eric D. Root                              33         Regional  Vice  President  since  April 2000;  Branch  manager
                                                     1996 - April 2000.



Item 11.  Executive Compensation

              The  answer  to  this  item  is  incorporated  by reference to the
Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2002, except for the Performance Graph, which has not been incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

              The  answer  to  this  item  is  incorporated  by reference to the
Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2002 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.


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

              Reference is made to Note 10 of the "Notes to Consolidated Financial Statements" on pages 43 through 44 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference, for a complete discussion of related party transactions.

              Information with respect to certain relationships with Company directors is incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2002 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial statements, financial statement schedules and exhibits filed:

             (1)    Consolidated Financial Statements

                                                                          Page*
                                                                          ----
     Erie Indemnity Company and Subsidiaries:

       Independent Auditors' Report on the
         Consolidated Financial Statements.............................     29
       Consolidated Statements of Operations
         for the three years ended
         December 31, 2001, 2000 and 1999..............................     30
       Consolidated Statements of Financial
       Position as of December 31, 2001
       and 2000     ...................................................     31
       Consolidated Statements of Cash Flows
         for the three years ended
         December 31, 2001, 2000 and 1999..............................     32
       Consolidated Statements of Shareholders'
         Equity for the three years ended
         December 31, 2001, 2000 and 1999..............................     33
       Notes to Consolidated Financial Statements......................     34

             (2)    Financial Statement Schedules
                                                                           Page
                                                                           ----
     Erie Indemnity Company and Subsidiaries:

        Report of Independent Auditors on Schedules....................     31
        Schedule I.   Summary of Investments - Other
                      than Investments in Related
                      Parties..........................................     32
        Schedule IV.  Reinsurance......................................     33
        Schedule VI.  Supplemental Information
                      Concerning Property/Casualty
                      Insurance Operations.............................     34

All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.



* Refers to the respective page of Erie Indemnity Company's 2001 Annual Report to Shareholders. The "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements and Auditors' Report" thereon on pages 29 to 47 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

             (3)    Exhibits


Exhibit
Number            Description of Exhibit
-------           ----------------------
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

10.8***           Service Agreement dated January 1, 1989
                  between Registrant and Erie Insurance
                  Company

10.9***           Service Agreement dated June 21, 1993
                  between Registrant and Erie Insurance
                  Property & Casualty Company

10.10***          Service Agreement dated June 21, 1993
                  between Registrant and Flagship City
                  Insurance Company

10.11***          Reinsurance Pooling Agreement dated
                  January 1, 1992 between Erie Insurance
                  Company and Erie Insurance Exchange

Exhibit
Number            Description of Exhibit
-------           ----------------------
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

10.22#            1997 Annual Incentive Plan of Erie Indemnity
                  Company

10.23#            Erie Indemnity Company Long-Term Incentive Plan

10.24# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25# Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

Exhibit
Number            Description of Exhibit
-------           ----------------------

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

10.31### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.36& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.37& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

10.38& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.39& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.40& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

Exhibit
Number            Description of Exhibit
-------           ----------------------

10.41&& Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between Registrant and member companies of the Erie Insurance Group.

10.42 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.43 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.45 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.47 Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.48 Summary of termination benefits provided under the Employment Agreement effective January 18, 2002 by and between Erie Indemnity Company and Stephen A. Milne.

11                Statement re computation of per share
                  earnings

13                2001 Annual Report to Shareholders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.

21                Subsidiaries of Registrant


99.1##            Report of the Special Committee to the
                  Board of Directors

----------------------------------

*          Such  exhibit is  incorporated  by  reference  to  th e like numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to  the like numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.

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

# Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.
## Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.
### Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.
& Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 2000 that was filed with the Commission on March 23, 2001.
&& Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-Q quarterly report for the quarter ended June 30, 2001 that was filed with the Commission on July 17, 2001.

     (b)     Reports on Form 8-K:

           On December 12, 2001 the Company filed a report on Form 8-K, reporting under Item 5, that the Company would recognize charges for realized capital losses related to the sale of certain impaired securities, as well as, realized charges for other-than-temporary impairments of equity and debt securities held in the Company's available-for-sale investment portfolios.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 5, 2002     ERIE INDEMNITY COMPANY
                            (Registrant)


                          Principal Officers



                        /s/ Jan R. Van Gorder
            Jan R. Van Gorder, Acting President and CEO,
        Executive Vice President, Secretary & General Counsel



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



                        /s/ Timothy G. NeCastro
        Timothy G. NeCastro, Senior Vice President & Controller



                          Board of Directors



/s/ Samuel P. Black, III                   /s/ Claude C. Lilly, III
    Samuel P. Black, III                       Claude C. Lilly, III


/s/ J. Ralph Borneman, Jr.                 /s/ Stephen A. Milne
    J. Ralph Borneman, Jr.                     Stephen A. Milne


    Patricia Garrison-Corbin               /s/ Henry N. Nassau
                                               Henry N. Nassau


/s/ Susan Hirt Hagen                       /s/ John M. Petersen
    Susan Hirt Hagen                           John M. Petersen


/s/ F. William Hirt                        /s/ Jan R. Van Gorder
    F. William Hirt                            Jan R. Van Gorder


/s/ Samuel P. Katz                         /s/ Robert C. Wilburn
    Samuel P. Katz                             Robert C. Wilburn

                         INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders
Erie Indemnity Company


We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001, as contained in the 2001 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Malin, Bergquist & Company, LLP
    Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2002

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                  DECEMBER 31, 2001

                                                                                    Amount at which
                                                       Cost or                        Shown in the
                                                      Amortized          Fair         Statement of
Type of Investment                                       Cost            Value    Financial Position
-----------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-sale securities:
   Fixed maturities:
      U.S. treasuries & government agencies       $      11,211      $      11,713      $      11,713
      States and political subdivisions                  42,392             44,121             44,121
      Special revenues                                  110,267            113,418            113,418
      Public utilities                                   25,150             26,270             26,270
      U.S. industrial and miscellaneous                 311,757            319,308            319,308
      Foreign                                            26,634             27,476             27,476
      Redeemable Preferred Stocks                        16,012             17,567             17,567
   Equity securities:
    Common stock:
      U.S. banks, trusts and insurance companies          3,284              4,082              4,082
      U.S. industrial and miscellaneous                  28,718             59,709             59,709
      Foreign                                                 0                  0                  0
    Non-redeemable preferred stock:
      Public utilities                                    2,370              2,379              2,379
      U.S. banks, trusts and insurance companies         14,685             15,565             15,565
      U.S. industrial and miscellaneous                  91,185             91,647             91,647
      Foreign                                            19,485             20,416             20,416
                                                  -------------      -------------      -------------
         Total available-for-sale securities:     $     703,150      $     753,671      $     753,671
                                                  -------------      -------------      -------------
   Real estate mortgage loans                     $       5,700      $       5,700      $       5,700
   Limited partnerships                                  79,668             81,596             81,596
                                                  -------------      -------------      -------------
         Total investments                        $     788,518      $     840,967      $     840,967
                                                  =============      =============      =============


                                                                      SCHEDULE IV - REINSURANCE
                                                                                                                      Percentage
                                                                 Ceded to           Assumed                            of amount
                                                                  Other            from Other             Net           Assumed
                                               Direct           Companies          Companies             Amount          to Net
                                           -------------      -------------      -------------       -------------    -------------
December 31,2001
Premiums for the year
  Property and Liability Insurance         $ 432,306,939      $ 439,697,934      $ 145,039,248       $ 137,648,253         105.6%

December 31,2000
Premiums for the year
  Property and Liability Insurance         $ 377,569,981      $ 382,394,388      $ 129,281,124       $ 124,456,717         103.9%

December 31,1999
Premiums for the year
  Property and Liability Insurance         $ 351,227,872      $ 356,608,390      $ 122,604,391       $ 117,223,873         104.6%



 SCHEDULE VI - SUPPLMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS


                                     Deferred
                                      Policy      Reserves for   Discount, if                                 Net
                                   Acquisition   Unpaid Loss &   any deducted    Unearned     Earned       Investment
                                      Costs       LAE Expenses  from reserves*   Premiums     Premiums       Income
                                  -----------------------------------------------------------------------------------
(In thousands)
      @ 12/31/01
Consolidated P&C Entities          $    17,018   $    557,278   $     2,390    $   311,969  $   137,648  $     17,071
Unconsolidated P&C Entities                  0              0             0              0            0             0
Proportionate share of
  registrant & subsidiaries                  0              0             0              0            0             0
     Total                         $    17,018   $    557,278   $     2,390    $   311,969  $   137,648  $     17,071

      @ 12/31/00
Consolidated P&C Entities          $    13,202   $    477,879   $     1,509    $   263,855  $   123,708  $     18,381
Unconsolidated P&C Entities                  0              0             0              0            0             0
Proportionate share of
  registrant & subsidiaries                  0              0             0              0            0             0
     Total                         $    13,202   $    477,879   $     1,509    $   263,855  $   123,708  $     18,381

      @ 12/31/99
Consolidated P&C Entities          $    11,405   $    432,895   $     1,377    $   237,452  $   117,224  $     16,765
Unconsolidated P&C Entities                  0              0             0              0            0             0
Proportionate share of
  registrant & subsidiaries                  0              0             0              0            0             0
     Total                         $    11,405   $    432,895   $     1,377    $   237,452  $   117,224  $     16,765



 SCHEDULE VI - SUPPLMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (CONTINUED)

                                 Loss and Losses Adjustment Expenses    Amortization
                                    Incurred            Related to       of Deferred              Net
                                      (1)                  (2)             Policy              Loss & LAE      Premiums
                                  Current Year         Prior Years     Acquisition Costs          Paid          Written
                                 ----------------------------------------------------------------------------------------
      @ 12/31/01
Consolidated P&C Entities         $        11,258  $       6,160        $       24,276        $     100,840  $     146,936
Unconsolidated P&C Entities                     0              0                     0                    0              0
Proportionate share of
  registrant & subsidiaries                     0              0                     0                    0              0
     Total                        $        11,258  $       6,160        $       24,276        $     100,840  $     146,936

      @ 12/31/00
Consolidated P&C Entities         $        93,416  $       6,148        $       22,793        $      92,236  $     128,044
Unconsolidated P&C Entities                     0              0                     0                    0              0
Proportionate share of
  registrant & subsidiaries                     0              0                     0                    0              0
     Total                        $        93,416  $       6,148        $       22,793        $      92,236  $     128,044

      @ 12/31/99
Consolidated P&C Entities         $        88,422  $        (703 )      $       22,507        $      84,192  $     118,426
Unconsolidated P&C Entities                     0              0                     0                    0              0
Proportionate share of
  registrant & subsidiaries                     0              0                     0                    0              0
     Total                        $        88,422  $        (703 )      $       22,507        $      84,192  $     118,426



* Workers compensation reserves were discounted at 2.5% in 2001, 2000 and 1999.


                                  EXHIBIT INDEX

                   (Pursuant to Item 601 of Regulation S-K)

                                                                   Sequentially
Exhibit                                                              Numbered
Number            Description of Exhibit                               Page
------            ----------------------                          --------------

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

10.18****         Service Agreement dated January 1, 1995
                  between Registrant and Erie Insurance
                  Company of New York

10.19*****        Consulting Agreement for Investing Services
                  dated January 2, 1996 between Erie Indemnity
                  Company and John M. Petersen

10.20*****        Agreement dated April 29, 1994 between Erie
                  Indemnity Company and Thomas M. Sider

10.21******       Aggregate Excess of Loss Reinsurance Agreement
                  effective January 1, 1997 between Erie Insurance
                  Exchange, by through its Attorney-in-Fact, Erie
                  Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance
                  Company of New York

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

10.31### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34### Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.36& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.37& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

10.38& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.39& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.40& Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

                                                                   Sequentially
Exhibit                                                               Numbered
Number            Description of Exhibit                                Page
------            ----------------------                            ------------

10.41&& Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between
                  Registrant and member companies of the Erie
                  Insurance Group.

10.42             Addendum to Employment Agreement effective December
                  12, 2001 by and between Erie Indemnity Company
                  and Stephen A. Milne                                        41

10.43             Addendum to Employment Agreement effective December
                  12, 2001 by and between Erie Indemnity Company
                  and Jan R. Van Gorder                                       42

10.44             Addendum to Employment Agreement effective December
                  12, 2001 by and between Erie Indemnity Company
                  and Philip A. Garcia                                        43

10.45             Addendum to Employment Agreement effective December
                  12, 2001 by and between Erie Indemnity Company
                  and John J. Brinling, Jr.                                   44

10.46             Addendum to Employment Agreement effective December
                  12, 2001 by and between Erie Indemnity Company
                  and Jeffrey A. Ludrof                                       45

10.47             Addendum to Employment Agreement effective December
                  12, 2001 by and between Erie Indemnity Company
                  and Douglas F. Ziegler                                      46

10.48             Summary of termination benefits provided under the
                  Employment Agreement effective January 18, 2002 by
                  and between Erie Indemnity Company and Stephen A.
                  Milne.                                                      47

11                Statement re computation of per share
                  earnings                                                    48

13                2001 Annual Report to Shareholders.
                  Reference is made to the Annual Report
                  furnished to the Commission, herewith.                      49

21                Subsidiaries of Registrant                                  98

99.1##            Report of the Special Committee to the
                  Board of Directors

----------------------------------------
*          Such  exhibit  is  incorporated  by  reference  to  the like numbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**         Such  exhibit  is  incorporated  by  reference  to  the like numbered exhibit in Registrant's Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
*** Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant's Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
***** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.

****** Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.

# Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.
## Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.
### Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.
& Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-K annual report for the year ended December 31, 2000 that was filed with the Commission on March 23, 2001.
&& Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 10-Q quarterly report for the quarter ended June 30, 2001 that was filed with the Commission on July 17, 2001.