Form 10-Q
period 2002-03-31
ERIE INDEMNITY CO
filed 2002-04-22
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002

Commission file number 0-24000

ERIE INDEMNITY COMPANY

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0466020

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip Code)

(814) 870-2000

Registrant’s telephone number, including area code

Not applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class A Common Stock, no par value, with a stated value of $.0292 per share—
63,813,523 shares as of April 15, 2002.

Class B Common Stock, no par value, with a stated value of $70 per share—
3,070 shares as of April 15, 2002.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $581,744 and $543,423, respectively)	$589,718	$559,873
Equity securities at fair value (cost of $169,717 and $159,727, respectively)	199,790	193,798
Limited partnerships (cost of $83,279 and $79,668,respectively)	85,567	81,596
Real estate mortgage loans	5,667	5,700

Total investments	$880,742	$840,967
Cash and cash equivalents	36,500	88,213
Accrued investment income	11,433	9,138
Premiums receivable from Policyholders	197,017	186,175
Prepaid federal income tax	0	14,056
Reinsurance recoverable from Erie Insurance Exchange	512,421	491,055
Note receivable from Erie Family Life Insurance Company	15,000	15,000
Other receivables from Erie Insurance Exchange and affiliates	190,946	149,600
Reinsurance recoverable non-affiliates	360	372
Deferred policy acquisition costs	18,151	17,018
Property and equipment	14,847	14,635
Equity in Erie Family Life Insurance Company	42,782	44,683
Other assets	79,547	64,654

Total assets	$1,999,746	$1,935,566

(Continued)

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
	2002	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$577,289	$557,278
Unearned premiums	328,790	311,969
Commissions payable and accrued	110,625	110,121
Accounts payable and accrued expenses	37,845	46,164
Federal income tax payable	14,704	0
Deferred income taxes	14,038	12,945
Dividends payable	10,927	10,930
Employee benefit obligations	14,687	20,904

Total liabilities	$1,108,905	$1,070,311

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,032,000 shares issued; 63,813,523 and 63,836,323 shares outstanding in 2002 and 2001, respectively	$1,955	$1,955
Class B common, stated value $70 per share; authorized 3,070 shares; 3,070 shares issued and outstanding	215	215
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	28,399	35,222
Retained earnings	946,681	913,406

Total contributed capital and retained earnings	$985,080	$958,628
Treasury stock, at cost 3,218,477 shares in 2002 and 3,195,677 shares in 2001	(94,239)	(93,373)

Total shareholders’ equity	$890,841	$865,255

Total liabilities and shareholders’ equity	$1,999,746	$1,935,566

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

	(Amounts in thousands, except per share data)
MANAGEMENT OPERATIONS:
Management fee revenue	$178,252	$145,669
Service agreement revenue	7,342	6,412

Total revenue from management operations	$185,594	$152,081
Cost of management operations	128,791	108,881

Net revenue from management operations	$56,803	$43,200

INSURANCE UNDERWRITING OPERATIONS:
Premiums earned	$37,219	$32,174

Losses and loss adjustment expenses incurred	29,336	26,961
Policy acquisition and other underwriting expenses	11,498	8,751

Total losses and expenses	40,834	35,712

Underwriting loss	$(3,615)	$(3,538)

INVESTMENT OPERATIONS:
Net investment income	$12,704	$12,143
Net realized gain on investments	1,220	712
Equity in earnings of Erie Family Life Insurance Company	768	744
Equity in losses of limited partnerships	(1,914)	(1,403)

Net revenue from investment operations	$12,778	$12,196

Income before income taxes	$65,966	$51,858
Provision for income taxes	21,764	17,073

Net income	$44,202	$34,785

Net income per share	$0.62	$0.49

Weighted average shares outstanding	71,184	71,416

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

	(Dollars in thousands)
Net income	$44,202	$34,785

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(13,592)	3,207
Less: Gains included in net income	(1,220)	(712)

Net unrealized holding (losses) gains arising during period	(14,812)	2,495
Income tax benefit (expense) related to unrealized (losses) gains	5,184	(873)

Net (depreciation) appreciation of investments	(9,628)	1,622

Minimum pension liability adjustment	4,315	0
Less: Tax asset related to pension liability adjustment	(1,510)	0

Net pension liability adjustment	2,805	0

Other comprehensive (loss) income, net of tax	(6,823)	1,622

Comprehensive income	$37,379	$36,407

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

	(Amounts in thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,202	$34,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946	747
Deferred income tax expense	3,557	1,044
Amortization of deferred policy acquisition costs	6,714	5,787
Realized gain on investments	(1,220)	(712)
Equity in losses of limited partnerships	1,914	1,403
Net amortization of bond discount	(220)	(62)
Undistributed earnings of Erie Family Life Insurance Company	(339)	(346)
Deferred compensation	141	52
Increase in accrued investment income	(2,295)	(1,272)
Increase in receivables	(73,542)	(54,439)
Policy acquisition costs deferred	(7,846)	(6,470)
Increase in prepaid expenses and other assets	(14,656)	(5,657)
Decrease in accounts payable and accrued expenses	(10,361)	(2,543)
Increase (decrease) in commissions payable and accrued	504	(6,748)
Increase in income taxes payable	28,760	15,985
Increase in loss reserves	20,011	7,987
Increase in unearned premiums	16,820	6,557

Net cash provided by (used in ) operating activities	$13,090	$(3,902)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	$(71,252)	$(38,218)
Equity securities	(14,880)	(15,322)
Limited partnership investments	(9,507)	(7,415)
Sales/maturities of investments:
Fixed maturity sales	11,972	7,871
Fixed maturity calls/maturities	21,584	24,652
Equity securities	5,705	11,408
Mortgage loans	33	39
Limited partnership sales or distributions	4,737	812
Purchase of property and equipment	(946)	(810)
Purchase of computer software	(212)	(228)
Loans to agents	(838)	(687)
Collections on agent loans	597	598

Net cash used in investing activities	$(53,007)	$(17,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	$(10,930)	$(9,838)
Purchase of treasury stock	(866)	(477)

Net cash used in financing activities	$(11,796)	$(10,315)

Net decrease in cash and cash equivalents	(51,713)	(31,517)
Cash and cash equivalents at beginning of period	88,213	38,778

Cash and cash equivalents at end of period	$36,500	$7,261

Supplemental disclosures of cash flow information:
Income tax payments	$14	$40
Dividends declared per share:
Class A non-voting common	$0.17	$0.153

Class B common	$25.50	$22.88

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands except per share data

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its wholly owned subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002.

NOTE B — RECLASSIFICATIONS

Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to the current period’s presentation.

NOTE C — EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (63,815,772 and 64,048,234 for the quarters ended March 31, 2002 and 2001, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2002 and 2001) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 71,183,772 for the quarter ended March 31, 2002 and 71,416,234 for the same period one year ago.

NOTE D — INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. When a decline in the value of investments is considered to be other than temporary by management, the investments are written down to realizable value. Such write downs are made directly on an individual security basis and are considered a realized loss on investments in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

The following is a summary of available-for-sale securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2002

Fixed maturities:
U.S. treasuries & government agencies	$10,216	$386	$3	$10,599
States & political subdivisions	42,379	1,614	81	43,912
Special revenue	107,587	2,971	414	110,144
Public utilities	34,317	696	320	34,693
U.S. industrial & miscellaneous	343,757	6,622	5,810	344,569
Foreign	27,476	548	4	28,020

Total bonds	$565,732	$12,837	$6,632	$571,937
Redeemable preferred stock	16,012	1,795	26	17,781

Total fixed maturities	$581,744	$14,632	$6,658	$589,718

Equity securities:
Common stock:
Public utilities	$417	$0	$99	$318
U.S. banks, trusts & insurance companies	3,284	866	26	4,124
U.S. industrial & miscellaneous	28,218	30,312	1,997	56,533
Non redeemable preferred stock:
Public utilities	2,371	11	10	2,372
U.S. banks, trusts & insurance companies	18,903	723	124	19,502
U.S. industrial & miscellaneous	97,039	3,313	3,414	96,938
Foreign	19,485	799	281	20,003

Total equity securities	$169,717	$36,024	$5,951	$199,790

Total available-for-sale securities	$751,461	$50,656	$12,609	$789,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2001

Fixed maturities:
U.S. treasuries & government agencies	$11,211	$502	$0	$11,713
States & political subdivisions	42,392	1,817	88	44,121
Special revenue	110,267	3,496	345	113,418
Public utilities	25,150	1,156	36	26,270
U.S. industrial & miscellaneous	311,757	8,989	1,438	319,308
Foreign	26,634	859	17	27,476

Total bonds	$527,411	$16,819	$1,924	$542,306
Redeemable preferred stock	16,012	1,555	0	17,567

Total fixed maturities	$543,423	$18,374	$1,924	$559,873

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	$3,284	$814	$16	$4,082
U.S. industrial & miscellaneous	28,718	31,570	579	59,709
Nonredeemable preferred stock:
Public utilities	2,370	12	3	2,379
U.S. banks, trusts & insurance companies	14,685	938	58	15,565
U.S. industrial & miscellaneous	91,185	2,573	2,111	91,647
Foreign	19,485	1,039	108	20,416

Total equity securities	$159,727	$36,946	$2,875	$193,798

Total available-for-sale securities	$703,150	$55,320	$4,799	$753,671

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities. A fee is paid to the Company by the borrower. Collateral, comprised of cash and government securities, that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. The Company had loaned securities with a market value of $43,993 and $26,900 secured by collateral of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

$45,381 and $28,100 at March 31, 2002 and 2001, respectively. The borrower of the securities is not permitted to sell or replace the security on loan. The Company maintains the loaned securities on its Consolidated Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

The components of net realized gain on investments as reported on the Consolidated Statements of Operations are included below.

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Fixed maturities:
Gross realized gains	$414	$764
Gross realized losses	(7)	(80)

Net realized gain	$407	$684

Equity securities:
Gross realized gains	$882	$549
Gross realized losses	(69)	(521)

Net realized gain	$813	$28

Net realized gain on investments	$1,220	$712

Limited partnerships include U.S. and foreign private equity, real estate and fixed income investments. The private equity limited partnerships invest in small- to medium-sized companies. Limited partnerships are recorded using the equity method, which approximates the Company’s share of the carrying value of the partnership. Unrealized gains and losses on private equity limited partnerships are reflected in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. The Company has not guaranteed any of the partnership liabilities.

Limited partnerships that have declined in value below cost and for which the decline is considered to be other than temporary by management are written down to realizable value. Such write downs are made directly on an individual limited partnership basis and are considered a loss in the Equity in Losses of Limited Partnerships on the Consolidated Statement of Operations. The components of Equity in Losses of Limited Partnerships as reported on the Consolidated Statements of Operations are included below. Impairment charges recognized in the first quarter of 2002 totaling $1,205 resulted from three private equity partnerships.

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Private equity	$(2,925)	$(1,673)
Real estate	1,010	262
Fixed income	1	8

Total equity in losses of limited partnerships	$(1,914)	$(1,403)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

During 2001, the Company entered into several foreign currency forward contracts related to its limited partnership investments, which are by definition derivatives. These contracts were not designated as hedges as the primary purpose is to generate profits from short-term market movements. The forward contracts have no cash requirements at the inception of the arrangement. At March 31, 2002, the notional amount of the contracts outstanding totaled $1,639. Changes in value, totaling $28 in 2002, have been recognized currently in earnings as realized losses in the Consolidated Statements of Operations.

NOTE E — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company (EFL) common shares outstanding and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania domiciled life insurance company operating in 10 states and the District of Columbia.

The following represents condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Revenues	$30,206	$25,526
Benefits and expenses	23,500	20,265

Income before income taxes	6,706	5,261
Income taxes	2,320	1,820

Net income	$4,386	$3,441

Comprehensive (loss) income	$(5,973)	$9,136

Dividends paid to shareholders	$1,843	$1,701

Net unrealized appreciation on investment securities at March 31, net of deferred taxes	$8,000	$9,382

NOTE F — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15,000 from EFL in the form of a surplus note. The note bears an annual interest rate of 6.45% and all payments of interest and principal of the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval of the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL accrued interest of $242 in the first quarters of 2002 and 2001 which is payable to the Company.

NOTE G — TREASURY STOCK

The Company has in place a stock repurchase plan, under which the Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. Treasury shares are recorded on the Consolidated Statements of Financial Position at cost.

NOTE H — eCOMMERCE PROGRAM AND RELATED INFORMATION TECHNOLOGY INFRASTRUCTURE COSTS

During 2001, the Erie Insurance Group undertook a series of initiatives to develop its eCommerce capabilities. In connection with this program the Company and the property/casualty insurance companies of the Erie Insurance Group entered into the Cost Sharing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H — eCOMMERCE PROGRAM AND RELATED INFORMATION TECHNOLOGY INFRASTRUCTURE
COSTS (Continued)

Agreement For Information Technology Development (“Agreement”). The Agreement describes how member companies of the Erie Insurance Group will share the costs to be incurred for the development of new Internet enabled property/casualty policy administration and customer relationship management systems. The Agreement provides that the cost of the systems and the related enabling technology costs, such as required infrastructure and architectural tools, will be shared among the property/casualty insurance companies in a manner consistent with the sharing of insurance transactions under the existing intercompany pooling agreement. Under the Agreement, 5.5% of these costs are borne by the Company’s insurance subsidiaries. These costs are included in the Policy Acquisition and Other Underwriting Expenses in the Consolidated Statements of Operations. The Company’s share of these costs, incurred by the Company’s property/casualty subsidiaries amounted to $1,031 during the first quarter of 2002.

Certain other costs of the eCommerce Program are related to information technology hardware and infrastructure not directly related to the policy administration or customer relationship management systems. These costs are not covered under the Agreement and are included in the Cost of Management Operations in the Consolidated Statements of Operations. The Company’s share of these infrastructure costs amounted to $1,713 during the first quarter of 2002.

NOTE I — COMMITMENTS

The Company has outstanding commitments to invest up to $116,177 in limited partnerships at March 31, 2002. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years expiring in 2005. At March 31, 2002, the total commitment to fund limited partnerships that invest in private equity securities is $84,878, real estate activities $18,283 and fixed income securities $13,016. At March 31, 2002, no one partnership commitment exceeded $7.5 million, or 6.5%, of the outstanding commitment amount.

During 2001, the Company entered into contracts to provide services related to the eCommerce program with various external vendors. The total outstanding commitment for these contracts at March 31, 2002, was $12,616, of which approximately $10,793 will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2002.

NOTE J — SEGMENT INFORMATION

The Company operates its business as two reportable segments — management operations and property/casualty insurance operations. Accounting policies for segments are the same as described in the summary of significant accounting policies Note 2, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002. The Company’s principal operations consist of serving as attorney-in-fact for the Exchange, which constitutes its management operations. The Company’s property/casualty insurance operations arise through direct business of its subsidiaries and by virtue of a pooling agreement between its subsidiaries and the Exchange which includes assumed reinsurance from nonaffiliated domestic and foreign sources.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J — SEGMENT INFORMATION (Continued)

Insurance provided in the property/casualty operations consist of personal and commercial lines and is sold by independent agents. Personal lines are marketed to individuals and commercial lines are marketed to small - and medium - sized businesses.

The performance of the personal and commercial lines is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Erie Insurance Group. Assets are not allocated to segments and are reviewed in total by management for purposes of decision making. No single customer or agent provides 10% or more of revenues for the Erie Insurance Group.

Summarized financial information for these operations is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Management Operations:
Revenue:
Management fee revenue	$178,252	$145,669
Service agreement revenue	7,342	6,412

Total revenue from management operations	185,594	152,081
Net revenue from investment operations	8,182	7,703

Total revenue	$193,776	$159,784

Income before taxes	$64,985	$50,903

Net income	$43,442	$34,064

Property/Casualty Operations:
Revenue:
Premiums earned:
Commercial lines	$10,207	$7,934
Personal lines	26,332	23,096
Reinsurance	2,196	2,286

Total premiums earned (SAP)	38,735	33,316
GAAP adjustments	(1,516)	(1,142)

Total premiums earned (GAAP)	37,219	32,174
Net revenue from investment operations	4,596	4,493

Total revenue	$41,815	$36,667

Expense:
Losses and expenses:
Commercial lines	$12,190	$9,266
Personal lines	28,650	25,362
Reinsurance	1,127	1,766

Total losses and expenses (SAP)	41,967	36,394
GAAP adjustments	(1,133)	(682)

Total losses and expenses (GAAP)	$40,834	$35,712

Income before taxes	$981	$955

Net income	$760	$721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J — SEGMENT INFORMATION (Continued)

The following information further describes the financial results of the Company by segment, as presented on the previous page.

Management fee revenue by line of business:

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Private passenger auto	$94,514	$79,969
Commercial auto	16,467	13,108
Homeowner	22,772	19,181
Commercial multi-peril	21,336	15,555
Workers’ compensation	18,104	13,703
All other lines of business	5,059	4,153

Total	$178,252	$145,669

The growth rate of policies in force and policy retention (the percentage of current Policyholders who have renewed their policies) trends can impact the Company’s management and property/casualty operating segments. Below is a summary of each by line of business for the Erie Insurance Group’s property/casualty business.

Policies in force for Erie Insurance Group property/casualty operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowner	multi-peril	comp.	business	Total

12/31/00	1,337,280	87,567	986,654	195,137	47,156	211,759	2,865,553
03/31/01	1,356,651	89,388	1,003,517	200,671	48,104	215,747	2,914,078
06/30/01	1,382,419	91,794	1,029,339	208,388	49,711	221,993	2,983,644
09/30/01	1,408,092	94,204	1,053,014	215,039	50,984	227,467	3,048,800
12/31/01	1,432,747	96,100	1,075,816	221,635	52,033	231,241	3,109,572
03/31/02	1,469,617	98,926	1,104,806	229,784	53,320	236,952	3,193,405

Policy retention trends for Erie Insurance Group property/casualty operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowner	multi-peril	comp.	business	Total

12/31/00	92.31%	89.80%	90.75%	88.14%	88.48%	87.64%	91.01%
03/31/01	92.24	90.29	90.71	88.59	89.06	87.75	91.03
06/30/01	92.25	90.35	90.68	88.44	88.76	88.00	91.01
09/30/01	92.22	90.16	90.43	88.35	88.53	87.95	90.89
12/31/01	92.24	90.53	90.29	88.04	88.43	88.07	90.85
03/31/02	92.26	90.86	90.24	88.50	89.34	88.21	90.80

*CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002.

OPERATING RESULTS

Financial Overview

Consolidated net income for the first quarter of 2002 increased 27.1% to $44,201,582, from $34,785,305 during the first quarter of 2001. Management operations grew as a result of a 22.4% increase in direct written premiums. Insurance underwriting operations declined slightly in the first quarter of 2002 compared to the same period in 2001. Slightly improving loss ratios in private passenger auto and commercial lines were offset by increased underwriting expenses as a result of increased technology spending related to the eCommerce initiative as well as other underwriting expenses. Revenue from investment operations increased in 2002 as the equity markets stabilized somewhat since the events of September 11th.

Operating income (net income excluding net realized gains and related federal income taxes) increased to $43,408,556 for the quarter ended March 31, 2002 from $34,322,780 for the same period in 2001. Operating income per share for the first quarter of 2002 was $.61 per share, up 26.9% from $.48 per share for the same period one year ago.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue, derived from the management operations of the Company serving as attorney-in-fact for the Exchange, increased 22.4% to $178,251,721 for the three months ended March 31, 2002 from $145,669,105 for the three months ended March 31, 2001, (see also Note J, “Segment Information” which displays management fee revenue by line of business).

The property/casualty direct written premium of the Erie Insurance Group (Group), upon which management fee revenue of the Company is calculated, grew 22.4% to $713,006,889 in the first quarter of 2002 from $582,676,418 for the same period in 2001. Direct written premiums of the Group grew 17.5% on a rolling twelve-month basis. Increases in average premium per policy, improvements in new policy growth and continuing favorable policy retention rates were all contributing factors in the direct written premium growth.

The average premium per policy increased 7.2% to $836 in the first quarter of 2002 from $780 for the same period in 2001. In private passenger auto (which accounted for 52.8% of the direct written premiums of the Group and over 1.4 million policies in force), the average premium per policy increased 4.5% to $983 for the first three months of 2002 from $941 during the same period one year ago.

Continued improvement in new policy growth also drove the gains experienced in the Group’s direct written premium. Personal lines new business premium grew 48.2% for the first quarter of 2002 while commercial lines new premium grew 63.0% during the same

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

period. Total written premium for personal lines increased 18.5% while commercial lines grew 31.4% for the first quarter 2002 compared to the first quarter 2001. Policies in force increased an annualized 9.6% to 3,193,405 at March 31, 2002 from 2,914,078 at March 31, 2001.

Policy retention has remained excellent at 90.8% and 91.0% for the periods ended March 31, 2002 and 2001, respectively, for all lines of business combined. (see also Note J, “Segment Information” which contains policies in force and policy retention trends by line of business).

Service agreement revenue grew by 14.5% to $7,341,711 for the three months ended March 31, 2002 from $6,412,349 for the same period in 2001. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $4,194,553 and $3,662,245 for the quarters ended March 31, 2002 and 2001, respectively. Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. The Company receives a service fee of 7.0% of non-affiliated assumed reinsurance premiums. These fees totaled $3,147,158 and $2,750,104 for the three months ended March 31, 2002 and 2001 respectively, on net voluntary assumed reinsurance premiums.

The cost of management operations increased 18.3% for the first quarter of 2002 to $128,791,180 from $108,881,196 during the first quarter of 2001. Commissions to independent Agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent Agents on premiums written, as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the direct business written and serviced by the independent Agent. Commission costs totaled $90,304,175 for the first quarter of 2002, a 22.7% increase over the $73,592,987 reported in the first quarter of 2001. Growth in commission costs was slightly greater than the growth in direct premium written in the first quarter 2002 due to an accrual for a Company sales contest for Agents which will run through 2002. The accrual established for this contest through March 31, 2002 was $600,000. Excluding this contest, commission costs increased 21.9% in 2002.

The cost of management operations excluding commission costs, increased 9.1% for the three months ended March 31, 2002 to $38,487,005 from $35,288,209 recorded in the first quarter of 2001. Included in these costs are amounts related to information technology hardware and infrastructure from the Company’s eCommerce initiative launched in June 2001 which totaled $1,712,840 for the first quarter 2002. These expenditures will continue to be incurred through 2003 (see “Factors That May Affect Future Results” section herein).

Other significant increases occurred in personnel costs. As a result of the growth in business, employment grew by 6.1%. This and temporary workers contracted to assist with a company wide rollout of personal computers drove the 7.7% increase in salaries, wages and benefits for the first quarter of 2002. Personnel costs for the three months ended March 31, 2002 amounted to $22,792,360 compared to $21,165,209 for the same period in 2001.

Policy acquisition costs increased 16.7% to $7,825,593 in the first quarter of 2002 compared to $6,704,679 for the same period one year ago. This increase was fueled by overall production increases with the single largest cost increase occurring in underwriting reports required by the 40.7% increase in private passenger automobile applications received for the first quarter of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The gross margin from management operations (net revenue divided by total revenue) increased to 30.6% in the first quarter of 2002, compared to the gross margin of 28.4% reported in the first quarter of 2001.

Analysis of Insurance Underwriting Operations

The underwriting loss from the insurance operations of the Company’s property/casualty insurance subsidiaries, Erie Insurance Company (EIC) and Erie Insurance Company of New York (EINY), which together assume a 5.5% share of the underwriting results of the Erie Insurance Group under an intercompany pooling agreement, increased to $3,615,058 during the first quarter of 2002 compared to underwriting losses of $3,537,907 during the same period in 2001. The underwriting results in 2002 reflect slightly improved loss ratios in private passenger auto, and commercial lines of business offset by increased underwriting expenses related to the eCommerce technology program.

The Company’s property/casualty insurance subsidiaries’ share of the Group’s direct business generated net underwriting losses of $4,683,830 and $4,058,100 for the first quarters of 2002 and 2001, respectively. The firming of auto pricing in 2001 by the industry in response to deteriorating loss cost trends allowed the Group to begin raising auto insurance prices in order to improve underwriting profitability. The impact of the rate increases will be realized in earned premium over the course of the next two years before the full impact is recognized in the underwriting results of the Company.

Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its exposure by geographic region. Additionally, EIC and EINY have in effect an all-lines aggregate excess of loss agreement with the Exchange (discussed below) which should substantially mitigate the effect of catastrophe losses on the Company’s financial position. The Company’s share of catastrophe losses were $474,189 and $70,069 for the three months ended March 31, 2002 and 2001, respectively.

The Company’s property/casualty insurance subsidiaries’ unaffiliated voluntary assumed reinsurance business generated net underwriting income of $1,068,772 and $520,193 in the first three months of 2002 and 2001, respectively. There was no additional reserve development in the first quarter of 2002 relating to the Company’s 5.5% share of the Group’s estimated incurred reinsurance losses of $150 million from the September 11, 2001 terrorist attack on the World Trade Center. Through March 31, 2002 loss payments made by the Group related to the attack have totaled $12,407,886 with an additional $137,592,114 set up as reserves for future and unsettled claims.

EIC and EINY’s aggregate excess of loss reinsurance agreement with the Exchange limits their net retained share of ultimate net losses in any applicable accident year. Under the agreement, the Exchange assumes losses that exceed 72.5% of the Company’s earned premium for each accident year. The Exchange is liable for 95.0% of the amount of such excess up to, but not exceeding, 15.0% of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company’s earned premium. The Company would be liable for amounts in excess of the coverage in the excess of loss agreement. This reinsurance treaty is excluded from the intercompany pooling agreement. The premium paid to the Exchange for the agreement totaled $883,226 and $909,617 for the three months ended March 31, 2002 and 2001, respectively. Recoveries during the first quarter 2002 amounted to $652,231, compared to recoveries of $352,179 for the same period one year ago. The majority of the 2002 recoveries relate to accident year 1999 and totaled $617,113 under the agreement. No cash payments have been made between companies in 2002 for these recoveries.

Included in the Company’s underwriting expenses are the Company’s share of eCommerce initiative expenses covered under a cost sharing agreement totaling $1,030,671 for the quarter ended March 31, 2002. These shared costs will continue to increase as the program develops through 2003. (See “Factors That May Affect Future Results” section, herein).

The GAAP combined ratio for the Company’s property/casualty insurance operations was 109.7% and 111.0% for the three months ended March 31, 2002 and 2001, respectively. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. This ratio was impacted by almost 3 combined ratio points related to eCommerce expenses and by 1 combined ratio point related to catastrophe losses in the first quarter of 2002. The GAAP combined ratios, excluding eCommerce and catastrophe losses, were 105.7% and 110.8% for the quarters ended March 31, 2002 and 2001, respectively.

Analysis of Investment Operations

Net revenue from investment operations for the first quarter of 2002 increased 4.8% to $12,778,425 from $12,196,084 in the first quarter of 2001. The Company realized net gains on investments in the first quarter of 2002 of $1,220,039 compared to realized gains of $711,576 in the first quarter 2001.

Equity in losses of limited partnerships was $1,914,127 at March 31, 2002 compared to $1,402,645 for the same period in 2001. Private equity and fixed income limited partnerships realized losses of $2,923,875 for the three months ended March 31, 2002 compared to losses of $1,664,749 for the same period of 2001. Included in the 2002 loss are write downs totaling $1,204,837 in private equity limited partnerships with declines in value considered by Company management to be other-than-temporary. Real estate limited partnerships reflected earnings of $1,009,748 for the three months ended March 31, 2002 compared to earnings of $262,104 for the same period of 2001.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At March 31,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2002, the Company’s investment portfolio of investment-grade bonds, common stock, preferred stock and cash and cash equivalents totaled $814 million, or 40.7%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

The Company reviews the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to specific factors, the primary factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

For common equity securities (including private equity limited partnerships) where the decline in market value is more than 20% below cost for a period exceeding six months, there is a strong indication of other than temporary impairment. Under these circumstances the Company considers market conditions, industry characteristics and the fundamental operating results of the issuer before deciding whether to sell the investment at a loss, to recognize an impairment charge to operations or to do neither. For common equity securities that have declined more than 20% below cost for a period exceeding twelve months, the position is presumed impaired and is either sold or recognized as impaired in the Consolidated Statements of Operations. As discussed previously in “Analysis of Investment Operations” section, $1,204,837 of private equity limited partnership values were written down in the first quarter 2002.

For fixed maturity investments, the Company individually analyzes all positions whose market value have declined more than 20% below cost for a period exceeding six months. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price decline of over 20% for a period greater than six months where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. There were no impairments recognized in the first quarters of 2002 or 2001 related to fixed maturity investments.

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Financial Position and Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. Generally, the Company does not hedge its exposure to interest rate risk, as it holds fixed maturity investments to maturity.

The Company’s portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. Portfolio holdings are diversified across industries; concentrations in any one company or industry are limited by parameters established by management and the Company’s Board of Directors.

Liabilities

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

At March 31, 2002, the property/casualty insurance companies managed by the Company estimated total loss exposure related to the events of September 11th to be $150 million. Only a portion of that amount to date has been paid on losses related to September 11th, which adds greater uncertainty to the loss estimates. Additionally, disputes concerning whether the September 11th attack on the World Trade Centers should be considered one or two insurable events are currently being litigated. The Company’s $150 million loss estimate anticipates that the events of September 11th is considered one event. If the attack comes to be considered as two events, the total potential exposure for the Erie Insurance Group would increase between $50 million and $75 million. The effect on the Company, as a result, would be additional losses between $2.7 million and $4.1 million. Taking into consideration the excess of loss reinsurance agreement, the net impact of such potential additional losses would be minimal to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from management operations as the attorney-in-fact for the Exchange, the net cash flow from the EIC’s 5% and the EINY’s .5% participation in the underwriting results of the intercompany pooling agreement with the Exchange, and the Company’s investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The other receivable from the Exchange and affiliates represents the management fee receivable from premiums written but not yet collected as well as the management fee receivable on premiums collected in the current month, net of operating expenses paid by the Exchange. The amount of this receivable due from the Exchange to the Company at March 31, 2002 was $21,018,903. The Company pays commissions on premiums collected rather than written premiums. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

Beginning in 1999, the Company established a stock repurchase program whereby the Company could repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company’s capital. During the first quarter of 2002, 22,800 shares were repurchased at a total cost of $865,923 or an average price of $37.98.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities for the three months ended March 31, 2002 was $13,089,636.

The Company has outstanding commitments to invest up to $116,177,264 related to limited partnership investments at March 31, 2002. These commitments will be funded as required through the end of the respective investment periods, which typically span three to five years and principally expire in 2005. The Company has sufficient resources to meet these partnership commitments.

Dividends declared and paid to shareholders for the quarters ended March 31, 2002 and 2001, totaled $10,930,460 and $9,838,817, respectively. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company’s cash flows.

At March 31, 2002 and December 31, 2001, the Company’s receivables from its affiliates totaled $703,366,598 and $640,655,330, respectively. These receivables, primarily due from the Exchange, as a result of the management fee, expense reimbursements and the intercompany pooling agreement, represent a concentration of credit risk.

REINSURANCE RISK

The property/casualty insurers managed by the Company do not maintain any ceded reinsurance treaties with unaffiliated insurers due to their strong surplus position, the cost of reinsurance and low ratio of the premium writings to surplus. The Company does not believe the absence of ceded reinsurance treaties will have a material adverse effect, over the long term, on the results of operations of the insurance companies managed by the Company. However, the absence of such treaties could have an adverse effect on the results of operations of the insurance companies managed by the Company in a given year if the frequency or severity of claims were substantially higher than historical averages because of an unusual event or series of events. The Company’s reinsurance agreement in effect with the Exchange mitigates catastrophe loss exposure risk to the Company’s property/casualty insurance subsidiaries, but does not mitigate the exposure of the Exchange.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management Fee Rate

The management fee paid to the Company as attorney-in-fact for the Exchange is subject to approval by the Company’s Board of Directors. The rate may be changed periodically by the Board at its discretion but may not exceed 25%. The Board considers several factors in determining the management fee rate, including the relative financial position of the Exchange and the Company and the long-term capital needs of the Exchange, in order to foster growth and competitiveness as well as maintain its superior financial strength,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

which ultimately benefits the entire Group. Because the management fee revenue from the Exchange provides the majority of the Company’s revenue, the income of the Company is dependent upon the ability of the Exchange to maintain its financial condition and its ability to continue to offer competitive insurance products in the marketplace. The management fee rate charged the Exchange was 25% for all periods presented herein. If the Board were to decrease the management fee rate 1% (from 25% to 24%) for the three months ended March 31, 2002 it would have resulted in a $7,130,069, or $.10 per share, reduction to the management fee revenue as reported on the Consolidated Statements of Operations.

Insurance Premium Rate Increases

Rate increases filed by the Group for certain lines of business in various states were sought to offset growing loss costs in those lines. The Company continually evaluates pricing levels balancing competitive conditions and the need to maintain the solid financial condition of the insurers it manages. Pricing actions contemplated or taken by the insurers of the Group are subject to various regulatory requirements of the states in which the insurers operate. Premium increases anticipated due to pricing actions approved through March 31, 2002 could amount to approximately $92 million in premium for the Group in 2002 with the potential for an additional $25 million in premium resulting from pricing actions contemplated or filed and awaiting approval. The majority of the anticipated increase stems from the private passenger and commercial auto lines of business as well as the homeowners line of business. Further rate actions will be contemplated during 2002 and future years.

Geographic Expansion

On December 6, 2001, the Company announced the Group’s intention to expand its operations into Minnesota. Minnesota will be the 12th state served by the Group, in addition to the District of Columbia. Beginning in the third quarter of 2004, the Group intends to write all lines of insurance it currently offers, including auto, home, business, life and annuities in Minnesota.

Insurance Company Insolvencies

The insurance companies owned and managed by the Company pay assessments under the solvency or guaranty laws of the various states in which they are licensed. Pennsylvania-based PHICO Insurance Company, which became insolvent in late 2001, could impact future underwriting results of the Company. The impact of this insolvency on the Company’s financial results cannot be reasonably estimated at this time, thus no liability has been established by the Company to date. However, a charge to the Company’s insurance underwriting operations is likely to be made as more information becomes available.

Terrorism

The insurance companies owned and managed by the Company are exposed to both direct insurance and reinsurance losses arising from possible future terrorist actions. The Company is exposed to such losses by virtue of its 5.5% participation in the intercompany reinsurance pooling agreement with the Exchange. The Company’s exposure is limited by the terms of an excess of loss agreement that is in place with the Exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tragic September 11th attacks resulted in staggering losses for the insurance industry and have caused uncertainty in the insurance and reinsurance market. The industry has been compelled to re-examine policy language and to address the potential for future threats of terrorist events and losses. The Group’s personal and commercial property and casualty insurance policies were not intended to cover the risk of terrorist events and losses such as those suffered in the September 11th attacks. It is difficult to predict and measure the risks associated with possible future terrorist attacks.

To address the industry’s terrorism exposure, insurers have been working with Congress, the White House and other interested parties to enact legislation that would help spread the risk of future terrorist losses. However, no federal backstop legislation has been passed and future legislation is uncertain.

Regulators in states in which the Group does business, with the exception of New York, have approved limited optional terrorism exclusion endorsements for use only on commercial property and liability lines within the framework developed by ISO (Insurance Services Office, Inc.). These endorsements exclude claims for terrorist acts involving the release of biological, chemical, nuclear or radioactive materials. In other incidents of terrorism, thresholds must be met before the exclusion will apply. For both property and liability coverage, insured property damage must exceed $25 million. For liability coverage, the exclusion will also apply if more than 50 people sustain serious physical injury. When the threshold is met, there is no coverage. The Group has made the necessary filings to obtain approval for use of these optional exclusions where deemed necessary.

The National Association of Insurance Commissioners (NAIC) has recently announced a resolution to deny terrorism exclusions on personal lines policies. NAIC action is advisory and states have approval authority; however, it is likely that many states will follow the NAIC resolution. Through its trade organizations and grassroots efforts, the Group continues to work toward a federal solution.

The Company’s substantial portfolio of equity and fixed income investments could also be affected by potential future terrorist actions which may affect the level of economic activity as well as investor confidence in the U.S. capital markets.

Exposure Losses for Mold

Over the course of the last several years, the industry has experienced several significant jury verdicts handed down in cases involving property damage and personal injuries, arguably related to mold. Potentially, the Group could see an increase in the number of claims from both a first party and a third party coverage context. Heightened awareness and concern over toxic mold has caused an increase in reported claims involving mold related issues. The cost associated with these losses, particularly investigative costs, continues to rise. Generally, litigation and related costs continue to increase while verdicts and opinions from the courts continue to be unpredictable. The Company has created a mold task force committee which is in the process of reviewing all of the Group’s personal and commercial policies in order to determine the feasibility of limiting claims. Presently, the committee is studying various options ranging form an outright exclusion of mold coverage to an exclusion with a buy-back endorsement for coverage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information Technology Costs

In 2001, the Company began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s business model of distributing insurance products exclusively through independent Agents. The eCommerce program includes initiatives to replace property/casualty policy administration systems as well as Agent and customer interaction systems. The program also includes significant information technology hardware and infrastructure expenditures. It is intended to improve service and efficiency, as well as result in increased sales. Current estimates of expenditures for the program over the initial phase spanning three years approximate $175 million. The cost of these initiatives will be shared among several companies of the Erie Insurance Group, including the Company. Based on current estimates, the after-tax net income of the Company will be reduced by between $0.15 and $0.17 per share for 2002 and between $.04 and $.06 per share in 2003.

Contingencies

In February, 2000 a civil class action lawsuit was filed against EIC and the Exchange in Philadelphia, Pennsylvania. The Exchange issued an automobile insurance policy to the Plaintiff. The class action complaint alleges that the Plaintiff was involved in an accident and that her insured vehicle was damaged in the accident. The Complaint alleges that the Exchange acted improperly when it used non-original equipment manufacturer (non-OEM) parts in repairing the damage to the Plaintiff’s vehicle. In March, 2002, the courts granted the Plaintiff’s motion to move this suit to Class Certification.

The Exchange and EIC are seeking to appeal the certification of the class. In addition, the Erie Insurance Group is considering joining, as additional defendants in the class action lawsuit, other non-OEM manufacturers and distributors of crash parts. Although it is too early to assess the probable outcome or the amount of damages of this civil class action lawsuit, the Company believes the Exchange and EIC have meritorious legal and factual defenses to this lawsuit and these defenses will be vigorously pursued. As such, no liability has been established by the Company or any companies in the Group to date for this lawsuit. The Company’s exposure to liability arising from this litigation is limited to the 5.5% share of the Group’s underwriting results under the intercompany pooling agreement and would be subject to the excess of loss reinsurance agreement between EIC and the Exchange. See also Part II – Item 1. “Legal Proceedings”.

Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits like the one described above as well as other types of litigation. This litigation is based on a variety of issues including insurance and claim settlement practices. The Company assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will not differ from those assessments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2001 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended March 31, 2002. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. Many factors could cause future results to differ materially from those discussed. Examples of such factors include variations in catastrophe losses due to changes in weather patterns, other natural causes or terrorist actions; changes in insurance regulations or legislation that disadvantage the members of the Group in the marketplace and recession, economic conditions or stock market changes affecting pricing or demand for insurance products or ability to generate investment income and returns. Growth and profitability have been and will be potentially materially affected by these and other factors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Brenda L. Foultz v. Erie Insurance Exchange and Erie Insurance Company

This civil class action lawsuit was filed in February of 2000 in the Court of Common Pleas of Philadelphia County, Pennsylvania. The Erie Insurance Exchange (Exchange) issued an automobile insurance policy to the Plaintiff. The Class Action Complaint alleges that the Plaintiff was involved in an accident and that her insured vehicle was damaged in the accident. The Complaint alleges that the Exchange acted improperly when it prepared estimates using non-OEM parts in repairing the damage to the Plaintiff’s vehicle. In repairing the Plaintiff’s vehicle, two “non-OEM parts” were used. The two non-OEM parts used in repairing the Plaintiff’s vehicle were the left and right front lens and housing assemblies. The Plaintiff’s Complaint asserts that all non-OEM crash parts are inferior, defective and substandard, and do not return a damaged vehicle to its condition prior to the accident.

The Complaint, as amended, contains four counts. In the Count I, Plaintiff alleges that the Exchange conduct constitutes a breach of contract under its insurance policy. Count II of the Complaint alleges that the Exchange conduct violates the Pennsylvania Unfair Trade Practices and Consumer Protection law. Count III alleges that the Exchange conduct violates the Pennsylvania bad faith statute. In Count IV of the Complaint Plaintiff requested declaratory relief and an injunction prohibiting the Exchange from using non-OEM parts. The Plaintiff later voluntarily dismissed Count IV. The Exchange answered the Complaint and denied liability on all of the counts. The Exchange also filed a Joinder Complaint in January of 2001 against the manufacturer and distributor of the non-OEM parts alleged by the Plaintiff to be defective. The Court issued an Order permitting the Exchange joinder of TYC Brother Industrial Co. Ltd., the manufacturer of the parts at issue, and Genera Corporation, the distributor of the parts. TYC Brother Industrial Co. Ltd. and Genera have also denied any and all liability.

On March 13, 2002, the Court of Common Pleas of Philadelphia County granted the Plaintiff’s Revised Motion for Class Certification. The Court certified the following class:

All persons in the United States (1) who have been insured by an automobile policy issued by Erie Insurance Company or any other member of the Exchange; (2) who have made a claim at any time on or after February 2, 1994 for vehicle repairs pursuant to their Erie Insurance policies; and (3) have had non-OEM crash parts specified for their repairs. Excluded from the Class are officers, directors and employees of Erie Insurance Company, Exchange, and their subsidiaries.

The Exchange and Erie Insurance Company are seeking to appeal the certification of the class. In addition, the Erie Insurance Group is considering joining, as additional Defendants in the class action lawsuit, other non-OEM manufacturers and distributors of crash parts. The Company believes the Exchange and Erie Insurance Company have meritorious legal and factual defenses to this lawsuit and these defenses will be vigorously pursued. In the event an adverse verdict is rendered against Erie Insurance Exchange and Erie Insurance Company, both Erie Insurance Group companies will vigorously pursue any claims they may have against the non-OEM manufacturers and suppliers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On January 23, 2002, the Company filed a report on Form 8-K, reporting under Item 5, that the Company would recognize a one time after tax charge to 2001 fourth quarter net income amounting to about $0.10 per share. The charge resulted from the Company’s recognition of a performance recognition award granted to Stephen A. Milne, President and Chief Executive Officer, upon his retirement effective January 18, 2002.

ITEM 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Class A weighted average common shares outstanding (stated value $.0292)	63,815,772	64,048,234
Class B common shares outstanding (stated value $70) Conversion of Class B shares to Class A shares (one share of Class B for 2,400 shares of Class A)	7,368,000	7,368,000

Total weighted average equivalent shares outstanding	71,183,772	71,416,234

Net income	$44,201,582	$34,785,305

Net income per share	$0.62	$0.49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)

Date:	April 22, 2002	/s/ Jan R. Van Gorder Jan R. Van Gorder, Acting President & CEO

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO