Form 10-Q
period 2002-06-30
ERIE INDEMNITY CO
filed 2002-07-24
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002

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

Class A Common Stock, no par value, with a stated value of $.0292 per share — 63,646,296 shares as of July 17, 2002.
Class B Common Stock, no par value, with a stated value of $70 per share — 3,070 shares as of July 17, 2002.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Position—June 30, 2002 and December 31, 2001

Consolidated Statements of Operations—Three and six months ended June 30, 2002 and 2001

Consolidated Statements of Comprehensive Income—Three and six months ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows—Six months ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements—June 30, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Item 11.	Statement Regarding Computation of Per Share Earnings

SIGNATURES

PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
ASSETS	2002	2001

	(Unaudited)
INVESTMENTS
Fixed maturities at fair value (amortized cost of $622,297 and $543,423, respectively)	$634,205	$559,873
Equity securities at fair value (cost of $166,221 and $159,727, respectively)	188,577	193,798
Limited partnerships (cost of $87,160 and $79,668, respectively)	86,883	81,596
Real estate mortgage loans	5,634	5,700

Total investments	$915,299	$840,967

Cash and cash equivalents	34,367	88,213
Accrued investment income	10,628	9,138
Premiums receivable from Policyholders	224,505	186,175
Prepaid federal income tax	0	14,056
Reinsurance recoverable from Erie Insurance Exchange	535,540	491,055
Note receivable from Erie Family Life Insurance Company	15,000	15,000
Other receivables from Erie Insurance Exchange and affiliates	191,068	149,600
Reinsurance recoverable non-affiliates	366	372
Deferred policy acquisition costs	20,115	17,018
Property and equipment	14,308	14,635
Equity in Erie Family Life Insurance Company	44,075	44,683
Other assets	83,058	64,654

Total assets	$2,088,329	$1,935,566

		(Continued)

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

	(Unaudited)
LIABILITIES
Unpaid losses and loss adjustment expenses	$599,143	$557,278
Unearned premiums	363,611	311,969
Commissions payable and accrued	126,550	110,121
Accounts payable and accrued expenses	41,492	46,164
Federal income tax payable	5,123	0
Deferred income taxes	6,028	12,945
Dividends payable	10,906	10,930
Employee benefit obligations	15,834	20,904

Total liabilities	$1,168,687	$1,070,311

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,032,000 shares issued; 63,694,299 and 63,836,323 shares outstanding in 2002 and 2001, respectively	$1,955	$1,955
Class B common, stated value $70 per share; authorized 3,070 shares; 3,070 shares issued and outstanding	215	215
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	25,286	35,222
Retained earnings	983,600	913,406

Total contributed capital and retained earnings	$1,018,886	$958,628
Treasury stock, at cost 3,337,701 shares in 2002 and 3,195,677 shares in 2001	(99,244)	(93,373)

Total shareholders’ equity	$919,642	$865,255

Total liabilities and shareholders’ equity	$2,088,329	$1,935,566

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
MANAGEMENT OPERATIONS:
Management fee revenue	$206,575	$167,828	$384,827	$313,497
Service agreement revenue	7,776	6,838	15,118	13,250

Total revenue from management operations	$214,351	$174,666	$399,945	$326,747
Cost of management operations	147,504	121,562	276,296	230,443

Net revenue from management operations	$66,847	$53,104	$123,649	$96,304

INSURANCE UNDERWRITING OPERATIONS:
Premiums earned	$40,434	$33,917	$77,653	$66,091

Losses and loss adjustment expenses incurred	34,050	26,096	63,387	53,057
Policy acquisition and other underwriting expenses	12,430	9,607	23,927	18,358

Total losses and expenses	46,480	35,703	87,314	71,415

Underwriting loss	$(6,046)	$(1,786)	$(9,661)	$(5,324)

INVESTMENT OPERATIONS:
Net investment income	$14,133	$12,365	$26,837	$24,508
Net realized (loss) gain on investments	(5,801)	2,013	(4,581)	2,725
Equity in earnings of Erie Family Life Insurance Company	218	1,442	986	2,186
Equity in earnings of limited partnerships	2,221	2,911	307	1,508

Net revenue from investment operations	$10,771	$18,731	$23,549	$30,927

Income before income taxes	$71,572	$70,049	$137,537	$121,907
Provision for income taxes	23,746	22,920	45,510	39,992

Net income	$47,826	$47,129	$92,027	$81,915

Net income per share	$0.67	$0.66	$1.29	$1.15

Weighted average shares outstanding	71,144	71,388	71,162	71,402
Dividends declared per share:
Class A	$0.17	$0.1525	$0.34	$0.305
Class B	25.50	22.875	51.00	45.75

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Dollars in thousands)
Net Income	$47,826	$47,129	$92,027	$81,915

Unrealized losses on securities:
Unrealized holding (losses) gains arising during period	(10,591)	(625)	(24,182)	2,582
Less: Losses (gains) included in net income	5,801	(2,013)	4,581	(2,725)

Net unrealized holding losses arising during period	(4,790)	(2,638)	(19,601)	(143)
Income tax benefit related to unrealized losses	1,676	923	6,860	50

Net depreciation of investments	(3,114)	(1,715)	(12,741)	(93)
Minimum pension liability adjustment	0	0	4,315	0
Less: Tax asset related to pension liability adjustment	(0)	0	(1,510)	0

Net pension liability adjustment	0	0	2,805	0

Other comprehensive loss, net of tax	(3,114)	(1,715)	(9,936)	(93)

Comprehensive income	$44,712	$45,414	$82,091	$81,822

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

	(Amounts in thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,027	$81,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,921	1,533
Deferred income tax (benefit) expense	(1,966)	2,425
Amortization of deferred policy acquisition costs	13,832	11,680
Equity in income of limited partnerships	(307)	(1,508)
Realized loss (gain) on investments	4,581	(2,725)
Net amortization of bond discount	(288)	(109)
Undistributed earnings of Erie Family Life Insurance Company	(127)	(1,389)
Deferred compensation	456	261
(Increase) decrease in accrued investment income	(1,490)	172
Increase in receivables	(124,278)	(92,250)
Policy acquisition costs deferred	(16,929)	(13,890)
Increase in prepaid expenses and other assets	(18,064)	(11,407)
(Decrease) increase in accounts payable and accrued expenses	(5,883)	5,312
Increase in commissions payable and accrued	16,428	5,080
Increase in income taxes payable	19,180	6,655
Increase in loss reserves	41,865	23,186
Increase in unearned premiums	51,641	29,512

Net cash provided by operating activities	$72,599	$44,453
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	$(175,188)	$(99,975)
Equity securities	(34,308)	(29,466)
Limited partnership investments	(22,138)	(13,267)
Sales/maturities of investments:
Fixed maturity sales	51,937	51,170
Fixed maturity calls/maturities	42,120	46,152
Equity securities	25,779	22,029
Mortgage loans	66	819
Limited partnership sales or distributions	14,953	2,348
Purchase of property and equipment	(1,272)	(1,640)
Purchase of computer software	(322)	(484)
Loans to agents	(1,672)	(1,356)
Collections on agent loans	1,328	1,230

Net cash used in investing activities	$(98,717)	$(22,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	$(21,857)	$(19,675)
Purchase of treasury stock	(5,871)	(1,210)

Net cash used in financing activities	$(27,728)	$(20,885)

Net (decrease) increase in cash and cash equivalents	(53,846)	1,128
Cash and cash equivalents at beginning of period	88,213	38,778

Cash and cash equivalents at end of period	$34,367	$39,906

Supplemental disclosures of cash flow information:
Income tax payments	$38,867	$31,552

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands except per share data

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of the Erie Indemnity Company and its wholly owned subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002.

NOTE B — RECLASSIFICATIONS

Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications were minor in nature and did not impact earnings.

NOTE C — EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (63,794,175 and 64,034,046 at June 30, 2002 and 2001, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,070 in 2002 and 2001) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 71,143,580 for the quarter ended June 30, 2002 and 71,388,014 for the same period one year ago. For the six months ended June 30, 2002 weighted average equivalent shares outstanding were 71,162,175 compared to 71,402,046 for the six months ended June 30, 2001.

NOTE D — INVESTMENTS

Management considers all fixed maturities and marketable equity securities available-for-sale. Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. When a decline in the value of investments is considered to be other than temporary by management, the investments are written down to their realizable value. Such write downs are made directly on an individual security basis and are considered a realized loss on investments in the Consolidated Statements of Operations. In the second quarter of 2002 the Company recognized impairment charges totaling $10,693 relating to long term fixed maturities and non redeemable preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

The following is a summary of available-for-sale securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2002
Fixed maturities:
U.S. treasuries & government agencies	$11,254	$494	$0	$11,748
States & political subdivisions	44,559	2,273	0	46,832
Special revenue	107,790	4,042	32	111,800
Public utilities	37,870	879	684	38,065
U.S. industrial & miscellaneous	361,616	11,232	5,305	367,543
Foreign	44,904	740	2,165	43,479

Total bonds	$607,993	$19,660	$8,186	$619,467
Redeemable preferred stock	14,304	434	0	14,738

Total fixed maturities	$622,297	$20,094	$8,186	$634,205

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	$1,791	$751	$165	$2,377
U.S. industrial & miscellaneous	19,391	19,722	324	38,789
Foreign	417	339	0	756
Non redeemable preferred stock:
Public utilities	9,051	59	77	9,033
U.S. banks, trusts & insurance companies	24,226	1,057	186	25,097
U.S. industrial & miscellaneous	90,870	3,030	2,930	90,970
Foreign	20,475	1,147	67	21,555

Total equity securities	$166,221	$26,105	$3,749	$188,577

Total available-for-sale securities	$788,518	$46,199	$11,935	$822,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2001
Fixed maturities:
U.S. treasuries & government agencies	$11,211	$502	$0	$11,713
States & political subdivisions	42,392	1,817	88	44,121
Special revenue	110,267	3,496	345	113,418
Public utilities	25,150	1,156	36	26,270
U.S. industrial & miscellaneous	311,757	8,989	1,438	319,308
Foreign	26,634	859	17	27,476

Total bonds	$527,411	$16,819	$1,924	$542,306
Redeemable preferred stock	16,012	1,555	0	17,567

Total fixed maturities	$543,423	$18,374	$1,924	$559,873

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	$3,284	$814	$16	$4,082
U.S. industrial & miscellaneous	28,718	31,570	579	59,709
Nonredeemable preferred stock:
Public utilities	2,370	12	3	2,379
U.S. banks, trusts & insurance companies	14,685	938	58	15,565
U.S. industrial & miscellaneous	91,185	2,573	2,111	91,647
Foreign	19,485	1,039	108	20,416

Total equity securities	$159,727	$36,946	$2,875	$193,798

Total available-for-sale securities	$703,150	$55,320	$4,799	$753,671

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions for short periods of time through a lending agent. The Company maintains control over the securities. A fee is paid to the Company by the borrower. Collateral, comprised of cash and government securities, that exceeds the market value of the loaned securities is maintained by the lending agent. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. The Company had loaned securities with a market value of $17,400 and $44,900 secured by collateral of $18,002 and $45,900 at June 30, 2002 and 2001, respectively. The borrower of the securities is not permitted to sell or replace the security on loan. The Company maintains the loaned securities on its Consolidated Statements of Financial Position as part of its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

invested assets. The Company has incurred no losses on the loan program since the program’s inception.

The components of net realized (loss) gain on investments as reported on the Consolidated Statements of Operations are included below. The securities that were recognized as impaired during the second quarter of 2002 were in the telecommunications industry segment.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Fixed maturities:
Gross realized gains	$2,460	$1,877	$2,873	$2,640
Gross realized losses	(45)	(107)	(53)	(187)
Impairment charge	(8,366)	0	(8,366)	0

Net realized (loss) gain	$(5,951)	$1,770	$(5,546)	$2,453

Equity securities:
Gross realized gains	$6,688	$3,307	$7,570	$3,857
Gross realized losses	(4,211)	(3,064)	(4,278)	(3,585)
Impairment charge	(2,327)	0	(2,327)	0

Net realized gain	$150	$243	$965	$272

Net realized (loss) gain on investments	$(5,801)	$2,013	$(4,581)	$2,725

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

Limited partnerships that have declined in value below cost and for which the decline is considered to be other than temporary by management are written down to realizable value. Such write downs are made directly on an individual limited partnership basis and are considered a loss in the Equity in Earnings of Limited Partnerships on the Consolidated Statement of Operations. The components of Equity in Earnings of Limited Partnerships as reported on the Consolidated Statements of Operations are included below. Impairment charges recognized in the second quarter of 2002 totaling $176 resulted from one private equity partnership. For the year 2002 impairment charges related to limited partnerships were $1,381.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Private equity	$(332)	$2,261	$(3,257)	$588
Real estate	2,470	601	3,480	862
Fixed income	83	49	84	58

Total equity in earnings of limited partnerships	$2,221	$2,911	$307	$1,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

During 2001, the Company entered into several foreign currency forward contracts which are by definition derivatives. The purpose of these contracts is to partially hedge future capital calls related to the Company’s limited partnership commitments. However, under accounting rules, these contracts are not considered hedges. The forward contracts have no cash requirements at the inception of the arrangement. At June 30, 2002, the notional amount of the contracts outstanding totaled $1,659. For the quarter ended June 30, 2002 changes in value totaling $89 were recognized currently in earnings as realized gains in the Consolidated Statements of Operations. For the six months, gains on these contracts totaled $99 for 2002 and $46 in 2001.

NOTE E — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company (EFL) common shares outstanding and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania domiciled life insurance company operating in 10 states and the District of Columbia. Dividends paid to the Company for the six months ended June 30, 2002 and 2001 totaled $828 and $766, respectively.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Revenues	$55,714	$54,130
Benefits and expenses	47,470	40,227

Income before income taxes	8,244	13,903
Income taxes	2,852	4,805

Net income	$5,392	$9,098

Comprehensive income	$1,992	$16,431

Dividends paid to shareholders	$3,827	$3,544

Net unrealized appreciation on investment securities at June 30, net of deferred taxes	$14,959	$11,020

NOTE F — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15,000 from EFL in the form of a surplus note. The note bears an annual interest rate of 6.45% and all payments of interest and principal on the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL paid $484 in the second quarters of 2002 and 2001 to the Company.

NOTE G — TREASURY STOCK

The Company has in place a stock repurchase plan, under which the Company may repurchase as much as $120 million of its outstanding Class A common stock through December 31, 2002. Treasury shares are recorded on the Consolidated Statements of Financial Position at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H — COMMITMENTS

The Company has outstanding commitments to invest up to $110,232 in limited partnerships at June 30, 2002. These commitments will be funded as required through the end of the respective investment periods, which typically span 3 to 5 years expiring in 2005. At June 30, 2002, the total commitment to fund limited partnerships that invest in private equity securities is $82,026, real estate activities $16,272 and fixed income securities $11,934. At June 30, 2002, no one partnership commitment exceeded $7.5 million, or 6.8%, of the outstanding commitment amount.

During 2001, the Company entered into several contracts for services related to the eCommerce program with various external vendors. The total outstanding commitment for these contracts at June 30, 2002, was $12.5 million, of which approximately $9.0 million will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2002.

NOTE I — STOCK COMPENSATION PLAN

In June, 2002, the Company’s Board of Directors, at the recommendation of the Executive Compensation Committee, approved a stock compensation plan for its outside directors. The purpose of this plan is to further align the interests of directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of the Company’s Class A common stock. Each director vests in the grant 25% every three months over the course of a year. The Company accounts for the fair value of its grants under those plans in accordance with Financial Accounting Standards (FAS) Statement No. 123, “Accounting for Stock-Based Compensation.” The annual charge to the Company related to this plan totals $165.

NOTE J — SEGMENT INFORMATION

The Company operates its business as two reportable segments — management operations and property/casualty insurance operations. Accounting policies for segments are the same as described in the summary of significant accounting policies Note 2, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002. The Company’s principal operations consist of serving as attorney-in-fact for the Exchange, which constitutes its management operations. The Company’s property/casualty insurance operations arise through direct business of its subsidiaries and by virtue of the intercompany pooling agreement between its subsidiaries and the Exchange which includes assumed reinsurance from non-affiliated domestic and foreign sources.

Insurance provided in the property/casualty insurance operations consist of personal and commercial lines and is sold by independent agents. The performance of the personal and commercial lines is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Erie Insurance Group. Assets are not allocated to segments and are reviewed in total by management for purposes of decision making. No single customer or agent provides 10% or more of revenues for the Erie Insurance Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J — SEGMENT INFORMATION (Continued)

Summarized financial information for these operations is presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Management operations:
Revenue:
Management fee revenue	$206,575	$167,828	$384,827	$313,497
Service agreement revenue	7,776	6,838	15,118	13,250

Total revenue from management operations	214,351	174,666	399,945	326,747
Net revenue from investment operations	10,056	13,498	18,238	21,201

Total revenue	$224,407	$188,164	$418,183	$347,948

Income before taxes	$76,903	$66,602	$141,887	$117,505

Net income	$50,942	$44,459	$94,383	$78,523

Property/casualty insurance operations:
Revenue:
Premiums earned:
Commercial lines	$11,399	$8,651	$21,981	$16,585
Personal lines	28,054	24,263	54,012	47,359
Reinsurance	2,445	1,980	3,757	3,357

Total premiums earned (SAP)	41,898	34,894	79,750	67,301
GAAP adjustments	(1,464)	(977)	(2,097)	(1,210)

Total premiums earned (GAAP)	40,434	33,917	77,653	66,091
Net revenue from investment operations	715	5,233	5,311	9,726

Total revenue	$41,149	$39,150	$82,964	$75,817

Expense:
Losses and expenses:
Commercial lines	$12,713	$9,199	$24,903	$18,465
Personal lines	33,942	25,940	62,592	51,302
Reinsurance	1,789	2,092	2,916	3,858

Total losses and expenses (SAP)	48,444	37,231	90,411	73,625
GAAP adjustments	(1,964)	(1,528)	(3,097)	(2,210)

Total losses and expenses (GAAP)	$46,480	$35,703	$87,314	$71,415

(Loss) income before taxes	$(5,331)	$3,447	$(4,350)	$4,402

Net (loss) income	$(3,116)	$2,670	$(2,356)	$3,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J — SEGMENT INFORMATION (Continued)

The following table presents the management fee revenue by line of business:

	Three Months Ended		%	Six Months Ended		%
	June 30		Change	June 30		Change

	2002	2001		2002	2001
Private passenger auto	$107,330	$90,125	19.1%	$201,844	$170,094	18.7%
Commercial auto	17,718	13,847	28.0	34,185	26,956	26.8
Homeowner	33,541	28,276	18.6	56,313	47,457	18.7
Commercial multi-peril	24,036	16,927	42.0	45,372	32,482	39.7
Workers’ compensation	17,674	13,448	31.4	35,778	27,151	31.8
All other lines of business	6,276	5,205	20.6	11,335	9,357	21.1

Total	$206,575	$167,828	23.1%	$384,827	$313,497	22.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J — SEGMENT INFORMATION (Continued)

The growth rate of policies in force and policy retention trends (the percentage of current Policyholders who have renewed their policies) directly impact the Company’s management and property/casualty insurance operating segments. Below is a summary of each by line of business for the Erie Insurance Group’s property/casualty insurance business.

Growth rate of policies in force for Erie Insurance Group property/casualty insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total
	passenger	growth		growth	personal lines	growth	Personal
Date	auto	rate	Homeowner	rate	of business	rate	Lines

12/31/2000	1,337,280	4.9%	986,654	7.5%	146,682	7.9%	2,470,616
03/31/2001	1,356,651	5.3	1,003,517	7.7	149,438	8.1	2,509,606
06/30/2001	1,382,419	5.9	1,029,339	8.1	154,029	8.5	2,565,787
09/30/2001	1,408,092	6.3	1,053,014	8.4	157,419	8.9	2,618,525
12/31/2001	1,432,747	7.1	1,075,816	9.0	159,702	8.9	2,668,265
03/31/2002	1,469,617	8.3	1,104,806	10.1	163,560	9.5	2,737,983
06/30/2002	1,512,335	9.4	1,146,639	11.4	169,952	10.3	2,828,926

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total
	CML*	growth	CML*	growth	Workers'	growth	CML* lines	growth	Commercial
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines

12/31/2000	87,567	5.8%	195,137	12.1%	47,156	8.4%	65,077	7.1%	394,937
03/31/2001	89,388	7.0	200,671	12.6	48,104	8.7	66,309	8.0	404,472
06/30/2001	91,794	7.9	208,388	12.7	49,711	9.5	67,964	8.9	417,857
09/30/2001	94,204	8.8	215,039	13.1	50,984	9.6	70,048	9.0	430,275
12/31/2001	96,100	9.7	221,635	13.6	52,033	10.3	71,539	9.9	441,307
03/31/2002	98,926	10.7	229,784	14.5	53,320	10.8	73,392	10.7	455,422
06/30/2002	102,447	11.6	241,760	16.0	55,607	11.9	75,884	11.7	475,698

Policy retention trends for Erie Insurance Group property/casualty insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowner	multi-peril	comp.	business	Total

12/31/00	92.31%	89.80%	90.75%	88.14%	88.48%	87.64%	91.01%
03/31/01	92.24	90.29	90.71	88.59	89.06	87.75	91.03
06/30/01	92.25	90.35	90.68	88.44	88.76	88.00	91.01
09/30/01	92.22	90.16	90.43	88.35	88.53	87.95	90.89
12/31/01	92.24	90.53	90.29	88.04	88.43	88.07	90.85
03/31/02	92.26	90.86	90.24	88.50	89.34	88.21	90.80
06/30/02	92.35	91.12	90.35	88.69	89.46	88.39	90.92

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

OPERATING RESULTS

Financial Overview

Consolidated net income for the second quarter of 2002 increased 1.5% to $47,825,511, from $47,129,396 during the second quarter of 2001. Net revenue from management operations grew as a result of a 23.1% increase in direct written premiums. Results of the insurance underwriting operations declined in the second quarter of 2002 compared to the same period in 2001 as a result of storm-related catastrophe losses and increased technology spending related to the eCommerce initiative. Additionally, charges were taken for impaired investments contributing to net realized losses on investments in the second quarter of 2002. For the six months ended June 30, 2002 consolidated net income was $92,027,092, a 12.3% increase from the $81,914,701 earned in 2001 for the same period.

Operating income (net income excluding net realized (losses) gains and related federal income taxes) increased 12.6% to $51,596,067 for the quarter ended June 30, 2002 from $45,820,927 for the same period in 2001. Operating income per share for the second quarter of 2002 was $.73 per share, up from $.64 per share for the same period one year ago, an increase of 13.0%. For the six months ended June 30, 2002, operating income increased 18.5% to $95,004,622 from $80,143,708 reported for the same period in 2001. Operating income per share increased to $1.34 per share in the first half of 2002 from $1.12 per share for the same period in 2001, an increase of 18.9%.

RESULTS OF OPERATIONS

Analysis of Management Operations

Management fee revenue, derived from the management operations of the Company serving as attorney-in-fact for the Erie Insurance Exchange (Exchange), increased 23.1% to $206,575,062 for the three months ended June 30, 2002 from $167,827,662 for the same period in 2001. Management fee revenue for the first six months of 2002 increased 22.8% to $384,826,783, (see also Note J, “Segment Information” which details management fee revenue by line of business).

The property/casualty direct written premium of the Erie Insurance Group (Group), upon which management fee revenue of the Company is calculated, grew 23.1% to $826,300,248 in the second quarter of 2002 from $671,310,649 for the same period in 2001. For the year, direct premiums written increased 22.8% to $1,539,307,137 compared to $1,253,987,067 written for the first six months of 2001. Direct written premiums of the Group grew 19.9% on a rolling twelve-month basis with personal lines growing 16.2% while commercial lines grew 30.4%. Increases in average premium per policy, improvements in new policy growth and continuing favorable policy retention rates were all contributing factors in the growth of direct written premium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The average premium per policy increased 8.4% to $855 for the six months ended June 30, 2002 from $789 for the same period in 2001. In private passenger auto (which accounted for 52.2% of the direct written premiums of the Group and over 1.5 million policies in force), the average premium per policy increased 5.7% to $1,000 for the first six months of 2002 from $946 during the same period one year ago.

Continued growth in new policies also drove the gains experienced in the Group’s direct written premium. Personal lines new business premium grew 43.2% for the second quarter of 2002 while commercial lines new premium grew 54.3% during the same period. For the six months ended June 30, 2002 new business premium grew 45.4% and 58.3% for personal and commercial lines, respectively. Policies in force increased at an annualized rate of 10.8% to 3,304,624 at June 30, 2002 from 2,983,644 at June 30, 2001.

Policy retention has remained stable at 90.9% and 91.0% for the periods ended June 30, 2002 and 2001, respectively, for all lines of business combined (see also Note J, “Segment Information” which contains policies in force and policy retention trends by line of business).

Service agreement revenue grew by 13.7% to $7,776,211 for the three months ended June 30, 2002 from $6,838,265 for the same period in 2001. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment terms on policies written by the Group. Such service charges amounted to $4,802,707 and $4,069,932 for the quarters ended June 30, 2002 and 2001, respectively.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. These fees totaled $2,973,504 and $2,768,333 for the three months ended June 30, 2002 and 2001 respectively, on net voluntary assumed reinsurance premiums. During the 2002 reinsurance renewal season, the Exchange has been obtaining significant price increases on treaties it is renewing. However, the Exchange is reducing its aggregate exposure in non-affiliated assumed voluntary reinsurance by non-renewing unprofitable business, generally excluding terrorism coverage, and restricting exposure on certain types of risks. This impacts the level of service income received from the Exchange because the fee is based on a percentage of non-affiliated assumed reinsurance premiums.

The cost of management operations increased 21.3% for the second quarter of 2002 to $147,504,518 from $121,562,179 during the second quarter of 2001. For the six months ended June 30, 2002 the cost of management operations grew by 19.9% to $276,295,698 compared to $230,443,375 for the same period in 2001.

Commissions to independent Agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent Agents on premiums written, as well as promotional incentives for Agents and Agent contingency awards. Agent contingency awards are based upon a three-year average of the underwriting profitability of the direct business written and serviced by the independent Agent. Commission costs totaled $106,422,127 for the second quarter of 2002, a 24.3% increase over the $85,644,046 reported in the second quarter of 2001. Growth in commission costs was slightly greater than the growth in direct premium written in the second quarter 2002 primarily due to increased accelerated commissions as well as an accrual for a promotional incentive contest for Agents which will run through 2002. Accelerated commissions are offered to newly recruited Agents in addition to normal commission schedules. During the three month period ended June 30, 2002, additional charges incurred for accelerated commissions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

increased $702,348 to $2,351,918. The accrual established for the sales incentive contest for the quarter ended June 30, 2002 was $600,000. Excluding the accelerated commissions and the sales incentive contest, commission costs increased 23.2% in the second quarter of 2002. For the six months ended June 30, 2002 additional charges for accelerated commission costs totaled $4,432,065 compared to $3,255,678 for the same period one year ago. For the six months ended June 30, 2002 the accrual recorded for the sales incentive contest was $1,200,000. Commissions grew by 23.5% to $196,726,302 in 2002 from $159,237,033 recorded for the first six months of 2001.

The cost of management operations excluding commission costs, increased 14.4% for the three months ended June 30, 2002 to $41,082,391 from $35,918,133 recorded in the second quarter of 2001. Included in these costs are amounts related to information technology hardware and infrastructure from the Company’s eCommerce initiative launched in June 2001 which totaled $603,513 for the second quarter 2002 compared to $131,630 from the same period one year ago. For the first half of 2002 these costs totaled $2,316,353. These expenditures will continue to be incurred in future periods as the program develops (see “Factors That May Affect Future Results” section herein). As part of this initiative, a significant portion of the Company’s information technology resources have been deployed to work on the eCommerce program. As such, certain overhead expenses of these employees are currently being allocated to the property/casualty insurance operations of the Group as part of the eCommerce project. However, once the eCommerce program is completed some of these overhead costs will again be recognized by the Company in its cost of management operations.

Personnel costs also increased as employment grew by 7.0% driven by strong policy sales growth. Additionally, temporary labor costs were incurred to assist with a company-wide rollout of personal computers. As a result, salaries, wages and benefits for the second quarter of 2002 increased 10.9%. Personnel costs for the three months ended June 30, 2002 amounted to $22,603,611 compared to $20,379,172 for the same period in 2001.

The gross margin from management operations (net revenue divided by total revenue) increased to 31.2% in the second quarter of 2002, compared to the gross margin of 30.4% reported in the second quarter of 2001. Gross margins were 30.9% and 29.5% for the first six months of 2002 and 2001, respectively.

Analysis of Insurance Underwriting Operations

The underwriting loss from the insurance operations of the Company’s property/casualty insurance subsidiaries, Erie Insurance Company (EIC) and Erie Insurance Company of New York (EINY), which together assume a 5.5% share of the underwriting results of the Group under an intercompany pooling agreement, increased to $6,045,640 during the second quarter of 2002 compared to underwriting losses of $1,786,331 during the same period in 2001. Losses resulting from spring storm-related catastrophes, as defined by Erie Insurance Group, of $3,474,001 were partly responsible for the increased underwriting losses for the three months ended June 30, 2002. The per share impact, after federal income taxes, was about $.03 per share for the second quarter of 2002. The catastrophe losses reported by the Company in its May 22, 2002 press release for spring storms continued to develop in the second quarter and further catastrophe losses were incurred in May and June. The underwriting results in the second quarter of 2002 also reflect increased underwriting expenses related to the eCommerce technology program and assigned risk buyout program costs. The Company had an underwriting loss of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

$9,660,698 for the first six months of 2002 compared to an underwriting loss of $5,324,238 for the same period in 2001.

The Company’s property/casualty insurance subsidiaries’ share of the Group’s direct business generated net underwriting losses of $6,701,029 and $1,674,548 for the second quarters of 2002 and 2001, respectively. The firming of auto pricing in 2001 by the industry in response to deteriorating loss cost trends allowed the Group to begin raising auto insurance prices in order to improve underwriting profitability. Rate increases generally take twenty-four months to be fully reflected in earned premium and will positively impact the underwriting results of the Company. For the six months ended June 30, 2002 net underwriting losses from the Company’s property/casualty insurance subsidiaries was $10,501,632 compared to $4,823,034 in 2001.

Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its exposure by geographic region. Additionally, EIC and EINY have in effect an all-lines aggregate excess of loss agreement with the Exchange (discussed below), which should substantially mitigate the effect of catastrophe losses on the Company’s financial position. The Company’s share of catastrophe losses were $3,474,001 and $43,953 for the three months ended June 30, 2002 and 2001, respectively. Catastrophe losses were $3,948,190 and $114,023 for the first half of 2002 and 2001, respectively.

The Company’s property/casualty insurance subsidiaries’ unaffiliated net assumed reinsurance business generated net underwriting income of $655,389 and a net underwriting loss of $111,783 in the second quarters of 2002 and 2001, respectively. There was no additional reserve development in 2002 relating to the Company’s 5.5% share of the Group’s estimated incurred reinsurance losses of $150 million from the September 11, 2001 terrorist attack on the World Trade Center. Through June 30, 2002 loss payments made by the Group related to the attack have totaled $28,818,068 with an additional $121,181,932 set up as reserves for case and incurred but not reported claims. Net underwriting income from the Company’s property/casualty unaffiliated voluntary assumed reinsurance business totaled $840,934 for the six months ended June 30, 2002 compared to an underwriting loss of $501,204 for the same period one year ago.

EIC and EINY’s aggregate excess of loss reinsurance agreement with the Exchange limits their net retained share of ultimate net losses in any applicable accident year. Under the agreement, the Exchange assumes losses that exceed 72.5% of the Company’s earned premium for each accident year. The Exchange is liable for 95.0% of the amount of such excess up to, but not exceeding, 15.0% of the Company’s earned premium. EIC and EINY are liable for amounts in excess of the coverage in the excess of loss agreement. This reinsurance treaty is excluded from the intercompany pooling agreement. EIC and EINY pay a premium equal to 1.01% of their net premium earned to the Exchange for this coverage. No premium payments were made in the second quarter of 2002 or 2001. The premium paid to the Exchange for the agreement totaled $883,226 and $909,617 for the six months ended June 30, 2002 and 2001, respectively. Recoveries during the second quarter 2002 amounted to $918,280, compared to recoveries of $201,301 for the same period one year ago. Recoveries recorded during the second quarter of 2002 totaled $268,485 for accident year 2001, $195,548 for 2000, and $454,247 for 1999.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Recoveries totaled $1,570,511 for the first six months of 2002 compared to $553,580 for the same period one year ago. No cash payments have been made between companies in 2002 for recoveries under this agreement.

Included in the Company’s underwriting expenses are the Company’s share of eCommerce initiative expenses covered under a cost sharing agreement totaling $1,025,239 and $191,538 for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 eCommerce cost sharing agreement expenses totaled $2,055,910. These shared costs will continue to be incurred in future periods as the program develops (see “Factors That May Affect Future Results” section, herein).

The Company experienced an increase in costs associated with their assigned risk buyout programs in 2002. The second quarter costs in 2002 were $288,804 compared to $36,064 for the same period in 2001. The buyout programs include Limited Assignment Distribution (LAD), which covers personal automobile risks, and Commercial Limited Assignment Distribution (CLAD), pertaining to commercial automobile risks. The Group has a CLAD program in Pennsylvania and both LAD and CLAD programs in New York, Illinois, Virginia, West Virginia and Tennessee. These programs provide that a servicing carrier perform all administrative functions relative to the assigned risk policies, including collecting premiums and making payments for losses and loss adjustment expenses. The Group makes payments to the servicing carrier, which includes an administrative fee, as well as a fee for rate inadequacy costs above the collected premium.

The increase in LAD/CLAD expense is principally attributable to the state of New York, which had costs of $280,408 compared to $35,601 during the second quarters of 2002 and 2001, respectively. The rise in costs in New York is the result of significant increases in both the population of assigned risk policies and the deteriorating rate adequacy of the New York residual market. Additionally, the Group’s market share in the state has increased, resulting in more assigned risk policies being allocated to the Group.

The GAAP combined ratio for the Company’s property/casualty insurance operations was 115.0% and 105.3% for the three months ended June 30, 2002 and 2001, respectively. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. This ratio was impacted by 2.5 combined ratio points related to eCommerce expenses and by 8.6 combined ratio point related to catastrophe losses in the second quarter of 2002. The GAAP combined ratio, excluding eCommerce and catastrophe losses, was 103.9% on quarter ended June 30, 2002. For the first half of 2002 and 2001, the GAAP combined ratio was 112.4% and 108.1%, respectively.

Analysis of Investment Operations

Net revenue from investment operations for the second quarter of 2002 decreased to $10,770,474 from $18,731,053 in the second quarter of 2001. As a result of impairment charges taken in the second quarter of 2002 the Company realized net losses on investments of $5,800,855 compared to realized gains of $2,013,029 in the second quarter of 2001. The impairment charges were for fixed maturity and non redeemable preferred stock investments, which totaled $10,692,820. Included in the net realized losses are impairment charges related to the WorldCom Group securities totaling $5,746,638. For the six months ended June 30, 2002 net revenue from investment operations declined 23.9% to $23,548,899 from $30,927,137 for the same period in 2001. This decrease resulted from a $7,305,421 decline in net realized gains on investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Net investment income rose 14.3% to $14,132,726 for the quarter ended June 30, 2002. The growth in net investment income was affected by cash outflows used by the Company to repurchase its shares. Increases in investments in taxable bonds contributed to the growth in net investment income for the quarter. For the six months ended June 30, 2002 net investment income increased 9.5% to $26,836,955 compared to $24,508,569 for the same period one year ago.

Equity in earnings of limited partnerships was $2,221,063 for the quarter ended June 30, 2002 compared to earnings of $2,910,696 for the same period in 2001. Private equity and fixed income limited partnerships realized losses of $248,778 for the three months ended June 30, 2002 compared to earnings of $2,310,305 for the same period of 2001. Real estate limited partnerships reflected earnings of $2,469,841 for the three months ended June 30, 2002 compared to earnings of $600,391 for the same period of 2001. Included in the 2002 second quarter earnings are impairment charges totaling $175,788 in private equity limited partnerships where declines in value were considered by Company management to be other-than-temporary. Equity in earnings of limited partnerships totaled $306,936 and $1,508,051 for the first six months of June 30, 2002 and 2001, respectively.

The Company’s 2002 second quarter earnings from its 21.6 percent ownership of Erie Family Life Insurance Company (EFL) totaled $217,540, down from the $1,441,701 recorded in the second quarter of 2001. The decrease in the level of earnings from the Company’s investment in EFL is related to impairment charges recorded on investments totaling $8,974,830 which resulted in net realized losses on EFL’s Statement of Operations. Earnings in EFL were $985,824 and $2,185,912 for the six months ended June 30, 2002 and 2001, respectively. The investment in EFL is accounted for under the equity method of accounting.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At June 30, 2002, the Company’s investment portfolio of investment-grade bonds, common stock, preferred stock and cash and cash equivalents totaled $843 million, or 40.4%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

The Company reviews the investment portfolio to evaluate positions that have incurred other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to specific factors, the primary factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

For common equity securities (including private equity limited partnerships) where the decline in market value is more than 20% below cost for a period exceeding six months, there is a strong indication of other-than-temporary impairment. Under these circumstances the Company considers market conditions, industry characteristics and the fundamental operating results of the issuer before

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

deciding whether to sell the investment at a loss, to recognize an impairment charge to operations or to do neither. For common equity securities that have declined more than 20% below cost for a period exceeding twelve months, the position is presumed impaired and is either sold or recognized as impaired in the Consolidated Statements of Operations. In the second quarter of 2002 $175,788 of private equity limited partnership values were written down as well as $2,326,980 of non redeemable preferred stock (See “Analysis of Investment Operations” section). There were no impairments recognized during the six month period of 2001 for equity securities.

For fixed maturity investments, the Company individually analyzes all positions whose market value have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price decline of over 20% for a period greater than six months where the creditworthiness of the issuer or other factors indicate a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. Impairments recognized in the second quarter of 2002 related to fixed maturity investments totaled $8,365,840 (See “Analysis of Investment Operations” section). There were no impairments recognized during the six month period of 2001 for fixed maturity investments.

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Financial Position and Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company monitors exposure to interest rate risk through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are monitored regularly. Generally, the Company does not hedge its exposure to interest rate risk, as it has the ability to hold its fixed maturity investments to maturity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

At June 30, 2002, the property/casualty insurance companies managed by the Company estimated total loss exposure related to the events of September 11th to be $150 million. Only a portion of that amount to date has been paid on losses related to September 11th, which adds greater uncertainty to the loss estimates. Additionally, disputes concerning whether the September 11th attack on the World Trade Centers should be considered one or two insurable events are currently being litigated. The Company’s $150 million loss estimate anticipates that the events of September 11th is considered one event. If the attack comes to be considered as two events, the total potential exposure for the Erie Insurance Group, the Company believes, would increase between $50 million and $75 million. The effect on the Company, as a result, would be additional losses between $2.7 million and $4.1 million. The net losses, after taking into consideration the excess of loss reinsurance agreement, would be minimal to the Company.

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

At June 30, 2002 and December 31, 2001, the Company’s receivables from its affiliates totaled $726,608,047 and $640,655,330, respectively. These receivables are generally collected within a year and are primarily due from the Exchange as a result of the management fee, expense reimbursements and the intercompany pooling agreement. As such, they represent a concentration of credit risk.

The Company generates sufficient net positive cash flow from its operations to fund its commitments, repurchase its common stock, and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities for the six months ended June 30, 2002 was $72,599,208.

Dividends declared and paid to shareholders for the quarters ended June 30, 2002 and 2001, totaled $10,926,584 and $9,835,752, respectively. Dividends declared and paid for the six months ended June 30, 2002 were $21,857,044 compared to $19,674,569 for the same period in 2001. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from subsidiaries are not material to the Company’s cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Cash flows from financing activities include the purchase of treasury stock. During the first six months of 2002, 142,024 shares were repurchased at a total cost of $5,870,646 or an average price of $41.34 compared to 42,600 shares repurchased for the same period in 2001 at a total cost of $1,210,589 or an average price of $28.42. The Company may purchase the shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of the Company’s capital.

Company management continues to plan for space needs to accommodate increased personnel in its Home Office complex. The Company is in the design phase to build additional office and parking facilities on to its current Home Office complex in Erie, Pennsylvania. The current estimate to build these facilities is between $40 million and $50 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management Fees

The management fee paid to the Company as attorney-in-fact for the Exchange is determined by the Company’s Board of Directors. The rate may be changed periodically by the Board at its discretion but may not exceed 25%. The Company’s Board of Directors also acts in a fiduciary capacity with respect to the operation of the Exchange. The Board considers several factors in determining the management fee rate, including the relative financial strength of the Exchange and the Company and the long-term capital needs of the Exchange, in order to foster growth and competitiveness as well as maintain its superior financial strength, which ultimately benefits the entire Group. Because the management fee revenue from the Exchange provides the majority of the Company’s revenue, the income of the Company is dependent upon the ability of the Exchange to maintain its financial condition and its ability to continue to offer competitive insurance products in the marketplace. The management fee rate charged the Exchange was 25% for all periods presented herein. If the Board were to decrease the management fee rate 1% (from 25% to 24%) for the six months ended June 30, 2002 it would have resulted in a $15,393,071 reduction to the management fee revenue as reported on the Consolidated Statements of Operations. The per share impact, after federal income taxes, would be approximately $.14 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The relative financial condition of the Company and that of the Exchange are the principal areas evaluated at least annually by the Company’s Board of Directors in their determination of the management fee rate. Presented below are condensed statements of financial position and statements of income for the Exchange. These statements are presented on the statutory basis of accounting.

	Six months ended

	June 30,	June 30,
(In thousands)	2002	2001

	(Unaudited)
Premiums earned	$1,386,306	$1,172,885

Loss and loss adjustment expenses	$1,117,656	$921,690

Insurance underwriting and other expenses	466,009	353,411

Net underwriting loss	$(197,359)	$(102,216)

Investment income, net	$39,165	$130,562

Federal income tax benefit	(36,184)	(1,838)

Net (loss) income	$(122,010)	$30,184

	As of

	June 30,	Dec. 31,
(In thousands)	2002	2001

	(Unaudited)
Cash and invested assets	$5,686,009	$5,990,511

Total assets	6,558,977	6,995,024

Claims and unearned premium reserves	3,481,631	3,201,510

Total liabilities	4,046,149	3,949,473

Policyholders’ surplus	$2,512,828	$3,045,551

Reinsurance Risk

The property/casualty insurers managed by the Company do not maintain any ceded reinsurance treaties for catastrophic losses with unaffiliated insurers due to their strong surplus position, the cost of reinsurance and low ratio of the premium writings to surplus. Subject to internal retention limits the Exchange buys facultative reinsurance to mitigate the potential for excessive loss exposure. The Company evaluates the need for ceded reinsurance treaties annually. The absence of such treaties could have an adverse effect on the results of operations of the insurance companies managed by the Company in a given year if the frequency or severity of claims were substantially higher than historical averages.

The Company’s reinsurance agreement in effect with the Exchange mitigates catastrophe loss exposure risk to the Company’s property/casualty insurance subsidiaries, but does not mitigate the exposure of the Exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Insurance Premium Rate Increases

Rate increases filed by the Group for certain lines of business in various states were sought to offset growing loss costs in those lines. The Company continually evaluates pricing levels balancing competitive conditions and the need to maintain the solid financial condition of the insurers it manages. Pricing actions contemplated or taken by the insurers of the Group are subject to various regulatory requirements of the states in which the insurers operate. Premium increases anticipated due to pricing actions approved through June 30, 2002 could amount to approximately $108 million in premium for the Group in 2002 and $29 million in premium for the Group in 2003. There is also the potential for an additional $15 million in premium for 2002 and $83 million in premium for the Group in 2003 resulting from pricing actions contemplated or filed and awaiting approval. The majority of the anticipated increase stems from the private passenger and commercial auto lines of business as well as the homeowners line of business. Further rate actions continue to be contemplated for 2002 and 2003.

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

Terrorism

The insurance companies owned and managed by the Company are exposed to both direct insurance and reinsurance losses arising from possible future terrorist actions. The Company is exposed to such losses by virtue of its 5.5% participation in the intercompany pooling agreement with the Exchange. The Company’s exposure is limited by the terms of an excess of loss agreement that is in place with the Exchange.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

To address the industry’s terrorism exposure, insurers have been working with Congress, the White House and other interested parties to enact legislation that would help spread the risk of future terrorist losses. On June 19, 2002 the Senate passed Senate Bill 2600, the Terrorism Reinsurance Act, which provides for shared public and private compensation for insured losses resulting from acts of terrorism. The Senate Bill includes a participating company deductible based on a percentage of market share. The federal government would assume liability for 80% of the portion of covered terrorism-related losses in 2002 that exceed participating companies’ deductibles, but do not exceed $10 billion in total and 90% of the losses in excess of the deductible when the total loss exceeds $10 billion. In 2003, the level would increase to $15 billion if renewed. The bill creates a federal cause of action for damages resulting from terrorism. Punitive damages are not restricted and will not be paid by the federal government. The Senate Bill now moves to committee to resolve differences between it and the House version, which provides for financial assistance through a loan-payback procedure and includes additional protections against lawsuits, such as a restriction on punitive damages. The tort reform measures have been one of the major areas of disagreement and passage of a compromise bill remains uncertain.

Regulators in the states in which the Group does business, with the exception of New York, have approved limited optional terrorism exclusion endorsements for use only on commercial property and liability lines within the framework developed by ISO (Insurance Services Office, Inc.). These endorsements exclude claims for terrorist acts involving the release of biological, chemical, nuclear or radioactive materials. In other incidents of terrorism, thresholds must be met before the exclusion will apply. For both property and liability coverage, insured property damage must exceed $25 million. For liability coverage, the exclusion will also apply if more than 50 people sustain serious physical injury. When the threshold is met, there is no coverage. The Group has made the necessary filings to obtain approval for use of these optional exclusions where deemed necessary.

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

Exposure Losses for Mold

The industry continues to work to understand mold and toxic mold and control exposures and losses involving property damage and personal injuries, arguably related to mold. Due to media coverage and heightened awareness, the Group is seeing an increase in the number of mold related claims from both first party and third party coverages in personal and commercial lines. While the level of activity has not reached significant proportions, this trend is expected to continue. The costs associated with these losses, both investigative and remedial, will continue to rise. The opinions of state insurance departments regarding mold coverages and exclusions continue to be unpredictable. The Company, has recommended changes to policy language that would limit our exposure in personal lines policies in the future. Mold exclusions and limitations for commercial lines are currently under review. Exclusions and limitations in personal lines policies will be filed in our various states for implementation in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Information Technology Costs

In 2001, the Company began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s business model of distributing insurance products exclusively through independent Agents. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales. The Company has completed the first major component (network and desktop hardware deployment) of the program during the second quarter of 2002. Also, the Company expects to complete the release of the new web interface to a limited number of Agents and employees late in July 2002. Subsequent eCommerce releases however are presenting issues of program cost and scope. While some elements of the program are well defined, certain aspects with regards to the timing, scope and level of spending for the program are now less certain. Management of the program is challenging the eCommerce teams to aggressively manage the scope and the cost of the program. Estimates previously reported for the cost of the program, as well as the after tax per share impact on the Company may be altered as a result.

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

The Exchange and EIC are seeking to appeal the certification of the class. In addition, the Erie Insurance Group has joined, as additional defendants in the class action lawsuit, other non-OEM manufacturers and distributors of crash parts. Although it is too early to assess the probable outcome or the amount of damages of this civil class action lawsuit, the Company believes the Exchange and EIC have meritorious legal and factual defenses to this lawsuit and these defenses will be vigorously pursued. As such, no liability has been established by the Company or any of the companies in the Group to date for this lawsuit. The Company’s exposure to liability arising from this litigation is limited to the 5.5% share of the Group’s underwriting results under the intercompany pooling agreement. See also Part II – Item 1. “Legal Proceedings”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2001 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the six months ended June 30, 2002. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

The Complaint, as amended, contains four counts. In the Count I, Plaintiff alleges that the Exchange’s conduct constitutes a breach of contract under its insurance policy. Count II of the Complaint alleges that the Exchange’s conduct violates the Pennsylvania Unfair Trade Practices and Consumer Protection law. Count III alleges that the Exchange’s conduct violates the Pennsylvania bad faith statute. In Count IV of the Complaint Plaintiff requested declaratory relief and an injunction prohibiting the Exchange from using non-OEM parts. The Plaintiff later voluntarily dismissed Count IV. The Exchange answered the Complaint and denied liability on all of the counts. The Exchange also filed a Joinder Complaint in January of 2001 against the manufacturer and distributor of the non-OEM parts alleged by the Plaintiff to be defective. The Court issued an Order permitting the Exchange’s joinder of TYC Brother Industrial Co. Ltd., the manufacturer of the parts at issue, and Genera Corporation, the distributor of the parts. TYC Brother Industrial Co. Ltd. and Genera have also denied any and all liability.

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

The Exchange and Erie Insurance Company are seeking to appeal the certification of the class. In addition, the Erie Insurance Group has joined, as additional Defendants in the class action lawsuit, other non-OEM manufacturers and distributors of crash parts. The Company believes the Exchange and Erie Insurance Company have meritorious legal and factual defenses to this lawsuit and these defenses will be vigorously pursued. In the event an adverse verdict is rendered against the Exchange and Erie Insurance Company, both Erie Insurance Group companies will vigorously pursue any claims they may have against the non-OEM manufacturers and suppliers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held April 30, 2002.

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

The proposal to ratify the selection of Malin, Bergquist & Company, LLP as independent public accountants to perform the annual audit of the Company financial statements for the year ending December 31, 2002. This proposal received 2,998 affirmative votes with no negative votes or abstentions.

The proposal to approve the continuation of the Company’s Long-Term Incentive Plan for the purpose of maintaining it’s qualification under Section 162(m) of the Internal Revenue Code. This proposal received 2,989 affirmative votes and 9 negative votes or abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On May 8, 2002, the Company filed a report on Form 8-K, reporting under Item 7, that Jeffrey A. Ludrof was named the Company’s sixth President and Chief Executive Officer. He replaces Stephen A. Milne who retired on January 18, 2002.

ITEM 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Class A weighted average common shares outstanding (stated value $.0292)	63,775,580	64,020,014	63,794,175	64,034,046

Class B common shares outstanding (stated value $70) Conversion of Class B shares to Class A shares (one share of Class B For 2,400 shares of Class A)	7,368,000	7,368,000	7,368,000	7,368,000

Total weighted average shares outstanding	71,143,580	71,388,014	71,162,175	71,402,046

Net income	$47,825,511	$47,129,396	$92,027,092	$81,914,701

Net income per share	$0.67	$0.66	$1.29	$1.15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date:	July 23, 2002	/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO