Form 10-Q
period 2002-09-30
ERIE INDEMNITY CO
filed 2002-11-06
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Class A Common Stock, no par value, with a stated value of $.0292 per share—
63,677,106 shares as of November 1, 2002.

Class B Common Stock, no par value, with a stated value of $70 per share—
3,050 shares as of November 1, 2002.

The common stock is the only class of stock the Registrant is presently authorized to issue.

PART I. FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 11.STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
SIGNATURES
CERTIFICATIONS
Amendment and Restatement of Bylaws
Service Agreement
Supplemental Retirement Plan
Reinsurance Pooling Agreement
Aggregate Excess of Loss Insurance
Retirement Plan for Employees
Deferred Compensation Plan
Employee Savings Plan
First Amendment to Employee Savings Plan
2001 Annual Incentive Plan
Deferred Comp. Plan for Outside Directors
Employment Agreement
Form of Attorney-in-fact Provision
Certification of Jeffrey A. Ludrof
Certification of Philip A. Garcia
First Amendment to Second Restated Agreement

INDEX

ERIE INDEMNITY COMPANY

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Position—September 30, 2002 and December 31, 2001

Consolidated Statements of Operations—Three and nine months ended September 30, 2002 and 2001

Consolidated Statements of Comprehensive Income—Three and nine months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows—Nine months ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements—September 30, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Item 11.	Statement Regarding Computation of Per Share Earnings

SIGNATURES

OFFICER CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

INVESTMENTS

Fixed maturities at fair value (amortized cost of $620,274 and $543,423, respectively)	$646,172	$559,873

Equity securities at fair value (cost of $165,772 and $159,727, respectively)	181,919	193,798

Limited partnerships (cost of $93,197 and $79,668, respectively)	88,952	81,596

Real estate mortgage loans	5,601	5,700

Total investments	$922,644	$840,967

Cash and cash equivalents	76,190	88,213

Accrued investment income	12,496	9,138

Premiums receivable from Policyholders	240,448	186,175

Prepaid federal income tax	4,383	14,056

Reinsurance recoverable from Erie Insurance Exchange	570,128	491,055

Note receivable from Erie Family Life Insurance Company	15,000	15,000

Other receivables from Erie Insurance Exchange and affiliates	191,167	149,600

Reinsurance recoverable non-affiliates	273	372

Deferred policy acquisition costs	21,635	17,018

Property and equipment	13,419	14,635

Equity in Erie Family Life Insurance Company	47,254	44,683

Prepaid pension	40,017	25,451

Other assets	39,636	39,203

Total assets	$2,194,690	$1,935,566

(Continued)

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
	2002	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Unpaid losses and loss adjustment expenses	$629,618	$557,278

Unearned premiums	390,639	311,969

Commissions payable and accrued	137,383	110,121

Accounts payable and accrued expenses	41,044	46,164

Deferred income taxes	10,054	12,945

Dividends payable	10,895	10,930

Employee benefit obligations	16,783	20,904

Total liabilities	$1,236,416	$1,070,311

SHAREHOLDERS’ EQUITY

Capital Stock

Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,080,000 shares issued in 2002; 63,677,106 and 63,836,323 shares outstanding in 2002 and 2001, respectively	$1,957	$1,955

Class B common, stated value $70 per share; authorized 3,070 shares; 3,050 shares issued and outstanding in 2002 and 3,070 shares issued and outstanding in 2001	213	215

Additional paid-in capital	7,830	7,830

Accumulated other comprehensive income	31,266	35,222

Retained earnings	1,018,868	913,406

Total contributed capital and retained earnings	$1,060,134	$958,628

Treasury stock, at cost 3,402,894 shares in 2002 and 3,195,677 shares in 2001	(101,860)	(93,373)

Total shareholders’ equity	$958,274	$865,255

Total liabilities and shareholders’ equity	$2,194,690	$1,935,566

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
MANAGEMENT OPERATIONS:

Management fee revenue	$209,068	$167,308	$593,895	$480,805

Service agreement revenue	1,192	7,089	16,310	20,339

Total revenue from management operations	$210,260	$174,397	$610,205	$501,144

Cost of management operations	144,801	119,353	421,097	349,796

Income from management operations	$65,459	$55,044	$189,108	$151,348

INSURANCE UNDERWRITING OPERATIONS:

Premiums earned	$42,171	$34,766	$119,824	$100,857

Losses and loss adjustment expenses incurred	35,044	35,017	98,431	88,074

Policy acquisition and other underwriting expenses	13,416	10,338	37,343	28,696

Total losses and expenses	48,460	45,355	135,774	116,770

Underwriting loss	($6,289)	($10,589)	($15,950)	($15,913)

INVESTMENT OPERATIONS:

Net investment income	$13,867	$12,347	$40,705	$36,855

Net realized loss on investments	(4,047)	(5,451)	(8,628)	(2,726)

Equity in earnings of Erie Family Life Insurance Company	106	327	1,091	2,513

Equity in earnings (losses) of limited partnerships	803	(229)	1,110	1,279

Net revenue from investment operations	$10,729	$6,994	$34,278	$37,921

Income before income taxes	$69,899	$51,449	$207,436	$173,356

Provision for income taxes	23,737	17,019	69,247	57,011

Net income	$46,162	$34,430	$138,189	$116,345

Net income per share	$0.65	$0.48	$1.94	$1.63

Weighted average shares outstanding	71,006	71,346	71,109	71,380

Dividends declared per share:

Class A	$0.17	$0.1525	$0.51	$0.4575

Class B	25.50	22.875	76.50	68.625

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(Dollars in thousands)

Net Income	$46,162	$34,430	$138,189	$116,345

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during period	5,153	(10,602)	(19,030)	(8,021)

Less: Losses included in net income	4,047	5,451	8,628	2,726

Net unrealized holding gains (losses) arising during period	9,200	(5,151)	(10,402)	(5,295)

Income tax (expense) benefit related to unrealized gains (losses)	(3,220)	1,802	3,641	1,853

Net appreciation (depreciation) of investments	5,980	(3,349)	(6,761)	(3,442)

Minimum pension liability adjustment	0	0	4,315	0

Less: Tax asset related to pension liability adjustment	0	0	(1,510)	0

Net pension liability adjustment	0	0	2,805	0

Other comprehensive income (loss), net of tax	5,980	(3,349)	(3,956)	(3,442)

Comprehensive income	$52,142	$31,081	$134,233	$112,903

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$138,189	$116,345

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,909	2,306

Deferred income tax expense	726	3,820

Amortization of deferred policy acquisition costs	21,516	17,852

Equity in income of limited partnerships	(1,110)	(1,279)

Realized loss on investments	8,628	2,726

Net amortization of bond discount	(318)	(156)

Undistributed losses (earnings) of Erie Family Life Insurance Company	196	(1,317)

Deferred compensation	341	119

Increase in accrued investment income	(3,358)	(1,231)

Increase in receivables	(174,815)	(148,346)

Policy acquisition costs deferred	(26,133)	(21,283)

Increase in prepaid expenses and other assets	(14,476)	(11,497)

(Decrease) increase in accounts payable and accrued expenses	(5,265)	5,698

Increase in commissions payable and accrued	27,262	11,803

Increase in income taxes payable	9,673	22,313

Increase in loss reserves	72,340	54,383

Increase in unearned premiums	78,669	48,331

Net cash provided by operating activities	$134,974	$100,587

CASH FLOWS FROM INVESTING ACTIVITIES Purchase of investments:

Fixed maturities	($248,428)	($161,360)

Equity securities	(41,655)	(43,267)

Limited partnership investments	(34,448)	(20,488)

Sales/maturities of investments:

Fixed maturity sales	83,978	79,485

Fixed maturity calls/maturities	80,950	61,249

Equity securities	33,949	39,881

Mortgage loans	99	850

Limited partnership sales or distributions	22,028	5,687

Purchase of property and equipment	(1,334)	(1,821)

Purchase of computer software	(359)	(818)

Loans to agents	(2,527)	(6,903)

Collections on agent loans	2,000	1,788

Net cash used in investing activities	($105,747)	($45,717)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid to shareholders	($32,763)	($29,507)

Purchase of treasury stock	(8,487)	(6,687)

Net cash used in financing activities	($41,250)	($36,194)

Net (decrease) increase in cash and cash equivalents	(12,023)	18,676

Cash and cash equivalents at beginning of period	88,213	38,778

Cash and cash equivalents at end of period	$76,190	$57,454

Supplemental disclosures of cash flow information:

Income tax payments	$69,326	$31,571

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands except per share data

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property and casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002.

NOTE B — RECLASSIFICATIONS

Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications were minor in nature and did not impact earnings.

NOTE C — EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (63,789,404 and 64,011,614 at September 30, 2002 and 2001, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (3,050 in 2002 and 3,070 in 2001) at a rate of 2,400 Class A shares for one Class B share. In August 2002, 20 shares of Class B voting stock were converted to 48,000 non voting shares of Class A common stock. Weighted average equivalent shares outstanding totaled 71,006,149 for the quarter ended September 30, 2002 and 71,345,939 for the same period one year ago. For the nine months ended September 30, 2002 weighted average equivalent shares outstanding were 71,109,404 compared to 71,379,614 for the nine months ended September 30, 2001.

NOTE D — INVESTMENTS

Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities and marketable equity securities available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. When a decline in the value of investments is considered to be other-than-temporary by management, the investments are written down to their estimated realizable value. Investment impairments are evaluated on an individual security basis and investments considered impaired are recorded as realized losses on investments in the Consolidated Statements of Operations. In the third quarter of 2002 and 2001, the Company recognized impairment charges totaling $6,975 and $5,736, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

The following is a summary of available-for-sale securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2002

Fixed maturities:

U.S. treasuries & government agencies	$8,281	$727	$82	$8,926

States & political subdivisions	52,071	3,371	0	55,442

Special revenue	96,068	5,506	0	101,574

Public utilities	42,820	1,524	988	43,356

U.S. industrial & miscellaneous	360,806	24,573	8,997	376,382

Foreign	47,177	2,070	2,691	46,556

Total bonds	$607,223	$37,771	$12,758	$632,236

Redeemable preferred stock	13,051	885	0	13,936

Total fixed maturities	$620,274	$38,656	$12,758	$646,172

Equity securities:

Common stock:

U.S. banks, trusts & insurance companies	$1,846	$784	$484	$2,146

U.S. industrial & miscellaneous	19,777	14,023	1,632	32,168

Foreign	417	233	0	650

Non redeemable preferred stock:

Public utilities	11,902	125	114	11,913

U.S. banks, trusts & insurance companies	22,189	1,478	486	23,181

U.S. industrial & miscellaneous	89,166	4,651	3,785	90,032

Foreign	20,475	1,404	50	21,829

Total equity securities	$165,772	$22,698	$6,551	$181,919

Total available-for-sale securities	$786,046	$61,354	$19,309	$828,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2001

Fixed maturities:

U.S. treasuries & government agencies	$11,211	$502	$0	$11,713

States & political subdivisions	42,392	1,817	88	44,121

Special revenue	110,267	3,496	345	113,418

Public utilities	25,150	1,156	36	26,270

U.S. industrial & miscellaneous	311,757	8,989	1,438	319,308

Foreign	26,634	859	17	27,476

Total bonds	$527,411	$16,819	$1,924	$542,306

Redeemable preferred stock	16,012	1,555	0	17,567

Total fixed maturities	$543,423	$18,374	$1,924	$559,873

Equity securities:

Common stock:

U.S. banks, trusts & insurance companies	$3,284	$814	$16	$4,082

U.S. industrial & miscellaneous	28,718	31,570	579	59,709

Nonredeemable preferred stock:

Public utilities	2,370	12	3	2,379

U.S. banks, trusts & insurance companies	14,685	938	58	15,565

U.S. industrial & miscellaneous	91,185	2,573	2,111	91,647

Foreign	19,485	1,039	108	20,416

Total equity securities	$159,727	$36,946	$2,875	$193,798

Total available-for-sale securities	$703,150	$55,320	$4,799	$753,671

The Company participates in a securities lending program whereby certain securities from its portfolio are loaned to other institutions through a lending agent. A fee is paid to the Company by the borrower. Collateral, comprised of cash and government securities, that exceeds the market value of the loaned securities is maintained by the lending agent in the event a borrower becomes insolvent or fails to return securities. The Company had loaned securities with a market value of $37,396 and $38,503 secured by collateral of $39,067 and $39,645 at September 30, 2002 and 2001, respectively. The Company maintains the loaned securities on its Consolidated Statements of Financial Position as part of its invested assets. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

The components of net realized loss on investments as reported in the Consolidated Statements of Operations are included below. The securities that were recognized as impaired during the third quarter of 2002 were in the energy industry segment. Impairment charges taken in the third quarter of 2001 related to the internet, telecommunications equipment, semi-conductor and software development industry segments.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Fixed maturities:

Gross realized gains	$2,585	$1,056	$5,515	$3,697

Gross realized losses	(31)	(316)	(84)	(503)

Impairment charge	(6,975)	0	(15,341)	0

Net realized (loss) gain	($4,421)	$740	($9,910)	$3,194

Equity securities:

Gross realized gains	$475	$190	$7,989	$4,045

Gross realized losses	(101)	(645)	(4,380)	(4,229)

Impairment charge	0	(5,736)	(2,327)	(5,736)

Net realized gain (loss)	$374	($6,191)	$1,282	($5,920)

Net realized loss on investments	($4,047)	($5,451)	($8,628)	($2,726)

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

Limited partnerships that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to realizable value. These impairments are made directly on an individual limited partnership basis and are considered a loss in the Equity in Earnings of Limited Partnerships in the Consolidated Statements of Operations. The components of Equity in Earnings of Limited Partnerships as reported in the Consolidated Statements of Operations are included below. There were no impairment charges recognized in the third quarter of 2002. For the nine months ended September 30, 2002, impairment charges related to limited partnerships were $1,381. There were no impairments recognized during the nine month period ended September 30, 2001.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Private equity	$524	($961)	($2,734)	($373)

Real estate	232	456	3,712	1,318

Fixed income	47	276	132	334

Total equity in earnings (losses) of limited partnerships	$803	($229)	$1,110	$1,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D — INVESTMENTS (Continued)

During 2001, the Company entered into several foreign currency forward contracts which are by definition derivatives. The purpose of these contracts is to hedge future capital calls related to the Company’s limited partnership commitments. However, under accounting rules, these contracts are not considered hedges. The forward contracts have no cash requirements at the inception of the arrangement. At September 30, 2002 there were no contracts outstanding. For the quarter ended September 30, 2002 changes in value totaling $85 were recognized in earnings as realized losses in the Consolidated Statements of Operations. Gains on these contracts totaled $214 for the nine months ended September 30, 2002 and $50 for the nine months ended September 30, 2001.

NOTE E — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company (EFL) common shares outstanding and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania- domiciled life insurance company operating in 10 states and the District of Columbia. Dividends paid to the Company for the nine months ended September 30, 2002 and 2001 totaled $1,257 and $1,163, respectively.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Revenues	$79,598	$79,066

Benefits and expenses	70,604	61,302

Income before income taxes	8,994	17,764

Income taxes	3,112	6,147

Net income	$5,882	$11,617

Comprehensive income	$18,675	$22,285

Dividends paid to shareholders	$5,812	$5,387

Net unrealized appreciation on investment securities at September 30, net of deferred taxes	$31,152	$14,355

NOTE F — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15,000 from EFL in the form of a surplus note. The note bears an annual interest rate of 6.45% and all payments of interest and principal on the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL accrued interest of $242 in the third quarters of 2002 and 2001 which is payable to the Company.

NOTE G — TREASURY STOCK

The Company has in place a stock repurchase plan under which the Company may repurchase as much as $120,000 of its outstanding Class A common stock through December 31, 2002. Treasury shares are recorded in the Consolidated Statements of Financial Position at cost. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on September 20, 2002. The Company has suspended share repurchases under this plan until the secondary offering has been completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H — COMMITMENTS

The Company has contractual commitments to invest up to $116,000 related to its limited partnership investments at September 30, 2002. These commitments will be funded as required by the partnership’s agreements through September 2007. At September 30, 2002, the total commitment to fund limited partnerships that invest in private equity securities is $80,000, real estate activities $20,000 and fixed income securities $16,000. The Company expects to have sufficient cash flows from operations to meet these partnership commitments.

NOTE I — SEGMENT INFORMATION

The Company operates its business as two reportable segments — management operations and property and casualty insurance underwriting. The Company’s principal operations consist of serving as attorney-in-fact for the Erie Insurance Exchange (the Exchange). In its capacity as attorney-in-fact, the Company sells, underwrites and issues property and casualty insurance policies for the Exchange. These activities constitute the Company’s management operations. The Company’s property and casualty insurance underwriting operations arise through direct business of its insurance subsidiaries and by virtue of the intercompany pooling agreement between its subsidiaries and the Exchange which includes assumed reinsurance from non-affiliated domestic and foreign sources. The performance of the management operations segment is evaluated principally based on revenue growth and the profitability is measured by the gross margin from management operations, while profitability of the property and casualty insurance operations segment is evaluated principally based on the combined ratio. Accounting policies for segments are the same as described in the summary of significant accounting policies Note 2, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002.

The Exchange and its property and casualty subsidiary, Flagship City Insurance Company, combined with the Company’s property and casualty insurance subsidiaries (collectively, the Property and Casualty Group) provide personal and commercial lines insurance through independent agents. The performance of the personal and commercial lines is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Property and Casualty Group. Assets are not allocated to segments and are reviewed in total by management for purposes of decision making. No single customer or agent provides 10% or more of revenues for the Property and Casualty Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I — SEGMENT INFORMATION (Continued)

Summarized financial information for these operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Management operations:

Revenue:

Management fee revenue	$209,068	$167,308	$593,895	$480,805

Service agreement revenue	1,192	7,089	16,310	20,339

Net revenue from investment operations	7,735	1,785	25,973	22,987

Total operating revenue	$217,995	$176,182	$636,178	$524,131

Cost of management operations	$144,801	$119,353	$421,097	$349,796

Income before taxes	$73,194	$56,829	$215,081	$174,335

Net income	$48,127	$38,400	$142,509	$116,923

Property and casualty insurance underwriting operations:

Revenue:

Premiums earned:

Commercial lines	$11,910	$9,042	$33,890	$25,627

Personal lines	29,449	24,778	83,461	72,137

Reinsurance	1,966	1,667	5,724	5,024

Total premiums earned (SAP)	43,325	35,487	123,075	102,788

GAAP adjustments	(1,154)	(721)	(3,251)	(1,931)

Total premiums earned (GAAP)	42,171	34,766	119,824	100,857

Net revenue from investment operations	2,994	5,209	8,305	14,934

Total operating revenue	$45,165	$39,975	$128,129	$115,791

Expense:

Losses and expenses:

Commercial lines	$12,448	$10,089	$37,351	$28,554

Personal lines	35,184	28,132	97,775	79,434

Reinsurance	2,348	8,355	5,265	12,213

Total losses and expenses (SAP)	49,980	46,576	140,391	120,201

GAAP adjustments	(1,520)	(1,221)	(4,617)	(3,431)

Total losses and expenses (GAAP)	$48,460	$45,355	$135,774	$116,770

Loss before taxes	($3,295)	($5,380)	($7,645)	($979)

Net loss	($1,965)	($3,970)	($4,320)	($578)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I — SEGMENT INFORMATION (Continued)

The following table presents the management fee revenue by line of business:

	Three Months Ended		%	Nine Months Ended		%
	September 30		Change	September 30		Change

	2002	2001		2002	2001

Private passenger auto	$111,942	$92,807	20.6%	$313,786	$262,901	19.4%

Commercial auto	16,699	13,007	28.4	50,884	39,963	27.3

Homeowner	35,705	28,916	23.5	92,017	76,373	20.5

Commercial multi-peril	20,568	14,665	40.3	62,371	44,619	39.8

Workers’ compensation	16,394	11,678	40.4	52,173	38,829	34.3

All other lines of business	7,760	6,235	24.5	22,664	18,120	25.1

Total	$209,068	$167,308	25.0%	$593,895	$480,805	23.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I — SEGMENT INFORMATION (Continued)

The growth rate of policies in force and policy retention trends (the percentage of current Policyholders who have renewed their policies) directly impact the Company’s management and property and casualty insurance subsidiaries operating segments. Below is a summary of each by line of business for the Property and Casualty Group’s insurance business.

Growth rate of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total
	passenger	growth		growth	personal lines	growth	Personal
Date	auto	rate	Homeowners	rate	of business	rate	Lines

12/31/2000	1,337,280	4.9%	986,654	7.5%	192,909	10.3%	2,516,843

03/31/2001	1,356,651	5.3	1,003,517	7.7	197,849	10.7	2,558,017

06/30/2001	1,382,419	5.9	1,029,339	8.1	204,614	10.9	2,616,372

09/30/2001	1,408,092	6.3	1,053,014	8.4	210,220	11.4	2,671,326

12/31/2001	1,432,747	7.1	1,075,816	9.0	215,134	11.5	2,723,697

03/31/2002	1,469,617	8.3	1,104,806	10.1	222,061	12.2	2,796,484

06/30/2002	1,512,335	9.4	1,146,639	11.4	231,951	13.4	2,890,925

09/30/2002	1,554,425	10.4	1,190,651	13.1	240,410	14.4	2,985,486

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total
	CML*	growth	CML*	growth	Workers’	growth	CML* lines	growth	Commercial
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines

12/31/2000	87,567	5.8%	148,910	10.1%	47,156	8.4%	65,077	7.1%	348,710

03/31/2001	89,388	7.0	152,260	10.6	48,104	8.7	66,309	8.0	356,061

06/30/2001	91,794	7.9	157,804	10.8	49,711	9.5	67,964	8.9	367,273

09/30/2001	94,204	8.8	162,246	11.1	50,984	9.6	70,048	9.0	377,482

12/31/2001	96,100	9.7	166,214	11.6	52,033	10.3	71,539	9.9	385,886

03/31/2002	98,926	10.7	171,283	12.5	53,320	10.8	73,392	10.7	396,921

06/30/2002	102,447	11.6	179,761	13.9	55,607	11.9	75,884	11.7	413,699

09/30/2002	105,353	11.8	185,608	14.4	57,375	12.5	78,131	11.5	426,467

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers’	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total

12/31/2000	92.31%	89.80%	90.70%	87.92%	88.48%	87.89%	91.01%

03/31/2001	92.24	90.29	90.66	88.58	89.06	88.03	91.03

06/30/2001	92.25	90.35	90.63	88.36	88.76	88.18	91.01

09/30/2001	92.22	90.16	90.38	88.18	88.53	88.16	90.89

12/31/2001	92.24	90.53	90.24	88.03	88.43	88.15	90.85

03/31/2002	92.26	90.86	90.24	88.77	89.34	88.11	90.91

06/30/2002	92.35	91.12	90.35	88.95	89.46	88.30	91.02

09/30/2002	92.50	90.79	90.54	88.69	89.51	88.15	91.12

*CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 12, 2002.

BACKGROUND

Erie Indemnity Company (the Company) operates predominantly as a provider of sales, underwriting and policy issuance services to Erie Insurance Exchange (the Exchange) and also as an underwriter of insurance risk through its property and casualty insurance subsidiaries. The financial results of the Exchange are not consolidated with the Company. The Exchange and its property and casualty insurance subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty insurance subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company (collectively, the Property and Casualty Group) write personal and commercial lines property and casualty insurance coverages exclusively through approximately 8,000 independent agents.

OPERATING RESULTS

Financial Overview

Consolidated net income for the nine months ended September 30, 2002 increased 18.8% to $138,189,091, from $116,345,197 during the same period in 2001. Income from management operations grew as a result of a 23.5% increase in direct written premiums of the Property and Casualty Group. Results from insurance underwriting operations were about the same in the first nine months of 2002 compared to the same period in 2001. Insurance underwriting results reflect wind storm-related catastrophe losses and increased technology spending related to the eCommerce initiative in 2002 and World Trade Center losses in 2001. In addition, charges of $17,668,090 and $5,736,463 were taken for impaired investments contributing to net realized losses on investments in the first nine months of 2002 and 2001, respectively.

Consolidated net income for the third quarter of 2002 increased 34.1% to $46,161,999, from $34,430,497 during the third quarter of 2001. Income from management operations grew as a result of a 25.0% increase in direct written premiums of the Property and Casualty Group. Losses in the insurance underwriting operations for the quarter were the result of deteriorating loss ratios on direct business combined with catastrophe losses. Revenue from investment operations increased as a result of increases in net investment income combined with increased equity in earnings of limited partnerships.

During the third quarter of 2002, the Company increased its estimated effective tax rate from 33.3% to 34%. Investment income on tax-advantaged securities has remained fairly stable while the total taxable income of the Company continues to grow, making the tax advantaged income a smaller percentage of total income. The increase in the effective tax rate produced an additional $488,551, or $.01 per share charge, in the provision for income taxes for 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 2002, operating income (net income excluding net realized losses and related federal income taxes) increased 21.7% to $143,797,370, from $118,116,935 reported for the same period in 2001. Operating income per share increased to $2.02 per share in the first nine months of 2002 from $1.65 per share for the same period in 2001, an increase of 22.2%.

Operating income increased 28.5% to $48,792,748 for the quarter ended September 30, 2002 from $37,973,228 for the same period in 2001. Operating income per share for the third quarter of 2002 was $.69 per share, up from $.53 per share for the same period one year ago, an increase of 29.1%.

RESULTS OF OPERATIONS

Analysis of Management Operations

The Company’s principal source of revenue is derived from its management fee revenue earned for providing sales, underwriting and policy issuance services as attorney-in-fact for the Exchange. The management fee is currently 25.0% of the direct written premiums of the Property and Casualty Group. Management fee revenue increased 23.5% to $593,894,850 for the nine months ended September 30, 2002, from $480,804,743 for the same period in 2001. Management fee revenue increased 25.0% to $209,068,067 for the three months ended September 30, 2002 from $167,307,976 for the same period in 2001 (see also Note I “Segment Information” which details management fee revenue by line of business).

The direct written premiums of the Property and Casualty Group grew 25.0% to $836,272,269 in the third quarter of 2002 from $669,231,901 for the same period in 2001. For the nine month period in 2002, direct premiums written increased 23.5% to $2,375,579,406 compared to $1,923,218,968 written for the first nine months of 2001. Direct written premiums of the Property and Casualty Group grew 22.5% on a rolling twelve-month basis with personal lines growing 18.8% while commercial lines grew 32.8%.

Increases in average premium per policy, increases in new policy growth and continuing favorable policy retention rates were all contributing factors in the growth of direct written premiums.

The average premium per policy increased 9.5% to $877 for the twelve months ended September 30, 2002 from $801 for the same period in 2001. In private passenger auto (which accounted for 53.1% of the direct written premiums of the Property and Casualty Group and over 1.5 million policies in force), the average premium per policy increased 7.2% to $1,023 for the twelve months ended September 30, 2002 from $954 during the same period one year ago.

Continued growth in new policies also drove the gains experienced in the Property and Casualty Group’s direct written premium. Personal lines new business premium grew 45.0% for the third quarter of 2002 while commercial lines new premium grew 54.2% during the same period. For the nine months ended September 30, 2002 new business premium grew 45.3% and 56.8% for personal and commercial lines, respectively. Policies in force increased by 11.9% to 3,411,953 at September 30, 2002 from 3,048,808 at September 30, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Policy retention increased to 91.1% for the twelve months ended September 30, 2002 from 90.9% for the same period one year ago, for all lines of business combined (see Note I, “Segment Information” which contains policies in force and policy retention trends by line of business).

Service agreement revenue decreased by 19.8% to $16,309,790 for the nine months ended September 30, 2002, from $20,339,426 for the same period in 2001. Service agreement revenue decreased to $1,191,868 for the three months ended September 30, 2002 from $7,088,812 for the same period in 2001. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment plans on policies written by the Property and Casualty Group. During the third quarter of 2002 the Company began recognizing service charge income on a billed basis, which resulted in a one-time reduction in service charge income of $7.4 million. The effect on net income per share after taxes and other adjustment items was $.06 per share. The service charge revenue for the third quarter of 2002 was ($2,285,675), compared to $4,299,884 for the quarter ended September 30, 2001.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. These fees (equal to 7% of assumed reinsurance for all periods presented) increased to $3,477,543 for the three months ended September 30, 2002 from $2,788,928 for the same period in 2001. Service income for the nine months ended 2002 and 2001 totaled $9,598,205 and $8,307,365, respectively. During the fourth quarter of 2001, the Exchange obtained significant price increases on treaties it renewed for 2002. In addition, the Exchange reduced its aggregate exposure in non-affiliated assumed voluntary reinsurance by non-renewing unprofitable business, generally excluding terrorism coverage, and restricting its exposure on certain types of risks.

The cost of management operations increased 21.3% for the third quarter of 2002 to $144,800,981 from $119,353,171 during the third quarter of 2001. For the nine months ended September 30, 2002 the cost of management operations grew by 20.4% to $421,096,679 compared to $349,796,546 for the same period in 2001.

Commission costs totaled $105,855,984 for the third quarter of 2002, a 24.7% increase over the $84,910,266 reported in the third quarter of 2001. Commissions to independent Agents, which are the largest component of the Cost of Management Operations, include scheduled commissions, contingency awards, accelerated commissions and promotional incentives earned by independent Agents. Scheduled commissions, including Agent contingency awards, increased 24.9% to $103,870,732 for the quarter ended September 30, 2002. Agent contingency awards are based upon underwriting profitability of the direct business written with the Property and Casualty Group by the independent Agent. The estimate for the Agent contingency awards is modeled on a monthly basis using the two prior years actual underwriting data by Agency combined with the current year to date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by Agency.

Accelerated commissions are offered to newly recruited Agents in addition to normal commission schedules. Charges incurred for accelerated commissions above normal scheduled rate commissions increased $583,034 to $2,322,752 for the quarter ended September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Promotional incentive expenses for the quarter ended September 30, 2002 were $600,000 which related entirely to a 2002 sales incentive contest for the Company’s independent Agents.

For the nine months ended September 30, 2002 commission costs grew by 23.9% to $302,582,286 from $244,147,299 for the same period in 2001. Charges for accelerated commission costs, above normal scheduled rate commissions, totaled $6,754,817 compared to $4,995,396 for the same period one year ago. The accrual recorded for the sales incentive contest was $1,800,000 for the nine months ended September 30, 2002.

The cost of management operations excluding commission costs, increased 13.1% for the three months ended September 30, 2002 to $38,944,997 from $34,442,905 recorded in the third quarter of 2001. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. Personnel costs increased as employment grew by 8.4% as strong policy sales growth drove staff increases in sales support, underwriting and policy issuance functions. The Company’s personnel costs totaled $22,049,850 for the three month period ended September 30, 2002, compared to $19,659,120 for the same period in 2001, an increase of 12.2%. For the first nine months of 2002, personnel costs increased 10.2% to $68,800,021, from $62,453,399 for the same period in 2001.

Also included in cost of management operations are amounts related to information technology hardware and infrastructure from the Property and Casualty Group’s eCommerce initiative launched in June 2001. Company expenses totaled $192,728 for the third quarter 2002 compared to $354,748 from the same period one year ago. For the nine months of 2002 and 2001 these costs totaled $2,509,081 and $486,378, respectively. These expenditures will continue to be incurred in future periods as the program develops (see “Factors That May Affect Future Results” section herein).

As part of the eCommerce initiative, a significant portion of the Erie Insurance Group’s information technology resources have been deployed to work on the Property and Casualty Group’s eCommerce program. As such, certain personnel costs are currently being allocated to the property and casualty insurance operations of the Property and Casualty Group as part of the eCommerce project under the terms of a Technology Cost Sharing Agreement. However, once the eCommerce program is completed some of these personnel costs will again be deployed by the Company and related expenses will be absorbed in its cost of management operations. There are approximately 60 full time equivalent staff, or 15% of total Erie Insurance Group information technology staff, currently deployed to work on the eCommerce program. The cost of management operations could increase by as much as $8.0 million per year when the staff is reassigned outside of the Technology Cost Sharing Agreement tasks.

The gross margins from management operations (net revenue divided by total revenue) were 31.1% and 31.6% in the third quarters of 2002 and 2001, respectively. Gross margins were 31.0% and 30.2% for the first nine months of 2002 and 2001, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Insurance Underwriting Operations

The underwriting loss from the insurance operations of the Company’s property and casualty insurance subsidiaries, Erie Insurance Company (EIC) and Erie Insurance Company of New York (EINY), which together assume a 5.5% share of the underwriting results of the Property and Casualty Group under an intercompany pooling agreement, improved to an underwriting loss of $6,289,314 during the third quarter of 2002 compared to underwriting losses of $10,588,452 during the same period in 2001. The underwriting losses in the third quarter 2002 resulted from a deteriorated loss ratio on direct business compared to the same period of 2001, and continued development of catastrophe losses during the current period. Also contributing to the third quarter 2002 underwriting results were increased underwriting expenses related to the application development costs of the Property and Casualty Group’s eCommerce technology program and assigned risk buyout program costs. The 2001 underwriting losses include the adverse impact from the attack on the World Trade Center through the reinsurance business of the property and casualty insurance operations.

The Company had an underwriting loss of $15,950,012 for the first nine months of 2002 compared to an underwriting loss of $15,912,690 for the same period in 2001. Losses resulting from spring storm-related catastrophes were partly responsible for the underwriting loss in 2002. The underwriting results for the first nine months of 2002 also reflect increased underwriting expenses related to the eCommerce technology program and assigned risk buyout program costs.

The Company’s property and casualty insurance subsidiaries’ share of the Property and Casualty Group’s direct business generated underwriting losses of $5,907,437 and $3,900,364 for the third quarters of 2002 and 2001, respectively. For the nine months ended September 30, 2002 underwriting losses from the Company’s 5.5% of the Property and Casualty Group’s direct business was $16,409,065 compared to $8,723,395 in 2001. The increased loss ratio resulted primarily from adverse development of the loss reserves for prior accident years, principally in uninsured motorist and underinsured motorist (UM/UI) coverage in the personal and commercial automobile lines. The actual loss development of UM/UI exceeded established reserves for prior periods. Loss development has also been above expected development on UM/UI coverages due to unfavorable precedents set by court decisions and an evolving arbitration system. The Company is addressing these loss trends principally by increasing premium rates and through more stringent underwriting and re-underwriting of insurance policies. Over the past two years, rate increases were filed by members of the Property and Casualty Group, including the Company’s property and casualty subsidiaries, for certain lines of business in various states to offset growing loss costs in those lines of business (See “Factors That May Affect Future Results, Insurance Premium Rate Increases” section herein).

Catastrophes are an inherent risk of the property and casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company has developed what it believes are reasonable underwriting standards and monitors the Property and Casualty Group’s exposure by geographic region. Additionally, EIC and EINY have in effect an all-lines aggregate excess of loss agreement with the Exchange (discussed below), which should substantially mitigate the effect of catastrophe losses on the Company’s financial position. The Company’s share of catastrophe losses, as defined by the Property and Casualty Group, was $1,479,519 for the three months ended September 30, 2002. Included in this amount was $1,000,535 in continued development of the storm-related catastrophes that

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

occurred during the second quarter. Also included in this amount was $234,195 related to tornados that hit the state of Indiana in late September. The Company’s share of catastrophe losses was $330,000 for the third quarter of 2001. Catastrophe losses of the Company’s property and casualty insurance subsidiaries were $5,427,709 and $1,470,778 for the nine months of 2002 and 2001, respectively.

The Company’s property and casualty insurance subsidiaries’ unaffiliated net assumed reinsurance business generated underwriting losses of $381,877 and $6,688,088 in the third quarters of 2002 and 2001, respectively. The third quarter 2001 loss includes the Company’s 5.5% share of the Property and Casualty Group’s estimated incurred losses from the September 11th terrorist attack on the World Trade Center. These losses, net of recoveries under the excess of loss agreement with the Exchange totaled $5.8 million before taxes. There has been no additional reserve development in 2002 relating to the estimated incurred reinsurance losses related to this terrorist attack. Through September 30, 2002 loss payments made by the Property and Casualty Group related to the attack have totaled $35,622,505 with an additional $114,377,495 set up as reserves for case and incurred but not reported claims. Underwriting income from the Company’s property and casualty unaffiliated voluntary assumed reinsurance business totaled $459,053 for the nine months ended September 30, 2002 compared to an underwriting loss of $7,189,295 for the same period one year ago.

EIC and EINY’s aggregate excess of loss reinsurance agreement with the Exchange limits their net retained share of ultimate net losses in any applicable accident year. Under the agreement, the Exchange assumes losses that exceed 72.5% of the Company’s earned premium for each accident year. The Exchange is liable for 95.0% of the amount of such excess up to, but not exceeding, 15.0% of the Company’s earned premium. EIC and EINY are liable for amounts in excess of the coverage in the excess of loss agreement. This reinsurance treaty is excluded from the intercompany pooling agreement. EIC and EINY pay a premium equal to 1.01% of their net premium earned to the Exchange for this coverage. The deposit premium paid to the Exchange for the agreement totaled $1,423,226 and $1,449,617 for the nine months ended September 30, 2002 and 2001, respectively. Recoveries during the third quarter 2002 amounted to $400,448, compared to recoveries of $2,505,138 for the same period one year ago. Recoveries recorded during the third quarter of 2002 totaled $294,880 for accident year 2000, and $381,271 for 1999 offset by a reduction in loss recoveries for accident year 2001 of $275,703. Recoveries totaled $1,970,959 for the first nine months of 2002 compared to $3,058,718 for the same period one year ago. No cash payments have been made between companies in 2002 or 2001 for recoveries under this agreement since related losses are reserved but not yet paid.

Included in the Company’s underwriting expenses are the Company’s share of eCommerce initiative expenses for application development costs which are covered under the technology cost sharing agreement. These costs total $945,903 and $410,443 for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 eCommerce cost sharing agreement expenses totaled $3,001,813 and $601,981, respectively. These shared costs will continue to be incurred in future periods as the program develops (see “Factors That May Affect Future Results” section, herein).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company experienced an increase in costs associated with assigned risk buyout programs in 2002. Under a buyout program, one insurer pays another insurer to assume the first insurer’s obligations to participate in a state-mandated involuntary coverage program, such as an assigned risk plan for those who are unable to obtain automobile insurance in the voluntary market because of underwriting ineligibility. The third quarter costs in 2002 were $204,995 compared to $143,812 for the same period in 2001. The buyout programs include Limited Assignment Distribution (LAD), which covers personal automobile risks, and Commercial Limited Assignment Distribution (CLAD), pertaining to commercial automobile risks. The Property and Casualty Group has a CLAD program in Pennsylvania and both LAD and CLAD programs in New York, Illinois, Virginia and West Virginia. These programs provide that a servicing carrier perform all administrative functions relative to the assigned risk policies, including collecting premiums and making payments for losses and loss adjustment expenses. The Property and Casualty Group makes payments to the servicing carrier, which includes an administrative fee, as well as a fee for rate inadequacy costs above the collected premium.

The increase in LAD/CLAD expense is almost exclusively attributable to the program in the state of New York, which had costs of $201,423 compared to $139,684 during the third quarters of 2002 and 2001, respectively. The rise in costs in New York is the result of significant increases in both the population of assigned risk policies and increased LAD contract fees attributable to deteriorating rate adequacy of the New York residual market. Additionally, the Property and Casualty Group’s market share in the state has increased, resulting in more assigned risk policies being allocated to the Property and Casualty Group.

The combined ratio for the Company’s property and casualty insurance operations calculated under Generally Accepted Accounting Principles (GAAP) was 114.9% and 130.5% for the three months ended September 30, 2002 and 2001, respectively. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. During the third quarter of 2002, this ratio was impacted by 3.8 points related to adverse development on loss reserves of the prior accident years, 3.5 points related to catastrophe losses incurred and by 2.2 combined ratio points related to eCommerce expenses. The higher ratio in 2001 reflects the impact of the September 11th attacks which amounted to 16.7 combined ratio points in the third quarter 2001. The GAAP combined ratio, excluding adverse development of prior years, catastrophe losses and eCommerce expenses, was 105.4% for the quarter ended September 30, 2002. For the nine months of 2002 and 2001, the GAAP combined ratio was 113.3% and 115.8%, respectively.

Analysis of Investment Operations

Net revenue from investment operations for the third quarter of 2002 increased to $10,729,397 from $6,994,026 in the third quarter of 2001. Net revenue from investment operations includes net investment income, realized capital losses, equity in limited partnerships and equity in earnings of Erie Family Life Insurance Company (EFL). Net investment income rose 12.3% to $13,867,678 for the quarter ended September 30, 2002. Increases in investments in taxable bonds contributed to the growth in net investment income for the quarter. For the nine months ended September 30, 2002 net investment income increased 10.4% to $40,704,633 compared to $36,855,462 for the same period one year ago.

As a result of impairment charges taken in the third quarters of 2002 and 2001 the Company realized net losses on investments of $4,047,306 and $5,450,356, respectively. The third

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter 2002 impairment charges that totaled $6,975,269 were for fixed maturity investments in the energy sector. For the nine months ended September 30, 2002 net revenue from investment operations declined 9.6% to $34,278,296 from $37,921,163 for the same period in 2001. This decrease primarily resulted from a $5,902,391 increase in net realized losses from investments. Impairment charges for the nine months ended September 30, 2002 and 2001 totaled $17,668,090 and $5,736,463, respectively.

Equity in earnings of limited partnerships was $802,967 for the quarter ended September 30, 2002 compared to losses of $229,464 for the same period in 2001. Private equity and fixed income limited partnerships realized earnings of $570,841 for the three months ended September 30, 2002 compared to losses of $684,613 for the same period of 2001. Real estate limited partnerships reflected earnings of $232,126 for the three months ended September 30, 2002 compared to earnings of $455,149 for the same period of 2001. In the third quarters of 2002 and 2001 there were no impairment charges related to limited partnerships. Equity in earnings of limited partnerships totaled $1,109,903 and $1,278,587 for the first nine months of September 30, 2002 and 2001, respectively.

The Company’s investment in EFL is accounted for under the equity method of accounting. The Company’s 2002 third quarter earnings from its 21.6 percent ownership of EFL totaled $106,058, down from the $326,953 recorded in the third quarter of 2001. Equity in earnings of EFL for the nine-month period ended September 30, 2002 totaled $1,091,882 down from the $2,512,865 recorded in the same period in 2001.

The decrease in earnings from EFL for the third quarter and nine months ended September 30, 2002 when compared to the same period in 2001, were the result of increased impairment charges taken by EFL on their investments in 2002.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At September 30, 2002, the Company’s investment portfolio of investment-grade bonds, common stock, preferred stock and cash and cash equivalents totaled $889.0 million, or 40.6%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

The Company reviews the investment portfolio to evaluate positions that may have incurred other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to specific factors, the primary factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

For common equity securities (including private equity limited partnerships) where the decline in market value is more than 20% below cost for a period exceeding six months, there is a strong indication of other-than-temporary impairment. Under these circumstances the Company

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

considers market conditions, industry characteristics and the fundamental operating results of the issuer before deciding whether to sell the investment at a loss, to recognize an impairment charge to operations or to do neither. For common equity securities that have declined more than 20% below cost for a period exceeding twelve months, the position is presumed impaired and is either sold or recognized as impaired in the Consolidated Statements of Operations. There were no impairment charges related to equity securities in the third quarter of 2002. However, impairment charges related to equity securities totaled $5,736,463 in the third quarter of 2001. For the nine month period ended September 30, 2002 and 2001 impairment charges relating to equity securities totaled $2,326,980 and $5,736,463, respectively. In the third quarters of 2002 and 2001 no private equity limited partnership values were written down. For the nine month period ended September 30, 2002 impairment charges relating to private equity limited partnerships totaled $1,380,625. There were no impairment charges relating to private equity limited partnerships in 2001.

For fixed maturity investments, the Company individually analyzes all positions whose market value has declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price decline of over 20% for a period greater than six months where the creditworthiness of the issuer or other factors indicate a decline that is other- than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. Impairments recognized in the third quarter of 2002 related to fixed maturity investments totaled $6,975,269 (See “Analysis of Investment Operations” section).

For the nine month period ended September 30, 2002 impairment charges relating to fixed maturity investments totaled $15,341,110. There were no impairments recognized during the nine month period of 2001 for fixed maturity investments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liabilities

The process of estimating the liability for unpaid losses and loss expenses is inherently judgmental and can be influenced by factors subject to variation. Possible sources of variation include changing claim frequency and severity, changing rates of inflation as well as changes in other economic conditions, judicial trends and legislative changes. It is unlikely that future losses and loss adjustment expenses will develop exactly as projected. The Company continually refines reserves as experience develops and new information becomes known. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed.

At September 30, 2002, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. Disputes concerning whether the September 11th attack on the World Trade Center should be considered one or two insurable events are currently being litigated. The Property and Casualty Group’s $150 million loss estimate anticipates that the events of September 11th is considered one event. If the attack comes to be considered as two events, the total potential exposure for the Property and Casualty Group, the Company believes, would increase between $50 million and $75 million. The effect on the Company, as a result, would be additional losses between $2.7 million and $4.1 million. The net losses, after taking into consideration the excess of loss reinsurance agreement, would be minimal to the Company.

A recent court decision by a federal judge in New York ruled that the September 11th attack on the World Trade Center was a single occurrence under the terms of the insurance policies used by three of the 22 property insurers of the World Trade Center. The ruling would limit the insurers liability to a single payment for one series of events as opposed to two payments for two separate occurrences. Subsequent to this ruling, the leaseholder of the World Trade Center notified the federal judge of the intent to appeal in the U.S. Court of Appeals for the Second Circuit. Prior to this ruling, a November 2002 trial date had been set to hear the case for the remaining insurers of the World Trade Center. The World Trade Center leaseholder has also requested the November trial be delayed until an appellate court decision is reached on the ruling of the New York federal judge.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from the Company’s management operations, the net cash flow from the EIC’s 5% and the EINY’s .5% participation in the underwriting results of the intercompany pooling agreement with the Exchange, and the Company’s investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The other receivable from the Exchange and affiliates represents the management fee receivable from premiums written but not yet collected as well as the management fee receivable on premiums collected in the current month, net of operating expenses paid by the Exchange. The Company pays commissions on premiums collected rather than written premiums. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

At September 30, 2002 and December 31, 2001, the Company’s receivables from its affiliates totaled $761,294,991 and $640,655,330, respectively. The receivables are the result of the management fee, cash payments for affiliates and the intercompany pooling agreement. They represent a concentration of credit risk. The management fee receivable due from the Exchange

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

included in this total, is generally collected within a year and totaled $189,455,080 at September 30, 2002 and $147,344,684 at December 31, 2001. Another component of this receivable is the receivables for the intercompany pooling activity which rose 16.1% to $570,128,358 at September 30, 2002 from the $491,055,048 at December 31, 2001. This represents the increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves ceded to the Exchange under the pooling agreement. There is a direct correlation between the increase in direct written premium of the Company’s subsidiaries and the increase in direct loss reserves, loss adjustment expense reserves and unearned premium reserves ceded to the Exchange. These increases were the result of the $93,248,134, or 26.2% increase in direct written premium of the Company’s subsidiaries for the nine months ended September 30, 2002 when compared to the same period in 2001.

The Company generates sufficient net positive cash flow from its operations to fund its commitments and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $134,974,376 and $100,586,985 for the nine months ended September 30, 2002 and 2001, respectively.

Dividends declared and paid to shareholders for the quarters ended September 30, 2002 and 2001, totaled $10,906,248 and $9,832,321, respectively. Dividends declared and paid for the nine months ended September 30, 2002 were $32,763,292 compared to $29,506,890 for the same period in 2001. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from insurance subsidiaries are not material to the Company’s cash flows.

Cash flows from financing activities include the purchase of treasury stock. During the first nine months of 2002, 207,217 shares were repurchased at a total cost of $8,486,839 or an average price of $40.96 compared to 194,200 shares repurchased for the same period in 2001 at a total cost of $6,686,588 or an average price of $34.43. The Company has discontinued share repurchases under this plan.

Company management continues to plan for space needs to accommodate increased personnel in its Home Office complex. The Company is in the design phase to build additional office and parking facilities on its current Home Office campus in Erie, Pennsylvania. The current estimate to build these facilities ranges between $50 million and $60 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management Fees

The rate for the management fee paid to the Company by the Exchange is determined by the Company’s Board of Directors. The rate may be changed periodically by the Board at its discretion but may not exceed 25%. The Company’s Board of Directors also acts in a fiduciary capacity with respect to the operation of the Exchange. The Board considers several factors in determining the management fee rate, including the relative financial strength of the Exchange and the Company and the long-term capital needs of the Exchange, in order to foster growth and competitiveness as well as maintain its superior financial strength, which ultimately benefits the entire Erie Insurance Group

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(including the Company, the Property and Casualty Group and EFL). Because the management fee revenue from the Exchange provides the majority of the Company’s revenue, the income of the Company is dependent upon the ability of the Exchange to maintain its financial condition and its ability to continue to offer competitive insurance products in the marketplace. The management fee rate charged the Exchange was 25% for all periods presented herein. If the Board were to decrease the management fee rate 1% (from 25% to 24%) for the nine months ended September 30, 2002 it would have resulted in a $23,755,794 reduction to the management fee revenue as reported on the Consolidated Statements of Operations. The per share impact, after federal income taxes, would be approximately $.22 per share.

Financial Condition of the Exchange

The relative financial condition of the Company and that of the Exchange are the principal areas evaluated at least annually by the Company’s Board of Directors in their determination of the management fee rate. The Exchange is also the lead insurer in the underwriting results of the Property and Casualty Group. The financial statements of the Exchange are prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. Financial statements prepared under SAP provide a more conservative approach than under GAAP. Under SAP, the principle focus is on the solvency of the insurer in order to protect the interests of the policyholders. Some significant differences between SAP and GAAP include the following:

•	SAP provides a more conservative approach to the valuation of invested assets

•	SAP recognizes expenses when incurred and does not allow for the establishment of deferred policy acquisition cost assets

•	Statutory deferred tax calculations follow GAAP with certain modifications for the realization criteria of deferred tax assets and the recording of the impact of changes in its deferred tax balances

•	GAAP requires the establishment of an asset for the estimated salvage and subrogation that will be recovered in the future. Under SAP a company may establish this recoverable but is not required to do so. The Exchange does not establish salvage and subrogation recoveries.

The selected financial data below as of and for the nine months ended September 30, 2001 and 2002 is derived from the Exchange’s unaudited financial statements prepared in accordance with

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SAP. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The financial data set forth below is only a summary.

	Nine months ended

	September 30,	September 30,
(In thousands) (Statutory Accounting Basis)	2002	2001

	(Unaudited)
Premiums earned	$2,140,526	$1,792,450

Loss and loss adjustment expenses	$1,727,052	$1,568,896

Insurance underwriting and other expenses	718,881	551,623

Net underwriting loss	($305,407)	($328,069)

Investment income (loss), net	48,237	(32,489)

Federal income tax benefit	(68,925)	(43,230)

Net loss	($188,245)	($317,328)

	As of

	September 30,	December 31,
(In thousands) (Statutory Accounting Basis)	2002	2001

	(Unaudited)
Cash and invested assets	$5,238,660	$5,990,511

Total assets	6,190,240	6,998,794

Claims and unearned premium reserves	3,663,000	3,200,836

Total liabilities	4,042,623	3,953,243

Policyholders’ surplus	$2,147,617	$3,045,551

The Exchange’s Policyholders’ surplus has declined over the past nine months primarily as a result of continued underwriting losses (see “Analysis of Insurance Underwriting Operations”) combined with unrealized losses from their common equity securities. Common equity securities represent a significant portion of the Exchange’s investment portfolio. They are exposed to price risk, volatility of the capital markets and general economic conditions. As such the Exchange had unrealized losses totaling $749,342,000, net of statutory deferred taxes, for the first nine months of 2002.

To the extent that the Exchange incurs additional investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus will be further adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate received by the Company would be reduced.

Catastrophe Risk

The Property and Casualty Group is currently obtaining quotes for treaty reinsurance to protect the 2003 accident year underwriting results of the Exchange and other members of the Property

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and Casualty Group from catastrophes and other adverse underwriting events. The lower surplus levels of the Exchange, along with increasing catastrophe risk exposure as a result of accelerating policy growth, have resulted in management’s decision to actively pursue the purchase of treaty reinsurance coverage. The Exchange’s reported surplus totaled $2.1 billion at September 30, 2002 compared to $3.0 billion at December 31, 2001.

The risk of not maintaining reinsurance coverage in the event of a significant catastrophe or a series of moderate catastrophes in the same year means that surplus levels could be exposed to dramatic decline should such catastrophes occur. A dramatic decline in the surplus levels would result in pressure to reduce premium writings, and thereby, curtail growth. Without the benefit of higher surplus levels, the leverage of the Exchange is reduced and so is the opportunity to grow. Reinsurance for catastrophe exposure reduces the variability of earnings and protects the balance sheet and income statement against large and infrequent events.

The Company’s current reinsurance agreement in effect with the Exchange mitigates catastrophe loss exposure risk to the Company’s property and casualty insurance subsidiaries, but does not mitigate the exposure of the Exchange or the Property and Casualty Group as a whole.

Insurance Premium Rate Increases

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines. The Company continually evaluates pricing levels balancing competitive conditions and the need to maintain the solid financial condition of the insurers of the Property and Casualty Group. Pricing actions contemplated or taken by the insurers of the Property and Casualty Group are subject to various regulatory requirements of the states in which the insurers operate. Premium increases anticipated due to pricing actions approved through September 30, 2002 could amount to approximately $122 million in premium for the Property and Casualty Group in 2002 and $97 million in premium for the Property and Casualty Group in 2003. There is also the potential for an additional $49 million in premium for the Property and Casualty Group in 2003 resulting from pricing actions contemplated or filed and awaiting approval. The majority of the anticipated increase stems from the private passenger and commercial auto lines of business as well as the homeowners line of business. Further rate actions continue to be contemplated for 2003.

Geographic Expansion

On December 6, 2001, the Company announced the Erie Insurance Group’s (the Group) intention to expand its operations into Minnesota. Minnesota will be the 12th state served by the Group, in addition to the District of Columbia. Beginning in the third quarter of 2004, the Group intends to write all lines of insurance it currently offers, including auto, home, business, life and annuities in Minnesota.

Insurance Company Insolvencies

The insurance companies of the Property and Casualty Group pay assessments under the solvency or guaranty laws of the various states in which they are licensed. Pennsylvania-based PHICO Insurance Company, which became insolvent in late 2001, could impact future underwriting results of the Property and Casualty Group and consequently the Company. The impact of this insolvency on the Company’s financial results cannot be reasonably estimated at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

this time, thus no liability has been established by the Company to date. However, a charge to the Company’s insurance underwriting operations is likely to be made as more information becomes available.

Terrorism

The property and casualty subsidiaries of the Company are exposed to both direct insurance and reinsurance losses arising from possible future terrorist actions. The property and casualty subsidiaries are exposed to such losses by virtue of their 5.5% participation in the intercompany pooling agreement with the Exchange. Their exposure is limited by the terms of an excess of loss agreement that is in place with the Exchange.

The tragic September 11th attacks resulted in staggering losses for the insurance industry and have caused uncertainty in the insurance and reinsurance market. The industry has been compelled to re-examine policy language and to address the potential for future threats of terrorist events and losses. The Property and Casualty Group’s personal and commercial property and casualty insurance policies were not intended to cover the risk of terrorist events and losses such as those suffered in the September 11th attacks. It is difficult to predict and measure the risks associated with possible future terrorist attacks.

To address the industry’s terrorism exposure, insurers have been working with Congress, the White House and other interested parties to enact legislation that would help spread the risk of future terrorist losses. On June 18, 2002 the Senate passed Senate Bill 2600, the Terrorism Reinsurance Act, which provides for shared public and private compensation for insured losses resulting from acts of terrorism. The Senate Bill includes a participating company deductible based on a percentage of market share. The federal government would assume liability for 80% of the portion of covered terrorism-related losses in 2002 that exceed participating companies’ deductibles, but do not exceed $10 billion in total and 90% of the losses in excess of the deductible when the total loss exceeds $10 billion. In 2003, the level would increase to $15 billion if renewed. The Senate program would be effective for one year, with the option to extend it for a second year.

Commercial property and casualty lines, including workers’ compensation and business interruption, would be required to participate. Personal lines insurers may participate by election. The bill creates a federal cause of action for damages resulting from terrorism. Punitive damages are not restricted and will not be paid by the federal government. The Senate Bill has moved to committee and conferees have been appointed to resolve differences between the Senate Bill and the House Bill previously approved in 2001, which provides for financial assistance through a loan-payback procedure and includes additional protections against lawsuits, such as a restriction on punitive damages. The tort reform measures have been one of the major areas of disagreement. A compromise litigation/liability management proposal that has gained some support consolidates cases in federal court, prohibits payment of punitive damages from government funds and limits punitive damages except in cases of criminal behavior. Passage of a compromise bill remains uncertain; however, President Bush recently met with lawmakers to push for resolution of the impasse and addressed the business community and the financial services industry to urge congressional action on terrorism legislation.

Regulators in the states in which the Property and Casualty Group does business, with the exception of New York, have approved limited optional terrorism exclusion endorsements for use on commercial property and liability lines within the framework developed by Insurance Services

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Office (ISO). These endorsements exclude claims for terrorist acts involving the release of biological, chemical, nuclear or radioactive materials. In other incidents of terrorism, thresholds must be met before the exclusion will apply. For both property and liability coverage the total of insured property damage, including business interruption, must exceed $25 million. For liability coverage, the exclusion will also apply if more than 50 people sustain death or serious physical injury. The Property and Casualty Group has made the necessary filings and obtained approval for use of these optional exclusions where deemed necessary.

ISO has also made filings for use of optional terrorism exclusion endorsements on commercial auto policies, within the framework approved for commercial property and liability lines. The Property and Casualty Group has recently made the necessary filings and obtained approval for use of these optional exclusions on commercial auto and garage auto policies, if deemed necessary. Approval has been obtained in all states in which the Property and Casualty Group does business except New York, Virginia and Illinois.

The National Association of Insurance Commissioners (NAIC) has recently passed a consensus in support of denial of terrorism exclusions on personal lines policies. NAIC action is advisory and states have approval authority; however, it is likely that many states will follow the NAIC resolution. Through its trade organizations and grassroots efforts, the Property and Casualty Group continues to work toward a federal solution to the terrorist threats facing personal lines insurers.

The Company’s substantial portfolio of equity and fixed income investments could also be affected by potential future terrorist actions which may affect the level of economic activity as well as investor confidence in the U.S. capital markets.

Exposure to Losses for Mold

The industry continues to work to understand mold and toxic mold and control exposures and losses involving property damage and personal injuries, arguably related to mold. Due to media coverage and heightened awareness, the Property and Casualty Group is seeing an increase in the number of claims with a mold component from both first party and third party coverages in personal and commercial lines. While the level of activity has not reached significant proportions, this trend is expected to continue. The costs associated with these losses, both investigative and remedial, will continue to rise. The opinions of state insurance departments regarding mold coverages and exclusions continue to be unpredictable. The Company has recommended changes to policy language for the Property and Casualty Group policies that would limit exposure in personal lines policies in the future. Mold exclusions and limitations for commercial lines are currently under review. Exclusions and limitations in personal lines policies will be filed in various states for implementation in 2003.

Information Technology Costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s Agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales. The first major component of the eCommerce program (network and desktop hardware deployment) was completed during the second quarter of 2002. Also, the Erie Insurance Group completed the release of the new web interface to a limited number of Agents and employees in July 2002. In August 2002, the eCommerce program took

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

advantage of a significant business opportunity to work with Accenture, a well-known provider of information technology services and solutions, to develop the Erie Insurance Group’s eCommerce system called ERIEConnectionsm. The Erie Insurance Group is now working with Accenture to be the chief integrator and manager of the eCommerce program and to provide software applications that meet the Company’s needs . Management of Erie Insurance Group believes this approach will allow the eCommerce program to meet the established budget goals. The Company estimates its share of eCommerce costs in 2003 will amount to approximately $.09 to $.12 per share after income taxes.

Contingencies

In February, 2000 a civil class action lawsuit was filed against Erie Insurance Company and Erie Insurance Exchange (collectively, the ERIE) in Philadelphia, Pennsylvania. The Exchange issued an automobile insurance policy to the Plaintiff. The class action complaint alleges that the Plaintiff was involved in an accident and that her insured vehicle was damaged in the accident. The Complaint alleges that the ERIE acted improperly when it used non-original equipment manufacturer (non-OEM) parts in repairing the damage to the Plaintiff’s vehicle. In March, 2002, the courts granted the Plaintiff’s Revised Motion for Class Certification.

The ERIE is seeking to appeal the certification of the class. In addition, the ERIE has joined, as additional defendants in the class action lawsuit, other non-OEM manufacturers and distributors of crash parts. Although it is too early to assess the probable outcome or the amount of damages of this civil class action lawsuit, the Company believes the ERIE has meritorious legal and factual defenses to this lawsuit and these defenses will be vigorously pursued. As such, no liability has been established by the Company or any of the companies in the Property and Casualty Group to date for this lawsuit. The Company’s exposure to liability arising from this litigation is limited to the 5.5% share of the Company’s property and casualty subsidiaries underwriting results under the intercompany pooling agreement. See also Part II – Item 1. “Legal Proceedings”.

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

Employee Benefit Obligations

The Company has a noncontributory defined benefit pension plan covering substantially all Employees. It is the only funded pension plan of the Company. At September 30, 2002 Company management evaluated the fair market value of the pension assets against the accumulated benefit obligation. The approximate fair market value of the pension asset at September 30, 2002 is $135.6 million, which continues to exceed the accumulated benefit obligation of approximately $80 million, therefore an additional minimum liability in connection with the plan was not considered necessary. Also, the discount rates being used in the plan to determine the accumulated benefit obligation were reviewed and an estimated 2003 pension expense was calculated. Based on this preliminary review, the estimated pension expense in 2003 is not expected to be materially different from the 2002 pension expense as it relates to the financial results of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2001 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the nine months ended September 30, 2002. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

The Company is also exposed to credit risk through its portfolios of fixed maturity securities, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company manages this risk by performing up front underwriting analysis and regular reviews by its investment staff. The fixed maturity investments are also maintained between minimum and maximum percentages of invested assets.

The Company has significant receivables from the Exchange, which are subject to credit risk. Company results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated monthly. Since the Company’s inception, it has collected all amounts due from the Exchange in a timely manner (generally within 120 days).

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2002 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Brenda L. Foultz v. Erie Insurance Exchange and Erie Insurance Company

This civil class action lawsuit was filed in February of 2000 in the Court of Common Pleas of Philadelphia County, Pennsylvania. Erie Insurance Exchange and Erie Insurance Company (collectively, the ERIE) are the named defendants in the suit. The Erie Insurance Exchange issued an automobile insurance policy to the Plaintiff. The Class Action Complaint alleges that the Plaintiff was involved in an accident and that her insured vehicle was damaged in the accident. The Complaint alleges that the ERIE acted improperly when it prepared estimates using non-OEM parts in repairing the damage to the Plaintiff’s vehicle. In repairing the Plaintiff’s vehicle, two “non-OEM parts” were used. The two non-OEM parts used in repairing the Plaintiff’s vehicle were the left and right front lens and housing assemblies. The Plaintiff’s Complaint asserts that all non-OEM crash parts are inferior, defective and substandard, and do not return a damaged vehicle to its condition prior to the accident.

The Complaint, as amended, contains four counts. In the Count I, Plaintiff alleges that the ERIE’s conduct constitutes a breach of contract under its insurance policy. Count II of the Complaint alleges that the ERIE’s conduct violates the Pennsylvania Unfair Trade Practices and Consumer Protection law. Count III alleges that the ERIE’s conduct violates the Pennsylvania bad faith statute. In Count IV of the Complaint Plaintiff requested declaratory relief and an injunction prohibiting the ERIE from using non-OEM parts. The Plaintiff later voluntarily dismissed Count IV. The ERIE answered the Complaint and denied liability on all of the counts. The ERIE also filed a Joinder Complaint in January of 2001 against the manufacturer and distributor of the non-OEM parts alleged by the Plaintiff to be defective. The Court issued an Order permitting the ERIE’s joinder of TYC Brother Industrial Co. Ltd., the manufacturer of the parts at issue, and Genera Corporation, the distributor of the parts. TYC Brother Industrial Co. Ltd. and Genera have also denied any and all liability.

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

The ERIE is seeking to appeal the certification of the class. In addition, the ERIE has joined, as additional Defendants in the class action lawsuit, other non-OEM manufacturers and distributors of crash parts. The Company believes the Exchange and Erie Insurance Company have meritorious legal and factual defenses to this lawsuit and these defenses will be vigorously pursued. In the event an adverse verdict is rendered against the Erie Insurance Exchange and Erie Insurance Company, both Erie Insurance Group companies will vigorously pursue any claims they may have against the non-OEM manufacturers and suppliers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description of Exhibit

3(ii)	Amended and Restated By-laws of Registrant effective September 9, 2002

10.1	Amended and Restated Service Agreement between Registrant and Erie Insurance Company effective January 1, 1992

10.2	Amended and Restated Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective December 31, 1995

10.3	Amended and Restated Reinsurance Pooling Agreement effective January 1, 1995 between Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York and Erie Insurance Exchange

10.4	Amended and Restated Aggregate Excess of Loss Reinsurance Contract effective January 1, 1998 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.5	Amended and Restated Retirement Plan for Employees of Erie Insurance Group, effective December 31, 2000

10.6	Amended and Restated Deferred Compensation Plan for Outside Directors of Registrant, effective January 1, 2001

10.7	Amended and Restated Employee Savings Plan of Erie Insurance Group, effective January 1, 2001

10.8	First Amendment and Restatement to Employee Savings Plan of Erie Insurance Group effective January 1, 2001

10.9	2001 Annual Incentive Plan of Erie Indemnity Company

10.10	Amended and Restated Deferred Compensation Plan for Outside Directors of Registrant effective April 30, 2002

10.11	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.12	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange Appoint Registrant as their Attorney-in-Fact

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.3	First Amendment to Second Restated Agreement of H.O. Hirt Trust effective December 22, 1980

Reports on Form 8-K

On July 24, 2002, the Company filed a report on Form 8-K, reporting under Item 7 that the Company’s Board of Directors held a special meeting on July 23, 2002. At the meeting, the Board voted to increase the number of directors from 12 to 13; elected Jeffrey A. Ludrof, the Company’s President and Chief Executive Officer, to the Board; and accepted the resignation of Stephen A. Milne, the retired President and Chief Executive Officer of the Company.

On September 13, 2002, the Company filed a report on Form 8-K, reporting under Item 4 that the Company’s Audit Committee selected Ernst & Young, LLP to be the Company’s independent auditors for the fiscal year ending December 31, 2003. Malin, Bergquist & Company, LLP, the Company’s current independent auditors will continue on as the Company’s independent auditors for the fiscal year ending December 31, 2002. As mentioned in the Form 8-K, there were no disagreements with Malin, Bergquist & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company’s two most recent fiscal years and throughout the date of the Form 8-K filing.

ITEM 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Class A weighted average common shares outstanding (stated value $.0292) Class B common shares outstanding (stated value $70)	63,686,149	63,977,939	63,789,404	64,011,614

Conversion of Class B shares to Class A shares (one share of Class B For 2,400 shares of Class A)	7,320,000	7,368,000	7,320,000	7,368,000

Total weighted average shares outstanding	71,006,149	71,345,939	71,109,404	71,379,614

Net income	$46,161,999	$34,430,497	$138,189,091	$116,345,198

Net income per share	$0.65	$0.48	$1.94	$1.63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: November 6, 2002	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Erie Indemnity Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

CERTIFICATIONS

I, Philip A. Garcia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Erie Indemnity Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO