Form 10-K/A
period 2001-12-31
ERIE INDEMNITY CO
filed 2003-01-27
CIK 922621

FORM 10-K/A
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[NO FEE REQUIRED]
For the transition period from ____________ to

Commission File Number       0-24000

ERIE INDEMNITY COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0466020

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code       (814) 870-2000

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

Yes	[X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Aggregate market value of voting stock of non-affiliates: There is no active market for the Class B voting stock and no Class B voting stock has been sold in the last year upon which a price could be established.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 63,813,523 Class A shares and 3,070 Class B shares of Common Stock outstanding on February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the “Annual Report”) are incorporated by reference into Parts I, II and IV of this Form 10-K Report.

2.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated by reference into Parts I and III of this Form 10-K Report.

AMENDMENTS:

On January 16, 2003, the Company filed Amendment No. 4 to its Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), amending its registration statement on Form S-3 originally filed on September 20, 2002. The Company hereby amends and restates Items 1, 5, 6, 7, 7A, 8, and 14 of its Annual Report on Form 10-K for the year ended December 31, 2001 that was originally filed with the SEC on March 12, 2002 (the “Original Filing”) to provide supplemental information and clarifying disclosure requested by the SEC in connection with the Form S-3. This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this report to speak as of a later date.

INDEX

PART	ITEM NUMBER AND CAPTION				PAGE

I	Item	1.		Business	4
I	Item	2.		Properties	17
I	Item	3.		Legal Proceedings	17
I	Item	4.		Submission of Matters to a Vote of Security Holders	17
II	Item	5.		Market for Registrant’s Common Stock and Related Shareholder Matters	18
II	Item	6.		Selected Consolidated Financial Data	18
II	Item	7.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
II	Item	7	a.	Quantitative and Qualitative Disclosure about Market Risk	19
II	Item	8.		Financial Statements and Supplementary Data	19
II	Item	9.		Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	19
III	Item	10.		Directors and Executive Officers of the Registrant	20
III	Item	11.		Executive Compensation	26
III	Item	12.		Security Ownership of Certain Beneficial Owners and Management	26
III	Item	13.		Certain Relationships and Related Transactions	26
IV	Item	14.		Exhibits, Financial Statement Schedules and Reports on Form 8-K	27

PART I

Item 1.     Business

Erie Indemnity Company (the “Company”) is a Pennsylvania corporation formed in 1925 to be the attorney-in-fact for Erie Insurance Exchange (the “Exchange”), a Pennsylvania-domiciled reciprocal insurance exchange. The Company operates predominantly as a provider of sales, underwriting and policy issuance services to the Exchange with management fees from the Exchange accounting for approximately 78% of the Company’s consolidated revenues in 2001. The Company also participates in the property and casualty insurance business through its three wholly owned subsidiaries, Erie Insurance Company (“Erie Insurance Co.”), Erie Insurance Company of New York (“Erie NY”) and Erie Insurance Property and Casualty Company (“Erie P&C”) and through its management of the Flagship City Insurance Company (“Flagship”), a subsidiary of the Exchange. The Company and Exchange also own a 21.6% and 53.5% common stock interest, respectively, in Erie Family Life Insurance Company (“EFL”), an affiliated life insurance company. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively under the name Erie Insurance Group.

The Erie Insurance Group is a regional insurance group that underwrites a broad line of personal and commercial coverages. Insurance products are marketed primarily in the Mid-Atlantic and Northeast regions through approximately 7,400 independent agents comprising approximately 1,600 insurance agencies. The property and casualty insurers managed by the Company are licensed to do business in sixteen states and in the District of Columbia and at December 31, 2001, operated in eleven states and the District of Columbia. Branch offices are maintained throughout the eleven contiguous states in which the Company does business.

As of December 31, 2001, the Company had 3,668 full-time employees, of which 1,808 provide claims specific services exclusively for the property and casualty insurance companies of the Erie Insurance Group and 125 perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services. None of the Company’s employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Erie P&C, Flagship, Erie Insurance Co. and Erie NY participate in an intercompany pooling agreement with the Exchange. Under the pooling agreement all property and casualty reinsurance business of the Erie Insurance Group is ceded to the Exchange. The pooling agreement provides for the Exchange to assume all premiums and losses, including related asset and liability amounts, from all property and casualty affiliates of the Erie Insurance Group. This pooling agreement further provides for Erie Insurance Co. and Erie NY to share proportionately through retrocession in the results of all of the Erie Insurance Group’s non-affiliated property and casualty insurance operations. Erie Insurance Co.’s and Erie NY’s proportionate share of the reinsurance pool are 5.0 percent and 0.5 percent, respectively. An excess of loss reinsurance agreement between the Exchange, Erie Insurance Co. and Erie NY limits the amount of sustained ultimate net losses in any applicable accident year for the Erie Insurance Co. and Erie NY. The excess of loss reinsurance agreement is excluded from the pooling arrangement.

Information About Business Segments

Reference is made to Note 15 of the “Notes to the Consolidated Financial Statements” included in the Annual Report for information as to total revenue and net income attributable to the three business segments (management operations, insurance underwriting operations and investment operations) in which the Company is engaged.

Management Operations

The Company recognizes management fees due from the Exchange as income when the premiums are written because at that time the Company has performed substantially all of the services required to be performed, including sales, underwriting and policy issuance activities, but currently such fees are not paid to the Company by the Exchange until it collects the premiums. Management fees recorded from the Exchange account for approximately 78% of the Company’s revenues in 2001. The management fee rate charged to the Exchange is set by the Company’s Board of Directors.

The Company’s Board of Directors may change the management fee rate at its discretion. However, the maximum fee level which can be charged the Exchange, is limited by the agreement between each policyholder of the Exchange and the Company, to 25 percent of the affiliated assumed (the Erie Insurance Co., Erie NY, Erie P&C and Flagship) and direct premiums written by the Exchange. The Board considers several factors in determining the management fee rate, including the relative financial position of the Exchange and the Company and the long-term capital needs of the Exchange to ensure its continued growth, competitiveness, and superior financial strength. The management fee rate charged the Exchange has been at its maximum permitted level of 25 percent since 1999. In December 2001, the Board voted to maintain the 25 percent management fee rate for all of 2002.

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

The Company receives a service agreement fee from the Exchange, at the rate of 7% of voluntary assumed written premium as compensation for the management and administration of its voluntary assumed reinsurance business from non-affiliated insurers. Service agreement revenue is earned when reinsurance premiums are earned because the services required to be performed by the Company are completed over the terms of the related treaties. The Company also collects service charges from policyholders who pay their premiums in installments on policies written by the property and casualty insurers of the Erie Insurance Group. The service agreement rate and service charge amount are periodically evaluated by management and are subject to change. Both of these charges are included in service agreement revenue in the Consolidated Statements of Operations.

Insurance Underwriting Operations

Industry

One of the distinguishing features of the property and casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Current prices must be established from forecasts of the ultimate costs expected to arise from exposures underwritten during the coverage period when the rates are applied. This unique pricing environment affects the financial statements primarily through the loss reserves. Changes in statutory, “regulatory” and case law can significantly affect the liabilities associated with known risks after the insurance contract is in place. Property and casualty insurance companies’ ability to increase prices in response to declines in profitability are limited by the large number of competitors and the similarity of products offered, as well as regulatory constraints.

The profitability of the property and casualty insurance business can be influenced by many external factors some of which include rate competition, the severity and frequency of claims, terrorist actions, natural disasters, state regulation of premium rates, and other areas of competition, defaults of reinsurers, investment market conditions, general business conditions, court decisions that define and may expand the extent of coverage and the amount of compensation due for injuries and losses.

Inflation also can affect the loss costs of property and casualty insurers and, as a consequence, insurance rates. Insurance premiums are established before losses and loss adjustment expenses and the extent to which inflation may impact such expenses, are known. Consequently, in establishing premium rates, the Company attempts to anticipate the potential impact of inflation.

Lines of Business

The property and casualty insurers of the Erie Insurance Group underwrite a broad range of insurance for risks. In 2001, personal lines comprised 71.8% of direct and affiliated assumed premium revenue while commercial lines constituted the remaining 28.2%. The core products in the personal lines are private passenger automobile (75.2%) and homeowners (22.3%) while the core commercial lines consist principally of multi-peril (37.0%), automobile (30.3%) and workers’ compensation (29.2%).

See “Selected Segment Information” contained in the Annual Report, for the distribution of direct premiums written by the Erie Insurance Group.

Reinsurance

Reference is made to Note 12 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2001, incorporated herein by reference, for a complete discussion of reinsurance transactions.

Combined Ratios

The combined ratio is a standard industry measurement of the results of property and casualty insurance underwriting operations. The statutory combined ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (“loss ratio”), the ratio of underwriting expenses incurred to net premiums written (“expense ratio”) and, the ratio of dividends to policyholders to net premiums earned (“dividend ratio”). The generally accepted accounting principles (“GAAP”) combined ratio is calculated in the same manner except that it is based on GAAP reported amounts and the denominator for each component is net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss before contemplation of the time value of money. Investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of the Erie Insurance Group is a function of income and expense from both its underwriting and investment operations.

The ratios shown in the table below for the Company’s property and casualty insurance subsidiaries Erie Insurance Co. and Erie NY, are prepared in accordance with GAAP and with the National Association of Insurance Commissioners (NAIC) Codified Statutory Accounting Practices (“SAP”). The NAIC Codified SAP contain a provision allowing for prescribed or permitted accounting practices to be determined by each states’ insurance commissioner. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

	Combined Ratios
	Year Ended December 31,
	2001	2000	1999

GAAP Combined Ratio	114.9%	108.4%	103.0%

Statutory operating ratios:
Loss ratio	84.5	80.1	74.6
Expense and dividend ratio	30.1	28.2	28.2

Statutory Combined Ratio	114.6%	108.3%	102.8%

Increased loss severity in the Company’s private passenger automobile and workers’ compensation lines of business, combined with unaffiliated assumed voluntary reinsurance losses from the September 11th terrorists attack on the World Trade Center, contributed to the increased loss ratio in 2001 compared to 2000. The 2001 expense and dividend ratio increased in 2001 partly as a result of the Company’s share of expenses related to the eCommerce initiative, which totaled $1,314,734.

Seasonal Factors

The Company’s management fee is earned when premiums are written as substantially all of the services performed by the Company, including sales, underwriting and policy issuance are completed. Historically, due to policy renewal and sales patterns, management fees earned are greater in the second and third quarters of the calendar year. While loss and loss adjustment expenses are not entirely predictable, historically such costs have been greater during the third and fourth quarters, influenced by the weather in the geographic regions where the Erie Insurance Group and affiliated property and casualty insurers operates.

Investment Operations

Investment operations includes investment income and realized gains and losses generated by assets of our management and insurance underwriting operations. Investment operations performance is evaluated based on appreciation of assets, rate of return and overall return.

Financial Condition-Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and investment returns providing for liquidity to meet the short and long-term commitments of the Company. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment portfolio, at market value, increased to $840,967,085 at December 31, 2001, which represents 43.4% of total assets. Investment income reflected on the Consolidated Statements of Operations is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Net investment income, was $49,883,896 in 2001 compared to $48,400,343 in 2000, and $43,344,356 in 1999.

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

Included in investments is a 21.6% common stock interest in EFL of $44,683,170 at December 31, 2001, which is accounted for under the equity method of accounting. EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best and Company Inc. (“A.M. Best”) rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life and individual and group annuity products in ten states and the District of Columbia.

Reference is made to the Financial Condition section of the “Management Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2001 incorporated herein by reference, for a complete discussion of investments.

Financial Ratings

Insurance companies are rated by rating agencies to provide insurance consumers and investors with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors.

The Exchange, Flagship, Erie Insurance Co., Erie P&C and Erie NY all have an A++ (superior) rating from A.M. Best. A++ is the highest rating that A.M. Best gives to insurance companies, and represents a superior ability to meet ongoing obligations to policyholders. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the insurer’s profitability, leverage and liquidity as well as the insurer’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves and the experience and competency of its management. Management believes that this A.M. Best rating of A++ (superior) is an important factor in marketing the Erie Insurance Group’s insurance to its agents and customers.

Competition

The property and casualty markets in which the Company operates are highly competitive. Property and casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. In addition, because the insurance products of the Erie Insurance Group are marketed exclusively through independent insurance agents, these agents have the opportunity to represent more than one company. The Erie Insurance Group, thus, potentially faces competition within its appointed agencies based on product, price and service relationships.

Market competition bears directly on the price charged for insurance products and services subject to the regulatory limitations. Growth is driven by a company’s ability to provide insurance services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry. Industry surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth is the product of a company’s ability to retain existing customers and to attract new customers as well as movement in the average premium per policy charged by the Company. Firming pricing in 2001 and a return to “hard market”

conditions, particularly for commercial and personal insurance, have allowed the property and casualty subsidiaries and affiliates to raise prices or maintain current premium rates to gain competitive advantage in the insurance marketplace.

The Erie Insurance Group has followed several strategies which management believes will result in underwriting performance which exceeds those of the property and casualty industry in general. First, the Company employs an underwriting philosophy and product mix targeted to produce an Erie Insurance Group–wide underwriting profit, i.e., a combined ratio of less than 100% on a long-term basis, through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices.

Second, Erie Insurance Group’s management focuses on consistently providing superior service to policyholders and agents that is reflected in its policy retention and new policy growth rates. Policy retention (the percentage of existing policyholders who renew their policies) remained excellent at 90.9%, 91.0% and 90.5% for the years ended December 31, 2001, 2000 and 1999, respectively, for all lines of business combined. Continued improvement in new policy growth drove the gains experienced in the Erie Insurance Group’s direct written premium. Policies in force increased 8.5% to 3,109,583 from 2,865,553 in 2000 and 6.5% in 2000 from 2,689,849 in 1999. See “Selected Segment Information” contained in the Annual Report for policy in force counts and retention rates for The Erie Insurance Group.

Third, the Erie Insurance Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.

Finally, the Company carefully selects the independent agencies that represent the Erie Insurance Group. The Erie Insurance Group seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. The Company has ongoing, direct communications with the agency force. Agents have access to a number of Company-sponsored venues designed to promote sharing of ideas, concerns and suggestions with the senior management of the Erie Insurance Group with the goal of improving communications and service. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships.

Reserves

Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not yet reported. The estimated loss reserve for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Estimates of reserves for unreported claims and loss settlement expenses are determined on the basis of historical information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of historical loss development patterns that reflect the impact of inflation as well as other factors such as changes in claims handling practices, changes in laws and changes in allowable expenses among other things.

The Erie Insurance Group establishes loss and loss expense reserves for the Erie Insurance Group and for all states as a whole for various lines of business groupings. Bulk and incurred but not reported reserves are allocated to each company, state, and line of business. The Erie Insurance Group reviews the insurance laws of all states in which it operates, not just domiciliary states, to ensure that carried loss and loss adjustment expense reserves meet requirements. The statutory annual statements filed by the companies comprising the Erie Insurance Group contain actuarial opinions as to reserve adequacy as required by the states in which the Erie Insurance Group does business.

The loss and loss adjustment expense reserves are computed in accordance with accepted loss reserving standards and principles for the purpose of making a reasonable provision for all unpaid loss and loss expense obligations under the terms of the Erie Insurance Group’s property and casualty insurers’ policies and agreements. However, the process of estimating the liability for unpaid losses and loss adjustment expenses is inherently judgmental and can be influenced by factors subject to variation. Possible sources of variation include claim frequency and severity, changing rates of inflation as well as changes in other economic conditions, judicial trends and legislative changes. It is unlikely that future losses and loss adjustment expenses will develop exactly as projected. The Company continually refines reserves as experience develops and new information becomes known. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. With the exception of reserves relating to certain workers’ compensation cases, which have been discounted at 2.5% in 2001 and 2000, loss reserves are not discounted.

The Erie Insurance Group continuously reevaluates reserve estimates and retrospectively reviews past reserve estimates. The Erie Insurance Group modifies its selections when it observes current development diverging from its selected development pattern. The Erie Insurance Group also performs various reasonability checks. Historical variation between actual and estimated development has not been material in relation to policyholder surplus as of the year ended December 31, 2001. For a reconciliation of beginning and ending property and casualty unpaid losses and loss adjustment expense reserves for each of the last three years, see Note 9 of the “Notes to Consolidated Financial Statements” contained in the Annual Report.

The following table sets forth the development of the Company’s property and casualty subsidiaries’ reserves for unpaid losses and loss adjustment expenses from 1992 through 2001, the period that the Company’s property and casualty subsidiaries have assumed underwriting activity under the intercompany pool.

Property and Casualty Subsidiaries of Erie Indemnity Company

Reserves for Unpaid Losses and Loss Adjustment Expenses

	Year Ended December 31,

(amounts in millions)	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992

Net liability for unpaid losses and loss adjustment expense (“LAE”)	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0	$68.9	$65.4	$61.0

Net liability re-estimated as of:
One year later		110.4	103.0	91.3	88.9	87.2	78.4	65.7	61.8	59.0

Two years later			103.9	93.2	85.3	86.6	79.4	65.3	58.5	55.2

Three years later				94.1	87.6	83.4	80.2	68.6	60.1	53.4

Four years later					87.5	84.4	78.2	69.4	65.7	56.1

Five years later						84.5	78.9	68.2	67.3	60.9

Six years later							79.8	68.8	68.8	62.9

Seven years later								69.7	68.2	64.3

Eight years later									69.3	63.8

Nine years later										64.8

Cumulative (deficiency) redundancy		(8.1)	(8.9)	(2.7)	2.0	0.4	(0.8)	(0.8)	(3.9)	(3.8)

Net liability for unpaid losses and LAE	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0	$68.9	$65.4	$61.0
Reinsurance recoverable on unpaid losses	438.6	375.6	337.9	334.8	323.9	301.5	278.3	275.9	288.5	293.0

Gross liability for unpaid losses and LAE	$557.3	$477.9	$432.9	$426.2	$413.4	$386.4	$357.3	$344.8	$353.9	$354.0

Gross re-estimated liability as of:
One year later		$500.4	$463.2	$414.3	$410.6	$394.2	$351.0	$327.3	$323.2	$408.4

Two years later			464.9	429.0	398.4	398.2	362.3	332.7	322.8	312.6

Three years later				426.9	406.0	388.0	373.0	351.6	332.7	313.2

Four years later					402.4	391.3	367.7	364.0	358.2	325.9

Five years later						389.3	370.8	361.8	371.8	349.2

Six years later							368.6	365.0	370.3	364.1

Seven years later								363.0	374.9	362.1

Eight years later									373.4	367.9

Nine years later										365.4

Cumulative (deficiency) redundancy		(22.5)	(32.0)	(0.7)	11.0	(2.9)	(11.3)	(18.2)	(19.5)	(11.4)

Reserves for Unpaid Losses and Loss Adjustment Expenses
(Continued)
	Year Ended December 31,

(amounts in millions)	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992

Cumulative amount of net liability paid through:
One years later		$41.2	$38.9	$33.6	$31.3	$32.6	$29.3	$22.1	$24.2	$22.0

Two years later			59.2	52.4	48.3	48.7	44.7	36.2	34.9	34.2

Three years later				63.9	59.2	57.8	53.9	44.7	42.2	39.3

Four years later					65.5	63.5	59.4	49.8	46.5	43.3

Five years later						67.4	62.5	53.2	49.1	45.6

Six years later							64.8	55.0	51.3	47.1

Seven years later								56.5	52.6	48.5

Eight years later									53.7	49.4

Nine years later										50.2

Cumulative amount of gross liability paid through:
One years later		$174.4	$158.9	$145.4	$136.9	$141.3	$131.9	$134.0	$140.6	$130.3

Two years later			244.9	228.2	211.5	212.2	199.2	199.9	214.7	205.6

Three years later				274.9	256.8	250.0	235.7	233.4	247.2	244.7

Four years later					280.5	271.6	256.0	253.4	264.4	262.0

Five years later						285.9	267.7	265.0	275.3	270.9

Six years later							276.1	272.3	282.8	277.1

Seven years later								277.6	288.1	281.3

Eight years later									292.5	284.9

Nine years later										288.7

Additional information with respect to the reserve activity of the Company’s property and casualty subsidiaries may be found at Note 9 of the “Notes to Consolidated Financial Statements” contained in the Annual Report.

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

The property and casualty insurers of the Company do not discount reserves except for workers’ compensation reserves on a non-tabular basis. The workers’ compensation reserves are discounted at a risk-adjusted 2.5% interest rate as permitted by the Insurance Department of the Commonwealth of Pennsylvania. The discount is based upon the Erie Insurance Group’s historical workers’ compensation payout pattern. Our reserve liability, as a result of this discounting, was reduced by $2.4 million and $1.5 million at December 31, 2001 and 2000, respectively.

The 2001 unpaid losses and loss adjustment expenses reserve of $557.3 million includes the Company’s property and casualty insurance subsidiaries’ share of estimated incurred losses from the unaffiliated reinsurance business stemming from the September 11th attack on the World Trade Center. Incurred losses are the total losses sustained by an insurer or reinsurer under its policies or contracts, whether paid or unpaid, and include a provision for incurred but not reported losses. The portion of World Trade Center losses recorded by the Company’s property and casualty subsidiaries after giving effect to recoveries from the excess of loss agreement with the Exchange was $5.8 million, or $0.06 per share, after taxes. The Company’s property and casualty insurance subsidiaries are exposed to both direct and reinsurance losses arising from possible future terrorist actions.

Adverse development on loss reserves established for the year ended December 31, 2000 was the result of an increase in loss costs experienced by the Company on its direct business related to its automobile liability and workers’ compensation lines of business. The development for the personal and commercial automobile liability lines of business has been above expected due to changes in claims handling procedures, which makes the extrapolation of future development from historical patterns very difficult. Development has also been above expected on uninsured motorist bodily injury and underinsured motorist bodily injury coverages due to precedents set by unfavorable court decisions and an evolving arbitration system. The increase in claims development costs for the workers’ compensation line of business has been above expected largely because of the reevaluation of known claims in which the claimants suffered catastrophic injuries. Adverse development on loss reserves established for the year ended December 31, 1999 was the result of an increase in loss severity experienced by the Company on its direct business and additional losses on its voluntary assumed reinsurance business related to the late December 1999 European wind storms.

Government Regulation

The Company’s property and casualty insurers are subject to supervision and regulation in the states in which they transact business. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. In addition, many states have enacted variations of competitive rate-making laws that allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

The Company’s property and casualty insurance subsidiaries may be required, under the solvency or guaranty laws of the various states in which they are licensed, to pay assessments to fund policyholder losses or liabilities of insolvent insurance companies. Depending on state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Certain states permit these assessments, or a portion thereof, to be recorded as an offset to future premium taxes. The Company’s property and casualty insurance subsidiaries have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. Reference is made to Note 2 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2001, incorporated herein by reference, for a complete discussion of guaranty association assessment accruals and their related offsetting tax credits.

The Company’s property and casualty insurers are also required to participate in various involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. Generally, state law requires participation in such programs as a condition to doing business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market; however, the impact of these involuntary programs on the Company’s property and casualty insurers has been immaterial.

Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Company and insurance companies of the Erie Insurance Group at any time, require disclosure of material transactions with the insurers and the Company as an insurance holding company and require prior approval of certain transactions between the Company and the insurance companies of the Erie Insurance Group.

All transactions within the holding company system affecting the insurers the Company manages are filed with the applicable insurance departments and must be fair and reasonable. Approval of the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer. In some states, the acquisition of 10% or more of the outstanding common stock of an insurer or its holding company is presumed to be a change in control.

Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Erie Insurance Co. and Erie Insurance Property and Casualty Company can pay to the Company, while New York state regulates the amount of dividends Erie NY can pay to the Erie Insurance Co. The limitations are fully described and reference is made herein to Note 13 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2001, incorporated by reference.

Financial Regulation

The Company’s property and casualty insurance subsidiaries are required to file financial statements prepared using SAP with state regulatory authorities. The adjustments necessary to reconcile the Company’s property and casualty insurance subsidiaries’ net income and shareholders’ equity prepared in accordance with SAP to net income and shareholders’ equity prepared in accordance with GAAP are as follows:

	Net Income

	Year Ended
	December 31,

	2001	2000	1999

	(in thousands)
SAP amounts	$(4,929)	$5,091	$9,546
Adjustments:
Deferred policy acquisition costs	3,816	1,798	542
Deferred income taxes	1,392	32	226
Federal alternative minimum tax credit recoverable	0	188	0
Salvage and subrogation	312	221	158
Incurred premium adjustment	(1,816)	(798)	(542)
Other	83	10	(59)

GAAP amounts	$(1,142)	$6,542	$9,871

	Shareholders’ Equity

	As of December 31,

	2001	2000	1999

	(in thousands)
SAP amounts	$92,128	$89,637	$81,709
Adjustments:
Deferred policy acquisition costs	17,018	13,202	11,405
Difference between GAAP and SAP deferred income taxes	(354)	3,569	3,350
Salvage and subrogation	3,661	3,349	3,128
Statutory reserves	0	865	2,656
Incurred premium adjustment	(14,018)	(12,202)	(11,405)
Unrealized gains net of deferred taxes	4,722	2,331	38
Other	223	7	(3)

GAAP amounts	$103,380	$100,758	$90,878

Effective January 1, 2001, the NAIC adopted the Codification of Statutory Accounting Practices (Codification) as the NAIC-supported basis of accounting. Codification resulted in changes to the SAP-based financial statements of the Company’s property and casualty subsidiaries, the most significant of which was the recording of statutory deferred taxes for certain of the Company’s property and casualty insurance subsidiaries. The total cumulative adjustment increased the surplus of the Company’s property/casualty insurance subsidiaries by $4.4 million as of January 1, 2001.

The NAIC has adopted risk-based capital (“RBC”) standards that require insurance companies to calculate and, report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company’s operations. These RBC standards have not affected the operation of the Company’s property and casualty insurance subsidiaries and affiliates because each of them has statutory capital and surplus in excess of RBC requirements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2001 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

Item 2.     Properties

The Company and its subsidiaries, the Exchange and its subsidiary, Flagship, and EFL share a corporate home office complex in Erie, Pennsylvania which contains 549,786 square feet and is owned by the Exchange. At December 31, 2001 in addition to the Erie branch office, the Company also operated 22 additional field offices in 11 states. Of these sites, 17 provide both agency support and claims services and are referred to as “Branch Offices”, while the remaining 5 provide only claims services and are considered “Claims Offices”.

The Company owns three of its field offices. Three field offices are owned by and leased from the Exchange. The annual rent expense incurred by the Company for the field offices and home office complex totaled $10,842,301 in 2001. One office is owned by and leased from EFL at an annual rental in 2001 of $311,760. The remaining 14 offices are leased from various unaffiliated parties at an aggregate annual rental in 2001 of approximately $1,815,000. Total rent and operating expenses for all office space occupied by the Company in 2001 was $18,938,140, of which $11,984,989, or approximately 63%, was reimbursed for office space used by it’s affiliates.

Item 3.     Legal Proceedings

Information concerning the legal proceedings of the Company is incorporated by reference to the section “Legal Proceedings” in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders to be held on April 30, 2002 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 (the “Proxy Statement”).

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Shareholder Matters

Reference is made to “Market Price of and Dividends on the Common Stock and Related Shareholder Matters" in the Annual Report for the year ended December 31, 2001, incorporated herein by reference, for information regarding the high and low sales prices for the Company’s stock and additional information regarding such stock of the Company.

As of February 28, 2002, there were approximately 1,093 beneficial shareholders of record of the Company’s Class A non-voting common stock and 29 beneficial shareholders of record of the Company’s Class B voting common stock.

Of the 63,813,523 shares of the Company’s Class A common stock outstanding as of February 28, 2002, approximately 22,824,839 shares are freely transferable without restriction or further registration under the Securities Act of 1933 (the Act), as amended unless purchased by affiliates of the Company as that terms is defined in Rule 144 under the Act. The 40,988,684 remaining outstanding shares of Class A common stock (the Restricted Shares) are held by the Company’s directors, executive officers and their affiliates and are restricted securities that are eligible to be sold publicly pursuant to an effective registration statement under the Act or in accordance with the applicable exemption, including Rule 144, from the registration requirements under the Act. The Company is unable to estimate the amount of Restricted Shares that may be sold under Rule 144 since this amount will depend in part on the price for the Class A common stock, the personal circumstances of the sellers and other factors. Sales of a substantial number of Restricted Shares in the public market, or the availability of such shares, could adversely affect the price of the Class A common stock.

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

Item 6.     Selected Consolidated Financial Data

Reference is made to “Selected Consolidated Financial Data" in the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 7a.     Quantitative and Qualitative Disclosure about Market Risk

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

Reference is made to the “Consolidated Financial Statements" and the “Quarterly Results of Operations" contained in the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

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

Directors are elected to one year terms at the Company’s annual meeting of Shareholders. Following are the Company’s officers and directors:

(a) Certain information as to the Directors of the Company is as follows:

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/01	Positions Held During the Last Five Years

Samuel P. Black, III 1,3,4,6	59	Director since 1997. President, Treasurer and Secretary, Samuel P. Black & Associates, Inc.–insurance agency; Director–the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Family Life Insurance Company.

J. Ralph Borneman, Jr. 3,4	63	Director since 1992. President and Chief Executive Officer, Body-Borneman Associates, Inc., insurance agency. President, Body-Borneman, Ltd. and Body-Borneman, Inc., insurance agencies. Director–the Company, Erie Insurance Company, Erie Family Life Insurance Company, Erie Insurance Company of New York and National Penn Bancshares.

Patricia Garrison-Corbin 2,4,5C	54	Director since 2000. President, P.G. Corbin & Company 1987 - Present. Director–the Company, Erie Insurance Company and Erie Family Life Insurance Company.

Susan Hirt Hagen 1,6C	66	Director since 1980. Managing Partner, Hagen, Herr & Peppin, Group Relations Consultants since 1990; Director–the Company, Erie Insurance Company and Erie Family Life Insurance Company, since 1980.

1	Member of Executive Committee

2	Member of Audit Committee

3	Member of Executive Compensation Committee

4	Member of Nominating Committee

5	Member of Investment Committee

6	Member of Charitable Giving Committee

C	Committee Chairperson

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/01	Positions Held During the Last Five Years

F. William Hirt 1C,6	76	Director since 1965. Chairman of the Board of the Company, Erie Insurance Company, Erie Family Life Insurance Company, Erie Insurance Property & Casualty Company and Flagship City Insurance Company since September 1993; Chairman of the Board of Erie Insurance Company of New York since April 1994. Chairman of the Executive Committee of the Company and the Erie Family Life Insurance Company since November 1990; Interim President and Chief Executive Officer of the Company, Erie Family Life Insurance Company, Erie Insurance Company, Erie Insurance Property & Casualty Company, Flagship City Insurance Company and Erie Insurance Company of New York from January 1, 1996 to February 12, 1996; Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee of the Company, Erie Family Life Insurance Company and Erie Insurance Company for more than five years prior thereto; Director–the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Family Life Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Samuel P. Katz 2,3	52	Director since 2000. Chief Executive Officer, Greater Philadelphia First, July 2000 - Present; Managing Partner, Wynnefield Capital Advisors, Inc., 1997 - Present; President, Entersport Capital Advisors, Inc., 1997 - Present; Partner, Stafford Capital Partners, L.P. 1994 - 1997; Director–the Company, Erie Insurance Company and Erie Family Life Insurance Company.

Claude C. Lilly, III 2	55	Director since 2000. Professor and Dean, University of North Carolina, Charlotte 1997 - Present; Professor, Florida State University 1978 - 1997; Director–the Company, Erie Insurance Company and Erie Family Life Insurance Company.

1	Member of Executive Committee
2	Member of Audit Committee
3	Member of Executive Compensation Committee
6	Member of Charitable Giving Committee
C	Committee Chairperson

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/01	Positions Held During the Last Five Years

Stephen A. Milne 1,5	53	Director since 1996. Retired President and Chief Executive Officer of the Company, Erie Insurance Company, Erie Family Life Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York 1996 - January 18, 2002; Executive Vice President of the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York 1994 - 1996. Director–the Company, Erie Insurance Company, Erie Family Life Insurance Company, Erie Insurance Company of New York, Flagship City Insurance Company and Erie Insurance Property & Casualty Company.

Henry N. Nassau 1,5	47	Director since 2000. General Counsel, Internet Capital Group 1999 - Present; Partner, Dechert, Price & Rhoades 1987 - 1999; Director– the Company, Erie Insurance Company and Erie Family Life Insurance Company.

John M. Petersen 1,4C	73	Director since 1979. Retired; President and Chief Executive Officer of the Company, Erie Family Life Insurance Company, Erie Insurance Company, Flagship City Insurance Company and Erie Insurance Property & Casualty Company 1993 - 1995 and Erie Insurance Company of New York 1994 - 1995; Director–the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Family Life Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York, and Spectrum Control.

1	Member of Executive Committee
4	Member of Nominating Committee
5	Member of Investment Committee
C	Committee Chairperson

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/01	Positions Held During the Last Five Years

Jan R. Van Gorder 1	54	Director since 1990. Acting President and Chief Executive Officer of the Company, Erie Insurance Company, Erie Family Life Insurance Company, Flagship City Insurance Company, Erie Insurance Property and Casualty Company and Erie Insurance Company of New York since January 19, 2002. Senior Executive Vice President, Secretary and General Counsel of the Company, Erie Family Life Insurance Company and Erie Insurance Company since 1990 and of Flagship City Insurance Company and Erie Insurance Property & Casualty Company since 1992 and 1993, respectively and of Erie Insurance Company of New York since 1994. Director–the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York and Erie Family Life Insurance Company.

Robert C. Wilburn 2C, 3C, 4, 5	58	Director since 1999. President and Chief Executive Officer, The Gettysburg National Battlefield Museum Foundation since 2001; Distinguished Service Professor, Carnegie Mellon University since 1999; Retired, President and Chief Executive Officer, Colonial Williamsburg Foundation, 1992 - 1999; Director - the Company, Erie Insurance Company and Erie Family Life Insurance Company.

1	Member of Executive Committee
2	Member of Audit Committee
3	Member of Executive Compensation Committee
4	Member of Nominating Committee
5	Member of Investment Committee
C	Committee Chairperson

(b)   Certain information as to the executive officers of the Company is as follows:

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/01	Erie Insurance Group

Acting President & Chief Executive Officer
Jan R. Van Gorder, Esq.	54	Acting President and Chief Executive Officer since January 19, 2002. Senior Executive Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. since 1990, and of Flagship and Erie P&C since 1992 and 1993, respectively, and of Erie NY since April 1994.

Executive Vice Presidents
Philip A. Garcia	45	Executive Vice President and Chief Financial Officer since 1997; Senior Vice President and Controller 1993 - 1997. Director, the Erie NY, Flagship and Erie P&C.

Jeffrey A. Ludrof	42	Executive Vice President - Insurance Operations of the Company, Erie Insurance Co., Flagship, Erie P&C, and Erie NY since 1999; Senior Vice President 1994 - 1999; Regional Vice President 1993 - 1994. Director Erie NY, Flagship and Erie P&C.

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/01	Erie Insurance Group

Senior Vice Presidents
Eugene C. Connell	47	Senior Vice President since 1990.

Michael J. Krahe	48	Senior Vice President since 1999; Vice President 1994 - 1999.

George R. Lucore	51	Senior Vice President since 1995; Regional Vice President 1993 - 1995.

Thomas B. Morgan	38	Senior Vice President since October 2001; Assistant Vice President and Branch Manager 1997 - October 2001; Independent Insurance Agent 1988 - 1997.

Timothy G. NeCastro	41	Senior Vice President and Controller since 1997; Department Manager - Internal Audit November 1996 - 1997.

James R. Roehm	53	Senior Vice President since 1991.

John P. Sommerwerck	51	Senior Vice President and Chief Information Officer since May 2000

Barry P. Stiles	52	Senior Vice President since 1999; Vice President 1993 - 1999.

Michael S. Zavasky	49	Senior Vice President since 1998; Vice President and Managing Director of Reinsurance 1990 - 1998.

Douglas F. Ziegler	51	Senior Vice President, Treasurer and Chief Investment Officer since 1993.

Regional Vice Presidents
George D. Dufala	30	Regional Vice President since April 2000; Assistant Vice President 1993 - April 2000.

Douglas N. Fitzgerald	45	Regional Vice President since 1993.

Terry L. Hamman	47	Regional Vice President since 1995; Assistant Vice President 1993 - 1995.

Eric D. Root	33	Regional Vice President since April 2000; Branch manager 1996 - April 2000.

Item 11.    Executive Compensation

     The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2002, except for the Performance Graph, which has not been incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2002 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

Item 13.    Certain Relationships and Related Transactions

     Since the formation of the Company and the Exchange in 1925, the Company, as the attorney-in-fact appointed by the policyholders of the Exchange, has managed the property/casualty insurance operations of the Exchange. The Company’s operations are interrelated with the operations of the Exchange, and the Company’s results of operations are largely dependent on the success of the Exchange.

     Reference is made to Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2001, incorporated herein by reference, for a complete discussion of related party transactions.

     Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2002 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements, financial statement schedules and exhibits filed:

(1) Consolidated Financial Statements
		Page*

Erie Indemnity Company and Subsidiaries:
Independent Auditors’ Report on the Consolidated Financial Statements		29
Consolidated Statements of Operations for the three years ended December 31, 2001, 2000 and 1999		30
Consolidated Statements of Financial Position as of December 31, 2001 and 2000		31
Consolidated Statements of Cash Flows for the three years ended December 31, 2001, 2000 and 1999		32
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2001, 2000 and 1999		33
Notes to Consolidated Financial Statements		34

(2) Financial Statement Schedules
		Page

Erie Indemnity Company and Subsidiaries:

Report of Independent Auditors on Schedules
Schedule I.	Summary of Investments - Other than Investments in Related Parties	37
Schedule IV.	Reinsurance	38
Schedule VI.	Supplemental Information Concerning Property/Casualty Insurance Operations	39

All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*   Refers to the respective page of Erie Indemnity Company’s 2001 Annual Report to Shareholders. The “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements and Auditors’ Report” thereon on pages 29 to 47 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3)   Exhibits

Exhibit
Number	Description of Exhibit

3.1*	Articles of Incorporation of Registrant

3.2**	Amended and Restated By-laws of Registrant

3.3##	Amended and Restated By-laws of Registrant
dated March 9, 1999

4A*	Form of Registrant’s Class A Common Stock certificate

4B*	Form of Registrant’s Class B Common Stock certificate

10.1***	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 1989

10.2***	Restatement of Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective as of January 1, 1990

10.3***	Deferred Compensation Plan of Registrant

10.4***	Retirement Plan for Outside Directors of Registrant, effective as of January 1, 1991

10.5***	Employee Savings Plan of Erie Insurance Group, effective as of April 1, 1992

10.6***	Amendment to Employee Savings Plan of Erie Insurance Group

10.7***	Supplemental 401(k) Plan of Erie Insurance Group effective as of January 1, 1994

10.8***	Service Agreement dated January 1, 1989 between Registrant and Erie Insurance Company

10.9***	Service Agreement dated June 21, 1993 between Registrant and Erie Insurance Property & Casualty Company

10.10***	Service Agreement dated June 21, 1993 between Registrant and Flagship City Insurance Company

10.11***	Reinsurance Pooling Agreement dated January 1, 1992 between Erie Insurance Company and Erie Insurance Exchange

Exhibit
Number	Description of Exhibit

10.12***	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact

10.13*	Stock Redemption Plan of Registrant dated December 14, 1989

10.14*	Stock Purchase Agreement dated December 20, 1991, between Registrant and Erie Insurance Exchange relating to the capital stock of Erie Insurance Company

10.15**	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1994 between Erie Insurance Exchange and Erie Insurance Co.

10.16****	Stock Redemption Plan of Registrant as restated December 12, 1995

10.17****	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1995 between Erie Insurance Exchange and Erie Insurance Company of New York

10.18****	Service Agreement dated January 1, 1995 between Registrant and Erie Insurance Company of New York

10.19*****	Consulting Agreement for Investing Services dated January 2, 1996 between Erie Indemnity Company and John M. Petersen

10.20*****	Agreement dated April 29, 1994 between Erie Indemnity Company and Thomas M. Sider

10.21******	Aggregate Excess of Loss Reinsurance Agreement effective January 1, 1997 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.22#	1997 Annual Incentive Plan of Erie Indemnity Company

10.23#	Erie Indemnity Company Long-Term Incentive Plan

10.24#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

Exhibit
Number	Description of Exhibit

10.26#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27#	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.28###	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.29###	Employment Agreement effective December 15, 1999 By and between Erie Indemnity Company and Douglas F. Ziegler

10.30###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.31###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.36&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.37&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

10.38&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.39&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.40&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

Exhibit
Number	Description of Exhibit

10.41 &&	Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between Registrant and member companies of the Erie Insurance Group.

10.42	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.43	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.45	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.47	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.48	Summary of termination benefits provided under the Employment Agreement effective January 18, 2002 by and between Erie Indemnity Company and Stephen A. Milne.

11	Statement re computation of per share earnings

13	2001 Annual Report to Shareholders.Reference is made to the Annual Report furnished to the Commission, herewith.

21	Subsidiaries of Registrant

99.1##	Report of the Special Committee to the Board of Directors

*	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
***	Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
******	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.
#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.
##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.
###	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.
&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2000 that was filed with the Commission on March 23, 2001.
& &	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended June 30, 2001 that was filed with the Commission on July 17, 2001.

(b)	Reports on Form 8-K:

On December 12, 2001 the Company filed a report on Form 8-K, reporting under Item 5, that the Company would recognize charges for realized capital losses related to the sale of certain impaired securities, as well as, realized charges for other-than-temporary impairments of equity and debt securities held in the Company’s available-for-sale investment portfolios.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2003	ERIE INDEMNITY COMPANY
(Registrant)

Principal Officers

/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President and CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO

/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller

Board of Directors

/s/ Samuel P. Black, III

Samuel P. Black, III	Claude C. Lilly, III

/s/ Jeffrey A. Ludrof

J. Ralph Borneman, Jr.	Jeffrey A. Ludrof

/s/ Patricia Garrison-Corbin

Patricia Garrison-Corbin	Henry N. Nassau

/s/ John M. Petersen

Susan Hirt Hagen	John M. Petersen

/s/ F. William Hirt	/s/ Jan R. Van Gorder

F. William Hirt	Jan R. Van Gorder

/s/ Robert C. Wilburn

Samuel P. Katz	Robert C. Wilburn

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Erie Indemnity Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: January 24, 2003

/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

CERTIFICATIONS

I, Philip A. Garcia, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Erie Indemnity Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: January 24, 2003

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders
Erie Indemnity Company

We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001, as contained in the 2001 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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
      Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2002

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2001

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position

(In Thousands)
Available-for-sale securities:
Fixed maturities:
U.S. treasuries & government agencies	$11,211	$11,713	$11,713
States & political subdivisions	42,392	44,121	44,121
Special revenue	110,267	113,418	113,418
Public utilities	25,150	26,270	26,270
U.S. industrial & miscellaneous	311,757	319,308	319,308
Foreign	26,634	27,476	27,476
Redeemable preferred stocks	16,012	17,567	17,567
Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	3,284	4,082	4,082
U.S. industrial & miscellaneous	28,718	59,709	59,709
Non-redeemable preferred stock:
Public Utilities	2,370	2,379	2,379
U.S. banks, trusts & insurance companies	14,685	15,565	15,565
U.S. industrial & miscellaneous	91,185	91,647	91,647
Foreign	19,485	20,416	20,416

Total available-for-sale securities	$703,150	$753,671	$753,671

Real estate mortgage loans	$5,700	$5,700	$5,700
Limited partnerships	79,668	81,596	81,596

Total investments	$788,518	$840,967	$840,967

SCHEDULE IV - REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
	Direct	Companies	Companies	Amount	to Net

December 31, 2001
Premiums for the year
Property and Liability Insurance	$432,306,939	$439,697,934	$145,039,248	$137,648,253	105.4%

December 31, 2000
Premiums for the year
Property and Liability Insurance	$377,569,981	$382,394,388	$128,532,601	$123,708,194	103.9%

December 31, 1999
Premiums for the year
Property and Liability Insurance	$351,227,872	$356,608,390	$122,604,391	$117,223,873	104.6%

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

	Deferred
	Policy	Reserves for	Discount, if			Net
	Acquisition	Unpaid Loss & LAE	any deducted	Unearned	Earned	Investment
	Costs	Expenses	from reserves*	Premiums	Premiums	Income

(In Thousands)
@ 12/31/01
Consolidated P&C Entities	$17,018	$557,278	$2,390	$311,969	$137,648	$17,071
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$17,018	$557,278	$2,390	$311,969	$137,648	$17,071

@ 12/31/00
Consolidated P&C Entities	$13,202	$477,879	$1,509	$263,855	$123,708	$18,381
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$13,202	$477,879	$1,509	$263,855	$123,708	$18,381

@ 12/31/99
Consolidated P&C Entities	$11,405	$432,895	$1,377	$237,452	$117,224	$16,765
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$11,405	$432,895	$1,377	$237,452	$117,224	$16,765

*	Workers’ compensation incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (CONTINUED)

	Loss and Loss Adjustment Expense		Amortization
	Incurred	Related to	of Deferred	Net
	(1)	(2)	Policy	Loss & LAE	Premiums
	Current Year	Prior Years	Acquisition Costs	Paid	Written

(In Thousands)
@ 12/31/01
Consolidated P&C Entities	$111,258	$5,943	$24,276	$100,840	$146,936
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$111,258	$5,943	$24,276	$100,840	$146,936

@ 12/31/00
Consolidated P&C Entities	$93,416	$6,148	$22,793	$92,236	$128,044
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$93,416	$6,148	$22,793	$92,236	$128,044

@ 12/31/99
Consolidated P&C Entities	$88,422	($703)	$22,507	$84,192	$118,426
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$88,422	($703)	$22,507	$84,192	$118,426

*	Workers’ compensation incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)
Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

3.1*	Articles of Incorporation of Registrant

3.2**	Amended and Restated By-laws of Registrant

3.3##	Amended and Restated By-laws of Registrant dated March 9, 1999

4A*	Form of Registrant’s Class A Common Stock certificate

4B*	Form of Registrant’s Class B Common Stock certificate

10.1***	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 1989

10.2***	Restatement of Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective as of January 1, 1990

10.3***	Deferred Compensation Plan of Registrant

10.4***	Retirement Plan for Outside Directors of Registrant, effective as of January 1, 1991

10.5***	Employee Savings Plan of Erie Insurance Group, effective as of April 1, 1992

10.6***	Amendment to Employee Savings Plan of Erie Insurance Group

10.7***	Supplemental 401(k) Plan of Erie Insurance Group effective as of January 1, 1994

10.8***	Service Agreement dated January 1, 1989 between Registrant and Erie Insurance Company

10.9***	Service Agreement dated June 21, 1993 between Registrant and Erie Insurance Property & Casualty Company

10.10***	Service Agreement dated June 21, 1993 between Registrant and Flagship City Insurance Company

10.11***	Reinsurance Pooling Agreement dated January 1, 1992 between Erie Insurance Company and Erie Insurance Exchange

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.12***	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact

10.13*	Stock Redemption Plan of Registrant dated December 14, 1989

10.14*	Stock Purchase Agreement dated December 20, 1991, between Registrant and Erie Insurance Exchange relating to the capital stock of Erie Insurance Company

10.15**	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1994 between Erie Insurance Exchange and Erie Insurance Co.

10.16****	Stock Redemption Plan of Registrant restated as of December 12, 1995

10.17****	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1995 between Erie Insurance Exchange and Erie Insurance Company of New York

10.18****	Service Agreement dated January 1, 1995 between Registrant and Erie Insurance Company of New York

10.19*****	Consulting Agreement for Investing Services dated January 2, 1996 between Erie Indemnity Company and John M. Petersen

10.20*****	Agreement dated April 29, 1994 between Erie Indemnity Company and Thomas M. Sider

10.21******	Aggregate Excess of Loss Reinsurance Agreement effective January 1, 1997 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.22#	1997 Annual Incentive Plan of Erie Indemnity Company

10.23#	Erie Indemnity Company Long-Term Incentive Plan

10.24#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.26#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27#	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.28###	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.29###	Employment Agreement effective December 15, 1999 By and between Erie Indemnity Company and Douglas F. Ziegler

10.30###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.31###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.36&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

10.37&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

10.38&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.39&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.40&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.41& &	Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between Registrant and member companies of the Erie Insurance Group

10.42	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.43	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.45	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.47	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.48	Summary of termination benefits provided under the Employment Agreement effective January 18, 2002 by and between Erie Indemnity Company and Stephen A. Milne

11	Statement re: computation of per share earnings	46

13	2001 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith	47

21	Subsidiaries of Registrant	103

99.1##	Report of the Special Committee to the Board of Directors

*	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
**	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.
***	Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.
****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.
*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.
******	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.
#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.
##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.
###	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.
&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2000 that was filed with the Commission on March 23, 2001.
& &	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended June 30, 2001 that was filed with the Commission on July 17, 2001.