Form 10-Q/A
period 2002-09-30
ERIE INDEMNITY CO
filed 2003-01-27
CIK 922621

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

AMENDMENTS:

On January 16, 2003, the Company filed Amendment No. 4 to its Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), amending its registration statement on Form S-3 originally filed on September 20, 2002. The Company hereby amends and restates Items 1 and 2 of its Form 10-Q for the period ended September 30, 2002 that was originally filed with the SEC on November 6, 2002 (the “Original Filing”) to provide supplemental information and clarifying disclosure requested by the SEC in connection with the Form S-3. This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this report to speak as of a later date.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Item 11. Statement Regarding Computation of Per Share Earnings
SIGNATURES
OFFICER CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
ASSETS	2002	2001

	(Unaudited)
INVESTMENTS
Fixed maturities at fair value (amortized cost of $620,274 and $543,423, respectively)	$646,172	$559,873
Equity securities at fair value (cost of $165,772 and $159,727, respectively)	181,919	193,798
Limited partnerships (cost of $93,197 and $79,668, respectively)	88,952	81,596
Real estate mortgage loans	5,601	5,700

Total investments	$922,644	$840,967
Cash and cash equivalents	76,190	88,213
Accrued investment income	12,496	9,138
Premiums receivable from Policyholders	240,448	186,175
Prepaid federal income tax	4,383	14,056
Reinsurance recoverable from Erie Insurance Exchange	506,012	438,605
Ceded unearned premium to Erie Insurance Exchange	64,116	52,450
Note receivable from Erie Family Life Insurance Company	15,000	15,000
Other receivables from Erie Insurance Exchange and affiliates	191,167	149,600
Reinsurance recoverable non-affiliates	273	372
Deferred policy acquisition costs	21,635	17,018
Property and equipment	13,419	14,635
Equity in Erie Family Life Insurance Company	47,254	44,683
Prepaid pension	40,017	25,451
Other assets	39,636	39,203

Total assets	$2,194,690	$1,935,566

		(Continued)

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

	(Unaudited)
LIABILITIES
Unpaid losses and loss adjustment expenses	$629,618	$557,278
Unearned premiums	390,639	311,969
Commissions payable and accrued	137,383	110,121
Accounts payable and accrued expenses	41,044	46,164
Deferred income taxes	10,054	12,945
Dividends payable	10,895	10,930
Employee benefit obligations	16,783	20,904

Total liabilities	$1,236,416	$1,070,311

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,080,000 shares issued in 2002; 63,677,106 and 63,836,323 shares outstanding in 2002 and 2001, respectively	$1,957	$1,955
Class B common, stated value $70 per share; authorized 3,050 shares; 3,050 shares issued and outstanding in 2002 and 3,070 shares issued and outstanding in 2001	213	215
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	31,266	35,222
Retained earnings	1,018,868	913,406

Total contributed capital and retained earnings	$1,060,134	$958,628
Treasury stock, at cost 3,402,894 shares in 2002 and 3,195,677 shares in 2001	(101,860)	(93,373)

Total shareholders’ equity	$958,274	$865,255

Total liabilities and shareholders’ equity	$2,194,690	$1,935,566

     See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001
	(Amounts in thousands, except per share data)
OPERATING REVENUE:
Management fee revenue	$209,068	$167,308	$593,895	$480,805
Premiums earned	42,171	34,766	119,824	100,857
Service agreement revenue	1,192	7,089	16,310	20,339

Total operating revenue	$252,431	$209,163	$730,029	$602,001

OPERATING EXPENSES:
Cost of management operations	$144,801	$119,353	$421,097	$349,796
Losses and loss adjustment expenses incurred	35,044	35,017	98,431	88,074
Policy acquisition and other underwriting expenses	13,416	10,338	37,343	28,696

Total operating expenses	$193,261	$164,708	$556,871	$466,566

OTHER INCOME and EXPENSES:
Net investment income	$13,867	$12,347	$40,705	$36,855
Net realized losses on investments	(4,047)	(5,451)	(8,628)	(2,726)
Equity in earnings (losses) of limited partnerships	803	(229)	1,110	1,279

Total other income and expenses	$10,623	$6,667	$33,187	$35,408

Income before income taxes and equity earnings of Erie Family Life Insurance Company	$69,793	$51,122	$206,345	$170,843
Less: Provision for income taxes	23,730	16,996	69,171	56,835
Equity in earnings of Erie Family Life Insurance Company, net of tax	99	304	1,015	2,337

Net income	$46,162	$34,430	$138,189	$116,345

Net income per share	$0.65	$0.48	$1.94	$1.63

Weighted average shares outstanding	71,006	71,346	71,109	71,380
Dividends declared per share:
Class A	$0.17	$0.1525	$0.51	$0.4575
Class B	25.50	22.875	76.50	68.625

     See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(Dollars in thousands)
Net Income	$46,162	$34,430	$138,189	$116,345

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	5,153	(10,602)	(19,030)	(8,021)
Less: Losses included in net income	4,047	5,451	8,628	2,726

Net unrealized holding gains (losses) arising during period	9,200	(5,151)	(10,402)	(5,295)
Income tax (expense) benefit related to unrealized gains (losses)	(3,220)	1,802	3,641	1,853

Net appreciation (depreciation) of investments	5,980	(3,349)	(6,761)	(3,442)
Minimum pension liability adjustment	0	0	4,315	0
Less: Tax asset related to pension liability adjustment	0	0	(1,510)	0

Net pension liability adjustment	0	0	2,805	0

Other comprehensive income (loss), net of tax	5,980	(3,349)	(3,956)	(3,442)

Comprehensive income	$52,142	$31,081	$134,233	$112,903

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

     See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands except per share data

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property and casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on January 27, 2003.

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

NOTE D — INVESTMENTS

Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities and marketable equity securities available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. When a decline in the value of investments is considered to be other-than-temporary by management, the investments are written down to their estimated realizable value. Investment impairments are evaluated on an individual security basis and investments considered impaired are recorded as realized losses on investments in the Consolidated Statements of Operations. In the third quarter of 2002 and 2001, the Company recognized impairment charges totaling $6,975 and $5,736, respectively. In the first nine months of 2002 and 2001 the Company recognized impairment charges totaling $17,668 and $5,736, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001
Fixed maturities:
Gross realized gains	$2,585	$1,056	$5,515	$3,697
Gross realized losses and impairments	(7,006)	(316)	(15,425)	(503)

Net realized (loss) gain	($4,421)	$740	($9,910)	$3,194

Equity securities:
Gross realized gains	$475	$190	$7,989	$4,045
Gross realized losses and impairments	(101)	(6,381)	(6,707)	(9,965)

Net realized gain (loss)	$374	($6,191)	$1,282	($5,920)

Net realized loss on investments	($4,047)	($5,451)	($8,628)	($2,726)

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

NOTE F — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15,000 from EFL in the form of a surplus note. The note bears an annual interest rate of 6.45% and all payments of interest and principal on the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL paid $484 in the first nine months of 2002 and 2001 to the Company. EFL also accrued interest of $242 in the third quarters of 2002 and 2001 which is payable to the Company.

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

NOTE I — SEGMENT INFORMATION

The Company operates its business as three reportable segments — management operations, property and casualty insurance underwriting and investment operations. The Company’s principal operations consist of serving as attorney-in-fact for the Erie Insurance Exchange (the Exchange). In its capacity as attorney-in-fact, the Company sells, underwrites and issues property and casualty insurance policies for the Exchange. These activities constitute the Company’s management operations. The Company’s property and casualty insurance underwriting operations arise through direct business of its insurance subsidiaries and by virtue of the intercompany pooling agreement between its subsidiaries and the Exchange which includes assumed reinsurance from non-affiliated domestic and foreign sources. The performance of the management operations segment is evaluated principally based on revenue growth and the profitability is measured by the gross margin from management operations, while profitability of the property and casualty insurance operations segment is evaluated principally based on the combined ratio. Investment operations performance is evaluated based on appreciation of asset, rate of return and overall return. Net income from investment operations includes equity in earnings of EFL, net of tax. Accounting policies for segments are the same as described in the summary of significant accounting policies Note 2, of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on January 27, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I — SEGMENT INFORMATION (Continued)

Summarized financial information for these operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Management operations:
Operating revenue:
Management fee revenue	$209,068	$167,308	$593,895	$480,805
Service agreement revenue	1,192	7,089	16,310	20,339

Total operating revenue	$210,260	$174,397	$610,205	$501,144

Cost of management operations	$144,801	$119,353	$421,097	$349,796
Income before income taxes	$65,459	$55,044	$189,108	$151,348

Net income from management operations	$43,203	$36,744	$125,715	$100,998

Insurance underwriting operations:
Operating revenue:
Premiums earned:
Commercial lines	$11,910	$9,042	$33,890	$25,627
Personal lines	29,449	24,778	83,461	72,137
Reinsurance	1,966	1,667	5,724	5,024

Total premiums earned (SAP)	43,325	35,487	123,075	102,788
GAAP adjustments	(1,154)	(721)	(3,251)	(1,931)

Total premiums earned (GAAP)	$42,171	$34,766	$119,824	$100,857

Operating expenses:
Losses and expenses:
Commercial lines	$12,448	$10,089	$37,351	$28,554
Personal lines	35,184	28,132	97,775	79,434
Reinsurance	2,348	8,355	5,265	12,213

Total losses and expenses (SAP)	49,980	46,576	140,391	120,201
GAAP adjustments	(1,520)	(1,221)	(4,617)	(3,431)

Total losses and expenses (GAAP)	$48,460	$45,355	$135,774	$116,770

Loss before income taxes	$(6,289)	$(10,589)	$(15,950)	$(15,913)

Net loss from insurance underwriting operations	$(4,151)	$(7,069)	$(10,603)	$(10,619)

Investment operations:
Net investment income	$13,867	$12,347	$40,705	$36,855
Net realized loss on investments	(4,047)	(5,451)	(8,628)	(2,726)
Equity in earnings (losses) of limited partnerships	803	(229)	1,110	1,279

Income before income taxes and equity in earnings of EFL	$10,623	$6,667	$33,187	$35,408

Net income from investment operations	$7,110	$4,755	$23,077	$25,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I — SEGMENT INFORMATION (Continued)

The following table presents the management fee revenue by line of business:

	Three Months Ended		%	Nine Months Ended		%
	September 30		Change	September 30		Change

	2002	2001		2002	2001

Private passenger auto	$111,942	$92,807	20.6%	$313,786	$262,901	19.4%
Commercial auto	16,699	13,007	28.4	50,884	39,963	27.3
Homeowner	35,705	28,916	23.5	92,017	76,373	20.5
Commercial multi-peril	20,568	14,665	40.3	62,371	44,619	39.8
Workers’ compensation	16,394	11,678	40.4	52,173	38,829	34.4
All other lines of business	7,760	6,235	24.5	22,664	18,120	25.1

Total	$209,068	$167,308	25.0%	$593,895	$480,805	23.5%

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

Growth rate of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total
	passenger	growth		growth	personal lines	growth	Personal
Date	auto	rate	Homeowners	rate	of business	rate	Lines

12/31/2000	1,337,280	4.9%	986,654	7.5%	192,909	10.3%	2,516,843
03/31/2001	1,356,651	5.3	1,003,517	7.7	197,849	10.7	2,558,017
06/30/2001	1,382,419	5.9	1,029,339	8.1	204,614	10.9	2,616,372
09/30/2001	1,408,092	6.3	1,053,014	8.4	210,220	11.4	2,671,326
12/31/2001	1,432,747	7.1	1,075,816	9.0	215,134	11.5	2,723,697
03/31/2002	1,469,617	8.3	1,104,806	10.1	222,061	12.2	2,796,484
06/30/2002	1,512,335	9.4	1,146,639	11.4	231,951	13.4	2,890,925
09/30/2002	1,554,425	10.4	1,190,651	13.1	240,410	14.4	2,985,486

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total
	CML*	growth	CML*	growth	Workers'	growth	CML* lines	growth	Commercial
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines

12/31/2000	87,567	5.8%	148,910	10.1%	47,156	8.4%	65,077	7.1%	348,710
03/31/2001	89,388	7.0	152,260	10.6	48,104	8.7	66,309	8.0	356,061
06/30/2001	91,794	7.9	157,804	10.8	49,711	9.5	67,964	8.9	367,273
09/30/2001	94,204	8.8	162,246	11.1	50,984	9.6	70,048	9.0	377,482
12/31/2001	96,100	9.7	166,214	11.6	52,033	10.3	71,539	9.9	385,886
03/31/2002	98,926	10.7	171,283	12.5	53,320	10.8	73,392	10.7	396,921
06/30/2002	102,447	11.6	179,761	13.9	55,607	11.9	75,884	11.7	413,699
09/30/2002	105,353	11.8	185,608	14.4	57,375	12.5	78,131	11.5	426,467

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total

12/31/2000	92.31%	89.80%	90.70%	87.92%	88.48%	87.89%	91.01%
03/31/2001	92.24	90.29	90.66	88.58	89.06	88.03	91.03
06/30/2001	92.25	90.35	90.63	88.36	88.76	88.18	91.01
09/30/2001	92.22	90.16	90.38	88.18	88.53	88.16	90.89
12/31/2001	92.24	90.53	90.24	88.03	88.43	88.15	90.85
03/31/2002	92.26	90.86	90.24	88.77	89.34	88.11	90.91
06/30/2002	92.35	91.12	90.35	88.95	89.46	88.30	91.02
09/30/2002	92.50	90.79	90.54	88.69	89.51	88.15	91.12

*	CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q /A and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on January 27, 2003.

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

The following discussion of financial results is presented on a segment basis consistent with Note I in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative view of the company’s Consolidated Statements of Operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 2002, net income excluding net realized losses and related federal income taxes increased 21.7% to $143,797,370, from $118,116,935 reported for the same period in 2001. Net income excluding net realized losses and related federal income taxes increased 28.5% to $48,792,748 for the quarter ended September 30, 2002 from $37,973,228 for the same period in 2001.

The Company has benefited during this period, and expect to continue to benefit, from premium increases by the Property and Casualty Group that have resulted from pricing actions approved by regulators through September 30, 2002. These premiums accounted for $48.4 million in increased premiums from the Property and Casualty Group for the nine months ended September 30, 2002. These increases were primarily related to private passenger automobile, workers’ compensation and homeowners lines of business premium rate increases realized in the states of Pennsylvania, Maryland and Ohio. The remaining anticipated premium rate increases to be recognized in future periods are in the private passenger automobile, commercial multiple peril and homeowners lines of business in the states of Pennsylvania, Ohio and West Virginia.

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

Continued growth in the number of new policies also drove the gains experienced in the Property and Casualty Group’s direct written premium. Personal lines new business premium grew 45.3% for the first nine months of 2002 to $270.6 million, from $186.2 million, while commercial lines new premium grew 56.8% to $164.6 million, from $104.9 million, during the same period in 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Policies in force increased at an annualized rate of 11.9% to 3,411,953 at September 30, 2002, from 3,048,808 at September 30, 2001.

Policy retention increased to 91.1% for the twelve months ended September 30, 2002 from 90.9% for the same period one year ago, for all lines of business combined (see Note I, “Segment Information” which contains policies in force and policy retention trends by line of business).

Service agreement revenue decreased by 19.8% to $16,309,790 for the nine months ended September 30, 2002, from $20,339,426 for the same period in 2001. Service agreement revenue decreased to $1,191,868 for the three months ended September 30, 2002 from $7,088,812 for the same period in 2001. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment plans on policies written by the Property and Casualty Group. During the third quarter of 2002 the Company determined service charges were incorrectly being recognized in full as billing installments were created at the time of policy issuance instead of at the time the billings were rendered. The Company recorded a one-time adjustment reducing service charge income by $7.4 million. The effect on net income per share after taxes and other adjustment items was $.06 per share. The service charge revenue for the third quarter of 2002 was ($2,285,675), compared to $4,299,884 for the quarter ended September 30, 2001.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. These fees (equal to 7% of assumed reinsurance for all periods presented) increased to $3,477,543 for the three months ended September 30, 2002 from $2,788,928 for the same period in 2001. Service income for the nine months ended 2002 and 2001 totaled $9,598,205 and $8,307,365, respectively. During the fourth quarter of 2001, the Exchange obtained significant price increases on treaties it renewed for 2002. In addition, the Exchange reduced its aggregate exposure in non-affiliated assumed voluntary reinsurance by non-renewing unprofitable business, generally excluding terrorism coverage, and restricting its exposure on certain types of risks. These factors impact the level of service income received from the Exchange since this fee is based on a percentage of non-affiliated assumed reinsurance premiums.

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

As part of the eCommerce initiative, a significant portion of the Erie Insurance Group’s information technology staff have been deployed to work on the Property and Casualty Group’s eCommerce program. As such, certain personnel costs are currently being allocated to the property and casualty insurance operations of the Property and Casualty Group as part of the eCommerce project under the terms of a Technology Cost Sharing Agreement. However, once the eCommerce program is completed some of these personnel costs will again be included in the Company’s cost of management operations. There are approximately 60 full time equivalent staff, or 15% of total Erie Insurance Group information technology staff, currently deployed to work on the eCommerce program. The cost of management operations could increase by as much as $8.0 million per year when the staff is reassigned to non-eCommerce tasks.

The gross margins from management operations were 31.1% and 31.6% in the third quarters of 2002 and 2001, respectively. Gross margins were 31.0% and 30.2% for the first nine months of 2002 and 2001, respectively.

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

The Company’s property and casualty insurance subsidiaries’ share of the Property and Casualty Group’s direct business generated underwriting losses of $5,907,437 and $3,900,364 for the third quarters of 2002 and 2001, respectively. For the nine months ended September 30, 2002 underwriting losses from the Company’s 5.5% of the Property and Casualty Group’s direct business was $16,409,065 compared to $8,723,395 in 2001. The increase in the underwriting loss of $7.7 million was primarily attributable to two factors: (i) increased incurred underwriting losses from catastrophes in our underwriting territories and increased loss severity and (ii) increased underwriting expenses related to the eCommerce technology initiatives, which amounted to $3.0 million, and to the assigned risk buyout program costs, which amounted to $0.8 million. The Company is addressing these loss trends principally by increasing premium rates and through more stringent underwriting and re-underwriting of insurance policies. Over the past two years, rate increases were filed by members of the Property and Casualty Group, including the Company’s property and casualty subsidiaries, for certain lines of business in various states to offset growing loss costs in those lines of business. The Property and Casualty Group only writes one-year policies; therefore, rate increases take 24 months to be reflected fully in earned premium because it takes 12 months to implement the rate increase as to all policyholders and 12 months thereafter to earn fully the increased premiums. (See “Factors That May Affect Future Results, Insurance Premium Rate Increases” section herein).

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

Group, was $1,479,519 for the three months ended September 30, 2002. Included in this amount was $1,000,535 in continued development of the storm-related catastrophes that occurred during the second quarter. Also included in this amount was $234,195 related to tornados that hit the state of Indiana in late September. The Company’s share of catastrophe losses was $330,000 for the third quarter of 2001. Catastrophe losses of the Company’s property and casualty insurance subsidiaries were $5,427,709 and $1,470,778 for the nine months of 2002 and 2001, respectively.

In late 2001, the Company took measures to improve the underwriting results from its non-affiliated voluntary assumed reinsurance book of business. The effect of these measures was to lower the Property and Casualty Group’s exposure to loss by excluding terrorism coverage on certain contracts, not renewing unprofitable contracts and, at the same time, raising pricing substantially. Pricing in the reinsurance marketplace has firmed considerably since the World Trade Center terrorist attack and the Company obtained significant price increases in the 2002 contract renewals.

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

A dispute concerning whether the World Trade Center terrorist attack should be considered one or two insurable events is currently being litigated. The Property and Casualty Group’s $150 million estimated incurred loss, which was recorded in the third quarter of 2001, assumes that the World Trade Center terrorist attack will continue to be considered one event. If the attack is considered as two events, the total potential exposure for the Property and Casualty Group would increase between $50 million and $75 million. The effect on the Company, as a result, would be an additional loss of between $2.7 million and $4.1 million out of this amount. Taking into consideration the excess of loss reinsurance agreement, the net impact of such potential additional losses would be minimal to the Company’s results of operations or financial condition.

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

The Company experienced an increase in costs associated with assigned risk buyout programs in 2002. Under a buyout program, one insurer pays another insurer to assume the first insurer’s obligations to participate in a state-mandated involuntary coverage program, such as an assigned risk plan for those who are unable to obtain automobile insurance in the voluntary market because of underwriting considerations. The third quarter costs in 2002 were $204,995 compared to $143,812 for the same period in 2001. The buyout programs consist of Limited Assignment Distribution (LAD) agreements, which cover personal automobile risks, and Commercial Limited Assignment Distribution (CLAD) agreements, which cover commercial automobile risks. The Property and Casualty Group has a CLAD program in Pennsylvania and both LAD and CLAD programs in New York, Illinois, Virginia and West Virginia. These programs provide that a servicing carrier perform all administrative functions relative to the assigned risk policies, including collecting premiums and making payments for losses and loss adjustment expenses. The Property and Casualty Group makes payments to the servicing carrier, which includes an administrative fee, as well as a fee for rate inadequacy costs above the collected premium.

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

Analysis of Investment Operations

The Company’s net revenue from investment operations is comprised of four major elements: (1) equity in earnings (losses) of Erie Family Life Insurance Company; (2) equity in the earnings (losses) of limited partnerships; (3) net realized capital gains (losses) and (4) net investment income that is comprised of interest, dividend and rental income from our invested assets less investment expenses incurred.

Net income from investment operations after tax, for the third quarter of 2002 increased to $7,109,980 from $4,754,607 in the third quarter of 2001. Net investment income rose 12.3% to $13,867,678 for the quarter ended September 30, 2002. Increases in investments in taxable bonds contributed to the growth in net investment income for the quarter. For the nine months ended September 30, 2002 net investment income increased 10.4% to $40,704,633 compared to $36,855,462 for the same period one year ago.

As a result of impairment charges taken in the third quarters of 2002 and 2001 the Company realized net losses on investments of $4,047,306 and $5,450,356, respectively. The third quarter 2002 impairment charges that totaled $6,975,269 were for fixed maturity investments in the energy sector. For the nine months ended September 30, 2002 net revenue from investment operations declined 6.3% to $33,186,414 from $35,408,298 for the same period in 2001. This decrease primarily resulted from a $5,902,391 increase in net realized losses from investments. Impairment charges for the nine months ended September 30, 2002 and 2001 totaled $17,668,090 and $5,736,463, respectively.

Portfolio Performance

Two Years Ended
September 30, 2002
(Pre-Tax Annualized Returns)

Erie Indemnity Company:
Fixed Maturities	8.43%
Fixed Maturities	7.40 (1)
Preferred Stock	9.42 (1)
Common Stock	(27.90)
Other Indices:
Lehman Brothers Global Aggregate Bond Index — Unhedged	8.67%
S&P 500 Composite Index	(23.57)

(1)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 10.47% and 11.27%, respectively.

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

The Company’s investment in EFL before income taxes, is accounted for under the equity method of accounting. The Company’s 2002 third quarter earnings from its 21.6 percent ownership of EFL totaled $106,058, down from the $326,953 recorded in the third quarter of 2001. Equity in earnings of EFL before income taxes, for the nine-month period ended September 30, 2002 totaled $1,091,882 down from the $2,512,865 recorded in the same period in 2001.

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

At September 30, 2002 and December 31, 2001, the Company’s receivables from its affiliates totaled $761,294,991 and $640,655,330, respectively. The receivables are the result of the management fee, cash payments for affiliates and the intercompany pooling agreement. They represent a concentration of credit risk. The management fee receivable due from the Exchange included in this total, is generally collected within a year and totaled $189,455,080 at September 30, 2002 and $147,344,684 at December 31, 2001. Another component of this receivable is the receivables for the intercompany pooling activity which rose 16.1% to $570,128,358 at September 30, 2002 from the $491,055,048 at December 31, 2001. This represents the increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves ceded to the Exchange under the pooling agreement. There is a direct correlation between the increase in direct written premium of the Company’s subsidiaries and the increase in direct loss reserves, loss adjustment expense reserves and unearned premium reserves ceded to the Exchange. These increases were the result of the $93,248,134, or 26.2% increase in direct written premium of the Company’s subsidiaries for the nine months ended September 30, 2002 when compared to the same period in 2001.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management Fees

The rate for the management fee paid to the Company by the Exchange is determined by the Company’s Board of Directors. The rate may be changed periodically by the Board at its discretion but may not exceed 25%. The Company’s Board of Directors also acts in a fiduciary capacity with respect to the operation of the Exchange. The Board considers several factors in determining the management fee rate, including the relative financial strength of the Exchange and the Company and the long-term capital needs of the Exchange, in order to foster growth and competitiveness as well as maintain its superior financial strength, which ultimately benefits the entire Erie Insurance Group (including the Company, the Property and Casualty Group and EFL). Because the management fee revenue from the Exchange provides the majority of the Company’s revenue, the income of the Company is dependent upon the ability of the Exchange to maintain its financial condition and its ability to continue to offer competitive insurance products in the marketplace. The management fee rate charged the Exchange was 25% for all periods presented herein. If the Board were to decrease the management fee rate 1% (from 25% to 24%) for the nine months ended September 30, 2002 it would have resulted in a $23,755,794 reduction to the management fee revenue as reported on the Consolidated Statements of Operations. The per share impact, after federal income taxes, would be approximately $.22 per share.

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

Property and Casualty Group. The financial statements of the Exchange are prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. The Exchange does not, nor is it required to prepare financial statements in accordance with GAAP. Financial statements prepared under SAP provide a more conservative approach than under GAAP. Under SAP, the principle focus is on the solvency of the insurer in order to protect the interests of the policyholders. Some significant differences between SAP and GAAP include the following:

•	SAP provides a more conservative approach to the valuation of invested assets.

•	SAP recognizes expenses when incurred and does not allow for the establishment of deferred policy acquisition cost assets.

•	Statutory deferred tax calculations follow GAAP with certain modifications for the realization criteria of deferred tax assets and the recording of the impact of changes in its deferred tax balances.

•	GAAP requires the establishment of an asset for the estimated salvage and subrogation that will be recovered in the future. Under SAP a company may establish this recoverable but is not required to do so. The Exchange does not establish salvage and subrogation recoveries.

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

	Nine months ended

	September 30,	September 30,
(In thousands) (Statutory Accounting Basis)	2002	2001

	(Unaudited)
Premiums earned	$2,140,526	$1,792,450

Loss and loss adjustment expenses	$1,727,052	$1,568,896
Insurance underwriting and other expenses	718,881	551,623

Net underwriting loss	$(305,407)	$(328,069)
Investment income (loss), net	48,237	(32,489)
Federal income tax benefit	(68,925)	(43,230)

Net loss	$ (188,245)	$(317,328)

	As of

	September 30,	December 31,
(In thousands) (Statutory Accounting Basis)	2002	2001

	(Unaudited)
Cash and invested assets	$5,238,660	$5,990,511
Total assets	6,190,240	6,998,794

Claims and unearned premium reserves	3,663,000	3,200,836
Total liabilities	4,042,623	3,953,243

Policyholders’ surplus	$2,147,617	$3,045,551

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

Terrorism

The tragic World Trade Center terrorist attack resulted in staggering losses for the insurance industry and has caused uncertainty in the insurance and reinsurance markets. The Property and Casualty Group incurred a loss of $150 million in this attack assuming it continues to be considered one occurrence, and it estimates it would incur an additional loss of $50 to $75 million if the attack is considered two occurrences. The Company’s 5.5% share of this incurred loss was $5.8 million. Accordingly, the industry has been compelled to re-examine policy language and to address the potential for future threats of terrorist events and losses. The Property and Casualty Group’s personal and commercial property and casualty insurance policies were not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. The Property and Casualty Group has withdrawn from some coverages and exposures, including terrorism, where permitted by state regulators. However, even in states where withdrawal has been permitted, the Property and Casualty Group is still exposed to terrorism under several lines, including personal lines and workers’ compensation, and, in most states, losses caused by an ensuing fire. On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002, establishing a program for commercial property and casualty losses, including workers’ compensation, resulting from foreign acts of terrorism. The Terrorism Risk Insurance Act requires commercial insurers to make terrorism coverage available immediately and provides limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the first year to $15 billion in the third year. The federal government will pay 90% of covered terrorism losses that exceed retention levels. The Terrorism Risk Insurance Act is scheduled to expire on December 31, 2005. Personal lines are not included under the protection of the Terrorism Risk Insurance Act, and state regulators have not approved exclusions for acts of terrorism on personal lines policies. The Property and Casualty Group could incur large unexpected losses if future terrorist attacks occur.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information Technology Costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s Agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales. The first major component of the eCommerce program (network and desktop hardware deployment) was completed during the second quarter of 2002. Also, the Erie Insurance Group completed the release of the new web interface to a limited number of Agents and employees in July 2002. In August 2002, the eCommerce program took advantage of a significant business opportunity to work with Accenture, a well-known provider of information technology services and solutions, to develop the Erie Insurance Group’s eCommerce system called ERIEConnectionsm. The Erie Insurance Group is now working with Accenture to be the chief integrator and manager of the eCommerce program and to provide software applications that meet the Company’s needs. Management of Erie Insurance Group believes this approach will allow the eCommerce program to meet the established budget goals. Through September 30, 2002, the Erie Insurance Group has spent $87 million on its current technology development efforts. The Group expects to incur additional expenses of $88 million over the next two years for a total program cost of $175 million. Through September 30, 2002, the Company’s portion of direct eCommerce expenses is $8.4 million. The Company’s share of remaining direct eCommerce program costs is estimated at $4.4 million, approximately $.03 to $.04 per share after income taxes, and will be incurred over the next two years.

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

The ERIE is seeking to appeal the certification of the class. In addition, the ERIE has joined, as additional defendants in the class action lawsuit, other non-OEM manufacturers and distributors of crash parts. Although it is too early to assess the probable outcome or the amount of damages of this civil class action lawsuit, the Company believes the ERIE has meritorious legal and factual defenses to this lawsuit and these defenses will be vigorously pursued. As such, no liability has been established by the Company or any of the companies in the Property and Casualty Group to date for this lawsuit. The Company’s exposure to liability arising from this litigation is limited to the 5.5% share of the Company’s property and casualty subsidiaries underwriting results under the intercompany pooling agreement. See also Part II — Item 1. “Legal Proceedings”.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description of Exhibit

3(ii)	Amended and Restated By-laws of Registrant effective September 9, 2002

10.1	Amended and Restated Service Agreement between Registrant and Erie Insurance Company effective January 1, 1992

10.2	Amended and Restated Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective December 31, 1995

10.3	Amended and Restated Reinsurance Pooling Agreement effective January 1, 1995 between Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York and Erie Insurance Exchange

10.4	Amended and Restated Aggregate Excess of Loss Reinsurance Contract effective January 1, 1998 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.5	Amended and Restated Retirement Plan for Employees of Erie Insurance Group, effective December 31, 2000

10.6	Amended and Restated Deferred Compensation Plan for Outside Directors of Registrant, effective January 1, 2001

10.7	Amended and Restated Employee Savings Plan of Erie Insurance Group, effective January 1, 2001

10.8	First Amendment and Restatement to Employee Savings Plan of Erie Insurance Group effective January 1, 2001

10.9	2001 Annual Incentive Plan of Erie Indemnity Company

10.10	Amended and Restated Deferred Compensation Plan for Outside Directors of Registrant effective April 30, 2002

10.11	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.12	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange Appoint Registrant as their Attorney-in-Fact

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

99.3	First Amendment to Second Restated Agreement of H.O. Hirt Trust effective December 22, 1980

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

On September 13, 2002, the Company filed a report on Form 8-K, reporting under Item 4 that the Company’s Audit Committee selected Ernst & Young, LLP to be the Company’s independent auditors

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

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

ITEM 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Class A weighted average common shares outstanding (stated value $.0292)	63,686,149	63,977,939	63,789,404	64,011,614
Class B common shares outstanding (stated value $70)
Conversion of Class B shares to Class A shares (one share of Class B For 2,400 shares of Class A)	7,320,000	7,368,000	7,320,000	7,368,000

Total weighted average shares outstanding	71,006,149	71,345,939	71,109,404	71,379,614

Net income	$46,161,999	$34,430,497	$138,189,091	$116,345,198

Net income per share	$0.65	$0.48	$1.94	$1.63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)

Date: January 24, 2003	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Erie Indemnity Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: January 24, 2003

/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

CERTIFICATIONS

I, Philip A. Garcia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Erie Indemnity Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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