Form 10-K
period 2002-12-31
ERIE INDEMNITY CO
filed 2003-03-27
CIK 922621

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(NO FEE REQUIRED)

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes ☐                     No   ☒

Aggregate market value of voting stock of non-affiliates: There is no active market for the Class B voting stock and no Class B voting stock has been sold in the last year upon which a price could be established.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 64,061,106 Class A shares and 2,890 Class B shares of Common Stock outstanding on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the “Annual Report”) are incorporated by reference into Parts I, II and III of this Form 10-K Report.

2.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2003 are incorporated by reference into Parts I and III of this Form 10-K Report.

INDEX

PART	ITEM NUMBER AND CAPTION		PAGE

I	Item 1	Business	3

I	Item 2	Properties	17

I	Item 3	Legal Proceedings	17

I	Item 4	Submission of Matters to a Vote of Security Holders	17

II	Item 5	Market for Registrant’s Common Stock and Related Shareholder Matters	18

II	Item 6	Selected Consolidated Financial Data	18

II	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

II	Item 7a.	Quantitative and Qualitative Disclosure about Market Risk	19

II	Item 8	Financial Statements and Supplementary Data	19

II	Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	19

III	Item 10	Directors and Executive Officers of the Registrant	20

III	Item 11	Executive Compensation	26

III	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

III	Item 13	Certain Relationships and Related Transactions	26

III	Item 14	Controls and Procedures	26

III	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	27

PART I

Item 1. Business

     Erie Indemnity Company (the “Company”) is a Pennsylvania corporation which operates predominantly as a provider of sales, underwriting and policy issuance services to the Erie Insurance Exchange (the “Exchange”). The Company has served since 1925 as attorney-in-fact for the policyholders of the Exchange. Management fees earned in the capacity as attorney-in-fact comprised 77% of total Company revenue in 2002. The Company also operates as a property and casualty insurer through its wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company, and Erie Insurance Company of New York. The Exchange and its property and casualty subsidiary, Flagship City Insurance Company (“Flagship”), and the Company’s three property and casualty subsidiaries (collectively, the “Property and Casualty Group”) write personal and commercial lines property and casualty coverages exclusively through over 8,400 independent agents and pool their underwriting results. The Company also owns 21.6% of the common stock of Erie Family Life Insurance Company (“EFL”), an affiliated life insurance company of which the Exchange owns 53.5%. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively as the “Erie Insurance Group”.

     The Property and Casualty Group underwrites a broad line of personal and commercial coverages. Insurance products are marketed primarily in the Midwest, Mid-Atlantic and Southeast regions through independent agents comprising approximately 1,800 insurance agencies. The Property and Casualty Group is licensed to do business in sixteen states and in the District of Columbia and at December 31, 2002, operated in eleven states and the District of Columbia. Twenty-three branch offices are maintained throughout the eleven contiguous states in which the Property and Casualty Group does business. The Property and Casualty Group also underwrites voluntary assumed reinsurance business.

     As of December 31, 2002, the Company had over 4,000 full-time employees, of which 1,978 provide claims specific services exclusively for the Property and Casualty Group and 145 perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services. None of the Company’s employees is covered by a collective bargaining agreement. As evidenced by a recently completed culture survey completed by an international human resources consulting firm, the Company’s relationship with its employees continues to be good.

Information About Business Segments

     Reference is made to Note 15 of the “Notes to the Consolidated Financial Statements” included in the Annual Report for information as to total revenue and net income attributable to the three business segments (management operations, insurance underwriting operations and investment operations) in which the Company is engaged.

Management Operations

     The Company recognizes management fees due from the Exchange as income when the premiums are written because at that time the Company has performed substantially all of the services required to be performed, including sales, underwriting and policy issuance activities, but currently such fees are not paid to the Company by the Exchange until it collects the premiums. Historically, due to policy renewal and sales patterns, management fees earned are greater in the second and third quarters of the calendar year. While loss and loss adjustment expenses are not entirely predictable, historically such costs have been greater during the third and fourth quarters, influenced by the weather in the geographic regions, including the Midwest, Mid-Atlantic and Southeast regions, where the Property and Casualty Group operates. Management fees recorded from the Exchange account for approximately 77% of the Company’s revenues in 2002.

     The management fee rate charged to the Exchange is set by the Company’s Board of Directors. The Company’s Board of Directors may change the management fee rate at its discretion. However, the maximum fee level which can be charged the Exchange, is limited by the agreement between each policyholder of the Exchange and the Company to 25% of the affiliated assumed premiums (the Property and Casualty Group, excluding the Exchange) and direct premiums written by the Exchange. The Board considers several factors in determining the management fee rate, including the relative financial position of the Exchange and the Company and the long-term capital needs of the Exchange to ensure its continued growth, competitiveness, and superior financial strength. From 1999 through December 31, 2002, the management fee rate charged the Exchange has been at its maximum permitted level of 25%. In December 2002, the Board voted to lower the management fee rate to 24% beginning January 1, 2003.

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

     The Company receives a service agreement fee from the Exchange, at the rate of 7% of voluntary assumed written premium as compensation for the management and administration of its voluntary assumed reinsurance business from non-affiliated insurers. Service agreement revenue is earned when reinsurance premiums are earned because the services required to be performed by the Company are completed over the terms of the related treaties. The Company’s Board of Directors approved a reduction in the service fee rate from 7% to 6% beginning January 1, 2003.

     The Company also collects service charges from Policyholders for providing extended payment terms on policies written by the Property and Casualty Group. Service charges which are flat dollar charges for each installment billed beyond the first installment, are recognized when each additional billing is rendered to the policyholder.

     Both the service charges and service agreement fees are included in service agreement revenue in the Consolidated Statements of Operations.

     The cost of management operations includes all independent agent commission expenses as well as personnel and benefit costs, underwriting and policy issuance costs and other administrative expenses of the Company.

     The largest component of the cost of management operations is the cost of independent agent commissions and other incentive programs for the Company’s independent agents. Included in commission costs is the cost of scheduled commissions earned on premiums written, agency contingency awards based on the three-year average underwriting profitability of the business written with the Property & Casualty Group, accelerated commissions earned by start-up agencies and promotional incentives to agents.

     Personnel and benefit costs related to the sales, underwriting and issuance of policies and the administrative staff of the Company are the second largest component of the cost of management operations. Expenses other than personnel and benefit costs related to the underwriting and issuance of new business vary with the number of new policies. Underwriting reports, printing, postage and other cost of materials necessary for the underwriting and issuance of policies are included in the cost of management operations.

     Additional costs are incurred for general administrative expenses of the Company including the cost of office facilities, travel, telephone and communication costs, the cost of data processing and information technology and other miscellaneous expenses. Beginning in 2001, Erie Insurance Group initiated the eCommerce program and committed to new information technology infrastructure expenditures as part of the program. The Company’s share of these eCommerce infrastructure expenditures are included in the cost of management operations. Non-infrastructure costs of the eCommerce program which are subject to the technology cost-sharing agreement are included in the insurance underwriting operations segment.

     The Company’s management operations are affected by factors such as competition, insurance industry market conditions and changes in insurance distribution systems as well as general economic and investment conditions.

Insurance Underwriting Operations

     The Company’s property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via a pooling arrangement under which the Exchange has a 94.5% participation in the underwriting results of the Property and Casualty Group. The Company’s property and casualty insurance subsidiaries, the Erie Insurance Company and the Erie Insurance Company of New York, have a 5.5% participation. As such, the Company has an interest in the underwriting profitability of the business written as well as the volume of premium written. An excess of loss reinsurance agreement between the Exchange, Erie Insurance Company and Erie Insurance Company of New York limits the amount of sustained ultimate net losses in any applicable accident year for the Erie Insurance Company and the Erie Insurance Company of New York. The excess of loss reinsurance agreement is excluded from the pooling arrangement.

Industry

     One of the distinguishing features of the property and casualty insurance industry is that in general its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Current prices must be established from forecasts of the ultimate costs expected to arise from exposures underwritten during the coverage period when the rates are applied. Changes in statutory, “regulatory” and case law can significantly affect the liabilities associated with known risks after the insurance contract is in place. Property and casualty insurance companies’ ability to increase prices in response to declines in profitability are limited by the large number of competitors and the similarity of products offered, as well as regulatory constraints.

     The profitability of the property and casualty insurance business is influenced by many external factors some of which include rate competition, the severity and frequency of claims, terrorist actions, natural disasters, state regulation of premium rates, and other areas of competition, defaults of reinsurers, investment market conditions, general business conditions, court decisions that define and may expand the extent of coverage and the amount of compensation due for injuries and losses.

     Inflation also affects the loss costs of property and casualty insurers and, as a consequence, insurance rates. Insurance premiums are established before losses and loss adjustment expenses and the extent to which inflation may impact such expenses, are known. Consequently, in establishing premium rates, the Company attempts to anticipate the potential impact of inflation.

Lines of Business

     The Property and Casualty Group underwrites direct insurance business as well as assumed reinsurance business. The Property and Casualty Group underwrites a broad range of insurance. In 2002, personal lines comprised 70.5% of direct written premium revenue of the Property & Casualty Group while commercial lines constituted the remaining 29.5%. The core products in the personal lines are private passenger automobile (74.6%) and homeowners (22.3%) while the core commercial lines consist principally of multi-peril (38.7%), automobile (28.9%) and workers’ compensation (29.2%). In 2002, property lines comprised 94.7% of the assumed written premium revenue of the Property and Casualty Group while liability lines constituted the remaining 5.3%.

     See “Selected Segment Information” contained in the Annual Report, for the distribution of direct premiums written by the Property and Casualty Group.

Reinsurance

     The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophic occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires and explosions. Since 1993, the Property and Casualty Group had not purchased catastrophe reinsurance because Company management concluded the benefits of such coverage were outweighed by the costs of the coverage in light of the Exchange’s substantial surplus position and its ratio of net premiums written to surplus. The lower surplus levels of the Exchange, along with increasing catastrophe risk exposure as a result of accelerating policy growth, have resulted in management’s decision to purchase catastrophe reinsurance coverage. Effective January 1, 2003, the Property and Casualty Group entered into a reinsurance treaty to mitigate the future potential catastrophe loss exposure. The agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence.

     Reference is also made to Note 12 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2002, incorporated herein by reference, for a complete discussion of reinsurance transactions.

Combined Ratios

     The combined ratio is a standard industry measurement of the results of property and casualty insurance underwriting operations. The statutory combined ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (“loss ratio”), the ratio of underwriting expenses incurred to net premiums written (“expense ratio”) and, the ratio of dividends to policyholders to net premiums earned (“dividend ratio”). The generally accepted accounting principles (“GAAP”) combined ratio is calculated in the same manner except that it is based on GAAP reported amounts and the denominator for each component is net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss before contemplation of the time value of money. Investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of the Property and Casualty Group is a function of income and expense from both its underwriting and investment operations.

     The ratios shown in the table below for the Company’s property and casualty insurance subsidiaries Erie Insurance Company and Erie Insurance Company of New York, are prepared in accordance with GAAP and with the National Association of Insurance Commissioners (NAIC) Codified Statutory Accounting Practices (“SAP”). The NAIC Codified SAP contain a provision allowing for prescribed or permitted accounting practices to be determined by each states’

insurance commissioner. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

		Combined Ratios

	Year Ended December 31,

	2002	2001	2000

GAAP Combined Ratio	116.5%	114.9%	108.4%

Statutory operating ratios:
Loss ratio	83.8	84.5	80.1
Expense and dividend ratio	30.9	30.1	28.2

Statutory Combined Ratio	114.7%	114.6%	108.3%

     The 2002 loss ratio reflected continued prior accident year adverse loss development. In 2002, fourth quarter adjustments to strengthen reserves and increases in catastrophe losses on direct business were offset slightly by the effect of premium rate increases. The increased loss ratio in 2001 compared to 2000 resulted from increased loss severity in the Company’s private passenger automobile and workers’ compensation lines of business, combined with unaffiliated assumed voluntary reinsurance losses from the September 11th terrorist attack on the World Trade Center. The 2002 and 2001 expense and dividend ratio includes the Company’s share of expenses related to the eCommerce initiative, which account for 2.4 points and 1.0 points, respectively.

Investment Operations

     The Company’s primary invested assets include fixed maturities, equity securities and limited partnerships that constitute 30.0%, 8.2% and 3.9%, of total assets, respectively. Investment operations include investment income and realized gains and losses generated by those assets of the Company’s management and insurance underwriting operations. Investment operations performance is evaluated based on appreciation of assets and overall rate of return. Reference is made to Note 3 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2002, incorporated herein by reference for a complete discussion of investment operations.

Financial Condition—Investments

     The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and investment returns providing for liquidity to meet the short and long-term commitments of the Company. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment portfolio, at market value, increased to $998.8 million at December 31, 2002, which represents 42.4% of total assets. Investment income reflected on the Consolidated Statements of Operations is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Net investment income was $55.4 million in 2002 compared to $49.9 million in 2001 and $48.4 million in 2000.

     The Company reviews the investment portfolio to evaluate positions that might have incurred other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to specific factors, the primary factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost. Reference is made to the Financial Condition section of the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2002 incorporated herein by reference, for a complete discussion of the investment impairment policy.

     If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

     The Company also has a 21.6% common stock interest in EFL of $48.5 million at December 31, 2002, which is accounted for under the equity method of accounting. EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best and Company Inc. (“A.M. Best”) rating of A+ (Superior). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life, disability income and individual and group annuity products in ten states and the District of Columbia.

     Reference is made to the Financial Condition section of the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2002 incorporated herein by reference, for a complete discussion of investments.

Financial Ratings

     The financial status of the Company is not rated, however, its property/casualty insurance subsidiaries are rated by rating agencies. Insurance companies are rated by rating agencies to provide insurance consumers and investors with meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors.

     Each member of the Property and Casualty Group currently has an A++ (“Superior”) rating from A.M. Best. A++ is the highest rating that A.M. Best gives to insurance companies, and represents a superior ability to meet ongoing obligations to policyholders. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the insurer’s profitability, leverage and liquidity as well as the insurer’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves and the experience and competency of its management. Each member of the Property and Casualty Group also has a rating of Api (“Strong”) from Standard & Poors. A rating of “A” means that the insurer has strong financial security characteristics. The subscript “pi” means the rating was based on publicly available information of the Exchange. Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s insurance to its agents and customers.

Competition

     The markets in which the Property and Casualty Group operates are highly competitive. Property and casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, these agents have the opportunity to represent more than one company. The Property and Casualty Group, thus, potentially faces competition within its appointed agencies based on product, price and service relationships.

     Market competition bears directly on the price charged for insurance products and services subject to the regulatory limitations. Growth is driven by a company’s ability to provide insurance services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry. Industry surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth is a product of a company’s ability to retain existing customers and to attract new customers, as well as movement in the average premium per policy charged by the Property and Casualty Group. The Property and Casualty Group has been able to raise prices or maintain current premium rates to gain competitive advantage in the insurance marketplace as a result of the current favorable market conditions in both commercial and personal property and casualty lines, which are generally referred to within the industry as “hard market conditions.” Hard market conditions are characterized by increasing premium rates, more stringent underwriting standards and a need for additional capital in the industry.

     The Erie Insurance Group, has followed several strategies which management believes will result in long-term underwriting performance which exceeds those of the property and casualty industry in general. First, the Erie Insurance Group employs an underwriting philosophy and product mix targeted to produce a Property and Casualty Group–wide underwriting profit, i.e., a combined ratio of less than 100% on a long-term basis, through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices.

     Second, Erie Insurance Group’s management focuses on consistently providing superior service to policyholders and agents that is reflected in its policy retention and new policy growth rates. Policy retention (the percentage of existing policyholders who renew their policies) remained excellent at 91.2%, 90.9% and 91.0% for the years ended December 31, 2002, 2001 and 2000, respectively, for all lines of business combined. Continued improvement in new policy growth drove the gains experienced in the Property and Casualty Group’s direct written premium. Policies in force increased 12.8% to 3.5 million in 2002 from 3.1 million in 2001 and 8.5% in 2001 from 2.9 million in 2000. See “Selected Segment Information” contained in the Annual Report for policy in force counts and retention rates for the Property and Casualty Group.

     Third, the Erie Insurance Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.

     Finally, the Company carefully selects the independent agencies that represent the Property and Casualty Group. The Property and Casualty Group seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. The Company has ongoing, direct communications with the agency force. Agents have access to a number of Company-sponsored venues designed to promote sharing of ideas, concerns and suggestions with the senior management of the Property and Casualty Group with the goal of improving communications and service. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships.

Reserves

     Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not yet reported. The estimated loss reserve for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. Estimates of reserves for unreported claims and loss settlement expenses are determined on the basis of costs, trends and reviews of historical reserving results.

     The Property and Casualty Group establishes loss and loss expense reserves for the Property and Casualty Group and for all states as a whole for various lines of business groupings. Bulk and incurred but not reported reserves are allocated to each company, state, and line of business. The Property and Casualty Group reviews the insurance laws of all states in which it operates, not just domiciliary states, to ensure that carried loss and loss adjustment expense reserves meet requirements. The statutory annual statements filed by the companies comprising the Property and Casualty Group contain actuarial opinions as to reserve adequacy as required by the states in which the Property and Casualty Group does business.

     The loss and loss adjustment expense reserves are computed in accordance with accepted loss reserving standards and principles for the purpose of making a reasonable provision for all unpaid loss and loss expense obligations under the terms of the Property and Casualty Group’s policies and agreements. However, the process of estimating the liability for unpaid losses and loss adjustment expenses is inherently judgmental and can be influenced by factors subject to variation. Possible sources of variation include claim frequency and severity, changing rates of inflation as well as changes in other economic conditions, judicial trends and legislative changes. It is unlikely that future losses and loss adjustment expenses will develop exactly as projected. The Property and Casualty Group continually refines reserves as experience develops and new information becomes known. The Property and Casualty Group reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. With the exception of reserves relating to certain workers’ compensation cases, which have been discounted at 2.5% in 2002 and 2001, loss reserves are not discounted.

     Adverse development of losses from prior accident years results in higher calendar year loss ratios and reduced calendar year underwriting results. To the extent prior year reserve deficiencies are indicative of deteriorating underlying loss trends and are material, the Property and Casualty Group’s pricing of affected lines of business would be increased to the extent permitted by state departments of insurance. Management also reviews trends in loss developments in order to determine if adjustments, such as reserve strengthening, are appropriate. Any adjustments considered necessary are reflected in current results of operations.

     The Company is addressing loss trends by controlling exposure growth, improving underwriting risk selection, instituting programs to control loss severity and obtaining additional premium on risks through rate increases. Pricing actions have been taken since 2001 to increase premiums charged to Property and Casualty Group policyholders. The Property and Casualty Group has also issued and is implementing more restrictive underwriting standards, the criteria under which policyholders are selected or renewed and premium rates are determined. Restricting underwriting standards will affect the number of new policyholders eligible for coverage with the Property and Casualty Group as well as the number eligible to renew and the terms of renewal. Taken together, pricing actions and restricting underwriting standards are designed to improve the overall underwriting result of the Property and Casualty Group. These actions will also reduce the growth rate of the Property and Casualty Group’s new and renewal premium and could adversely affect policy retention rates currently experienced by the Property and Casualty Group. To the extent the premium growth rate of the Property and Casualty Group direct written premiums is impacted by these actions, the growth in the Company’s management fee revenue will be proportionately affected.

     For a reconciliation of beginning and ending property and casualty unpaid losses and loss adjustment expense reserves for each of the last three years, see Note 9 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2002, incorporated herein by reference.

     The following table sets forth the development of the Company’s property and casualty subsidiaries’ reserves for unpaid losses and loss adjustment expenses from 1993 through 2002.

Property and Casualty Subsidiaries of Erie Indemnity Company

Reserves for Unpaid Losses and Loss Adjustment Expenses

					At December 31,

(amounts in millions)	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

Net liability for unpaid losses and loss adjustment expense
(“LAE”)	$139.1	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0	$68.9	$65.4

Net liability re-estimated as of:
One year later		126.9	110.4	103.0	91.3	88.9	87.2	78.4	65.7	61.8

Two years later			114.9	103.9	93.2	85.3	86.6	79.4	65.3	58.5

Three years later				107.1	94.1	87.6	83.4	80.2	68.6	60.1

Four years later					97.2	87.5	84.4	78.2	69.4	65.7

Five years later						90.1	84.5	78.9	68.2	67.3

Six years later							86.2	79.8	68.8	68.8

Seven years later								80.0	69.7	68.2

Eight years later									69.8	69.3

Nine years later										65.4

Cumulative (deficiency) redundancy		(8.2)	(12.6)	(12.1)	(5.8)	(0.6)	(1.3)	(1.0)	(0.9)	(0.0)

Net liability for unpaid losses and LAE	$139.1	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0	$68.9	$65.4
Reinsurance recoverable on unpaid losses	577.9	438.6	375.6	337.9	334.8	323.9	301.5	278.3	275.9	288.5

Gross liability for unpaid losses and LAE	$717.0	$557.3	$477.9	$432.9	$426.2	$413.4	$386.4	$357.3	$344.8	$353.9

Gross re-estimated liability as of:
One year later		$627.8	$500.4	$463.2	$414.3	$410.6	$394.2	$351.0	$327.3	$323.2

Two years later			548.2	464.9	429.0	398.4	398.2	362.3	332.7	322.8

Three years later				497.9	426.9	406.0	388.0	373.0	351.6	332.7

Four years later					449.8	402.4	391.3	367.7	364.0	358.2

Five years later						424.6	389.3	370.8	361.8	371.8

Six years later							408.0	368.6	365.0	370.3

Seven years later								385.6	363.0	374.9

Eight years later									379.3	373.4

Nine years later										393.4

Cumulative (deficiency) redundancy		(70.5)	(70.3)	(65.0)	(23.6)	(11.2)	(21.6)	(28.3)	(34.5)	(39.5)

Reserves for Unpaid Losses and Loss Adjustment Expenses
(Continued)

				Through December 31,

(amounts in millions)	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

Cumulative amount of net liability paid through:
One year later		$47.3	$41.2	$38.9	$33.6	$31.3	$32.6	$29.3	$22.1	$24.2

Two years later			64.9	59.2	52.4	48.3	48.7	44.7	36.2	34.9

Three years later				73.5	63.9	59.2	57.8	53.9	44.7	42.2

Four years later					71.3	65.5	63.5	59.4	49.8	46.5

Five years later						70.0	67.4	62.5	53.2	49.1

Six years later							70.1	64.8	55.0	51.3

Seven years later								66.3	56.5	52.6

Eight years later									57.7	53.7

Nine years later										54.6

Cumulative amount of gross liability paid through:
One year later		$194.3	$174.4	$158.9	$145.4	$136.9	$141.3	$131.9	$134.0	$140.6

Two years later			270.9	244.9	228.2	211.5	212.2	199.2	199.9	214.7

Three years later				297.6	274.9	256.8	250.0	235.7	233.4	247.2

Four years later					300.9	280.5	271.6	256.0	253.4	264.4

Five years later						295.9	285.9	267.7	265.0	275.3

Six years later							295.0	276.1	272.3	282.8

Seven years later								280.9	277.6	288.1

Eight years later									281.2	292.5

Nine years later										295.6

     Additional information with respect to the reserve activity of the Company’s property and casualty subsidiaries may be found at Note 9 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2002, incorporated herein by reference.

     The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of the table shows re-estimations of the original recorded reserve as of the end of each successive year. The estimate is increased or decreased as payments are made and more information becomes known about the development of remaining unpaid claims. The lower portion of the table shows the cumulative amount paid in succeeding years for losses incurred prior to the Statements of Financial Position date. The cumulative deficiency or redundancy represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. The deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or were reevaluated at more than the originally reserved amount.

     The Property and Casualty Group does not discount reserves except for workers’ compensation reserves which are discounted on a non-tabular basis. The workers’ compensation reserves are discounted at a risk-adjusted 2.5% interest rate as permitted by the Insurance Department of the Commonwealth of Pennsylvania. The discount is based upon the Property and Casualty Group’s historical workers’ compensation payout pattern. The Company’s unpaid losses and loss adjustment expenses reserve, as a result of this discounting, was reduced by $2.7 million and $2.4 million at December 31, 2002 and 2001, respectively.

     The 2002 unpaid losses and loss adjustment expenses reserve of $717.0 million includes an adjustment to strengthen loss reserves made during the fourth quarter of 2002. The Property and Casualty Group increased losses and loss adjustment expense reserves by $184.1 million, of which the Company’s 5.5% share amounted to $10.1 million. During 2002, the Property and Casualty Group experienced continued adverse development of the loss reserves for prior accident years, principally in certain private passenger and commercial automobile coverages.

     The 2001 unpaid losses and loss adjustment expenses reserve of $557.3 million includes the Property and Casualty Group’s share of estimated incurred losses from the unaffiliated reinsurance business stemming from the September 11th attack on the World Trade Center. Incurred losses are the total losses sustained by an insurer or reinsurer under its policies or contracts, whether paid or unpaid, and include a provision for incurred but not reported losses. The portion of World Trade Center losses recorded by the Company’s property and casualty subsidiaries after giving effect to recoveries from the excess of loss agreement with the Exchange was $5.8 million, or $0.06 per share, after taxes. The Property and Casualty Group is exposed to both direct and reinsurance losses arising from possible future terrorist actions.

     Adverse development on loss reserves established for the year ended December 31, 2000 was the result of an increase in loss costs experienced by the Property and Casualty Group’s direct business related to its automobile liability and workers’ compensation lines of business. The development for the personal and commercial automobile liability lines of business has been above expected due to changes in claims handling procedures, which makes the extrapolation of future development from historical patterns very difficult. Development has also been above expected on uninsured motorist bodily injury and underinsured motorist bodily injury coverages due to precedents set by unfavorable court decisions and an evolving arbitration system. The increase in claims development costs for the workers’ compensation line of business has been above expected largely because of the reevaluation of known claims in which the claimants suffered catastrophic injuries.

Government Regulation

     The Company is subject to the corporate governance standards set forth in the recently enacted Sarbanes-Oxley Act of 2002 and other recent changes to the federal securities laws, as well as any rules or regulations that may be promulgated by the Securities and Exchange Commission or the Nasdaq Stock MarketSM. Compliance with these standards, rules and regulations, as well as with accelerated filing requirements that have recently been enacted, impose additional administrative costs and burdens on the Company.

     The Sarbanes-Oxley Act of 2002 (Act) was designed to better protect investors by improving the accuracy and reliability of public company disclosures. Some requirements of the Act were effective immediately while others are scheduled to become effective throughout 2003. Management has initiated the appropriate process both within the Company and with the Board of Directors to ensure timely compliance with the requirements. New requirements introduced by the Act are projected to become effective in 2003.

     The Property and Casualty Group is subject to supervision and regulation in the states in which it transacts business. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. In addition, many states have enacted variations of competitive rate-making laws that allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

     The Property and Casualty Group may be required, under the solvency or guaranty laws of the various states in which it is licensed, to pay assessments to fund policyholder losses or liabilities of insolvent insurance companies. Depending on state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Certain states permit these assessments, or a portion thereof, to be recorded as an offset to future premium taxes. The members of the Property and Casualty Group have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. Reference is made to the Critical Accounting Estimates section of the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2002 for a complete discussion of the liability for guaranty funds.

     The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. Generally, state law requires participation in such programs as a condition to doing business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market; however, the impact of these involuntary programs on the Property and Casualty Group has been immaterial.

     Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine the Company and the Property and Casualty Group at any time, require disclosure of material transactions with the insurers and the Company as an insurance holding company and require prior approval of certain transactions between the Company and the Property and Casualty Group.

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

Financial Regulation

     The Company is subject to the filing requirements of the Securities and Exchange Commission (SEC). The financial information in these filings are prepared in accordance with generally accepted accounting principles (GAAP) and SEC guidelines. The Company’s property and casualty insurance subsidiaries are required to file financial statements prepared using SAP with state regulatory authorities. The adjustments necessary to reconcile the Company’s property and casualty insurance subsidiaries’ net income and shareholders’ equity prepared in accordance with SAP to net income and shareholders’ equity prepared in accordance with GAAP are as follows:

		Net Income

		Year Ended
		December 31,

	2002	2001	2000

	(in thousands)
SAP amounts	$(10,679)	$(4,929)	$5,091
Adjustments:
Deferred policy acquisition costs	4,695	3,816	1,798
Deferred income taxes	664	1,392	32
Federal alternative minimum tax credit recoverable	0	0	188
Salvage and subrogation	833	312	221
Incurred premium adjustment	(3,270)	(1,816)	(798)
Other	(104)	83	10

GAAP amounts	$(7,861)	$(1,142)	$6,542

	Shareholders' Equity

	As of December 31,

	2002	2001	2000

		(in thousands)
SAP amounts	$82,549	$92,128	$89,637
Adjustments:
Deferred policy acquisition costs	21,713	17,018	13,202
Difference between GAAP and SAP deferred income taxes	(2,450)	(354)	3,569
Salvage and subrogation	4,493	3,661	3,349
Statutory reserves	0	0	865
Incurred premium adjustment	(17,288)	(14,018)	(12,202)
Unrealized gains net of deferred taxes	9,602	4,722	2,331
Other	362	223	7

GAAP amounts	$98,981	$103,380	$100,758

     Effective January 1, 2001, the NAIC adopted the Codification of Statutory Accounting Practices (Codification) as the NAIC-supported basis of accounting. Codification resulted in changes to the SAP-based financial statements of the Company’s property and casualty subsidiaries, the most significant of which was the recording of statutory deferred taxes for certain of the Company’s property and casualty insurance subsidiaries. The total cumulative adjustment increased the surplus of the Company’s property and casualty insurance subsidiaries by $4.4 million as of January 1, 2001.

     Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Company’s property and casualty insurance subsidiaries the Erie Insurance Company and the Erie Insurance Property and Casualty Company can pay to the Company. New York state regulates the amount of dividends the Erie Insurance Company of New York can pay to the Erie Insurance Company. The limitations are fully described and reference is made herein to Note 13 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2002, incorporated by reference.

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

Item 2. Properties

     The Company and its subsidiaries, the Exchange and its subsidiary, Flagship, and EFL share a corporate home office complex in Erie, Pennsylvania which contains 488,997 square feet and is owned by the Exchange. At December 31, 2002 in addition to the Erie branch office, the Company also operated 22 field offices in 11 states. Of these sites, 17 provide both agency support and claims services and are referred to as “Branch Offices”, while the remaining 5 provide only claims services and are considered “Claims Offices”.

     The Company owns three of its field offices. Three field offices are owned by and leased from the Exchange. The annual rent expense incurred by the Company for the field offices and home office complex totaled $11.3 million in 2002. One office is owned by and leased from EFL at an annual rental in 2002 of $0.3 million. The remaining 14 offices are leased from various unaffiliated parties at an aggregate annual rental in 2002 of approximately $2.0 million.

     Total rent and operating expenses for all office space occupied by the Company in 2002 was $19.8 million. This amount was reduced by allocations to the Property and Casualty Group of $12.8 million for claims operations. The net amount after allocations is reflected in the cost of management operations.

     The Company, through its insurance subsidiaries, recorded $0.9 million in rental expense in policy acquisition and other underwriting expenses. This represents the Company’s 5.5% share of the total rental expense of the Property and Casualty Group.

Item 3. Legal Proceedings

     Information concerning the legal proceedings of the Company is incorporated by reference to the section “Legal Proceedings” in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders to be held on April 29, 2003 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 (the “Proxy Statement”).

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Stock and Related Shareholder Matters

     Reference is made to “Market Price of and Dividends on the Common Stock and Related Shareholder Matters” in the Annual Report for the year ended December 31, 2002, incorporated herein by reference, for information regarding the high and low sales prices for the Company’s stock and additional information regarding such stock of the Company.

     As of February 28, 2003, there were approximately 1,063 beneficial shareholders of record of the Company’s Class A non-voting common stock and 28 beneficial shareholders of record of the Company’s Class B voting common stock.

     Of the 64,061,106 shares of the Company’s Class A common stock outstanding as of February 28, 2003, approximately 26,102,491 shares are freely transferable without restriction or further registration under the Securities Act of 1933 (the Act), as amended unless purchased by affiliates of the Company as that term is defined in Rule 144 under the Act. The 37,958,615 remaining outstanding shares of Class A common stock (the Restricted Shares) are held by the Company’s directors, executive officers and their affiliates and are restricted securities that are eligible to be sold publicly pursuant to an effective registration statement under the Act or in accordance with the applicable exemption, including Rule 144, from the registration requirements under the Act. The Company is unable to estimate the amount of Restricted Shares that may be sold under Rule 144 since this amount will depend in part on the price for the Class A common stock, the personal circumstances of the sellers and other factors. Sales of a substantial number of Restricted Shares in the public market, or the availability of such shares, could adversely affect the price of the Class A common stock.

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

Item 6. Selected Consolidated Financial Data

     Reference is made to “Selected Consolidated Financial Data” in the Annual Report for the year ended December 31, 2002, incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

     Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2002, incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

     Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2002, incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the “Consolidated Financial Statements” and the “Quarterly Results of Operations” contained in the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2002, incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosures

     On September 10, 2002, the Audit Committee of Erie Indemnity Company (Company) appointed Ernst & Young LLP as the Company’s independent auditors for 2003. Malin, Bergquist & Company, LLP (M, B&C) were the Company’s independent auditors for 2002. On March 28, 2003, Ernst & Young, LLP was engaged as the Company’s independent auditors. On March 27, 2003, M, B&C was dismissed as the Company’s independent auditors.

     The Audit Committee of the Company annually considers the selection of the Company’s independent auditors. In previous years, the Audit Committee would recommend the appointment of the independent auditors to the Company’s Board of Directors for shareholder ratification. At its meeting of September 9, 2002, the Company’s Board of Directors amended the Bylaws of the Company consistent with the provisions of the Sarbanes-Oxley Act of 2002, to give the Audit Committee sole authority to engage the Company’s independent auditors.

     M, B&C’s reports on the Company’s consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company’s two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with M, B&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to M, B&C’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided M, B&C with a copy of the foregoing disclosures and requested M, B&C furnish the Company with a letter to update the letter previously provided pursuant to Item 304(a)(3) of Regulation S-K, which was included as Exhibit 16 to the Company’s Form 8-K dated September 13, 2002. The updated letter is included as Exhibit 16 to this Form 10-K.

     During the Company’s two most recent fiscal years and through the date of this Form 10-K, the Company did not consult Ernst & Young, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

     On October 23, 2002, Ernst & Young LLP was engaged by the Company, with concurrence by the Audit Committee to consult with Company management and with M, B&C regarding the registration of its class A common stock on Form S-3. Such consultation was limited to providing assistance in responding to accounting comments in the Securities and Exchange Commission (SEC) staff comment letters to preliminary S-3 filings. The registration became effective January 22, 2003.

     The consultation included:
•     Participation in discussions with the Company and representatives of M, B&C;
•     Review and discussion of applicable accounting literature and SEC comments and,
•     Assistance in drafting responses to SEC comments.

     Ernst & Young LLP provided oral viewpoints, none of which created a material change in application of accounting principles or disclosure matters. There were also no disagreements between M, B&C, Ernst & Young LLP and Company management on the application of accounting principles to the Company’s financial statements or transactions.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Directors are elected to one year terms at the Company’s annual meeting of Shareholders. Following are the Company’s officers and directors:

(a)	Certain information as to the Directors of the Company is as follows:

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/02	Positions Held During the Last Five Years

Samuel P. Black, III [1,3,4,6]	60	Director since 1997. President, Treasurer and Secretary, Samuel P. Black & Associates, Inc.—insurance agency; Director—the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company and Erie Family Life Insurance Company.

J. Ralph Borneman, Jr. [3,4]	64	Director since 1992. President and Chief Executive Officer, Body-Borneman Associates, Inc., insurance agency. President, Body-Borneman, Ltd. and Body-Borneman, Inc., insurance agencies. Director—the Company, Erie Insurance Company, Erie Family Life Insurance Company, Erie Insurance Company of New York and National Penn Bancshares.

Patricia Garrison-Corbin 2,4,5C	55	Director since 2000. President, P.G. Corbin & Company 1986 — Present. Director—the Company, Erie Insurance Company and Erie Family Life Insurance Company.

Susan Hirt Hagen 1,6C	67	Director since 1980. Co-Trustee of H.O. Hirt Trust; Retired Managing Partner, Hagen, Herr & Peppin, Group Relations Consultants; Director—the Company, Erie Insurance Company and Erie Family Life Insurance Company.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
6 Member of Charitable Giving Committee
C Committee Chairperson

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/02	Positions Held During the Last Five Years

F. William Hirt 1C,6	77	Director since 1965. Co-Trustee of H.O. Hirt
		Trust; Chairman of the Board of the Company, Erie Insurance Company, Erie Family Life Insurance Company, Erie Insurance Property & Casualty Company and Flagship City Insurance Company since September 1993; Chairman of the Board of Erie Insurance Company of New York since April 1994. Chairman of the Executive Committee of the Company and the Erie Family Life Insurance Company since November 1990; Interim President and Chief Executive Officer of the Company, Erie Family Life Insurance Company, Erie Insurance Company, Erie Insurance Property & Casualty Company, Flagship City Insurance Company and Erie Insurance Company of New York from January 1, 1996 to February 12, 1996; Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee of the Company, Erie Family Life Insurance Company and Erie Insurance Company for more than five years prior thereto; Director—the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Family Life Insurance Company, Erie Insurance Property & Casualty Company and Erie Insurance Company of New York.

Samuel P. Katz [2,3]	53	Director since 2000. Chief Executive
		Officer, Greater Philadelphia First, July 2000 — January 2003; Managing Partner, Wynnefield Capital Advisors, Inc., 1997 — Present; President, Entersport Capital Advisors, Inc., 1997 — Present; Partner, Stafford Capital Partners, L.P. 1994 — 1997; Co-Chief Executive Officer, Public Financial Management, Inc., 1980 — 1994; Director— the Company, Erie Insurance Company and Erie Family Life Insurance Company.

Claude C. Lilly, III [2]	56	Director since 2000. Dean, Belk College of
		Business Administration, University of North Carolina at Charlotte 1997 — Present; Professor, Florida State University 1978 — 1997; Director— the Company, Erie Insurance Company and Erie Family Life Insurance Company.

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Executive Compensation Committee
6 Member of Charitable Giving Committee
C Committee Chairperson

	Age	Present Principal Position with Erie
	as of	Indemnity Company and Other Material
Name	12/31/02	Positions Held During the Last Five Years

Jeffrey A. Ludrof [1,5]	43	Director since July 23, 2002, of the
		Company, Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property & Casualty Company, Flagship City Insurance Company and Erie Family Life Insurance Company. President and Chief Executive Officer of the Company, Erie Family Life Insurance Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Company of New York and Erie Insurance Property and Casualty Company since May 8, 2002; Executive Vice President-Insurance Operations of the Company 1999 to May 8, 2002; Senior Vice President of the Company 1994 — 1999.

Henry N. Nassau [1,5]	48	Director since 2000. Managing Director and
		Chief Operating Officer, Internet Capital Group 1999 — Present; Partner, Dechert, Price & Rhoades 1987 — 1999; Director—the Company, Erie Insurance Company and Erie Family Life Insurance Company.

John M. Petersen 1,4C	74	Director since 1979. Retired; President and Chief Executive Officer of the Company, Erie Family Life Insurance Company, Erie Insurance Company, Flagship City Insurance Company and Erie Insurance Property & Casualty Company 1993 — 1995 and Erie Insurance Company of New York 1994 — 1995; Director—the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Family Life Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York, and Spectrum Control.

1 Member of Executive Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairperson

Name	Age as of 12/31/02	Present Principal Position with Erie Indemnity Company and Other Material Positions Held During the Last Five Years

Jan R. Van Gorder [5]	55	Director since 1990. Senior Executive Vice
		President, Secretary and General Counsel of the Company, Erie Family Life Insurance Company and Erie Insurance Company since 1990 and of Flagship City Insurance Company and Erie Insurance Property & Casualty Company since 1992 and 1993, respectively and of Erie Insurance Company of New York since 1994. Acting President and Chief Executive Officer of the Company, Erie Insurance Company, Erie Family Life Insurance Company, Flagship City Insurance Company, Erie Insurance Property and Casualty Company and Erie Insurance Company of New York January 19, 2002 — May 8, 2002. Director—the Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Property & Casualty Company, Erie Insurance Company of New York and Erie Family Life Insurance Company.

Robert C. Wilburn 2C,3C,4,5	59	Director since 1999. President and Chief Executive Officer, The Gettysburg National Battlefield Museum Foundation since 2000; Distinguished Service Professor, Carnegie Mellon University since 1999; Retired, President and Chief Executive Officer, Colonial Williamsburg Foundation, 1992 — 1999; Director — the Company, Erie Insurance Company and Erie Family Life Insurance Company.

2 Member of Audit Committee
3 Member of Executive Compensation Committee
4 Member of Nominating Committee
5 Member of Investment Committee
C Committee Chairperson

(b)	Certain information as to the executive officers of the Company is as follows:

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/02	Erie Insurance Group

President & Chief Executive Officer

Jeffrey A. Ludrof	43	President and Chief Executive Officer of the Company, Erie Family Life Insurance Company, Erie Insurance Company, Flagship City Insurance Company, Erie Insurance Company of New York, and Erie Insurance Property and Casualty Company since May 8, 2002. Executive Vice President-Insurance Operations of the Company, Erie Insurance Co., Flagship, Erie P&C, and Erie NY 1999 to May 8, 2002; Senior Vice President of the Company 1994 — 1999.

Executive Vice Presidents

Jan R. Van Gorder, Esq.	55	Senior Executive Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. since 1990, and of Flagship and Erie P&C since 1992 and 1993, respectively, and of Erie NY since 1994; Senior Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. for more than five years prior thereto; Director, the Company, EFL, Erie Insurance Co., Erie NY, Flagship and Erie P&C.

Philip A. Garcia	46	Executive Vice President and Chief Financial Officer since 1997; Senior Vice President and Controller 1993 — 1997. Director, the Erie NY, Flagship and Erie P&C.

Michael J. Krahe	49	Executive Vice President — Human Development and Leadership since January 2003; Senior Vice President 1999 — December 2002; Vice President 1994 — 1999.

Thomas B. Morgan	39	Executive Vice President — Insurance Operations since January 2003; Senior Vice President October 2001 to December 2003; Assistant Vice President and Branch Manager 1997 — October 2001; Independent Insurance Agent 1998 — 1997.

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/02	Erie Insurance Group

Senior Vice Presidents

Eugene C. Connell	48	Senior Vice President since 1990.
George R. Lucore	52	Senior Vice President since 1995; Regional Vice President 1993 — 1995.
Eric D. Root	34	Senior Vice President since January 2003; Regional Vice President April 2000 — December 2002; Branch Manager 1996 — April 2000.
Timothy G. NeCastro	42	Senior Vice President and Controller since 1997; Department Manager — Internal Audit November 1996 — 1997.
James R. Roehm	54	Senior Vice President since 1991.
John P. Sommerwerck	52	Senior Vice President and Chief Information Officer since May 2000.
Barry P. Stiles	53	Senior Vice President since 1999; Vice President 1993 — 1999.
Michael S. Zavasky	50	Senior Vice President since 1998; Vice President and Managing Director of Reinsurance 1990 — 1998.
Douglas F. Ziegler	52	Senior Vice President, Treasurer and Chief Investment Officer since 1993.
Regional Vice Presidents

George D. Dufala	31	Regional Vice President since April 2000; Assistant Vice President 1993 — April 2000.
Terry L. Hamman	48	Regional Vice President since 1995; Assistant Vice President 1993 — 1995.
Jeffrey W. Brinling	34	Regional Vice President since January 2003; Marketing Department Manager November 2002 — December 2002; Branch Manager January 1999 — November 2002; Branch Sales Manager May 1993 — January 1999.

Item 11. Executive Compensation

     The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2003, except for the Performance Graph, which has not been incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2003 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002.

     The Company does not have a compensation plan for its employees or directors under which equity securities of the Company are authorized for issuance.

Item 13. Certain Relationships and Related Transactions

     The Company operates predominantly as a provider of sales, underwriting and policy issuance services to the Exchange. Since the formation of the Company and the Exchange in 1925, the Company has served as the attorney-in-fact for the policyholders of the Exchange. The Company’s earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, the Company’s property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As the Company’s operations are interrelated with the operations of the Exchange, the Company’s results of operations are largely dependent on the success of the Exchange.

     Reference is made to Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2002, incorporated herein by reference, for a complete discussion of related party transactions.

     Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2003 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002.

Item 14. Controls and Procedures

     Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial statements, financial statement schedules and exhibits filed:

(1)	Consolidated Financial Statements

Page*

Erie Indemnity Company and Subsidiaries:
Independent Auditors’ Report on the Consolidated Financial Statements	38
Consolidated Statements of Operations for the three years ended
December 31, 2002, 2001 and 2000	39
Consolidated Statements of Financial Position as of December 31, 2002 and 2001	40
Consolidated Statements of Cash Flows for the three years ended December 31, 2002, 2001 and 2000	41
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2002, 2001 and 2000	42
Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedules

Page

Erie Indemnity Company and Subsidiaries:
Report of Independent Auditors on Schedules	32
Schedule I. Summary of Investments — Other than Investments in Related Parties	33
Schedule IV. Reinsurance	34
Schedule VI. Supplemental Information Concerning Property/Casualty Insurance Operations	35

     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*	Refers to the respective page of Erie Indemnity Company’s 2002 Annual Report to Shareholders. The “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements and Auditors’ Report” thereon on pages 38 to 61 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(3)	Exhibits

See Exhibit Index on page 37 hereof.

(b)	Reports on Form 8-K:

On December 11, 2002 the Company filed a report on Form 8-K, reporting under Item 5, that at the regular meeting of the Board of Directors of the Company, the Board approved an increase in shareholders’ dividends. The Board also set the management fee rate and service fee rate charged to the Erie Insurance Exchange for 2003.

On December 23, 2002 the Company filed a report on Form 8-K, reporting under Item 5, that the Property and Casualty Group would increase loss and loss adjustment expense reserves in the fourth quarter of 2002. The Company also reported its expected losses due to recent storms.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2003	ERIE INDEMNITY COMPANY (Registrant)

Principal Officers

/s/ Jeffrey A. Ludrof
Jeffrey A. Ludrof, President and CEO

/s/ Jan R. Van Gorder
Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO

/s/ Timothy G. NeCastro
Timothy G. NeCastro, Senior Vice President & Controller

Board of Directors

/s/ Claude C. Lilly, III

Samuel P. Black, III	Claude C. Lilly, III

/s/ J. Ralph Borneman, Jr.	/s/ Jeffrey A. Ludrof

J. Ralph Borneman, Jr.	Jeffrey A. Ludrof

/s/ Patricia Garrison-Corbin	/s/ Henry N. Nassau

Patricia Garrison-Corbin	Henry N. Nassau

/s/ Susan Hirt Hagen	/s/ John M. Petersen

Susan Hirt Hagen	John M. Petersen

/s/ F. William Hirt	/s/ Jan R. Van Gorder

F. William Hirt	Jan R. Van Gorder

/s/ Samuel P. Katz	/s/ Robert C. Wilburn

Samuel P. Katz	Robert C. Wilburn

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this annual report on Form 10-K of Erie Indemnity Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

CERTIFICATIONS

I, Philip A. Garcia, certify that:

1.	I have reviewed this annual report on Form 10-K of Erie Indemnity Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders
Erie Indemnity Company

     We have audited the consolidated statements of financial position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, as contained in the 2002 annual report, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Malin, Bergquist & Company, LLP
Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2003

SCHEDULE I — SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2002

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position

(In Thousands)
Available-for-sale securities:
Fixed maturities:
U.S. treasuries & government agencies	$6,788	$7,311	$7,311
States & political subdivisions	48,394	51,334	51,334
Special revenue	95,854	100,764	100,764
Public utilities	45,076	46,535	46,535
U.S. industrial & miscellaneous	398,791	418,127	418,127
Foreign	60,920	62,978	62,978
Redeemable preferred stock	20,053	21,019	21,019
Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	1,030	1,413	1,413
U.S. industrial & miscellaneous	20,478	34,403	34,403
Foreign	417	699	699
Non-redeemable preferred stock:
Public utilities	18,902	19,366	19,366
U.S. banks, trusts & insurance companies	21,713	22,948	22,948
U.S. industrial & miscellaneous	89,628	90,524	90,524
Foreign	23,425	24,725	24,725

Total available-for-sale securities	$851,469	$902,146	$902,146

Real estate mortgage loans	$5,567	$5,567	$5,567
Limited partnerships	94,194	91,046	91,046

Total investments	$951,230	$998,759	$998,759

SCHEDULE IV — REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
	Direct	Companies	Companies	Amount	to Net

December 31, 2002 Premiums for the year Property and Liability Insurance	$531,479,346	$541,888,482	$174,366,780	$163,957,644	106.3%

December 31, 2001 Premiums for the year Property and Liability Insurance	$432,306,939	$439,697,934	$145,039,248	$137,648,253	105.4%

December 31, 2000 Premiums for the year Property and Liability Insurance	$377,569,981	$382,394,388	$128,532,601	$123,708,194	103.9%

     SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

	Deferred
	Policy	Reserves for	Discount, if
	Acquisition	Unpaid Loss & LAE	any deducted	Unearned
	Costs	Expenses	from reserves*	Premiums

(In Thousands)
@ 12/31/02
Consolidated P&C Entities	$21,713	$717,015	$2,655	$393,091
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$21,713	$717,015	$2,655	$393,091

@ 12/31/01
Consolidated P&C Entities	$17,018	$557,278	$2,390	$311,969
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$17,018	$557,278	$2,390	$311,969

@ 12/31/00
Consolidated P&C Entities	$13,202	$477,879	$1,509	$263,855
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$13,202	$477,879	$1,509	$263,855

*	Workers’ compensation case and incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
OPERATIONS (CONTINUED)

			Loss and Loss	Adjustment Expense	Amortization
		Net	Incurred	Related to	of Deferred	Net
	Earned	Investment	(1)	(2)	Policy	Loss & LAE	Premiums
	Premiums	Income	Current Year	Prior Years	Acquisition Costs	Paid	Written

(In Thousands)
@ 12/31/02
Consolidated P&C Entities	$163,958	$13,289	$133,787	$5,438	$29,928	$118,800	$181,013
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$163,958	$13,289	$133,787	$5,438	$29,928	$118,800	$181,013

@ 12/31/01
Consolidated P&C Entities	$137,648	$17,071	$111,258	$5,943	$24,276	$100,840	$146,936
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$137,648	$17,071	$111,258	$5,943	$24,276	$100,840	$146,936

@ 12/31/00
Consolidated P&C Entities	$123,708	$18,381	$93,416	$6,148	$22,793	$92,236	$128,044
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$123,708	$18,381	$93,416	$6,148	$22,793	$92,236	$128,044

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

3.1*	Articles of Incorporation of Registrant
3.2**	Amended and Restated By-laws of Registrant
3.3##	Amended and Restated By-laws of Registrant dated March 9, 1999
3.4@	Amended and Restated By-laws of Registrant effective September 9, 2002
4A*	Form of Registrant’s Class A Common Stock certificate
4B*	Form of Registrant’s Class B Common Stock certificate
10.1***	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 1989
10.2***	Restatement of Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective as of January 1, 1990
10.3***	Deferred Compensation Plan of Registrant
10.4***	Retirement Plan for Outside Directors of Registrant, effective as of January 1, 1991
10.5***	Employee Savings Plan of Erie Insurance Group, effective as of April 1, 1992
10.6***	Amendment to Employee Savings Plan of Erie Insurance Group
10.7***	Supplemental 401(k) Plan of Erie Insurance Group effective as of January 1, 1994
10.8***	Service Agreement dated January 1, 1989 between Registrant and Erie Insurance Company
10.9***	Service Agreement dated June 21, 1993 between Registrant and Erie Insurance Property & Casualty Company
10.10***	Service Agreement dated June 21, 1993 between Registrant and Flagship City Insurance Company
10.11***	Reinsurance Pooling Agreement dated January 1, 1992 between Erie Insurance Company and Erie Insurance Exchange

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.12***	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact
10.13*	Stock Redemption Plan of Registrant dated December 14, 1989
10.14*	Stock Purchase Agreement dated December 20, 1991, between Registrant and Erie Insurance Exchange relating to the capital stock of Erie Insurance Company
10.15**	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1994 between Erie Insurance Exchange and Erie Insurance Co.
10.16****	Stock Redemption Plan of Registrant restated as of December 12, 1995
10.17****	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1995 between Erie Insurance Exchange and Erie Insurance Company of New York
10.18****	Service Agreement dated January 1, 1995 between Registrant and Erie Insurance Company of New York
10.19*****	Consulting Agreement for Investing Services dated January 2, 1996 between Erie Indemnity Company and John M. Petersen
10.20*****	Agreement dated April 29, 1994 between Erie Indemnity Company and Thomas M. Sider
10.21******	Aggregate Excess of Loss Reinsurance Agreement effective January 1, 1997 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York
10.22#	1997 Annual Incentive Plan of Erie Indemnity Company
10.23#	Erie Indemnity Company Long-Term Incentive Plan
10.24#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne
10.25#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.26#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia
10.27#	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.
10.28###	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof
10.29###	Employment Agreement effective December 15, 1999 By and between Erie Indemnity Company and Douglas F. Ziegler
10.30###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne
10.31###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder
10.32###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia
10.33###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.
10.34###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof
10.35&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne
10.36&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder
10.37&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia
10.38&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.
10.39&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof
10.40&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.41&&	Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between Registrant and member companies of the Erie Insurance Group
10.42&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne
10.43&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder
10.44&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia
10.45&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.
10.46&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof
10.47&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler
10.48&&&	Summary of termination benefits provided under the Employment Agreement effective January 18, 2002 by and and between Erie Indemnity Company and Stephen A. Milne
10.49@	Amended and Restated Service Agreement between Registrant and Erie Insurance Company effective January 1, 1992
10.50@	Amended and Restated Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective December 31, 1995
10.51@	Amended and Restated Reinsurance Pooling Agreement effective January 1, 1995 between Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York and Erie Insurance Exchange
10.52@	Amended and Restated Aggregate Excess of Loss Reinsurance Contract effective January 1, 1998 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York
10.53@	Amended and Restated Retirement Plan for Employees of Erie Insurance Group, effective December 31, 2000

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.54@	Amended and Restated Deferred Compensation Plan from Outside Directors of Registrant, effective January 1, 2001
10.55@	Amended and Restated Employee Savings Plan of Erie Insurance Group, effective January 1, 2001
10.56@	First Amendment and Restatement to Employee Savings Plan of Erie Insurance Group effective January 1, 2001
10.57@	2001 Annual Incentive Plan of Erie Indemnity Company
10.58@	Amended and Restated Deferred Compensation Plan for Outside Directors of Registrant effective April 30, 2002
10.59@	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof
10.60@	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange Appoint Registrant as their Attorney-in-Fact
10.61	Employment Agreement effective December 15, 2002 By and between Erie Indemnity Company and Michael J. Krahe	43
10.62	Employment Agreement effective December 15, 2002 By and between Erie Indemnity Company and Thomas B. Morgan	59
10.63	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.	75
10.64	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia	76
10.65	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder	77
10.66	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler	78
11	Statement re computation of per share earnings	79
13	2002 Annual Report to Shareholders.
	Reference is made to the Annual Report furnished to the Commission, herewith.	80

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

16 21	Letter re Change in Certifying Accountant Subsidiaries of Registrant	141 142
99.1##	Report of the Special Committee to the Board of Directors
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002	143
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	144
99.4@	First Amendment to Second Restated Agreement of H.O. Hirt Trust effective December 22, 1980

*	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

**	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.

***	Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.

******	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.

##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.

###	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.

&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2000 that was filed with the Commission on March 23, 2001.

&&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended June 30, 2001 that was filed with the Commission on July 17, 2001.

&&&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2001 that was filed with the Commission on March 12, 2002.

@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q/A quarterly report for the quarter ended September 30, 2002 that was filed with the Commission on January 27, 2003.