Form 10-Q
period 2003-03-31
ERIE INDEMNITY CO
filed 2003-04-24
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Class A Common Stock, no par value, with a stated value of $.0292 per share— 64,061,106 shares as of April 17, 2003.

Class B Common Stock, no par value, with a stated value of $70 per share— 2,890 shares as of April 17, 2003.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
ASSETS	2003	2002

	(Unaudited)

INVESTMENTS
Fixed maturities at fair value (amortized cost of $686,806 and $675,876, respectively)	$725,736	$708,068
Equity securities at fair value (cost of $170,294 and $175,593, respectively)	191,954	194,078
Limited partnerships (cost of $97,215 and $94,194, respectively)	95,802	91,046
Real estate mortgage loans	5,280	5,567

Total investments	$1,018,772	$998,759
Cash and cash equivalents	98,853	85,712
Accrued investment income	12,267	10,892
Premiums receivable from Policyholders	247,802	239,704
Prepaid federal income tax	0	12,000
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	607,584	577,917
Ceded unearned premiums to Erie Insurance Exchange	74,504	71,091
Note receivable from Erie Family Life Insurance Company	15,000	15,000
Other receivables from Erie Insurance Exchange and affiliates	214,151	180,041
Reinsurance recoverable non-affiliates	238	232
Deferred policy acquisition costs	22,459	21,713
Property and equipment	13,875	14,378
Equity in Erie Family Life Insurance Company	51,468	48,545
Prepaid pension	54,718	40,352
Other assets	53,348	41,340

Total assets	$2,485,039	$2,357,676

		(Continued)

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

	(Unaudited)

LIABILITIES
Unpaid losses and loss adjustment expenses	$750,569	$717,015
Unearned premiums	408,161	393,091
Commissions payable and accrued	132,171	135,311
Securities lending collateral	58,285	43,916
Accounts payable and accrued expenses	47,999	39,139
Federal income taxes payable	10,778	0
Deferred income taxes	16,445	12,618
Dividends payable	12,254	12,250
Employee benefit obligations	17,604	16,964

Total liabilities	$1,454,266	$1,370,304

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,464,000 and 67,440,000 shares issued, respectively; 64,061,106 and 64,037,106 shares outstanding, respectively	$1,968	$1,967
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,890 and 2,900 shares authorized, issued and outstanding, respectively	202	203
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	48,441	38,685
Retained earnings	1,074,192	1,040,547

Total contributed capital and retained earnings	$1,132,633	$1,089,232
Treasury stock, at cost 3,402,894 shares in 2003 and 2002	(101,860)	(101,860)

Total shareholders’ equity	$1,030,773	$987,372

Total liabilities and shareholders’ equity	$2,485,039	$2,357,676

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

	(Amounts in thousands, except per share data)
OPERATING REVENUE:
Management fee revenue	$207,246	$178,252
Premiums earned	45,182	37,219
Service agreement revenue	6,484	7,342

Total operating revenue	$258,912	$222,813

OPERATING EXPENSES:
Cost of management operations	$154,373	$128,791
Losses and loss adjustment expenses incurred	37,500	29,336
Policy acquisition and other underwriting expenses	13,352	11,498

Total operating expenses	$205,225	$169,625

OTHER INCOME and EXPENSES:
Net investment income	$14,319	$12,704
Net realized gains on investments	593	1,220
Equity in losses of limited partnerships	(1,326)	(1,914)

Total other income and expenses	$13,586	$12,010

Income before income taxes and equity in earnings of Erie Family Life Insurance Company	$67,273	$65,198
Less: Provision for income taxes	22,460	21,711
Equity in earnings of Erie Family Life Insurance Company, net of tax	1,087	715

Net income	$45,900	$44,202

Net income per share (basic and diluted)	$0.65	$0.62

Weighted average shares outstanding	70,997	71,184

Dividends declared per share:
Class A	$0.19	$0.17
Class B	28.50	25.50

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

	(Dollars in thousands)

Net income	$45,900	$44,202

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	15,601	(13,592)
Less: Gains included in net income	(593)	(1,220)

Net unrealized holding gains (losses) arising during period	15,008	(14,812)
Income tax (expense) benefit related to unrealized gains (losses)	(5,253)	5,184

Net appreciation (depreciation) of investments	9,755	(9,628)

Minimum pension liability adjustment	0	4,315
Less: Tax asset related to pension liability adjustment	(0)	(1,510)

Net pension liability adjustment	0	2,805

Other comprehensive income (loss), net of tax	9,755	(6,823)

Comprehensive income	$55,655	$37,379

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$175,565	$138,311
Service agreement fee received	6,484	7,342
Premiums collected	46,312	38,153
Net investment income received	13,871	11,135
Dividends received from Erie Family Life	429	429
Salaries and wages paid	(39,376)	(49,126)
Commissions paid to Agents	(114,060)	(89,801)
General operating expenses paid	(20,075)	(13,080)
Losses and loss adjustment expenses paid	(33,618)	(27,040)
Underwriting and acquisition costs paid	(15,099)	(13,786)
Income taxes (paid) recovered	(15)	10,553

Net cash provided by operating activities	$20,418	$13,090

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	$(101,243)	$(71,252)
Equity securities	(10,571)	(14,880)
Mortgage loans	(1,500)	0
Limited partnership investments	(8,274)	(9,507)
Sales/maturities of investments:
Fixed maturity sales	62,955	11,972
Fixed maturity calls/maturities	30,513	21,584
Equity securities	13,106	5,705
Mortgage loans	1,786	33
Limited partnership sales or distributions	3,928	4,737
Increase (decrease) in collateral from securities lending	14,369	(3,424)
Sale of property and equipment	53	0
Purchase of property and equipment	0	(946)
Purchase of computer software	(273)	(212)
Loans to agents	(814)	(838)
Collections on agent loans	938	597

Net cash provided by (used in) investing activities	$4,973	$(56,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	$(12,250)	$(10,930)
Purchase of treasury stock	0	(866)

Net cash used in financing activities	$(12,250)	$(11,796)

Net increase (decrease) in cash and cash equivalents	13,141	(55,137)
Cash and cash equivalents at beginning of period	85,712	137,017

Cash and cash equivalents at end of period	$98,853	$81,880

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All dollar amounts are in thousands except per share data

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property and casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003.

NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is in the process of evaluating the impact of this Interpretation on the financial statements.

NOTE C — RECLASSIFICATIONS

Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.

NOTE D — EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,061,106 and 63,815,772 at March 31, 2003 and 2002, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (2,890 in 2003 and 3,070 in 2002) at a rate of 2,400 Class A shares for one Class B share. In January 2003, 10 shares of Class B voting stock were converted to 24,000 non voting shares of Class A common stock. Weighted average equivalent shares outstanding totaled 70,997,106 for the quarter ended March 31, 2003 and 71,183,772 for the same period one year ago.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E — INVESTMENTS

Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities and marketable equity securities available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to estimated realizable value. Investment impairments are evaluated on an individual security position basis.

Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations. Adjustments to the carrying value of limited partnerships that are considered impaired are recorded as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. In the first quarter of 2003, the Company recognized impairment charges totaling $7,254. There were no impairment charges of marketable equity securities or fixed maturities in the first quarter of 2002. Limited partnership impairment charges were recognized in the first quarter of 2002 totaling $1,205.

The Company had loaned securities, included as part of its invested assets, with a market value of $56,714 and $42,747 at March 31, 2003 and December 31, 2002, respectively. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Consolidated Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the borrower. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E — INVESTMENTS (Continued)

     The following is a summary of available-for-sale securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2003

Fixed maturities:
U.S. treasuries & government agencies	$12,272	$581	$0	$12,853
States & political subdivisions	48,801	2,896	0	51,697
Special revenue	111,663	5,184	0	116,847
Public utilities	45,806	3,725	117	49,414
U.S. industrial & miscellaneous	383,713	23,974	855	406,832
Foreign	61,478	3,982	915	64,545

Total bonds	$663,733	$40,342	$1,887	$702,188
Redeemable preferred stock	23,073	787	312	23,548

Total fixed maturities	$686,806	$41,129	$2,199	$725,736

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	$1,486	$414	$110	$1,790
U.S. industrial & miscellaneous	26,869	14,435	1,576	39,728
Foreign	417	244	0	661
Non redeemable preferred stock:
Public utilities	20,247	942	91	21,098
U.S. banks, trusts & insurance companies	22,689	1,487	329	23,847
U.S. industrial & miscellaneous	75,161	5,633	985	79,809
Foreign	23,425	1,703	107	25,021

Total equity securities	$170,294	$24,858	$3,198	$191,954

Total available-for-sale securities	$857,100	$65,987	$5,397	$917,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002

Fixed maturities:
U.S. treasuries & government agencies	$10,279	$554	$0	$10,833
States & political subdivisions	48,394	2,940	0	51,334
Special revenue	98,260	4,994	5	103,249
Public utilities	45,076	2,353	894	46,535
U.S. industrial & miscellaneous	392,894	22,850	3,624	412,120
Foreign	60,920	3,355	1,297	62,978

Total bonds	$655,823	$37,046	$5,820	$687,049
Redeemable preferred stock	20,053	1,076	110	21,019

Total fixed maturities	$675,876	$38,122	$5,930	$708,068

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	$1,030	$554	$171	$1,413
U.S. industrial & miscellaneous	20,478	14,986	1,061	34,403
Foreign	417	282	0	699
Nonredeemable preferred stock:
Public utilities	18,902	599	135	19,366
U.S. banks, trusts & insurance companies	27,686	1,550	792	28,444
U.S. industrial & miscellaneous	83,655	4,193	2,820	85,028
Foreign	23,425	1,370	70	24,725

Total equity securities	$175,593	$23,534	$5,049	$194,078

Total available-for-sale securities	$851,469	$61,656	$10,979	$902,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E — INVESTMENTS (Continued)

The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. The first quarter of 2003 includes $6,007 of impairment losses on fixed maturities, preferred stock and common stock primarily in the energy and financial services segments.

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Fixed maturities:
Gross realized gains	$6,778	$414
Gross realized losses	(3,381)	(7)

Net realized gain	$3,397	$407

Equity securities:
Gross realized gains	$926	$882
Gross realized losses	(3,730)	(69)

Net realized loss	$(2,804)	$813

Net realized gains on investments	$593	$1,220

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

Limited partnerships that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to realizable value. These impairments are made directly on an individual limited partnership basis and are considered a loss in the Equity in Earnings of Limited Partnerships in the Consolidated Statements of Operations. Impairment charges totaling $1,247 and $1,205 were recorded in the first quarter of 2003 and 2002, respectively and related to private equity limited partnerships. The Components of Equity in Earnings of Limited Partnerships as reported in the Consolidated Statements of Operations are included below.

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Private equity	$(1,640)	$(2,925)
Real estate	435	1,010
Fixed income	(121)	1

Total equity in losses of limited partnerships	$(1,326)	$(1,914)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company (EFL) common shares outstanding and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania- domiciled life insurance company operating in 10 states and the District of Columbia. Dividends paid to the Company by EFL totaled $429 in each of the first quarters 2003 and 2002.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues	$34,292	$30,206
Benefits and expenses	26,013	23,500

Income before income taxes	8,279	6,706
Income taxes	2,873	2,320

Net income	$5,406	$4,386

Comprehensive income (loss)	$15,500	$(5,973)

Dividends paid to shareholders	$1,985	$1,843

Net unrealized appreciation on investment securities at March 31, net of deferred taxes	$46,239	$8,000

NOTE G — NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15,000 from EFL in the form of a surplus note. This note bears an annual interest rate of 6.45% and all payments of interest and principal on the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005. EFL accrued interest of $242 in the first quarters of 2003 and 2002 which is payable to the Company.

An additional surplus note is intended to be issued by EFL to the Company during the second quarter of 2003 not to exceed $25,000 in exchange for $25,000 in cash upon the approval of the Pennsylvania Insurance Department. All payments of interest and principal on this second note may be paid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. This note is being issued to strengthen the surplus of EFL.

NOTE H — STATUTORY INFORMATION

Cash and securities with carrying values of $3,323 and $3,493 were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements as of March 31, 2003 and December 31, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,900	$44,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724	946
Deferred income tax (benefit) expense	(251)	3,557
Amortization of deferred policy acquisition costs	8,371	6,714
Equity in losses of limited partnerships	1,326	1,914
Realized gains on investments	(593)	(1,220)
Net amortization of bond premium (discount)	203	(220)
Undistributed earnings of Erie Family Life Insurance Company	(740)	(339)
Deferred compensation	86	141
Increase in accrued investment income	(1,375)	(2,295)
Increase in reinsurance recoverable from Erie Insurance Exchange on unpaid losses	(29,667)	(17,727)
Increase in receivables	(45,626)	(55,815)
Policy acquisition costs deferred	(9,117)	(7,846)
Increase in prepaid expenses and other assets	(26,502)	(14,656)
Increase (decrease) in accounts payable and accrued expenses	9,417	(10,361)
(Decrease) increase in commissions payable and accrued	(3,140)	504
Increase in income taxes payable	22,778	28,760
Increase in loss reserves	33,554	20,011
Increase in unearned premiums	15,070	16,820

Net cash provided by operating activities	$20,418	$13,090

NOTE J — COMMITMENTS

The Company has contractual commitments to invest up to $102,000 related to its limited partnership investments at March 31, 2003. These commitments will be funded as required by the partnership’s agreements which expire through 2007. At March 31, 2003, the total commitment to fund limited partnerships that invest in private equity securities is $61,000, real estate activities $21,000 and fixed income securities $20,000. The Company expects to have sufficient cash flows from operations to meet these partnership commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J — COMMITMENTS (CONTINUED)

During 2001 and 2002, the Company entered into contracts with various external vendors to provide services related to the eCommerce program. The total outstanding commitment for these contracts at March 31, 2003, was $50,282, of which approximately $47,315 will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2003.

NOTE K — SEGMENT INFORMATION

The Company operates its business as three reportable segments — management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 2, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003. Assets are not allocated to the segments and are reviewed in total by management for purposes of decision making. No single customer or Agent provides 10% or more of revenues for the Property and Casualty Group. The Property and Casualty Group includes the Exchange and its property and casualty insurance subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty insurance subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company.

The Company’s principal operations consist of serving as attorney-in-fact for the Exchange, performing certain services related to the sales, underwriting and issuance of policies, which constitute its management operations. The Company operates in this capacity solely for the Exchange. The Company’s insurance underwriting operations arise through direct business of its property/casualty insurance subsidiaries and by virtue of the pooling agreement between its subsidiaries and the Exchange. Results derived under the pooling agreement include assumed and ceded reinsurance from non-affiliated domestic and foreign sources. Insurance underwriting operations also include the results of the all-lines aggregate excess-of-loss reinsurance agreement ceded to the Exchange.

Insurance provided in the insurance underwriting operations consists of personal and commercial lines and is sold by independent Agents. Personal lines are marketed to individuals and commercial lines are marketed to small- and medium-sized businesses. The performance of the personal and commercial lines is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Property and Casualty Group.

Investment operations consist of investments made with excess cash flows that are generated from the management operations and insurance underwriting operations segments. Investment income is not allocated to the two other segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE K — SEGMENT INFORMATION (Continued)

Summarized financial information for these operations is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Management Operations:
Operating revenue:
Management fee revenue	$207,246	$178,252
Service agreement revenue	6,484	7,342

Total operating revenue	$213,730	$185,594
Cost of management operations	154,373	128,791

Income before income taxes	$59,357	$56,803

Net income from management operations	$39,537	$37,888

Insurance Underwriting Operations:
Operating revenue:
Premiums earned:
Commercial lines	$13,767	$10,582
Personal lines	30,876	25,958
Reinsurance	856	1,312

Total premiums earned (SAP)	45,499	37,852
GAAP adjustments	(316)	(633)

Total premiums earned (GAAP)	$45,183	$37,219

Operating expenses:
Losses and expenses:
Commercial lines	$16,028	$12,190
Personal lines	36,012	28,650
Reinsurance	(441)	1,127

Total losses and expenses (SAP)	51,599	41,967
GAAP adjustments	(746)	(1,133)

Total losses and expenses (GAAP)	$50,853	$40,834

Loss before income taxes	$(5,670)	$(3,615)

Net loss from insurance underwriting operations	$(3,776)	$(2,411)

Investment Operations:
Investment income, net of expenses	$14,319	$12,704
Net realized gains on investments	593	1,220
Equity in losses of limited partnerships	(1,326)	(1,914)

Income before income taxes and equity in earnings of EFL, net of tax	$13,586	$12,010

Equity in earnings of EFL, net of tax	$1,087	$715

Net income from investment operations	$10,139	$8,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE K — SEGMENT INFORMATION (Continued)

Company management evaluates profitability of its management operations segment principally on the gross margin from management operations while profitability of the insurance underwriting operations segment is evaluated principally based on combined ratio. Investment operations performance is evaluated by Company management based on appreciation of assets, rate of return and overall return.

The following table presents the management fee revenue by line of business before consideration of changes in the premium cancellation allowance.

	Three Months Ended
	March 31
			%
	2003	2002	Change

Private passenger auto	$105,206	$94,514	11.3
Commercial auto	18,997	16,467	15.4
Homeowner	27,811	22,772	22.1
Commercial multi-peril	25,054	21,336	17.4
Workers’ compensation	22,381	18,104	23.6
All other lines of business	8,197	5,059	62.0

Total	$207,646	$178,252	16.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE K — SEGMENT INFORMATION (Continued)

The growth rate of policies in force and policy retention trends (the percentage of current Policyholders who have renewed their policies) directly impact the Company’s management and property and casualty insurance operating segments. Below is a summary of each by line of business for the Property and Casualty Group’s insurance business.

Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate

12/31/2001	1,432,747	7.1	1,075,816	9.0	215,134	11.5	2,723,697	8.2
03/31/2002	1,469,617	8.3	1,104,806	10.1	222,061	12.2	2,796,484	9.3
06/30/2002	1,512,335	9.4	1,146,639	11.4	231,951	13.4	2,890,925	10.5
09/30/2002	1,554,425	10.4	1,190,651	13.1	240,410	14.4	2,985,486	11.8
12/31/2002	1,591,161	11.1	1,230,895	14.4	249,544	16.0	3,071,600	12.8
03/31/2003	1,623,429	10.5	1,263,118	14.3	257,327	15.9	3,143,874	12.4

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers'	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate

12/31/2001	96,100	9.7	166,214	11.6	52,033	10.3	71,539	9.9	385,886	10.7
03/31/2002	98,926	10.7	171,283	12.5	53,320	10.8	73,392	10.7	396,921	11.5
06/30/2002	102,447	11.6	179,761	13.9	55,607	11.9	75,884	11.7	413,699	12.6
09/30/2002	105,353	11.8	185,608	14.4	57,375	12.5	78,131	11.5	426,467	13.0
12/31/2002	108,069	12.5	190,787	14.8	58,930	13.3	79,772	11.5	437,558	13.4
03/31/2003	109,963	11.2	194,911	13.8	60,104	12.7	81,356	10.9	446,334	12.4

		12-mth.
	Total	growth
Date	All Lines	rate

12/31/2001	3,109,583	8.5
03/31/2002	3,193,405	9.6
06/30/2002	3,304,624	10.8
09/30/2002	3,411,953	11.9
12/31/2002	3,509,158	12.8
03/31/2003	3,590,208	12.4

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total

12/31/2001	92.2%	90.5%	90.2%	88.0%	88.4%	88.2%	90.9%
03/31/2002	92.3	90.9	90.2	88.8	89.3	88.1	90.9
06/30/2002	92.4	91.1	90.4	89.0	89.5	88.2	91.1
09/30/2002	92.5	90.8	90.5	88.7	89.1	88.2	91.1
12/31/2002	92.6	91.0	90.5	88.7	89.4	88.5	91.2
03/31/2003	92.5	91.3	90.6	89.1	90.2	88.5	91.2

*	CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (the Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note K in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.

BACKGROUND

The Company operates predominantly as a provider of management services including sales, underwriting and policy issuance services to Erie Insurance Exchange (the Exchange) and also as an underwriter of insurance risk through its property and casualty insurance subsidiaries. The financial results of the Exchange are not consolidated with the Company. The Property and Casualty Group writes personal and commercial lines property and casualty insurance coverages exclusively through almost 8,600 independent agents.

OVERVIEW OF OPERATING SEGMENTS

Results of Operations

	Quarters ended March 31,

(dollars in thousands, except per share data)	2003	2002

	(Unaudited)
Income from management operations	$59,357	$56,803
Underwriting loss	(5,671)	(3,615)
Net revenue from investment operations	14,756	12,778

Income before income taxes	$68,442	$65,966

Net income	$45,900	$44,202

Net income per share	$0.65	$0.62

Consolidated net income for the first quarter of 2003 increased 3.8% to $45.9 million from $44.2 million during the same period in 2002. Net income per share increased 4.1% to $.65 in the first quarter of 2003 from $.62 in the first quarter of 2002. Income from management operations grew as a result of a 21.3% increase in direct written premiums of the Property and Casualty Group, which was partially offset by a decrease in the management fee rate for the quarter to 24% from 25% in 2002. Losses in the insurance underwriting operations for the quarter resulted as losses continued to outpace premiums on direct business. Revenue from investment operations increased in 2003 driven by net investment income.

For the three months ended March 31, 2003, net income excluding net realized gains and related federal income taxes increased 4.9% to $45.5 million, from $43.4 million reported for the same period in 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below reconciles the Company’s GAAP-basis net income to net income excluding net realized losses and related income taxes. Management believes this measure assists the financial statement reader in interpreting and evaluating the financial results of the Company by removing the effects of gains and losses from investment sales, which could significantly impact the Company’s financial results from one period to another based on the timing of investment sales and resulting gains or losses, which may or may not be recurring.

	Three months ended
	March 31,

	2003	2002

Net income	$45,900	$44,202
Net realized gains on investments	(593)	(1,220)
Income tax expense on realized gains	197	427

Realized gains net of income tax expense	$(386)	$(793)

Net income excluding net realized gains and related income taxes	$45,514	$43,409

The Company has benefited during this period, and expects to continue to benefit, from premium increases by the Property and Casualty Group that have resulted from pricing actions approved by regulators through March 31, 2003. These increases were primarily related to private passenger automobile and homeowners lines of business premium rate increases realized in the states of Pennsylvania, Maryland and Ohio. Premium rate increases to be recognized in future periods from pricing actions contemplated or filed and awaiting approval are in the private passenger automobile, workers’ compensation and homeowners lines of business in the states of Pennsylvania, Maryland and West Virginia. (See additional discussion of pricing actions in the “Factors That May Affect Future Results” section herein).

Management Operations

	Quarters ended March 31,

(dollars in thousands)	2003	2002

	(Unaudited)
Management fee revenue	$207,246	$178,252
Service agreement revenue	6,484	7,342

Total revenue from management operations	$213,730	$185,594
Cost of management operations	154,373	128,791

Income from management operations	$59,357	$56,803

Gross margin percentage	27.8%	30.6%

Management fees from the Exchange represented 76.1% and 75.9% of the Company’s total revenues for the first quarter of 2003 and 2002, respectively.

The direct and affiliated assumed premiums of the Exchange, on which the management fee revenue is based, grew 21.3% in the first quarter of 2003 to $865.2 million from $713.0 million in the first quarter of 2002. Management fee revenue before consideration of the allowance for mid-term cancellations, rose 16.5% to $207.6 million for the three months ended March 31, 2003 from $178.3 million for the same period in 2002. Management fees are returned to the Exchange

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

when Policyholders cancel their coverage and unearned premiums are refunded (See also Note K “Segment Information” which details management fee revenue by line of business.) The management fee rate was reduced by the Company’s Board of Directors to 24% in 2003 from 25% in 2002. This 1% reduction in the management fee rate resulted in $8.7 million less in management fee revenue in the first quarter of 2003, or a reduction in net income of $.08 per share.

Increases in average premium per policy, increases in new policy growth and continuing favorable policy retention rates were all contributing factors in the growth of direct written premiums.

The average premium per policy increased 10.0% to $920 for the twelve months ended March 31, 2003 from $836 on March 31, 2002. The average premium per personal lines policy increased 7.1% while commercial lines increased 17.5% for the twelve months ended March 31 2003. In private passenger auto, the average premium per policy increased 7.7% to $1,058 for the twelve months ended March 31, 2003 from $982 on March 31, 2002.

Continued growth in the number of new policies also drove the gains experienced in the Property and Casualty Group’s direct written premium. Personal lines new business premium written grew 12.2% for the first quarter of 2003 to $86.7 million, from $77.3 million, while commercial lines new premium written grew 2.1% to $51.6 million, from $50.6 million, during the same period in 2002. Policies in force increased 12.4% to 3.6 million at March 31, 2003, from 3.2 million at March 31, 2002.

Policy retention increased to 91.2% for the twelve months ended March 31, 2003 from 90.9% for the same period one year ago, for all lines of business combined (see Note K, “Segment Information” which contains policies in force and policy retention trends by line of business).

Service agreement revenue decreased by 11.7% to $6.5 million for the first quarter of 2003, from $7.3 million for the same period in 2002. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment plans on policies written by the Property and Casualty Group. The service charge revenue for the first quarter of 2003 was $4.6 million, compared to $4.2 million for the quarter ended March 31, 2002.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. These fees decreased $1.2 million to $1.9 million in the first quarter of 2003 from $3.1 million for the first quarter of 2002. The service fee rate charged the Exchange was reduced from 7% of non-affiliated assumed reinsurance premiums in 2002 to 6% in 2003. This rate reduction resulted in a decrease in service income of $.3 million. The balance of the decrease was due to lower non-affiliated voluntary assumed reinsurance premium written in the first quarter of 2003 compared to the same period in 2002. During the first quarter 2003 treaty renewal season, the Exchange reduced its aggregate exposure in assumed reinsurance by non-renewal of unprofitable business which in turn impacted the level of service income received.

The cost of management operations increased 19.9% for the first quarter of 2003 to $154.4 million from $128.8 million during the first quarter of 2002.

Commission costs totaled $110.9 million for the first quarter of 2003, a 22.8% increase over the $90.3 million reported in the first quarter of 2002. Commissions to independent Agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent agents on premiums written, agent contingency awards and accelerated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

commissions. Scheduled commissions and Agent contingency awards increased 22.8% to $108.3 million for the quarter ended March 31, 2003 driven by the corresponding increase in premiums written by the Property and Casualty Group of 21.3%. Agent contingency awards are based upon the 36-month underwriting profitability of the direct business written with the Property and Casualty Group by the independent Agent. The estimate for the Agent contingency awards is modeled on a monthly basis using the two prior years actual underwriting data by Agency combined with the current year to date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by Agency.

Accelerated commissions are offered to newly recruited Agents in addition to normal commission schedules. Charges incurred for accelerated commissions above normal scheduled rate commissions increased $.5 million to $2.6 million for the quarter ended March 31, 2003.

The cost of management operations excluding commission costs, increased 12.9% for the three months ended March 31, 2003 to $43.4 million from $38.5 million recorded in the first quarter of 2002. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company’s personnel costs totaled $25.3 million for the three months ended March 31, 2003, compared to $22.8 million for the same period in 2002, an increase of 11.0%. This increase was driven by employment growth of 9.1%. Growth in policy sales necessitated staffing increases in sales support, underwriting and policy issuance functions. Retirement benefit costs also increased due to lower expected long-term returns on assets and the decrease in the discount rate assumption. Retirement benefit costs totaled $.3 million in the first quarter of 2003, compared to pension benefit income of $.2 million recorded in the first quarter of 2002. This current level of expense will be incurred for the remainder of 2003.

Also included in cost of management operations are amounts related to information technology hardware and infrastructure from the Property and Casualty Group’s eCommerce initiative launched in June 2001. Company expenses totaled $.1 million for the first quarter 2003 compared to $1.7 million from the same period one year ago. (See additional discussion of this program under the “Factors That May Affect Future Results” section herein).

The gross margins from management operations were 27.8% and 30.6% in the first quarters of 2003 and 2002, respectively. If the management fee and service fee rates, which are currently 24% and 6%, respectively, had remained consistent with the 2002 rates of 25% and 7%, respectively, the gross margin for the first quarter 2003 would have been 30.7%.

Insurance Underwriting Operations

	Quarters ended March 31,

(dollars in thousands)	2003	2002

	(Unaudited)
Premiums earned	$45,182	$37,219

Losses and loss adjustment expenses incurred	37,500	29,336
Policy acquisition and other underwriting expenses	13,353	11,498

Total losses and expenses	$50,853	$40,834

Underwriting loss	$(5,671)	$(3,615)

GAAP combined ratio	112.6	109.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The underwriting loss from the insurance operations of the Company’s property and casualty insurance subsidiaries, Erie Insurance Company (EIC) and Erie Insurance Company of New York (EINY), which together assume a 5.5% share of the underwriting results of the Property and Casualty Group under an intercompany pooling agreement, increased to $5.7 million during the first quarter of 2003 compared to underwriting losses of $3.6 million during the same period in 2002. The underwriting losses relate to catastrophe and other weather related losses occurring in the first quarter of 2003.

The Company’s property and casualty insurance subsidiaries’ share of the Property and Casualty Group’s direct business generated underwriting losses of $7.0 million and $3.8 million for the first quarters of 2003 and 2002, respectively. The increase in the underwriting loss of $3.2 million relates to increased catastrophe losses as well as weather related losses not classified as catastrophes in the personal automobile and homeowners lines of business. The Company is addressing underwriting profitability by controlling exposure growth, improving underwriting risk selection, instituting programs to control loss severity and obtaining additional premium on risks through rate increases. Over the past two years, rate increases were filed by the Property and Casualty Group, including the Company’s property and casualty subsidiaries, for certain lines of business in various states to offset growing loss costs in those lines of business. The Property and Casualty Group writes one-year policies; therefore, rate increases take 24 months to be reflected fully in earned premium because it takes 12 months to implement the rate increase to all Policyholders and 12 months more to earn fully the increased premiums. (See “Factors That May Affect Future Results, Pricing Actions and Underwriting Initiatives” section herein).

Catastrophes are an inherent risk of the property and casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company has developed what it believes are reasonable underwriting standards and monitors the Property and Casualty Group’s exposure by geographic region. Effective January 1, 2003, the Property and Casualty Group entered into a reinsurance treaty to mitigate the future potential catastrophe loss exposure. The agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence. Additionally, EIC and EINY have in effect an all-lines aggregate excess-of-loss agreement with the Exchange (discussed below), which should substantially mitigate the effect of catastrophe losses on the Company’s financial position. The Company’s share of catastrophe losses, as defined by the Property and Casualty Group, was $1.1 million for the first quarter of 2003 and $.5 million for the first quarter of 2002.

A settlement agreement has been reached regarding the civil class action lawsuit that was originally filed in February 2000. The settlement agreement, which calls for the Erie Insurance Group to pay $6.3 million, was filed and is subject to approval by the court. Given the probability of the settlement, an accrual was recorded in March 2003 for the estimated amount of $6.3 million. The Company’s share of this charge was $.3 million and is included in the first quarter 2003 insurance underwriting results.

The Company’s property and casualty insurance subsidiaries’ reinsurance business includes its share of the Property and Casualty Group’s unaffiliated voluntary assumed business and reinsurance ceded under the excess-of-loss agreement with the Exchange. The Company’s share of the unaffiliated voluntary assumed reinsurance business generated underwriting income of $.9 million and $.4 million in the first quarters of 2003 and 2002, respectively.

The Company has been taking measures to improve the underwriting results from its non-affiliated voluntary assumed reinsurance book of business. The effect of these measures was to lower the Property and Casualty Group’s exposure to loss by excluding terrorism coverage on certain contracts, not renewing unprofitable contracts and, at the same time, raising pricing

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

substantially. Pricing in the assumed reinsurance marketplace has firmed considerably since the events of September 11, 2001, and as such, the Company obtained significant price increases in its 2002 and 2003 treaty renewals.

EIC and EINY’s aggregate excess of loss reinsurance agreement with the Exchange limits their net retained share of ultimate net losses in any applicable accident year. Under the agreement, the Exchange assumes losses that exceed 72.5% of the Company’s earned premium for each accident year. The Exchange is liable for 95.0% of the amount of such excess up to, but not exceeding, 15.0% of the Company’s earned premium. EIC and EINY are liable for amounts in excess of the coverage in the excess of loss agreement. This reinsurance treaty is excluded from the intercompany pooling agreement. The premium for this coverage was 1.01% of EIC and EINY’s net premium earned in 2002 and was increased to 1.29% in 2003 to reflect current market conditions.

In addition, the 2003 contract excluded losses from terrorism, nuclear, biological and chemical events. The premium paid to the Exchange for the agreement totaled $1.2 million during the quarter ended March 31, 2003, and $.9 million during the quarter ended March 31, 2002. Recoveries during the first quarter 2003 amounted to $2.0 million compared to recoveries of $.7 million for the same period one year ago. No cash payments have been made between companies in 2003 or 2002 for recoveries under this agreement since related losses are reserved but not yet paid.

The Company’s assigned risk buyout program costs, referred to as LAD/CLAD, which stands for Limited Assignment Distribution agreements and Commercial Limited Assignment Distribution agreements, respectively, are included in the Company’s policy acquisition and other underwriting expenses. These costs decreased to $.2 million in the first quarter of 2003 from $.3 million in the first quarter of 2002. The majority of the LAD/CLAD expense is attributable to the program in the state of New York. Contributing to the decrease in 2003 is the Company’s lower rate it negotiated to pay the LAD carrier for 2003 due to slightly improved loss experience in the residual market in New York as well as rate increases approved by New York. The determination of the amount of residual business each company is assigned in New York includes a credit mechanism for policies written in certain “high-risk” areas of New York State. The Company entered into a contract with another carrier to purchase its excess credits which will reduce the number of assignments made to the Property and Casualty Group in 2003.

Also included in the Company’s policy acquisition and other underwriting expenses is the property and casualty insurance subsidiaries’ share of costs related to the eCommerce initiative. Cost associated with the eCommerce initiative totaled $.8 million and $1.0 million in the first quarters of 2003 and 2002, respectively. These costs relate to application development expenses associated with the eCommerce initiative covered under an intercompany technology cost-sharing agreement (“Agreement”). The Agreement provides that the application development costs and the related enabling technology costs, such as technical infrastructure and architectural tools, will be shared among the Property and Casualty Group in a manner consistent with the sharing of property/casualty underwriting results under the existing intercompany pooling agreement. Since the amounts are pooled within the Exchange and ceded to members of the pooling agreement at their participation levels, the Company, by way of its insurance subsidiaries, incurs a 5.5% share of these costs.

The combined ratio for the Company’s property and casualty insurance operations calculated under generally accepted accounting principles (GAAP) was 112.6% and 109.7% for the three

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

months ended March 31, 2003 and 2002, respectively. The GAAP combined ratio represents the ratio of loss, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. The increase over the prior year is reflective of the status of the current accident year through the first quarter of 2003. During the first quarter of 2003, this ratio was impacted by 2.4 points related to catastrophe losses incurred and by 1.7 combined ratio points related to eCommerce expenses.

Investment Operations

	Quarters ended March 31,

(dollars in thousands)	2003	2002

	(Unaudited)
Net investment income	$14,319	$12,704
Net realized gains on investments	593	1,220
Equity in earnings of EFL	1,170	768
Equity in losses of limited partnerships	(1,326)	(1,914)

Net revenue from investment operations	$14,756	$12,778

Net revenue from investment operations for the first quarter of 2003 increased to $14.8 million from $12.8 million in the first quarter of 2002. Net investment income rose 12.7% to $14.3 million for the quarter ended March 31, 2003. Increases in investments in taxable bonds contributed to the growth in net investment income for the quarter.

Net realized gain on investments for the first quarter of 2003 decreased to $.6 million from $1.2 million for the same period of 2002. The Company recognized impairment charges of $6.0 million during the first quarter of 2003 for write-downs of fixed maturity, non-redeemable preferred stock and common stock investments in the energy and financial sectors. For the three months ended March 31, 2003, equity in earnings of EFL increased to $1.2 million from $.8 million for the same period in 2002.

The Company’s performance of its fixed maturities and equity securities compared to selected market indices is presented below.

Pre-tax annualized returns

Two years ended
March 31, 2003

Erie Indemnity Company:
Fixed maturities — corporate	7.86%
Fixed maturities — municipal	6.02 (1)
Preferred stock	7.73 (1)
Common stock	(8.94)

Other indices:
Lehman Brothers Global Aggregate Bond Index — Unhedged	7.27%
S&P 500 Composite Index	(13.13)

(1) Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 9.0% and 9.63%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equity in losses of limited partnerships was $1.3 million for the quarter ended March 31, 2003 compared to losses of $1.9 million for the same period in 2002. Private equity and fixed income limited partnerships realized losses of $1.7 million for the three months ended March 31, 2003 compared to losses of $2.9 million for the same period of 2002. Real estate limited partnerships reflected earnings of $.4 million for the first quarter of 2003 compared to earnings of $1.0 million for the same period of 2002. In both of the first quarters of 2003 and 2002 there were impairment charges related to limited partnerships of $1.2 million.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At March 31, 2003, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents totaled $928.7 million, or 37.4%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

The Company continually reviews the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. In addition to specific factors, other factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.

For common equity securities and equity limited partnerships where the decline in market value is more than 20% below cost for a period exceeding six months, there is a presumption of impairment. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, the Company will sell the investment at a loss, or recognize an impairment charge to operations. For common equity securities and equity limited partnerships that have declined more than 20% below cost for a period exceeding twelve months, the position is either sold or recognized as impaired and a charge to operations is recognized. Common stock impairments are included in realized losses in the Consolidated Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. There were impairment charges related to equity securities in the first quarter of 2003 of $.2 million. There were no impairment charges related to equity securities in the first quarter of 2002.

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price declines of over 20% for a period greater than six months where the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

creditworthiness of the issuer indicates a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. Impairments recognized in the first quarter of 2003 related to fixed maturity investments totaled $5.8 million (See “Analysis of Investment Operations” section). There were no impairments on fixed maturities in the first quarter of 2002.

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Financial Position and Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 71.2% and 70.9% of invested assets at March 31, 2003 and December 31, 2002, respectively. The Company does not hedge its exposure to interest rate risk since it has the capacity and intention to hold the fixed maturity positions until maturity. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

The Company’s portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange traded mid- to large-cap stocks. The Company measures risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the S&P 500.

The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invested. The limited partnership portfolio comprises 9.4% and 9.1% of invested assets at March 31, 2003 and December 31, 2002. These investments consist primarily of equity investments in small and medium size companies and in real estate. The Company does not hedge its exposure to equity price risk inherent in its equity investments. The Company achieves diversification within the limited partnership portfolio by investing in approximately 60 partnerships that have approximately 1,100 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

Property/casualty insurance liabilities

Reserves for property/casualty insurance unpaid losses and loss adjustment expenses include estimates of a variety of factors such as medical inflation trends, regulatory and judicial rulings, legal settlements, property replacements and repair cost trends, and losses for assumed reinsurance activities. In recent years, certain of these component costs, such as medical

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

inflation trends and legal settlements, have experienced significant volatility and resulted in incurred amounts higher than original estimates. Management has factored these changes in trends into the Company’s loss estimates. Due to the nature of these liabilities, actual results ultimately could vary significantly from the amounts recorded.

At March 31, 2003, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. During the first quarter of 2003, the Company updated its comprehensive review of every reinsurance claim related to the World Trade Center attack. At March 31, 2003, total paid claims and case reserves on reported claims total $84.8 million with an additional exposure to adverse development of $46.7 million if every claim ultimately develops into the full layer limit loss. These estimates are based on the September 11th attack being considered one event. If the attack comes to be considered two events, the Company anticipates an additional loss of approximately $22.0 million. Based on this review, the Company believes the $150 million total loss estimate should be sufficient to absorb any potential development that may occur from the first and/or second event.

Financial Ratings

Insurance companies are rated by rating agencies to provide insurance consumers and investors with meaningful information on the rated companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors.

Each member of the Property and Casualty Group rating from A.M. Best was lowered from A++ (“Superior”, the highest A.M. Best rating) to A+ (“Superior”, the second highest A.M. Best rating) in March 2003. The A+ rating places the members of the Property and Casualty Group in the top 8% of approximately 3,000 property/casualty insurers rated and represents a superior ability to meet ongoing obligations to policyholders. Each member of the Property and Casualty Group also has a rating of Api (“strong”) from Standard & Poors. A rating of “A” means that the insurer has strong financial security characteristics. The subscript “pi” means the rating was based on publicly available information. Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s products to its agents and customers.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. Operating cash flows are generated from the Company’s management operations, the net cash flow from the EIC’s 5% and the EINY’s .5% participation in the underwriting results of the intercompany pooling agreement with the Exchange, and the Company’s investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The Company has a receivable from the Exchange and affiliates related to the management fee receivable from premiums written but not yet collected as well as the management fee receivable on premiums collected in the current month. The Company pays nearly all general and administrative expenses on behalf of the Exchange and other affiliated companies. The Exchange generally reimburses the Company for these expenses on a paid basis each month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management fee and other cash settlements due from the Exchange were $212.2 million at March 31, 2003 and $177.2 million at December 31, 2002. A receivable from EFL for cash settlements totaled $1.9 million at March 31, 2003, compared to $2.8 million at December 31, 2002. The Company also has a receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool. The reinsurance recoverable from the Exchange rose 5.1% to $682.1 million at March 31, 2003 from $649.0 million at December 31, 2002. These increases are the result of corresponding increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The increase in direct loss reserves, loss adjustment expense reserves and unearned premium reserves ceded to the Exchange is a result of a corresponding increase in direct premium written by the Company’s property/casualty insurance subsidiaries. The increase in direct written premium of the subsidiaries of the Company that is ceded to the Exchange was 21.4% and 27.3% for the period ended March 31, 2003 and 2002, respectively. Total receivables from the Exchange represented 12.4% of the Exchange’s assets at March 31, 2003, and 11.8% at December 31, 2002. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

The Company generates sufficient net positive cash flow from its operations to fund its commitments and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $20.4 million and $13.1 million for the three months ended March 31, 2003 and 2002, respectively.

Dividends declared and paid to shareholders for the quarters ended March 31, 2003 and 2002, totaled $12.3 million and $10.9 million, respectively. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from insurance subsidiaries are not material to the Company’s cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Financial Condition of the Exchange

The Company has a direct interest in the financial condition of the Exchange because management fee revenues, which accounted for 76.1% of the Company’s revenues for the first quarter of 2003, are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have a 5.5% participation. Finally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

The financial statements of the Exchange are prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC’s Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. The Exchange does not, nor is it required to prepare financial statements in accordance with GAAP.

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

The selected financial data below as of and for the three months ended March 31, 2003 and 2002 is derived from the Exchange’s unaudited financial statements prepared in accordance with SAP.

In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The financial data set forth below is only a summary.

	Three months ended

	March 31,	March 31,
(In thousands) (Statutory Accounting Basis)	2003	2002

	(Unaudited)
Premiums earned	$802,647	$666,429

Loss and loss adjustment expenses	$679,856	$515,915
Insurance underwriting and other expenses *	242,670	219,330

Net underwriting loss	$(119,879)	$(68,816)
Investment income, net	20,711	50,907
Federal income tax benefit	(41,530)	(10,375)

Net loss	$(57,638)	$(7,534)

*	Includes management fees paid to the Company

	As of

	March 31,	December 31,
(In thousands) (Statutory Accounting Basis)	2003	2002

	(Unaudited)
Cash and invested assets	$6,144,615	$5,967,051
Total assets	7,188,052	7,007,803

Claims and unearned premium reserves	4,110,498	3,962,218
Total liabilities	5,114,763	4,892,032

Policyholders’ surplus	$2,073,289	$2,115,771

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Exchange’s Policyholders’ surplus has declined over the past three months primarily as a result of continued underwriting losses (see “Analysis of Insurance Underwriting Operations”) combined with realized losses from investments, including their common equity securities. Common equity securities represent a significant portion of the Exchange’s investment portfolio and are exposed to price risk, volatility of the capital markets and general economic conditions.

To the extent that the Exchange incurs additional underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus will be further adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate received by the Company could be further reduced.

Pricing Actions and Underwriting Initiatives

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines. Pricing actions contemplated or taken by the insurers of the Property and Casualty Group are subject to various regulatory requirements of the states in which the insurers operate. Premium increases anticipated due to pricing actions approved through March 31, 2003, could amount to approximately $155.4 million in premium for the Property and Casualty Group in 2003 and $19.9 million in premium for the Property and Casualty Group in 2004. There is also the potential for an additional $55.4 million in premium for the Property and Casualty Group in 2003 resulting from pricing actions contemplated or filed and awaiting approval. The majority of the anticipated increase stems from the private passenger and homeowners line of business. Further rate actions continue to be contemplated for 2003. Price increases can reduce the Property and Casualty Group’s ability to attract new Policyholders and to retain existing Policyholders because of the possibility of acquiring coverage for less premium from other insurers.

In addition to pricing actions, the Property and Casualty Group has issued and is implementing revised underwriting standards, the criteria under which Policyholders are selected or renewed and premium rates are determined. The revised underwriting standards will affect the number of new Policyholders eligible for coverage with the Property and Casualty Group as well as the number eligible to renew and the terms of renewal. Taken together, pricing actions and revised underwriting standards are designed to improve the overall underwriting results of the Property and Casualty Group. These actions will also reduce the growth rate of the Property and Casualty Group’s new and renewal premium and could adversely affect policy retention rates currently enjoyed by the Property and Casualty Group. To the extent the premium growth rate of the Property and Casualty Group direct written premiums is impacted by these actions, the growth in the Company’s management fee revenue will be proportionally affected.

Catastrophe Risk

The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires and explosions. Since 1993, the Property and Casualty Group had not purchased catastrophe reinsurance because Company management concluded the benefits of such coverage were outweighed by the costs of the coverage in light of the Exchange’s substantial surplus position and its ratio of net premiums written to surplus. The lower surplus levels of the Exchange, along with increasing catastrophe risk exposure as a result of accelerating policy growth, have resulted in management’s decision to purchase catastrophe occurrence reinsurance coverage. Effective January 1, 2003, the Property and Casualty Group entered into a reinsurance treaty to mitigate the future potential catastrophe loss exposure. The agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence. No loss recoverables were recorded under this treaty at March 31, 2003.

Information Technology Costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales. The first major component of the eCommerce program (network and desktop hardware deployment) and the release of the new web interface to a limited number of Agents and employees was completed in 2002. Also in 2002, the eCommerce program took advantage of a significant business opportunity to work with a well-known provider of information technology services and solutions, to develop the Erie Insurance Group’s eCommerce system called ERIEConnectionsm. The Erie Insurance Group is now working with that service provider to be the chief integrator and co-manager of the eCommerce program and to provide software applications that meet the Company’s needs. Management of Erie Insurance Group believes this approach will allow the eCommerce program to meet the established goals for deliverables, timing and budgets. Through March 31, 2003, the Erie Insurance Group has spent $128.0 million on its current technology development efforts. The Erie Insurance Group expects to incur additional expenses of $47 million over the next two years for a total program cost of $175 million. The Company’s share of the costs remaining for implementation under the eCommerce program amounts to $2.6 million, ($1.7 million and $.02 per share, after taxes). These costs will be incurred over the next two years.

Exposure to Losses for Mold

The industry continues to work to understand mold and toxic mold and control exposures and losses involving property damage and personal injuries, arguably related to mold. Due to media coverage and heightened awareness, the Property and Casualty Group is seeing an increase in the number of claims with a mold component from both first party and third party coverages in personal and commercial lines. While the level of activity has not reached significant proportions, this trend is expected to continue. The costs associated with these losses, both investigative and remedial, will continue to rise. At March 31, 2003, approximately 1,600 mold or mold- related claims had been submitted to the Property and Casualty Group. Over 1,100 of these claims have been settled with an average loss and loss adjustment expense paid of approximately $5,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Mold exclusions and limitations for commercial lines are in the process of being filed, with planned effective dates of June 1, 2003, for liability coverages and August 1, 2003, for property coverages in all states except New York. The state of New York has disapproved any mold exclusions or limitations on commercial lines. Exclusions and limitations in personal lines policies were filed, have been approved and became effective February 1, 2003, in six states in which the Property and Casualty Group writes business, including Pennsylvania. The remaining states filings are in various stages.

Contingencies

In February 2000, a civil class action lawsuit was filed against Erie Insurance Company and Erie Insurance Exchange (collectively, “ERIE”) in the Court of Common Pleas of Philadelphia County, Pennsylvania. The Exchange issued an automobile insurance policy to the plaintiff. The class action complaint alleges that the plaintiff was involved in an accident and that her insured vehicle was damaged in the accident. The complaint alleges that ERIE acted improperly when it used non-original equipment manufacturer (non-OEM) parts in repairing the damage to the plaintiff’s vehicle. In March 2002, the courts granted the plaintiff’s Revised Motion for Class Certification.

ERIE attempted to appeal the court order granting certification of the class. ERIE filed a Petition for Review with the Pennsylvania Superior Court. On August 8, 2002, the Superior Court denied ERIE’s Petition for Review. ERIE then filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania. On November 27, 2002, the Supreme Court denied ERIE`s Petition for Allowance of Appeal.

ERIE filed a Class Certification Joinder Complaint against several individuals and/or entities that are the manufacturers and/or distributors of non-OEM crash parts. The Joinder Complaint asserts causes of action against the manufacturers and/or distributors of the non-OEM parts.

ERIE and the Plaintiffs have reached a Settlement Agreement of this litigation and a Motion for Preliminary Approval has been filed with the Court. Although the terms of the settlement are still subject to Court Approval, the terms of the Settlement Agreement call for ERIE to pay $6,250,000 into a Settlement Fund. ERIE is to pay the sum of $750,000 within 10 days of the Court’s entry of the Preliminary Approval Order. ERIE is to pay the remaining $5,500,000 into the Settlement Fund within 10 days of the Settlement Agreement becoming final. The terms of the Settlement Agreement specifically state that under no circumstances shall ERIE be required to make any other payments in connection with the settlement. As the likelihood of the settlement is probable, ERIE recorded an accrual in the estimated amount of $6,250,000 in March 2003. It is possible that the settlement will not be finalized and/or approved by the Court. If the settlement is not finalized and/or approved by the Court, it is still too early to assess the probable outcome of the amount of damages of this civil class action lawsuit. The Company believes that ERIE has meritoriously legal and factual defenses to the lawsuit and these defenses will be pursued vigorously if the Court does not approve and/or finalize the settlement.

Like other members of the insurance industry, the Property and Casualty Group is the target of an increasing in number of class action lawsuits like the one described above as well as other types of litigation. The litigation is based on a variety of issues, including insurance and claim settlement practices. Company management assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will not differ from those assessments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Terrorism

The World Trade Center terrorist attack resulted in staggering losses for the insurance industry and has caused uncertainty in the insurance and reinsurance markets. The Property and Casualty Group recorded a loss of $150 million in 2001 related to this attack.

The Company’s 5.5% share of this incurred loss was $5.8 million, after consideration of recoveries under the excess-of-loss reinsurance agreement. Accordingly, the industry has been compelled to re-examine policy language and to address the potential for future threats of terrorist events and losses. The Property and Casualty Group’s personal and commercial property/casualty insurance policies were not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. The Property and Casualty Group has withdrawn from some coverages and exposures where permitted by state regulators. However, the Property and Casualty Group is still exposed to terrorism under several lines, including commercial, personal lines and workers’ compensation, and in most states, losses caused by ensuing fires. On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (“Act”), establishing a program for commercial property and casualty losses, including workers’ compensation, resulting from foreign acts of terrorism. The Act requires commercial insurers to make terrorism coverage available immediately and provides limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the first year to $15 billion in the third year. The federal government will pay 90% of covered terrorism losses that exceed retention levels. The Act is scheduled to expire on December 31, 2005. Personal lines are not included under the protection of the Act, and state regulators have not approved exclusions for acts of terrorism on personal lines policies. The Property and Casualty Group could incur large unexpected losses if future terrorist attacks occur.

The Erie Insurance Group is taking the steps necessary to comply with the Act by providing notices to all commercial Policyholders, disclosing the premium, if any, attributable to coverage for acts of terrorism, as defined in the Act, and disclosing federal participation in payment of terrorism losses. The Act pre-empted any exclusion or provision in place prior to November 26, 2002 that excluded or limited coverage for losses from foreign acts of terrorism. Insurers may only exclude coverage for foreign acts of terrorism if the Policyholder accepts an exclusion or fails to pay additional premium charges, after notice is given. The Erie Insurance Group is in the process of evaluating systems and procedures and developing a rate structure and guidelines to accommodate premium charges for terrorism coverage where deemed appropriate for new and renewal commercial policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2002 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended March 31, 2003. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company is exposed to credit risk through its portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company manages this risk by performing up front underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. The Company does not hedge credit risk inherent in its fixed maturity investments.

The Company has significant receivables from the Exchange, which are subject to credit risk. Company results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by Company management. Since the Company’s inception, it has collected all amounts due from the Exchange in a timely manner (generally within 120 days).

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2003 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

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

The Complaint, as amended, contains four counts. In the Count I, Plaintiff alleges that the ERIE’s conduct constitutes a breach of contract under its insurance policy. Count II of the Complaint alleges that the ERIE’s conduct violates the Pennsylvania Unfair Trade Practices and Consumer Protection law. Count III alleges that the ERIE’s conduct violates the Pennsylvania bad faith statute. In Count IV of the Complaint Plaintiff requested declaratory relief and an injunction prohibiting the ERIE from using non-OEM parts. The Plaintiff later voluntarily dismissed Count IV. The ERIE answered the Complaint and denied liability on all of the counts. The ERIE also filed a Joinder Complaint in January of 2002 against the manufacturer and distributor of the non-OEM parts alleged by the Plaintiff to be defective. The Court issued an Order permitting the ERIE’s joinder of TYC Brother Industrial Co. Ltd., the manufacturer of the parts at issue, and Genera Corporation, the distributor of the parts. TYC Brother Industrial Co. Ltd. and Genera have also denied any and all liability.

On March 13, 2003, the Court of Common Pleas of Philadelphia County granted the Plaintiff’s Revised Motion for Class Certification. The Court certified the following class:

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

ERIE filed a Class Certification Joinder Complaint against several individuals and/or entities that are the manufacturers and/or distributors of non-OEM crash parts. The Joinder Complaint asserts causes of action against the manufacturers and/or distributors of the non-OEM parts.

ERIE and the Plaintiffs have reached a Settlement Agreement of this litigation and a Motion for Preliminary Approval has been filed with the Court. Although the terms of the settlement are still subject to Court Approval, the terms of the Settlement Agreement call for ERIE to pay $6,250,000 into a Settlement Fund. ERIE is to pay the sum of $750,000 within 10 days of the Court’s entry of the Preliminary Approval Order. ERIE is to pay the remaining $5,500,000 into the Settlement Fund within 10 days of the Settlement Agreement becoming final. The terms of the Settlement Agreement specifically state that under no circumstances shall ERIE be required to make any other payments in connection with the settlement. As the likelihood of the settlement is probable, ERIE recorded an accrual in the estimated amount of $6,250,000 in March 2003. It is possible that the settlement will not be finalized and/or approved by the Court. If the settlement is not finalized and/or approved by the Court, it is still too early to assess the probable outcome of the amount of damages of this civil class action lawsuit. The Company believes that ERIE has meritoriously legal and factual defenses to the lawsuit and these defenses will be pursued vigorously if the Court does not approve and/or finalize the settlement.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description of Exhibit

10.1	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2003 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On January 7, 2003, the Company filed a report on Form 8-K, reporting under Item 5, that the Company recognized charges for realized capital losses related to the sale of certain impaired securities, as well as, realized charges for other-than-temporary impairments of equity and debt securities held in the Company’s available-for-sale investment portfolios during the fourth quarter of 2002.

On February 25, 2003, the Company filed a report on Form 8-K reporting under Item 5, that the Company’s results for the fourth quarter and the full year 2002. The results were discussed for each indicated period based on the three primary segments, management operations, insurance underwriting operations and investment operations. The Company’s Consolidated Statements of Operations, Consolidated Statements of Operations Segment Basis, Consolidated Statements of Financial Position, Segment Information and Selected Financial Data of Erie Insurance Exchange were included in the filing.

On March 3, 2003, the Company filed a report on Form 8-K, reporting under Item 4, that the Company had selected Ernst & Young, LLP to be the Company’s independent auditors for the fiscal year ending December 31, 2003. Malin, Bergquist & Company, LLP’s reports on the Company’s consolidated financial statements for the past two years were unqualified and there were no disagreements on any matter of accounting principles, practices or financial statement disclosure. A consent letter was filed as an exhibit to the 8-K in which Malin, Bergquist and Company, LLP agreed with such statements.

On March 27, 2003, the Company filed a report on Form 8-K/A, amending the Form 8-K filing of March 3, 2003. Additional discussion was added to indicate that Ernst & Young, LLP had been engaged, after their selection as independent auditors, to consult with Company management

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

and with Malin, Bergquist and Company, LLP regarding the registration of its class A common stock on Form S-3. Ernst & Young, LLP provided oral viewpoints, none of which created a material change in application of accounting principles or disclosure matters. There were also no disagreements between Malin, Bergquist & Company, LLP, Ernst & Young, LLP and Company management on the application of accounting principles to the Company’s financial statements or transactions.

Item 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Class A weighted average common shares outstanding (stated value $.0292)	64,061,106	63,815,772
Class B common shares outstanding (stated value $70)
Conversion of Class B shares to Class A shares (one share of Class B for 2,400 shares of Class A)	6,936,000	7,368,000

Total weighted average equivalent shares outstanding	70,997,106	71,183,772

Net income	$45,900,101	$44,201,582

Net income per share	$0.65	$0.62

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)

Date:	April 24, 2003	/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO

CERTIFICATIONS

I, Jeffrey A. Ludrof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Erie Indemnity Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 24, 2003

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

Date: April 24, 2003

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO