Form 10-Q
period 2003-06-30
ERIE INDEMNITY CO
filed 2003-07-24
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

      Class A Common Stock, no par value, with a stated value of $.0292 per share—64,089,906 shares as of July 17, 2003.

      Class B Common Stock, no par value, with a stated value of $70 per share—2,878 shares as of July 17, 2003.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Position—June 30, 2003 and December 31, 2002

Consolidated Statements of Operations—Three months and six months ended June 30, 2003 and 2002

Consolidated Statements of Comprehensive Income—Six months ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows—Six months ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements—June 30, 2003

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

SIGNATURES

PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
INVESTMENTS
Fixed maturities at fair value (amortized cost of $725,437 and $675,876, respectively)	$784,566	$708,068
Equity securities at fair value (cost of $162,564 and $175,593, respectively)	196,570	194,078
Limited partnerships (cost of $94,625 and $85,709, respectively)	101,189	91,046
Real estate mortgage loans	5,248	5,567

Total investments	$1,087,573	$998,759

Cash and cash equivalents	139,820	85,712
Accrued investment income	10,528	10,892
Premiums receivable from Policyholders	268,074	239,704
Prepaid federal income tax	1,737	12,000
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	630,070	577,917
Ceded unearned premiums to Erie Insurance Exchange	87,195	71,091
Note receivable from Erie Family Life Insurance Company	15,000	15,000
Other receivables from Erie Insurance Exchange and affiliates	211,147	180,041
Reinsurance recoverable non-affiliates	461	232
Deferred policy acquisition costs	23,844	21,713
Property and equipment	14,549	14,378
Equity in Erie Family Life Insurance Company	59,434	48,545
Prepaid pension	54,034	40,352
Other assets	47,871	41,340

Total assets	$2,651,337	$2,357,676

(Continued)

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

	(Unaudited)
LIABILITIES
Unpaid losses and loss adjustment expenses	$780,837	$717,015
Unearned premiums	439,214	393,091
Commissions payable and accrued	148,812	135,311
Securities lending collateral	55,072	43,916
Accounts payable and accrued expenses	65,865	39,139
Deferred income taxes	29,149	12,618
Dividends payable	12,258	12,250
Employee benefit obligations	18,967	16,964

Total liabilities	$1,550,174	$1,370,304

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,488,000 and 67,440,000 shares issued, respectively; 64,085,106 and 64,037,106 shares outstanding, respectively	$1,968	$1,967
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,880 and 2,900 shares authorized, issued and outstanding, respectively	202	203
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	76,631	38,685
Retained earnings	1,116,392	1,040,547

Total contributed capital and retained earnings	$1,203,023	$1,089,232

Treasury stock, at cost 3,402,894 shares in 2003 and 2002	(101,860)	(101,860)

Total shareholders’ equity	$1,101,163	$987,372

Total liabilities and shareholders’ equity	$2,651,337	$2,357,676

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

	(Dollars in thousands)
OPERATING REVENUE:
Management fee revenue	$232,737	$206,575	$439,983	$384,827
Premiums earned	47,219	40,434	92,401	77,653
Service agreement revenue	6,863	7,776	13,347	15,118

Total operating revenue	$286,819	$254,785	$545,731	$477,598

OPERATING EXPENSES:
Cost of management operations	$170,087	$147,504	$324,460	$276,296
Losses and loss expenses incurred	39,364	34,050	76,864	63,387
Policy acquisition and other underwriting expenses	14,135	12,430	27,487	23,927

Total operating expenses	223,586	193,984	428,811	363,610

OTHER INCOME AND EXPENSES:
Net investment income	$14,219	$14,133	$28,538	$26,837
Net realized gains (losses) on investments	3,376	(5,801)	3,969	(4,581)
Equity in (losses) earnings of limited partnerships	(1,420)	2,221	(2,746)	307

Total other income and expenses	$16,175	$10,553	$29,761	$22,563

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	$79,408	$71,354	$146,681	$136,551

Less: provision for income taxes	26,522	23,730	48,982	45,441

Equity in earnings of Erie Family Life Insurance Company, net of tax	$1,572	$202	$2,659	$917

Net income	$54,458	$47,826	$100,358	$92,027

Net income per share (basic and diluted)	$0.77	$0.67	$1.41	$1.29

Weighted average shares outstanding	70,997	71,144	70,997	71,162

Dividends declared per share:
Class A	$0.19	$0.17	$0.38	$0.34
Class B	28.50	25.50	57.00	51.00

See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

		(Dollars in thousands)
Net Income	$54,458	$47,826	$100,358	$92,027

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	46,747	(10,591)	62,348	(24,182)
Less: (Gains) losses included in net income	(3,376)	5,801	(3,969)	4,581

Net unrealized holding gains (losses) arising during period	43,371	(4,790)	58,379	(19,601)
Income tax (expense) benefit related to unrealized gains (losses)	(15,180)	1,676	(20,433)	6,860

Net appreciation (depreciation) of investments	28,191	(3,114)	37,946	(12,741)

Minimum pension liability adjustment	0	0	0	4,315
Less: Tax benefit related to pension liability adjustment	0	0	0	(1,510)

Net pension liability adjustment	0	0	0	2,805

Other comprehensive income (loss), net of tax	28,191	(3,114)	37,946	(9,936)

Comprehensive income	$82,649	$44,712	$138,304	$82,091

     See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$405,448	$344,106
Service agreement fee received	13,347	15,118
Premiums collected	97,480	81,323
Net investment income received	30,845	26,980
Dividends received from Erie Family Life	858	858
Salaries and wages paid	(58,934)	(68,328)
Commissions paid to Agents	(222,733)	(180,283)
General operating expenses paid	(40,555)	(33,749)
Losses and loss adjustment expenses paid	(65,425)	(57,107)
Underwriting and acquisition costs paid	(30,764)	(28,023)
Income taxes paid	(38,036)	(28,296)

Net cash provided by operating activities	$91,531	$72,599

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	($190,723)	($175,188)
Equity securities	(21,752)	(34,308)
Mortgage loans	(1,500)
Limited partnership investments	(18,262)	(22,138)
Sales/maturities of investments:
Fixed maturity sales	90,463	51,937
Fixed maturity calls/maturities	76,330	42,120
Equity securities	33,027	25,779
Mortgage loans	1,819	66
Limited partnership sales or distributions	7,596	14,953
Increase (decrease) in collateral from securities lending	11,156	(30,803)
Sale of property and equipment	32	0
Purchase of property and equipment	0	(1,272)
Purchase of computer software	(1,706)	(322)
Loans to Agents	(1,495)	(1,672)
Collections on Agent loans	2,096	1,328

Net cash used in investing activities	($12,919)	($129,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	($24,504)	($21,857)
Purchase of treasury stock	0	(5,871)

Net cash used in financing activities	($24,504)	($27,728)

Net increase (decrease) in cash and cash equivalents	54,108	(84,649)
Cash and cash equivalents at beginning of period	85,712	119,016

Cash and cash equivalents at end of period	$139,820	$34,367

     See Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(All dollar amounts are in thousands except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property and casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, so called variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. The entity identified as the variable interest entity’s primary beneficiary is required to consolidate the variable interest entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the third quarter 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired after January 31, 2003.

Management is in the process of completing the evaluation of the impact of the Interpretation on the Company’s financial statements. Management believes the Erie Insurance Exchange (Exchange) qualifies as a variable interest entity (VIE) under the Interpretation, and may require consolidation in the Company’s financial statements dependent on the conclusions of the evaluation. Due to the unique relationship of the Company and the Exchange, the complexity of this Interpretation, and other factors, application of the Interpretation is complex. In addition, application of the Interpretation to the Exchange, may result in consolidation of Erie Family Life Insurance Company (EFL) in the Company’s financial statements. Summarized financial statement information prepared on a statutory basis for the Exchange and for EFL on a GAAP-basis and other information relative to the Exchange and EFL is provided in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003. Additional information on the current operations of the Exchange and EFL is contained herein and in Management’s Discussion and Analysis.

Several limited partnership investments were identified as qualifying as VIEs. These limited partnerships do not require consolidation with the Company’s financial statements because the Company is not the primary beneficiary, as defined by the Interpretation. See Note 5 for additional information on our limited partnership investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2002, the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue No. 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations”. The adoption of this standard had no current impact on the Company’s results of operations, financial position or liquidity. Certain provisions of SFAS No. 146 may apply to the Group’s exit from the assumed reinsurance business. However, the Company does not expect to record any material charges under SFAS No. 146 related to the Group’s exit from its assumed reinsurance business during 2003.

NOTE 3 — RECLASSIFICATIONS

Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.

NOTE 4 — EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,085,106 and 63,794,175 at June 30, 2003 and 2002, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (2,880 in 2003 and 3,070 in 2002) at a rate of 2,400 Class A shares for one Class B share. In June 2003, 10 shares of Class B voting stock were converted to 24,000 non voting shares of Class A common stock. Weighted average equivalent shares outstanding totaled 70,997,106 for the quarter ended June 30, 2003 and 71,143,580 for the same period one year ago. For the six months ended June 30, 2003 weighted average equivalent shares outstanding were 70,997,106 compared to 71,162,175 for the six months ended June 30, 2002.

NOTE 5 — INVESTMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — INVESTMENTS (Continued)

Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations. Adjustments to the carrying value of limited partnerships that are considered impaired are recorded as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. In the second quarter of 2003, the Company recognized impairment charges on limited partnerships totaling $480. There were no impairment charges on marketable equity securities or fixed maturities in the second quarter of 2003. In the second quarter of 2002, there were $10,693 impairment charges related to marketable equity securities and fixed maturities and $176 related to limited partnerships. Impairment charges totaled $7,734 for the six months ended June 30, 2003 compared to $12,074 for the six months ended June 30, 2002.

The Company had loaned securities, included as part of its invested assets, with a market value of $53,596 and $42,747 at June 30, 2003 and December 31, 2002, respectively. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Consolidated Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the borrower. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — INVESTMENTS (Continued)

The following is a summary of available-for-sale securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2003

Fixed maturities:
U.S. treasuries & government agencies	$19,297	$703	$1	$19,999
States & political subdivisions	53,362	3,217	32	56,547
Special revenue	117,747	5,654	73	123,328
Public utilities	50,989	5,666	0	56,655
U.S. industrial & miscellaneous	393,971	35,026	493	428,504
Foreign	66,393	8,359	54	74,698

Total bonds	$701,759	$58,625	$653	$759,731

Redeemable preferred stock	23,678	1,219	62	24,835

Total fixed maturities	$725,437	$59,844	$715	$784,566

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	$2,097	$2,645	$0	$4,742
U.S. industrial & miscellaneous	19,145	16,349	196	35,298
Foreign	417	317	0	734

Nonredeemable
preferred stock:
Public utilities	20,102	2,454	6	22,550
U.S. banks, trusts & insurance companies	28,684	2,742	186	31,240
U.S. industrial & miscellaneous	68,694	7,648	357	75,985
Foreign	23,425	2,670	74	26,021

Total equity securities	$162,564	$34,825	$819	$196,570

Total fixed maturities and equity securities	$888,001	$94,669	$1,534	$981,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002

Fixed maturities:
U.S. treasuries & government agencies	$10,279	$554	$0	$10,833
States & political subdivisions	48,394	2,940	0	51,334
Special revenue	98,260	4,994	5	103,249
Public utilities	45,076	2,353	894	46,535
U.S. industrial & miscellaneous	392,894	22,850	3,624	412,120
Foreign	60,920	3,355	1,297	62,978

Total bonds	$655,823	$37,046	$5,820	$687,049
Redeemable preferred stock	20,053	1,076	110	21,019

Total fixed maturities	$675,876	$38,122	$5,930	$708,068

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	$1,030	$554	$171	$1,413
U.S. industrial & miscellaneous	20,478	14,986	1,061	34,403
Foreign	417	282	0	699
Nonredeemable
preferred stock:
Public utilities	18,902	599	135	19,366
U.S. banks, trusts & insurance companies	27,686	1,550	792	28,444
U.S. industrial & miscellaneous	83,655	4,193	2,820	85,028
Foreign	23,425	1,370	70	24,725

Total equity securities	$175,593	$23,534	$5,049	$194,078

Total fixed maturities and equity securities	$851,469	$61,656	$10,979	$902,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — INVESTMENTS (Continued)

The components of net realized (losses) gains on investments as reported in the Consolidated Statements of Operations are included below. There were no impairment charges on fixed maturities or equity securities in the second quarter of 2003. Included in the second quarter of 2002 gross realized losses are impairment charges of $8,366 and $2,327 related to fixed maturities and equity securities, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Fixed maturities:
Gross realized gains	$2,408	$2,460	$9,147	$2,873
Gross realized losses	(41)	(8,411)	(3,423)	(8,419)

Net realized gains (losses)	$2,367	($5,951)	$5,724	($5,546)

Equity securities:
Gross realized gains	$2,027	$6,688	$2,993	$7,570
Gross realized losses	(1,018)	(6,538)	(4,748)	(6,605)

Net realized gains (losses)	$1,009	$150	($1,755)	$965

Net realized gains (losses) on investments	$3,376	($5,801)	$3,969	($4,581)

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

Limited partnerships that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to realizable value. These impairments are made directly on an individual limited partnership basis and are considered a loss in the Equity in Earnings of Limited Partnerships in the Consolidated Statements of Operations. Impairment charges totaling $480 and $176 were recorded in the second quarter of 2003 and 2002, respectively related to private equity limited partnerships. The Components of Equity in Earnings of Limited Partnerships as reported in the Consolidated Statements of Operations are included below.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Private equity	($1,872)	($332)	($3,513)	($3,257)
Real estate	128	2,470	563	3,480
Fixed income	324	83	204	84

Total equity in (losses) earnings of limited partnerships	($1,420)	$2,221	($2,746)	$307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Revenues	$70,905	$55,714
Benefits and expenses	50,660	47,470

Income before income taxes	20,245	8,244
Income taxes	7,025	2,852

Net income	$13,220	$5,392

Comprehensive income	$54,315	$1,992

Dividends paid to shareholders	$3,969	$3,827

Net unrealized appreciation on investment securities at June 30, net of deferred taxes	$77,240	$14,959

Total assets	$1,598,285	$1,389,619

Total shareholders’ equity	$272,808	$224,447

NOTE 7 — NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $15,000 from EFL in the form of a surplus note. This note bears an annual interest rate of 6.45% and all payments of interest and principal on the note may be repaid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. Interest on the surplus note is scheduled to be paid semi-annually. The note will be payable on demand on or after December 31, 2005, subject to approval of the Pennsylvania Insurance Commissioner. EFL paid interest of $484 in the second quarters of 2003 and 2002 to the Company.

An additional surplus note is intended to be issued by EFL to the Company during the second half of 2003 not to exceed $25,000 in exchange for an equivalent amount of cash upon approval of the Pennsylvania Insurance Department. All payments of interest and principal on this second note would only be payable out of unassigned surplus of EFL and would be subject to prior approval by the Pennsylvania Insurance Commissioner. This note is being issued to strengthen the surplus of EFL.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — STATUTORY INFORMATION

Cash and securities with carrying values of $5,512 and $3,493 were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements as of June 30, 2003 and December 31, 2002, respectively.

NOTE 9 — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$100,358	$92,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,504	1,921
Deferred income tax expense (benefit)	884	(1,966)
Amortization of deferred policy acquisition costs	17,288	13,832
Equity in losses (earnings) of limited partnerships	2,746	(307)
Net realized (gains) losses on investments	(3,969)	4,581
Net amortization of bond premium (discount)	438	(288)
Undistributed earnings of Erie Family Life Insurance Company	(2,001)	(127)
Deferred compensation	602	456
Decrease (increase) in accrued investment income	365	(1,490)
Increase in reinsurance recoverable from Erie Insurance Exchange on unpaid losses	(52,513)	(35,590)
Increase in receivables	(75,449)	(88,688)
Policy acquisition costs deferred	(19,419)	(16,929)
Increase in prepaid expenses and other assets	(20,818)	(18,064)
Increase (decrease) in accounts payable and accrued expenses	7,806	(5,883)
Increase in commissions payable and accrued	13,501	16,428
Increase in income taxes payable	0	19,180
Decrease in income taxes receivable	10,263	0
Increase in loss reserves	63,822	41,865
Increase in unearned premiums	46,123	51,641

Net cash provided by operating activities	$91,531	$72,599

15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — COMMITMENTS

The Company has contractual commitments to invest up to $95,100 related to its limited partnership investments at June 30, 2003. These commitments will be funded as required by the partnerships’ agreements which expire through 2007. At June 30, 2003, the total commitment to fund limited partnerships that invest in private equity securities is $54,200, real estate activities is $21,400 and fixed income securities is $19,500. The Company expects to have sufficient cash flows from operations to meet these partnership commitments.

During 2001 and 2002, the Company entered into contracts with various external vendors to provide services related to the eCommerce program. The total outstanding commitment for these contracts at June 30, 2003, was $18,886, of which approximately $15,919 will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2003.

NOTE 11 — SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – SEGMENT INFORMATION (continued)

Summarized financial information for these operations is presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Management Operations:
Operating revenue:
Management fee revenue	$232,737	$206,575	$439,983	$384,827
Service agreement revenue	6,863	7,776	13,347	15,118

Total operating revenue	$239,600	$214,351	$453,330	$399,945
Cost of management operations	170,087	147,504	324,460	276,296

Income before taxes	$69,513	$66,847	$128,870	$123,649

Net income from management operations	$46,300	$44,615	$85,837	$82,498

Insurance Underwriting Operations:
Operating revenue:
Premiums earned:
Commercial lines	$14,211	$11,399	$27,977	$21,981
Personal lines	33,199	28,054	64,075	54,012
Reinsurance	1,022	2,445	1,878	3,757

Total premiums earned (SAP)	48,432	41,898	93,930	79,750
GAAP adjustments	(1,213)	(1,464)	(1,529)	(2,097)

Total premiums earned (GAAP)	$47,219	$40,434	$92,401	$77,653

Operating expenses:
Losses and expenses:
Commercial lines	$16,253	$12,713	$32,280	$24,903
Personal lines	35,523	33,942	71,535	62,592
Reinsurance	3,108	1,789	2,667	2,916

Total losses and expenses (SAP)	54,884	48,444	106,482	90,411
GAAP adjustments	(1,385)	(1,964)	(2,131)	(3,097)

Total losses and expenses (GAAP)	$53,499	$46,480	$104,351	$87,314

(Loss) income before taxes	($6,280)	($6,046)	($11,950)	($9,661)

Net (loss) income from insurance underwriting operations	($4,183)	($4,035)	($7,959)	($6,449)

Investment Operations:
Investment income, net of expenses	$14,219	$14,133	$28,538	$26,837
Net realized gains (losses) on investments	3,376	(5,801)	3,969	(4,581)
Equity in (losses) earnings of limited partnerships	(1,420)	2,221	(2,746)	307

Income before income taxes and before equity in earnings of EFL	$16,175	$10,553	$29,761	$22,563

Equity in earnings of EFL, net of tax	$1,572	$202	$2,659	$917

Net income from investment operations	$12,341	$7,246	$22,480	$15,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — SEGMENT INFORMATION (Continued)

Company management evaluates profitability of its management operations segment principally on the gross margin from management operations while profitability of the insurance underwriting operations segment is evaluated principally based on combined ratio. The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. Investment operations performance is evaluated by Company management based on appreciation of assets, rate of return and overall return.

In the fourth quarter of 2002, the Company began recording an allowance to recognize the management fee anticipated to be returned to the Exchange on mid-term cancellations. The following table presents the management fee revenue by line of business.

	Three Months Ended			Six Months Ended
	June 30%			June 30%
	2003	2002	Change	2003	2002	Change

Private passenger auto	$117,549	$107,330	9.5%	$222,755	$201,844	10.4%
Commercial auto	20,110	17,718	13.5	39,107	34,185	14.4
Homeowner	39,718	33,541	18.4	67,530	56,313	19.9
Commercial multi-peril	26,392	24,036	9.8	51,445	45,372	13.4
Workers’ compensation	20,247	17,674	14.6	42,628	35,778	19.1
All other lines of business	9,721	6,276	54.9	17,918	11,335	58.1

Total	$233,737	$206,575	13.1%	$441,383	$384,827	14.7%

Allowance for management fee returned on cancelled policies	1,000	0		1,400	0

Management fee revenue	$232,737	$206,575		$439,983	$384,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — SEGMENT INFORMATION (Continued)

The growth rate of policies in force and policy retention trends (the percentage of current Policyholders who have renewed their policies) directly impact the Company’s management and property and casualty insurance operating segments. Below is a summary of each by line of business for the Property and Casualty Group’s insurance business.

Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate

03/31/2002	1,469,617	8.3%	1,104,806	10.1%	222,061	12.2%	2,796,484	9.3%
06/30/2002	1,512,335	9.4%	1,146,639	11.4%	231,951	13.4%	2,890,925	10.5%
09/30/2002	1,554,425	10.4%	1,190,651	13.1%	240,410	14.4%	2,985,486	11.8%
12/31/2002	1,591,161	11.1%	1,230,895	14.4%	249,544	16.0%	3,071,600	12.8%
03/31/2003	1,623,429	10.5%	1,263,118	14.3%	257,327	15.9%	3,143,874	12.4%
06/30/2003	1,650,225	9.1%	1,293,575	12.8%	264,423	14.0%	3,208,223	11.0%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers'	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate

03/31/2002	98,926	10.7%	171,283	12.5%	53,320	10.8%	73,392	10.7%	396,921	11.5%
06/30/2002	102,447	11.6%	179,761	13.9%	55,607	11.9%	75,884	11.7%	413,699	12.6%
09/30/2002	105,353	11.8%	185,608	14.4%	57,375	12.5%	78,131	11.5%	426,467	13.0%
12/31/2002	108,069	12.5%	190,787	14.8%	58,930	13.3%	79,772	11.5%	437,558	13.4%
03/31/2003	109,963	11.2%	194,911	13.8%	60,104	12.7%	81,356	10.9%	446,334	12.4%
06/30/2003	112,911	10.2%	201,614	12.2%	61,932	11.4%	83,826	10.5%	460,283	11.3%

		12-mth.
	Total	growth
Date	All Lines	rate

03/31/2002	3,193,405	9.6%
06/30/2002	3,304,624	10.8%
09/30/2002	3,411,953	11.9%
12/31/2002	3,509,158	12.8%
03/31/2003	3,590,208	12.4%
06/30/2003	3,668,506	11.0%

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total

03/31/2002	92.3%	90.9%	90.2%	88.8%	89.3%	88.1%	90.9%
06/30/2002	92.4	91.1	90.4	89.0	89.5	88.2	91.1
09/30/2002	92.5	90.8	90.5	88.7	89.1	88.2	91.1
12/31/2002	92.6	91.0	90.5	88.7	89.4	88.5	91.2
03/31/2003	92.5	91.3	90.6	89.1	90.2	88.5	91.2
06/30/2003	92.2	91.1	90.5	88.4	89.4	88.4	91.0

*CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (the Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 11 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.

BACKGROUND

The Company operates predominantly as a provider of management services including sales, underwriting and policy issuance services to Erie Insurance Exchange (the Exchange) and also as an underwriter of insurance risk through its property and casualty insurance subsidiaries. The financial results of the Exchange are not consolidated with the Company. The Property and Casualty Group, which includes the results of operations of the Exchange and its subsidiary as well as the Company’s three property and casualty insurance subsidiaries, writes personal and commercial lines property and casualty insurance coverages exclusively through over 7,200 independent agents.

RECENT DEVELOPMENTS

The Company is in the process of refining its focus on underwriting profitability, concentrating on initiatives that will achieve a combined ratio of the Property and Casualty Group more in line with historical results. This process requires that new and current projects be prioritized with consideration to the impact on underwriting profitability. Through this process, the Company is taking several actions in support of its underwriting profitability goals: exiting the Property and Casualty Group’s assumed reinsurance business; suspending new agent appointments as of August 15, 2003, through the remainder of 2003; and relaxing the timeframe for the Erie Insurance Group operations in Minnesota.

The Property and Casualty Group plans to exit the assumed reinsurance business effective December 31, 2003, and is examining strategic options around the disposition of this business. The Property and Casualty Group is taking this action in order to align resources around its core business operations – personal and small commercial property and casualty lines, life insurance and fixed annuities – and lessen its underwriting exposure.

The Erie Insurance Group plans to add Minnesota to its service territory, but will not begin operations in Minnesota in the fourth quarter of 2004. The Company is continuing the process of obtaining a license in Minnesota in anticipation of entry into the state at a future date. In regard to agent appointments, year to date, the Company has appointed approximately 40 new agencies. Modifying the agent recruitment goals will give the Company the opportunity to concentrate on underwriting and reunderwriting fundamentals, and allows field staff to accelerate training for newer agents.

The Company estimates the effect of these actions on 2003 net income is immaterial. The effect of these actions on 2004 net income is estimated to be $.09 per share.

OVERVIEW OF OPERATING SEGMENTS

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Income from management operations	$69,513	$66,847	$128,870	$123,649
Underwriting loss	(6,280)	(6,046)	(11,950)	(9,661)
Net revenue from investment operations	17,865	10,771	32,621	23,549

Income before income taxes	$81,098	$71,572	$149,541	$137,537

Net income	$54,458	$47,826	$100,358	$92,027

Net income per share	$0.77	$0.67	$1.41	$1.29

Consolidated net income for the second quarter of 2003 increased 13.9% to $54.5 million from $47.8 million during the same period in 2002. Net income per share increased 14.1% to $.77 in the second quarter of 2003 from $.67 in the second quarter of 2002. Income from management operations grew as a result of a 17.9% increase in direct written premiums of the Property and Casualty Group, which was partially offset by a decrease in the management fee rate for the quarter to 24% from 25% in 2002. Losses continued to outpace premiums on direct business resulting in losses in the insurance underwriting operations for the quarter. Revenue from investment operations increased in 2003 as no impairment charges were recognized on fixed maturities and equity securities in the second quarter of 2003, while impairment charges of $10.7 million were recorded in the second quarter of 2002.

Consolidated net income for the six months ended June 30, 2003 increased 9.1% to $100,358 compared to $92,027 during the same period in 2002. Income from management operations grew

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

as a result of a 19.5% increase in direct written premiums of the Property and Casualty Group. Insurance operations continued to generate losses as the benefits of rate increases and other underwriting actions have yet to be fully realized. Revenue from investment operations increased 38.5% in the first six months of 2003 compared to the same period in 2002. This increase is partially due to lower impairment charges in the first six months of 2003 of $7.7 million compared to $12.1 million for the first six months of 2002.

Net income excluding net realized gains or losses and related federal income taxes increased 1.3% to $52.3 million in the second quarter of 2003 compared to $51.6 million in the second quarter of 2002. For the six months ended June 30, 2003, net income excluding net realized gains and related federal income taxes increased 2.9% to $97.8 million, from $95.0 million reported for the same period in 2002.

The table below reconciles the Company’s GAAP-basis net income to net income excluding net realized gains or losses and related income taxes. Management believes this measure assists the financial statement reader in interpreting and evaluating the financial results of the Company by removing the effects of gains or losses from investment sales and other-than-temporary impairment charges, which could significantly impact the Company’s financial results from one period to another based on the timing of investment sales and resulting gains or losses, which may or may not be recurring and the impact of impairment charges. Net realized gains or losses on investments presented below include amounts recognized for impairment charges for fixed maturities and equity securities of $10.7 million in the second quarter of 2002 and $6.0 million and $10.7 million for the six months ended June 30, 2003 and 2002, respectively. There were no impairment charges for such securities included in net realized gains in the second quarter of 2003.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net income	$54,458	$47,826	$100,358	$92,027

Net realized (gains) losses on investments	(3,376)	5,801	(3,969)	4,581
Income tax expense (benefit) on realized (gains) losses	1,182	(2,030)	1,389	(1,603)
Realized (gains) losses net of income tax expense (benefit)	($2,194)	$3,771	($2,580)	$2,978

Net income excluding net realized (gains) losses and related income taxes	$52,264	$51,597	$97,778	$95,005

The Company has benefited during the first six months of 2003, and expects to continue to benefit, from premium increases by the Property and Casualty Group that have resulted from pricing actions approved by regulators through June 30, 2003. These rate increases accounted for $89.5 million in increased premiums from the Property and Casualty Group for the six months ended June 30, 2003. These increases were primarily related to private passenger automobile and homeowners lines of business premium rate increases realized in the states of Pennsylvania, Ohio and Maryland. Premium rate increases to be recognized in future periods from pricing actions contemplated or filed and awaiting approval are in the private passenger automobile, workers’ compensation and homeowners lines of business primarily in Pennsylvania and Maryland. (See additional discussion of pricing actions in the “Factors That May Affect Future Results” section herein).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management Operations

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Management fee revenue	$232,737	$206,575	$439,983	$384,827
Service agreement revenue	6,863	7,776	13,347	15,118

Total revenue from management operations	$239,600	$214,351	$453,330	$399,945
Cost of management operations	170,087	147,504	324,460	276,296

Income from management operations	$69,513	$66,847	$128,870	$123,649

Gross margin percentage	29.0%	31.2%	28.4%	30.9%

Management fees from the Exchange represented 76.8% and 77.9% of the Company’s total revenues for the second quarter of 2003 and 2002, respectively. For the first six months of 2003 and 2002, management fees from the Exchange represented 76.5% and 76.9%, respectively, of the Company’s total revenues.

The direct and affiliated assumed premiums of the Exchange, on which the management fee revenue is based, grew 17.9% in the second quarter of 2003 to $973.9 million from $826.3 million in the second quarter of 2002. Management fee revenue, rose 12.7% to $232.7 million for the quarter ended June 30, 2003 from $206.6 million for the quarter ended June 30, 2002.

For the first six months of 2003, direct and affiliated assumed premiums of the Exchange increased 19.5% to $1.8 billion compared to $1.5 billion for the first six months of 2002. For the first six months of 2003, management fee revenue increased 14.3% to $440.0 million compared to $384.8 million for the first half of 2002.

The management fee rate was reduced by the Company’s Board of Directors to 24% in 2003 from 25% in 2002. This 1% reduction in the management fee rate resulted in $18.4 million less in management fee revenue for the six months ended June 30, 2003, or a reduction in net income of $.17 per share. Management fees are returned to the Exchange when Policyholders cancel their coverage mid-term and unearned premiums are refunded. In the fourth quarter of 2002, the Company established an estimated allowance for management fees returned on mid-term cancellations. Second quarter 2003 revenues were reduced $1.0 million and year to date 2003 revenues were reduced $1.4 million in recording this allowance. (See also Note 11 “Segment Information” which details management fee revenue by line of business).

Increases in average premium per policy and continuing favorable policy retention rates were contributing factors in the growth of direct written premiums. The average premium per policy increased 10% to $940 for the twelve months ended June 30, 2003 from $855 for the twelve months ended June 30, 2002. The average premium per personal lines policy increased 7.7% while commercial lines increased 15.5% for the twelve months ended June 30, 2003. In private passenger auto, the average premium per policy increased 7.8% to $1,078 for the twelve months ended June 30, 2003 from $1,000 for the twelve months ended June 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Policy retention decreased slightly to 91.0% for the twelve months ended June 30, 2003 from 91.1% for the same period one year ago, for all lines of business combined (see Note 11, “Segment Information” which contains policies in force and policy retention trends by line of business). Policies in force increased 11.0% to 3.7 million at June 30, 2003, from 3.3 million at June 30, 2002.

Personal lines new business premium written decreased 4.3% for the second quarter of 2003 to $88.8 million, from $92.8 million, while commercial lines new premium written decreased 10.0% to $51.0 million, from $56.7 million, during the same period in 2002. The decreases in new business premiums written are partly attributable to the Company addressing underwriting profitability by controlling exposure growth and improving underwriting risk selection as fully discussed in the insurance underwriting operations section. In 2002 an incentive promotion for Erie agencies produced strong new policy growth.

Service agreement revenue decreased by 11.7% to $6.9 million for the second quarter of 2003, from $7.8 million for the same period in 2002. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment plans on policies written by the Property and Casualty Group. The service charge revenue for the second quarter of 2003 was $5.0 million, compared to $4.8 million for the quarter ended June 30, 2002.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. These fees decreased $1.1 million to $1.9 million in the second quarter of 2003 from $3.0 million in the second quarter of 2002. The service fee rate charged the Exchange was reduced from 7% of non-affiliated assumed reinsurance premiums in 2002 to 6% in 2003. This rate reduction resulted in a decrease in service income of $.3 million. The balance of the decrease was due to lower non-affiliated voluntary assumed reinsurance premium written in the second quarter of 2003 of $32.2 million compared to $42.5 million in the same period in 2002. During the 2003 treaty renewal season, the Exchange reduced its aggregate exposure in assumed reinsurance by non-renewal of unprofitable business which in turn impacted the level of service income received.

The cost of management operations increased 15.3% for the second quarter of 2003 to $170.1 million from $147.5 million during the second quarter of 2002. For the six months ended June 30, 2003 the cost of management operations grew by 17.4% to $324.5 million compared to $276.3 million for the same period in 2002.

Commission costs totaled $125.3 million for the second quarter of 2003, a 17.8% increase over the $106.4 million reported in the second quarter of 2002. Commissions to independent Agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent Agents on premiums written, Agent contingency awards and accelerated commissions. Scheduled commissions and Agent contingency awards increased 17.9% to $122.7 million for the quarter ended June 30, 2003 driven by the corresponding increase in premiums written by the Property and Casualty Group of 17.9%. Agent contingency awards are based upon the 36-month underwriting profitability of the direct business written with the Property and Casualty Group by the independent Agent. The estimate for the Agent contingency awards is modeled on a monthly basis using the two prior years actual underwriting data by Agency combined with the current year to date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by Agency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accelerated commissions are offered to newly recruited Agents in addition to normal commission schedules. Charges incurred for accelerated commissions above normal scheduled rate commissions increased $.2 million to $2.6 million for the quarter ended June 30, 2003 compared to $2.4 million for the second quarter of 2002.

The cost of management operations excluding commission costs, increased 9.0% for the three months ended June 30, 2003 to $44.8 million from $41.1 million recorded in the second quarter of 2002. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company’s personnel costs totaled $26.0 million for the three months ended June 30, 2003, compared to $24.0 million for the same period in 2002, an increase of 8.6%. This increase was driven by employment growth of 6.8%. Retirement benefit costs also increased due to lower expected long-term returns on assets and the decrease in the pension and other post-retirement benefit discount rate assumption. Retirement benefit costs totaled $.7 million in the second quarter of 2003, compared to $.1 million in the second quarter of 2002. This current level of expense will be incurred for the remainder of 2003.

Also included in cost of management operations are hardware and infrastructure expenses stemming from the Property and Casualty Group’s eCommerce initiative launched in June 2001. Company expenses totaled $.1 million for the second quarter 2003 compared to $.6 million from the same period one year ago. For the first half of 2003, these costs totaled $.2 million compared to $2.3 million for the first half of 2002. (See additional discussion of this program under the “Factors That May Affect Future Results” section herein)

The gross margins from management operations were 29.0% and 31.2% in the second quarters of 2003 and 2002, respectively. If the management fee and service fee rates, which are currently 24% and 6%, respectively, had remained consistent with the 2002 rates of 25% and 7%, respectively, the gross margin for the second quarter 2003 would have been 31.9%. Gross margins were 28.4% and 30.9% for the first six months of 2003 and 2002, respectively.

Insurance Underwriting Operations

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Premiums earned	$47,219	$40,434	$92,401	$77,653
Losses and loss adjustment expenses incurred	39,364	34,050	76,864	63,387
Policy acquisition and other underwriting expenses	14,135	12,430	27,487	23,927

Total losses and expenses	$53,499	$46,480	$104,351	$87,314

Underwriting loss	($6,280)	($6,046)	($11,950)	($9,661)

GAAP combined ratio	113.3	115.0	112.9	112.4

The underwriting loss from the insurance operations of the Company’s property and casualty insurance subsidiaries, Erie Insurance Company (EIC) and Erie Insurance Company of New York (EINY), increased to $6.3 million during the second quarter of 2003 compared to underwriting losses of $6.0 million during the same period in 2002. The statutory combined ratio for the Property and Casualty Group improved to 105.7 in the second quarter of 2003 compared to 113.4 for the second quarter of 2002 as a result of the improved loss ratio in the private

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

passenger automobile line of business and reduced level of catastrophe losses. The Company’s 5.5% share of the underwriting loss of the Property and Casualty Group under the intercompany pooling agreement decreased to $4.4 million during the second quarter of 2003 compared to $7.0 million during the same period in 2002. Insurance underwriting operations of the Company reflect amounts recognized under the excess-of-loss agreement with the Exchange. During the second quarter of 2003, there was a $1.8 million reversal of reinsurance recoveries that had been recorded in the first quarter of 2003 under this agreement. The amount recoverable under the agreement was reduced as a result of the improved underwriting results for the Property and Casualty Group during the second quarter of 2003. The Company benefited in the second quarter of 2002 by recognizing recoveries of $.9 million under the excess-of-loss agreement that resulted from adverse development of prior accident years. The Company had underwriting losses of $12.0 million and $9.7 million for the first six months of 2003 and 2002, respectively.

The Company’s property and casualty insurance subsidiaries’ 5.5% share of the Property and Casualty Group’s direct business generated underwriting losses of $4.2 million and $6.7 million for the second quarters of 2003 and 2002, respectively. Catastrophe losses decreased to $2.1 million in the second quarter of 2003 compared to $3.5 million in the second quarter of 2002 which benefited the direct business underwriting results. Also contributing to the lower direct losses are the Company’s specific efforts in 2003 to focus on underwriting profitability. The Company is addressing underwriting profitability by instituting programs, including but not limited to, controlling exposure growth, improving underwriting risk selection, controlling loss severity and obtaining additional premium on risks through rate increases. During the two years ended June 30, 2003, rate increases were filed by the Property and Casualty Group, including the Company’s property and casualty subsidiaries, for certain lines of business in various states to offset growing loss costs in those lines of business. The Property and Casualty Group writes one-year policies; therefore, rate increases take 24 months to be reflected fully in earned premium because it takes 12 months to implement the rate increase to all Policyholders and 12 months more to earn fully the increased premiums. (See “Factors That May Affect Future Results, Pricing Actions and Underwriting Initiatives” section herein). For the six months ended June 30, 2003 underwriting losses on direct business were $11.2 million compared to $10.5 million for the same period in 2002.

Catastrophes are an inherent risk of the property and casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company has developed what it believes are reasonable underwriting standards and monitors the Property and Casualty Group’s exposure by geographic region. Effective January 1, 2003, the Property and Casualty Group entered into a reinsurance treaty to mitigate the future potential of a single large catastrophe loss exposure. The agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence. Additionally, EIC and EINY have in effect an all-lines aggregate excess-of-loss agreement with the Exchange (discussed below), which should substantially mitigate the effect of catastrophe losses on the Company’s financial position. The Company’s share of catastrophe losses, as defined by the Property and Casualty Group, was $2.1 million and $3.5 million for the second quarters of 2003 and 2002, respectively. Catastrophe losses were $3.2 million and $3.9 million for the first half of 2003 and 2002, respectively

The Company’s assigned risk buyout program costs, referred to as LAD/CLAD (Limited Assignment Distribution and Commercial Limited Assignment Distribution agreements), are included in the Company’s policy acquisition and other underwriting expenses. These costs decreased to $.2 million in the second quarter of 2003 from $.3 million in the second quarter of 2002. The majority

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of the LAD/CLAD expense is attributable to the program in the state of New York. Contributing to the decrease in 2003 is the Company’s lower rate it negotiated to pay the LAD carrier for 2003 due to anticipated improvements in the loss experience in the residual market in New York. The determination of the amount of residual business each company is assigned in New York includes a credit mechanism for policies written in certain “high-risk” areas of New York State. The Company entered into a contract with another carrier to purchase its excess credits which will reduce the number of assignments made to the Property and Casualty Group in 2003.

Also included in the Company’s policy acquisition and other underwriting expenses is the property and casualty insurance subsidiaries’ share of costs related to the eCommerce initiative. The Company’s share of certain cost associated with the eCommerce initiative totaled $.8 million and $1.0 million in the second quarters of 2003 and 2002, respectively. These costs relate to application development expenses associated with the eCommerce initiative covered under an intercompany technology cost-sharing agreement (“Agreement”). The Agreement provides that the application development costs and the related enabling technology costs, such as technical infrastructure and architectural tools, will be shared among the Property and Casualty Group in a manner consistent with the sharing of property/casualty underwriting results under the existing intercompany pooling agreement. Since the amounts are pooled within the Exchange and ceded to members of the pooling agreement at their participation levels, the Company, by way of its insurance subsidiaries, incurs a 5.5% share of these costs. For the six months ended June 30, 2003, eCommerce cost sharing expenses totaled $1.5 million.

The Company’s property and casualty insurance subsidiaries’ reinsurance business includes its share of the Property and Casualty Group’s unaffiliated voluntary assumed business and reinsurance ceded under the excess-of-loss agreement with the Exchange. The Company’s reinsurance business generated an underwriting loss of $2.1 million in the second quarter of 2003 compared to underwriting income of $.7 million in the second quarter of 2002.

As discussed previously, the second quarter of 2003 included a $1.8 million reversal of reinsurance recoveries that had been recorded in the first quarter of 2003 under the excess-of-loss agreement with the Exchange. The Company benefited in the second quarter of 2002 by recoveries of $.9 million under the excess-of-loss agreement that resulted from adverse development of prior accident years. Recoveries totaled $.1 million for the first six months of 2003 compared to recoveries of $1.6 million for the first six months of 2002.

EIC and EINY’s aggregate excess-of-loss reinsurance agreement with the Exchange limits their net retained share of ultimate net losses in any applicable accident year. Under the agreement, the Exchange assumes losses that exceed 72.5% of the Company’s earned premium for each accident year. The Exchange is liable for 95.0% of the amount of such excess up to, but not exceeding, 15.0% of the Company’s earned premium. EIC and EINY are liable for amounts in excess of the coverage in the excess-of-loss agreement. This reinsurance treaty is excluded from the intercompany pooling agreement. The premium for this coverage was 1.01% of EIC and EINY’s net premium earned in 2002 and was increased to 1.29% in 2003 to reflect current market conditions. In addition, the 2003 contract excluded losses from terrorism, nuclear, biological and chemical events. The premium paid to the Exchange for the agreement totaled $1.2 million during the six months ended June 30, 2003, and $.9 million during the six months ended June 30, 2002. No cash payments have been made between companies in 2003 or 2002 for recoveries under this agreement since related losses are reserved but not yet paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s share of unaffiliated voluntary assumed reinsurance business generated underwriting loss of $.3 million in each of the quarters ended June 30, 2003 and 2002. For each of the six months ended June 30, 2003, the Company’s share of the unaffiliated voluntary assumed reinsurance business generated underwriting income of $.2 million. The Company has been taking measures to improve the underwriting results from its non-affiliated voluntary assumed reinsurance book of business. The effect of these measures was to lower the Property and Casualty Group’s exposure to loss by excluding terrorism coverage on certain contracts, not renewing unprofitable contracts and, at the same time, raising pricing. Pricing in the assumed reinsurance marketplace has firmed considerably since the events of September 11, 2001, and as such, the Company obtained price increases in its 2002 and 2003 treaty renewals.

The combined ratio for the Company’s property and casualty insurance operations calculated under generally accepted accounting principles (GAAP) was 113.3% and 115.0% for the three months ended June 30, 2003 and 2002, respectively. The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. During the second quarter of 2003, this ratio was impacted by 4.5 points related to catastrophe losses incurred and by 1.6 combined ratio points related to eCommerce expenses. The GAAP combined ratio was 112.9 for the first six months of 2003 compared to 112.4 for the same period in 2002.

Investment Operations

	Three Months Ended		Six Months Ended
	June 30		June 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net investment income	$14,219	$14,133	$28,538	$26,837
Net realized gains (losses) on investments	3,376	(5,801)	3,969	(4,581)
Equity in earnings of EFL	1,690	218	2,859	986
Equity in (losses) earnings of limited partnerships	(1,420)	2,221	(2,746)	307

Net revenue from investment operations	$17,865	$10,771	$32,620	$23,549

Net revenue from investment operations for the second quarter of 2003 increased to $17.9 million from $10.8 million in the second quarter of 2002. This increase was principally the result of a $10.4 million reduction in impairment charges being recognized in the second quarter of 2003 compared to the second quarter of 2002. Net revenue from investment operations increased 38.5% for the six months ended June 30, 2003 to $32.6 million compared to $23.5 million for the same period in 2002.

Net realized gains on investments in the second quarter of 2003 of $3.4 million contain no impairment charges on fixed maturities or marketable equity securities. The net realized losses on investments in the second quarter of 2002 of $5.8 million include $10.7 million in impairment charges for fixed maturity and non-redeemable preferred stock investments. For the six months ended June 30, 2003 net realized gains were $4.0 million compared to net realized losses of $4.6 million for the six months ended June 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s performance of its fixed maturities and equity securities compared to selected market indices is presented below.

Pre-tax annualized returns

Two years ended
June 30, 2003

Erie Indemnity Company:
Fixed maturities – corporate	9.37%
Fixed maturities – municipal	6.32 (1)
Preferred stock	10.35 (1)
Common stock	(14.57)
Other indices:
Lehman Brothers Global Aggregate Bond Index – Unhedged	13.45%
Lehman Brothers Global Aggregate Bond Index – Hedged	7.74
S&P 500 Composite Index	(9.31)
_________________

(1)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 9.26% and 12.34%, respectively.

Equity in losses of limited partnerships was $1.4 million for the quarter ended June 30, 2003 compared to earnings of $2.2 million for the same period in 2002. Private equity and fixed income limited partnerships realized losses of $1.5 million for the three months ended June 30, 2003 compared to losses of $.2 million for the same period of 2002. Real estate limited partnerships reflected earnings of $.1 million for the second quarter of 2003 compared to earnings of $2.4 million for the same period of 2002. In the second quarter of 2003, there were impairment charges related to private equity limited partnerships of $.5 million compared to $.2 million in the second quarter of 2002.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At June 30, 2003, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents totaled $1.1 billion, or 40.8%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For common equity securities and equity limited partnerships where the decline in market value is more than 20% below cost for a period exceeding six months, there is a presumption of impairment. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, the Company will sell the investment at a loss, or recognize an impairment charge to operations. For common equity securities and equity limited partnerships that have declined more than 20% below cost for a period exceeding twelve months, the position is either sold or recognized as impaired and a charge to operations is recognized. Common stock impairments are included in realized losses in the Consolidated Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. There were no impairment charges on equity securities in the second quarter of 2003, compared to $2.3 million impairment charges on equity securities in the second quarter of 2002. There were $.5 million and $.2 million of impairment charges on equity limited partnerships for the second quarters of 2003 and 2002, respectively.

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price declines of over 20% for a period greater than six months where the creditworthiness of the issuer indicates a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. There were no impairments recognized in the second quarter of 2003 related to fixed maturity investments. There were $8.4 million of impairment charges on fixed maturities in the second quarter of 2002. (See “Analysis of Investment Operations” section).

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 72.1% and 70.9% of invested assets at June 30, 2003 and December 31, 2002, respectively. The Company does not hedge its exposure to interest rate risk since it has the capacity and intention to hold the fixed maturity positions until maturity. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

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

The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invest. The limited partnership portfolio comprises 9.3% and 9.1% of invested assets at June 30, 2003 and December 31, 2002. These investments consist primarily of equity investments in small and medium size companies and in real estate. The Company does not hedge its exposure to equity price risk inherent in its equity investments. The Company achieves diversification within the limited partnership portfolio by investing in approximately 60 partnerships that have approximately 1,100 distinct investments. The Company continuously monitors the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

Property/casualty insurance liabilities

Reserves for property/casualty insurance unpaid losses and loss adjustment expenses include estimates of a variety of factors such as medical inflation trends, regulatory and judicial rulings, legal settlements, property replacements and repair cost trends, and losses for assumed reinsurance activities. In recent years, certain of these component costs, such as medical inflation trends and legal settlements, have experienced significant volatility and resulted in incurred amounts higher than original estimates. Management has factored these changes in trends into the Company’s loss estimates. Due to the nature of these liabilities, actual results ultimately could vary significantly from the amounts recorded.

At June 30, 2003, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. During the first quarter of 2003, the Company updated its comprehensive review of reinsurance claims related to the World Trade Center attack. At June 30, 2003, total paid claims and case reserves on reported claims total $84.1 million with an additional exposure to adverse development of $47.4 million if every claim ultimately develops into the full layer limit loss. These estimates are based on the September 11th attack being considered one event. If the attack comes to be considered two events, the Company anticipates an additional loss of approximately $22 million. Based on this review, the Company believes the $150 million total loss estimate should be sufficient to absorb any potential development that may occur from the first and/or second event. The Company’s property and casualty insurance subsidiaries share of losses related to the World Trade Center attack amounted to $5.8 million in 2001 net of recoveries under the excess-of-loss reinsurance agreement with the Exchange. No losses were recognized by the Company’s property and casualty subsidiaries in 2002 or 2003 related to the World Trade Center attack.

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

in the top 10% of approximately 3,000 property/casualty insurers rated and represents a superior ability to meet ongoing obligations to policyholders. Each member of the Property and Casualty Group also has a rating of Api (“strong”) from Standard & Poors. A rating of “A” means that the insurer has strong financial security characteristics. The subscript “pi” means the rating was based on publicly available information.

Members of the Property and Casualty Group are also rated by Weiss Ratings, Inc., which is a consumer-oriented rating company that issues ratings designed to provide an independent opinion of an insurance company’s financial strength. The ratings by Weiss Ratings, Inc. for the Exchange and Erie Insurance Company were downgraded in June 2003. The Erie Insurance Exchange was downgraded from a B- (Good) to a C (Fair) and the Erie Insurance Company was downgraded from a B to a B-. The remaining members of the Property and Casualty Group maintained B ratings (Good). Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s products to its Agents and customers.

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

Management fee and other cash settlements due from the Exchange were $208.6 million at June 30, 2003 and $177.2 million at December 31, 2002. A receivable from EFL for cash settlements totaled $2.5 million at June 30, 2003, compared to $2.8 million at December 31, 2002. The Company also has a receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool. The reinsurance recoverable from the Exchange rose 10.5% to $717.3 million at June 30, 2003 from $649.0 million at December 31, 2002. The increases are the result of corresponding increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The increase in direct loss reserves, loss adjustment expense reserves and unearned premium reserves ceded to the Exchange is a result of a corresponding increase in direct premium written by the Company’s property/casualty insurance subsidiaries. The increase in direct written premium of the subsidiaries of the Company that is ceded to the Exchange was 18.8% and 26.2% for the six month period ended June 30, 2003 and 2002, respectively. Total receivables from the Exchange represented 12.1% of the Exchange’s assets at June 30, 2003, and 11.8% at December 31, 2002. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company generates sufficient net positive cash flow from its operations to fund its commitments and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $91.5 million and $72.6 million for the six months ended June 30, 2003 and 2002, respectively.

Dividends declared and paid to shareholders for the six months ended June 30, 2003 and 2002, totaled $24.5 million and $21.9 million, respectively. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from insurance subsidiaries are not material to the Company’s cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Financial Condition of the Exchange

The financial condition of the Company is dependent on that of the Exchange. The Exchange’s profitability and surplus levels are considered by the Company’s Board of Directors in setting the management fee rate. Management fee revenues, which accounted for 76.8% of the Company’s revenues for the second quarter of 2003, are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have a 5.5% participation. Finally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

The financial statements of the Exchange are prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC’s Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. The Exchange does not, nor is it required to, prepare financial statements in accordance with GAAP.

Financial statements prepared under SAP generally provide a more conservative approach than under GAAP. Under SAP, the principle focus is on the solvency of the insurer in order to protect the interests of the policyholders. Some significant differences between SAP and GAAP include the following:

•	SAP records certain invested assets, principally fixed maturity securities at amortized cost versus fair market value;

•	SAP recognizes policy issuance expenses when incurred and does not allow for the establishment of deferred policy acquisition cost assets. Under permitted accounting practices for reciprocal insurers domiciled in the state of Pennsylvania the Exchange records deferred policy acquisition costs as a contra-liability offsetting its unearned premium liability on its statements of financial condition;

•	Statutory deferred tax calculations include certain aspects provided under GAAP accounting with modifications for the realization criteria of deferred tax assets and the recording of the impact of changes in its deferred tax balances;

•	GAAP requires the establishment of an asset for the estimated salvage and subrogation that will be recovered in the future. In accordance with SAP a company may establish this recoverable but is not required to do so. The Exchange does not record a salvage and subrogation recovery receivable on its statements of financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The selected financial data below as of and for the six months ended June 30, 2003 and 2002 is derived from the Exchange’s unaudited financial statements prepared in accordance with SAP. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The financial data set forth below is only a summary.

Selected Financial Data of the Exchange

	Three Months Ended		Six Months Ended
	June 30		June 30

(in thousands)	2003	2002	2003	2002
(Statutory Accounting Basis)	(unaudited)		(unaudited)

Premiums earned	$832,147	$719,877	$1,634,794	$1,386,306

Losses and loss adjustment expenses	$643,028	$601,741	$1,322,883	$1,117,656
Insurance underwriting and other expenses*	266,195	246,679	508,865	466,009

Net underwriting loss	($77,076)	($128,543)	($196,954)	($197,359)

Net investment income	57,110	60,256	111,175	113,999
Net realized gains (loss)	111,569	(71,998)	78,214	(74,834)
Federal income tax benefit	(5,151)	(25,809)	(46,681)	(36,184)

Net income (loss)	$96,754	($114,476)	$39,116	($122,010)

*	Includes management fees and service fees paid or accrued to the Company

	As of

	June 30,	December 31,
(In thousands) (Statutory Accounting Basis)	2003	2002

	(Unaudited)

Cash and invested assets	$6,585,491	$5,967,051
Total assets	7,633,674	7,007,803

Claims and unearned premium reserves	4,316,262	3,962,218
Total liabilities	5,342,289	4,892,032

Policyholders’ surplus	$2,291,385	$2,115,771

The Exchange’s Policyholders’ surplus has increased 8.3% during the six months ended June 30, 2003 primarily as a result of realized and unrealized gains from investments.

The Exchange’s cash and invested assets consist of:

	Carrying value at
	June 30,		December 31,
(in thousands)	2003	%	2002	%

Equity securities:
Common stock	$1,950,499	29.6%	$2,192,387	36.7%
Preferred stock	510,495	7.8	477,636	8.0
Fixed maturities	2,969,144	45.1	2,327,467	39.0
Limited partnerships	447,250	6.8	412,656	7.0
Real estate mortgage loans	11,304	.2	11,952	.2
Properties occupied by the Exchange	41,140	.6	39,278	.6
Cash and cash equivalents	655,659	9.9	505,675	8.5

Total invested assets	$6,585,491	100.0%	$5,967,051	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Common equity securities represent a significant portion of the Exchange’s investment portfolio and surplus and are exposed to price risk, volatility of the capital markets and general economic conditions. During the second quarter of 2003, the Exchange initiated a planned re-allocation of its invested assets with the intent of lessening its exposure to common stock investments. During the second quarter of 2003, the Exchange had realized and unrealized capital gains of $334.0 million on its common stock portfolio. During the same period the Exchange generated proceeds from the sale of its common stock investments of $598.4 million, which included $102.4 million in realized gains. The weighted average current price to trailing twelve months earnings ratio of the Exchange’s common stock portfolio was 21.53 at June 30, 2003 and 26.05 at June 20, 2002. The Standard & Poors composite price to trailing twelve months earnings ratio was 31.64 at June 30, 2003 and 42.08 at June 30, 2002.

The underwriting loss of the Exchange for the six months ended June 30, 2003 was $77.1 million compared to an underwriting loss of $128.5 million during the same period in 2002. (See “Analysis of Insurance Underwriting Operations”.)

To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus will be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate received by the Company could be further reduced.

Pricing Actions and Underwriting Initiatives

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines. Pricing actions contemplated or taken by the insurers of the Property and Casualty Group are subject to various regulatory requirements of the states in which the insurers operate. Premium increases realized in the first six months of 2003 totaled $89.5 million. Premium increases anticipated due to pricing actions approved through June 30, 2003, could amount to approximately $105.8 million in additional premium for the Property and Casualty Group in the second half of 2003 and $61.9 million in premium for the Property and Casualty Group in 2004. There is also the potential for an additional $10.7 million in premium for the Property and Casualty Group in 2003 and $166.6 million in 2004 resulting from pricing actions contemplated or filed and awaiting approval. There is no assurance that such pricing actions will be approved by state regulators. The majority of the anticipated increase stems from the private passenger and homeowners lines of business while significant rate increases are also being taken in the commercial lines of business. Further rate actions continue to be contemplated for 2003. Price increases can reduce the Property and Casualty Group’s ability to attract new Policyholders and to retain existing Policyholders because of the possibility of acquiring coverage for less premium from other insurers.

In addition to pricing actions, the Property and Casualty Group has issued and is implementing revised underwriting and reunderwriting standards, the criteria under which Policyholders are selected or renewed and premium rates are determined. The revised underwriting standards will

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Catastrophe Risk

The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires and explosions. Effective January 1, 2003, the Property and Casualty Group entered into a reinsurance treaty to mitigate the future potential catastrophe loss exposure. Catastrophe insurance had not been acquired since 1993. The 2003 agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence. No loss recoverables were recorded under this treaty at June 30, 2003.

Information Technology Costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales. The second major component of the eCommerce program (network and desktop hardware deployment) and the release of the new web interface to a limited number of Agents and employees was completed in 2002. The Erie Insurance Group is working with a well-known provider of information technology services and solutions, to develop the Erie Insurance Group’s eCommerce system named ERIEConnectionsm. This service provider is the chief integrator and co-manager of the eCommerce program and is providing software applications that meet the Company’s needs. Through June 30, 2003, the Erie Insurance Group has spent $140.9 million on its current technology development efforts. The Erie Insurance Group expects to incur additional expenses of $37.1 million over the next two years for a total program cost of $178 million. The Company’s share of the costs remaining for implementation under the eCommerce program amounts to $2.0 million, ($1.3 million and $.02 per share, after taxes). These costs will be incurred over the next two years.

Exposure to Losses for Mold

The industry continues to work to understand mold and toxic mold and control exposures and losses involving property damage and personal injuries, arguably related to mold. Due to media coverage and heightened awareness, the Property and Casualty Group is seeing an increase in the number of claims with a mold component from both second party and third party coverages in personal and commercial lines. While the level of activity has not reached significant proportions,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

this trend is expected to continue. The costs associated with these losses, both investigative and remedial, will continue to rise. At June 30, 2003, approximately 2,300 mold or mold- related claims had been submitted to the Property and Casualty Group. Over 1,600 of these claims have been settled with an average loss and loss adjustment expense paid of approximately $4,000.

Mold exclusions and limitations for commercial lines have been approved with effective dates of June 1, 2003, for liability coverages and August 1, 2003, for property coverages in all states except Maryland and New York. Filings for mold exclusions and limitations are in process in the state of Maryland. The state of New York has disapproved any mold exclusions or limitations on commercial lines. Exclusions and limitations in personal lines policies were filed, have been approved and became effective February 1, 2003, in six states in which the Property and Casualty Group writes business, including Pennsylvania. The remaining states filings are in various stages.

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

ERIE attempted to appeal the court order granting certification of the class. ERIE filed a Petition for Review with the Pennsylvania Superior Court. On August 8, 2002, the Superior Court denied ERIE’s Petition for Review. ERIE then filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania. On November 27, 2002, the Supreme Court denied ERIE’s Petition for Allowance of Appeal.

ERIE filed a Class Certification Joinder Complaint against several individuals and/or entities that are the manufacturers and/or distributors of non-OEM crash parts. The Joinder Complaint asserts causes of action against the manufacturers and/or distributors of the non-OEM parts.

ERIE and the Plaintiffs have entered into a Settlement Agreement and a Motion for Preliminary Approval has been filed with the Court. Although the terms of the settlement are still subject to Court Approval, the terms of the Settlement Agreement call for ERIE to pay $6,250,000 into a Settlement Fund. ERIE is to pay the sum of $750,000 within 10 days of the Court’s entry of the Preliminary Approval Order. ERIE is to pay the remaining $5,500,000 into the Settlement Fund within 10 days of the Settlement Agreement becoming final. The terms of the Settlement Agreement specifically state that under no circumstances shall ERIE be required to make any other payment in connection with the settlement. The Court held a hearing on the motion for Preliminary Approval on June 5, 2003. The Court has not made a ruling on the motion for Preliminary Approval. As the likelihood of the settlement is probable, ERIE recorded an accrual in the estimated amount of $6,250,000 in March 2003. The Company’s share of $.3 million was also recorded in March 2003. It is possible that the settlement will not be finalized and/or approved by the Court. If the settlement is not finalized and/or approved by the Court, it is still too early to assess the probable outcome of the amount of damages of this civil class action lawsuit. The Company believes that ERIE has meritoriously legal and factual defenses to the lawsuit and these defenses will be pursued vigorously if the Court does not approve and/or finalize the settlement.

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

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (“Act”), establishing a program for commercial property and casualty losses, including workers’ compensation, resulting from foreign acts of terrorism. The Act requires commercial insurers to make terrorism coverage available immediately and provides limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the second year to $15 billion in the third year. The federal government will pay 90% of covered terrorism losses that exceed retention levels. The Act is scheduled to expire on December 31, 2005. Personal lines are not included under the protection of the Act, and state regulators have not approved exclusions for acts of terrorism on personal lines policies. The Property and Casualty Group could incur large unexpected losses if future terrorist attacks occur.

The Erie Insurance Group has taken the steps necessary to comply with the Act by providing notices to all commercial Policyholders, disclosing the premium, if any, attributable to coverage for acts of terrorism, as defined in the Act, and disclosing federal participation in payment of terrorism losses. The Act pre-empted any exclusion or provision in place prior to November 26, 2002 that excluded or limited coverage for losses from foreign acts of terrorism. Insurers may exclude coverage for foreign acts of terrorism if the Policyholder accepts an exclusion and rejects coverage or fails to pay additional premium charges, after notice is given. The Erie Insurance Group is evaluating systems and procedures and developing a rate structure and guidelines to accommodate premium charges for terrorism coverage where deemed appropriate for new and renewal commercial policies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Asbestos

The insurance industry as a whole faces a challenge in the area of asbestos litigation. According to insurance industry trade associations, there are currently over 200,000 asbestos lawsuits filed in courts throughout the United States and approximately 40,000 new claims are filed each year. Asbestos has already cost defendants over $200 billion to defend or settle. The Property and Casualty Group’s exposure to asbestos claims is currently quite limited, as shown by the $17 million in reserves that have been set aside by the Property and Casualty Group for asbestos claims.

Senate Bill 1125, which would create the Fairness in Asbestos Injury Resolution Act of 2003, is currently pending in the United States Senate. The premise of the bill is to remove asbestos claims from the tort litigation system and resolve them through a federally based administrative system that would pay claimants pre-determined amounts depending on their proven medical impairment. Payments would be made from a trust fund, funded by insurers and asbestos defendants. The insurers and defendants, in return, would be protected from being sued in court for most asbestos-related claims. If the bill passes, the insurance industry would be responsible for funding a certain share of the trust fund (currently $52 billion). The industry would then have the option of agreeing on an allocation of that amount among individual insurers or, failing agreement, an allocation commission would be established by the federal government to allocate responsibility for funding the insurance industry’s share among individual insurers.

Passage of Senate Bill 1125 is far from certain. Similarly, attempts by industry groups to agree on a formula for allocating responsibility for the insurance industry’s share of the trust fund among individual insurers have as yet been unsuccessful. All proposed allocations to which members of the Property and Casualty Group have been privy, however, have resulted in proposed allocations to the Property and Casualty Group that are reasonably near what management believes the likely asbestos exposure of the Property and Casualty Group to be.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2002 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the six months ended June 30, 2003. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

ERIE and the Plaintiffs have entered into a Settlement Agreement and a Motion for Preliminary Approval has been filed with the Court. Although the terms of the settlement are still subject to Court Approval, the terms of the Settlement Agreement call for ERIE to pay $6,250,000 into a Settlement Fund. ERIE is to pay the sum of $750,000 within 10 days of the Court’s entry of the Preliminary Approval Order. ERIE is to pay the remaining $5,500,000 into the Settlement Fund within 10 days of the Settlement Agreement becoming final. The terms of the Settlement Agreement specifically state that under no circumstances shall ERIE be required to make any

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

other payment in connection with the settlement. The Court held a hearing on the motion for Preliminary Approval on June 5, 2003. The Court has not made a ruling on the motion for Preliminary Approval. As the likelihood of the settlement is probable, ERIE recorded an accrual in the estimated amount of $6,250,000 in March 2003. It is possible that the settlement will not be finalized and/or approved by the Court. If the settlement is not finalized and/or approved by the Court, it is still too early to assess the probable outcome of the amount of damages of this civil class action lawsuit. The Company believes that ERIE has meritoriously legal and factual defenses to the lawsuit and these defenses will be pursued vigorously if the Court does not approve and/or finalize the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2003, the Registrant held its Annual Meeting of Shareholders:

The following directors were elected for a one-year term and until a successor is elected and qualified:

Kaj Ahlmann	C. Scott Hartz
John T. Baily	F. William Hirt
Samuel P. Black, III	Samuel P. Katz
J. Ralph Borneman, Jr.	Claude C. Lilly, III
Wilson C. Cooney	Jeffrey A. Ludrof
Patricia Garrison-Corbin	Jan R. Van Gorder, Esq.
John R. Graham	Robert C. Wilburn
Susan Hirt Hagen

A change to the long-term incentive plan was approved to increase the maximum value of phantom share units that may be earned by any participant from $.5 million to $1 million in any performance period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On April 24, 2003, the Company filed a report on Form 8-K reporting under Item 9, the Company’s results for the first quarter of 2003. The results were discussed for the quarter based on the three primary segments, management operations, insurance underwriting operations and investment operations. The Company’s Consolidated Statements of Operations, Consolidated Statements of Operations Segment Basis, Consolidated Statements of Financial Position, Segment Information and Selected Financial Data of Erie Insurance Exchange were included in the filing.

ITEM 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Class A weighted average common shares outstanding (stated value $.0292)	64,085,106	63,775,580	64,085,106	63,794,175
Class B common shares outstanding (stated value $70) Conversion of Class B shares to Class A shares (one share of Class B For 2,400 shares of Class A)	6,912,000	7,368,000	6,912,000	7,368,000

Total weighted average shares outstanding	70,997,106	71,143,580	70,997,106	71,162,175

Net income	$54,457,671	$47,825,511	$100,357,772	$92,027,092

Net income per share	$0.77	$0.67	$1.41	$1.29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)

Date: July 24, 2003	/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO