Form 10-Q
period 2003-09-30
ERIE INDEMNITY CO
filed 2003-10-29
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

Commission file number 0-24000

ERIE INDEMNITY COMPANY

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0466020

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip Code)

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

Class A Common Stock, no par value, with a stated value of $.0292 per share— 64,089,906 shares as of October 22, 2003.

Class B Common Stock, no par value, with a stated value of $70 per share— 2,878 shares as of October 22, 2003.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Position—September 30, 2003 and December 31, 2002

Consolidated Statements of Operations—Three and nine months ended September 30, 2003 and 2002

Consolidated Statements of Comprehensive Income—Three and nine months ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows—Nine months ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements—September 30, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Item 11.	Statement Regarding Computation of Per Share Earnings

SIGNATURES

PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
INVESTMENTS

Fixed maturities at fair value (amortized cost of $813,749 and $675,876, respectively)	$862,962	$708,068

Equity securities at fair value (cost of $158,553 and $175,593, respectively)	192,173	194,078

Limited partnerships (cost of $93,468 and $85,709, respectively)	105,609	91,046

Real estate mortgage loans	5,216	5,567

Total investments	$1,165,960	$998,759

Cash and cash equivalents	82,102	85,712

Accrued investment income	12,376	10,892

Premiums receivable from Policyholders	279,858	239,704

Prepaid federal income tax	0	12,000

Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	667,679	577,917

Ceded unearned premiums to Erie Insurance Exchange	96,029	71,091

Note receivable from Erie Family Life Insurance Company	40,000	15,000

Other receivables from Erie Insurance Exchange and affiliates	217,355	180,041

Reinsurance recoverable non-affiliates	491	232

Deferred policy acquisition costs	24,878	21,713

Property and equipment	14,163	14,378

Equity in Erie Family Life Insurance Company	55,045	48,545

Prepaid pension	53,350	40,352

Other assets	42,550	41,340

Total assets	$2,751,836	$2,357,676

(Continued)

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

	(Unaudited)
LIABILITIES

Unpaid losses and loss adjustment expenses	$824,568	$717,015

Unearned premiums	463,620	393,091

Commissions payable and accrued	153,786	135,311

Securities lending collateral	62,685	43,916

Accounts payable and accrued expenses	50,661	39,139

Federal income taxes payable	2,516	0

Deferred income taxes	26,483	12,618

Dividends payable	12,259	12,250

Employee benefit obligations	20,330	16,964

Total liabilities	$1,616,908	$1,370,304

SHAREHOLDERS’ EQUITY

Capital Stock

Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,492,800 and 67,440,000 shares issued, respectively; 64,089,906 and 64,037,106 shares outstanding, respectively	$1,969	$1,967

Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,878 and 2,900 shares authorized, issued and outstanding, respectively	201	203

Additional paid-in capital	7,830	7,830

Accumulated other comprehensive income	66,417	38,685

Retained earnings	1,160,371	1,040,547

Total contributed capital and retained earnings	$1,236,788	$1,089,232

Treasury stock, at cost 3,402,894 shares in 2003 and 2002	(101,860)	(101,860)

Total shareholders’ equity	$1,134,928	$987,372

Total liabilities and shareholders’ equity	$2,751,836	$2,357,676

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Dollars in thousands)
OPERATING REVENUE:

Management fee revenue	$231,747	$209,068	$671,730	$593,895

Premiums earned	48,358	42,171	140,759	119,824

Service agreement revenue	6,667	1,192	20,014	16,310

Total operating revenue	$286,772	$252,431	$832,503	$730,029

OPERATING EXPENSES:

Cost of management operations	$169,752	$144,801	$494,212	$421,097

Losses and loss expenses incurred	38,723	35,044	115,587	98,431

Policy acquisition and other underwriting expenses	14,578	13,416	42,065	37,343

Total operating expenses	223,053	193,261	651,864	556,871

OTHER INCOME AND EXPENSES:

Net investment income	$14,477	$13,867	$43,015	$40,705

Net realized gains (losses) on investments	1,846	(4,047)	5,815	(8,628)

Equity in earnings (losses) of limited partnerships	1,311	803	(1,435)	1,110

Total other income and expenses	$17,634	$10,623	$47,395	$33,187

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	$81,353	$69,793	$228,034	$206,345

Less: provision for income taxes	27,124	23,730	76,107	69,171

Equity in earnings of Erie Family Life Insurance Company, net of tax	$2,008	$99	$4,668	$1,015

Net income	$56,237	$46,162	$156,595	$138,189

Net income per share (basic and diluted)	$0.79	$0.65	$2.21	$1.94

Weighted average shares outstanding	70,997	71,006	70,997	71,109

Dividends declared per share:

Class A	$0.19	$0.17	$0.57	$0.51

Class B	28.50	25.50	85.50	76.50

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Dollars in thousands)
Net Income	$56,237	$46,162	$156,595	$138,189

Unrealized (losses) gains on securities:

Unrealized holding (losses) gains arising during period	(13,867)	5,153	48,481	(19,030)

Less: (Gains) losses included in net income	(1,846)	4,047	(5,815)	8,628

Net unrealized holding (losses) gains arising during period	(15,713)	9,200	42,666	(10,402)

Income tax benefit (expense) related to unrealized (losses) gains	5,500	(3,220)	(14,933)	3,641

Net (depreciation) appreciation of investments	(10,213)	5,980	27,733	(6,761)

Minimum pension liability adjustment	0	0	0	4,315

Less: Tax benefit related to pension liability adjustment	0	0	0	(1,510)

Net pension liability adjustment	0	0	0	2,805

Other comprehensive (loss) income, net of tax	(10,213)	5,980	27,733	(3,956)

Comprehensive income	$46,024	$52,142	$184,328	$134,233

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Management fee received	$631,077	$550,947

Service agreement fee received	20,014	16,310

Premiums collected	149,536	127,265

Net investment income received	44,607	39,938

Dividends received from Erie Family Life	1,288	1,287

Salaries and wages paid	(81,693)	(89,957)

Commissions paid to Agents	(342,888)	(275,357)

General operating expenses paid	(50,726)	(47,787)

Losses and loss adjustment expenses paid	(98,055)	(86,729)

Underwriting and acquisition costs paid	(45,767)	(42,095)

Income taxes paid	(61,404)	(58,848)

Net cash provided by operating activities	$165,989	$134,974

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investments:

Fixed maturities	($389,890)	($248,428)

Equity securities	(29,780)	(41,655)

Mortgage loans	(1,500)	0

Limited partnership investments	(26,433)	(34,448)

Sales/maturities of investments:

Fixed maturity sales	148,064	83,978

Fixed maturity calls/maturities	110,872	80,950

Equity securities	44,938	33,949

Mortgage loans	1,851	99

Limited partnership sales or distributions	16,575	22,028

Increase (decrease) in collateral from securities lending	18,769	(9,737)

Sale of property and equipment	0	0

Purchase of property and equipment	(96)	(1,334)

Purchase of computer software	(1,987)	(359)

Loans to Agents	(2,178)	(2,527)

Collections on Agent loans	2,958	2,000

Net cash used in investing activities	($107,837)	($115,484)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid to shareholders	($36,762)	($32,763)

Issuance of note receivable to Erie Family Life Insurance Company	(25,000)	0

Purchase of treasury stock	0	(8,487)

Cash used in financing activities	($61,762)	($41,250)

Net decrease in cash and cash equivalents	(3,610)	(21,760)

Cash and cash equivalents at beginning of period	85,712	97,950

Cash and cash equivalents at end of period	$82,102	$76,190

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts are in thousands except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property and casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN46), “Consolidation of Variable Interest Entities.” This Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights, so called variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. If an entity is identified as the variable interest entity’s primary beneficiary is required to consolidate the variable interest entity. Effective October 9, 2003, the FASB issued a Staff Position deferring the effective date for applying the provisions of FIN46 for variable interest entities created before February 1, 2003. The new application date is the first interim or annual period ending after December 15, 2003.

Management has evaluated the impact of the Interpretation on the Company’s financial statements and believes that under current standards the Erie Insurance Exchange (Exchange) qualifies as a variable interest entity (VIE) under the Interpretation and will require consolidation in the Company’s financial statements for the year ended December 31, 2003. In addition, application of the Interpretation to the Exchange will result in consolidation of Erie Family Life Insurance Company (EFL) in the Company’s financial statements. The consolidation of the Exchange and EFL in the December 31, 2003 annual reports will change the presentation of the Company’s financial statements to include all member companies of the Erie Insurance Group. However, the Company’s net income and shareholders’ equity are not expected to change as a result of consolidating the Exchange and EFL as part of the Company’s financial statements.

Summarized financial statement information prepared on a statutory basis for the Exchange and for EFL on a GAAP-basis and other information relative to the Exchange and EFL is provided in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003. Additional information on the current operations of the Exchange and EFL as well as a discussion of the relationships of the member companies of the Erie Insurance Group, is contained in Management’s Discussion and Analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – RECLASSIFICATONS

Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.

NOTE 4 — EARNINGS PER SHARE

Earnings per share is based on the weighted average number of Class A shares outstanding (64,089,906 and 63,789,404 at September 30, 2003 and 2002, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (2,878 in 2003 and 3,050 in 2002) at a rate of 2,400 Class A shares for one Class B share. In July 2003, two shares of Class B voting stock were converted to 4,800 non voting shares of Class A common stock. Weighted average equivalent shares outstanding totaled 70,997,106 for the quarter ended September 30, 2003 and 71,006,149 for the same period one year ago. For the nine months ended September 30, 2003 weighted average equivalent shares outstanding were 70,997,106 compared to 71,109,404 for the nine months ended September 30, 2002.

NOTE 5 — INVESTMENTS

Marketable equity securities consist primarily of common and non redeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Management considers all fixed maturities and marketable equity securities available-for-sale. Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates such designation as of each statement of financial position date. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to estimated realizable value. Investment impairments are evaluated on an individual security position basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations. Adjustments to the carrying value of limited partnerships that are considered impaired are recorded as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. There were no impairment charges on marketable equity securities or fixed maturities in the third quarter of 2003. In the third quarter of 2002, there were $6,975 impairment charges related to fixed maturities. In the third quarter of 2003, the Company recognized impairment charges on limited partnerships totaling $594. There were no limited partnership impairments in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002 impairment charges totaled $8,327 and $19,049, respectively.

The Company had loaned securities, included as part of its invested assets, with a market value of $61,053 and $42,747 at September 30, 2003 and December 31, 2002, respectively. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Consolidated Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — INVESTMENTS (Continued)

     The following is a summary of available-for-sale securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2003

Fixed maturities:

U.S. treasuries & government agencies	$14,508	$545	$33	$15,020

States & political subdivisions	59,740	2,864	55	62,549

Special revenue	132,321	4,868	102	137,087

Public utilities	54,609	4,097	58	58,648

U.S. industrial & miscellaneous	443,992	28,623	960	471,655

Foreign	84,446	8,475	126	92,795

Total bonds	$789,616	$49,472	$1,334	$837,754

Redeemable preferred stock	24,133	1,144	69	25,208

Total fixed maturities	$813,749	$50,616	$1,403	$862,962

Equity securities:

Common stock:

U.S. banks, trusts & insurance companies	$1,020	$2,628	$0	$3,648

U.S. industrial & miscellaneous	19,128	18,215	181	37,162

Foreign	1,493	580	0	2,073

Nonredeemable preferred stock:

Public utilities	21,542	1,808	15	23,335

U.S. banks, trusts & insurance companies	28,574	2,119	306	30,387

U.S. industrial & miscellaneous	66,921	7,034	321	73,634

Foreign	19,875	2,115	56	21,934

Total equity securities	$158,553	$34,499	$879	$192,173

Total fixed maturities and equity securities	$972,302	$85,115	$2,282	$1,055,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002

Fixed maturities:

U.S. treasuries & government agencies	$10,279	$554	$0	$10,833

States & political subdivisions	48,394	2,940	0	51,334

Special revenue	98,260	4,994	5	103,249

Public utilities	45,076	2,353	894	46,535

U.S. industrial & miscellaneous	392,894	22,850	3,624	412,120

Foreign	60,920	3,355	1,297	62,978

Total bonds	$655,823	$37,046	$5,820	$687,049

Redeemable preferred stock	20,053	1,076	110	21,019

Total fixed maturities	$675,876	$38,122	$5,930	$708,068

Equity securities:

Common stock:

U.S. banks, trusts & insurance companies	$1,030	$554	$171	$1,413

U.S. industrial & miscellaneous	20,478	14,986	1,061	34,403

Foreign	417	282	0	699

Nonredeemable preferred stock:

Public utilities	18,902	599	135	19,366

U.S. banks, trusts & insurance companies	27,686	1,550	792	28,444

U.S. industrial & miscellaneous	83,655	4,193	2,820	85,028

Foreign	23,425	1,370	70	24,725

Total equity securities	$175,593	$23,534	$5,049	$194,078

Total fixed maturities and equity securities	$851,469	$61,656	$10,979	$902,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — INVESTMENTS (Continued)

The components of net realized gains (losses) on investments as reported in the Consolidated Statements of Operations are included below. There were no impairment charges on fixed maturities or equity securities in the third quarter of 2003. Included in the third quarter of 2002 gross realized losses are impairment charges of $6,975 related to fixed maturities.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Fixed maturities:

Gross realized gains	$2,091	$2,585	$11,237	$5,515

Gross realized losses	(119)	(7,006)	(3,541)	(15,425)

Net realized gains (losses)	$1,972	($4,421)	$7,696	($9,910)

Equity securities:

Gross realized gains	$285	$475	$3,278	$7,989

Gross realized losses	(411)	(101)	(5,159)	(6,707)

Net realized (losses) gains	($126)	$374	($1,881)	$1,282

Net realized gains (losses) on investments	$1,846	($4,047)	$5,815	($8,628)

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

Limited partnerships that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to realizable value. These impairments are made directly on an individual limited partnership basis and are considered a loss in the Equity in Earnings of Limited Partnerships in the Consolidated Statements of Operations. Impairment charges totaling $594 were recorded in the third quarter of 2003 related to private equity limited partnerships. There were no impairment charges on limited partnerships in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, impairment charges on limited partnerships were $2,320 and $1,381, respectively. The Components of Equity in Earnings of Limited Partnerships as reported in the Consolidated Statements of Operations are included below.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Private equity	($333)	$524	($3,846)	($2,734)

Real estate	1,374	232	1,937	3,712

Fixed income	270	47	474	132

Total equity in earnings (losses) of limited partnerships	$1,311	$803	($1,435)	$1,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.

     The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Revenues	$110,001	$79,598

Benefits and expenses	74,467	70,604

Income before income taxes	35,534	8,994

Income taxes	12,330	3,112

Net income	$23,204	$5,882

Comprehensive income	$36,010	$18,675

Dividends paid to shareholders	$5,954	$5,812

	As of

	September 30,	December 31,
	2003	2002

Total assets	$1,619,008	$1,389,619

Net unrealized appreciation on investment securities, net of deferred taxes	$48,951	$36,145

Total shareholders’ equity	$252,519	$224,447

NOTE 7 — NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $40,000 from EFL in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. The first note, in the amount of $15,000, bears an annual interest rate of 6.45% and will be payable on demand on or after December 31, 2005, subject to the approval of the Pennsylvania Insurance Commissioner. Interest is scheduled to be paid semi-annually. EFL accrued interest of $242 in the third quarter of 2003 which is payable to the Company.

The second note, in the amount of $25,000, was issued on August 26, 2003 and bears an annual interest rate of 6.70%. The note will be payable on demand on or after December 31, 2018, subject to the approval of the Pennsylvania Insurance Commissioner. Interest is scheduled to be paid semi-annually. EFL accrued interest of $166 in the third quarter of 2003 which is payable to the Company. This note was issued to further strengthen the surplus of EFL and to support its continued sales growth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — STATUTORY INFORMATION

Cash and securities with carrying values of $5,802 and $3,494 were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements as of September 30, 2003 and December 31, 2002, respectively.

NOTE 9 — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$156,595	$138,189

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,298	2,909

Deferred income tax expense	538	726

Amortization of deferred policy acquisition costs	26,514	21,516

Equity in losses (earnings) of limited partnerships	1,435	(1,110)

Net realized (gains) losses on investments	(5,815)	8,628

Net amortization of bond premium (discount)	778	(318)

Undistributed (earnings) losses of Erie Family Life Insurance Company	(3,731)	196

Deferred compensation	5,662	341

Increase in accrued investment income	(1,484)	(3,358)

Increase in reinsurance recoverable from Erie Insurance Exchange on unpaid losses	(89,708)	(60,737)

Increase in receivables	(102,719)	(114,078)

Policy acquisition costs deferred	(29,679)	(26,133)

Increase in prepaid expenses and other assets	(14,993)	(14,476)

Increase (decrease) in accounts payable and accrued expenses	9,225	(5,265)

Increase in commissions payable and accrued	18,475	27,262

Increase in income taxes payable	2,516	9,673

Decrease in income taxes receivable	12,000	0

Increase in loss reserves	107,553	72,340

Increase in unearned premiums	70,529	78,669

Net cash provided by operating activities	$165,989	$134,974

NOTE 10 — COMMITMENTS

The Company has contractual commitments to invest up to $89,936 related to its limited partnership investments at September 30, 2003. These commitments will be funded as required

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – COMMITMENTS (Continued)

by the partnerships’ agreements which expire through 2007. At September 30, 2003, the total commitment to fund limited partnerships that invest in private equity securities is $53,430, real estate activities is $18,105 and fixed income securities is $18,401. The Company expects to have sufficient cash flows from operations to meet these partnership commitments.

During 2001 and 2002, the Company entered into contracts with various external vendors to provide services related to the eCommerce program. The total outstanding commitment for these contracts at September 30, 2003, was $18,713, of which approximately $15,745 will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2003 and 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – SEGMENT INFORMATION (Continued)

Summarized financial information for these operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Management Operations:
Operating revenue:
Management fee revenue	$231,747	$209,068	$671,730	$593,895
Service agreement revenue	6,667	1,192	20,014	16,310

Total operating revenue	$238,414	$210,260	$691,744	$610,205

Cost of management operations	$169,752	$144,801	$494,212	$421,097

Income before taxes	$68,662	$65,459	$197,532	$189,108

Net income from management operations	$45,769	$43,203	$131,673	$125,715

Insurance Underwriting Operations:
Operating revenue:

Premiums earned:

Commercial lines	$14,431	$11,910	$42,408	$33,890

Personal lines	34,673	29,449	98,748	83,461

Reinsurance	131	1,966	2,009	5,724

Total premiums earned (SAP)	49,235	43,325	143,165	123,075

GAAP adjustments	(877)	(1,154)	(2,406)	(3,251)

Total premiums earned (GAAP)	$48,358	$42,171	$140,759	$119,824

Operating expenses:
Losses and expenses:
Commercial lines	$18,168	$12,448	$50,448	$37,351
Personal lines	40,464	35,184	111,999	97,775
Reinsurance	(4,297)	2,348	(1,630)	5,265

Total losses and expenses (SAP)	54,335	49,980	160,817	140,391
GAAP adjustments	(1,034)	(1,520)	(3,165)	(4,617)

Total losses and expenses (GAAP)	$53,301	$48,460	$157,652	$135,774

Loss before taxes	($4,943)	($6,289)	($16,893)	($15,950)

Net loss from insurance underwriting operations	($3,295)	($4,151)	($11,261)	($10,603)

Investment Operations:

Investment income net of expenses	$14,477	$13,867	$43,015	$40,705

Net realized gains (losses) on investments	1,846	(4,047)	5,815	(8,628)

Equity in earnings (losses) of limited partnerships	1,311	803	(1,435)	1,110

Income before income taxes and before equity in earnings of EFL	$17,634	$10,623	$47,395	$33,187

Equity in earnings of EFL, net of tax	2,008	99	4,668	1,015

Net income from investment operations	$11,755	$7,011	$31,515	$22,062

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

	Three Months Ended		%	Nine Months Ended		%
	September 30		Change	September 30		Change

	2003	2002		2003	2002

Private passenger auto	$121,065	$111,942	8.1%	$343,820	$313,786	9.6%
Commercial auto	18,008	16,699	7.8	57,115	50,884	12.2
Homeowner	42,962	35,705	20.3	110,491	92,017	20.1
Commercial multi-peril	23,127	20,568	12.4	74,573	62,371	19.6
Workers’ compensation	18,716	16,394	14.2	61,344	52,173	17.6
All other lines of business	9,169	7,760	18.2	27,087	22,664	19.5

Total	$233,047	$209,068	11.5%	$674,430	$593,895	13.6%

Allowance for management fee returned on cancelled policies	1,300	0		2,700	0

Management fee revenue	$231,747	$209,068	10.8%	$671,730	$593,895	13.1%

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

Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate

06/30/2002	1,512,335	9.4%	1,146,639	11.4%	231,951	13.4%	2,890,925	10.5%
09/30/2002	1,554,425	10.4%	1,190,651	13.1%	240,410	14.4%	2,985,486	11.8%
12/31/2002	1,591,161	11.1%	1,230,895	14.4%	249,544	16.0%	3,071,600	12.8%
03/31/2003	1,623,429	10.5%	1,263,118	14.3%	257,327	15.9%	3,143,874	12.4%
06/30/2003	1,650,225	9.1%	1,293,575	12.8%	264,423	14.0%	3,208,223	11.0%
09/30/2003	1,666,285	7.2%	1,316,775	10.6%	269,640	12.2%	3,252,700	9.0%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers’	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate

06/30/2002	102,447	11.6%	179,761	13.9%	55,607	11.9%	75,884	11.7%	413,699	12.6%
09/30/2002	105,353	11.8%	185,608	14.4%	57,375	12.5%	78,131	11.5%	426,467	13.0%
12/31/2002	108,069	12.5%	190,787	14.8%	58,930	13.3%	79,772	11.5%	437,558	13.4%
03/31/2003	109,963	11.2%	194,911	13.8%	60,104	12.7%	81,356	10.9%	446,334	12.4%
06/30/2003	112,911	10.2%	201,614	12.2%	61,932	11.4%	83,826	10.5%	460,283	11.3%
09/30/2003	114,339	8.5%	205,127	10.5%	62,396	8.8%	85,789	9.8%	467,651	9.7%

		12-mth.
	Total	growth
Date	All Lines	rate

06/30/2002	3,304,624	10.8%
09/30/2002	3,411,953	11.9%
12/31/2002	3,509,158	12.8%
03/31/2003	3,590,208	12.4%
06/30/2003	3,668,506	11.0%
09/30/2003	3,720,351	9.0%

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers’	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total

06/30/2002	92.4%	91.1%	90.4%	89.0%	89.5%	88.2%	91.1%
09/30/2002	92.5	90.8	90.5	88.7	89.1	88.2	91.1
12/31/2002	92.6	91.0	90.5	88.7	89.4	88.5	91.2
03/31/2003	92.5	91.3	90.6	89.1	90.2	88.5	91.2
06/30/2003	92.2	91.1	90.5	88.4	89.4	88.4	91.0
09/30/2003	91.9	90.4	90.1	88.0	88.9	88.4	90.6

*CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003. Preceding the discussion of financial results is an overview of the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (the Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 11 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NATURE OF ORGANIZATION

The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

Erie Insurance Group Organizational Chart

     *   Denotes a member of the Property and Casualty Group

Erie Indemnity Company (the Company) has served since 1925 as the attorney-in-fact for the policyholders of the Erie Insurance Exchange. Erie Indemnity Company is a public registrant that operates predominantly as a provider of certain management services to the Exchange. The Company also owns subsidiaries that are property and casualty insurers. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement, which contains a power-of-attorney appointing an attorney-in-fact. Under the Company’s attorney-in-fact arrangement with subscribers to the Exchange, the Company is required to perform services

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

relating to the sales, underwriting and issuance of policies on behalf of the Exchange. The Company also owns a 21.6% interest in Erie Family Life Insurance Company (EFL), a provider of life insurance products. The Exchange owns a 53.5% interest in EFL.

The Exchange and its property and casualty subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company, (collectively, the Property and Casualty Group) write personal and commercial lines property and casualty coverage exclusively through approximately 7,200 independent agents. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (the Group).

The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries of Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property and Casualty Company and the Company’s investment operations.

For the year ending December 31, 2003, the consolidated financial statements of the Company will include the results of operations and financial position of all member companies of the Group. The Company’s intention is to restate all prior periods presented. The Exchange and EFL will be consolidated due to the Company’s relationship with the Exchange. Under the definitions of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” Erie Indemnity’s relationships with the Exchange constitute the Exchange as a variable interest entity of which Erie Indemnity Company is the primary beneficiary. Erie Indemnity Company shareholders have no right to the assets or policyholder surplus of the Exchange. Further, Erie Indemnity Company shareholders have a 21.6% interest in EFL’s assets and shareholders’ equity. Accordingly, the amounts attributable to other interests are eliminated upon consolidation.

OVERVIEW OF OPERATING SEGMENTS

The following operating segments discussed are those of the Erie Indemnity Company: management operations, insurance underwriting operations and investment operations.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Income from management operations	$68,662	$65,459	$197,532	$189,108

Underwriting loss	(4,943)	(6,289)	(16,893)	(15,950)

Net revenue from investment operations	19,794	10,729	52,414	34,278

Income before income taxes	$83,513	$69,899	$233,053	$207,436

Net income	$56,237	$46,162	$156,595	$138,189

Net income per share	$0.79	$0.65	$2.21	$1.94

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated net income for the third quarter of 2003 increased 21.8% to $56.2 million from $46.2 million during the same period in 2002. Net income per share increased 21.9% to $.79 in the third quarter of 2003 from $.65 in the third quarter of 2002. Income from management operations grew as a result of a 16.1% increase in direct written premiums of the Property and Casualty Group, which was partially offset by a decrease in the management fee rate for the quarter to 24% from 25% in 2002. The third quarter 2002 income from management operations was affected by a charge to recognize a cumulative adjustment to service charge revenue of $7.4 million. Losses continued to outpace premiums on direct business resulting in losses in the insurance underwriting operations for the quarter. Revenue from investment operations increased in 2003 as net investment income increased and no impairment charges were recognized on fixed maturities and equity securities in the third quarter of 2003, while impairment charges of $7.0 million were recorded in the third quarter of 2002. Equity in earnings of EFL also increased strongly during the quarter.

Consolidated net income for the nine months ended September 30, 2003 increased 13.3% to $156.6 million compared to $138.2 million during the same period in 2002. Income from management operations for the first nine months of 2003 grew as a result of an 18.3% increase in direct written premiums of the Property and Casualty Group. Insurance operations continued to generate losses as the benefits of rate increases and other underwriting actions have yet to be fully realized. Revenue from investment operations increased 52.9% in the first nine months of 2003 compared to the same period in 2002. This increase is partially due to lower impairment charges in the first nine months of 2003 of $8.3 million compared to $19.1 million for the first nine months of 2002.

The Company has benefited during the first nine months of 2003, and expects to continue to benefit, from premium increases by the Property and Casualty Group that have resulted from pricing actions approved by regulators through September 30, 2003. These rate increases accounted for $150.5 million in increased written premiums from the Property and Casualty Group for the nine months ended September 30, 2003. These increases were primarily in private passenger automobile and homeowners lines of business in Pennsylvania, Ohio and Maryland. Premium rate increases to be recognized in future periods from pricing actions contemplated or filed and awaiting approval are in the private passenger automobile, workers’ compensation and homeowners lines of business primarily in Pennsylvania and Maryland. (See additional discussion of pricing actions in the “Factors That May Affect Future Results” section herein).

Management Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Management fee revenue	$231,747	$209,068	$671,730	$593,895

Service agreement revenue	6,667	1,192	20,014	16,310

Total revenue from management operations	$238,414	$210,260	$691,744	$610,205

Cost of management operations	169,752	144,801	494,212	421,097

Income from management operations	$68,662	$65,459	$197,532	$189,108

Gross margin percentage	28.8%	31.1%	28.6%	31.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management fees from the Exchange represented 76.1% and 79.5% of the Company’s total revenues for the third quarter of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, management fees from the Exchange represented 76.3% and 77.8%, respectively, of the Company’s total revenues.

The direct and affiliated assumed premiums of the Exchange, on which the management fee revenue is based, grew 16.1% in the third quarter of 2003 to $971.0 from $836.3 million in the third quarter of 2002. Management fee revenue, rose 10.8% to $231.7 million for the quarter ended September 30, 2003 from $209.1 million for the quarter ended September 30, 2002.

For the first nine months of 2003, direct and affiliated assumed premiums of the Exchange increased 18.3% to $2.8 billion compared to $2.4 billion for the first nine months of 2002. Increases in average premium per policy and continuing favorable policy retention rates were contributing factors in the growth of direct written premiums. For the first nine months of 2003, management fee revenue increased 13.1% to $671.7 million compared to $593.9 million for the first half of 2002.

The management fee rate was reduced by the Company’s Board of Directors to 24% in 2003 from 25% in 2002. This 1% reduction in the management fee rate resulted in $28.1 million less in management fee revenue for the nine months ended September 30, 2003, or a reduction in net income of $.26 per share.

Management fees are returned to the Exchange when Policyholders cancel their coverage mid-term and unearned premiums are refunded. In the fourth quarter of 2002, the Company established an estimated allowance for management fees returned on mid-term cancellations. Third quarter 2003 revenues were reduced $1.3 million and year to date 2003 revenues were reduced $2.7 million in recording this allowance. (see also Note 11 “Segment Information” which details management fee revenue by line of business).

The average premium per policy increased 9.9% to $964 for the twelve months ended September 30, 2003 from $877 for the twelve months ended September 30, 2002. The average premium per personal lines policy increased 8.4% while commercial lines increased 13.1% for the twelve months ended September 30, 2003. The private passenger auto average premium per policy increased 7.7% to $1,101 for the twelve months ended September 30, 2003 from $1,022 for the twelve months ended September 30, 2002.

Policy retention decreased to 90.6% for the twelve months ended September 30, 2003, from 91.1% for the same period one year ago, for all lines of business combined (see Note 11, “Segment Information” which contains policies in force and policy retention trends by line of business). Policies in force increased 9.0% to 3.7 million at September 30, 2003, from 3.4 million at September 30, 2002.

The increased emphasis on underwriting profitability, particularly AWARE and other risk selection initiatives (discussed further in the Insurance Underwriting Operations section herein), has resulted in a slowing of growth in new business premiums written. The strong growth in new business premiums written in 2002 was influenced by an incentive promotion for Erie agencies. Total new business premiums written declined 20.6% to $125.4 million in the third quarter of 2003 from $157.9 million in the third quarter of 2002. Personal lines new business premiums written declined 13.0% to $87.5 million from $100.5 million for the third quarters of 2003 and 2002, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial lines new business premiums written declined 33.9% to $37.9 million from $57.3 million for the third quarters of 2003 and 2002, respectively.

Service agreement revenue increased to $6.7 million for the third quarter of 2003, from $1.2 million for the same period in 2002. Included in service agreement revenue are service charges the Company collects from Policyholders for providing extended payment plans on policies written by the Property and Casualty Group. The service charge revenue for the third quarter of 2003 was $5.0 million, compared to a charge of $2.3 million for the quarter ended September 30, 2002. During the third quarter of 2002 the Company determined service charges were being recognized at policy issuance instead of over time as billings were rendered. Consequently the Company recorded a one-time adjustment reducing third quarter 2002 service charge income by $7.4 million.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. These fees decreased $1.8 million to $1.7 million in the third quarter of 2003 from $3.5 million in the third quarter of 2002. The service fee rate charged the Exchange was reduced from 7% of non-affiliated assumed reinsurance premiums in 2002 to 6% in 2003. This rate reduction resulted in a decrease in service income of $.3 million. The balance of the decrease was due to lower non-affiliated voluntary assumed reinsurance premium written in the third quarter of 2003 of $27.7 million compared to $49.7 million in the same period in 2002. During the 2003 treaty renewal season, the Exchange reduced its aggregate exposure in assumed reinsurance through non-renewal of unprofitable business which in turn impacted the level of service income received. On July 24, 2003, the Property and Casualty Group announced plans to exit the assumed reinsurance business effective December 31, 2003.

The cost of management operations increased 17.2% for the third quarter of 2003 to $169.8 million from $144.8 million during the third quarter of 2002. For the nine months ended September 30, 2003 the cost of management operations grew by 17.4% to $494.2 million compared to $421.1 million for the same period in 2002.

Commission costs totaled $125.2 million for the third quarter of 2003, a 18.2% increase over the $105.9 million reported in the third quarter of 2002. Commissions to independent Agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent Agents on premiums written, Agent contingency awards and accelerated commissions. Scheduled commissions and Agent contingency awards increased 18.5% to $122.7 million for the quarter ended September 30, 2003 driven by the corresponding increase in premiums written by the Property and Casualty Group of 16.1%. Agent contingency awards are based upon the 36-month underwriting profitability of the direct business written with the Property and Casualty Group by the independent Agent. The estimate for the Agent

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

contingency awards is modeled on a monthly basis using the two prior years actual underwriting data by Agency combined with the current year to date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by Agency.

Accelerated commissions are offered to newly recruited Agents in addition to normal commission schedules. Charges incurred for accelerated commissions above normal scheduled rate commissions increased $.2 million to $2.5 million for the quarter ended September 30, 2003 compared to $2.3 million for the third quarter of 2002.

The cost of management operations excluding commission costs, increased 14.5% for the three months ended September 30, 2003 to $44.6 million from $38.9 million recorded in the third quarter of 2002. Personnel costs, including salaries, employee benefits, and payroll taxes, are the second largest component in cost of operations. The Company’s personnel costs totaled $25.6 million for the three months ended September 30, 2003, compared to $22.0 million for the same period in 2002, an increase of 16.2%. This increase was driven by employment growth of 7.7%. Medical plan expenses also increased due to a 6% increase in the number of plan participants as well as increased plan utilization and rising medical and pharmacy costs. Retirement benefit costs increased due to lower expected long-term returns on assets and the decrease in the pension and other post-retirement benefit discount rate assumption. Retirement benefit costs totaled $1.8 million in the third quarter of 2003, compared to $.9 million in the third quarter of 2002. Increased levels of retirement benefit expense are expected to continue for the remainder of 2003.

Also included in cost of management operations are hardware and infrastructure expenses stemming from the Property and Casualty Group’s eCommerce initiative launched in September 2001. Company expenses totaled $.1 million for the third quarter 2003 compared to $.2 million from the same period one year ago. For the first nine months of 2003, these costs totaled $.3 million compared to $2.5 million for the same period of 2002 (See additional discussion of this program under the “Factors That May Affect Future Results” section herein).

The gross margins from management operations were 28.8% and 31.1% in the third quarters of 2003 and 2002, respectively. If the management fee and service fee rates, which are currently 24% and 6%, respectively, had remained consistent with the 2002 rates of 25% and 7%, respectively, the gross margin for the third quarter 2003 would have been 31.7%. Gross margins were 28.6% and 31.0% for the first nine months of 2003 and 2002, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Insurance Underwriting Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Premiums earned	$48,358	$42,171	$140,759	$119,824

Losses and loss adjustment expenses incurred	38,723	35,044	115,587	98,431

Policy acquisition and other underwriting expenses	14,578	13,416	42,065	37,343

Total losses and expenses	$53,301	$48,460	$157,652	$135,774

Underwriting loss	($4,943)	($6,289)	($16,893)	($15,950)

GAAP combined ratio	110.2	114.9	112.0	113.3

The underwriting results from the insurance operations of the Company’s property and casualty insurance subsidiaries, Erie Insurance Company (EIC) and Erie Insurance Company of New York (EINY), improved to a loss of $4.9 million (GAAP combined ratio of 110.2) during the third quarter of 2003 compared to underwriting losses of $6.3 million (GAAP combined ratio of 114.9) during the same period in 2002. Due to significant catastrophe losses during the quarter, the statutory combined ratio for the Property and Casualty Group increased to 117.0 in the third quarter of 2003 compared to 110.7 for the third quarter of 2002. The Property and Casualty Group’s statutory combined ratio was 113.5 for personal lines and 122.1 for commercial lines for the third quarter of 2003. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to certain GAAP adjustments and the effects of the excess-of-loss reinsurance agreement between the Company and the Exchange described below. Contributing to this increase were higher catastrophe losses in the third quarter of 2003 compared to 2002, which included the effects of Hurricane Isabel. Catastrophe losses were $110.1 million and $26.9 million for the Property and Casualty Group for the quarters ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Property and Casualty Group recorded losses from its direct business of $70.0 million related to Hurricane Isabel. The Company’s share of Hurricane Isabel losses before consideration of the excess-of-loss reinsurance agreement is $3.8 million. For the nine months ended September 30, 2003 and 2002, the Company had underwriting losses of $16.9 million and $16.0 million, respectively.

The Company’s property and casualty insurance subsidiaries’ 5.5% share of the Property and Casualty Group’s direct business generated underwriting losses of $9.3 million and $5.9 million for the third quarters of 2003 and 2002, respectively. The Company’s share of catastrophe losses totaled $6.1 million in the third quarter of 2003 largely driven by Hurricane Isabel which affected the states of North Carolina, Maryland, Virginia, Pennsylvania and the District of Columbia compared to $1.5 million in the third quarter of 2002. For the nine months ended September 30, 2003 underwriting losses on direct business were $20.5 million compared to $16.4 million for the same period in 2002.

The Company’s property and casualty insurance subsidiaries’ reinsurance business includes its share of the Property and Casualty Group’s unaffiliated voluntary and involuntary assumed business, its share of the Property and Casualty Group’s unaffiliated ceded business and reinsurance ceded under the excess-of-loss reinsurance agreement with the Exchange. The Company’s reinsurance business generated underwriting income of $4.4 million in the third quarter of 2003 compared to underwriting losses of $.4 million in the third quarter of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Included in this result in the third quarter of 2003 was reinsurance recoveries of $7.1 million under the excess-of-loss reinsurance agreement with the Exchange. Contributing to these recoveries were the impact of Hurricane Isabel on the 2003 accident year results and adverse development of some prior accident years. Recoveries during the third quarter of 2002 were $.4 million. For the nine months ended September 30, 2003 and 2002, recoveries under the excess-of-loss agreement were $7.2 million and $2.0 million, respectively.

EIC and EINY’s aggregate excess-of-loss reinsurance agreement with the Exchange limits their net retained share of ultimate net losses in any applicable accident year. The premium for this coverage was 1.01% of EIC and EINY’s net premium earned in 2002 and was increased to 1.29% in 2003 to reflect current market conditions. In addition, the 2003 contract excludes losses from terrorism, nuclear, biological and chemical events. The premium paid to the Exchange for the agreement totaled $2.3 million during the nine months ended September 30, 2003, and $1.4 million during the nine months ended September 30, 2002. No cash payments have been made between companies in 2003 or 2002 for recoveries under this agreement since related losses are reserved but not yet paid.

The Company’s share of unaffiliated voluntary and involuntary assumed reinsurance business generated underwriting losses of $.5 million and $.2 million in the quarters ended September 30, 2003 and 2002, respectively. The Property and Casualty Group plans to exit the assumed reinsurance business effective December 31, 2003. The Property and Casualty Group is taking this action in order to align resources around its core business operations - personal and small commercial property and casualty lines, life insurance and fixed annuities — and lessen its underwriting exposure.

The combined ratio for the Company’s property and casualty insurance operations calculated under generally accepted accounting principles (GAAP) was 110.2% and 114.9% for the three months ended September 30, 2003 and 2002, respectively. The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition, and other underwriting expenses incurred to premiums earned. During the third quarter of 2003, this ratio was impacted by 12.5 points related to catastrophe losses incurred and by .1 combined ratio points related to eCommerce expenses. The combined ratio was reduced by 12.5 points in the third quarter of 2003 for the net impact of recoveries under the excess-of-loss reinsurance agreement with the Exchange. The GAAP combined ratio was 112.0% for the first nine months of 2003 compared to 113.3% for the same period in 2002.

In response to greater than historical underwriting losses sustained by the Property and Casualty Group during 2001 and 2002, management has taken measures designed to improve the Property and Casualty Group’s combined ratio. Management has organized numerous initiatives into four general areas of emphasis: managing exposure growth; improving risk selection; controlling loss severity; and maintaining appropriate pricing.

One of the initiatives, AWARE (Agents Writing and Reunderwriting Excellence) is a comprehensive series of actions aimed at assuring the pool of risks insured by the Property & Casualty Group are of appropriate quality and are commensurate with established pricing. This program was introduced to agents early in 2003.

Other measures taken to control exposure growth include delaying the start up of operations in Minnesota, exiting the Property and Casualty Group’s assumed reinsurance business and suspending new agent appointments through the end of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In line with these initiatives, rate increases were filed by the Property and Casualty Group, including the Company’s property and casualty subsidiaries, for certain lines of business in various states to offset growing loss costs in those lines of business during the two years ended September 30, 2003. The Property and Casualty Group writes one-year policies; therefore, rate increases take 24 months to be reflected fully in earned premium because it takes 12 months to implement the rate increase to all Policyholders and 12 months more to earn fully the increased premiums. (See “Factors That May Affect Future Results, Pricing Actions and Underwriting Initiatives” section herein).

Catastrophes are an inherent risk of the property and casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company has developed what it believes are reasonable underwriting standards and monitors the Property and Casualty Group’s exposure by geographic region. Effective January 1, 2003, the Property and Casualty Group entered into a reinsurance treaty to mitigate the future potential of a single large catastrophe loss exposure. The agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence. Additionally, EIC and EINY have in effect an all-lines aggregate excess-of-loss agreement with the Exchange (discussed below), which should substantially mitigate the effect of catastrophe losses on the Company’s financial position. The Company’s share of catastrophe losses, as defined by the Property and Casualty Group, was $6.1 million and $1.5 million for the third quarters of 2003 and 2002, respectively, with a large portion of the increase attributed to Hurricane Isabel as discussed previously. Catastrophe losses were $9.2 million and $5.4 million for the first nine months of 2003 and 2002, respectively.

The Company’s assigned risk buyout program costs, referred to as LAD/CLAD (Limited Assignment Distribution and Commercial Limited Assignment Distribution agreements), are included in the Company’s policy acquisition and other underwriting expenses. These costs increased to $.3 million in the third quarter of 2003 from $.2 million in the third quarter of 2002. The majority of the LAD/CLAD expense is attributable to the program in the state of New York. In the third quarter of 2003 the Company benefited from the lower rates for 2003 due to anticipated improvements in the loss experience in the residual market in New York. However, this benefit was offset by the cost of credits purchased in the third quarter of 2003. The determination of the amount of residual business each company is assigned in New York includes a credit mechanism for policies written in certain “high-risk” areas of New York State. The Company entered into a contract with another carrier to purchase its excess credits which will reduce the number of assignments made to the Property and Casualty Group in 2003.

Also included in the Company’s policy acquisition and other underwriting expenses is the property and casualty insurance subsidiaries’ share of certain costs related to the eCommerce initiative. These costs relate to application development expenses associated with the eCommerce initiative covered under an intercompany technology cost-sharing agreement (“Agreement”). The Agreement provides that the application development costs and the related enabling technology costs, such as technical infrastructure and architectural tools, will be shared among the Property and Casualty Group in a manner consistent with the sharing of property/casualty underwriting results under the existing intercompany pooling agreement. Since the amounts are pooled within the Exchange and ceded to members of the pooling agreement at their participation levels, the Company, by way of its insurance subsidiaries, incurs a 5.5% share of these costs. The Company’s share of cost associated with the eCommerce initiative totaled $.5 million and $.9 million in the third quarters of 2003 and 2002, respectively. For the nine months ended September 30, 2003, eCommerce cost sharing expenses totaled $2.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investment Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

(dollars in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net investment income	$14,477	$13,867	$43,015	$40,705

Net realized gains (losses) on investments	1,846	(4,047)	5,815	(8,628)

Equity in earnings of EFL	2,160	106	5,019	1,091

Equity in earnings (losses) of limited partnerships	1,311	803	(1,435)	1,110

Net revenue from investment operations	$19,794	$10,729	$52,414	$34,278

Net revenue from investment operations for the third quarter of 2003 increased to $19.8 million from $10.7 million in the third quarter of 2002. The increase was driven by net realized capital gains of $1.8 million in the third quarter of 2003 which reflected no impairment charges compared to net realized capital losses of $4.0 million in the third quarter of 2002 that included $7.0 million of impairment charges. Net revenue from investment operations increased 52.9% for the nine months ended September 30, 2003 to $52.4 million compared to $34.3 million for the same period in 2002.

Net realized capital gains on investments in the third quarter of 2003 of $1.8 million contain no impairment charges on fixed maturities or marketable equity securities. The net realized capital losses on investments in the third quarter of 2002 of $4.0 million include $7.0 million in impairment charges for fixed maturity and non-redeemable preferred stock investments. For the nine months ended September 30, 2003 net realized capital gains were $5.8 million compared to net realized capital losses of $8.6 million for the nine months ended September 30, 2002.

The Company’s performance of its fixed maturities and equity securities compared to selected market indices is presented below.

Pre-tax annualized returns
Two year period ended
September 30, 2003

Erie Indemnity Company Indices:

Fixed maturities — corporate	7.45%

Fixed maturities — municipal	5.52 (1)

Preferred stock	9.43 (1)

Common stock	(.09)

Market indices:

Lehman Brothers Global Aggregate Bond Index — Unhedged	10.93%

Lehman Brothers Global Aggregate Bond Index — Hedged	5.82

S&P 500 Composite Index	(.54)

(1)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 8.39% and 11.42%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equity in earnings of limited partnerships was $1.3 million for the quarter ended September 30, 2003 compared to earnings of $.8 million for the same period in 2002. Private equity and fixed income limited partnerships realized losses of $.1 million for the three months ended September 30, 2003 compared to earnings of $.6 million for the same period of 2002. Real estate limited partnerships reflected earnings of $1.4 million for the third quarter of 2003 compared to earnings of $.2 million for the same period of 2002. In the third quarter of 2003, there were impairment charges related to private equity limited partnerships of $.6 million. There were no impairment charges on limited partnerships in the third quarter of 2002.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At September 30, 2003, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents totaled $1.1 billion, or 41.4%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

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

For common equity securities and equity limited partnerships where the decline in market value is more than 20% below cost for a period exceeding six months, there is a presumption of impairment. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, the Company will sell the investment at a loss, or recognize an impairment charge to operations. For common equity securities and equity limited partnerships that have declined more than 20% below cost for a period exceeding twelve months, the position is either sold or recognized as impaired and a charge to operations is recognized. Common stock impairments are included in realized losses in the Consolidated Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. There were no impairment charges on equity securities in the third quarters of 2003 and 2002. There were $.6 million and $1.4 million of impairment charges on equity limited partnerships for the third quarters of 2003 and 2002, respectively.

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have declined more than 20% below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. Positions that have incurred market price declines of over 20% for a period greater than six months where the creditworthiness of the issuer indicates a decline that is other-than-temporary are either sold or recognized as impaired and reflected as a charge to the Company’s operations. There were no impairments recognized in the third quarter of 2003 related to fixed maturity investments. There were $7.0 million of impairment charges on fixed maturities in the third quarter of 2002. (See “Analysis of Investment Operations” section).

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 74.0% and 70.9% of invested assets at September 30, 2003 and December 31, 2002, respectively. The Company does not hedge its exposure to interest rate risk since it has the capacity and intention to hold the fixed maturity positions until maturity. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates.

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

The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invest. The limited partnership portfolio comprises 9.1% of invested assets at September 30, 2003 and December 31, 2002. These investments consist primarily of equity investments in small and medium size companies and in real estate. The Company does not hedge its exposure to equity price risk inherent in its equity investments. The Company achieves diversification within the limited partnership portfolio by investing in approximately 66 partnerships that have approximately 1,300 distinct investments. The Company continuously monitors the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

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

At September 30, 2003, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. During the first quarter of 2003, the Company updated its comprehensive review of reinsurance claims related to the World Trade Center attack. At September 30, 2003, total paid claims and case reserves on reported claims total $83.8 million with an additional exposure to adverse development of $47.7 million if every claim ultimately develops into the full layer limit loss. These estimates are based on the September 11th attack being considered one event. If the attack comes to be considered two events, the Company anticipates an additional loss of approximately $22 million. Based on this review, the Company believes the $150 million total loss estimate should be sufficient to absorb any potential development that may occur from the first and/or second event. The Company’s property and casualty insurance subsidiaries share of losses related to the World Trade Center attack amounted to $5.8 million in 2001 net of recoveries under the excess-of-loss reinsurance agreement with the Exchange. No losses were recognized by the Company’s property and casualty insurance subsidiaries in 2002 or 2003 related to the World Trade Center attack.

Financial Ratings

Insurance companies are rated by rating agencies to provide insurance consumers and investors with meaningful information on the rated companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors.

Each member of the Property and Casualty Group rating from A.M. Best was lowered from A++ (“Superior”, the highest A.M. Best rating) to A+ (“Superior”, the second highest A.M. Best rating) in March 2003. The A+ rating places the members of the Property and Casualty Group in the top 10% of approximately 3,000 property/casualty insurers rated and represents a superior ability to meet ongoing obligations to policyholders. Each member of the Property and Casualty Group also has a rating of Api (“strong”) from Standard & Poors. A rating of “A” means that the insurer has strong financial security characteristics. The subscript “pi” means the rating was based on publicly available information.

Members of the Property and Casualty Group are also rated by Weiss Ratings, Inc., which is a consumer-oriented rating company that issues ratings designed to provide an independent opinion of an insurance company’s financial strength. The ratings by Weiss Ratings, Inc. for the Exchange and Erie Insurance Company were downgraded in September 2003. The Erie Insurance Exchange was downgraded from a B- (Good) to a C (Fair) and the Erie Insurance Company was downgraded from a B to a B-. The remaining members of the Property and Casualty Group maintained B ratings (Good). Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s products to its Agents and customers.

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

Management fee and other cash settlements due from the Exchange were $215.4 million at September 30, 2003, and $177.2 million at December 31, 2002. A receivable from EFL for cash settlements totaled $1.9 million at September 30, 2003, compared to $2.8 million at December 31, 2002. The Company also has a receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool. The reinsurance recoverable from the Exchange rose 17.7% to $763.7 million at September 30, 2003 from $649.0 million at December 31, 2002. The increases are the result of corresponding increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The increase in direct loss reserves, loss adjustment expense reserves and unearned premium reserves ceded to the Exchange is a result of a corresponding increase in direct premium written by the Company’s property/casualty insurance subsidiaries. The increase in direct written premium of the subsidiaries of the Company that is ceded to the Exchange was 17.8% and 26.2% for the nine month period ended September 30, 2003 and 2002, respectively. Total receivables from the Exchange represented 12.3% of the Exchange’s assets at September 30, 2003, and 11.8% at December 31, 2002. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

The Company generates sufficient net positive cash flow from its operations to fund its commitments and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $166.0 million and $135.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Dividends declared and paid to shareholders for the nine months ended September 30, 2003 and 2002, totaled $36.8 million and $24.5 million, respectively. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from insurance subsidiaries are not material to the Company’s cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Financial Condition of the Exchange

The financial condition of the Company is largely dependent on that of the Exchange. The Exchange’s profitability and surplus levels are considered by the Company’s Board of Directors in setting the management fee rate. Management fee revenues, which accounted for 76.1% of the Company’s revenues for the third quarter of 2003, are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have a 5.5% participation. Finally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

The financial statements of the Exchange are prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC’s Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. The Exchange does not, nor is it currently required to, prepare financial statements in accordance with GAAP.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The selected financial data below as of and for the nine months ended September 30, 2003 and 2002 is derived from the Exchange’s unaudited financial statements prepared in accordance with SAP.

In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The financial data set forth below is only a summary.

Selected Financial Data of the Exchange

	Three Months Ended		Nine Months Ended
	September 30		September 30

(in thousands)	2003	2002	2003	2002
(Statutory Accounting Basis)	(unaudited)		(unaudited)
Premiums earned	$866,860	$754,220	$2,501,654	$2,140,526

Losses and loss adjustment expenses	$793,945	$609,396	$2,116,828	$1,727,052

Insurance underwriting and other expenses*	247,732	252,872	756,597	718,881

Net underwriting loss	($174,817)	($108,048)	($371,771)	($305,407)

Net investment income	61,138	52,569	172,313	166,568

Net realized gains (loss)	76,693	(43,497)	154,907	(118,331)

Federal income tax benefit	(12,858)	(32,741)	(59,539)	(68,925)

Net (loss) income	($24,128)	($66,235)	$14,988	($188,245)

*	Includes management fees and service fees paid or accrued to the Company

	As of

	September 30,	December 31,
(In thousands) (Statutory Accounting Basis)	2003	2002

	(Unaudited)
Cash and invested assets	$6,832,949	$5,967,051

Total assets	7,949,783	7,007,803

Claims and unearned premium reserves	4,628,520	3,962,218

Total liabilities	5,669,162	4,892,032

Policyholders’ surplus	$2,280,621	$2,115,771

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Exchange’s Policyholders’ surplus has increased 7.8% during the nine months ended September 30, 2003 primarily as a result of realized and unrealized gains from investments.

The Exchange’s cash and invested assets consist of:

	Carrying value at
	September 30,		December 31,
(in thousands)	2003	%	2002	%

Equity securities:

Common stock	$1,793,638	26.2%	$2,192,387	36.7%

Preferred stock	528,589	7.7	477,636	8.0

Fixed maturities	3,456,898	50.6	2,327,467	39.0

Limited partnerships	451,685	6.6	412,656	7.0

Real estate mortgage loans	11,234	.2	11,952	.2

Properties occupied by the Exchange	40,921	.6	39,278	.6

Cash and cash equivalents	549,984	8.1	505,675	8.5

Total invested assets	$6,832,949	100.0%	$5,967,051	100.0%

Common equity securities represent a significant portion of the Exchange’s investment portfolio and surplus and are exposed to price risk, volatility of the capital markets and general economic conditions. During the third quarter of 2003, the Exchange initiated a planned re-allocation of its invested assets with the intent of lessening its exposure to common stock investments. During the third quarter of 2003, the Exchange had realized and unrealized capital gains of $95.3 million on its common stock portfolio. During the same period the Exchange generated proceeds from the sale of its common stock investments of $261.3 million, which included $78.1 million in realized capital gains. The weighted average current price to trailing twelve months earnings ratio of the Exchange’s common stock portfolio was 22.21 at September 30, 2003 and 17.22 at September 20, 2002. The Standard & Poors composite price to trailing twelve months earnings ratio was 27.69 at September 30, 2003 and 29.20 at September 30, 2002.

The underwriting loss of the Exchange for the nine months ended September 30, 2003 was $371.8 million compared to an underwriting loss of $305.4 million during the same period in 2002. (See “Analysis of Insurance Underwriting Operations.”)

To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus will be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could affect its ability to retain its existing business and attract new business at current rates. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate received by the Company could be further reduced.

Agent Compensation

The Erie Insurance Group announced several changes to Agent compensation arrangements during the third quarter of 2003. These changes, which will become effective in 2004 and 2005, include

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

modification of the formula used to determine Agent contingency awards and a reduction of commission rates on select Commercial Lines of business (principally, Workers’ Compensation and Multi-peril package policies). Management, in developing these revised arrangements, utilized the savings from reducing commercial commission rates to enhance the bonus payouts possible under the revised contingency award program for agents achieving exceptional underwriting profitability and quality growth. The Company does not expect any material financial impact from the new commission arrangements.

Pricing Actions and Underwriting Initiatives

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines. Pricing actions contemplated or taken by the insurers of the Property and Casualty Group are subject to various regulatory requirements of the states in which the insurers operate. Premium increases realized in the first nine months of 2003 totaled $150.5 million. Premium increases anticipated due to pricing actions approved through September 30, 2003, could amount to approximately $55.3 million in additional premium for the Property and Casualty Group in the last quarter of 2003 and $172.0 million in premium for the Property and Casualty Group in 2004. The 2004 amount includes a rate increase of $66.5 million relating to private passenger auto in Pennsylvania effective January 1, 2004. There is also the potential for an additional $171.3 million in 2004 resulting from pricing actions contemplated or filed and awaiting approval. There is no assurance that such pricing actions will be approved by state regulators. The majority of the anticipated increase stems from the private passenger and homeowners lines of business while significant rate increases are also being taken in the commercial lines of business. Further rate actions continue to be contemplated for 2003 and 2004. Price increases can impact the Property and Casualty Group’s ability to attract new Policyholders and to retain existing Policyholders.

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

tornadoes, wind and hail storms, fires and explosions. Effective January 1, 2003, the Property and Casualty Group entered into a reinsurance treaty to mitigate the future potential catastrophe loss exposure. Catastrophe insurance had not been acquired since 1993. The 2003 agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence. No loss recoverables were recorded under this treaty at September 30, 2003.

Information Technology Costs

In 2001, Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and policy underwriting and administration personnel. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales. A major component of the eCommerce program (network and desktop hardware deployment to employees) was completed in 2002. The release of the new web interface to a limited number of agents and employees was also completed in 2002. Through September 30, 2003, the Erie Insurance Group has spent a total of $149.9 million on this technology development effort.

Completion and delivery of a significant portion (personal lines of business for four states) of the policy administration application, originally planned for fourth quarter of 2003, is now expected during the first quarter of 2004. Management continues to embrace the approach of delivering an extremely high quality application and has extended the timeframe provided for quality assurance activities.

This program contemplates further deployment of this application software for commercial lines of business. As the personal lines applications are being deployed, management is evaluating alternative approaches for the completion of the commercial phase of the project. The alternatives vary in terms of the sequence, the timing, and the cost of further development efforts. Until an alternative is selected, future estimated costs and timing of the commercial phase cannot be predicted with precision. Management believes that any difference in the overall cost of the project compared to previous estimates will not have a material impact on the financial results of the Erie Insurance Group.

Exposure to Losses for Mold

The industry continues to work to understand mold and toxic mold and control exposures and losses involving property damage and personal injuries, arguably related to mold. Due to media coverage and heightened awareness, the Property and Casualty Group is seeing an increase in the number of claims with a mold component from both first party and third party coverages in personal and commercial lines. While the level of activity has not reached significant proportions, this trend is expected to continue. The costs associated with these losses, both investigative and remedial, will continue to rise. At September 30, 2003, approximately 2,800 mold or mold-related claims had been submitted to the Property and Casualty Group. Almost 2,200 of these claims have been settled with an average loss and loss adjustment expense paid of approximately $4,000.

Mold exclusions and limitations for commercial lines have been approved with effective dates of August 1, 2003, for liability coverages and November 1, and December 1, 2003, for property

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

coverages in the state of Maryland. For remaining states, except New York, mold exclusions and limitations for commercial lines have been approved with effective dates of June 1, 2003, for liability coverages and August 1, 2003, for property coverages. The state of New York has disapproved any mold exclusions or limitations on commercial lines. Exclusions and limitations in personal lines policies were filed, have been approved and became effective February 1, 2003, in nine states in which the Property and Casualty Group writes business, including Pennsylvania. The remaining states filings are in various stages.

Terrorism

The World Trade Center terrorist attack resulted in staggering losses for the insurance industry and has caused uncertainty in the insurance and reinsurance markets. The Property and Casualty Group recorded a loss of $150 million in 2001 related to this attack.

The Company’s 5.5% share of this incurred loss was $5.8 million, after consideration of recoveries under the excess-of-loss reinsurance agreement. Accordingly, the industry was compelled to re-examine policy language and to address the potential for future threats of terrorist events and losses. The Property and Casualty Group’s personal and commercial property/casualty insurance policies were not priced to cover the risk of terrorist attacks and losses such as those suffered in the World Trade Center terrorist attack. The Property and Casualty Group initially excluded or limited some coverages and exposures where permitted by state regulators prior to enactment of the Terrorism Risk Insurance Act of 2002, discussed below.

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (“Act”), establishing a program for commercial property and casualty losses, including workers’ compensation, resulting from foreign acts of terrorism. The Act requires commercial insurers to make terrorism coverage available immediately and provides limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the third year to $15 billion in the third year. The federal government will pay 90% of covered terrorism losses that exceed retention levels. The Act is scheduled to expire on December 31, 2005. Personal lines are not included under the protection of the Act, and state regulators have not approved exclusions for acts of terrorism on personal lines policies. The Property and Casualty Group is exposed to terrorism losses for personal and commercial lines and workers’ compensation, although commercial lines are afforded a backstop above certain retention levels for foreign acts of terrorism under the federal program. The Property and Casualty Group could incur large unexpected losses if future terrorist attacks occur.

The Erie Insurance Group has taken the steps necessary to comply with the Act by providing notices to all commercial Policyholders, disclosing the premium, if any, attributable to coverage for acts of terrorism, as defined in the Act, and disclosing federal participation in payment of terrorism losses. Efforts are continuing to provide appropriate notices to new and renewal policyholders. The Act pre-empted any exclusion or provision in place prior to November 26, 2002 that excluded or limited coverage for losses from foreign acts of terrorism. Insurers may exclude coverage for foreign acts of terrorism if the Policyholder accepts an exclusion and rejects coverage or fails to pay additional premium charges, after notice is given. The Erie Insurance Group is evaluating systems and procedures and developing a rate structure and guidelines to accommodate premium charges for terrorism coverage where deemed appropriate for new and renewal commercial policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2002 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the nine months ended September 30, 2003. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

On August 20, 2003, the Court signed the Preliminary Approval Order. In compliance with the terms of the Settlement Agreement, Erie made a payment of $750,000 on August 29, 2003. The Preliminary Approval Order establishes a schedule for future events governing the completion of the settlement process. The Preliminary Approval Order appointed Garden City Group as the Notice and Claims Administrator and scheduled a hearing for final approval of the Settlement Agreement on January 7, 2004.

As the likelihood of the settlement is probable, ERIE recorded an accrual in the estimated amount of $6,250,000 in March 2003. This accrual was reduced for the $750,000 August payment. It is possible that the settlement will not be finalized and/or approved by the Court. If the settlement is not finalized and/or approved by the Court, it is still too early to assess the probable outcome of the amount of damages of this civil class action lawsuit. The Company believes that ERIE has meritoriously legal and factual defenses to the lawsuit and these defenses will be pursued vigorously if the Court does not approve and/or finalize the settlement.

ITEM 5. OTHER INFORMATION

The Board of Directors of Erie Indemnity Company recently modified the advance notice requirements of its shareholder nominating procedures. At a meeting on September 9, 2003, the Board of Directors approved changes to Section 2.07(a) of the Company’s bylaws. This amendment modifies the dates during which such nominations are required to be received in order to allow management sufficient time for preparation of the Company’s annual proxy statement. Amended Section 2.07(a) also gives Class B shareholders the opportunity to nominate director candidates directly by delivering written notice for a period of time following the announcement of the director candidates recommended by the Nominating Committee.

Prior to amendment, Section 2.07(a) was silent as to the right of a shareholder to nominate a director candidate for election who was not nominated by the Nominating Committee. As such, the Company’s practice had been to interpret Section 2.07(a) to permit shareholders to nominate at the annual meeting director candidates if timely advance notice was give to the Nominating Committee, even where such candidates were not subsequently nominated by the Nominating Committee.

As amended, Section 2.07(a) allows a shareholder of Class A or Class B stock to propose in writing to the Nominating Committee one or more persons who the shareholder believes would be appropriate candidates for election by shareholders as a director at any meeting of shareholders at which directors are to be elected. Such proposals must be submitted not less than 105 calendar days nor more than 135 calendar days before the first anniversary of the date on which the Company first mailed its proxy statement to shareholders for the Annual Meeting of Shareholders in the immediately preceding year. Promptly upon determining a slate of nominees for election as director, the Nominating Committee shall give public notice of its recommended slate.

ITEM 5. OTHER INFORMATION (Continued)

Amended Section 2.07(a) also gives Class B shareholders the opportunity to nominate candidates for election as director by the later of: (a) 60 days preceding the first anniversary of the date of the Annual Meeting of Shareholders in the immediately preceding year; or (b) 30 days after the Nominating Committee has given public notice of its recommended slate of nominees for election as director.

A copy of the Amendment and Restatement of Bylaws of Erie Indemnity Company dated September 9, 2003 is attached hereto as Exhibit No. 3.5.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Description of Exhibit

3.5	Amended By-laws of Registrant, Section 2.07(a) effective September 9, 2003

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On July 24, 2003, the Company filed a report on Form 8-K reporting under Item 9, the Company’s results for the second quarter of 2003. The results were discussed for the quarter based on the three primary segments, management operations, insurance underwriting operations and investment operations. The Company’s Consolidated Statements of Operations, Consolidated Statements of Operations Segment Basis, Consolidated Statements of Financial Position, Segment Information and Selected Financial Data of Erie Insurance Exchange were included in the filing.

ITEM 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002
Class A weighted average common shares outstanding (stated value $.0292)	64,089,906	63,686,149	64,089,906	63,789,404

Class B common shares outstanding (stated value $70)

Conversion of Class B shares to Class A shares (one share of Class B For 2,400 shares of Class A)	6,907,200	7,320,000	6,907,200	7,320,000

Total weighted average shares outstanding	70,997,106	71,006,149	70,997,106	71,109,404

Net income	$56,237,459	$46,161,999	$156,595,231	$138,189,091

Net income per share	$0.79	$0.65	$2.21	$1.94

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)

Date: October 29, 2003	/s/ Jeffrey A. Ludrof Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia Philip A. Garcia, Executive Vice President & CFO