Form 10-K
period 2003-12-31
ERIE INDEMNITY CO
filed 2004-03-08
CIK 922621

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code (814)870-2000

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

     Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

     Yes [X]     No [  ]

Aggregate market value of voting stock of non-affiliates: There is no active market for the Class B voting stock and no Class B voting stock has been sold in the last year upon which a price could be established.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 64,048,068 shares of Class A Common Stock and 2,878 shares of Class B Common Stock outstanding on February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the “Annual Report”) are incorporated by reference into Parts I, II and III of this Form 10-K Report.

2.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2004 are incorporated by reference into Parts I and III of this Form 10-K Report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers to the Company
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
SCHEDULE IV — REINSURANCE
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (CONTINUED)
EXHIBIT INDEX
Aggregate Excess of Loss Insurance - Amend. No. 3
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Addendum to Employment Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
Insurance Bonus Agreement
2003 Annual Report
Code of Conduct
Subsidiaries of Registrant
Consent of Independent Auditors
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO and CFO

INDEX

PART	ITEM NUMBER AND CAPTION		PAGE

I	Item 1.	Business	3
I	Item 2.	Properties	17
I	Item 3.	Legal Proceedings	17
I	Item 4.	Submission of Matters to a Vote of Security Holders
		Exectuive Officers to the Company	17
II	Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities	18
II	Item 6.	Selected Consolidated Financial Data	18
II	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
II	Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	19
II	Item 8.	Financial Statements and Supplementary Data	19
II	Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	19
II	Item 9A.	Controls and Procedures	19
III	Item 10.	Directors and Executive Officers of the Registrant	20
III	Item 11.	Executive Compensation	22
III	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
III	Item 13.	Certain Relationships and Related Transactions	22
III	Item 14.	Principal Accountant Fees and Services	22
IV	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	23

PART I

Item 1. Business

     Erie Indemnity Company (the “Company”) is a Pennsylvania corporation which operates predominantly as a provider of sales, underwriting and policy issuance services to the policyholders of Erie Insurance Exchange (the “Exchange”). The Company has served since 1925 as attorney-in-fact for the policyholders of the Exchange. Management fees earned in the capacity as attorney-in-fact comprised 74% of total Company revenue in 2003. The Company also operates as a property and casualty insurer through its wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company, and Erie Insurance Company of New York. The Exchange and its property and casualty subsidiary, Flagship City Insurance Company (“Flagship”), and the Company’s three property and casualty subsidiaries (collectively, the “Property and Casualty Group”) write personal and commercial lines property and casualty coverages exclusively through approximately 7,200 independent agents and pool their underwriting results. The Company also owns 21.6% of the common stock of Erie Family Life Insurance Company (“EFL”), an affiliated life insurance company of which the Exchange owns 53.5%. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively as the “Erie Insurance Group”.

     The Property and Casualty Group underwrites a broad line of personal and commercial coverages. Insurance products are marketed primarily in the Midwest, Mid-Atlantic and Southeast regions through independent agents comprising more than 1,700 insurance agencies. The Property and Casualty Group is licensed to do business in sixteen states and in the District of Columbia and at December 31, 2003, operated in eleven states and the District of Columbia. Twenty-three branch offices are maintained throughout the eleven contiguous states in which the Property and Casualty Group does business. Through December 31, 2003, the Property and Casualty Group also underwrote voluntary assumed reinsurance business. Effective December 31, 2003, the Property and Casualty Group exited the assumed reinsurance business.

     As of December 31, 2003, the Company had over 4,300 full-time employees, of which 2,144 provide claims specific services exclusively for the Property and Casualty Group and 151 perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services. None of the Company’s employees is covered by a collective bargaining agreement. As evidenced by a comprehensive survey completed in 2002 by an international human resources consulting firm, the Company’s relationship with its employees continues to be good.

Information About Business Segments

     Reference is made to Note 18 of the “Notes to the Consolidated Financial Statements” included in the Annual Report for information as to total revenue and net income attributable to the three business segments (management operations, insurance underwriting operations and investment operations) in which the Company is engaged.

Management Operations

     The management fee rate charged to the Policyholders of the Exchange is set by the Company’s Board of Directors. The Company’s Board of Directors may change the management fee rate at its discretion. However, the maximum fee level which can be charged the Exchange, is limited by the agreement between each policyholder of the Exchange and the Company to 25% of the direct and affiliated assumed written premiums of the Exchange. The Board considers several factors in determining the management fee rate, including the relative financial position of the Exchange and the Company and the long-term capital needs of the Exchange to ensure its continued growth, competitiveness, and superior financial strength. For 2003, the management fee rate was 24%. From 1999 through December 31, 2002, the management fee rate charged the Exchange was at its maximum permitted level of 25%. In December 2003, the Board voted to lower the management fee rate to 23.5% beginning January 1, 2004.

     All premiums collected, less the management fee retained by the Company, are used by the Exchange for the purpose of paying losses, loss adjustment expenses, investment expenses and other miscellaneous expenses including insurance-related taxes, licenses and fees and for other purposes that are to the benefit of the policyholders including certain information technology costs covered under a technology cost-sharing agreement.

     The Company recognizes management fees due from the Exchange as income when the premiums are written because at that time the Company has performed substantially all of the services required to be performed, including sales, underwriting and policy issuance activities, but currently such fees are not paid to the Company by the Exchange until premiums are collected. Historically, due to policy renewal and sales patterns, management fees earned are greater in the second and third quarters of the calendar year. While loss and loss adjustment expenses are not entirely predictable, historically such costs have been greater during the third and fourth quarters, influenced by the weather in the geographic regions, including the Midwest, Mid-Atlantic and Southeast regions, where the Property and Casualty Group operates.

     The Company receives a service agreement fee from the Exchange, at the rate of 6% of voluntary assumed written premium as compensation for the management and administration of its voluntary assumed reinsurance business from non-affiliated insurers. The service agreement rate was 7% during 2002 and 2001. Service agreement revenue is recognized over the time period of the reinsurance policies to which the service revenue relates. Effective December 31, 2003, the Exchange exited the assumed voluntary reinsurance business. As the remaining assumed voluntary premiums dissipate, this service agreement revenue will also decrease.

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

     Additional costs are incurred for general administrative expenses of the Company including the cost of office facilities, travel, telephone and communication costs, the cost of data processing and information technology. Beginning in 2001, Erie Insurance Group initiated the eCommerce program and committed to new information technology infrastructure expenditures as part of the program. The Company’s share of these eCommerce infrastructure expenditures are included in the cost of management operations. Non-infrastructure costs of the eCommerce program which are subject to an inter-company cost-sharing agreement are included in the insurance underwriting operations segment.

     The Company’s management operations are affected by factors such as regulation, competition, insurance industry market conditions and changes in insurance distribution systems as well as general economic and investment conditions.

Insurance Underwriting Operations

     The Company’s property and casualty insurance subsidiaries participate in the underwriting results of the Property and Casualty Group under an arrangement through which all direct business written by the Property and Casualty Group is pooled. The Exchange has a 94.5% participation in the underwriting results of the Property and Casualty Group pool, while the Company’s property and casualty insurance subsidiaries, the Erie Insurance Company and the Erie Insurance Company of New York together, have a 5.5% participation. As such, the Company has a direct interest in the underwriting profitability of the business written by the Property and Casualty Group as well as the volume of premium written. An excess-of-loss reinsurance agreement between the Exchange, Erie Insurance Company and Erie Insurance Company of New York limits the amount of sustained ultimate net losses in any applicable accident year for the Erie Insurance Company and the Erie Insurance Company of New York. The excess of loss reinsurance agreement is excluded from the pooling arrangement.

Industry

     One of the distinguishing features of the property and casualty insurance industry is that in general its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Current prices must be established from forecasts of the ultimate costs expected to arise from exposures underwritten during the coverage period when the rates are applied. Changes in statutory, regulatory and case law can significantly affect the liabilities associated with known risks after the insurance contract is in place. Property and casualty insurance companies’ ability to increase prices in response to declines in profitability are limited by the large number of competitors and the similarity of products offered, as well as regulatory constraints.

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

Lines of Business

     The Property and Casualty Group underwrites direct insurance business as well as assumed reinsurance business. The Property and Casualty Group underwrites a broad range of insurance. In 2003, personal lines comprised 70.2% of direct written premium revenue of the Property & Casualty Group while commercial lines constituted the remaining 29.8%. The core products in the personal lines are private passenger automobile (72.5%) and homeowners (24.0%) while the core commercial lines consist principally of multi-peril (39.5%), automobile (28.2%) and workers’ compensation (29.4%). In 2003, property lines comprised 80.6% of the assumed written premium revenue of the Property and Casualty Group while liability lines constituted the remaining 19.5%.

     See “Selected Segment Information” contained in the Annual Report, for the distribution of direct premiums written by the Property and Casualty Group.

Reinsurance

     The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophic occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes and wind and hail storms. From 1993 to 2001, the Property and Casualty Group had not purchased catastrophe reinsurance because management concluded the benefits of such coverage were outweighed by the costs of the coverage in light of the Exchange’s substantial surplus position and its ratio of net premiums written to surplus. In 2002, the lower surplus levels of the Exchange, along with increasing catastrophe risk exposure as a result of accelerating policy growth, resulted in management’s decision to purchase catastrophe reinsurance coverage. During 2003, the Property and Casualty Group purchased catastrophe reinsurance to mitigate future potential catastrophe loss exposure. The property catastrophe reinsurance treaty provides coverage of up to 95% of a loss of $415 million in excess of the Property and Casualty Group’s loss retention of $115 million per occurrence. Effective January 1, 2004, this reinsurance treaty was renewed under the terms to provide coverage of up to 95% of a loss of $460 million in excess of the Property and Casualty Group’s loss retention of $140 million per occurrence.

     Reference is also made to Note 14 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2003, incorporated herein by reference, for a complete discussion of reinsurance transactions.

Combined Ratios

     The combined ratio is a standard industry measurement of the results of property and casualty insurance underwriting operations. The statutory combined ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (“loss ratio”), the ratio of underwriting expenses incurred to net premiums written (“expense ratio”) and, the ratio of dividends to policyholders to net premiums earned (“dividend ratio”). The combined ratio computed under generally accepted accounting principles (“GAAP”) is calculated in the same manner except that it is based on GAAP reported amounts and the denominator for each component is net premiums earned. A combined ratio under 100% generally indicates an underwriting profit; a combined ratio over 100% generally indicates an underwriting loss before contemplation of the time value of money. Investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of the Property and Casualty Group is a function of income and expense from both its underwriting and investment operations.

     The ratios shown in the table that follows for the Company’s property and casualty insurance subsidiaries Erie Insurance Company and Erie Insurance Company of New York, are prepared in accordance with GAAP and with the National Association of Insurance Commissioners (NAIC) Codified Statutory Accounting Practices (“SAP”). The ratios are based on the property and casualty insurance subsidiaries’ 5.5% proportionate share of insurance underwriting operations from the intercompany pooling agreement.

	Combined Ratios
	Years Ended December 31,
	2003	2002	2001

GAAP Combined Ratio	113.0%	116.5%	114.9%

Statutory operating ratios:
Loss ratio	79.9	83.8	84.5
Expense and dividend ratio	28.3	30.9	30.1

Statutory Combined Ratio	108.2%	114.7%	114.6%

     The 2003 combined ratios were impacted by increased claim severity and increased catastrophe losses. The all-lines aggregate excess-of-loss reinsurance agreement with the Exchange had a favorable impact of reducing the GAAP combined ratio by 1.9 points in 2003. Overall the combined ratio improved in 2003 over 2002 as 2003 had little adverse development of loss reserves on prior accident years whereas the adverse development on prior accident years in 2002 and 2001 was significant. The 2003 GAAP combined ratio was also impacted by 3.9 points by a fourth quarter 2003 charge of $7.6 million to reduce the company’s deferred acquisition cost (DAC) asset. The acquisition costs were reduced to reflect only the underlying policy acquisition costs to the Company. Previously the acquisition costs were deferred at the full amount of the management fee, which included an intercompany profit component. The 2002 loss ratio reflected continued prior accident year adverse loss development of $5.7 million. In 2002, fourth quarter adjustments to strengthen reserves and increases in catastrophe losses on direct business were offset slightly by the effect of premium rate increases. The excess-of-loss reinsurance agreement reduced the 2002 GAAP combined ratio by 3.8 points. The high loss ratio in 2001 was the result of increased loss severity in the Company’s private passenger automobile and workers’ compensation lines of business, combined with unaffiliated assumed voluntary reinsurance losses from the September 11th terrorist attack on the World Trade Center. The 2001 GAAP combined ratio was reduced by 4.0 points as a result of the excess-of-loss reinsurance agreement.

Investment Operations

     The Company’s primary invested assets include fixed maturities, equity securities and limited partnerships that constitute 74.2%, 16.0% and 9.4%, of total invested assets, respectively. Investment operations include investment income and realized gains and losses generated by those assets of the Company’s management and insurance underwriting operations. Investment operations performance is evaluated based on appreciation of assets and overall rate of return. Reference is made to Note 4 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2003, incorporated herein by reference for a complete discussion of investment operations.

Financial Condition-Investments

     The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and investment returns providing for liquidity to meet the short and long-term commitments of the Company. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment portfolio, at market value, increased to $1,185.2 million at December 31, 2003, which represents 43.0% of total assets. Investment income reflected on the Consolidated Statements of Operations is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Net investment income was $58.3 million in 2003 compared to $55.4 million in 2002 and $49.9 million in 2001.

     The Company reviews the investment portfolio to evaluate positions that might have incurred other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to these factors, the primary factors considered in the Company’s review of investment valuation are the length of time the market value is below cost, the amount the market value is below cost and the Company’s intent and ability to hold the security until recovery in value has occurred. Reference is made to the Financial Condition section of the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2003 incorporated herein by reference, for a complete discussion of the investment impairment policy.

     If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

     The Company also has a 21.6% common stock interest in EFL of $56.1 million at December 31, 2003, which is accounted for under the equity method of accounting. EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best and Company Inc. (“A.M. Best”) rating of A (Excellent). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, including universal life, disability income and individual and group annuity products in ten states and the District of Columbia.

     Reference is made to the Financial Condition section of the “Management Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2003 incorporated herein by reference, for a complete discussion of investments.

Financial Ratings

     The financial status of the Company is not rated, however, its property/casualty insurance subsidiaries are rated by rating agencies. Insurance companies are rated by rating agencies to provide insurance consumers with meaningful information on the financial strength of insurance entities. Higher ratings generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors.

     Each member of the Property and Casualty Group currently has an A+ (“superior”) rating from A.M. Best. The A+ rating that A.M. Best gives to insurance companies represents a superior ability to meet ongoing obligations to policyholders. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the insurer’s profitability, leverage and liquidity as well as the insurer’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves and the experience and competency of its management. Each member of the Property and Casualty Group also has a rating of Api (“strong”) from Standard & Poors. A rating of “A” means that the insurer has strong financial security characteristics. The subscript “pi” means the rating was based on publicly available information of the Exchange. Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s insurance to its agents and customers.

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

     The Erie Insurance Group has followed several strategies which management believes will result in long-term underwriting performance which exceeds those of the property and casualty industry in general. First, the Erie Insurance Group employs an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis, through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. The industry as a whole has been experiencing increases in claims severity. See the discussion in the Reserves section that follows on how the Company is addressing underwriting profitability.

     Second, Erie Insurance Group’s management focuses on consistently providing superior service to policyholders and agents. Policy retention (the percentage of existing policyholders who renew their policies) remained strong at 90.2%, 91.2% and 90.9% for the years ended December 31, 2003, 2002 and 2001, respectively, for all lines of business combined. Policies in force increased 6.7% to 3.7 million in 2003 from 3.5 million in 2002 from 3.1 million in 2001. While these numbers remained positive, new business policies decreased 14.0% to ..6 million in 2003 compared to .7 million in 2002. The Company has placed an emphasis on rigorous underwriting practices which is impacting new policy growth. Also, 2002 was positively impacted by an agent incentive contract. See the discussion on underwriting profitability initiatives in the Reserve section that follows. See “Selected Segment Information” contained in the Annual Report for policy in force counts and retention rates for the Property and Casualty Group.

     Third, the Erie Insurance Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.

     Finally, the Company carefully selects the independent agencies that represent the Property and Casualty Group. The Property and Casualty Group seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. The Company has ongoing, direct communications with the agency force. Agents have access to a number of Company-sponsored venues designed to promote sharing of ideas, concerns and suggestions with the senior management of the Property and Casualty Group with the goal of improving communications and service. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships. The higher agency penetration and long term relationships allow for greater efficiency in providing agency support and training.

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

     The loss and loss adjustment expense reserves are computed in accordance with accepted loss reserving standards and principles for the purpose of making a reasonable provision for all unpaid loss and loss expense obligations under the terms of the Property and Casualty Group’s policies and agreements. However, the process of estimating the liability for unpaid losses and loss adjustment expenses is inherently judgmental and can be influenced by factors subject to variation. Possible sources of variation include claim frequency and severity, changing rates of inflation as well as changes in other economic conditions, judicial trends and legislative changes. It is unlikely that future losses and loss adjustment expenses will develop exactly as projected. The Property and Casualty Group continually refines reserves as experience develops and new information becomes known. The Property and Casualty Group reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. With the exception of reserves relating to certain workers’ compensation cases, which have been discounted at 2.5% in 2003 and 2002, loss reserves are not discounted.

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

     In 2003, the Company addressed loss trends by controlling exposure growth, improving underwriting risk selection, instituting programs to control loss severity and obtaining additional premium on risks through rate increases. Pricing actions have been taken since 2001 to increase premiums charged to Property and Casualty Group policyholders. The Property and Casualty Group has implemented more rigorous underwriting practices, the criteria under which policyholders are selected or renewed and premium rates are determined. Restricting underwriting practices will affect the number of new policyholders eligible for coverage with the Property and Casualty Group as well as the number eligible to renew and the terms of renewal. Taken together, pricing actions and restricting underwriting practices are designed to improve the overall underwriting result of the Property and Casualty Group. These actions will also reduce the growth rate of the Property and Casualty Group’s new and renewal premium and could adversely affect policy retention rates currently experienced by the Property and Casualty Group. To the extent the premium growth rate of the Property and Casualty Group direct written premiums is impacted by these actions, the growth in the Company’s management fee revenue will be proportionately affected. See “Management’s Discussion and Analysis” in the Annual Report for further discussion of the underwriting initiatives implemented in the current year.

     For a reconciliation of beginning and ending property and casualty unpaid losses and loss adjustment expense reserves for each of the last three years, see Note 10 of the “Notes to Consolidated Financial Statements” contained in the Annual Report.

     The following table sets forth the development of the Company’s property and casualty subsidiaries’ reserves for unpaid losses and loss adjustment expenses from 1994 through 2003.

Property and Casualty Subsidiaries of Erie Indemnity Company

Reserves for Unpaid Losses and Loss Adjustment Expenses

	At December 31,

(amounts in millions)	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Net liability for unpaid losses and loss adjustment expense (“LAE”)	$157.7	$139.1	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0	$68.9

Net liability re-estimated as of:
One year later		138.8	126.9	110.4	103.0	91.3	88.9	87.2	78.4	65.7

Two years later			122.7	114.9	103.9	93.2	85.3	86.6	79.4	65.3

Three years later				111.0	107.1	94.1	87.6	83.4	80.2	68.6

Four years later					103.4	97.2	87.5	84.4	78.2	69.4

Five years later						93.7	90.1	84.5	78.9	68.2

Six years later							87.1	86.2	79.8	68.8

Seven years later								83.6	80.0	69.7

Eight years later									77.4	69.8

Nine years later										67.1

Cumulative (deficiency) redundancy		0.3	(4.0)	(8.7)	(8.4)	(2.3)	2.4	1.3	1.6	1.8

Net liability for unpaid losses and LAE	$157.7	$139.1	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0	$68.9
Reinsurance recoverable on unpaid losses	687.8	577.9	438.6	375.6	337.9	334.8	323.9	301.5	278.3	275.9

Gross liability for unpaid losses and LAE	$845.5	$717.0	$557.3	$477.9	$432.9	$426.2	$413.4	$386.4	$357.3	$344.8

Gross re-estimated liability as of:
One year later		$712.3	$627.8	$500.4	$463.2	$414.3	$410.6	$394.2	$351.0	$327.3

Two years later			620.8	548.2	464.9	429.0	398.4	398.2	362.3	332.7

Three years later				538.5	497.9	426.9	406.0	388.0	373.0	351.6

Four years later					493.4	449.8	402.4	391.3	367.7	364.0

Five years later						448.1	424.6	389.3	370.8	361.8

Six years later							425.6	408.0	368.6	365.0

Seven years later								411.7	385.6	363.0

Eight years later									389.5	379.3

Nine years later										385.9

Cumulative (deficiency) redundancy		4.7	(63.5)	(60.6)	(60.5)	(21.9)	(12.2)	(25.3)	(32.2)	(41.1)

Reserves for Unpaid Losses and Loss Adjustment Expenses
(Continued)

	Through December 31,

(amounts in millions)	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Cumulative amount of net liability paid through:
One year later		$50.5	$47.3	$41.2	$38.9	$33.6	$31.3	$32.6	$29.3	$22.1

Two years later			72.9	64.9	59.2	52.4	48.3	48.7	44.7	36.2

Three years later				78.5	73.5	63.9	59.2	57.8	53.9	44.7

Four years later					80.8	71.3	65.5	63.5	59.4	49.8

Five years later						74.9	70.0	67.4	62.5	53.2

Six years later							72.1	70.1	64.8	55.0

Seven years later								71.2	66.3	56.5

Eight years later									66.9	57.7

Nine years later										58.0

Cumulative amount of gross liability paid through:
One year later		$217.0	$194.3	$174.4	$158.9	$145.4	$136.9	$141.3	$131.9	$134.0

Two years later			302.1	270.9	244.9	228.2	211.5	212.2	199.2	199.9

Three years later				326.1	297.6	274.9	256.8	250.0	235.7	233.4

Four years later					326.9	300.9	280.5	271.6	256.0	253.4

Five years later						315.8	295.9	285.9	267.7	265.0

Six years later							306.0	295.0	276.1	272.3

Seven years later								302.3	280.9	277.6

Eight years later									286.5	281.2

Nine years later										285.8

     Additional information with respect to the reserve activity of the Company’s property and casualty subsidiaries may be found at Note 10 of the “Notes to Consolidated Financial Statements” contained in the Annual Report.

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

     The Property and Casualty Group does not discount reserves except for workers’ compensation reserves which are discounted on a non-tabular basis. The workers’ compensation reserves are discounted at a risk-adjusted 2.5% interest rate as permitted by the Insurance Department of the Commonwealth of Pennsylvania. The discount is based upon the Property and Casualty Group’s historical workers’ compensation payout pattern. The Company’s unpaid losses and loss adjustment expenses reserve, as a result of this discounting, was reduced by $3.3 million and $2.7 million at December 31, 2003 and 2002, respectively.

     During 2003 the Property and Casualty Group experienced continued increases in claims severity and increased catastrophe losses principally due to Hurricane Isabel. The Company’s share of catastrophe losses was $10.0 million in 2003 compared to $7.1 million in 2002. Offsetting these increases to losses was much lower adverse development on prior accident years in 2003 compared to 2002. See “Insurance Underwriting Operations” in the Management’s Discussion and Analysis contained in the Annual Report.

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

     The 2001 unpaid losses and loss adjustment expenses reserve of $557.3 million includes the Property and Casualty Group’s share of estimated incurred losses from the unaffiliated reinsurance business stemming from the September 11th attack on the World Trade Center. The portion of World Trade Center losses recorded by the Company’s property and casualty subsidiaries after giving effect to recoveries from the excess of loss agreement with the Exchange was $5.8 million, or $.06 per share, after taxes. The Property and Casualty Group is exposed to both direct and reinsurance losses arising from possible future terrorist actions.

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

     The Sarbanes-Oxley Act of 2002 (Act) was designed to better protect investors by improving the accuracy and reliability of public company disclosures. Some requirements of the Act were effective immediately while others became effective throughout 2003 and into 2004. Management believes it has the appropriate processes in place both within the Company and with the Board of Directors to ensure timely compliance with the requirements. New internal control evaluation and reporting requirements introduced by the Act will become effective in 2004.

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

     The Property and Casualty Group may be required, under the solvency or guaranty laws of the various states in which it is licensed, to pay assessments to fund policyholder losses or liabilities of insolvent insurance companies. Depending on state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Certain states permit these assessments, or a portion thereof, to be recorded as an offset to future premium taxes. The members of the Property and Casualty Group have made accruals for their portion of assessments related to such insolvencies based upon the most current information furnished by the guaranty associations. Reference is made to the Critical Accounting Estimates section of the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2003 for a complete discussion of the liability for guaranty funds.

     The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. Generally, state law requires participation in such programs as a condition to doing business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. Involuntary programs generated underwriting losses for the Property and Casualty Group of $30.2 million and $2.7 million in 2003 and 2002, compared to an underwriting profit of $4.1 million in 2001.

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

Financial Regulation

     The Company is subject to the filing requirements of the Securities and Exchange Commission (SEC). The financial information in these filings are prepared in accordance with generally accepted accounting principles (GAAP) and SEC guidelines. The Company’s property and casualty insurance subsidiaries are required to file financial statements prepared using Statutory Accounting Principles (SAP) with state regulatory authorities. The adjustments necessary to reconcile the Company’s property and casualty insurance subsidiaries’ net income and shareholders’ equity prepared in accordance with Statutory Accounting Principles (SAP) to net income and shareholders’ equity prepared in accordance with GAAP are as follows:

	Net Income

	Year Ended
	December 31,

	2003	2002	2001

		(in thousands)
SAP amounts	$539	($10,679)	($4,929)
Adjustments:
Deferred policy acquisition costs	(4,952)	4,695	3,816
Deferred income taxes	4,481	664	1,392
Salvage and subrogation	1,567	833	312
Incurred premium adjustment	(2,003)	(3,270)	(1,816)
Other	96	(104)	83

GAAP amounts	($272)	($7,861)	$1,142

	Shareholders’ Equity

	As of December 31,

	2003	2002	2001

		(in thousands)
SAP amounts	$134,399	$82,549	$92,128
Adjustments:
Deferred policy acquisition costs	16,761	21,713	17,018
Difference between GAAP and SAP deferred income taxes	3,611	(2,337)	(354)
Salvage and subrogation	6,061	4,493	3,661
Incurred premium adjustment	(19,291)	(17,288)	(14,018)
Unrealized gains net of deferred taxes	12,072	9,602	4,722
Other	307	249	223

GAAP amounts	$153,920	$98,981	$103,380

     The 2003 reconciling item between the SAP and GAAP net income amounts for deferred policy acquisition costs resulted from a fourth quarter 2003 charge recorded by the Company to reduce its deferred acquisition cost asset. This charge relates to acquisition costs that were previously deferred at the full amount of the management fee, which included an intercompany profit component. The capitalized acquisition costs were adjusted to reflect only the underlying policy acquisition costs to the Company. See further discussion in Note 3, “Significant Accounting Policies,” included in the Annual Report.

     The increase in shareholders’ equity on a statutory basis in 2003 was the result of the Company making a $50 million capital contribution to its wholly-owned property/casualty insurance subsidiary, Erie Insurance Company. The capital was used to strengthen the surplus of Erie Insurance Company and to bring its premium to surplus leverage ratio in line with the other members of the Property and Casualty Group.

     Pennsylvania regulations limit the amount of dividends EFL can pay its shareholders and limit the amount of dividends the Company’s property and casualty insurance subsidiaries the Erie Insurance Company and the Erie Insurance Property and Casualty Company can pay to the Company. New York state regulates the amount of dividends the Erie Insurance Company of New York can pay to the Erie Insurance Company. The limitations are fully described and reference is made herein to Note 15 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2003, incorporated by reference.

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

Website access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K , and all amendments to those reports are available free of charge on the Company’s website at www.erieinsurance.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Also copies of the Company’s annual report will be made available, free of charge, upon written request.

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

Item 2. Properties

     The member companies of the Erie Insurance Group (the Company and its subsidiaries, the Exchange and its subsidiary and EFL) share a corporate home office complex in Erie, Pennsylvania, which is comprised of 489,710 square feet. The home office complex is owned by the Exchange. The Company is charged rent expense for the related square footage it occupies.

     The Company also operates 23 field offices, including the Erie branch office, in 11 states. Eighteen of these offices provide both agency support and claims services and are referred to as “Branch Offices”, while the remaining five provide only claims services and are considered “Claims Offices”. The Company owns three of its field offices. Three other field offices are owned by the Exchange and leased to the Company. The rent expense incurred by the Company for both the home office complex and the field offices leased from the Exchange totaled $11.8 million in 2003.

     One field office is owned by EFL and leased to the Company. The rent expense for the field office leased from EFL was $.3 million in 2003.

     The remaining 16 field offices are leased from various unaffiliated parties. In addition to these field offices, the Company leases a warehouse facility from an unaffiliated party. During 2003, the Company entered into a lease for a building in the vicinity of the home office complex. This additional space will be used to house certain home office employees to be relocated to this space in 2004. Total lease payments to external parties amounted to $2.5 million in 2003. Lease commitments for these properties expire periodically through 2008.

     The total operating expense, including rent expense, for all office space occupied by the Company in 2003 was $20.7 million. This amount was reduced by allocations to the Property and Casualty Group of $12.9 million for claims operations. The net amount after allocations is reflected in the cost of management operations.

Item 3. Legal Proceedings

     Information concerning the legal proceedings of the Company is incorporated by reference to the section “Legal Proceedings” in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders to be held on April 27, 2004 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 (the “Proxy Statement”).

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

     Information with respect to executive officers of the Company is incorporated by reference to the information set forth in Item 10 in Part III of this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

     Reference is made to “Market Price of and Dividends on Common Stock and Related Shareholder Matters” in the Annual Report for the year ended December 31, 2003, incorporated herein by reference, for information regarding the high and low sales prices for the Company’s stock and additional information regarding such stock of the Company.

     During the year ended December 31, 2003, the Company did not repurchase any of its Class A Common Stock or Class B Common Stock.

Item 6. Selected Consolidated Financial Data

     Reference is made to “Selected Consolidated Financial Data” in the Annual Report for the year ended December 31, 2003, incorporated herein by reference. Reference is also made to the contractual obligation table in the Liquidity section of the Management’s Discussion and Analysis in the Annual Report for the year ended December 31, 2003, incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

     Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2003, incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2003, incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the “Consolidated Financial Statements” and the “Quarterly Results of Operations” contained in the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2003, incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

     As previously reported in the Registrant’s Form 10-K annual report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003, the Company appointed Ernst & Young, LLP as the Company’s independent auditors for 2003. Malin, Bergquist & Company, LLP were the Company’s independent auditors for 2002.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2003 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Security and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to directors, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on April 27, 2004 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 in response to this item.

The Company has adopted a code of conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Conduct as Exhibit 14 to this Form 10–K. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.

     Certain information as to the executive officers of the Company is as follows:

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/03	Erie Insurance Group

President & Chief Executive Officer

Jeffrey A. Ludrof	44	President and Chief Executive Officer of the Company, Erie Family Life Insurance Company (EFL), Erie Insurance Company, Flagship City Insurance Company (Flagship), Erie Insurance Company of New York (Erie NY), and Erie Insurance Property and Casualty Company (Erie PC) since May 8, 2002. Executive Vice President–Insurance Operations of the Company, Erie Insurance Co., Flagship, Erie P&C, and Erie NY 1999–May 8, 2002; Senior Vice President of the Company 1994–1999.

Executive Vice Presidents

Jan R. Van Gorder, Esq	56	Senior Executive Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. since 1990, and of Flagship and Erie P&C since 1992 and 1993, respectively, and of Erie NY since 1994; Senior Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. for more than five years prior thereto; Director, the Company, EFL, Erie Insurance Co., Erie NY, Flagship and Erie P&C.

John J. Brinling, Jr.	56	Executive Vice President of Erie Family Life Insurance Company since December 1990. Division Officer 1984–Present; Director, Erie NY.

Philip A. Garcia	47	Executive Vice President and Chief Financial Officer since 1997; Senior Vice President and Controller 1993–1997. Director, the Erie NY, Flagship and Erie P&C.

Michael J. Krahe	50	Executive Vice President–Human Development and Leadership since January 2003; Senior Vice President 1999–December 2002; Vice President 1994–1999.

Thomas B. Morgan	40	Executive Vice President–Insurance Operations since January 2003; Senior Vice President October 2001– December 2003; Assistant Vice President and Branch Manager 1997–October 2001; Independent Insurance Agent 1988–1997; Director, Erie NY, Erie P&C and Flagship.
Senior Vice Presidents
Douglas F. Ziegler	53	Senior Vice President, Treasurer and Chief Investment Officer since 1993.

Item 11. Executive Compensation

     The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, except for the Performance Graph, which has not been incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

     As of February 20, 2004, there were approximately 1,114 beneficial shareholders of record of the Company’s Class A non-voting common stock and 26 beneficial shareholders of record of the Company’s Class B voting common stock.

Item 13. Certain Relationships and Related Transactions

     The Company operates predominantly as a provider of sales, underwriting and policy issuance services to the Exchange. Since the formation of the Company and the Exchange in 1925, the Company has served as the attorney-in-fact for the policyholders of the Exchange. The Company’s earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, the Company’s property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As the Company’s operations are interrelated with the operations of the Exchange, the Company’s results of operations are largely dependent on the success of the Exchange. Reference is made to Note 13 of the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2003, incorporated herein by reference for a complete discussion of the financial results of the Exchange.

     Reference is made to Note 11 of the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2003, incorporated herein by reference, for a complete discussion of related party transactions.

     Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial statements, financial statement schedules and exhibits filed:

(1)	Consolidated Financial Statements

Page*

Erie Indemnity Company and Subsidiaries:
Independent Auditors’ Report on the Consolidated Financial Statements	34
Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001	35
Consolidated Statements of Financial Position as of December 31, 2003 and 2002	36
Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001	37
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2003, 2002 and 2001	38
Notes to Consolidated Financial Statements	39

(2)	Financial Statement Schedules

Page

Erie Indemnity Company and Subsidiaries:
Report of Independent Auditors – 2002 and 2001	26
Schedule I. Summary of Investments – Other than Investments in Related Parties	27
Schedule IV. Reinsurance	28
Schedule VI. Supplemental Information Concerning Property/Casualty Insurance Operations	29

All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

*     Refers to the respective page of Erie Indemnity Company’s 2003 Annual Report to Shareholders. The “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements and Auditors’ Report” thereon on pages 34 to 63 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a, 8 and 13, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(3)	Exhibits

          See Exhibit Index on page 31 hereof.

     (b)  Reports on Form 8-K:

On October 15, 2003, the Company filed a report on Form 8-K, reporting under Item 5, that the Property and Casualty Group had received loss notifications from more than 17,000 policyholders as a result of Hurricane Isabel and subsequent severe wind and rain storms. Total losses from these events were estimated to be $74 million for the Group. Also, wind and hail storms that struck Pennsylvania in July resulted in losses of approximately $20 million. These losses did not have a material impact on third quarter 2003 financial results of the Company due to an aggregate excess-of-loss reinsurance agreement the Company has in effect with the Erie Insurance Exchange.

On October 29, 2003, the Company filed a report on Form 8-K, reporting under Item 12, the Company’s results for the third quarter of 2003. The results were discussed for the quarter and year to date, based on the three segments, management operations, insurance underwriting operations and investment operations. The Company’s Consolidated Statements of Operations, Consolidated Statements of Operations Segment Basis, Consolidated Statements of Financial Position, Segment Information and Selected Financial Data of Erie Insurance Exchange were included in the filing.

On December 10, 2003 the Company filed a report on Form 8-K, reporting under Item 5, that at the regular meeting of the Board of Directors of the Company, the Board approved an increase in shareholders’ dividends. The Board also set the management fee rate charged to the Erie Insurance Exchange for 2004. The Board also reauthorized a stock repurchase program under which the Company may repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2004	ERIE INDEMNITY COMPANY (Registrant) Principal Officers

/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President and CEO

/s/ Jan R. Van Gorder

Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO

/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller

Board of Directors

/s/ Kaj Ahlmann	/s/ C. Scott Hartz

Kaj Ahlmann	C. Scott Hartz

/s/ John T. Baily	/s/ F. William Hirt

John T. Baily	F. William Hirt

/s/ Samuel P. Black, III	/s/ Samuel P. Katz

Samuel P. Black, III	Samuel P. Katz

/s/ J. Ralph Borneman, Jr.	/s/ Claude C. Lilly, III

J. Ralph Borneman, Jr.	Claude C. Lilly, III

/s/ Wilson C. Cooney	/s/ Jeffrey A. Ludrof

Wilson C. Cooney	Jeffrey A. Ludrof

/s/ Patricia Garrison-Corbin	/s/ Jan R. Van Gorder

Patricia Garrison-Corbin	Jan R. Van Gorder

/s/ John R. Graham	/s/ Robert C. Wilburn

John R. Graham	Robert C. Wilburn

/s/ Susan Hirt Hagen

Susan Hirt Hagen

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders
Erie Indemnity Company

We have audited the Consolidated Statements of Financial Position of Erie Indemnity Company and subsidiaries (Company) as of December 31, 2002 and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2002. In connection with our audits of the financial statements, we also have audited the 2002 and 2001 financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Malin, Bergquist & Company, LLP

Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2003

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position

(In Thousands)
Available-for-sale securities:
Fixed maturities:
U.S. treasuries & government agencies	$11,912	$12,189	$12,189
States & political subdivisions	69,330	72,272	72,272
Special revenue	95,418	99,471	99,471
Public utilities	62,966	67,766	67,766
U.S. industrial & miscellaneous	372,705	393,088	393,088
Mortgage backed securities	66,385	66,903	66,903
Asset backed securities	16,754	16,684	16,684
Foreign	106,313	115,680	115,680
Redeemable preferred stock	32,866	35,308	35,308
Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	1,020	4,000	4,000
U.S. industrial & miscellaneous	13,843	34,764	34,764
Foreign	1,077	1,687	1,687
Non-redeemable preferred stock:
Public utilities	29,767	32,222	32,222
U.S. banks, trusts & insurance companies	41,882	46,506	46,506
U.S. industrial & miscellaneous	52,517	56,668	56,668
Foreign	12,232	13,556	13,556

Total fixed maturities and equity securities	$986,987	$1,068,764	$1,068,764

Real estate mortgage loans	$5,182	$5,182	$5,182
Limited partnerships	105,617	111,218	111,218

Total investments	$1,097,786	$1,185,164	$1,185,164

SCHEDULE IV - REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
(In thousands)	Direct	Companies	Companies	Amount	to Net

December 31, 2003
Premiums for the year
Property and Liability Insurance	$644,286	$654,841	$202,147	$191,592	105.5%

December 31, 2002
Premiums for the year
Property and Liability Insurance	$531,479	$541,888	$174,367	$163,958	106.3%

December 31, 2001
Premiums for the year
Property and Liability Insurance	$432,307	$439,698	$145,039	$137,648	105.4%

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

	Deferred
	Policy	Reserves for	Discount, if
	Acquisition	Unpaid Loss & LAE	any deducted	Unearned
	Costs	Expenses	from reserves*	Premiums

(In Thousands)
@ 12/31/03
Consolidated P&C Entities	$16,761	$845,536	$3,303	$449,606
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$16,761	$845,536	$3,303	$449,606

@ 12/31/02
Consolidated P&C Entities	$21,713	$717,015	$2,655	$393,091
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$21,713	$717,015	$2,655	$393,091

@ 12/31/01
Consolidated P&C Entities	$17,018	$557,278	$2,390	$311,969
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$17,018	$557,278	$2,390	$311,969

*	Workers’ compensation case and incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (CONTINUED)

			Loss and Loss Adjustment Expense		Amortization
		Net	Incurred	Related to	of Deferred	Net
	Earned	Investment	(1)	(2)	Policy	Loss & LAE	Premiums
	Premiums	Income	Current Year	Prior Years	Acquisition Costs	Paid	Written

(In Thousands)
@ 12/31/03
Consolidated P&C Entities	$191,592	$23,398	$154,816	($1,832)	$38,647	$134,365	$204,694
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$191,592	$23,398	$154,816	($1,832)	$38,647	$134,365	$204,694

@ 12/31/02
Consolidated P&C Entities	$163,958	$13,289	$133,787	$5,438	$29,928	$118,800	$181,013
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$163,958	$13,289	$133,787	$5,438	$29,928	$118,800	$181,013

@ 12/31/01
Consolidated P&C Entities	$137,648	$17,071	$111,258	$5,943	$24,276	$100,840	$146,936
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$137,648	$17,071	$111,258	$5,943	$24,276	$100,840	$146,936

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

3.1*	Articles of Incorporation of Registrant

3.2**	Amended and Restated By-laws of Registrant

3.3##	Amended and Restated By-laws of Registrant dated March 9, 1999

3.4@	Amended and Restated By-laws of Registrant effective September 9, 2002

3.5$	Amended and Restated By-laws of Registrant Section 2.07(a) effective September 9, 2003

4A*	Form of Registrant’s Class A Common Stock certificate

4B*	Form of Registrant’s Class B Common Stock certificate

10.1***	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 1989

10.2***	Restatement of Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective as of January 1, 1990

10.3***	Deferred Compensation Plan of Registrant

10.4***	Retirement Plan for Outside Directors of Registrant, effective as of January 1, 1991

10.5***	Employee Savings Plan of Erie Insurance Group, effective as of April 1, 1992

10.6***	Amendment to Employee Savings Plan of Erie Insurance Group

10.7***	Supplemental 401(k) Plan of Erie Insurance Group effective as of January 1, 1994

10.8***	Service Agreement dated January 1, 1989 between Registrant and Erie Insurance Company

10.9***	Service Agreement dated June 21, 1993 between Registrant and Erie Insurance Property & Casualty Company

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.10***	Service Agreement dated June 21, 1993 between Registrant and Flagship City Insurance Company

10.11***	Reinsurance Pooling Agreement dated January 1, 1992 between Erie Insurance Company and Erie Insurance Exchange

10.12***	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact

10.13*	Stock Redemption Plan of Registrant dated December 14, 1989

10.14*	Stock Purchase Agreement dated December 20, 1991, between Registrant and Erie Insurance Exchange relating to the capital stock of Erie Insurance Company

10.15**	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1994 between Erie Insurance Exchange and Erie Insurance Co.

10.16****	Stock Redemption Plan of Registrant restated as of December 12, 1995

10.17****	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1995 between Erie Insurance Exchange and Erie Insurance Company of New York

10.18****	Service Agreement dated January 1, 1995 between Registrant and Erie Insurance Company of New York

10.19*****	Consulting Agreement for Investing Services dated January 2, 1996 between Erie Indemnity Company and John M. Petersen

10.20*****	Agreement dated April 29, 1994 between Erie Indemnity Company and Thomas M. Sider

10.21******	Aggregate Excess of Loss Reinsurance Agreement effective January 1, 1997 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.22#	1997 Annual Incentive Plan of Erie Indemnity Company

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.23#	Erie Indemnity Company Long-Term Incentive Plan

10.24#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.26#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27#	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.28###	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.29###	Employment Agreement effective December 15, 1999 By and between Erie Indemnity Company and Douglas F. Ziegler

10.30###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.31###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.36&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.37&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

10.38&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.39&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.40&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.41&&	Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between Registrant and member companies of the Erie Insurance Group

10.42&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.43&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.45&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.47&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.48&&&	Summary of termination benefits provided under the Employment Agreement effective January 18, 2002 by and and between Erie Indemnity Company and Stephen A. Milne

10.49@	Amended and Restated Service Agreement between Registrant and Erie Insurance Company effective January 1, 1992

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.50@	Amended and Restated Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective December 31, 1995

10.51@	Amended and Restated Reinsurance Pooling Agreement effective January 1, 1995 between Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York and Erie Insurance Exchange

10.52@	Amended and Restated Aggregate Excess of Loss Reinsurance Contract effective January 1, 1998 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.53@	Amended and Restated Retirement Plan for Employees of Erie Insurance Group, effective December 31, 2000

10.54@	Amended and Restated Deferred Compensation Plan from Outside Directors of Registrant, effective January 1, 2001

10.55@	Amended and Restated Employee Savings Plan of Erie Insurance Group, effective January 1, 2001

10.56@	First Amendment and Restatement to Employee Savings Plan of Erie Insurance Group effective January 1, 2001

10.57@	2001 Annual Incentive Plan of Erie Indemnity Company

10.58@	Amended and Restated Deferred Compensation Plan for Outside Directors of Registrant effective April 30, 2002

10.59@	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.60@	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange Appoint Registrant as their Attorney-in-Fact

10.61@@	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Michael J. Krahe

10.62@@	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Thomas B. Morgan

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.63@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.64@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia

10.65@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder

10.66@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler

10.67@@@	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2003 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.68	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2004 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York	39

10.69	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.	41

10.70	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan	42

10.71	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe	43

10.72	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof	44

10.73	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia	45

10.74	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder	46

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.75	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler	47

10.76	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof	48

10.77	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof	51

10.78	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.	54

10.79	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder	57

10.80	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe	60

10.81	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia	62

10.82	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan	65

13	2003 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith	67

14	Code of Conduct	120

16@@	Letter re Change in Certifying Accountant

21	Subsidiaries of Registrant	131

23	Independent Auditors' Consent and Report on Schedules	132

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	133

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	134

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	135

99.1##	Report of the Special Committee to the Board of Directors

99.4@	First Amendment to Second Restated Agreement of H.O. Hirt Trust effective December 22, 1980

*	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

**	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.

***	Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.

******	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.

##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.

###	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.

&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2000 that was filed with the Commission on March 23, 2001.

&&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended June 30, 2001 that was filed with the Commission on July 17, 2001.

&&&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2001 that was filed with the Commission on March 12, 2002.

@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q/A quarterly report for the quarter ended September 30, 2002 that was filed with the Commission on January 27, 2003.

@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003.

@@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended March 31, 2003 that was filed with the Commission on April 24, 2003.

$	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2003 that was filed with the Commission on October 29, 2003.