Form 10-Q
period 2004-03-31
ERIE INDEMNITY CO
filed 2004-04-22
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Class A Common Stock, no par value, with a stated value of $.0292 per share— 63,943,675 shares as of April 13, 2004.

Class B Common Stock, no par value, with a stated value of $70 per share— 2,878 shares as of April 13, 2004.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

     PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31	December 31
ASSETS	2004	2003
	(Unaudited)
INVESTMENTS

Fixed maturities at fair value (amortized cost of $871,923 and $834,649, respectively)	$927,537	$879,361
Equity securities at fair value (cost of $152,967 and $152,338, respectively)	192,266	189,403
Limited partnerships (cost of $106,252 and $105,803, respectively)	113,885	111,218
Real estate mortgage loans	5,149	5,182

Total investments	1,238,837	1,185,164

Cash and cash equivalents	80,891	87,192
Accrued investment income	13,049	11,119
Premiums receivable from policyholders	267,596	266,957
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	707,097	687,819
Ceded unearned premiums to Erie Insurance Exchange	100,491	97,249
Note receivable from Erie Family Life Insurance Company	40,000	40,000
Other receivables from Erie Insurance Exchange and affiliates	210,760	199,078
Reinsurance recoverable non-affiliates	429	480
Deferred policy acquisition costs	17,061	16,761
Property and equipment	13,328	13,868
Equity in Erie Family Life Insurance Company	60,287	56,072
Prepaid pension	57,974	52,666
Other assets	43,926	40,182

Total assets	$2,851,726	$2,754,607

(Continued)

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31	December 31
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
	(Unaudited)
LIABILITIES

Unpaid losses and loss adjustment expenses	$867,702	$845,536
Unearned premiums	453,659	449,606
Commissions payable and accrued	143,867	152,869
Securities lending collateral	39,731	34,879
Accounts payable and accrued expenses	52,574	46,317
Federal income taxes payable	18,009	117
Deferred income taxes	34,638	27,515
Dividends payable	13,842	13,872
Employee benefit obligations	21,089	19,726

Total liabilities	1,645,111	1,590,437

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,492,800 shares issued; 63,950,847 and 64,089,906 shares outstanding, respectively	1,969	1,969
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,878 shares authorized, issued and outstanding	201	201
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	79,460	66,402
Retained earnings	1,225,358	1,189,628

Total contributed capital and retained earnings	1,314,818	1,266,030
Treasury stock, at cost 3,541,953 and 3,402,894 shares in 2004 and 2003, respectively	(108,203)	(101,860)

Total shareholders’ equity	1,206,615	1,164,170

Total liabilities and shareholders’ equity	$2,851,726	$2,754,607

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
	2004	2003
	(Amounts in thousands, except per share data)
OPERATING REVENUE

Management fee revenue, net	$209,664	$195,848
Premiums earned	50,649	45,182
Service agreement revenue	5,598	6,484

Total operating revenue	265,911	247,514

OPERATING EXPENSES

Cost of management operations	161,821	145,882
Losses and loss adjustment expenses incurred	38,037	37,500
Policy acquisition and other underwriting expenses	11,318	10,445

Total operating expenses	211,176	193,827

INVESTMENT INCOME — UNAFFILIATED

Investment income, net of expenses	14,686	14,319
Net realized gains on investments	2,853	593
Equity in earnings (losses) of limited partnerships	418	(1,326)

Total investment income — unaffiliated	17,957	13,586

Income before income taxes and equity in earnings of Erie Family Life Insurance Company	72,692	67,273
Provision for income taxes	24,435	22,460
Equity in earnings of Erie Family Life Insurance Company, net of tax	1,315	1,087

Net income	$49,572	$45,900

Net income per share — basic and diluted	$0.70	$0.65

Weighted average shares outstanding	70,947	70,997

Dividends declared per share:
Class A	$0.215	$0.19
Class B	32.25	28.50

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
	2004	2003
	(Dollars in thousands)
Net income	$49,572	$45,900

Unrealized gains on securities:
Unrealized holding gains arising during period	22,942	15,601
Less: Gains included in net income	(2,853)	(593)

Net unrealized holding gains arising during period	20,089	15,008
Income tax expense related to unrealized gains	(7,031)	(5,253)

Net appreciation of investments	13,058	9,755

Other comprehensive income, net of tax	13,058	9,755

Comprehensive income	$62,630	$55,655

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Management fee received	$200,016	$165,909
Service agreement fee received	5,598	6,484
Premiums collected	49,348	46,312
Net investment income received	13,916	13,871
Dividends received from Erie Family Life	429	429
Salaries and wages paid	(31,109)	(39,376)
Commissions paid to agents	(131,973)	(114,060)
General operating expenses paid	(17,114)	(20,075)
Losses and loss adjustment expenses paid	(35,097)	(33,618)
Underwriting and acquisition costs paid	(4,612)	(5,443)
Income taxes paid	(4,811)	(15)

Net cash provided by operating activities	44,591	20,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(107,003)	(102,743)
Equity securities	(5,151)	(10,571)
Limited partnership investments	(4,974)	(8,274)
Sales/maturities of investments:
Fixed maturity sales	40,286	62,955
Fixed maturity calls/maturities	31,535	32,299
Equity securities	4,959	13,106
Limited partnership distributions	4,707	3,928
Increase in collateral from securities lending	4,852	14,369
Purchase of property and equipment	(264)	(220)
Collections (net of distributions) on agent loans	376	124

Net cash used in investing activities	(30,677)	4,973

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(13,872)	(12,250)
Purchase of treasury stock	(6,343)	0

Cash used in financing activities	(20,215)	(12,250)

Net (decrease) increase in cash and cash equivalents	(6,301)	13,141
Cash and cash equivalents at beginning of period	87,192	85,712

Cash and cash equivalents at end of period	$80,891	$98,853

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts are in thousands except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property and casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004.

NOTE 2 – RECLASSIFICATONS

Certain amounts previously reported in the 2003 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of Class A shares outstanding (63,950,847 and 64,089,906 at March 31, 2004 and December 31, 2003, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (2,878 in 2004 and 2003) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 70,947,493 for the quarter ended March 31, 2004 and 70,997,106 for the same period one year ago.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – EARNINGS PER SHARE (Continued)

The following table reconciles the numerators and denominators of the basic and diluted per-share computations.

	Three months ended March 31
	(share amounts in thousands)

	Net	Shares
	Income	Outstanding	Per-Share
	(Numerator)	(Denominator)	Earnings
2004
Basic earnings per share	$49,572	70,947	$0.70
Restricted stock awards not yet vested		70

Diluted earnings per share	$49,572	71,017	$0.70

2003
Basic earnings per share	$45,900	70,997	$0.65
Restricted stock awards not yet vested		98

Diluted earnings per share	$45,900	71,095	$0.65

Included in the restricted stock awards not yet vested are awards of 68,176 and 97,061 for the first quarter of 2004 and 2003, respectively, related to the long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 2,174 and 1,408 for the first quarters of 2004 and 2003, respectively.

NOTE 4 – INVESTMENTS

Fixed maturities and marketable equity securities are classified as “available-for-sale.” Equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reflected in shareholders’ equity in accumulated other comprehensive income. When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to estimated realizable value. Investment impairments are evaluated on an individual security position basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations. Adjustments to the carrying value of limited partnerships that are considered impaired are recorded as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations.

The Company had loaned securities, included as part of its invested assets, with a market value of $38,837 and $33,986 at March 31, 2004 and December 31, 2003, respectively. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Consolidated Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

The following is a summary of fixed maturities and equity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2004

Fixed maturities:
U.S. treasuries & government agencies	$17,904	$743	$9	$18,638
States & political subdivisions	70,397	3,268	21	73,644
Special revenue	93,990	4,059	58	97,991
Public utilities	63,858	5,836	16	69,678
U.S. industrial & miscellaneous	392,769	25,430	179	418,020
Mortgage-backed securities	64,092	1,526	164	65,454
Asset-backed securities	21,317	153	1	21,469
Foreign	117,398	12,602	362	129,638

Total bonds	841,725	53,617	810	894,532
Redeemable preferred stock	30,198	2,826	19	33,005

Total fixed maturities	871,923	56,443	829	927,537

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	1,020	3,214	0	4,234
U.S. industrial & miscellaneous	13,838	21,181	0	35,019
Foreign	1,077	524	0	1,601
Nonredeemable preferred stock:
Public utilities	31,350	2,835	4	34,181
U.S. banks, trusts & insurance companies	40,882	4,905	55	45,732
U.S. industrial & miscellaneous	52,568	5,208	309	57,467
Foreign	12,232	1,831	31	14,032

Total equity securities	152,967	39,698	399	192,266

Total fixed maturities and equity securities	$1,024,890	$96,141	$1,228	$1,119,803

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003

Fixed maturities:
U.S. treasuries & government agencies	$11,912	$337	$60	$12,189
States & political subdivisions	69,330	2,986	44	72,272
Special revenue	95,418	4,120	67	99,471
Public utilities	62,966	4,822	22	67,766
U.S. industrial & miscellaneous	372,705	21,269	886	393,088
Mortgage-backed securities	66,385	909	391	66,903
Asset-backed securities	16,754	26	96	16,684
Foreign	106,313	9,903	536	115,680

Total bonds	801,783	44,372	2,102	844,053
Redeemable preferred stock	32,866	2,480	38	35,308

Total fixed maturities	834,649	46,852	2,140	879,361

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	1,020	2,980	0	4,000
U.S. industrial & miscellaneous	13,843	20,921	0	34,764
Foreign	1,077	610	0	1,687
Nonredeemable preferred stock:
Public utilities	29,767	2,475	20	32,222
U.S. banks, trusts & insurance companies	41,882	4,674	50	46,506
U.S. industrial & miscellaneous	52,517	4,543	392	56,668
Foreign	12,232	1,356	32	13,556

Total equity securities	152,338	37,559	494	189,403

Total fixed maturities and equity securities	$986,987	$84,411	$2,634	$1,068,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

Fixed maturity and equity securities in a gross unrealized loss position are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

		Estimated	Gross	Number
March 31, 2004	Amortized	Fair	Unrealized	of
	Cost	Value	Losses	Holdings
Six months or less	$51,375	$50,756	$619	24
Six to twelve months	32,668	32,109	559	14
Twelve to eighteen months	4,019	4,000	19	2
Greater than eighteen months	1,395	1,364	31	1

	$89,457	$88,229	$1,228	41

No investments in an unrealized loss position at March 31, 2004, had experienced a decline in market value that was considered by management to be significant and other-than-temporary, based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested other than temporary impairment of any of the investments held at March 31, 2004.

The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. There were no impairment charges on fixed maturities or equity securities in the first quarter of 2004. Included in the first quarter 2003 gross realized losses are impairment charges of $6,007 related to fixed maturities, preferred stock and common stock primarily in the energy and financial services sectors.

	Three Months Ended March 31
	2004	2003
Fixed maturities:
Gross realized gains	$2,438	$6,778
Gross realized losses	(23)	(3,381)

Net realized gain	2,415	3,397

Equity securities:
Gross realized gains	714	926
Gross realized losses	(276)	(3,730)

Net realized gain (loss)	438	(2,804)

Net realized gains on investments	$2,853	$593

Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest in small- to medium-sized companies. Limited partnerships are recorded using the equity method, which approximates the Company’s share of the carrying value of the partnership. Unrealized gains and losses on private equity limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

partnerships are reflected in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. The Company has not guaranteed any of the partnership liabilities.

Limited partnerships that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to realizable value. These impairments are made directly on an individual limited partnership basis and are included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. Impairment charges totaling $133 and $1,247 were recorded in the first quarter of 2004 and 2003, respectively, related to private equity limited partnerships. The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are included below.

	Three Months Ended March 31
	2004	2003
Private equity	($126)	($1,640)
Real estate	299	435
Mezzanine debt	245	(121)

Total equity in earnings (losses) of limited partnerships	$418	($1,326)

NOTE 5 – SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues	$36,123	$34,292
Benefits and expenses	25,636	26,013

Income before income taxes	10,487	8,279
Income taxes	3,951	2,873

Net income	6,536	5,406

Comprehensive income	$21,568	$15,500

Dividends paid to shareholders	$1,985	$1,985

	As of
	March 31, 2004	December 31, 2003
Total assets	$1,709,476	$1,513,013

Net unrealized appreciation on investment securities, net of deferred taxes	$59,569	$46,239

Total shareholders’ equity	$278,736	$237,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – BENEFIT PLANS

The Company’s pension plans consist of: (1) a noncontributory-defined benefit pension plan covering substantially all employees of the Company, (2) an unfunded supplemental employee retirement plan for its executive management and division officers and (3) an unfunded pension plan (discontinued) for certain of its outside directors. All liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group, before allocations to related entities.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three months ended March 31		Three months ended March 31
	2004	2003	2004	2003
Service cost	$3,309	$2,511	$242	$178
Interest cost	3,237	2,774	177	149
Expected return on plan assets	(4,248)	(4,138)	0	0
Amortization of prior service cost	225	221	(13)	(12)
Amortization of net (gain) loss	801	203	38	14
Unrecognized initial net asset	0	(58)	0	0

Net periodic benefit cost	$3,324	$1,513	$444	$329

NOTE 7 – NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $40,000 from EFL in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of EFL and are subject to prior approval by the Pennsylvania Insurance Commissioner. The first note, in the amount of $15,000, bears an annual interest rate of 6.45% and will be payable on demand on or after December 31, 2005, subject to the approval of the Pennsylvania Insurance Commissioner. Interest is scheduled to be paid semi-annually. EFL accrued interest of $242 in the first quarter of 2004 which is payable to the Company.

The second note, in the amount of $25,000, bears an annual interest rate of 6.70%. The note will be payable on demand on or after December 31, 2018, subject to the approval of the Pennsylvania Insurance Commissioner. Interest is scheduled to be paid semi-annually. EFL accrued interest of $419 in the first quarter of 2004 which is payable to the Company. This note was issued to further strengthen the surplus of EFL and to support its continued sales growth.

NOTE 8 – STATUTORY INFORMATION

Cash and securities with carrying values of $3,442 and $3,431 were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements as of March 31, 2004 and December 31, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Three Months Ended March 31
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,572	$45,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,318	9,095
Deferred income tax expense	1,831	(251)
Equity in (earnings) losses of limited partnerships	(418)	1,326
Net realized gains on investments	(2,853)	(593)
Net amortization of bond premium	356	203
Undistributed earnings of Erie Family Life Insurance Company	(984)	(740)
Deferred compensation	111	86
Increase in receivables and reinsurance recoverable from the Exchange	(34,790)	(75,293)
Increase in prepaid expenses and other assets	(20,171)	(36,994)
Increase in accounts payable and accrued expenses	16,401	29,055
Increase in loss reserves	22,166	33,554
Increase in unearned premiums	4,052	15,070

Net cash provided by operating activities	$44,591	$20,418

NOTE 10 – VARIABLE INTEREST ENTITY

The Exchange is a variable interest entity because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange. The Company holds a variable interest in the Exchange. However, the Company does not qualify as the primary beneficiary under Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” and therefore the Exchange is not required to be consolidated with the Company.

The Company has a significant interest in the financial condition of the Exchange because net management fee revenues, which accounted for 73.9% of the Company’s revenues in the first quarter of 2004, are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have a 5.5% participation. Finally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — COMMITMENTS

The Company has contractual commitments to invest up to $85,833 related to its limited partnership investments at March 31, 2004. These commitments will be funded as required by the partnerships’ agreements which expire through 2007. At March 31, 2004, the total commitment to fund limited partnerships that invest in private equity securities is $47,524, real estate activities is $22,708 and fixed income securities is $15,601. The Company expects to have sufficient cash flows from operations to meet these partnership commitments.

During 2001 and 2002, the Company entered into contracts with various external vendors to provide services related to the eCommerce program. The total outstanding commitment for these contracts at March 31, 2004, was $4,908, of which approximately $3,389 will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2004.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition.

NOTE 12 – SEGMENT INFORMATION

The Company operates its business as three reportable segments — management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Assets are not allocated to the segments and are reviewed in total by management for purposes of decision making. No single customer or Agent provides 10% or more of revenues for the Property and Casualty Group. The Property and Casualty Group includes the Exchange and its property and casualty insurance subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty insurance subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company.

The Company’s principal operations consist of serving as attorney-in-fact for the Exchange, which constitute its management operations. The Company operates in this capacity solely for the Exchange. The Company’s insurance underwriting operations arise through direct business of its property/casualty insurance subsidiaries and by virtue of the pooling agreement between its subsidiaries and the Exchange, which includes assumed reinsurance from non-affiliated domestic and foreign sources (the Exchange exited the assumed reinsurance business effective December 31, 2003.) Another component of the insurance underwriting operations is reinsurance ceded under the excess-of-loss agreement with the Exchange.

Insurance provided in the insurance underwriting operations consists of personal and commercial lines and is sold by independent agents. Personal lines are marketed to individuals and commercial lines are marketed to small and medium-sized businesses. The performance of the personal and commercial lines is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Property and Casualty Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SEGMENT INFORMATION (Continued)

Company management evaluates profitability of its management operations segment principally on the gross margin from management operations, while profitability of the insurance underwriting operations segment is evaluated principally based on the combined ratio.

Investment operations performance is evaluated by Company management based on appreciation of assets, rate of return and overall return.

Summarized financial information for these operations is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Management Operations:
Operating revenue:
Management fee revenue	$221,867	$207,246
Service agreement revenue	5,598	6,484

Total operating revenue	227,465	213,730
Cost of management operations	171,239	154,373

Income before income taxes	$56,226	$59,357

Net income from management operations	$37,326	$39,540

Insurance Underwriting Operations:
Operating revenue:
Premiums earned:
Commercial lines	$15,382	$13,767
Personal lines	35,630	30,875
Reinsurance	(89)	856

Total premiums earned (SAP)	50,923	45,498
GAAP adjustments	(274)	(316)

Total premiums earned (GAAP)	50,649	45,182

Operating expenses:
Losses and expenses:
Commercial lines	15,010	16,028
Personal lines	36,052	36,012
Reinsurance	1,566	(441)

Total losses and expenses (SAP)	52,628	51,599
GAAP adjustments	(488)	(746)

Total losses and expenses (GAAP)	52,140	50,853

Loss before income taxes	($1,491)	($5,671)

Net loss from insurance underwriting operations	($990)	($3,777)

Investment Operations:
Investment income, net of expenses	$14,686	$14,319
Net realized gains on investments	2,853	593
Equity in earnings (losses) of limited partnerships	418	(1,326)

Total investment income-unaffiliated	$17,957	$13,586

Net income from investment operations	$11,921	$9,050

Equity in earnings of EFL, net of tax	$1,315	$1,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SEGMENT INFORMATION (Continued)

Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

	Three months ended March 31
	2004	2003
Segment revenues	$278,115	$258,913
Elimination of intersegment management fee revenues	(12,204)	(11,399)

Total operating revenues	$265,911	$247,514

Segment operating expenses	$223,380	$205,226
Elimination of intersegment management fee revenue	(12,204)	(11,399)

Total operating expenses	$211,176	$193,827

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to the Company’s property/casualty insurance subsidiaries 5.5% share of the management fees paid to the Company.

The following table presents the management fee revenue by line of business before elimination of the intersegment management fee revenue.

	Three Months Ended
	March 31%
	2004	2003	Change
Private passenger auto	$113,010	$105,206	7.4%
Commercial auto	19,962	18,997	5.1
Homeowner	34,337	27,811	23.5
Commercial multi-peril	26,554	25,054	6.0
Workers’ compensation	22,586	22,381	0.9
All other lines of business	9,318	8,197	13.7

Gross management fee	225,767	207,646	8.7%
Change in allowance for returned management fee	3,900	400	N/A

Management fee net of allowance	$221,867	$207,246	7.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SEGMENT INFORMATION (Continued)

The growth rate of policies in force and policy retention trends (the percentage of current Policyholders who have renewed their policies) directly impact the Company’s management and property and casualty insurance operating segments. Below is a summary of each by line of business for the Property and Casualty Group’s insurance business.

Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate
12/31/2002	1,591,161	11.1%	1,230,895	14.4%	249,544	16.0%	3,071,600	12.8%
03/31/2003	1,623,429	10.5%	1,263,118	14.3%	257,327	15.9%	3,143,874	12.4%
06/30/2003	1,650,225	9.1%	1,293,575	12.8%	264,423	14.0%	3,208,223	11.0%
09/30/2003	1,666,285	7.2%	1,316,775	10.6%	269,640	12.2%	3,252,700	9.0%
12/31/2003	1,672,621	5.1%	1,327,842	7.9%	272,547	9.2%	3,273,010	6.6%
03/31/2004	1,678,496	3.4%	1,335,763	5.8%	275,970	7.2%	3,290,229	4.7%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers'	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate
12/31/2002	108,069	12.5%	190,787	14.8%	58,930	13.3%	79,772	11.5%	437,558	13.4%
03/31/2003	109,963	11.2%	194,911	13.8%	60,104	12.7%	81,356	10.9%	446,334	12.4%
06/30/2003	112,911	10.2%	201,614	12.2%	61,932	11.4%	83,826	10.5%	460,283	11.3%
09/30/2003	114,339	8.5%	205,127	10.5%	62,396	8.8%	85,789	9.8%	467,651	9.7%
12/31/2003	115,171	6.6%	206,533	8.3%	62,282	5.7%	86,409	8.3%	470,395	7.5%
03/31/2004	115,760	5.3%	206,937	6.2%	61,378	2.1%	86,344	6.1%	470,419	5.4%

		12-mth.
	Total	growth
Date	All Lines	rate
12/31/2002	3,509,158	12.8%
03/31/2003	3,590,208	12.4%
06/30/2003	3,668,506	11.0%
09/30/2003	3,720,351	9.0%
12/31/2003	3,743,405	6.7%
03/31/2004	3,760,648	4.7%

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total
12/31/2002	92.6	91.0	90.5	88.7	89.4	88.5	91.2
03/31/2003	92.5	91.3	90.6	89.1	90.2	88.5	91.2
06/30/2003	92.2	91.1	90.5	88.4	89.4	88.4	91.0
09/30/2003	91.9	90.4	90.1	88.0	88.9	88.4	90.6
12/31/2003	91.6	89.8	89.5	87.5	88.1	88.2	90.2
03/31/2004	91.2	89.7	89.0	87.6	88.1	87.5	89.8

* CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004. Preceding the discussion of financial results is an introduction discussing the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (the Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 12 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.

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

power-of-attorney appointing an attorney-in-fact. Under the Company’s attorney-in-fact arrangement with subscribers to the Exchange, the Company is required to perform services relating to the sales, underwriting and issuance of policies on behalf of the Exchange. The Company also owns a 21.6% interest in Erie Family Life Insurance Company (EFL), a provider of life insurance products. The Exchange owns a 53.5% interest in EFL.

The Exchange and its property and casualty subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty subsidiaries, Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property & Casualty Company, (collectively, the Property and Casualty Group) write personal and commercial lines property and casualty coverage exclusively through approximately 7,200 independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (the Group).

The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property and Casualty Company and the Company’s investment operations.

OVERVIEW OF OPERATING SEGMENTS

The following operating segments discussed are those of the Erie Indemnity Company: management operations insurance, underwriting operations and investment operations.

Results of Operations

(dollars in thousands)	Three months ended March 31
	2004	2003
	(Unaudited)
Income from management operations	$56,226	$59,357
Underwriting loss	(1,491)	(5,671)
Net revenue from investment operations	19,371	14,756

Income before income taxes	$74,106	$68,442

Net income	$49,572	$45,900

Net income per share	$0.70	$0.65

Consolidated net income for the three months ended March 31, 2004 increased 8.0% to $49.6 million compared to $45.9 million during the same period in 2003. Income from management operations for the first three months of 2004 decreased 5.3% from 2003. This decrease was principally due to the lower management fee rate of 23.5% in 2004 compared to 24.0% in 2003, despite an 11.0% increase in direct written premiums of the Property and Casualty Group. Additionally, increased allowances for management fees returned on mid-term cancellations reduced management fee revenue by $3.9 million in the first quarter of 2004 compared to $.4 million in the first quarter of 2003 as a result of a higher mid-term cancellation rate. The service fee revenue on voluntary assumed reinsurance also decreased as the Company continues to wind down its assumed reinsurance business. Insurance underwriting operations improved as a result

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of a coordinated set of initiatives designed to improve property/casualty underwriting profitability. Revenue from investment operations increased 31.3% in the first three months of 2004 compared to the same period in 2003. This increase is partially due to increased realized capital gains and improved results in equity in earnings of limited partnerships.

Management Operations

(dollars in thousands)	Three months ended March 31
	2004	2003
	(Unaudited)
Management fee revenue	$221,867	$207,246
Service agreement revenue	5,598	6,484

Total revenue from management operations	227,465	213,730
Cost of management operations	171,239	154,373

Income from management operations	$56,226	$59,357

Gross margin percentage	24.7%	27.8%

Management fee revenue, rose 7.1% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Management fees from the Exchange represented 73.9% and 75.0% of the Company’s total revenues for the first quarter of 2004 and 2003, respectively. The management fee rate was reduced by the Company’s Board of Directors to 23.5% in 2004 from 24% in 2003. This 0.5% reduction in the management fee rate resulted in $4.8 million less in management fee revenue for the three months ended March 31, 2004, or a reduction in net income of $.04 per share.

The direct and affiliated assumed premiums of the Exchange, on which the management fee revenue is based, grew 11.0% in the first quarter of 2004 to $960.7 from $865.2 million in the first quarter of 2003. Increases in average premium per policy, reflective of rate increases in various lines of business, and continuing favorable policy retention rates were contributing factors in the growth of direct written premiums. These factors were offset by a slowdown in new policy sales in 2004. The slower overall premium growth in 2004 relative to 2003 is due to the Company’s increased emphasis on controlling exposure growth and improving risk selection.

The average premium per policy increased 8.9% to $1,002 for the twelve months ended March 31, 2004 from $920 for the twelve months ended March 31, 2003. The average premium per personal lines policy increased 9.8% while commercial lines increased 6.5% for the twelve months ended March 31, 2004. The private passenger auto average premium per policy increased 8.1% to $1,143 for the twelve months ended March 31, 2004 from $1,058 for the twelve months ended March 31, 2003.

Policy retention decreased to 89.8% for the twelve months ended March 31, 2004, from 91.2% for the same period one year ago, for all lines of business combined (see Note 12, “Segment Information” which contains policies in force and policy retention trends by line of business). The emphasis on underwriting and reunderwriting standards to control exposure growth and improve risk selection is contributing to the downward trend in the policy retention rate. Policies in force increased 4.7% to 3.8 million at March 31, 2004, from 3.6 million at March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management fees are returned to the Exchange when Policyholders cancel their coverage mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term cancellations. First quarter 2004 and 2003 revenues were reduced $3.9 million and $.4 million, respectively by changes in this allowance. (See also Note 12 “Segment Information” which details management fee revenue by line of business.) The increase in the 2004 allowance was driven by higher mid-term cancellation rates which are increasing as a result of the Company’s emphasis on underwriting profitability initiatives.

The increased emphasis on underwriting profitability (discussed further in the Insurance Underwriting Operations section herein) has resulted in a slowing of growth in new business premiums written. Total new business premium written declined 30.1% to $96.7 million in the first quarter of 2004 from $138.3 million in the first quarter of 2003. Personal lines new business premiums written declined 20.9% to $68.5 million from $86.7 million for the first quarters of 2004 and 2003, respectively. Commercial lines new business premiums declined 45.6% to $28.1 million from $51.6 million for the first quarters of 2004 and 2003, respectively.

Service agreement revenue decreased to $5.6 million for the first quarter of 2004, from $6.5 million for the same period in 2003. Included in service agreement revenue are service charges the Company collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. The service charge revenue for the first quarter of 2004 was $4.9 million, compared to $4.6 million for the first quarter of 2003.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. These fees decreased to $.7 million in the first quarter of 2004 from $1.9 million in the first quarter of 2003 as the Company winds down its assumed reinsurance business. The non-affiliated voluntary assumed reinsurance premium written in the first quarter of 2004 was $12.2 million compared to $32.4 million in the same period in 2003.

The cost of management operations increased 10.9% for the first quarter of 2004 to $171.2 million from $154.4 million during the first quarter of 2003, primarily due to an increase in commission costs.

Commission costs totaled $122.9 million for the first quarter of 2004, a 10.8% increase over the $110.9 million reported in the first quarter of 2003. Commissions to independent agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and Agency contingency awards as follows:

(dollars in thousands)
	Three months ended March 31
	2004	2003
Scheduled commissions	$109,100	$98,629
Accelerated commissions	6,323	7,273
Agency contingency awards	7,503	5,030

Total commissions	$122,926	$110,932

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Scheduled commissions increased to $115.4 million for the quarter ended March 31, 2004 driven by the corresponding increase in premiums written by the Property and Casualty Group of 11.0%. Accelerated commissions are offered to newly recruited agents in addition to normal commission schedules. Charges incurred for accelerated commissions were $1.9 million above normal scheduled rate commissions for the quarter ended March 31, 2004. Accelerated commissions were $2.6 million above normal scheduled commissions for the first quarter of 2003. Accelerated commissions were lower in 2004 as new agency appointments were suspended for part of 2003 in conjunction with the underwriting profitability initiatives.

A reduction in the scheduled commission expense of $2.0 million and $.3 million was recorded in the first quarter of 2004 and 2003, respectively, related to the increase in the allowance for management fees returned on mid-term cancellations, discussed previously.

Agency contingency awards are based upon the 36-month underwriting profitability of the direct business written within the Property and Casualty Group by the independent agency. The estimate for the contingency award is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by agency.

Changes were made to the agent contingency award program effective January 1, 2004. The changes to the program place more emphasis on underwriting profitability and quality growth in an agency’s book of business. These changes are estimated to increase agency contingency award expense by approximately $7 million in 2004 as compared to 2003.

The cost of management operations excluding commission costs, increased 11.2% for the three months ended March 31, 2004 to $48.3 million from $43.5 million recorded in the first quarter of 2003. Personnel and benefit related costs are the second largest component in cost of management operations. The Company’s personnel costs, principally salaries, totaled $29.8 million for the three months ended March 31, 2004, compared to $25.3 million for the same period in 2003, an increase of 17.6%. Contributing to the increase in salaries was a 5.6% increase in staffing levels as well as pay rate increases. Total employee benefit costs increased 29.3% driven by increases in health and retirement plan benefit costs. Health plan benefit costs, which the Company self insures, rose 12.5% to $3.3 million in the first quarter of 2004 from $3.0 million in the first quarter of 2003 due to increased plan enrollment and increases in medical costs within the various plans offered by the Company. Retirement plan benefit costs increased 54.8% to $2.4 million in the first quarter of 2004 compared to $1.5 million in the first quarter of 2003 driven by the change in the discount rate assumption used to calculate the FAS 87 pension expense decreasing from 6.75% in 2003 to 6.00% in 2004. FAS 87 pension costs are expected to increase by about $750,000 per quarter over 2003 levels as a result of the discount rate change.

The gross margins from management operations were 24.7% and 27.8% in the first quarters of 2004 and 2003, respectively. If the management fee rate, which is currently 23.5%, had remained consistent with the 2003 rate of 24%, the gross margin for the first quarter 2004 would have been 26.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Insurance Underwriting Operations

(dollars in thousands)	Three months ended March 31
	2004	2003
	(Unaudited)
Premiums earned	$50,649	$45,182

Losses and loss adjustment expenses incurred	38,037	37,500
Policy acquisition and other underwriting expenses	14,103	13,353

Total losses and expenses	52,140	50,853

Underwriting loss	($1,491)	($5,671)

GAAP combined ratio	102.9	112.6

The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to certain GAAP adjustments and the effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty subsidiaries and the Exchange. The statutory combined ratio for the Property and Casualty Group was 100.2 for the first quarter of 2004, compared to 113.2 during the first quarter of 2003.

The Company’s insurance subsidiaries’ share of the Property and Casualty Group’s direct business generated underwriting income of $.2 million in the first quarter of 2004 compared to underwriting losses of $7.0 million in the first quarter of 2003. The improvement in 2004 underwriting results on direct business reflects the impact of the underwriting profitability initiatives implemented in 2003 to help offset severity increases and control exposure growth. The 2003 underwriting losses resulted primarily from increases in claims severity and increased catastrophe losses.

The statutory combined ratio of the direct business of the Property and Casualty Group was 99.5 and 115.4 in the first quarters of 2004 and 2003, respectively. Catastrophe losses contributed .8 points and 2.4 points to the first quarters 2004 and 2003 direct business statutory combined ratio, respectively.

Underwriting practices affect the number of new policyholders eligible for coverage with the Property and Casualty Group as well as the number eligible to renew and the terms of renewal. The acceptability of risks written by the Property and Casualty Group is an important element of underwriting profitability. Underwriting profitability is also affected by loss cost inflation and changes in the average loss per claim. Management’s efforts to improve underwriting profitability included programs to control loss severity, exposure growth and improve risk selection, obtain additional premium on risks through rate increases, exit the assumed reinsurance business, relax the timeframe to begin operations in Minnesota and modify the agency contingency award program. Together, the Property and Casualty Group’s pricing actions, underwriting and claims initiatives are designed to improve the overall underwriting results of the Property and Casualty Group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

These actions may continue to reduce the growth rate of the Property and Casualty Group’s new and renewal premium and could adversely affect policy retention rates of the Property and Casualty Group. To the extent premium growth rate of the Property and Casualty Group direct written premiums is impacted by these actions, the growth in the Company’s management fee revenue will be proportionally affected. Offsetting the potential negative impacts on growth and policy retention from more rigorous underwriting practices are the beneficial impacts to underwriting profitability. As the quality of business improves underwriting profitability should improve, and premium increases can be minimized, making the Property and Casualty Group’s products more attractive to potential customers and more desirable to existing customers. Improvements in underwriting profitability directly affect the Company by virtue of its 5.5% share of the intercompany pooling agreement.

In 2003 and 2004 substantial rate increases were filed by the Property and Casualty Group for certain lines of business in various states to offset the growing loss costs in those lines of business. The Property and Casualty Group writes one-year policies; therefore, rate increases take 24 months to be reflected fully in earned premiums as it takes 12 months to implement rate increases to all policyholders and 12 months more to earn fully the increased premiums. The Company continuously evaluates pricing actions and those approved through March 31, 2004 could amount to approximately $208 million in written premiums of the Property and Casualty Group in the remainder of 2004.

Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its coverage exposure by geographic region. The Property and Casualty Group maintains catastrophe reinsurance coverage (See P. 38). Additionally, the Company’s property/casualty insurance subsidiaries’ maintain an all-lines excess-of-loss reinsurance agreement with the Exchange which provides that once EIC and EINY have sustained ultimate net losses in any applicable accident year that exceed an amount equal to 72.5% of EIC and EINY’s net premiums earned in that period, the Exchange will be liable for 95% of the amount of such excess, up to but not exceeding, an amount equal to 95% of 15% of EIC and EINY’s net premium earned. Losses equal to 5% of the net ultimate net loss in excess of the retention under the contract are retained net by EIC and EINY. During the first quarters of 2004 and 2003, the Company’s share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $.4 million and $1.1 million, respectively. Catastrophe losses in 2004 contributed .8 points to the GAAP combined ratio compared to 2.4 points in 2003.

The Company’s property/casualty insurance subsidiaries’ reinsurance business includes its share of the Property and Casualty Group’s unaffiliated voluntary and involuntary assumed business, its share of the Property and Casualty Group’s unaffiliated ceded business and reinsurance ceded under the excess-of-loss agreement with the Exchange. The Company’s share of the unaffiliated voluntary assumed reinsurance business generated an underwriting gain of $.1 million and $.9 million in the first quarters of 2004 and 2003, respectively. The Exchange exited the voluntary assumed reinsurance business as of December 31,2003 to allow the Property and Casualty Group to focus on its core business and lessen its underwriting exposure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EIC and EINY’s aggregate excess-of-loss reinsurance agreement with the Exchange limits their net retained share of ultimate net loses in any applicable accident year. The premium for this coverage was 1.29% of EIC and EINY’s net premium earned in 2003 and was increased to 1.70% in 2004 to reflect current market conditions. This contract excludes losses from terrorism, nuclear biological and chemical events.

No reinsurance recoveries were recorded by the Company’s property/casualty insurance subsidiaries in the first quarter of 2004 under the excess-of-loss reinsurance agreement with the Exchange. During the first quarter of 2003, the Company’s property/casualty insurance subsidiaries recorded $2.0 million in reinsurance recoveries. No cash payments have been made between the companies in 2004 or 2003 for these recoveries as the contract only requires reimbursement when claims are paid. The contract also requires that any unpaid loss recoverables will be commuted 60 months after an annual period expires. The recoverable in any given year reduces the Company’s loss and loss adjustment expenses on the Consolidated Statements of Operations. The premium paid to the Exchange for this agreement totaled $1.7 million and $1.2 million in the first quarters of 2004 and 2003, respectively. The portion of this premium recorded as expense was $.8 million in the first quarter of 2004 compared to $1.2 million in the first quarter of 2003.

The Company’s policy acquisition and other underwriting expenses includes the property/casualty insurance subsidiaries’ share of costs related to the eCommerce initiative. Costs associated with the eCommerce initiative totaled $.4 million and $.8 million for the first quarters of 2004 and 2003, respectively. These costs relate to application development expenses associated with the eCommerce initiative covered under an intercompany technology cost-sharing agreement (“Agreement”). The Agreement provides that the application development costs and the related enabling technology costs, such as technical infrastructure and architectural tools, will be shared among the Property and Casualty Group in a manner consistent with the sharing of property/casualty underwriting results under the existing intercompany pooling agreement. Since the amounts are pooled within the Exchange and ceded to members of the pooling agreement at their participation levels, the Company, by way of its insurance subsidiaries, incurs a 5.5% share of these costs. These technology costs are included in the policy acquisition and other underwriting expenses in the Company’s Consolidated Statements of Operations.

Investment Operations

(dollars in thousands)	Three months ended March 31
	2004	2003
	(Unaudited)
Net investment income	$14,686	$14,319
Net realized gains on investments	2,853	593
Equity in earnings of EFL	1,414	1,170
Equity in earnings (losses) of limited partnerships	418	(1,326)

Net revenue from investment operations	$19,371	$14,756

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in net revenue from investment operations in 2004 is primarily due to net realized gains of $2.9 million in the first quarter of 2004, compared to net realized gains of $.6 million in the first quarter of 2003, as well as income generated from limited partnership investments.

There were no impairment charges included in net realized gains in the first quarter of 2004. In the first quarter of 2003, the Company recognized impairment charges of $6.0 million for write-downs of fixed maturity, nonredeemable preferred stock and common stock investments in the energy and financial sectors.

The Company’s performance of its fixed maturities and equity securities compared to selected market indices is presented below.

Pre-tax annualized returns
Two year period ended
March 31, 2004
Erie Indemnity Company Indices:
Fixed maturities – corporate	10.01%
Fixed maturities – municipal	6.11 (1)
Preferred stock	10.80 (1)
Common stock	(.16)

Market indices:

Lehman Brothers U.S. Aggregate	8.50%
S&P500 Composite Index	.82

(1)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 8.88% and 12.77%, respectively.

Equity in earnings of limited partnerships was $.4 million for the quarter ended March 31, 2004 compared to losses of $1.3 million for the same period in 2003. Private equity and fixed income limited partnerships realized gains of $.1 million for the three months ended March 31, 2004 compared to losses of $1.7 million for the same period of 2003. Real estate limited partnerships reflected earnings of $.3 million for the first quarter of 2004 compared to earnings of $.4 million for the same period of 2003. In the first quarter of 2004, there were impairment charges related to private equity limited partnerships of $.1 million compared to impairment charges of $1.2 million in the first quarter of 2003.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At March 31, 2004, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.1 billion, or 39.9%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

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

There is a presumption of impairment for common equity securities and equity limited partnerships when the decline is, in management’s opinion significant and of an extended duration. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, the Company will recognize an impairment charge to operations. Common stock impairments are included in realized losses in the Consolidated Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. No impairment charges were recorded on equity securities in the first quarter of 2004. There were impairment charges on equity securities of $.2 million in the first quarter of 2003. There were $.1 million and $1.2 million of impairment charges on equity limited partnerships for the first quarters of 2004 and 2003, respectively.

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not the intent of the Company to hold the position until recovery has occurred. There were no impairments recognized in the first quarter of 2004 related to fixed maturity investments. There were $5.8 million of impairment charges on fixed maturities and preferred stocks in the first quarter of 2003. (See “Analysis of Investment Operations” section).

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 74.9% and 74.2% of invested assets at March 31, 2004 and December 31, 2003, respectively. The Company does not hedge its exposure to interest rate risk since it has the capacity and intention to hold the fixed maturity positions until maturity. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invested. The limited partnership portfolio comprises 9.2% and 9.4% of invested assets at March 31, 2004 and December 31, 2003, respectively. These investments consist primarily of equity investments in small and medium-sized companies and in real estate. The Company achieves diversification within the limited partnership portfolio by investing in approximately 66 partnerships that have approximately 1,300 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

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

At March 31, 2004, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. During 2003, the Company updated its comprehensive review of reinsurance claims related to the World Trade Center attack. At March 31, 2004, total paid claims and case reserves on reported claims total $81.4 million with an additional exposure to adverse development of $50.1 million if every claim ultimately develops into the full layer limit loss. These estimates are based on the September 11th attack being considered one event. If the attack comes to be considered two events, the Company anticipates an additional loss of approximately $22 million. Based on this review, the Company believes the $150 million total loss estimate should be sufficient to absorb any potential development that may occur from the first and/or second event. The Company’s property and casualty insurance subsidiaries share of losses related to the World Trade Center attack amounted to $5.8 million in 2001 net of recoveries under the excess-of-loss reinsurance agreement with the Exchange. No losses were recognized by the Company’s property and casualty insurance subsidiaries in 2002, 2003 or 2004 related to the World Trade Center attack.

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

Each member of the Property and Casualty Group has a rating from A.M. Best of A+ (“Superior”, the second highest A.M. Best rating). The A+ rating places the members of the Property and Casualty Group in the top 10% of approximately 3,000 property/casualty insurers rated and represents a superior ability to meet ongoing obligations to policyholders. Each member of the Property and Casualty Group also has a rating of Api (“strong”) from Standard & Poors. A rating of “A” means that the insurer has strong financial security characteristics. The subscript “pi” means the rating was based on publicly available information.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. The Company’s major sources of funds from operations are the net cash flow generated from the Company’s management operations, the net cash flow from EIC’s and EINY’s 5.5% participation in the underwriting results of the reinsurance pool with the Exchange, and the Company’s investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The Company has a receivable from the Exchange and affiliates related to the management fee receivable from premiums written, but not yet collected, as well as the management fee receivable on premiums collected in the current month. The Company pays nearly all general and administrative expenses on behalf of the Exchange and other affiliated companies. The Exchange generally reimburses the Company for these expenses on a paid basis each month.

Management fee and other cash settlements due from the Exchange were $208.7 million at March 31, 2004, and $195.6 million at December 31, 2003. A receivable from EFL for cash settlements totaled $2.1 million at March 31, 2004, compared to $3.4 million at December 31, 2003. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool rose 2.9% to $807.6 million at March 31, 2004 from $785.1 million at December 31, 2003. The increases are the result of corresponding increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The increase in the property/casualty insurance subsidiaries reserves ceded

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to the Exchange is a result of a corresponding increase in direct premium written by the Company’s property/casualty insurance subsidiaries. The increase in the property/casualty insurance subsidiaries direct written premium was 4.9% and 21.4% for the three month period ended March 31, 2004 and 2003, respectively.

Total receivables from the Exchange represented 12.9% of the Exchange’s assets at March 31, 2004, and 12.2% at December 31, 2003. Cash outflows are variable because of the fluctuations in settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in aggregate.

The Company generates sufficient net positive cash flow from its operations to fund its commitments and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $44.6 million and $20.4 million for the three months ended March 31, 2004 and 2003, respectively.

Dividends declared and paid to shareholders for the three months ended March 31, 2004 and 2003, totaled $13.9 million and $12.3 million, respectively. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from insurance subsidiaries are not material to the Company’s cash flows.

The Company repurchased 139,059 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $6.3 million, or an average price per share of $45.61. (See table at Part II. Item 2., Issuer Repurchases of Equity Securities). The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Financial Condition of the Exchange

Erie Insurance Exchange was organized in Pennsylvania as a reciprocal insurance exchange. A reciprocal insurance exchange is an unincorporated association that consists of individuals, corporations or entities who, as subscribers, exchange contracts of insurance (policies) and share insurance risks among themselves, and whose affairs are managed by an attorney-in-fact appointed at the time of application for insurance. The subscribers pay premiums for insurance coverage that are intended to be sufficient to cover all of the costs of operating the reciprocal insurance exchange, including the payments of losses covered by the insurance policies issued by the reciprocal insurance exchange and the payment of the management fees of the attorney-in-fact, and generate a profit that is retained by the reciprocal insurance exchange as surplus. The purpose of the surplus is to increase the financial strength of the reciprocal insurance exchange so that it has greater capacity to pay the insurance losses incurred by its subscribers. In March of 2004, the Exchange’s A.M. Best rating of A+ (superior) was reaffirmed with a stable outlook.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The subscribers’ agreements between the policyholders and the Company, which is included in each insurance policy issued by the Company, permits the Company to retain up to 25% of the direct and affiliated assumed written premiums of the Exchange. In consideration for this payment, the Company performs certain services related to the sales, underwriting and issuance of policies on behalf of the Exchange.

Flagship City Insurance Company is a Pennsylvania-based, wholly owned subsidiary of Erie Insurance Exchange that writes Pennsylvania assigned risk automobile and workers’ compensation business. The Exchange also owns a 53.5% stake in Erie Family Life Insurance Company, an affiliated life insurance and annuity provider.

Under the agreement between the Exchange and the other members of the Property and Casualty Group governing participation in the pooling arrangement whereby all property and casualty business is ceded to the Exchange. This pooling arrangement provides for Erie Insurance Company and Erie Insurance Company of New York to share proportionately through retrocession in the results of the Property and Casualty Group, except for the provisions of the excess of loss reinsurance agreement discussed below. Erie Insurance Company’s and Erie Insurance Company of New York’s proportionate share of the reinsurance pool is 5.0% and 0.5%, respectively.

The Company has a direct interest in the financial condition of the Exchange because management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company’s profitability is affected by its’ participation in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have a 5.5% participation. The Company’s property/casualty insurance subsidiaries have in effect an all-lines aggregate excess-of-loss reinsurance agreement with the Exchange to reduce potential exposure to catastrophe losses and variations in long-term underwriting results. Additionally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange would have an adverse effect on the amount of the management fees the Company receives. Declining business could also adversely affect underwriting results of the Property and Casualty Group in which the Company has a 5.5% participation. In addition, a significant decline in the surplus of the Exchange could affect the management fee rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The selected financial data of the Exchange presented below is prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. The Exchange does not, nor is it required to, prepare financial statements in accordance with Generally Accepted Accounting Principles (GAAP). Financial statements prepared under SAP generally provide a more conservative approach than under GAAP. Under SAP, the principal focus is on the solvency of the insurer in order to protect the interests of the policyholders. Some significant differences between SAP and GAAP and state prescribed or permitted practices include the following:

•	SAP recognizes expenses when incurred and does not allow for the establishment of deferred policy acquisition cost assets that is required by GAAP;

•	SAP deferred tax calculations follow GAAP with certain modifications for the realization criteria of deferred tax assets and the recording of the impact of changes in its deferred tax balances;

•	GAAP requires the establishment of an asset for the estimated salvage and subrogation that will be recovered in the future. Under SAP, a company may establish this recoverable but is not required to do so. The Exchange does not establish estimated salvage and subrogation recoveries;

•	As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records unearned subscriber fees (fees to Attorney-In-Fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies;

•	As permitted by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange, as well as the Company’s property/casualty insurance subsidiary EIC, discount workers’ compensation case and IBNR liabilities at a rate of 2.5% on a non-tabular basis.

The selected financial data below as of and for the three months ended March 31, 2004 and 2003 is derived from the Exchange’s unaudited financial statements prepared in accordance with SAP. In the opinion of management, all adjustments, consisting only of normal recurring

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

accruals, considered necessary for a fair presentation have been included. The financial data set forth below represents the Exchange’s share of underwriting results after the pool and is only a summary.

Selected financial data of the Exchange
Condensed Statements of Operations
(Statutory Accounting Basis)

	Three months ended March 31
	2004	2003
Premiums earned	$890,243	$802,647
Losses and loss adjustment expenses	656,772	679,856
Insurance underwriting and other expenses*	244,972	242,676

Net underwriting loss	(11,501)	(119,885)
Net investment income	62,729	54,072
Net realized gain (loss)	17,156	(33,355)
Federal income tax expense (benefit)	18,020	(41,530)

Net income (loss)	$50,364	($57,638)

* Includes management fees incurred

The Exchange recorded an underwriting loss of $11.5 million in the first quarter of 2004 compared to a loss of $119.9 million for the same period in 2003. Net written premiums grew in the first quarter of 2004, but at a slower pace than in 2003. Loss and loss adjustment expenses and underwriting and other expenses were lower in the first quarter of 2004, reflective of the initiatives implemented in 2003 to focus on underwriting profitability and reduced catastrophe losses.

Net premiums written of the Exchange increased 11.0% in the first quarter of 2004 compared to the first quarter of 2003, a slower growth rate than the 18.3% increase that occurred in the first quarter of 2003 compared to 2002. The changes in the Exchange’s net written premium directly correlate to the changes of the Property and Casualty Group’s premiums taken as a whole, and have been affected by the Company’s focus on underwriting profitability through increased emphasis on controlling exposure growth and loss severity and improving risk selection.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Losses and loss adjustment expenses decreased 3.4% in the first quarter of 2004 compared to 2003, compared to an increase of 31.8% in the first quarter of 2003 compared to 2002. The decrease in 2004 can partly be attributed to the impact of the focus on underwriting and reunderwriting standards to control exposure growth and loss severity and improve risk selection. There were no significant catastrophe losses or weather related events in the first quarter of 2004 that impacted direct losses and loss adjustment expenses. The first quarter of 2003 included catastrophe losses as well as weather related losses not classified as catastrophes that totaled $18.1 million. Additionally, a litigation accrual, of which the Exchange’s share was $5.9 million, was recorded in March 2003 for a settlement agreement regarding the civil class action lawsuit that was originally filed in February 2000.

The Exchange exited the voluntary assumed reinsurance business effective December 31, 2003. The Exchange received nominal premiums of $12.2 million in the first quarter of 2004 for voluntary assumed reinsurance business which represented premiums from policies that will expire through June 30, 2004. The voluntary assumed business generated income of $1.4 million and $15.6 million in the first quarters of 2004 and 2003, respectively.

Other underwriting expenses include costs incurred related to the eCommerce initiative of $1.8 million in the first quarter of 2004 compared to $4.5 million in the first quarter of 2003.

The statutory combined ratio of the Exchange was 100.1% and 113.2% for the three months ended March 31, 2004 and 2003, respectively. Modest catastrophe losses in the first quarter of 2004, as well as the impact of the underwriting profitability initiatives, contributed to the improvement in the statutory combined ratio.

Net investment income of the Exchange increased 16.0% in 2004 compared to 2003. Realized gains totaled $17.2 million in the first quarter of 2004 compared to realized losses of $33.4 million in 2003. There were no impairment charges recorded on marketable securities in the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter of 2004. In the first quarter of 2003, impairment charges on fixed maturities, equity securities and limited partnerships totaled $65.5 million.

Condensed Statements of Financial Condition
(Statutory Accounting Basis)

	As of
	March 31	December 31
	2004	2003
Cash and invested assets	$6,814,665	$7,024,796
Other assets	1,073,123	1,020,830

Total assets	7,887,788	8,045,626

Claims and unearned premium reserves	4,699,129	4,616,687
Other liabilities	701,420	999,854

Total liabilities	5,400,549	5,616,541
Policyholders’ surplus	2,487,239	2,429,085

Total liabilities and policyholders’ surplus	$7,887,788	$8,045,626

The Exchange’s policyholders’ surplus increased 2.4% as of March 31, 2004 compared to December 31, 2003, primarily as a result of net investment income realized and unrealized gains from investments.

The Exchange’s cash and invested assets consist of:

(Statutory Accounting Basis)
	Carrying value at
(in thousands)	March 31		December 31
	2004	%	2003	%
Equity securities:
Common stock (market value)	$1,320,512	19.4%	$1,258,685	17.9%
Preferred stock (market value)	530,945	7.8	562,973	8.0
Bonds (at amortized cost)	4,043,991	59.3	4,028,556	57.3
Limited partnerships	498,449	7.3	485,174	6.9
Real estate mortgage loans	11,087	.2	11,161	.2
Properties occupied by the Exchange	37,379	.5	37,822	.5
Cash and cash equivalents	372,302	5.5	640,425	9.2

Total invested assets	$6,814,665	100.0%	$7,024,796	100.0%

Common equity securities historically represented a significant portion of the Exchange’s investment portfolio and surplus that was exposed to price risk, volatility of the capital markets and general economic conditions. During 2003, the Exchange initiated a planned re-allocation of its invested assets with the intent of lessening its exposure to common stock investments. The goal of the reallocation of the common stock portfolio was to reduce the Exchange’s equity investments to no more than 60% of surplus. At March 31, 2004 common stock investments of the Exchange were reduced to $1.3 billion, approximately 53.1% of the Exchange’s surplus at March 31, 2004. During the first quarter of 2004, the Exchange had realized and unrealized

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

capital gains of $8.9 million on its common stock portfolio. During the same period the Exchange generated proceeds from the sale of its common stock investments of $31.7 million, which included $3.2 million in realized capital gains. The weighted average current price to trailing twelve months earnings ratio of the Exchange’s common stock portfolio was 27.51 and 21.59 at March 31, 2004 and 2003, respectively. The Standard & Poors composite price to trailing twelve months earnings ratio was 24.55 at March 31, 2004 and 29.57 at March 31, 2003.

Insurance premium rate increases

The premium growth attributable to rate increases of the Property and Casualty Group bears directly on underwriting profitability of the Property and Casualty Group and the Exchange. In recent years, prices for commercial and personal lines insurance have increased considerably in the industry. The property/casualty insurers of the Property and Casualty Group also increased prices considerably during 2003 and into 2004. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2004, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of our competitors, could affect the ability of our agents to sell and/or renew business.

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines. In the first quarter of 2004 these rate increases accounted for approximately $83.1 million in increased written premiums. Premium increases anticipated due to pricing actions approved through March 31, 2004, could amount to approximately $208.2 million in additional written premium for the Property and Casualty Group in the remainder of 2004. There is also the potential for an additional $17.0 million in additional written premium for the Property and Casualty Group in 2004 resulting from pricing actions contemplated or filed and awaiting approval. The majority of the anticipated increase stems from the private passenger and commercial multiple-peril, workers’ compensation and commercial auto lines of business as well as the homeowners line of business. Price increases can reduce the Property and Casualty Group’s ability to attract new policyholders and to retain existing policyholders because of the possibility of acquiring coverage at more competitive prices from other insurers.

Catastrophe Risk

The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires and explosions. Catastrophe insurance had not been acquired since 1993. The Property and Casualty Group entered into a reinsurance treaty in 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

covering the 2003 accident year, and renewed the treaty to cover accident year 2004, to mitigate the future potential catastrophe loss exposure. The 2004 agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $460 million in excess of the Property and Casualty Group’s loss retention of $140 million per occurrence. No loss recoverables were recorded under this treaty at March 31, 2004.

Information technology costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales over the long term.

The Erie Insurance Group has spent approximately $159.9 million on the technology effort through the first quarter of 2004. In addition to this amount, $4.0 million has been committed for computer and equipment leases. Target delivery dates originally established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption. Revised target dates and program costs continue to be developed and are expected to exceed original target delivery dates and costs.

In addition to the impact of eCommerce on costs, the implementation of this new system will require a significant investment in training and orientation for the independent agency force. During implementation, as agency resources are dedicated to learning the new system, new business sales may decline over the short term. The amount of lost sales will correlate to the timing and duration of the rollout effort as well as the number and types of issues encountered. Precise measurement of this impact on sales can not yet be estimated.

Terrorism

The World Trade Center terrorist attack resulted in significant losses for the insurance industry and has caused uncertainty in the insurance and reinsurance markets. The Property and Casualty Group recorded a loss of $150 million in 2001 related to this attack.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (“Act”), establishing a program for commercial property/casualty losses, including workers’ compensation, resulting from foreign acts of terrorism. The Act requires commercial insurers to make terrorism coverage available immediately and provides limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the second year to $15 billion in the third year. The federal government will pay 90% of covered terrorism losses that exceed retention levels. The Act is scheduled to expire on December 31,2005. Personal lines are not included under the protection of the Act, and state regulators have not approved exclusions for acts of terrorism on personal lines policies. The Property and Casualty Group is exposed to terrorism losses for personal and commercial lines and workers’ compensation, although commercial lines are afforded a backstop above certain retention levels for foreign acts of terrorism under the federal program. The Property and Casualty Group could incur large losses if future terrorist attacks occur.

The Erie Insurance Group has taken the steps necessary to comply with the Act by providing notices to all commercial policyholders, disclosing the premium, if any, attributable to coverage for acts of terrorism, as defined in the Act, and disclosing federal participation in payment of terrorism losses. Efforts are continuing to provide appropriate notices to new and renewal policyholders. The Act pre-empted any exclusion or provision in place prior to November 26, 2002 that excluded or limited coverage for losses from foreign acts of terrorism. Insurers may exclude coverage for foreign acts of terrorism under the Act if the policyholder accepts an exclusion and rejects coverage or fails to pay additional premium charges after notice is given. Exclusions are not allowed under workers’ compensation policies and rates for terrorism coverage are applied in accordance with state laws.

The Erie Insurance Group continues to evaluate procedures that have been established to comply with the Act. Premium charges for terrorism coverage for property/casualty lines other than workers’ compensation are currently applied only for a small number of new and renewal commercial policies where deemed appropriate based upon individual risk factors and characteristics. Appropriate disclosure notices are provided in accordance with the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2003 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended March 31, 2004. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2004 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

The hearing for final approval was held on January 7, 2004. On January 23, 2004, the Court signed the Final Settlement Approval Order and Final Judgment. The Final Settlement Approval Order and Final Judgment was entered on the Court Docket on January 29, 2004. No appeal was filed and the Judgment became final. ERIE made the final payment of $5,500,000 on March 8, 2004. ERIE has completed and fulfilled all of its obligations under the Settlement Agreement.

ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan
January 1 - 31, 2004	23,938	$42.67	23,938
February 1 - 29, 2004	17,900	43.44	17,900
March 1 - 31, 2004	97,221	46.74	97,221

Total	139,059	$45.61	139,059	$243,657,022

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description of Exhibit
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On January 29, 2004, the Company filed a report on Form 8-K reporting under Item 5, that the Nominating Committee of the Company had unanimously agreed on its nominees for the Company’s Board of Directors. The Board of Directors will be elected at the Company’s Annual Meeting of Shareholders scheduled for April 27, 2004, at the Company’s headquarters. In accordance with the Company’s Bylaws, Class B (voting) shareholders are also given the opportunity to nominate directors no later than 60 days preceding the anniversary of the 2003 Annual Meeting (April 29, 2003), or 30 days after the Nominating Committee has given public notice of its recommended slate of nominees.

On February 13, 2004, the Company filed a report on Form 8-K reporting under Item 5, providing confirmation of the March 1, 2004, deadline for Class B shareholders to submit nominations for the Company’s Board of Directors to the Nominating Committee, in compliance with the Company’s Bylaws.

On February 25, 2004, the Company filed a report on Form 8-K reporting under Item 5, the Company’s results for the fourth quarter and the full year 2003. The results were discussed for each indicated period based on the three primary segments, management operations, insurance underwriting operations and investment operations. The Company’s Consolidated Statements of Operations, Consolidated Statements of Operations Segment Basis, Consolidated Statements of Financial Position, Segment Information and Selected Financial Data of the Erie Insurance Exchange were included in the filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: April 22, 2004	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO