Form 10-Q
period 2004-06-30
ERIE INDEMNITY CO
filed 2004-07-28
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Class A Common Stock, no par value, with a stated value of $.0292 per share—
63,440,175 shares as of July 15, 2004.
Class B Common Stock, no par value, with a stated value of $70 per share—
2,878 shares as of July 15, 2004.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Position—June 30, 2004 and December 31, 2003
Consolidated Statements of Operations—Three months and Six months ended June 30, 2004 and 2003
Consolidated Statements of Comprehensive Income—Three months and Six months ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows—Six months ended June 30, 2004 and 2003
Notes to Consolidated Financial Statements—June 30, 2004
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
SIGNATURES
Certification
Certification
Certification

     PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30	December 31
	2004	2003
	(Unaudited)
ASSETS
INVESTMENTS
Fixed maturities at fair value (amortized cost of $892,079 and $834,649, respectively)	$911,462	$879,361
Equity securities at fair value (cost of $157,574 and $152,338, respectively)	189,060	189,403
Limited partnerships at fair value (cost of $106,049 and $105,803, respectively)	120,390	111,218
Real estate mortgage loans	5,114	5,182

Total investments	1,226,026	1,185,164
Cash and cash equivalents	71,265	87,192
Accrued investment income	11,779	11,119
Premiums receivable from policyholders	287,129	266,957
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	724,688	687,819
Ceded unearned premiums to Erie Insurance Exchange	110,141	97,249
Notes receivable from Erie Family Life Insurance Company	40,000	40,000
Other receivables from Erie Insurance Exchange and affiliates	219,914	199,078
Reinsurance recoverable non-affiliates	385	480
Deferred policy acquisition costs	17,181	16,761
Property and equipment	12,793	13,868
Equity in Erie Family Life Insurance Company	52,475	56,072
Federal income taxes receivable	683	0
Prepaid pension	55,602	52,666
Other assets	41,088	40,182

Total assets	$2,871,149	$2,754,607

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

	(Dollars in thousands)
	June 30	December 31
	2004	2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$893,873	$845,536
Unearned premiums	479,126	449,606
Commissions payable and accrued	167,597	152,869
Securities lending collateral	31,976	34,879
Accounts payable and accrued expenses	46,162	46,317
Federal income taxes payable	0	117
Deferred income taxes	21,650	27,515
Dividends payable	13,739	13,872
Employee benefit obligations	22,360	19,726

Total liabilities	1,676,483	1,590,437

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,492,800 shares issued; 63,471,832 and 64,089,906 shares outstanding, respectively	1,969	1,969
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,878 shares authorized, issued and outstanding	201	201
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	46,383	66,402
Retained earnings	1,268,574	1,189,628

Total contributed capital and retained earnings	1,324,957	1,266,030
Treasury stock, at cost 4,020,968 and 3,402,894 shares in 2004 and 2003, respectively	(130,291)	(101,860)

Total shareholders’ equity	1,194,666	1,164,170

Total liabilities and shareholders’ equity	$2,871,149	$2,754,607

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
OPERATING REVENUE
Management fee revenue	$242,037	$219,937	$451,702	$415,784
Premiums earned	51,065	47,219	101,714	92,401
Service agreement revenue	5,224	6,863	10,823	13,347

Total operating revenue	298,326	274,019	564,239	521,532
OPERATING EXPENSES
Cost of management operations	182,120	160,733	343,941	306,615
Losses and loss expenses incurred	40,002	39,364	78,040	76,864
Policy acquisition and other underwriting expenses	12,434	10,689	23,752	21,133

Total operating expenses	234,556	210,786	445,733	404,612
INVESTMENT INCOME – UNAFFILIATED
Investment income, net of expenses	15,567	14,219	30,254	28,538
Net realized gains on investments	3,030	3,376	5,883	3,969
Equity in earnings (losses) of limited partnerships	1,503	(1,420)	1,920	(2,746)

Total investment income – unaffiliated	20,100	16,175	38,057	29,761

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	83,870	79,408	156,563	146,681
Provision for income taxes	28,289	26,522	52,724	48,982
Equity in earnings of Erie Family Life Insurance Company, net of tax	1,374	1,572	2,688	2,659

Net income	$56,955	$54,458	$106,527	$100,358

Net income per share – basic and diluted	$0.81	$0.77	$1.50	$1.41

Weighted average shares outstanding	70,623	70,997	70,785	70,997
Dividends declared per share:
Class A	$0.215	$0.19	$0.43	$0.38
Class B	32.25	28.50	64.50	57.00

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Dollars in thousands)
Net Income	$56,955	$54,458	$106,527	$100,358

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(47,858)	46,747	(24,916)	62,348
Less: Gains included in net income	(3,030)	(3,376)	(5,883)	(3,969)

Net unrealized holding (losses) gains arising during period	(50,888)	43,371	(30,799)	58,379
Income tax benefit (expense) related to unrealized (losses) gains	17,811	(15,180)	10,780	(20,433)

Net (depreciation) appreciation of investments	(33,077)	28,191	(20,019)	37,946
Other comprehensive (loss) income, net of tax	(33,077)	28,191	(20,019)	37,946

Comprehensive income	$23,878	$82,649	$86,508	$138,304

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$426,633	$405,448
Service agreement fee received	10,823	13,347
Premiums collected	103,862	97,480
Net investment income received	31,920	30,845
Dividends received from Erie Family Life	899	858
Salaries and wages paid	(55,612)	(58,934)
Commissions paid to agents	(254,388)	(222,733)
General operating expenses paid	(39,341)	(40,555)
Losses and loss adjustment expenses paid	(66,477)	(65,425)
Underwriting and acquisition costs paid	(7,912)	(30,764)
Income taxes paid	(51,821)	(38,036)

Net cash provided by operating activities	98,586	91,531

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(180,496)	(192,223)
Equity securities	(17,994)	(21,752)
Limited partnership investments	(15,420)	(18,262)
Sales/maturities of investments:
Fixed maturity sales	63,141	92,282
Fixed maturity calls/maturities	63,995	76,330
Equity securities	13,818	33,027
Limited partnership distributions	16,874	7,596
(Decrease) increase in collateral from securities lending	(2,903)	11,156
Purchase of property and equipment	(430)	(1,674)
Collections (net of distributions) on agent loans	1,047	601

Net cash used in investing activities	(58,368)	(12,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(27,714)	(24,504)
Purchase of treasury stock	(28,431)	0

Cash used in financing activities	(56,145)	(24,504)

Net (decrease) increase in cash and cash equivalents	(15,927)	54,108
Cash and cash equivalents at beginning of period	87,192	85,712

Cash and cash equivalents at end of period	$71,265	$139,820

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts are in thousands except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property and casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004.

NOTE 2 – RECLASSIFICATIONS

Certain amounts previously reported in the 2003 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Recognition of premium revenues and losses

Property and liability premiums are recognized as revenue on a pro-rata basis over the policy term consistent with the coverages provided under the Company's insurance policies. Unearned premiums represent the unexpired portion of premiums written. Losses and loss adjustment expenses are recorded as incurred. Premiums earned and losses and loss adjustment expenses incurred are reflected in the Consolidated Statements of Operations net of amounts ceded to the Exchange.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of Class A shares outstanding (63,877,980 and 64,085,106 at June 30, 2004 and 2003, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (2,878 in 2004 and 2,880 in 2003) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 70,623,121 for the quarter ended June 30, 2004 and 70,997,106 for the same period one year ago.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – EARNINGS PER SHARE (Continued)

The following table reconciles the numerators and denominators of the basic and diluted per-share computations.

	Three months ended June 30			Six months ended June 30
	(Shares in thousands)			(Shares in thousands)
	Net	Shares		Net	Shares
	Income	Outstanding	Per-Share	Income	Outstanding	Per-Share
	(Numerator)	(Denominator)	Earnings	(Numerator)	(Denominator)	Earnings
2004
Basic earnings per share	$56,955	70,623	$0.81	$106,527	70,785	$1.50
Restricted stock awards not yet vested		75			75

Diluted earnings per share	$56,955	70,698	$0.81	$106,527	70,860	$1.50

2003
Basic earnings per share	$54,458	70,997	$0.77	$100,358	70,997	$1.41
Restricted stock awards not yet vested		106			106

Diluted earnings per share	$54,458	71,103	$0.77	$100,358	71,103	$1.41

Included in the restricted stock awards not yet vested are awards of 68,176 and 97,061 for the second quarter and six months ended June 30, 2004 and 2003, respectively, related to the long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 6,439 and 8,697 for the second quarters and six months ended June 30, 2004 and 2003, respectively.

NOTE 5 – INVESTMENTS

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

The Company had loaned securities, included as part of its invested assets, with a market value of $31,267 and $33,986 at June 30, 2004 and December 31, 2003, respectively. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Consolidated Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INVESTMENTS (Continued)

The following is a summary of fixed maturities and equity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2004
Fixed maturities
U.S. treasuries & government agencies	$15,910	$244	$173	$15,981
States & political subdivisions	76,221	1,627	604	77,244
Special revenue	101,265	2,287	451	103,101
Public utilities	65,671	3,251	373	68,549
U.S. industrial & miscellaneous	402,043	11,424	4,460	409,007
Mortgage-backed securities	55,887	594	647	55,834
Asset-backed securities	20,738	8	441	20,305
Foreign	124,146	6,353	1,335	129,164

Total bonds	861,881	25,788	8,484	879,185
Redeemable preferred stock	30,198	2,124	45	32,277

Total fixed maturities	892,079	27,912	8,529	911,462

Equity securities
Common stock:
U.S. banks, trusts & insurance companies	1,020	2,789	0	3,809
U.S. industrial & miscellaneous	14,103	21,680	44	35,739
Foreign	1,077	526	0	1,603
Nonredeemable preferred stock:
Public utilities	30,698	1,623	533	31,788
U.S. banks, trusts & insurance companies	40,905	2,336	174	43,067
U.S. industrial & miscellaneous	57,539	3,298	809	60,028
Foreign	12,232	833	39	13,026

Total equity securities	157,574	33,085	1,599	189,060

Total fixed maturities and equity securities	$1,049,653	$60,997	$10,128	$1,100,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003
Fixed maturities
U.S. treasuries & government agencies	$11,912	$337	$60	$12,189
States & political subdivisions	69,330	2,986	44	72,272
Special revenue	95,418	4,120	67	99,471
Public utilities	62,966	4,822	22	67,766
U.S. industrial & miscellaneous	372,705	21,269	886	393,088
Mortgage-backed securities	66,385	909	391	66,903
Asset-backed securities	16,754	26	96	16,684
Foreign	106,313	9,903	536	115,680

Total bonds	801,783	44,372	2,102	844,053
Redeemable preferred stock	32,866	2,480	38	35,308

Total fixed maturities	834,649	46,852	2,140	879,361

Equity securities
Common stock:
U.S. banks, trusts & insurance companies	1,020	2,980	0	4,000
U.S. industrial & miscellaneous	13,843	20,921	0	34,764
Foreign	1,077	610	0	1,687
Nonredeemable preferred stock:
Public utilities	29,767	2,475	20	32,222
U.S. banks, trusts & insurance companies	41,882	4,674	50	46,506
U.S. industrial & miscellaneous	52,517	4,543	392	56,668
Foreign	12,232	1,356	32	13,556

Total equity securities	152,338	37,559	494	189,403

Total fixed maturities and equity securities	$986,987	$84,411	$2,634	$1,068,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INVESTMENTS (Continued)

Fixed maturity and equity securities in a gross unrealized loss position at June 30, 2004, are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

		Estimated	Gross	Number
	Amortized	Fair	Unrealized	of
	Cost	Value	Losses	Holdings
June 30, 2004
Six months or less	$363,862	$355,637	$8,225	177
Six to twelve months	42,343	40,532	1,811	17
Twelve to eighteen months	706	671	35	1
Greater than eighteen months	5,415	5,358	57	3

	$412,326	$402,198	$10,128	198

No investments in an unrealized loss position at June 30, 2004, had experienced a decline in market value that was considered by management to be significant and other-than-temporary, based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested other than temporary impairment of any of the investments held at June 30, 2004.

The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. There were no impairment charges on fixed maturities or equity securities in the second quarter of 2004 or 2003. There were no impairment charges on fixed maturities or equity securities in the first six months of 2004. In the first six months of 2003, impairment charges on fixed maturities and equity securities totaled $6,007.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Fixed maturities:
Gross realized gains	$2,430	$2,408	$4,869	$9,147
Gross realized losses	(22)	(41)	(45)	(3,423)

Net realized gains (losses)	$2,408	$2,367	$4,824	$5,724

Equity securities:
Gross realized gains	$719	$2,027	$1,432	$2,993
Gross realized losses	(97)	(1,018)	(373)	(4,748)

Net realized gains (losses)	$622	$1,009	$1,059	($1,755)

Net realized gains on investments	$3,030	$3,376	$5,883	$3,969

Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest in small- to medium-sized companies. Limited partnerships are recorded using the equity method. Unrealized gains and losses on limited partnerships are reflected in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. The Company has not guaranteed any of the partnership liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INVESTMENTS (Continued)

Limited partnerships that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to realizable value. These impairments are made directly on an individual limited partnership basis and are included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. There were no impairment charges on limited partnerships in the second quarter of 2004. Impairment charges totaling $480 were recorded in the second quarter of 2003, related to private equity limited partnerships. For the first six months of 2004 and 2003, impairment charges totaled $133 and $1,727, respectively. The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are included below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Private equity	($528)	($1,872)	($655)	($3,513)
Real estate	665	128	911	563
Mezzanine debt	1,366	324	1,664	204

Total equity in earnings (losses) of limited partnerships	$1,503	($1,420)	$1,920	($2,746)

NOTE 6 – SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenues	$40,884	$36,613	$76,938	$70,905
Benefits and expenses	29,809	24,647	56,462	50,660

Income before income taxes	11,075	11,966	20,476	20,245
Income taxes	3,541	4,152	7,112	7,025

Net income	7,534	7,814	13,364	13,220

Comprehensive (loss) income	($33,332)	$38,815	($2,470)	$54,315

Dividends paid to shareholders	$2,079	$1,984	$4,064	$3,969

	As of
	June 30	December 31
	2004	2003
Total assets	$1,623,302	$1,635,230

Net unrealized appreciation on investment securities, net of deferred taxes	$18,703	$44,537

Total shareholders’ equity	$242,619	$259,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – BENEFIT PLANS

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Service cost	$3,309	$2,511	$242	$178
Interest cost	3,237	2,774	177	149
Expected return on plan assets	(4,248)	(4,138)	0	0
Amortization of prior service cost	225	221	(13)	(12)
Amortization of net loss	801	203	38	14
Unrecognized initial net asset	0	(58)	0	0

Net periodic benefit cost	$3,324	$1,513	$444	$329

	Pension Benefits		Postretirement Benefits
	Six months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Service cost	$6,617	$5,022	$484	$357
Interest cost	6,475	5,548	354	297
Expected return on plan assets	(8,498)	(8,276)	0	0
Amortization of prior service cost	451	443	(26)	(24)
Amortization of net loss	1,603	405	77	27
Unrecognized initial net asset	0	(117)	0	0

Net periodic benefit cost	$6,648	$3,025	$889	$657

A portion of the net periodic benefit cost is borne by the Erie Insurance Exchange (Exchange) and EFL. The Company was reimbursed approximately 54% and 55% from the Exchange and EFL during the first half of 2004 and 2003, respectively.

NOTE 8 – NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $40,000 from EFL in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The first note, in the amount of $15,000, bears an annual interest rate of 6.45% and will be payable on demand on or after December 31, 2005. Interest is scheduled to be paid semi-annually. EFL paid interest of $484 in the second quarters of 2004 and 2003 to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY (Continued)

The second note, in the amount of $25,000, bears an annual interest rate of 6.70%. This note, which was issued in August 2003, was issued to further strengthen the surplus of EFL and to support its continued sales growth. The note will be payable on demand on or after December 31, 2018. Interest is scheduled to be paid semi-annually. EFL paid interest of $838 to the Company in the second quarter of 2004.

NOTE 9 – STATUTORY INFORMATION

Cash and securities with carrying values of $3,644 and $3,431 were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements as of June 30, 2004 and December 31, 2003, respectively.

NOTE 10 – SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,527	$100,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,725	18,792
Deferred income tax expense	1,905	884
Equity in (earnings) losses of limited partnerships	(1,920)	2,746
Net realized gains on investments	(5,883)	(3,969)
Net amortization of bond premium	822	438
Undistributed earnings of Erie Family Life Insurance Company	(1,991)	(2,001)
Deferred compensation	682	602
Increase in receivables and reinsurance recoverable from the Exchange	(90,674)	(127,962)
Increase in prepaid expenses and other assets	(23,190)	(29,609)
Increase in accounts payable and accrued expenses	15,726	21,307
Increase in loss reserves	48,337	63,822
Increase in unearned premiums	29,520	46,123

Net cash provided by operating activities	$98,586	$91,531

NOTE 11 – COMMITMENTS

The Company has contractual commitments to invest up to $89,007 additional funds in limited partnership investments at June 30, 2004. These commitments will be funded as required by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – COMMITMENTS (Continued)

the partnerships’ agreements which expire through 2007. At June 30, 2004, the total commitment to fund limited partnerships that invest in private equity securities is $43,640, real estate activities is $27,224 and fixed income securities is $18,143. The Company expects to have sufficient cash flows from operations to meet these partnership commitments.

During 2001 and 2002, the Company entered into contracts with various external vendors to provide services related to the eCommerce program. The total outstanding commitment for these contracts at June 30, 2004, was $4,241, of which approximately $2,722 will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2004.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 12 – VARIABLE INTEREST ENTITY

The Exchange is a reciprocal insurance company domiciled in Pennsylvania for which the Company serves as attorney-in-fact. The Company has a significant interest in the financial condition of the Exchange because net management fee revenues, which accounted for 75.9% of the Company’s revenues in the second quarter of 2004, are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have a 5.5% participation. Finally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

The Company is deemed under accounting rules to have a variable interest in the Exchange due to the attorney-in-fact relationship between the Company and Exchange. However, the Company does not qualify as the primary beneficiary under Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” and therefore the Exchange is not required to be consolidated with the Company.

NOTE 13 – SEGMENT INFORMATION

The Company operates its business as three reportable segments - management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Assets are not allocated to the segments and are reviewed in total by management for purposes of decision making. No single customer or Agent provides 10% or more of revenues for the Property and Casualty Group. The Property and Casualty Group includes the Exchange and its property and casualty insurance subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty insurance subsidiaries, EIC, EINY and EIPC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – SEGMENT INFORMATION (Continued)

The Company’s principal operations consist of serving as attorney-in-fact for the Exchange, which constitute its management operations. The Company operates in this capacity solely for the Exchange. The Company’s insurance underwriting operations arise through direct business of its property/casualty insurance subsidiaries and by virtue of the pooling agreement between its subsidiaries and the Exchange, which includes assumed reinsurance from non-affiliated domestic and foreign sources. (The Exchange exited the voluntary assumed reinsurance business effective December 31, 2003.) Insurance underwriting operations reflect the results of reinsurance ceded under an excess-of-loss agreement with the Exchange.

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

Company management evaluates profitability of its management operations segment principally on the gross margin from management operations, while profitability of the insurance underwriting operations segment is evaluated principally based on the combined ratio. Investment operations performance is evaluated by Company management based on appreciation of assets, rate of return and overall return. These items are analyzed in the Management’s Discussion and Analysis that follows on page 21.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – SEGMENT INFORMATION (Continued)

Summarized financial information for the Company’s operating segments is presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Management Operations
Operating revenue
Management fee revenue	$256,124	$232,737	$477,991	$439,983
Service agreement revenue	5,224	6,863	10,823	13,347

Total operating revenue	261,348	239,600	488,814	453,330
Cost of management operations	192,719	170,087	363,958	324,460

Income before taxes	$68,629	$69,513	$124,856	$128,870

Net income from management operations	$45,481	$46,296	$82,810	$85,836

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Commercial lines	$15,834	$14,211	$31,216	$27,977
Personal lines	37,784	33,199	73,414	64,075
Reinsurance	(1,292)	1,022	(1,381)	1,878

Total premiums earned (SAP)	52,326	48,432	103,249	93,930
GAAP adjustments	(1,261)	(1,213)	(1,535)	(1,529)

Total premiums earned (GAAP)	51,065	47,219	101,714	92,401

Operating expenses
Losses and expenses:
Commercial lines	15,266	16,253	30,276	32,280
Personal lines	36,079	35,523	72,131	71,535
Reinsurance	4,869	3,108	6,435	2,667

Total losses and expenses (SAP)	56,214	54,884	108,842	106,482
GAAP adjustments	(290)	(1,385)	(778)	(2,131)

Total losses and expenses (GAAP)	55,924	53,499	108,064	104,351

Loss before taxes	($4,859)	($6,280)	($6,350)	($11,950)

Net loss from insurance underwriting operations	($3,220)	($4,183)	($4,212)	($7,959)

Investment Operations
Investment income, net of expenses	$15,567	$14,219	$30,254	$28,538
Net realized gains on investments	3,030	3,376	5,883	3,969
Equity in earnings (losses) of limited partnerships	1,503	(1,420)	1,920	(2,746)

Income before income taxes and before equity in earnings of EFL	$20,100	$16,175	$38,057	$29,761

Net income from investment operations	$13,320	$10,773	$25,241	$19,822

Equity in earnings of EFL, net of tax	$1,374	$1,572	$2,688	$2,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – SEGMENT INFORMATION (Continued)

Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Segment revenues	$312,413	$286,819	$590,528	$545,731
Elimination of intersegment management fee revenues	(14,087)	(12,800)	(26,289)	(24,199)

Total operating revenues	$298,326	$274,019	$564,239	$521,532

Segment operating expenses	$248,643	$223,586	$472,022	$428,811
Elimination of intersegment management fee revenue	(14,087)	(12,800)	(26,289)	(24,199)

Total operating expenses	$234,556	$210,786	$445,733	$404,612

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to the Company’s property/casualty insurance subsidiaries 5.5% share of the management fees paid to the Company.

The following table presents the management fee revenue by line of business before elimination of the intersegment management fee revenue.

	Three Months Ended			Six Months Ended
	June 30%			June 30%
	2004	2003	Change	2004	2003	Change
Private passenger auto	$122,938	$117,549	4.6%	$235,948	$222,755	5.9%
Commercial auto	21,407	20,110	6.4	41,369	39,107	5.8
Homeowner	48,317	39,718	21.7	82,653	67,530	22.4
Commercial multi-peril	28,556	26,392	8.2	55,110	51,445	7.1
Workers’ compensation	21,243	20,247	4.9	43,828	42,628	2.8
All other lines of business	10,863	9,721	11.7	20,183	17,918	12.6

Total	$253,324	$233,737	8.4%	$479,091	$441,383	8.5%

Allowance for management fee returned on cancelled policies	(2,800)	1,000		1,100	1,400

Management fee revenue	$256,124	$232,737	10.0%	$477,991	$439,983	8.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – SEGMENT INFORMATION (Continued)

The growth rate of policies in force and policy retention trends (the percentage of current Policyholders who have renewed their policies) directly impact the Company’s management operations and property and casualty insurance operating segments. Below is a summary of each by line of business for the Property and Casualty Group’s insurance business.

Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate
03/31/2003	1,623,429	10.5%	1,263,118	14.3%	257,327	15.9%	3,143,874	12.4%
06/30/2003	1,650,225	9.1%	1,293,575	12.8%	264,423	14.0%	3,208,223	11.0%
09/30/2003	1,666,285	7.2%	1,316,775	10.6%	269,640	12.2%	3,252,700	9.0%
12/31/2003	1,672,621	5.1%	1,327,842	7.9%	272,547	9.2%	3,273,010	6.6%
03/31/2004	1,678,496	3.4%	1,335,763	5.8%	275,970	7.2%	3,290,229	4.7%
06/30/2004	1,686,524	2.2%	1,347,409	4.2%	278,547	5.3%	3,312,480	3.3%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers’	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate
03/31/2003	109,963	11.2%	194,911	13.8%	60,104	12.7%	81,356	10.9%	446,334	12.4%
06/30/2003	112,911	10.2%	201,614	12.2%	61,932	11.4%	83,826	10.5%	460,283	11.3%
09/30/2003	114,339	8.5%	205,127	10.5%	62,396	8.8%	85,789	9.8%	467,651	9.7%
12/31/2003	115,171	6.6%	206,533	8.3%	62,282	5.7%	86,409	8.3%	470,395	7.5%
03/31/2004	115,760	5.3%	206,937	6.2%	61,378	2.1%	86,344	6.1%	470,419	5.4%
06/30/2004	117,060	3.7%	209,795	4.1%	60,735	(1.9%)	87,172	4.0%	474,762	3.1%

		12-mth.
	Total	growth
Date	All Lines	rate
03/31/2003	3,590,208	12.4%
06/30/2003	3,668,506	11.0%
09/30/2003	3,720,351	9.0%
12/31/2003	3,743,405	6.7%
03/31/2004	3,760,648	4.7%
06/30/2004	3,787,242	3.2%

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers’	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total
03/31/2003	92.5	91.3	90.6	89.1	90.2	88.5	91.2
06/30/2003	92.2	91.1	90.5	88.4	89.4	88.4	91.0
09/30/2003	91.9	90.4	90.1	88.0	88.9	88.4	90.6
12/31/2003	91.6	89.8	89.5	87.5	88.1	88.2	90.2
03/31/2004	91.2	89.7	89.0	87.6	88.1	87.5	89.8
06/30/2004	90.7	89.0	88.4	86.7	86.7	86.8	89.2

*CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004. Preceding the discussion of financial results is an introduction discussing the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (the Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 13 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NATURE OF ORGANIZATION

The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

Erie Insurance Group Organizational Chart

*	Denotes a member of the Property and Casualty Group

Erie Indemnity Company (the Company) has served since 1925 as the attorney-in-fact for the policyholders of the Erie Insurance Exchange (Exchange). Erie Indemnity Company is a public registrant that operates predominantly as a provider of certain management services to the Exchange. The Company also owns subsidiaries that are property and casualty insurers. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement, which contains a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Exchange and its property and casualty subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) write personal and commercial lines property and casualty coverage exclusively through approximately 7,400 independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (the Group).

The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries (EIC, EINY and EIPC) and the Company’s investment operations.

OVERVIEW OF OPERATING SEGMENTS

The following operating segments discussed are those of the Erie Indemnity Company: management operations insurance, underwriting operations and investment operations.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Income from management operations	$68,629	$69,513	$124,856	$128,870
Underwriting loss	(4,859)	(6,280)	(6,350)	(11,950)
Net revenue from investment operations	21,577	17,865	40,948	32,621

Income before income taxes	$85,347	$81,098	$159,454	$149,541

Net income	$56,955	$54,458	$106,527	$100,358

Net income per share	$0.81	$0.77	$1.50	$1.41

Consolidated net income for the second quarter of 2004 increased 4.6% to $57.0 million compared to $54.5 million during the same period in 2003. Income from management operations for the second quarter of 2004 decreased 1.3% from 2003. This decrease was principally due to the lower management fee rate of 23.5% in 2004 compared to 24.0% in 2003, despite a 10.7% increase in direct written premiums of the Property and Casualty Group. In addition, management fee revenue increased $2.8 million due to a reduction in the second quarter of 2004 of the allowance for management fee revenue. In the second quarter of 2003, the allowance for management fee revenue decreased management fee revenue by $1.0 million. Also contributing to the reduction in income from management operations was a reduction in the service fee revenue on voluntary assumed reinsurance as the Company continues to exit the assumed reinsurance business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Insurance underwriting operations improved as a result of a comprehensive series of initiatives designed to improve property/casualty underwriting profitability which were partially offset by the reversal of recoveries from the intercompany reinsurance agreement. Revenue from investment operations increased 20.8% in the second quarter of 2004 compared to the same period in 2003. This increase is due to increased net investment income and improved results in equity in earnings of limited partnerships.

Consolidated net income for the six months ended June 30, 2004 increased 6.1% to $106.5 million compared to $100.4 million during the same period in 2003. Income from management operations decreased 3.1% during the first six months of 2004 compared to the first six months of 2003 primarily due to the decrease in the management fee rate. Insurance underwriting operations generated losses of $6.4 million and $12.0 million in the first six months of 2004 and 2003, respectively, principally due to underwriting initiatives designed to improve insurance profitability. Revenue from investment operations increased 25.5% in the first six months of 2004 compared to the same period in 2003, due to improved earnings on limited partnerships and realized gains on investments of $5.9 million for the first six months of 2004 compared to $4.0 million for the comparable period in 2003.

Management Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Management fee revenue	$256,124	$232,737	$477,991	$439,983
Service agreement revenue	5,224	6,863	10,823	13,347

Total revenue from management operations	$261,348	$239,600	$488,814	$453,330
Cost of management operations	192,719	170,087	363,958	324,460

Income from management operations	$68,629	$69,513	$124,856	$128,870

Gross margin percentage	26.3%	29.0%	25.5%	28.4%

Management fee revenue, rose 10.0% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Management fees from the Exchange represented 75.9% and 75.8% of the Company’s total revenues for the second quarter of 2004 and 2003, respectively. For the first six months of 2004 and 2003, management fees from the Exchange represented 74.9% and 75.4%, respectively, of the Company’s total revenues. The management fee rate was reduced by the Company’s Board of Directors to 23.5% in 2004 from 24% in 2003. This 0.5% reduction in the management fee rate resulted in $10.2 million less in management fee revenue for the six months ended June 30, 2004, or a reduction in net income of $.09 per share.

At its July 2004 meeting, the Board voted to increase the management fee rate to 24% from 23.5% effective July 1, 2004.

The direct and affiliated assumed premiums of the Exchange, on which the management fee revenue is based, grew 10.7% and 10.9% in the second quarter and first six months of 2004, respectively. Premiums grew to $1.1 billion from $973.9 million in the second quarter of 2003 and to $2.0 billion for the first six months of 2004. Increases in average premium per policy, reflective of rate increases in various lines of business, and continuing favorable policy retention rates were contributing factors in the growth of direct written premiums. The average premium per policy increased 8.7% to $1,022 for the twelve months ended June 30, 2004 from $940 for the twelve months ended June 30, 2003. The average premium per personal lines policy increased 9.9% while commercial lines increased 6.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for the twelve months ended June 30, 2004. The private passenger auto average premium per policy increased 7.4% to $1,158 for the twelve months ended June 30, 2004 from $1,078 for the twelve months ended June 30, 2003.

These factors were offset by a slowdown in new policy sales in 2004. Premium growth was slower in 2004 relative to 2003 due to the Company’s increased emphasis on controlling exposure growth and improving risk selection.

Policy retention decreased to 89.2% for the twelve months ended June 30, 2004, from 91.0% for the same period one year ago, for all lines of business combined (see Note 13, “Segment Information” which contains policies in force and policy retention trends by line of business.) The emphasis on underwriting and reunderwriting standards to control exposure growth and improve risk selection is contributing to the downward trend in the policy retention rate. The combination of new policies written and policy retention resulted in policies in force increasing 3.2% to 3.8 million at June 30, 2004, from 3.7 million at June 30, 2003.

Management fees are returned to the Exchange when Policyholders cancel their coverage mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term cancellations. Second quarter 2004 revenues were increased by $2.8 million while second quarter 2003 revenues had been decreased $1.0 million due to changes in the allowance. During the second quarter of 2004, an evaluation of actual mid-term policy cancellation experience was conducted in order to assess the adequacy of the Company’s allowance for mid-term cancellations. The evaluation determined that the Company’s methodology for estimating the allowance resulted in an allowance that exceeded actual mid-term cancellations experience. Consequently the Company refined its methodology and estimated allowance for mid-term cancellations in the second quarter 2004. This change in estimate was partially offset by a change in the allowance for returned commissions on mid-term cancellations. (See also Note 13 “Segment Information” which details management fee revenue by line of business.) For the first six months of 2004 and 2003 revenues were reduced $1.1 million and $1.4 million, respectively, by changes in this estimated allowance.

The increased emphasis on underwriting profitability (discussed further in the Insurance Underwriting Operations section) has resulted in a slowing of growth in new business premiums written. Total new business premium written declined 19.0% to $113.4 million in the second quarter of 2004 from $139.9 million in the second quarter of 2003. Personal lines new business premiums written declined 10.5% to $79.5 million from $88.8 million for the second quarters of 2004 and 2003, respectively. Commercial lines new business premiums declined 33.8% to $33.8 million from $51.0 million for the second quarters of 2004 and 2003, respectively.

Service agreement revenue decreased to $5.2 million for the second quarter of 2004, from $6.9 million for the same period in 2003. Included in service agreement revenue are service charges the Company collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. The service charge revenue for the second quarter of 2004 was $5.3 million, compared to $4.9 million for the second quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. As the Exchange exits the assumed reinsurance business the service agreement revenue received by the Company will continue to decrease. The minimal second quarter 2004 voluntary assumed premium was offset by a cancellation fee and a settlement upon the expiration of another treaty. As a result of the cancellation fee and settlement, the service agreement yielded expenses of $.5 million which reduced the Company’s service agreement revenue by $29 in the second quarter of 2004. Service fee revenue from voluntary assumed reinsurance business for the second quarter of 2003 was $1.9 million. The non-affiliated voluntary assumed reinsurance premium written in the first half of 2004 was $11.7 million compared to $64.5 million in the same period in 2003.

The cost of management operations increased 13.3% for the second quarter of 2004 to $192.7 million from $170.1 million during the second quarter of 2003, primarily due to an increase in commission costs. For the six months ended June 30, 2004 the cost of management operations grew by 12.2% to $364.0 million compared to $324.5 million for the same period a year ago.

Commission costs totaled $146.1 million for the second quarter of 2004, a 16.6% increase over the $125.3 million reported in the second quarter of 2003. Commissions to independent agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and Agency contingency awards as follows:

	Three months ended			Six months ended
	June 30		Percent	June 30		Percent
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Scheduled commissions	$129,179	$112,632	14.7%	$238,279	$211,262	12.8%
Accelerated commissions	5,999	7,423	(19.2)	12,322	14,696	(16.2)
Agency contingency awards	10,950	5,270	107.8	18,453	10,300	79.2

Total commissions	$146,128	$125,325	16.6%	$269,054	$236,258	13.9%

Scheduled commissions increased to $129.2 million for the quarter ended June 30, 2004 driven by the corresponding increase in premiums written by the Property and Casualty Group of 10.7%. Accelerated commissions are offered to newly recruited agents in addition to normal commission schedules. Charges incurred for accelerated commissions were $1.7 million and $2.6 million above normal scheduled rate commissions for the quarters ended June 30, 2004 and 2003, respectively. Accelerated commissions were lower in 2004 as new agency appointments were curtailed for the latter part of 2003 in conjunction with the Company’s emphasis on controlling exposure growth.

In the second quarter of 2004 scheduled commission expense was increased by $1.4 million related to the changes in the allowance for management fees returned on mid-term cancellations, discussed previously. In the second quarter of 2003, scheduled commission expense was reduced by $.6 million related to changes in this allowance.

Agency contingency awards are based upon the 36-month underwriting profitability of the direct business written within the Property and Casualty Group by the Company’s independent agency force. The estimate for the contingency award is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by agency.

Changes were made to the agent contingency award program effective January 1, 2004. The changes to the program place more emphasis on underwriting profitability and quality growth in an agency’s book of business. These changes are estimated to increase annual agency contingency award expense by approximately $13 million in 2004 as compared to 2003.

The cost of management operations excluding commission costs, increased 4.1% for the three months ended June 30, 2004 to $46.6 million from $44.8 million recorded in the second quarter of 2003. Personnel and benefit related costs are the second largest component in cost of management operations. The Company’s personnel costs, principally salaries, totaled $27.0 million for the three months ended June 30, 2004, compared to $26.0 million for the same period in 2003, an increase of 3.7%. Contributing to the increase in salaries was a 5.3% increase in staffing levels as well as normal merit pay rate increases. Total employee benefit costs decreased 1.8% in the second quarter of 2004 compared to the second quarter of 2003. Increases in health plan and retirement plan benefit costs were offset by a $.9 million reduction to the liability for the Company’s workers’ compensation benefit cost. Health plan benefit costs, which the Company self insures, rose 5.6% to $3.4 million in the second quarter of 2004 from $3.2 million in the second quarter of 2003 due to increased plan enrollment and increases in medical costs within the various plans offered by the Company. Retirement plan benefit costs increased 59.7% to $2.4 million in the second quarter of 2004 compared to $1.5 million in the second quarter of 2003 driven by the change in the discount rate assumption used to calculate the Statement of Financial Accounting Standard (FAS) 87, “Employers’ Accounting for Pensions,” pension expense decreasing from 6.75% in 2003 to 6.00% in 2004. FAS 87 pension costs are expected to increase by about $.8 million per quarter over 2003 levels as a result of the discount rate change.

The gross margins from management operations were 26.3% and 29.0% in the second quarters of 2004 and 2003, respectively. If the management fee rate, which is currently 23.5%, had remained consistent with the 2003 rate of 24%, the gross margin for the second quarter 2004 would have been 27.8%. Gross margins were 25.5% and 28.4% for the first six months of 2004 and 2003, respectively

Insurance Underwriting Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premiums earned	$51,065	$47,219	$101,714	$92,401
Losses and loss adjustment expenses incurred	40,002	39,364	78,040	76,864
Policy acquisition and other underwriting expenses	15,922	14,135	30,024	27,487

Total losses and expenses	$55,924	$53,499	$108,064	$104,351

Underwriting loss	($4,859)	($6,280)	($6,350)	($11,950)

GAAP combined ratio	109.5	113.3	106.2	112.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to differences between GAAP and statutory accounting bases and the effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty subsidiaries and the Exchange. The reported statutory combined ratio for the Property and Casualty Group was 93.2 for the second quarter of 2004, compared to 105.7 during the second quarter of 2003. Adjusted for the profit component paid to Erie Indemnity Company the adjusted statutory combined ratio of the Property and Casualty Group was 87.3 for the second quarter 2004 compared to 99.2 for the same period in 2003.

The Company’s insurance subsidiaries’ share of the Property and Casualty Group’s direct business generated underwriting income of $1.3 million in the second quarter of 2004 compared to underwriting losses of $4.2 million in the second quarter of 2003. The reported statutory combined ratio of the direct business of the Property and Casualty Group was 93.2 and 104.3 for the second quarters of 2004 and 2003, respectively. The reported statutory combined ratio of the direct business of the Property and Casualty Group was 96.3 and 109.7 for the six months ended 2004 and 2003, respectively. The improvement in 2004 underwriting results on direct business reflects the impact of the underwriting profitability initiatives implemented in 2003 to help offset severity increases and control exposure growth. Additionally, the Property and Casualty Group has experienced positive development on losses of prior accident years through the first six months of 2004 of approximately $100 million, compared to adverse development on losses of prior accident years experience of about $30 million in the same period a year ago. The impact on the Company of the positive development of prior accident years, net of changes in recoverables under the excess-of-loss reinsurance agreement was $.5 million. Certain lines of business, such as workers’ compensation and commercial multi-peril continue to experience poor loss ratios as a result of increased severity. These trends are being addressed by reunderwriting and severity control initiatives.

Underwriting practices affect the number of new policyholders eligible for coverage with the Property and Casualty Group as well as the number eligible to renew and the terms of renewal. The acceptability of risks written by the Property and Casualty Group is an important element of underwriting profitability. Underwriting profitability is also affected by loss cost inflation and changes in the average loss per claim. Management’s efforts to improve underwriting profitability include programs to control loss severity, exposure growth and improve risk selection, obtain additional premium on risks through rate increases, exit the assumed reinsurance business, relax the timeframe to begin operations in Minnesota and modify the agency contingency award program. Together, the Property and Casualty Group’s pricing actions, underwriting and claims initiatives are designed to improve the overall underwriting results of the Property and Casualty Group.

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

the quality of business improves underwriting profitability should improve, and premium increases can be minimized, making the Property and Casualty Group’s products more attractive to potential customers and more desirable to existing customers. In addition to impacting the management fee, improvements in underwriting profitability directly affect the Company by virtue of its 5.5% share of the intercompany pooling agreement.

In 2003 and 2004 substantial rate increases were filed by the Property and Casualty Group for certain lines of business in various states to offset the growing loss costs. The Property and Casualty Group writes one-year policies; therefore, rate increases take 24 months to be reflected fully in earned premiums as it takes 12 months to implement rate increases to all policyholders and 12 months more to earn fully the increased premiums. The Company continuously evaluates pricing actions and management estimates that those approved through June 30, 2004 could generate up to $133 million in written premiums of the Property and Casualty Group in the remainder of 2004. Premium rate increases are not expected to continue at the level experienced in recent years as the Property and Casualty Group’s underwriting results improve and the general market conditions change.

In August 2004, subject to regulatory approval in the various jurisdictions where the Company operates, the Property and Casualty Group plans to implement the use of insurance scoring in underwriting to maintain and enhance underwriting fundamentals and risk selection capabilities for private passenger auto and homeowners lines of business. Insurance scoring will be used during agents’ frontline underwriting, giving agents increased flexibility in applying the Company's underwriting guidelines. Insurance scoring is used by many property/casualty insurers to more accurately predict the likelihood of future claims. Insurance scores will be used to assist the Property and Casualty Group in improving risk selection and make it possible to offer insurance coverage to more consumers at a fair price. The Company anticipates the cost of obtaining insurance scores on new applications for the next twelve months will be approximately $1.5 million.

Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its exposure by geographic region. The Property and Casualty Group maintains catastrophe reinsurance coverage from unaffiliated insurers (see p. 41). During the second quarters of 2004 and 2003, the Company’s share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $1.2 million and $2.1 million, respectively and contributed 2.3 points and 4.5 points to the GAAP combined ratio respectively. The second quarter 2004 catastrophe losses included wind and hail storms in Ohio, West Virginia, Illinois and Indiana. Catastrophe losses were $1.6 million and $3.2 million for the first half of 2004 and 2003, respectively.

The Company’s property/casualty insurance subsidiaries’ reinsurance business includes its share of the Property and Casualty Group’s voluntary and involuntary assumed reinsurance business and unaffiliated ceded business and reinsurance ceded under the excess-of-loss agreement with the Exchange. The Exchange exited the voluntary assumed reinsurance business as of December 31, 2003 to allow the Property and Casualty Group to focus on its core business and lessen its underwriting exposure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s property/casualty insurance subsidiaries’ also maintain an all lines excess-of-loss reinsurance agreement with the Exchange which limits their retained share of ultimate net losses in any applicable accident year. EIC’s and EINY’s aggregate excess-of-loss reinsurance agreement with the Exchange provides that once EIC and EINY have sustained ultimate net losses in any applicable accident year that exceed an amount equal to 72.5% of EIC’s and EINY’s net premiums earned in that period, the Exchange will be liable for 95% of the amount of such excess, up to but not exceeding, an amount equal to 95% of 15% of EIC’s and EINY’s net premium earned. Losses equal to 5% of the ultimate net loss in excess of the retention under the contract are retained by EIC and EINY. The contract only requires reimbursement when claims are paid. The contract also requires that any unpaid loss recoverables will be commuted 60 months after an annual period expires. The premium for this coverage was 1.29% of EIC’s and EINY’s net premium earned in 2003 and was increased to 1.70% in 2004 to reflect current market conditions. The premium paid to the Exchange for this agreement totaled $1.7 million and $1.2 million in the first six months of 2004 and 2003, respectively. Both amounts had been fully expensed by June 30, 2004 and 2003, respectively. This contract excludes losses from terrorism, nuclear, biological and chemical events.

In the second quarter of 2004, the Company’s property/casualty insurance subsidiaries had a reduction of recoveries under the excess-of-loss reinsurance agreement with the Exchange by $4.9 million. This is the result of the positive loss development experience on prior accident years, especially the 2003 accident year. During the second quarter of 2003, the Company’s property/casualty insurance subsidiaries recorded a $1.8 million reduction of reinsurance recoveries that had been recorded in the first quarter of 2003 as a result of improved underwriting results of the Property and Casualty Group. As reimbursement occurs only when claims are paid, no cash payments have been made between the companies in 2004 or 2003 for recoveries. An increase in the recoverable in any given year reduces the Company’s losses and loss adjustment expenses on the Consolidated Statements of Operations while a decrease in the recoverable results in an increase in the Company’s losses and loss adjustments expenses.

The Company’s policy acquisition and other underwriting expenses includes the property/casualty insurance subsidiaries’ share of costs related to the eCommerce initiative. Costs associated with the eCommerce initiative totaled $.3 million and $.8 million for the second quarters of 2004 and 2003, respectively. These costs relate to application development expenses associated with the eCommerce initiative covered under an intercompany technology cost-sharing agreement (“Agreement”). The Agreement provides that the application development costs and the related enabling technology costs, such as technical infrastructure and architectural tools, will be shared among the Property and Casualty Group in a manner consistent with the sharing of property/casualty underwriting results under the existing intercompany pooling agreement. Since the amounts are pooled within the Exchange and ceded to members of the pooling agreement at their participation levels, the Company, by way of its insurance subsidiaries, incurs a 5.5% share of these costs. These technology costs are included in the policy acquisition and other underwriting expenses in the Company’s Consolidated Statements of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investment Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net investment income	$15,567	$14,219	$30,254	$28,538
Net realized gains on investments	3,030	3,376	5,883	3,969
Equity in earnings of EFL	1,477	1,690	2,891	2,859
Equity in earnings (losses) of limited partnerships	1,503	(1,420)	1,920	(2,746)

Net revenue from investment operations	$21,577	$17,865	$40,948	$32,620

The increase in net revenue from investment operations in 2004 is primarily due to earnings from limited partnerships of $1.5 million in the second quarter of 2004, compared to losses of $1.4 million in the second quarter of 2003, as well as increases in net investment income. There were no impairment charges included in net realized gains or losses in the second quarter of 2004 or 2003. Net revenue from investment operations increased 25.5% for the six months ended June 30, 2004 to $40.9 million compared to $32.6 million for the same period of 2003.

The Company’s performance of its fixed maturities and equity securities compared to selected market indices is presented below.

Pre-tax annualized returns
Two year period ended
June 30, 2004
Erie Indemnity Company Indices:
Fixed maturities – corporate	8.09%
Fixed maturities – municipal	3.93 (1)
Preferred stock	8.28 (1)
Common stock	8.14
Market indices:
Lehman Brothers U.S. Aggregate	5.24%
S&P 500 Composite Index	9.23

(1)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 6.61% and 10.21%, respectively.

Equity in earnings of limited partnerships was $1.5 million for the quarter ended June 30, 2004 compared to losses of $1.4 million for the same period in 2003. Private equity and fixed income limited partnerships realized gains of $.1 million for the three months ended June 30, 2004 compared to losses of $1.4 million for the same period of 2003. Real estate limited partnerships reflected earnings of $1.4 million for the second quarter of 2004 compared to earnings of $.1 million for the same period of 2003. There were no impairment charges on limited partnerships in the second quarter of 2004. In the second quarter of 2003, there were impairment charges related to private equity limited partnerships of $.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At June 30, 2004, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.1 billion, or 39.1%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

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

There is a presumption of impairment for common equity securities and equity limited partnerships when the decline is, in management’s opinion significant and of an extended duration. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, the Company will recognize an impairment charge to operations. Common stock impairments are included in realized losses in the Consolidated Statements of Operations. For limited partnerships, the impairment charge is included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. No impairment charges were recorded on equity securities in the second quarter of 2004 or 2003. There were no impairment charges on equity securities in the first six months of 2004. In the first half of 2003, impairments on equity securities totaled $3.7 million. There were no impairment charges on limited partnerships in the second quarter of 2004. There was a $.5 million impairment charge on equity limited partnerships for the second quarter of 2003. Impairment charges on equity limited partnerships were $.1 million and $1.7 million for the six months ended 2004 and 2003, respectively.

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not the intent or ability of the Company to hold the position until recovery has occurred. There were no impairments recognized in the second quarter of 2004 or 2003 related to fixed maturity investments. (See “Analysis of Investment Operations” section). For the six months ended June 30, 2004 there were no impairment charges on fixed maturities. For the first six months of 2003 impairment charges on fixed maturities totaled $2.3 million.

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

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 74.3% and 74.2% of invested assets at June 30, 2004 and December 31, 2003, respectively. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

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

The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invested. The limited partnership portfolio comprises 9.8% and 9.4% of invested assets at June 30, 2004 and December 31, 2003, respectively. These investments consist primarily of equity investments in small and medium-sized companies and in real estate. The Company achieves diversification within the limited partnership portfolio by investing in approximately 66 partnerships that have approximately 1,300 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

Property/casualty insurance liabilities

Reserves for property/casualty insurance unpaid losses and loss adjustment expenses include estimates of a variety of factors such as medical inflation trends, regulatory and judicial rulings, legal settlements, property replacements and repair cost trends, and losses for assumed reinsurance activities. In recent years, certain of these component costs, such as medical inflation trends and legal settlements, have experienced significant volatility and resulted in incurred amounts different than original estimates. Management has factored these changes in trends into the Company’s loss estimates. Due to the nature of these liabilities, actual results ultimately could vary significantly from the amounts recorded.

Multiple actuarial methods are used in estimating unpaid loss and loss adjustment expense liabilities. Each methodology utilizes unique assumptions and variables. A range of reasonable estimates is developed utilizing these methods for each product line or product coverage analyzed. The presence or absence and magnitude of underlying variables, their interaction, and their recognition in estimation methods will cause the width of the range to vary for different product segments and over time for the same product segment. The final estimate recorded by management is a function of detailed analyses of historical trends, adjusted to reflect any new, perceived actionable data, adjusted as new emerging data indicates.

The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts are: unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs whose cost is significantly different from that seen in the past, and claims patterns on current business that differ significantly from historical claims patterns.

Loss and loss adjustment expense reserves are presented on the Company's Statements of Financial Position on a gross basis. Under the terms of the Property and Casualty Group's intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on the Company's Statements of Financial Position. Gross loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are as follows:

Loss and loss adjustment expense reserves by major line of business are as follows:

Property/Casualty Loss and Loss Adjustment Expense Reserve Liabilities

	As of	As of
	June 30,	December 31,
	2004	2003

Gross reserve liability:
Private passenger auto	$466,677	$445,141
Homeowners	23,850	22,433
Workers’ compensation	200,236	190,018
Commercial auto	72,942	69,016
Commercial multi-peril	64,994	57,996
Other direct	17,305	17,202
Assumed business	47,869	43,730

Total gross reserves	$893,873	$845,536
Reinsurance recoverable	724,688	687,819

Net reserve liability	$169,185	$157,717

At June 30, 2004, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. At June 30, 2004, total paid claims and case

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

reserves on reported claims total $81.2 million with an additional exposure to adverse development of $50.3 million if every claim ultimately develops into the full layer limit loss. These estimates are based on the September 11th attack being considered one event. If the attack comes to be considered two events, the Company anticipates an additional loss of approximately $22 million. Recent court proceedings have ruled that the September 11th attack was a single event under certain reinsurance treaties. If this ruling is upheld in the courts, the Property and Casualty Group's World Trade Center reserve could be reduced by approximately $17 million. Until this issue is definitively decided, the Company believes the $150 million total loss estimate should be sufficient to absorb any potential development that may occur regardless of the determination of the occurrence as one or two events. The Company’s property and casualty insurance subsidiaries share of losses related to the World Trade Center attack amounted to $5.8 million in 2001 net of recoveries under the excess-of-loss reinsurance agreement with the Exchange. No losses were recognized by the Company’s property and casualty insurance subsidiaries in 2002, 2003 or 2004 related to the World Trade Center attack.

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

Members of the Property and Casualty Group are also rated by Weiss Ratings, Inc., which is a consumer-oriented rating company that issues ratings designed to provide an independent opinion of an insurance company’s financial strength. The ratings by Weiss Ratings, Inc. for the Exchange and Erie Insurance Company were upgraded in June 2004. The Erie Insurance Exchange was upgraded from a C (Fair) to a B- (Good) and the Erie Insurance Company was upgraded from a B- to a B. The remaining members of the Property and Casualty Group maintained B ratings (Good). Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s products to its Agents and customers.

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

Management fee and other cash settlements due from the Exchange were $215.9 million at June 30, 2004, and $195.6 million at December 31, 2003. A receivable from EFL for cash settlements totaled $4.0 million at June 30, 2004, compared to $3.4 million at December 31, 2003. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool rose 6.3% to $834.8 million at June 30, 2004 from $785.1 million at December 31, 2003. The increases are the result of corresponding increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The increase in the property/casualty insurance subsidiaries reserves ceded to the Exchange is a result of a corresponding increase in direct premium written by the Company’s property/casualty insurance subsidiaries. The increase in the property/casualty insurance subsidiaries direct written premium was 10.9% and 18.8% for the six month period ended June 30, 2004 and 2003, respectively. Total receivables from the Exchange represented 13.0% of the Exchange’s assets at June 30, 2004, and 12.2% at December 31, 2003.

Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on the Company of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The exposure for large loss payments is also mitigated by the Company's excess-of-loss reinsurance treaty with the Exchange. The cash flow requirements for claims have not historically been significant to the Company’s liquidity. Since 1981, on average about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five-year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.

The Company has certain obligations and commitments to make future payments under various contracts. As of June 30, 2004, the aggregate obligations were:

	Payments Due By Period

		Less than	1-3	3-5
	Total	1 year	years	years
(dollars in thousands)
Fixed contractual obligations:
Limited partnership commitments	$89,007	$26,817	$32,603	$29,587
Operating leases-other	20,821	8,632	10,434	1,755
Operating leases-real estate	8,880	2,760	4,443	1,677
Operating leases-computer	4,317	3,266	1,051	—
Financing arrangements	1,265	617	648	—
eCommerce Program consulting arrangements	573	573	—	—

Fixed contractual obligations	124,863	42,665	49,179	33,019
Gross loss and loss expense reserves	893,873	—	—	—

Gross contractual obligation	1,018,736	42,665	49,179	33,019
Anticipated recoveries	724,688	—	—	—

Net contractual obligations	$294,048	$42,665	$49,179	$33,019

For a complete discussion of the fixed contractual obligations see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004.

The Company generates sufficient net positive cash flow from its operations to fund its commitments and build its investment portfolio, thereby increasing future investment returns. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $98.6 million and $91.5 million for the six months ended June 30, 2004 and 2003, respectively.

Dividends declared and paid to shareholders for the six months ended June 30, 2004 and 2003, totaled $27.6 million and $24.5 million, respectively. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from insurance subsidiaries are not material to the Company’s cash flows.

During the second quarter of 2004, the Company repurchased 479,015 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $22.1 million, or an average price per share of $46.11. (See table at Part II. Item 2., Issuer Repurchases of Equity Securities.) During the first six months of 2004, the Company repurchased 618,074 shares at a total cost of $28.4 million, or an average price per share of $46.00. The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Change in Management Fee Rate

At its July 2004 meeting, the Board of Directors voted to increase the management fee rate to 24% from 23.5%, effective July 1, 2004.

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

Flagship City Insurance Company is a Pennsylvania-based, wholly owned subsidiary of Erie Insurance Exchange that writes Pennsylvania assigned risk automobile and workers’ compensation business. The Exchange also owns a 53.5% interest in EFL, an affiliated life insurance and annuity provider.

Under the agreement between the Exchange and the other members of the Property and Casualty Group governing participation in the pooling arrangement whereby all property and casualty business is ceded to the Exchange. This pooling arrangement provides for EIC and EINY to share proportionately through retrocession in the results of the Property and Casualty Group, except for the provisions of the excess of loss reinsurance agreement discussed below. EIC’s and EINY’s proportionate share of the reinsurance pool is 5.0% and 0.5%, respectively.

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

adversely affected. If the surplus of the Exchange were to decline significantly, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange would have an adverse effect on the amount of the management fees the Company receives. Declining business could also adversely affect underwriting results of the Property and Casualty Group in which the Company has a 5.5% participation. In addition, a significant decline in the surplus of the Exchange could effect the management fee rate.

The selected financial data of the Exchange presented below is prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. The Exchange does not, nor is it required to, prepare financial statements in accordance with Generally Accepted Accounting Principles (GAAP). Financial statements prepared under SAP generally provide a more conservative approach than under GAAP. Under SAP, the principal focus is on the solvency of the insurer in order to protect the interests of the policyholders. Some significant differences between SAP and GAAP and state prescribed or permitted practices include the following:

•	Bonds and short-term investments are valued at amortized cost or the lower of amortized cost or market under SAP. Nonredeemable preferred stocks are valued at fair value as determined by the Securities Valuation Office (SVO) or the lower of cost or SVO fair value. Redeemable preferred stocks are valued at cost or amortized cost or the lower of cost or SVO fair value. The SAP valuations are dependent upon the designation prescribed to the investment by the National Association of Insurance Commissioners. GAAP requires these investment securities be valued at fair value.

•	SAP recognizes expenses when incurred and does not allow for the establishment of deferred policy acquisition cost assets that is required by GAAP;

•	SAP deferred tax calculations follow GAAP with certain modifications for the realization criteria of deferred tax assets and the recording of the impact of changes in its deferred tax balances;

•	GAAP requires the establishment of an asset for the estimated salvage and subrogation that will be recovered in the future. Under SAP, a company may establish this recoverable but is not required to do so. The Exchange does not establish estimated salvage and subrogation recoveries;

•	As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records unearned subscriber fees (fees to Attorney-In-Fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies;

•	As permitted by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange, as well as the Company’s property/casualty insurance subsidiary EIC, discount workers’ compensation case and IBNR liabilities at a rate of 2.5% on a non-tabular basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The selected financial data below as of and for the three and six months ended June 30, 2004 and 2003 is derived from the Exchange’s unaudited financial statements prepared in accordance with SAP. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The financial data set forth below represents the Exchange’s share of underwriting results after the pool and is only a summary.

Selected financial data of the Exchange Condensed Statements of Operations (Statutory Accounting Basis)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premiums earned	$914,360	$832,147	$1,804,603	$1,634,794
Losses and loss adjustment expenses	600,610	643,028	1,257,382	1,322,883
Insurance underwriting and other expenses*	274,128	266,195	519,100	508,865

Net underwriting income (loss)	39,622	(77,076)	28,121	(196,954)

Net investment income	68,765	57,110	131,494	111,175
Net realized gain	14,023	111,569	31,179	78,214
Federal income tax expense (benefit)	38,180	(5,151)	56,200	(46,681)

Net income	$84,230	$96,754	$134,594	$39,116

*	Includes management fees incurred

The Exchange recorded net income of $84.2 million in the second quarter of 2004 compared to income of $96.8 million for the same period in 2003. Net written premiums grew in the second quarter of 2004, but at a slower pace than in 2003. Losses and loss adjustment expenses and underwriting and other expenses were lower in the second quarter of 2004, reflective of the initiatives implemented in 2003 to focus on underwriting profitability and reduced catastrophe losses.

Net premiums written of the Exchange increased 7.7% in the second quarter of 2004 compared to the second quarter of 2003, a slower growth rate than the 14.2% increase that occurred in the second quarter of 2003 compared to 2002. The changes in the Exchange’s net written premium directly correlate to the changes of the Property and Casualty Group’s premiums taken as a whole, and have been affected by the Company’s focus on underwriting profitability through increased emphasis on controlling exposure growth and loss severity and improving risk selection.

Losses and loss adjustment expenses decreased 6.6% in the second quarter of 2004 compared to 2003, compared to an increase of 6.9% in the second quarter of 2003 compared to 2002. The decrease in 2004 can partly be attributed to the impact of the focus on underwriting and reunderwriting standards to control exposure growth and loss severity and improve risk selection. Catastrophe losses or weather related events in the second quarters of 2004 and 2003 that impacted direct losses and loss adjustment expenses totaled $20.1 million and $36.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Exchange exited the voluntary assumed reinsurance business effective December 31, 2003. In the second quarter of 2004, nominal premiums received by the Exchange for voluntary assumed reinsurance business were offset by premium cancellation fees and a settlement amount upon the expiration of a treaty. The voluntary assumed business generated income of $3.6 million and $1.3 million in the first half of 2004 and 2003, respectively.

Other underwriting expenses include costs incurred related to the eCommerce initiative of $3.9 million in the second quarter of 2004 compared to $13.0 million in the second quarter of 2003.

The reported statutory combined ratio of the Exchange was 96.3% and 109.3% for the six months ended June 30, 2004 and 2003, respectively. Modest catastrophe losses in the second quarter of 2004, as well as the impact of the underwriting profitability initiatives and positive development of prior year results contributed to the improvement in the statutory combined ratio.

Net investment income of the Exchange increased 20.4% in the second quarter of 2004 compared to 2003. Realized gains totaled $14.0 million and $111.6 million in the second quarters of 2004 and 2003, respectively. There were no impairment charges recorded on marketable securities in the second quarter of 2004. In the second quarter of 2003, impairment charges on fixed maturities, equity securities and limited partnerships totaled $2.2 million.

Condensed Statements of Financial Condition
(Statutory Accounting Basis)

	As of
	June 30	December 31
(dollars in thousands)	2004	2003
	(unaudited)
Cash and invested assets	$6,988,364	$7,024,796
Other assets	1,135,801	1,020,830

Total assets	8,124,165	8,045,626

Claims and unearned premium reserves	4,855,013	4,616,687
Other liabilities	678,803	999,854

Total liabilities	5,533,816	5,616,541
Policyholders’ surplus	2,590,349	2,429,085

Total liabilities and policyholders’ surplus	$8,124,165	$8,045,626

The Exchange’s policyholders’ surplus increased 7.0% as of June 30, 2004 compared to December 31, 2003, primarily as a result of net investment income, realized and unrealized gains from investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Exchange’s cash and invested assets consist of:

	Carrying value at
	June 30		December 31
(Statutory Accounting Basis) (dollars in thousands)	2004	%	2003	%
	(unaudited)
Equity securities:
Common stock (market value)	$1,349,687	19.3%	$1,258,685	17.9%
Preferred stock (market value)	532,614	7.6	562,973	8.0
Bonds (at amortized cost)	4,191,502	60.0	4,028,556	57.3
Limited partnerships	531,215	7.6	485,174	6.9
Real estate mortgage loans	11,013	.2	11,161	.2
Properties occupied by the Exchange	37,033	.5	37,822	.5
Cash and cash equivalents	335,300	4.8	640,425	9.2

Total invested assets	$6,988,364	100.0%	$7,024,796	100.0%

Common equity securities historically represented a significant portion of the Exchange’s investment portfolio and surplus that was exposed to price risk, volatility of the capital markets and general economic conditions. During 2003, the Exchange initiated a planned re-allocation of its invested assets with the intent of lessening its exposure to common stock investments. The goal of the reallocation of the common stock portfolio was to reduce the Exchange’s equity investments to no more than 60% of surplus. At June 30, 2004 common stock investments of the Exchange were $1.3 billion, approximately 52% of the Exchange’s surplus at June 30, 2004. During the second quarter of 2004, the Exchange had realized and unrealized capital gains of $15.7 million on its common stock portfolio. During the same period the Exchange generated proceeds from the sale of its common stock investments of $31.4 million, which included $2.8 million in net realized capital gains. The weighted average current price to trailing twelve months earnings ratio of the Exchange’s common stock portfolio was 27.57 and 21.53 at June 30, 2004 and 2003, respectively. The Standard & Poors composite price to trailing twelve months earnings ratio was 24.95 at June 30, 2004 and 31.64 at June 30, 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines. In the first six months of 2004 these rate increases accounted for approximately $165.4 million in increased written premiums. Premium increases anticipated due to pricing actions approved through June 30, 2004, could amount to approximately $133.2 million in additional written premium for the Property and Casualty Group in the remainder of 2004. There is also the potential for an additional $3.7 million in written premium for the Property and Casualty Group in 2004 resulting from pricing actions contemplated or filed and awaiting approval. The majority of the anticipated increase stems from the private passenger auto and commercial multiple-peril, workers’ compensation and commercial auto lines of business as well as the homeowners line of business. Price increases can reduce the Property and Casualty Group’s ability to attract new policyholders and to retain existing policyholders because of the possibility of acquiring coverage at more competitive prices from other insurers.

Insurance Scoring

Underwriting: In August 2004, the Company will implement insurance scoring for underwriting purposes in all operating states and territories, except Maryland, in response to changing competitive market conditions. Many insurance companies currently utilize insurance scoring to provide a better initial assessment of the acceptability of a risk and to develop a pricing strategy commensurate with the risk. Initially, insurance scoring will be used by the Company as a tool to provide a more finite way of distinguishing between acceptable and unacceptable risks. Employing insurance scoring for underwriting should result in a more desirable pool of risks for the Property and Casualty Group. The impact the implementation of insurance scoring will have on the number of policies that are accepted or retained is not known. However, having a more desirable pool of risks will lend itself to better experience in the long term, which should positively impact underwriting profitability.

Pricing Segmentation: The Company is developing a comprehensive rating plan for its Private Passenger Auto and Homeowners lines of business. The rating plan will introduce significantly more rating tiers, providing the Company greater flexibility in pricing policies with varying degrees of risk. Insurance scores will be among the most significant risk factors the Company will incorporate into the rating plan. Expanded pricing segmentation, incorporating insurance scoring, should enable the Company to provide more competitive rates to policyholders with varying risk characteristics. The long-term effects of pricing segmentation using insurance scoring cannot currently be determined.

Catastrophe Risk

The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms, fires and explosions. Catastrophe insurance had not been acquired since 1993. The Property and Casualty Group entered into a reinsurance treaty in 2003 covering the 2003 accident year, and renewed the treaty to cover accident year 2004, to mitigate the future potential catastrophe loss exposure. The 2004 agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $460 million in excess of the Property and Casualty Group’s loss retention of $140 million per occurrence. No loss recoverables were recorded under this treaty at June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information Technology Costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales over the long-term.

The Erie Insurance Group has spent approximately $165.0 million on the technology effort through the second quarter of 2004. In addition to this amount, $3.7 million has been committed for computer and equipment leases. Target delivery dates originally established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption. Revised target dates and program costs continue to be developed and are expected to exceed original target delivery dates and costs.

During the second quarter of 2004, the Company deployed functionality for quoting, issuing and endorsing personal automobile, homeowners, boat and personal liability policies to 19 agencies in Ohio, Illinois, Indiana and Wisconsin and a total of about 1,000 Erie employees in the home and branch office locations.

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

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (“Act”), establishing a program for commercial property/casualty losses, including workers’ compensation, resulting from foreign acts of terrorism. The Act required commercial insurers to make terrorism coverage available immediately through at least December 31, 2004 and provided limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the second year to $15 billion in the third year of the program. The federal government will pay 90% of covered

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

terrorism losses that exceed retention levels. On June 18, 2004, the Department of Treasury announced its decision to require insurers to continue to make terrorism coverage available under the Act in program year three. The Act is scheduled to expire on December 31,2005. Personal lines are not included under the protection of the Act, and state regulators have not approved exclusions for acts of terrorism on personal lines policies. The Property and Casualty Group is exposed to terrorism losses for personal and commercial lines and workers’ compensation, although commercial lines are afforded a backstop above certain retention levels for foreign acts of terrorism under the federal program. The Property and Casualty Group could incur large losses if future terrorist attacks occur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2003 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the six months ended June 30, 2004. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan
April 1 - 30, 2004	110,220	$47.92	108,021
May 1 - 31, 2004	249,789	45.04	249,789
June 1 - 30, 2004	121,205	46.64	121,205

Total	481,214	$46.11	479,015	$221,570,000

The month of April 2004 includes shares that vested under the stock compensation plan for the Company’s outside directors of 2,199. Included in this amount are the vesting of 2,174 of awards previously granted and 25 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2004, the Registrant held its Annual Meeting of Shareholders:

The following directors were elected for a one-year term and until a successor is elected and qualified:

Kaj Ahlmann	C. Scott Hartz
John T. Baily	F. William Hirt
Samuel P. Black, III	Samuel P. Katz
J. Ralph Borneman, Jr.	Claude C. Lilly, III
Wilson C. Cooney	Jeffrey A. Ludrof
Patricia Garrison-Corbin	Jan R. Van Gorder, Esq.
John R. Graham	Robert C. Wilburn
Susan Hirt Hagen

PART II. OTHER INFORMATION (Continued)

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

Reports on Form 8-K

On April 22, 2004, the Company filed a report on Form 8-K reporting under Item 5, the Company’s results for the first quarter of 2004. The results were discussed for the period based on the three primary segments, management operations, insurance underwriting operations and investment operations. The Company’s Consolidated Statements of Operations, Consolidated Statements of Operations Segment Basis, Consolidated Statements of Financial Position, Segment Information and Selected Financial Data of the Erie Insurance Exchange were included in the filing.

On April 26, 2004, the Company filed a report on Form 8-K reporting under Item 5, providing supplemental data on premium cancellation trends as well as the Property and Casualty Group’s statutory combined ratio trend for the private passenger automobile line.

On May 27, 2004, the Company filed a report on Form 8-K reporting under Item 5, the resignation of Samuel P. Katz, President, Wynnefield Capital Advisors, Inc. from the Company’s Board of Directors for personal reasons which was effective immediately. The Nominating and Governance Committee has initiated the process to determine whether to fill the vacated position prior to the 2005 Annual Shareholders’ Meeting or reduce the number of directors from 15 to 14.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: July 28, 2004
/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO