Form 10-Q
period 2004-09-30
ERIE INDEMNITY CO
filed 2004-10-27
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Yes   ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☑  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class A Common Stock, no par value, with a stated value of $.0292 per share—63,045,097 shares as of October 15, 2004.

Class B Common Stock, no par value, with a stated value of $70 per share—2,878 shares as of October 15, 2004.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30	December 31
	2004	2003
	(Unaudited)
ASSETS
INVESTMENTS
Fixed maturities at fair value (amortized cost of $944,585 and $834,649, respectively)	$981,989	$879,361
Equity securities at fair value (cost of $147,910 and $152,338, respectively)	180,380	189,403
Limited partnerships, under equity method (cost of $110,328 and $105,594, respectively)	122,111	111,218
Real estate mortgage loans	5,079	5,182

Total investments	1,289,559	1,185,164

Cash and cash equivalents	79,167	87,192
Accrued investment income	13,732	11,119
Premiums receivable from policyholders	295,119	266,957
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	734,636	687,819
Ceded unearned premiums to Erie Insurance Exchange	122,535	97,249
Notes receivable from Erie Family Life Insurance Company	40,000	40,000
Other receivables from Erie Insurance Exchange and affiliates	222,499	199,078
Reinsurance recoverable non-affiliates	381	480
Deferred policy acquisition costs	17,767	16,761
Property and equipment	13,525	13,868
Equity in Erie Family Life Insurance Company	58,104	56,072
Prepaid pension	53,231	52,666
Other assets	41,742	40,182

Total assets	$2,981,997	$2,754,607

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

	(Dollars in thousands)
	September 30	December 31
	2004	2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$905,930	$845,536
Unearned premiums	493,313	449,606
Commissions payable and accrued	179,182	152,869
Securities lending collateral	33,430	34,879
Accounts payable and accrued expenses	59,400	46,317
Federal income taxes payable	6,546	117
Deferred income taxes	28,258	27,515
Dividends payable	13,666	13,872
Employee benefit obligations	23,720	19,726

Total liabilities	1,743,445	1,590,437

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,492,800 shares issued; 63,133,176 and 64,089,906 shares outstanding, respectively	1,969	1,969
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,878 shares authorized, issued and outstanding	201	201
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	61,505	66,402
Retained earnings	1,313,473	1,189,628

Total contributed capital and retained earnings	1,384,978	1,266,030
Treasury stock, at cost, 4,359,624 and 3,402,894 shares in 2004 and 2003, respectively	(146,426)	(101,860)

Total shareholders’ equity	1,238,552	1,164,170

Total liabilities and shareholders’ equity	$2,981,997	$2,754,607

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
OPERATING REVENUE
Management fee revenue — net	$232,837	$219,001	$684,539	$634,785
Premiums earned	52,862	48,358	154,576	140,759
Service agreement revenue	5,384	6,667	16,207	20,014

Total operating revenue	291,083	274,026	855,322	795,558

OPERATING EXPENSES
Cost of management operations	177,659	160,416	521,599	467,030
Losses and loss expenses incurred	34,602	38,723	112,642	115,587
Policy acquisition and other underwriting expenses	12,153	11,168	35,906	32,302

Total operating expenses	224,414	210,307	670,147	614,919

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	14,795	14,477	45,048	43,015
Net realized gains on investments	859	1,846	6,743	5,815
Equity in earnings (losses) of limited partnerships	3,845	1,311	5,765	(1,435)

Total investment income — unaffiliated	19,499	17,634	57,556	47,395

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	86,168	81,353	242,731	228,034
Provision for income taxes	29,141	27,124	81,865	76,107
Equity in earnings of Erie Family Life Insurance Company, net of tax	1,539	2,008	4,227	4,668

Net income	$58,566	$56,237	$165,093	$156,595

Net income per share — basic	$0.83	$0.79	$2.34	$2.21

Net income per share — diluted	$0.83	$0.79	$2.34	$2.20

Weighted average shares outstanding	70,186	70,997	70,584	70,997

Dividends declared per share:
Class A	$0.215	$0.19	$0.645	$0.57
Class B	32.25	28.50	96.75	85.50

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Dollars in thousands)
Net Income	$58,566	$56,237	$165,093	$156,595

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	24,125	(13,867)	(791)	48,481
Less: Gains included in net income	(859)	(1,846)	(6,743)	(5,815)

Net unrealized holding gains (losses) arising during period	23,266	(15,713)	(7,534)	42,666
Income tax (expense) benefit related to unrealized gains (losses)	(8,143)	5,500	2,637	(14,933)

Net appreciation (depreciation) of investments	15,123	(10,213)	(4,897)	27,733

Comprehensive income	$73,689	$46,024	$160,196	$184,328

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$657,176	$596,368
Service agreement fee received	16,207	20,014
Premiums collected	150,398	149,536
Net investment income received	45,876	44,607
Dividends received from Erie Family Life	1,349	1,288
Salaries and wages paid	(76,144)	(81,693)
Commissions paid to agents	(383,023)	(342,888)
General operating expenses paid	(51,986)	(50,726)
Losses and loss adjustment expenses paid	(98,966)	(98,055)
Underwriting and acquisition costs paid	(9,654)	(11,058)
Income taxes paid	(73,001)	(61,404)

Net cash provided by operating activities	178,232	165,989

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(275,490)	(391,390)
Equity securities	(23,937)	(29,780)
Limited partnership investments	(24,047)	(26,433)
Sales/maturities of investments:
Fixed maturity sales	83,145	149,915
Fixed maturity calls/maturities	86,994	110,872
Equity securities	29,413	44,938
Limited partnership distributions	25,078	16,575
(Decrease) increase in collateral from securities lending	(1,449)	18,769
Purchase of property and equipment	(1,887)	(2,083)
Collections (net of distributions) on agent loans	1,943	780

Net cash used in investing activities	(100,237)	(107,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(41,454)	(36,762)
Purchase of treasury stock	(44,566)	0
Issuance of note receivable to Erie Family Life Insurance Company	0	(25,000)

Cash used in financing activities	(86,020)	(61,762)

Net decrease in cash and cash equivalents	(8,025)	(3,610)
Cash and cash equivalents at beginning of period	87,192	85,712

Cash and cash equivalents at end of period	$79,167	$82,102

See Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts are in thousands except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004.

NOTE 2 — RECLASSIFICATONS

Certain amounts previously reported in the 2003 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.

NOTE 3 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of Class A shares outstanding (63,133,176 and 64,089,906 at September 30, 2004 and 2003, respectively), giving effect to the conversion of the weighted average number of Class B shares outstanding (2,878 in 2004 and 2003) at a rate of 2,400 Class A shares for one Class B share. Weighted average equivalent shares outstanding totaled 70,186,222 for the quarter ended September 30, 2004 and 70,997,106 for the same period one year ago. For the nine months ended September 30, 2004 weighted average equivalent shares outstanding were 70,584,070 compared to 70,997,106 for the nine months ended September 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — EARNINGS PER SHARE (Continued)

The following table reconciles the numerators and denominators of the basic and diluted per-share computations.

	Three months ended September 30			Nine months ended September 30
	(Shares in thousands)			(Shares in thousands)

	Net	Shares		Net	Shares
	Income	Outstanding	Per-Share	Income	Outstanding	Per-Share
	(Numerator)	(Denominator)	Earnings	(Numerator)	(Denominator)	Earnings
2004
Basic earnings per share	$58,566	70,186	$0.83	$165,093	70,584	$2.34
Restricted stock awards not yet vested		73			73

Diluted earnings per share	$58,566	70,259	$0.83	$165,093	70,657	$2.34

2003
Basic earnings per share	$56,237	70,997	$0.79	$156,595	$70,997	2.21
Restricted stock awards not yet vested		104			104

Diluted earnings per share	$56,237	71,101	$0.79	$156,595	71,101	$2.20

Included in the restricted stock awards not yet vested are awards of 68,176 and 97,061 for the third quarter and nine months ended September 30, 2004 and 2003, respectively, related to the long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 4,829 and 6,523 for the third quarters and nine months ended September 30, 2004 and 2003, respectively.

NOTE 4 — INVESTMENTS

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

The Company had loaned securities, included as part of its invested assets, with a market value of $32,531 and $33,986 at September 30, 2004 and December 31, 2003, respectively. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Consolidated Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVESTMENTS (Continued)

The following is a summary of fixed maturities and equity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2004
Fixed maturities:
U.S. treasuries & government agencies	$15,813	$469	$55	$16,227
States & political subdivisions	81,945	2,833	146	84,632
Special revenue	127,277	3,802	97	130,982
Public utilities	60,951	4,660	52	65,559
U.S. industrial & miscellaneous	424,947	16,283	1,104	440,126
Mortgage-backed securities	52,111	915	332	52,694
Asset-backed securities	22,058	71	223	21,906
Foreign	127,054	8,929	615	135,368

Total bonds	912,156	37,962	2,624	947,494
Redeemable preferred stock	32,429	2,139	73	34,495

Total fixed maturities	944,585	40,101	2,697	981,989

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	1,020	2,866	0	3,886
U.S. industrial & miscellaneous	13,838	19,924	0	33,762
Foreign	1,076	631	0	1,707
Nonredeemable preferred stock:
Public utilities	23,122	1,770	44	24,848
U.S. banks, trusts & insurance companies	40,346	3,069	429	42,986
U.S. industrial & miscellaneous	56,276	3,598	480	59,394
Foreign	12,232	1,595	30	13,797

Total equity securities	147,910	33,453	983	180,380

Total fixed maturities and equity securities	$1,092,495	$73,554	$3,680	$1,162,369

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003
Fixed maturities:
U.S. treasuries & government agencies	$11,912	$337	$60	$12,189
States & political subdivisions	69,330	2,986	44	72,272
Special revenue	95,418	4,120	67	99,471
Public utilities	62,966	4,822	22	67,766
U.S. industrial & miscellaneous	372,705	21,269	886	393,088
Mortgage-backed securities	66,385	909	391	66,903
Asset-backed securities	16,754	26	96	16,684
Foreign	106,313	9,903	536	115,680

Total bonds	801,783	44,372	2,102	844,053
Redeemable preferred stock	32,866	2,480	38	35,308

Total fixed maturities	834,649	46,852	2,140	879,361

Equity securities:
Common stock:
U.S. banks, trusts & insurance companies	1,020	2,980	0	4,000
U.S. industrial & miscellaneous	13,843	20,921	0	34,764
Foreign	1,077	610	0	1,687
Nonredeemable preferred stock:
Public utilities	29,767	2,475	20	32,222
U.S. banks, trusts & insurance companies	41,882	4,674	50	46,506
U.S. industrial & miscellaneous	52,517	4,543	392	56,668
Foreign	12,232	1,356	32	13,556

Total equity securities	152,338	37,559	494	189,403

Total fixed maturities and equity securities	$986,987	$84,411	$2,634	$1,068,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVESTMENTS (Continued)

Fixed maturity and equity securities in a gross unrealized loss position at September 30, 2004, are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

		Estimated	Gross	Number
	Amortized	Fair	Unrealized	of
	Cost	Value	Losses	Holdings
September 30, 2004
Six months or less	$187,770	$185,345	$2,425	88
Six to twelve months	22,649	21,843	806	9
Twelve to eighteen months	21,106	20,687	419	11
Greater than eighteen months	3,395	3,365	30	2

	$234,920	$231,240	$3,680	110

No investments in an unrealized loss position at September 30, 2004, had experienced a decline in market value that was considered by management to be significant and other-than-temporary. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested other-than-temporary impairment of any of the investments held at September 30, 2004.

The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. There were no impairment charges on fixed maturities or equity securities in the third quarter of 2004 or 2003. There were no impairment charges on fixed maturities or equity securities in the first nine months of 2004. In the first nine months of 2003, impairment charges on fixed maturities and equity securities totaled $6,007.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Fixed maturities:
Gross realized gains	$933	$2,091	$5,803	$11,237
Gross realized losses	(63)	(119)	(89)	(3,541)

Net realized gains	870	1,972	5,714	7,696

Equity securities:
Gross realized gains	480	285	1,912	3,278
Gross realized losses	(491)	(411)	(883)	(5,159)

Net realized (losses) gains	(11)	(126)	1,029	(1,881)

Net realized gains on investments	$859	$1,846	$6,743	$5,815

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVESTMENTS (Continued)

Limited partnerships that have declined in value below cost and for which the decline is considered to be other-than-temporary by management are written down to realizable value. These impairments are made directly on an individual limited partnership basis and are included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. There were no impairment charges on limited partnerships in the third quarter of 2004. Impairment charges totaling $594 were recorded in the third quarter of 2003, related to private equity limited partnerships. For the first nine months of 2004 and 2003, impairment charges totaled $133 and $2,320, respectively. The components of equity in earnings (losses) of limited partnerships as reported in the Consolidated Statements of Operations are included below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Private equity	$3,252	$(333)	$2,597	$(3,846)
Real estate	296	1,374	1,960	1,937
Mezzanine debt	297	270	1,208	474

Total equity in earnings (losses) of limited partnerships	$3,845	$1,311	$5,765	$(1,435)

NOTE 5 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues:	$34,778	$39,096	$111,716	$110,001
Benefits and expenses	27,161	24,279	73,776	75,160

Income before income taxes	7,617	14,817	37,940	34,841
Income taxes	2,618	5,140	13,179	12,088

Net income	$4,999	$9,677	$24,761	$22,753

Comprehensive income (loss)	$25,454	$(4,379)	$19,317	$41,450

Dividends paid to shareholders	$2,079	$1,985	$6,143	$5,954

	As of
	September 30	December 31
	2004	2003
Total assets	$1,685,902	$1,629,563

Net unrealized appreciation on investment securities, net of deferred taxes	$39,158	$44,603

Total shareholders’ equity	$266,564	$255,563

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — BENEFIT PLANS

The Company’s pension plans consist of: (1) a noncontributory-defined benefit pension plan covering substantially all employees of the Company, (2) an unfunded supplemental employee retirement plan for its executive management and division officers and (3) an unfunded pension plan (discontinued as of April 1997) for certain of its outside directors. All liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group, before allocations to related entities.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	September 30		September 30
	2004	2003	2004	2003
Service cost	$3,309	$2,511	$242	$178
Interest cost	3,237	2,774	177	149
Expected return on plan assets	(4,248)	(4,138)	0	0
Amortization of prior service cost	225	221	(13)	(12)
Amortization of net loss	801	203	38	14
Unrecognized initial net asset	0	(58)	0	0

Net periodic benefit cost	$3,324	$1,513	$444	$329

	Pension Benefits		Postretirement Benefits
	Nine months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Service cost	$9,927	$7,534	$726	$536
Interest cost	9,712	8,322	531	446
Expected return on plan assets	(12,747)	(12,415)	0	0
Amortization of prior service cost	676	608	(40)	(37)
Amortization of net loss	2,404	664	116	40
Unrecognized initial net asset	0	(175)	0	0

Net periodic benefit cost	$9,972	$4,538	$1,333	$985

A portion of the net periodic benefit cost is borne by the Erie Insurance Exchange (Exchange) and Erie Family Life Insurance Company (EFL). The Company was reimbursed approximately 54% and 55% from the Exchange and EFL during the first nine months of 2004 and 2003, respectively.

NOTE 7 — NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $40,000 from EFL in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The first note, in the amount of $15,000, bears an annual interest rate of 6.45% and will be payable on demand on or after December 31, 2005. Interest is scheduled to be paid semi-annually. EFL accrued interest of $245 in the third quarters of 2004 and 2003 which is payable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY (Continued)

The second note, in the amount of $25,000, bears an annual interest rate of 6.70%. This note, which was issued in August 2003, was issued to further strengthen the surplus of EFL and to support its continued sales growth. The note will be payable on demand on or after December 31, 2018. Interest is scheduled to be paid semi-annually. EFL accrued interest of $423 and $166 to the Company in the third quarters of 2004 and 2003, respectively.

NOTE 8 — STATUTORY INFORMATION

Cash and securities with carrying values of $3,682 and $3,431 were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements as of September 30, 2004 and December 31, 2003, respectively.

NOTE 9 — SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,093	$156,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,986	28,812
Deferred income tax expense	2,753	538
Equity in (earnings) losses of limited partnerships	(5,765)	1,435
Net realized gains on investments	(6,743)	(5,815)
Net amortization of bond premium	1,212	778
Undistributed earnings of Erie Family Life Insurance Company	(3,196)	(3,731)
Deferred compensation	1,516	5,662
Increase in receivables and reinsurance recoverable from the Exchange	(123,586)	(193,911)
Increase in prepaid expenses and other assets	(33,443)	(32,672)
Increase in accounts payable and accrued expenses	48,305	30,216
Increase in loss reserves	60,394	107,553
Increase in unearned premiums	43,706	70,529

Net cash provided by operating activities	$178,232	$165,989

NOTE 10 — COMMITMENTS

The Company has contractual commitments to invest up to $98,376 additional funds in limited partnership investments at September 30, 2004. These commitments will be funded as required by the partnerships’ agreements through 2010. At September 30, 2004, the total commitment to fund limited partnerships that invest in private equity securities is $49,978, real estate activities is $31,196 and fixed income securities is $17,202. The Company expects to have sufficient cash flows from operations to meet these partnership commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — COMMITMENTS (Continued)

During 2001 and 2002, the Company entered into contracts with various external vendors to provide services related to the eCommerce program. The total outstanding commitment for these contracts at September 30, 2004, was $2,250, of which approximately $1,382 will be reimbursed to the Company by the Erie Insurance Exchange (Exchange). The majority of these committed services are expected to be performed in 2004.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 11 — VARIABLE INTEREST ENTITY

The Exchange is a reciprocal insurance company domiciled in Pennsylvania for which the Company serves as attorney-in-fact. The Company has a significant interest in the financial condition of the Exchange because net management fee revenues, which accounted for 75.0% of the Company’s revenues in the third quarter of 2004, are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have a 5.5% participation. Finally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

While the Company has a variable interest in the Exchange due to the attorney-in-fact relationship between the Company and Exchange, the Company does not qualify as the primary beneficiary under Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities.” Therefore, the financial position and results of operations of the Exchange are not required to be consolidated with the financial statements of the Company.

NOTE 12 — SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — SEGMENT INFORMATION (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — SEGMENT INFORMATION (Continued)

Summarized financial information for the Company’s operating segments is presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Management Operations
Operating revenue
Management fee revenue	$246,388	$231,747	$724,379	$671,730
Service agreement revenue	5,384	6,667	16,207	20,014

Total operating revenue	251,772	238,414	740,586	691,744
Cost of management operations	187,999	169,752	551,957	494,212

Income before taxes	63,773	68,662	188,629	197,532

Net income from management operations	$42,207	$45,769	$125,011	$131,605

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Commercial lines	$15,895	$14,159	$46,635	$41,662
Personal lines	38,205	34,068	110,559	97,088
Reinsurance — nonaffiliates	(396)	1,281	(94)	4,309
Reinsurance — affiliates	(842)	(1,150)	(2,524)	(2,300)

Total premiums earned	52,862	48,358	154,576	140,759

Operating expenses
Losses and expenses:
Commercial lines	13,648	17,847	43,683	49,467
Personal lines	35,117	39,751	106,712	109,815
Reinsurance — nonaffiliates	43	2,777	1,548	5,566
Reinsurance — affiliates	1,159	(7,074)	6,088	(7,196)

Total losses and expenses	49,967	53,301	158,031	157,652

Income (loss) before taxes	2,895	(4,943)	(3,455)	(16,893)

Net income (loss) from insurance underwriting operations	$1,916	$(3,295)	$(2,289)	$(11,255)

Investment Operations
Investment income, net of expenses	$14,795	$14,477	$45,048	$43,015
Net realized gains on investments	859	1,846	6,743	5,815
Equity in earnings (losses) of limited partnerships	3,845	1,311	5,765	(1,435)

Income before income taxes and before equity in earnings of EFL	19,499	17,634	57,556	47,395

Net income from investment operations	$12,904	$11,755	$38,144	$31,577

Equity in earnings of EFL, net of tax	$1,539	$2,008	$4,227	$4,668

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — SEGMENT INFORMATION (Continued)

Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Segment revenues	$304,634	$286,772	$895,163	$832,503
Elimination of intersegment management fee revenues	(13,551)	(12,746)	(39,841)	(36,945)

Total operating revenues	$291,083	$274,026	$855,322	$795,558

Segment operating expenses	$237,965	$223,053	$709,988	$651,864
Elimination of intersegment management fee expense	(13,551)	(12,746)	(39,841)	(36,945)

Total operating expenses	$224,414	$210,307	$670,147	$614,919

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to the Company’s property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to the Company.

The following table presents the management fee revenue by line of business before elimination of the intersegment management fee revenue.

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
	2004	2003	Change	2004	2003	Change
Private passenger auto	$126,724	$121,065	4.7%	$362,672	$343,820	5.5%
Commercial auto	18,587	18,008	3.2	59,956	57,115	5.0
Homeowner	49,962	42,962	16.3	132,615	110,491	20.0
Commercial multi-peril	25,192	23,127	8.9	80,302	74,573	7.7
Workers’ compensation	20,491	18,716	9.5	64,319	61,344	4.8
All other lines of business	10,032	9,169	9.4	30,215	27,087	11.5

Total	250,988	233,047	7.7%	730,079	674,430	8.3%

Allowance for management fee returned on cancelled policies	4,600	1,300		5,700	2,700

Management fee revenue	$246,388	$231,747	6.3%	$724,379	$671,730	7.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — SEGMENT INFORMATION (Continued)

The growth rate of policies in force and policy retention trends (the percentage of policyholders eligible for renewals who have renewed their policies measured on a twelve-month rolling basis) directly impact the Company’s management operations and property and casualty insurance operating segments. Below is a summary of each by line of business for the Property and Casualty Group’s insurance business.

Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate
06/30/2003	1,650,225	9.1%	1,293,575	12.8%	264,423	14.0%	3,208,223	11.0%
09/30/2003	1,666,285	7.2%	1,316,775	10.6%	269,640	12.2%	3,252,700	9.0%
12/31/2003	1,672,621	5.1%	1,327,842	7.9%	272,547	9.2%	3,273,010	6.6%
03/31/2004	1,678,496	3.4%	1,335,763	5.8%	275,970	7.2%	3,290,229	4.7%
06/30/2004	1,686,524	2.2%	1,347,409	4.2%	278,547	5.3%	3,312,480	3.3%
09/30/2004	1,682,561	1.0%	1,350,899	2.6%	278,707	3.4%	3,312,167	1.9%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers'	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate
06/30/2003	112,911	10.2%	201,614	12.2%	61,932	11.4%	83,826	10.5%	460,283	11.3%
09/30/2003	114,339	8.5%	205,127	10.5%	62,396	8.8%	85,789	9.8%	467,651	9.7%
12/31/2003	115,171	6.6%	206,533	8.3%	62,282	5.7%	86,409	8.3%	470,395	7.5%
03/31/2004	115,760	5.3%	206,937	6.2%	61,378	2.1%	86,344	6.1%	470,419	5.4%
06/30/2004	117,060	3.7%	209,795	4.1%	60,735	(1.9%)	87,172	4.0%	474,762	3.1%
09/30/2004	117,090	2.4%	210,012	2.4%	59,863	(4.1%)	87,921	2.5%	474,886	1.5%

		12-mth.
	Total	growth
Date	All Lines	rate
06/30/2003	3,668,506	11.0%
09/30/2003	3,720,351	9.0%
12/31/2003	3,743,405	6.7%
03/31/2004	3,760,648	4.7%
06/30/2004	3,787,242	3.2%
09/30/2004	3,787,053	1.8%

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total
06/30/2003	92.2%	91.1%	90.5%	88.4%	89.4%	88.4%	91.0%
09/30/2003	91.9	90.4	90.1	88.0	88.9	88.4	90.6
12/31/2003	91.6	89.8	89.5	87.5	88.1	88.2	90.2
03/31/2004	91.2	89.7	89.0	87.6	88.1	87.5	89.8
06/30/2004	90.7	89.0	88.4	86.7	86.7	86.8	89.2
09/30/2004	90.3	88.5	87.9	86.0	86.2	86.0	88.7

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

NATURE OF ORGANIZATION

The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

Erie Insurance Group Organizational Chart

* Denotes a member of the Property and Casualty Group

Erie Indemnity Company (the Company) has served since 1925 as the attorney-in-fact for the policyholders of the Erie Insurance Exchange (Exchange). The Company is a public registrant that operates predominantly as a provider of certain management services to the Exchange. The Company also owns subsidiaries that are property and casualty insurers. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement, which contains a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and the Company’s three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) write personal and commercial lines property and casualty coverage exclusively through approximately 1,750 independent agencies comprising approximately 7,500 licensed independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (the Group).

The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries (EIC, EINY and EIPC) and the Company’s investment operations.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Income from management operations	$63,773	$68,662	$188,629	$197,532
Underwriting income (loss)	2,895	(4,943)	(3,455)	(16,893)
Net revenue from investment operations	21,153	19,794	62,101	52,414

Income before income taxes	87,821	83,513	247,275	233,053

Net income	$58,566	$56,237	$165,093	$156,595

Net income per share	$0.83	$0.79	$2.34	$2.21

Consolidated net income for the third quarter of 2004 increased 4.1% to $58.6 million compared to $56.2 million during the same period in 2003. Income from management operations for the third quarter of 2004 decreased 7.1% from 2003. Management fee revenue was reduced by $4.6 million and $1.3 million in the third quarters of 2004 and 2003, respectively, due to an increase in the allowance on mid-term policy cancellations. The higher estimated allowance for mid-term cancellations was the result of an increase in mid-term policy cancellation experience for the most recent quarter. After being offset by the change in allowance for returned commissions on mid-term policy cancellations, the impact of the change in cancellation allowance was a reduction to net income of $.02 per share for the third quarter of 2004. Also contributing to the reduction in income from management operations was a reduction in the service fee revenue on voluntary assumed reinsurance as the Company continues to exit the assumed reinsurance business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Insurance underwriting operations improved as a result of a comprehensive series of initiatives designed to improve property/casualty underwriting profitability. Revenue from investment operations increased 6.9% in the third quarter of 2004 compared to the same period in 2003. This increase is due to improved results in equity in earnings of limited partnerships.

Consolidated net income for the nine months ended September 30, 2004 increased 5.4% to $165.1 million compared to $156.6 million during the same period in 2003. Income from management operations decreased 4.5% during the first nine months of 2004 compared to the first nine months of 2003. The decrease for the year is the result of the lower management fee rate. The rate was 24% for 2003 compared to 23.5% for the first six months of 2004 and 24% for the third quarter of 2004. An increase in the allowance for management fees returned on mid term policy cancellations also caused a decrease in management fee revenue. Insurance underwriting operations losses decreased to $3.5 million from $16.9 million in the first nine months of 2004 and 2003, respectively, principally due to underwriting initiatives designed to improve insurance profitability. Revenue from investment operations increased 18.5% in the first nine months of 2004 compared to the same period in 2003, due to improved equity in earnings on limited partnerships and increased net investment income.

OVERVIEW OF OPERATING SEGMENTS

The following operating segments discussed are those of the Erie Indemnity Company: management operations, insurance underwriting operations and investment operations.

Management Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Management fee revenue	$246,388	$231,747	$724,379	$671,730
Service agreement revenue	5,384	6,667	16,207	20,014

Total revenue from management operations	251,772	238,414	740,586	691,744
Cost of management operations	187,999	169,752	551,957	494,212

Income from management operations	$63,773	$68,662	$188,629	$197,532

Gross margin percentage	25.3%	28.8%	25.5%	28.6%

Management fee revenue rose 6.3% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Management fees from the Exchange represented 75.0% and 75.1% of the Company’s total revenues for the third quarter of 2004 and 2003, respectively. For the first nine months of 2004 and 2003, management fees from the Exchange represented 75.0% and 75.3%, respectively, of the Company’s total revenues. The management fee rate was increased by the Company’s Board of Directors to 24%, effective July 1, 2004, from 23.5% in the first half of 2004. The rate was set at 24% for all of 2003. The lower management fee rate in the first half of the year resulted in $10.2 million less in management fee revenue for the nine months ended September 30, 2004, or a reduction in net income of $.09 per share.

The direct and affiliated assumed premiums of the Exchange, on which the management fee revenue is based, grew 7.7% and 9.8% in the third quarter and first nine months of 2004, respectively. Premiums grew to $1.0 billion from $971.0 million in the third quarter of 2003 and to $3.1 billion for the first nine months of 2004 from $2.8 billion for the first nine months of 2003. Increases in average premium per policy, reflective of rate increases in various lines of business, and high policy retention

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

rates were contributing factors in the growth of direct written premiums. The average premium per policy increased 8.2% to $1,042 for the twelve months ended September 30, 2004 from $964 for the twelve months ended September 30, 2003. The average premium per personal lines policy increased 9.3% while commercial lines average premiums increased 5.8% for the twelve months ended September 30, 2004. The private passenger auto average premium per policy increased 6.6% to $1,174 for the twelve months ended September 30, 2004 from $1,101 for the twelve months ended September 30, 2003.

These factors were offset by a slowdown in new policy sales in 2004. Premium and policy growth has been slower in 2004 relative to 2003 due to the Company’s increased emphasis on controlling exposure growth and improving risk selection. Rate increases have also contributed to reduced new policy sales and to reduced policy retention. (See Insurance Underwriting Operations section.)

In August 2004, the Company implemented insurance scoring for underwriting purposes for its private passenger auto and homeowners lines of business in all operating states and territories, except Maryland, in response to changing competitive market conditions. The Company is currently developing a price segmentation model that incorporates insurance scoring, among other risk characteristics, to be deployed during the second quarter of 2005. The pricing model will provide several price tiers to accommodate various risks. This pricing strategy should contribute to an improved competitive position in the marketplace, enhancing agents’ sales efforts.

Total new business premium written declined 17.4% to $103.6 million in the third quarter of 2004 from $125.4 million in the third quarter of 2003. Personal lines new business premiums written declined 14.7% to $74.6 million from $87.5 million for the third quarters of 2004 and 2003, respectively. Commercial lines new business premiums declined 23.4% to $29.0 million from $37.9 million for the third quarters of 2004 and 2003, respectively.

Year over year policy retention decreased to 88.7% at September 30, 2004, from 90.6% at September 30, 2003, for all lines of business combined (see Note 12, “Segment Information” which contains policies in force and policy retention trends by line of business.) The combination of new policies written and the decline in policy retention resulted in policies in force increasing 1.8% to 3.8 million at September 30, 2004, from 3.7 million at September 30, 2003.

Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term policy cancellations. Third quarter 2004 and 2003 revenues were reduced by $4.6 million and $1.3 million, respectively, due to changes in the allowance. The higher estimated allowance was the result of higher policy cancellation experience in the most recent quarter compared to the previous quarter. This increase in policy cancellations is reflected in the reduced year over year policy retention ratio, which decreased to 88.7% at September 30, 2004 from 89.2% at June 30, 2004. This increase in estimated policy cancellations was partially offset by a change in the allowance for returned commissions on mid-term policy cancellations of $2.3 million in the third quarter of 2004. (See also Note 12 “Segment Information” which details management fee revenue by line of business.) For the first nine months of 2004 and 2003 revenues were reduced $5.7 million and $2.7 million, respectively, by changes in the estimated allowance for management fees returned on mid-term policy cancellations.

Service agreement revenue decreased to $5.4 million for the third quarter of 2004, from $6.7 million for the same period in 2003. Included in service agreement revenue are service charges the Company collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. The service charge revenue for the third quarter of 2004 was $5.3 million compared to $5.0 million for the third quarter of 2003.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. As the Exchange’s assumed reinsurance business runs off, the service agreement revenue received by the Company will continue to decrease. The minimal third quarter 2004 voluntary assumed premium revenues yielded revenues to the Company of approximately $43

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

thousand. Service fee revenue from voluntary assumed reinsurance business for the third quarter of 2003 was $1.7 million. The non-affiliated voluntary assumed reinsurance premium written in the first nine months of 2004 was $12.4 million compared to $92.2 million in the same period in 2003.

The cost of management operations increased 10.7% for the third quarter of 2004 to $188.0 million from $169.8 million during the third quarter of 2003, primarily due to an increase in commission costs. For the nine months ended September 30, 2004 the cost of management operations grew by 11.7% to $552.0 million, compared to $494.2 million for the same period a year ago.

Commission costs totaled $140.2 million for the third quarter of 2004, a 12.0% increase over the $125.2 million reported in the third quarter of 2003. Commissions to independent agents, which are the largest component of the Cost of Management Operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and Agency contingency awards as follows:

	Three months ended			Nine months ended
	September 30		Percent	September 30		Percent
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Scheduled commissions	$120,828	$111,407	8.5%	$359,107	$322,670	11.3%
Accelerated commissions	5,586	7,342	(23.9)	17,908	22,038	(18.7)
Agency contingency awards	13,807	6,393	116.0	32,260	16,693	93.3

Total commissions	$140,221	$125,142	12.0%	$409,275	$361,400	13.2%

Scheduled commissions increased to $120.8 million for the quarter ended September 30, 2004 driven by the corresponding increase in premiums written by the Property and Casualty Group of 7.7%. Scheduled commission expense was reduced by $2.3 million and $.8 million in the third quarters of 2004 and 2003, respectively, related to the changes in the allowance for management fees returned on mid-term policy cancellations discussed previously. Accelerated commissions are offered to newly recruited agents in addition to normal commission schedules. Accelerated commissions were lower in the first nine months of 2004 as new agency appointments were curtailed for the latter part of 2003 in conjunction with the Company’s emphasis on controlling exposure growth.

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

Changes were made to the agent contingency award program effective January 1, 2004. The changes to the program place more emphasis on underwriting profitability and quality growth in an agency’s book of business. These changes and improved underwriting results in 2004 are expected to increase annual agency contingency award expense by approximately $20 million in 2004 as compared to 2003. Of the estimated increase, about $5.8 million is related to the one time special transition rules for the bonus.

The cost of management operations excluding commission costs, increased 7.1% for the three months ended September 30, 2004 to $47.8 million from $44.6 million recorded in the third quarter of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003. Personnel and benefit related costs are the second largest component in cost of management operations. The Company’s personnel costs, principally salaries, totaled $29.4 million for the three months ended September 30, 2004, compared to $25.6 million for the same period in 2003, an increase of 14.7%. Contributing to the increase in salaries was a 4.3% increase in staffing levels as well as about 4% to 5% normal merit pay rate increases. Total employee benefit costs increased 12.4% in the third quarter of 2004 compared to the third quarter of 2003. Health plan benefit costs, which the Company self insures, rose 11.4% to $3.7 million in the third quarter of 2004 from $3.4 million in the third quarter of 2003 due to increased plan enrollment and increases in medical costs within the various plans offered by the Company. Retirement plan benefit costs increased 28.6% to $2.3 million in the third quarter of 2004 compared to $1.8 million in the third quarter of 2003 driven by the change in the discount rate assumption used to calculate the Statement of Financial Accounting Standard (FAS) 87, “Employers’ Accounting for Pensions,” pension expense decreasing from 6.75% in 2003 to 6.00% in 2004. FAS 87 pension costs were expected to increase by about $.8 million per quarter in 2004 over 2003 levels as a result of the discount rate change.

The gross margins from management operations were 25.3% and 28.8% in the third quarters of 2004 and 2003, respectively. Gross margins were 25.5% and 28.6% for the first nine months of 2004 and 2003, respectively. If the management fee rate had been 24% for all nine months of 2004, the gross margin would have been 26.5%

Insurance Underwriting Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premiums earned	$52,862	$48,358	$154,576	$140,759
Losses and loss adjustment expenses incurred	34,602	38,723	112,642	115,587
Policy acquisition and other underwriting expenses	15,365	14,578	45,389	42,065

Total losses and expenses	$49,967	$53,301	$158,031	$157,652

Underwriting loss	$2,895	$(4,943)	$(3,455)	$(16,893)

GAAP combined ratio	94.5	110.2	102.2	112.0

The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to differences between GAAP and statutory accounting bases and the effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty subsidiaries and the Exchange. The statutory combined ratio for the Property and Casualty Group was 88.6 and 117.0 for the quarters ended September 30, 2004 and 2003 and 93.9 and 112.0 for the nine months ended September 30, 2004 and 2003, respectively. After being adjusted for the profit component paid to the Company, the adjusted statutory combined ratio was 83.0 and 110.7 for the quarters ended September 30, 2004 and 2003 and 88.3 and 105.7 for the nine months ended September 30, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s insurance subsidiaries’ share of the Property and Casualty Group’s direct business generated underwriting income of $5.3 million in the third quarter of 2004 compared to underwriting losses of $9.4 million in the third quarter of 2003. The reported statutory combined ratio of the direct business of the Property and Casualty Group was 87.9 and 114.5 for the third quarters of 2004 and 2003, respectively. The reported statutory combined ratio of the direct business of the Property and Casualty Group was 92.9 and 111.4 for the nine months ended 2004 and 2003, respectively. The improvement in 2004 underwriting results on direct business reflects the impact of the underwriting profitability initiatives implemented in 2003 to help offset severity increases and control exposure growth. Additionally, the Property and Casualty Group has experienced positive development on losses of prior accident years through the first nine months of 2004 of approximately $120 million, compared to adverse development on losses of prior accident years experience of approximately $30 million in the same period a year ago. The impact on the Company of the positive development of prior accident years, net of changes in recoverables under the excess-of-loss reinsurance agreement, resulted in a $.5 million positive impact on year to date 2004 underwriting results.

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

These actions may continue to reduce the growth rate of the Property and Casualty Group’s new and renewal premium and policy retention rates of the Property and Casualty Group. To the extent premium growth rate of the Property and Casualty Group direct written premiums is impacted by these actions, the growth in the Company’s management fee revenue will be proportionally affected. Offsetting the potential negative impacts on growth and policy retention from more rigorous underwriting practices are the beneficial impacts to underwriting profitability. As the quality of business improves, underwriting profitability should continue to improve, and premium increases can be minimized, making the Property and Casualty Group’s products more attractive to potential customers and more desirable to existing customers. In addition to impacting the management fee, improvements in underwriting profitability directly affect the Company by virtue of its 5.5% share of the intercompany pooling agreement.

In 2003 and 2004 substantial rate increases were filed by the Property and Casualty Group for certain lines of business in various states to offset the growing loss costs. The Property and Casualty Group writes one-year policies; therefore, rate increases take 24 months to be reflected fully in earned premiums as it takes 12 months to implement rate increases to all policyholders and 12 months more to earn fully the increased premiums. The Company continuously evaluates pricing actions and management estimates that those approved through September 30, 2004 could generate up to approximately $62 million in additional written premiums of the Property and Casualty Group in the remainder of 2004. Premium rate increases are not expected to continue at the level experienced in recent years as the Property and Casualty Group’s underwriting results improve and the general market conditions change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In August 2004, subject to regulatory approval in the various jurisdictions where the Company operates, the Property and Casualty Group implemented the use of insurance scoring in underwriting to maintain and enhance underwriting fundamentals and risk selection capabilities for private passenger auto and homeowners lines of business. Insurance scoring is being used during agents’ underwriting, giving agents increased flexibility in applying the Company’s underwriting guidelines. Insurance scoring is used by many property/casualty insurers to more accurately predict the likelihood of future claims. Insurance scores are being used by the Company to improve risk selection. The Company anticipates the cost of obtaining insurance scores on new applications for the next twelve months will be approximately $2.0 million.

Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its exposure by geographic region. The Property and Casualty Group maintains catastrophe reinsurance coverage from unaffiliated insurers (see p. 42). During the third quarters of 2004 and 2003, the Company’s share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $2.0 million and $6.1 million, respectively and contributed 3.7 points and 12.5 points to the GAAP combined ratio respectively. The third quarter 2004 catastrophe losses included the effects of Hurricane Ivan on North Carolina, West Virginia, Virginia and Pennsylvania. The third quarter 2003 catastrophe losses included the effects of Hurricane Isabel on North Carolina, Virginia, Maryland, Pennsylvania and the District of Columbia. Catastrophe losses were $3.6 million and $9.2 million for the first nine months of 2004 and 2003, respectively.

The Company’s property/casualty insurance subsidiaries’ nonaffiliated reinsurance business includes its share of the Property and Casualty Group’s voluntary and involuntary assumed reinsurance business and unaffiliated ceded business. The Exchange exited the voluntary assumed reinsurance business as of December 31, 2003 to allow the Property and Casualty Group to focus on its core business and lessen its underwriting exposure.

The Company’s property/casualty insurance subsidiaries’ also maintain an all lines excess-of-loss reinsurance agreement with the Exchange which limits their retained share of ultimate net losses in any applicable accident year. EIC’s and EINY’s aggregate excess-of-loss reinsurance agreement with the Exchange provides that once EIC and EINY have sustained ultimate net losses, excluding losses from terrorism, nuclear, biological and chemical events, in any applicable accident year that exceed an amount equal to 72.5% of EIC’s and EINY’s net premiums earned in that period, the Exchange will be liable for 95% of the amount of such excess, up to but not exceeding, an amount equal to 95% of 15% of EIC’s and EINY’s net premium earned. Losses equal to 5% of the ultimate net loss in excess of the retention under the contract are retained by EIC and EINY. The contract only requires reimbursement when claims are paid. The contract also requires that any unpaid loss recoverables will be commuted 60 months after an annual period expires. The premium for this coverage was 1.29% of EIC’s and EINY’s net premium earned in 2003 and was increased to 1.70% in 2004 to reflect current market conditions. The premium paid to the Exchange for this agreement in the third quarters of 2004 and 2003 was $1.6 million and $1.2 million, respectively. The portion of this premium recorded as expense was $.8 million in the third quarter of 2004 compared to $1.2 million in the third quarter of 2003. For the first nine months of 2004 and 2003, premium recorded as expense totaled $2.5 million and $2.3 million, respectively.

In the third quarter of 2004, the Company’s property/casualty insurance subsidiaries recorded charges under the excess-of-loss reinsurance agreement with the Exchange of $1.2 million. This is the result of the positive loss development experience on prior accident years, especially the 2003 accident year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the third quarter of 2003, the Company’s property/casualty insurance subsidiaries recorded recoveries of $7.1 million under the excess-of-loss reinsurance agreement. Contributing to these recoveries were the impact of Hurricane Isabel on the 2003 accident year results and adverse development of prior accident years. As reimbursement occurs only when claims are paid, no cash payments have been made between the companies in 2004 or 2003 for recoveries. An increase in the recoverable in any given year reduces the Company’s losses and loss adjustment expenses on the Consolidated Statements of Operations while a decrease in the recoverable results in an increase in the Company’s losses and loss adjustments expenses.

The Company’s policy acquisition and other underwriting expenses includes the property/casualty insurance subsidiaries’ share of costs related to the eCommerce initiative. Costs associated with the eCommerce initiative totaled $.3 million and $.5 million for the third quarters of 2004 and 2003, respectively. These costs relate to application development expenses associated with the eCommerce initiative covered under an intercompany technology cost-sharing agreement (“Agreement”). The Agreement provides that the application development costs and the related enabling technology costs, such as technical infrastructure and architectural tools, will be shared among the Property and Casualty Group in a manner consistent with the sharing of property/casualty underwriting results under the existing intercompany pooling agreement. Since the amounts are pooled within the Exchange and ceded to members of the pooling agreement at their participation levels, the Company, by way of its insurance subsidiaries, incurs a 5.5% share of these costs. These technology costs are included in the policy acquisition and other underwriting expenses in the Company’s Consolidated Statements of Operations.

Investment Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net investment income	$14,795	$14,477	$45,048	$43,015
Net realized gains on investments	859	1,846	6,743	5,815
Equity in earnings of EFL	1,654	2,160	4,545	5,019
Equity in earnings (losses) of limited partnerships	3,845	1,311	5,765	(1,435)

Net revenue from investment operations	$21,153	$19,794	$62,101	$52,414

The increase in net revenue from investment operations in 2004 is primarily due to equity in earnings of limited partnerships of $3.8 million in the third quarter of 2004, compared to $1.3 million in the third quarter of 2003. There were no impairment charges included in net realized gains or losses on fixed maturity and equity investments in the third quarter of 2004 or 2003. Net revenue from investment operations increased 18.5% for the nine months ended September 30, 2004 to $62.1 million compared to $52.4 million for the same period of 2003, with the increase primarily attributable to improved equity in earnings of limited partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s performance of its fixed maturities and equity securities compared to selected market indices is presented below.

Pre-tax annualized returns
Two year period ended
September 30, 2004
Erie Indemnity Company Indices:
Fixed maturities — corporate	8.35%
Fixed maturities — municipal	3.88 (1)
Preferred stock	8.06 (1)
Common stock	16.88
Market indices:
Lehman Brothers U.S. Aggregate	4.54%
S&P500 Composite Index	18.97

(1)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 6.53% and 9.97%, respectively.

Equity in earnings of limited partnerships was $3.8 million and $1.3 million for the quarters ended September 30, 2004 and 2003, respectively. Private equity and fixed income limited partnerships generated earnings of $3.5 million for the three months ended September 30, 2004 compared to losses of $.1 million for the same period of 2003. Real estate limited partnerships reflected earnings of $.3 million for the third quarter of 2004 compared to earnings of $1.4 million for the same period of 2003. There were no impairment charges on limited partnerships in the third quarter of 2004. In the third quarter of 2003, there were impairment charges related to private equity limited partnerships of $.6 million.

FINANCIAL CONDITION

Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At September 30, 2004, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.2 billion, or 39.9%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For limited partnerships, the impairment charge is included as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations. No impairment charges were recorded on equity securities in the third quarter of 2004 or 2003. There were no impairment charges on equity securities in the first nine months of 2004. In the first nine months of 2003, impairment charges on equity securities were $.2 million. There were no impairment charges on limited partnerships in the third quarter of 2004. There was a $.5 million impairment charge on equity limited partnerships for the third quarter of 2003. Impairment charges on equity limited partnerships were $.1 million and $2.3 million for the nine months ended 2004 and 2003, respectively.

For fixed maturity and preferred stock investments, the Company individually analyzes all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not the intent or ability of the Company to hold the position until recovery has occurred. There were no impairments recognized in the third quarter of 2004 or 2003 related to fixed maturity and preferred stock investments. (See “Analysis of Investment Operations” section). For the nine months ended September 30, 2004 there were no impairment charges on fixed maturities and preferred stock investments. For the first nine months of 2003 there were impairment charges of $3.5 million on fixed maturities and $2.3 million on preferred stock investments.

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 76.1% and 74.2% of invested assets at September 30, 2004 and December 31, 2003, respectively. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

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

The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invested. The limited partnership portfolio comprises 9.5% and 9.4% of invested assets at September 30, 2004 and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

December 31, 2003, respectively. These investments consist primarily of equity investments in small and medium-sized companies and in real estate. The Company achieves diversification within the limited partnership portfolio by investing in approximately 70 partnerships that have approximately 1,428 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loss and loss adjustment expense reserves are presented on the Company’s Statements of Financial Position on a gross basis. Under the terms of the Property and Casualty Group’s intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on the Company’s Statements of Financial Position. Gross loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are as follows:

Property & Casualty Loss and Loss Adjustment Expense Reserve Liabilities:

	As of	As of
	September 30,	December 31,
	2004	2003
Gross Reserve Liability:
Private Passenger Auto	$467,722	$445,141
Homeowners	25,067	22,433
Workers’ Compensation	202,827	190,018
Commercial Auto	76,927	69,016
Commercial Multi-Peril	62,713	57,996
Other Direct	21,771	17,202
Reinsurance	48,903	43,730

Total Gross Reserves	905,930	845,536
Reinsurance Recoverables	734,636	687,819

Net Reserve Liability	$171,294	$157,717

At September 30, 2004, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. At September 30, 2004, total paid claims and case reserves on reported claims total $78.0 million with an additional exposure to adverse development of $53.5 million if every claim ultimately develops into the full layer limit loss. These estimates are based on the September 11th attack being considered one event. If the attack comes to be considered two events, the Company anticipates an additional loss of approximately $22 million. Recent court proceedings have ruled that the September 11th attack was a single event under certain reinsurance treaties. If this ruling is upheld in the courts, the Property and Casualty Group’s World Trade Center reserve could be reduced. Until this issue is definitively decided, the Company believes the $150 million total loss estimate remains appropriate and should be sufficient to absorb any potential development that may occur regardless of the determination of the occurrence as one or two events. The Company’s property and casualty insurance subsidiaries share of losses related to the World Trade Center attack amounted to $5.8 million in 2001 net of recoveries under the excess-of-loss reinsurance agreement with the Exchange. No losses were recognized by the Company’s property and casualty insurance subsidiaries in 2002, 2003 or 2004 related to the World Trade Center attack.

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

Management fee and other cash settlements due from the Exchange were $220.3 million at September 30, 2004, and $195.6 million at December 31, 2003. A receivable from EFL for cash settlements totaled $2.2 million at September 30, 2004, compared to $3.4 million at December 31, 2003. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool rose 9.2% to $857.2 million at September 30, 2004 from $785.1 million at December 31, 2003. The increases are the result of corresponding increases in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The increase in the property/casualty insurance subsidiaries reserves ceded to the Exchange is a result of a corresponding increase in direct premium written by the Company’s property/casualty insurance subsidiaries. The increase in the property/casualty insurance subsidiaries direct written premium was 4.6% and 17.8% for the nine month period ended September 30, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s receivables from the Exchange represented 12.8% of the Exchange’s assets at September 30, 2004, and 12.2% at December 31, 2003.

Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on the Company of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The exposure for large loss payments is also mitigated by the Company’s excess-of-loss reinsurance agreement with the Exchange. The cash flow requirements for claims have not historically been significant to the Company’s liquidity. Based on a historical 15 year average, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five-year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.

The Company has certain obligations and commitments to make future payments under various contracts. As of September 30, 2004, the payment periods are estimated for the aggregate obligations as follows:

	Payments Due By Period
		Less than	1-3	3-5
(dollars in thousands)	Total	1year	years	years	Thereafter
Fixed Obligations:
Limited partnership commitments	$98,376	$26,536	$42,123	$21,717	$8,000
Operating leases-other	18,697	8,701	8,731	1,265	—
Operating leases-real estate	8,819	2,768	4,498	1,553	—
Operating leases-computer	3,900	2,689	1,211	—	—
Financing arrangements	1,134	543	591	—	—
eCommerce Program consulting arrangements	224	224	—	—	—

Fixed contractual obligations	131,150	41,461	57,154	24,535	8,000
Gross loss and loss expense reserves	905,930	452,965	266,343	88,781	97,841

Gross contractual obligations	1,037,080	494,426	323,497	113,316	105,841
Estimated reinsurance recoverables	734,636	367,318	215,983	71,994	79,341

Net contractual obligations	$302,444	$127,108	$107,514	$41,322	$26,500

For a complete discussion of the fixed contractual obligations see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 8, 2004.The Company has historically generated sufficient net positive cash flow from its operations to fund its commitments and build the investment portfolio. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $178.2 million and $166.0 million for the nine months ended September 30, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Dividends declared and paid to shareholders for the nine months ended September 30, 2004 and 2003, totaled $41.5 million and $36.8 million, respectively. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company. Dividends from insurance subsidiaries are not material to the Company’s cash flows.

During the third quarter of 2004, the Company repurchased 338,656 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $16.1 million, or an average price per share of $47.65. (See table at Part II. Item 2., Issuer Repurchases of Equity Securities.) During the first nine months of 2004, the Company repurchased 956,730 shares at a total cost of $44.6 million, or an average price per share of $46.58. The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006.

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

The selected financial data of the Exchange presented below is prepared in accordance with Statutory Accounting Principles (SAP) required by the NAIC Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. The Exchange does not, nor is it required to, prepare financial statements in accordance with Generally Accepted Accounting Principles (GAAP). Financial statements prepared under SAP generally provide a more conservative approach than under GAAP. Under SAP, the principal focus is on the solvency of the insurer in order to protect the interests of the policyholders. Some significant differences between SAP and GAAP and state prescribed or permitted practices include the following:

•	Bonds and short-term investments are valued at amortized cost or the lower of amortized cost or market under SAP. Nonredeemable preferred stocks are valued at fair value as determined by the Securities Valuation Office (SVO) or the lower of cost or SVO fair value. Redeemable preferred stocks are valued at cost or amortized cost or the lower of cost or SVO fair value. The SAP valuations are dependent upon the designation prescribed to the investment by the National Association of Insurance Commissioners. GAAP requires these investment securities be valued at fair value.

•	SAP recognizes expenses when incurred and does not allow for the establishment of deferred policy acquisition cost assets that is required by GAAP;

•	SAP deferred tax calculations follow GAAP with certain modifications for the realization criteria of deferred tax assets and the recording of the impact of changes in its deferred tax balances;

•	GAAP requires the establishment of an asset for the estimated salvage and subrogation that will be recovered in the future. Under SAP, a company may establish this recoverable but is not required to do so. The Exchange does not establish estimated salvage and subrogation recoveries;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records in its statutory basis financial statements, unearned subscriber fees (fees to Attorney-In-Fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies;

•	As permitted by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange discounts workers’ compensation case and IBNR liabilities at a rate of 2.5% on a non-tabular basis in their statutory basis financial statements.

The selected financial data below as of and for the three and nine months ended September 30, 2004 and 2003 is derived from the Exchange’s unaudited financial statements prepared in accordance with SAP. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The condensed summarized financial data set forth below represents the Exchange’s share of underwriting results after accounting for intercompany pool transactions.

Selected financial data of the Exchange
Condensed Statements of Operations
(Statutory Accounting Basis)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Premiums earned	$937,357	$866,860	$2,741,960	$2,501,654
Losses and loss adjustment expenses	573,469	793,945	1,830,851	2,116,828
Insurance underwriting and other expenses*	271,123	247,732	790,223	756,597

Net underwriting income (loss)	92,765	(174,817)	120,886	(371,771)

Net investment income	70,685	61,138	202,179	172,313
Net realized gain	45,371	76,693	76,550	154,907
Federal income tax expense (benefit)	63,525	(12,858)	119,725	(59,539)

Net income	$145,296	$(24,128)	$279,890	$14,988

* Includes management fees incurred

The Exchange recorded net income of $145.3 million in the third quarter of 2004 compared to income of $24.1 million for the same period in 2003. Net written premiums grew in the third quarter of 2004, but at a slower pace than in 2003. Losses and loss adjustment expenses were lower in the third quarter of 2004, reflective of the initiatives implemented in 2003 to focus on underwriting profitability and reduced catastrophe losses.

Net premiums written of the Exchange increased 4.3% in the third quarter of 2004 compared to the third quarter of 2003, a slower growth rate than the 12.7% increase that occurred in the third quarter of 2003 compared to 2002. The changes in the Exchange’s net written premium directly correlate to the changes of the Property and Casualty Group’s premiums taken as a whole, and have been affected by the Company’s focus on underwriting profitability through increased emphasis on controlling exposure growth and loss severity and improving risk selection and exiting the assumed reinsurance business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Losses and loss adjustment expenses decreased 27.8% in the third quarter of 2004 compared to 2003, compared to an increase of 30.3% in the third quarter of 2003 compared to 2002. The decrease in 2004 can partly be attributed to the impact of the focus on underwriting and reunderwriting standards to control exposure growth and loss severity and improve risk selection. Catastrophe losses or weather related events in the third quarters of 2004 and 2003 that impacted direct losses and loss adjustment expenses totaled $34.0 million and $104.0 million, respectively. The 2004 catastrophe losses included the effects of Hurricane Ivan. The 2003 catastrophe losses included approximately $70 million related to Hurricane Isabel. For the nine months ended September 30, 2003, eCommerce expenses were $10.5 million and $16.2 million, respectively.

The Exchange exited the voluntary assumed reinsurance business effective December 31, 2003. In the third quarter of 2004, nominal premiums received by the Exchange for voluntary assumed reinsurance business were offset by premium cancellation fees and a settlement amount upon the expiration of a treaty. The voluntary assumed business generated income of $9.3 million and $7.8 million in the first nine months of 2004 and 2003, respectively.

The reported statutory combined ratio of the Exchange was 93.6% and 112.1% for the nine months ended September 30, 2004 and 2003, respectively. The impact of the underwriting profitability initiatives and positive development of prior year results contributed to the improvement in the statutory combined ratio.

Net investment income of the Exchange increased 15.6% in the third quarter of 2004 compared to 2003. Realized gains totaled $45.4 million and $76.7 million in the third quarters of 2004 and 2003, respectively. Impairment charges of $.1 million were recorded on equity securities in the third quarter of 2004. In the third quarter of 2003, there were impairment charges on limited partnerships of $4.1 million.

Condensed Statements of Financial Condition
(Statutory Accounting Basis)

	As of
(dollars in thousands)	September 30	December 31
	2004	2003
	(unaudited)
Cash and invested assets	$7,223,864	$7,024,796
Other assets	1,180,043	1,020,830

Total assets	$8,403,907	$8,045,626

Claims and unearned premium reserves	$4,916,395	$4,616,687
Other liabilities	835,380	999,854

Total liabilities	5,751,775	5,616,541
Policyholders’ surplus	2,652,132	2,429,085

Total liabilities and policyholders’ surplus	$8,403,907	$8,045,626

The Exchange’s policyholders’ surplus increased 9.2% as of September 30, 2004 compared to December 31, 2003, as a result of net investment income and underwriting profitability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Exchange’s cash and invested assets consist of:

(Statutory Accounting Basis)	Carrying value at
	September 30		December 31
(dollars in thousands)	2004	%	2003	%
	(unaudited)
Equity securities:
Common stock (fair value)	$1,339,877	18.6%	$1,258,685	17.9%
Preferred stock (fair value)	530,405	7.3	562,973	8.0
Bonds (amortized cost)	4,431,491	61.4	4,028,556	57.3
Limited partnerships, (under equity method)	540,626	7.5	485,174	6.9
Real estate mortgage loans	10,937	.1	11,161	.2
Properties occupied by the Exchange	36,610	.5	37,822	.5
Cash and cash equivalents	333,918	4.6	640,425	9.2

Total invested assets	$7,223,864	100.0%	$7,024,796	100.0%

Common equity securities historically represented a significant portion of the Exchange’s investment portfolio and surplus that was exposed to price risk, volatility of the capital markets and general economic conditions. During 2003, the Exchange initiated a planned re-allocation of its invested assets with the intent of lessening its exposure to common stock investments. The goal of the reallocation of the common stock portfolio was to reduce the Exchange’s equity investments to no more than 60% of surplus. At September 30, 2004 common stock investments of the Exchange were $1.3 billion, approximately 50.5% of the Exchange’s surplus at September 30, 2004. During the third quarter of 2004, the Exchange had realized and unrealized capital losses of $65.6 million on its common stock portfolio. The weighted average current price to trailing twelve months earnings ratio of the Exchange’s common stock portfolio was 28.3 and 22.21 at September 30, 2004 and 2003, respectively. The Standard & Poor’s composite price to trailing twelve months earnings ratio was 24.75 at September 30, 2004 and 27.69 at September 30, 2003. Bonds are recorded at amortized cost in accordance with SAP. The fair value of bonds was $4.5 billion at September 30, 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines. In the first nine months of 2004 these rate increases accounted for approximately $236 million in increased written premiums. Premium increases anticipated due to pricing actions approved through September 30, 2004, could amount to approximately $62 million in additional written premium for the Property and Casualty Group in the remainder of 2004. There is also the potential for an additional $2 million in written premium for the Property and Casualty Group in 2004 resulting from pricing actions contemplated or filed and awaiting approval. The majority of the anticipated increase stems from the private passenger auto, commercial multiple-peril, workers’ compensation and the homeowners line of business. Price increases can reduce the Property and Casualty Group’s ability to attract new policyholders and to retain existing policyholders because of the possibility of acquiring coverage at more competitive prices from other insurers.

Rate increases filed or anticipated to be filed at this time are estimated to increase 2005 written premiums by approximately $77 million.

Insurance Scoring

Underwriting: In August 2004, the Company implemented insurance scoring for underwriting purposes for its private passenger auto and homeowners lines of business in all operating states and territories, except Maryland, in response to changing competitive market conditions. Many insurance companies currently utilize insurance scoring to provide a better initial assessment of the acceptability of a risk and to develop a pricing strategy commensurate with the risk. Initially, insurance scoring will be used by the Company as a tool to distinguish between acceptable and unacceptable risks. Employing insurance scoring for underwriting should result in a more desirable pool of risks for the Property and Casualty Group. The impact the implementation of insurance scoring will have on the number of policies that are accepted or retained is not known. However, having a more desirable pool of risks will lend itself to better experience in the long term, which should positively impact underwriting profitability.

Pricing Segmentation: The Company is developing a comprehensive rating plan for the Property and Casualty Group’s private passenger auto and homeowners lines of business. The rating plan will introduce significantly more rating tiers, providing the Company greater flexibility in pricing policies with varying degrees of risk. Insurance scores will be among the most significant risk factors the Company will incorporate into the rating plan. Expanded pricing segmentation, incorporating insurance scoring, should enable the Company to provide more competitive rates to policyholders with varying risk characteristics. The long-term effects of pricing segmentation using insurance scoring cannot currently be determined.

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

agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $460 million in excess of the Property and Casualty Group’s loss retention of $140 million per occurrence. No loss recoverables were recorded under this treaty at September 30, 2004.

Information Technology Costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The eCommerce program is intended to improve service and efficiency, as well as result in increased sales over the long-term.

The Erie Insurance Group has incurred approximately $171.2 million on the technology effort through the third quarter of 2004. In addition to this amount, $2.0 million has been committed for computer and equipment leases. Target delivery dates originally established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption. Revised target dates and program costs continue to be developed and will extend beyond originally estimated target delivery dates and exceed costs.

As of September 30, 2004, the Company had deployed ErieConnection, the insurance application and policy processing system being developed in the eCommerce program, to approximately 48 agencies in Ohio, Illinois, Indiana and Wisconsin and a total of about 1,000 Erie employees in the home and branch office locations. The system has generally not met Company or agency expectations for functionality or performance. Management is taking action to enhance ErieConnection, to correct deficiencies and improve usability and will not continue deployment beyond the current installed base until such remedial actions are suitably completed. The cost and timing of such actions are not determinable at this time.

In addition to the cost impact of eCommerce, the implementation of this new system will require a significant investment in training and orientation for the independent agency force. During implementation, as agency resources are dedicated to learning the new system, new business sales may decline over the short term. The amount of lost sales will correlate to the timing and duration of the rollout effort as well as the number and types of issues encountered. Measurement of this impact on sales can not yet be estimated.

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

The Erie Insurance Group continues to evaluate procedures that have been established to comply with the Act. Terrorism coverage is not excluded under the majority of Erie Insurance Group commercial property and casualty policies. Other than workers’ compensation policies which incur charges consistent with state law, premium charges for terrorism coverage are currently applied only for a small number of new and renewal commercial policies where deemed appropriate based upon individual risk factors and characteristics. Appropriate disclosure notices and the opportunity to reject coverage are provided to such policyholders in accordance with the Act.

Sarbanes-Oxley Act of 2002

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for the Company’s December 31, 2004 fiscal year end. Substantial testing of the internal control procedures has been completed to date and has identified certain potential deficiencies. These potential deficiencies if uncorrected, individually or when aggregated, may amount to significant deficiencies or material weaknesses in internal controls over financial reporting under definitions established by the Securities and Exchange Commission and Public Company Accounting Oversight Board. Management has adopted a remediation plan to resolve these known deficiencies. The planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls. While the Company’s review continues with the goal of completion by the specified deadline, and management reasonably expects to complete this evaluation by this deadline, there is a chance that unforeseen circumstances may impede the Company’s ability to complete all phases of testing by December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2003 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the nine months ended September 30, 2004. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan
July 1 - 31, 2004	64,890	$46.71	63,195
August 1 - 31, 2004	265,461	47.74	265,461
September 1 - 30, 2004	10,000	50.74	10,000

Total	340,351	$47.63	338,656	$205,430,000

The month of July 2004 includes shares that vested under the stock compensation plan for the Company’s outside directors of 1,695. Included in this amount are the vesting of 1,610 of awards previously granted and 85 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).

PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On July 28, 2004, the Company filed a report on Form 8-K reporting under Item 5, the Company’s results for the second quarter of 2004. The results were discussed for the period based on the three primary segments, management operations, insurance underwriting operations and investment operations. The Company’s Consolidated Statements of Operations, Consolidated Statements of Operations Segment Basis, Consolidated Statements of Financial Position, Segment Information and Selected Financial Data of the Erie Insurance Exchange were included in the filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)
Date: October 27, 2004
/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO