Form 10-K
period 2004-12-31
ERIE INDEMNITY CO
filed 2005-02-24
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act
of 1934). Yes ☑     No ☐

Aggregate market value of voting stock of non-affiliates: There is no active market for the Class B voting stock and no Class B voting stock has been sold in the last year upon which a price could be established.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 62,952,889 shares of Class A Common Stock and 2,854 shares of Class B Common Stock outstanding on February 18, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the “Annual Report”) are incorporated by reference into Parts I, II and III of this Form 10-K Report.

2.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 19, 2005 are incorporated by reference into Parts I and III of this Form 10-K Report.

PART I

Item 1. Business

Erie Indemnity Company (the “Company”) is a Pennsylvania corporation that operates predominantly as the management services company that provides sales, underwriting and policy issuance services to the policyholders of Erie Insurance Exchange (the “Exchange”). The Company has served since 1925 as attorney-in-fact for the policyholders of the Exchange. Management fees earned in its capacity as attorney-in-fact comprised 74% of total Company revenue in 2004. The Company also operates as a property/casualty insurer through its wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company, and Erie Insurance Company of New York. The Exchange and its property/casualty subsidiary, Flagship City Insurance Company (“Flagship”), and the Company’s three property/casualty subsidiaries (collectively, the “Property and Casualty Group”) write personal and commercial lines property and casualty coverages exclusively through nearly 7,600 independent agents and pool their underwriting results. The Company also owns 21.6% of the common stock of Erie Family Life Insurance Company (“EFL”), an affiliated life insurance company of which the Exchange owns 53.5%. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively as the “Erie Insurance Group”.

The Property and Casualty Group underwrites a broad line of personal and commercial coverages. Insurance products are marketed primarily in the midwest, mid-Atlantic and southeast regions through independent agents comprising more than 1,700 insurance agencies. The Property and Casualty Group is licensed to do business in 17 states and the District of Columbia and at December 31, 2004, operated in 11 states and the District of Columbia. Twenty-three branch offices are maintained throughout the 11 contiguous states in which the Property and Casualty Group does business.

As of December 31, 2004, the Company had over 4,400 full-time employees, of which approximately 2,200 provide claims specific services exclusively for the Property and Casualty Group and approximately 150 perform general services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services. None of the Company’s employees is covered by a collective bargaining agreement. A comprehensive survey completed in 2002 by an international human resources consulting firm supports that the Company’s relationship with its employees continues to be good.

Information About Business Segments

Reference is made to Note 20 of the “Notes to the Consolidated Financial Statements” included in the Annual Report for information as to total revenue and net income attributable to the three business segments (management operations, insurance underwriting operations and investment operations) in which the Company is engaged.

Management Operations

For its services as attorney-in-fact, the Company charges a management fee calculated as a percentage, not to exceed 25% of the direct written premiums of the Property and Casualty Group.

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

Reference is made to the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2004 incorporated herein by reference, for further discussion of the segment operations.

Insurance Underwriting Operations

The Company’s property/casualty insurance subsidiaries participate in the underwriting results of the Property and Casualty Group under an arrangement through which all direct business written by the Property and Casualty Group is pooled. The Exchange has a 94.5% participation in the underwriting results of the Property and Casualty Group pool, while the Company’s property/casualty insurance subsidiaries, the Erie Insurance Company and the Erie Insurance Company of New York together, have a 5.5% participation. As such, the Company has a direct interest in the underwriting profitability of the business written by the Property and Casualty Group as well as the volume of premium written. An excess-of-loss reinsurance agreement between the Exchange, Erie Insurance Company and Erie Insurance Company of New York limits the amount of sustained ultimate net losses in any applicable accident year for the Erie Insurance Company and the Erie Insurance Company of New York. The excess of loss reinsurance agreement is excluded from the pooling arrangement.

Industry

One of the distinguishing features of the property/casualty insurance industry is that in general its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Current prices must be established from forecasts of the ultimate costs expected to arise from exposures underwritten during the coverage period when the rates are applied. Changes in statutory, regulatory and case law can significantly affect the liabilities associated with known risks after the insurance contract is in place. Property/casualty insurance companies’ ability to increase prices in response to declines in profitability is limited by the large number of competitors and the similarity of products offered, as well as regulatory constraints.

The profitability of the property/casualty insurance business is influenced by many external factors some of which include rate competition, the severity and frequency of claims, terrorist actions, natural disasters, state regulation of premium rates, other areas of competition, defaults of reinsurers, investment market conditions, general business conditions, court decisions that define and may expand the extent of coverage and the amount of compensation due for injuries and losses.

Inflation also affects the loss costs of property/casualty insurers and, as a consequence, insurance rates. Insurance premiums are established before losses and loss adjustment expenses and the extent to which inflation may impact such expenses, are known. Consequently, in establishing premium rates, the Company attempts to anticipate the potential impact of inflation.

Lines of Business

The Property and Casualty Group underwrites a broad range of insurance. In 2004, personal lines comprised 70.5% of direct written premium revenue of the Property and Casualty Group while commercial lines constituted the remaining 29.5%. The core products in the personal lines are private passenger automobile (70.5%) and homeowners (26.1%) while the core commercial lines consist principally of multi-peril (37.2%), workers’ compensation (29.1%) and automobile (27.8%).
See “Selected Segment Information” contained in the Annual Report, for the distribution of direct premiums written by the Property and Casualty Group.

Reinsurance

A substantial portion of the Property and Casualty Group business is private passenger and commercial automobile and homeowners insurance in Ohio, Maryland, Virginia and, particularly, Pennsylvania. As a result, a single catastrophic occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes and wind and hail storms. In 2002, lower surplus levels of the Exchange, along with increasing catastrophe risk exposure as a result of accelerating policy growth, resulted in management’s decision to purchase catastrophe reinsurance coverage. During 2004, the Property and Casualty Group purchased catastrophe reinsurance to mitigate future potential catastrophe loss exposure. The property catastrophe reinsurance treaty provided coverage of up to 95% of a loss of $460 million in excess of the Property and Casualty Group’s loss retention of $140 million per occurrence. This reinsurance treaty was renewed, effective January 1, 2005, under the terms to provide coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $200 million per occurrence.

Reference is also made to Note 16 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2004, incorporated herein by reference, for a complete discussion of reinsurance transactions.

Insurance Underwriting Combined Ratios

The combined ratio is a standard industry measurement of the results of property/casualty insurance underwriting operations. The statutory combined ratio is the sum of the ratio of incurred losses and loss adjustment expenses to net premiums earned (“loss ratio”), the ratio of underwriting expenses incurred to net premiums written (“expense ratio”) and, the ratio of dividends to policyholders to net premiums earned (“dividend ratio”). The combined ratio computed under generally accepted accounting principles (“GAAP”) is calculated in the same manner except that it is based on GAAP reported amounts and the denominator for each component is net premiums earned. Before contemplating the time value of money, a combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of the Property and Casualty Group is a function of income and expense from both its underwriting and investment operations.

The ratios shown in the table that follows for the Company’s property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, are prepared in accordance with GAAP and with the National Association of Insurance Commissioners (NAIC) Codified Statutory Accounting Practices (SAP).

The ratios are based on the property/casualty insurance subsidiaries’ 5.5% proportionate share of insurance underwriting operations from the intercompany pooling agreement.
The statutory combined ratios of the property/casualty insurance subsidiaries include the effects of the excess-of-loss reinsurance agreement.

Property/casualty subsidiaries of Erie Indemnity
Company underwriting results	Combined Ratios
	Years Ended December 31,
	2004	2003	2002
GAAP Combined Ratio	102.1%	113.0%	116.5%

Statutory operating ratios:
Loss ratio	73.3	79.9	83.8
Expense and dividend ratio	27.3	28.3	30.9

Statutory Combined Ratio	100.6%	108.2%	114.7%

The 2004 combined ratios reflect the impact of the underwriting profitability initiatives implemented in 2003 to help offset severity increases and control exposure growth. Catastrophe losses contributed only 1.9 points to the GAAP combined ratio in 2004 compared to 5.2 points in 2003. Also contributing to the improvement in 2004 was positive development of loss reserves on prior accident years. Charges of $7.7 million were recorded under the all-lines aggregate excess-of-loss reinsurance agreement with the Exchange contributing 3.7 points to the GAAP combined ratio in 2004 compared to recoveries of $6.5 million in 2003 which had a favorable impact of 1.9 points on the GAAP combined ratio.

In 2003 and 2004, the Company addressed loss trends by controlling exposure growth, improving underwriting risk selection, instituting programs to control loss severity and obtaining additional premium on risks through rate increases. Pricing actions have been taken since 2001 to increase premiums charged to Property and Casualty Group policyholders. Taken together, pricing actions and restricting underwriting practices are designed to improve the overall underwriting results of the Property and Casualty Group. These actions also reduced the growth rate of the Property and Casualty Group’s new and renewal premium and policy retention rates of the Property and Casualty Group as anticipated. The growth in the Company’s management fee revenue was proportionately affected by the premium growth rate of the Property and Casualty Group’s direct written premiums. See “Management’s Discussion and Analysis” in the Annual Report for further discussion of the reserve estimation process and the underwriting operations segment.

The 2003 combined ratios were impacted by increased claims severity and increased catastrophe losses. Overall, the combined ratio improved in 2003 over 2002 as 2003 had little adverse development of loss reserves on prior accident years whereas the adverse development on prior accident years in 2002 was significant. The 2003 GAAP combined ratio was also impacted by 3.9 points for a charge of $7.6 million to reduce the Company’s deferred acquisition cost asset. The acquisition costs were reduced to reflect only the underlying policy acquisition costs to the Company. Previously the acquisition costs were deferred at the full amount of the management fee, which included an intercompany profit component.

In 2002, fourth quarter adjustments to strengthen reserves and increases in catastrophe losses on direct business were offset slightly by the effect of premium rate increases. The excess-of-loss reinsurance agreement reduced the 2002 GAAP combined ratio by 3.8 points.

Investment Operations

The Company’s primary invested assets include fixed maturities, equity securities and limited partnerships that constitute 74.2%, 15.4% and 9.9%, of total invested assets, respectively. Investment operations include investment income and realized gains and losses generated by those assets of the Company’s management and insurance underwriting operations. Investment operations performance is evaluated based on appreciation of assets and overall rate of return. Reference is made to Note 5 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2004, incorporated herein by reference for a further discussion of investment operations.

Financial Condition-Investments

The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and investment returns providing for liquidity to meet the short and long-term commitments of the Company. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment portfolio increased to $1.3 billion at December 31, 2004, which represents 44.0% of total assets. Investment income reflected on the Consolidated Statements of Operations is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Net investment income was $61.0 million in 2004 compared to $58.3 million in 2003 and $55.4 million in 2002.

The Company reviews the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. General economic conditions and/or conditions specifically affecting the underlying issuer or its industry are considered in evaluating impairment in value. In addition to these factors, the primary factors considered in the Company’s review of investment valuation are the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, near term prospects of the issuer and its industry, specific events that occurred affecting the issuer, including a ratings downgrade, and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Reference is made to the Financial Condition section of the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2004 incorporated herein by reference, for further discussion of the investment impairment policy.

If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

The Company also has a 21.6% common stock interest in EFL of $58.7 million at December 31, 2004, which is accounted for under the equity method of accounting. EFL, which was organized in 1967 as a Pennsylvania-domiciled life insurance company, has an A.M. Best & Company Inc. (A.M. Best) rating of A (excellent). EFL is primarily engaged in the business of underwriting and selling non-participating individual and group life insurance policies, disability income and group annuity products in ten states and the District of Columbia.

Reference is made to the Financial Condition section of the “Management’s Discussion and Analysis” contained in the Annual Report for the year ended December 31, 2004 incorporated herein by reference, for a further discussion of investments.

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

Each member of the Property and Casualty Group currently has an A+ (superior) rating from A.M. Best. The A+ rating that A.M. Best gives to insurance companies represents a superior ability to meet ongoing obligations to policyholders. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the insurer’s profitability, leverage and liquidity as well as the insurer’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves and the experience and competency of its management. Each member of the Property and Casualty Group also has a rating of Api (strong) from Standard & Poors. A rating of “A” means that the insurer has strong financial security characteristics. The subscript “pi” means the rating was based on publicly available information of the Exchange. Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s insurance to its agents and customers.

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

The Erie Insurance Group has followed several strategies that management believes will result in long-term underwriting performance which exceeds those of the property/casualty industry in general. First, the Erie Insurance Group employs an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices.

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

Finally, the Company carefully selects the independent agencies that represent the Property and Casualty Group. The Property and Casualty Group seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. The Company has ongoing, direct communications with the agency force. Agents have access to a number of Company-sponsored venues designed to promote sharing of ideas, concerns and suggestions with the senior management of the Property and Casualty Group with the goal of improving communications and service. The Company continues to evaluate new ways to support its agents’ efforts, from marketing programs to identifying potential customer leads, to grow the business of the Property and Casualty Group. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships. The higher agency penetration and long term relationships allow for greater efficiency in providing agency support and training.

Reserves

Reserves for property/casualty insurance unpaid losses and loss adjustment expenses reflect the Company’s best estimate for future amounts needed to pay losses and related settlement expenses with respect to insured events. The process of establishing the liability for property/casualty unpaid loss and loss adjustment expense reserves is a complex process, requiring the use of informed estimates and judgments. Reserve estimates are based on management’s assessment of known facts and circumstances, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer.

Multiple estimation methods are used which result in a range of estimates for each product line or product coverage group. The nature of the insurance product, the number of risk factors, the pervasiveness of the risk factors across product lines, the interaction of risk factors, whether the risk factor is sudden or evolutionary in nature, and whether a risk factor is temporary or permanent all influence the size of the range of reasonable reserve estimates. The final estimate recorded by management is a function of detailed analysis of historical trends adjusted as new emerging data indicates.

The following table sets forth the development of the Company’s property and casualty subsidiaries’ reserves for unpaid losses and loss adjustment expenses from 1995 through 2004.

Property and Casualty Subsidiaries of Erie Indemnity Company

Reserves for Unpaid Losses and Loss Adjustment Expenses

		At December 31,
(amounts in millions)	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Net liability for unpaid losses and loss adjustment expense (“LAE”)	$177.4	$157.7	$139.1	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0

Net liability re-estimated as of:
One year later		162.6	138.8	126.9	110.4	103.0	91.3	88.9	87.2	78.4

Two years later			140.5	122.7	114.9	103.9	93.2	85.3	86.6	79.4

Three years later				126.1	111.0	107.1	94.1	87.6	83.4	80.2

Four years later					100.9	103.4	97.2	87.5	84.4	78.2

Five years later						99.8	93.7	90.1	84.5	78.9

Six years later							93.6	87.1	86.2	79.8

Seven years later								88.2	83.6	80.0

Eight years later									85.6	77.4

Nine years later										79.6

Cumulative (deficiency) redundancy		(5.0)	(1.5)	(7.4)	1.4	(4.8)	(2.2)	1.3	(0.7)	(0.6)

Net liability for unpaid losses and LAE	$177.4	$157.7	$139.1	$118.7	$102.3	$95.0	$91.4	$89.5	$84.9	$79.0
Reinsurance recoverable on unpaid losses	765.6	687.8	577.9	438.6	375.6	337.9	334.8	323.9	301.5	278.3

Gross liability for unpaid losses and LAE	$943.0	$845.5	$717.0	$557.3	$477.9	$432.9	$426.2	$413.4	$386.4	$357.3

Gross re-estimated liability as of:
One year later		$844.5	$712.3	$627.8	$500.4	$463.2	$414.3	$410.6	$394.2	$351.0

Two years later			730.5	620.8	548.2	464.9	429.0	398.4	398.2	362.3

Three years later				644.3	538.5	497.9	426.9	406.0	388.0	373.0

Four years later					562.2	493.4	449.8	402.4	391.3	367.7

Five years later						519.0	448.1	424.6	389.3	370.8

Six years later							471.9	425.6	408.0	368.6

Seven years later								448.9	411.7	385.6

Eight years later									433.7	389.5

Nine years later										414.2

Cumulative (deficiency) redundancy		1.0	(13.5)	(87.0)	(84.3)	(86.1)	(45.7)	(35.5)	(47.3)	(56.9)

Reserves for Unpaid Losses and Loss Adjustment Expenses
(Continued)

		Through December 31,
(amounts in millions)	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Cumulative amount of net liability paid through:

One year later		$58.5	$50.5	$47.3	$41.2	$38.9	$33.6	$31.3	$32.6	$29.3

Two years later			80.9	72.9	64.9	59.2	52.4	48.3	48.7	44.7

Three years later				91.0	78.5	73.5	63.9	59.2	57.8	53.9

Four years later					88.3	80.8	71.3	65.5	63.5	59.4

Five years later						86.7	74.9	70.0	67.4	62.5

Six years later							78.4	72.1	70.1	64.8

Seven years later								74.5	71.2	66.3

Eight years later									73.2	66.9

Nine years later										68.3

Cumulative amount of gross liability paid through:

One year later		$259.1	$217.0	$194.3	$174.4	$158.9	$145.4	$136.9	$141.3	$131.9

Two years later			351.0	302.1	270.9	244.9	228.2	211.5	212.2	199.2

Three years later				372.5	326.1	297.6	274.9	256.8	250.0	235.7

Four years later					361.3	326.9	300.9	280.5	271.6	256.0

Five years later						347.0	315.8	295.9	285.9	267.7

Six years later							325.9	306.0	295.0	276.1

Seven years later								313.1	302.3	280.9

Eight years later									308.2	286.5

Nine years later										290.9

Additional information with respect to the reserve activity of the Company’s property/casualty subsidiaries may be found at Note 12 of the “Notes to Consolidated Financial Statements” contained in the Annual Report.

The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of the table shows re-estimations of the original recorded reserve as of the end of each successive year. The estimate is increased or decreased as payments are made and more information becomes known about the development of remaining unpaid claims. The lower portion of the table shows the cumulative amount paid in succeeding years for losses incurred prior to the Statement of Financial Position date. The cumulative deficiency or redundancy represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. The deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or were reevaluated at more than the originally reserved amount. The improvement in deficiencies in 2002 reflects a strengthening of reserves, primarily related to personal and commercial automobile uninsured and underinsured motorists coverages, after evaluation of the development of reserve estimates related to prior accident years.

The Property and Casualty Group does not discount reserves except for workers’ compensation reserves which are discounted on a nontabular basis. The workers’ compensation reserves are discounted at a risk-adjusted 2.5% interest rate as permitted by the Insurance Department of the Commonwealth of Pennsylvania. The discount is based upon the Property and Casualty Group’s historical workers’ compensation payout pattern. The Company’s unpaid losses and loss adjustment expenses reserve, as a result of this discounting, was reduced by $4.1 million and $3.3 million at December 31, 2004 and 2003, respectively.

During 2004 the Property and Casualty Group experienced improved underwriting results due to the underwriting profitability initiatives implemented by the Company. The Company’s share of catastrophe losses was $4.0 million in 2004 compared to $10.0 million in 2003. The Property and Casualty Group experienced positive development of loss reserves on prior accident years, of which the Company’s share was $3.9 million. This compares to adverse development of prior accident years in 2003 of $.2 million. See “Insurance Underwriting Operations” in the Management’s Discussion and Analysis contained in the Annual Report.

During 2003 the Property and Casualty Group experienced continued increases in claims severity and increased catastrophe losses principally due to Hurricane Isabel. The Company’s share of catastrophe losses was $10.0 million in 2003 compared to $7.1 million in 2002. Offsetting these increases to losses was much lower adverse development on prior accident years in 2003 compared to 2002.

The 2002 unpaid losses and loss adjustment expenses reserve of $717.0 million includes an adjustment to strengthen loss reserves made during 2002. The Property and Casualty Group increased losses and loss adjustment expense reserves by $184.1 million, of which the Company’s 5.5% share amounted to $10.1 million. During 2002, the Property and Casualty Group experienced continued adverse development of the loss reserves for prior accident years, principally in certain private passenger and commercial automobile coverages.

Government Regulation

The Company is subject to the corporate governance standards set forth in the recently enacted Sarbanes-Oxley Act of 2002 and other recent changes to the federal securities laws, as well as any rules or regulations that may be promulgated by the SEC or the Nasdaq Stock MarketSM and the Commonwealth of Pennsylvania with respect to insurance holding companies. Compliance with these standards, rules and regulations, as well as with accelerated filing requirements that have recently been enacted, impose additional administrative costs and burdens on the Company.

The Property and Casualty Group is subject to supervision and regulation in the states in which it transacts business. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property/casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. In addition, many states have enacted variations of competitive rate-making laws that allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property/casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. Generally, state law requires participation in such programs as a condition to doing business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. Involuntary programs generated underwriting losses for the Property and Casualty Group of $26.7 million and $30.2 million in 2004 and 2003, compared to an underwriting profit of $2.7 million in 2002.

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

Financial Regulation

The Company is subject to the filing requirements of the SEC. The financial information in these filings are prepared in accordance with generally accepted accounting principles (GAAP) and SEC guidelines. The Company’s property and casualty insurance subsidiaries are required to file financial statements prepared using Statutory Accounting Principles (SAP) with state regulatory authorities. The adjustments necessary to reconcile the Company’s property/casualty insurance subsidiaries’ net income and shareholders’ equity prepared in accordance with Statutory Accounting Principles (SAP) to net income and shareholders’ equity prepared in accordance with GAAP are as follows:

	Net Income
	Year Ended
	December 31,
	2004	2003	2002
	(in thousands)
Net income (loss) – SAP basis	$14,784	$539	($10,679)
Adjustments:
Deferred policy acquisition costs	352	(4,952)	4,695
Deferred income taxes	(1,628)	4,481	664
Salvage and subrogation	608	1,567	833
Incurred premium adjustment	(1,700)	(2,003)	(3,270)
Other	152	96	(104)

Net income (loss) – GAAP basis	$12,568	($272)	($7,861)

	Shareholders’ Equity
	As of December 31,
	2004	2003	2002
	(in thousands)
Shareholders’ equity – SAP basis	$160,847	$134,399	$82,549
Adjustments:
Deferred policy acquisition costs	17,112	16,761	21,713
Difference between GAAP and SAP deferred income taxes	2,804	3,611	(2,337)
Salvage and subrogation	6,669	6,061	4,493
Incurred premium adjustment	(20,991)	(19,291)	(17,288)
Unrealized gains net of deferred taxes	8,401	12,072	9,602
Other	379	307	249

Shareholders’ equity – GAAP basis	$175,221	$153,920	$98,981

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

Pennsylvania regulations limit the amount of dividends the Company’s property/casualty insurance subsidiaries the Erie Insurance Company and the Erie Insurance Property and Casualty Company can pay to the Company and the amount of dividends EFL can pay its shareholders. The amount of dividends the Erie Insurance Company of New York can pay to the Company is regulated by the state of New York. The limitations are further described and reference is made herein to Note 17 of the “Notes to Consolidated Financial Statements” contained in the Annual Report for the year ended December 31, 2004, incorporated herein by reference.

The NAIC has adopted risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company’s operations. These RBC standards have not affected the operation of the Company’s property and casualty insurance subsidiaries and affiliates because each of them has statutory capital and surplus in excess of RBC requirements.

Website access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.erieinsurance.com as soon as reasonably practicable after such material is filed electronically with the SEC. The Company’s Code of Conduct is available on the Company’s website and in printed form upon request.

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

Item 2. Properties

The member companies of the Erie Insurance Group (the Company and its subsidiaries, the Exchange and its subsidiary and EFL) share a corporate home office complex in Erie, Pennsylvania, which is comprised of 489,779 square feet. The home office complex is owned by the Exchange. The Company is charged rent expense for the related square footage it occupies.

The Company also operates 23 field offices, including the Erie branch office, in 11 states. Eighteen of these offices provide both agency support and claims services and are referred to as “Branch Offices”, while the remaining five provide only claims services and are considered “Claims Offices”. The Company owns three of its field offices. Three other field offices are owned by the Exchange and leased to the Company. The rent expense incurred by the Company for both the home office complex and the field offices leased from the Exchange totaled $11.4 million in 2004.

One field office is owned by EFL and leased to the Company. The rent expense for the field office leased from EFL was $.3 million in 2004.

The remaining 16 field offices are leased from various unaffiliated parties. In addition to these field offices, the Company leases a warehouse facility from an unaffiliated party. During 2003, the Company entered into a lease for a building in the vicinity of the home office complex. This additional space is used to house certain home office employees. Total lease payments to external parties amounted to $2.7 million in 2004. Lease commitments for these properties expire periodically through 2009.

The total operating expense, including rent expense, for all office space occupied by the Company in 2004 was $21.0 million. This amount was reduced by allocations to the Property and Casualty Group of $13.5 million for claims operations. The net amount after allocations is reflected in the cost of management operations.

Item 3. Legal Proceedings

Information concerning the legal proceedings of the Company is incorporated by reference to the section “Legal Proceedings” in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the SEC within 120 days of December 31, 2004 (the “Proxy Statement”).

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Reference is made to “Market Price of and Dividends on Common Stock and Related Shareholder Matters” in the Annual Report for the year ended December 31, 2004, incorporated herein by reference, for information regarding the high and low sales prices for the Company’s stock and additional information regarding such stock of the Company.

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan

October 1 – 30, 2004	137,205	$49.88	135,512

November 1 – 30, 2004	19,500	50.99	19,500

December 1 – 31, 2004	33,323	51.99	33,323

Total	190,028	$50.36	188,335	$195,949,000

The month of October 2004 includes shares that vested under the stock compensation plan for the Company’s outside directors of 1,693. Included in this amount are the vesting of 1,610 of awards previously granted and 83 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).

Item 6. Selected Consolidated Financial Data

Reference is made to “Selected Consolidated Financial Data” in the Annual Report for the year ended December 31, 2004, incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2004, incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2004, incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Reference is made to the “Consolidated Financial Statements” and the “Quarterly Results of Operations” contained in the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2004, incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

As previously reported in the Registrant’s Form 10-K annual report for the year ended December 31, 2002 that was filed with the SEC on March 27, 2003, the Company appointed Ernst & Young, LLP as the Company’s independent auditors for 2003, replacing Malin, Bergquist & Company, LLP as the Company’s independent accountants.

Item 9A. Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included in Exhibit 13 under the headings “Report of Management on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and incorporated herein by reference.

During the fourth quarter of 2004, the Company implemented or revised internal control procedures in numerous areas affecting financial reporting. All such changes enhanced controls already in place or introduced new controls implemented to remove or reduce reliance on lesser effective compensating controls. The most significant changes made were in the area of IT general controls over access and change management. These enhancements will not likely have a material effect on the reliance that can be placed on the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information required to be reported in a report of Form 8-K during the fourth quarter of 2004 that has not been reported.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to directors, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the SEC within 120 days of December 31, 2004 in response to this item.

The Company has adopted a code of conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company previously filed a copy of this Code of Conduct as Exhibit 14 to the Registrant’s Form 10–K Annual Report for the year ended December 31, 2003 as filed with the SEC on March 4, 2004. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.

Certain information as to the executive officers of the Company is as follows:

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/04	Erie Insurance Group

President & Chief
Executive Officer

Jeffrey A. Ludrof	45	President and Chief Executive Officer of the Company, Erie Family Life Insurance Company (EFL), Erie Insurance Company, Flagship City Insurance Company (Flagship), Erie Insurance Company of New York (Erie NY), and Erie Insurance Property and Casualty Company (Erie P&C) since May 8, 2002. Executive Vice President–Insurance Operations of the Company, Erie Insurance Co., Flagship, Erie P&C, and Erie NY 1999–May 8, 2002; Senior Vice President of the Company 1994–1999.

Executive Vice Presidents

Jan R. Van Gorder, Esq.	57	Senior Executive Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. since 1990, and of Flagship and Erie P&C since 1992 and 1993, respectively, and of Erie NY since 1994; Senior Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. for more than five years prior thereto; Director, the Company, EFL, Erie Insurance Co., Erie NY, Flagship and Erie P&C.

John J. Brinling, Jr.	57	Executive Vice President of Erie Family Life Insurance Company since December 1990. Division Officer 1984–Present; Director, Erie NY.

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/04	Erie Insurance Group

Philip A. Garcia	48	Executive Vice President and Chief Financial Officer since 1997; Senior Vice President and Controller 1993–1997. Director, the Erie NY, Flagship and Erie P&C.

Michael J. Krahe	51	Executive Vice President–Human Development and Leadership since January 2003; Senior Vice President 1999–December 2002; Vice President 1994–1999.

Thomas B. Morgan	41	Executive Vice President–Insurance Operations since January 2003; Senior Vice President October 2001– December 2003; Assistant Vice President and Branch Manager 1997–October 2001; Director, Erie NY, Erie P&C and Flagship.

Senior Vice President

Douglas F. Ziegler	54	Senior Vice President, Treasurer and Chief Investment Officer since 1993.

Item 11. Executive Compensation

The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005, except for the Performance Graph, which has not been incorporated herein by reference, to be filed with the SEC within 120 days of December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the SEC within 120 days of December 31, 2004.

As of February 18, 2005, there were approximately 1,074 beneficial shareholders of record of the Company’s Class A non-voting common stock and 22 beneficial shareholders of record of the Company’s Class B voting common stock.

Item 13. Certain Relationships and Related Transactions

The Company operates predominantly as the management services company that provides sales, underwriting and policy issuance services to the policyholders of the Exchange. Since the formation of the Company and the Exchange, the Company has served as the attorney-in-fact for the policyholders of the Exchange. The Company’s earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, the Company’s property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As the Company’s operations are interrelated with the operations of the Exchange, the Company’s results of operations are largely dependent on the success of the Exchange. Reference is made to Note 15 of the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2004, incorporated herein by reference for a further discussion of the financial results of the Exchange.

Reference is made to Note 13 of the “Notes to Consolidated Financial Statements” in the Annual Report for the year ended December 31, 2004, incorporated herein by reference, for a complete discussion of related party transactions.

Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005 to be filed with the SEC within 120 days of December 31, 2004.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2005, to be filed with the SEC within 120 days of December 31, 2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial statements, financial statement schedules and exhibits filed:

(1) Consolidated Financial Statements

(2) Financial Statement Schedules

		Page
Erie Indemnity Company and Subsidiaries:

Report of Independent Registered Public Accounting Firm – 2002		24

Schedule I.	Summary of Investments – Other than Investments in Related Parties	25

Schedule IV.	Reinsurance	26

Schedule VI.	Supplemental Information Concerning Property/Casualty Insurance Operations	27

All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

* Refers to the respective page of Erie Indemnity Company’s 2004 Annual Report to Shareholders. The “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements and Auditors’ Report” thereon on pages 40 to 70 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a, 8 and 13, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(3) Exhibits

     See Exhibit Index on page 29 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2005	ERIE INDEMNITY COMPANY
      (Registrant)

/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President and CEO (principal executive officer)

/s/ Jan R. Van Gorder

Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO (principal financial officer)

/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller (principal accounting officer)

Board of Directors

/s/ C. Scott Hartz

Kaj Ahlmann	C. Scott Hartz

/s/ F. William Hirt

John T. Baily	F. William Hirt

/s/ J. Ralph Borneman, Jr.	/s/ Claude C. Lilly, III

J. Ralph Borneman, Jr.	Claude C. Lilly, III

/s/ Wilson C. Cooney	/s/ Jeffrey A. Ludrof

Wilson C. Cooney	Jeffrey A. Ludrof

/s/ Patricia Garrison-Corbin	/s/ Jan R. Van Gorder

Patricia Garrison-Corbin	Jan R. Van Gorder

/s/ John R. Graham	/s/ Robert C. Wilburn

John R. Graham	Robert C. Wilburn

Susan Hirt Hagen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Erie Indemnity Company
Erie, Pennsylvania

We have audited the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows of the Erie Indemnity Company and subsidiaries (Company) for the year ended December 31, 2002. In connection with our audit of the financial statements, we also have audited the 2002 financial statement schedules listed in Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Erie Indemnity Company and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Malin, Bergquist & Company, LLP

Malin, Bergquist & Company, LLP

Erie, Pennsylvania
February 7, 2003

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position

(In Thousands)
Available-for-sale securities:
Fixed maturities:
U.S. treasuries & government agencies	$11,850	$12,193	$12,193
States & political subdivisions	80,508	82,859	82,859
Special revenue	125,083	128,353	128,353
Public utilities	66,927	71,583	71,583
U.S. industrial & miscellaneous	429,793	443,077	443,077
Mortgage backed securities	48,504	48,886	48,886
Asset backed securities	21,596	21,386	21,386
Foreign	125,590	134,906	134,906
Redeemable preferred stock	29,429	31,269	31,269
Equity securities:
Common stock:
Public utilities	992	1,003	1,003
U.S. banks, trusts & insurance companies	6,197	8,481	8,481
U.S. industrial & miscellaneous	34,120	47,085	47,085
Foreign	2,245	2,274	2,274
Non-redeemable preferred stock:
Public utilities	21,373	23,253	23,253
U.S. banks, trusts & insurance companies	43,605	47,004	47,004
U.S. industrial & miscellaneous	55,096	59,675	59,675
Foreign	12,232	13,919	13,919

Total fixed maturities and equity securities	$1,115,140	$1,177,206	$1,177,206

Real estate mortgage loans	5,044	5,044	5,044
Limited partnerships	116,097	130,464	130,464

Total investments	$1,236,281	$1,312,714	$1,312,714

SCHEDULE IV – REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
(in thousands)	Direct	Companies	Companies	Amount	to Net

December 31, 2004 Premiums for the year Property and Liability Insurance	$699,533	$717,236	$225,905	$208,202	108.5%

December 31, 2003 Premiums for the year Property and Liability Insurance	$644,286	$654,841	$202,147	$191,592	105.5%

December 31, 2002 Premiums for the year Property and Liability Insurance	$531,479	$541,888	$174,367	$163,958	106.3%

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

	Deferred
	Policy		Discount, if
	Acquisition	Reserves for	any deducted	Unearned
	Costs	Unpaid Loss & LAE	from reserves*	Premiums

(In Thousands)
@ 12/31/04
Consolidated P&C Entities	$17,112	$943,034	$4,094	$472,553
Unconsolidated P&C Entities	0	0	0	0

Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$17,112	$943,034	$4,094	$472,553

@ 12/31/03
Consolidated P&C Entities	$16,761	$845,536	$3,303	$449,606
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$16,761	$845,536	$3,303	$449,606

@ 12/31/02
Consolidated P&C Entities	$21,713	$717,015	$2,655	$393,091
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$21,713	$717,015	$2,655	$393,091

*	Workers’ compensation case and incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

(CONTINUED)

			Loss and Loss	Adjustment Expense	Amortization
		Net	Incurred	Related to	of Deferred	Net
	Earned	Investment	(1)	(2)	Policy	Loss & LAE	Premiums
	Premiums	Income	Current Year	Prior Years	Acquisition Costs	Paid	Written
(In Thousands)
@ 12/31/04
Consolidated P&C Entities	$208,202	$22,470	$153,563	($343)	$34,341	$133,466	$216,398
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$208,202	$22,470	$153,563	($343)	$34,341	$133,466	$216,398

@ 12/31/03
Consolidated P&C Entities	$191,592	$23,398	$154,816	($1,832)	$38,647	$134,365	$204,694
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$191,592	$23,398	$154,816	($1,832)	$38,647	$134,365	$204,694

@ 12/31/02
Consolidated P&C Entities	$163,958	$13,289	$133,787	$5,438	$29,928	$118,800	$181,013
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$163,958	$13,289	$133,787	$5,438	$29,928	$118,800	$181,013

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.1*	Articles of Incorporation of Registrant

3.2**	Amended and Restated By-laws of Registrant

3.3##	Amended and Restated By-laws of Registrant dated March 9, 1999

3.4@	Amended and Restated By-laws of Registrant effective September 9, 2002

3.5$	Amended and Restated By-laws of Registrant Section 2.07(a) effective September 9, 2003

4A*	Form of Registrant’s Class A Common Stock certificate

4B*	Form of Registrant’s Class B Common Stock certificate

10.1***	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 1989

10.2***	Restatement of Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective as of January 1, 1990

10.3***	Deferred Compensation Plan of Registrant

10.4***	Retirement Plan for Outside Directors of Registrant, effective as of January 1, 1991

10.5***	Employee Savings Plan of Erie Insurance Group, effective as of April 1, 1992

10.6***	Amendment to Employee Savings Plan of Erie Insurance Group

10.7***	Supplemental 401(k) Plan of Erie Insurance Group effective as of January 1, 1994

10.8***	Service Agreement dated January 1, 1989 between Registrant and Erie Insurance Company

10.9***	Service Agreement dated June 21, 1993 between Registrant and Erie Insurance Property & Casualty Company

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.10***	Service Agreement dated June 21, 1993 between Registrant and Flagship City Insurance Company

10.11***	Reinsurance Pooling Agreement dated January 1, 1992 between Erie Insurance Company and Erie Insurance Exchange

10.12***	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact

10.13*	Stock Redemption Plan of Registrant dated December 14, 1989

10.14*	Stock Purchase Agreement dated December 20, 1991, between Registrant and Erie Insurance Exchange relating to the capital stock of Erie Insurance Company

10.15**	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1994 between Erie Insurance Exchange and Erie Insurance Co.

10.16****	Stock Redemption Plan of Registrant restated as of December 12, 1995

10.17****	Property Catastrophe Excess of Loss Reinsurance Agreement dated January 1, 1995 between Erie Insurance Exchange and Erie Insurance Company of New York

10.18****	Service Agreement dated January 1, 1995 between Registrant and Erie Insurance Company of New York

10.19*****	Consulting Agreement for Investing Services dated January 2, 1996 between Erie Indemnity Company and John M. Petersen

10.20*****	Agreement dated April 29, 1994 between Erie Indemnity Company and Thomas M. Sider

10.21******	Aggregate Excess of Loss Reinsurance Agreement effective January 1, 1997 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.22#	1997 Annual Incentive Plan of Erie Indemnity Company

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.23#	Erie Indemnity Company Long-Term Incentive Plan

10.24#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Stephen A. Milne

10.25#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Jan R. Van Gorder

10.26#	Employment Agreement dated December 16, 1997 by and between Erie Indemnity Company and Philip A. Garcia

10.27#	Employment Agreement effective December 16, 1997 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.28###	Employment Agreement effective June 30, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.29###	Employment Agreement effective December 15, 1999 By and between Erie Indemnity Company and Douglas F. Ziegler

10.30###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Stephen A. Milne

10.31###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jan R. Van Gorder

10.32###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Philip A. Garcia

10.33###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.34###	Addendum to Employment Agreement effective December 15, 1999 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.35&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Stephen A. Milne

10.36&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jan R. Van Gorder

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.37&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Philip A. Garcia

10.38&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.39&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.40&	Addendum to Employment Agreement effective December 15, 2000 by and between Erie Indemnity Company and Douglas F. Ziegler

10.41&&	Cost Sharing Agreement for Information Technology Development dated March 14, 2001 between Registrant and member companies of the Erie Insurance Group

10.42&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Stephen A. Milne

10.43&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jan R. Van Gorder

10.44&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Philip A. Garcia

10.45&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.46&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.47&&&	Addendum to Employment Agreement effective December 12, 2001 by and between Erie Indemnity Company and Douglas F. Ziegler

10.48&&&	Summary of termination benefits provided under the Employment Agreement effective January 18, 2002 by and and between Erie Indemnity Company and Stephen A. Milne

10.49@	Amended and Restated Service Agreement between Registrant and Erie Insurance Company effective January 1, 1992

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.50@	Amended and Restated Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees, effective December 31, 1995

10.51@	Amended and Restated Reinsurance Pooling Agreement effective January 1, 1995 between Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York and Erie Insurance Exchange

10.52@	Amended and Restated Aggregate Excess of Loss Reinsurance Contract effective January 1, 1998 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.53@	Amended and Restated Retirement Plan for Employees of Erie Insurance Group, effective December 31, 2000

10.54@	Amended and Restated Deferred Compensation Plan from Outside Directors of Registrant, effective January 1, 2001

10.55@	Amended and Restated Employee Savings Plan of Erie Insurance Group, effective January 1, 2001

10.56@	First Amendment and Restatement to Employee Savings Plan of Erie Insurance Group effective January 1, 2001

10.57@	2001 Annual Incentive Plan of Erie Indemnity Company

10.58@	Amended and Restated Deferred Compensation Plan for Outside Directors of Registrant effective April 30, 2002

10.59@	Employment Agreement effective May 9, 2002 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.60@	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange Appoint Registrant as their Attorney-in-Fact

10.61@@	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Michael J. Krahe

10.62@@	Employment Agreement effective December 15, 2002 by and between Erie Indemnity Company and Thomas B. Morgan

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.63@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.64@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Philip A. Garcia

10.65@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Jan R. Van Gorder

10.66@@	Addendum to Employment Agreement effective December 12, 2002 by and between Erie Indemnity Company and Douglas F. Ziegler

10.67@@@	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2003 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.68$$	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2003 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.69$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.70$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.71$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.72$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.73$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.74$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.75$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.76$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.77$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.78$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.79$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.80$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.81$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.82$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.83	Annual Incentive Plan effective March 2, 2004

10.84	Long-term Incentive Plan effective March 2, 2004

13	2004 Annual Report to Shareholders. Reference is made to the Annual Report furnished to the Commission, herewith

14$$	Code of Conduct

16@@	Letter re Change in Certifying Accountant

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm	108

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	109

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	110

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	111

99.1##	Report of the Special Committee to the Board of Directors

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
99.4@	First Amendment to Second Restated Agreement of H.O. Hirt Trust effective December 22, 1980

*	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

**	Such exhibit is incorporated by reference to the like numbered exhibit in Registrant’s Form 10/A Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on August 3, 1994.

***	Such exhibit is incorporated by reference to the like titled but renumbered exhibit in Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1995 that was filed with the Commission on March 25, 1996.

*****	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K/A amended annual report for the year ended December 31, 1995 that was filed with the Commission on April 25, 1996.

******	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1996 that was filed with the Commission on March 21, 1997.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1997 that was filed with the Commission on March 25, 1998.

##	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1998 that was filed with the Commission on March 30, 1999.

###	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 1999 that was filed with the Commission on March 23, 2000.

&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2000 that was filed with the Commission on March 23, 2001.

&&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended June 30, 2001 that was filed with the Commission on July 17, 2001.

&&&	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2001 that was filed with the Commission on March 12, 2002.

@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q/A quarterly report for the quarter ended September 30, 2002 that was filed with the Commission on January 27, 2003.

@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2002 that was filed with the Commission on March 27, 2003.

@@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended March 31, 2003 that was filed with the Commission on April 24, 2003.

$	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2003 that was filed with the Commission on October 29, 2003.

$$	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 4, 2004.