Form 10-Q
period 2005-03-31
ERIE INDEMNITY CO
filed 2005-04-25
CIK 922621

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Class A Common Stock, no par value, with a stated value of $.0292 per share—62,690,756 shares as of April 18, 2005.

Class B Common Stock, no par value, with a stated value of $70 per share—2,843 shares as of April 18, 2005.

The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX

ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	March 31	December 31
	2005	2004
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $963,341 and $939,280, respectively)	$981,572	$974,512
Equity securities at fair value (cost of $192,310 and $175,860, respectively)	209,330	202,694
Limited partnerships (cost of $117,338 and $116,097, respectively)	132,723	130,464
Real estate mortgage loans	4,997	5,044

Total investments	1,328,622	1,312,714

Cash and cash equivalents	53,307	50,061
Accrued investment income	14,131	12,480
Premiums receivable from policyholders	272,870	275,721
Federal income taxes recoverable	0	3,331
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	762,272	765,563
Ceded unearned premiums to Erie Insurance Exchange	131,315	128,187
Notes receivable from Erie Family Life Insurance Company	40,000	40,000
Other receivables from Erie Insurance Exchange and affiliates	190,313	211,488
Reinsurance recoverable from non-affiliates	305	351
Deferred policy acquisition costs	16,904	17,112
Property and equipment	13,209	13,581
Equity in Erie Family Life Insurance Company	56,010	58,728
Prepaid pension	47,835	50,860
Other assets	49,512	39,567

Total assets	$2,976,605	$2,979,744

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

	(Dollars in thousands)
	March 31	December 31
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$942,586	$943,034
Unearned premiums	464,154	472,553
Commissions payable and accrued	148,126	179,284
Securities lending collateral	10,128	0
Accounts payable and accrued expenses	61,346	49,025
Federal income taxes payable	19,669	0
Deferred income taxes	15,223	24,122
Dividends payable	20,529	20,612
Employee benefit obligations	25,654	24,233

Total liabilities	1,707,415	1,712,863

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,574,400 and 67,540,800 shares issued, respectively; 62,741,013 and 62,992,841 shares outstanding, respectively	1,971	1,970
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,844 and 2,858 shares authorized, issued and outstanding, respectively	199	200
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	38,295	58,611
Retained earnings	1,391,422	1,354,181

Total contributed capital and retained earnings	1,439,717	1,422,792

Treasury stock, at cost, 4,833,387 and 4,547,959 shares, respectively	(170,527)	(155,911)

Total shareholders’ equity	1,269,190	1,266,881

Total liabilities and shareholders’ equity	$2,976,605	$2,979,744

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands, except per share data)
OPERATING REVENUE

Management fee revenue - net	$217,736	$209,664
Premiums earned	53,648	50,649
Service agreement revenue	4,787	5,598

Total operating revenue	276,171	265,911

OPERATING EXPENSES

Cost of management operations	167,940	161,821
Losses and loss adjustment expenses incurred	32,677	38,037
Policy acquisition and other underwriting expenses	11,844	11,318

Total operating expenses	212,461	211,176

INVESTMENT INCOME - UNAFFILIATED

Investment income, net of expenses	14,468	14,686
Net realized gains on investments	5,497	2,853
Equity in earnings of limited partnerships	2,111	418

Total investment income - unaffiliated	22,076	17,957

Income before income taxes and equity in earnings of Erie Family Life Insurance Company	85,786	72,692

Provision for income taxes	28,729	24,435

Equity in earnings of Erie Family Life Insurance Company, net of tax	714	1,315

Net income	$57,771	$49,572

Net income per share – basic
Class A common stock	$.91	$.77

Class B common stock	138.84	117.87

Net income per share – diluted	.83	.70

Weighted average shares outstanding
Basic:
Class A common stock	62,926,683	63,950,847

Class B common stock	2,851	2,878

Diluted Shares	69,845,958	70,926,223

Dividends declared per share:
Class A common stock	$0.325	$0.215

Class B common stock	48.75	32.25

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands)
Net income	$57,771	$49,572

Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(25,759)	22,942
Less: Gains included in net income	(5,497)	(2,853)

Net unrealized holding (losses) gains arising during period	(31,256)	20,089
Income tax benefit (expense) related to unrealized (losses) gains	10,940	(7,031)

Change in other comprehensive income, net of tax	(20,316)	13,058

Comprehensive income	$37,455	$62,630

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$231,991	$200,016
Service agreement fee received	4,553	5,598
Premiums collected	51,307	49,348
Net investment income received	14,030	13,916
Dividends received from Erie Family Life	450	429
Salaries and wages paid	(24,853)	(20,217)
Pension funding and employee benefits paid	(1,724)	(10,892)
Commissions paid to agents	(110,959)	(108,220)
Agent bonuses paid	(46,399)	(23,753)
General operating expenses paid	(17,574)	(17,114)
Losses and loss adjustment expenses paid	(29,790)	(35,097)
Other underwriting and acquisition costs paid	(2,506)	(4,612)
Income taxes paid	(6,057)	(4,811)

Net cash provided by operating activities	62,469	44,591

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(97,260)	(107,003)
Equity securities	(50,791)	(5,151)
Limited partnerships	(13,583)	(4,974)
Sales/maturities of investments:
Fixed maturity sales	48,657	40,286
Fixed maturity calls/maturities	22,969	31,535
Equity securities	40,917	4,959
Limited partnership sales/distributions	14,344	4,707
Increase in collateral from securities lending	10,128	4,852
Purchase of property and equipment	(301)	(264)
Net collections on agent loans	925	376

Net cash used in investing activities	(23,995)	(30,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(20,612)	(13,872)
Purchase of treasury stock	(14,616)	(6,343)

Cash used in financing activities	(35,228)	(20,215)

Net increase (decrease) in cash and cash equivalents	3,246	(6,301)
Cash and cash equivalents at beginning of period	50,061	87,192

Cash and cash equivalents at end of period	$53,307	$80,891

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.

NOTE 2 – RECLASSIFICATONS

Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated under the two-class method which allocates earnings to each class of stock based on its dividend rights. Weighted average shares used in the Class A basic earnings per share calculation were 62.9 million in the first quarter of 2005 and 64.0 million in the first quarter of 2004. Weighted average Class B shares used in the basic earnings per share calculation were 2,851 shares and 2,878 shares in 2005 and 2004, respectively. The computation of diluted earnings per share reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan. In January 2005, four shares of Class B voting stock, and in March 2005, 10 shares of Class B voting stock, were converted to 9,600 and 24,000 non-voting shares of Class A stock, respectively. The total weighted average number of Class A equivalent shares outstanding (including conversion of Class B shares) was 69.8 million and 70.9 million for the first quarters of 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – EARNINGS PER SHARE (Continued)

The following table displays the basic and diluted per-share computations.

	Three Months Ended March 31
	(net income amounts in thousands)
	2005	2004
Basic:
Allocated net income – Class A	$57,376	$49,233
Class A shares of common stock	62,926,683	63,950,847

Class A earnings per share – basic	$.91	$.77

Allocated net income – Class B	$395	$339
Class B shares of common stock	2,851	2,878

Class B earnings per share – basic	$138.84	$117.87

Diluted:
Net income	$57,771	$49,572
Class A shares of common stock	62,926,683	63,950,847
Assumed conversion of Class B common stock and restricted stock awards	6,919,275	6,975,376

Class A shares of common and equivalent shares	69,845,958	70,926,223

Earnings per share – diluted	$.83	$.70

Included in the restricted stock awards not yet vested are awards of 75,399 and 68,176 for the first quarter of 2005 and 2004, respectively, related to the long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 1,476 and 2,174 for the first quarters of 2005 and 2004, respectively.

NOTE 4 – INVESTMENTS

Fixed maturities and marketable equity securities are classified as “available-for-sale.” Equity securities consist primarily of common and nonredeemable preferred stocks while fixed maturities consist of bonds, notes and redeemable preferred stock. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reflected in shareholders’ equity in accumulated other comprehensive income. When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to net estimated realizable value. Investment impairments are evaluated on an individual security position basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations. Adjustments to the carrying value of limited partnerships that are considered impaired are recorded as a component of equity in losses or earnings of limited partnerships in the Consolidated Statements of Operations.

The Company had loaned securities, included as part of its invested assets, with a market value of $9.8 million at March 31, 2005. There were no loaned securities at December 31, 2004. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are invested in cash and short-term investments and are reported on the Consolidated Statements of Financial Position as cash and cash equivalents. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

The following is a summary of fixed maturities and equity securities:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2005	Cost	Gains	Losses	Value
Fixed maturities
U.S. treasuries & government agencies	$9,979	$333	$62	$10,250
States & political subdivisions	106,542	1,678	689	107,531
Special revenue	136,066	2,008	900	137,174
Public utilities	68,218	3,791	274	71,735
U.S. industrial & miscellaneous	417,446	9,480	4,608	422,318
Mortgage-backed securities	44,823	409	535	44,697
Asset-backed securities	20,033	60	441	19,652
Foreign	125,580	7,157	771	131,966

Total bonds	928,687	24,916	8,280	945,323

Redeemable preferred stock	34,654	1,737	142	36,249

Total fixed maturities	963,341	26,653	8,422	981,572

Equity securities
Common stock:
Public utilities	1,100	32	23	1,109
U.S. banks, trusts & insurance companies	7,453	1,371	438	8,386
U.S. industrial & miscellaneous	41,370	8,800	1,976	48,194
Foreign	2,887	72	108	2,851
Nonredeemable preferred stock:
Public utilities	24,645	1,748	208	26,185
U.S. banks, trusts & insurance companies	46,615	2,359	51	48,923
U.S. industrial & miscellaneous	56,008	4,451	431	60,028
Foreign	12,232	1,461	39	13,654

Total equity securities	192,310	20,294	3,274	209,330

Total fixed maturities and equity securities	$1,155,651	$46,947	$11,696	$1,190,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
Fixed Maturities
U.S. treasuries & government agencies	$11,850	$412	$69	$12,193
States & political subdivisions	80,508	2,515	164	82,859
Special revenue	125,083	3,407	137	128,353
Public utilities	66,927	4,708	52	71,583
U. S. industrial & miscellaneous	429,793	14,953	1,669	443,077
Mortgage-backed securities	48,504	772	390	48,886
Asset-backed securities	21,596	76	286	21,386
Foreign	125,590	9,628	312	134,906

Total bonds	909,851	36,471	3,079	943,243

Redeemable preferred stock	29,429	1,949	109	31,269

Total fixed maturities	939,280	38,420	3,188	974,512

Equity Securities
Common stock:
Public utilities	992	11	0	1,003
U. S. banks, trusts & insurance companies	6,197	2,334	50	8,481
U. S. industrial & miscellaneous	34,120	13,136	171	47,085
Foreign	2,245	57	28	2,274
Nonredeemable preferred stock:
Public utilities	21,373	1,939	59	23,253
U. S. banks, trusts & insurance companies	43,605	3,401	2	47,004
U. S. industrial & miscellaneous	55,096	4,667	88	59,675
Foreign	12,232	1,730	43	13,919

Total equity securities	175,860	27,275	441	202,694

Total fixed maturities and equity securities	$1,115,140	$65,695	$3,629	$1,177,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

Fixed maturities and equity securities in a gross unrealized loss position at March 31 2005 are as follows. Data is provided by length of time securities were in a gross unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
U.S. treasuries and government agencies	$3,767	$49	$262	$13	$4,029	$62
States and Political Subdivisions	46,406	483	5,034	206	51,440	689
Special Revenue	55,298	757	4,233	144	59,531	901
Public Utilities	19,443	274	0	0	19,443	274
U.S. Industrial & miscellaneous	157,698	3,093	44,091	1,514	201,789	4,607
Mortgage backed securities	13,072	170	12,123	365	25,195	535
Asset backed securities	0	0	17,055	442	17,055	442
Foreign	35,076	637	4,864	133	39,940	770

Total bonds	330,760	5,463	87,662	2,817	418,422	8,280

Redeemable preferred stock	0	0	3,018	142	3,018	142

Total fixed maturities	$330,760	$5,463	$90,680	$2,959	$421,440	$8,422

Equity securities
Common stock	25,631	2,545	0	0	25,631	2,545
Non redeemable preferred stock	27,177	690	1,357	39	28,534	729

Total equity securities	52,808	3,235	1,357	39	54,165	3,274

Total fixed maturities and equity securities	$383,568	$8,698	$92,037	$2,998	$475,605	$11,696

No investments in an unrealized loss position at March 31, 2005, had experienced a decline in market value that was considered by management to be significant and other-than-temporary, based on Company policy. There were no market conditions, industry characteristics or fundamental operating results of a specific issuer that suggested other-than-temporary impairment of any of these investments held at March 31, 2005.

The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. There were impairment charges of $1.4 million on fixed maturities and $.1 million on equity securities in the first quarter of 2005. There were no impairment charges on fixed maturities or equity securities in the first quarter of 2004.

	Three Months Ended March 31
(in thousands)	2005	2004
Fixed maturities:
Gross realized gains	$1,090	$2,438
Gross realized losses	(2,104)	(23)

Net realized (losses) gains	(1,014)	2,415

Equity securities:
Gross realized gains	7,129	714
Gross realized losses	(618)	(276)

Net realized gains	6,511	438

Net realized gains on investments	$5,497	$2,853

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS (Continued)

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

There were impairment charges of $.6 million and $.1 million on private equity limited partnerships in the first quarters of 2005 and 2004, respectively. The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31
(in thousands)	2005	2004
Private equity	$991	($126)
Real estate	978	299
Mezzanine debt	142	245

Total equity in earnings of limited partnerships	$2,111	$418

NOTE 5 – SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE

The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.

The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended March 31
(in thousands)	2005	2004
Revenues	$34,142	$36,772
Benefits and expenses	28,682	26,316

Income before income taxes	5,460	10,456
Income taxes	1,911	3,940

Net income	3,549	6,516

Comprehensive (loss) income	($10,486)	$21,482

Dividends paid to shareholders	$2,079	$1,985

	As of
	March 31	December 31
(in thousands)	2005	2004
Investments	$1,458,942	$1,466,579
Total assets	1,665,006	1,661,440
Liabilities	1,406,043	1,389,912
Accumulated other comprehensive income	25,217	39,252
Total shareholders’ equity	258,963	271,528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – RETIREMENT BENEFIT PLANS

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	March 31		March 31
(in thousands)	2005	2004	2005	2004
Service cost	$3,641	$3,309	$315	$242
Interest cost	3,644	3,237	242	177
Expected return on plan assets	(4,346)	(4,248)	0	0
Amortization of prior service cost	175	225	(27)	(13)
Amortization of net loss	904	801	81	38

Net periodic benefit cost	$4,018	$3,324	$611	$444

A portion of the net periodic benefit cost is borne by the Erie Insurance Exchange (Exchange) and Erie Family Life Insurance Company (EFL). The Company was reimbursed approximately 54% and 53% from the Exchange and EFL during the first three months of 2005 and 2004, respectively.

NOTE 7 – NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY

The Company is due $40 million from EFL in the form of two surplus notes. The notes may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The first note, in the amount of $15 million, bears an annual interest rate of 6.45% and will be payable on demand on or after December 31, 2005. It is probable that the Company will allow EFL to repay this note through issuance of a new note with a later maturity date. Interest is scheduled to be paid semi-annually. EFL accrued interest of $.2 million in the first quarters of 2005 and 2004 which is payable to the Company.

The second note, in the amount of $25 million, bears an annual interest rate of 6.70%. This note was issued to further strengthen the surplus of EFL and to support its continued sales growth. The note will be payable on demand on or after December 31, 2018. Interest is scheduled to be paid semi-annually. EFL accrued interest of $.4 million payable to the Company.

NOTE 8 – STATUTORY INFORMATION

Cash and securities with carrying values of $3.6 million and $3.4 million were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements at both March 31, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – SUPPLEMENTARY DATA ON CASH FLOWS

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$57,771	$49,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,316	9,318
Deferred income tax (benefit) expense	(273)	1,831
Equity in earnings of limited partnerships	(2,111)	(418)
Net realized gains on investments	(5,497)	(2,853)
Net amortization of bond premium	540	356
Undistributed earnings of Erie Family Life Insurance Company	(318)	(984)
Deferred compensation	(323)	111
Decrease (increase) in receivables and reinsurance recoverable from the Exchange	24,234	(34,790)
Increase in prepaid expenses and other assets	(14,598)	(20,171)
Increase in accounts payable and accrued expenses	2,575	16,401
(Decrease) increase in loss reserves	(448)	22,166
(Decrease) increase in unearned premiums	(8,399)	4,052

Net cash provided by operating activities	$62,469	$44,591

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has contractual commitments to invest up to $129.1 million additional funds in limited partnership investments at March 31, 2005. These commitments will be funded as required by the partnerships’ agreements through 2012. At March 31, 2005, the total commitment to fund limited partnerships that invest in private equity securities is $61.3 million, real estate activities is $51.2 million and fixed income securities is $16.6 million. The Company expects to have sufficient cash flows from operations and positive flows from existing limited partnership investments to meet these partnership commitments.

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – VARIABLE INTEREST ENTITY

The Erie Insurance Exchange (Exchange) is a reciprocal insurance company domiciled in Pennsylvania for which the Company serves as attorney-in-fact. The Company has a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.

The selected financial data below is derived from the Exchange’s financial statements prepared in accordance with Statutory Accounting Principals (SAP) required by the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Commonwealth of Pennsylvania. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. The condensed financial data set forth below represents the Exchange’s share of underwriting results after accounting for intercompany pool transactions.

     Selected financial data of the Exchange

Condensed Statutory Statements of Operations (Unaudited)

	Three Months Ended March 31
(in thousands)	2005	2004
Premiums earned	$932,794	$890,243
Losses and loss adjustment expenses	553,994	656,772
Insurance underwriting and other expenses*	242,721	239,324
Dividends to policyholders	7,368	2,747
Other expense	3,538	2,901

Net underwriting gain (loss)	125,173	(11,501)

Net investment income	79,635	62,729
Net realized gains	76,599	17,156

Total investment income	156,234	79,885

Net income before federal income tax	281,407	68,384

Federal income tax expense	88,198	18,020

Net income	$193,209	$50,364

*	Includes management fees and service fees paid or accrued as payable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – VARIABLE INTEREST ENTITY (Continued)

Condensed Statutory Statements of Financial Position

	As of
	March 31	December 31
(in thousands)	2005	2004
	(Unaudited)
Assets
Equity securities:
Common stock	$1,389,822	$1,508,664
Preferred stock	609,858	550,090
Fixed maturities	4,499,701	4,399,458
Limited partnerships	563,598	567,089
Real estate mortgage loans	10,779	10,859
Properties occupied by the Exchange	35,933	36,305
Cash and cash equivalents	161,957	125,933
Other assets	58,082	1,049

Total invested assets	7,329,730	7,199,447
Premium receivable	1,016,037	1,002,818
Other assets	67,855	67,497

Total assets	$8,413,622	$8,269,762

Liabilities
Loss and LAE reserves	$3,422,294	$3,436,246
Unearned premium reserves	1,527,461	1,536,890
Accrued liabilities	503,667	400,375
Deferred income taxes	50,801	92,193

Total liabilities	5,504,223	5,465,704

Total policyholders’ surplus	2,909,399	2,804,058

Total liabilities and policyholders’ surplus	$8,413,622	$8,269,762

The Exchange’s Policyholders’ surplus increased 3.8% during 2005 primarily as a result of improved underwriting results and realized gains from investments.

Common equity securities represent a significant portion of the Exchange’s investment portfolio and surplus and are exposed to price risk, volatility of the capital markets and general economic conditions. Common stock investments made up approximately 47.8% of the Exchange’s statutory surplus at March 31, 2005 and 53.8% at December 31, 2004.

The Exchange had realized and unrealized capital losses on its common stock portfolio of $48.4 million in the first quarter of 2005 and capital gains of $8.9 million in the first quarter of 2004. Net proceeds from the sale of common stock investments were $197.7 million in the first quarter of 2005, which included $83.6 million in realized capital gains compared to proceeds of $31.7 million in the first quarter of 2004, which included $3.2 million in realized capital gains. The weighted average current price to trailing 12-months earnings ratio of the Exchange’s common stock portfolio was 19.37 and 27.51 at March 31, 2005 and 2004, respectively. The Standard & Poors composite price to trailing 12-months earnings ratio was 18.32 and 24.55 at March 31, 2005 and 2004, respectively.

Other assets include securities lending of $57.8 million at March 31, 2005 compared to $1.4 million at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – VARIABLE INTEREST ENTITY (Continued)

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

Condensed Statutory Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
(in thousands)	2005	2004
Cash flows from operating activities
Premiums collected net of reinsurance	$914,075	$887,990
Net investment income received	80,612	62,109
Miscellaneous expense	(3,538)	(2,901)
Losses and loss adjustment expenses paid	(490,296)	(531,654)
Management fee and expenses paid	(346,634)	(341,582)
Dividends to policyholders	(6,189)	(4,379)
Income taxes paid	(32,013)	(153,001)

Net cash provided by (used in) operating activities	116,017	(83,418)

Cash flows from investing activities
Proceeds from investment sales and maturities	712,868	496,985
Purchases of investments	(818,492)	(722,628)

Net cash used in investing activities	(105,624)	(225,643)

Net cash provided by financing activities	25,631	59,855

Net increase (decrease) in cash and cash equivalents	36,024	(249,206)
Cash and cash equivalents at beginning of year	125,933	612,971

Cash and cash equivalents at end of year	161,957	363,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SEGMENT INFORMATION

The Company operates its business as three reportable segments - management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Assets are not allocated to the segments and are reviewed in total by management for purposes of decision making. The Company receives management fees from the Exchange, which accounted for 73% of total management fee revenue; however, no single customer or agent provides 10% or more of revenues for the Property and Casualty Group. The Property and Casualty Group includes the Exchange and its property and casualty insurance subsidiary, Flagship City Insurance Company, and the Company’s three property and casualty insurance subsidiaries, EIC, EINY and EIPC.

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

Insurance underwriting operations consist of personal and commercial lines of business sold exclusively by independent agents. Commercial lines are predominately marketed to small and medium-sized businesses. The performance of the personal and commercial lines is evaluated based upon the underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of the Property and Casualty Group.

Company management evaluates profitability of its management operations segment principally on the gross margin from management operations, while profitability of the insurance underwriting operations segment is evaluated principally based on the combined ratio. Investment operations performance is evaluated by Company management based on appreciation of assets, rate of return and overall return. These items are analyzed in the Management’s Discussion and Analysis that follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SEGMENT INFORMATION (Continued)

Summarized financial information for the Company’s operating segments is presented below:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2005	March 31, 2004
Management Operations
Operating revenue
Management fee revenue	$230,409	$221,867
Service agreement revenue	4,787	5,598

Total operating revenue	235,196	227,465

Cost of management operations	177,714	171,239

Income before income taxes	$57,482	$56,226

Net income from management operations	$38,232	$37,326

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$38,214	$35,438
Commercial lines	16,557	15,300
Reinsurance – nonaffiliates	(279)	753
Reinsurance – affiliates	(844)	(842)

Total premiums earned	53,648	50,649

Operating expenses
Losses and expenses:
Personal lines	33,541	35,710
Commercial lines	12,966	14,864
Reinsurance – nonaffiliates	572	1,566
Reinsurance – affiliates	340	0

Total losses and expenses	47,419	52,140

Income (loss) before income taxes	$6,229	($1,491)

Net income (loss) from insurance underwriting operations	$4,143	($990)

Investment Operations
Investment income, net of expenses	$14,468	$14,686
Net realized gains on investments	5,497	2,853
Equity in earnings of limited partnerships	2,111	418

Total investment income-unaffiliated	$22,076	$17,957

Net income from investment operations	$14,682	$11,921

Equity in earnings of EFL, net of tax	$714	$1,315

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SEGMENT INFORMATION (Continued)

Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

	Three months ended March 31
(in thousands)	2005	2004
Segment revenues	$288,843	$278,115
Elimination of intersegment management fee revenue	(12,672)	(12,204)

Total operating revenue	$276,171	$265,911

Segment operating expenses	$225,133	$223,380
Elimination of intersegment management fee revenue	(12,672)	(12,204)

Total operating expenses	$212,461	$211,176

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to the Company’s property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to the Company.

The following table presents the management fee revenue by line of business before elimination of the intersegment management fee revenue.

	Three Months Ended
	March 31%
(dollars in thousands)	2005	2004	Change
Private passenger auto	$112,858	$113,010	(.1)%
Commercial auto	20,510	19,962	2.7
Homeowner	36,097	34,337	5.1
Commercial multi-peril	27,624	26,554	4.0
Workers’ compensation	23,994	22,586	6.2
All other lines of business	9,726	9,318	4.4

Total	230,809	225,767	2.2%

Allowance for management fee returned on cancelled policies	(400)	(3,900)

Management fee net of allowance	$230,409	$221,867	3.9%

Management fee rate	23.75%	23.5%	1.1%

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

Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate
12/31/2003	1,672,621	5.1%	1,327,842	7.9%	272,547	9.2%	3,273,010	6.6%
03/31/2004	1,678,496	3.4%	1,335,763	5.8%	275,970	7.2%	3,290,229	4.7%
06/30/2004	1,686,524	2.2%	1,347,409	4.2%	278,547	5.3%	3,312,480	3.3%
09/30/2004	1,682,561	1.0%	1,350,899	2.6%	278,707	3.4%	3,312,167	1.9%
12/31/2004	1,670,804	(0.1)%	1,347,671	1.5%	278,974	2.4%	3,297,449	0.8%
03/31/2005	1,661,955	(1.0)%	1,343,803	0.6%	279,927	1.4%	3,285,685	(0.1)%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers’	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate
12/31/2003	115,171	6.6%	206,533	8.3%	62,282	5.7%	86,409	8.3%	470,395	7.5%
03/31/2004	115,760	5.3%	206,937	6.2%	61,378	2.1%	86,344	6.1%	470,419	5.4%
06/30/2004	117,060	3.7%	209,795	4.1%	60,735	(1.9)%	87,172	4.0%	474,762	3.1%
09/30/2004	117,090	2.4%	210,012	2.4%	59,863	(4.1)%	87,921	2.5%	474,886	1.5%
12/31/2004	117,287	1.8%	209,623	1.5%	58,931	(5.4)%	87,815	1.6%	473,656	0.7%
03/31/2005	117,382	1.4%	209,619	1.3%	57,949	(5.6)%	87,877	1.8%	472,827	0.5%

		12-mth.
	Total	growth
Date	All Lines	rate
12/31/2003	3,743,405	6.7%
03/31/2004	3,760,648	4.7%
06/30/2004	3,787,242	3.2%
09/30/2004	3,787,053	1.8%
12/31/2004	3,771,105	0.7%
03/31/2005	3,758,512	(0.1)%

Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers’	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total
12/31/2003	91.6%	89.8%	89.5%	87.5%	88.1%	88.2%	90.2%
03/31/2004	91.2	89.7	89.0	87.6	88.1	87.5	89.8
06/30/2004	90.7	89.0	88.4	86.7	86.7	86.8	89.2
09/30/2004	90.3	88.5	87.9	86.0	86.2	86.0	88.7
12/31/2004	90.0	88.3	87.6	85.3	85.8	85.8	88.4
03/31/2005	89.9	88.2	87.6	85.5	85.9	85.5	88.3

*CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005. Preceding the discussion of financial results is an introduction discussing the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (the Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 12 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.

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

The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and the Company’s three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) write personal and commercial lines property and casualty coverage exclusively through more than 1,700 independent agencies comprising over 7,600 licensed independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.

The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries (EIC, EINY and EIPC) and the Company’s investment operations.

Results of Operations

	Three months ended March 31
(dollars in thousands, except per share data)	2005	2004
	(Unaudited)
Income from management operations	$57,482	$56,226
Underwriting income (loss)	6,229	(1,491)
Net revenue from investment operations	22,843	19,371

Income before income taxes	86,554	74,106
Provision for income taxes	28,783	24,534

Net income	$57,771	$49,572

Net income per share – diluted	$0.83	$0.70

Consolidated net income for the first quarter of 2005 increased 16.5% to $57.8 million compared to $49.6 million during the same period in 2004. The increase in income from management operations was the result of a higher management fee rate in 2005 and a 1.2% increase in the direct written premiums of the Property and Casualty Group. Management fee revenue was reduced by $.4 million and $3.9 million in the first quarters of 2005 and 2004, respectively, due to an increase in the allowance on mid-term policy cancellations. The methodology used to estimate the mid-term policy cancellations has been based on a refined analysis of the adequacy of the allowance since the second quarter of 2004. The refined methodology decreased the second quarter 2004 allowance and increased the second quarter 2004 management fee revenue by $2.8 million.

Insurance underwriting operations improved as a result of the Property and Casualty Group’s continued efforts to focus on underwriting profitability. The Property and Casualty Group experienced favorable development on losses of prior accident years and seasonally low underwriting losses in the first quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue from investment operations increased 17.9% in the first quarter of 2005 compared to the same period in 2004. This increase is due to realized gains on sales of investments and improved results in its limited partnership earnings.

OVERVIEW OF OPERATING SEGMENTS

Management Operations

	Three months ended March 31
(dollars in thousands)	2005	2004
	(Unaudited)
Management fee revenue	$230,409	$221,867
Service agreement revenue	4,787	5,598

Total revenue from management operations	235,196	227,465
Cost of management operations	177,714	171,239

Income from management operations	$57,482	$56,226

Gross margin percentage	24.4%	24.7%

Management fee rate	23.75%	23.5%

Management fee revenue

Management fee revenue rose 3.9% for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Management fees from the Exchange represented 73.0% and 73.9% of the Company’s total revenues for the first quarters of 2005 and 2004, respectively. Management fee revenue is based on the management fee rate, established by the Board of Directors, and the direct written premiums of the Property and Casualty Group. The higher management fee rate in 2005 of 23.75% resulted in $2.4 million more in management fee revenue for the quarter ended March 31, 2005, or an increase in net income per share-diluted of $.02 per share. Direct written premiums of the Property and Casualty Group grew 1.2% in the first quarter of 2005 to $971.8 million. Increases in average premium per policy, which included the impact of certain rate increases in various lines of business that were initially effective in 2004, contributed to the growth of direct written premiums.

Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term policy cancellation. First quarter 2005 and 2004 revenues were reduced by $.4 million and $3.9 million, respectively, due to changes in the allowance. The 2005 allowance adjustment reflects a leveling off of cancellations evidenced by policy retention ratios of 88.3% and 88.4% at March 31, 2005 and December 31, 2004, respectively. The 2004 allowance adjustment was reflective of increased policy cancellations due to initiatives implemented to focus on underwriting profitability. The policy retention ratio declined to 89.8% at March 31, 2004 from 90.2% at December 31, 2003. The methodology used to estimate the premium cancellation allowance was evaluated and refined in the second quarter of 2004. The second quarter 2004 allowance was reduced by $2.8 million as the prior estimate exceeded actual mid-term policy cancellations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

An emphasis on underwriting discipline during 2004 resulted in a tapering off in policy production and reduced policy retention ratios, as anticipated. The rate increases that were attained in 2003 and 2004 helped to offset these reductions. In 2005, the Property and Casualty Group increased emphasis on managing exposure growth and improving risk selection. (See Insurance Underwriting Operations section.)

Policy production and retention ratios

Total new business declined 13.3% to $83.8 million in the first quarter of 2005 from $96.7 million in the first quarter of 2004. Personal lines new business premium written declined 22.5% to $53.1 million from $68.5 million for the first quarters of 2005 and 2004, respectively. Commercial lines new business premiums increased 8.6% to $30.5 million in the first quarter of 2005 from $28.1 million in the first quarter of 2004. (see Note 12, “Segment Information” which contains policies in force and policy retention trends by line of business).

Premium rates and rate change impacts

The average premium per policy increased 6.4% to $1,066 for the twelve months ended March 31, 2005 from $1,002 for the twelve months ended March 31, 2004. The average premium per personal lines policy increased 6.4% while commercial lines average premiums increased 6.2% for the twelve months ended March 31, 2005. The private passenger auto average premium per policy increased 4.3% to $1,192 for the twelve months ended March 31, 2005 from $1,143 for the twelve months ended March 31, 2004.

In 2004 and 2003 substantial rate increases were filed by the Property and Casualty Group for certain lines of business in various states to offset growing loss costs. The Property and Casualty Group writes one-year policies. Rate increases take 24 months to be reflected fully in earned premiums. It takes 12 months to implement a rate increase to all policyholders and another 12 months to earn the increased premiums in full. Because of the time span for full recognition of premium rate increases, certain rate increases approved in 2004 are earned in 2005.

Given the improved underwriting results and the change in general market conditions, rate actions will not continue to follow trends experienced in recent years. Management continuously evaluates pricing actions and estimates that those approved, filed and contemplated for filing through March 31, 2005 will result in a net decrease in direct written premiums of $4.8 million in 2005. The improved experience will allow the Property and Casualty Group to be more price competitive for potential new policyholders and improve retention of existing policyholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 Activity

Beginning in August 2004, the Property and Casualty Group implemented insurance scoring for underwriting purposes for its private passenger auto and homeowners lines of business in all operating states, except Maryland, in response to changing competitive market conditions. The Property and Casualty Group has developed a price segmentation model that incorporates insurance scoring, among other risk characteristics, into a rating plan with multiple pricing tiers. This segmented pricing will enable the Property and Casualty Group to offer competitive rates to more customers with the best loss characteristics, providing greater flexibility in pricing policies with varying degrees of risk. In March 2005, use of the rating plan was implemented on all new business. Application of the rating plan to renewal business is expected for policies renewing effective April 2005.

To support the independent agents’ policy growth efforts, management is also considering additional marketing initiatives to attract preferred business.

Service agreement revenue

Service agreement revenue decreased to $4.8 million for the first quarter of 2005, from $5.6 million for the same period in 2004. Included in service agreement revenue are service charges the Company collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. Service charge income was $4.8 million and $4.9 million in the first quarters of 2005 and 2004, respectively.

Also included in service agreement revenue is service income received from the Exchange as compensation for the management and administration of voluntary assumed reinsurance from non-affiliated insurers. As the Exchange exited the assumed reinsurance business as of December 31, 2003, a modest amount of reinsurance premium was recorded generating $.7 million in service agreement revenue in the first quarter of 2004 as remaining treaties expired. In the first quarter of 2005, the remaining activity generated minimal service income for the Company. The service agreement between the Company and Exchange was terminated effective March 31, 2005.

Cost of management operations

The cost of management operations increased 3.8% for the first quarter of 2005 to $177.7 million from $171.2 million during the first quarter of 2004, primarily due to an increase in commission and personnel costs.

Commissions to independent agents, which are the largest component of the cost of management Operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three months ended March 31
			Percent
(dollars in thousands)	2005	2004	Change
Scheduled rate commissions	$110,046	$111,100	(0.9)%
Accelerated rate commissions	3,042	6,323	(51.9)
Agent bonuses	12,899	7,503	71.9
Allowance for mid-term policy cancellations	200	(2,000)	110.0

Total commissions	$126,187	$122,926	2.7%

Scheduled rate commissions decreased to $110.0 million for the quarter ended March 31, 2005. Scheduled rate commissions were impacted by a 1.2% increase in the direct written premiums of the Property and Casualty Group in the first quarter of 2005 and a reduction in certain commercial commission rates. Commercial commission rate reductions became effective on premiums collected after December 31, 2004 and resulted in a $5.3 million reduction in scheduled rate commissions in the first quarter of 2005. Accelerated rate commissions are offered to newly recruited agents and include their normal commission schedules. Accelerated commissions were lower in the first three months of 2005 as there were fewer new agency appointments in 2004 and existing accelerated commission contracts expired. New agency appointments are expected to increase in 2005 and accelerated commissions are expected to increase accordingly.

The agent bonus program awards are based on the agency’s property/casualty underwriting profitability and also includes a component for growth in agency property/casualty premiums, if agencies are profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by agency. The increase in agent bonuses in the first quarter of 2005 reflects the impact of the improved underwriting profitability in 2004, as the bonus program considers the current and two prior years’ actual underwriting data. The agent bonus award is estimated at $50 million for 2005. The reward estimate at the first quarter of 2004 was lower given the actual underwriting results of 2003 and 2002.

The cost of management operations excluding commission costs, increased 6.7% for the three months ended March 31, 2005 to $51.5 million from $48.3 million recorded in the first quarter of 2004. Personnel related costs are the second largest component in cost of management operations. The Company’s personnel costs totaled $31.8 million for the three months ended March 31, 2005, compared to $29.8 million for the same period in 2004, an increase of 6.9%. Contributing to this increase was a 6.8% increase in salaries and wages due to a (1) 5% increase in staffing levels, (2) 4% increase in normal merit pay rates and (3) an offsetting increased reimbursement from affiliated companies. Total employee benefit costs increased 8.2% in the first quarter of 2005 compared to the first quarter of 2004. Retirement plan benefit costs increased 12.2% to $2.7 million in the first quarter of 2005 compared to $2.4 million in the first quarter of 2004. The Company’s consulting actuarial firm completed an experience study in the first quarter of 2005 that evaluated actual participant experience from the past five years. The results of the study, which were factored into the development of the 2005 retirement plan benefit cost estimates, reflected lower turnover assumptions in the postretirement benefit plan, which will increase the Company’s projected annual costs by $.5 million. The net impact on projected benefit costs related to the employee pension plan as a result of changes in various assumptions is not significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Insurance Underwriting Operations

	Three months ended March 31
(dollars in thousands)	2005	2004
	(Unaudited)
Premiums earned	$53,648	$50,649
Losses and loss adjustment expenses incurred	32,677	38,037
Policy acquisition and other underwriting expenses	14,742	14,103

Total losses and expenses	47,419	52,140

Underwriting income (loss)	$6,229	($1,491)

The following table reconciles the underwriting results of the Property and Casualty Group on a statutory accounting basis (SAP) to the underwriting results of the Company on a GAAP basis. The detail of the Property and Casualty Group provides financial data for the direct business and the reinsurance business separately.

Reconciliation of Property and Casualty Group Underwriting Results to the Company Underwriting Results

	Three months ended March 31
(dollars in thousands)	2005	2004
	(Unaudited)
Property and Casualty Group Insurance Underwriting Operations (SAP Basis)
Direct underwriting results:
Direct written premium	$971,825	$960,710

Premium earned	991,283	927,495
Loss and loss adjustment expenses incurred	574,052	667,638
Policy acquisition and other underwriting expenses	270,613	258,691

Total losses and expenses	844,665	926,329

Direct underwriting income	146,618	1,166
Nonaffiliated reinsurance underwriting results—net	(15,256)	(14,409)

Net underwriting gain (loss) (SAP Basis)	131,362	(13,243)

Erie Indemnity Company Insurance Underwriting Operations (SAP to GAAP Basis)
Percent of pool assumed by Company	5.5%	5.5%

Company preliminary underwriting income (loss):
Direct	8,064	64
Nonaffiliated reinsurance	(839)	(792)

Net underwriting gain (loss) (SAP Basis)	7,225	(728)

Excess-of-loss premiums ceded to the Exchange	(844)	(842)
Reinsurance charges under excess-of-loss agreement	(340)	0
SAP to GAAP adjustments	188	79

Company underwriting income (loss) (GAAP Basis)	$6,229	$(1,491)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to certain GAAP adjustments and the effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange. The statutory combined ratio as reported, and the statutory combined ratio after being adjusted for the profit component paid to the Company, are also presented below for the Property and Casualty Group:

	Three months ended March 31
	2005	2004
Company GAAP combined ratio	88.4%	102.9%
Statutory combined ratio	86.8	100.2
Statutory combined ratio, excluding catastrophes	86.3	99.4
Adjusted statutory combined ratio	81.4	95.0
Adjusted statutory combined ratio, excluding catastrophes	80.9	94.2

Direct

The Company’s insurance subsidiaries’ share of the Property and Casualty Group’s direct business generated underwriting income of $8.1 million and $.1 million on a statutory basis in the first quarters of 2005 and 2004, respectively. The Property and Casualty Group’s reported statutory combined ratio, calculated on direct business only, was 85.6 and 99.5 for the first quarters of 2005 and 2004, respectively. The improvement in 2005 underwriting results on direct business reflects the impact of the underwriting profitability initiatives implemented in 2003 and 2004 to help offset severity increases and manage exposure growth. During the first quarter of 2004, seasonal fluctuations were not recognized. Prior to the third quarter 2004, reserve estimates were reviewed quarterly but seasonal fluctuations in loss reserves were previously recognized over the balance of the year. Since then, seasonal fluctuation in the Property and Casualty Group’s underwriting results are recognized in the quarterly results in which they occurred. The first quarter of the fiscal year typically has the lowest non-catastrophe claim volume of the year. Catastrophe losses incurred by the Property and Casualty Group were not significant and therefore the lower claim volume, coupled with improving underwriting, resulted in seasonally low losses at March 31, 2005. Underwriting losses are seasonally higher in the second and fourth quarters and as a consequence, the Company’s property/casualty combined ratio generally increases as the year progresses.

Underwriting profitability initiatives

The Property and Casualty Group continues to maintain its focus on enhancing quality growth while maintaining underwriting profitability. Recent underwriting practices have strengthened the Property and Casualty Group’s financial position to compete for profitable business. Underwriting practices affect the number of new policyholders eligible for coverage with the Property and Casualty Group as well as the number eligible to renew and the terms of renewal. The acceptability of risks written by the Property and Casualty Group is an important element of underwriting profitability.

In 2004, the Property and Casualty Group began utilizing insurance scoring for underwriting purposes to aid in risk selection. Insurance scoring is an objective tool that insurers use, along with other applicant information, to better predict the likelihood of policyholder losses. By more precisely predicting the likelihood of future losses, the tool can help insurers manage their risk, enabling them to more accurately price insurance coverage. Underwriting profitability is also affected by loss

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

cost inflation and changes in the average loss per claim. The Property and Casualty Group is currently implementing the use of insurance scoring for pricing purposes. The cost of obtaining insurance scores on applications during the first quarter of 2005 was $.5 million.

Insurance scoring has been incorporated into a rating plan with multiple pricing tiers, which was applied to new business in March 2005. The rating plan is expected to be used to begin evaluating renewal business beginning in April 2005. This segmented pricing will enable the Company to offer competitive rates to more customers, providing greater flexibility in pricing policies with varying degrees of risk. To also stimulate growth, the Company planned to continue its agent appointment efforts in 2005. Through the first quarter of 2005, six new agents have been appointed in existing territories.

Catastrophe losses

Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its exposure by geographic region. The Property and Casualty Group maintains catastrophe reinsurance coverage from unaffiliated insurers. The 2005 agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $200 million per occurrence. No loss recoverables were recorded under this treaty at March 31, 2005. Additionally, the Company’s property/casualty insurance subsidiaries’ all-lines excess-of-loss reinsurance agreement with the Exchange should substantially mitigate the effect of catastrophe losses on the Company’s financial position. During the first quarters of 2005 and 2004, the Company’s share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $.3 million and $.4 million, respectively and contributed .5 points and .8 points to the GAAP combined ratio respectively.

Reinsurance

The Company’s property/casualty insurance subsidiaries’ nonaffiliated reinsurance business includes its share of the Property and Casualty Group’s voluntary and involuntary assumed reinsurance business and unaffiliated ceded business. The Exchange exited the voluntary assumed reinsurance business as of December 31, 2003 to allow the Property and Casualty Group to focus on its core business and lessen its underwriting exposure. The effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange is also reflected in the reinsurance business when looking at the Company’s results on a segment basis. The excess-of-loss reinsurance agreement is not subject to the intercompany pooling agreement and is presented after the effects of the pool in the previous reconciliation table.

The Company’s property/casualty insurance subsidiaries’ all lines excess-of-loss reinsurance agreement with the Exchange limits their retained share of ultimate net losses in any applicable accident year. EIC’s and EINY’s aggregate excess-of-loss reinsurance agreement with the Exchange provides that once EIC and EINY have sustained ultimate net losses, excluding losses from terrorism, nuclear, biological and chemical events, in any applicable accident year that exceed an amount equal to 72.5% of EIC’s and EINY’s net premiums earned in that period, the Exchange will be liable for 95% of the amount of such excess, up to but not exceeding, an amount equal to 95% of 15% of EIC’s and EINY’s net premium earned. Losses equal to 5% of the ultimate net loss in excess of the retention under the contract are retained by EIC and EINY. The contract only permits loss recoverables when claims are paid. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

contract also requires that any unpaid loss recoverables will be commuted 60 months after an annual period expires. The premium for this coverage decreased to 1.5% of EIC’s and EINY’s net premium earned in 2005 from 1.7% in 2004 to reflect current market conditions. The premium paid to the Exchange for this agreement in each of the first quarters of 2005 and 2004 was $1.7 million, of which $.8 million was recorded as incurred expense during the first quarter of 2005.

In the first quarter of 2005, the Company’s property/casualty insurance subsidiaries recorded net charges under the excess-of-loss reinsurance agreement with the Exchange of $.3 million. Included in the net charges of $.3 million are recoveries for the first quarter of 2005 of $.1 million offset by the commutation of the 1999 accident year. In accordance with this agreement, commutation of an accident year occurs five years after the accident year expires. The 1999 accident year met the commutation criteria and the unpaid loss recoverable of $3.4 million was settled in March 2005. The present value of the estimated losses from the 1999 accident year, or $3.0 million, was settled with the Exchange by the Company’s property/casualty insurance subsidiaries resulting in a charge to the Company of $.4 million. The $.1 million first quarter 2005 recovery related to the 2000 and 2001 accident years.

During the first quarter of 2004, no charges or recoveries under the excess-of-loss agreement were recorded by the Company’s property/casualty insurance subsidiaries. As reimbursement occurs only when claims are paid, no cash payments have been made between the companies in 2005 or 2004 for recoveries. An increase in the recoverable in any given year reduces the Company’s losses and loss adjustment expenses on the Consolidated Statements of Operations while a decrease in the recoverable results in an increase in the Company’s losses and loss adjustments expenses.

Policy acquisition and other underwriting expenses

Policy acquisition and other underwriting expenses of the Property and Casualty Group include the management fee due to the Company of $230.8 million and $225.8 million for the first quarters of 2005 and 2004, respectively. The amount presented on the Company’s Statements of Operations as management fee revenue reflects the elimination of intercompany management fee revenue between the EIC, EINY and the Company, and the allowance for mid-term policy cancellations. Dividends paid to workers’ compensation policyholders increased $1.9 million in the first quarter of 2005 to $6.5 million as average loss ratios of these policyholders improved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investment Operations

	Three months ended March 31
(dollars in thousands)	2005	2004
	(Unaudited)
Net investment income	$14,468	$14,686
Net realized gains on investments	5,497	2,853
Equity in earnings of EFL	767	1,414
Equity in earnings of limited partnerships	2,111	418

Net revenue from investment operations	$22,843	$19,371

The increase in net revenue from investment operations in 2005 is due in part to equity in earnings of limited partnerships of $2.1 million in the first quarter of 2005, compared to $.4 million in the first quarter of 2004. In addition, sales of common equity securities in the first quarter of 2005 drove a $2.6 million increase in net realized gains on investments. There were impairment charges of $1.5 million included in net realized gains or losses on fixed maturity and equity investments in the first quarter of 2005 related to the automotive and technology industries. There were no impairment charges on these securities in the first quarter of 2004.

The Company’s performance of its fixed maturities and preferred stock portfolios compared to selected market indices is presented below.

	Pre-tax annualized total returns
	Two year period ended
	March 31, 2005 (1)
Erie Indemnity Company Indices:
Fixed maturities – corporate	5.52%
Fixed maturities – municipal	3.08	(2)
Preferred stock	7.90	(2)
Common stock	17.67	(3)

Market indices:

Lehman Brothers U.S. Aggregate	3.25%
S&P 500 Composite Index	20.02

(1)	Includes investment income, realized and unrealized gains and losses.

(2)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 5.62% and 9.79%, respectively.

(3)	Return is gross of fees to external managers.

Private equity and mezzanine debt limited partnerships generated earnings of $1.1 million and $.1 million for the three months ended March 31, 2005 and 2004, respectively. There were impairment charges of $.6 million and $.1 million on limited partnerships in the first quarters of 2005 and 2004, respectively, related to private equity limited partnerships.

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

2005, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.2 billion, or 40.0%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.

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

The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 73.9% and 74.2% of invested assets at March 31, 2005 and December 31, 2004, respectively. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

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

The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invested. The limited partnership portfolio comprises 10.0% and 9.9% of invested assets at March 31, 2005 and December 31, 2004, respectively. These investments consist primarily of equity investments in small and medium-sized companies and in real estate. The Company achieves diversification within the limited partnership portfolio by investing in approximately 75 partnerships that have approximately 1,475 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

Property/casualty loss reserves

Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.

Multiple actuarial methods are used in estimating unpaid loss and loss adjustment expense liabilities. Each methodology utilizes unique assumptions and variables. A range of reasonable estimates is developed utilizing these methods for each product line or product coverage analyzed. The presence or absence and magnitude of underlying variables, their interaction, and their recognition in estimation methods will cause the width of the range to vary for different product segments and over time for the same product segment. The final estimate recorded by management is a function of detailed analyses of historical trends adjusted as new emerging data indicates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loss and loss adjustment expense reserves are presented on the Company’s Statements of Financial Position on a gross basis for EIC, ENY, and EPC, the property/casualty insurance subsidiaries of the Company that wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on the Company’s Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement and excess-of-loss reinsurance agreement are presented below:

Loss and Loss Adjustment Expense Reserve:

	As of
	March 31,	December 31,
(in thousands)	2005	2004
Gross reserve liability
Personal:
Private passenger auto	$396,653	$400,609
Catastrophic injury	85,252	86,239
Homeowners	23,030	22,798
Other personal	6,771	6,322
Commercial:
Workers’ compensation	216,396	216,808
Commercial auto	80,521	78,646
Commercial multi-peril	63,396	63,118
Catastrophic injury	419	454
Other commercial	16,252	15,288
Reinsurance	53,896	52,752

Gross reserves	942,586	943,034
Reinsurance recoverables	762,272	765,563

Net reserve liability	$180,314	$177,471

As discussed previously, loss and loss adjustment expense reserves are developed using multiple estimation methods that result in a range of estimates for each product coverage group. The estimate recorded is a function of detailed analysis of historical trends and management expectations of future events and trends. The product coverage that has the greatest potential for variation is the automobile catastrophic injury liability reserve. The range of reasonable estimates, on a net basis, for the automobile catastrophic injury liability reserve, for both personal and commercial is from $143 million to $344 million for the Property and Casualty Group. The reserve carried by the Property and Casualty Group at March 31, 2005 was $202 million, which is management’s best estimate of liability. The Company’s property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $11 million at March 31, 2005.

The potential variability in these reserves can be primarily attributed to automobile no-fault claims incurred prior to 1986. The automobile no-fault law in Pennsylvania at that time provided for unlimited medical benefits. There are currently 392 claimants requiring lifetime medical care of which 79 involve catastrophic injuries. The estimation of ultimate liabilities for these claims is subject to significant judgment due to assumptions that must be made for mortality rates, medical inflation costs, changes in medical technologies and variations in claimant health over time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

It is anticipated that these automobile no-fault claims will require payments over approximately the next 40 years. The impact of medical cost inflation in future years is a significant variable in estimating this liability over 40 years. A 100-basis point change in the medical cost inflation assumption would result in a change in net liability for the Company of $2 million. Claimants’ future life expectancy is another significant variable. The life expectancy assumption underlying the estimate reflects experience to date. Actual experience, different than that assumed, could have a significant impact on the reserve estimate.

At March 31, 2005, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. At March 31, 2005, paid claims and case reserves on reported claims total $79.2 million, with an additional exposure to adverse development of $70.8 million if every claim ultimately develops into the full layer limit loss. The estimate of assumed loss and loss adjustment expense reserves was derived from thoroughly reviewing all outstanding reinsurance contracts for potential exposure. However, estimation of ultimate liabilities for these claims is difficult due to uncertainties regarding delays in claim investigation, lengthy emergence periods for claims such as respiratory disorders, and coverage disputes with respect to the number of events. The most critical factor in the estimation of these losses is whether the destruction of the World Trade Center Towers will be considered a single event or two separate events. The Company believes the current reserves should be sufficient to absorb the potential development that may occur should the destruction of the World Trade Center Towers be considered two separate events. No losses were recognized by the Company’s property/casualty insurance subsidiaries in 2005 or 2004 related to the World Trade Center attack.

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

Members of the Property and Casualty Group are also rated by Weiss Ratings, Inc., which is a consumer-oriented rating company that issues ratings designed to provide an independent opinion of an insurance company’s financial strength. During the first quarter 2005, the Erie Insurance Exchange was upgraded to a B (Good) rating based upon the Company’s third quarter 2004 financial results and the remaining members of the Property and Casualty Group maintain B (Good) ratings. Management believes that financial ratings are among many important factors in marketing the Property and Casualty Group’s products to its agents and customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. The Company’s major sources of funds from operations are the net cash flow generated from the Company’s management operations, the net cash flow from EIC’s and EINY’s 5.5% participation in the underwriting results of the reinsurance pool with the Exchange, and investment income from affiliated and non-affiliated investments. With respect to the management fee, funds are generally received from the Exchange on a premiums collected basis. The Company has a receivable from the Exchange and affiliates related to the management fee receivable from premiums written, but not yet collected, as well as the management fee receivable on premiums collected in the current month. The Company pays nearly all general and administrative expenses on behalf of the Exchange and other affiliated companies. The Exchange generally reimburses the Company for these expenses on a paid basis each month.

Management fee and other cash settlements due from the Exchange were $185.6 million at March 31, 2005, and $207.2 million at December 31, 2004. A receivable from EFL for cash settlements totaled $4.7 million at March 31, 2005, compared to $4.3 million at December 31, 2004. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool decreased less than 1% to $893.6 million at March 31, 2005 from $893.8 million at December 31, 2004. The changes are the result of corresponding changes in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The change in the property/casualty insurance subsidiaries reserves ceded to the Exchange is a result of a corresponding increase or decrease in direct premium written by the Company’s property/casualty insurance subsidiaries. Direct written premium of the property/casualty insurance subsidiaries decreased 1.0% in the first quarter of 2005 compared to a 4.9% increase in the first quarter of 2004.

Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on the Company of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The exposure for large loss payments is also mitigated by the Company’s excess-of-loss reinsurance agreement with the Exchange. The cash flow requirements for claims have not historically been significant to the Company’s liquidity. Historically, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.

The Company has historically generated sufficient net positive cash flow from its operations to fund its commitments and build the investment portfolio. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $62.5 million and $44.6 million for the three months ended March 31, 2005 and 2004, respectively.

Cash paid in the first quarter of 2005 for agent bonuses was $46.4 million. As $46.0 million was accrued for agent bonuses in 2004, the Company’s income reflected the $.4 million change in the first quarter of 2005. There were no contributions to the employee pension plan in the first quarter of 2005 compared to a $7.6 million contribution in the first quarter of 2004. The Company has met its minimum pension funding requirements and does not intend on making a contribution to its employee pension plan in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Proceeds from the sales of equity securities totaled $40.9 million and $5.0 million in the first quarters of 2005 and 2004, respectively. The Company has liquidated certain of its internally managed equity securities to allow the external investment managers to manage the portfolio. Purchases of equity securities were $50.8 million and $5.2 million in the first quarters of 2005 and 2004, respectively. The first quarter 2005 activity represents the external investment managers building the equity securities portfolio.

Dividends paid to shareholders for the three months ended March 31, 2005 and 2004, totaled $20.6 million and $13.9 million, respectively. As part of its capital management activities in 2004, the Company increased its quarterly shareholder dividends for 2005 by 51% on both its Class A and Class B common stock. The annualized dividends will increase the Company’s 2005 payout by approximately $28 million from the prior dividend level. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company.

During the first quarter of 2005, the Company repurchased 285,428 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $14.6 million, or an average price per share of $51.21. (See table at Part II. Item 2., Issuer Repurchases of Equity Securities.) The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Financial Condition of the Exchange

The Company has a direct interest in the financial condition of the Exchange because management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have 5.5% participation. The Company’s property/casualty insurance subsidiaries have in effect an all-lines aggregate excess-of-loss reinsurance agreement with the Exchange to reduce potential exposure to catastrophe losses and variations in underwriting results. Additionally, a concentration of credit risk exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.

To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. Additional information, including condensed statutory financial statements of the Exchange, are presented in Note 11 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Insurance Premium Rate Increases

The premium growth attributable to rate increases of the Property and Casualty Group directly affects underwriting profitability of the Property and Casualty Group and the Exchange. In recent years, prices for commercial and personal lines insurance have increased considerably in the industry. The property/casualty insurers of the Property and Casualty Group also increased prices considerably during 2003 and into 2004. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2005, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of our competitors, could affect the ability of our agents to sell and/or renew business.

Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines in 2003 and 2004. While these levels of rate increases are not expected to increase, the first three months of 2005 included some of the impact of these rate changes becoming effective. The rate increases accounted for approximately $26 million in increased written premiums. The total impact in 2005 of pricing actions approved, filed, awaiting approval or contemplated through March 31, 2005, is anticipated to result in a net decrease in written premiums of $4.8 million. The majority of the rate decreases stem from the private passenger auto and the homeowners lines of business in Pennsylvania. Pricing actions anticipated in 2005 are a result of the recent improvements in underwriting results. A return to more stable rates should allow the Property and Casualty Group to be more competitive with other insurers and is anticipated to increase the Property and Casualty Group’s ability to attract new policyholders and to retain existing policyholders.

Insurance Scoring

The Property and Casualty Group continues developing its comprehensive rating plan for private passenger auto and homeowners lines of business. The rating plan includes significantly more rating tiers, providing the Company greater flexibility in pricing policies with varying degrees of risk. Insurance scoring is among the most significant risk factors the Company has recently incorporated into the rating plan. Expanded pricing segmentation, incorporating insurance scoring, should enable the Company to provide more competitive rates to policyholders with varying risk characteristics as risks can be more accurately priced.

Implementing and refining insurance scoring could impact retention of existing policyholders and could affect the Property and Casualty Group's ability to attract new policyholders. Introduction of variables such as credit worthiness could potentially disrupt the relationships with policyholders insured by the Property and Casualty Group. The extent of this impact cannot be determined.

Catastrophe Losses

The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms, winter freeze, fires and explosions. The Property and Casualty Group maintains catastrophe occurrence reinsurance coverage to mitigate the future potential catastrophe loss exposure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Information Technology Costs

In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The first major component of the eCommerce program (network and desktop hardware deployment) was completed during 2002.

The Erie Insurance Group has spent $180.4 million on the eCommerce program through March 2005. Target delivery dates established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption.

While functional as a personal lines rating and policy administration system, ErieConnection agency interface has generally not met the Company’s or agent’s expectations for ease of use. The Company has postponed further deployment of the system until such usability issues are resolved. Estimates of the costs to improve the agency interface for ease of use needed to facilitate future deployment and the timetable for deployment are currently being developed.

Investment Risk

The Company is exposed to interest rate risk through its fixed maturities portfolio. As interest rates rise, impairment charges could be recognized in future period. Additionally, the emerging authoritative guidance on the determination of when an investment is impaired and whether the impairment is other than temporary, could result in significant impairments being recognized in future periods.

Sarbanes-Oxley Act of 2002—Section 404 Internal Control Reporting

The Sarbanes-Oxley Act of 2002 established numerous compliance requirements for public companies which include an annual evaluation of internal controls (Section 404). Management completed its Section 404 evaluation of internal controls as of December 31, 2004 and reported that there were no material weaknesses in internal controls over financial reporting within the Company. While certain deficiencies were identified during management’s evaluation, remediation plans were developed, implemented and completed by the end of 2004. The Company continues to make process improvements in areas where enhancements identified during the evaluation would be beneficial to the business and internal control processes.

The Sarbanes-Oxley Act will continue to require the Company to dedicate substantial resources to complete its 2005 and future evaluations including internal personnel and external auditing and consulting fees.

Management makes judgments in its evaluation of internal controls. These judgments could change over time and/or control processes within the Company will evolve in response to system development and business needs. Management’s current opinion of internal control is not an assurance of control effectiveness in future periods.

Terrorism

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (“Act”), establishing a program for commercial property/casualty losses, including workers’ compensation, resulting from foreign acts of terrorism. The Act required commercial insurers to make terrorism coverage available immediately through at least December 31, 2004, and provided limited federal protection above individual company retention levels, based upon a percentage of direct earned premium, and above aggregate industry retention levels that range from $10 billion in the second year to $15 billion in the third year of the program. The federal government will pay 90% of covered terrorism losses that exceed retention levels. On June 18, 2004, the Department of Treasury announced its decision to require insurers to continue to make terrorism coverage available under the Act in program year three. The Act is scheduled to expire on December 31, 2005. Personal lines are not included under

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the protection of the Act, and state regulators have not approved exclusions for acts of terrorism on personal lines policies. The Property and Casualty Group is exposed to terrorism losses for personal and commercial lines and workers’ compensation, although commercial lines and workers’ compensation are afforded a backstop above certain retention levels for foreign acts of terrorism under the federal program until December 31, 2005. If the Terrorism Risk Insurance Act is not extended or reauthorized, the Property and Casualty Group will be exposed to terrorism losses for commercial lines and workers’ compensation without the benefit of the federal backstop. The Property and Casualty Group could incur large losses if future terrorist attacks occur.

The Erie Insurance Group has taken the steps necessary to comply with the Act by providing notices to all commercial policyholders disclosing the premium, if any, attributable to coverage for acts of terrorism, as defined in the Act, and disclosing federal participation in payment of terrorism losses. The Act pre-empted any exclusion or provision in place prior to November 26, 2002, that excluded or limited coverage for losses from foreign acts of terrorism. Insurers may exclude coverage for foreign acts of terrorism under the Act if the policyholder accepts an exclusion and rejects coverage or fails to pay additional premium charges after notice is given. Exclusions are not allowed under workers’ compensation policies and rates for terrorism coverage are applied in accordance with state laws.

The Erie Insurance Group continues to evaluate procedures that have been established to comply with the Act. Terrorism coverage is not excluded under the majority of the Property and Casualty Group commercial property/casualty policies. Other than workers’ compensation, which incur charges consistent with state law, premium charges for terrorism coverage are currently applied only for a small number of new and renewal commercial policies where deemed appropriate based upon individual risk factors and characteristics. Appropriate disclosure notices are provided in accordance with the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2004 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended March 31, 2005. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2005 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan
January 1 - 31, 2005	50,224	$52.41	48,426

February 1 - 29, 2005	1,126	53.04	1,126

March 1 - 31, 2005	235,876	50.96	235,876

Total	287,226	51.22	285,428	$180,000,000

The month of January 2005 includes 1,798 shares that vested under the stock compensation plan for the Company’s outside directors. Included in this amount are the vesting of 1,744 of awards previously granted and 54 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).

In March 2005, the Company purchased, in a privately negotiated block trade, 200,000 shares of its Class A common stock for $10,143,800 from Samuel P. Black III, former director of the Company. These shares were beneficially owned by Mr. Black through the Black Interests Limited Partnership.

PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.83	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2005 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: April 25, 2005	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO