Form 10-Q
period 2005-06-30
ERIE INDEMNITY CO
filed 2005-08-03
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The number of shares outstanding of Class A Common Stock, with no par value and a stated value of $.0292 per share was 62,519,483 at July 28, 2005.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share was 2,843 at July 28, 2005.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	June 30	December 31
ASSETS	2005	2004
	(Unaudited)
INVESTMENTS
Fixed maturities at fair value (amortized cost of $960,739 and $939,280, respectively)	$987,637	$974,512
Equity securities at fair value (cost of $218,951 and $175,860, respectively)	232,700	202,694
Limited partnerships (cost of $119,069 and $116,097, respectively)	136,369	130,464
Real estate mortgage loans	4,960	5,044

Total investments	1,361,666	1,312,714

Cash and cash equivalents	33,271	50,061
Accrued investment income	12,472	12,480
Premiums receivable from policyholders	286,820	275,721
Federal income taxes recoverable	6,262	3,331
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	773,716	765,563
Ceded unearned premiums to Erie Insurance Exchange	128,227	128,187
Notes receivable from Erie Family Life Insurance Company	40,000	40,000
Other receivables from Erie Insurance Exchange and affiliates	217,271	211,488
Reinsurance recoverable from non-affiliates	298	351
Deferred policy acquisition costs	17,480	17,112
Property and equipment	13,146	13,581
Equity in Erie Family Life Insurance Company	60,149	58,728
Securities lending collateral	35,550	0
Prepaid pension	44,790	50,860
Other assets	44,490	39,567

Total assets	$3,075,608	$2,979,744

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

	(Dollars in thousands)
	June 30	December 31
LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004
	(Unaudited)
LIABILITIES
Unpaid losses and loss adjustment expenses	$955,487	$943,034
Unearned premiums	478,643	472,553
Commissions payable and accrued	172,360	179,284
Securities lending collateral	35,550	0
Accounts payable and accrued expenses	58,339	49,025
Deferred income taxes	16,633	24,122
Dividends payable	20,457	20,612
Employee benefit obligations	27,003	24,233

Total liabilities	1,764,472	1,712,863

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,576,800 and 67,540,800 shares issued, respectively; 62,519,483 and 62,992,841 shares outstanding, respectively	1,971	1,970
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,843 and 2,858 shares authorized, issued and outstanding, respectively	199	200
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	36,096	58,611
Retained earnings	1,447,133	1,354,181

Total contributed capital and retained earnings	1,493,229	1,422,792

Treasury stock, at cost, 5,057,317 and 4,547,959 shares, respectively	(182,093)	(155,911)

Total shareholders’ equity	1,311,136	1,266,881

Total liabilities and shareholders’ equity	$3,075,608	$2,979,744

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
OPERATING REVENUE
Management fee revenue — net	$240,390	$242,037	$458,126	$451,702
Premiums earned	54,166	51,065	107,814	101,714
Service agreement revenue	5,359	5,224	10,146	10,823

Total operating revenue	299,915	298,326	576,086	564,239

OPERATING EXPENSES
Cost of management operations	187,232	182,120	355,172	343,941
Losses and loss adjustment expenses incurred	33,785	40,002	66,462	78,040
Policy acquisition and other underwriting expenses	12,356	12,434	24,200	23,752

Total operating expenses	233,373	234,556	445,834	445,733

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	15,934	15,605	30,402	30,291
Net realized gains on investments	9,196	3,030	14,693	5,883
Equity in earnings of limited partnerships	20,645	1,465	22,756	1,883

Total investment income — unaffiliated	45,775	20,100	67,851	38,057

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	112,317	83,870	198,103	156,563

Provision for income taxes	37,581	28,289	66,310	52,724

Equity in earnings of Erie Family Life Insurance Company, net of tax	1,432	1,374	2,146	2,688

Net income	$76,168	$56,955	$133,939	$106,527

Net income per share — basic
Class A common stock	$1.21	$0.89	$2.12	$1.66

Class B common stock	183.89	135.81	322.67	253.68

Net income per share — diluted	1.10	0.81	1.92	1.50

Weighted average shares outstanding
Basic:
Class A common stock	62,618,604	63,715,921	62,771,739	63,877,980

Class B common stock	2,843	2,878	2,847	2,878

Diluted Shares	69,525,438	70,697,736	69,688,173	70,859,795

Dividends declared per share:
Class A common stock	$0.325	$0.215	$0.65	$0.43

Class B common stock	48.75	32.25	97.50	64.50

See Accompanying Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Dollars in thousands)

Net Income	$76,168	$56,955	$133,939	$106,527

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	5,814	(47,858)	(19,945)	(24,916)
Less: Gains included in net income	(9,196)	(3,030)	(14,693)	(5,883)

Net unrealized holding losses arising during period	(3,382)	(50,888)	(34,638)	(30,799)
Income tax benefit related to unrealized losses	1,183	17,811	12,123	10,780

Change in other comprehensive income, net of tax	(2,199)	(33,077)	(22,515)	(20,019)

Comprehensive income	$73,969	$23,878	$111,424	$86,508

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$448,882	$426,633
Service agreement fee received	9,812	10,823
Premiums collected	107,131	103,862
Net investment income received	32,940	31,920
Dividends received from Erie Family Life	899	899
Salaries and wages paid	(47,701)	(40,700)
Pension funding and employee benefits paid	(5,100)	(14,912)
Commissions paid to agents	(231,410)	(230,435)
Agent bonuses paid	(46,693)	(23,953)
General operating expenses paid	(39,066)	(39,341)
Losses and loss adjustment expenses paid	(62,110)	(66,477)
Other underwriting and acquisition costs paid	(5,201)	(7,912)
Income taxes paid	(65,373)	(51,821)

Net cash provided by operating activities	97,010	98,586

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(218,591)	(180,496)
Equity securities	(83,498)	(17,994)
Limited partnerships	(27,980)	(15,420)
Sales/maturities of investments:
Fixed maturity sales	134,010	63,141
Fixed maturity calls/maturities	63,461	63,995
Equity securities	53,169	13,818
Limited partnership sales/distributions	32,740	16,874
Increase (decrease) in collateral from securities lending	35,550	(2,903)
Investment of securities lending collateral	(35,550)	2,903
Purchase of property and equipment	(905)	(430)
Net collections on agent loans	1,117	1,047

Net cash used in investing activities	(46,477)	(55,465)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(41,141)	(27,714)
Purchase of treasury stock	(26,182)	(28,431)

Cash used in financing activities	(67,323)	(56,145)

Net decrease in cash and cash equivalents	(16,790)	(13,024)
Cash and cash equivalents at beginning of period	50,061	52,313

Cash and cash equivalents at end of period	$33,271	$39,289

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes.” FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period the cumulative effect of changing to the new principle. FAS 154 carries forward the guidance in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate without change. FAS 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company has not had any changes in accounting principle in the first half of 2005.
In 2003, Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board originally released Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and the disclosure requirements were ratified. In March 2004, the remaining guidance was ratified to be effective for annual periods ending after June 15, 2004. In October 2004, the effective date of certain application paragraphs of the pronouncement was delayed for further discussion by the Task Force. At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final thus nullifying paragraphs 10-18 of EITF 03-1. The final FSP EITF 03-1-a, to be retitled, FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” will supercede EITF 03-1 and replace certain application paragraphs with references to existing guidance. The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company meets the disclosure requirements of the current EITF 03-1 which will not be changed in the new FSP FAS 115-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
In 2004, FASB issued FAS 123R, “Share-Based Payment,” which requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The related cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. For employees that become eligible to retire during an explicit service period, compensation cost should be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If vesting of share-based payments accelerates upon an employee’s retirement, this should be accrued at the date of retirement. Alternatively, an award may continue to vest after retirement, even though the employee no longer is providing services to the employer. The Company has a long-term incentive plan (Plan) from which restricted stock awards are issued to executive management that are settled in Company stock. However, the Plan does not include an acceleration of vesting clause. Therefore, if an employee retired prior to the close of the plan’s three-year performance period, vesting would cease at the end of the year in which they retire. FAS 123R is effective for interim or annual periods beginning after June 15, 2005. The implementation of FAS 123R will have no impact on the Company’s financial position, operations or cash flows.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Limited partnership investments
Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest primarily in small- to medium-sized companies. Limited partnerships are recorded using the equity method, which is the Company’s share of the carrying value of the partnership. The Company has not guaranteed any partnership liabilities.
NOTE 4 — RECLASSIFICATONS
Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.
NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is calculated under the two-class method which allocates earnings to each class of stock based on its dividend rights. Diluted earnings per share is calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan. In April 2005, one share of Class B voting stock was converted to 2,400 non-voting shares of Class A stock. During the six months ended June 30, 2005, a total of 15 shares of Class B voting stock were converted to 36,000 shares of Class A voting stock. The total weighted average number of shares outstanding used in the basic and diluted earnings per share calculations are shown in the following table for each period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — EARNINGS PER SHARE (Continued)
The following table displays the basic and diluted earnings per-share computations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	(net income amounts in thousands)
	2005	2004	2005	2004
Basic:
Allocated net income — Class A	$75,645	$56,564	$133,021	$105,797
Class A shares of common stock	62,618,604	63,715,921	62,771,739	63,877,980

Class A earnings per share — basic	$1.21	$.89	$2.12	$1.66

Allocated net income — Class B	$523	$391	$918	$730
Class B shares of common stock	2,843	2,878	2,847	2,878

Class B earnings per share — basic	$183.89	$135.81	$322.67	$253.68

Diluted:
Net income	$76,168	$56,955	$133,939	$106,527
Class A shares of common stock	62,618,604	63,715,921	62,771,739	63,877,980
Assumed conversion of Class B common stock and restricted stock awards	6,906,834	6,981,815	6,916,434	6,981,815

Class A shares of common and equivalent shares	69,525,438	70,697,736	69,688,173	70,859,795

Earnings per share — diluted	$1.10	$.81	$1.92	$1.50

In the second quarter 2005, the Company recorded a correction to the accounting for investments in limited partnerships. The adjustment, related to income recognition of unrealized gains and losses recognized by the individual limited partnership investments increased diluted earnings per share by $.13, of which $.09 related to prior year results. See also Note 6.
Restricted stock awards not yet vested include awards related to the long-term incentive plan for executive and senior management of 75,399 shares for the three and six months ended June 30, 2005, and 68,176 shares for the three and six months ended June 30, 2004. Awards not yet vested related to the outside directors stock compensation plan were 8,235 shares for the three and six months ended June 30, 2005, and 6,439 shares for the three and six months ended June 30, 2004.
NOTE 6 — INVESTMENTS
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
The Company had loaned securities, included as part of its invested assets, with a market value of $34.6 million at June 30, 2005. There were no loaned securities at December 31, 2004. Securities lending collateral is recorded by the Company as a liability. The proceeds from the collateral are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — INVESTMENTS (Continued)
invested in cash and short-term investments. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.
The following is a summary of fixed maturities and equity securities:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2005

Fixed maturities
U.S. treasuries & government agencies	$10,446	$404	$25	$10,825
States & political subdivisions	132,454	2,812	231	135,035
Special revenue	177,163	3,606	237	180,532
Public utilities	66,406	4,233	101	70,538
U.S. industrial & miscellaneous	372,861	10,267	2,575	380,553
Mortgage-backed securities	37,516	766	316	37,966
Asset-backed securities	22,598	61	220	22,439
Foreign	109,802	7,291	344	116,749

Total bonds	929,246	29,440	4,049	954,637

Redeemable preferred stock	31,493	1,602	95	33,000

Total fixed maturities	960,739	31,042	4,144	987,637

Equity securities
Common stock:
Public utilities	1,313	146	0	1,459
U.S. banks, trusts & insurance companies	7,869	804	219	8,454
U.S. industrial & miscellaneous	45,277	5,994	1,280	49,991
Foreign	13,688	525	439	13,774
Nonredeemable preferred stock:
Public utilities	20,595	393	222	20,766
U.S. banks, trusts & insurance companies	59,611	2,260	139	61,732
U.S. industrial & miscellaneous	58,366	4,471	417	62,420
Foreign	12,232	1,900	28	14,104

Total equity securities	218,951	16,493	2,744	232,700

Total fixed maturities and equity securities	$1,179,690	$47,535	$6,888	$1,220,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — INVESTMENTS (Continued)

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004

Fixed maturities
U.S. treasuries & government agencies	$11,850	$412	$69	$12,193
States & political subdivisions	80,508	2,515	164	82,859
Special revenue	125,083	3,407	137	128,353
Public utilities	66,927	4,708	52	71,583
U. S. industrial & miscellaneous	429,793	14,953	1,669	443,077
Mortgage-backed securities	48,504	772	390	48,886
Asset-backed securities	21,596	76	286	21,386
Foreign	125,590	9,628	312	134,906

Total bonds	909,851	36,471	3,079	943,243

Redeemable preferred stock	29,429	1,949	109	31,269

Total fixed maturities	939,280	38,420	3,188	974,512

Equity securities
Common stock:
Public utilities	992	11	0	1,003
U. S. banks, trusts & insurance companies	6,197	2,334	50	8,481
U. S. industrial & miscellaneous	34,120	13,136	171	47,085
Foreign	2,245	57	28	2,274
Nonredeemable preferred stock:
Public utilities	21,373	1,939	59	23,253
U. S. banks, trusts & insurance companies	43,605	3,401	2	47,004
U. S. industrial & miscellaneous	55,096	4,667	88	59,675
Foreign	12,232	1,730	43	13,919

Total equity securities	175,860	27,275	441	202,694

Total fixed maturities and equity securities	$1,115,140	$65,695	$3,629	$1,177,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — INVESTMENTS (Continued)
Fixed maturities and equity securities in a gross unrealized loss position at June 30, 2005 are as follows. Data is provided by length of time securities were in a gross unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
U.S. treasuries and government agencies	$2,643	$25	$0	$0	$2,643	$25
States and political subdivisions	18,688	149	5,156	82	23,844	231
Special revenue	34,897	165	4,300	72	39,197	237
Public utilities	9,875	101	0	0	9,875	101
U.S. industrial & miscellaneous	101,721	1,576	42,959	999	144,680	2,575
Mortgage-backed securities	5,773	39	13,038	277	18,811	316
Asset-backed securities	0	0	14,891	220	14,891	220
Foreign	23,921	280	2,934	64	26,855	344

Total bonds	197,518	2,335	83,278	1,714	280,796	4,049

Redeemable preferred stock	4,404	95	0	0	4,404	95

Total fixed maturities	201,922	2,430	83,278	1,714	285,200	4,144

Equity securities
Common stock	25,869	1,938	0	0	25,869	1,938
Nonredeemable preferred stock	37,698	681	3,411	125	41,109	806

Total equity securities	63,567	2,619	3,411	125	66,978	2,744

Total fixed maturities and equity securities	$265,489	$5,049	$86,689	$1,839	$352,178	$6,888

US Treasury Obligations and Government Agencies — The unrealized losses of the Company’s investments in US Treasury obligations and Government agencies were caused by interest rate increases as credit risk is not present in these insturments. The Company has the ability and intent to hold the investments until recovery of fair value, which may be at maturity. Because of this, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2005.
Mortgage-Backed Securities — The unrealized losses on the Company’s investment in mortgage backed securities were generally caused by interest rate increases. The Company has the ability and intent to hold the investments until recovery of fair value, which may be at maturity. Because of this, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2005.
Corporate Bonds (public utilities, US banks, trust and insurance companies, US industrial, miscellaneous and foreign) — The unrealized losses on investments in corporate bonds were caused by both interest rate increases and to declines in credit quality of certain issuers. Evaluation of the near-term prospects suggests that the decline in credit quality is not such that recovery of fair value is unlikely. Because the Company has the ability and intent to hold these investments until recovery of fair value which may be at maturity, these investments are not considered to be other-than-temporarily impaired at June 30, 2005.
Common Stock — The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. In evaluating the near term prospects, the Company considered significant changes in company finances, including company debt ratings, regulatory action, accounting improprieties, etc. Based on that evaluation and the Company’s ability and intent to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — INVESTMENTS (Continued)
hold these investments for a reasonable period to time sufficient for a recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2005.
Non-redeemable Preferred Stock — The unrealized losses on investments in preferred stock relates to both interest rate increases and to declines in credit quality of certain issuers. Evaluation of the near-term prospects suggests that the decline in credit quality is not such that recovery of fair value is unlikely. Because the Company has the ability and intent to hold these investments until recovery of fair value which may be at maturity, these investments are not considered to be other-than-temporarily impaired at June 30, 2005.
The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. There were impairment charges of $1.0 million on equity securities and no impairment charges on fixed maturities in the second quarter of 2005. For the six months ended June 30, 2005, there were impairment charges of $1.5 million on fixed maturities in the automotive industry and $1.1 million on equity securities in the consumer products and technology industries. There were no impairment charges on fixed maturities or equity securities in the three or six months ended June 30, 2004.

(in thousands)	Three Months Ended June 30		Six months Ended June 30
	2005	2004	2005	2004
Fixed maturities:
Gross realized gains	$3,401	$2,430	$4,490	$4,869
Gross realized losses	(578)	(22)	(2,681)	(45)

Net realized gains	2,823	2,408	1,809	4,824

Equity securities:
Gross realized gains	8,546	719	15,674	1,432
Gross realized losses	(2,173)	(97)	(2,790)	(373)

Net realized gains	6,373	622	12,884	1,059

Net realized gains on investments	$9,196	$3,030	$14,693	$5,883

Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest in small- to medium-sized companies. The Company has not guaranteed any of the partnership liabilities. Limited partnerships are recorded using the equity method. In the second quarter of 2005, the Company made a correction to its treatment of unrealized gains and losses on limited partnerships. This correction resulted in an increase in pre-tax income of $14.2 million, or an increase to net income per share-diluted of $.13, to record changes in the fair value of limited partnerships to equity in earnings or losses of limited partnerships in the Consolidated Statement of Operations. The Company had previously reflected unrealized gains and losses on limited partnerships in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. Included in the pre-tax adjustment was $9.4 million of unrealized gains related to 2004 and prior years, or $.09 per share – diluted. While there was an earnings impact related to this adjustment, there was no impact on the Company’s shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — INVESTMENTS (Continued)
The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30		June 30
	2005	2004	2005	2004

Private equity	$10,537	($528)	$11,527	($655)
Real estate	7,727	1,366	8,705	1,665
Mezzanine debt	2,381	627	2,524	873

Total equity in earnings of limited partnerships	$20,645	$1,465	$22,756	$1,883

NOTE 7 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE
The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended		Six Months Ended
(in thousands)	June 30		June 30
	2005	2004	2005	2004

Revenues	$41,787	$41,595	$75,929	$78,368
Benefits and expenses	31,741	21,728	60,424	48,044

Income before income taxes	10,046	19,867	15,505	30,324
Income taxes	3,516	6,620	5,427	10,559

Net income	6,530	13,247	10,078	19,765

Comprehensive income (loss)	$20,648	($27,619)	$10,160	($6,135)

Dividends paid to shareholders	$2,079	$2,079	$4,158	$4,064

	As of
(in thousands)	June 30	December 31
	2005	2004
Investments	$1,531,101	$1,466,579
Total assets	1,784,499	1,661,440
Liabilities	1,506,969	1,389,912
Accumulated other comprehensive income	39,334	39,252
Total shareholders’ equity	277,530	271,528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 8 — RETIREMENT BENEFIT PLANS
The Company’s pension plans consist of: (1) a noncontributory-defined benefit pension plan covering substantially all employees of the Company, (2) an unfunded supplemental employee retirement plan for its executive management and division officers and (3) an unfunded pension plan (discontinued as of 1997) for certain of its outside directors. All liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group, before allocations to related entities.
Components of Net Periodic Benefit Cost

(in thousands)	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004

Service cost	$3,641	$3,309	$315	$242
Interest cost	3,644	3,237	242	177
Expected return on plan assets	(4,346)	(4,248)	—	—
Amortization of prior service cost	175	225	(27)	(13)
Amortization of net loss	904	801	81	38

Net periodic benefit cost	$4,018	$3,324	$611	$444

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Service cost	$7,282	$6,617	$629	$484
Interest cost	7,288	6,475	484	354
Expected return on plan assets	(8,691)	(8,498)	—	—
Amortization of prior service cost	350	451	(54)	(26)
Amortization of net loss	1,807	1,603	163	77

Net periodic benefit cost	$8,036	$6,648	$1,222	$889

A portion of the net periodic benefit cost for the pension and postretirement plans is borne by the Erie Insurance Exchange (Exchange) and EFL. The Company was reimbursed approximately 56% and 54% from the Exchange and EFL combined during the first half of 2005 and 2004, respectively.
NOTE 9 – NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
The Company is due $40 million from EFL in the form of two surplus notes. Repayment of the notes is to be made out of unassigned surplus of EFL only and is subject to approval by the Pennsylvania Insurance Commissioner. The first note, in the amount of $15 million, bears an annual interest rate of 6.45% and is payable on demand on or after December 31, 2005. It is probable that the Company will allow EFL to repay this note through issuance of a new note with a later maturity date. Interest is to be paid semi-annually. EFL paid it’s semi-annual interest to the Company on the surplus note of $.5 million in the second quarters ended June 30, 2005 and 2004.
The second note, in the amount of $25 million, bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. This note was issued to further strengthen the surplus of EFL and to support its continued sales growth. Interest is to be paid semi-annually. EFL paid it’s semi-annual interest of $.8 million to the Company in the second quarters ended June 30, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 10 — STATUTORY INFORMATION
Cash and securities with carrying values of $3.6 million and $3.4 million were deposited by the Company’s property/casualty insurance subsidiaries with regulatory authorities under state insurance laws and regulations at June 30, 2005 and December 31, 2004, respectively.
NOTE 11 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30
(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$133,939	$106,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,661	18,725
Deferred income tax expense	4,029	1,905
Equity in earnings of limited partnerships	(22,756)	(1,883)
Net realized gains on investments	(14,693)	(5,883)
Net amortization of bond premium	1,191	822
Undistributed earnings of Erie Family Life Insurance Company	(1,408)	(1,991)
Deferred compensation	791	682
Increase in receivables and reinsurance recoverable from the Exchange	(25,022)	(90,674)
Increase in prepaid expenses and other assets	(20,635)	(23,190)
Increase in accounts payable and accrued expenses	4,369	15,689
Increase in loss reserves	12,454	48,337
Increase in unearned premiums	6,090	29,520

Net cash provided by operating activities	$97,010	$98,586

NOTE 12 — COMMITMENTS AND CONTINGENCIES
The Company has contractual commitments to invest up to $135.7 million additional funds in limited partnership investments at June 30, 2005. These commitments will be funded as required by the partnerships’ agreements through 2012. At June 30, 2005, the total commitment to fund limited partnerships that invest in private equity securities is $56.5 million, in real estate activities is $62.6 million and in fixed income securities is $16.6 million. The Company expects to have sufficient cash flows from operations and positive flows from existing limited partnership investments to meet these partnership commitments.
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 13 — VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance company, domiciled in Pennsylvania, for which the Company serves as attorney-in-fact. The Company has a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.
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
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004

Premiums earned	$957,895	$914,360	$1,890,689	$1,804,603
Losses and loss adjustment expenses	580,315	600,610	1,134,309	1,257,382
Insurance underwriting and other expenses*	267,272	262,446	509,993	501,770
Dividends to policyholders	3,444	5,036	10,812	7,783
Other expense	5,532	6,646	9,070	9,547

Net underwriting gain	101,332	39,622	226,505	28,121

Net investment income	100,883	68,765	180,518	131,494
Net realized gains	294,706	14,023	371,305	31,179

Total investment income	395,589	82,788	551,823	162,673

Net income before federal income tax	496,921	122,410	778,328	190,794

Federal income tax expense	163,957	38,180	252,155	56,200

Net income	$332,964	$84,230	$526,173	$134,594

*	Includes management fees and service fees paid or accrued as payable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 13 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
(in thousands)	June 30	December 31
	2005	2004
Assets
Equity securities:
Common stock	$1,525,991	$1,508,664
Preferred stock	611,310	550,090
Fixed maturities	4,570,211	4,399,458
Limited partnerships	566,256	567,089
Real estate mortgage loans	10,699	10,859
Properties occupied by the Exchange	35,758	36,305
Cash and cash equivalents	279,073	125,933
Other invested assets	31,090	1,049

Total invested assets	7,630,388	7,199,447
Premium receivable	1,062,029	1,002,818
Deferred income taxes	27,627	0
Other assets	67,228	67,497

Total assets	$8,787,272	$8,269,762

Liabilities
Loss and LAE reserves	$3,447,057	$3,436,246
Unearned premium reserves	1,572,854	1,536,890
Accrued liabilities	679,565	400,375
Deferred income taxes	0	92,193

Total liabilities	5,699,476	5,465,704

Total policyholders’ surplus	3,087,796	2,804,058

Total liabilities and policyholders’ surplus	$8,787,272	$8,269,762

The Exchange’s Policyholders’ surplus increased 10.1% during 2005 primarily as a result of improved underwriting results and net investment income.
Common equity securities represent a significant portion of the Exchange’s investment portfolio and surplus and are exposed to price risk, volatility of the capital markets and general economic conditions. Common stock investments made up approximately 49.4% of the Exchange’s statutory surplus at June 30, 2005 and 53.8% at December 31, 2004. The common stock portfolio has been diversified and almost all of the portfolio is now managed by external equity managers. Internally managed common stocks amounted to only $72.9 million as of June 30, 2005.
The Exchange had realized and unrealized capital gains on its common stock portfolio of $44.0 million and $15.8 million in the second quarters of 2005 and 2004, respectively. Net proceeds from the sale of common stock investments were $406.5 million in the second quarter of 2005, which included $284.3 million in realized capital gains as the Exchange continued the process of selling down its internally managed common stock portfolio. This compared to proceeds of $31.4 million in the second quarter of 2004, which included $2.8 million in realized capital gains. The weighted average current price to trailing 12-months earnings ratio of the Exchange’s common stock portfolio was 20.59 and 27.57 at June 30, 2005 and 2004, respectively. The Standard & Poors composite price to trailing 12-months earnings ratio was 18.07 and 24.95 at June 30, 2005 and 2004, respectively.
Cash and cash equivalents include securities lending of $212.9 million at June 30, 2005 compared to $2.3 million at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 13 — VARIABLE INTEREST ENTITY (Continued)
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
Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Six Months Ended June 30
(in thousands)	2005	2004

Cash flows from operating activities
Premiums collected net of reinsurance	$1,873,472	$1,833,023
Net investment income received	186,744	137,655
Miscellaneous expense	(5,660)	(5,752)
Losses and loss adjustment expenses paid	(963,277)	(1,005,863)
Management fee and expenses paid	(698,538)	(682,082)
Dividends to policyholders	(10,798)	(9,402)
Income taxes paid	(208,864)	(188,969)

Net cash provided by operating activities	173,079	78,610

Cash flows from investing activities
Proceeds from investment sales and maturities	1,717,516	849,504
Purchases of investments	(1,957,410)	(1,255,204)

Net cash used in investing activities	(239,894)	(405,700)

Net cash provided by financing activities	219,955	47,523

Net increase (decrease) in cash and cash equivalents	153,140	(279,567)
Cash and cash equivalents at beginning of period	125,933	612,971

Cash and cash equivalents at end of period	$279,073	$333,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 14 — SEGMENT INFORMATION
The Company operates its business as three reportable segments — management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Summarized financial information for the Company’s operating segments is presented below:

(in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Management Operations
Operating revenue
Management fee revenue	$254,381	$256,124	$484,790	$477,991
Service agreement revenue	5,359	5,224	10,146	10,823

Total operating revenue	259,740	261,348	494,936	488,814

Cost of management operations	198,129	192,719	375,844	363,958

Income before income taxes	$61,611	$68,629	$119,092	$124,856

Net income from management operations	$40,997	$45,481	$79,229	$82,810

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$38,621	$36,901	$76,835	$72,340
Commercial lines	16,383	15,456	32,940	30,755
Reinsurance — nonaffiliates	6	(441)	(274)	302
Reinsurance — affiliates	(844)	(851)	(1,687)	(1,683)

Total premiums earned	54,166	51,065	107,814	101,714

Operating expenses
Losses and expenses:
Personal lines	34,601	35,876	68,139	71,586
Commercial lines	14,346	15,179	27,315	30,043
Reinsurance — nonaffiliates	455	(60)	1,027	1,506
Reinsurance — affiliates	(166)	4,929	173	4,929

Total losses and expenses	49,236	55,924	96,654	108,064

Income (loss) before income taxes	$4,930	($4,859)	$11,160	($6,350)

Net income (loss) from insurance underwriting operations	$3,280	($3,220)	$7,424	($4,212)

Investment Operations
Investment income, net of expenses	$15,934	$15,605	$30,402	$30,291
Net realized gains on investments	9,196	3,030	14,693	5,883
Equity in earnings of limited partnerships	20,645	1,465	22,756	1,883

Total investment income — unaffiliated	$45,775	$20,100	$67,851	$38,057

Net income from investment operations	$30,459	$13,320	$45,140	$25,241

Equity in earnings of EFL, net of tax	$1,432	$1,374	$2,146	$2,688

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 14 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Segment revenues	$313,906	$312,413	$602,750	$590,528
Elimination of intersegment management fee revenues	(13,991)	(14,087)	(26,664)	(26,289)

Total operating revenues	$299,915	$298,326	$576,086	$564,239

Segment operating expenses	$247,364	$248,643	$472,498	$472,022
Elimination of intersegment management fee revenue	(13,991)	(14,087)	(26,664)	(26,289)

Total operating expenses	$233,373	$234,556	$445,834	$445,733

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to the Company’s property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to the Company.
The following table presents the management fee revenue by line of business before elimination of the intersegment management fee revenue.

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(dollars in thousands)	2005	2004	Change	2005	2004	Change

Private passenger auto	$120,285	$122,938	(2.2)%	$233,143	$235,948	(1.2)%
Commercial auto	21,808	21,407	1.9	42,319	41,369	2.3
Homeowner	48,621	48,317	.6	84,718	82,653	2.5
Commercial multi-peril	29,309	28,556	2.6	56,932	55,110	3.3
Workers’ compensation	22,015	21,243	3.6	46,008	43,828	5.0
All other lines of business	11,243	10,863	3.5	20,970	20,183	3.9

Total	$253,281	$253,324	.0%	$484,090	$479,091	1.0%

Change in allowance for management fee returned on cancelled policies	1,100	2,800		700	(1,100)

Management fee, after change in allowance	$254,381	$256,124	(.7)%	$484,790	$477,991	1.4%

Management fee rate	23.75%	23.5%		23.75%	23.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 14 — SEGMENT INFORMATION (Continued)
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
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate
03/31/2004	1,678,496	3.4%	1,335,763	5.8%	275,970	7.2%	3,290,229	4.7%
06/30/2004	1,686,524	2.2%	1,347,409	4.2%	278,547	5.3%	3,312,480	3.3%
09/30/2004	1,682,561	1.0%	1,350,899	2.6%	278,707	3.4%	3,312,167	1.9%
12/31/2004	1,670,804	(0.1)%	1,347,671	1.5%	278,974	2.4%	3,297,449	0.8%
03/31/2005	1,661,955	(1.0)%	1,343,803	0.6%	279,927	1.4%	3,285,685	(0.1)%
06/30/2005	1,658,278	(1.7)%	1,350,491	0.2%	282,670	1.5%	3,291,439	(0.6)%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers’	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate
03/31/2004	115,760	5.3%	206,937	6.2%	61,378	2.1%	86,344	6.1%	470,419	5.4%
06/30/2004	117,060	3.7%	209,795	4.1%	60,735	(1.9)%	87,172	4.0%	474,762	3.1%
09/30/2004	117,090	2.4%	210,012	2.4%	59,863	(4.1)%	87,921	2.5%	474,886	1.5%
12/31/2004	117,287	1.8%	209,623	1.5%	58,931	(5.4)%	87,815	1.6%	473,656	0.7%
03/31/2005	117,382	1.4%	209,619	1.3%	57,949	(5.6)%	87,877	1.8%	472,827	0.5%
06/30/2005	118,445	1.2%	212,100	1.1%	57,398	(5.5)%	88,981	2.1%	476,924	0.5%

		12-mth.
	Total	growth
Date	All Lines	rate
03/31/2004	3,760,648	4.7%
06/30/2004	3,787,242	3.2%
09/30/2004	3,787,053	1.8%
12/31/2004	3,771,105	0.7%
03/31/2005	3,758,512	(0.1)%
06/30/2005	3,768,363	(0.5)%
Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers’	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total
03/31/2004	91.2%	89.7%	89.0%	87.6%	88.1%	87.5%	89.8%
06/30/2004	90.7	89.0	88.4	86.7	86.7	86.8	89.2
09/30/2004	90.3	88.5	87.9	86.0	86.2	86.0	88.7
12/31/2004	90.0	88.3	87.6	85.3	85.8	85.8	88.4
03/31/2005	89.9	88.2	87.6	85.5	85.9	85.5	88.3
06/30/2005	89.8	87.8	87.8	85.0	85.8	85.5	88.3

*	CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005. Preceding the discussion of financial results is an introduction discussing the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 14 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:
Erie Indemnity Company has served since 1925 as the attorney-in-fact for the policyholders of the Erie Insurance Exchange (Exchange). The Company is a public registrant that operates predominantly as a provider of certain management services to the Exchange. The Company also owns subsidiaries that are property and casualty insurers. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement, which contains a power-of-attorney appointing an attorney-in-fact. Under the Company’s attorney-in-fact arrangement with subscribers to the Exchange, the Company is required to perform services relating to the sales, underwriting and issuance of policies on behalf of the Exchange.
The Exchange and its property/casualty subsidiary, Flagship City Insurance Company (Flagship), and the Company’s three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
CRITICAL ACCOUNTING ESTIMATES
Valuation of Limited Partnership Investments
Management has made estimates concerning the valuation of all investments as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005. The following discussion on the valuation of limited partnership investments serves to supplement that disclosure. Investments in limited partnerships are recorded under the equity method of accounting. This method requires that changes in the fair value of invested assets held by the partnership in the form of unrealized gains and losses, be recorded in earnings when recognized by the partnership. Prior to the second quarter 2005, the Company did not record in the Company’s Consolidated Statements of Operations, its proportionate share of changes in the fair value of limited partnership investments but did recognize such changes as a component of accumulated other comprehensive income in shareholders’ equity. During the second quarter of 2005, the Company recorded an adjustment to correct the accounting for unrealized gains and losses of its limited partnership investments by recognizing unrealized gains and losses in the Company’s Consolidated Statements of Operations. Restatement was not considered necessary as the impact of correcting this error was not material to prior periods’ net income and had no impact on total shareholders’ equity (see Investment Operations section included herein).
The Company’s limited partnership investment portfolio is diversified by asset class, i.e. real estate, private equity and mezzanine debt, and by region and industry sectors. Certain of the general partners of the limited partnerships prepare financial statements in which the investments are valued at fair value. These financial statements are the primary basis for the valuation of limited partnership interests. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners typically results in not less than a quarter delay in the inclusion of the limited partnership results in the Company’s Consolidated Statements of Operations. The general partners use various methods to estimate fair value for unlisted debt and equity investments, property and other investments for which there is no ready market. Due to the nature of the investments, general partners must make assumptions about the underlying companies or assets as to future performance, financial condition, liquidity, availability of capital, market conditions and other factors to determine the estimated fair value. The valuation procedures can include techniques such as cash flow multiples, discounted cash flows or the pricing used to value the entity or similar entities in recent financing transactions. Management reviews each partnership’s policies to ensure general partners utilize assumptions that independent market analysts might use in estimating fair market value. The general partners’ estimate and assumption of fair value of nonmarketable securities may differ significantly from the values that could have been derived had a ready market existed. These values are not necessarily indicative of the value that would be received in a current sale and valuation differences could be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Income from management operations	$61,611	$68,629	$119,092	$124,856
Underwriting income (loss)	4,930	(4,859)	11,160	(6,350)
Net revenue from investment operations	47,316	21,577	70,159	40,948

Income before income taxes	113,857	85,347	200,411	159,454
Provision for income taxes	37,689	28,392	66,472	52,927

Net income	$76,168	$56,955	$133,939	$106,527

Net income per share — diluted	$1.10	$0.81	$1.92	$1.50

Consolidated net income for the second quarter of 2005 increased 33.7% to $76.2 million compared to $57.0 million during the same period in 2004. The Company’s adjustment to the valuation of limited partnership investments in the second quarter 2005 increased investment earnings $14.2 million. The effect of this adjustment increased net income per share-diluted by $.13, of which $.09 per share – diluted related to 2004 and prior years. Management fee revenues decreased in the second quarter of 2005 primarily as a result of lower direct written premiums of the Property and Casualty Group, on which the management fee is based. Insurance underwriting operations improved as a result of the Property and Casualty Group’s continued efforts to focus on underwriting profitability and from favorable development on losses of prior accident years, in the second quarter of 2005. Revenue from investment operations increased $25.7 million in the second quarter of 2005 compared to the same period in 2004 due to the limited partnership valuation adjustment and an improvement in realized gains due to sales of common stocks.
Consolidated net income for the six months ended June 30, 2005 increased 25.7% to $133.9 million. Income from management operations decreased 4.6% during the first six months of 2005 compared to the first six months of 2004. The gross margin from management operations decreased to 24.1% from 25.5% for the six months ended June 30, 2005 and 2004, respectively, due to slower growth in management fee revenue relative to increases in the cost of management operations. Insurance underwriting operations generated income of $11.2 million for the six months ended June 30, 2005, compared to underwriting losses of $6.4 million for the six months ended June 30, 2004. The improvement in underwriting losses in 2005 compared to 2004 is a result of the initiatives implemented to focus on underwriting profitability, lower catastrophe losses and continued favorable development of prior accident year losses. Revenue from investment operations increased 71.3% to $70.2 million in the first six months of 2005 compared to $41.0 million in the same period in 2004, due to the adjustment to earnings from limited partnerships and realized gains.
OVERVIEW OF OPERATING SEGMENTS
Management Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Management fee revenue	$254,381	$256,124	$484,790	$477,991
Service agreement revenue	5,359	5,224	10,146	10,823

Total revenue from management operations	259,740	261,348	494,936	488,814
Cost of management operations	198,129	192,719	375,844	363,958

Income from management operations	$61,611	$68,629	$119,092	$124,856

Gross margin percentage	23.7%	26.3%	24.1%	25.5%

Management fee rate	23.75%	23.5%	23.75%	23.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Management fee revenue
Management fee revenue decreased .7% for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. Management fees from the Exchange represented 71.5% and 75.9% of the Company’s total revenues for the second quarters of 2005 and 2004, respectively, after adjustment to total revenue of the effect of the $9.4 million limited partnership adjustment in the second quarter 2005 related to years prior to 2005. Management fee revenue is based on the management fee rate, established by the Board of Directors, and the direct written premiums of the Property and Casualty Group. The higher management fee rate in 2005 of 23.75% resulted in $2.7 million more in management fee revenue for the quarter ended June 30, 2005, or an increase in net income per share-diluted of $.02. Direct written premiums of the Property and Casualty Group decreased 1.1% in the second quarter of 2005 to $1.1 billion. While average premium per policy has increased as a result of certain rate increases initially effective in 2004, the anticipated decline in new policies in force resulted in lower direct written premiums. Policies in force grew by approximately 10,000 policies during the second quarter 2005, reversing a trend of three consecutive quarters of decline in policies in force.
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term policy cancellations. Management fee revenues were increased by $1.1 million and $2.8 million in the second quarters of 2005 and 2004, respectively, due to changes in the allowance. The 2005 allowance adjustment reflects a leveling off of cancellations evidenced by policy retention ratios of 88.3% at both June 30, 2005 and March 31, 2005, and 88.4% at December 31, 2004. The second quarter 2004 allowance adjustment offset a reduction of $3.9 million to management fee revenue in the first quarter of 2004. The premium cancellation allowance at June 2004 reflected a better estimate of actual cancellations after the previous methodology, which yielded estimates that exceeded actual mid-term policy cancellations, was evaluated and refined in the second quarter of 2004. Although the second quarter 2004 allowance adjustment increased management fee revenue, the activity in the first six months of 2004 was reflective of increased policy cancellations due to initiatives implemented to focus on underwriting profitability. The policy retention ratio declined to 89.2% at June 30, 2004 from 90.2% at December 31, 2003. For the six months ended June 30, 2005, reductions in this allowance increased management fee revenue $.7 million compared to a reduction to revenue of $1.1 million for the six months ended June 30, 2004.
The emphasis on underwriting discipline during 2004 resulted in a tapering off in policy production and reduced policy retention ratios, as anticipated. Rate increases that were attained in 2003 and 2004 helped to offset the effect of these reductions on the Company’s management fee revenue. In 2005, the Property and Casualty Group continued the focus on underwriting profitability and is balancing that focus with efforts to improve premium growth. (See Insurance Underwriting Operations section.) During the second quarter of 2005, the Company implemented certain marketing initiatives to support agents’ growth efforts and is further refining its price segmentation model for the private passenger auto and homeowners lines of business to improve the Company’s competitive position in those lines.
Policy production and retention ratios
Total new business declined 10.7% to $101.2 million in the second quarter of 2005 from $113.4 million in the second quarter of 2004. Personal lines new business premium written declined 14.6% to $67.9 million from $79.5 million for the second quarters of 2005 and 2004, respectively. Commercial lines new business premiums decreased 1.8% to $33.1 million in the second quarter of 2005 from $33.8 million in the second quarter of 2004. (see Note 14, “Segment Information” which contains policies in force and policy retention trends by line of business). The private passenger auto new business premium written

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
decreased to $40.4 million from $50.2 million for the second quarters of 2005 and 2004, respectively.
Premium rates and rate change impacts
The average premium per policy increased 3.7% to $1,061 for the twelve months ended June 30, 2005 from $1,022 for the twelve months ended June 30, 2004. The average premium per personal lines policy increased 3.3% while commercial lines average premiums increased 4.2% for the twelve months ended June 30, 2005. The private passenger auto average premium per policy increased 2.4% to $1,186 for the twelve months ended June 30, 2005 from $1,158 for the twelve months ended June 30, 2004.
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
Given the improved underwriting results and the change in insurance market conditions, rate actions will not continue to follow trends experienced in recent years. The improvement in underwriting experience affords the Property and Casualty Group the ability to implement rate reductions to be more price competitive for potential new policyholders and improve retention of existing policyholders. Management continuously evaluates pricing actions and estimates that those approved, filed and contemplated for filing through June 30, 2005 will result in a net decrease in direct written premiums of $10.1 million in 2005. The most significant rate decreases are in the private passenger auto and homeowners lines of business in Pennsylvania, North Carolina and Virginia.
2005 Activity
In August 2004, the Property and Casualty Group implemented insurance scoring for underwriting purposes for its private passenger auto and homeowners lines of business in most of its operating states in response to changing competitive market conditions. Insurance scoring has also been incorporated, along with other risk characteristics, into a rating plan with multiple pricing tiers. This segmented pricing provides the Property and Casualty Group greater flexibility in pricing policies with varying degrees of risk. This should result in more competitive rates being offered to customers with the most favorable loss characteristics. The rating plan with multiple pricing tiers was implemented in most states on new business in March 2005, and on renewal business in April 2005. In 2006, we anticipate implementing additional rate interactions in auto and home.
To support the independent agents’ policy growth efforts, management initiated additional marketing strategies to attract preferred business beginning in July 2005. A new lead generation program for personal lines was introduced in support of agents efforts in identifying and marketing to quality prospects. The Company also began a new cooperative marketing program in which a portion of the agents’ marketing and advertising costs will be reimbursed by the Company. This program will assist in the marketing of the ERIE agencies and the Property and Casualty Group’s products and services. A web-based marketing management program, “@Blue”®, to assist agents in developing marketing plans is also being provided by the Company, which includes promotional materials in support of agency marketing efforts for different media outlets. The Company is expecting to incur approximately $1.2 million in expenses during 2005 in support of these marketing initiatives.
Two new promotional incentive programs were also introduced as part of the overall marketing strategy including a sales contest for agents that will run over a twelve-month period beginning June 2005, and a program titled

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ERIE Agent Rewards Network (EARN) in which agents can earn gifts as incentive awards.
Service agreement revenue
Service agreement revenue increased to $5.4 million for the second quarter of 2005, from $5.2 million for the same period in 2004. Included in service agreement revenue are service charges the Company collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. These premium service charges increased $.2 million in the second quarter of 2005 compared to 2004 primarily due to a shift to payment plans with more installments, each with an associated service charge.
Cost of management operations
The cost of management operations increased 2.8% for the second quarter of 2005 to $198.1 million from $192.7 million during the second quarter of 2004, primarily due to increases in personnel costs and insurance scoring costs. For the six months ended June 30, 2005, the cost of management operations grew by 3.3% to $375.8 million compared to $364.0 million for the same period a year ago.
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses.

(dollars in thousands)	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
	2005	2004	Change	2005	2004	Change
	(unaudited)			(unaudited)

Scheduled and accelerated rate commissions	$126,411	$133,778	(5.5)%	$239,499	$251,201	(4.7)%
Agent bonuses	18,169	10,950	65.9	31,068	18,453	68.4
Allowance for mid-term policy cancellations	400	1,400	(71.4)%	600	(600)	N/A

Total commissions	$144,980	$146,128	(.8)%	$271,167	$269,054	.8%

Scheduled rate commissions were impacted by a 1.1% decrease in the direct written premiums of the Property and Casualty Group in the second quarter of 2005 and the reduction in certain commercial commission rates. Commercial commission rate reductions became effective on premiums collected after December 31, 2004 and resulted in a $5.5 million reduction in scheduled rate commissions in the second quarter of 2005 and a $10.9 million reduction for the six months ended June 30, 2005. Accelerated rate commissions are offered to newly recruited agents for their initial three years. Accelerated commissions were lower in the first six months of 2005 as there were fewer new agency appointments in 2004 and existing accelerated commission contracts expired. New agency appointments are continuing, with 24 appointments in the first six months of 2005.
Agent bonuses are primarily comprised of the Company’s agent bonus program award that is based on an individual agency’s property/casualty underwriting profitability and also includes a component for growth in agency property/casualty premiums, if agencies are profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by agency. The increase in agent bonuses in the second quarter of 2005 reflects the impact of the improved underwriting profitability in 2004, as the bonus program considers the current and two prior years’ actual underwriting experience. The agent bonus award is estimated at $60.8 million for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
2005. The bonus estimate at the second quarter of 2004 was lower given the less favorable underwriting results in 2003 and 2002.
As previously discussed, two new promotional incentive programs were initiated in June 2005 to stimulate new policy sales growth from the independent agency force. These programs will run over a twelve-month period and include incentives for property/casualty, life and annuity sales. The total projected cost to the Company for these programs after reimbursement from EFL is estimated at approximately $3.0 million, which will be expensed evenly over the program term, with $1.5 million being incurred in 2005 and 2006.
The cost of management operations excluding commission costs, increased 14.1% for the three months ended June 30, 2005 to $53.1 million from $46.6 million recorded in the second quarter of 2004. Personnel related costs are the second largest component in cost of management operations. The Company’s personnel costs totaled $31.8 million for the three months ended June 30, 2005, compared to $27.0 million for the same period in 2004, an increase of 17.8%. Contributing to this increase was a 15.8% increase in salaries and wages due to a (1) 4.6% increase in staffing levels that include increased salaries of information technology (IT) personnel no longer deployed to the ErieConnection program which are being utilized by the Company rather than being allocated under the IT cost sharing agreement, an (2) increase in base pay rates and (3) increases in IT contract labor. Costs incurred related to external contract labor mostly related to IT projects, increased $.4 million to $.9 million in the second quarter of 2005. Total employee benefit costs increased 31.7% to $5.6 million in the second quarter of 2005 compared to $4.2 million in the second quarter of 2004. This was principally due to a 2004 reduction in the accrual of $.9 million for the Company’s workers compensation benefit costs liability. Without the 2004 workers’ compensation adjustment, employee benefit costs would have risen 8.6% in the second quarter 2005.
Also contributing to the increase in the cost of management operations excluding commissions costs were the cost of obtaining insurance scores on applications of $1.8 million during the second quarter of 2005 and $2.3 million during the first six months of 2005. As the Company began using insurance scoring in August 2004, there were no such expenses incurred in the first half of 2004. (See further discussion in the “2005 Activity” previously disclosed.)
Insurance Underwriting Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Premiums earned	$54,166	$51,065	$107,814	$101,714
Losses and loss adjustment expenses incurred	33,786	40,002	66,462	78,040
Policy acquisition and other underwriting expenses	15,450	15,922	30,192	30,024

Total losses and expenses	$49,236	$55,924	$96,654	$108,064

Underwriting income (loss)	$4,930	($4,859)	$11,160	($6,350)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table reconciles the underwriting results of the Property and Casualty Group on a statutory accounting basis (SAP) to the underwriting results of the Company on a GAAP basis.
Reconciliation of Property and Casualty (P&C) Group Underwriting Results to the Company Underwriting Results

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Property and Casualty Group Insurance Underwriting Operations (SAP Basis)
Direct underwriting results:
Direct written premium	$1,066,447	$1,077,975	$2,038,273	$2,038,685

Premium earned	1,012,644	974,864	2,003,927	1,902,359
Loss and loss adjustment expenses incurred	604,506	638,540	1,178,558	1,306,179
Policy acquisition and other underwriting expenses	293,506	293,627	564,119	552,318

Total losses and expenses	898,012	932,167	1,742,677	1,858,497

Direct underwriting income	114,632	42,697	261,250	43,862
Nonaffiliated reinsurance underwriting results—net	(8,042)	(6,978)	(23,297)	(21,386)

Net underwriting gain (SAP Basis)	$106,590	$35,719	$237,953	$22,476

Erie Indemnity Company Insurance Underwriting Operations (SAP to GAAP Basis)
Percent of pool assumed by Company	5.5%	5.5%	5.5%	5.5%

Company preliminary underwriting income (loss):
Direct	$6,304	$2,348	$14,369	$2,412
Nonaffiliated reinsurance	(442)	(383)	(1,281)	(1,176)

Net underwriting gain (SAP Basis)	5,862	1,965	13,088	1,236

Excess-of-loss premiums ceded to the Exchange	(844)	(842)	(1,687)	(1,684)
Excess-of-loss changes to recoveries under the agreement*	166	(4,929)	(173)	(4,929)
SAP to GAAP adjustments	(254)	(1,053)	(68)	(973)

Company underwriting income (loss) (GAAP Basis)	$4,930	($4,859)	$11,160	($6,350)

*	The change in the recoverable under the excess-of-loss agreement is an offset to the prior accident year loss development included in the loss and loss adjustment expenses reflected in the table.
COMBINED RATIO — SAP AND GAAP

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Company GAAP combined ratio	90.9%	109.5%	89.7%	106.2%
P&C Group statutory combined ratio	87.9	93.2	87.4	96.7
P&C Group statutory combined ratio, excluding catastrophes	87.5	91.0	86.9	95.2
P&C Group adjusted statutory combined ratio	82.7	87.3	82.1	91.1
P&C Group adjusted statutory combined ratio, excluding catastrophes	82.3	85.1	81.6	89.6
Loss ratio points from prior accident year reserve development—(redundancy) deficiency	(3.1)	(1.9)	(4.0)	(2.6)
Loss ratio points from salvage and subrogation recoveries collected	(1.4)	(1.4)	(2.2)	(2.2)

Total loss ratio point impact from prior accident years	(4.5)	(3.3)	(6.2)	(4.8)

The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to certain GAAP adjustments and the effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange. The statutory combined ratio as reported and the statutory combined ratio after being adjusted for the profit component paid to the Company are also presented above for the Property and Casualty Group. The higher GAAP combined ratio, as compared to the statutory combined

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ratio in 2004, was largely due to $4.9 million of charges recorded by the Company’s property/casualty insurance subsidiaries under the intercompany excess-of-loss reinsurance agreement, resulting in a variance of 9.7 GAAP combined ratio points in the second quarter 2004.
Direct

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Company underwriting income-direct, before adjustments	$6,304	$2,348	$14,369	$2,412
P&C Group — direct statutory combined ratio	87.8%	94.1%	86.4%	96.5%
P&C Group — direct statutory combined ratio, excluding catastrophes	87.3	91.0	86.1	94.8
The improvement in 2005 underwriting results on direct business reflects the impact of the underwriting profitability initiatives implemented in 2003 and 2004 to help offset severity increases and manage exposure growth. Prior to the third quarter 2004, reserve estimates were reviewed quarterly but seasonal fluctuations in the incurred but not reported (IBNR) loss reserves were recognized over the balance of the year. Since then, refinements in the actuarial estimation methodology have allowed seasonal fluctuations in the Property and Casualty Group’s claims experience to be recognized in the IBNR reserve in the quarter they occurred. Historically, the second quarter of the fiscal year has higher non-catastrophe claim volume than the first quarter, which is typically the lowest claim volume of the year. As underwriting losses are seasonally higher in the second and fourth quarters, the Property and Casualty Group’s combined ratio generally increases as the year progresses. The seasonal increase in claim volume in the second quarter of 2005 contributed 4.3 points to the Property and Casualty Group’s statutory combined ratio. The impact of seasonal fluctuations was offset by positive development of prior accident year losses, which improved the Property and Casualty Group’s statutory combined ratio by 3.1 points in the second quarter of 2005. Catastrophe losses incurred by the Property and Casualty Group have not been significant in 2005. The improved positive development of prior accident years, totaling $13.7 million, and lower catastrophe losses, coupled with improved current accident year underwriting experience, resulted in lower Property and Casualty Group losses at June 30, 2005 compared to June 30, 2004.
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
In the latter portion of 2004, the Property and Casualty Group began utilizing insurance scoring for underwriting purposes to aid in risk selection. Insurance scoring is an objective tool that insurers use, along with other applicant loss and violation information, to better predict the likelihood of policyholder losses. By more precisely predicting the likelihood of future losses, the tool can help insurers manage their risk, enabling them to more accurately price insurance coverage. Underwriting profitability is also affected by loss cost inflation and changes in the average loss per claim.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In 2005, the Property and Casualty Group implemented the use of insurance scoring for pricing purposes. Insurance scoring has been incorporated into a rating plan with multiple pricing tiers, which was applied to new business in March 2005 and to renewal business in April 2005 in most of the states in which the Property and Casualty Group operates. This segmented pricing will enable the Company to offer competitive rates to more customers, providing greater flexibility in pricing policies with varying degrees of risk.
To stimulate growth, the Company planned to continue its agent appointment efforts in 2005. Through the second quarter of 2005, 24 new agents were appointed in existing territories.
Catastrophe losses
Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its exposure by geographic region. The Property and Casualty Group maintains catastrophe reinsurance coverage from unaffiliated insurers. The 2005 agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $200 million per occurrence. No loss recoverables were recorded under this treaty at June 30, 2005. Additionally, the Company’s property/casualty insurance subsidiaries’ all-lines excess-of-loss reinsurance agreement with the Exchange should assists in mitigating the financial loss exposure of catastrophe losses on the Company’s financial position. During the second quarters of 2005 and 2004, the Company’s share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $.2 million and $1.2 million, respectively and contributed .4 points and 2.3 points to the GAAP combined ratio, respectively, reflecting very low catastrophe experience for both periods. The second quarter 2004 catastrophe losses included wind and hail storms in Ohio, West Virginia, Illinois and Indiana. Catastrophe losses were $.5 million and $1.6 million for the first half of 2005 and 2004, respectively.
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
The premium for the Company’s property/casualty insurance subsidiaries’ all lines excess-of-loss reinsurance agreement with the Exchange decreased to 1.5% of EIC’s and EINY’s net premium earned in 2005 from 1.7% in 2004 to reflect current market conditions. The premium paid to the Exchange for this agreement in each of the first six months of 2005 and 2004 was $1.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During a current accident year, the Company records a reinsurance recoverable under the excess-of-loss treaty with the Exchange for direct losses and loss adjustment expenses in excess of the attachment point in effect under the treaty. In subsequent years, the reinsurance recoverable amount is adjusted to reflect that accident years’ loss development experience. Direct loss development for each accident year is reflected in calendar year loss and loss adjustment expenses. Unless experience improves to such an extent that direct loss and loss adjustment expenses for an accident year that had previously exceeded the attachment point would fall below the attachment point in the treaty, loss development for prior accident years in which the excess-of-loss treaty attachment point has been reached is offset by an equal amount of reinsurance recoverable, eliminating the effect of this development on calendar year net underwriting results of the Company. Improved development beyond a previously reached attachment point would be reflected in calendar year underwriting results of the Company.
Policy acquisition and other underwriting expenses
Policy acquisition and other underwriting expenses of the Property and Casualty Group include the management fee earned by the Company of $253.2 million and $253.3 million for the second quarters of 2005 and 2004, respectively. Management fee earned by the Company was $484.0 million and $479.0 million for the first six months of 2005 and 2004, respectively. The amount presented on the Company’s Statements of Operations as management fee revenue reflects the elimination of intercompany management fee revenue between the EIC, EINY and the Company, and the allowance for mid-term policy cancellations.
Investment Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net investment income	$15,934	$15,605	$30,402	$30,291
Net realized gains on investments	9,196	3,030	14,693	5,883
Equity in earnings of limited partnerships	20,645	1,465	22,756	1,883
Equity in earnings of EFL	1,541	1,477	2,308	2,891

Net revenue from investment operations	$47,316	$21,577	$70,159	$40,948

Net revenue from investment operations increased in 2005 principally due to a $14.2 million correction made to record a limited partnership market value adjustment to equity in earnings of limited partnerships, of which $9.4 million, or $.09 per share-diluted, related to 2004 and prior years and to increased realized gains on investments. This limited partnership market value adjustment was previously recorded in error as a component of shareholders’ equity. Sales of common equity securities in the second quarter of 2005 drove the $6.2 million increase in net realized gains on investments. There were impairment charges of $1.0 million included in net realized gains or losses on equity investments in the second quarter of 2005 primarily related to the consumer products industry. There were no impairment charges on fixed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
maturities in the second quarter of 2005. For the six months ended June 30, 2005, there were impairment charges of $1.5 million on fixed maturities and $1.1 on equity securities. There were no impairment charges on fixed maturity or equity securities in the first half of 2004. Net revenue from investment operations increased 71.3% to $70.2 million from $41.0 million for the first six months of 2005 and 2004, respectively.
The Company’s performance of its fixed maturities and preferred stock portfolios compared to selected market indices is presented below. Annualized returns are shown pre-tax and include investment income, realized and unrealized gains and losses.

	Pre-tax annualized total returns
	Two year period ended
	June 30, 2005 (1)
Erie Indemnity Company Indices:
Fixed maturities — corporate	4.06%
Fixed maturities — municipal	3.41	(2)
Preferred stock	5.47	(2)
Common stock	11.93	(3)

Market indices:
Lehman Brothers U.S. Aggregate	3.51%
S&P500 Composite Index	12.51

(1)	Includes investment income, realized and unrealized gains and losses.

(2)	Returns on municipal fixed maturities and preferred stocks have tax-equivalent yields of 5.94% and 7.3%, respectively.

(3)	Return is gross of fees to external managers.
Private equity and mezzanine debt limited partnerships generated earnings of $12.9 million and $.1 million for the three months ended June 30, 2005 and 2004, respectively. Real estate limited partnerships reflected earnings of $7.7 million and $1.4 million in the second quarters of 2005 and 2004, respectively. The 2005 amounts reflect the inclusion of market value adjustments in earnings of limited partnerships. There were 16 additional limited partnership investments in June 2005 compared to June 2004, which also contributed to the increase in earnings from limited partnerships in the second quarter of 2005.
FINANCIAL CONDITION
Investments
The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At June 30, 2005, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.2 billion, or 39%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
There is a presumption of impairment for common equity securities when the decline is, in management’s opinion significant and of an extended duration. The Company considers market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, the Company will recognize an impairment charge to operations. Common stock impairments are included in realized losses in the Consolidated Statements of Operations.
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
If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.
The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 72.5% and 74.2% of invested assets at June 30, 2005 and December 31, 2004, respectively. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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
The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invested. The limited partnership portfolio comprises 10.0% and 9.9% of invested assets at June 30, 2005 and December 31, 2004, respectively. These investments consist primarily of equity investments in small and medium-sized companies and in real estate. The Company achieves diversification within the limited partnership portfolio by investing in approximately 78 partnerships that have approximately 1,570 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Property/casualty loss reserves
Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.
Most reserve estimates are reviewed on a quarterly basis. Reserves that are reviewed semi-annually include all catastrophic injury — no fault and asbestos and environmental liability reserves. Multiple actuarial methods are used in estimating unpaid loss and loss adjustment expense liabilities. Each methodology utilizes unique assumptions and variables. A range of reasonable estimates is developed utilizing these methods for each product line or product coverage analyzed. The presence or absence and magnitude of underlying variables, their interaction, and their recognition in estimation methods will cause the width of the range to vary for different product segments and over time for the same product segment. The final estimate recorded by management is a function of detailed analyses of historical trends adjusted as new emerging data indicates and represents management’s best estimate of ultimate claim costs.
The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts are: unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs for which costs are significantly different from that experienced in the past, and claims patterns on current business that differ significantly from historical claims patterns.

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
Loss and Loss Adjustment Expense Reserve:

	As of
(in thousands)	June 30,	December 31,
	2005	2004
Gross reserve liability
Personal:
Private passenger auto	$401,286	$400,609
Catastrophic injury	84,607	86,239
Homeowners	24,143	22,798
Other personal	6,757	6,322
Commercial:
Workers’ compensation	219,034	216,808
Commercial auto	82,222	78,646
Commercial multi-peril	63,858	63,118
Catastrophic injury	416	454
Other commercial	16,146	15,288
Reinsurance	57,018	52,752

Gross reserves	955,487	943,034
Reinsurance recoverables	773,716	765,563

Net reserve liability	$181,771	$177,471

As discussed previously, loss and loss adjustment expense reserves are developed using multiple estimation methods that result in a range of estimates for each product coverage group. The estimate recorded is a function of detailed analysis of historical trends and management expectations of future events and trends. The product coverage that has the greatest potential for variation is the automobile catastrophic injury liability reserve. The range of reasonable estimates, on a net basis, for the automobile catastrophic injury liability reserve, for both personal and commercial is from $141 million to $342 million for the Property and Casualty Group. The reserve carried by the Property and Casualty Group at June 30, 2005 was $200 million, which is management’s best estimate of liability. The Company’s property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $11 million at June 30, 2005. The incurred but not reported liability reserve estimates for automobile catastrophe injury are reviewed semi-annually at the first and third quarters of 2005. Thus, changes in the second quarter reserve estimates reflect changes to case reserves only.
The potential variability in these reserves can be primarily attributed to automobile no-fault claims incurred prior to 1986. The automobile no-fault law in Pennsylvania at that time provided for unlimited medical benefits. There are currently 392 claimants requiring lifetime medical care of which 77 involve catastrophic injuries. The estimation of ultimate liabilities for these claims is subject to significant judgment due to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
At June 30, 2005, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th remained at $150 million. At June 30, 2005, paid claims and case reserves on reported claims total $78.4 million, with an additional exposure to adverse development of $71.6 million if every claim ultimately develops into the full layer limit loss. The estimate of assumed loss and loss adjustment expense reserves was derived from thoroughly reviewing all outstanding reinsurance contracts for potential exposure. However, estimation of ultimate liabilities for these claims is difficult due to uncertainties regarding delays in claim investigation, lengthy emergence periods for claims such as respiratory disorders, and coverage disputes with respect to the number of events. The most critical factor in the estimation of these losses is whether the destruction of the World Trade Center Towers will be considered a single event or two separate events. The Company believes the current reserves should be sufficient to absorb the potential development that may occur should the destruction of the World Trade Center Towers be considered two separate events. No losses were recognized by the Company’s property/casualty insurance subsidiaries in 2005 or 2004 related to the World Trade Center attack.
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
Management fee and other cash settlements due from the Exchange were $212.6 million at June 30, 2005, and $207.2 million at December 31, 2004. A receivable from EFL for cash settlements totaled $4.7 million at June 30, 2005, compared to $4.3 million at December 31, 2004. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool increased to $901.9 million at June 30, 2005 from $893.8 million at December 31, 2004. The changes are the result of corresponding changes in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The change in the property/casualty insurance subsidiaries reserves ceded to the Exchange is a result of a corresponding increase or decrease in direct premium written by the Company’s property/casualty insurance subsidiaries. Direct written

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
premium of the property/casualty insurance subsidiaries decreased 2.8% in the second quarter of 2005 compared to a 5.8% increase in the second quarter of 2004.
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
The Company has historically generated sufficient net positive cash flow from its operations to fund its commitments and build the investment portfolio. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $97.0 million and $98.6 million for the six months ended June 30, 2005 and 2004, respectively.
There were no cash payments for agent bonuses in the second quarter of 2005. Agent bonuses of $46.7 million were paid in the first quarter of 2005. As $46.0 million was accrued for agent bonuses in 2004, the Company’s income reflected the $.7 million change in the first six months of 2005. There were no contributions to the employee pension plan in the first half of 2005 compared to a $7.6 million contribution in the first half of 2004. The Company has met its minimum pension funding requirements and does not intend on making a contribution to its employee pension plan in 2005.
Proceeds from the sales of equity securities totaled $53.2 million and $13.8 million in the first half of 2005 and 2004, respectively. The Company has liquidated certain of its internally managed equity securities to allow the external investment managers to manage the portfolio. Purchases of equity securities were $83.5 million and $18.0 million in the first half of 2005 and 2004, respectively.
Dividends paid to shareholders for the six months ended June 30, 2005 and 2004, totaled $41.1 million and $27.7 million, respectively. As part of its capital management activities in 2004, the Company increased its quarterly shareholder dividends for 2005 by 51% on both its Class A and Class B common stock. The annualized dividends will increase the Company’s 2005 payout by approximately $28 million from the prior dividend level. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company.
During the second quarter of 2005, the Company repurchased 223,930 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $11.6 million, or an average price per share of $51.64. (See table at Part II. Item 2., Issuer Repurchases of Equity Securities.) The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006. The Company has repurchased shares at a total cost of $80.2 million since the inception of the plan.

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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. Additional information, including condensed statutory financial statements of the Exchange, are presented in Note 13 to the Consolidated Financial Statements.
Insurance Premium Rate Action
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
Rate increases filed by the Property and Casualty Group for certain lines of business in various states were sought to offset growing loss costs in those lines in 2003 and 2004. The first six months of 2005 included some of the impact of these rate changes being earned. In the first six months of 2005, rating actions accounted for approximately $20 million in increased written premiums. Rate reductions are being sought by the Property and Casualty Group in 2005 to be more price competitive. The effect of rate increases attained in 2004 offset by 2005 pricing actions approved, filed, awaiting approval or contemplated through June 30, 2005, is anticipated to result in a net decrease in written premiums of $9.9 million. The majority of the rate decreases stem from the private passenger auto and the homeowners lines of business in Pennsylvania. In the majority of states, an 8% rate reduction on certain coverages for new private passenger auto policyholders with no claims or violations was effective July 1, 2005. In Tennessee and Virginia, this rate reduction for policyholders with clean records was 6%. Pricing actions anticipated in 2005 are a result of the recent improvements in underwriting results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
A return to more stable rates should allow the Property and Casualty Group to be more competitive with other insurers and is anticipated to increase the Property and Casualty Group’s ability to attract new policyholders and to retain existing policyholders.
Insurance Scoring
The Property and Casualty Group continues developing its comprehensive rating plan for private passenger auto and homeowners lines of business. The rating plan includes significantly more rating tiers, providing the Company greater flexibility in pricing policies with varying degrees of risk. Insurance scoring is among the most significant risk factors the Company has recently incorporated into the rating plan. Expanded pricing segmentation, that incorporates insurance scoring, should enable the Company to provide more competitive rates to policyholders with varying risk characteristics as risks can be more accurately priced.
Implementing and refining insurance scoring could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. Introduction of variables such as credit-worthiness could potentially disrupt the relationships with policyholders insured by the Property and Casualty Group. The extent of this impact cannot be determined.
Catastrophe Losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include hurricanes, earthquakes, tornadoes, wind and hail storms and winter freeze. The Property and Casualty Group maintains catastrophe occurrence reinsurance coverage to mitigate the future potential catastrophe loss exposure.
Information Technology Costs
In 2001, the Erie Insurance Group began a comprehensive program of eCommerce initiatives in support of the Erie Insurance Group’s agency force and back office policy underwriting, issuance and administration. The first major component of the eCommerce program (network and desktop hardware deployment) was completed during 2002.
The Erie Insurance Group has spent $186.1 million on the eCommerce program through June 2005. Target delivery dates established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption.
While functional as a personal lines rating and policy administration system, ErieConnection agency interface has generally not met the Company’s or agents’ expectations for ease of use. The Company has postponed further deployment of the system until such usability issues are resolved. Estimates of the costs to improve the agency interface for ease of use needed to facilitate future deployment and the timetable for deployment are currently being developed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During the first half of 2005, personnel no longer deployed to the ErieConnection project were assigned to other information technology-related tasks. As expected, this resulted in a greater proportion of cost allocated to the Company, which increased cost of management operations by approximately $2.3 million in the first six months of 2005. This increase in costs will continue as more personnel are engaged in projects other than ErieConnection.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2004 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended June 30, 2005. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company is exposed to credit risk through its portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans, limited partnership investments and to a lesser extent short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company manages this risk by performing up front underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. The fixed maturity investments are also maintained between the minimum and maximum percentage of invested assets. The Company does not hedge credit risk inherent in its fixed maturity investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan

April 1 — 30, 2005	75,581	$51.39	73,887

May 1 — 31, 2005	88,541	51.42	88,541

June 1 — 30, 2005	61,502	52.29	61,502

Total	225,624		223,930	$170,000,000

The month of April 2005 includes 1,694 shares that vested under the stock compensation plan for the Company’s outside directors. Included in this amount are the vesting of 1,585 of awards previously granted and 109 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 19, 2005, the Registrant held its Annual Meeting of Shareholders:
The following directors were elected for a one-year term and until a successor is elected and qualified:

Kaj Ahlmann	Susan Hirt Hagen
John T. Baily	C. Scott Hartz
J. Ralph Borneman, Jr.	F. William Hirt
Wilson C. Cooney	Claude C. Lilly, III
Patricia Garrison-Corbin	Jeffrey A. Ludrof
John R. Graham	Robert C. Wilburn
Jonathan Hirt Hagen
ITEM 5. OTHER INFORMATION
Items not reported on Form 8-K during the period:
On April 19, 2005, the Executive Compensation and Development Committee recommended, and the full Board of Directors approved, a change in the current level of Directors’ fees. The Company’s stock compensation portion of the annual retainer was increased from $25,000 to $35,000. The committee chair annual retainers were increased from $2,000 to $5,000, except for the Audit Committee Chair annual retainer that was raised to $8,500. The Lead Director will receive an additional annual cash retainer of $20,000. These changes were effective beginning May 1, 2005.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: August 3, 2005	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO