Form 10-Q
period 2005-09-30
ERIE INDEMNITY CO
filed 2005-11-02
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Class A Common Stock, with no par value and a stated value of $.0292 per share was 61,851,203 at October 24, 2005.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share was 2,843 at October 24, 2005.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands)
	September 30	December 31
	2005	2004
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $975,231 and $939,280, respectively)	$988,333	$974,512
Equity securities at fair value (cost of $245,536 and $175,860, respectively)	262,179	202,694
Limited partnerships (cost of $114,441 and $116,097, respectively)	131,228	130,464
Real estate mortgage loans	4,923	5,044

Total investments	1,386,663	1,312,714

Cash and cash equivalents	42,735	50,061
Accrued investment income	14,122	12,480
Premiums receivable from policyholders	287,152	275,721
Federal income taxes recoverable	5,704	3,331
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	779,174	765,563
Ceded unearned premiums to Erie Insurance Exchange	149,823	128,187
Notes receivable from Erie Family Life Insurance Company	40,000	40,000
Other receivables from Erie Insurance Exchange and affiliates	211,098	211,488
Reinsurance recoverable from non-affiliates	294	351
Deferred policy acquisition costs	17,515	17,112
Property and equipment	13,092	13,581
Equity in Erie Family Life Insurance Company	56,773	58,728
Securities lending collateral	26,866	0
Prepaid pension	41,755	50,860
Other assets	42,640	39,567

Total assets	$3,115,406	$2,979,744

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

	(Dollars in thousands)
	September 30	December 31
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$985,836	$943,034
Unearned premiums	480,404	472,553
Commissions payable and accrued	190,030	179,284
Securities lending collateral	26,866	0
Accounts payable and accrued expenses	64,048	49,025
Deferred income taxes	7,226	24,122
Dividends payable	20,329	20,612
Employee benefit obligations	28,388	24,233

Total liabilities	1,803,127	1,712,863

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,576,800 and 67,540,800 shares issued, respectively; 62,124,038 and 62,992,841 shares outstanding, respectively	1,971	1,970
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,843 and 2,858 shares authorized, issued and outstanding, respectively	199	200
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	25,341	58,611
Retained earnings	1,479,808	1,354,181

Total contributed capital and retained earnings	1,515,149	1,422,792

Treasury stock, at cost, 5,452,762 and 4,547,959 shares, respectively	(202,870)	(155,911)

Total shareholders’ equity	1,312,279	1,266,881

Total liabilities and shareholders’ equity	$3,115,406	$2,979,744

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
OPERATING REVENUE
Management fee revenue — net	$228,349	$232,837	$686,475	$684,539
Premiums earned	53,908	52,862	161,721	154,576
Service agreement revenue	5,294	5,384	15,440	16,207

Total operating revenues	287,551	291,083	863,636	855,322

OPERATING EXPENSES
Cost of management operations	184,056	177,659	539,228	521,599
Losses and loss adjustment expenses incurred	36,995	34,602	103,457	112,642
Policy acquisition and other underwriting expenses	12,637	12,153	36,836	35,906

Total operating expenses	233,688	224,414	679,521	670,147

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	14,755	14,795	45,158	45,086
Net realized gains on investments	1,765	859	16,457	6,743
Equity in earnings of limited partnerships	8,032	3,845	30,788	5,727

Total investment income — unaffiliated	24,552	19,499	92,403	57,556

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	78,415	86,168	276,518	242,731

Provision for income taxes	25,930	29,141	92,241	81,865

Equity in earnings of Erie Family Life Insurance Company, net of tax	520	1,539	2,667	4,227

Net income	$53,005	$58,566	$186,944	$165,093

Net income per share — basic
Class A common stock	$.84	$.92	$2.97	$2.58

Class B common stock	128.01	139.84	450.68	393.52

Net income per share — diluted	0.76	0.83	2.69	2.34

Weighted average shares outstanding
Basic:
Class A common stock	62,415,372	63,279,022	62,650,810	63,676,870

Class B common stock	2,843	2,878	2,846	2,878

Diluted Shares	69,320,147	70,259,227	69,562,785	70,657,075

Dividends declared per share:
Class A common stock	$0.325	$0.215	$0.975	$0.645

Class B common stock	48.75	32.25	146.25	96.75

See Accompanying Notes to Consolidated Financial Statements

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(Dollars in thousands)
Net Income	$53,005	$58,566	$186,944	$165,093
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(14,782)	24,125	(34,728)	(791)
Less: Gains included in net income	(1,765)	(859)	(16,457)	(6,743)

Net unrealized holding (losses) gains arising during period	(16,547)	23,266	(51,185)	(7,534)
Income tax benefit (expense) related to unrealized losses (gains)	5,792	(8,143)	17,915	2,637

Change in other comprehensive income, net of tax	(10,755)	15,123	(33,270)	(4,897)

Comprehensive income	$42,250	$73,689	$153,674	$160,196

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$682,440	$657,176
Service agreement fee received	14,907	16,207
Premiums collected	161,737	150,398
Net investment income received	47,465	45,876
Dividends received from Erie Family Life	1,349	1,349
Salaries and wages paid	(67,920)	(58,629)
Pension funding and employee benefits paid	(7,760)	(17,515)
Commissions paid to agents	(354,028)	(359,013)
Agent bonuses paid	(46,717)	(24,010)
General operating expenses paid	(59,280)	(51,986)
Losses and loss adjustment expenses paid	(94,210)	(98,966)
Other underwriting and acquisition costs paid	(6,693)	(9,654)
Income taxes paid	(96,373)	(73,001)

Net cash provided by operating activities	174,917	178,232

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(302,085)	(275,490)
Equity securities	(128,676)	(23,937)
Limited partnerships	(42,996)	(24,047)
Sales/maturities of investments:
Fixed maturity sales	182,517	83,145
Fixed maturity calls/maturities	84,367	86,994
Equity securities	72,382	29,413
Limited partnership sales/distributions	60,752	25,078
Increase in collateral from securities lending	26,866	1,449
Redemption of securities lending collateral	(26,866)	(1,449)
Purchase of property and equipment	(1,510)	(1,887)
Net collections on agent loans	1,563	1,943

Net cash used in investing activities	(73,686)	(98,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(61,598)	(41,454)
Purchase of treasury stock	(46,959)	(44,566)

Cash used in financing activities	(108,557)	(86,020)

Net decrease in cash and cash equivalents	(7,326)	(6,576)
Cash and cash equivalents at beginning of period	50,061	52,313

Cash and cash equivalents at end of period	$42,735	$45,737

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2004, the Financial Accounting Standards Board (FASB) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. In September 2004, the FASB issued Staff Position (FSP) No. EITF 03-1-1, which delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. In June, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue the retitled, FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will supercede EITF 03-1 and replace certain application paragraphs with references to existing guidance. In September 2005, the FASB decided to retain the guidance for the accounting for debt securities subsequent to an other-than-temporary impairment. The final FSP FAS 115-1 is expected to be effective for fiscal years beginning after December 15, 2005. The Company had previously adopted the disclosure requirements of EITF 03-1, which were unchanged by FSP FAS 115-1 and were effective for periods ending after December 15, 2003. Management continues to closely monitor and evaluate how the proposed FSP FAS 115-1 will affect the Company.
NOTE 3 — RECLASSIFICATONS
Certain amounts previously reported in the 2004 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings.
NOTE 4 — EARNINGS PER SHARE
Basic earnings per share is calculated under the two-class method which allocates earnings to each class of stock based on its dividend rights. Diluted earnings per share is calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan. There were no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 — EARNINGS PER SHARE (Continued)
conversions of Class B voting stock to Class A stock in the third quarter 2005. During the nine months ended September 30, 2005, a total of 15 shares of Class B voting stock were converted to 36,000 shares of Class A voting stock. The total weighted average number of shares outstanding used in the basic and diluted earnings per share calculations are shown in the following table for each period presented.
The following table displays the basic and diluted earnings per-share computations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
		(net income amounts in thousands)
	2005	2004	2005	2004
Basic:
Allocated net income — Class A	$52,641	$58,164	$185,662	$163,960
Class A shares of common stock	62,415,372	63,279,022	62,650,810	63,676,870

Class A earnings per share — basic	$.84	$.92	$2.97	$2.58

Allocated net income — Class B	$364	$402	$1,282	$1,133
Class B shares of common stock	2,843	2,878	2,846	2,878

Class B earnings per share — basic	$128.01	$139.84	$450.68	$393.52

Diluted:
Net income	$53,005	$58,566	$186,944	$165,093
Class A shares of common stock	62,415,372	63,279,022	62,650,810	63,676,870
Assumed conversion of Class B common stock and restricted stock awards	6,904,775	6,980,205	6,911,975	6,980,205

Class A shares of common and equivalent shares	69,320,147	70,259,227	69,562,785	70,657,075

Earnings per share — diluted	$.76	$.83	$2.69	$2.34

The 2005 year to date diluted earnings per share includes the effects of a second quarter adjustment for a correction to the accounting for investments in limited partnerships which increased diluted earnings per share $.13 as discussed further in Note 5.
Restricted stock awards not yet vested include awards related to the long-term incentive plan for executive and senior management of 75,399 shares for the three and nine months ended September 30, 2005, and 68,176 shares for the three and nine months ended September 30, 2004. Awards not yet vested related to the outside directors stock compensation plan were 6,176 shares for the three and nine months ended September 30, 2005, and 4,829 shares for the three and nine months ended September 30, 2004.
NOTE 5 — INVESTMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
impairments are evaluated on an individual security position basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations.
The Company had loaned securities, included as part of its invested assets, with a market value of $26.1 million at September 30, 2005. There were no loaned securities at December 31, 2004. Securities lending collateral is recorded by the Company as a liability. The collateral for the securities on loan are invested in cash and short-term investments. The Company shares a portion of the interest on these short-term investments with the lending agent. The Company has incurred no losses on the loan program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
The following is a summary of fixed maturities and equity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2005

Fixed maturities
U.S. treasuries & government agencies	$10,312	$263	$42	$10,533
States & political subdivisions	142,377	1,577	857	143,097
Special revenue	189,496	2,082	762	190,816
Public utilities	72,454	3,267	371	75,350
U.S. industrial & miscellaneous	369,367	6,750	4,312	371,805
Mortgage-backed securities	34,154	865	386	34,633
Asset-backed securities	22,849	48	376	22,521
Foreign	103,594	4,547	749	107,392

Total bonds	944,603	19,399	7,855	956,147

Redeemable preferred stock	30,628	1,558	0	32,186

Total fixed maturities	975,231	20,957	7,855	988,333

Equity securities
Common stock:
Public utilities	1,313	274	0	1,587
U.S. banks, trusts & insurance companies	10,521	1,309	332	11,498
U.S. industrial & miscellaneous	53,198	7,826	1,589	59,435
Foreign	18,603	1,926	359	20,170
Nonredeemable preferred stock:
Public utilities	22,485	360	326	22,519
U.S. banks, trusts & insurance companies	67,632	2,382	119	69,895
U.S. industrial & miscellaneous	59,552	4,181	459	63,274
Foreign	12,232	1,588	19	13,801

Total equity securities	245,536	19,846	3,203	262,179

Total fixed maturities and equity securities	$1,220,767	$40,803	$11,058	$1,250,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2004

Fixed maturities
U.S. treasuries & government agencies	$11,850	$412	$69	$12,193
States & political subdivisions	80,508	2,515	164	82,859
Special revenue	125,083	3,407	137	128,353
Public utilities	66,927	4,708	52	71,583
U. S. industrial & miscellaneous	429,793	14,953	1,669	443,077
Mortgage-backed securities	48,504	772	390	48,886
Asset-backed securities	21,596	76	286	21,386
Foreign	125,590	9,628	312	134,906

Total bonds	909,851	36,471	3,079	943,243

Redeemable preferred stock	29,429	1,949	109	31,269

Total fixed maturities	939,280	38,420	3,188	974,512

Equity securities
Common stock:
Public utilities	992	11	0	1,003
U. S. banks, trusts & insurance companies	6,197	2,334	50	8,481
U. S. industrial & miscellaneous	34,120	13,136	171	47,085
Foreign	2,245	57	28	2,274
Nonredeemable preferred stock:
Public utilities	21,373	1,939	59	23,253
U. S. banks, trusts & insurance companies	43,605	3,401	2	47,004
U. S. industrial & miscellaneous	55,096	4,667	88	59,675
Foreign	12,232	1,730	43	13,919

Total equity securities	175,860	27,275	441	202,694

Total fixed maturities and equity securities	$1,115,140	$65,695	$3,629	$1,177,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
Fixed maturities and equity securities in a gross unrealized loss position at September 30, 2005 are as follows. Data is provided by length of time securities were in a gross unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Number of
(in thousands)	Value	Losses	Value	Losses	Value	Losses	Holdings
Fixed maturities
U.S. treasuries and government agencies	$5,503	$42	$0	$0	$5,503	$42	6
States and political subdivisions	74,623	705	5,084	152	79,707	857	34
Special revenue	101,192	639	6,305	123	107,497	762	47
Public utilities	22,374	274	2,894	97	25,268	371	13
U.S. industrial & miscellaneous	134,488	2,804	46,688	1,508	181,176	4,312	94
Mortgage-backed securities	7,498	101	12,427	285	19,925	386	16
Asset-backed securities	2,931	69	13,127	307	16,058	376	7
Foreign	27,176	560	6,802	189	33,978	749	16

Total fixed maturities	375,785	5,194	93,327	2,661	469,112	7,855	233

Equity securities
Common stock	26,406	2,280	0	0	26,406	2,280	97
Nonredeemable preferred stock	27,416	696	5,407	227	32,823	923	14

Total equity securities	53,822	2,976	5,407	227	59,229	3,203	111

Total fixed maturities and equity securities	$429,607	$8,170	$98,734	$2,888	$528,341	$11,058	344

U.S. Treasury Obligations and Government Agencies — The unrealized losses of the Company’s investments in U.S. treasury obligations and government agencies were caused by market interest rate increases as credit risk is not present in these instruments. The Company has the ability and intent to hold the investments until recovery of fair value.
Mortgage-Backed Securities — The unrealized losses on the Company’s investment in mortgage-backed securities were caused by market interest rate increases. The Company has the ability and intent to hold the investments until recovery of fair value.
Corporate Bonds (public utilities, U.S. banks, trust and insurance companies, U.S. industrial, miscellaneous and foreign) — The unrealized losses on investments in corporate bonds relates to both interest rate increases and to declines in credit quality of certain issuers. Evaluation of the near-term prospects of the issues suggests that the decline in credit quality is not such that recovery of fair value is unlikely. The Company has the ability and intent to hold these investments until recovery of fair value.
Common stock — The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. In evaluating the near term prospects, the Company considered significant changes in company finances, including company debt ratings, regulatory action, accounting improprieties, and other matters which potentially affect the value of the issuer. The Company has the ability and intent to hold these investments until recovery of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
Nonredeemable preferred stock — The unrealized losses on investments in preferred stock relates to both market interest rate increases and to declines in credit quality of certain issuers. Evaluation of the near-term prospects suggests that the decline in credit quality is not such that recovery of fair value is unlikely. The Company has the ability and intent to hold these investments until recovery of fair value.
The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. The third quarter of 2005 includes impairment charges of $.3 million on equity securities and $.6 million on fixed maturities. For the nine months ended September 30, 2005, impairment charges totaled $2.1 million on fixed maturities in the automotive industry and $1.4 million on equity securities in the consumer products, automotive and technology industries. There were no impairment charges on fixed maturities or equity securities in the three or nine months ended September 30, 2004.

	Three Months Ended		Nine months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Fixed maturities:
Gross realized gains	$2,034	$933	$6,523	$5,803
Gross realized losses	(902)	(63)	(3,583)	(89)

Net realized gains	1,132	870	2,940	5,714

Equity securities:
Gross realized gains	1,190	480	16,865	1,912
Gross realized losses	(557)	(491)	(3,348)	(883)

Net realized gains (losses)	633	(11)	13,517	1,029

Net realized gains on investments	$1,765	$859	$16,457	$6,743

Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest in small- to medium-sized companies. The Company has not guaranteed any of the partnership liabilities. Limited partnerships are recorded under the equity method. In the second quarter of 2005, the Company corrected its treatment of unrealized gains and losses on limited partnerships by recognizing unrealized gains and losses in the Consolidated Statements of Operations. Prior period amounts were not restated as the impact of this correction was not material to prior periods’ net income and had no impact on total shareholders’ equity. Net unrealized gains included in the equity in earnings of limited partnerships were $.3 million and $14.5 million for the three and nine months ended September 30, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — INVESTMENTS (Continued)
The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Private equity	$7,119	$3,252	$18,646	$2,597
Real estate	(108)	296	8,597	1,960
Mezzanine debt	1,021	297	3,545	1,170

Total equity in earnings of limited partnerships	$8,032	$3,845	$30,788	$5,727

NOTE 6 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE
The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Revenues	$36,043	$35,491	$111,972	$113,859
Benefits and expenses	32,427	27,874	92,850	75,919

Income before income taxes	3,616	7,617	19,122	37,940
Income taxes	709	2,618	6,136	13,179

Net income	$2,907	$4,999	$12,986	$24,761

Comprehensive (loss) income	($13,234)	$25,454	($3,074)	$19,317

Dividends paid to shareholders	$2,079	$2,079	$6,237	$6,143

	As of
	September 30	December 31
(in thousands)	2005	2004
Investments	$1,505,985	$1,466,579
Total assets	1,767,232	1,661,440
Liabilities	1,507,094	1,389,912
Accumulated other comprehensive income	23,192	39,252
Total shareholders’ equity	260,138	271,528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 7 — RETIREMENT BENEFIT PLANS
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
Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Service cost	$3,641	$3,309	$315	$242
Interest cost	3,644	3,237	242	177
Expected return on plan assets	(4,346)	(4,248)	—	—
Amortization of prior service cost	175	225	(27)	(13)
Amortization of net loss	899	801	81	38

Net periodic benefit cost	$4,013	$3,324	$611	$444

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Service cost	$10,923	$9,927	$944	$726
Interest cost	10,932	9,712	726	531
Expected return on plan assets	(13,037)	(12,747)	—	—
Amortization of prior service cost	525	676	(81)	(40)
Amortization of net loss	2,697	2,404	245	116

Net periodic benefit cost	$12,040	$9,972	$1,834	$1,333

A portion of the net periodic benefit cost for the pension and postretirement plans is borne by the Erie Insurance Exchange (Exchange) and EFL. The Company was reimbursed for the annual pension cost approximately 56% and 54% from the Exchange and EFL combined during the first nine months of 2005 and 2004, respectively.
NOTE 8 — NOTES RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
The Company is due $40 million from EFL in the form of two surplus notes. Repayment of the notes is to be made out of unassigned surplus of EFL only and is subject to approval by the Pennsylvania Insurance Commissioner. The first note, in the amount of $15 million, bears an annual interest rate of 6.45% and is payable on demand on or after December 31, 2005. It is likely EFL will reissue the note with market terms to either the Company or the Exchange by December 31, 2005. EFL accrued interest, payable semi-annually, to the Company on the surplus note of $.3 million in the third quarters of 2005 and 2004.
The second note, in the amount of $25 million, bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. This note was issued to further strengthen the surplus of EFL and to support its continued sales growth. EFL accrued interest, payable semi-annually, of $.4 million to the Company in the third quarters of 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 9 — STATUTORY INFORMATION
Cash and securities with carrying values of $3.7 million and $3.6 million were deposited by the Company’s property/casualty insurance subsidiaries with regulatory authorities under state insurance laws and regulations at September 30, 2005 and December 31, 2004, respectively.
NOTE 10 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$186,944	$165,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,927	27,986
Deferred income tax expense	(1,558)	2,753
Equity in earnings of limited partnerships	(30,788)	(5,727)
Net realized gains on investments	(16,457)	(6,743)
Net amortization of bond premium	1,949	1,212
Undistributed earnings of Erie Family Life Insurance Company	(1,519)	(3,196)
Deferred compensation	1,943	1,516
Increase in receivables and reinsurance recoverable from the Exchange	(46,232)	(123,586)
Increase in prepaid expenses and other assets	(25,877)	(33,481)
Increase in accounts payable and accrued expenses	27,931	48,305
Increase in loss reserves	42,802	60,394
Increase in unearned premiums	7,852	43,706

Net cash provided by operating activities	$174,917	$178,232

NOTE 11 — COMMITMENTS AND CONTINGENCIES
The Company has contractual commitments to invest up to $202.3 million additional funds in limited partnership investments at September 30, 2005. These commitments will be funded as required by the partnerships’ agreements through 2012. At September 30, 2005, the total commitment to fund limited partnerships that invest in private equity securities is $60.1 million, in real estate activities is $94.5 million and in fixed income securities is $47.7 million. The Company expects to have sufficient cash flows from operations and positive flows from existing limited partnership investments to meet these partnership commitments.
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 12 — VARIABLE INTEREST ENTITY
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
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Premiums earned	$945,738	$937,357	$2,836,427	$2,741,960
Losses and loss adjustment expenses	597,252	573,469	1,731,561	1,830,851
Insurance underwriting and other expenses*	258,657	262,519	768,650	764,289
Dividends to policyholders	5,605	3,744	16,417	11,527
Other (income) expense	(647)	4,861	8,423	14,408

Net underwriting gain	84,871	92,764	311,376	120,885

Net investment income	104,839	70,685	285,357	202,179
Net realized gains	70,268	45,371	441,573	76,550

Total investment income	175,107	116,056	726,930	278,729

Net income before federal income tax	259,978	208,820	1,038,306	399,614

Federal income tax expense	97,015	63,525	349,170	119,725

Net income	$162,963	$145,295	$689,136	$279,889

*	Includes management fees and service fees paid or accrued as payable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 12 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
	September 30	December 31
(in thousands)	2005	2004
Assets
Equity securities:
Common stock	$1,680,909	$1,508,664
Preferred stock	641,383	550,090
Fixed maturities	4,550,783	4,399,458
Limited partnerships	536,964	567,089
Real estate mortgage loans	10,617	10,859
Properties occupied by the Exchange	35,683	36,305
Cash and cash equivalents	319,438	125,933
Other invested assets	11,398	1,049

Total invested assets	7,787,175	7,199,447
Premium receivable	1,056,812	1,002,818
Federal income tax recoverable	31,831	0
Deferred income taxes	42,528	0
Other assets	68,602	67,497

Total assets	$8,986,948	$8,269,762

Liabilities
Loss and LAE reserves	$3,492,563	$3,436,246
Unearned premium reserves	1,589,179	1,536,890
Accrued liabilities	644,758	400,375
Deferred income taxes	0	92,193

Total liabilities	5,726,500	5,465,704

Total policyholders’ surplus	3,260,448	2,804,058

Total liabilities and policyholders’ surplus	$8,986,948	$8,269,762

Surplus — The Exchange’s policyholders’ surplus increased 16.3% during 2005 primarily as a result of improved underwriting results and net investment income.
Common stocks — Common stock securities represent a significant portion of the Exchange’s investment portfolio and surplus and are exposed to price risk, volatility of the capital markets and general economic conditions. Common stock investments made up approximately 51.6% of the Exchange’s statutory surplus at September 30, 2005 and 53.8% at December 31, 2004.
Included in these common stock amounts are realized gains on the common stock portfolio of $77.7 million and $40.0 million in the third quarters of 2005 and 2004, respectively. During 2005, the Exchange was in the process of diversifying its common stocks through transitioning the portfolio to external equity managers. During the third quarter of 2005, this process was completed and all of the common stock portfolio is now managed by external equity managers. The increase in net realized gains to $441.6 million for the nine months ended September 30, 2005 from $76.6 million in the same period of 2004 was largely due to the selling down of the common stock which generated $418.9 million in realized gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 12 — VARIABLE INTEREST ENTITY (Continued)
Net proceeds from the sale of common stock investments were $241.6 million and $107.8 million in the third quarters of 2005 and 2004, respectively. Included in the proceed amounts were $57.1 million and $38.5 million respectively, in realized capital gains related to the process of selling down its internally managed common stock portfolio.

	September 30,
	2005	2004
*Weighted average current price to earnings ratio	21.19	19.48

*Standard & Poors composite price to earnings ratio	17.96	19.03

*	Ratios are prices to trailing 12-months earnings.
Cash and cash equivalents — Cash and cash equivalents include securities lending of $233.7 million at September 30, 2005 compared to $2.3 million at December 31, 2004.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 12 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Nine Months Ended September 30
(in thousands)	2005	2004
Cash flows from operating activities
Premiums collected net of reinsurance	$2,839,789	$2,809,439
Net investment income received	295,424	209,109
Miscellaneous expense	(8,569)	(9,554)
Losses and loss adjustment expenses paid	(1,435,294)	(1,490,754)
Management fee and expenses paid	(1,021,673)	(1,005,664)
Dividends to policyholders	(15,854)	(13,488)
Income taxes paid	(402,691)	(229,060)

Net cash provided by operating activities	251,132	270,028

Cash flows from investing activities
Proceeds from investment sales and maturities	2,530,248	1,234,874
Purchases of investments	(2,830,460)	(1,891,594)

Net cash used in investing activities	(300,212)	(656,720)

Net cash provided by financing activities	242,585	77,449

Net increase (decrease) in cash and cash equivalents	193,505	(309,243)
Cash and cash equivalents at beginning of period	125,933	612,971

Cash and cash equivalents at end of period	$319,438	$303,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 13 — SEGMENT INFORMATION
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Management Operations
Operating revenue
Management fee revenue	$241,639	$246,388	$726,429	$724,379
Service agreement revenue	5,294	5,384	15,440	16,207

Total operating revenue	246,933	251,772	741,869	740,586

Cost of management operations	194,768	187,998	570,612	551,957

Income before income taxes	$52,165	$63,774	$171,257	$188,629

Net income from management operations	$34,921	$42,207	$114,136	$125,011

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$38,848	$38,205	$115,683	$110,559
Commercial lines	16,216	15,895	49,156	46,635
Reinsurance — nonaffiliates	(312)	(396)	(587)	(94)
Reinsurance — affiliates	(844)	(842)	(2,531)	(2,524)

Total premiums earned	53,908	52,862	161,721	154,576

Operating expenses
Losses and expenses:
Personal lines	37,793	35,117	105,906	106,712
Commercial lines	15,238	13,648	42,578	43,683
Reinsurance — nonaffiliates	(2,987)	43	(1,961)	1,548
Reinsurance — affiliates	2,166	1,159	2,341	6,088

Total losses and expenses	52,210	49,967	148,864	158,031

Income (loss) before income taxes	$1,698	$2,895	$12,857	($3,455)

Net income (loss) from insurance underwriting operations	$1,137	$1,916	$8,567	($2,289)

Investment Operations
Investment income, net of expenses	$14,755	$14,795	$45,158	$45,086
Net realized gains on investments	1,765	859	16,457	6,743
Equity in earnings of limited partnerships	8,032	3,845	30,788	5,727

Total investment income — unaffiliated	$24,552	$19,499	$92,403	$57,556

Net income from investment operations	$16,427	$12,904	$61,574	$38,144

Equity in earnings of EFL, net of tax	$520	$1,539	$2,667	$4,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 13 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004
Segment revenues	$300,841	$304,634	$903,590	$895,163
Elimination of intersegment management fee revenues	(13,290)	(13,551)	(39,954)	(39,841)

Total operating revenues	$287,551	$291,083	$863,636	$855,322

Segment operating expenses	$246,978	$237,965	$719,475	$709,988
Elimination of intersegment management fee revenue	(13,290)	(13,551)	(39,954)	(39,841)

Total operating expenses	$233,688	$224,414	$679,521	$670,147

The intersegment revenues and expenses shown above to reconcile to the Consolidated Statements of Operations represents the Company’s property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to the Company.
The following table presents the management fee revenue by line of business before elimination of the intersegment management fee revenue.

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(dollars in thousands)	2005	2004	Change	2005	2004		Change
Private passenger auto	$120,879	$126,724	(4.6)%	$354,022	$362,672		(2.4)%
Commercial auto	18,707	18,587	.6	61,026	59,956		1.8
Homeowner	49,107	49,962	(1.7)	133,825	132,615		.9
Commercial multi-peril	24,730	25,192	(1.8)	81,662	80,302		1.7
Workers’ compensation	19,559	20,491	(4.5)	65,567	64,319		1.9
All other lines of business	10,257	10,032	2.2	31,227	30,215		3.3

Total	$243,239	$250,988	(3.1)%	$727,329	$730,079		(.4)%

Change in allowance for management fee returned on cancelled policies	1,600	4,600		900	5,700

Management fee, after change in allowance	$241,639	$246,388	(1.9)%	$726,429	$724,379		.3%

Management fee rate	23.75%	24.0%		23.75%	23.7	%*

*	Effective management fee includes 23.5% effective January through June 2004 and 24.0% from July to September 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 13 — SEGMENT INFORMATION (Continued)
The growth rate of policies in force and policy retention trends (the percentage of policyholders eligible for renewals who have renewed their policies measured on a twelve-month rolling basis) directly impact the Company’s management operations and property and casualty insurance operating segments. Below is a summary of each by line of business for the Property and Casualty Group’s insurance business, followed by the retention ratios by line of business.
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate
06/30/2004	1,686,524	2.2%	1,347,409	4.2%	278,547	5.3%	3,312,480	3.3%
09/30/2004	1,682,561	1.0%	1,350,899	2.6%	278,707	3.4%	3,312,167	1.9%
12/31/2004	1,670,804	(0.1)%	1,347,671	1.5%	278,974	2.4%	3,297,449	0.8%
03/31/2005	1,661,955	(1.0)%	1,343,803	0.6%	279,927	1.4%	3,285,685	(0.1)%
06/30/2005	1,658,278	(1.7)%	1,350,491	0.2%	282,670	1.5%	3,291,439	(0.6)%
09/30/2005	1,651,629	(1.8)%	1,354,487	0.3%	285,134	2.3%	3,291,250	(0.6)%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers’	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate
06/30/2004	117,060	3.7%	209,795	4.1%	60,735	(1.9)%	87,172	4.0%	474,762	3.1%
09/30/2004	117,090	2.4%	210,012	2.4%	59,863	(4.1)%	87,921	2.5%	474,886	1.5%
12/31/2004	117,287	1.8%	209,623	1.5%	58,931	(5.4)%	87,815	1.6%	473,656	0.7%
03/31/2005	117,382	1.4%	209,619	1.3%	57,949	(5.6)%	87,877	1.8%	472,827	0.5%
06/30/2005	118,445	1.2%	212,100	1.1%	57,398	(5.5)%	88,981	2.1%	476,924	0.5%
09/30/2005	118,555	1.3%	212,939	1.4%	56,877	(5.0)%	90,074	2.4%	478,445	0.7%

		12-mth.
	Total	growth
Date	All Lines	rate
06/30/2004	3,787,242	3.2%
09/30/2004	3,787,053	1.8%
12/31/2004	3,771,105	0.7%
03/31/2005	3,758,512	(0.1)%
06/30/2005	3,768,363	(0.5)%
09/30/2005	3,769,695	(0.5)%
Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers’	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total
06/30/2004	90.7%	89.0%	88.4%	86.7%	86.7%	86.8%	89.2%
09/30/2004	90.3	88.5	87.9	86.0	86.2	86.0	88.7
12/31/2004	90.0	88.3	87.6	85.3	85.8	85.8	88.4
03/31/2005	89.9	88.2	87.6	85.5	85.9	85.5	88.3
06/30/2005	89.8	87.8	87.8	85.0	85.8	85.5	88.3
09/30/2005	89.9	88.0	88.0	85.1	86.0	85.6	88.4

* CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005. Preceding the discussion of financial results is an introduction discussing the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses on the Erie Indemnity Company’s (Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 13 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.
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
the Property and Casualty Group) write personal and commercial lines property and casualty coverage exclusively through more than 1,700 independent agencies comprising over 7,700 licensed independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.
The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries (EIC, EINY and EIPC) and the Company’s investment operations.
Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Income from management operations	$52,165	$63,774	$171,257	$188,629
Underwriting income (loss)	1,698	2,895	12,857	(3,455)
Net revenue from investment operations	25,112	21,153	95,271	62,101

Income before income taxes	78,975	87,822	279,385	247,275
Provision for income taxes	25,970	29,256	92,441	82,182

Net income	$53,005	$58,566	$186,944	$165,093

Net income per share — diluted	$.76	$.83	$2.69	$2.34

Consolidated net income for the third quarter of 2005 was $53.0 million compared to $58.6 million during the same period in 2004, a decrease of 9.5%. Management fee revenues decreased in the third quarter of 2005 as a result of lower direct written premiums of the Property and Casualty Group, on which the management fee is based as well as the lower management fee rate in the third quarter of 2005. The cost of management operations increased in the third quarter 2005 primarily due to higher personnel costs which included contract labor for information technology projects. Income from insurance underwriting operations was lower in the third quarter of 2005 than the third quarter of 2004 driven by an increases in claims reserves for certain pre-1986 automobile catastrophic injury claims made during the third quarter 2005 loss reserve evaluation. The Company’s underwriting loss resulting from these reserve actions were $2.7 million. The Property and Casualty Group and Company recorded no underwriting losses as a result of Hurricanes Katrina or Rita during the third quarter of 2005 or Wilma during October 2005. Revenue from investment operations increased in the third quarter of 2005 compared to the same period in 2004 primarily due to improved earnings of limited partnerships and realized gains.
Consolidated net income for the nine months ended September 30, 2005 increased 13.2% to $186.9 million. Income from management operations decreased 9.2% during the first nine months of 2005 compared to the first nine months of 2004. The gross margin from management operations decreased to 23.1% from 25.5% for the nine months ended September 30, 2005 and 2004, respectively, due to slower growth in management fee revenue relative to increases in the cost of management operations. Insurance underwriting operations generated income of $12.9 million for the nine months ended September 30, 2005, compared to underwriting losses of $3.5 million for the nine months ended September 30, 2004. The improvement in underwriting results in 2005 compared to 2004 is a result of the initiatives implemented to focus on underwriting profitability in combination with very low catastrophe losses in 2005 and favorable development of prior accident year losses. Revenue from investment operations increased to $95.3 million for the nine months ended September 30, 2005 from $62.1 million in the same period in 2004 due to a recognition of limited partnership valuation adjustment recorded in the second quarter of 2005 which increased realized earnings from limited partnerships, as well as improvement in realized gains due to sales of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
OVERVIEW OF OPERATING SEGMENTS
Management Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Management fee revenue — net	$241,639	$246,388	$726,429	$724,379
Service agreement revenue	5,294	5,384	15,440	16,207

Total revenue from management operations	246,933	251,772	741,869	740,586
Cost of management operations	194,768	187,998	570,612	551,957

Income from management operations	$52,165	$63,774	$171,257	$188,629

Gross margin percentage	21.1%	25.3%	23.1%	25.5%

Management fee rate	23.75%	24.0%	23.75%	23.7	%*

*	Effective management fee rate represents 23.5% effective January through June 2004 and 24.0% from July to September 2004
Management fee revenue
Net management fee revenue decreased 1.9% for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Management fees from the Exchange represented 73.2% and 75.0% of the Company’s total revenues for the third quarters of 2005 and 2004, respectively. Management fee revenue is based on the management fee rate, established by the Board of Directors, and the direct written premiums of the Property and Casualty Group. The lower management fee rate in the third quarter of 2005 of 23.75%, compared to 24% in the third quarter of 2004, resulted in $2.6 million less in management fee revenue for the quarter ended September 30, 2005, or a decrease in diluted net income per share of $.02. Direct written premiums of the Property and Casualty Group decreased 2.1% in the third quarter of 2005 to $1.0 billion. While policies in force continued to grow modestly by about 1,300 policies in the third quarter of 2005, the average premium per policy declined in the third quarter of 2005 compared to the third quarter of 2004 resulting in lower direct written premiums for the third quarter 2005. The year over year average premium per policy still increased due to certain rate increases implemented in 2004, however the anticipated year over year decline in new policies resulted in lower direct written premiums for the nine months ended September 30, 2005 compared to 2004. Retention ratios improved slightly through the third quarter 2005 to 88.4 from 88.3 through the second quarter of 2005.
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term policy cancellations. Management fee revenues were reduced by $1.6 million and $4.6 million in the third quarters of 2005 and 2004, respectively, due to changes in the allowance. The 2005 allowance adjustment reflects stabilizing of cancellation levels as compared to 2004. Policy retention ratios were 88.4% at September 30, 2005 and 88.3% at both June and March 2005. Cancellation levels have been stabilizing as a result of underwriting rate stabilization and price segmentation. The 2004 allowance adjustment was partially reflective of higher cancellations with the retention ratio declining to 88.7% at September 2004, compared to 89.2% at June 2004 and 89.8% at March 2004. The higher cancellation experience in 2004 was due to initiatives implemented to focus on underwriting profitability.
The Company periodically evaluates actual mid-term policy cancellations compared to the allowance and refines this estimate accordingly. During the third quarter of 2005, the Company began to utilize a greater number of historical periods to develop the cancellation rate, a refinement management believes more accurately reflects anticipated amounts of management fees to be returned. This revision yielded projected annual cancellations more comparable to actual cancellations in the developed periods. For the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
nine months ended September 30, 2005 and 2004, changes in this allowance reduced management fee revenue $.9 million and $5.7 million, respectively.
Significant factors affecting management fee revenue are as follows:
New business premium production
Total new business premium of the Property and Casualty Group declined 2.9% to $100.7 million in the third quarter of 2005 from $103.6 million in the third quarter of 2004. Personal lines new business premium written of the Property and Casualty Group declined 5.4% to $70.6 million from $74.6 million for the third quarters of 2005 and 2004, respectively. Commercial lines new business premiums of the Property and Casualty Group increased 3.4% to $30.0 million in the third quarter of 2005 from $29.0 million in the third quarter of 2004. (see Note 13, “Segment Information” which contains policies in force and policy retention trends by line of business). The private passenger auto new business premium written of the Property and Casualty Group decreased to $42.0 million from $46.8 million for the third quarters of 2005 and 2004, respectively. During the third quarter of 2005, the Company continued refining its price segmentation model for the private passenger auto and homeowners lines of business to improve the Company’s competitive position in those lines.
Premium rates and rate change impacts
The year over year average premium per policy increased 1.2% to $1,055 at September 30, 2005 from $1,042 at September 30, 2004. The year over year average premium per personal lines policy increased .6% while commercial lines year over year average premiums increased 1.9% at September 30, 2005. The private passenger auto year over year average premium per policy increased .4% to $1,179 at September 30, 2005 from $1,175 at September 30, 2004.
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
The improvement in underwriting experience afforded the Property and Casualty Group the ability to implement rate reductions to be more price competitive for potential new policyholders and improve retention of existing policyholders in 2005. Management continuously evaluates pricing actions and estimates that those approved, filed and contemplated for filing through September 30, 2005 will result in a net decrease in direct written premiums of $10.1 million in 2005. The most significant rate decreases are in the private passenger auto and homeowners lines of business in Pennsylvania.
Premium related initiatives
Personal Lines — In August 2004, the Property and Casualty Group implemented insurance scoring for underwriting purposes for its private passenger auto and homeowners lines of business in most of its operating states in response to changing competitive market conditions. Insurance scoring has also been incorporated, along with other risk characteristics, into a rating plan with multiple pricing tiers. This segmented pricing provides the Property and Casualty Group greater flexibility in pricing policies with varying degrees of risk. This should result in more competitive rates being offered to customers with the most favorable loss characteristics. The rating plan with multiple pricing tiers was implemented in most

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
states on new business in March 2005, and on renewal business in April 2005. In 2006, the Company anticipates implementing additional pricing segmentations in auto and homeowners insurance.
Commercial Lines — The Property and Casualty Group is implementing initiatives to provide more competitive rates for higher quality workers compensation risks. Rate changes and a more formalized process of evaluating accounts should allow a better alignment between rate and risk level similar to the pricing segmentation efforts in the personal lines. Rate changes will become effective in November 2005 in the state of Pennsylvania. Rate changes for workers compensation in all other states except Wisconsin are filed to be effective in January 2006.
Promotional incentive programs — Two twelve-month promotional incentive programs started in the second quarter of 2005 to offer incentives for property/casualty, life and annuity sales. The total projected cost to the Company, after reimbursement from EFL, is estimated at $3.0 million. Through September 2005, the Company has incurred $.9 million for the programs.
Cost of management operations
The cost of management operations increased 3.6% for the third quarter of 2005 to $194.8 million from $188.0 million during the third quarter of 2004, primarily due to increases in personnel costs and insurance scoring costs. For the nine months ended September 30, 2005, the cost of management operations grew by 3.4% to $570.6 million compared to $552.0 million for the same period a year ago.
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses.

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(dollars in thousands)	2005	2004	Change	2005	2004	Change
	(unaudited)			(unaudited)
Scheduled and accelerated rate commissions	$121,598	$128,714	(5.5)%	$361,099	$379,915	(5.0)%
Agent bonuses	19,412	13,807	40.6	50,479	32,260	56.5
Allowance for mid-term policy cancellations	(700)	(2,300)	N/A	(100)	(2,900)	N/A

Total commissions	$140,310	$140,221	0.1%	$411,478	$409,275	0.5%

Scheduled rate commissions were impacted by a 2.1% decrease in the direct written premiums of the Property and Casualty Group in the third quarter of 2005 and the reduction in certain commercial commission rates. Commercial commission rate reductions became effective on premiums collected after December 31, 2004 and resulted in a $4.9 million reduction in scheduled rate commissions in the third quarter of 2005 and a $15.8 million reduction for the nine months ended September 30, 2005.
Accelerated rate commissions are offered to some newly recruited agents for their initial three years. Accelerated commissions were lower in the first nine months of 2005 as there were fewer new agency appointments in 2004 and existing accelerated commission contracts expired. New agency appointments resumed in 2005, with 41 appointments in the first nine months. As new agent appointments continue, accelerated rate commissions will reflect a corresponding increase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Agent bonuses are based on an individual agency’s property/casualty underwriting profitability and also include a component for growth in agency current and prior two year property/casualty premiums if the agencies are profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data. Company estimates use projected underwriting data for the remainder of the current year in order to model the 36-month underwriting results by agency. The increase in agent bonuses in the third quarter of 2005 reflects the impact of the improved underwriting profitability in 2004. The agent bonus award is estimated at $66.4 million for 2005. The bonus estimate at the third quarter of 2004 was lower given the less favorable underwriting results in 2003 and 2002.
The cost of management operations excluding commission costs, increased 14.0% for the third quarter of 2005 to $54.5 million from $47.8 million recorded in the third quarter of 2004. Personnel related costs are the second largest component in cost of management operations. The Company’s personnel costs totaled $33.6 million in the third quarter of 2005, compared to $29.4 million in the third quarter of 2004, an increase of 14.4%. Contributing to this increase was an 11.9% increase in salaries and wages which includes, in addition to base pay rate increases, an increase in staffing levels and increases in contract labor of 5.0%. Costs incurred related to external contract labor primarily related to information technology projects, increased $1.1 million to $1.7 million in the third quarter of 2005 and there was an increase in expense of $1.0 million in the long term incentive plan for executives.
Also contributing to the increase in the cost of management operations were the cost of obtaining insurance scores on applications of $.7 million during the third quarter of 2005 and $3.1 million during the first nine months of 2005. The Company began using insurance scoring in August 2004 and had only incurred $.1 million in the three and nine months ended September 30, 2004 for insurance scores.
Insurance Underwriting Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Premiums earned	$53,908	$52,862	$161,721	$154,576
Losses and loss adjustment expenses incurred	36,995	34,602	103,457	112,642
Policy acquisition and other underwriting expenses	15,215	15,365	45,407	45,389

Total losses and expenses	$52,210	$49,967	$148,864	$158,031

Underwriting income (loss)	$1,698	$2,895	$12,857	($3,455)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table reconciles the underwriting results of the Property and Casualty Group on a statutory accounting basis (SAP) to the underwriting results of the Company on a GAAP basis.
Reconciliation of Property and Casualty (P&C) Group Underwriting Results to the Company Underwriting Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2005	2004	2005	2004
Property and Casualty Group Insurance
Underwriting Operations (SAP Basis)
Direct underwriting results:
Direct written premium	$1,024,165	$1,045,785	$3,062,437	$3,084,470

Premium earned	1,005,571	998,231	3,009,496	2,900,590
Loss and loss adjustment expenses incurred	686,611	604,944	1,865,169	1,911,122
Policy acquisition and other underwriting expenses	280,968	289,371	845,087	841,688

Total losses and expenses	967,579	894,315	2,710,256	2,752,810

Direct underwriting income	37,992	103,916	299,240	147,780
Nonaffiliated reinsurance underwriting results—net	48,724	(7,986)	25,428	(29,373)

Net underwriting gain (SAP Basis)	$86,716	$95,930	$324,668	$118,407

Erie Indemnity Company Insurance
Underwriting Operations (SAP to GAAP Basis)
Percent of pool assumed by Company	5.5%	5.5%	5.5%	5.5%

Company preliminary underwriting income (loss):
Direct	$2,090	$5,715	$16,458	$8,128
Nonaffiliated reinsurance	2,679	(439)	1,399	(1,616)

Net underwriting gain (SAP Basis)	4,769	5,276	17,857	6,512

Excess-of-loss premiums ceded to the Exchange	(844)	(842)	(2,531)	(2,524)
Excess-of-loss changes to recoveries under the agreement*	(2,166)	(1,159)	(2,341)	(6,088)
SAP to GAAP adjustments	(61)	(380)	(128)	(1,355)

Company underwriting income (loss) before tax (GAAP Basis)	$1,698	$2,895	$12,857	($3,455)

*	The change in the recoverable under the excess-of-loss agreement is an offset to the prior accident year loss development included in the loss and loss adjustment expenses reflected in the table.
COMBINED RATIO — SAP AND GAAP

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Company GAAP combined ratio	96.9%	94.5%	92.1%	102.2%
P&C Group statutory combined ratio	90.5	88.6	88.4	93.9
P&C Group statutory combined ratio, excluding catastrophes	90.0	85.0	87.9	91.7
P&C Group adjusted statutory combined ratio	85.9	83.0	83.3	88.3
P&C Group adjusted statutory combined ratio, excluding catastrophes	85.4	79.4	82.8	86.1

Loss ratio points from prior accident year reserve development- (redundancy) efficiency	(1.8)	(2.3)	(3.3)	(2.5)
Loss ratio point from salvage and subrogation recoveries collected	(0.8)	(0.9)	(1.7)	(1.8)

Total loss ratio points from prior accident years	(2.6)	(3.2)	(5.0)	(4.3)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Summary
The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to certain GAAP adjustments and the effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange. The statutory combined ratio as reported and the adjusted statutory combined ratio which removes the profit component paid to the Company are also presented above for the Property and Casualty Group. There was no impact on the Property and Casualty Group or the Company’s underwriting results from either Hurricane Katrina or Hurricane Rita during the third quarter 2005 or Hurricane Wilma in October 2005. For the nine months ended 2004, the less favorable GAAP combined ratio, as compared to the statutory combined ratio, was driven by $6.1 million of charges recorded by the Company’s property/casualty insurance subsidiaries under the intercompany excess-of-loss reinsurance agreement, resulting in a variance of 3.9 GAAP combined ratio points.
The Property and Casualty Group direct business statutory combined ratio increased in the third quarter of 2005 as a result of increased pre-1986 automobile catastrophe injury liability reserves as well as seasonal fluctuations. Favorable prior year development of the direct business other than the pre-1986 automobile catastrophe injury liability reserves reduced the statutory combined ratio and catastrophe losses had a minimal impact. The assumed loss and loss adjustment expense reserves related to the September 11th 2001 attack were reduced in the third quarter of 2005 improving the Property and Casualty Group’s statutory combined ratio. See discussion of property/casualty loss reserves on page 38. While the Company’s GAAP combined ratio was impacted by these reserve adjustments, the reduction in the World Trade Center assumed loss and loss adjustment expense reserves triggered a reduction in previously recorded recoveries under the intercompany aggregate excess-of-loss reinsurance arrangement for accident year 2001 which offset the reduction in assumed reserves.
Direct Underwriting Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Property and Casualty Group direct underwriting income	$37,992	$103,916	$299,240	$147,780
Percent of pool assumed by Company	5.5%	5.5%	5.5%	5.5%

Company direct underwriting income, before adjustments	$2,090	$5,715	$16,458	$8,128

While underwriting results on direct business in 2005 continue to reflect the impact of underwriting profitability initiatives implemented in 2003 and 2004 to help offset severity increases and manage exposure growth, the third quarter of 2005 reflects an increase to reserves for certain pre-1986 automobile catastrophe injury liability reserves. The Property and Casualty Group increased reserves for automobile catastrophe injury liability reserves by $47 million (net of ceded recoveries) during the third quarter reserve evaluation. The reserve re-estimates on these claims during the quarter took into account updated trends with respect to ongoing attendant care costs for claimants. This reserve increase was responsible for adding 4.7 points to the third quarter 2005 Property and Casualty Group statutory combined ratio. Also in the third quarter of 2005, seasonal increases in claim volume, which are recognized in reserves in the quarter they occurred, contributed 6.1 points to the Property and Casualty Group’s statutory combined ratio. The impact of seasonal fluctuations was offset by positive

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
development of prior accident year losses, which improved the Property and Casualty Group’s statutory combined ratio by 1.8 points in the third quarter of 2005. Catastrophe losses incurred by the Property and Casualty Group have not been significant in 2005. During the third quarter of 2004, the Property and Casualty Group recorded approximately $21 million related to Hurricane Ivan. The positive development of prior accident years and minimal catastrophe losses, coupled with improved current accident year underwriting experience, resulted in Property and Casualty Group losses that were lower by $46 million for the nine months ended September 30, 2005 compared to September 30, 2004.
Underwriting profitability initiatives
The Property and Casualty Group continues to maintain its focus on enhancing quality growth while maintaining underwriting profitability. Recent underwriting results have strengthened the Property and Casualty Group’s ability to compete for profitable business. Underwriting practices affect the number of new policyholders eligible for coverage with the Property and Casualty Group as well as the number eligible to renew and the terms of renewal. The acceptability of risks written by the Property and Casualty Group is an important element of underwriting profitability.
In the latter part of 2004 and into 2005, the Property and Casualty Group implemented insurance scoring for private passenger auto and homeowners to aid in underwriting risk selection and to provide greater flexibility in pricing policies with varying degrees of risk. In November 2005, the Property and Casualty Group will be implementing a tiered pricing program for workers compensation in the state of Pennsylvania to provide more competitive rates to more desirable risks. This price segmentation, along with a new underwriting process of evaluating workers’ compensation risks factors, should allow a better alignment between rate and risk level. These rate changes and new commercial underwriting process are expected to be implemented in all other states except Wisconsin in January 2006.
Catastrophe losses
Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards and monitors its exposure by geographic region. The Property and Casualty Group maintains catastrophe reinsurance coverage from unaffiliated insurers. The 2005 agreement is a property catastrophe reinsurance treaty that provides coverage of up to 95.0% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $200 million per occurrence. No loss recoverables were recorded under this treaty at September 30, 2005 as the Property and Casualty Group had no significant catastrophe losses in 2005. Additionally, the Company’s property/casualty insurance subsidiaries’ aggregate excess-of-loss reinsurance agreement with the Exchange can mitigate the effect of catastrophe losses on the Company’s financial position. During the third quarters of 2005 and 2004, the Company’s share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $.3 million and $2.0 million, respectively and contributed .5 points and 3.6 points to the GAAP combined ratio.
There was no impact on the Property and Casualty Group’s underwriting results from either Hurricane Katrina or Hurricane Rita during the third quarter 2005 or Wilma during October 2005. The third quarter 2004 catastrophe losses included the effects of Hurricane Ivan on North Carolina, West Virginia, Virginia, Pennsylvania and the District of Columbia. Catastrophe losses of the Company were $.8 million and $3.6 million for the first nine months of 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Reinsurance Underwriting Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Erie Indemnity Company Insurance
Underwriting Operations:
Nonaffiliated reinsurance	$2,679	($439)	$1,399	($1,616)

Affiliated reinsurance
Premiums ceded to Exchange	(844)	(842)	(2,531)	(2,524)
Change to recoveries under the excess-of-loss agreement	(2,166)	(1,159)	(2,341)	(6,088)

	($3,010)	($2,001)	($4,872)	($8,612)

In the third quarter of 2005, the estimate of assumed loss and loss adjustment expense reserves related to the September 11th, 2001 event was reevaluated based on potential exposure. This review resulted in a reduction of the Property and Casualty Group’s reserves by $42 million, of which the Company’s share was $2.3 million (See Financial Condition for further discussion). This reserve change triggered a $2.2 million reduction in recoveries during the third quarter of 2005 to the Company under the aggregate excess-of-loss reinsurance agreement for the 2001 accident year which was recorded in the third quarter of 2005. The net effect of this World Trade Center reserve activity to the Company was a $.1 million reduction in expense to the Company in the third quarter of 2005.
Investment Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net investment income	$14,755	$14,795	$45,158	$45,086
Net realized gains on investments	1,765	859	16,457	6,743
Equity in earnings of limited partnerships	8,032	3,845	30,788	5,727
Equity in earnings of EFL	560	1,654	2,868	4,545

Net revenue from investment operations	$25,112	$21,153	$95,271	$62,101

Net revenues from investment operations increased in the third quarter of 2005 primarily due to a $4.2 million increase in earnings from limited partnerships. During the third quarter of 2005, the Company recorded earnings from one partnership of $4.4 million in the form of a distribution. In the second quarter of 2005, the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Company corrected its accounting for limited partnerships to recognize in earnings market valuation adjustments to equity in earnings of limited partnerships. Included in the third quarter 2005 limited partnership earnings are $.3 million of unrealized gains.
Net realized gains improved $.9 million due to sales of common equity securities that were offset by impairment charges of $.3 million on equity investments and $.6 million on fixed maturities. The equity in earnings of EFL for the third quarter of 2005 was negatively impacted by a one time change in estimate recorded by EFL for implementing a new actuarial valuation system for its traditional products. The Company’s share of this reduction to earnings of EFL approximated $.5 million in the third quarter.
The $33.2 million increase in net revenue from investment operations for the nine months ended September 30, 2005 included the second quarter 2005 $14.2 million limited partnership market valuation adjustment. Total unrealized gains included in limited partnership earnings were $14.5 million for the nine months ended September 30, 2005. Additionally, the limited partnership portfolio included investments in 81 partnerships at September 2005 compared to 70 partnerships in September 2004. Net realized gains on investments for the nine months ended September 30, 2005 was driven by sales of common equity securities. Impairment charges recorded in the nine months ended September 30, 2005 were $1.4 million on equity securities and $2.1 million on fixed maturities. There were no impairment charges on equity securities or fixed maturities in the nine months ended September 30, 2004.
The Company’s performance of its fixed maturities and preferred stock portfolios compared to selected market indices is presented below. Annualized returns are shown pre-tax and include investment income, realized and unrealized gains and losses.

Pre-tax annualized total returns
Two year period ended
September 30, 2005
Erie Indemnity Company Indices:
Fixed maturities — corporate	4.01%

Fixed maturities — municipal	3.05
Preferred stock	5.87

Common stock	10.72 (1)

Market indices:
Lehman Brothers U.S. Aggregate	3.24%
S&P 500 Composite Index	13.03

(1)	Return is gross of fees to external managers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At September 30, 2005, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.2 billion, or 39.8%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.
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
The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 71.3% and 74.2% of invested assets at September 30, 2005 and December 31, 2004, respectively. The Company calculates the duration and convexity of fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Company has been diversified its common stock portfolio through transitioning the portfolio to external equity managers. The Company does not hedge its exposure to equity price risk inherent in its equity investments. The Company’s objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange traded mid- to large-cap stocks. The Company measures risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the S&P 500.
The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which the partnerships are invested. The limited partnership portfolio comprised 9.5% and 9.9% of invested assets at September 30, 2005 and December 31, 2004, respectively. These investments consist primarily of equity investments in small and medium-sized companies and in real estate. The Company achieves diversification within the limited partnership portfolio by investing in approximately 81 partnerships that have approximately 1,568 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Loss and loss adjustment expense reserves are presented on the Company’s Statements of Financial Position on a gross basis for EIC, ENY, and EPC, the property/casualty insurance subsidiaries of the Company that wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group for the nine months ended September 30, 2005. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on the Company’s Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement and excess-of-loss reinsurance agreement are presented below:
Loss and Loss Adjustment Expense Reserve:

	As of
	September 30,	December 31,
(in thousands)	2005	2004
Gross reserve liability
Personal:
Private passenger auto	$406,894	$400,609
Catastrophic injury	104,895	86,239
Homeowners	23,229	22,798
Other personal	7,528	6,322
Commercial:
Workers’ compensation	222,405	216,808
Commercial auto	84,143	78,646
Commercial multi-peril	66,178	63,118
Catastrophic injury	390	454
Other commercial	16,164	15,288
Reinsurance	54,010	52,752

Gross reserves	985,836	943,034
Reinsurance recoverables	779,174	765,563

Net reserve liability	$186,662	$177,471

As discussed previously, loss and loss adjustment expense reserves are developed using multiple estimation methods that result in a range of estimates for each product coverage group. The estimate recorded is a function of detailed analysis of historical trends and management expectations of future events and trends. The product coverage that has the greatest potential for variation is the pre-1986 automobile catastrophic injury liability reserve. The range of reasonable estimates for the pre-1986 automobile catastrophic injury liability reserve, net of reinsurance recoverables, for both personal and commercial is from $183 million to $400 million for the Property and Casualty Group. The reserve carried by the Property and Casualty Group, which is management’s best estimate of liability at this time, increased to $249 million at September 30, 2005 which is net of $109 million of anticipated reinsurance recoverables. The Property and Casualty Group’s net pre-1986 automobile catastrophic injury liability reserve increased from $200 million at June 2005. The increase was the result of higher cost expectations of future attendant care services as a result of the settlement of litigation involving attendant care liabilities. The Company’s property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $13.7 million at September 30, 2005.
The potential variability in these reserves can be primarily attributed to automobile no-fault claims incurred prior to 1986. The automobile no-fault law in Pennsylvania at that time provided for unlimited medical benefits. There are currently 392 claimants requiring lifetime medical care of which 77 involve catastrophic injuries. The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health over time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
It is anticipated that these automobile no-fault claims will require payments over approximately the next 40 years. The impact of medical cost inflation in future years is a significant variable in estimating this liability over 40 years. A 100-basis point change in the medical cost inflation assumption would result in a change in net liability for the Company of $2.2 million. Claimants’ future life expectancy is another significant variable. The life expectancy assumption underlying the estimate reflects experience to date. Actual experience, different than that assumed, could have a significant impact on the reserve estimate. The Company will continue to closely monitor these reserve estimates.
During the third quarter of 2005, the Property and Casualty Group reevaluated its estimate of assumed loss and loss adjustment expense reserves estimated for the September 11th 2001 event. Based on that assessment the Property and Casualty Group reduced its World Trade Center reserves by $42 million as of September 30, 2005. The original $150 million estimated total loss and loss adjustment expense estimate was based on uncertainties including cedant reserve estimates, the potential of retrocessional spirals, undeveloped claims and the uncertainty of legal actions. As a result of this reserve re-estimate the Property and Casualty Group’s total loss and loss adjustment expense estimate for the World Trade Center claims are estimated at $107 million. At September 2005, four years subsequent to the date of the event, most of the reported claims have been property losses which are short-tailed and have developed since 2001 providing more known data. Only one claim was identified as being exposed to a retrocessional spiral, which results when there are multiple levels of reinsurers and has the potential to increase the Company’s obligation. Factoring in this loss experience data supported the reduction in the World Trade Center reserve. At September 2005, the Property and Casualty Group’s estimated total loss exposure related to the events of September 11th of $107 million, includes paid claims and case reserves on reported claims of $78.2 million. The remaining $29 million recorded relates to the coverage disputes with respect to the number of events. The most critical factor in the estimation of these losses is whether the destruction of the World Trade Center Towers will be considered a single event or two separate events. The Company believes the current reserves should be sufficient to absorb the potential development that may occur should the destruction of the World Trade Center Towers be considered two separate events. No losses were recognized by the Company’s property/casualty insurance subsidiaries in 2005 and 2004 related to the World Trade Center attack.
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
Management fee and other cash settlements due from the Exchange were $208.6 million at September 30, 2005, and $207.2 million at December 31, 2004. A receivable from EFL for cash settlements totaled $2.5 million at September 30, 2005, compared to $4.3 million at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
December 31, 2004. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool increased to $929.0 million at September 30, 2005 from $893.8 million at December 31, 2004. The changes are the result of corresponding changes in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The change in the property/casualty insurance subsidiaries reserves ceded to the Exchange is a result of a corresponding increase or decrease in direct premium written by the Company’s property/casualty insurance subsidiaries. Direct written premium of the property/casualty insurance subsidiaries decreased 5.9% in the third quarter of 2005 compared to the third quarter of 2004.
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
The Company has historically generated sufficient net positive cash flow from its operations to fund its commitments and build the investment portfolio. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities were $174.9 million and $178.2 million for the nine months ended September 30, 2005 and 2004, respectively.
There were no cash payments for agent bonuses in the third quarter of 2005. Agent bonuses of $46.7 million were paid in the first quarter of 2005. As $46.0 million was accrued for agent bonuses in 2004, the Company’s income reflected the $.7 million change in the first nine months of 2005. There were no contributions to the employee pension plan in the nine months ended September 30, 2005 compared to a $7.6 million contribution in the nine months ended September 30, 2004. The Company has met its minimum pension funding requirements and no contribution will be made to the employee pension plan in 2005 in accordance with tax regulations.
The Company has liquidated certain of its internally managed equity securities to allow the external investment managers to manage the portfolio. As a result, proceeds from the sales of equity securities totaled $72.4 million and $29.4 million in the first nine months of 2005 and 2004, respectively. Purchases of equity securities were $128.7 million and $23.9 million in the first nine months of 2005 and 2004, respectively.
Dividends paid to shareholders for the nine months ended September 30, 2005 and 2004, totaled $61.6 million and $41.5 million, respectively. As part of its capital management activities in 2004, the Company increased its quarterly shareholder dividends for 2005 by 51% on both its Class A and Class B common stock. The annualized dividends will increase the Company’s 2005 payout by approximately $28 million from the prior dividend level. There are no regulatory restrictions on the payment of dividends to the Company’s shareholders, although there are state law restrictions on the payment of dividends from the Company’s insurance subsidiaries to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During the third quarter of 2005, the Company repurchased 395,445 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $20.8 million, or an average price per share of $51.90. (See table at Part II. Item 2., Issuer Repurchases of Equity Securities.) The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006. The Company has repurchased shares at a total cost of $101.0 million since the inception of the plan.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Insurance Premium Rate Action
The premium growth attributable to rate increases of the Property and Casualty Group directly affects underwriting profitability of the Property and Casualty Group and the Exchange. In recent years, prices for commercial and personal lines insurance have increased considerably in the industry. The Property and Casualty Group also increased prices considerably during 2003 and into 2004. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2005, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of the Company’s agents to sell and/or renew business.
Rate increases filed by the Property and Casualty Group for certain lines of business in various states were taken to offset growing loss costs in those lines in 2003 and 2004. The financial results for the first nine months of 2005 included some of the impact of these rate changes being earned. In the first nine months of 2005, rating actions accounted for approximately $9 million in increased written premiums. Rate reductions are being sought by the Property and Casualty Group in 2005 to be more price competitive. The effects of rate increases implemented in 2004 offset by 2005 pricing actions approved, filed, awaiting approval or contemplated through September 30, 2005, are anticipated to result in a net decrease in written premiums of $10.1 million. The majority of the rate decreases stem from the private passenger auto and the homeowners lines of business in Pennsylvania. In the majority of states, an 8% rate reduction on certain coverages for new private passenger auto policyholders with no claims or violations was effective July 1, 2005. In Tennessee and West Virginia, this rate reduction for policyholders with no claims or violations was 6%. Pricing actions anticipated in 2005 are a result of the improvement in underwriting results. Pricing actions approved, contemplated or filing and awaiting approval through September 30, 2005, could reduce premium for the Property and Casualty Group by $87.4 million in 2006.
A return to more stable rates should allow the Property and Casualty Group to be price competitive with other insurers and is anticipated to increase the Property and Casualty Group’s ability to attract new policyholders and to retain existing policyholders.
Policy Growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affects the underwriting profitability of the Property and Casualty Group and the management operations of the Company. The 2004 focus on underwriting discipline resulted in a reduction in policy production and policy retention ratios as expected. The continued growth of the business of the Property and Casualty Group is dependent upon its ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Insurance Scoring
The Property and Casualty Group continues developing its comprehensive rating plan for private passenger auto and homeowners lines of business. The new rating plan includes significantly more pricing segments than the former plan, providing the Company greater flexibility in pricing policies with varying degrees of risk. Insurance scoring is among the most significant risk factors the Company has recently incorporated into the rating plan. Expanded pricing segmentation, that incorporates insurance scoring, should enable the Company to provide more competitive rates to policyholders with varying risk characteristics as risks can be more accurately priced.
Implementing and refining insurance scoring could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. Introduction of variables such as credit-worthiness could potentially disrupt the relationships with policyholders insured by the Property and Casualty Group. The long-term extent of this impact cannot be determined.
Service agreement revenue
The Company collects service charges from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. These premium service charges are currently $3 for each installment. Effective for policies renewing on or after January 1, 2006 paid in installments, the service charge will increase to $5 per installment. Also effective for policies renewing on or after January 1, 2006 paid using the direct debit payment method, the service charges will be eliminated. The financial impact this will have on the Company cannot be determined since the payment plan policyholders will choose cannot be predicted. However, if the number and mix of policyholders currently utilizing the installment plans and the direct debit program were to remain the same, premium service charges would increase by about $13 million on an annual basis once fully implemented, with approximately $7.5 million in 2006.
Reinsurance
During the fourth quarter of 2005, the Company conducted its’ annual review of the Property and Casualty Group’s exposure to property catastrophe risk in preparation for the renewal of its property catastrophe reinsurance treaties in 2006. The Company intends to purchase property catastrophe reinsurance in 2006 for the Property and Casualty Group’s property/casualty insurance business and is actively considering alternative structures and soliciting quotations relating to its property catastrophe reinsurance program.
The Company has also considered its’ renewal of the aggregate excess-of-loss reinsurance coverage with the Exchange for 2006. The aggregate excess-of-loss reinsurance coverage was first purchased by the Company in 1998 with the intent of dampening the effect on the Company’s operating earnings of the volatility from the assumption of 5.5% of the Property Casualty Group’s underwriting results. At that time, the Property Casualty Group was engaged in the assumed reinsurance business, which introduced added volatility to its’ insurance underwriting results and as a consequence the Company’s. Additionally, at that time and until 2003, the Property Casualty Group did not carry ceded reinsurance coverage including property catastrophe reinsurance coverage and therefore was exposed to greater variability in insurance underwriting result.
For 2006, the Company does not expect to renew the aggregate excess-of-loss reinsurance arrangement with the Exchange. The Company believes this reinsurance arrangement with the Exchange should not be renewed as the Property Casualty Group plans to continue to purchase property catastrophe reinsurance coverage in 2006 and has completed its exit from the assumed reinsurance business. The Company also took into consideration the increased cost of this reinsurance in 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Information Technology Costs
The comprehensive program of eCommerce initiatives being undertaken by the Erie Insurance Group began in 2001. Early in the program, substantial advancements in the organizations internal infrastructure were put in place, providing the enabling foundation for implementing advanced technology including operating environments and applications.
The Erie Insurance Group has spent $192.4 million on the eCommerce program through September 2005. Target delivery dates established in 2002 have generally not been met as management has devoted increased effort to quality assurance efforts to ensure that the rollout creates only minimal business disruption.
While functional as a personal lines rating and policy administration system, the agency interface component of ErieConnection has generally not met the Company’s or agents’ expectations for ease of use. The Company has postponed further deployment of the system until such usability issues are resolved. Estimates of the costs to improve the agency interface for ease of use needed to facilitate future deployment and the timetable for deployment continue to be analyzed and developed.
During the third quarter of 2005, substantial progress was made in migrating all independent agencies to a common, stable Windows XP based agency interface platform. Previously, many agencies interfaced with the Company utilizing a DOS based platform that was commercially unsupportable, while some were on the Windows XP platform. While this more stable platform does not interface to ErieConnection, this migration enables the Company to more thoroughly research and plan for its future interface development and rollout strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2004 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended September 30, 2005. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
The Company’s objective is to earn competitive returns by investing in a diversified portfolio of securities. The Company is exposed to credit risk through its portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans, limited partnership investments and to a lesser extent short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. The Company manages this risk by performing up front underwriting analysis by carefully monitoring positions by issuer and ongoing reviews of credit quality of the portfolio. The fixed maturity investments are also maintained between the minimum and maximum percentage of invested assets. The Company does not hedge credit risk inherent in its fixed maturity investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan
July 1 - 31, 2005	2,367	$54.34	0
August 1 - 31, 2005	147,832	52.42	147,832
September 1 - 30, 2005	247,613	52.61	247,613

Total	397,812		395,445	$149,000,000

The month of July 2005 represents shares that vested under the stock compensation plan for the Company’s outside directors. Included in this amount are the vesting of 2,213 of awards previously granted and 154 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).

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

Erie Indemnity Company (Registrant)
Date: November 2, 2005	/s/ Jeffrey A. Ludrof
Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO