Form 10-Q/A
period 2005-09-30
ERIE INDEMNITY CO
filed 2005-11-03
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
This Amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 that was originally filed with the Securities and Exchange Commission on November 2, 2005 is being filed to amend Part I Item 2. Item 2 has been amended to correct the average price per share of stock repurchases during the quarter. As a result of this Amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-Q the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1 to Form 10-Q, the Company is not including the certifications, pursuant to Section 906 Sarbanes-Oxley Act of 2002.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 6. Exhibits

SIGNATURES
EX-31.1
EX-31.2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During the third quarter of 2005, the Company repurchased 395,445 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $20.8 million, or an average price per share of $52.54. (See table at Part II. Item 2., Issuer Repurchases of Equity Securities.) The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006. The Company has repurchased shares at a total cost of $101.0 million since the inception of the plan.
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

Erie Indemnity Company (Registrant)
Date: November 3, 2005	/s/ Jeffrey A. Ludrof
Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO