Form 10-K
period 2005-12-31
ERIE INDEMNITY CO
filed 2006-02-22
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Aggregate market value of voting stock of non-affiliates: There is no active market for the Class B voting stock and no Class B voting stock has been sold in the last year upon which a price could be established.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 60,419,835 shares of Class A Common Stock and 2,833 shares of Class B Common Stock outstanding on February 16, 2006.
DOCUMENTS INCORPORATED BY REFERENCE:
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the “Annual Report”) are incorporated by reference into Parts I, II and III of this Form 10-K Report.
2.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 18, 2006 are incorporated by reference into Parts I and III of this Form 10-K Report.

PART I
Item 1. Business
Erie Indemnity Company (“Company”), a Pennsylvania corporation, operates predominantly as the management services company that provides sales, underwriting and policy issuance services to the policyholders of Erie Insurance Exchange (“Exchange”). The Company has served as the attorney-in-fact for the policyholders of the Exchange since 1925. The Company also operates as a property/casualty insurer through its wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company and Erie Insurance Company of New York. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, along with the Company’s three insurance subsidiaries (collectively, the “Property and Casualty Group”) write a broad line of personal and commercial lines property and casualty coverages and pool their underwriting results. The financial results of the Exchange are not consolidated with the Company’s.
For its services as attorney-in-fact, the Company charges the Exchange a management fee calculated as a percentage, limited to 25%, of the direct written premiums of the Exchange and the direct written premiums of the other members of the Property and Casualty Group, all of which are assumed by the Exchange under the intercompany pooling arrangement. Management fees accounted for approximately 72% of the Company’s revenues in 2005 and approximately 74% in both 2004 and 2003.
Because the Company’s earnings are largely generated from fees based on the direct written premium of the Exchange and other members of the Property and Casualty Group, the Company has an interest in the growth and financial condition of the Exchange. The Property and Casualty Group underwrites a broad range of insurance. In 2005, personal lines comprised 70% of direct written premium revenue of the Property and Casualty Group while commercial lines constituted the remaining 30%. The core products in personal lines are private passenger automobile (49%) and homeowners (19%) while the core commercial lines consist principally of multi-peril (11%), workers’ compensation (9%) and automobile (8%). The Property and Casualty Group operates primarily in the Midwest, mid-Atlantic and southeast regions of the United States exclusively through 7,800 independent agents. While sales, underwriting and policy issuance services are centralized at the Company’s home office, the Property and Casualty Group maintains 23 field offices throughout the 11 contiguous states where the Property and Casualty Group does business to provide claims services and marketing support for the independent agents. Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters of the calendar year. While loss and loss adjustment expenses are not entirely predictable, historically such costs have been greater during the third and fourth quarters, influenced by the weather in the geographic regions, including the Midwest, mid-Atlantic and southeast regions in which the Property and Casualty Group operates.
The Company’s property/casualty insurance subsidiaries participate in the underwriting results of the Exchange through the intercompany pooling arrangement. Under the arrangement, the Exchange assumes 94.5% of the underwriting results of the Property and Casualty Group while the Company’s insurance subsidiaries assume 5.5%.
The Company also owns 21.6% of the common stock of Erie Family Life Insurance Company (“EFL”), an affiliated life insurance company of which the Exchange owns 53.5%. Together with the Exchange, the Company and its subsidiaries and affiliates operate collectively as the “Erie Insurance Group”.

Operating Segments
Financial information about these segments is set forth in and referenced to Note 20 of the “Notes to Consolidated Financial Statements” included in the Annual Report. Further discussion of financial results by operating segment is provided in and referenced to “Management’s Discussion and Analysis” also included in the 2005 Annual Report.
Competition
The markets in which the Property and Casualty Group operates are highly competitive. The Property and Casualty Group ranked as the 15th largest automobile insurer in the United States based on 2004 direct written premiums and as the 23rd largest property/casualty insurer in the United States based on 2004 total lines net premium written according to A.M. Best Company, Inc. Property and casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, the Property and Casualty Group, faces competition within its appointed agencies based on ease of doing business, product, price and service relationships.
Market competition bears directly on the price charged for insurance products and services subject to regulatory limitations. Growth is driven by a company’s ability to provide insurance services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry. Industry surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth is a product of a company’s ability to retain existing customers and to attract new customers, as well as movement in the average premium per policy charged by the Property and Casualty Group.
The Erie Insurance Group has followed several strategies that management believes will result in long-term underwriting performance which exceeds those of the property/casualty industry in general. First, the Erie Insurance Group employs an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. With the recent introduction of insurance scoring into the underwriting and pricing processes, the Property and Casualty Group has continued to refine its risk measurement and price segmentations skills. Second, Erie Insurance Group’s management focuses on consistently providing superior service to policyholders and agents. Third, the Erie Insurance Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.
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

Employees
The Company employed over 4,600 persons at December 31, 2005, of which approximately 2,300 provide claims specific services exclusively for the Property and Casualty Group and approximately 160 perform services exclusively for EFL. Both the Exchange and EFL reimburse the Company monthly for the cost of these services.
Geographic areas
The Property and Casualty Group is represented by an agency force of 7,800 agents in 11 Midwest, mid-Atlantic and southeast states including Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin, and the District of Columbia. See the table “Management fee revenue by line by state” for the Company included in and referenced to the Management’s Discussion and Analysis in the 2005 Annual Report.
Reserves for losses and loss adjustment expenses
The following table illustrates the change over time of the loss and loss adjustment expense reserves established for the Company’s property/casualty insurance subsidiaries at the end of the last ten calendar years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future redundancies or deficiencies based on this data.

Property and Casualty Subsidiaries of Erie Indemnity Company
Reserves for Unpaid Losses and Loss Adjustment Expenses

		At December 31,
(amounts in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross liability for unpaid losses and loss adjustment expense (“LAE”)	$386.4	$413.4	$426.2	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5
Gross liability re-estimated as of:
One year later	397.4	410.8	431.2	477.0	516.2	622.6	727.2	832.2	927.5

Two years later	400.9	411.5	448.7	487.2	567.1	635.1	736.3	843.3

Three years later	400.4	422.5	453.3	518.6	567.2	649.1	755.5

Four years later	404.6	420.5	471.9	518.5	588.7	669.9

Five years later	402.1	435.6	472.2	541.1	619.0

Six years later	412.5	438.3	492.3	568.9

Seven years later	416.8	456.2	516.4

Eight years later	433.7	480.1

Nine years later	457.5

Cumulative (deficiency) redundancy	(71.1)	(66.7)	(90.2)	(136.0)	(141.1)	(112.6)	(38.5)	2.2	15.5

Gross liability for unpaid losses and LAE	$386.4	$413.4	$426.2	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5
Reinsurance recoverable on unpaid losses	301.5	323.9	334.8	337.9	375.6	438.6	577.9	687.8	765.6	828.4

Net liability for unpaid losses and LAE	$84.9	$89.5	$91.4	$95.0	$102.3	$118.7	$139.1	$157.7	$177.4	$191.1

Net re-estimated liability as of:
One year later	$87.3	$88.9	$92.5	$104.7	$109.8	$126.6	$140.9	$162.6	$181.2

Two years later	88.1	89.1	96.2	106.2	116.0	127.0	144.6	171.9

Three years later	88.0	91.5	97.2	110.6	116.2	131.9	155.7

Four years later	88.9	91.0	101.2	110.8	120.9	143.6

Five years later	88.3	94.3	101.3	115.3	132.5

Six years later	90.6	94.9	105.6	124.8

Seven years later	91.6	98.8	110.8

Eight years later	95.3	103.9

Nine years later	100.5

Cumulative (deficiency) redundancy	(15.6)	(14.4)	(19.4)	(29.8)	(30.2)	(24.9)	(16.6)	(14.2)	(3.8)

The development of loss and loss adjustment expenses are presented on a gross basis (gross of ceding transactions in the intercompany pool) and a net basis (the amount remaining as the Company’s exposure after ceding amounts through the intercompany pool and the Company’s insurance subsidiaries assuming their 5.5% of the pool, as well as transactions under the excess-of-loss reinsurance agreement with the Exchange).
The Company’s 5.5% share of the loss and loss reserves of the Property and Casualty Group are shown in the net presentation and are more representative of the actual development of the property/casualty insurance losses accruing to the subsidiaries of the Company. The gross presentation is shown to be consistent with the balance sheet presentation of reinsurance transactions which requires direct and ceded amounts to be presented gross of one another, per FAS 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”, i.e. the gross liability for unpaid losses and LAE of $1,019.5 million agrees to the gross balance sheet amount, however, factoring in the gross reinsurance recoverables of $828.4 million presented in the balance sheet results in the net obligation to the Company of $191.1 million. The development on a gross basis is not necessarily indicative of the Company’s property/casualty insurance subsidiaries loss reserve development as the remaining transactions (ceded) are not reflected in the amounts.

Reserves for Unpaid Losses and Loss Adjustment Expenses (Continued)

					At December 31
(amounts in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Cumulative amount of gross liability paid through:
One year later	$141.3	$136.9	$145.4	$158.9	$174.4	$194.3	$217.0	$259.1	$271.4

Two years later	212.2	211.5	228.2	244.9	270.9	302.1	351.0	410.6

Three years later	250.0	256.8	274.9	297.6	326.1	372.5	434.7

Four years later	271.6	280.5	300.9	326.9	361.3	418.9

Five years later	285.9	295.9	315.8	347.0	384.8

Six years later	295.0	306.0	325.9	362.9

Seven years later	302.3	313.1	336.6

Eight years later	308.2	321.9

Nine years later	315.7

Cumulative amount of net liability paid through:
One year later	$32.6	$31.3	$33.6	$38.9	$41.2	$47.3	$50.5	$58.5	$54.5

Two years later	48.7	48.3	52.4	59.2	64.9	72.9	80.9	86.7

Three years later	57.8	59.2	63.9	73.5	78.5	91.0	95.5

Four years later	63.5	65.5	71.3	80.8	88.3	97.8

Five years later	67.4	70.0	74.9	86.7	91.7

Six years later	70.1	72.1	78.4	90.6

Seven years later	70.2	74.5	81.4

Eight years later	73.2	76.8

Nine years later	75.2

The Property and Casualty Group does not discount reserves except for workers’ compensation reserves which are discounted on a nontabular basis. The workers’ compensation reserves are discounted at a 2.5% interest rate as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The discount is based upon the Property and Casualty Group’s historical workers’ compensation payout pattern. The Company’s unpaid losses and loss adjustment expenses reserve was reduced by $4.6 million and $4.1 million at December 31, 2005 and 2004, respectively, as a result of this discounting.
The Company’s share of the Property and Casualty Group’s positive development on losses for prior accident years was $3.2 million in 2005 which includes the effects of the Company’s share of an increase in the automobile catastrophe liability reserve of $2.6 million. The positive development on losses of prior accident years in 2005 was experienced primarily in the commercial multi-peril and the private passenger auto uninsured motorists lines of business. The increase in the automobile catastrophe liability reserve was the result of higher cost expectations of future attendant care services as a result of the settlement of class action litigation involving attendant care liabilities. See “Insurance Underwriting Operations” and “Financial Condition” in the Management’s Discussion and Analysis contained in the 2005 Annual Report.
A reconciliation of claims reserves of the Company’s property/casualty insurance subsidiaries can be found at Note 12 of the “Notes to Consolidated Financial Statements” contained in the 2005 Annual Report. Additional discussion of reserve activity can be found in and is referenced to the “Financial Condition” section of the Management’s Discussion and Analysis in the 2005 Annual Report.

Government Regulation
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
The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property/casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. Generally, state law requires participation in such programs as a condition to doing business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. Involuntary programs generated underwriting losses for the Property and Casualty Group of $12.5 million and $26.7 million in 2005 and 2004, compared to an underwriting profit of $30.2 million in 2003. The Company’s share of underwriting losses related to involuntary programs was $.7 million and $1.5 million in 2005 and 2004, respectively.
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
Internet access
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

Item 1A. Risk Factors
The Company’s business involves various risks and uncertainties, including, but not limited to those discussed in this section. This information should be considered carefully together with the other information contained in this report including the consolidated financial statements and the related notes. If any of the following events described in the risk factors below actually occur, the Company’s business, financial condition and results of operations could be adversely affected.
Risk factors related to the Company’s business and relationships with third parties
If the management fee rate paid by the Exchange is reduced, if there is a significant decrease in the amount of premiums written by the Exchange, or if the costs of providing services to the Exchange are not controlled, revenues and profitability could be materially adversely affected.
The Company is dependent upon management fees paid by the Exchange, which represent the Company’s principal source of revenue. The management fee rate is determined by the board of directors and may not exceed 25% of the direct written premiums of the Property and Casualty Group. The board of directors sets the management fee rate each December for the following year. However, at their discretion, the rate can be changed at any time. The factors considered by the board in setting the management fee rate include the Company’s financial position in relation to the Exchange and the long-term needs of the Exchange for capital and surplus to support its continued growth and competitiveness. If the board of directors determines that the management fee rate should be reduced, the Company’s revenues and profitability could be materially adversely affected.
Management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the direct premiums written by the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement. Accordingly, any reduction in direct premiums written by the Property and Casualty Group would have a proportional negative effect on the Company’s revenues and net income.
Pursuant to the attorney-in-fact agreements with the policyholders of the Exchange, the Company is appointed to perform certain services, regardless of the cost to the Company of providing those services. These services relate to the sales, underwriting and issuance of policies on behalf of the Exchange. The Company would lose money or be less profitable if the cost of providing those services increases significantly.
The Company is subject to credit risk from the Exchange because the management fees from the Exchange are not paid immediately when earned. The Company’s property/casualty insurance subsidiaries are subject to credit risk from the Exchange because the Exchange assumes a higher insurance risk under an intercompany pooling arrangement than is proportional to its direct business contribution to the pool.
The Company recognizes management fees due from the Exchange as income when the premiums are written because at that time the Company has performed substantially all of services it is required to perform, including sales, underwriting and policy issuance activities. However, such fees are not paid to the Company by the Exchange until the Exchange collects the premiums from policyholders. As a result, the Company holds receivables for management fees earned and due the Company.
The Company also holds receivables from the Exchange for costs the Company pays on the Exchange’s behalf and for reinsurance under the intercompany pooling arrangement. The Company’s total receivable from the Exchange, including the management fee, reimbursable costs the Company paid on behalf of the Exchange and total amounts recoverable from the intercompany pool, totaled $1.2 billion or 37.2% of the Company’s total assets at December 31, 2005.
Two of the Company’s wholly-owned property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York are parties to the intercompany pooling arrangement with the Exchange. Under this pooling arrangement, the Company’s insurance subsidiaries cede 100% of their property/casualty underwriting business to the Exchange, which retrocedes 5% of the pooled business to Erie Insurance Company and .5% to Erie Insurance Company of New York. In 2005, approximately 83% of the pooled direct property/casualty business was originally generated by the Exchange and its subsidiary, while 94.5% of the pooled business is retroceded to the Exchange under the intercompany pooling arrangement. Accordingly, the Exchange assumes a higher insurance risk than is proportional to the insurance business it contributes to the pool. In 2005, the Company’s insurance subsidiaries wrote 17% of the direct premiums, while assuming only 5.5% of the risk. This poses a credit risk to the Company’s property/casualty subsidiaries participating in the pool as they retain the responsibility to their direct policyholders if the Exchange is unable to meet its reinsurance obligations.
The financial condition of the Company may suffer because of declines in the value of the securities held in the Company’s investment portfolio that constitute a significant portion of the Company’s assets.
The Company’s fixed income securities investments, which totaled $972 million at December 31, 2005 and comprised 31% of total assets, are exposed to price risk and to risk from changes in interest rates as well as credit risk related to the issuer. The Company does not hedge its exposure to interest rate risk as the Company has the ability to hold fixed income securities to maturity. The Company’s investment strategy achieves a balanced maturity schedule in order to moderate investment income in the event of interest rate declines in a year in which a large amount of securities could be redeemed or mature.
At December 31, 2005, the Company had investments in marketable securities of approximately $266 million and investments in limited partnerships of approximately $153 million, or 8.6% and 5.0% of total assets, respectively. In addition, the Company is obligated to invest up to an additional $243 million in limited partnerships, including in partnerships for U.S. and foreign private equity, real estate and fixed income investments. All of the Company’s marketable security investments are subject to market volatility. The Company’s marketable securities have exposure to price risk and the volatility of the equity markets and general economic conditions.
To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted.
The Company reviews the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. The primary factors considered in the Company’s review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, near term prospects of the issuer and its industry, specific events that occurred affecting the issuer and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. If the Company’s policy for determining the recognition of impaired positions were different, the Company’s Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. See also Note 3 of the “Notes to Consolidated Financial Statements” contained in the 2005 Annual Report.

The threat of terrorism and other actions may adversely affect the Company’s investment portfolio and as a result the Company’s net income and shareholder’s equity.
The threat of terrorism, both within the United States and abroad, and heightened security measures in response to these types of threats, may cause significant volatility and declines in the debt and equity markets in the United States and around the world. In addition, some of the assets in the Company’s investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures. The Company cannot predict whether and the extent to which industry sectors in which the Company maintains investments may suffer losses as a result of potential decreased commercial and economic activity.
The Company can offer no assurances that the threats of future terrorist-like events in the United States and abroad will not have a material adverse effect on the Company’s business, financial condition or results of operations.
Risk factors relating to the business of the Property and Casualty Group
The Property and Casualty Group faces significant competition from other regional and national insurance companies which may result in lower revenues.
The Property and Casualty Group competes with regional and national property/casualty insurers including direct writers of insurance coverage. Many of these competitors are larger and many have greater financial, technical and operating resources. In addition, there is competition within each insurance agency that represents other carriers as well as the Property and Casualty Group.
As discussed previously, the property/casualty insurance industry is highly competitive on the basis of product, price and service. If competitors offer property/casualty products with more coverage and/or better service, or offer lower premiums, the Property and Casualty Group’s ability to grow and renew its business may be adversely impacted.
The internet has also emerged as a growing method of distribution, both from existing competitors using their brand to write business and from new competitors. If the Property and Casualty Group’s method of distribution does not include advancements in technology that meet consumer preferences, its ability to grow and renew its business may be adversely impacted.
If the Erie Insurance Group is unable to keep pace with the rapidly developing technological advancements in the insurance industry or to replace its legacy policy administration systems, the ability of the Property & Casualty Group to compete effectively could be impaired.
Technological development is necessary to reduce the cost of operating the Company and the Property & Casualty Group and to facilitate agents’ and policyholder’s ability to do business with the Property & Casualty Group. If the Erie Insurance Group is unable to keep pace with advancements being made in technology, its ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if the Erie Insurance Group is unable to update or replace its legacy policy administration systems as they become obsolete or as emerging technology renders them competitively inefficient, the Property and Casualty Group’s competitive position would be adversely affected.
Premium rates and reserves must be established for members of the Property and Casualty Group from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period. The Company’s underwriting profitability could be adversely affected to the extent such premium rates or reserves are too low.
One of the distinguishing features of the property and casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Accordingly, premium rates must be established from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period and may not prove to be adequate. Further, property and casualty insurers establish reserves for losses and loss adjustment expenses based upon estimates, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation.

If pricing or reserves established by a member of the Property and Casualty Group are not sufficient, the Company’s underwriting profitability may be adversely impacted.
The financial performance of members of the Property and Casualty Group could be adversely affected by severe weather conditions or other catastrophic losses, including terrorism.
The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of this business is private passenger and commercial automobile, homeowners and workers’ compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition disproportionately affecting one or more of the states in which the Property and Casualty Group conducts substantial business could adversely affect the results of operations of members of the Property and Casualty Group.
Common natural catastrophe events include hurricanes, earthquakes, tornadoes, hail storms and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event.
Actual terrorist attacks could cause losses from insurance claims related to the property/casualty insurance operations, as well as a decrease in the Company’s shareholders’ equity, net income or revenue. The Terrorism Risk Insurance Act of 2005 requires that some coverage for terrorist loss be offered by primary commercial property insurers and provides Federal assistance for recovery of claims through 2007. While the Property and Casualty Group is exposed to terrorism losses in commercial lines and workers’ compensation, these lines are afforded a limited backstop above insurer deductibles for foreign acts of terrorism under this federal program. The Property and Casualty Group has no personal lines terrorist coverage in place. The Property and Casualty Group could incur large net losses if future terrorism attacks occur.
The Property and Casualty Group maintains a property catastrophe reinsurance treaty that was renewed effective January 1, 2006 that provides coverage of 95% of a loss up to $400 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence. This treaty excludes losses from acts of terrorism. Nevertheless, catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely effect the Company’s underwriting profitability. The Company is particularly exposed to an Atlantic hurricane in its homeowners lines of insurance in the states of North Carolina, Virginia, Maryland and Pennsylvania.
The Property and Casualty Group depends on independent insurance agents, which exposes the Property and Casualty Group to risks not applicable to companies with dedicated agents.
The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive agencies. These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally they also sell competitor’s insurance products. As a result, the Property and Casualty Group’s business depends in part on the marketing and sales efforts of these agencies. To the extent these agencies’ marketing efforts cannot be maintained at their current levels of volume or they bind the Property and Casualty Group to unacceptable insurance risks, fail to comply with established underwriting guidelines or otherwise improperly market the Property and Casualty Group’s products, the results of operations and business of the Property and Casualty Group could be adversely affected.
To the extent that business migrates to a delivery system other than independent agencies because of changing consumer preferences, the business of the Property and Casualty Group could be adversely affected. Also, to the extent the agencies choose to place significant or all of their business with competing insurance companies, the results of operations and business of the Property and Casualty Group could be adversely affected.
If there were a failure to maintain a commercially acceptable financial strength rating, the Property and Casualty Group’s competitive position in the insurance industry would be adversely affected.
Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Currently the Property and Casualty Group’s pooled A.M. Best rating is an A+ (“superior”). A significant future downgrade in this or other ratings would reduce the competitive position of the Property and Casualty Group making it more difficult to attract profitable business in the highly competitive property/casualty insurance market.
Changes in applicable insurance laws, regulations or changes in the way regulators administer those laws or regulations could adversely change the Property and Casualty Group’s operating environment and increase its exposure to loss or put it at a competitive disadvantage.
Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates, the amount of dividends that may be paid and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of shareholders. For instance, members of the Property and Casualty Group are subject to involuntary participation in specified markets in various states in which it operates, and the rate levels the Property and Casualty Group is permitted to charge do not always correspond with the underlying costs associated with the coverage issued. Although the federal government does not directly regulate the insurance industry, federal initiatives, such as federal terrorism backstop legislation, from time to time, also can impact the insurance industry.
The ability of the Company to attract, develop and retain talented employees, managers and executives is critical to the Company’s success.
The Company’s success depends on its ability to attract, develop and retain talented employees, including executives and other key management. The company’s loss of certain key officers and employees or the failure to attract and develop talented new executives and management could have an adverse effect on the Company’s business.
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

Item 1B. Unresolved SEC Comments
None.
Item 2. Properties
The member companies of the Erie Insurance Group (the Company and its subsidiaries, the Exchange and its subsidiary and EFL) share a corporate home office complex in Erie, Pennsylvania, which is comprised of 496,160 square feet. The home office complex is owned by the Exchange. The Company is charged rent expense for the related square footage it occupies.
The Company also operates 23 field offices, including the Erie branch office, in 11 states. Eighteen of these offices provide both agency support and claims services and are referred to as “Branch Offices”, while the remaining five provide only claims services and are considered “Claims Offices”. The Company owns three of its field offices. Three other field offices are owned by the Exchange and leased to the Company. The rent expense incurred by the Company for both the home office complex and the field offices leased from the Exchange totaled $10.3 million in 2005.
One field office is owned by EFL and leased to the Company. The rent expense for the field office leased from EFL was $.3 million in 2005.
The remaining 16 field offices are leased from various unaffiliated parties. In addition to these field offices, the Company leases a warehouse facility from an unaffiliated party. During 2003, the Company entered into a lease for a building in the vicinity of the home office complex. This additional space is used to house certain home office employees. During 2005, the Company entered into a lease for office space for its corporate financial personnel. Total lease payments to external parties amounted to $2.8 million in 2005. Lease commitments for these properties expire periodically through 2011.
The total operating expense, including rent expense, for all office space occupied by the Company in 2005 was $20.1 million. This amount was reduced by allocations to the Property and Casualty Group of $13.9 million for claims operations. The net amount after allocations is reflected in the Company’s cost of management operations.
Item 3. Legal Proceedings
Information concerning the legal proceedings of the Company is incorporated by reference to the section “Legal Proceedings” in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders to be held on April 18, 2006 to be filed with the SEC within 120 days of December 31, 2005 (the “Proxy Statement”).
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Reference is made to “Market Price of and Dividends on Common Stock and Related Shareholder Matters” in the 2005 Annual Report, for information regarding the high and low sales prices for the Company’s stock and additional information regarding such stock of the Company.
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan
October 1 – 31, 2005	367,552	$52.68	365,178

November 1 – 30, 2005	331,482	52.73	331,482

December 1 – 31, 2005	288,696	52.97	288,696

Total	987,730	$52.78	985,356	$97,000,000

The month of October 2005 includes shares that vested under the stock compensation plan for the Company’s outside directors of 2,374. Included in this amount are the vesting of 2,216 of awards previously granted and 158 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).
Item 6. Selected Consolidated Financial Data
Reference is made to “Selected Consolidated Financial Data” in the 2005 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report.
Item 8. Financial Statements and Supplementary Data
Reference is made to the “Consolidated Financial Statements” and the “Quarterly Results of Operations” contained in the “Notes to Consolidated Financial Statements” in the 2005 Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included in Exhibit 13 under the headings “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and incorporated herein by reference.
Item 9B. Other Information
There was no information required to be reported in a report of Form 8-K during the fourth quarter of 2005 that has not been reported.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information with respect to directors, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held on April 18, 2006 to be filed with the SEC within 120 days of December 31, 2005 in response to this item.
The Company has adopted a code of conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company previously filed a copy of this Code of Conduct as Exhibit 14 to the Registrant’s 2003 Form 10–K Annual Report as filed with the SEC on March 4, 2004. The Company has also made the Code of Conduct available on its website at http://www.erieinsurance.com.
Certain information as to the executive officers of the Company is as follows:

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/05	Erie Insurance Group

President & Chief Executive Officer

Jeffrey A. Ludrof	46	President and Chief Executive Officer of the Company, Erie Family Life Insurance Company (EFL), Erie Insurance Company, Flagship City Insurance Company (Flagship), Erie Insurance Company of New York (Erie NY), and Erie Insurance Property and Casualty Company (Erie P&C) since May 8, 2002. Executive Vice President–Insurance Operations of the Company, Erie Insurance Co., Flagship, Erie P&C, and Erie NY 1999–May 8, 2002; Senior Vice President of the Company 1994–1999.

Executive Vice Presidents

Jan R. Van Gorder, Esq.	58	Senior Executive Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. since 1990, and of Flagship and Erie P&C since 1992 and 1993, respectively, and of Erie NY since 1994; Senior Vice President, Secretary and General Counsel of the Company, EFL and Erie Insurance Co. for more than five years prior thereto; Director, Erie NY, Flagship and Erie P&C.

John J. Brinling, Jr.	58	Executive Vice President of Erie Family Life Insurance Company since December 1990. Division Officer 1984–Present; Director, Erie NY.

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/05	Erie Insurance Group
Philip A. Garcia	49	Executive Vice President and Chief Financial Officer since 1997; Senior Vice President and Controller 1993–1997. Director, the Erie NY, Flagship and Erie P&C.

Michael J. Krahe	52	Executive Vice President–Human Development and Leadership since January 2003; Senior Vice President 1999–December 2002; Vice President 1994–1999. Director, the Erie NY, Flagship and Erie P&C.

Thomas B. Morgan	42	Executive Vice President–Insurance Operations since January 2003; Senior Vice President October 2000– December 2002; Assistant Vice President and Branch Manager 1997–October 2001; Director, Erie NY, Erie P&C and Flagship.

Senior Vice President

Douglas F. Ziegler	55	Senior Vice President, Treasurer and Chief Investment Officer since 1993. Director, the Erie NY, Flagship and Erie P&C.
Item 11. Executive Compensation
The answer to this item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2006, except for the Performance Graph, which has not been incorporated herein by reference, to be filed with the SEC within 120 days of December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2006 to be filed with the SEC within 120 days of December 31, 2005.
As of February 17, 2006, there were approximately 1,052 beneficial shareholders of record of the Company’s Class A non-voting common stock and 20 beneficial shareholders of record of the Company’s Class B voting common stock.
Item 13. Certain Relationships and Related Transactions
The Company’s earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, the Company’s property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As the Company’s operations are interrelated with the operations of the Exchange, the Company’s results of operations are largely dependent on the success of the Exchange. Reference is made to Note 15 of the “Notes to Consolidated Financial Statements” in the 2005 Annual Report, for a further discussion of the financial results of the Exchange.

Reference is also made to Note 13 of the “Notes to Consolidated Financial Statements” in the 2005 Annual Report, for a complete discussion of related party transactions.
Information with respect to certain relationships with Company directors is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2006 to be filed with the SEC within 120 days of December 31, 2005.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2006, to be filed with the SEC within 120 days of December 31, 2005.
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) Financial statements, financial statement schedules and exhibits filed:
     (1) Consolidated Financial Statements
     (2) Financial Statement Schedules

Erie Indemnity Company and Subsidiaries:

Schedule I. Summary of Investments – Other than Investments in Related Parties	21

Schedule IV. Reinsurance	22

Schedule VI. Supplemental Information Concerning Property/Casualty Insurance Operations	23
All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.
* Refers to the respective page of Erie Indemnity Company’s 2005 Annual Report to Shareholders. The “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements and Auditors’ Report” thereon on pages 40 to 70 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a, 8 and 13, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.
     (3) Exhibits – See Exhibit Index on page 25 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2006	ERIE INDEMNITY COMPANY
(Registrant)
/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President and CEO (principal executive officer)
/s/ Jan R. Van Gorder

Jan R. Van Gorder, Executive Vice President, Secretary & General Counsel
/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO (principal financial officer)
/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller (principal accounting officer)
Board of Directors

/s/ Kaj Ahlmann	/s/ Susan Hirt Hagen

Kaj Ahlmann	Susan Hirt Hagen

/s/ John T. Baily	/s/ C. Scott Hartz

John T. Baily	C. Scott Hartz

/s/ J. Ralph Borneman, Jr.	/s/ F. William Hirt

J. Ralph Borneman, Jr.	F. William Hirt

/s/ Wilson C. Cooney	/s/ Claude C. Lilly, III

Wilson C. Cooney	Claude C. Lilly, III

/s/ Patricia Garrison-Corbin	/s/ Jeffrey A. Ludrof

Patricia Garrison-Corbin	Jeffrey A. Ludrof

/s/ John R. Graham	/s/ Robert C. Wilburn

John R. Graham	Robert C. Wilburn

/s/ Jonathan Hagen

Jonathan Hagen

SCHEDULE I — SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2005

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position
(In Thousands)
Available-for-sale securities:
Fixed maturities:
U.S. treasuries & government agencies	$9,583	$9,735	$9,735
States & political subdivisions	145,528	145,807	145,807
Special revenue	195,059	195,745	195,745
Public utilities	66,866	69,609	69,609
U.S. industrial & miscellaneous	353,843	355,719	355,719
Mortgage-backed securities	32,251	32,626	32,626
Asset-backed securities	22,117	21,717	21,717
Foreign	106,445	109,401	109,401
Redeemable preferred stock	30,628	31,851	31,851
Equity securities:
Common stock:
Public utilities	1,313	1,473	1,473
U.S. banks, trusts & insurance companies	10,783	12,025	12,025
U.S. industrial & miscellaneous	53,713	60,782	60,782
Foreign	18,950	21,281	21,281
Nonredeemable preferred stock:
Public utilities	26,266	26,103	26,103
U.S. banks, trusts & insurance companies	64,632	66,836	66,836
U.S. industrial & miscellaneous	62,552	65,611	65,611
Foreign	11,231	12,223	12,223

Total fixed maturities and equity securities	$1,211,760	$1,238,544	$1,238,544

Real estate mortgage loans	4,885	4,885	4,885
Limited partnerships	141,405	153,159	153,159

Total investments	$1,358,050	$1,396,588	$1,396,588

SCHEDULE IV — REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
(In Thousands)	Direct	Companies	Companies	Amount	to Net

December 31, 2005
Premiums for the year
Property and Liability Insurance	$704,366	$714,787	$226,245	$215,824	104.8%

December 31, 2004
Premiums for the year
Property and Liability Insurance	$699,533	$717,236	$225,905	$208,202	108.5%

December 31, 2003
Premiums for the year
Property and Liability Insurance	$644,286	$654,841	$202,147	$191,592	105.5%

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

	Deferred
	Policy		Discount, if
	Acquisition	Reserves for	any deducted	Unearned
	Costs	Unpaid Loss & LAE	from reserves*	Premiums
(In Thousands)
@ 12/31/05
Consolidated P&C Entities	$16,436	$1,019,459	$4,582	$454,409
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$16,436	$1,019,459	$4,582	$454,409

@ 12/31/04
Consolidated P&C Entities	$17,112	$943,034	$4,094	$472,553
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$17,112	$943,034	$4,094	$472,553

@ 12/31/03
Consolidated P&C Entities	$16,761	$845,536	$3,303	$449,606
Unconsolidated P&C Entities	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0

Total	$16,761	$845,536	$3,303	$449,606

*	Workers’ compensation case and incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (CONTINUED)

			Loss and Loss	Adjustment Expense	Amortization
		Net	Incurred	Related to	of Deferred	Net
	Earned	Investment	(1)	(2)	Policy	Loss & LAE	Premiums
	Premiums	Income	Current Year	Prior Years	Acquisition Costs	Paid	Written
(In Thousands)
@ 12/31/05
Consolidated P&C Entities	$215,824	$20,267	$146,312	($5,927)	$34,227	$126,314	$214,149
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$215,824	$20,267	$146,312	($5,927)	$34,227	$126,314	$214,149

@ 12/31/04
Consolidated P&C Entities	$208,202	$22,470	$153,563	($343)	$34,341	$133,466	$216,398
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$208,202	$22,470	$153,563	($343)	$34,341	$133,466	$216,398

@ 12/31/03
Consolidated P&C Entities	$191,592	$23,398	$154,816	($1,832)	$38,647	$134,365	$204,694
Unconsolidated P&C Entities	0	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0	0

Total	$191,592	$23,398	$154,816	($1,832)	$38,647	$134,365	$204,694

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.5$	Amended and Restated By-laws of Registrant Section 2.07(a) effective September 9, 2003

10.67@@@	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2003 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.68$$	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2004 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.69$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.70$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.71$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.72$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.73$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.74$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.75$$	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.76$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.77$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.78$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.79$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.80$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.81$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.82$$	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.83$$$	Annual Incentive Plan effective March 2, 2004

10.84$$$	Long-term Incentive Plan effective March 2, 2004

10.85	Termination of Aggregate Excess of Loss Reinsurance Contract effective December 31, 2005 between Erie Insurance Exchange, by and through its Attorney-In-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York	27

13	2005 Annual Report to Shareholders — Reference is made to the Annual Report furnished to the Commission, herewith	28

14$$	Code of Conduct

21	Subsidiaries of Registrant	88

23	Consent of Independent Registered Public Accounting Firm	89

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	90

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	91

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	92

@@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended March 31, 2003 that was filed with the Commission on April 24, 2003.

$	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2003 that was filed with the Commission on October 29, 2003.

$$	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 4, 2004.

$$$	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2004 that was filed with the Commission on March 4, 2005.