Form 10-Q
period 2006-03-31
ERIE INDEMNITY CO
filed 2006-05-03
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Class A Common Stock, with no par value and a stated value of $.0292 per share was 60,213,111 at April 24, 2006.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share was 2,833 at April 24, 2006.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands,
	except per share data)
	March 31	December 31
	2006	2005
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $926,384 and $962,320, respectively)	$925,689	$972,210
Equity securities at fair value (cost of $221,471 and $249,440, respectively)	243,602	266,334
Limited partnerships (cost of $162,940 and $141,405, respectively)	175,697	153,159
Real estate mortgage loans	4,847	4,885

Total investments	1,349,835	1,396,588

Cash and cash equivalents	7,132	31,666
Accrued investment income	13,642	13,131
Premiums receivable from policyholders	258,083	267,632
Federal income taxes recoverable	0	15,170
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	807,663	827,126
Ceded unearned premiums to Erie Insurance Exchange	125,974	125,579
Notes receivable from Erie Family Life Insurance Company	25,000	25,000
Other receivables from Erie Insurance Exchange and affiliates	221,223	198,714
Reinsurance recoverable from non-affiliates	1,157	1,321
Deferred policy acquisition costs	16,089	16,436
Equity in Erie Family Life Insurance Company	52,434	55,843
Securities lending collateral	26,746	30,831
Prepaid pension costs	34,742	38,720
Other assets	66,495	57,504

Total assets	$3,006,215	$3,101,261

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

	(Dollars in thousands, except per share data)
	March 31	December 31
	2006	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$997,124	$1,019,459
Unearned premiums	443,269	454,409
Commissions payable and accrued	155,330	200,459
Securities lending collateral	26,746	30,831
Accounts payable and accrued expenses	35,514	34,885
Federal income taxes payable	10,462	0
Deferred executive compensation	21,135	24,447
Deferred income taxes	4,410	6,538
Dividends payable	21,910	22,172
Employee benefit obligations	31,446	29,459

Total liabilities	1,747,346	1,822,659

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 67,600,800 shares issued; 60,390,235 and 61,162,682 shares outstanding, respectively	1,972	1,972
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,833 shares authorized, issued and outstanding, respectively	198	198
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	15,088	21,681
Retained earnings	1,529,353	1,501,798

Total contributed capital and retained earnings	1,554,441	1,533,479

Treasury stock, at cost, 7,210,565 and 6,438,118 shares, respectively	(295,572)	(254,877)

Total shareholders’ equity	1,258,869	1,278,602

Total liabilities and shareholders’ equity	$3,006,215	$3,101,261

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2006	2005
	(Dollars in thousands, except per share data)
OPERATING REVENUE
Management fee revenue, net	$220,102	$217,736
Premiums earned	54,026	53,648
Service agreement revenue	7,592	4,787

Total operating revenue	281,720	276,171

OPERATING EXPENSES
Cost of management operations	183,154	167,940
Losses and loss adjustment expenses incurred	30,053	32,677
Policy acquisition and other underwriting expenses	14,501	11,844

Total operating expenses	227,708	212,461

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	15,000	14,468
Net realized gains on investments	784	5,497
Equity in earnings of limited partnerships	4,142	2,111

Total investment income — unaffiliated	19,926	22,076

Income before income taxes and equity in earnings of Erie Family Life Insurance Company	73,938	85,786

Provision for income taxes	25,077	28,729

Equity in earnings of Erie Family Life Insurance Company, net of tax	605	714

Net income	$49,466	$57,771

Net income per share — basic
Class A common stock	$.81	$.91

Class B common stock	121.08	138.84

Net income per share — diluted	.73	.83

Weighted average shares outstanding
Basic:
Class A common stock	60,630,395	62,926,683

Class B common stock	2,833	2,851

Diluted Shares	67,505,125	69,845,958

Dividends declared per share:
Class A common stock	$0.36	$0.325

Class B common stock	54.00	48.75

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(Dollars in thousands)
Net income	$49,466	$57,771

Unrealized losses on securities:
Unrealized holding losses arising during period	(9,361)	(25,759)
Less: Gains included in net income	(784)	(5,497)

Net unrealized holding losses arising during period	(10,145)	(31,256)
Income tax benefit related to unrealized losses	3,552	10,940

Change in other comprehensive income, net of tax	(6,593)	(20,316)

Comprehensive income	$42,873	$37,455

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$197,898	$231,991
Service agreement fee received	7,292	4,553
Premiums collected	51,558	51,307
Settlement of commutation received from Exchange	1,710	0
Net investment income received	15,884	14,030
Limited partnership distributions	12,865	13,871
Dividends received from Erie Family Life	450	450
Salaries and wages paid	(27,828)	(24,853)
Employee benefits paid	(1,634)	(1,724)
Commissions paid to agents	(107,674)	(110,959)
Agent bonuses paid	(71,544)	(46,399)
General operating expenses paid	(33,508)	(29,812)
Losses and loss adjustment expenses paid	(32,761)	(29,790)
Other underwriting and acquisition costs paid	(4,363)	(2,506)
Income taxes paid	(12)	(6,057)

Net cash provided by operating activities	8,333	64,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(63,975)	(88,724)
Equity securities	(33,272)	(47,089)
Limited partnerships	(31,089)	(13,583)
Sales/maturities of investments:
Fixed maturity sales	73,346	48,657
Fixed maturity calls/maturities	25,010	22,969
Equity securities	62,982	40,917
Return on limited partnerships	316	473
Purchase of property and equipment	(1,979)	(301)
Net (distributions) collections on agent loans	(1,339)	925

Net cash provided by (used in) investing activities	30,000	(35,756)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in collateral from securities lending	(4,085)	10,128
Redemption of securities lending collateral	4,085	(10,128)
Dividends paid to shareholders	(22,172)	(20,612)
Purchase of treasury stock	(40,695)	(14,616)

Cash used in financing activities	(62,867)	(35,228)

Net decrease in cash and cash equivalents	(24,534)	(6,882)
Cash and cash equivalents at beginning of period	31,666	50,061

Cash and cash equivalents at end of period	$7,132	$43,179

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 22, 2006.
NOTE 2 — RECLASSIFICATIONS
Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total shareholders’ equity.
NOTE 3 — EARNINGS PER SHARE
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 — EARNINGS PER SHARE (Continued)
The following table displays the basic and diluted earnings per-share computations.

	Three Months Ended
	March 31
	2006	2005
	(Dollars in thousands, except per share data)
Basic:
Allocated net income — Class A	$49,124	$57,376
Class A shares of common stock	60,630,395	62,926,683

Class A earnings per share — basic	$.81	$.91

Allocated net income — Class B	$342	$395
Class B shares of common stock	2,833	2,851

Class B earnings per share — basic	$121.08	$138.84

Diluted:
Net income	$49,466	$57,771
Class A shares of common stock	60,630,395	62,926,683
Assumed conversion of Class B common stock and restricted stock awards	6,874,730	6,919,275

Class A shares of common and equivalent shares	67,505,125	69,845,958

Earnings per share — diluted	$.73	$.83

Included in the restricted stock awards not yet vested are awards of 73,471 and 75,399 for the first quarter of 2006 and 2005, respectively, related to the long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 2,059 and 1,476 for the first quarters of 2006 and 2005, respectively.
NOTE 4 — INVESTMENTS
Fixed maturities and equity securities
Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include common and nonredeemable preferred stock. Fixed maturities and equity securities are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reflected in shareholders’ equity in accumulated other comprehensive income. When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to net estimated realizable value. Investment impairments are evaluated on an individual security position basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 — INVESTMENTS (Continued)
The following is a summary of fixed maturities and equity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2006

Fixed maturities
U.S. treasuries & government agencies	$9,598	$151	$157	$9,592
States & political subdivisions	157,620	970	2,450	156,140
Special revenue	207,438	1,104	2,506	206,036
Public utilities	60,356	2,694	702	62,348
U.S. industrial & miscellaneous	331,590	3,517	5,569	329,538
Mortgage-backed securities	26,256	429	442	26,243
Asset-backed securities	11,350	38	146	11,242
Foreign	96,964	2,664	1,345	98,283

Total bonds	901,172	11,567	13,317	899,422

Redeemable preferred stock	25,212	1,172	117	26,267

Total fixed maturities	926,384	12,739	13,434	925,689

Equity securities
Common stock:
Public utilities	1,408	148	0	1,556
U.S. banks, trusts & insurance companies	10,176	1,949	60	12,065
U.S. industrial & miscellaneous	56,560	11,442	933	67,069
Foreign	21,842	4,454	432	25,864
Nonredeemable preferred stock:
Public utilities	19,678	298	255	19,721
U.S. banks, trusts & insurance companies	56,482	1,993	485	57,990
U.S. industrial & miscellaneous	48,332	3,557	252	51,637
Foreign	6,993	713	6	7,700

Total equity securities	$221,471	$24,554	$2,423	$243,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 — INVESTMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2005

Fixed maturities
U.S. treasuries & government agencies	$9,583	$204	$52	$9,735
States & political subdivisions	145,528	1,383	1,104	145,807
Special revenue	195,059	1,816	1,130	195,745
Public utilities	66,866	3,077	334	69,609
U. S. industrial & miscellaneous	353,843	5,889	4,013	355,719
Mortgage-backed securities	32,251	788	413	32,626
Asset-backed securities	22,117	43	443	21,717
Foreign	106,445	3,772	816	109,401

Total bonds	931,692	16,972	8,305	940,359

Redeemable preferred stock	30,628	1,340	117	31,851

Total fixed maturities	962,320	18,312	8,422	972,210

Equity securities
Common stock:
Public utilities	1,313	160	0	1,473
U. S. banks, trusts & insurance companies	10,783	1,528	286	12,025
U. S. industrial & miscellaneous	53,713	8,668	1,599	60,782
Foreign	18,950	2,712	381	21,281
Nonredeemable preferred stock:
Public utilities	26,266	285	448	26,103
U. S. banks, trusts & insurance companies	64,632	2,432	228	66,836
U. S. industrial & miscellaneous	62,552	3,523	464	65,611
Foreign	11,231	1,033	41	12,223

Total equity securities	$249,440	$20,341	$3,447	$266,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 — INVESTMENTS (Continued)
Fixed maturities and equity securities in a gross unrealized loss position at March 31, 2006 are as follows. Data is provided by length of time securities were in a gross unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Number of
(in thousands)	Value	Losses	Value	Losses	Value	Losses	Holdings
Fixed maturities
U.S. treasuries and government agencies	$3,596	$84	$4,199	$73	$7,795	$157	8
States and political subdivisions	111,800	2,065	9,676	385	121,476	2,450	51
Special revenue	145,901	2,275	8,185	231	154,086	2,506	70
Public utilities	28,425	584	2,855	118	31,280	702	23
U.S. industrial & miscellaneous	112,764	2,364	85,523	3,205	198,287	5,569	124
Mortgage-backed securities	7,079	96	11,456	346	18,535	442	16
Asset-backed securities	3,540	104	2,025	42	5,565	146	4
Foreign	26,553	581	20,405	764	46,958	1,345	25

Total bonds	439,658	8,153	144,324	5,164	583,982	13,317	321

Redeemable preferred stock	5,018	117	0	0	5,018	117	1

Total fixed maturities	$444,676	$8,270	$144,324	$5,164	$589,000	$13,434	322

Equity securities
Common stock	18,804	1,167	2,473	258	21,277	1,425	63
Non redeemable preferred stock	26,615	643	4,854	355	31,469	998	16

Total equity securities	45,419	1,810	7,327	613	52,746	2,423	79

Total fixed maturities and equity securities	$490,095	$10,080	$151,651	$5,777	$641,746	$15,857	401

Almost all of the fixed maturities in an unrealized loss position were investment grade securities below market due to changes in interest rates from the date of purchase. Of the fixed maturities that are below amortized cost for less than 12 months, securities that were investment-grade had a fair value of $442.1 million at March 31, 2006. These fixed maturities had unrealized losses as of March 31, 2006, of $8.1 million.
The remaining fair value of fixed maturities below amortized cost for less than 12 months of $2.6 million at March 31, 2006, were non-investment grade securities and had unrealized losses of $.2 million. An impairment charge of $.2 million was recorded for one of these securities to write it down to its estimated market value in 2005. It is possible that these securities may be further impaired resulting in realized losses in future periods.
Of the $144.3 million fixed maturities that were below amortized cost for 12 months or longer, there are $138.5 million in investment-grade securities at March 31, 2006. These fixed maturities had unrealized losses as of March 31, 2006, of $4.9 million. These unrealized losses are due to higher market interest rates and greater spread requirements in the market in general and are not related to the credit quality of specific issuers. The remaining $5.8 million fair value of fixed maturities below amortized cost for greater than 12 months were non-investment grade and had unrealized losses of $.3 million. The Company continues to monitor the financial condition of these issuers as every security is included in the Company’s portfolio monitoring process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 — INVESTMENTS (Continued)
The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. Gross realized losses on fixed maturities included impairment charges of $.9 million and $1.4 million in the first quarters of 2006 and 2005, respectively. Gross realized losses on equity securities included impairment charges of $1.1 million and $.1 million in the first quarters of 2006 and 2005, respectively. Impairment charges on equity securities were primarily in the media and consumer products industries in the first quarter of 2006.

	Three Months Ended
	March 31
(in thousands)	2006	2005
Fixed maturities:
Gross realized gains	$978	$1,090
Gross realized losses	(1,633)	(2,104)

Net realized losses	(655)	(1,014)

Equity securities:
Gross realized gains	4,227	7,129
Gross realized losses	(2,788)	(618)

Net realized gains	1,439	6,511

Net realized gains on investments	$784	$5,497

Limited partnerships
Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest in small- to medium-sized companies. Limited partnerships are recorded using the equity method, which is the Company’s share of the reported value of the partnership. Prior to the second quarter of 2005, unrealized gains and losses on limited partnerships were reflected in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. A cumulative adjustment increasing equity in earnings of limited partnerships was made in the second quarter of 2005 of $14.2 million to properly record changes in the fair value of limited partnerships in the Consolidated Statements of Operations.
The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are as follows. Impairment charges on private equity limited partnerships of $.6 million were included in the equity in earnings of limited partnerships in the first quarter of 2005.

	Three Months Ended
	March 31
(in thousands)	2006	2005
Private equity	$1,923	$991
Real estate	1,521	978
Mezzanine debt	108	142
Valuation adjustments	590	0

Total equity in earnings of limited partnerships	$4,142	$2,111

The Company had loaned securities, included as part of its invested assets, with a market value of $25.9 million and $30.0 million at March 31, 2006 and December 31, 2005, respectively. The Company receives marketable securities as collateral for the loaned securities. The Company recognizes the receipt of the collateral held by the third party custodian and the obligation to return the collateral on its Consolidated Statements of Financial Position. The proceeds from the collateral are invested in cash and short-term investments. The Company shares a portion of the interest charged on lent securities with the third party custodian and the borrowing institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE
The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended
	March 31
(in thousands)	2006	2005
Revenues	$37,050	$34,142
Benefits and expenses	32,427	28,682

Income before income taxes	4,623	5,460
Income taxes	1,344	1,911

Net income	3,279	3,549

Comprehensive loss	$(11,460)	$(10,486)

Dividends paid to shareholders	$2,079	$2,079

	As of
	March 31	December 31
(in thousands)	2006	2005
Investments	$1,483,704	$1,498,099
Total assets	1,749,542	1,776,360
Liabilities	1,507,111	1,520,390
Accumulated other comprehensive income	732	15,471
Total shareholders’ equity	242,431	255,970
See also Note 11, “Variable Interest Entity” regarding the tender offer transaction of EFL’s shares.
NOTE 6 — RETIREMENT BENEFIT PLANS
The Company’s pension plans consist of: (1) a noncontributory-defined benefit pension plan covering substantially all employees of the Company, (2) an unfunded supplemental employee retirement plan for its executive management and division officers and (3) an unfunded pension plan (discontinued as of April 1997) for certain of its outside directors. The Company also provides retiree health benefits in the form of medical and pharmacy health plans for eligible retired employees and eligible dependents. All liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group, before allocations to related entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 — RETIREMENT BENEFIT PLANS (Continued)
Components of Net Periodic Benefit Cost

	Pension Benefits		Retiree Health Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
(in thousands)	2006	2005	2006	2005
Service cost	$4,107	$3,641	$374	$315
Interest cost	4,110	3,644	286	242
Expected return on plan assets	(4,629)	(4,346)	0	0
Amortization of prior service cost	114	175	(32)	(27)
Amortization of net loss	1,205	904	107	81

Net periodic benefit cost	$4,907	$4,018	$735	$611

A portion of the net periodic benefit cost is borne by the Erie Insurance Exchange (Exchange) and EFL. The Company was reimbursed approximately 51% from the Exchange and EFL during the first three months of 2006 and 53% for 2005.
Retiree Health Benefit Plan Termination
The Company’s retiree health benefit plan was terminated at the Company’s Board of Directors meeting in April. Effective July 1, 2006 qualifying, active employees with less than six years remaining until retirement will be gradually phased out of the plan. All other employees are no longer eligible for this benefit. The Company will recognize this change in benefit as a full curtailment for an estimated expense savings, net of curtailment expenses of approximately $1.1 million in calendar year 2006, after reimbursement from other entities. The annual net reduction to the Company’s expense in 2007 and thereafter is expected to be approximately $1.2 million, or $.02 per share-diluted, as a result of this termination.
NOTE 7 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
The Company is due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. Interest is scheduled to be paid semi-annually. The Company recorded interest receivable from EFL of $.4 million in each of the first quarters of 2006 and 2005.
NOTE 8 — STATUTORY INFORMATION
Cash and securities with carrying values of $3.5 million and $3.6 million were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements at both March 31, 2006 and December 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 9 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Three Months Ended March 31
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$49,466	$57,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,988	9,316
Deferred income tax benefit	(521)	(273)
Equity in earnings of limited partnerships	(4,142)	(2,111)
Net realized gains on investments	(784)	(5,497)
Net amortization of bond premium	747	540
Undistributed earnings of Erie Family Life Insurance Company	(201)	(318)
Deferred compensation	159	(323)
Limited partnership distributions	12,865	13,871
Decrease in receivables and reinsurance recoverable from the Exchange and affiliates	5,760	24,234
Increase in prepaid expenses and other assets	(11,103)	(14,598)
Decrease in accounts payable and accrued expenses	(19,427)	(9,663)
Decrease in loss reserves	(22,334)	(448)
Decrease in unearned premiums	(11,140)	(8,399)

Net cash provided by operating activities	$8,333	$64,102

NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company has contractual commitments to invest up to $290.7 million additional funds in limited partnership investments at March 31, 2006. These commitments will be funded as required by the partnerships’ agreements through 2012. At March 31, 2006, the total commitment to fund limited partnerships that invest in private equity securities is $104.2 million, real estate activities is $130.7 million and fixed income securities is $55.8 million. The Company expects to have sufficient cash flows from operations and positive flows from existing limited partnership investments to meet these partnership commitments.
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 11 — VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance company, domiciled in Pennsylvania, for which the Company serves as attorney-in-fact. The Company has a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.
The selected financial data below is derived from the Exchange’s financial statements prepared in accordance with Statutory Accounting Principles (SAP) required by the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures Manual, as modified to include prescribed or permitted practices of the Insurance Department of the Commonwealth of Pennsylvania. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. The condensed financial data set forth below represents the Exchange’s share of underwriting results after accounting for intercompany pool transactions.
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three Months Ended
	March 31
(in thousands)	2006	2005
Premiums earned	$928,408	$932,794
Losses and loss adjustment expenses	509,865	553,994
Insurance underwriting and other expenses*	280,175	242,721
Dividends to policyholders**	(478)	7,368
Other expense	3,585	3,538

Total underwriting operations expenses	283,282	253,627

Net underwriting gain	135,261	125,173

Net investment income	80,064	79,635
Net realized gains	25,532	76,599

Total investment income	105,596	156,234

Net income before federal income tax	240,857	281,407

Federal income tax expense	68,610	88,198

Net income	$172,247	$193,209

*	Includes management fees paid or accrued as payable to the Company and writeoff of the ErieConnection asset of $36.5 million. This asset was previously not admitted on the Exchange’s Statement of Financial Position under SAP guidance, and thus, there is no policyholders’ surplus impact as a result of this write off.

**	The decrease in dividends to policyholders is the result of reduced future payment amounts to policyholders being estimated. In an effort to write and retain quality business, the Exchange studied its worker’s compensation rates and dividend policy during 2005. As a result, the dividend policy of the Exchange was discontinued starting with policies effective as of November 1, 2005 and later. Other member companies within the Property and Casualty Group will continue the dividend policy. At the same time, the Exchange has developed a plan to offer more competitive premium rates to its policyholders that are determined by the Exchange to be quality risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 11 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
	March 31	December 31
(in thousands)	2006	2005
Assets
Fixed maturities	$4,497,134	$4,534,116
Equity securities:
Common stock	1,811,368	1,736,538
Preferred stock	644,999	648,301
Limited partnerships	755,129	599,745
Real estate mortgage loans	10,448	10,533
Properties occupied by the Exchange	34,903	35,277
Cash and cash equivalents	476,109	299,160
Surplus note from EFL	20,000	20,000
Other assets	18,300	33,945

Total invested assets	8,268,390	7,917,615
Premium receivable	984,617	981,844
Federal income tax recoverable	0	76,217
Deferred income taxes	0	17,518
Other assets	77,655	77,069

Total assets	$9,330,662	$9,070,263

Liabilities
Loss and LAE reserves	$3,494,575	$3,549,128
Unearned premium reserves	1,483,462	1,509,636
Accrued liabilities	735,049	629,749
Deferred income taxes	7,033	0

Total liabilities	5,720,119	5,688,513

Total policyholders’ surplus	3,610,543	3,381,750

Total liabilities and policyholders’ surplus	$9,330,662	$9,070,263

The Exchange’s Policyholders’ surplus increased 6.8% during 2006 primarily as a result of the improvement in loss and loss adjustment expenses.
Common equity securities represent a significant portion of the Exchange’s investment portfolio and surplus and are exposed to price risk, volatility of the capital markets and general economic conditions. Common stock investments made up approximately 50.2% of the Exchange’s statutory surplus at March 31, 2006 and 51.4% at December 31, 2005.
The Exchange’s investment activity impacting surplus included net realized and unrealized capital losses, before consideration of taxes, on its common stock portfolio of $75.1 million and $48.4 million in the first quarters of 2006 and 2005, respectively. Net proceeds from the sale of common stock investments were $359.5 million and $197.7 million in the first quarters of 2006 and 2005, respectively. The weighted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 11 — VARIABLE INTEREST ENTITY (Continued)
average current price to trailing 12-months earnings ratio of the Exchange’s common stock portfolio was 21.31 at March 31, 2006 and 21.08 at December 31, 2005. The Standard & Poors composite price to trailing 12-months earnings ratio was 17.53 at March 31, 2006 and 17.39 at December  31, 2005.
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
Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Three Months Ended March 31
(in thousands)	2006	2005
Cash flows from operating activities
Premiums collected net of reinsurance	$902,662	$914,075
Net investment income received	81,496	80,612
Losses and loss adjustment expenses paid	(480,245)	(490,296)
Management fee and expenses paid	(356,085)	(346,634)
Dividends paid to policyholders	(5,097)	(6,189)
Income taxes recovered (paid)	55,455	(32,013)
Miscellaneous expenses paid	(3,585)	(3,538)

Net cash provided by operating activities	194,601	116,017

Cash flows from investing activities
Proceeds from investment sales and maturities	876,400	712,868
Purchases of investments	(950,841)	(818,492)

Net cash used in investing activities	(74,441)	(105,624)

Net cash provided by financing activities	56,789	25,631

Net increase in cash and cash equivalents	176,949	36,024
Cash and cash equivalents-beginning of year	299,160	125,933

Cash and cash equivalents-end of year	$476,109	$161,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 11 — VARIABLE INTEREST ENTITY (Continued)
Erie Family Life Insurance Company Tender Offer
In March 2006, as part of its capital management activities, the Company announced a tender offer to be made by the Exchange for all of the publicly held outstanding common stock of EFL. The Exchange currently owns 53.5% of the outstanding common stock of EFL and intends to offer to acquire the balance of EFL’s common stock at $32.00 per share in cash during the second quarter of 2006. The aggregate consideration for the outstanding EFL shares would be approximately $75 million. The Exchange intends to complete the transaction as soon as practicable. The Company’s 21.6% stake in EFL will be unaffected by this transaction.
The offer will be conditioned on, among other things, the tender of a majority of the shares of EFL common stock owned by EFL shareholders other than shares owned by the Company, the Exchange, the Erie Insurance Group’s pension plan for employees, and the executive officers and directors of the Company. The tender offer will not be conditioned on the Exchange obtaining any financing. The Exchange intends to acquire any shares not acquired in the tender offer in a subsequent “short form” merger transaction at the same $32.00 per share cash price.
NOTE 12 — SEGMENT INFORMATION
The Company operates its business as three reportable segments — management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 22, 2006, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Summarized financial information for the Company’s operating segments is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 12 — SEGMENT INFORMATION (Continued)

	Three Months Ended		Three Months Ended
(in thousands)	March 31, 2006		March 31, 2005
Management Operations
Operating revenue
Management fee revenue	$232,935		$230,409
Service agreement revenue	7,592	*	4,787

Total operating revenue	240,527		235,196
Cost of management operations	193,825		177,714

Income before income taxes	$46,702		$57,482

Net income from management operations	$30,862		$38,232

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$37,259		$38,214
Commercial lines	16,843		16,557
Reinsurance — nonaffiliates	(76)		(279)
Reinsurance — affiliates	0	**	(844)

Total premiums earned	54,026		53,648

Operating expenses
Losses and expenses:
Personal lines	31,885		33,541
Commercial lines	13,823		12,966
Reinsurance — nonaffiliates	863		572
Reinsurance — affiliates	145		340

Total losses and expenses	46,716		47,419

Income before income taxes	$7,310		$6,229

Net income from insurance underwriting operations	$4,831		$4,143

Investment Operations
Investment income, net of expenses	$15,000		$14,468
Net realized gains on investments	784		5,497
Equity in earnings of limited partnerships	4,142		2,111

Total investment income-unaffiliated	$19,926		$22,076

Net income from investment operations	$13,168		$14,682

Equity in earnings of EFL, net of tax	$605		$714

*	Service fees charged for installment billings increased from $3 to $5 effective January 1, 2006. Also see Management’s Discussion and Analysis-Management Operations section, regarding an adjustment to service fee revenue.

**	The excess-of-loss reinsurance agreement was not renewed for the 2006 accident year and there were no premiums paid by the Erie Insurance Company or Erie Insurance Company of New York to the Exchange. See Management’s Discussion and Analysis-Insurance Underwriting Operations section for discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 12 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

	Three months ended
	March 31
(in thousands)	2006	2005
Segment revenues, excluding investment operations	$294,553	$288,843
Elimination of intersegment management fee revenue	(12,833)	(12,672)

Total operating revenue	$281,720	$276,171

Segment operating expenses, excluding investment operations	$240,541	$225,133
Elimination of intersegment management fee revenue	(12,833)	(12,672)

Total operating expenses	$227,708	$212,461

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to the Company’s property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to the Company.
The following table presents the management fee revenue by line of business before elimination of the intersegment management fee revenue.

	Three Months Ended
	March 31%
(dollars in thousands)	2006	2005	Change
Private passenger auto	$111,055	$112,858	(1.6)%
Commercial auto	21,198	20,510	3.4
Homeowners	36,656	36,097	1.5
Commercial multi-peril	29,436	27,624	6.6
Workers’ compensation	24,316	23,994	1.3
All other lines of business	10,674	9,726	9.7

Gross management fee	233,335	230,809	1.1%
Allowance for management fee returned on cancelled policies	(400)	(400)

Management fee net of allowance	$232,935	$230,409	1.1%

Management fee rate	24.75%	23.75%	4.2%

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
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	passenger	growth		growth	personal lines	growth	Personal	growth
Date	auto	rate	Homeowners	rate	of business	rate	Lines	rate
12/31/2004	1,670,804	(0.1)%	1,347,671	1.5%	278,974	2.4%	3,297,449	0.8%
03/31/2005	1,661,955	(1.0)%	1,343,803	0.6%	279,927	1.4%	3,285,685	(0.1)%
06/30/2005	1,658,278	(1.7)%	1,350,491	0.2%	282,670	1.5%	3,291,439	(0.6)%
09/30/2005	1,651,629	(1.8)%	1,354,487	0.3%	285,134	2.3%	3,291,250	(0.6)%
12/31/2005	1,640,563	(1.8)%	1,353,912	0.5%	286,604	2.7%	3,281,079	(0.5)%
03/31/2006	1,636,048	(1.6)%	1,356,885	1.0%	289,964	3.6%	3,282,897	(0.1)%

		12-mth.		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers'	growth	CML* lines	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	of business	rate	Lines	rate
12/31/2004	117,287	1.8%	209,623	1.5%	58,931	(5.4)%	87,815	1.6%	473,656	0.7%
03/31/2005	117,382	1.4%	209,619	1.3%	57,949	(5.6)%	87,877	1.8%	472,827	0.5%
06/30/2005	118,445	1.2%	212,100	1.1%	57,398	(5.5)%	88,981	2.1%	476,924	0.5%
09/30/2005	118,555	1.3%	212,939	1.4%	56,877	(5.0)%	90,074	2.4%	478,445	0.7%
12/31/2005	118,728	1.2%	213,347	1.8%	56,218	(4.6)%	90,227	2.7%	478,520	1.0%
03/31/2006	118,587	1.0%	214,461	2.3%	55,254	(4.7)%	90,301	2.8%	478,603	1.2%

		12-mth.
	Total	growth
Date	All Lines	rate
12/31/2004	3,771,105	0.7%
03/31/2005	3,758,512	(0.1)%
06/30/2005	3,768,363	(0.5)%
09/30/2005	3,769,695	(0.5)%
12/31/2005	3,759,599	(0.3)%
03/31/2006	3,761,500	0.1%
Policy retention trends for Property and Casualty Group insurance operations:

	Private					All other
	passenger	CML*		CML*	Workers'	lines of
Date	auto	auto	Homeowners	multi-peril	comp.	business	Total
12/31/2004	90.0%	88.3%	87.6%	85.3%	85.8%	85.8%	88.4%
03/31/2005	89.9	88.2	87.6	85.5	85.9	85.5	88.3
06/30/2005	89.8	87.8	87.8	85.0	85.8	85.5	88.3
09/30/2005	89.9	88.0	88.0	85.1	86.0	85.6	88.4
12/31/2005	90.0	87.9	88.2	85.4	86.2	86.0	88.6
03/31/2006	90.1	88.0	88.6	85.9	86.0	86.2	88.8

*CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 13 — INFORMATION TECHNOLOGY DEVELOPMENT
On April 13, 2006, the Company determined that it would cease development of ERIEConnection, a personal lines policy administration and Web-based agency interface system. The announcement followed an extensive study of the viability of the system and consideration of the advancements in technology that have occurred since the inception of the ErieConnection program. The Company intends to develop a program of enhancements to its existing policy administration systems and the existing agency interface system, investing in improvements that will enhance the ease of doing business with the organization and solidify the technological infrastructure underlying these systems. Estimates of the cost, duration and deliverables under this program are currently being developed.
The Company’s property/casualty insurance subsidiaries recorded a pre-tax charge of $2.0 million, or $.02 per share — diluted, in the first quarter of 2006 to write off the intangible assets that had been established for the right to use that system. The charge is included in the policy acquisition and other underwriting expenses on the Consolidated Statements of Operations.
NOTE 14 — SUBSEQUENT EVENT
On May 1, 2006 the Company entered into a definitive agreement with Black Interests Limited Partnership to repurchase 1,844,604 shares of Class A nonvoting common stock of the Company (which included 260 shares of Class B voting common stock required to be converted into 624,000 Class A nonvoting common shares) for $106.0 million under the Company’s previously authorized share repurchase program. The shares were purchased in a privately negotiated transaction between the Company and Black Interests Limited Partnership. The 260 shares of Class B voting common stock represent 9.2% of the outstanding Class B voting common stock of the Company. The Company has sufficient capital and liquidity to execute the repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 22, 2006. Preceding the discussion of financial results is an introduction discussing the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses heavily on the Erie Indemnity Company’s (the Company) three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 12 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of the Company’s Consolidated Statements of Operations.
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Erie Indemnity Company (the Company) has served since 1925 as the attorney-in-fact for the policyholders of the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange. The Company is a public registrant that operates predominantly as a provider of certain management services to the Exchange. The Company also owns subsidiaries that are property and casualty insurers. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement, which contains a power-of-attorney appointing an attorney-in-fact. Under the Company’s attorney-in-fact arrangement with subscribers to the Exchange, the Company is required to perform services relating to the sales, underwriting and issuance of policies on behalf of the Exchange. For its services as attorney-in-fact, the Company charges a management fee calculated as a percentage, not to exceed 25%, of the direct and affiliated assumed premiums written by the Exchange.
The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and the Company’s three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through more than 1,700 independent agencies comprising over 7,600 licensed independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.
The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries (EIC, EINY and EIPC) and the Company’s investment operations.

	Three Months Ended
Segment Overview	March 31
(dollars in thousands, except per share data)	2006	2005
	(Unaudited)
Income from management operations	$46,702	$57,482
Underwriting income	7,310	6,229
Net revenue from investment operations	20,577	22,843

Income before income taxes	74,589	86,554
Provision for income taxes	25,123	28,783

Net income	$49,466	$57,771

Net income per share — diluted	$0.73	$0.83

HIGHLIGHTS
•	Net income per share — diluted decreased to $.73 in 2006 due to minimal growth in management fee revenue which was outpaced by the growth in the cost of management operations

•	Gross margins from management operations decreased to 19.4% in the first quarter of 2006 from 24.4% in the first quarter of 2005

•	GAAP combined ratios of the insurance underwriting operations improved to 86.5% for the three months ended March 31, 2006 compared to 88.4% for the three months ended March 31, 2005

•	Write off of ERIEConnection intangible asset resulted in a charge to net income of $.02 per share — diluted

•	Correction to unearned service agreement revenue improved net income by $.02 per share — diluted

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
	(Unaudited)
Management fee revenue	$232,935	$230,409
Service agreement revenue	7,592	4,787

Total revenue from management operations	240,527	235,196
Cost of management operations	193,825	177,714

Income from management operations	$46,702	$57,482

Gross margin percentage	19.4%	24.4%

Management fee rate	24.75%	23.75%

HIGHLIGHTS
•	Direct written premiums of the Property and Casualty Group decreased 3.0% in the first quarter of 2006 compared to the first quarter of 2005

•	Year-over-year policies in force grew .1% to 3,761,500 at March 31, 2006

•	Year-over-year premium per policy was $1,044 and $1,066 in the first quarters of 2006 and 2005, respectively, a decrease of 2.1%

•	Premium rate changes resulted in a $26.8 million decrease in written premiums in the first quarter of 2006

•	Cost of management operations increased 9.1% with commission costs increasing 6.3% and costs other than commissions increasing 15.9%

•	In the first quarter of 2006, agent bonuses increased $9.5 million while scheduled and accelerated commission costs decreased $2.5 million compared to the first quarter of 2005

•	Personnel costs increased 15.3% primarily due to higher average pay rates and increased estimated payment amounts for the executives’ long term incentive plans
Management fee revenue
Management fee revenue rose 1.1% for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Management fees from the Exchange represented 73.0% of the Company’s total revenues for the first quarters of 2006 and 2005, respectively. Management fee revenue is based on the management fee rate, established by the Board of Directors, and the direct written premiums of the Property and Casualty Group. The higher management fee rate in 2005 of 24.75% resulted in $9.4 million more in management fee revenue for the quarter ended March 31, 2006, or an increase in net income of $.09 per share — diluted.
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
returned on mid-term policy cancellation. First quarter 2006 and 2005 revenues were both reduced by $.4 million due to changes in the allowance year-over-year. The policy retention ratio improved to 88.8% at March 31, 2006 from 88.6% at December 31, 2005. The year-over-year policy retention ratio at March 31, 2005 was 88.3% compared to 88.4% at December 31, 2004.
Management fee revenue derived from the direct written premiums of the Property and Casualty Group, before consideration of the allowance for mid-term cancellations, was $233.3 million in the first quarter of 2006 compared to $230.8 million in the first quarter of 2005. The direct written premiums of the Property and Casualty Group were $942.8 million and $971.8 million in the first quarters of 2006 and 2005, respectively, reflecting a 3.0% decrease, compared to growth of 1.1% in the first quarter of 2005 from $960.7 million in the first quarter of 2004. The decline in direct written premiums of the Property and Casualty Group in 2006 reflects the impact of lower average premium per policy due to rate decreases and changes in risk characteristics of policyholders and coverages provided.
Premium production
The Property and Casualty Group’s premium generated from new business increased 3.3% to $86.6 million in the first quarter of 2006 compared to $83.8 million in the first quarter of 2005. New business policies in force were 426,651 at March 31, 2006, a decrease of 3.4% from 441,676 at March 31, 2005. (See Note 12, “Segment Information” which contains policies in force and policy retention trends by line of business).
Personal lines — Personal lines new business premiums written increased 4.6% to $55.5 million in the first quarter of 2006 from $53.1 million in the first quarter of 2005. Personal lines new policies in force decreased to 351,496 at March 31, 2006 compared to 369,376 at March 31, 2005. The Property and Casualty Group’s largest personal line of business is private passenger auto for which new business premiums written decreased 1.9% to $35.2 million in the first quarter of 2006 from $35.9 million in the first quarter of 2005. The main contributor to the overall increase in personal lines new business premiums written was homeowners, for which premiums increased 16.3% to $16.4 million in the first quarter of 2006 from $14.1 million in the first quarter of 2005 principally as a result of the inflation adjustments on replacement cost for homeowners policies.
Renewal premiums written decreased 5.3% on personal lines policies during the first quarter of 2006. An improvement was seen in the renewal business with the year-over-year policy retention ratio for personal lines of 89.3% at March 31, 2006 compared to 88.8% at March 31, 2005. The year-over-year policy retention ratio for private passenger auto was 90.1% and 89.9% at March 31, 2006 and 2005, respectively. The overall decrease reflects the impact of the rate reductions taken by the Property and Casualty Group.
The Company is continuing efforts to stimulate premium growth and improve its competitive position in the marketplace during 2006. In 2005, the Company introduced the use of insurance scoring for underwriting purposes for private passenger auto and homeowners lines of business in all operating states, except Maryland. The introduction of the pricing segmentation model for personal lines, that included insurance scoring, segments policyholders into different rate classes based on the associated risks, and helps insurers provide a better matching of prices and related risks. The long-term impact should result in a more desirable pool of risks contributing to improvements in claims frequency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The Property and Casualty Group has also employed pricing initiatives focused on policy growth. Rate reductions on certain coverages for new private passenger auto policyholders with no claims or violations was effective in the majority of the states served by the Property and Casualty Group during July 2005. Effective January 1, 2006, additional discounts and interactions were introduced into the pricing plan for auto and home, including number of cars and drivers in a household, multi-policy discounts for policyholders who buy life insurance and for those who pay premiums up front. The Property and Casualty Group is also evaluating potential new personal lines product extensions and enhancements that could be offered in addition to new coverages, such as identity recovery planned to be introduced in the second quarter of 2006.
Company management has dedicated resources to develop an integrated territory management program. This program strategically aligns the Property and Casualty Group’s targeted growth objectives with various field manager incentives.
Commercial lines — The commercial lines new business premiums written rose 1.4% to $30.9 million in the first quarter of 2006 from $30.5 million in the first quarter of 2005. The year-over-year policy retention ratio for commercial lines was 85.3% at March 31, 2006 and 85.1% at March 31, 2005. The Property and Casualty Group’s largest commercial lines of business, based on written premiums, are commercial auto and workers’ compensation. A more refined process of evaluating commercial accounts using predictive modeling was implemented and should allow a better alignment between rate and risk level, contributing to continuing improvements in commercial lines policy growth.
All lines — During the first quarter of 2006, the Company appointed 22 new agencies. The Company expects 125 new agency appointments in 2006. For the entire year of 2005, 65 new agencies had been appointed. Expanding the size of the agency force will contribute to future growth as new agents build up their book of business with the Property and Casualty Group.
Premium rates and rate change impacts
The average premium per policy decreased 2.1% to $1,044 in the first quarter of 2006 from $1,066 in the first quarter of 2005. The average premium per personal lines policy decreased 3.1% and commercial lines average premium per policy decreased .5% when comparing the first quarters of 2006 and 2005.
Recent improvements in underwriting results afforded the Property and Casualty Group the ability to implement rate reductions in 2005 to be more price competitive for potential new policyholders and improve retention of existing policyholders. Management continuously evaluates pricing actions and estimates that those approved, filed and contemplated for filing during 2006 could reduce direct written premiums by $114.6 million, of which approximately $26.8 million occurred in the first quarter of 2006. 2006 premiums reflect $35.3 million in premium reductions related to the carryover impact of pricing actions approved and effective in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Personal lines — The private passenger auto average premium per policy decreased 2.7% to $1,160 in the first quarter of 2006 from $1,192 in the first quarter of 2005. The homeowners average premium per policy decreased 2.3% to $539 in the first quarter of 2006 from $552 in the first quarter of 2005. The most significant rate decreases approved and effective in 2005 and 2006 are in the private passenger auto and homeowners lines of business in Pennsylvania and Maryland.
Commercial lines — The commercial auto average premium per policy decreased .8% to $2,778 in the first quarter of 2006 from $2,799 in the first quarter of 2005. The workers’ compensation average premium per policy increased 4.4% to $6,270 in the first quarter of 2006 from $6,004 in the first quarter of 2005. Rate decreases approved and effective in 2006 were primarily for both of these lines of business in Pennsylvania, and for commercial auto in Tennessee.
Service agreement revenue
Service agreement revenue increased to $7.6 million for the first quarter of 2006, from $4.8 million for the same period in 2005. Service agreement revenue represents service charges the Company collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. These service charges are fixed dollar amounts per billed installment. The increase in service charges in 2006 is the result of two factors.
First, a $2.0 million adjustment related to prior years was made during the first quarter of 2006 which increased service agreement revenue. The entire amount of service charges for each policy is recorded on policy renewal or inception and is offset by the portion pertaining to future installments (unearned service agreement revenue). The adjustment was made to correct the amount of unearned service agreement revenue being deferred. Originally, the estimate of the unearned service agreement revenue included policies with future effective dates for which service charge revenue had not yet been recorded. The impact of this adjustment increased net income $.02 per share-diluted. Restatement was not considered necessary as the impact of correcting this error was not material to the current or prior periods’ net income or financial position.
Second, the remaining increase relates to changes in the service fees charged to policyholders. Effective for policies renewing on or after January 1, 2006 which are paid in installments, the service charge assessed policyholders increased from $3 to $5 per installment. This per-installment fee increase is positively impacting service agreement revenue. Service agreement revenue is negatively affected by changes in billing plans from plans which charge a fee on installments to those that do not. Service charges were eliminated for policies renewing on or after January 1, 2006 using the direct debit payment method. As a result, the policy count of policyholders using the direct debit payment method increased to 49,306 at March 31, 2006 compared to 44,878 at December 31, 2005. A shift has also occurred in policyholders electing to make full payment at inception of the policy for which there is no related service fee and for which a discount was offered on auto policies effective March 1, 2006, with a count of 996,112 at March 31, 2006, up from 979,523 at December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cost of management operations
The cost of management operations increased 9.1% for the first quarter of 2006 to $193.8 million from $177.7 million during the first quarter of 2005. Commission costs increased 6.3% while operating costs other than commissions rose 15.9%. Personnel costs increased 15.3% as a result of higher average pay rates and higher bonus and incentive compensation accruals. Bonuses are based, in part, on Property and Casualty Group profitability, which has steadily improved during the performance periods that are the basis for the bonuses. Also impacting other operating costs is the use of insurance scoring. The cost for using insurance scoring for all new and renewal business totaled $1.0 million in the first quarter of 2006 compared to $.5 million in the first quarter of 2005. Insurance scoring was initially used for pricing purposes in March 2005 for new business and in April 2005 for renewal business. The first quarter of 2006 includes a full quarter’s expense for insurance scores on new and renewal business.
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses.

	Three Months Ended
	March 31
			Percent
(dollars in thousands)	2006	2005	Change
	(Unaudited)
Scheduled rate commissions	$109,364	$110,046	(.6)%
Accelerated rate commissions	1,173	3,042	(61.4)
Agent bonuses	22,424	12,899	73.8
Promotional incentives	1,326	0	100.0
Allowance for mid-term policy cancellations	(200)	200	NM

Total commissions	$134,087	$126,187	6.3%

Scheduled and accelerated rate commissions — Scheduled rate commissions were impacted by a 3.0% decrease in the direct written premiums of the Property and Casualty Group in the first quarter of 2006 compared to the same period in 2005. The 3.0% decrease in direct written premiums was concentrated in the personal lines of business which have lower commission rates than commercial lines of business. The decrease in scheduled rate commissions of only .6%, when compared to the 3.0% reduction in direct written premiums, is reflective of this shift in the mix of premium dollars.
Accelerated rate commissions are offered under certain circumstances to some newly-recruited agents for their initial three years. In 2003 and 2004, the Company slowed agency appointments in conjunction with its efforts to control exposure growth. With fewer new agency appointments and the expiration of existing accelerated commission contracts, accelerated commission costs have been decreasing. Accelerated rate commissions in 2005 included the final year of accelerated commission contracts from 2002, which had 225 new agent appointments. Agency appointments have remained much lower with new additions of 46, 33 and 65 new agencies in 2003, 2004 and 2005, respectively. During the first quarter of 2006 there have been 22 new agencies added, with the expectation to appoint 125 new agents for the year. Accelerated commissions are expected to increase as new agent appointments increase in 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Agency bonuses — Agency bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. The agent bonus award is estimated at $84 million for 2006. The estimate for the bonus is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data. There is also a growth component to the bonus. The increase in agent bonuses reflects the impact of improved underwriting profitability of the Property and Casualty Group in 2005 and 2004. Beginning in 2006, the growth component bonus is being paid in advance in the first and second quarters, only if the agency is profitable and on track for their annual new premium production. The year end payout of the total agent bonus will be reduced by advance bonus payments made in the first or second quarters of 2006. If for the year the agent does not meet the criteria for the annual award, they will not have an obligation related to any advance bonuses received.
Other costs of management operations — The cost of management operations excluding commission costs, increased 15.9% for the three months ended March 31, 2006 to $59.7 million from $51.5 million recorded in the first quarter of 2005. Personnel related costs, which are the second largest component in cost of management operations, increased 15.3% to $36.9 million for the three months ended March 31, 2006, compared to $32.0 million for the same period in 2005. Salaries contributed $4.2 million to the increase and employee benefit expense increased $.7 million in the first quarter of 2006. A 6% increase in the average pay rate and a 1.5% increase in staff levels contributed $2.7 million to the increase in salaries, while the expected payout amount for long-term incentive plans was $1.1 million higher for the first quarter of 2006 compared to the first quarter of 2005. The 11.6% increase in employee benefit costs in the first quarter of 2006 was primarily driven by a reduction in the discount rate assumption used to calculate the pension expense from 6.00% in 2005 to 5.75% in 2006. Pension costs are expected to increase by about $1.0 million per quarter over 2005 levels as a result of the discount rate change.
The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of underwriting activities performed by the Company for the Property and Casualty Group. The Company has continued to formalize its cost management processes in an effort to better align its costs and growth in costs with premium levels and growth in premium over the long term.
Insurance Underwriting Operations

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
	(Unaudited)
Premiums earned	$54,026	$53,648
Losses and loss adjustment expenses incurred	30,053	32,677
Policy acquisition and other underwriting expenses	16,663	14,742

Total losses and expenses	46,716	47,419

Underwriting income	$7,310	$6,229

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
HIGHLIGHTS
•	Favorable development of prior accident years, excluding salvage and subrogation recoveries, improved combined ratio by 7.9 points in the first quarter of 2006 and by 4.9 points in the first quarter of 2005

•	Write off of $2.0 million intangible asset related to the eCommerce initiative contributed 3.8 points to the Company’s GAAP combined ratio in 2006

•	Low level of catastrophe losses contributed only .6 points and .5 points in the first quarters of 2006 and 2005, respectively

•	The intercompany excess-of-loss reinsurance agreement was terminated effective December 31, 2005, for the 2006 accident year
The following table reconciles the underwriting results of the Property and Casualty Group on a statutory accounting basis (SAP) to the underwriting results of the Company on a GAAP basis. The detail of the Property and Casualty Group provides financial data for the direct business and the reinsurance business separately.
Reconciliation of Property and Casualty Group Underwriting Results to the Company Underwriting Results

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
	(Unaudited)
Property and Casualty Group Insurance
Underwriting Operations (SAP Basis)
Direct underwriting results:
Direct written premium	$942,768	$971,825

Premium earned	983,829	991,283
Loss and loss adjustment expenses incurred	522,490	574,052
Policy acquisition and other underwriting expenses	301,474	270,613

Total losses and expenses	823,964	844,665

Direct underwriting income	159,865	146,618
Nonaffiliated reinsurance underwriting results—net	(16,805)	(15,256)

Net underwriting gain (SAP Basis)	143,060	131,362

Erie Indemnity Company Insurance
Underwriting Operations (SAP to GAAP Basis)
Percent of pool assumed by Company	5.5%	5.5%

Company preliminary underwriting income (loss):
Direct	8,792	8,064
Nonaffiliated reinsurance	(924)	(839)

Net underwriting gain (SAP Basis)	7,868	7,225

Excess-of-loss premiums ceded to the Exchange	0	(844)
Excess-of-loss changes to recoveries under the agreement*	(145)	(340)
SAP to GAAP adjustments	(413)	188

Company underwriting income (GAAP Basis)	$7,310	$6,229

*	The change in the recoverable under the excess-of-loss agreement is an offset to the prior accident year loss development included in the loss and loss adjustment expenses reflected in the table.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
COMBINED RATIO — SAP AND GAAP

	Three Months Ended
	March 31
	2006	2005
Company GAAP combined ratio (1)	86.5%	88.4%
P&C Group statutory combined ratio	86.5	86.8
P&C Group statutory combined ratio, excluding catastrophes	85.9	86.3
P&C Group adjusted statutory combined ratio (2)	82.3	81.4
P&C Group adjusted statutory combined ratio, excluding catastrophes	81.7	80.9

Loss ratio points from prior accident year reserve development — redundancy	(7.9)	(4.9)
Loss ratio points from salvage and subrogation recoveries collected	(3.1)	(3.0)

Total loss ratio points from prior accident years	(11.0)	(7.9)

(1)	The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned. The GAAP combined ratios of the Company are different than the results of the Property and Casualty Group due to certain GAAP adjustments and the effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange.

(2)	The adjusted statutory combined ratio removes the profit component of the management fee earned by the Company.
Direct Underwriting Results

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
	(Unaudited)
Property and Casualty Group direct underwriting income	$159,865	$146,618
Percent of pool assumed by Company	5.5%	5.5%

Company direct underwriting income, before adjustments	$8,792	$8,064

P&C Group direct business only combined ratio	84.7%	85.0%

Development of direct loss reserves
The improvement in 2006 underwriting results on direct business is primarily the result of continued favorable development of prior accident years. The Company’s 5.5% share of the Property and Casualty Group’s positive development was $6.0 million and $4.3 million in the first quarters of 2006 and 2005, respectively. The positive development on losses of prior accident years in the first quarter of 2006 was experienced primarily in the personal auto, homeowners and workers’ compensation lines of business. Severity trends appear to be flattening out compared to those anticipated at year end based on historical patterns. Also in general a slow down in policy growth contributes to an improved combined ratio as the proportion of new business, which generates higher loss ratios, to seasoned business decreases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Catastrophe losses
Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards. The Company models potential losses which supports the catastrophic reinsurance coverage that is ultimately selected consistent with industry coverages. The Property and Casualty Group maintains catastrophe reinsurance coverage from unaffiliated insurers. The 2006 property catastrophe reinsurance treaty provides coverage of up to 95.0% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence. No loss recoverables were recorded under this treaty at March 31, 2006. During each of the first quarters of 2006 and 2005, the Company’s share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $.3 million.
The first quarter of the year typically has the lowest non-catastrophe claim volume of the year. Catastrophe losses incurred by the Property and Casualty Group were not significant and therefore the lower claim volume, coupled with improving underwriting, resulted in seasonally low losses at March 31, 2006. Underwriting losses are seasonally higher in the second and fourth quarters and as a consequence, the Company’s property/casualty combined ratio generally increases as the year progresses. In the first quarter of 2006, the Company’s share of the reduction to incurred but not reported reserves related to seasonality adjustments was $2.3 million, compared to $2.7 million in the first quarter of 2005.
Reinsurance Underwriting Results

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
	(Unaudited)
Erie Indemnity Company Insurance
Underwriting Operations:
Nonaffiliated reinsurance, net	$(924)	$ (839)

Affiliated reinsurance
Premiums ceded to Exchange	0	(844)
Change to recoveries under the excess-of-loss agreement	(145)	(340)

Net affiliated reinsurance	$(145)	$(1,184)

The losses from nonaffiliated reinsurance increased as claims activity from the 2005 hurricanes was reported to the Property and Casualty Group in the first quarter of 2006 from the North Carolina involuntary programs. Offsetting the losses were adjustments improving premiums for runoff activity of the voluntary assumed business that the Property and Casualty Group exited as of December 2003.
The Property and Casualty Group did not renew the all lines excess-of-loss reinsurance agreement between the Exchange and the Company’s property/casualty insurance subsidiaries. The agreement required that any unpaid loss recoverables be commuted 60 months after an annual period. While the excess-of-loss agreement was not renewed for 2006, the unexpired accident years of 2001 through 2005 will be settled and losses will be commuted as the 60-month periods expire. The remaining effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange is also reflected in the reinsurance business when looking at the Company’s results on a segment basis. The excess-of-loss reinsurance agreement is not subject to the intercompany pooling agreement. The premium paid to the Exchange for this agreement in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
first quarter of 2005 was $1.7 million, of which $.8 million was recorded as incurred expense during the first quarter of 2005.
The net charges recorded under the excess-of-loss reinsurance agreement include two components, 1) the charges, or reversal of previously recorded charges, of the current accident years as they develop and 2) any charges related to the settlement of accident years that have expired in accordance with the contract. In both the first quarter of 2006 and 2005 an accident year was settled and related charges recorded, in addition to the charges related to the development of open accident years in the current year.
In the first quarter of 2006, the Company’s property/casualty insurance subsidiaries recorded net charges under the excess-of-loss reinsurance agreement with the Exchange of $.1 million. First quarter 2006 charges for current period development under the agreement were $.2 million. The 2001 accident year will be settled at the end of 2006 at the present value of the estimated loss recoverable amount recorded. The 2001 accident year loss recoverable is estimated at $7.6 million. The actuarially developed present value of these losses is $6.4 million. In the first quarter of 2006, $.1 million offset the recorded charges under the agreement and represented a prorated portion of the estimated discount related to the 2001 accident year loss recoverable. The discount will continue to be recorded ratably throughout the remainder of the year.
The Company’s property/casualty insurance subsidiaries recorded net charges under the excess-of-loss reinsurance agreement with the Exchange of $.3 million in the first quarter of 2005. Included in the net charges of $.3 million are recoveries for the first quarter of 2005 of $.1 million offset by the commutation of the 1999 accident year which resulted in a charge to the Company of $.4 million. The 1999 accident year loss recoverable was $3.4 million and the present value of the estimated losses from the 1999 accident year were $3.0 million.
The 2000 accident year had been commuted as of December 31, 2005, with settlement of the cash payment of the $1.7 million received from the Exchange occurring in the first quarter of 2006.
An increase in the recoverable in any given year reduces the Company’s losses and loss adjustment expenses on the Consolidated Statements of Operations while a decrease in the recoverable results in an increase in the Company’s losses and loss adjustment expenses.
Policy acquisition and other underwriting expenses
Policy acquisition and other underwriting expenses of the Property and Casualty Group include the management fee due to the Company of $233.3 million and $230.8 million for the first quarters of 2006 and 2005, respectively. The amount presented on the Company’s Statements of Operations as management fee revenue reflects the allowance for mid-term policy cancellations and the elimination of intercompany management fee revenue between the EIC, EINY and the Company. Included in policy acquisition and other underwriting expenses is the write off of the $2.0 million intangible asset, which had been established for the Company’s property/casualty insurance subsidiaries’ right to use the ERIEConnection system, for which development has ceased. This charge decreased net income by $.02 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Investment Operations

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005
	(Unaudited)
Net investment income	$15,000	$14,468
Net realized gains on investments	784	5,497
Equity in earnings of EFL	651	767
Equity in earnings of limited partnerships	4,142	2,111

Net revenue from investment operations	$20,577	$22,843

•	Net realized gains on investments decreased to $.8 million in the first quarter of 2006 as the first quarter of 2005 reflects sales of common equity securities during a transition from internal to external portfolio managers.

•	Equity in earnings of limited partnerships increased $2.0 million as additional investments in partnerships were made during the latter half of 2005 that are generating additional earnings; valuation adjustments accounted for $.6 million of the increase in limited partnerships in the first quarter of 2006.

•	Funds used to repurchase Company stock amounted to $40.7 million in the first quarter of 2006 compared to $14.6 million in the first quarter of 2005 which lowered the cash available for other investments.
Net investment income, which increased 3.7% in the first quarter of 2006, primarily includes interest and dividends on the Company’s fixed maturity and equity security portfolios. Net investment income in the first quarter of 2006 remained at a comparable level to the first quarter of 2005 as the Company continued to repurchase shares of its common stock under its three-year stock repurchase program, which diverted some available funds away from the investment market.
Net realized gains on investments included impairment charges of $.9 million on fixed maturities and $1.1 million on equity securities in the first quarter of 2006. Included in the first quarter 2005 net realized gains were impairment charges of $1.4 million on fixed maturities and $.1 million on equity securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The performance of the Company’s fixed maturities and preferred stock portfolios compared to selected market indices is presented below.

Pre-tax annualized total returns
Two Year Period Ended
March 31, 2006(1)
Company Performance:
Fixed maturities — corporate	2.38%
Fixed maturities — municipal	2.23
Preferred stock	4.14
Common stock	9.57 (1)

Market indices:
Lehman Brothers U.S. Aggregate	1.70%
S&P500 Composite Index	9.17

(1)	Return is net of fees to external managers.
Private equity and mezzanine debt limited partnerships generated earnings of $2.0 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. Real estate limited partnerships generated earnings of $1.5 million and $1.0 million in the first quarters of 2006 and 2005, respectively. Beginning in the second quarter of 2005, limited partnership market value adjustments were recorded to the equity in earnings of limited partnerships in the Consolidated Statements of Operations. In the first quarter of 2006 such market value adjustments contributed $.6 million to the total earnings in limited partnerships. Prior to the second quarter of 2005, the unrealized market adjustments were recorded as a component of shareholders’ equity. There were impairment charges of $.6 million on limited partnerships in the first quarter of 2005 related to private equity limited partnerships.
FINANCIAL CONDITION
Investments
The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At March 31, 2006, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.1 billion, or 38.2%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.
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
The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in the fixed maturities portfolio. The fixed maturities portfolio comprises 68.6% and 69.6% of invested assets at March 31, 2006 and December 31, 2005, respectively. The Company calculates the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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
The Company’s portfolio of limited partnership investments has exposure to market risks, primarily relating to the financial performance of the various entities in which they invested. The limited partnership portfolio comprises 13% and 11% of invested assets at March 31, 2006 and December 31, 2005, respectively. These investments consist primarily of equity investments in small and medium-sized companies and in real estate. The Company achieves diversification within the limited partnership portfolio by investing in approximately 96 partnerships that have approximately 1,695 distinct investments. The Company reviews at least quarterly the limited partnership investments by sector, geography and vintage year. These limited partnership investments are diversified to avoid concentration in a particular industry. The Company performs extensive research prior to investment in these partnerships.

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

	As of
	March 31,	December 31,
(in thousands)	2006	2005
	(Unaudited)
Gross reserve liability
Personal:
Private passenger auto	$397,938	$413,118
Catastrophic injury	121,509	123,875
Homeowners	22,051	23,995
Other personal	7,054	6,978
Commercial:
Workers’ compensation	223,636	231,858
Commercial auto	85,450	83,688
Commercial multi-peril	66,884	65,891
Catastrophic injury	459	468
Other commercial	16,107	15,894
Reinsurance	56,036	53,694

Gross reserves	997,124	1,019,459
Reinsurance recoverables	808,820	828,447

Net reserve liability	$188,304	$191,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
As discussed previously, loss and loss adjustment expense reserves are developed using multiple estimation methods that result in a range of estimates for each product coverage group. The estimate recorded is a function of detailed analysis of historical trends and management expectations of future events and trends. The product coverage that has the greatest potential for variation is the pre-1986 automobile catastrophic injury liability reserve. The range of reasonable estimates for the pre-1986 automobile catastrophic injury liability reserve, net of reinsurance recoverables, for both personal and commercial is from $178.2 million to $442.4 million for the Property and Casualty Group. The reserve carried by the Property and Casualty Group, which is management’s best estimate of this liability at this time, was $252.8 million at March 31, 2006, which is net of $128.5 million of anticipated reinsurance recoverables. The Company’s property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $13.9 million at March 31, 2006.
The potential variability in these reserves can be primarily attributed to automobile no-fault claims incurred prior to 1986. The automobile no-fault law in Pennsylvania at that time provided for unlimited medical benefits. There are currently 390 claimants requiring lifetime medical care of which 77 involve catastrophic injuries. The estimation of ultimate liabilities for these claims is subject to significant judgment due to assumptions that must be made for mortality rates, medical inflation costs, changes in medical technologies and variations in claimant health over time.
It is anticipated that these automobile no-fault claims will require payments over approximately the next 40 years. The impact of medical cost inflation in future years is a significant variable in estimating this liability over 40 years. A 100-basis point change in the medical cost inflation assumption would result in a change in net liability for the Company of $3.0 million. Claimants’ future life expectancy is another significant variable. The life expectancy assumption underlying the estimate reflects experience to date. Actual experience, different than that assumed, could have a significant impact on the reserve estimate.
Off-balance sheet arrangements
There are no off-balance sheet obligations related to the variable interest the Company has in the Exchange. Any liabilities between the Exchange and the Company are recorded in the Consolidated Statements of Financial Position of the Company. The Company has no other material off-balance sheet obligations or guarantees.
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
Management fee and other cash settlements due from the Exchange were $218.2 million at March 31, 2006, and $194.8 million at December 31, 2005. A receivable from EFL for cash settlements totaled $3.0 million at March 31, 2006, compared to $3.9 million at December 31, 2005. The receivable due

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool decreased to $933.6 million at March 31, 2006 from $952.7 million at December 31, 2005. The changes are the result of corresponding changes in direct loss reserves, loss adjustment expense reserves and unearned premium reserves of the Company’s property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The change in the property/casualty insurance subsidiaries reserves ceded to the Exchange is a result of a corresponding increase or decrease in direct premium written by the Company’s property/casualty insurance subsidiaries. Direct written premium of the property/casualty insurance subsidiaries decreased 6.3% in the first quarter of 2006 compared to the first quarter of 2005.
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
The Company has historically generated sufficient net positive cash flow from its operations to fund its commitments and build the investment portfolio. The Company also maintains a high degree of liquidity in its investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. The Company has made a commitment to use operating cash flows to reinvest in its common stock through its share repurchase plan.
Cash flows generated from operating activities in the first quarter of 2006 were $8.3 million, compared to $64.1 million in the first quarter of 2005. Cash inflows from management fee revenue in the first quarter of 2006 were approximately $34 million less than the first quarter of 2005 primarily due to the decline in direct written premiums of the Property and Casualty Group. Also, the annual agent bonus award payment, which increased as a result of improved underwriting performance of recent years, required an additional $25.1 million in cash in the first quarter of 2006.
During the first quarter of 2006, the Company repurchased 772,447 shares of its outstanding Class A common stock in conjunction with the stock repurchase plan that was authorized in December 2003. The shares were purchased at a total cost of $40.7 million. The plan allows the Company to repurchase up to $250 million of its outstanding Class A common stock through December 31, 2006. In February 2006, the Company’s Board approved a continuation of the current stock program, allowing the Company to repurchase an additional $250 million of its Class A common stock through December 31, 2009. (See Part II of Item 2., Issuer Purchases of Equity Securities.)
Cash paid in the first quarter of 2006 for agent bonuses was $71.5 million, for which $70.2 million was accrued at December 31, 2005. There were no contributions to the employee pension plan in the first quarters of 2006 or 2005. The Company has generally contributed the maximum deductible amount to its pension plan for employees under IRS Code Section 404(a)(1). The Company expects to make a $7.5 million contribution to its pension plan in 2006. In 2005, the maximum contribution was zero, therefore no contribution could be made by the Company to the plan.
Proceeds from the sales of equity securities totaled $63.0 million and $40.9 million in the first quarters of 2006 and 2005, respectively. The Company has liquidated certain of its internally managed equity securities to allow the external investment managers to manage the portfolio. Purchases of equity securities were $33.3 million and $47.1 million in the first quarters of 2006 and 2005, respectively. The higher first quarter 2005 activity represents the external investment managers building the equity securities portfolio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
FACTORS THAT MAY AFFECT FUTURE RESULTS
Financial condition of the Exchange
The Company has a direct interest in the financial condition of the Exchange because management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, the Company participates in the underwriting results of the Exchange through the pooling arrangement in which the Company’s insurance subsidiaries have 5.5% participation. A concentration of credit risk also exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has 5.5% participation. In addition, a substantial decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced.
Additional information, including condensed statutory financial statements of the Exchange, are presented in Note 11 to the Consolidated Financial Statements.
Insurance premium rates
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affects underwriting profitability of the Property and Casualty Group, the Exchange and the Company. Rate reductions have been implemented and continue to be sought in 2006 by the Property and Casualty Group to recognize improved underwriting results and to be more price competitive. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2006, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of the Company’s agents to sell and/or renew business. Management estimates that pricing actions approved, contemplated or filed and awaiting approval through 2006, could reduce premium for the Property and Casualty Group by an additional $88 million through the remainder of the year.
The Property and Casualty Group continues refining its pricing segmentation model for private passenger auto and homeowners lines of business. The new rating plan includes significantly more pricing segments than the former plan, providing the Company greater flexibility in pricing for policyholders with varying degrees of risk. Insurance scoring is among the most significant risk factors the Company has recently incorporated into the rating plan. Refining pricing segmentation should enable the Company to provide more competitive rates to policyholders with varying risk characteristics, as risks can be more accurately priced over time.
The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. These outcomes will then impact the Property and Casualty Group’s premium dollars and ultimately the Company’s management fee revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Policy growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affects the profitability of management operations of the Company. The continued focus on underwriting discipline and implementation of the new rate classification plan through the pricing segmentation model resulted in a reduction in new policy sales and policy retention ratios, as expected. The growth of the policy base of the Property and Casualty Group is dependent upon its ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group.
Retiree health benefit plan termination
The Company’s retiree health benefit plan was terminated at the Company’s Board of Directors meeting in April. Effective July 1, 2006 qualifying active employees with less than six years remaining until retirement will be gradually phased out of the plan. All other employees are no longer eligible for this benefit. The Company will recognize this change in benefit as a full curtailment for an estimated expense savings net of curtailment expenses of approximately $1.1 million in calendar year 2006, after reimbursement from other entities. The annual net reduction to the Company’s expense in 2007 and thereafter is expected to be approximately $1.2 million, or $.02 per share-diluted, as a result of this termination.
Catastrophe losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and other commercial lines of business in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include severe winter storms, hurricanes, earthquakes, tornadoes, wind and hail storms. In its homeowners line of insurance, the Property and Casualty Group is particularly exposed to an Atlantic hurricane, which might strike the states of North Carolina, Maryland, Virginia and Pennsylvania. The Property and Casualty Group maintains catastrophe occurrence reinsurance coverage to mitigate the future potential catastrophe loss exposure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Information technology costs
On April 13, 2006, the Company announced its decision to cease development of ErieConnection, the web based policy processing and administration system under development since 2002. The announcement followed an extensive study of the viability of the system and consideration of the advancements in technology that have occurred since the inception of the ErieConnection program. The Company intends to develop a program of enhancements to its existing policy administration systems and the existing agency interface system, investing in improvements that will enhance the ease of doing business with the organization and solidify the technological infrastructure underlying these systems. Estimates of the cost, duration and deliverables under this program are currently being developed.
The Property and Casualty Group’s ability to attract new policyholders and to retain existing policyholders, which bears significantly on the Company’s management fee revenue, is directly influenced by the Company’s independent agents’ decisions to place business with the Property and Casualty Group. To the extent that technological capabilities of alternative carriers represented by the Company’s agents are greater than those of the Property and Casualty Group, the Property and Casualty Group’s sales could be adversely affected, thereby reducing the Company’s management fee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended March 31, 2006. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and the Company’s other business activities during 2006 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF
EQUITY SECURITIES
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
January 1 - 31, 2006**	363,921	$52.67	361,500
February 1 - 28, 2006	410,947	52.69	410,947
March 1 - 31, 2006*	0		0

Total	774,868		772,447	$306,000,000	***

*	The Company was in a blackout period with respect to its repurchase program during the month of March 2006.

**	The month of January 2006 includes 2,421 shares that vested under the stock compensation plan for the Company’s outside directors. Included in this amount are the vesting of 2,240 of awards previously granted and 181 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).

***	The Company’s Board of Directors reauthorized the stock repurchase program for an additional $250 million in February 2006. At March 31, 2006, $56 million remained of the previous repurchase authorization for a total of $306 million. The reauthorized stock repurchase program is effective once the available funds from the current repurchase program are expended and continues through December 31, 2009.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: May 3, 2006	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO