Form 10-Q
period 2006-06-30
ERIE INDEMNITY CO
filed 2006-08-02
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Class A Common Stock, with no par value and a stated value of $.0292 per share was 57,969,155 at July 25, 2006.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share was 2,573 at July 25, 2006.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Dollars in thousands,
	except per share data)
	June 30	December 31
	2006	2005
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $800,944 and $962,320, respectively)	$792,352	$972,210
Equity securities at fair value (cost of $226,007 and $249,440, respectively)	240,784	266,334
Limited partnerships (cost of $174,151 and $141,405, respectively)	198,809	153,159
Real estate mortgage loans	4,807	4,885

Total investments	1,236,752	1,396,588

Cash and cash equivalents	15,711	31,666
Accrued investment income	10,913	13,131
Premiums receivable from policyholders	263,199	267,632
Federal income taxes recoverable	15,145	15,170
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	823,419	827,126
Ceded unearned premiums to Erie Insurance Exchange	115,014	125,579
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Management fee due from Erie Insurance Exchange and other affiliated receivables	208,618	198,714
Reinsurance recoverable from non-affiliates	2,258	1,321
Deferred policy acquisition costs	16,617	16,436
Equity in Erie Family Life Insurance Company	51,267	55,843
Securities lending collateral	25,390	30,831
Prepaid pension costs	39,164	38,720
Other assets	61,380	57,504

Total assets	$2,909,847	$3,101,261

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

	(Dollars in thousands,
	except per share data)
	June 30	December 31
	2006	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$1,016,943	$1,019,459
Unearned premiums	449,092	454,409
Commissions payable and accrued	179,949	200,459
Securities lending collateral	25,390	30,831
Accounts payable and accrued expenses	34,715	34,885
Deferred executive compensation	22,962	24,447
Deferred income taxes	5,519	6,538
Dividends payable	21,063	22,172
Employee benefit obligations	30,667	29,459

Total liabilities	1,786,300	1,822,659

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 68,224,800 and 67,600,800 shares issued, respectively; 58,122,670 and 61,162,682 shares outstanding, respectively	1,990	1,972
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,573 and 2,833 shares authorized, issued and outstanding, respectively	180	198
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	3,876	21,681
Retained earnings	1,564,544	1,501,798

Total contributed capital and retained earnings	1,578,420	1,533,479
Treasury stock, at cost, 10,102,130 and 6,438,118 shares, respectively	(454,873)	(254,877)

Total shareholders’ equity	1,123,547	1,278,602

Total liabilities and shareholders’ equity	$2,909,847	$3,101,261

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
OPERATING REVENUE
Management fee revenue — net	$237,233	$240,390	$457,334	$458,126
Premiums earned	53,825	54,166	107,852	107,814
Service agreement revenue	6,506	5,359	14,098	10,146

Total operating revenue	297,564	299,915	579,284	576,086

OPERATING EXPENSES
Cost of management operations	189,939	187,232	373,093	355,172
Losses and loss adjustment expenses incurred	38,635	33,785	68,688	66,462
Policy acquisition and other underwriting expenses	12,079	12,356	26,580	24,200

Total operating expenses	240,653	233,373	468,361	445,834

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	14,603	15,934	29,603	30,402
Net realized (losses) gains on investments	(632)	9,196	152	14,693
Equity in earnings of limited partnerships	14,058	20,645	18,200	22,756

Total investment income — unaffiliated	28,029	45,775	47,955	67,851

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	84,940	112,317	158,878	198,103

Provision for income taxes	30,015	37,581	55,092	66,310

Equity in earnings of Erie Family Life Insurance Co., net of tax	1,330	1,432	1,935	2,146

Net income	$56,255	$76,168	$105,721	$133,939

Net income per share — basic
Class A common stock	$.95	$1.21	$1.76	$2.12

Class B common stock	144.90	183.89	265.30	322.67

Net income per share — diluted	.86	1.10	1.59	1.92

Weighted average shares outstanding
Basic:
Class A common stock	59,063,615	62,618,604	59,842,796	62,771,739

Class B common stock	2,670	2,843	2,751	2,847

Diluted Shares	65,554,096	69,525,438	66,527,677	69,688,173

Dividends declared per share:
Class A common stock	$0.36	$0.325	$0.72	$0.65

Class B common stock	54.00	48.75	108.00	97.50

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Dollars in thousands)
Net Income	$56,255	$76,168	$105,721	$133,939

Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(17,882)	5,814	(27,243)	(19,945)
Less: Losses (gains) included in net income	632	(9,196)	(152)	(14,693)

Net unrealized holding losses arising during period	(17,250)	(3,382)	(27,395)	(34,638)
Income tax benefit related to unrealized losses	6,036	1,183	9,590	12,123

Change in other comprehensive income, net of tax	(11,214)	(2,199)	(17,805)	(22,515)

Comprehensive income	$45,041	$73,969	$87,916	$111,424

     See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$455,797	$448,882
Service agreement fee received	12,998	9,812
Premiums collected	107,524	107,131
Settlement of commutation received from Exchange	1,710	0
Net investment income received	34,141	32,940
Limited partnership distributions	27,380	32,740
Dividends received from Erie Family Life	899	899
Salaries and wages paid	(52,914)	(47,701)
Pension contributions and employee benefits paid	(12,253)	(5,100)
Commissions paid to agents	(229,150)	(231,410)
Agent bonuses paid	(72,573)	(46,693)
General operating expenses paid	(49,569)	(39,066)
Losses and loss adjustment expenses paid	(67,254)	(62,110)
Other underwriting and acquisition costs paid	(6,548)	(5,201)
Income taxes paid	(49,987)	(65,373)

Net cash provided by operating activities	100,201	129,750

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(91,601)	(218,591)
Equity securities	(60,183)	(83,498)
Limited partnerships	(52,529)	(27,980)
Sales/maturities of investments:
Fixed maturity sales	206,480	134,010
Fixed maturity calls/maturities	44,852	63,461
Equity securities	84,488	53,169
Purchase of property and equipment	(2,321)	(905)
Net (distributions) collections on agent loans	(1,264)	1,117

Net cash provided by (used in) investing activities	127,922	(79,217)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in collateral from securities lending	(5,441)	35,550
Redemption of securities lending collateral	5,441	(35,550)
Dividends paid to shareholders	(44,082)	(41,141)
Purchase of treasury stock	(199,996)	(26,182)

Cash used in financing activities	(244,078)	(67,323)

Net decrease in cash and cash equivalents	(15,955)	(16,790)
Cash and cash equivalents at beginning of period	31,666	50,061

Cash and cash equivalents at end of period	$15,711	$33,271

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 22, 2006.
NOTE 2 — RECLASSIFICATIONS
Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total shareholders’ equity.
NOTE 3 — EARNINGS PER SHARE
Basic earnings per share is calculated under the two-class method which allocates earnings to each class of stock based on its dividend rights. Diluted earnings per share is calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan. In May 2006, 260 shares of Class B voting stock were converted to 624,000 non-voting shares of Class A stock. The total weighted average number of shares outstanding used in the basic and diluted earnings per share calculations are shown in the following table for each period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 — EARNINGS PER SHARE (Continued)
The following table displays the basic and diluted earnings per-share computations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	(net income amounts in thousands)
	2006	2005	2006	2005
Basic:
Allocated net income — Class A	$55,873	$75,645	$104,997	$133,021
Class A shares of common stock	59,063,615	62,618,604	59,842,796	62,771,739

Class A earnings per share — basic	$.95	$1.21	$1.76	$2.12

Allocated net income — Class B	$382	$523	$724	$918
Class B shares of common stock	2,670	2,843	2,751	2,847

Class B earnings per share — basic	$144.90	$183.89	$265.30	$322.67

Diluted:
Net income	$56,255	$76,168	$105,721	$133,939
Class A shares of common stock	59,063,615	62,618,604	59,842,796	62,771,739
Assumed conversion of Class B common stock and restricted stock awards	6,490,481	6,906,834	6,684,881	6,916,434

Class A shares of common and equivalent shares	65,554,096	69,525,438	66,527,677	69,688,173

Earnings per share — diluted	$.86	$1.10	$1.59	$1.92

Included in the restricted stock awards not yet vested are awards of 73,471 and 75,399 for the second quarter of 2006 and 2005, respectively, related to the long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 9,010 and 8,235 for the second quarters of 2006 and 2005, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — INVESTMENTS (Continued)
The following is a summary of fixed maturities and equity securities:
(in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	Losses	Value

Fixed maturities
U.S. treasuries & government agencies	$9,614	$126	$191	$9,549
States & political subdivisions	133,769	471	3,197	131,043
Special revenue	194,832	795	3,320	192,307
Public utilities	48,827	1,507	1,045	49,289
U.S. industrial & miscellaneous	278,579	1,286	4,544	275,321
Mortgage-backed securities	17,651	1,242	2,279	16,614
Asset-backed securities	11,200	35	169	11,066
Foreign	80,248	1,429	1,386	80,291

Total bonds	774,720	6,891	16,131	765,480

Redeemable preferred stock	26,224	838	190	26,872

Total fixed maturities	$800,944	$7,729	$16,321	$792,352

Equity securities
Common stock:
Public utilities	$1,706	$181	$0	$1,887
U.S. banks, trusts & insurance companies	9,755	1,851	199	11,407
U.S. industrial & miscellaneous	56,381	8,497	2,311	62,567
Foreign	23,741	4,003	488	27,256
Nonredeemable preferred stock:
Public utilities	21,711	248	631	21,328
U.S. banks, trusts & insurance companies	57,823	1,389	716	58,496
U.S. industrial & miscellaneous	48,766	3,046	561	51,251
Foreign	6,124	485	17	6,592

Total equity securities	$226,007	$19,700	$4,923	$240,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — INVESTMENTS (Continued)
(in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Fixed maturities
U.S. treasuries & government agencies	$9,583	$204	$52	$9,735
States & political subdivisions	145,528	1,383	1,104	145,807
Special revenue	195,059	1,816	1,130	195,745
Public utilities	66,866	3,077	334	69,609
U. S. industrial & miscellaneous	353,843	5,889	4,013	355,719
Mortgage-backed securities	32,251	788	413	32,626
Asset-backed securities	22,117	43	443	21,717
Foreign	106,445	3,772	816	109,401

Total bonds	931,692	16,972	8,305	940,359

Redeemable preferred stock	30,628	1,340	117	31,851

Total fixed maturities	$962,320	$18,312	$8,422	$972,210

Equity securities
Common stock:
Public utilities	$1,313	$160	$0	$1,473
U. S. banks, trusts & insurance companies	10,783	1,528	286	12,025
U. S. industrial & miscellaneous	53,713	8,668	1,599	60,782
Foreign	18,950	2,712	381	21,281
Nonredeemable preferred stock:
Public utilities	26,266	285	448	26,103
U. S. banks, trusts & insurance companies	64,632	2,432	228	66,836
U. S. industrial & miscellaneous	62,552	3,523	464	65,611
Foreign	11,231	1,033	41	12,223

Total equity securities	$249,440	$20,341	$3,447	$266,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — INVESTMENTS (Continued)
When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to net estimated realizable value. Investment impairments are evaluated on an individual security basis. Adjustments to the carrying value of marketable equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations. There were no impairment charges recorded on fixed maturities in either of the quarters ended June 30, 2006 or 2005. Gross realized losses on equity securities included impairment charges of $1.3 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005 realized losses on fixed maturities include impairment charges of $.9 million and $1.4 million, respectively. Gross realized losses on equity securities included impairment charges of $2.5 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively, primarily in the technology and consumer products industries.
The components of net realized gains/losses on investments as reported in the Consolidated Statements of Operations are included below. During the first half of 2005, the Company moved its remaining internally-managed equity securities to external managers generating realized gains.

	Three Months Ended June 30		Six months Ended June 30
(in thousands)	2006	2005	2006	2005
Fixed maturities:
Gross realized gains	$2,420	$3,401	$3,399	$4,490
Gross realized losses	(2,003)	(578)	(3,636)	(2,681)

Net realized gains (losses)	417	2,823	(237)	1,809

Equity securities:
Gross realized gains	$3,402	$8,546	$7,629	$15,674
Gross realized losses	(4,451)	(2,173)	(7,240)	(2,790)

Net realized (losses) gains	(1,049)	6,373	389	12,884

Net realized (losses) gains on investments	($632)	$9,196	$152	$14,693

Limited partnerships

	As of
	June 30	December 31
(in thousands)	2006	2005
Private equity	$74,860	$64,438
Mezzanine debt	33,357	27,753
Real estate	90,592	60,968

Total limited partnerships	$198,809	$153,159

Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest in small- to medium-sized companies. Limited partnerships are recorded using the equity method, which is the Company’s share of the reported value of the partnership. A cumulative adjustment of $14.2 million increased equity in earnings of limited partnerships in the second quarter of 2005, of which $9.4 million related to years prior to 2005, to properly record changes in the fair value of limited partnerships in the Consolidated Statements of Operations. Prior to the second quarter of 2005, unrealized gains and losses on limited partnerships were reflected in shareholders’ equity in accumulated other comprehensive income, net of deferred taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — INVESTMENTS (Continued)
The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are as follows.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2006	2005	2006	2005

Private equity	$8,122	$10,537	$10,384	$11,527
Real estate	4,446	7,727	6,219	8,705
Mezzanine debt	1,490	2,381	1,597	2,524

Total equity in earnings of limited partnerships	$14,058	$20,645	$18,200	$22,756

Securities Lending Program
The Company had loaned securities, included as part of its invested assets, with a market value of $24.7 million and $30.0 million at June 30, 2006 and December 31, 2005, respectively. The Company receives marketable securities as collateral for the loaned securities. The Company recognizes the receipt of the collateral held by the third party custodian and the obligation to return the collateral on its Consolidated Statements of Financial Position. The proceeds from the collateral are invested in cash and short-term investments. The Company shares a portion of the interest charged on lent securities with the third party custodian and the borrowing institution.
NOTE 5 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE
The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. The remaining 78.4% of EFL is owned by the Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005

Revenues	$39,972	$41,787	$77,022	$75,929
Benefits and expenses	29,801	31,741	62,227	60,424

Income before income taxes	10,171	10,046	14,795	15,505
Income taxes	3,560	3,516	4,905	5,427

Net income	6,611	6,530	9,890	10,078

Comprehensive (loss) income	($5,399)	$20,648	($16,859)	$10,160

Dividends paid to shareholders	$2,079	$2,079	$4,158	$4,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE (Continued)

	As of
	June 30	December 31
(in thousands)	2006	2005
Investments	$1,456,179	$1,498,099
Total assets	1,719,489	1,776,360
Liabilities	1,482,456	1,520,390
Accumulated other comprehensive (loss) income	(11,279)	15,471
Total shareholders’ equity	237,033	255,970
See also Note 11, “Variable Interest Entity” regarding the tender offer transaction made by the Erie Insurance Exchange of EFL’s shares during the second quarter of 2006.
NOTE 6 — RETIREMENT BENEFIT PLANS
The Company’s pension plans consist of: (1) a noncontributory-defined benefit pension plan covering substantially all employees of the Company, (2) an unfunded supplemental employee retirement plan for its executive management and division officers and (3) an unfunded pension plan (discontinued in 1997) for certain of its outside directors. The Company provides retiree health benefits in the form of medical and pharmacy health plans for certain eligible retired employees and eligible dependents. Effective May 1, 2006, the retiree health benefit plan was terminated by way of an amendment that restricts eligibility to those who attain age 60 and 15 years of service on or before July 1, 2010. As a result, a one-time curtailment benefit was recognized during the second quarter of 2006. It is discussed in more detail following the net periodic benefit cost tables below.
All liabilities for the pension plans described in this note, as well as those remaining for the retiree health benefits, are presented in total for all employees of the Erie Insurance Group, before expense allocations to related entities.
Components of Net Periodic Benefit Cost

	Pension Benefits		Retiree Health Benefits*
	Three months ended		Three months ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005

Service cost	$4,084	$3,641	($116)	$315
Interest cost	4,093	3,644	91	242
Expected return on plan assets	(4,629)	(4,346)	0	0
Amortization of prior service cost	114	175	10	(27)
Amortization of net loss	1,177	904	(43)	81

Net periodic benefit cost	$4,839	$4,018	($58)	$611

*	See termination of benefit discussion below. One-time benefit not included here.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — RETIREMENT BENEFIT PLANS (Continued)

	Pension Benefits		Retiree Health Benefits
	Six Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Service cost	$8,191	$7,282	$258	$629
Interest cost	8,203	7,288	377	484
Expected return on plan assets	(9,257)	(8,691)	0	0
Amortization of prior service cost	228	350	(22)	(54)
Amortization of net loss	2,382	1,807	64	163

Net periodic benefit cost	$9,747	$8,036	$677	$1,222

The Company was reimbursed approximately 51% of the net periodic benefit cost borne by the Erie Insurance Exchange (Exchange) and EFL during the first half of 2006 and 2005.
Retiree Health Benefit Plan Termination
The May 1, 2006 termination of the Company’s retiree health benefit plan resulted in the re-measurement of the current year net periodic benefit cost using a July 1 service date. Qualifying employees will be gradually phased out of the plan through 2010. Employees who have not met the qualifying criteria by July 1, 2010 will not be eligible for a benefit. At the May 1, 2006 re-measurement date, the discount rate assumption was increased from 5.75% to 6.00%.
The Company recognized a one-time full curtailment benefit of $2.9 million, the net benefit of which was $1.4 million to the Company, after reimbursements from affiliates. The expense savings from this change, including the re-measured obligation for the year 2006 will approximate $3.5 million, of which approximately half will be recognized by affiliates, for a net savings to the Company of $1.7 million. The annual net reduction to the Company’s expense in 2007 and thereafter is expected to be approximately $1.2 million, or $.01 per share-diluted, until the benefit fully terminates in 2010.
NOTE 7 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
The Company is due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. Interest is scheduled to be paid semi-annually. EFL paid it’s semi-annual interest to the Company of $.8 million in each of the second quarters ended June 30, 2006 and 2005.
NOTE 8 — STATUTORY INFORMATION
Cash and securities with carrying values of $3.5 million and $3.6 million were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements at both June 30, 2006 and December 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$105,721	$133,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,898	18,661
Deferred income tax expense	5,226	4,029
Equity in earnings of limited partnerships	(18,200)	(22,756)
Net realized gains on investments	(152)	(14,693)
Net amortization of bond premium	1,455	1,191
Undistributed earnings of Erie Family Life Insurance Company	(1,181)	(1,408)
Deferred compensation	5,234	791
Limited partnership distributions	27,380	32,740
Decrease (increase) in unaffiliated receivables and reinsurance recoverable from the Exchange and affiliates	9,657	(25,022)
Increase in prepaid expenses and other assets	(22,436)	(20,635)
(Decrease) increase in accounts payable and accrued expenses	(22,569)	4,369
(Decrease) increase in loss reserves	(2,515)	12,454
(Decrease) increase in unearned premiums	(5,317)	6,090

Net cash provided by operating activities	$100,201	$129,750

NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company has contractual commitments to invest up to $276.7 million additional funds in limited partnership investments at June 30, 2006. These commitments will be funded as required by the partnerships’ agreements through 2012. At June 30, 2006, the total commitment to fund limited partnerships that invest in private equity securities is $102.0 million, real estate activities is $120.5 million and fixed income securities is $54.2 million. The Company expects to have sufficient cash flows from operations and positive flows from existing limited partnership investments to meet these partnership commitments.
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance company, domiciled in Pennsylvania, for which the Company serves as attorney-in-fact. The Company holds a variable interest in the Exchange, however, the Company does not qualify as the primary beneficiary under Financial Accounting Standards interpretation 46, “Consolidation of Variable Interest Entities.” The Company has a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.
The selected financial data below is derived from the Exchange’s financial statements prepared in accordance with Statutory Accounting Principals (SAP) required by the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures Manual, as modified to include prescribed practices of the Insurance Department of the Commonwealth of Pennsylvania. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. The condensed financial data set forth below represents the Exchange’s share of underwriting results after accounting for intercompany pooling transactions.
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2006	2005	2006	2005

Premiums earned	$940,026	$957,895	$1,868,434	$1,890,689
Losses and loss adjustment expenses	656,954	580,315	1,166,819	1,134,309
Insurance underwriting and other expenses*	263,705	276,248	546,987	529,875

Net underwriting gain	19,367	101,332	154,628	226,505

Total investment income **	77,160	395,589	203,169	551,823

Net income before federal income tax	96,527	496,921	357,797	778,328
Federal income tax expense	31,602	163,957	120,625	252,155

Net income	$64,925	$332,964	$237,172	$526,173

*	Includes management fees paid or accrued as payable to the Company. The 2006 six-month result includes the writeoff of the ErieConnection asset of $36.5 million. This asset was previously not admitted on the Exchange’s Statement of Financial Position under SAP, and thus, there is no policyholders’ surplus impact as a result of this write off.

**	The six-month results for 2005 include $371.3 million in realized gains due primarily to the move of internally-managed securities to external portfolio managers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
	June 30	December 31
(in thousands)	2006	2005
Assets
Fixed maturities	$4,419,348	$4,534,116
Equity securities	2,579,647	2,384,839
Other investments	910,240	699,500
Cash and cash equivalents	262,525	299,160

Total invested assets	8,171,760	7,917,615
Premium receivable	1,006,033	981,844
Other assets	169,111	170,804

Total assets	$9,346,904	$9,070,263

Liabilities
Loss and LAE reserves	$3,557,114	$3,549,128
Unearned premium reserves	1,503,816	1,509,636
Accrued liabilities	589,878	629,749

Total liabilities	5,650,808	5,688,513

Total policyholders’ surplus	3,696,096	3,381,750

Total liabilities and policyholders’ surplus	$9,346,904	$9,070,263

Common equity securities represent a significant portion of the Exchange’s investment portfolio and surplus and are exposed to price risk, volatility of the capital markets and general economic conditions. Included in equity securities are $1.9 billion in common stock investments which comprise approximately 51% of the Exchange’s statutory surplus at June 30, 2006. Of this amount, 48% are common stock investments of unaffiliated entities.
The weighted average current price to trailing 12-months earnings ratio of the Exchange’s common stock portfolio was 20.43 at June 30, 2006 and 21.08 at December 31, 2005. The Standard & Poor’s composite price to trailing 12-months earnings ratio was 16.71 at June 30, 2006 and 17.39 at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Six Months Ended June 30
(in thousands)	2006	2005
Cash flows from operating activities
Premiums collected net of reinsurance	$1,840,727	$1,873,472
Losses and loss adjustment expenses paid	(986,277)	(963,277)
Management fee and expenses paid	(699,380)	(698,538)
Net miscellaneous expenses recovered (paid)	27,742	(38,578)

Net cash provided by operating activities	182,812	173,079

Net cash used in investing activities	(139,873)	(239,894)

Net cash (used in) provided by financing activities	(79,574)	219,955

Net (decrease) increase in cash and cash equivalents	(36,635)	153,140
Cash and cash equivalents-beginning of year	299,160	125,933

Cash and cash equivalents-end of period	$262,525	$279,073

Erie Family Life Insurance Company Tender Offer and Merger
During the second quarter of 2006, the Exchange completed its tender offer and following short-form merger for all of the publicly held outstanding common stock of EFL. The Exchange acquired all publicly held EFL common stock at $32.00 per share, increasing its ownership percentage from 53.5% to 78.4% of the outstanding common stock of EFL at June 30, 2006. The aggregate consideration paid by the Exchange for the outstanding EFL shares was $75.2 million and is included as part of the net cash used in investing activities above. The Company’s 21.6% stake in EFL was unaffected by this transaction.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — SEGMENT INFORMATION (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005

Management Operations
Operating revenue
Management fee revenue	$251,104	$254,381	$484,039	$484,790
Service agreement revenue	6,506	5,359	14,098	10,146

Total operating revenue	257,610	259,740	498,137	494,936
Cost of management operations	201,028	198,129	394,854	375,844

Income before income taxes	$56,582	$61,611	$103,283	$119,092

Net income from management operations	$36,588	$40,997	$67,469	$79,229

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$37,255	$38,621	$74,515	$76,835
Commercial lines	16,210	16,383	33,053	32,940
Reinsurance — nonaffiliates	360	6	284	(274)
Reinsurance — affiliates**	0	(844)	0	(1,687)

Total premiums earned	53,825	54,166	107,852	107,814

Operating expenses
Losses and expenses:
Personal lines	39,453	34,601	71,338	68,139
Commercial lines	14,348	14,346	28,171	27,315
Reinsurance — nonaffiliates	(698)	455	165	1,027
Reinsurance — affiliates	393	(166)	538	173

Total losses and expenses	53,496	49,236	100,212	96,654

Income before income taxes	$329	$4,930	$7,640	$11,160

Net income from insurance underwriting operations	$213	$3,280	$4,991	$7,424

Investment Operations
Investment income, net of expenses	$14,603	$15,934	$29,603	$30,402
Net realized (losses) gains on investments	(632)	9,196	152	14,693
Equity in earnings of limited partnerships	14,058	20,645	18,200	22,756

Total investment income — unaffiliated	$28,029	$45,775	$47,955	$67,851

Net income from investment operations	$18,124	$30,459	$31,326	$45,140

Equity in earnings of EFL, net of tax	$1,330	$1,432	$1,935	$2,146

**	The excess-of-loss reinsurance agreement was not renewed for the 2006 accident year and as a result, there were no premiums paid by the Erie Insurance Company or Erie Insurance Company of New York to the Exchange. See Management’s Discussion and Analysis-Insurance Underwriting Operations section for discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2006	2005	2006	2005

Segment revenues	$311,435	$313,906	$605,989	$602,750
Elimination of intersegment management fee revenues	(13,871)	(13,991)	(26,705)	(26,664)

Total operating revenues	$297,564	$299,915	$579,284	$576,086

Segment operating expenses	$254,524	$247,364	$495,066	$472,498
Elimination of intersegment management fee revenues	(13,871)	(13,991)	(26,705)	(26,664)

Total operating expenses	$240,653	$233,373	$468,361	$445,834

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to the Company’s property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to the Company.
The following table presents the direct written premium of the Property & Casualty Group to calculate the management fee revenue of the Company before the intersegment elimination.

	Three Months Ended June 30%			Six Months Ended June 30%
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Private passenger auto	$474,267	$506,463	(6.4)%	$922,975	$981,656	(6.0)%
Commercial auto	88,525	91,825	(3.6)	174,173	178,184	(2.3)
Homeowners	204,273	204,721	(0.2)	352,376	356,708	(1.2)
Commercial multi-peril	119,439	123,405	(3.2)	238,374	239,716	(0.6)
Workers’ compensation	83,312	92,693	(10.1)	181,557	193,717	(6.3)
All other lines of business	49,189	47,340	3.9	92,318	88,292	4.6

Property and Casualty Group direct written premiums	$1,019,005	$1,066,447	(4.5)%	$1,961,773	$2,038,273	(3.8)%
Management fee rate	24.75%	23.75%		24.75%	23.75%

Management fee revenue, gross	252,204	253,281	(0.4)%	485,539	484,090	0.3%
Change in allowance for management fee returned on cancelled policies	(1,100)	1,100		(1,500)	700

Management fee revenue, net of allowance	$251,104	$254,381	(1.3)%	$484,039	$484,790	(0.2)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — SEGMENT INFORMATION (Continued)
The growth rate of policies in force, policy retention (the percentage of policyholders eligible for renewals who have renewed their policies measured on a twelve-month rolling basis) and average premium per policy trends directly impact the Company’s management operations and insurance underwriting operating segments. Below is a summary of each major line of business for the Property and Casualty Group.
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.		12-mth.	Total	12-mth.
	passenger	growth		growth	All other	growth	Personal	growth
Date	auto	rate	Homeowners	rate	personal lines	rate	Lines	rate
03/31/2005	1,661,955	(1.0)%	1,343,803	0.6%	279,927	1.4%	3,285,685	(0.1)%
06/30/2005	1,658,278	(1.7)%	1,350,491	0.2%	282,670	1.5%	3,291,439	(0.6)%
09/30/2005	1,651,629	(1.8)%	1,354,487	0.3%	285,134	2.3%	3,291,250	(0.6)%
12/31/2005	1,640,563	(1.8)%	1,353,912	0.5%	286,604	2.7%	3,281,079	(0.5)%
03/31/2006	1,636,048	(1.6)%	1,356,885	1.0%	289,964	3.6%	3,282,897	(0.1)%
06/30/2006	1,637,472	(1.3)%	1,366,633	1.2%	294,409	4.2%	3,298,514	0.2%

		12-mth.		12-mth.		12-mth.		12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers’	growth	All other	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	CML* lines	rate	Lines	rate
03/31/2005	117,382	1.4%	209,619	1.3%	57,949	(5.6)%	87,877	1.8%	472,827	0.5%
06/30/2005	118,445	1.2%	212,100	1.1%	57,398	(5.5)%	88,981	2.1%	476,924	0.5%
09/30/2005	118,555	1.3%	212,939	1.4%	56,877	(5.0)%	90,074	2.4%	478,445	0.7%
12/31/2005	118,728	1.2%	213,347	1.8%	56,218	(4.6)%	90,227	2.7%	478,520	1.0%
03/31/2006	118,587	1.0%	214,461	2.3%	55,254	(4.7)%	90,301	2.8%	478,603	1.2%
06/30/2006	119,471	0.9%	217,134	2.4%	54,871	(4.4)%	91,568	2.9%	483,044	1.3%

Date	Total All Lines	12-mth. growth rate
03/31/2005	3,758,512	(0.1)%
06/30/2005	3,768,363	(0.5)%
09/30/2005	3,769,695	(0.5)%
12/31/2005	3,759,599	(0.3)%
03/31/2006	3,761,500	0.1%
06/30/2006	3,781,558	0.4%
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	passenger	CML*		CML*	Workers’	All other	Total
Date	auto	auto	Homeowners	multi-peril	comp.	lines	All Lines
03/31/2005	89.9%	88.2%	87.6%	85.5%	85.9%	85.5%	88.3%
06/30/2005	89.8	87.8	87.8	85.0	85.8	85.5	88.3
09/30/2005	89.9	88.0	88.0	85.1	86.0	85.6	88.4
12/31/2005	90.0	87.9	88.2	85.4	86.2	86.0	88.6
03/31/2006	90.1	88.0	88.6	85.9	86.0	86.2	88.8
06/30/2006	90.3	87.7	88.9	85.9	85.9	86.5	89.0

*	CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — SEGMENT INFORMATION (Continued)
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.		12-mth.	Total	12-mth.
	passenger	growth		growth	All other	growth	Personal	growth
Date	auto	rate	Homeowners	rate	personal lines	rate	Lines	rate
03/31/2005	$1,193	4.3%	$552	13.8%	$347	8.4%	$858	6.3%
06/30/2005	1,186	2.4%	549	7.6%	346	5.5%	851	3.3%
09/30/2005	1,179	0.3%	546	2.8%	347	3.3%	846	0.6%
12/31/2005	1,174	(1.3)%	543	(0.5)%	348	0.3%	841	(1.6)%
03/31/2006	1,161	(2.7)%	539	(2.4)%	349	0.6%	832	(3.0)%
06/30/2006	1,140	(3.9)%	535	(2.6)%	348	0.6%	818	(3.9)%

		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	growth	Workers'	growth	CML* lines	growth	CML*	growth	All	growth
Date	auto	rate	comp.	rate	of business	rate	Lines	rate	Lines	rate
03/31/2005	$2,799	3.1%	$6,004	13.6%	$1,720	6.2%	$2,513	6.2%	$1,066	6.4%
06/30/2005	2,780	1.2%	6,102	12.2%	1,708	3.8%	2,503	4.2%	1,061	3.8%
09/30/2005	2,789	0.8%	6,104	8.2%	1,694	1.2%	2,490	1.9%	1,055	1.2%
12/31/2005	2,781	(0.3)%	6,212	6.7%	1,705	(0.1)%	2,501	0.6%	1,052	(0.8)%
03/31/2006	2,778	(0.8)%	6,270	4.4%	1,710	(0.6)%	2,501	(0.5)%	1,044	(2.1)%
06/30/2006	2,730	(1.8)%	6,143	0.7%	1,676	(1.9)%	2,444	(2.4)%	1,026	(3.3)%

*	CML = Commercial
NOTE 13 — STOCK REPURCHASE
On May 1, 2006, the Company entered into a definitive agreement with Black Interests Limited Partnership to repurchase 1,844,604 shares of Class A nonvoting common stock of the Company (which included 260 shares of Class B voting common stock required as part of the transaction to be converted into 624,000 Class A nonvoting common shares) for $106.0 million under the Company’s previously authorized share repurchase program. The shares were purchased in a privately negotiated transaction between the Company and Black Interests Limited Partnership. The 260 shares of Class B voting common stock converted represented 9.2% of the then outstanding Class B voting common stock of the Company. In addition, during the quarter and six months ended June 30, 2006, other shares were repurchased under the previously authorized share repurchase program.

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
The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and the Company’s three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through more than 1,700 independent agencies comprising over 7,900 licensed independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.
The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries (EIC, EINY and EIPC) and the Company’s investment operations. The calculations of segment data are described in more detail in Item 1, Note 12 in the Notes to Consolidated Financial Statements herein.
Segment Overview

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
(dollars in thousands, except per share data)	2006	2005	Change	2006	2005	Change
Income from management operations	$56,582	$61,611	(8.2)%	$103,283	$119,092	(13.3)%
Underwriting income	329	4,930	(93.3)	7,640	11,160	(31.5)
Net revenue from investment operations	29,459	47,316	(37.7)	50,036	70,159	(28.7)

Income before income taxes	86,370	113,857	(24.1)	160,959	200,411	(19.7)
Provision for income taxes	30,115	37,689	(20.1)	55,238	66,472	(16.9)

Net income	$56,255	$76,168	(26.1)%	$105,721	$133,939	(21.1)%

Net income per share — diluted	$.86	$1.10	(21.8)%	$1.59	$1.92	(17.2)%

HIGHLIGHTS
•	Net income per share-diluted decreased to $.86 in the second quarter of 2006

•	Gross margins from management operations decreased to 22.0% in the second quarter of 2006 from 23.7% in the second quarter of 2005 due to a decline in management fee revenue and growth in cost of management operations

•	GAAP combined ratios of the insurance underwriting operations were 99.4% and 90.9% for the quarters ended June 30, 2006 and 2005, respectively. Higher catastrophe losses in the first half of 2006 versus 2005 were largely responsible for the increase in the combined ratio

•	Net revenue from investment operations in the second quarter of 2005 included a $14.2 million cumulative adjustment that increased earnings of limited partnership investments for market valuation adjustments, of which $9.4 million related to years prior to 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Management fee revenue	$251,104	$254,381	(1.3)%	$484,039	$484,790	(0.2)%
Service agreement revenue	6,506	5,359	21.4	14,098	10,146	39.0

Total revenue from management operations	257,610	259,740	(0.8)	498,137	494,936	0.6
Cost of management operations	201,028	198,129	1.5	394,854	375,844	5.1

Income from management operations	$56,582	$61,611	(8.2)%	$103,283	$119,092	(13.3)%

Gross margin percentage	22.0%	23.7%		20.7%	24.1%

Management fee rate	24.75%	23.75%		24.75%	23.75%

HIGHLIGHTS
•	Management fee revenue declined 1.3% in the second quarter of 2006. Direct written premiums of the Property and Casualty Group decreased 4.5% in the second quarter of 2006 compared to the second quarter of 2005
•	During the second quarter, policies in force grew .5%, or 20,058 policies, to 3,781,558 at June 30, 2006 compared to growth of 9,851 policies in the second quarter of 2005

•	Year-over-year average premium per policy was $1,026 and $1,061 at June 30, 2006 and 2005, respectively, a decrease of 3.3%

•	Premium rate changes resulted in a $27 million decrease in written premiums in the second quarter of 2006

•	To further stimulate policy growth, in July 2006, the Company implemented a $50 bonus to eligible agents for each new to ERIE private passenger auto policy issued
•	Cost of management operations increased 1.5% in the second quarter with overall commission costs remaining flat and costs other than commissions increasing 5.4%
•	In the second quarter of 2006, agent bonuses increased $3.9 million while all other commission costs decreased $3.9 million compared to the second quarter of 2005

•	Personnel costs increased 8.5% primarily due to normal merit pay increases and more information technology personnel costs incurred by the Company

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Management fee revenue

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Property and Casualty Group direct written premiums	$1,019,005	$1,066,447	(4.5)%	$1,961,773	$2,038,273	(3.8)%
Management fee rate	24.75%	23.75%		24.75%	23.75%

Management fee revenue, gross	252,204	253,281	(0.4)	485,539	484,090	0.3
Change in allowance for management fee returned on cancelled policies*	(1,100)	1,100		(1,500)	700

Management fee revenue, net	$251,104	$254,381	(1.3)%	$484,039	$484,790	(0.2)%

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term policy cancellation.
Management fee revenue is based on the management fee rate, established by the Board of Directors, and the direct written premiums of the Property and Casualty Group. The 4.5% reduction in the Property and Casualty Group’s direct written premiums drove the lower management fee revenue in the second quarter 2006 compared to the second quarter 2005. The decline in direct written premiums of the Property and Casualty Group in 2006 reflects the impact of lower average premium per policy due to rate decreases and changes in risk characteristics of policyholders and coverages provided.
The higher management fee rate in 2006 of 24.75% resulted in an increase of $10.2 million in management fee revenue, or an increase in net income of $.10 per share-diluted, that partially offset the decline resulting from lower direct written premiums for the quarter ended June 30, 2006. Although the mid-term cancellations of policies for the Property and Casualty Group continue to trend downward, the seasonal affect of a higher unearned premium reserve at June 30, 2006 resulted in an increase in the allowance for management fees returned on cancelled policies.
Premium production
The Property and Casualty Group’s premium generated from new business decreased 2.2% while renewal premiums declined 4.7% in second quarter of 2006. New business policies in force were 430,464 at June 30, 2006, an increase of .4% from 428,766 at June 30, 2005. The average premium per policy on new business decreased 1.5% to $859 in the second quarter of 2006 from $872 in the second quarter of 2005. The average premium per policy on renewal business declined 3.4% to $1,048 in the second quarter of 2006 while renewal policies in force increased slightly (See Note 12, “Segment Information” which contains total policies in force, policy retention and average premium per policy trends by line of business).
Personal lines — Personal lines new business premiums written decreased 2.8% to $66.0 million in the second quarter of 2006 from $67.9 million in the second quarter of 2005. Personal lines new policies in force decreased to 353,759 at June 30, 2006 compared to 354,187 at June 30, 2005. The Property and Casualty Group’s private passenger auto new business premiums written decreased to $39.9 million in the second quarter of 2006, from $40.4 million in the second quarter of 2005. The Property and Casualty Group has been implementing rate reductions in 2005 and 2006, the most significant of which have been in the private passenger auto line of business. Incorporated in these rate changes are reductions on certain coverages for new private passenger auto policyholders with no claims or violations that became effective

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
in the majority of the states served by the Property and Casualty Group starting in July 2005. Other discounts have also been introduced for payment plan and multi-policy discounts which have also impacted personal lines premiums. The average premium per policy decrease is also affected by shifts in the mix of personal lines business to lower premium price tiers. The average premium per policy on new private passenger auto business decreased 4.2% to $1,051 in the second quarter of 2006 from $1,097 in the second quarter of 2005. The homeowners line of business new business premium decreased $1.0 million to $21.6 million in the second quarter of 2006 largely due to a .9% decrease in new policies in force at June 30, 2006 compared to June 30, 2005.
Renewal premiums written decreased 4.4% on personal lines policies during the second quarter of 2006. The overall decrease reflects the impact of the rate reductions and change in the mix by tier of personal lines business written by the Property and Casualty Group. An improvement was seen in the renewal business with the year-over-year policy retention ratio for personal lines of 89.6% at June 30, 2006 compared to 88.8% at June 30, 2005. The year-over-year policy retention ratio for private passenger auto was 90.3% and 89.8% at June 30, 2006 and 2005, respectively.
Commercial lines — The commercial lines new business premiums written decreased .5% to $33.0 million in the second quarter of 2006 from $33.1 million in the second quarter of 2005. Commercial lines new policies in force increased 2.9% to 76,705 at June 30, 2006. The average premium per policy on commercial lines new business decreased .2% to $1,598 in the second quarter of 2006 from $1,600 in the second quarter of 2005. The Property and Casualty Group’s largest commercial lines of business, based on written premiums, are commercial auto and workers’ compensation. A more refined process of evaluating commercial accounts using predictive modeling was implemented to gain a better alignment between rate and risk level, contributing to continuing improvements in commercial lines policy growth and profitability.
All lines — Improvements in 2004 and 2005 underwriting results afforded the Property and Casualty Group the ability to implement rate reductions in 2005 to be more price competitive for potential new policyholders and improve retention of existing policyholders. Management continuously evaluates pricing and estimates that those pricing actions approved, filed and contemplated for filing could reduce direct written premiums by $118.7 million during 2006, of which approximately $27.0 million occurred in the second quarter of 2006, and $54.0 million in the first six months of 2006. Included in the $118.7 million are $35.3 million in premium reductions related to the carryover impact of pricing actions approved and effective in 2005.
The Company appointed 49 new agencies during the second quarter of 2006 for a total of 71 new agency appointments for the first half of 2006. The Company expects 125 new agency appointments in 2006. For the entire year of 2005, 65 new agencies had been appointed. Expanding the size of the agency force will contribute to future growth as new agents build up their book of business with the Property and Casualty Group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Future trends — premium production — The Company is continuing efforts to stimulate premium growth and improve its competitive position in the marketplace during 2006. In 2005, the Company introduced the use of insurance scoring for underwriting purposes for private passenger auto and homeowners lines of business in all operating states, except Maryland. The introduction of the pricing segmentation model for personal lines, that included insurance scoring, segments policyholders into different rate classes based on the associated risks, and helps insurers provide a better matching of prices and related risks. Company management has begun development and implementation of an integrated territory management program. This program strategically aligns the Property and Casualty Group’s targeted growth objectives with various field manager incentives.
Service agreement revenue

	Three months ended			Six months ended
	June 30		Percent	June 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Service agreement revenue, gross	$7,906	$5,459	44.8%	$15,198	$10,480	45.0%
Unearned service charge revenue	(1,400)	(100)	NM	(1,100)	(334)	NM

Service agreement revenue, net	$6,506	$5,359	21.4%	$14,098	$10,146	39.0%

NM = not meaningful
Service agreement revenue increased to $7.9 million for the second quarter of 2006, from $5.5 million for the same period in 2005. The adjustment to defer the unearned portion of these service charges decreased service agreement revenue by $1.4 million and $.1 million in the second quarters of 2006 and 2005, respectively. Service agreement revenue represents service charges the Company collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. These service charges are fixed dollar amounts per billed installment. Effective for policies renewing on or after January 1, 2006 which are paid in installments, the service charge assessed policyholders increased from $3 to $5 per installment. This per-installment fee increase is contributing to the increase in service agreement revenue, but is being offset somewhat by policyholder shifts from those billing plans that charge fees to those that do not. The higher service charge is driving the increase in the portion of revenue that is unearned.
Cost of management operations
(dollars in thousands)

	Three months ended			Six months ended
	June 30		Percent	June 30		Percent
Expense category	2006	2005	Change	2006	2005	Change

Commissions	$144,986	$144,980	0.0%	$279,073	$271,167	2.9%

Total personnel costs	34,670	31,940	8.5	71,573	63,959	11.9
Survey and underwriting costs	6,154	6,497	(5.3)	12,227	11,364	7.6
Sales and policy issuance costs	5,607	5,509	1.8	11,506	10,323	11.4
All other operating costs	9,611	9,203	4.4	20,475	19,031	7.6

All other non-commission expense	56,042	53,149	5.4	115,781	104,677	10.6

Total cost of management operations	$201,028	$198,129	1.5%	$394,854	$375,844	5.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
HIGHLIGHTS
•	Commissions to independent agents, which are the largest component of the cost of management operations, remained flat when comparing the second quarter of 2006 and 2005.

•	Normal commissions decreased during the quarter, but were offset by higher agent bonus awards.

•	Personnel costs increased due to higher average pay rates and more information technology personnel being utilized for Company projects in 2006 compared to 2005.

•	For the second quarter of 2006, surveys and underwriting costs decreased due to insurance scoring while year to date survey and underwriting costs reflected an increase in application activity resulting in more underwriting costs in 2006 compared to 2005.
Commissions to independent agents include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and awards.

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Scheduled rate commissions	$122,098	$125,744	(2.9)%	$232,252	$237,985	(2.4)%
Accelerated rate commissions	378	667	(43.3)	761	1,514	(49.7)
Agent bonuses	22,105	18,169	21.7	44,529	31,068	43.3
Promotional incentives	1,005	0	NM	2,331	0	NM
Change in allowance for mid-term policy cancellations	(600)	400	NM	(800)	600	NM

Total commissions	$144,986	$144,980	0.0%	$279,073	$271,167	2.9%

NM = not meaningful
Scheduled and accelerated rate commissions — Scheduled rate commissions were impacted by a 4.5% decrease in the direct written premiums of the Property and Casualty Group in the second quarter of 2006 compared to the same period in 2005. The 4.5% decrease in direct written premiums was concentrated in the personal lines of business which have lower commission rates than commercial lines of business. The decrease in scheduled rate commissions of only 2.9%, when compared to the reduction in direct written premiums, is reflective of this shift in the mix of premium dollars.
Accelerated rate commissions are offered under certain circumstances to certain newly-recruited agents for their initial three years. In 2003 and 2004, the Company slowed agency appointments in conjunction with its efforts to control exposure growth. With fewer new agency appointments and the expiration of existing accelerated commission contracts, accelerated commission costs have been decreasing. Accelerated rate commissions in 2005 included the final year of accelerated commission contracts from 2002, which had 225 new agent appointments. Agency appointments have remained much lower with new additions of 46, 33 and 65 new agencies in 2003, 2004 and 2005, respectively. The expectation is to appoint 125 new agencies in 2006. Accelerated commissions are expected to increase as new agent appointments increase in 2006.
Agent bonuses — Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. The agent bonus award is estimated at $85.8 million for 2006. The estimate for the bonus is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data. There is also a growth component to the bonus. The increase in agent bonuses reflects the impact of improved underwriting

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
profitability of the Property and Casualty Group in 2005 and 2004. Of the current estimate, $82.4 million represents the bonus award related to profitability and $3.4 million to the growth component of the award. In 2006, the growth component bonus is being paid in advance only if the agency is profitable and on track for their annual new premium production. The year end payout of the total agent bonus will be reduced by advance bonus payments made. If for the year the agent does not meet the criteria for the annual award, they will not have an obligation related to any advance bonuses received.
Other costs of management operations — The cost of management operations excluding commission costs, increased 5.4% for the second quarter of 2006. The 8.5% increase in personnel related costs, which are the second largest component in cost of management operations, was driven by a 10.1% increase in salaries to $27.1 million. Contributing to the higher salaries was a 5% increase in average pay rate and a 6.9% increase in staffing levels that include increased salaries of information technology (IT) personnel no longer deployed to the ErieConnection program which are being utilized on Company projects rather than projects of affiliated entities. Employee benefit costs in the second quarter of 2006 increased only 1.1%. During the second quarter of 2006, a curtailment of costs was recognized in conjunction with the termination of the retiree health benefit plan. Employee benefit costs decreased $1.2 million for the second quarter of 2006 primarily as a result of the curtailment of costs and the re-measured retiree health benefit obligation. Offsetting this decrease were increases to pension costs resulting from a change in the discount rate assumption used to calculate the pension expense from 6.00% in 2005 to 5.75% in 2006. Pension costs are expected to increase by about $1.0 million per quarter over 2005 levels as a result of the discount rate change.
Survey and underwriting costs were lower in the second quarter of 2006 compared to the same period in 2005. Insurance scoring for personal lines was first implemented in the second quarter of 2005 and the second quarter 2006 expense for insurance scores is a more normalized expense level for the quarter. Sales and policy issuance costs increased on a year to date basis due to higher agent related advertising costs in 2006. All other operating costs have increased for the first half of 2006 largely due to additional software licensing fees and higher maintenance costs.
Future trends — cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting and policy issuance activities performed by the Company for the Property and Casualty Group. The Company has continued to formalize its cost management processes in an effort to better align its costs and growth in costs with premium levels and growth in premium over the long term. At the same time the Company is seeking to spur growth by investing in a new incentive program for its agents. In July 2006, the Company implemented a $50 bonus to eligible agents for each new ERIE private passenger auto policy issued. The program will run through December 2007. The estimated cost of this program is $3.5 million for the second half of 2006 and $7.7 million for 2007.
Insurance Underwriting Operations
The Company’s insurance underwriting operations originate through direct business of its property/casualty insurance subsidiaries but net underwriting results are a product of the intercompany pooling agreement between its subsidiaries and the Erie Insurance Exchange.
Total segment results

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Premiums earned	$53,825	$54,166	(0.6)%	$107,852	$107,814	0.0%
Losses and loss adjustment expenses incurred	38,635	33,786	14.4	68,688	66,462	3.3
Policy acquisition and other underwriting expenses	14,861	15,450	(3.8)	31,524	30,192	4.4

Total losses and expenses	$53,496	$49,236	8.7%	$100,212	$96,654	3.7%

Underwriting income	$329	$4,930	(93.3)%	$7,640	$11,160	(31.5)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
HIGHLIGHTS
•	Catastrophe losses incurred contributed 5.9 points to the GAAP combined ratio in the second quarter of 2006 compared to only .4 points in the second quarter of 2005

•	Incurred but not reported reserves recorded in the second quarter of 2006 included estimates of catastrophe losses that contributed 3.3 points to the GAAP combined ratio, which are not included in the catastrophe points above

•	Development of prior accident years, excluding salvage and subrogation recoveries, contributed .3 points to the combined ratio in the second quarter of 2006 compared to favorable development which improved the combined ratio by 2.3 points in the second quarter of 2005

	Three Months Ended		Six Months Ended
	June 30		June 30
PROFITABILITY MEASURES	2006	2005	2006	2005
Company GAAP Loss and LAE ratio	71.8%	62.4%	63.7%	61.7%
Company GAAP Combined ratio (1)	99.4	90.9	92.9	89.7

Prior accident year reserve development- deficiency (redundancy)	.3	(2.3)	(3.9)	(3.8)
Salvage/subrogation recoveries collected	(1.6)	(1.4)	(2.3)	(2.2)

Total loss ratio points from prior accident years	(1.3)	(3.7)	(6.2)	(6.0)

P&C Group adjusted statutory combined ratio (2)	92.3	82.6	87.2	82.0
Personal lines statutory combined ratio	97.6	83.1	90.3	82.8
Commercial lines statutory combined ratio	89.4	81.3	81.4	76.9

(1)	The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned.

(2)	The adjusted statutory combined ratio removes the profit component of the management fee earned by the Company.
Development of direct loss reserves
The Company’s 5.5% share of the Property and Casualty Group’s development of prior accident year losses contributed to the deterioration of the combined ratio in the second quarter of 2006 compared to 2005. The Company’s share of prior accident year loss development was an adverse impact of $.1 million in the second quarter of 2006 compared to favorable development of $1.2 million in the second quarter of 2005. In the second quarter of 2006, there was a strengthening of pre-1986 catastrophic injury reserves based on a claim by claim review, which increased the Company’s share of the reserves by $1.4 million. The strengthening of certain other catastrophic injury reserves was due to escalating pharmaceutical costs and a deterioration in the health of the claimants. The development of post-1986 losses continued to be favorable similar to the first quarter. Severity trends of post-1986 losses appear to be improving compared to the trend anticipated at year end based on historical patterns.
Underwriting losses are seasonally higher in the second through fourth quarters, and as a consequence, the Company’s property/casualty combined ratio generally increases as the year progresses. In the second quarter of 2006, the Company’s share of the increase to incurred but not reported reserves related to seasonality adjustments was $1.7 million. In the first quarter of 2006, the seasonality adjustment reduced the Company’s share of incurred but not reported reserves by $2.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Catastrophe losses
Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on the Company’s insurance underwriting results. In addressing this risk, the Company employs what it believes are reasonable underwriting standards. The Company models potential losses which supports the catastrophic reinsurance coverage that is ultimately selected consistent with industry coverages. The Property and Casualty Group maintains catastrophe reinsurance coverage from unaffiliated insurers. No loss recoverables were recorded under this treaty at June 30, 2006.
The Company’s share of catastrophe losses incurred as defined by the Property and Casualty Group amounted to $3.2 million and $.2 million in the second quarters of 2006 and 2005, respectively. The second quarter of 2006 catastrophes included hail storms primarily in Indiana. During the second quarter of 2006, the Property and Casualty Group recorded an increase in the incurred but not reported reserves related to catastrophe losses of $32.5 million, of which the Company’s share was $1.8 million. This reserve is not included in the quarterly catastrophe loss totals. Catastrophe losses incurred were $3.5 million and $.5 million for the first half of 2006 and 2005, respectively.
Excess-of-loss reinsurance agreement
The Property and Casualty Group did not renew the all lines excess-of-loss reinsurance agreement between the Exchange and the Company’s property/casualty insurance subsidiaries for 2006. The agreement required that any unpaid loss recoverables be commuted 60 months after an annual period. While the excess-of-loss agreement was not renewed, the unexpired accident years of 2001 through 2005 will be settled and losses will be commuted as the 60-month periods expire. The remaining effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange are also reflected in the reinsurance business when looking at the Company’s results on a segment basis. The excess-of-loss reinsurance agreement is not subject to the intercompany pooling agreement.
Net charges recorded under the excess-of-loss reinsurance agreement totaled $.5 million for the six months ended June 30, 2006 compared to charges of $0.2 million for the same period of 2005. The premium paid to the Exchange for this agreement in the first half of 2005 was $1.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investment Operations

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Net investment income	$14,603	$15,934	(8.4)%	$29,603	$30,402	(2.6)%
Net realized (losses) gains on investments	(632)	9,196	(106.9)	152	14,693	(99.0)
Equity in earnings of limited partnerships	14,058	20,645	(31.9)	18,200	22,756	(20.0)
Equity in earnings of EFL	1,430	1,541	(7.2)	2,081	2,308	(9.8)

Net revenue from investment operations	$29,459	$47,316	(37.7)%	$50,036	$70,159	(28.7)%

•	Funds used to repurchase Company stock amounted to $159.3 million in the second quarter of 2006 compared to $11.6 million in the second quarter of 2005 which lowered the cash available for other investments

•	The net realized losses on investments in the second quarter of 2006 include $1.3 million from impairment charges recognized on the Company’s equity securities primarily in the technology and consumer products industries

•	Equity in earnings of limited partnerships decreased $6.6 million partially due to a valuation adjustment of $9.4 million, related to years prior to 2005, which increased earnings in the second quarter of 2005
Net investment income, which decreased 8.4% in the second quarter of 2006, primarily includes interest and dividends on the Company’s fixed maturity and equity security portfolios. The Company continued to repurchase shares of its common stock under its three-year stock repurchase program, which diverted some available funds away from the investment market.
Net realized gains and losses on investments included impairment charges of $1.3 million and $1.0 million on equity securities in the second quarter of 2006 and 2005, respectively. Impairment charges on equity securities totaled $2.5 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. Impairment charges on fixed maturities totaled $.9 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. There were no impairment charges on fixed maturities in either of the second quarters of 2006 or 2005.
Private equity and mezzanine debt limited partnerships generated earnings of $9.6 million and $12.9 million for the quarters ended June 30, 2006 and 2005, respectively. Real estate limited partnerships generated earnings of $4.5 million and $7.7 million in the second quarters of 2006 and 2005, respectively. Beginning in the second quarter of 2005, limited partnership market value adjustments were recorded to the equity in earnings of limited partnerships in the Consolidated Statements of Operations. In the second quarter of 2006 such market value adjustments contributed $14.2 million to the total earnings in limited partnerships. Prior to the second quarter of 2005, the unrealized market adjustments were recorded as a component of shareholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At June 30, 2006, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.0 billion, or 35.2%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.
For the six months ended June 30, 2006 the Company repurchased 3,664,012 shares, at a cost of nearly $200 million, of its outstanding Class A common stock in conjunction with the continuation of the stock repurchase plan. The Company used cash from the sale of its fixed maturity portfolio to fund its Class A common stock repurchase plan and as a result, fixed maturity balances have continued to decline throughout 2006. In addition to reinvesting available cash to buy outstanding Class A shares versus reinvestment in fixed maturity holdings, the Company has experienced market value depreciation on its fixed maturity portfolio. Increasing interest rates have contributed to the declining market value of the Company’s fixed maturities. From December 31, 2005 to June 30, 2006 fixed maturities have decreased $179.9 million to $792.4 million at June 30, 2006.
The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in its fixed maturities portfolio. The fixed maturities portfolio comprises 64.1% and 69.6% of invested assets at June 30, 2006 and December 31, 2005, respectively. The Company calculates the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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
The potential variability in the catastrophic injury reserves, more specifically, can be primarily attributed to automobile no-fault claims incurred prior to 1986. The automobile no-fault law in Pennsylvania at that time provided for unlimited medical benefits. There are currently 339 claimants requiring lifetime medical care of which 77 involve catastrophic injuries. The estimation of ultimate liabilities for these claims is subject to significant judgment due to assumptions that must be made for mortality rates, medical inflation costs, changes in medical technologies and variations in claimant health over time.

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

	As of
	June 30,	December 31,
(in thousands)	2006	2005
Gross reserve liability
Personal:
Private passenger auto	$397,582	$413,118
Catastrophic injury	134,673	123,875
Homeowners	26,413	23,995
Other personal	8,058	6,978
Commercial:
Workers’ compensation	224,786	231,858
Commercial auto	85,402	83,688
Commercial multi-peril	75,368	65,891
Catastrophic injury	443	468
Other commercial	16,034	15,894
Reinsurance	48,184	53,694

Gross reserves	1,016,943	1,019,459
Reinsurance recoverables	825,677	828,447

Net reserve liability	$191,266	$191,012

As discussed previously, loss and loss adjustment expense reserves are developed using multiple estimation methods that result in a range of estimates for each product coverage group. The estimate recorded is a function of detailed analysis of historical trends and management expectations of future events and trends. The product coverage that has the greatest potential for variation is the pre-1986 automobile catastrophic injury liability reserve. The range of reasonable estimates for the pre-1986 automobile catastrophic injury liability reserve, net of reinsurance recoverables, for both personal and commercial is from $192.4 million to $465.6 million for the Property and Casualty Group. The reserve carried by the Property and Casualty Group, which is management’s best estimate of this liability at this time, was $272.0 million at June 30, 2006, which is net of $128.5 million of anticipated reinsurance recoverables. During the second quarter of 2006, certain reserves were strengthened due to a claims review, resulting in the increase in liability from $252.8 million at March 31, 2006. Necessitating the strengthening were increasing drug costs and worsening of claimants’ health. The Company’s property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $15.0 million at June 30, 2006.

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
The Company’s primary sources of cash from operations are generated from its net management revenues and by collecting and investing in premiums from new and renewal business in advance of paying claims. Management fees from the Exchange represented 73.0% of the Company’s total revenues for the second quarter of 2006. Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on the Company of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The cash flow requirements for claims have not historically been significant to the Company’s liquidity. Historically, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement. The Company generated positive cash flows from its operating activities of $100.2 million for the six months ended June 30, 2006.
Cash paid in the first half of 2006 for agent bonuses was $72.6 million, for which $70.2 million was accrued at December 31, 2005. The Company has generally contributed the maximum deductible amount to its pension plan for employees under IRS Code Section 404(a)(1). The Company made an $8.1 million contribution to its pension plan in 2006. In 2005, the maximum contribution was zero, therefore no contribution could be made by the Company to the plan.
During the second quarter of 2006, the Company repurchased 2,891,565 shares of its outstanding Class A common stock in conjunction with the continuation of the stock repurchase plan that was authorized in February 2006. The shares were purchased at a total cost of $159.3 million. In February 2006, the Company’s Board approved a continuation of the current stock program, allowing the Company to repurchase an additional $250 million of its Class A common stock through December 31, 2009. (See Part II of Item 2. Issuer Purchases of Equity Securities.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CRITICAL ACCOUNTING ESTIMATES
The Company makes estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, reserves for property/casualty insurance unpaid losses and loss adjustment expenses and retirement benefits. While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided. The Company’s most critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the policies surrounding these estimates since that time.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees the Company receives and the underwriting results of the Property and Casualty Group in which the Company has 5.5% participation. In addition, a substantial decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. At June 30, 2006, the Exchange had nearly $3.7 billion in statutory surplus and had a premium to surplus ratio of 1 to 1.
Additional information, including condensed statutory financial statements of the Exchange, are presented in Note 11 to the Consolidated Financial Statements.
Insurance premium rates
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect underwriting profitability of the Property and Casualty Group, the Exchange and the Company and also have a major bearing on management fee. Rate reductions have been implemented and continue to be sought in 2006 by the Property and Casualty Group to recognize improved underwriting results and to be more price competitive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2006, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of the Company’s agents to sell and/or renew business. Management estimates that pricing actions approved, contemplated or filed and awaiting approval through 2006, could reduce premium for the Property and Casualty Group by $65 million through the remainder of the year.
The Property and Casualty Group continues refining its pricing segmentation model for private passenger auto and homeowners lines of business. The new rating plans include significantly more pricing segments than the former plans, providing the Company greater flexibility in pricing for policyholders with varying degrees of risk. Insurance scoring is among the most significant risk factors the Company has recently incorporated into the rating plans. Refining pricing segmentation should enable the Company to provide more competitive rates to policyholders with varying risk characteristics, as risks can be more accurately priced over time.
The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. These outcomes will then impact the Property and Casualty Group’s premium dollars and ultimately the Company’s management fee revenue.
Policy growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affect the profitability of management operations of the Company. The continued focus on underwriting discipline and implementation of the new rate classification plan through the pricing segmentation model resulted in a reduction in new policy sales and policy retention ratios, as expected. The growth of the policy base of the Property and Casualty Group is dependent upon its ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group.
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
Information technology costs
In April 2006, the Company announced its decision to cease development of ErieConnection, the web based policy processing and administration system under development since 2002. The announcement followed an extensive study of the viability of the system and consideration of the advancements in technology that have occurred since the inception of the ErieConnection program. The Company is analyzing plans comprising a program of enhancements to its existing policy administration systems and the existing agency interface system, investing in improvements that will enhance the ease of doing business with the organization and solidify the technological infrastructure underlying these systems. Estimates of the cost, duration and deliverables under this program are currently being developed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended June 30, 2006. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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

ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan

April 1 - 30, 2006	221,893	$51.31	221,536

May 1 - 31, 2006	2,279,206	56.16	2,279,206

June 1 - 30, 2006	390,823	51.00	390,823

Total	2,891,922		2,891,565	$147,000,000

The month of April 2006 includes 357 shares that vested under the stock compensation plan for the Company’s outside directors. Included in this amount are the vesting of 262 of awards previously granted and 95 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).
In February 2006, the Company’s Board of Directors approved a continuation of the stock repurchase program for an additional $250 million authorizing repurchases through December 31, 2009.

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

Erie Indemnity Company (Registrant)
Date: August 2, 2006	/s/ Jeffrey A. Ludrof
Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO