Form 10-Q
period 2006-09-30
ERIE INDEMNITY CO
filed 2006-11-01
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Class A Common Stock, with no par value and a stated value of $.0292 per share was 57,793,808 at October 25, 2006.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share was 2,573 at October 25, 2006.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except share data)

	September 30	December 31
	2006	2005
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $786,354 and $962,320, respectively)	$793,165	$972,210
Equity securities at fair value (cost of $223,956 and $249,440, respectively)	246,579	266,334
Limited partnerships (cost of $199,985 and $141,405, respectively)	226,988	153,159
Real estate mortgage loans	4,767	4,885

Total investments	1,271,499	1,396,588

Cash and cash equivalents	37,644	31,666
Accrued investment income	11,399	13,131
Premiums receivable from policyholders	265,104	267,632
Federal income taxes recoverable	11,081	15,170
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	828,267	827,126
Ceded unearned premiums to Erie Insurance Exchange	120,753	125,579
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Management fee due from Erie Insurance Exchange and other affiliated receivables	224,140	198,714
Reinsurance recoverable from non-affiliates	2,274	1,321
Deferred policy acquisition costs	16,855	16,436
Equity in Erie Family Life Insurance Company	56,124	55,843
Securities lending collateral	23,935	30,831
Prepaid pension costs	35,338	38,720
Other assets	63,983	57,504

Total assets	$2,993,396	$3,101,261

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(Dollars in thousands, except share data)

	September 30	December 31
	2006	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$1,020,538	$1,019,459
Unearned premiums	449,404	454,409
Commissions payable and accrued	201,799	200,459
Securities lending payable	23,935	30,831
Accounts payable and accrued expenses	41,465	34,885
Deferred executive compensation	23,472	24,447
Deferred income taxes	22,200	6,538
Dividends payable	20,945	22,172
Employee benefit obligations	31,631	29,459

Total liabilities	1,835,389	1,822,659

SHAREHOLDERS’ EQUITY
Capital Stock
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 68,224,800 and 67,600,800 shares issued, respectively; 57,793,808 and 61,162,682 shares outstanding, respectively	1,990	1,972
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,573 and 2,833 shares authorized, issued and outstanding, respectively	180	198
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	22,931	21,681
Retained earnings	1,596,402	1,501,798

Total contributed capital and retained earnings	1,629,333	1,533,479

Treasury stock, at cost, 10,430,992 and 6,438,118 shares, respectively	(471,326)	(254,877)

Total shareholders’ equity	1,158,007	1,278,602

Total liabilities and shareholders’ equity	$2,993,396	$3,101,261

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
OPERATING REVENUE
Management fee revenue — net	$231,388	$228,349	$688,723	$686,475
Premiums earned	53,017	53,908	160,868	161,721
Service agreement revenue	7,410	5,294	21,508	15,440

Total operating revenue	291,815	287,551	871,099	863,636

OPERATING EXPENSES
Cost of management operations	189,536	184,056	562,629	539,228
Losses and loss adjustment expenses incurred	32,573	36,995	101,261	103,457
Policy acquisition and other underwriting expenses	12,325	12,637	38,905	36,836

Total operating expenses	234,434	233,688	702,795	679,521

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	12,215	14,755	41,818	45,158
Net realized (losses) gains on investments	(872)	1,765	(721)	16,457
Equity in earnings of limited partnerships	10,848	8,032	29,049	30,788

Total investment income — unaffiliated	22,191	24,552	70,146	92,403

Income before income taxes and equity in earnings of Erie Family Life Insurance Co.	79,572	78,415	238,450	276,518

Provision for income taxes	27,421	25,930	82,513	92,241

Equity in earnings of Erie Family Life Insurance Co., net of tax	634	520	2,569	2,667

Net income	$52,785	$53,005	$158,506	$186,944

Net income per share — basic
Class A common stock	$.91	$.84	$2.67	$2.97

Class B common stock	139.34	128.01	404.46	450.68

Net income per share — diluted	$0.82	$0.76	$2.41	$2.69

Weighted average shares outstanding
Basic:
Class A common stock	57,873,922	62,415,372	59,179,328	62,650,810

Class B common stock	2,573	2,843	2,691	2,846

Diluted Shares	64,129,350	69,320,147	65,717,956	69,562,785

Dividends declared per share:
Class A common stock	$0.36	$0.325	$1.08	$0.975

Class B common stock	$54.00	$48.75	$162.00	$146.25

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net Income	$52,785	$53,005	$158,506	$186,944
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	28,445	(14,782)	1,202	(34,728)
Less: Losses (gains) included in net income	872	(1,765)	721	(16,457)

Net unrealized holding gains (losses) arising during period	29,317	(16,547)	1,923	(51,185)
Income tax (expense) benefit related to unrealized gains (losses)	(10,263)	5,792	(673)	17,915

Change in other comprehensive income, net of tax	19,054	(10,755)	1,250	(33,270)

Comprehensive income	$71,839	$42,250	$159,756	$153,674

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$664,869	$682,440
Service agreement fee received	19,808	14,907
Premiums collected	161,851	161,737
Settlement of commutation received from Exchange	1,710	0
Net investment income received	47,209	47,465
Limited partnership distributions	39,584	60,752
Dividends received from Erie Family Life	899	1,349
Salaries and wages paid	(71,483)	(62,724)
Pension contributions and employee benefits paid	(14,604)	(9,613)
Commissions paid to agents	(348,497)	(353,926)
Agent bonuses paid	(73,651)	(46,717)
General operating expenses paid	(78,977)	(68,753)
Losses and loss adjustment expenses paid	(101,140)	(94,210)
Other underwriting and acquisition costs paid	(8,140)	(6,693)
Income taxes paid	(64,723)	(96,373)

Net cash provided by operating activities	174,715	229,641

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(123,756)	(295,210)
Equity securities	(79,369)	(129,523)
Limited partnerships	(82,370)	(42,996)
Sales/maturities of investments:
Fixed maturity sales	227,654	182,517
Fixed maturity calls/maturities	70,285	84,367
Equity securities	105,828	72,382
Purchase of property and equipment	(4,148)	(1,510)
Net (distributions) collections on agent loans	(1,267)	1,563

Net cash provided by (used in) investing activities	112,857	(128,410)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in collateral from securities lending	(6,896)	26,866
Redemption of securities lending collateral	6,896	(26,866)
Dividends paid to shareholders	(65,144)	(61,598)
Purchase of treasury stock	(216,450)	(46,959)

Cash used in financing activities	(281,594)	(108,557)

Net increase (decrease) in cash and cash equivalents	5,978	(7,326)
Cash and cash equivalents at beginning of period	31,666	50,061

Cash and cash equivalents at end of period	$37,644	$42,735

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and its wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 22, 2006.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 158,”Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires recognition in the statement of financial position of the funded status of a Company’s defined benefit postretirement plans, defined as the difference between plan assets and the plans accumulated benefit obligation. It also requires the recognition of changes in the funded status of defined benefit postretirement plans in comprehensive income in the year in which the changes occur and that the measurement date of a plan’s assets and obligations that determine its funded status be at the end of the fiscal year. FAS 158 does not change the amount of net periodic benefit cost included in net income. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the fiscal year-end is effective for fiscal years ending after December 15, 2008 with earlier adoption permitted. The Company is currently evaluating the impact this statement will have on its financial position.
In September 2006, the FASB issued FAS 157,”Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years. The Company will have additional disclosure requirements in accordance with the new guidance, but FAS 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2006, the FASB issued FAS Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB 109.” FIN 48 prescribes a measurement and a financial statement recognition of an income tax position taken or expected to be taken in a tax return. This Interpretation details how companies should recognize, measure, present and disclose uncertain income tax positions that have been or expect to be taken. As such, financial statements will reflect expected future income tax consequences of uncertain tax positions, presuming the taxing authority has full

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact this Interpretation will have on its financial position and results of operations.
In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB is effective for fiscal years ending after November 15, 2006. Application of this SAB will not alter previous conclusions and is not expected to impact the Company’s financial position, results of operations or cash flows.
NOTE 3 — RECLASSIFICATIONS
Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total shareholders’ equity.
NOTE 4 — EARNINGS PER SHARE
Basic earnings per share is calculated under the two-class method which allocates earnings to each class of stock based on its dividend rights. Diluted earnings per share is calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan. The total weighted average number of shares outstanding used in the basic and diluted earnings per share calculations are shown in the table that follows for each period presented.
During the second quarter of 2006, the Company repurchased 1,844,604 shares of its Class A nonvoting common stock from the Black Interest Limited Partnership (which included the required conversion of 260 shares of Class B voting common stock be converted into 624,000 shares of Class A non-voting common stock) for $106.0 million. During the quarter and nine months ended September 30, 2006, other shares were also repurchased under the previously authorized share program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — EARNINGS PER SHARE (Continued)
The following table displays the basic and diluted earnings per-share computations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(dollars in thousands, except share data)
Basic:
Allocated net income — Class A	$52,427	$52,641	$157,424	$185,662
Class A shares of common stock	57,873,922	62,415,372	59,179,328	62,650,810

Class A earnings per share — basic	$.91	$.84	$2.67	$2.97

Allocated net income — Class B	$358	$364	$1,082	$1,282
Class B shares of common stock	2,573	2,843	2,691	2,846

Class B earnings per share — basic	$139.34	$128.01	$404.46	$450.68

Diluted:
Net income	$52,785	$53,005	$158,506	$186,944
Class A shares of common stock	57,873,922	62,415,372	59,179,328	62,650,810
Assumed conversion of Class B common stock and restricted stock awards	6,255,428	6,904,775	6,538,628	6,911,975

Class A shares of common and equivalent shares	64,129,350	69,320,147	65,717,956	69,562,785

Earnings per share — diluted	$.82	$.76	$2.41	$2.69

Included in the restricted stock awards not yet vested are awards of 73,471 and 75,399 at September 30, 2006 and 2005, respectively, related to the long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 6,757 for the three months ended September 30, 2006 and 6,176 for the three months ended September 30, 2005.
NOTE 5 — INVESTMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — INVESTMENTS (Continued)
The following is a summary of fixed maturities and equity securities:

		Gross	Gross	Estimated
(in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2006	Cost	Gains	Losses	Value
Fixed maturities
U.S. treasuries & government agencies	$9,795	$169	$93	$9,871
States & political subdivisions	129,466	1,051	763	129,754
Special revenue	191,483	2,133	608	193,008
Public utilities	48,517	2,012	444	50,085
U.S. industrial & miscellaneous	274,063	3,517	2,725	274,855
Mortgage-backed securities	16,144	464	180	16,428
Asset-backed securities	12,142	34	83	12,093
Foreign	78,521	2,037	613	79,945

Total bonds	760,131	11,417	5,509	766,039

Redeemable preferred stock	26,223	1,027	124	27,126

Total fixed maturities	$786,354	$12,444	$5,633	$793,165

Equity securities
Common stock:
Public utilities	$1,725	$313	$0	$2,038
U.S. banks, trusts & insurance companies	9,757	2,022	28	11,751
U.S. industrial & miscellaneous	59,073	10,704	1,417	68,360
Foreign	22,129	5,005	145	26,989
Nonredeemable preferred stock:
Public utilities	21,606	433	246	21,793
U.S. banks, trusts & insurance companies	52,683	2,154	45	54,792
U.S. industrial & miscellaneous	50,859	3,307	145	54,021
Foreign	6,124	717	6	6,835

Total equity securities	$223,956	$24,655	$2,032	$246,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — INVESTMENTS (Continued)

		Gross	Gross	Estimated
(in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
Fixed maturities
U.S. treasuries & government agencies	$9,583	$204	$52	$9,735
States & political subdivisions	145,528	1,383	1,104	145,807
Special revenue	195,059	1,816	1,130	195,745
Public utilities	66,866	3,077	334	69,609
U. S. industrial & miscellaneous	353,843	5,889	4,013	355,719
Mortgage-backed securities	32,251	788	413	32,626
Asset-backed securities	22,117	43	443	21,717
Foreign	106,445	3,772	816	109,401

Total bonds	931,692	16,972	8,305	940,359

Redeemable preferred stock	30,628	1,340	117	31,851

Total fixed maturities	$962,320	$18,312	$8,422	$972,210

Equity securities
Common stock:
Public utilities	$1,313	$160	$0	$1,473
U. S. banks, trusts & insurance companies	10,783	1,528	286	12,025
U. S. industrial & miscellaneous	53,713	8,668	1,599	60,782
Foreign	18,950	2,712	381	21,281
Nonredeemable preferred stock:
Public utilities	26,266	285	448	26,103
U. S. banks, trusts & insurance companies	64,632	2,432	228	66,836
U. S. industrial & miscellaneous	62,552	3,523	464	65,611
Foreign	11,231	1,033	41	12,223

Total equity securities	$249,440	$20,341	$3,447	$266,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — INVESTMENTS (Continued)
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
The components of net realized gains/losses on investments as reported in the Consolidated Statements of Operations are included below. Impairment charges for the nine months ended September 30, 2006 include securities primarily in the technology, media and consumer products industry. During 2005, the Company moved its remaining internally-managed equity securities to external managers generating realized gains for the nine months ended September 30, 2005.

	Three Months Ended		Nine months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Fixed maturities:
Gross realized gains	$277	$2,034	$3,675	$6,523
Gross realized losses	(554)	(283)	(3,248)	(1,509)
Impairment charges	0	(619)	(942)	(2,074)

Net realized (losses) gains	(277)	1,132	(515)	2,940

Equity securities:
Gross realized gains	1,950	1,190	9,579	16,865
Gross realized losses	(932)	(298)	(5,710)	(1,984)
Impairment charges	(1,613)	(259)	(4,075)	(1,364)

Net realized (losses) gains	(595)	633	(206)	13,517

Net realized (losses) gains on investments	($872)	$1,765	($721)	$16,457

Limited partnerships
Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest in small- to medium-sized companies. Limited partnerships are recorded using the equity method, which is the Company’s share of the reported value of the partnership. The components of limited partnerships as reported on the Consolidated Statements of Financial Position are as follows:

	As of
	September 30	December 31
(in thousands)	2006	2005
Private equity	$79,880	$64,438
Mezzanine debt	39,164	27,753
Real estate	107,944	60,968

Total limited partnerships	$226,988	$153,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — INVESTMENTS (Continued)
The components of equity in earnings of limited partnerships as reported in the Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Private equity	$4,515	$7,119	$14,899	$18,646
Real estate	4,186	(108)	10,405	8,597
Mezzanine debt	2,147	1,021	3,745	3,545

Total equity in earnings of limited partnerships	$10,848	$8,032	$29,049	$30,788

Securities Lending Program
The Company had loaned securities, included as part of its invested assets, with a market value of $23.3 million and $30.0 million at September 30, 2006 and December 31, 2005, respectively. The Company receives marketable securities as collateral for the loaned securities. The Company recognizes the receipt of the collateral held by the third party custodian and the obligation to return the collateral on its Consolidated Statements of Financial Position. The proceeds from the collateral are invested in cash and short-term investments. The Company shares a portion of the interest earned on lent securities with the third party custodian and the borrowing institution.
NOTE 6 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE
The Company owns 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and accounts for this investment using the equity method of accounting. EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. The remaining 78.4% of EFL is owned by the Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Revenues	$35,846	$36,043	$112,868	$111,972
Benefits and expenses	28,997	32,427	91,224	92,850

Income before income taxes	6,849	3,616	21,644	19,122
Income taxes	3,697	709	8,601	6,136

Net income	$3,152	$2,907	$13,043	$12,986

Comprehensive income (loss)	$23,203	($13,234)	$6,344	($3,074)

Dividends paid to shareholders	$0	$2,079	$4,158	$6,237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE (Continued)

	As of
	September 30	December 31
(in thousands)	2006	2005
Investments	$1,502,974	$1,498,099
Total assets	1,776,612	1,776,360
Liabilities	1,516,376	1,520,390
Accumulated other comprehensive income	8,773	15,471
Total shareholders’ equity	260,236	255,970
See also Note 12, “Variable Interest Entity” regarding the tender offer transaction made by the Erie Insurance Exchange of EFL’s shares during the second quarter of 2006.
NOTE 7 — RETIREMENT BENEFIT PLANS
The Company’s pension plans consist of: (1) a noncontributory-defined benefit pension plan covering substantially all employees of the Company, (2) an unfunded supplemental employee retirement plan for its executive management and division officers and (3) an unfunded pension plan (discontinued in 1997) for certain of its outside directors. The Company provides retiree health benefits in the form of medical and pharmacy health plans for certain eligible retired employees and eligible dependents. Effective May 1, 2006, the retiree health benefit plan was terminated by way of an amendment that restricts eligibility to those who attain age 60 and 15 years of service on or before July 1, 2010. As a result, a one-time curtailment benefit was recognized during the second quarter of 2006. See discussion following the net periodic benefit cost tables below.
All liabilities for the pension plans described in this note, as well as those remaining for the retiree health benefits, are presented in total for all employees of the Erie Insurance Group, before expense allocations to related entities. The Company was reimbursed approximately 51% of the net periodic benefit cost borne by the Erie Insurance Exchange (Exchange) and EFL during the first nine months of 2006 and 2005.
Components of Net Periodic Benefit Cost

	Pension Benefits		Retiree Health Benefits
	Three months ended		Three months ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Service cost	$4,084	$3,641	$129	$315
Interest cost	4,093	3,644	188	242
Expected return on plan assets	(4,629)	(4,346)	—	—
Amortization of prior service cost	114	175	(11)	(27)
Amortization of net loss	1,177	899	32	81

Net periodic benefit cost	$4,839	$4,013	$338	$611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — RETIREMENT BENEFIT PLANS (Continued)

	Pension Benefits		Retiree Health Benefits*
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Service cost	$12,275	$10,923	$387	$944
Interest cost	12,296	10,932	565	726
Expected return on plan assets	(13,885)	(13,037)	—	—
Amortization of prior service cost	341	525	(33)	(81)
Amortization of net loss	3,559	2,697	96	245

Net periodic benefit cost	$14,586	$12,040	$1,015	$1,834

*	See termination of benefit discussion below. One-time curtailment benefit not included here.
Retiree Health Benefit Plan Termination
In the second quarter of 2006, the Company terminated its retiree health benefit plan resulting in the re-measurement of the current year net periodic benefit cost using a July 1 service date. Qualifying employees will be gradually phased out of the plan through 2010. Employees who have not met the qualifying criteria by July 1, 2010 will not be eligible for a benefit. As required when a significant plan change occurs, the discount rate assumption was re-evaluated and increased from 5.75% to 6.00% at the re-measurement date to reflect current market rates. As a result of the curtailment, a one time benefit of $2.9 million was realized, the net benefit of which was $1.4 million to the Company, after reimbursements from affiliates.
The expense savings from this change, including the re-measured obligation for the year 2006 will approximate $3.5 million, of which approximately half will be recognized by affiliates, for a net savings to the Company of $1.7 million. The annual reduction to the Company’s expense, net of reimbursements from affiliates, in 2007 and thereafter is expected to be approximately $1.2 million, or $.01 per share-diluted, until the benefit fully terminates in 2010.
NOTE 8 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
The Company is due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to the Company, of $.4 million in each of the third quarters ended September 30, 2006 and 2005.
NOTE 9 — STATUTORY INFORMATION
Cash and securities with carrying values of $5.7 million and $3.6 million were deposited by the Company’s property and casualty insurance subsidiaries with regulatory authorities under statutory requirements at September 30, 2006 and December 31, 2005, respectively. These amounts are included with cash and cash equivalents on the Consolidated Statements of Financial Position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,506	$186,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,951	27,927
Deferred income tax benefit (expense)	13,895	(1,558)
Equity in earnings of limited partnerships	(29,049)	(30,788)
Net realized losses (gains) on investments	721	(16,457)
Net amortization of bond premium	2,081	1,949
Undistributed earnings of Erie Family Life Insurance Company	(2,313)	(1,519)
Deferred compensation	(988)	2,022
Limited partnership distributions	39,584	60,752
Increase in receivables and reinsurance recoverable from the Exchange and affiliates	(14,345)	(46,232)
Increase in prepaid expenses and other assets	(28,673)	(25,877)
Increase in accounts payable and accrued expenses	12,271	21,824
Increase in loss reserves	1,079	42,802
(Decrease) Increase in unearned premiums	(5,005)	7,852

Net cash provided by operating activities	$174,715	$229,641

NOTE 11 — COMMITMENTS AND CONTINGENCIES
The Company has contractual commitments to invest up to $245.1 million additional funds in limited partnership investments at September 30, 2006. These commitments will be funded as required by the partnerships’ agreements through 2012. At September 30, 2006, the total commitment to fund limited partnerships that invest in private equity securities is $95.6 million, real estate activities is $100.8 million and fixed income securities is $48.7 million. The Company expects to have sufficient cash flows from operations and positive cash inflows (distributions) from existing limited partnership investments to meet these partnership commitments.
The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance company, domiciled in Pennsylvania, for which the Company serves as attorney-in-fact. The Company holds a variable interest in the Exchange, however, the Company is not the primary beneficiary as defined under Financial Accounting Standards interpretation 46, “Consolidation of Variable Interest Entities.” The Company has a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.
The selected financial data below is derived from the Exchange’s financial statements prepared in accordance with Statutory Accounting Principles (SAP) required by the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual, as modified to include prescribed practices of the Insurance Department of the Commonwealth of Pennsylvania. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. The condensed financial data set forth below represents the Exchange’s share of underwriting results after accounting for intercompany pooling transactions.
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Premiums earned	$916,761	$945,738	$2,785,195	$2,836,427
Losses and loss adjustment expenses	556,857	597,252	1,723,676	1,731,561
Insurance underwriting and other expenses*	256,188	263,615	803,175	793,490

Net underwriting gain	103,716	84,871	258,344	311,376

Total investment income**	75,585	175,107	278,754	726,930

Net income before federal income tax	179,301	259,978	537,098	1,038,306
Federal income tax expense	49,825	97,015	170,450	349,170

Net income	$129,476	$162,963	$366,648	$689,136

*	Includes management fees paid or accrued as payable to the Company.

**	The nine-month results for 2005 include $449.7 million in realized gains. A change in investment advisors for the equity portfolio from internally managed to external portfolio managers resulted in a re-positioning of the portfolio generating significant realized capital gains in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
	September 30	December 31
(in thousands)	2006	2005
Assets
Fixed maturities	$4,427,750	$4,534,116
Equity securities	2,725,125	2,384,839
Other investments	1,068,874	699,500
Cash and cash equivalents	257,553	299,160

Total invested assets	8,479,302	7,917,615
Premium receivable	999,058	981,844
Other assets	106,828	170,804

Total assets	$9,585,188	$9,070,263

Liabilities
Loss and LAE reserves	$3,531,934	$3,549,128
Unearned premium reserves	1,509,666	1,509,636
Accrued liabilities	640,953	629,749

Total liabilities	5,682,553	5,688,513

Total policyholders’ surplus	3,902,635	3,381,750

Total liabilities and policyholders’ surplus	$9,585,188	$9,070,263

Common equity securities represent a significant portion of the Exchange’s investment portfolio and are exposed to price risk. Included in equity securities are $2.0 billion in common stock investments which comprise approximately 51% of the Exchange’s statutory surplus at September 30, 2006.
The weighted average current price to trailing 12-months earnings ratio of the Exchange’s common stock portfolio was 19.72 at September 30, 2006 and 21.08 at December 31, 2005. The Standard & Poor’s composite price to trailing 12-months earnings ratio was 16.98 at September 30, 2006 and 17.39 at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Nine Months Ended September 30
(in thousands)	2006	2005
Cash flows from operating activities
Premiums collected net of reinsurance	$2,768,935	$2,839,789
Losses and loss adjustment expenses paid	(1,492,420)	(1,435,294)
Management fee and expenses paid	(1,018,460)	(1,021,673)
Net miscellaneous expenses recovered (paid)	98,720	(131,690)

Net cash provided by operating activities	356,775	251,132

Net cash used in investing activities	(359,937)	(300,212)

Net cash (used in) provided by financing activities	(38,445)	242,585

Net (decrease) increase in cash and cash equivalents	(41,607)	193,505
Cash and cash equivalents-beginning of year	299,160	125,933

Cash and cash equivalents-end of period	$257,553	$319,438

Erie Family Life Insurance Company Tender Offer and Merger
During the second quarter of 2006, the Exchange completed its tender offer and following short-form merger for all of the publicly held outstanding common stock of EFL. The Exchange acquired all publicly held EFL common stock at $32.00 per share, increasing its ownership percentage from 53.5% to 78.4% of the outstanding common stock of EFL. The aggregate consideration paid by the Exchange for the outstanding EFL shares was $75.2 million and is included as part of the net cash used in investing activities above. The Company’s 21.6% stake in EFL was unaffected by this transaction.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 — SEGMENT INFORMATION (Continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Management Operations
Operating revenue
Management fee revenue	$244,739	$241,639	$728,778	$726,429
Service agreement revenue	7,410	5,294	21,508	15,440

Total operating revenue	252,149	246,933	750,286	741,869
Cost of management operations	200,498	194,768	595,351	570,612

Income before income taxes	$51,651	$52,165	$154,935	$171,257

Net income from management operations	$33,852	$34,921	$101,321	$114,136

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$37,406	$38,848	$111,921	$115,683
Commercial lines	15,844	16,216	48,896	49,156
Reinsurance — nonaffiliates	(233)	(312)	51	(587)
Reinsurance — affiliates*	0	(844)	0	(2,531)

Total premiums earned	53,017	53,908	160,868	161,721

Operating expenses
Losses and expenses:
Personal lines	34,230	37,793	105,568	105,906
Commercial lines	12,514	15,238	40,685	42,578
Reinsurance — nonaffiliates**	236	(2,987)	401	(1,961)
Reinsurance — affiliates***	307	2,166	845	2,341

Total losses and expenses	47,287	52,210	147,499	148,864

Income before income taxes	$5,730	$1,698	$13,369	$12,857

Net income from insurance underwriting operations	$3,755	$1,137	$8,743	$8,567

Investment Operations
Investment income, net of expenses	$12,215	$14,755	$41,818	$45,158
Net realized (losses) gains on investments	(872)	1,765	(721)	16,457
Equity in earnings of limited partnerships	10,848	8,032	29,049	30,788

Total investment income — unaffiliated	$22,191	$24,552	$70,146	$92,403

Net income from investment operations	$14,544	$16,427	$45,873	$61,574

Equity in earnings of EFL, net of tax	$634	$520	$2,569	$2,667

*	The excess-of-loss reinsurance agreement was not renewed for the 2006 accident year and as a result, there were no premiums paid by the Erie Insurance Company or Erie Insurance Company of New York to the Exchange.

**	The change in the third quarter of 2005 included the reduction in reserve estimates of $2.0 million related to the assumed voluntary reinsurance for the World Trade Center event.

***	In the third quarter of 2005, the assumed voluntary reserves related to the World Trade Center were reduced which triggered a reduction in recoveries under the intercompany excess-of-loss reinsurance agreement. The net effect of this reserve activity was a $.1 million reduction in expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Segment revenues	$305,166	$300,841	$911,154	$903,590
Elimination of intersegment management fee revenues	(13,351)	(13,290)	(40,055)	(39,954)

Total operating revenues	$291,815	$287,551	$871,099	$863,636

Segment operating expenses	$247,785	$246,978	$742,850	$719,475
Elimination of intersegment management fee revenue	(13,351)	(13,290)	(40,055)	(39,954)

Total operating expenses	$234,434	$233,688	$702,795	$679,521

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
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.		12-mth.	Total	12-mth.
	passenger	growth		growth	All Other	growth	Personal	growth
Date	auto	rate	Homeowners	rate	personal lines	rate	Lines	rate
06/30/2005	1,658,278	(1.7)%	1,350,491	0.2%	282,670	1.5%	3,291,439	(0.6)%
09/30/2005	1,651,629	(1.8)	1,354,487	0.3	285,134	2.3	3,291,250	(0.6)
12/31/2005	1,640,563	(1.8)	1,353,912	0.5	286,604	2.7	3,281,079	(0.5)
03/31/2006	1,636,048	(1.6)	1,356,885	1.0	289,964	3.6	3,282,897	(0.1)
06/30/2006	1,637,472	(1.3)	1,366,633	1.2	294,409	4.2	3,298,514	0.2
09/30/2006	1,636,947	(0.9)	1,373,763	1.4	298,361	4.6	3,309,071	0.5

		12-mth.		12-mth.		12-mth.		12-mth.	Total	12-mth.
	CML*	growth	CML*	growth	Workers’	growth	All other	growth	CML*	growth
Date	auto	rate	multi-peril	rate	comp.	rate	CML* lines	rate	Lines	rate
06/30/2005	118,445	1.2%	212,100	1.1%	57,398	(5.5)%	88,981	2.1%	476,924	0.5%
09/30/2005	118,555	1.3	212,939	1.4	56,877	(5.0)	90,074	2.4	478,445	0.7
12/31/2005	118,728	1.2	213,347	1.8	56,218	(4.6)	90,227	2.7	478,520	1.0
03/31/2006	118,587	1.0	214,461	2.3	55,254	(4.7)	90,301	2.8	478,603	1.2
06/30/2006	119,471	0.9	217,134	2.4	54,871	(4.4)	91,568	2.9	483,044	1.3
09/30/2006	119,555	0.8	217,763	2.3	54,379	(4.4)	92,687	2.9	484,384	1.2

Date	Total All Lines	12-mth. growth rate
06/30/2005	3,768,363	(0.5)%
09/30/2005	3,769,695	(0.5)
12/31/2005	3,759,599	(0.3)
03/31/2006	3,761,500	0.1
06/30/2006	3,781,558	0.4
09/30/2006	3,793,455	0.6
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	passenger	CML*		CML*	Workers’	All other	Total
Date	auto	auto	Homeowners	multi-peril	comp.	lines	All Lines
06/30/2005	89.8%	87.8%	87.8%	85.0%	85.8%	85.5%	88.3%
09/30/2005	89.9	88.0	88.0	85.1	86.0	85.6	88.4
12/31/2005	90.0	87.9	88.2	85.4	86.2	86.0	88.6
03/31/2006	90.1	88.0	88.6	85.9	86.0	86.2	88.8
06/30/2006	90.3	87.7	88.9	85.9	85.9	86.5	89.0
09/30/2006	90.5	87.8	89.2	86.0	85.8	86.7	89.2

*	CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.		12-mth.	Total	12-mth.
	passenger	growth		growth	All other	growth	Personal	growth
Date	auto	rate	Homeowners	rate	personal lines	rate	Lines	rate
06/30/2005	$1,186	2.4%	$549	7.6%	$346	5.5%	$851	3.3%
09/30/2005	1,179	0.3	546	2.8	347	3.3	846	0.6
12/31/2005	1,174	(1.3)	543	(0.5)	348	0.3	841	(1.6)
03/31/2006	1,161	(2.7)	539	(2.4)	349	0.6	832	(3.0)
06/30/2006	1,140	(3.9)	535	(2.6)	348	0.6	818	(3.9)
09/30/2006	1,122	(4.8)	530	(2.9)	348	0.3	806	(4.7)

		12-mth.		12-mth.	All other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	growth	Workers’	growth	CML* lines	growth	CML*	growth	All	growth
Date	auto	rate	comp.	rate	of business	rate	Lines	rate	Lines	rate
06/30/2005	$2,780	1.2%	$6,102	12.2%	$1,708	3.8%	$2,503	4.2%	$1,061	3.8%
09/30/2005	2,789	0.8	6,104	8.2	1,694	1.2	2,490	1.9	1,055	1.2
12/31/2005	2,781	(0.3)	6,212	6.7	1,705	(0.1)	2,501	0.6	1,052	(0.8)
03/31/2006	2,778	(0.8)	6,270	4.4	1,710	(0.6)	2,501	(0.5)	1,044	(2.1)
06/30/2006	2,730	(1.8)	6,143	0.7	1,676	(1.9)	2,444	(2.4)	1,026	(3.3)
09/30/2006	2,705	(3.0)	6,047	(0.9)	1,669	(1.5)	2,416	(3.0)	1,011	(4.2)

*	CML = Commercial

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
The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and the Company’s three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through almost 1,800 independent agencies comprising close to 7,900 licensed independent agents and pool their underwriting results. The financial position or results of operations of the Exchange are not consolidated with those of the Company. The Company, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Segment Overview
The financial information presented herein reflects the Company’s management operations from serving as attorney-in-fact for the Exchange, its insurance underwriting results from its wholly-owned subsidiaries (EIC, EINY and EIPC) and the Company’s investment operations. The calculations of segment data are described in more detail in Item 1, Note 13 in the Notes to Consolidated Financial Statements herein.

	Three Months Ended			Nine Months Ended
(dollars in thousands, except	September 30		Percent	September 30		Percent
per share data)	2006	2005	Change	2006	2005	Change
Income from management operations	$51,651	$52,165	(1.0)%	$154,935	$171,257	(9.5)%
Underwriting income	5,730	1,698	NM	13,369	12,857	4.0
Net revenue from investment operations	22,873	25,112	(8.9)	72,909	95,271	(23.5)

Income before income taxes	80,254	78,975	1.6	241,213	279,385	(13.7)
Provision for income taxes	27,469	25,970	5.8	82,707	92,441	(10.5)

Net income	$52,785	$53,005	(.4)	$158,506	$186,944	(15.2)

Net income per share — diluted	$.82	$.76	7.9%	$2.41	$2.69	(10.4)%

HIGHLIGHTS
•	Gross margins from management operations decreased to 20.5% in the third quarter of 2006 from 21.1% in the third quarter of 2005 due to modest growth in management fee revenues outpaced by growth in operating costs

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	GAAP combined ratios of the insurance underwriting operations improved to 89.2% for the quarter ended September 30, 2006 from 96.9% for the quarter ended September 30, 2005 driven largely by favorable development on prior accident year loss reserves

•	Net revenue from investment operations for the quarter and nine months decreased reflecting the use of capital to repurchase Company shares
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Management fee revenue	$244,739	$241,639	1.3%	$728,778	$726,429	0.3%
Service agreement revenue	7,410	5,294	40.0	21,508	15,440	39.3

Total revenue from management operations	252,149	246,933	2.1	750,286	741,869	1.1
Cost of management operations	200,498	194,768	2.9	595,351	570,612	4.3

Income from management operations	$51,651	$52,165	(1.0)%	$154,935	$171,257	(9.5)%

Gross margin percentage	20.5%	21.1%		20.7%	23.1%

Management fee rate	24.75%	23.75%		24.75%	23.75%

HIGHLIGHTS
•	Management fee revenue increased 1.3% in the third quarter of 2006 reflecting a higher management fee rate offset by a 4.2% reduction in direct written premiums of the Property and Casualty Group when compared to the third quarter of 2005
•	During the third quarter, policies in force grew .3%, or 11,897 policies, to 3,793,455 at September 30, 2006 compared to growth of 1,332 policies in the third quarter of 2005

•	Year-over-year average premium per policy was $1,011 and $1,055 at September 30, 2006 and 2005, respectively, a decrease of 4.2%

•	Premium rate changes resulted in a $32.0 million decrease in written premiums in the third quarter of 2006

•	To further stimulate policy growth, the Company implemented a $50 bonus to eligible agents for each new private passenger auto policy issued beginning July 2006 and continues to expand its independent agency force through appointment of new agencies
•	Cost of management operations increased 2.9% in the third quarter with overall commission costs increasing 3.0% and costs other than commissions increasing 2.8%
•	In the third quarter of 2006, agent bonuses increased $5.3 million while all other commission costs decreased $1.1 million compared to the third quarter of 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Increased personnel costs of 1.3% in the third quarter 2006 compared to 2005 reflected normal pay increases and more technology personnel costs incurred by the Company, offset by reductions in the estimated executive incentive plan payouts
Management fee revenue
The following table presents the direct written premium of the Property & Casualty Group, shown by major line of business, and the calculation of the management fee revenue of the Company.

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(in thousands)	2006	2005	Change	2006	2005	Change
Private passenger auto	$478,201	$508,964	(6.0)%	$1,401,176	$1,490,619	(6.0)%
Commercial auto	76,072	78,767	(3.4)	250,246	256,951	(2.6)
Homeowner	203,142	206,767	(1.8)	555,519	563,475	(1.4)
Commercial multi-peril	103,384	104,125	(0.7)	341,758	343,840	(0.6)
Workers’ compensation	74,098	82,356	(10.0)	255,654	276,073	(7.4)
All other lines of business	45,865	43,186	6.2	138,183	131,479	5.1

Property and Casualty Group direct written premiums	$980,762	$1,024,165	(4.2)	$2,942,536	$3,062,437	(3.9)
Management fee rate	24.75%	23.75%		24.75%	23.75%

Management fee revenue, gross	242,739	243,239	(0.2)	728,278	727,329	0.1
Change in allowance for management fee returned on cancelled policies*	2,000	(1,600)	NM	500	(900)	NM

Management fee revenue, net of allowance	$244,739	$241,639	1.3%	$728,778	$726,429	0.3%

NM = not meaningful

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The Company records an estimated allowance for management fees returned on mid-term policy cancellation.
Management fee revenue is based on the management fee rate, established by the Board of Directors, and the direct written premiums of the Property and Casualty Group. The 4.2% reduction in the Property and Casualty Group’s direct written premiums resulted in lower management fee revenue, gross of allowances, in the third quarter 2006 compared to the third quarter 2005. The decline in direct written premiums of the Property and Casualty Group in 2006 reflects the impact of lower average premium per policy due to rate decreases and the continued implementation of tiered pricing for auto and home lines of business.
The higher management fee rate in 2006 of 24.75% resulted in an increase of $9.8 million in management fee revenue, or an increase in net income of $.10 per share-diluted, that partially offset the decline resulting from lower direct written premiums for the quarter ended September 30, 2006. The rate of mid-term policy cancellations for the Property and Casualty Group continued to trend downward in the third quarter of 2006 resulting in reductions in the allowance for management fees returned on policies cancelled mid-term. This downward trend in the mid-term cancellation rate corresponds with the steady improvement in the policy retention ratio which has improved in each quarter of 2006 from 88.6 at December 31, 2005 to 89.2 at September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Premium production
The Property and Casualty Group’s premium generated from new business decreased 3.8% while renewal premiums declined 4.3% in third quarter of 2006. Driving these premium decreases were rate reductions and shifts in the mix of business to lower price tiered auto and home business. New policies in force increased 1.7% to 432,881 at September 30, 2006 from 425,736 at September 30, 2005. The year over year average premium per policy on new business decreased 3.0% to $845 at September 30, 2006 from $871 at September 30, 2005. The year over year average premium per policy on renewal business declined 4.2% to $1,033 at September 2006 from $1,078 at September 2005 while renewal policies in force increased slightly. (See Note 13, “Segment Information” which contains total policies in force, policy retention and average premium per policy trends by line of business).
Personal lines — Personal lines new business premiums written decreased 3.1% to $68.4 million in the third quarter of 2006 from $70.6 million in the third quarter of 2005. The year over year average premium per policy on personal lines new business decreased 4.7% to $806 at September 30, 2006 from $846 at September 30, 2005. Personal lines new policies in force increased to 356,192 at September 30, 2006 compared to 349,861 at September 30, 2005.
The Property and Casualty Group’s private passenger auto new business policies in force increased 3.0% to 143,753 at September 30, 2006. Despite the increase in private passenger auto new business policies in force, new business premiums written remained flat at $42.0 million during each of the third quarters of 2006 and 2005. The Property and Casualty Group has been implementing rate reductions in 2005 and 2006, of which the most significant dollar impact has been in the private passenger auto line of business in the state of Pennsylvania. Incorporated in these rate changes are reductions on certain coverages for new private passenger auto policyholders with no claims or violations as well as other discounts and pricing variable interactions. The new private passenger auto premium decrease is also affected by shifts in the mix of personal lines business to lower premium price tiers. To stimulate growth, the Company implemented a new incentive program effective July 1, 2006 in which eligible agents will receive a $50 bonus on each new private passenger auto policy. This program runs through December 31, 2007. The homeowners line of business new business premium decreased $1.7 million to $21.8 million in the third quarter of 2006. The homeowners line has been impacted by rate reductions as well as a .2% decrease in new business policies in force at September 30, 2006 compared to September 30, 2005.
Renewal premiums written decreased 4.6% on personal lines policies during the third quarter of 2006. The overall decrease also reflects the impact of the rate reductions and change in the mix by tier of personal lines business written by the Property and Casualty Group. An improvement was seen in the renewal business with the year-over-year policy retention ratio for personal lines of 89.8% at September 30, 2006 compared to 88.9% at September 30, 2005. The year-over-year policy retention ratio for private passenger auto was 90.5% and 89.9% at September 30, 2006 and 2005, respectively.
Commercial lines — The commercial lines new business premiums written decreased 6.4% to $28.1 million in the third quarter of 2006 from $30.0 million in the third quarter of 2005. Commercial lines new policies in force increased 1.1% to 76,689 at September 30, 2006. While new policies in force have increased, the average premium per policy on commercial lines has declined, reflecting rate decreases and changes in the size and risk characteristics of policyholders, driving the overall decrease in commercial lines new business premiums written.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
A more refined process of evaluating commercial accounts using predictive modeling is being used to gain a better alignment between rate and risk level which should continue to improve commercial lines policy growth and profitability.
All lines — Improvements in 2004 and 2005 underwriting results afforded the Property and Casualty Group the ability to implement rate reductions in 2005 and 2006 to be more price competitive for potential new policyholders and improve retention of existing policyholders. Management continuously evaluates pricing and estimates that those pricing actions approved, filed and contemplated for filing could reduce direct written premiums by almost $119.0 million during 2006, of which approximately $32.0 million occurred in the third quarter of 2006, and $86.0 million in the first nine months of 2006. Included in the $119.0 million are $35.3 million in premium reductions related to the carryover impact of pricing actions approved and effective in 2005.
Future trends — premium revenue — The Company is continuing efforts to grow premiums and improve its competitive position in the marketplace. The Company appointed 27 new agencies during the third quarter of 2006 for a total of 98 new agency appointments for the first nine months of 2006. The Company expects to meet its goal of appointing 125 new agencies in 2006. For the entire year of 2005, there were 65 new agency appointments. Expanding the size of the agency force will contribute to future growth as new agents build up their book of business with the Property and Casualty Group. The Company has sought to spur growth by investing in a new incentive program, related to its largest line of business, for its agents. In July 2006, the Company implemented a $50 bonus to eligible agents for each new private passenger auto policy issued that will remain effective through December 2007. The Company is continuing to evaluate the interactions used in its pricing segmentation model for personal lines.
Service agreement revenue

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Service agreement revenue, gross	$8,010	$5,494	45.8%	$23,208	$15,974	45.3%
Unearned service charge revenue	(600)	(200)	NM	(1,700)	(534)	NM

Service agreement revenue, net	$7,410	$5,294	40.0%	$21,508	$15,440	39.3%

NM = not meaningful
Service agreement revenue represents service charges the Company collects from policyholders for providing multiple installment premium payment plans on policies written by the Property and Casualty Group. These service charges are fixed dollar amounts per billed installment. Effective for policies renewing on or after January 1, 2006 that are paid in installments, the service charge assessed policyholders increased from $3 to $5 per installment which is contributing to the increase in service agreement revenue. Shifts in the billing plans selected by policyholders from those that charge fees to those that do not is offsetting some of the service charge increase. The shift to the non-fee, single payment plan is being driven by a pricing discount for private passenger auto policyholders as well as consumers' desire to avoid the $5 service charge. The higher service charge is driving the increase in the portion of revenue that is unearned in 2006 compared to the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of management operations

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(in thousands)	2006	2005	Change	2006	2005	Change
Commissions	$144,414	$140,210	3.0%	$423,487	$411,377	2.9%

Personnel costs	32,806	32,374	1.3	101,535	93,897	8.1
Survey and underwriting costs	6,449	5,177	24.6	18,677	16,540	12.9
Sales and policy issuance costs	5,831	6,245	(6.6)	17,337	16,568	4.6
All other operating costs	10,998	10,762	2.2	34,315	32,230	6.5

All other non-commission expense	56,084	54,558	2.8	171,864	159,235	7.9

Total cost of management operations	$200,498	$194,768	2.9%	$595,351	$570,612	4.3%

HIGHLIGHTS
•	Normal commissions decreased during the quarter due to lower Property and Casualty Group premium volume, but were offset by higher agent bonus awards driving the 3.0% increase in the third quarter 2006

•	Included in the 1.3% increase in personnel costs are:
o	Salaries and wages and related benefits increased 8.9%, or $2.7 million, due to higher average pay rates and increases in staffing levels in 2006 compared to 2005, and

o	An offsetting decrease of $2.1 million in the expense for executive incentive plans in 2006 compared to 2005
•	The increase in survey and underwriting costs resulted from a more normalized level of insurance scoring costs, coupled with a modest increase in application activity resulting in more underwriting costs in 2006 compared to 2005
Commissions — Commissions to independent agents include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and awards.

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(in thousands)	2006	2005	Change	2006	2005	Change
Scheduled rate commissions	$116,606	$120,016	(2.8)%	$348,859	$358,000	(2.6)%
Accelerated rate commissions	405	560	(27.7)	1,165	2,074	(43.8)
Agent bonuses	24,760	19,412	27.5	69,289	50,480	37.3
Promotional incentives	83	922	NM	2,414	923	NM
Additional agent incentives	1,360	0	NM	1,360	0	NM
Change in allowance for mid-term policy cancellations	1,200	(700)	NM	400	(100)	NM

Total commissions	$144,414	$140,210	3.0%	$423,487	$411,377	2.9%

NM = not meaningful

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Scheduled and accelerated rate commissions — Scheduled rate commissions were impacted by a 4.2% decrease in the direct written premiums of the Property and Casualty Group in the third quarter of 2006 compared to the same period in 2005. This decrease was concentrated in the personal lines of business, (comprising approximately 72% of the Property and Casualty Group business based on direct written premium), which have lower commission rates than commercial lines of business. The decrease in scheduled rate commissions of only 2.8%, when compared to the reduction in direct written premiums, is reflective of this mix of premium dollars.
Accelerated rate commissions are offered under certain circumstances to certain newly-recruited agents for their initial three years. In 2003 and 2004, the Company slowed agent appointments in conjunction with its efforts to control exposure growth. With fewer new agent appointments and the expiration of existing accelerated commission contracts, accelerated commission costs have been decreasing. Accelerated commissions are expected to increase as new agent appointments increase in 2006.
Agent bonuses — Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. The agent bonus award is estimated at $90.3 million for 2006. The estimate for the bonus is modeled on a monthly basis using the two prior years actual underwriting data by agency combined with the current year-to-date actual data. There is also a growth component to the bonus. The increase in agent bonuses reflects the impact of improved underwriting profitability of the Property and Casualty Group in 2005 and 2004. Of the current estimate, $86.8 million represents the bonus award related to profitability and $3.5 million to the growth component of the award. In 2006, the growth component bonus is being paid in advance only if the agency is profitable and on track for their annual new premium production. Advanced bonus amounts are expensed as paid. The year end payout of the total agent bonus will be reduced by advance bonus payments made. If for the year the agent does not meet the criteria for the annual award, they will not have an obligation to repay any advance bonuses received.
Other costs of management operations — The cost of management operations excluding commission costs, increased 2.8% for the third quarter of 2006. The net increase of 1.3% in personnel related costs, which are the second largest component in cost of management operations, was driven by an 8.9%, or $2.7 million increase in salaries and related benefit costs to $32.6 million, offset by a $2.1 million reduction in compensation expense for incentive plans for executives. Contributing to the higher salaries was a 6.2% increase in average pay rate and a 3.1% increase in staffing levels that include increased salaries of technology personnel no longer deployed to the ErieConnection program which are being utilized on Company projects rather than projects of affiliated entities. The decrease in compensation expense for the executive incentive plans was due to a reduction in the estimates for the incentive plan payouts attributable to lower than targeted Property and Casualty Group premium production.
Employee benefit costs for the nine months ended September 30, 2006, which are included in personnel costs, include a curtailment of costs that was recognized in conjunction with the second quarter 2006 termination of the retiree health benefit plan. The postretirement health benefit expenses have decreased $1.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily as a result of the curtailment of costs and the re-measured retiree health benefit obligation. Offsetting this decrease on a year to date basis, were increases to pension costs resulting from the change in discount rate assumption used to calculate the pension expense from 6.00% in 2005 to 5.75% in 2006. Pension costs have increased by about $1.0 million per quarter over 2005 levels as a result of the discount rate change as expected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Survey and underwriting costs were higher in the third quarter of 2006 compared to the same period in 2005. Insurance scoring for personal lines was first implemented in August 2005; therefore, 2006 expense for insurance scores is a more normalized expense level for the third quarter. Submitted applications for potential policyholders increased 3.1% in the third quarter of 2006 compared to the third quarter of 2005 contributing to slightly higher underwriting costs.
Future trends — cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting and policy issuance activities performed by the Company for the Property and Casualty Group. In 2006, the Company has worked to better align its growth in costs to the growth in premium over the long term. The Company’s goal for 2006 is to hold growth in non-commission costs to 9% or less. Through September 30, 2006, the growth in non-commission expenses has been 7.9%.
At the same time the Company is seeking to spur growth with a new incentive program that pays a $50 bonus to agents for each new private passenger auto policy issued. The estimated cost of this program is $2.8 million for the second half of 2006 and $5.9 million for 2007. Through September 2006, the Company has incurred $1.4 million related to this program.
Insurance Underwriting Operations
The Company’s insurance underwriting operations originate through direct business of its property/casualty insurance subsidiaries but net underwriting results are a product of the intercompany reinsurance pooling agreement between its subsidiaries and the Erie Insurance Exchange.
Total segment results

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(in thousands)	2006	2005	Change	2006	2005	Change
Premiums earned	$53,017	$53,908	(1.7)%	$160,868	$161,721	(.5)%

Losses and loss adjustment expenses incurred	32,573	36,995	(12.0)	101,261	103,457	(2.1)
Policy acquisition and other underwriting expenses	14,714	15,215	(3.3)	46,238	45,407	1.8

Total losses and expenses	47,287	52,210	(9.4)	147,499	148,864	(.9)

Underwriting income	$5,730	$1,698	NM	$13,369	$12,857	4.0%

NM = Not Meaningful
HIGHLIGHTS
•	Favorable development of prior accident years, excluding salvage and subrogation recoveries, improved the GAAP combined ratio by 3.8 points in the third quarter of 2006 while such development added 5.0 points to the combined ratio in the third quarter of 2005

•	Catastrophe losses incurred amounted to 1.6 points of the GAAP combined ratio in the third quarter of 2006 compared to only a .5 point addition in the third quarter of 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PROFITABILITY MEASURES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Company GAAP Loss and LAE ratio	61.4%	68.6%	62.9%	64.0%
Company GAAP Combined ratio (1)	89.2	96.9	91.7	92.1
P&C Group adjusted statutory combined ratio (2)	83.7	85.9	86.1	83.3
Direct business
Personal lines statutory combined ratio	85.1	90.5	88.5	85.4
Commercial lines statutory combined ratio	79.7	92.7	80.8	82.1
Prior accident year reserve development- deficiency (redundancy)	(3.8)	5.0 (3)	(3.8)	(.8)
Salvage/subrogation recoveries collected	(.9)	(.8)	(1.9)	(1.7)

Total loss ratio points from prior accident years	(4.7)%	4.2%	(5.7)%	(2.5)%

(1)	The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned.

(2)	The adjusted statutory combined ratio removes the profit component of the management fee earned by the Company.

(3)	There is an offsetting reduction to the adverse development on direct business during the third quarter of 2005 related to assumed voluntary business reserves related to the World Trade Center. See further discussion following the table.
Development of direct loss reserves
The Company’s 5.5% share of the Property and Casualty Group’s development of prior accident year losses contributed to the improvement of the combined ratio in the third quarter of 2006 compared to 2005. The Company’s share of prior accident year loss development was a favorable impact of $2.0 million in the third quarter of 2006 compared to adverse development of $2.7 million in the third quarter of 2005. The Property and Casualty Group’s reduction to prior accident year reserves of $37.2 million, net of salvage and subrogation recoveries, in the third quarter of 2006 was driven by improvements in the uninsured and underinsured motorists (UM/UIM) automobile and workers compensation lines of business. The improvement experienced in UM/UIM automobile was partially due to more effective claims handling resulting from specialized UM/UIM claim units. Additionally, severity trends have been continuing to improve in the workers compensation line leading to favorable development in that line of business. The largest contributing factor to the adverse development in the third quarter of 2005 was a $47.0 million (net of ceded recoveries) increase to pre-1986 automobile catastrophe liability reserves recorded by the Property and Casualty Group. The reserve re-estimates on these claims during 2005 took into account updated trends with respect to ongoing attendant care costs for these claimants.
The combined ratio was negatively impacted by a seasonality adjustment in the third quarter 2006, of which the Company’s share of this increase was $2.9 million. The remaining improvement in the third quarter 2006 combined ratio was the result of the activity related to the incurred but not reported reserves on catastrophe losses discussed below.
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
unaffiliated insurers. No loss recoverables were recorded under this treaty at September 30, 2006.
The Company’s share of catastrophe losses incurred as defined by the Property and Casualty Group amounted to $2.4 million, or 4.5 GAAP combined ratio points in the third quarter of 2006. The third quarter catastrophes included storm-related losses in the Group’s territories. The previously established incurred but not reported reserves related to the second quarter 2006 storms were reversed during the third quarter of 2006 and reduced third quarter GAAP combined ratio by 2.9 points or $1.5 million. Catastrophe losses incurred were $5.9 million and $.8 million for the first nine months of 2006 and 2005, respectively.
Excess-of-loss reinsurance agreement
The Property and Casualty Group did not renew the all lines excess-of-loss reinsurance agreement between the Exchange and the Company’s property/casualty insurance subsidiaries for accident year 2006. The agreement required that any unpaid loss recoverables be commuted 60 months after an annual period. While the excess-of-loss agreement was not renewed, the unexpired accident years of 2001 through 2005 will be settled and losses will be commuted as the 60-month periods expire. The remaining effects of the excess-of-loss reinsurance agreement between the Company’s property/casualty insurance subsidiaries and the Exchange are also reflected in the reinsurance business when looking at the Company’s results on a segment basis. The results of the excess-of-loss reinsurance agreement are not subject to pooling under the intercompany pooling arrangement. The premium paid to the Exchange for this agreement in the first nine months of 2005 was $2.5 million.
Net charges recorded under the excess-of-loss reinsurance agreement for accident years prior to 2006, totaled $.8 million for the nine months ended September 30, 2006 compared to charges of $2.3 million for the same period of 2005. In the third quarter of 2005, the Property and Casualty Group reduced its reserves related to the September 11th 2001 event by $42 million, of which the Company’s share was $2.3 million. This reserve change triggered a $2.2 million reduction in recoveries during the third quarter of 2005 to the Company under the aggregate excess-of-loss reinsurance agreement for the 2001 accident year. The resulting net effect to the Company of this World Trade Center reserve activity was a $.1 million reduction to expense in the third quarter of 2005.
Investment Operations

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
(in thousands)	2006	2005	Change	2006	2005	Change
Net investment income	$12,215	$14,755	(17.2)%	$41,818	$45,158	(7.4)%
Net realized (losses) gains on investments	(872)	1,765	NM	(721)	16,457	NM
Equity in earnings of limited partnerships	10,848	8,032	35.1	29,049	30,788	(5.7)
Equity in earnings of EFL	682	560	21.8	2,763	2,868	(3.7)

Net revenue from investment operations	$22,873	$25,112	(8.9)%	$72,909	$95,271	(23.5)%

•	Net investment income decreased 17.2% for the quarter as a result of lower invested asset balances due to share repurchase activity.

•	The net realized losses on investments in the third quarter of 2006 include $1.6 million from impairment charges recognized on the Company’s equity securities primarily in the technology and real estate sectors

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Equity in earnings of limited partnerships increased $2.8 million in large part due to income generated by real estate limited partnerships
Net realized gains and losses on investments included impairment charges of $1.6 million and $.9 million on fixed maturity and equity securities in the third quarter of 2006 and 2005, respectively. Impairment charges on equity securities totaled $4.1 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. Impairment charges on fixed maturities totaled $.9 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. During 2005, the company moved its remaining internally-managed equity securities to external managers generating realized gains for the nine months ended September 30, 2005.
Private equity and mezzanine debt limited partnerships generated earnings of $6.7 million and $8.1 million for the quarters ended September 30, 2006 and 2005, respectively. Real estate limited partnerships generated earnings of $4.2 million in the third quarter of 2006 compared to losses of $.1 million in the third quarter of 2005. This increase was largely due to the timing of receipt of certain earnings. The real estate limited partnership earnings are more normalized for the nine months ended September 30, 2006.
FINANCIAL CONDITION
Investments
The Company’s investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. The Company’s investment strategy also provides for liquidity to meet the short- and long-term commitments of the Company. At September 30, 2006, the Company’s investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.0 billion, or 34.3%, of total assets. These investments provide the liquidity the Company requires to meet the demands on its funds.
For the nine months ended September 30, 2006 the Company repurchased 3,992,874 shares, at a cost of $216 million, of its outstanding Class A common stock in conjunction with the continuation of the stock repurchase plan. The Company used cash from the sale of its fixed maturity portfolio to fund its Class A common stock repurchase plan and as a result, fixed maturity balances have continued to decline throughout 2006. From December 31, 2005 to September 30, 2006 fixed maturities have decreased $179.0 million to $793.2 million at September 30, 2006.
The Company’s investments are subject to certain risks, including interest rate and price risk. The Company’s exposure to interest rates is concentrated in its fixed maturities portfolio. The fixed maturities portfolio comprises 62.4% and 69.6% of invested assets at September 30, 2006 and December 31, 2005, respectively. The Company calculates the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company continually reviews the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or condition specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. In addition to specific factors, other factors considered in the Company’s review of investment valuation are the length of time the market value is below cost and the amount the market value is below cost.
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
The potential variability in the catastrophic injury reserves, more specifically, can be primarily attributed to automobile no-fault claims incurred prior to 1986. The automobile no-fault law in Pennsylvania at that time provided for unlimited medical benefits. There are currently 339 claimants requiring lifetime medical care of which 85 involve catastrophic injuries. The estimation of ultimate liabilities for these claims is subject to significant judgment due to assumptions that must be made for mortality rates, medical inflation costs, changes in medical technologies and variations in claimant health over time.
Loss and loss adjustment expense reserves are presented on the Company’s Statements of Financial Position on a gross basis for EIC, EINY, and EIPC, the property/casualty insurance subsidiaries of the Company that wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on the Company’s Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement and excess-of-loss reinsurance agreement are presented below:

	As of
	September 30,	December 31,
(in thousands)	2006	2005
Gross reserve liability
Personal:
Private passenger auto	$381,187	$413,118
Catastrophic injury	160,555	123,875
Homeowners	24,105	23,995
Other personal	10,245	6,978
Commercial:
Workers’ compensation	221,789	231,858
Commercial auto	85,121	83,688
Commercial multi-peril	68,277	65,891
Catastrophic injury	458	468
Other commercial	19,778	15,894
Reinsurance	49,023	53,694

Gross reserves	1,020,538	1,019,459
Reinsurance recoverables	830,541	828,447

Net reserve liability	$189,997	$191,012

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
automobile catastrophic injury liability reserve. The range of reasonable estimates for the pre-1986 automobile catastrophic injury liability reserve, net of reinsurance recoverables, for both personal and commercial is from $205.1 million to $494.3 million for the Property and Casualty Group. The reserve carried by the Property and Casualty Group, which is management’s best estimate of this liability at this time, was $289.3 million at September 30, 2006, which is net of $127.9 million of anticipated reinsurance recoverables. The Company’s property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $15.9 million at September 30, 2006.
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
The Company’s primary sources of cash from operations are generated from its net management revenues and by collecting and investing in premiums from new and renewal business in advance of paying claims. Management fees from the Exchange represented 73.7% of the Company’s total revenues for the third quarter of 2006. Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on the Company of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The cash flow requirements for claims have not historically been significant to the Company’s liquidity. Historically, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement. The Company generated positive cash flows from its operating activities of $174.7 million for the nine months ended September 30, 2006.
Cash paid in the first nine months of 2006 for agent bonuses was $73.7 million, of which $70.2 million was accrued at December 31, 2005. The Company made an $8.1 million contribution to its pension plan in 2006. In 2005, the maximum contribution under the IRS code was zero, therefore no contribution could be made by the Company to the plan.
During the third quarter of 2006, the Company repurchased 328,862 shares of its outstanding Class A common stock in conjunction with the continuation of the stock repurchase plan that was authorized in February 2006. The shares were purchased at a total cost of $16.5 million. The Company has $130 million remaining under this plan authorized through December 31, 2009. (See Part II of Item 2. Issuer Purchases of Equity Securities.)

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
At September 30, 2006, the Exchange had $3.9 billion in statutory surplus and a premium to surplus ratio of 1 to 1. The Company believes the Exchange’s capital levels are very strong.
Additional information, including condensed statutory financial statements of the Exchange, are presented in Note 12 to the Consolidated Financial Statements.
Insurance premium rates
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect underwriting profitability of the Property and Casualty Group, the Exchange and the Company and also have a direct bearing on management fee. Rate reductions have been implemented and continue to be sought in 2006 by the Property and Casualty Group to recognize improved underwriting results and to maintain price competitiveness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2006, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of the Company’s agents to sell and/or renew business. Management forecasts that pricing actions approved, filed and awaiting approval or contemplated through 2006, will reduce premium for the Property and Casualty Group by $33 million through the remainder of the year.
The Property and Casualty Group continues refining its pricing segmentation model for private passenger auto and homeowners lines of business. The refined rating plans include significantly more pricing segments than the former plans, providing the Company greater flexibility in pricing for policyholders with varying degrees of risk. Insurance scoring is among the most significant risk factors the Company has recently incorporated into the rating plans. Refining pricing segmentation should enable the Company to provide more competitive rates to policyholders with varying risk characteristics, as risks can be more accurately priced over time.
The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. These outcomes will then impact the Property and Casualty Group’s premium dollars and ultimately the Company’s management fee revenue.
Policy growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affect the profitability of management operations of the Company. The continued focus on underwriting discipline and implementation of the new rate classification plan through the pricing segmentation model resulted in an initial reduction in new policy sales and policy retention ratios, as expected. In 2006, new policy sales and policy retention ratios have experienced modest but steady improvements. The growth of the policy base of the Property and Casualty Group is dependent upon its ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group.
Catastrophe losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and other commercial lines of business in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could have a material adverse affect on the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophic events

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Information technology development and costs
During the second quarter of 2006, following an extensive evaluation, the Company announced its decision to cease development of ErieConnection, the web based policy processing and administration system under development since 2002. During the third quarter, substantially all policies previously converted to that system were reverted to the Company’s legacy policy processing system. Management has established a broad program of initiatives to enhance the functionality of its legacy processing and Agency interface systems aimed at improving the ease of doing business, enhancing Agent and Employee productivity and access to information. Several of these initiatives are underway and others are in the planning or preliminary development stages. The entire cost and duration of the program is not yet determined but is not expected to have a material financial impact to the Company in any single period.
Other aspects of the Company’s eCommerce program included Agent connectivity and development of robust customer-centric information systems. The development of an enterprise information repository began in 2006 and development is ongoing. Overall costs for this development are not yet estimable as the scope and timing of this development is still under consideration by management. Management is also exploring alternatives for further development of Agency interface systems but is unable to estimate the timing and cost of these efforts at this early stage of evaluation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in such risks or the Company’s periodic reviews of asset and liability positions during the three months ended September 30, 2006. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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

ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
July 1 – 31, 2006	251,359	$50.08	248,626
August 1 – 31, 2006	80,236	49.85	80,236
September 1 – 30, 2006	0	0.00	0

Total	331,595		328,862	$130,000,000

The month of July 2006 includes 2,733 shares that vested under the stock compensation plan for the Company’s outside directors. Included in this amount are the vesting of 2,493 of awards previously granted and 240 dividend equivalent shares that vest as they are granted (as dividends are declared by the Company).
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

Erie Indemnity Company

(Registrant)

Date: November 1, 2006	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO