Form 10-K
period 2006-12-31
ERIE INDEMNITY CO
filed 2007-02-26
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Class A Common Stock, stated value $.0292 per share, listed on the NASDAQ Stock Market, LLC
Class B Common Stock, stated value $70 per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☑                 Accelerated filer ☐                 Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Aggregate market value of voting stock of non-affiliates: There is no active market for the Class B voting stock. The Class B stock is closely held with few shareholders.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 57,705,993 shares of Class A Common Stock and 2,573 shares of Class B Common Stock outstanding on February 16, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (the “Annual Report”) are incorporated by reference into Parts I, II and III of this Form 10-K Report.
2.	Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 17, 2007 are incorporated by reference into Parts I and III of this Form 10-K Report.

PART I
Item 1. Business
General
Erie Indemnity Company (Company), a Pennsylvania corporation, operates predominantly as the management services company that provides sales, underwriting and policy issuance services to the policyholders of Erie Insurance Exchange (Exchange). The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact. We have served as the attorney-in-fact for the policyholders of the Exchange since 1925. We also operate as a property/casualty insurer through our three wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company and Erie Insurance Company of New York. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, along with our three insurance subsidiaries (collectively, the Property and Casualty Group) write a broad line of personal and commercial lines property and casualty coverages and pool their underwriting results. Our financial position or results of operations are not consolidated with the Exchange’s. We also own 21.6% of the common stock of Erie Family Life Insurance Company (EFL), an affiliated life insurance company of which the Exchange owns 78.4%. We, together with our subsidiaries, affiliates and the Exchange operate collectively as the Erie Insurance Group.
Business segments
We operate our business as three reportable segments – management operations, insurance underwriting operations and investment operations. Financial information about these segments is set forth in and referenced to Note 20 of the “Notes to Consolidated Financial Statements” included in the Annual Report. Further discussion of financial results by operating segment is provided in and referenced to “Management’s Discussion and Analysis” also included in the 2006 Annual Report.
Description of business
For our services as attorney-in-fact, we charge the Exchange a management fee calculated as a percentage, limited to 25% of the direct written premiums of the Property and Casualty Group. Management fees accounted for approximately 72% of our revenues in 2006 and 2005 and approximately 74% in 2004.
We have an interest in the growth and financial condition of the Exchange as 1) the Exchange is our sole customer and 2) our earnings are largely generated from fees based on the direct written premium of the Exchange and other members of the Property and Casualty Group. The Property and Casualty Group underwrites a broad range of personal and commercial insurance using its independent agency force as its sole distribution channel. The Property and Casualty Group is represented by nearly 1,800 independent agencies comprising almost 8,000 licensed representatives. The Property and Casualty Group operates primarily in the Midwest, mid-Atlantic and southeast regions of the United States (Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin and the District of Columbia). (See the table “Premiums written as a percent of total by state” included in and referenced to the Management’s Discussion and Analysis in the 2006 Annual Report.) While sales, underwriting and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 23 field offices throughout its operating region to provide claims services and marketing support for the independent agents.
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
The members of the Property and Casualty Group pool their underwriting results. Under the pooling agreement, the Exchange assumes 94.5% of the pool. Accordingly, the underwriting risk of the Property and Casualty Group’s business is largely borne by the Exchange, which had $4.1 billion and $3.4 billion of statutory surplus at December 31, 2006 and 2005, respectively. Through the pool, our property/casualty insurance subsidiaries currently assume 5.5% of the Property and Casualty Group’s underwriting results, and, therefore, we also have a direct incentive to manage the insurance underwriting as effectively as possible.

Principal Products
The Property and Casualty Group seeks to insure standard and preferred risks primarily in personal and commercial lines. In 2006, personal lines comprised 70% of direct written premium revenue of the Property and Casualty Group while commercial lines made up the remaining 30%.
The principal products in personal lines are private passenger automobile (48%) and homeowners (20%) while the principal commercial lines consist of multi-peril (11%), workers’ compensation (7%) and commercial automobile (8%).
Competition
The personal lines automobile and homeowners businesses are highly competitive. Property and casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, the Property and Casualty Group, faces competition within its appointed agencies based on ease of doing business, product, price and service relationships. The market is competitive with some carriers filing rate decreases while others focus on acquiring business through other means, such as increases in advertising and effective utilization of technology. Some carriers have increased the amount of advertising in an effort to retain profitable business. The Exchange ranked as the 15th largest automobile insurer in the United States based on 2005 direct written premiums and as the 21st largest property/casualty insurer in the United States based on 2005 total lines net premium written according to A.M. Best Company, Inc.
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
The Erie Insurance Group has followed several strategies that we believe will result in long-term underwriting performance which exceeds those of the property/casualty industry in general. First, the Erie Insurance Group employs an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. With the recent introduction of insurance scoring and a new pricing segmentation model into the underwriting and pricing processes, the Property and Casualty Group has continued to refine its risk measurement and price segmentations model. Second, Erie Insurance Group’s management focuses on consistently providing superior service to policyholders and agents. Third, the Erie Insurance Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale from centralized accounting, administrative, underwriting, investment, information management and other support services.
Finally, we carefully select the independent agencies that represent the Property and Casualty Group. The Property and Casualty Group seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. We have ongoing, direct communications with the agency force. Agents have access to a number of venues we sponsor designed to promote sharing of ideas, concerns and suggestions with the senior management of the Property and Casualty Group with the goal of improving communications and service. We continue to evaluate new ways to support our agents’ efforts, from marketing programs to identifying potential customer leads, to grow the business of the Property and Casualty Group. These efforts have resulted in outstanding agency penetration and the ability to sustain long-term agency partnerships. The higher agency penetration and long-term relationships allow for greater efficiency in providing agency support and training.

Employees
We employed almost 4,300 people at December 31, 2006, of which approximately 2,100 provide claims specific services exclusively for the Property and Casualty Group and approximately 140 perform services exclusively for EFL. Both the Exchange and EFL reimburse us at least quarterly for the cost of these services.
Reserves for losses and loss adjustment expenses
The following table illustrates the change over time of the loss and loss adjustment expense reserves established for our property/casualty insurance subsidiaries at the end of the last ten calendar years. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future redundancies or deficiencies based on this data. Our incurred but not reported reserves are developed considering the Property and Casualty Group as a whole. Incurred but not reported reserves are allocated to members of the Property and Casualty Group based on each member’s proportionate share of earned premiums. Additional discussion of our reserve methodology can be found in and is referenced to the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis” in the 2006 Annual Report.
Property and Casualty Subsidiaries of Erie Indemnity Company
Reserves for Unpaid Losses and Loss Adjustment Expenses

	At December 31,
(amounts in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Gross liability for unpaid losses and loss adjustment expense (“LAE”)	$413.4	$426.2	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6
Gross liability re-estimated as of:
One year later	410.8	431.2	477.0	516.2	622.6	727.2	832.2	927.5	980.3

Two years later	411.5	448.7	487.2	567.1	635.1	736.3	843.3	935.6

Three years later	422.5	453.3	518.6	567.2	649.1	755.5	880.2

Four years later	420.5	471.9	518.5	588.7	669.9	767.8

Five years later	435.6	472.2	541.1	619.0	713.1

Six years later	438.3	492.3	568.9	642.1

Seven years later	456.2	516.4	616.6

Eight years later	480.1	545.8

Nine years later	506.7

Cumulative (deficiency) redundancy	(93.3)	(119.6)	(183.7)	(164.2)	(155.8)	(50.8)	(34.7)	7.4	39.2

Gross liability for unpaid losses and LAE	$413.4	$426.2	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6
Reinsurance recoverable on unpaid losses	323.9	334.8	337.9	375.6	438.6	577.9	687.8	765.6	825.9	872.4

Net liability for unpaid losses and LAE	$89.5	$91.4	$95.0	$102.3	$118.7	$139.1	$157.7	$177.4	$193.6	$201.2

Net re-estimated liability as of:
One year later	$88.9	$92.5	$104.7	$109.8	$126.6	$140.9	$162.6	$181.2	$183.0

Two years later	89.1	96.2	106.2	116.0	127.0	144.6	171.9	179.3

Three years later	91.5	97.2	110.6	116.2	131.9	155.7	173.8

Four years later	91.0	101.2	110.8	120.9	143.6	157.6

Five years later	94.3	101.3	115.3	132.5	146.2

Six years later	94.9	105.6	124.8	135.0

Seven years later	98.8	110.8	126.7

Eight years later	103.9	113.2

Nine years later	106.6

Cumulative (deficiency) redundancy	($17.1)	($21.8)	($31.7)	($32.7)	($27.5)	($18.5)	($16.1)	($1.9)	$8.1

The development of loss and loss adjustment expenses are presented on a gross basis (gross of ceding transactions in the intercompany pool) and a net basis (the amount remaining as our exposure after ceding amounts through the intercompany pool and our insurance subsidiaries assuming their 5.5% of the pool, as well as transactions under the excess-of-loss reinsurance agreement with the Exchange).
Our 5.5% share of the loss and loss reserves of the Property and Casualty Group are shown in the net presentation and are more representative of the actual development of the property/casualty insurance losses accruing to our subsidiaries. The gross presentation is shown to be consistent with the balance sheet presentation of reinsurance transactions which requires direct and ceded amounts to be presented separate from one another, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”, i.e. the gross liability for unpaid losses and LAE of $1,073.6 million at December 31, 2006 agrees to the gross balance sheet amount; however, factoring in the reinsurance recoverables of $872.4 million at December 31, 2006 presented in the balance sheet results in the net obligation to us of $201.2 million at December 31, 2006. The development on a gross basis is not necessarily indicative of our property/casualty insurance subsidiaries loss reserve development as the remaining transactions (ceded) are not reflected in the amounts.
Reserves for Unpaid Losses and Loss Adjustment Expenses (Continued)

				At December 31
(amounts in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Cumulative amount of gross liability paid through:
One year later	$136.9	$145.4	$158.9	$174.4	$194.3	$217.0	$259.1	$271.4	$292.4

Two years later	211.5	228.2	244.9	270.9	302.1	351.0	410.6	423.1

Three years later	256.8	274.9	297.6	326.1	372.5	434.7	493.7

Four years later	280.5	300.9	326.9	361.3	418.9	461.9

Five years later	295.9	315.8	347.0	384.8	440.9

Six years later	306.0	325.9	362.9	384.4

Seven years later	313.1	336.6	387.6

Eight years later	321.9	352.6

Nine years later	332.5

Cumulative amount of net liability paid through:
One year later	$31.3	$33.6	$38.9	$41.2	$47.3	$50.5	$58.5	$54.5	$58.7

Two years later	48.3	52.4	59.2	64.9	72.9	80.9	86.7	89.3

Three years later	59.2	63.9	73.5	78.5	91.0	95.5	108.5

Four years later	65.5	71.3	80.8	88.3	97.8	107.8

Five years later	70.0	74.9	86.7	91.7	105.1

Six years later	72.1	78.4	90.6	96.0

Seven years later	74.5	81.4	93.7

Eight years later	76.8	84.1

Nine years later	79.2

The Property and Casualty Group discounts workers’ compensation reserves on a nontabular basis only. The workers’ compensation reserves are discounted at a 2.5% interest rate as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The discount is based upon the Property and Casualty Group’s historical workers’ compensation payout pattern. Our unpaid losses and loss adjustment expenses reserve was reduced by $5.0 million and $4.6 million at December 31, 2006 and 2005, respectively, as a result of this discounting.
A reconciliation of our property/casualty insurance subsidiaries’ claims reserves can be found at Note 12 of the “Notes to Consolidated Financial Statements” contained in the 2006 Annual Report. Additional discussion of reserve activity can be found in and is referenced to the “Financial Condition” section of “Management’s Discussion and Analysis” in the 2006 Annual Report.

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
The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property/casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. Involuntary programs generated underwriting gains of $1.9 million for the Property and Casualty Group in 2006, compared to losses primarily from hurricanes in states supported by these programs of $12.5 million and $26.7 million in 2005 and 2004, respectively. Our share of underwriting gains related to involuntary programs was $.1 million in 2006, and our share of losses was $.7 million in 2005.
Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine us and the Property and Casualty Group at any time, require disclosure of material transactions with the insurers and us as an insurance holding company and require prior approval of certain transactions between the Property and Casualty Group and us.
All transactions within the holding company system affecting the insurers we manage are filed with the applicable insurance departments and must be fair and reasonable. Approval of the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer. In some states, the acquisition of 10% or more of the outstanding common stock of an insurer or its holding company is presumed to be a change in control.
Internet access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.erieinsurance.com as soon as reasonably practicable after such material is filed electronically with the SEC. Our Code of Conduct is available on our website and in printed form upon request. Also copies of our annual report will be made available, free of charge, upon written request.

Item 1A. Risk Factors
Our business involves various risks and uncertainties, including, but not limited to those discussed in this section, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report including the consolidated financial statements and the related notes. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be adversely affected. The risks described below are not the only ones we face. Additional risks may also have a significant or material adverse effect on our business, financial condition, operating results or liquidity.
Risk factors related to our business and relationships with third parties
If the management fee rate paid by the Exchange is reduced, if there is a significant decrease in the amount of premiums written by the Exchange, or if the costs of providing services to the Exchange are not controlled, revenues and profitability could be materially adversely affected.
We are dependent upon management fees paid by the Exchange, which represent our principal source of revenue. The management fee rate is determined by the Board of Directors and may not exceed 25% of the direct written premiums of the Property and Casualty Group. The Board of Directors sets the management fee rate each December for the following year. However, at their discretion, the rate can be changed at any time. The factors considered by the Board in setting the management fee rate include our financial position in relation to the Exchange and the long-term needs of the Exchange for capital and surplus to support its continued growth and competitiveness. If the Board of Directors determines that the management fee rate should be reduced, our revenues and profitability could be materially adversely affected.
Management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the direct premiums written by the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement. Accordingly, any reduction in direct premiums written by the Property and Casualty Group would have a proportional negative effect on our revenues and net income.
Pursuant to the attorney-in-fact agreements with the policyholders of the Exchange, we are appointed to perform certain services, regardless of the cost to us of providing those services. These services relate to the sales, underwriting and issuance of policies on behalf of the Exchange. We would lose money or be less profitable if the cost of providing those services increases significantly.
We are subject to credit risk from the Exchange because the management fees from the Exchange are not paid immediately when earned. Our property/casualty insurance subsidiaries are subject to credit risk from the Exchange because the Exchange assumes a higher insurance risk under an intercompany pooling arrangement than is proportional to its direct business contribution to the pool.
We recognize management fees due from the Exchange as income when the premiums are written because at that time we have performed substantially all of the services we are required to perform, including sales, underwriting and policy issuance activities. However, such fees are not paid to us by the Exchange until the Exchange collects the premiums from policyholders. As a result, we hold receivables for management fees earned and due us.
We also hold receivables from the Exchange for costs we pay on the Exchange’s behalf and for reinsurance under the intercompany pooling arrangement. Our total receivable from the Exchange, including the management fee, reimbursable costs we paid on behalf of the Exchange and total amounts recoverable from the intercompany pool, totaled $1.2 billion or 39.3% of our total assets at December 31, 2006.
Two of our wholly-owned property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, are parties to the intercompany pooling arrangement with the Exchange. Under this pooling arrangement, our insurance subsidiaries cede 100% of their property/casualty underwriting business to the Exchange, which retrocedes 5% of the pooled business to Erie Insurance Company and .5% to Erie Insurance Company of New York. In 2006, approximately 83% of the pooled direct property/casualty business was originally generated by the Exchange and its subsidiary, while 94.5% of the pooled business is retroceded to the Exchange under the intercompany pooling arrangement. Accordingly, the Exchange assumes a higher insurance risk than is proportional to the insurance business it contributes to the pool. In 2006, our insurance subsidiaries wrote 17% of the direct premiums, while assuming only 5.5% of the risk. This poses a credit risk to our property/casualty subsidiaries participating in the pool as they retain the responsibility to their direct policyholders if the Exchange is unable to meet its reinsurance obligations.
Our financial condition may suffer because of declines in the value of the securities held in our investment portfolio that constitute a significant portion of our assets.
Our fixed income securities investments, which totaled $837 million at December 31, 2006 and comprised 28% of total assets, are exposed to price risk and to risk from changes in interest rates as well as credit risk related to the issuer. We do not hedge our exposure to interest rate risk as we have the ability to hold fixed income securities to maturity. Our investment strategy achieves a balanced maturity schedule in order to moderate investment income in the event of interest rate declines in a year in which a large amount of securities could be redeemed or mature.
At December 31, 2006, we had investments in marketable securities of approximately $251 million and investments in limited partnerships of approximately $231 million, or 8.2% and 7.6% of total assets, respectively. In addition, we are obligated to invest up to an additional $227 million in limited partnerships, including in partnerships for U.S. and foreign private equity, real estate and fixed income investments. Limited partnerships are generally less liquid than publicly traded securities. All of our marketable security investments are subject to market volatility. Our marketable securities have exposure to price risk and the volatility of the equity markets and general economic conditions.
To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted.
We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer and our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. If our policy for determining the recognition of impaired positions were different, our Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. See also Note 3 of the “Notes to Consolidated Financial Statements” contained in the 2006 Annual Report.
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
As discussed previously, the property/casualty insurance industry is highly competitive on the basis of product, price and service. If competitors offer property/casualty products with more coverage and/or better service, or offer lower rates, the Property and Casualty Group’s ability to grow and renew its business may be adversely impacted.
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
Technological development is necessary to reduce our cost and the Property & Casualty Group’s operating costs and to facilitate agents’ and policyholders’ ability to do business with the Property & Casualty Group. If the Erie Insurance Group is unable to keep pace with the advancements being made in technology, its ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if the Erie Insurance Group is unable to update or replace its legacy policy administration systems as they become obsolete or as emerging technology renders them competitively inefficient, the Property & Casualty Group’s competitive position would be adversely affected.
Premium rates and reserves must be established for members of the Property and Casualty Group from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period. Our underwriting profitability could be adversely affected to the extent such premium rates or reserves are too low.
One of the distinguishing features of the property and casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Accordingly, premium rates must be established from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period and may not prove to be adequate. Further, property and casualty insurers establish reserves for losses and loss adjustment expenses based upon estimates, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If pricing or reserves established by a member of the Property and Casualty Group are not sufficient, our underwriting profitability may be adversely impacted.
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
Terrorist attacks could cause losses from insurance claims related to the property/casualty insurance operations, as well as a decrease in our shareholders’ equity, net income or revenue. The Terrorism Risk Insurance Act of 2005 requires that some coverage for terrorist loss be offered by primary commercial property insurers and provides Federal assistance for recovery of claims through 2007. While the Property and Casualty Group is exposed to terrorism losses in commercial lines including workers’ compensation, these lines are afforded a limited backstop above insurer deductibles for foreign acts of terrorism under this federal program. The Property and Casualty Group has no personal lines terrorist coverage in place. The Property and Casualty Group could incur large net losses if future terrorism attacks occur.
The Property and Casualty Group maintains a property catastrophe reinsurance treaty that was renewed effective January 1, 2007 that provides coverage of 95% of a loss up to $400 million in excess of the Property and Casualty Group’s loss retention of $400 million per occurrence. This treaty excludes losses from acts of terrorism. Nevertheless, catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely effect our underwriting profitability. We are particularly exposed to an Atlantic hurricane in our homeowners lines of insurance in the states of North Carolina, Virginia, Maryland and Pennsylvania.
The Property and Casualty Group depends on independent insurance agents, which exposes the Property and Casualty Group to risks not applicable to companies with dedicated agents or other forms of distribution.
The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive agencies. These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally they also sell competitors’ insurance products. As a result, the Property and Casualty Group’s business depends in part on the marketing and sales efforts of these agencies. To the extent these agencies’ marketing efforts cannot be maintained at their current levels of volume or they bind the Property and Casualty Group to unacceptable insurance risks, fail to comply with established underwriting guidelines or otherwise improperly market the Property and Casualty Group’s products, the results of operations and business of the Property and Casualty Group could be adversely affected. To the extent the agencies choose to place significant or all of their business with competing insurance companies, the results of operations and business of the Property and Casualty Group could also be adversely affected.
The business of the Property and Casualty Group may not continue to grow and may be materially adversely affected if the we cannot retain existing, and attract new, independent agencies or if insurance consumers increase use of other insurance delivery systems.
The continued growth of the business of members of the Property and Casualty Group is partially dependent upon our ability to retain existing, and attract new, independent agencies for the Property and Casualty Group. The following factors are among those that may cause the growth and retention in the number of independent agencies of the Property and Casualty Group, and thereby growth in revenue of its members, to be slower than it otherwise would have been:
•	There is significant competition to attract independent agencies;

•	Our process to select a new independent agency is intensive and typically requires from three to six months;

•	We have stringent criteria for new independent agencies and requires adherence by independent agencies to consistent underwriting standards; and

•	We may be required to reduce agents’ commissions, bonuses and other incentive, thereby reducing our attractiveness to agencies.
The Property and Casualty Group sells insurance solely through its network of independent agencies. The Property and Casualty Group’s competitors sell insurance through a variety of delivery methods, including independent agencies, captive agencies, the Internet and direct sales. To the extent that business migrates to a delivery system other than independent agencies because of changing consumer preferences, the business of the Property and Casualty Group will be adversely affected. Independent agents may also choose to place business with other insurers based on their consideration of product features, pricing, compensation to be earned, technological ease of doing business and other factors.
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

Our ability to attract, develop and retain talented employees, managers and executives is critical to our success.
Our success depends on our ability to attract, develop and retain talented employees, including executives and other key management. Our loss of certain key officers and employees or the failure to attract and develop talented new executives and management could have an adverse effect on our business.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and our other business activities during 2006 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

Item 1B. Unresolved SEC Comments
None.
Item 2. Properties
The member companies of the Erie Insurance Group (the Company and our subsidiaries, the Exchange and its subsidiary and EFL) share a corporate home office complex in Erie, Pennsylvania, which is comprised of 497,000 square feet. The home office complex is owned by the Exchange. We are charged rent expense for the related square footage we occupy.
We also operate 23 field offices, including the Erie branch office, in 11 states. Eighteen of these offices provide both agency support and claims services and are referred to as Branch Offices, while the remaining five provide only claims services and are considered Claims Offices. We own three field offices. Three other field offices are owned by the Exchange and leased to us. We incurred rent expense for both the home office complex and the field offices leased from the Exchange totaling $9.2 million in 2006.
One field office is owned by EFL and leased to us. The rent expense for the field office leased from EFL was $0.4 million in 2006.
The remaining 16 field offices are leased from various unaffiliated parties. In addition to these field offices, we lease a warehouse facility from an unaffiliated party. During 2003, we entered into a lease for a building in the vicinity of the home office complex. This additional space is used to house certain home office employees. During 2005, we entered into a lease for office space for our corporate financial personnel. Total lease payments to external parties amounted to $3.1 million in 2006. Lease commitments for these properties expire periodically through 2011.
The total operating expense, including rent expense, for all office space we occupied in 2006 was $22.4 million. This amount was reduced by allocations to the Property and Casualty Group of $14.3 million for claims operations. This net amount after allocations is reflected in our cost of management operations.
Item 3. Legal Proceedings
Reference is made to Note 19 contained in the “Notes to Consolidated Financial Statements” in the 2006 Annual Report.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
As of February 16, 2007, there were approximately 988 beneficial shareholders of record of our Class A non-voting common stock and 20 beneficial shareholders of record of our Class B voting common stock.
Reference is made to “Market Price of and Dividends on Common Stock and Related Shareholder Matters” in the 2006 Annual Report, for information regarding our high and low trading prices, dividends and performance graph.
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Plan	the Plan
October 1 – 31, 2006	2,733	$50.65	0

November 1 – 30, 2006	17,479	51.69	17,479

December 1 – 31, 2006	0		0

Total	20,212		17,479	$130,000,000

The month of October 2006 includes shares that vested under the stock compensation plan for our outside directors of 2,733. Included in this amount are the vesting of 2,493 of awards previously granted and 240 dividend equivalent shares that vest as they are granted (as dividends are declared by us).
Item 6. Selected Consolidated Financial Data
Reference is made to “Selected Consolidated Financial Data” in the 2006 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report.
Item 8. Financial Statements and Supplementary Data
Reference is made to the “Consolidated Financial Statements” and the “Quarterly Results of Operations” contained in the “Notes to Consolidated Financial Statements” in the 2006 Annual Report.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s annual report on internal control over financial reporting and the attestation report of our registered public accounting firm are included in Exhibit 13 under the headings “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and incorporated herein by reference.
Item 9B. Other Information
There was no additional information in the fourth quarter of 2006 that has not already been filed in a Form 8-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to our directors, audit committee, and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to our definitive Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 17, 2007.
We have adopted a code of conduct that applies to all of our directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. We previously filed a copy of this Code of Conduct as Exhibit 14 to the Registrant’s 2003 Form 10–K Annual Report as filed with the SEC on March 8, 2004. We have also made the Code of Conduct available on our website at http://www.erieinsurance.com.
Jan Van Gorder, Senior Executive Vice President, Secretary and General Counsel, retired effective December 31, 2006. To facilitate a smooth transition, Mr. Van Gorder remains an individual consultant until such time as a successor is selected from a slate of internal and external candidates. Certain information as to our executive officers is as follows:

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/06	Erie Insurance Group

President & Chief
Executive Officer

Jeffrey A. Ludrof	47	President and Chief Executive Officer of Erie Indemnity Company, Erie Family Life Insurance Company (EFL), Erie Insurance Company, Flagship City Insurance Company (Flagship), Erie Insurance Company of New York (Erie NY), and Erie Insurance Property and Casualty Company (Erie P&C) since May 8, 2002. Executive Vice President–Insurance Operations of Erie Indemnity Company, Erie Insurance Co., Flagship, Erie P&C, and Erie NY 1999–May 8, 2002.

Executive Vice Presidents

Philip A. Garcia	50	Executive Vice President and Chief Financial Officer since 1997. Director, the Erie NY, Flagship and Erie P&C.

Michael J. Krahe	53	Executive Vice President–Human Development and Leadership since January 2003; Senior Vice President 1999–December 2002. Director, the Erie NY, Flagship and Erie P&C.

Thomas B. Morgan	43	Executive Vice President–Insurance Operations since January 2003; Senior Vice President October 2000– December 2002; Assistant Vice President and Branch Manager 1997–October 2001; Director, Erie NY, Erie P&C and Flagship.

Senior Vice President
Douglas F. Ziegler	56	Senior Vice President, Treasurer and Chief Investment Officer since 1993. Director, the Erie NY, Flagship and Erie P&C.

Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated by reference to the “Executive Compensation” section, including the “Compensation Discussion and Analysis” within our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, our property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As our operations are interrelated with the operations of the Exchange, our results of operations are largely dependent on the success of the Exchange. Reference is made to Note 15 of the “Notes to Consolidated Financial Statements” in the 2006 Annual Report, for a further discussion of the financial results of the Exchange.
Reference is also made to Note 13 of the “Notes to Consolidated Financial Statements” in the 2006 Annual Report, for a complete discussion of related party transactions.
Information with respect to certain relationships with our directors is incorporated by reference to our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2007.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2007.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) Financial statements, financial statement schedules and exhibits filed:
                    (1) Consolidated Financial Statements
                    (2) Financial Statement Schedules

Erie Indemnity Company and Subsidiaries:

Schedule I. Summary of Investments – Other than Investments in Related Parties	20

Schedule IV. Reinsurance	21

Schedule VI. Supplemental Information Concerning Property/Casualty Insurance Operations	22
All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.
* Refers to the respective page of Erie Indemnity Company’s 2006 Annual Report to Shareholders. The “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements and Auditors’ Report” thereon on pages 47 to 84 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 1, 5, 6, 7, 7a, 8 and 13, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.
                    (3) Exhibits: See Exhibit Index on page 24 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2007	ERIE INDEMNITY COMPANY
(Registrant)
/s/ Jeffrey A. Ludrof
Jeffrey A. Ludrof, President and CEO (principal executive officer)
/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO (principal financial officer)
/s/ Timothy G. NeCastro
Timothy G. NeCastro, Senior Vice President & Controller (principal accounting officer)
Board of Directors

/s/ Kaj Ahlmann	/s/ C. Scott Hartz

Kaj Ahlmann	C. Scott Hartz

/s/ John T. Baily	/s/ F. William Hirt

John T. Baily	F. William Hirt

/s/ J. Ralph Borneman, Jr.	/s/ Claude C. Lilly, III

J. Ralph Borneman, Jr.	Claude C. Lilly, III

/s/ Patricia Garrison-Corbin	/s/ Jeffrey A. Ludrof

Patricia Garrison-Corbin	Jeffrey A. Ludrof

/s/ John R. Graham	/s/ Lucian L. Morrison

John R. Graham	Lucian L. Morrison

/s/ Jonathan Hagen	/s/ Thomas W. Palmer

Jonathan Hagen	Thomas W. Palmer

/s/ Susan Hirt Hagen	/s/ Robert C. Wilburn

Susan Hirt Hagen	Robert C. Wilburn

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2006

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position

(In Thousands)
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$3,765	$3,879	$3,879
Municipal securities	330,239	331,613	331,613
Foreign government	2,000	2,009	2,009
U.S. corporate debt	357,177	359,735	359,735
Foreign corporate debt	82,929	84,532	84,532
Mortgage-backed securities	14,611	14,721	14,721
Asset-backed securities	18,117	18,090	18,090
Redeemable preferred stock	21,223	22,159	22,159
Equity securities:
U.S. common stock	71,932	88,303	88,303
Foreign common stock	23,106	28,943	28,943
U.S. nonredeemable preferred stock	123,042	127,855	127,855
Foreign nonredeemable preferred stock	5,130	5,546	5,546

Total fixed maturities and equity securities	$1,053,271	$1,087,385	$1,087,385

Real estate mortgage loans	4,726	4,726	4,726
Limited partnerships	200,166	230,946	230,946

Total investments	$1,258,163	$1,323,057	$1,323,057

SCHEDULE IV — REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
(In Thousands)	Direct	Companies	Companies	Amount	to Net

December 31, 2006 Premiums for the year Property and Liability Insurance	$661,215	$674,660	$227,110	$213,665	106.3%

December 31, 2005 Premiums for the year Property and Liability Insurance	$704,366	$714,787	$226,245	$215,824	104.8%

December 31, 2004 Premiums for the year Property and Liability Insurance	$699,533	$717,236	$225,905	$208,202	108.5%

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

	Deferred		Discount, if
	Policy	Reserve for	any deducted			Net
	Acquisition	Unpaid Loss	from	Unearned	Earned	Investment
	Costs	& LAE	reserves*	Premiums	Premiums	Income
(in Thousands)
December 31, 2006
Consolidated P&C Entities	$16,197	$1,073,570	$4,980	$424,282	$213,665	$23,199
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,197	$1,073,570	$4,980	$424,282	$213,665	$23,199

December 31, 2005
Consolidated P&C Entities	$16,436	$1,019,459	$4,582	$454,409	$215,824	$20,267
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,436	$1,019,459	$4,582	$454,409	$215,824	$20,267

December 31, 2004
Consolidated P&C Entities	$17,112	$943,034	$4,094	$472,553	$208,202	$22,470
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$17,112	$943,034	$4,094	$472,553	$208,202	$22,470

*	Workers’ compensation case and incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (CONTINUED)

			Amortization
			of Deferred
	Loss and Loss Adjustment		Policy
	Expense Incurred Related To		Acquisition	Net Loss &	Premiums
	Current Year	Prior Years	Costs	LAE Paid	Written
(in Thousands)
@ 12/31/06
Consolidated P&C Entities	$151,979	($12,349)	$33,306	$130,556	$209,304
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$151,979	($12,349)	$33,306	$130,556	$209,304

@ 12/31/05
Consolidated P&C Entities	$146,312	($5,926)	$34,227	$126,314	$214,149
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$146,312	($5,926)	$34,227	$126,314	$214,149

@ 12/31/04
Consolidated P&C Entities	$153,563	($343)	$34,341	$133,466	$216,398
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$153,563	($343)	$34,341	$133,466	$216,398

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.5@@	Amended and Restated By-laws of Registrant Section 2.07(a) effective September 9, 2003

3.6@@@	Amended and Restated By-laws of Registrant effective December 18, 2006

10.67@	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2003 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.68*	Addendum to Aggregate Excess of Loss Reinsurance Contract effective January 1, 2004 between Erie Insurance Exchange, by and through its Attorney-in-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.69*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.70*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.71*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Michael J. Krahe

10.72*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.73*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.74*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.75*	Addendum to Employment Agreement effective December 12, 2003 by and between Erie Indemnity Company and Douglas F. Ziegler

10.76*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.77*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.78*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and John J. Brinling, Jr.

10.79*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Jan R. Van Gorder

10.80*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Michael J. Krahe

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.81*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Philip A. Garcia

10.82*	Insurance bonus agreement effective December 23, 2003 by and between Erie Indemnity Company and Thomas B. Morgan

10.83**	Annual Incentive Plan effective March 2, 2004

10.84**	Long-term Incentive Plan effective March 2, 2004

10.85***	Termination of Aggregate Excess of Loss Reinsurance Contract effective December 31, 2005 between Erie Insurance Exchange, by and through its Attorney-In-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.86	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 2005	27

10.87	Employee Savings Plan of Erie Insurance Group, effective as of January 1, 2006	99

10.88	Amended and Restated Quota Share Reinsurance Agreement dated December 29, 2006 between Erie Insurance Exchange and Flagship City Insurance Company	155

10.89	Amended and Restated Quota Share Reinsurance Agreement dated December 29, 2006 between Erie Insurance Exchange and Erie Insurance Property & Casualty Company	159

10.90	Amended and Restated Reinsurance Pooling Agreement between Erie Insurance Exchange, Erie Insurance Company and Erie Insurance Company of New York, effective January 1, 2007	163

13	2006 Annual Report to Shareholders — Reference is made to the Annual Report furnished to the Commission	171

14*	Code of Conduct

21	Subsidiaries of Registrant	245

23	Consent of Independent Registered Public Accounting Firm	246

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	247

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	248

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	249

@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended March 31, 2003 that was filed with the Commission on April 24, 2003.

@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q quarterly report for the quarter ended September 30, 2003 that was filed with the Commission on October 29, 2003.

@@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on December 20, 2006.

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2004 that was filed with the Commission on February 24, 2005.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2005 that was filed with the Commission on February 22, 2006.