Form 10-Q
period 2007-03-31
ERIE INDEMNITY CO
filed 2007-05-02
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
Commission file number 0-24000
ERIE INDEMNITY COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0466020

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip Code)
(814) 870-2000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Class A Common Stock, with no par value and a stated value of $.0292 per share was 57,340,743 at April 25, 2007.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share was 2,571 at April 25, 2007.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Position—March 31, 2007 and December 31, 2006
Consolidated Statements of Operations—Three months ended March 31, 2007 and 2006
Consolidated Statements of Comprehensive Income—Three months ended March 31, 2007 and 2006
Consolidated Statements of Cash Flows—Three months ended March 31, 2007 and 2006
Notes to Consolidated Financial Statements—March 31, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-10.91
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

INVESTMENTS
Fixed maturities at fair value (amortized cost of $828,079 and $830,061, respectively)	$836,323	$836,738
Equity securities at fair value (cost of $228,425 and $223,210, respectively)	254,970	250,647
Limited partnerships (cost of $210,916 and $200,166, respectively)	249,401	230,946
Real estate mortgage loans	4,685	4,726

Total investments	1,345,379	1,323,057

Cash and cash equivalents	10,578	60,241
Accrued investment income	12,000	11,374
Premiums receivable from policyholders	242,280	247,187
Federal income taxes recoverable	0	9,092
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	850,744	872,388
Ceded unearned premiums to Erie Insurance Exchange	114,452	114,148
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	193,622	208,522
Reinsurance recoverable from non-affiliates	2,104	2,097
Deferred policy acquisition costs	15,956	16,197
Equity in Erie Family Life Insurance	59,033	57,162
Securities lending collateral	30,467	22,784
Pension plan asset	4,783	7,108
Other assets	73,947	63,004

Total assets	$2,980,345	$3,039,361

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$1,048,909	$1,073,570
Unearned premiums	418,949	424,282
Commissions payable and accrued	129,434	126,077
Agent bonuses	20,646	90,556
Securities lending collateral	30,467	22,784
Accounts payable and accrued expenses	43,520	41,723
Deferred executive compensation	23,811	29,713
Federal income taxes payable	7,602	0
Deferred income taxes	17,808	8,343
Dividends payable	23,152	23,265
Employee benefit obligations	34,824	37,200

Total liabilities	1,799,122	1,877,513

SHAREHOLDERS’ EQUITY
Capital stock:
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; issued 68,224,800 shares; 57,493,790 and 57,776,329 shares outstanding, respectively	1,990	1,990
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; and 2,573 shares authorized, issued and outstanding	180	180
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	6,660	5,422
Retained earnings	1,651,865	1,618,656

Total contributed capital and retained earnings	1,668,525	1,634,078

Treasury stock, at cost, 10,731,010 and 10,448,471 shares, respectively	(487,302)	(472,230)

Total shareholders’ equity	1,181,223	1,161,848

Total liabilities and shareholders’ equity	$2,980,345	$3,039,361

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
OPERATING REVENUE
Management fee revenue, net	$216,020	$220,102
Premiums earned	51,974	54,026
Service agreement revenue	7,418	7,592

Total operating revenue	275,412	281,720

OPERATING EXPENSES
Cost of management operations	179,886	183,154
Losses and loss adjustment expenses incurred	32,234	30,053
Policy acquisition and other underwriting expenses	11,995	14,501

Total operating expenses	224,115	227,708

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	13,978	15,000
Net realized gains on investments	1,890	784
Equity in earnings of limited partnerships	12,518	4,142

Total investment income — unaffiliated	28,386	19,926

Income before income taxes and equity in earnings of Erie Family Life Insurance	79,683	73,938
Provision for income taxes	24,592	25,077
Equity in earnings of Erie Family Life Insurance, net of tax	1,270	605

Net income	$56,361	$49,466

Net income per share
Class A common stock – basic	$0.97	$0.81
Class A common stock – diluted	0.88	0.73
Class B common stock – basic and diluted	149.01	121.08

Weighted average shares outstanding – basic
Class A common stock	57,691,289	60,630,395
Class B common stock	2,573	2,833
Weighted average shares outstanding – diluted
Class A common stock	63,906,458	67,505,125
Class B common stock	2,573	2,833

Dividends declared per share:
Class A common stock	$0.40	$0.36
Class B common stock	60.00	54.00
See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2007	2006
Net income	$56,361	$49,466

Gross unrealized gains (losses) arising during period	3,794	(9,361)
Reclassification adjustment for gross gains included in net income	(1,890)	(784)

Unrealized holding gains (losses) excluding realized gains, gross	1,904	(10,145)
Income tax (expense) benefit related to unrealized gains (losses)	(666)	3,552

Change in other comprehensive income, net of tax	1,238	(6,593)

Comprehensive income	$57,599	$42,873

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$223,952	$197,898
Service agreement fee received	7,818	7,292
Premiums collected	50,165	51,558
Settlement of commutation received from Exchange	6,782	1,710
Net investment income received	13,577	15,884
Limited partnership distributions	15,776	9,446
Dividends received from Erie Family Life Insurance	0	450
Salaries and wages paid	(27,831)	(26,374)
Employee benefits paid	(11,947)	(1,634)
Commissions paid to agents	(105,999)	(107,674)
Agent bonuses paid	(91,403)	(71,544)
General operating expenses paid	(33,401)	(33,371)
Losses paid	(30,895)	(29,984)
Loss adjustment expenses paid	(4,326)	(2,777)
Other underwriting and acquisition costs paid	(2,106)	(4,363)
Income taxes recovered (paid)	1,077	(12)

Net cash provided by operating activities	11,239	6,505

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(57,681)	(65,088)
Equity securities	(23,381)	(33,750)
Limited partnerships	(24,131)	(31,089)
Sales/maturities of investments:
Fixed maturity sales	31,504	73,346
Fixed maturity calls/maturities	25,992	25,010
Equity securities	23,267	62,982
Return on limited partnerships	2,849	3,735
Purchase of property and equipment	(753)	(1,979)
Net distributions on agent loans	(231)	(1,339)

Net cash (used in) provided by investing activities	(22,565)	31,828

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(15,072)	(40,695)
Dividends paid to shareholders	(23,265)	(22,172)
Increase (decrease) in collateral from securities lending	3,721	(4,085)
Redemption of securities lending collateral	(3,721)	4,085

Net cash used in financing activities	(38,337)	(62,867)

Net decrease in cash and cash equivalents	(49,663)	(24,534)
Cash and cash equivalents at beginning of period	60,241	31,666

Cash and cash equivalents at end of period	$10,578	$7,132

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 26, 2007.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 159 “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 allows us the option to report selected financial assets and liabilities at fair value at our discretion. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We decided not to elect the fair value measurement option during the early adoption period, however, we are currently evaluating certain assets for the election of fair value measurement as of January 1, 2008.
We adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of 2007. FIN 48 provides guidance for recognizing and measuring the financial statement impact of income tax positions taken or expected to be taken in an income tax return. Our evaluation identified two income tax positions that would be considered uncertain under this guidance. As a result of adoption, we recognized a liability for current income taxes payable and a temporary tax difference that, when considered net, had no impact on our financial position. Interest related to these positions amounted to $0.8 million and was recorded as income tax expense on the Consolidated Statement of Operations with the accrued obligation in the Consolidated Statement of Financial Position for the quarter. The Company’s open tax years subject to IRS examination are 2003 through 2006. Tax years 2003 and 2004 are currently being examined by the IRS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 – RECLASSIFICATIONS
Certain amounts previously reported in the 2006 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total shareholders’ equity.
NOTE 4 – EARNINGS PER SHARE
Earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. Class A diluted earnings per share are calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan and awards not yet vested related to the outside directors’ stock compensation plan. A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock:

	Three Months Ended March 31
	2007			2006
	Allocated Net	Weighted		Allocated Net	Weighted
(dollars in thousands,	Income	Shares	Per-Share	Income	Shares	Per-Share
except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Class A — Basic EPS:
Income available to Class A stockholders	$55,978	57,691,289	$0.97	$49,124	60,630,395	$0.81

Dilutive effect of stock awards	0	39,969	—	0	75,530	—

Assumed conversion of Class B shares	383	6,175,200	—	342	6,799,200	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$56,361	63,906,458	$0.88	$49,466	67,505,125	$0.73

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$383	2,573	$149.01	$342	2,833	$121.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 – EARNINGS PER SHARE (Continued)
Included in the restricted stock awards not yet vested are awards of 37,716 and 73,471 for the first quarter of 2007 and 2006, respectively, related to our pre-2004 long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors stock compensation plan were 2,253 and 2,059 for the first quarters of 2007 and 2006, respectively.
NOTE 5 – INVESTMENTS
Fixed maturities and equity securities
Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include common and nonredeemable preferred stock. Fixed maturities and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reflected in shareholders’ equity in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – INVESTMENTS (Continued)
The following tables summarize the cost and market value of available-for-sale securities:

	March 31, 2007
	Amortized	Gross unrealized		Estimated
(in thousands)	cost	gains	losses	fair value

Fixed maturities
U.S. treasuries and government agencies	$4,343	$165	$22	$4,486
Municipal securities	330,483	2,594	1,600	331,477
Foreign government	2,000	9	0	2,009
U.S. corporate debt	353,875	6,056	2,215	357,716
Foreign corporate debt	87,532	2,499	384	89,647
Mortgage-backed securities	13,437	428	73	13,792
Asset-backed securities	16,185	34	37	16,182

Total bonds	807,855	11,785	4,331	815,309
Redeemable preferred stock	20,224	890	100	21,014

Total fixed maturities	$828,079	$12,675	$4,431	$836,323

Equity securities
U.S. common stock	$72,276	$16,659	$857	$88,078
Foreign common stock	23,383	5,261	231	28,413
U.S. nonredeemable preferred stock	127,636	5,599	327	132,908
Foreign nonredeemable preferred stock	5,130	441	0	5,571

Total equity securities	$228,425	$27,960	$1,415	$254,970

	December 31, 2006
	Amortized	Gross unrealized		Estimated
(in thousands)	cost	gains	losses	fair value

Fixed maturities
U.S. treasuries and government agencies	$3,765	$159	$45	$3,879
Municipal securities	330,239	2,935	1,561	331,613
Foreign government	2,000	9	0	2,009
U.S. corporate debt	357,177	5,754	3,196	359,735
Foreign corporate debt	82,929	2,166	563	84,532
Mortgage-backed securities	14,611	405	295	14,721
Asset-backed securities	18,117	37	64	18,090

Total bonds	808,838	11,465	5,724	814,579
Redeemable preferred stock	21,223	1,036	100	22,159

Total fixed maturities	$830,061	$12,501	$5,824	$836,738

Equity securities
U.S. common stock	$71,932	$17,156	$785	$88,303
Foreign common stock	23,106	5,897	60	28,943
U.S. nonredeemable preferred stock	123,042	5,378	565	127,855
Foreign nonredeemable preferred stock	5,130	416	0	5,546

Total equity securities	$223,210	$28,847	$1,410	$250,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – INVESTMENTS (Continued)
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
The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. Impairment charges for the three months ended March 31, 2007 include securities primarily in the finance and freight industries. Impairment charges on securities were primarily in the media and consumer products industries in the first quarter of 2006.

	Three months ended March 31,
(in thousands)	2007	2006
Fixed maturities:
Gross realized gains	$316	$978
Gross realized losses	(109)	(691)
Impairment charges	(246)	(942)

Net realized losses	(39)	(655)

Equity securities:
Gross realized gains	3,333	4,227
Gross realized losses	(997)	(1,668)
Impairment charges	(407)	(1,120)

Net realized gains	1,929	1,439

Net realized gains on investments	$1,890	$784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – INVESTMENTS (Continued)
Limited partnerships
Our limited partnerships are classified into three primary categories based upon the unique investment characteristic of each: real estate, private equity and mezzanine debt. At March 31, 2007 our equity in earnings from these partnerships as reported on the Consolidated Statements of Operations totaled 15.7% of our pre-tax income. While we do not exert significant influence over any of these partnerships, it is because we account for them under the equity method of accounting that we are providing summarized financial information in the following table for the three months ended March 31, 2007 and December 31, 2006. Amounts provided in the “recorded by partnerships” section of the table are presented using the latest available financial statements received from the partnerships.

		Equity Recorded by Erie Indemnity
		Company
		as of March 31, 2007			Recorded by Partnerships
				Net
			Valuation	income
Erie Indemnity Company	Number of	Asset	adjustment	(loss)	Total	Valuation	Net income
ownership interest	partnerships	recorded	recorded	recorded	assets	adjustments	(loss)

	(dollars in thousands)
Private equity:
Less than 10%	36	$77,726	$706	$3,474	$19,484,458	$3,542,150	$2,503,460
Greater than or equal to 10% but less than 50%	7	11,201	294	99	420,644	73,753	6,814
Greater than or equal to 50%	1	2,965	0	(34)	9,225	0	(103)

Total private equity	44	91,892	1,000	3,539	19,914,327	3,615,903	2,510,171

Mezzanine debt:
Less than 10%	13	27,160	928	128	3,484,177	137,909	189,718
Greater than or equal to 10% but less than 50%	3	7,718	(496)	924	351,368	(1,680)	48,365
Greater than or equal to 50%	1	5,220	0	0	41,958	(357)	2,615

Total mezzanine debt	17	40,098	432	1,052	3,877,503	135,872	240,698

Real estate:
Less than 10%	22	76,533	5,347	631	18,687,647	1,360,604	264,039
Greater than or equal to 10% but less than 50%	9	22,573	447	(196)	1,310,590	(2,412)	25,836
Greater than or equal to 50%	8	18,305	0	266	265,659	0	11,275

Total real estate	39	117,411	5,794	701	20,263,896	1,358,192	301,150

Total limited partnerships	100	$249,401	$7,226	$5,292	$44,055,726	$5,109,967	$3,052,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – INVESTMENTS (Continued)

		Equity Recorded by Erie Indemnity
		Company
		as of December 31, 2006			Recorded by Partnerships
			Valuation	Net income
Erie Indemnity Company	Number of	Asset	adjustment	(loss)	Total	Valuation	Net income
ownership interest	partnerships	recorded	recorded	recorded	assets	adjustments	(loss)

	(dollars in thousands)
Private equity:
Less than 10%	38	$71,216	$8,386	$9,237	$17,976,053	$1,655,077	$1,976,202
Greater than or equal to 10% but less than 50%	6	8,453	(149)	1,240	351,278	26,755	7,844
Greater than or equal to 50%	1	2,795	0	(49)	5,992	0	(150)

Total private equity	45	82,464	8,237	10,428	18,333,323	1,681,832	1,983,896

Mezzanine debt:
Less than 10%	13	26,250	169	3,988	3,239,894	49,383	132,642
Greater than or equal to 10% but less than 50%	3	7,799	505	357	336,363	17,496	14,074
Greater than or equal to 50%	1	5,722	(76)	524	41,958	(357)	2,615

Total mezzanine debt	17	39,771	598	4,869	3,618,215	66,522	149,331

Real estate:
Less than 10%	22	67,840	5,882	9,284	16,832,702	299,053	281,569
Greater than or equal to 10% but less than 50%	10	36,590	1,127	1,377	1,053,175	(4,299)	19,244
Greater than or equal to 50%	7	4,281	0	(36)	244,242	0	1,032

Total real estate	39	108,711	7,009	10,625	18,130,119	294,754	301,845

Total limited partnerships	101	$230,946	$15,844	$25,922	$40,081,657	$2,043,108	$2,435,072

Securities Lending Program
We have loaned securities, included as part of our invested assets, with a market value of $29.5 million and $22.1 million at March 31, 2007 and December 31, 2006, respectively. We receive marketable securities as collateral for the loaned securities. We recognize the receipt of the collateral held by the third party custodian and the obligation to return the collateral on our Consolidated Statements of Financial Position. The proceeds from the collateral are invested in cash and short-term investments. We share a portion of the interest earned on lent securities with the third party custodian and the borrowing institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 – SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE
EFL is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of Erie Family Life Insurance Company’s (EFL) outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by the Erie Insurance Exchange.
During the second quarter of 2006, the Exchange completed its tender offer and following short-form merger for all of the publicly held outstanding common stock of EFL excluding the shares owned by us. The Exchange acquired all publicly held EFL common stock at $32.00 per share, increasing its ownership percentage from 53.5% to 78.4% of the outstanding common stock of EFL. The aggregate consideration paid by the Exchange for the outstanding EFL shares was $75.2 million. Our 21.6% stake in EFL was unaffected by this transaction.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended March 31,
(in thousands)	2007	2006
Revenues	$40,575	$37,050
Benefits and expenses	32,105	32,427
Income before income taxes	8,470	4,623
Net income	6,315	3,279
Comprehensive income (loss)	8,680	(11,460)
Dividends paid to shareholders	0	2,079

	As of
	March 31,	December 31,
(in thousands)	2007	2006
Investments	$1,521,031	$1,488,846
Total assets	1,748,676	1,737,353
Liabilities	1,475,737	1,473,094
Accumulated other comprehensive income	6,648	4,283
Total shareholders’ equity	272,939	264,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – POSTRETIREMENT BENEFITS
The liabilities for the plans described in this note are presented in total for all employees of the Group. The gross liability for the pension and retiree health benefit plans is presented in the Consolidated Statements of Financial Position as employee benefit obligations. A portion of annual expenses related to the pension and retiree health benefit plans are allocated to related entities within the Group.
Our pension plans consist of: 1) a noncontributory defined benefit pension plan covering substantially all employees, 2) an unfunded supplemental employee retirement plan (SERP) for executive and senior management and 3) an unfunded pension plan (discontinued in 1997) for certain outside directors.
Effective May 1, 2006, our retiree health benefit plan, which previously provided retiree health benefits in the form of medical and pharmacy health plans, was curtailed by an amendment that restricted eligibility to those who attain age 60 and 15 years of service on or before July 1, 2010. A one-time curtailment benefit was recognized in the second quarter of 2006 as a result of this amendment.
Components of Net Periodic Benefit Cost

	Pension Benefits		Retiree Health Benefits
	Three months ended		Three months ended
	March 31		March 31
(in thousands)	2007	2006	2007	2006
Service cost	$3,575	$4,107	$25	$374
Interest cost	4,175	4,110	150	286
Expected return on plan assets	(5,100)	(4,629)	—	—
Amortization of prior service cost	100	114	(50)	(32)
Amortization of net loss	350	1,205	25	107

Net periodic benefit cost	$3,100	$4,907	$150	$735

The decrease in the net periodic benefit cost of the pension plans is due to a change in discount rate to 6.25% for 2007 compared to 5.75% in 2006. The decrease in the net periodic benefit cost of the retiree health benefit plan reflects the curtailment of the plan in the second quarter of 2006 which is being phased out through 2010.
NOTE 8 – NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to us, of $0.4 million in each of the first quarters ended March 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 – STATUTORY INFORMATION
Cash and securities with carrying values of $9.6 million and $5.7 million were deposited by our property and casualty insurance subsidiaries with regulatory authorities under statutory requirements at March 31, 2007 and December 31, 2006, respectively.
NOTE 10 – SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

Cash flows from operating activities	Three months ended March 31,
(Dollars in thousands)	2007	2006
Net income	$56,361	$49,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,902	8,988
Deferred income tax benefit (expense)	9,070	(521)
Realized gain on investments	(1,890)	(784)
Equity in earnings of limited partnerships	(12,518)	(4,142)
Net amortization of bond premium	545	747
Undistributed earnings of Erie Family Life Insurance	(1,366)	(201)
Deferred compensation	(5,901)	159
Limited partnership distributions	15,776	9,446
Decrease in receivables and reinsurance recoverable from the Exchange and affiliates	40,514	5,760
Increase in prepaid expenses and other assets	(15,295)	(11,103)
Increase in accounts payable and accrued expenses	17,945	31,314
Decrease in accrued agent bonuses	(69,910)	(49,150)
Decrease in loss reserves	(24,661)	(22,334)
Decrease in unearned premiums	(5,333)	(11,140)

Net cash provided by operating activities	$11,239	$6,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 – COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $203.3 million additional funds in limited partnership investments at March 31, 2007. These commitments will be funded as required by the partnerships’ agreements through 2012. At March 31, 2007, the total commitment to fund limited partnerships that invest in private equity securities is $79.9 million, real estate activities is $82.8 million and mezzanine debt securities is $40.6 million. We expect to have sufficient cash flows not only from operations but also from cash inflows (distributions) from existing limited partnership investments, which have typically been strong in our experience, to meet these partnership commitments.
We are involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, results of operations or cash flows.
NOTE 12 – VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance company, domiciled in Pennsylvania, for which we serve as attorney-in-fact. We hold a variable interest in the Exchange, however, we are not the primary beneficiary as defined under Financial Accounting Standards Interpretation 46, “Consolidation of Variable Interest Entities.” We have a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.
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
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three months ended March 31,
(in thousands)	2007	2006
Premiums earned	$889,551	$928,408
Losses, loss adjustment expenses and other underwriting expenses*	794,427	793,147

Net underwriting gain	95,124	135,261

Total investment income	136,646	126,006
Net income before federal income tax	231,770	261,267
Federal income tax expense	71,992	89,020

Net income	$159,778	$172,247

*	Includes management fees paid or accrued as payable to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 – VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
	March 31,	December 31,
(in thousands)	2007	2006
Fixed maturities	$4,396,413	$4,376,322
Equity securities	2,899,197	2,855,044
Alternative investments	1,204,669	1,120,674
Other invested assets	155,281	142,615

Total invested assets	8,655,560	8,494,655
Other assets	1,024,599	1,021,489

Total assets	$9,680,159	$9,516,144

Loss and loss adjustment expense reserves	3,509,787	3,562,682
Unearned premium reserves	1,421,788	1,430,683
Accrued liabilities	495,048	435,683

Total liabilities	5,426,623	5,429,048
Total policyholders’ surplus	4,253,536	4,087,096

Total liabilities and policyholders’ surplus	$9,680,159	$9,516,144

Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Three months ended
	March 31,
(in thousands)	2007	2006
Cash flows from operating activities
Premiums collected net of reinsurance	$881,697	$902,662
Losses and loss adjustment expenses paid	(498,225)	(480,245)
Management fee and expenses paid	(343,701)	(356,085)
Net investment income received	100,354	81,496
Federal income taxes and other expenses recovered	(38,388)	46,773

Net cash provided by operating activities	101,737	194,601

Net cash used in investing activities	(73,835)	(74,441)

Net cash (used in) provided by financing activities	(15,785)	56,789

Net increase in cash and cash equivalents	12,117	176,949
Cash and cash equivalents-beginning of period	85,784	299,160

Cash and cash equivalents-end of period	$97,901	$476,109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION
We operate our business as three reportable segments — management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 26, 2007 , with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Summarized financial information for our operating segments is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)

	Three months ended March 31,
(in thousands)	2007	2006
Management Operations
Operating revenue
Management fee revenue	$228,645	$232,935
Service agreement revenue	7,418	7,592

Total operating revenue	236,063	240,527
Cost of management operations	190,385	193,825

Income before income taxes	$45,678	$46,702

Net income from management operations**	$30,741	$30,862

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$35,800	$37,259
Commercial lines	16,220	16,843
Reinsurance – nonaffiliates	(46)	(76)

Total premiums earned	51,974	54,026

Operating expenses
Losses and expenses:
Personal lines	30,831	31,885
Commercial lines	14,867	13,823
Reinsurance – nonaffiliates	657	863
Reinsurance – affiliates*	0	145

Total losses and expenses	46,355	46,716

Income before income taxes	$5,619	$7,310

Net income from insurance underwriting operations**	$3,782	$4,831

Investment Operations
Investment income, net of expenses	$13,978	$15,000
Net realized gains on investments	1,890	784
Equity in earnings of limited partnerships	12,518	4,142

Total investment income-unaffiliated	$28,386	$19,926

Net income from investment operations**	$19,104	$13,168

Equity in earnings of EFL, net of tax	$1,270	$605

*	The excess-of-loss reinsurance agreement was not renewed for the 2006 or 2007 accident year and as a result, there were no premiums paid by the Erie Insurance Company or Erie Insurance Company of New York to the Exchange. No charges were recorded in the first quarter 2007 due to the absence of triggering events for the years 2002 to 2005, which remain open on the agreement.

**	Our estimated 2007 annual effective tax rate of 32.7% was used to calculate the net income for each operating segment. The effective tax rate being reflected on the Consolidated Statement of Operations is lower than our estimated annual effective tax rate. This is due to 1) an estimated IRS audit adjustment for the 2003 and 2004 tax years that reduced taxes by $.4 million, 2) a $2.1 million reduction for an adjustment to taxes on salvage and subrogation recoverable and 3) estimated interest on our uncertain income tax positions that increased our taxes by $0.8 million in accordance with FIN 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended March 31
(in thousands)	2007	2006
Segment revenues, excluding investment operations	$288,037	$294,553
Elimination of intersegment management fee revenues	(12,625)	(12,833)

Total operating revenues	$275,412	$281,720

Segment operating expenses	$236,740	$240,541
Elimination of intersegment management fee revenue	(12,625)	(12,833)

Total operating expenses	$224,115	$227,708

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)
The growth rate of policies in force, policy retention (the percentage of policyholders eligible for renewals who have renewed their policies measured on a twelve-month rolling basis) and average premium per policy trends directly impact our management operations and insurance underwriting operating segments. Below is a summary of each major line of business for the Property and Casualty Group.
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate
12/31/2005	1,640,563	(1.8)%	1,353,912	0.5%	286,604	2.7%	3,281,079	(0.5)%
03/31/2006	1,636,048	(1.6)	1,356,885	1.0	289,964	3.6	3,282,897	(0.1)
06/30/2006	1,637,472	(1.3)	1,366,633	1.2	294,409	4.2	3,298,514	0.2
09/30/2006	1,636,947	(0.9)	1,373,763	1.4	298,361	4.6	3,309,071	0.5
12/31/2006	1,633,882	(0.4)	1,377,965	1.8	301,497	5.2	3,313,344	1.0
03/31/2007	1,635,714	0.0	1,384,856	2.1	305,591	5.4	3,326,161	1.3

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate
12/31/2005	118,728	1.2%	213,347	1.8%	56,218	(4.6)%	90,227	2.7%	478,520	1.0%
03/31/2006	118,587	1.0	214,461	2.3	55,254	(4.7)	90,301	2.8	478,603	1.2
06/30/2006	119,471	0.9	217,134	2.4	54,871	(4.4)	91,568	2.9	483,044	1.3
09/30/2006	119,555	0.8	217,763	2.3	54,379	(4.4)	92,687	2.9	484,384	1.2
12/31/2006	119,801	0.9	218,542	2.4	53,923	(4.1)	92,687	2.7	484,953	1.3
03/31/2007	119,907	1.1	219,300	2.3	53,498	(3.2)	92,857	2.8	485,562	1.5

Date	Total All Lines	12-mth. growth rate
12/31/2005	3,759,599	(0.3)%
03/31/2006	3,761,500	0.1
06/30/2006	3,781,558	0.4
09/30/2006	3,793,455	0.6
12/31/2006	3,798,297	1.0
03/31/2007	3,811,723	1.3
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines
12/31/2005	90.0%	87.9%	88.2%	85.4%	86.2%	86.0%	88.6%
03/31/2006	90.1	88.0	88.6	85.9	86.0	86.2	88.8
06/30/2006	90.3	87.7	88.9	85.9	85.9	86.5	89.0
09/30/2006	90.5	87.8	89.2	86.0	85.8	86.7	89.2
12/31/2006	90.8	87.7	89.4	86.0	85.7	87.1	89.5
03/31/2007	91.0	88.0	89.7	86.1	86.2	87.2	89.7

*	CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change
12/31/2005	$1,174	(1.3)%	$543	(0.5)%	$348	0.3%	$841	(1.6)%
03/31/2006	1,161	(2.7)	539	(2.4)	349	0.6	832	(3.0)
06/30/2006	1,140	(3.9)	535	(2.6)	348	0.6	818	(3.9)
09/30/2006	1,122	(4.8)	530	(2.9)	348	0.3	806	(4.7)
12/31/2006	1,110	(5.5)	526	(3.1)	349	0.3	797	(5.2)
03/31/2007	1,100	(5.3)	524	(2.8)	349	0.0	791	(4.9)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change
12/31/2005	$2,781	(0.3)%	$6,212	6.7%	$1,705	(0.1)%	$2,501	0.6%	$1,052	(0.8)%
03/31/2006	2,778	(0.8)	6,270	4.4	1,710	(0.6)	2,501	(0.5)	1,044	(2.1)
06/30/2006	2,730	(1.8)	6,143	0.7	1,676	(1.9)	2,444	(2.4)	1,026	(3.3)
09/30/2006	2,705	(3.0)	6,047	(0.9)	1,669	(1.5)	2,416	(3.0)	1,011	(4.2)
12/31/2006	2,687	(3.4)	5,985	(3.7)	1,657	(2.8)	2,393	(4.3)	1,001	(4.8)
03/31/2007	2,664	(4.1)	5,914	(5.7)	1,641	(4.0)	2,365	(5.4)	991	(5.1)

*	CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 26, 2007. Preceding the discussion of financial results is an introduction discussing the relationships between the member companies of the Erie Insurance Group. The following discussion of financial results focuses heavily on our three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Note 13 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of our Consolidated Statements of Operations.
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We serve as the attorney-in-fact for the policyholders of the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate predominantly as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and our three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through over 1,800 independent agencies comprising over 8,000 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
OVERVIEW
We operate under three primary segments: management operations, insurance underwriting operations and investment operations. The financial information presented herein reflects our management operations from serving as attorney-in-fact for the Exchange, our insurance underwriting results from our wholly-owned subsidiaries (EIC, EINY and EIPC) and our investment operations. The bases of calculations used for segment data are described in more detail in Item 1, Note 13 in the Notes to Consolidated Financial Statements.

Segment Results	Three months ended March 31
	2007	2006	% Change
(dollars in thousands, except per share data)	(Unaudited)
Income from management operations	$45,678	$46,702	(2.2)%
Underwriting income	5,619	7,310	(23.1)
Net revenue from investment operations	29,752	20,577	44.6

Income before income taxes	81,049	74,589	8.7
Provision for income taxes	24,688	25,123	(1.7)

Net income	$56,361	$49,466	13.9

Net income per share – diluted	$0.88	$0.73	20.3%

KEY POINTS
•	Increase in net income per share-diluted in the first quarter of 2007 was impacted by an increase in limited partnership earnings and positive income tax adjustments.

•	A decline in the cost of management operations allowed margins to remain steady with 2006 at 19.4% in the first quarter of 2007.

•	GAAP combined ratios of the insurance underwriting operations increased to 89.2% for the quarter ended March 31, 2007 from 86.5% for the quarter ended March 31, 2006 as a result of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
lower earned premiums and slightly higher losses of the Property and Casualty Group.

•	Annualized effective tax rate of 32.7% in first quarter 2007 offset by positive estimates of IRS examination settlements and an adjustment to deferred taxes related to salvage and subrogation recoverable during the quarter offset somewhat by interest expense on uncertain tax positions.
The cyclical nature of the insurance industry has a direct impact on our income from management operations as our management fee revenues are based on the direct written premium of the Property and Casualty Group. Despite our management fee rate being set at its maximum 25% in 2007, a 2.6% decrease in direct written premium of the Property and Casualty Group resulted in lower management fee revenues in the first quarter of 2007 as compared to 2006. Pricing pressures continue in the industry, primarily in private passenger auto, our most significant line of business. As anticipated, rate reductions we implemented to offer competitive prices to policyholders and segmented pricing of auto and home, that offers lower prices to better risks, are driving the reduction in direct written premium of the Property and Casualty Group. The Property and Casualty Group average premium per policy on private passenger auto declined $10 from December 31, 2006, and $61 from the same quarter a year ago.
Our total cost of management operations decreased 1.8% as our non-commission operating costs decreased 0.3% in the first quarter of 2007 from the first quarter of 2006. Costs were relatively flat in the first quarter 2007 due to personnel costs being down 4.8%, primarily due to a reduction in management incentive plan expense, that were offset by higher professional fees. Our revised estimate for growth in 2007 non-commission operating costs is 6% after factoring in the effects of moderating costs recorded in the first quarter 2007.
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three months ended March 31
	2007	2006	% Change
(dollars in thousands)	(Unaudited)
Management fee revenue	$228,645	$232,935	(1.8)%
Service agreement revenue	7,418	7,592	(2.3)

Total revenue from management operations	236,063	240,527	(1.9)
Cost of management operations	190,385	193,825	(1.8)

Income from management operations	$45,678	$46,702	(2.2)%

Gross margin	19.4%	19.4%	—

KEY POINTS
•	The management fee rate was 25% and 24.75% in the first quarters of 2007 and 2006, respectively.

•	Direct written premiums of the Property and Casualty Group decreased 2.6% in the first quarter of 2007 compared to the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Policies in force grew 1.3%, or 50,223 policies, to 3,811,723 at March 31, 2007 compared to growth of 2,988 policies in the first quarter of 2006.

•	Year-over-year average premium per policy was $991 and $1,044 at March 31, 2007 and 2006, respectively, a decrease of 5.1%.

•	During the first quarter, premium rate changes resulted in a $34.4 million decrease in written premiums.
•	Contributing to the decrease in service agreement revenue is the shift to the no-fee single payment plan precipitated in part by a discount in pricing offered for paid in full policies.

•	Commission costs decreased 2.4% and costs other than commissions decreased 0.3% in the first quarter.
•	Scheduled rate commissions decreased $2.2 million and estimates for Agent bonuses and other incentives decreased by $0.9 million compared to the first quarter of 2006.
•	Personnel costs decreased by 4.8% to $33.9 million in the first quarter of 2007 compared to $35.6 million in the first quarter of 2006.
Management fee revenue
The following table presents the direct written premium of the Property & Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended March 31
	2007	2006	% Change
(dollars in thousands)	(Unaudited)
Private passenger auto	$434,705	$448,708	(3.1)%
Homeowners	148,371	148,103	0.2
Commercial multi-peril	115,054	118,935	(3.3)
Workers compensation	91,905	98,245	(6.5)
Commercial auto	83,166	85,648	(2.9)
All other lines of business	44,977	43,129	4.3

Property and Casualty Group direct written premiums	918,178	942,768	(2.6)
Management fee rate	25.00%	24.75%

Management fee revenue, gross	229,545	233,335	(1.6)
Change in allowance for management fee returned on cancelled policies*	(900)	(400)	NM

Management fee revenue, net of allowance	$228,645	$232,935	(1.8)%

NM = not meaningful

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. The higher management

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
fee rate in 2007 of 25.0% resulted in an increase of $2.3 million in management fee revenue, or an increase in net income per share-diluted of $0.02. Although the mid-term cancellations of policies for the Property and Casualty Group continue to trend downward, the seasonal effects on the unearned premium reserve resulted in an increase in the allowance for management fees returned on cancelled policies. The policy retention ratio improved again to 89.7% at March 31, 2007 from 89.5% at December 31, 2006 and 88.8% at March 31, 2006.
The 2.6% decline in direct written premiums of the Property and Casualty Group was principally the result of decreases in average premium in the first quarter of 2007 despite an increase in the policies in force of 1.3%. The year-over-year average premium per policy declined 5.1% to $991 at March 31, 2007 from $1,044 at March 31, 2006.
The Property and Casualty Group implemented rate reductions in 2005, 2006 and 2007 to be more price-competitive for potential new policyholders and to improve retention of existing policyholders. We continuously evaluate pricing and estimate that those pricing actions approved, filed and contemplated for filing could reduce the direct written premiums of the Property and Casualty Group by approximately $79.5 million during 2007, of which approximately $34.4 million occurred in the first quarter of 2007. Included in the $79.5 million are approximately $49.7 million in estimated premium reductions related to the carryover impact of pricing actions approved and effective in 2006. The most significant rate reductions effective in 2007 are in private passenger auto and homeowners in Pennsylvania, Virginia and Ohio and workers compensation and commercial multi-peril in Pennsylvania, Maryland and Virginia. In addition, segmented pricing in auto and home, where we offer lower prices to better risks, has accelerated the decline in average premium per policy.
Total year-over-year policies in force increased by 1.3% to 3,811,723 at March 31, 2007. Growth in policies in force is the result of the expansion of our independent agency force through appointments, the new business incentive on private passenger auto policies and other marketing initiatives.
Premiums generated from new business increased 5.6% to $91.5 million from $86.6 million in the first quarter of 2007 as compared to 2006. New business policies in force increased 3.7% to 442,313 at March 31, 2007 from 426,651 at March 31, 2006, while the year-over-year average premium per policy on new business decreased 3.3% to $843 at March 31, 2007 from $872 at March 31, 2006.
Premiums generated from renewal business decreased 3.4% to $826.7 million from $856.2 million at March 31, 2007 and 2006, respectively. Renewal policies in force increased 1.0% to 3,369,410 from 3,334,849, while the year-over-year average premium per policy on renewal business decreased 5.2% to $1,011 from $1,066 for the same respective periods in 2007 and 2006. Policy retention ratios for all lines increased to a 12-month moving average of 89.7%, up slightly from 89.5% at December 31, 2006.
Personal lines - The Property and Casualty Group’s personal lines new business premiums written increased 5.9% to $58.8 million in the first quarter of 2007 from $55.5 million in the first quarter of 2006. The year-over-year average premium per policy on personal lines new business decreased 3.3% to $684 at March 31, 2007 from $707 at March 31, 2006. Personal lines new policies in force increased 4.2% to 366,117 at March 31, 2007 compared to 351,496 at March 31, 2006.

The private passenger auto new business year-over-year average premium per policy decreased 4.3% to $1,026 at March 31, 2007. Despite this rate decrease, private passenger auto new premiums written increased 9.1% to $37.5 million during the first quarter of 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
driven by a 7.9% increase in new business policies in force to 149,464. The Property and Casualty Group has been implementing rate reductions, of which the most significant dollar impact has been in the private passenger auto line of business in the state of Pennsylvania. Incorporated in these rate changes are reductions on certain coverages for new private passenger auto policyholders with no claims or violations. Also, in July 2006, a new incentive program that runs through December 31, 2007 was implemented to stimulate policy growth. Under the program, eligible agents receive a $50 bonus on each new private passenger auto policy. Homeowners new business premium increased 3.8% to $17.0 million in the first quarter of 2007. Policies in force increased 1.4% to 168,404 in the first quarter of 2007, while the year-over-year average premium per policy decreased 3.3%.

Renewal premiums written decreased 2.8% on personal lines policies during the first quarter of 2007. The overall decrease reflects the impact of the rate reductions and change in the mix by tier of personal lines business written by the Property and Casualty Group. The year-over-year policy retention ratio for private passenger auto improved to 91.0% at March 31, 2007, from 90.8% at December 31, 2006 and 90.1% at March 31, 2006.

Commercial lines - The commercial lines new business premiums written increased 5.3% to $32.5 million in the first quarter of 2007 from $30.9 million in the first quarter of 2006. Commercial lines new policies in force increased 1.4% to 76,196 at March 31, 2007. While new policies in force have increased, the average premium per policy on commercial lines has declined 1.9%, reflecting rate decreases and changes in the size and risk characteristics of policyholders. A more refined process of evaluating commercial accounts using predictive modeling, continues to be used to gain a better alignment between rate and risk level which should continue to improve commercial lines policy growth and profitability.

Renewal premiums for commercial lines decreased 4.8% to $277.3 million from $291.2 million in the first three months of 2007 as compared to 2006. Renewal policies in force have increased 1.5% to 409,366 at March 31, 2007, while the year-over-year average premium per policy on commercial lines has declined 5.9%. The year-over-year policy retention ratio for commercial multi-peril improved to 86.1% at March 31, 2007 from 85.9% at March 31, 2006. The year-over-year policy retention ratio for workers compensation improved to 86.2% at March 31, 2007 from 86.0% at March 31, 2006.
Future trends – premium revenue – We are continuing our efforts to grow premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. Through the first quarter of 2007, we added 38 net producing agencies, therefore at March 31, 2007, we had 1,832 producing agencies. We expect to meet our goal of appointing 200 new agencies for the year. In 2006, we appointed 139 new agencies. Agency appointments are expected to continue to help drive long term growth. We also continue to evaluate the interactions used in our pricing segmentation models and potential new product line extensions and enhancements that could be offered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of management operations

	Three months ended March 31
	2007	2006	% Change
(in thousands)	(Unaudited)
Commissions	$130,849	$134,088	(2.4)%

Personnel costs	33,913	35,627	(4.8)
Survey and underwriting costs	6,285	6,073	3.5
Sales and policy issuance costs	5,233	5,898	(11.3)
All other operating costs	14,105	12,139	16.2

All other non-commission expense	59,536	59,737	(0.3)

Total cost of management operations	$190,385	$193,825	(1.8)%

KEY POINTS
•	Included in the $3.2 million decrease in commissions are:
•	normal commissions decreased $2.2 million, or 2.0% to $108.0 million, in the first quarter of 2007 due to lower Property and Casualty Group premium volume.

•	an estimate for agent bonuses and incentives that decreased $0.9 million in the first quarter of 2007.
•	Included in the 4.8% decrease in personnel costs are:
•	a decrease of $2.4 million in the expense for management incentive plans in 2007 compared to 2006,

•	an offsetting increase of $1.2 million in salaries due to higher average pay rates, and

•	lower pension expense of $0.7 million.
•	Sales and policy issuance costs reflected a decrease as 2006 included additional costs for an agent related promotional incentive that ended in June 2006.

•	All other operating costs increased 16.2% driven by a $1.8 million increase in professional fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Commissions - Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended March 31
	2007	2006	% Change
(in thousands)		(Unaudited)
Scheduled rate commissions	$107,963	$110,155	(2.0)%
Accelerated rate commissions	513	383	33.9
Agent bonuses	21,328	22,424	(4.9)
Promotional incentives	93	1,326	(93.0)
$50 personal auto bonus	1,452	—	NM

Change in allowance for mid-term policy cancellations	(500)	(200)	NM

Total commissions	$130,849	$134,088	(2.4)%

NM = not meaningful
Scheduled and accelerated rate commissions - Scheduled rate commissions were impacted by a 2.6% decrease in the direct written premiums of the Property and Casualty Group in the first quarter of 2007 compared to the first quarter of 2006. This decrease was concentrated in the personal lines of business (comprising approximately 66% of the Property and Casualty Group’s business based on direct written premiums which have lower commission rates than commercial lines of business). The decrease in scheduled rate commissions of 2.0%, when compared to the reduction in direct written premiums of 2.6%, is reflective of this mix of premium dollars.
Accelerated rate commissions increased slightly during the first quarter of 2007. Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years. We have been expanding our agency force as part of our growth strategy. As new agency appointments continue, accelerated commissions are expected to increase. We appointed 65 new agencies in 2005 and 139 new agencies in 2006. We appointed 66 new agencies in the first quarter of 2007, of which 38 were productive, and expect to appoint 200 for the year.
Agent bonuses –Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior year’s actual underwriting data by agency combined with the current year-to-date actual data. The decrease in the estimate for agent bonuses in the first quarter of 2007 reflects a reduction in our estimate of the profitability component of the bonus. The agent bonus award is estimated at $80.4 million for 2007. Of this estimate, $77.3 million represents the profitability component and $3.1 million represents the growth component.
$50 personal auto bonus – In July 2006, an incentive program was implemented that runs through December 2007 that pays a $50 bonus to agents for each qualifying new private passenger auto policy issued. The cost of this program for the first three months of 2007 was $1.5 million. These incentive program costs are expected to approximate $7.3 million for 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other costs of management operations – The cost of management operations excluding commission costs decreased 0.3% for the first quarter of 2007. Personnel costs, which are the second largest component in the cost of management operations, decreased 4.8%, or $1.7 million, in the first quarter of 2007. Expense for our management incentive plans decreased $2.4 million due to a reduction in the estimates for the management incentive plan payouts primarily attributable to lower than targeted Property and Casualty Group premium production. Offsetting this decrease was a $1.2 million increase in salaries primarily due to a 6% increase in the average pay rate less lower staffing levels. Employee benefit costs, which are included in personnel costs, include a decrease of $0.7 million in pension costs in the first quarter of 2007 compared to the first quarter of 2006, resulting from the change in the discount rate assumption used to calculate the pension expense from 5.75% in 2006 to 6.25% in 2007. The retiree health benefit plan net periodic cost decreased $0.2 million in the first quarter of 2007. Due to the curtailment of the retiree health benefit plan in May 2006, annual costs for 2007 are estimated at $0.6 million, compared to $2.9 million for 2006, before consideration of allocations to related entities. All other operating costs increased 16.2% primarily due to a $1.8 million increase in professional fees.
Future trends – cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting and policy issuance activities performed by the Company for the Property and Casualty Group. In 2006, management worked to better align our growth in costs to the growth in premium over the long term. Our estimate for growth in non-commission operating expenses for the year 2007 is 6% after factoring in the effect of moderating costs recorded in the first quarter 2007. Much of the increase will be expended on information technology initiatives in 2007.
Insurance Underwriting Operations
Our insurance underwriting operations originate through direct business of our property/casualty insurance subsidiaries but net underwriting results are a product of the intercompany reinsurance pooling agreement between our subsidiaries and the Erie Insurance Exchange.

	Three months ended March 31
	2007	2006	% Change
(in thousands)		(Unaudited)
Premiums earned	$51,974	$54,026	(3.8)%

Losses and loss adjustment expenses incurred	32,234	30,053	7.3
Policy acquisition and other underwriting expenses	14,121	16,663	(15.3)

Total losses and expenses	46,355	46,716	(0.8)

Underwriting income	$5,619	$7,310	(23.1)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
KEY POINTS
▪	Earned premiums of the Property and Casualty Group declined $41 million reflecting the trend of rate decreases.

▪	Development of prior accident year loss reserves continued to be favorable in the first quarter 2007, improving the loss ratio 10.3 points, or $5.4 million, compared to an improvement of 7.9 points for the first quarter of 2006.

▪	The majority of this positive development resulted from favorable re-estimates of reserves on prior accident quarters for automobile bodily injury and uninsured/underinsured motorist bodily injury. Improvements in the accident quarter loss ratios in these lines were a result of improved frequency and severity trends.

▪	Offsetting this favorable development was a strengthening of reserves for certain workers compensation claims of which our share was $0.4 million, or 0.8 GAAP combined ratio points.

▪	We recognized certain adjusting and other liabilities of $1.4 million, or 2.4 combined ratio points, for estimated employee salaries and benefits of the Exchange not fully considered in the reserve.

▪	Policy acquisition and other underwriting costs included $2.0 million in additional expenses, or 3.8 combined ratio points, in the first quarter of 2006 for the write-off the intangible asset related to the ERIEConnection system.
PROFITABILITY MEASURES

	Three months ended March 31
	2007	2006
Erie Indemnity Company GAAP Loss and LAE ratio	62.0%	55.6%
Erie Indemnity Company GAAP combined ratio(1)	89.2	86.5
P&C Group statutory combined ratio	89.6	86.5
P&C Group adjusted statutory combined ratio(2)	85.5	82.3
Direct business:
Personal lines adjusted statutory combined ratio	81.8	83.5
Commercial lines adjusted statutory combined ratio	88.7	73.6

Prior accident year reserve development — redundancy	(10.3)	(7.9)
Prior year salvage and subrogation recoveries collected	(3.1)	(3.1)

Total loss ratio points from prior accident years	(13.4)%	(11.0)%

(1)	The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned.

(2)	The adjusted statutory combined ratio removes the profit component of the management fee we earn.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, had a $5.4 million favorable impact in the first quarter of 2007, which improved the loss ratio by 10.3 points. A majority of the improvements related to frequency and severity trends on the automobile bodily injury and uninsured/underinsured motorist bodily injury. These trends reflect results from the Claims IMPACT initiative and changes in the way these claims are settled in Pennsylvania. Overall our personal auto loss trends remain favorable, which is consistent with industry projections. In the first quarter of 2006, favorable development of prior accident year losses, removing the effects of salvage and subrogation recoveries, was $4.3 million, primarily experienced in personal auto, homeowners and workers compensation lines of business. Severity trends were flattening in the first quarter of 2006 compared to those anticipated based on historical patterns.
Catastrophe losses
Our share of catastrophe losses as defined by the Property and Casualty Group amounted to $0.3 million in each of the first quarters of 2007 and 2006. These catastrophe losses contributed 0.5 points and 0.6 points to the GAAP combined ratio in the first quarters of 2007 and 2006, respectively. Underwriting losses are seasonally higher in the second and fourth quarters and as a consequence, our property/casualty combined ratio generally increases as the year progresses. In the first quarter of 2007, our share of the reduction to incurred but not reported reserves related to seasonality adjustments was $3.3 million, compared to $2.3 million in the first quarter of 2006.
While the Property and Casualty Group did not renew the intercompany excess-of-loss reinsurance agreement for accident years 2006 and 2007, the unexpired accident years of 2001 through 2005 will be settled and losses commuted in accordance with the agreement as the 60-month periods expire. Any charges and recoveries under the agreement are recorded to our loss and loss adjustment expenses on the Consolidated Statements of Operations. Through March 31, 2007, none of the unexpired accident years have been triggered under the agreement. In the first quarter of 2007, $6.8 million was received from the Exchange for cash settlement of the 2001 accident year, which had been commuted as of December 31, 2006. The 2006 accident year has been commuted as of December 31, 2005, with settlement of the cash payment of the $1.7 million received from the Exchange occurring in the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investment Operations

	Three months ended March 31
	2007	2006	% Change
(in thousands)		(Unaudited)
Net investment income	$13,978	$15,000	(6.8)%

Net realized gains on investments	1,890	784	NM

Equity in earnings of limited partnerships	12,518	4,142	NM

Equity in earnings of EFL	1,366	651	NM

Net revenue from investment operations	$29,752	$20,577	44.6%

NM = not meaningful
KEY POINTS
•	Net investment income decreased 6.8% for the quarter as a result of lower invested asset balances due to prior period’s share repurchase activity.

•	The net realized gains on investments in the first quarter of 2007 include $0.7 million from impairment charges compared to $2.0 million in the first quarter of 2006.

•	Equity in earnings of limited partnerships increased $8.4 million in the first quarter of 2007 due to favorable market conditions.
Net realized gains and losses on investments included impairment charges of $0.7 million and $2.0 million on fixed maturity and equity securities in the first quarter of 2007 and 2006, respectively. Included in these amounts were impairment charges on equity securities of $0.4 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. Impairment charges on fixed maturities totaled $0.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.
Private equity and mezzanine debt limited partnerships generated earnings of $6.0 million and $2.3 million for the quarters ended March 31, 2007 and 2006, respectively. Real estate limited partnerships generated earnings of $6.5 million and $1.8 million in the first quarters of 2007 and 2006, respectively. Optimal market conditions resulted in a higher return on capital on mezzanine debt and private equity partnership investments by some of our more seasoned limited partnerships and appreciation of commercial properties owned by our real estate limited partnerships.
Provision for Income Taxes
Our 2007 provision for income taxes was based on an annualized effective income tax rate of 32.7% in the first quarter of 2007. However, the first quarter 2007 provision was reduced by $2.1 million due to a change to the deferred income tax calculation related to anticipated salvage and subrogation and an estimated $0.4 million recoverable recorded for the Internal Revenue Service audit for the years 2003 and 2004, somewhat offset by $0.8 million of interest expense on uncertain tax positions recorded in accordance with Financial Accounting Standards Interpretation 48, “Accounting for Uncertainty in Income Taxes”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At March 31, 2007, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.1 billion, or 35.3%, of total assets. These investments provide the liquidity we require to meet the demands on our funds.
For the three months ended March 31, 2007, we repurchased 282,539 shares of our outstanding Class A common stock at a cost of $15.1 million in conjunction with the continuation of the stock repurchase plan. We continued to use available funds to repurchase shares thus limiting the funds available for investment operations.
Our investments are subject to certain risks, including interest rate and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 62% and 63% of invested assets at March 31, 2007 and December 31, 2006, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
We continually review the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. In addition to specific factors, other factors considered in our review of investment valuation are the length of time and amount the market value is below cost.
There is a presumption of impairment for common equity securities when the decline is, in management’s opinion significant and of an extended duration. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, we will recognize an impairment charge to operations. Impairments are included in realized losses in the Consolidated Statements of Operations.
For fixed maturity and preferred stock investments, we individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. We consider market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred. (See “Analysis of Investment Operations” section).
If our policy for determining the recognition of impaired positions were different, our Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.
Our portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. We do not hedge our exposure to equity price risk inherent in our equity investments. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange traded mid- to large-cap stocks. We measure risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the S&P 500.
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
Loss and loss adjustment expense reserves are presented on our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC, our property/casualty insurance subsidiaries that wrote about 16% of the direct property/casualty premiums of the Property and Casualty Group. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented below:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	As of
	March 31,	December 31,
(in thousands)	2007	2006
Gross reserve liability
Personal lines:
Private passenger auto	$355,450	$373,108
Catastrophic injury	188,774	196,306
Homeowners	28,742	27,224
Other personal	10,802	11,416
Commercial lines:
Workers compensation	229,619	221,078
Commercial auto	84,596	87,202
Commercial multi-peril	73,823	73,542
Catastrophic injury	712	550
Other commercial	28,203	37,119
Reinsurance	48,188	46,025

Gross reserves	1,048,909	1,073,570
Reinsurance recoverables	852,848	874,485

Net reserve liability	$196,061	$199,085

Losses and loss adjustment expense reserves are developed using multiple estimation methods that generate point estimates. The estimate recorded is a function of detailed analysis of historical trends and actuarial and management expectations of future events and trends. The product coverage that has the greatest potential for variation is the pre-1986 automobile catastrophic injury liability reserve. The automobile no-fault law in Pennsylvania at that time provided for unlimited medical benefits. The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health and mortality over time. Because the coverage related to these claims is unique, ultimate losses are estimated on a claim-by-claim basis. An annual payment assumption is made for each claimant and then projected into the future based upon a particular assumption of future inflation rate and life expectancy of the claimant. There are currently about 300 claimants requiring lifetime medical care of which less than 100 involve catastrophic injuries.
The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $277.0 million at March 31, 2007, which is net of $160.3 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $15.2 million at March 31, 2007.
Off-balance sheet arrangements
There are no off-balance sheet obligations related to the variable interest we have in the Exchange. Any liabilities between the Exchange and us are recorded in our Consolidated Statements of Financial Position. We have no other material off-balance sheet obligations or guarantees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build the investment portfolio. We also maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments.
Our primary sources of cash from operations are generated from our net management revenues and by collecting and investing in premiums from new and renewal business in advance of paying claims. Management fees from the Exchange represented 71.1% of our total revenues for the first quarter of 2007. Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on us of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The cash flow requirements for claims have not historically been significant to our liquidity. Historically, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement. We generated positive cash flows from our operating activities of $11.2 million for the three months ended March 31, 2007.
Cash paid in the first three months of 2007 for agent bonuses was $91.4 million, of which $90.2 million was accrued at December 31, 2006. Management fee revenues were lower in the first quarter of 2007 compared to 2006 primarily due to the significant rate reductions implemented by the Property and Casualty Group. However, because the Company changed its cash settlement practices from monthly to quarterly during the second quarter of 2006, cash received from management fees in 2007 was higher than in 2006.
During the first quarter of 2007, we repurchased 282,539 shares of our outstanding Class A common stock in conjunction with the continuation of our stock repurchase plan that was authorized in February 2006. The shares were purchased at a total cost of $15.1 million. We have $115 million remaining under this plan authorized through December 31, 2009. (See Part II of Item 2. Issuer Purchases of Equity Securities.)
CRITICAL ACCOUNTING ESTIMATES
We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, reserves for property/casualty insurance unpaid losses and loss adjustment expenses and retirement benefits. While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided. Our most critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the policies surrounding these estimates since that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FACTORS THAT MAY AFFECT FUTURE RESULTS
Financial condition of the Exchange
We have a direct interest in the financial condition of the Exchange because management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Additionally, we participate in the underwriting results of the Exchange through the pooling arrangement in which our insurance subsidiaries have 5.5% participation. A concentration of credit risk also exists related to the unsecured receivables due from the Exchange for certain fees, costs and reimbursements.
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group in which we have 5.5% participation. In addition, a substantial decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. At March 31, 2007, the Exchange had $4.3 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1. We believe the Exchange’s capital levels are very strong.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Note 12 to the Consolidated Financial Statements herein.
Insurance premium rates
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect underwriting profitability of the Property and Casualty Group, the Exchange and us and also have a direct bearing on management fees. Rate reductions have been implemented and continue to be sought in 2007 by the Property and Casualty Group to recognize improved underwriting results and to maintain price competitiveness.
Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2007, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management forecasts that pricing actions approved, filed and awaiting approval or contemplated through 2007, will reduce premium for the Property and Casualty Group by $45 million through the remainder of the year.
The Property and Casualty Group continues refining its pricing segmentation model for private passenger auto and homeowners lines of business. The refined rating plans include significantly more pricing segments than the former plans, providing us greater flexibility in pricing for policyholders with varying degrees of risk. Refining pricing segmentation should enable us to provide more competitive rates to policyholders with varying risk characteristics, as risks can be more accurately priced over time.
The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. These outcomes will

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
then impact the Property and Casualty Group’s premium dollars and ultimately our management fee revenue.
Policy growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affect the profitability of our management operations. The continued focus on underwriting discipline and implementation of the new rate classification plan through the pricing segmentation model resulted in an initial reduction in new policy sales and policy retention ratios, as expected. In 2007, new policy sales and policy retention ratios have experienced modest but steady improvements. The growth of the policy base of the Property and Casualty Group is dependent upon its ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group.
Catastrophe losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and other commercial lines of business in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could have a material adverse affect on the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophic events include severe winter storms, hurricanes, earthquakes, tornadoes, wind and hail storms. In its homeowners line of insurance, the Property and Casualty Group is particularly exposed to an Atlantic hurricane, which might strike the states of North Carolina, Maryland, Virginia and Pennsylvania. The Property and Casualty Group maintains catastrophe occurrence reinsurance coverage to mitigate the future potential catastrophe loss exposure.
Information technology development and costs
Management has established a program of initiatives to enhance the functionality of our legacy processing and Agency interface systems aimed at improving the ease of doing business, enhancing Agent and Employee productivity and access to information. Several of these initiatives are underway and others are in the planning or preliminary development stages. The entire cost and duration of these investments is not yet determined, but is not expected to have a material financial impact in any single period. Management is also exploring alternatives for acquisition of Agency interface and policy processing systems, but is unable to estimate the timing and cost of these efforts at this early stage of evaluation.
Erie Family Life business process outsourcing
During 2006, Erie Family Life (EFL) decided to outsource certain business processes and core information technology to an external vendor beginning in 2007. The transition of functions and technology to the external vendor is expected to be complete in the third quarter of 2007. EFL expects to incur substantial conversion costs in 2007 of which we will be impacted by our 21.6% ownership share of EFL.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2006 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the three months ended March 31, 2007. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Our objective is to earn competitive returns by investing in a diversified portfolio of securities. We are exposed to credit risk through our portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing up front underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. We do not hedge credit risk inherent in our fixed maturity investments.
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Since our inception, we have collected all amounts due from the Exchange in a timely manner (generally within 120 days).
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and our other business activities during 2007 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
January 1 – 31, 2007	48,971	$54.74	46,229

February 1 – 28, 2007	33,807	54.79	33,807

March 1 – 31, 2007	202,503	52.78	202,503

Total	285,281		282,539	$115,000,000

The month of January 2007 includes 2,742 shares that vested under the stock compensation plan for our outside directors. Included in this amount are the vesting of 2,479 of awards previously granted and 245 dividend equivalent shares that vest as they are granted (as dividends are declared).
In February 2006, our Board of Directors approved a continuation of the stock repurchase program for an additional $250 million authorizing repurchases through December 31, 2009.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.91	Employment Agreement effective April 30, 2007 by and between Erie Indemnity Company and James J. Tanous

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: May 2, 2007	/s/ Jeffrey A. Ludrof

Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO