Form 10-Q
period 2007-06-30
ERIE INDEMNITY CO
filed 2007-08-01
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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
Yes ☐      No ☑
The number of shares outstanding of Class A Common Stock, with no par value and a stated value of $.0292 per share was 56,956,328 at July 25, 2007.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share was 2,571 at July 25, 2007.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Position—June 30, 2007 and December 31, 2006

Consolidated Statements of Operations—Three months and six months ended June 30, 2007 and 2006

Consolidated Statements of Comprehensive Income—Three months and six months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows—Six months ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements—June 30, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Matters

Item 6.	Exhibits

SIGNATURES
EX-10.92
EX-10.93
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

INVESTMENTS

Fixed maturities at fair value (amortized cost of $829,876 and $830,061, respectively)	$827,777	$836,738
Equity securities at fair value (cost of $234,544 and $223,210, respectively)	262,699	250,647
Limited partnerships (cost of $215,549 and $200,166, respectively)	261,811	230,946
Real estate mortgage loans	4,643	4,726

Total investments	1,356,930	1,323,057

Cash and cash equivalents	27,292	60,241
Accrued investment income	11,451	11,374
Premiums receivable from policyholders	257,632	247,187
Federal income taxes recoverable	0	9,092
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	841,865	872,388
Ceded unearned premiums to Erie Insurance Exchange	111,726	114,148
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	209,402	208,522
Reinsurance recoverable from non-affiliates	2,085	2,097
Deferred policy acquisition costs	16,617	16,197
Equity in Erie Family Life Insurance	57,784	57,162
Securities lending collateral	26,237	22,784
Pension plan asset	17,678	7,108
Other assets	60,111	63,004

Total assets	$3,021,810	$3,039,361

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$1,036,362	$1,073,570
Unearned premiums	436,996	424,282
Commissions payable and accrued	132,248	126,077
Agent bonuses	44,133	90,556
Securities lending collateral	26,237	22,784
Accounts payable and accrued expenses	45,418	41,723
Deferred executive compensation	17,953	29,713
Federal income taxes payable	4,948	0
Deferred income taxes	17,557	8,343
Dividends payable	23,025	23,265
Employee benefit obligations	32,941	37,200

Total liabilities	1,817,818	1,877,513

SHAREHOLDERS’ EQUITY
Capital stock:
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 68,229,600 and 68,224,800 shares issued, respectively; 57,185,480 and 57,776,329 shares outstanding, respectively	1,990	1,990
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,571 and 2,573 shares authorized, issued and outstanding, respectively	180	180
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive (loss) income	(1,359)	5,422
Retained earnings	1,699,330	1,618,656

Total contributed capital and retained earnings	1,707,971	1,634,078

Treasury stock, at cost, 11,044,120 and 10,448,471 shares, respectively	(503,979)	(472,230)

Total shareholders’ equity	1,203,992	1,161,848

Total liabilities and shareholders’ equity	$3,021,810	$3,039,361

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUE
Management fee revenue, net	$242,324	$237,233	$458,343	$457,334
Premiums earned	52,122	53,825	104,096	107,852
Service agreement revenue	7,299	6,506	14,717	14,098

Total operating revenue	301,745	297,564	577,156	579,284

OPERATING EXPENSES
Cost of management operations	195,969	189,939	375,855	373,093
Losses and loss adjustment expenses incurred	29,789	38,635	62,023	68,688
Policy acquisition and other underwriting expenses	11,695	12,079	23,689	26,580

Total operating expenses	237,453	240,653	461,567	468,361

INVESTMENT INCOME – UNAFFILIATED
Investment income, net of expenses	14,138	14,603	28,116	29,603
Net realized gains (losses) on investments	2,222	(632)	4,112	152
Equity in earnings of limited partnerships	20,180	14,058	32,698	18,200

Total investment income – unaffiliated	36,540	28,029	64,926	47,955

Income before income taxes and equity in earnings of Erie Family Life Insurance	100,832	84,940	180,515	158,878
Provision for income taxes	31,505	30,015	56,098	55,092
Equity in earnings of Erie Family Life Insurance, net of tax	1,159	1,330	2,430	1,935

Net income	$70,486	$56,255	$126,847	$105,721

Net income per share
Class A common stock – basic	$1.22	$0.95	$2.19	$1.76

Class A common stock – diluted	1.11	0.86	1.99	1.59

Class B common stock – basic and diluted	187.31	144.90	336.32	265.30

Weighted average shares outstanding – basic
Class A common stock	57,337,436	59,063,615	57,513,372	59,842,796

Class B common stock	2,571	2,670	2,572	2,751

Weighted average shares outstanding – diluted
Class A common stock	63,556,114	65,554,096	63,734,450	66,527,677

Class B common stock	2,571	2,670	2,572	2,751

Dividends declared per share:
Class A common stock	$0.40	$0.36	$0.80	$0.72

Class B common stock	60.00	54.00	120.00	108.00

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$70,486	$56,255	$126,847	$105,721

Gross unrealized losses arising during period	(10,115)	(17,882)	(6,321)	(27,243)
Reclassification adjustment for gross (gains) losses included in net income	(2,222)	632	(4,112)	(152)

Unrealized holding losses excluding realized (gains) losses, gross	(12,337)	(17,250)	(10,433)	(27,395)
Income tax benefit related to unrealized losses	4,318	6,036	3,652	9,590

Change in other comprehensive income, net of tax	(8,019)	(11,214)	(6,781)	(17,805)

Comprehensive income	$62,467	$45,041	$120,066	$87,916

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$455,189	$455,797
Service agreement fee received	14,617	12,998
Premiums collected	104,262	107,524
Settlement of commutation received from Exchange	6,782	1,710
Net investment income received	30,030	34,141
Limited partnership distributions	45,796	21,215
Dividends received from Erie Family Life Insurance	—	899
Salaries and wages paid	(58,979)	(50,569)
Pension contribution and employee benefits paid	(34,166)	(12,253)
Commissions paid to agents	(228,214)	(229,150)
Agent bonuses paid	(91,742)	(72,573)
General operating expenses paid	(46,466)	(50,802)
Losses paid	(61,438)	(60,991)
Loss adjustment expenses paid	(7,255)	(6,263)
Other underwriting and acquisition costs paid	(3,689)	(6,548)
Income taxes paid	(30,373)	(49,987)

Net cash provided by operating activities	94,354	95,148

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(98,553)	(92,723)
Equity securities	(49,252)	(60,173)
Limited partnerships	(47,650)	(52,529)
Sales/maturities of investments:
Fixed maturity sales	39,084	206,480
Fixed maturity calls/maturities	51,419	44,852
Equity securities	54,586	84,488
Return on limited partnerships	4,320	6,165
Purchase of property and equipment	(2,429)	(2,321)
Net distributions on agent loans	(662)	(1,264)

Net cash (used in) provided by investing activities	(49,137)	132,975

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(31,749)	(199,996)
Dividends paid to shareholders	(46,417)	(44,082)
Increase (decrease) in collateral from securities lending	847	(5,441)
(Acquisition) redemption of securities lending collateral	(847)	5,441

Net cash used in financing activities	(78,166)	(244,078)

Net decrease in cash and cash equivalents	(32,949)	(15,955)
Cash and cash equivalents at beginning of period	60,241	31,666

Cash and cash equivalents at end of period	$27,292	$15,711

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 26, 2007.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 allows us the option to report selected financial assets and liabilities at fair value at our discretion. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently evaluating certain assets for the election of fair value measurement as of January 1, 2008.
On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Our evaluation identified two income tax positions that would be considered uncertain under this guidance in the first quarter of 2007 for which a liability for current income taxes payable and a temporary tax difference were recognized, that when considered net, had no impact on our financial position. In the second quarter of 2007, new information became available from the taxing authority that resulted in one of our uncertain tax positions becoming certain. As such the current and deferred tax estimates were relieved. We recognize interest related to our remaining uncertain tax position in income tax expense. We have $0.3 million accrued for the estimated interest on our unrecognized tax benefit at June 30, 2007. The IRS has examined tax filings through 2002 and is currently examining our federal income tax returns for 2003 and 2004. We do not currently estimate that our unrecognized tax benefits will change significantly in the next 12 months.
NOTE 3 – RECLASSIFICATIONS
Certain amounts previously reported in the 2006 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications did not impact earnings or total shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 – EARNINGS PER SHARE
Earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. Class A diluted earnings per share are calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan and awards not yet vested related to the outside directors’ stock compensation plan. In April 2007, 2 shares of Class B voting stock were converted to 4,800 non-voting shares of Class A stock. A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock:

	Three Months Ended June 30,
	2007			2006
	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$70,004	57,337,436	$1.22	$55,873	59,063,615	$0.95

Dilutive effect of stock awards	—	48,278	—	—	82,481	—

Assumed conversion of Class B shares	482	6,170,400	—	382	6,408,000	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$70,486	63,556,114	$1.11	$56,255	65,554,096	$0.86

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$482	2,571	$187.31	$382	2,670	$144.90

	Six Months Ended June 30,
	2007			2006
	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$125,982	57,513,372	$2.19	$104,997	59,842,796	$1.76

Dilutive effect of stock awards	—	48,278	—	—	82,481	—

Assumed conversion of Class B shares	865	6,172,800	—	724	6,602,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$126,847	63,734,450	$1.99	$105,721	66,527,677	$1.59

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$865	2,572	$336.32	$724	2,751	$265.30

Included in the restricted stock awards not yet vested are awards of 37,716 and 73,471 for the second quarter of 2007 and 2006, respectively, related to our pre-2004 long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors’ stock compensation plan were 10,562 and 9,010 for the second quarters of 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following tables summarize the cost and market value of available-for-sale securities:

	June 30, 2007
	Amortized	Gross unrealized		Estimated
(in thousands)	cost	gains	losses	fair value
Fixed maturities
U.S. treasuries and government agencies	$4,490	$132	$55	$4,567
Municipal securities	339,239	1,224	4,361	336,102
Foreign government	2,000	5	0	2,005
U.S. corporate debt	349,713	4,224	4,737	349,200
Foreign corporate debt	85,161	1,729	926	85,964
Mortgage-backed securities	12,481	406	127	12,760
Asset-backed securities	16,569	37	258	16,348

Total bonds	809,653	7,757	10,464	806,946
Redeemable preferred stock	20,223	849	241	20,831

Total fixed maturities	$829,876	$8,606	$10,705	$827,777

Equity securities
U.S. common stock	$72,348	$19,045	$660	$90,733
Foreign common stock	25,723	6,650	207	32,166
U.S. nonredeemable preferred stock	131,343	3,969	923	134,389
Foreign nonredeemable preferred stock	5,130	291	10	5,411

Total equity securities	$234,544	$29,955	$1,800	$262,699

	December 31, 2006
	Amortized	Gross unrealized		Estimated
(in thousands)	Cost	gains	losses	fair value
Fixed maturities
U.S. treasuries and government agencies	$3,765	$159	$45	$3,879
Municipal securities	330,239	2,935	1,561	331,613
Foreign government	2,000	9	0	2,009
U.S. corporate debt	357,177	5,754	3,196	359,735
Foreign corporate debt	82,929	2,166	563	84,532
Mortgage-backed securities	14,611	405	295	14,721
Asset-backed securities	18,117	37	64	18,090

Total bonds	808,838	11,465	5,724	814,579
Redeemable preferred stock	21,223	1,036	100	22,159

Total fixed maturities	$830,061	$12,501	$5,824	$836,738

Equity securities
U.S. common stock	$71,932	$17,156	$785	$88,303
Foreign common stock	23,106	5,897	60	28,943
U.S. nonredeemable preferred stock	123,042	5,378	565	127,855
Foreign nonredeemable preferred stock	5,130	416	0	5,546

Total equity securities	$223,210	$28,847	$1,410	$250,647

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
The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. Impairment charges for the three months ended June 30, 2007 include securities primarily in the finance and consumer products industries. Impairment charges on securities were primarily in the technology industry in the second quarter of 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Fixed maturities:
Gross realized gains	$99	$2,420	$415	$3,399
Gross realized losses	(113)	(2,003)	(222)	(2,694)
Impairment charges	(1,389)	0	(1,635)	(942)

Net realized losses	(1,403)	417	(1,442)	(237)

Equity securities:
Gross realized gains	5,296	3,402	8,630	7,629
Gross realized losses	(1,047)	(3,110)	(2,044)	(4,778)
Impairment charges	(624)	(1,341)	(1,032)	(2,462)

Net realized gains	3,625	(1,049)	5,554	389

Net realized gains (losses) on investments	$2,222	$(632)	$4,112	$152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – INVESTMENTS (Continued)
Limited partnerships
Our limited partnerships are classified into three primary categories based upon the unique investment characteristic of each: real estate, private equity and mezzanine debt. For the six months ended June 30, 2007 our equity in earnings from these partnerships as reported on the Consolidated Statements of Operations totaled 18.1% of our pre-tax income. While we do not exert significant influence over any of these partnerships, because we account for them under the equity method of accounting, we are providing summarized financial information in the following table for the six months ended June 30, 2007 and December 31, 2006. Amounts provided in the “recorded by partnerships” section of the table are presented using the latest available financial statements received from the partnerships.

		Equity Recorded by Erie Indemnity Company
		as of June 30, 2007			Recorded by Partnerships
Erie Indemnity			Valuation	Year to date
Company ownership	Number of		adjustment	net income (loss)		Valuation
interest	partnerships	Asset recorded	recorded	recorded	Total assets	adjustments	Net income (loss)
	(dollars in thousands)
Private equity:
Less than 10%	37	$81,273	$4,731	$4,747	$21,257,112	$3,499,810	$1,927,177
Greater than or equal to 10% but less than 50%	7	10,123	329	1,045	449,245	19,814	(21,420)
Greater than or equal to 50%	1	3,313	0	(34)	9,226	0	(103)

Total private equity	45	94,709	5,060	5,758	21,715,583	3,519,624	1,905,654

Mezzanine debt:
Less than 10%	13	29,087	196	1,494	3,791,677	(78,143)	360,757
Greater than or equal to 10% but less than 50%	3	8,879	(537)	1,740	359,307	(6,006)	34,095
Greater than or equal to 50%	1	4,908	(19)	377	43,268	(348)	1,274

Total mezzanine debt	17	42,874	(360)	3,611	4,194,252	(84,497)	396,126

Real estate:
Less than 10%	22	79,121	8,053	7,762	22,508,601	703,190	133,955
Greater than or equal to 10% but less than 50%	9	27,067	1,378	1,106	1,006,935	12,936	9,270
Greater than or equal to 50%	8	18,040	348	(18)	243,334	851	1,273

Total real estate	39	124,228	9,779	8,850	23,758,870	716,977	144,498

Total limited partnerships	101	$261,811	$14,479	$18,219	$49,668,705	$4,152,104	$2,446,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 – INVESTMENTS (Continued)

		Equity Recorded by Erie Indemnity Company
		as of December 31, 2006
			Valuation	Year to date	Recorded by Partnerships
Erie Indemnity Company	Number of		adjustment	net income (loss)		Valuation
ownership interest	partnerships	Asset recorded	recorded	recorded	Total assets	adjustments	Net income (loss)
	(dollars in thousands)
Private equity:
Less than 10%	38	$71,216	$8,386	$9,237	$17,976,053	$1,655,077	$1,976,202
Greater than or equal to 10% but less than 50%	6	8,453	(149)	1,240	351,278	26,755	7,844
Greater than or equal to 50%	1	2,795	0	(49)	5,992	0	(150)

Total private equity	45	82,464	8,237	10,428	18,333,323	1,681,832	1,983,896

Mezzanine debt:
Less than 10%	13	26,250	169	3,988	3,239,894	49,383	132,642
Greater than or equal to 10% but less than 50%	3	7,799	505	357	336,363	17,496	14,074
Greater than or equal to 50%	1	5,722	(76)	524	41,958	(357)	2,615

Total mezzanine debt	17	39,771	598	4,869	3,618,215	66,522	149,331

Real estate:

Less than 10%	22	67,840	5,882	9,284	16,832,702	299,053	281,569
Greater than or equal to 10% but less than 50%	10	36,590	1,127	1,377	1,053,175	(4,299)	19,244
Greater than or equal to 50%	7	4,281	0	(36)	244,242	0	1,032

Total real estate	39	108,711	7,009	10,625	18,130,119	294,754	301,845

Total limited partnerships	101	$230,946	$15,844	$25,922	$40,081,657	$2,043,108	$2,435,072

Securities Lending Program
We have loaned securities, included as part of our invested assets, with a market value of $25.4 million and $22.1 million at June 30, 2007 and December 31, 2006, respectively. We receive marketable securities as collateral for the loaned securities. We recognize the receipt of the collateral held by the third party custodian and the obligation to return the collateral on our Consolidated Statements of Financial Position. The proceeds from the collateral are invested in cash and short-term investments. We share a portion of the interest earned on lent securities with the third party custodian and the borrowing institution.

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
During the second quarter of 2006, the Exchange completed its tender offer and following short-form merger for all of the publicly held outstanding common stock of EFL excluding the shares owned by us. The Exchange acquired all publicly held EFL common stock at $32.00 per share, increasing its ownership percentage from 53.5% to 78.4% of the outstanding common stock of EFL. The aggregate consideration paid by the Exchange in 2006 for the outstanding EFL shares was $75.2 million. Our 21.6% stake in EFL was unaffected by this transaction.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Revenues	$40,761	$39,972	$81,336	$77,022
Benefits and expenses	32,109	29,801	64,214	62,227
Income before income taxes	8,652	10,171	17,122	14,795
Net income	5,764	6,611	12,079	9,890
Comprehensive (loss) income	(5,774)	(5,399)	2,905	(16,859)
Dividends paid to shareholders	0	2,079	0	4,158

	As of
	June 30,	December 31,
(in thousands)	2007	2006
Investments	$1,489,561	$1,488,846
Total assets	1,732,443	1,737,353
Liabilities	1,465,278	1,473,094
Accumulated other comprehensive (loss) income	(4,891)	4,283
Total shareholders’ equity	267,165	264,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – POSTRETIREMENT BENEFITS
The liabilities for the plans described in this note are presented in total for all employees of the Group. The gross asset and liability for the pension and retiree health benefit plans is presented in the Consolidated Statements of Financial Position as pension plan asset and employee benefit obligations. Amounts due from affiliates for obligations under unfunded plans are included in other assets until payments are made to participants in the plan. A portion of annual expenses related to the pension and retiree health benefit plans are allocated to related entities within the Group.
Our pension plans consist of: 1) a noncontributory defined benefit pension plan covering substantially all employees, 2) an unfunded supplemental employee retirement plan (SERP) for executive and senior management and 3) an unfunded pension plan (discontinued in 1997) for certain outside directors.
Effective May 1, 2006, our retiree health benefit plan, which previously provided retiree health benefits in the form of medical and pharmacy health plans, was curtailed by an amendment that restricted eligibility to those who attain age 60 and 15 years of service on or before July 1, 2010. A one-time curtailment benefit of $1.4 million, after reimbursements from affiliates, was recognized in the second quarter of 2006 as a result of this amendment.
Components of Net Periodic Benefit Cost

	Pension Benefits		Retiree Health Benefits		Pension Benefits		Retiree Health Benefits
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(in thousands)	2007	2006	2007	2006*	2007	2006	2007	2006*
Service cost	$3,486	$4,084	$(6)	$(116)	$7,061	$8,191	$19	$258
Interest cost	4,207	4,093	119	91	8,382	8,203	269	377
Expected return on plan assets	(5,414)	(4,629)	0	0	(10,514)	(9,257)	0	0
Amortization of prior service cost	147	114	(26)	10	247	228	(76)	(22)
Amortization of net loss	354	1,177	(25)	(43)	704	2,382	0	64

Net periodic benefit cost	$2,780	$4,839	$62	$(58)	$5,880	$9,747	$212	$677

*	One-time curtailment benefit not included here.
The decrease in the net periodic benefit cost of the pension plans is due to a change in discount rate to 6.25% for 2007 compared to 5.75% in 2006. The decrease in the net periodic benefit cost of the retiree health benefit plan for the first six months of 2007 reflects the curtailment of the plan in the second quarter of 2006 which is being phased out through 2010.
We contributed $14.8 million and $8.1 million to the employee pension plan during the quarters ended June 30, 2007 and 2006. The 2007 contribution was made in accordance with the Pension Protection Act of 2006 and exceeded the minimum required contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 – NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL paid its semi-annual interest to us of $0.8 million in each of the second quarters ended June 30, 2007 and 2006.
NOTE 9 – STATUTORY INFORMATION
Cash and securities with carrying values of $9.8 million and $5.7 million were deposited by our property and casualty insurance subsidiaries with regulatory authorities under statutory requirements at June 30, 2007 and December 31, 2006, respectively.
NOTE 10 – SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

Cash flows from operating activities	Six months ended June 30,
(in thousands)	2007	2006
Net income	$126,847	$105,721
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,342	17,898
Deferred income tax benefit	11,867	5,226
Realized gain on investments	(4,112)	(152)
Equity in earnings of limited partnerships	(32,698)	(18,200)
Net amortization of bond premium	1,085	1,455
Undistributed earnings of Erie Family Life Insurance	(2,613)	(1,181)
Deferred compensation	(11,760)	5,234
Limited partnership distributions	45,796	21,215
Decrease in receivables and reinsurance recoverable from the Exchange and affiliates	21,556	9,657
Increase in prepaid expenses and other assets	(22,350)	(22,436)
Increase in accounts payable and accrued expenses	14,311	6,588
Decrease in accrued agent bonuses	(46,423)	(28,045)
Decrease in loss reserves	(37,209)	(2,515)
Decrease (increase) in unearned premiums	12,715	(5,317)

Net cash provided by operating activities	$94,354	$95,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 – COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $182.5 million additional funds in limited partnership investments at June 30, 2007. These commitments will be funded as required by the partnerships’ agreements through 2012. At June 30, 2007, the total commitment to fund limited partnerships that invest in private equity securities is $72.7 million, real estate activities is $72.9 million and mezzanine debt securities is $36.9 million. We expect to have sufficient cash flows not only from operations but also from cash inflows (distributions) from existing limited partnership investments to meet these partnership commitments.
On May 21, 2007, we received a subpoena from the Connecticut Attorney General’s Office requesting information related to the Exchange’s participation in certain reinsurance facilities. The Exchange exited the voluntary assumed reinsurance business as of December 31, 2003. We are cooperating fully with the Connecticut Attorney General’s Office in this matter.
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
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Premiums earned	$913,316	$940,026	$1,802,867	$1,868,434
Losses, loss adjustment expenses and other underwriting expenses*	766,464	920,659	1,560,891	1,713,806

Net underwriting gain**	146,852	19,367	241,976	154,628

Total investment income	212,935	77,160	349,581	203,169
Net income before federal income tax	359,787	96,527	591,557	357,797
Federal income tax expense	110,527	31,602	182,519	120,625

Net income	$249,260	$64,925	$409,038	$237,172

*	Includes management fees paid or accrued as payable to the Company.

**	Driving the improvement in the underwriting gain in the second quarter of 2007 compared to the second quarter of 2006 was the Exchanges’s share of $38.6 million of favorable development of prior accident year loss reserves, a majority of which related to improved frequency and severity trends for automobile bodily injury and uninsured/underinsured motorist bodily injury. In 2006, incurred but not reported reserves were increased for pre-1986 automobile catastrophic injury liability losses and catastrophe losses, of which the Exchange’s share was $23.7 million and $30.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 – VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
	June 30,	December 31,
(in thousands)	2007	2006
Fixed maturities	$4,535,946	$4,376,322
Equity securities	3,055,449	2,855,044
Limited partnerships	1,152,151	1,120,674
Other invested assets	202,657	142,615

Total invested assets	8,946,203	8,494,655
Other assets	1,085,925	1,021,489

Total assets	$10,032,128	$9,516,144

Loss and loss adjustment expense reserves	$3,468,123	3,562,682
Unearned premium reserves	1,477,395	1,430,683
Accrued liabilities	498,448	435,683

Total liabilities	5,443,966	5,429,048
Total policyholders’ surplus	4,588,162	4,087,096

Total liabilities and policyholders’ surplus	$10,032,128	$9,516,144

Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Six months ended
	June 30,
(in thousands)	2007	2006
Cash flows from operating activities
Premiums collected net of reinsurance	$1,794,949	$1,840,727
Losses and loss adjustment expenses paid	(989,481)	(986,277)
Management fee and expenses paid	(681,384)	(699,380)
Net investment income received	267,294	168,410
Federal income taxes and other expenses paid	(180,808)	(140,668)

Net cash provided by operating activities	210,570	182,812

Net cash used in investing activities	(190,192)	(139,873)

Net cash used in financing activities	(6,345)	(79,574)

Net increase (decrease) in cash and cash equivalents	14,033	(36,635)
Cash and cash equivalents-beginning of period	85,784	299,160

Cash and cash equivalents-end of period	$99,817	$262,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION
We operate our business as three reportable segments – management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 26, 2007, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Summarized financial information for our operating segments is presented as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Management Operations
Operating revenue
Management fee revenue	$256,462	$251,104	$485,106	$484,039
Service agreement revenue	7,299	6,506	14,717	14,098

Total operating revenue	263,761	257,610	499,823	498,137
Cost of management operations	207,392	201,028	397,777	394,854

Income before income taxes	$56,369	$56,582	$102,046	$103,283

Net income from management operations**	$37,936	$36,588	$68,677	$67,469

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$36,200	$37,255	$72,000	$74,515
Commercial lines	15,769	16,210	31,989	33,053
Reinsurance – nonaffiliates	153	360	107	284

Total premiums earned	52,122	53,825	104,096	107,852

Operating expenses
Losses and expenses:
Personal lines	31,809	39,453	62,639	71,338
Commercial lines	12,801	14,348	27,668	28,171
Reinsurance – nonaffiliates	(411)	(698)	246	165
Reinsurance – affiliates*	0	393	0	538

Total losses and expenses	44,199	53,496	90,553	100,212

Income before income taxes	$7,923	$329	$13,543	$7,640

Net income from insurance underwriting operations**	$5,332	$213	$9,115	$4,991

Investment Operations
Investment income, net of expenses	$14,138	$14,603	$28,116	$29,603
Net realized gains (losses) on investments	2,222	(632)	4,112	152
Equity in earnings of limited partnerships	20,180	14,058	32,698	18,200

Total investment income-unaffiliated	$36,540	$28,029	$64,926	$47,955

Net income from investment operations**	$24,592	$18,124	$43,695	$31,326

Equity in earnings of EFL, net of tax	$1,159	$1,330	$2,430	$1,935

*	The excess-of-loss reinsurance agreement was not renewed for the 2006 or 2007 accident years and as a result, there were no premiums paid by the Erie Insurance Company or Erie Insurance Company of New York to the Exchange. No recovery of charges or reversals of recoveries were recorded in the first six months of 2007 due to the absence of triggering events for the years 2002 to 2005, which remain open on the agreement.

**	Our estimated 2007 annual effective tax rate of 32.7% was used to calculate the net income for each operating segment. The effective tax rate being reflected on the Consolidated Statement of Operations through June 30, 2007, is lower than our estimated annual effective tax rate. This is due to 1) estimated IRS audit adjustments that reduced taxes by $1.2 million, 2) a $2.1 million reduction for an adjustment to taxes on salvage and subrogation recoverable and 3) estimated interest on our uncertain income tax positions that increased our taxes by $0.3 million in accordance with FIN No. 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Segment revenues, excluding investment operations	$315,883	$311,435	$603,919	$605,989
Elimination of intersegment management fee revenues	(14,138)	(13,871)	(26,763)	(26,705)

Total operating revenues	$301,745	$297,564	$577,156	$579,284

Segment operating expenses	$251,591	$254,524	$488,330	$495,066
Elimination of intersegment management fee revenue	(14,138)	(13,871)	(26,763)	(26,705)

Total operating expenses	$237,453	$240,653	$461,567	$468,361

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries 5.5% share of the intersegment management fees paid to us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)
The growth rate of policies in force, policy retention (the percentage of policyholders eligible for renewals who have renewed their policies measured on a 12-month rolling basis) and average premium per policy trends directly impact our management operations and insurance underwriting operating segments. Below is a summary of each major line of business for the Property and Casualty Group.
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate
12/31/2005	1,640,563	(1.8)%	1,353,912	0.5%	286,604	2.7%	3,281,079	(0.5)%
03/31/2006	1,636,048	(1.6)	1,356,885	1.0	289,964	3.6	3,282,897	(0.1)
06/30/2006	1,637,472	(1.3)	1,366,633	1.2	294,409	4.2	3,298,514	0.2
09/30/2006	1,636,947	(0.9)	1,373,763	1.4	298,361	4.6	3,309,071	0.5
12/31/2006	1,633,882	(0.4)	1,377,965	1.8	301,497	5.2	3,313,344	1.0
03/31/2007	1,635,714	0.0	1,384,856	2.1	305,591	5.4	3,326,161	1.3
06/30/2007	1,644,561	0.4	1,398,034	2.3	311,761	5.9	3,354,356	1.7

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate
12/31/2005	118,728	1.2%	213,347	1.8%	56,218	(4.6)%	90,227	2.7%	478,520	1.0%
03/31/2006	118,587	1.0	214,461	2.3	55,254	(4.7)	90,301	2.8	478,603	1.2
06/30/2006	119,471	0.9	217,134	2.4	54,871	(4.4)	91,568	2.9	483,044	1.3
09/30/2006	119,555	0.8	217,763	2.3	54,379	(4.4)	92,687	2.9	484,384	1.2
12/31/2006	119,801	0.9	218,542	2.4	53,923	(4.1)	92,687	2.7	484,953	1.3
03/31/2007	119,907	1.1	219,300	2.3	53,498	(3.2)	92,857	2.8	485,562	1.5
06/30/2007	121,587	1.8	223,670	3.0	53,955	(1.7)	94,612	3.3	493,824	2.2

Date	Total All Lines	12-mth. growth rate
12/31/2005	3,759,599	(0.3)%
03/31/2006	3,761,500	0.1
06/30/2006	3,781,558	0.4
09/30/2006	3,793,455	0.6
12/31/2006	3,798,297	1.0
03/31/2007	3,811,723	1.3
06/30/2007	3,848,180	1.8
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines
12/31/2005	90.0%	87.9%	88.2%	85.4%	86.2%	86.0%	88.6%
03/31/2006	90.1	88.0	88.6	85.9	86.0	86.2	88.8
06/30/2006	90.3	87.7	88.9	85.9	85.9	86.5	89.0
09/30/2006	90.5	87.8	89.2	86.0	85.8	86.7	89.2
12/31/2006	90.8	87.7	89.4	86.0	85.7	87.1	89.5
03/31/2007	91.0	88.0	89.7	86.1	86.2	87.2	89.7
06/30/2007	91.1	88.1	89.9	86.0	86.3	87.6	89.9

*	CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 – SEGMENT INFORMATION (Continued)
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change
12/31/2005	$1,174	(1.3)%	$543	(0.5)%	$348	0.3%	$841	(1.6)%
03/31/2006	1,161	(2.7)	539	(2.4)	349	0.6	832	(3.0)
06/30/2006	1,140	(3.9)	535	(2.6)	348	0.6	818	(3.9)
09/30/2006	1,122	(4.8)	530	(2.9)	348	0.3	806	(4.7)
12/31/2006	1,110	(5.5)	526	(3.1)	349	0.3	797	(5.2)
03/31/2007	1,100	(5.3)	524	(2.8)	349	0.0	791	(4.9)
06/30/2007	1,094	(4.0)	520	(2.8)	351	0.9	786	(3.9)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change
12/31/2005	$2,781	(0.3)%	$6,212	6.7%	$1,705	(0.1)%	$2,501	0.6%	$1,052	(0.8)%
03/31/2006	2,778	(0.8)	6,270	4.4	1,710	(0.6)	2,501	(0.5)	1,044	(2.1)
06/30/2006	2,730	(1.8)	6,143	0.7	1,676	(1.9)	2,444	(2.4)	1,026	(3.3)
09/30/2006	2,705	(3.0)	6,047	(0.9)	1,669	(1.5)	2,416	(3.0)	1,011	(4.2)
12/31/2006	2,687	(3.4)	5,985	(3.7)	1,657	(2.8)	2,393	(4.3)	1,001	(4.8)
03/31/2007	2,664	(4.1)	5,914	(5.7)	1,641	(4.0)	2,365	(5.4)	991	(5.1)
06/30/2007	2,627	(3.8)	5,901	(3.9)	1,616	(3.6)	2,333	(4.5)	984	(4.1)

*	CML = Commercial
NOTE 14 – SUBSEQUENT EVENTS
Our Board of Directors has unanimously elected Thomas B. Hagen as Chairman of the Board, succeeding F. William Hirt who passed away on July 13, 2007. The election was held during a regularly scheduled meeting of the Board of Directors on July 31, 2007.
Our President and Chief Executive Officer, Jeffrey A. Ludrof, tendered his resignation on July 31, 2007, and will be leaving the organization within the next thirty days. Mr. Ludrof’s severance compensation is not yet determined, but is not expected to have a material impact on our annual earnings.
Our Board of Directors will undertake a search for a new President and Chief Executive Officer to replace Mr. Ludrof. In the interim, recently retired Executive Vice President of Erie Family Life Insurance Company, John J. Brinling, Jr., will serve as acting President and Chief Executive Officer.

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
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:
We serve as the attorney-in-fact for the policyholders of the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate predominantly as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and our three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through almost 1,900 independent agencies comprising over 8,100 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.

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
Segment Results

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(dollars in thousands, except per share data)	(Unaudited)			(Unaudited)
Income from management operations	$56,369	$56,582	(0.4)%	$102,046	$103,283	(1.2)%
Underwriting income	7,923	329	NM	13,543	7,640	77.3
Net revenue from investment operations	37,787	29,459	28.3	67,539	50,036	35.0

Income before income taxes	102,079	86,370	18.2	183,128	160,959	13.8
Provision for income taxes	31,593	30,115	4.9	56,281	55,238	1.9

Net income	$70,486	$56,255	25.3%	$126,847	$105,721	20.0%

Net income per share – diluted	$1.11	$0.86	29.2%	$1.99	$1.59	25.2%

NM = not meaningful
KEY POINTS
•	Increase in net income per share-diluted in the second quarter of 2007 was impacted by improved underwriting operations and an increase in limited partnership earnings.

•	Gross margins from management operations remained stable at 21.4% in the second quarter of 2007 which were 22.0% in the second quarter of 2006.

•	Direct written premiums of the Property and Casualty Group increased 0.9% in the second quarter of 2007.

•	GAAP combined ratios of the insurance underwriting operations improved to 84.8% in the second quarter of 2007 from 99.4% for the quarter ended June 30, 2006 driven by favorable development of prior accident year loss and loss adjustment expense reserves and low catastrophe losses.

•	Earnings from limited partnerships increased 43.5% in the second quarter of 2007 compared to 2006 due to favorable market conditions.

•	Annualized effective tax rate of 32.7% in second quarter 2007 was benefited by interest income related to the settlement of the IRS examinations on the years 2001 and 2002, and a reduction to the interest expense on uncertain tax positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The property/casualty industry through the first quarter of 2007 reflected continued soft market conditions. Premium growth in the industry continued to slow, declining 1.3% in the first quarter according to A.M. Best. The industry combined ratio of 92.4% for the first quarter of 2007 deteriorated slightly from the 91.5% in the first quarter of 2006, however these combined ratios are still the lowest the industry has experienced in the first quarter since 1987. The slight deterioration seen in the first quarter of 2007 was evidence of increasing pricing pressures.
Our management fee revenue grew 2.1%, benefiting from 0.9% growth in the direct written premiums of the Property and Casualty Group in the second quarter of 2007 compared to the second quarter of 2006, and the management fee rate being set at its maximum level of 25% for 2007. Overall cost of management operations increased 3.2%, offsetting the growth in management fee revenue. Non-commission operating costs increased 4.5% in the second quarter of 2007 driven primarily by personnel costs. Costs have continued to moderate in the first half of 2007 and our current estimate for non-commission operating cost growth is 6% for the year.
The insurance underwriting operations for the second quarter of 2007 reflect continued favorable development of prior accident year loss and loss adjustment expense reserves. The second quarter of 2006 included incurred but not reported estimates of catastrophe losses and slightly adverse development of prior accident year losses which contributed to the lower underwriting income in that period.
Investment operations generated strong earnings in the second quarter of 2007 compared to 2006, primarily due to sales of commercial properties in our real estate limited partnerships.
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Management fee revenue	$256,462	$251,104	2.1%	$485,106	$484,039	0.2%
Service agreement revenue	7,299	6,506	12.2	14,717	14,098	4.4

Total revenue from management operations	263,761	257,610	2.4	499,823	498,137	0.3
Cost of management operations	207,392	201,028	3.2	397,777	394,854	0.7

Income from management operations	$56,369	$56,582	(0.4)%	$102,046	$103,283	(1.2)%

Gross margin	21.4%	22.0%		20.4%	20.7%

KEY POINTS
•	Direct written premiums of the Property and Casualty Group increased 0.9% in the second quarter of 2007 compared to the second quarter of 2006.
•	Year-over-year policies in force grew 1.8%, or 66,622 policies, to 3,848,180 at June 30, 2007 compared to growth of 13,195 policies in the second quarter of 2006.

•	Year-over-year average premium per policy was $984 and $1,026 at June 30, 2007 and 2006, respectively, a decrease of 4.1%.

•	During the second quarter, premium rate changes resulted in a $21.3 million decrease in written premiums.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Gross service agreement revenue decreased to $7.8 million from $7.9 million in the second quarters of 2007 and 2006, respectively, due to the shift to the no-fee single payment plan influenced in part by a discount in pricing offered for paid in full policies. The adjustment to defer the unearned portion of these service charges decreased service agreement revenue by $0.5 million and $1.4 million in the second quarters of 2007 and 2006, respectively. Higher per policy service charges, effective for policies renewing on or after January 1, 2006, drove the increase in the portion of revenue that was unearned during the second quarter of 2006.

•	Commission costs increased 2.7% and costs other than commissions increased 4.5% in the second quarter of 2007.
•	Scheduled rate commissions increased $1.1 million, or 0.9% in line with growth in written premiums, while estimates for Agent bonuses and other incentives increased by $2.2 million compared to the second quarter of 2006.
•	Personnel costs increased by 4.6% to $34.6 million in the second quarter of 2007 compared to $33.1 million in the second quarter of 2006 due to an increase in average pay rate, offset by lower employment levels.
Management fee revenue
The following table presents the direct written premium of the Property & Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Private passenger auto	$474,770	$474,267	0.1%	$909,476	$922,975	(1.5)%
Homeowners	206,265	204,273	1.0	354,637	352,376	0.6
Commercial multi-peril	120,466	119,439	0.9	235,519	238,374	(1.2)
Workers compensation	85,283	83,312	2.4	177,187	181,557	(2.4)
Commercial auto	88,500	88,525	0.0	171,666	174,173	(1.4)
All other lines of business	52,963	49,189	7.7	97,940	92,318	6.1

Property and Casualty Group direct written premiums	1,028,247	1,019,005	0.9	1,946,425	1,961,773	(0.8)
Management fee rate	25.00%	24.75%		25.00%	24.75%

Management fee revenue, gross	257,062	252,204	1.9	486,606	485,539	0.2
Change in allowance for management fee returned on cancelled policies*	(600)	(1,100)	NM	(1,500)	(1,500)	NM

Management fee revenue, net of allowance	$256,462	$251,104	2.1%	$485,106	$484,039	0.2%

NM = not meaningful

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. The higher management fee rate in 2007 of 25.0% resulted in an increase of $4.9 million in management fee revenue, or an increase in net income per share-diluted of $0.05 for the first six months of 2007. Although the mid-term cancellations of policies for the Property and Casualty Group continue to trend downward, the seasonal effects on the unearned premium reserve resulted in an increase in the allowance for management fees returned on cancelled policies. The policy retention ratio improved to 89.9% at June 30, 2007 from 89.5% at December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Direct written premiums of the Property and Casualty Group increased 0.9% in the second quarter of 2007 as the increase in policies in force of 1.8% offset the decreases in average premium per policy. Total year-over-year policies in force increased to 3,848,180 at June 30, 2007 from 3,781,558 at June 30, 2006. Growth in policies in force is the result of the expansion of our independent agency force through appointments and other marketing initiatives. The year-over-year average premium per policy declined 4.1% to $984 at June 30, 2007 from $1,026 at June 30, 2006.
Due to continued soft market conditions, the Property and Casualty Group implemented rate reductions in 2005, 2006 and 2007 to be more price-competitive for potential new policyholders and to improve retention of existing policyholders. Our pricing actions are continuously evaluated. We estimate that those pricing actions approved, filed and contemplated for filing could reduce the direct written premiums of the Property and Casualty Group by approximately $86.6 million during 2007, of which approximately $55.7 million occurred in the first half of 2007. Included in the $86.6 million are approximately $49.9 million in estimated premium reductions related to the carryover impact of pricing actions approved and effective in 2006. The most significant rate reductions effective in 2007 are in private passenger auto and homeowners in Pennsylvania, Virginia and Ohio. In addition, segmented pricing in auto and home, where we offer lower prices to better risks, has accelerated the decline in average premium per policy.
Premiums generated from new business increased 13.5% to $112.4 million in the second quarter of 2007 from $99.0 million in the second quarter of 2006. New business policies in force increased 5.3% to 453,207 at June 30, 2007 from 430,464 at June 30, 2006, while the year-over-year average premium per policy on new business decreased 0.7% to $852 at June 30, 2007 from $859 at June 30, 2006.
Premiums generated from renewal business decreased 0.5% to $915.9 million from $920.0 million for the six months ended June 2007 and 2006, respectively. Renewal policies in force increased 1.3% to 3,394,973 from 3,351,094, while the year-over-year average premium per policy on renewal business decreased 4.4% to $1,002 from $1,048 for the same respective periods in 2007 and 2006.
Personal lines - The Property and Casualty Group’s personal lines new business premiums written increased 7.8% to $71.2 million in the second quarter of 2007 from $66.0 million in the second quarter of 2006. Personal lines new policies in force increased 5.2% to 372,253 at June 30, 2007 compared to 353,759 at June 30, 2006. The year-over-year average premium per policy on personal lines new business decreased 1.6% to $687 at June 30, 2007 from $697 at June 30, 2006.
Despite rate decreases in private passenger auto, new premiums written increased 10.5% to $44.1 million during the second quarter of 2007 driven by a 9.4% increase in private passenger auto new business policies in force to 154,132. Private passenger auto new business year-over-year average premium per policy decreased 2.8% to $1,022 at June 30, 2007. The Property and Casualty Group has been implementing rate reductions of which the most significant dollar impact has been in the private passenger auto line of business in the state of Pennsylvania. Also, in July 2006, a new incentive program that runs through December 31, 2007 was implemented to stimulate policy growth. Under the program, eligible agents receive a $50 bonus on each new to ERIE private passenger auto policy.
Homeowners new business premiums increased 2.2% to $22.1 million in the second quarter of 2007. Policies in force increased 2.1% to 169,389 in the second quarter of 2007, while the year-over-year average premium per policy decreased 2.2%. Homeowners renewal business premiums increased 0.8% to $184.2 million in the second quarter of 2007. Policies in force on homeowners renewal business increased 2.3% to 1,228,645 at June 30, 2007 compared to 1,200,675 at June 30, 2006. The year-over-year policy retention ratio for homeowners improved to 89.9% at June 30, 2007, from 89.4% at December 31, 2006 and 88.9% at June 30, 2006.
Renewal premiums written on personal lines policies remained flat during the second quarter of 2007 reflective of the impact of rate reductions and change in the mix by tier of personal lines business written by the Property and Casualty Group, offset by improving policy retention ratio trends. The year-over-year policy retention ratio for private passenger auto improved to 91.1% at June 30, 2007, from 90.8% at December 31, 2006 and 90.3% at June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Commercial lines - The commercial lines new business premiums written increased 24.1% to $40.9 million in the second quarter of 2007 from $33.0 million in the second quarter of 2006. Factors contributing to this increase include 1) more proactive communications between us and our commercial agents, 2) continued refinement and enhancements to our quote processing systems and 3) our use of more refined pricing using predictive modeling. Commercial lines new policies in force increased 5.5% to 80,954 at June 30, 2007. The year-over-year average premium per policy on commercial lines new business increased 0.5% due to certain workers’ compensation pricing actions that increased rates in Illinois, Maryland and Virginia, that first became effective in 2006.
Renewal premiums for commercial lines decreased 1.4% to $275.0 million from $279.0 million in the second quarter of 2007 as compared to 2006. Renewal policies in force increased 1.6% to 412,870 at June 30, 2007, while the year-over-year average premium per policy on commercial lines renewal business declined 4.9%. The year-over-year policy retention ratio for commercial multi-peril improved to 86.0% at June 30, 2007 from 85.9% at June 30, 2006. The year-over-year policy retention ratio for workers compensation improved to 86.3% at June 30, 2007 from 85.9% at June 30, 2006.
Future trends – premium revenue – We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. We appointed 129 agencies in the first half of 2007. At June 30, 2007, we had 1,891agencies. We expect to meet our goal of appointing 200 new agencies for the year. In 2006, we appointed 139 new agencies. Agency appointments are expected to continue to help drive long term growth. We also continue to evaluate the interactions used in our pricing segmentation models and potential new product line extensions and enhancements that we could offer in the marketplace.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of management operations

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(in thousands)	(Unaudited)			(Unaudited)
Commissions	$148,855	$144,986	2.7%	$279,704	$279,073	0.2%

Personnel costs	34,596	33,062	4.6	68,509	68,745	(0.3)
Survey and underwriting costs	5,888	6,154	(4.3)	12,173	12,227	(0.4)
Sales and policy issuance costs	5,733	5,607	2.2	10,966	11,506	(4.7)

All other operating costs	12,320	11,219	9.8	26,425	23,303	13.4

All other non-commission expense	58,537	56,042	4.5	118,073	115,781	2.0

Total cost of management operations	$207,392	$201,028	3.2%	$397,777	$394,854	0.7%

KEY POINTS
•	Included in the $3.9 million increase in commissions are:
•	an increase in normal commissions of $1.1 million, or 0.9% to $123.2 million, in the second quarter of 2007 as a result of an increase in the second quarter 2007 Property and Casualty Group premium volume.

•	an estimate for agent bonuses and incentives that increased $2.2 million in the second quarter of 2007.
•	Included in the 4.6% increase in personnel costs are:
•	an increase of $1.4 million, or 5.3%, in salaries due to higher average pay rates, and

•	an increase of less than 1% in employee benefit costs as the second quarter of 2007 was favorably impacted by a reduction in pension costs due to an increase in the discount rate, while the second quarter of 2006 included the recognition of a one-time full curtailment benefit related to the termination of the retiree health benefit plan,

•	an offset to salaries and wage amounts resulting from a 3.3% decrease in full-time equivalent employees.
•	The overall decrease in survey and underwriting was the result of additional insurance scoring costs incurred in 2006 that did not recur in 2007 for the purchase of additional underwriting information.

•	All other operating costs increased 9.8% primarily due to software purchases and additional software maintenance and licensing fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Commissions - Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(in thousands)	(Unaudited)			(Unaudited)
Scheduled rate commissions	$123,164	$122,098	0.9%	$231,126	$232,252	(0.5)%
Accelerated rate commissions	651	378	72.2	1,164	761	53.0
Agent bonuses and promotional incentives	23,799	23,110	3.0	45,221	46,860	(3.5)
$50 private passenger auto bonus	1,541	0	NM	2,993	0	NM
Change in allowance for mid-term policy cancellations	(300)	(600)	NM	(800)	(800)	NM

Total commissions	$148,855	$144,986	2.7%	$279,704	$279,073	0.2%

NM = not meaningful
Scheduled and accelerated rate commissions – Scheduled rate commissions were impacted by the 0.9% increase in the direct written premiums of the Property and Casualty Group in the second quarter of 2007 compared to the second quarter of 2006. Personal lines of business, which comprise approximately 69% of the Property and Casualty Group’s business, have lower commission rates than commercial lines of business. This mix in premium dollars is reflected in the 0.5% decrease in scheduled rate commissions for the six months ended June 30, 2007 compared to the year to date decrease of 0.8% in direct written premiums of the Property and Casualty Group.
Accelerated rate commissions increased during the second quarter of 2007. Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years. As mentioned earlier, we have been expanding our agency force as part of our growth strategy, appointing 139 new agencies in 2006 and 129 new agencies during the first half of 2007. As new agency appointments continue, accelerated commissions are expected to continue to increase.
Agent bonuses and promotional incentives – Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior year’s actual underwriting data by agency combined with the current year-to-date actual data. The estimates for both the profitability and growth components increased in the second quarter of 2007 from the first quarter of 2007. The agent bonus award is estimated at $87.2 million for 2007. Of this estimate, $83.1 million represents the profitability component and $4.1 million represents the growth component.
$50 private passenger auto bonus – In July 2006, an incentive program was implemented that runs through December 2007. The program pays a $50 bonus to agents for each qualifying new private passenger auto policy issued. These incentive program costs are expected to approximate $7.0 million for 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other costs of management operations – The cost of management operations excluding commission costs increased 4.5% for the second quarter of 2007. Personnel costs increased 4.6%, or $1.5 million, in the second quarter of 2007 driven by a 5.3%, or $1.4 million, increase in salaries and wages. Contributing to the higher salaries was an increase in the average pay rate offset by lower staffing levels. Expense for the management incentive plans increased $0.4 million in the second quarter of 2007 compared to the second quarter of 2006. Employee benefit costs, which are included in personnel costs, include a decrease of $1.2 million in pension costs in the second quarter of 2007 compared to the second quarter of 2006, resulting from the change in the discount rate assumption used to calculate the pension expense from 5.75% in 2006 to 6.25% in 2007. These costs were offset by the increase in retiree health benefit plan net periodic cost in the second quarter of 2007. The retiree health benefit plan costs were reduced in the second quarter of 2006 by $1.4 million, after reimbursements from affiliates, for a one-time curtailment benefit recognized in conjunction with the termination of the plan. Due to the curtailment of the retiree health benefit plan in May 2006, annual costs for 2007 are estimated at $0.4 million, before consideration of allocations to related entities.
For the six months ended June 30, 2007, personnel costs decreased 0.3% impacted by salaries and wages and expense for the management incentive plans. Salaries increased by 0.1%, resulting from an increase in average pay rates, offset by lower staffing levels. The increase in average pay rates is being driven by the mix of employees and the allocation of more salaries to us for information technology (IT) projects. As expected, IT personnel are working on more projects for us in 2007 as opposed to their previous focus on the ERIEConnection project prior to its termination in May 2006. For the six months ended June 30, 2007 estimates for our management incentive plan payouts have declined by $4.0 million from the same period last year. However, during the second quarter of 2007 the estimate increased from the first quarter as performance improved when compared against our peer group of companies for targets used in the plan. All other operating costs increased 13.4% for the six months ended June 30, 2007 driven by additional software purchases, software maintenance agreements and license agreement costs, as well as higher professional fees.
Future trends – cost of management operations – The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting and policy issuance activities performed by the Company for the Property and Casualty Group. In 2006, management worked to better align our growth in costs to the growth in premium over the long term. Our estimate for growth in non-commission operating expenses for the year 2007 is 6%.

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

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(in thousands)	(Unaudited)			(Unaudited)
Premiums earned	$52,122	$53,825	(3.2)%	$104,096	$107,852	(3.5)%

Losses and loss adjustment expenses incurred	29,789	38,635	(22.9)	62,023	68,688	(9.7)
Policy acquisition and other underwriting expenses	14,410	14,861	(3.0)	28,530	31,524	(9.5)

Total losses and expenses	44,199	53,496	(17.4)%	90,553	100,212	(9.6)%

Underwriting income	$7,923	$329	NM	$13,543	$7,640	77.3%

NM = not meaningful
KEY POINTS
▪	Earned premiums for the second quarter of 2007 declined $1.7 million reflecting the trend of rate decreases.

▪	Development of prior accident year loss reserves, excluding salvage and subrogation recoveries, continued to be favorable in the second quarter 2007, improving the loss ratio 4.3 points, or $2.2 million. Adverse development in the second quarter of 2006 contributed 0.3 points to the combined ratio.
•	The majority of this positive development in the second quarter of 2007 resulted from favorable development of reserves on prior accident quarters for automobile bodily injury and uninsured/underinsured motorist bodily injury. Improvements in the prior accident quarter loss ratios in these lines were a result of improved frequency and severity trends.
▪	Catastrophe losses incurred contributed 2.2 points to the GAAP combined ratio in the second quarter of 2007 compared to 9.2 points in the second quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PROFITABILITY MEASURES

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Erie Indemnity Company GAAP Loss and LAE ratio	57.2%	71.8%	59.6%	63.7%
Erie Indemnity Company GAAP combined ratio (1)	84.8	99.4	87.0	92.9
P&C Group statutory combined ratio	82.4	97.2	86.0	91.8
P&C Group adjusted statutory combined ratio (2)	77.7	92.3	81.5	87.2
Direct business:
Personal lines adjusted statutory combined ratio	80.9	97.6	81.3	90.3
Commercial lines adjusted statutory combined ratio	76.6	89.4	82.6	81.4

Prior accident year reserve development – (redundancy) deficiency	(4.3)	0.3	(7.4)	(3.9)
Prior year salvage and subrogation recoveries collected	(1.8)	(1.6)	(2.4)	(2.3)

Total loss ratio points from prior accident years	(6.1)%	(1.3)%	(9.8)%	(6.2)%

(1)	The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned.

(2)	The adjusted statutory combined ratio removes Property and Casualty Group costs stemming from the profit we earn on the management fee.
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, had a $2.2 million favorable impact in the second quarter of 2007, which improved the loss ratio by 4.3 points. A majority of the favorable development resulted from improved severity trends on automobile bodily injury and improved frequency trends and flattening severity trends on uninsured/underinsured motorist bodily injury. These trends reflect results from the Claims IMPACT initiative and changes in the way these claims are settled in Pennsylvania. Overall our personal auto loss trends remain favorable, which is consistent with industry projections. In the second quarter of 2006, our share of prior accident year loss development, after removing the effects of salvage and subrogation recoveries, was an adverse impact of $0.1 million. There was a strengthening of pre-1986 automobile catastrophic liability injury reserves in the second quarter of 2006 based on a claim by claim review, which increased our share of the reserves by $1.4 million. The strengthening of certain other catastrophic injury reserves was due to escalating pharmaceutical costs and a deterioration in the health of the claimants.
Underwriting losses are seasonally higher in the second through fourth quarters, and as a consequence, our property/casualty combined ratio generally increases as the year progresses. In the second quarter of 2007, our share of the increase to incurred but not reported reserves related to seasonality adjustments was $1.5 million. In the first quarter of 2007, the seasonality adjustment reduced our share of the incurred but not reported reserves by $3.3 million.
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $1.1 million and $5.0 million in the second quarters of 2007 and 2006, respectively. The second quarter of 2007 included tornados and flooding in Ohio, North Carolina and Virginia, while 2006 included hail storms in Indiana. These catastrophe losses contributed 2.2 points and 9.2 points to the GAAP combined ratio in the second quarters of 2007 and 2006, respectively. Catastrophe losses incurred for the first half of 2007 and 2006 were $1.4 million and $5.3 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investment Operations

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
(in thousands)	(Unaudited)			(Unaudited)
Net investment income	$14,138	$14,603	(3.2)%	$28,116	$29,603	(5.0)%
Net realized gains (losses) on investments	2,222	(632)	NM	4,112	152	NM
Equity in earnings of limited partnerships	20,180	14,058	43.5	32,698	18,200	79.7
Equity in earnings of EFL	1,247	1,430	(12.8)	2,613	2,081	25.6

Net revenue from investment operations	$37,787	$29,459	28.3%	$67,539	$50,036	35.0%

NM = not meaningful
KEY POINTS
•	Net investment income decreased 3.2% for the quarter as a result of lower invested asset balances due to continued share repurchase activity.

•	Funds used to repurchase our common stock under the stock repurchase plan amounted to $159.3 million in the second quarter of 2006, decreasing the size of our investment portfolio.

•	The net realized gains on investments include impairment charges of $2.0 million and $1.3 million for the second quarters of 2007 and 2006, respectively.

•	Equity in earnings of limited partnerships increased $6.1 million in the second quarter of 2007 due to favorable market conditions.
Impairment charges on fixed maturities were $1.4 million in the second quarter of 2007. There were no impairment charges on fixed maturities in the second quarter of 2006. Impairment charges on equity securities were $0.6 million and $1.3 million in the second quarters of 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, impairment charges on fixed maturities were $1.6 million and $0.9 million, respectively. Impairment charges on equity securities were $1.0 million and $2.5 million during the first half of 2007 and 2006, respectively.
Private equity and mezzanine debt limited partnerships generated earnings of $8.1 million and $9.6 million for the quarters ended June 30, 2007 and 2006, respectively. Real estate limited partnerships generated earnings of $12.1 million and $4.5 million in the second quarters of 2007 and 2006, respectively. Optimal market conditions resulted in a higher return on capital on mezzanine debt and private equity partnership investments by some of our more seasoned limited partnerships and realized gains on sales of commercial properties owned by our real estate limited partnerships.
Provision for Income Taxes
Our 2007 provision for income taxes was based on an annualized effective income tax rate of 32.7% in the second quarter of 2007. However, the second quarter 2007 provision was benefited by $1.0 million in interest income received related to the settlement of the IRS examinations for the years 2001 and 2002, and a $0.5 million reduction to the interest expense as the result of settlement of an uncertain tax position recorded in accordance with Financial Accounting Standards Interpretation 48, “Accounting for Uncertainty in Income Taxes.” The effective tax rate for the six months ended June 30, 2007 was also impacted by a change to the deferred income tax calculation related to anticipated salvage and subrogation and a recoverable recorded for the IRS audit for the years 2003 and 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At June 30, 2007, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $1.1 billion, or 35%, of total assets. These investments provide the liquidity we require to meet the demands on our funds.
Our investments are subject to certain risks, including interest rate and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 61% and 63% of invested assets at June 30, 2007 and December 31, 2006, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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
There is a presumption of impairment for common equity securities when the decline is, in management’s opinion, significant and of an extended duration. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if sufficient objective evidence exists to refute the presumption of impairment. When the presumption of impairment is confirmed, we will recognize an impairment charge to operations. Impairments are included in realized losses in the Consolidated Statements of Operations.
For fixed maturity and preferred stock investments, we individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred. (See “Investment Operations” section).
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
Loss and loss adjustment expense reserves are presented on our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC, our property/casualty insurance subsidiaries that wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of
(in thousands)	June 30, 2007	December 31, 2006
Gross reserve liability:
Personal lines:
Private passenger auto	$336,534	$373,108
Catastrophic injury	186,459	196,306
Homeowners	27,617	27,224
Other personal	11,188	11,416
Commercial lines:
Workers compensation	246,963	221,078
Commercial auto	81,175	87,202
Commercial multi-peril	73,534	73,542
Catastrophic injury	703	550
Other commercial	25,044	37,119
Reinsurance	47,145	46,025

Gross reserves	1,036,362	1,073,570
Reinsurance recoverables	843,950	874,485

Net reserve liability	$192,412	$199,085

The reserves that have the greatest potential for variation is the pre-1986 automobile catastrophic injury liability reserve. There are currently about 300 claimants requiring lifetime medical care of which less than 100 involve catastrophic injuries.
The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $275.7 million at June 30, 2007, which is net of $156.1 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $15.2 million at June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Off-balance sheet arrangements
There are no off-balance sheet obligations related to the variable interest we have in the Exchange. Any liabilities between the Exchange and us are recorded in our Consolidated Statements of Financial Position. We have no other material off-balance sheet obligations or guarantees, other than the limited partnership investment commitments discussed in the Notes to the Consolidated Financial Statements, Footnote 11, “Commitments and Contingencies.”
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
Our primary sources of cash from operations are generated from our net management revenues and by collecting and investing in premiums from new and renewal business in advance of paying claims. Management fees from the Exchange represented 71% of our total revenues for the second quarter of 2007. Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on us of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The cash flow requirements for claims have not historically been significant to our liquidity. Historically, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement. We generated positive cash flows from our operating activities of $94.4 million for the six months ended June 30, 2007.
Cash paid in the first half of 2007 for agent bonuses was $91.7 million, of which $90.2 million was accrued at December 31, 2006. We made pension contributions of $14.8 million and $8.1 million to our pension plan in 2007 and 2006, respectively.
During the second quarter of 2007, we repurchased 313,110 shares of our outstanding Class A common stock in conjunction with the continuation of our stock repurchase plan that was authorized in February 2006. The shares were purchased at a total cost of $16.7 million. In the first half of 2007, 595,649 shares were repurchased at a cost of $31.7 million. We have $98 million remaining under this plan authorized through December 31, 2009. (See Part II of Item 2. Issuer Purchases of Equity Securities.) During the second quarter of 2006, we repurchased 2,891,565 shares of our outstanding Class A common stock under the stock repurchase plan for a total cost of $159.3 million. Included in this amount were shares repurchased from the Black Limited Partnerships, LLC.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group in which we have 5.5% participation. In addition, a substantial decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. At June 30, 2007, the Exchange had $4.6 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1. We believe the Exchange’s capital levels are very strong. The Exchange’s A.M. Best rating of A+ (Superior) was affirmed during the second quarter of 2007.
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
Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2007, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management forecasts that pricing actions approved, filed and awaiting approval or contemplated through 2007, will reduce premium for the Property and Casualty Group by $30.9 million through the remainder of the year.
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
The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. These outcomes will then impact the Property and Casualty Group’s premium dollars and ultimately our management fee revenue.

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
Erie Family Life business process outsourcing
During 2006, Erie Family Life (EFL) decided to outsource certain business processes and core information technology to an external vendor beginning in 2007. The transition of functions and technology to the external vendor is expected to be complete in the third quarter of 2007. EFL expects to incur substantial conversion costs in 2007 by which we will be impacted due to our 21.6% ownership share of EFL.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2006 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the three months ended June 30, 2007. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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
Our investment portfolio is diversified with 96% of the fixed income portfolio rated investment grade (BBB or higher). Approximately 3.5% of our fixed income portfolio is invested in structured products which include mortgage-backed securities, collateralized debt/loan obligations, asset backs and credit linked notes. Our structured product portfolio has an average rating of AA or higher. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products.
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Since our inception, we have collected all amounts due from the Exchange in a timely manner (generally within 120 days). Similar to our investment portfolio, the Exchange maintains 95% of its fixed income portfolio rated investment grade. Approximately 8.7% of the Exchange’s fixed income portfolio is invested in structured products with an average rating of AA or higher.
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

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
April 1 – 30, 2007	160,609	$52.67	157,847
May 1 – 31, 2007	0	—	—
June 1 – 30, 2007	155,263	53.87	155,263

Total	315,872		313,110	$98,000,000

The month of April 2007 includes 2,762 shares that vested under the stock compensation plan for our outside directors. Included in this amount are the vesting of 2,507 of awards previously granted and 255 dividend equivalent shares that vest as they are granted (as dividends are declared).
In February 2006, our Board of Directors approved a continuation of the stock repurchase program for an additional $250 million authorizing repurchases through December 31, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The election of directors to serve on our Board occurred at our Annual Meeting of Shareholders in April 2007. This information is incorporated by reference to our Form 8-K as filed with the Securities and Exchange Commission on April 17, 2007. All nominees to the Board were elected by a unanimous 2,552 votes with the exception of Susan Hirt Hagen, who received 2,549 for votes and 3 withheld votes, Thomas B. Hagen, who received 2,539 for votes and 13 withheld votes, and Lucian L. Morrison, who received 2,550 for votes and 2 withheld votes.
Second, an amendment to our articles of incorporation to permit holders of Class B common stock to act by majority written consent was voted on and approved with 2,532 votes for the amendment and 20 votes against.
Finally, an amendment to our bylaws to require the affirmative vote of the holders of a majority of the outstanding shares of our Class B common stock to elect directors was subject to vote and approved with 2,532 votes for and 20 votes against.

PART II. OTHER INFORMATION (Continued)
ITEM 5. OTHER MATTERS
As discussed in our 8-K filing of July 16, 2007, F. William Hirt, board chairman of the Erie Indemnity Company and retired president and chief executive officer of Erie Insurance, passed away on July 13, 2007, at the age of 81. During his tenure as CEO (1976-1990), Erie Insurance grew 15 times in assets and nine times in premiums, making it larger than 99% of the 3,000 property/casualty insurance companies in the country. Mr. Hirt also founded Erie’s life insurance affiliate, Erie Family Life Insurance Company. With the exception of a three-year hiatus from 1990-1993, he served as the Chairman of the Board of Directors of the Erie Indemnity Company from 1981 until his passing.
As discussed in our 8-K filing of July 20, 2007, Elizabeth Hirt Vorsheck has been named as a new individual trustee of the H.O. Hirt Trusts. In her role as trustee of the H.O.Hirt Trusts, Mrs. Vorsheck replaces her father, F. William Hirt. According to the Trust Agreement the remaining trustees, Susan Hirt Hagen and Sentinel Trust Company, LBA, and the Board of Directors of Erie Indemnity Company each has one vote to select a new trustee. The decision to appoint Mrs. Vorsheck was unanimously agreed to by both remaining trustees and the Erie Indemnity Board.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.92	Amended Articles of Incorporation of Registrant effective May 10, 2007

10.93	Amendment to the By-laws of Registrant effective April 17, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)

Date: August 1, 2007	/s/ Jeffrey A. Ludrof
Jeffrey A. Ludrof, President & CEO

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO