Form 10-Q
period 2007-09-30
ERIE INDEMNITY CO
filed 2007-10-31
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission file number: 0-24000
ERIE INDEMNITY COMPANY

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0466020

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip Code)
(814) 870-2000

(Registrant’s telephone number, including area code)
Not applicable

(Former name, former address and former fiscal year, if changed since last report.)
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
Yes ☐     No ☑
The number of shares outstanding of Class A Common Stock with no par value and a stated value of $.0292 per share were 53,659,895 at October 24, 2007.
The number of shares outstanding of Class B Common Stock with no par value and a stated value of $70 per share were 2,551 at October 24, 2007.
The common stock is the only class of stock the Registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

INVESTMENTS

Fixed maturities at fair value (amortized cost of $702,625 and $830,061, respectively)	$703,444	$836,738
Equity securities at fair value (cost of $205,655, and $223,210, respectively)	224,539	250,647
Limited partnerships (cost of $221,161 and $200,166, respectively)	275,224	230,946
Real estate mortgage loans	4,600	4,726

Total investments	1,207,807	1,323,057

Cash and cash equivalents	32,157	60,241
Accrued investment income	10,254	11,374
Premiums receivable from policyholders	260,720	247,187
Federal income taxes recoverable	0	9,092
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses	822,558	872,388
Ceded unearned premiums to Erie Insurance Exchange	118,822	114,148
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	209,633	208,522
Reinsurance recoverable from non-affiliates	2,291	2,097
Deferred policy acquisition costs	16,935	16,197
Equity in Erie Family Life Insurance	59,116	57,162
Securities lending collateral	29,121	22,784
Pension plan asset	15,539	7,108
Other assets	65,275	63,004

Total assets	$2,875,228	$3,039,361

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(Dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$1,015,083	$1,073,570
Unearned premiums	444,175	424,282
Commissions payable and accrued	131,016	126,077
Agent bonuses	68,439	90,556
Securities lending collateral	29,121	22,784
Accounts payable and accrued expenses	46,969	41,723
Deferred executive compensation	24,857	29,713
Federal income taxes payable	2,020	0
Deferred income taxes	11,918	8,343
Dividends payable	21,617	23,265
Employee benefit obligations	33,772	37,200

Total liabilities	1,828,987	1,877,513

SHAREHOLDERS’ EQUITY
Capital stock:
Class A common, stated value $.0292 per share; authorized shares; 68,277,600 and 68,224,800 shares issued, respectively; 53,659,895 and 57,776,329 shares outstanding, respectively	1,991	1,990
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,551 and 2,573 shares authorized, issued and outstanding, respectively	179	180
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive (loss) income	(2,912)	5,422
Retained earnings	1,731,210	1,618,656

Total contributed capital and retained earnings	1,738,298	1,634,078

Treasury stock, at cost, 14,617,705 and 10,448,471 shares, respectively	(692,057)	(472,230)

Total shareholders’ equity	1,046,241	1,161,848

Total liabilities and shareholders’ equity	$2,875,228	$3,039,361

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING REVENUE
Management fee revenue, net	$232,089	$231,388	$690,432	$688,723
Premiums earned	51,892	53,017	155,988	160,868
Service agreement revenue	7,470	7,410	22,186	21,508

Total operating revenue	291,451	291,815	868,606	871,099

OPERATING EXPENSES
Cost of management operations	200,913	189,536	576,768	562,629
Losses and loss adjustment expenses incurred	30,766	32,573	92,789	101,261
Policy acquisition and other underwriting expenses	13,090	12,325	36,779	38,905

Total operating expenses	244,769	234,434	706,336	702,795

INVESTMENT INCOME — UNAFFILIATED
Investment income, net of expenses	12,233	12,215	40,350	41,818
Net realized gains (losses) on investments	3,438	(872)	7,550	(721)
Equity in earnings of limited partnerships	14,169	10,848	46,867	29,049

Total investment income — unaffiliated	29,840	22,191	94,767	70,146

Income before income taxes and equity in earnings of Erie Family Life Insurance	76,522	79,572	257,037	238,450
Provision for income taxes	23,669	27,421	79,767	82,513
Equity in earnings of Erie Family Life Insurance, net of tax	643	634	3,074	2,569

Net income	$53,496	$52,785	$180,344	$158,506

Net income per share
Class A common stock — basic	$0.97	$0.91	$3.17	$2.67

Class A common stock — diluted	0.87	0.82	2.87	2.41

Class B common stock — basic and diluted	145.92	139.34	482.27	404.46

Weighted average shares outstanding — basic
Class A common stock	55,183,547	57,873,922	56,727,315	59,179,328

Class B common stock	2,559	2,573	2,568	2,691

Weighted average shares outstanding — diluted
Class A common stock	61,370,219	64,129,350	62,935,587	65,717,956

Class B common stock	2,559	2,573	2,568	2,691

Dividends declared per share
Class A common stock	$0.40	$0.36	$1.20	$1.08

Class B common stock	60.00	54.00	180.00	162.00

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$53,496	$52,785	$180,344	$158,506

Gross unrealized gains (losses) arising during period	1,049	28,445	(5,272)	1,202

Reclassification adjustment for gross (gains) losses included in net income	(3,438)	872	(7,550)	721

Unrealized holding (losses) gains excluding realized (gains) losses, gross	(2,389)	29,317	(12,822)	1,923

Income tax benefit (expense) related to unrealized (losses) gains	836	(10,263)	4,488	(673)

Change in other comprehensive income, net of tax	(1,553)	19,054	(8,334)	1,250

Comprehensive income	$51,943	$71,839	$172,010	$159,756

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Management fee received	$682,700	$664,869
Service agreement fee received	22,686	19,808
Premiums collected	157,214	161,851
Settlement of commutation received from Exchange	6,782	1,710
Net investment income received	40,811	47,209
Limited partnership distributions	66,149	31,180
Dividends received from Erie Family Life Insurance	—	899
Salaries and wages paid	(80,986)	(71,483)
Pension contribution and employee benefits paid	(37,136)	(14,604)
Commissions paid to agents	(349,970)	(348,497)
Agent bonuses paid	(91,758)	(73,651)
General operating expenses paid	(71,697)	(80,693)
Losses paid	(91,324)	(92,095)
Loss adjustment expenses paid	(10,413)	(9,045)
Other underwriting and acquisition costs paid	(4,720)	(8,140)
Income taxes paid	(61,552)	(64,723)

Net cash provided by operating activities	176,786	164,595

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments:
Fixed maturities	(125,710)	(122,915)
Equity securities	(106,990)	(78,494)
Limited partnerships	(68,319)	(82,370)
Sales/maturities of investments:
Fixed maturity sales	177,363	227,654
Fixed maturity calls/maturities	71,427	70,285
Equity securities	134,444	105,828
Return on limited partnerships	7,723	8,404
Disposal (purchase) of property and equipment	100	(4,148)
Net distributions on agent loans	(5,643)	(1,267)

Net cash provided by investing activities	84,395	122,977

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(219,827)	(216,450)
Dividends paid to shareholders	(69,438)	(65,144)
Increase (decrease) in collateral from securities lending	6,336	(6,896)
(Acquisition) redemption of securities lending collateral	(6,336)	6,896

Net cash used in financing activities	(289,265)	(281,594)

Net (decrease) increase in cash and cash equivalents	(28,084)	5,978
Cash and cash equivalents at beginning of period	60,241	31,666

Cash and cash equivalents at end of period	$32,157	$37,644

See Accompanying Notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 26, 2007.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 3 — RECLASSIFICATIONS
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
During the third quarter of 2007, we repurchased 1,903,201 shares of our Class A nonvoting common stock (which included the conversion of 20 shares of Class B voting common stock to 48,000 shares of Class A nonvoting common stock) for $99.0 million from the F. William Hirt Estate. F. William Hirt, former chairman of the Company, passed away in July 2007. This purchase was authorized by our Board of Directors separate from our authorized stock repurchase program.
During the third quarter we also repurchased 1,670,384 shares under our authorized stock repurchase program. On September 18, 2007, our Board of Directors approved an additional $100 million in repurchase authority as part of our stock repurchase program through December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — EARNINGS PER SHARE (Continued)
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock:

	Three Months Ended September 30,
	2007			2006
	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$53,123	55,183,547	$0.97	$52,427	57,873,922	$0.91

Dilutive effect of stock awards	—	45,072	—	—	80,228	—

Assumed conversion of Class B shares	373	6,141,600	—	358	6,175,200	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$53,496	61,370,219	$0.87	$52,785	64,129,350	$0.82

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$373	2,559	$145.92	$358	2,573	$139.34

	Nine Months Ended September 30,
	2007			2006
	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$179,106	56,727,315	$3.17	$157,424	59,179,328	$2.67

Dilutive effect of stock awards	—	45,072	—	—	80,228	—

Assumed conversion of Class B shares	1,238	6,163,200	—	1,082	6,458,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$180,344	62,935,587	$2.87	$158,506	65,717,956	$2.41

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$1,238	2,568	$482.27	$1,082	2,691	$404.46

Included in the restricted stock awards not yet vested are awards of 37,716 and 73,471 for the third quarter of 2007 and 2006, respectively, related to our pre-2004 long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors’ stock compensation plan were 7,356 and 6,757 for the third quarters of 2007 and 2006, respectively.

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
The following tables summarize the cost and market value of available-for-sale securities:

	September 30, 2007
	Amortized	Gross unrealized		Estimated
(in thousands)	cost	gains	losses	fair value
Fixed maturities
U.S. treasuries and government agencies	$4,400	$182	$16	$4,566
Municipal securities	240,714	991	1,021	240,684
Foreign government	2,000	4	0	2,004
U.S. corporate debt	330,876	4,062	4,608	330,330
Foreign corporate debt	81,003	1,736	859	81,880
Mortgage-backed securities	11,838	470	83	12,225
Asset-backed securities	16,570	30	577	16,023

Total bonds	687,401	7,475	7,164	687,712
Redeemable preferred stock	15,224	683	175	15,732

Total fixed maturities	$702,625	$8,158	$7,339	$703,444

Equity securities
U.S. common stock	$72,007	$15,411	$1,471	$85,947
Foreign common stock	30,703	5,588	998	35,293
U.S. nonredeemable preferred stock	97,815	2,768	2,670	97,913
Foreign nonredeemable preferred stock	5,130	404	148	5,386

Total equity securities	$205,655	$24,171	$5,287	$224,539

	December 31, 2006
	Amortized	Gross unrealized		Estimated
(in thousands)	Cost	gains	losses	fair value
Fixed maturities
U.S. treasuries and government agencies	$3,765	$159	$45	$3,879
Municipal securities	330,239	2,935	1,561	331,613
Foreign government	2,000	9	0	2,009
U.S. corporate debt	357,177	5,754	3,196	359,735
Foreign corporate debt	82,929	2,166	563	84,532
Mortgage-backed securities	14,611	405	295	14,721
Asset-backed securities	18,117	37	64	18,090

Total bonds	808,838	11,465	5,724	814,579
Redeemable preferred stock	21,223	1,036	100	22,159

Total fixed maturities	$830,061	$12,501	$5,824	$836,738

Equity securities
U.S. common stock	$71,932	$17,156	$785	$88,303
Foreign common stock	23,106	5,897	60	28,943
U.S. nonredeemable preferred stock	123,042	5,378	565	127,855
Foreign nonredeemable preferred stock	5,130	416	0	5,546

Total equity securities	$223,210	$28,847	$1,410	$250,647

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
The components of net realized gains on investments as reported in the Consolidated Statements of Operations are included below. Impairment charges for the three months ended September 30, 2007 include securities primarily in the finance and real estate industries. In the third quarter of 2006 impairment charges on securities were primarily in the technology industry.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Fixed maturities:
Gross realized gains	$1,890	$277	$2,305	$3,675
Gross realized losses	(523)	(554)	(745)	(3,248)
Impairment charges	0	0	(1,635)	(942)

Net realized gains (losses)	1,367	(277)	(75)	(515)

Equity securities:
Gross realized gains	7,156	1,950	15,787	9,579
Gross realized losses	(2,095)	(932)	(4,140)	(5,710)
Impairment charges	(2,990)	(1,613)	(4,022)	(4,075)

Net realized gains (losses)	2,071	(595)	7,625	(206)

Net realized gains (losses) on investments	$3,438	$(872)	$7,550	$(721)

Limited partnerships
Our limited partnerships are classified into three primary categories based upon the unique investment characteristic of each: real estate, private equity and mezzanine debt. Nearly all of our limited partnerships are valued using a source other than quoted prices in active markets. The fair value amounts are based on the financial statements of the general partners, who use various methods to estimate fair value. The general partners use various cash flow valuation techniques to estimate fair values of equity securities in our private equity limited partnerships. For the limited partnerships with investments in mezzanine debt, fair value is based on various valuation techniques applied by the general partners if the mezzanine loans have an equity component. If the mezzanine loans have an equity component, the general partners value investments in mezzanine debt limited partnerships at cost, which approximates fair value. If information becomes available that would impair the cost of these partnerships then the general partner would adjust to the net realizable value. Investments in real estate limited partnerships are either recorded by the general partners at fair value based on an independent appraisal or are carried at cost, which approximates fair value. We perform various procedures in review of the general partners’ valuations, and while we generally rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we would adjust our financial statements where we through it was appropriate. As there is no ready market for these investments, they have the greatest potential for variability. Unrealized gains and losses for these investments are reflected in the equity in earnings on limited partnerships in our Consolidated Statements of Operations as is appropriate under the equity method accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — INVESTMENTS (Continued)
For the nine months ended September 30, 2007 our equity in earnings from these partnerships as reported on the Consolidated Statements of Operations totaled 18.2% of our pre-tax income. While we do not exert significant influence over any of these partnerships, because we account for them under the equity method of accounting, we are providing summarized financial information in the following table as of September 30, 2007 and December 31, 2006. Amounts provided in the “recorded by partnerships” section of the table are presented using the latest available financial statements received from the partnerships.

		Equity Recorded by Erie Indemnity Company
		as of September 30, 2007
Erie Indemnity				Year to date	Recorded by Partnerships
Company ownership	Number of		Change in valuation	net income (loss)		Change in Valuation
interest	partnerships	Asset recorded	adjustment recorded	recorded	Total assets	adjustments	Net income (loss)
	(dollars in thousands)
Private equity:
Less than 10%	37	$86,070	$8,466	$7,352	$22,475,043	$208,110	$1,940,419
Greater than or equal to 10% but less than 50%	7	10,204	541	1,303	443,570	36,847	(9,460)
Greater than or equal to 50%	1	3,927	0	(76)	10,350	0	(229)

Total private equity	45	100,201	9,007	8,579	22,928,963	244,957	1,930,730

Mezzanine debt:
Less than 10%	13	28,773	533	2,084	3,905,902	33,838	192,853
Greater than or equal to 10% but less than 50%	3	9,220	(1,087)	2,663	409,911	(25,678)	65,192
Greater than or equal to 50%	1	4,237	392	405	42,568	1,560	1,915

Total mezzanine debt	17	42,230	(162)	5,152	4,358,381	9,720	259,960

Real estate:
Less than 10%	22	84,566	9,220	11,307	22,418,711	557,831	574,049
Greater than or equal to 10% but less than 50%	9	28,654	1,976	1,294	1,059,866	5,963	28,095
Greater than or equal to 50%	8	19,573	858	(364)	248,241	3,682	1,577

Total real estate	39	132,793	12,054	12,237	23,726,818	567,476	603,721

Total limited partnerships	101	$275,224	$20,899	$25,968	$51,014,162	$822,153	$2,794,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — INVESTMENTS (Continued)

		Equity Recorded by Erie Indemnity Company
		as of December 31, 2006
				Year to date	Recorded by Partnerships
Erie Indemnity Company	Number of		Change in valuation	net income (loss)		Change in Valuation
ownership interest	partnerships	Asset recorded	adjustment recorded	recorded	Total assets	adjustments	Net income (loss)
	(dollars in thousands)
Private equity:
Less than 10%	38	$71,216	$8,386	$9,237	$17,976,053	$1,655,077	$1,976,202
Greater than or equal to 10% but less than 50%	6	8,453	(149)	1,240	351,278	26,755	7,844
Greater than or equal to 50%	1	2,795	0	(49)	5,992	0	(150)

Total private equity	45	82,464	8,237	10,428	18,333,323	1,681,832	1,983,896

Mezzanine debt:
Less than 10%	13	26,250	169	3,988	3,239,894	49,383	132,642
Greater than or equal to 10% but less than 50%	3	7,799	505	357	336,363	17,496	14,074
Greater than or equal to 50%	1	5,722	(76)	524	41,958	(357)	2,615

Total mezzanine debt	17	39,771	598	4,869	3,618,215	66,522	149,331

Real estate:
Less than 10%	22	67,840	5,882	9,284	16,832,702	299,053	281,569
Greater than or equal to 10% but less than 50%	10	36,590	1,127	1,377	1,053,175	(4,299)	19,244
Greater than or equal to 50%	7	4,281	0	(36)	244,242	0	1,032

Total real estate	39	108,711	7,009	10,625	18,130,119	294,754	301,845

Total limited partnerships	101	$230,946	$15,844	$25,922	$40,081,657	$2,043,108	$2,435,072

Securities Lending Program
We have loaned securities, included as part of our invested assets, with a market value of $28.2 million and $22.1 million at September 30, 2007 and December 31, 2006, respectively. We receive marketable securities as collateral for the loaned securities. We recognize the receipt of the collateral held by the third party custodian and the obligation to return the collateral on our Consolidated Statements of Financial Position. The proceeds from the collateral are invested in cash and short-term investments. We share a portion of the interest earned on lent securities with the third party custodian and the borrowing institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF AFFILIATE
Erie Family Life Insurance Company (EFL) is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by the Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Revenues	$36,819	$35,846	$118,155	$112,868
Benefits and expenses	31,824	28,997	96,038	91,224
Income before income taxes	4,995	6,849	22,117	21,644
Net income	3,198	3,152	15,278	13,043
Comprehensive income	6,156	23,203	9,062	6,344
Dividends paid to shareholders	0	0	0	4,158

	As of
	September 30,	December 31,
(in thousands)	2007	2006

Investments	$1,499,736	$1,488,846
Total assets	1,751,565	1,737,353
Liabilities	1,478,244	1,473,094
Accumulated other comprehensive (loss) income	(1,933)	4,283
Total shareholders’ equity	273,321	264,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — POSTRETIREMENT BENEFITS
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
Components of Net Periodic Benefit Cost

	Pension Benefits		Retiree Health Benefits		Pension Benefits		Retiree Health Benefits
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(in thousands)	2007	2006	2007	2006	2007	2006	2007	2006*
Service cost	$3,531	$4,084	$9	$129	$10,591	$12,275	$28	$387
Interest cost	4,191	4,093	135	188	12,574	12,296	404	565
Expected return on plan assets	(5,257)	(4,629)	0	0	(15,771)	(13,885)	0	0
Amortization of prior service cost	123	114	(38)	(11)	370	341	(114)	(33)
Amortization of net loss	352	1,177	0	32	1,057	3,559	0	96

Net periodic benefit cost	$2,940	$4,839	$106	$338	$8,821	$14,586	$318	$1,015

*	One-time curtailment benefit not included here.
The decrease in the net periodic benefit cost of the pension plans is due to a change in discount rate to 6.25% for 2007 compared to 5.75% in 2006. The decrease in the net periodic benefit cost of the retiree health benefit plan for the first nine months of 2007 reflects the curtailment of the plan in the second quarter of 2006 which is being phased out through 2010.
NOTE 8 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to us, of $0.4 million in each of the third quarters ended September 30, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — STATUTORY INFORMATION
Cash and securities with carrying values of $6.0 million and $5.7 million were deposited by our property and casualty insurance subsidiaries with regulatory authorities under statutory requirements at September 30, 2007 and December 31, 2006, respectively.
NOTE 10 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:
Cash flows from operating activities

	Nine months ended September 30,
(in thousands)	2007	2006

Net income	$180,344	$158,506
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,399	26,951
Deferred income tax benefit	7,334	13,895
Realized (gain) loss on investments	(7,550)	721
Equity in earnings of limited partnerships	(46,867)	(29,049)
Net amortization of bond premium	1,543	2,081
Undistributed earnings of Erie Family Life Insurance	(3,305)	(2,313)
Deferred executive compensation	(8,224)	(988)
Limited partnership distributions	66,149	31,180
Decrease (increase) in receivables and reinsurance recoverable from the Exchange and affiliates	31,437	(14,345)
Increase in prepaid expenses and other assets	(28,297)	(28,673)
Increase in accounts payable and accrued expenses	22,534	14,482
Decrease in accrued agent bonuses	(22,117)	(3,927)
(Decrease) increase in loss reserves	(58,487)	1,079
Increase (decrease) in unearned premiums	19,893	(5,005)

Net cash provided by operating activities	$176,786	$164,595

NOTE 11 — COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $165.2 million additional funds in limited partnership investments at September 30, 2007. These commitments will be funded as required by the partnerships’ agreements through 2012. At September 30, 2007, the total commitment to fund limited partnerships that invest in private equity securities is $66.8 million, real estate activities is $63.6 million and mezzanine debt securities is $34.8 million. We expect to have sufficient cash flows not only from operations but also from cash inflows (distributions) from existing limited partnership investments to meet these partnership commitments.
We are occasionally involved in litigation incidental to our business. In the opinion of management, the effects, if any, of such litigation are not expected to be material individually or in aggregate to our consolidated financial condition, results of operations or cash flows.

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
Erie Insurance Exchange
Condensed Statutory Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Premiums earned	$899,455	$916,761	$2,702,322	$2,785,195
Losses, loss adjustment expenses and other underwriting expenses*	786,908	813,045	2,347,799	2,526,851

Net underwriting gain	112,547	103,716	354,523	258,344
Total investment income	109,933	75,585	459,514	278,754

Net income before federal income tax	222,480	179,301	814,037	537,098
Federal income tax expense	101,778	49,825	284,297	170,450

Net income	$120,702	$129,476	$529,740	$366,648

*	Includes management fees paid or accrued as payable to the Company.
Erie Insurance Exchange
Condensed Statutory Statements of Financial Position

	As of
	September 30,	December 31,
(in thousands)	2007	2006
Fixed maturities	$4,495,029	$4,376,322
Equity securities	3,084,058	2,855,044
Limited partnerships and other invested assets	1,466,226	1,263,289

Total invested assets	9,045,313	8,494,655
Other assets	1,110,488	1,021,489

Total assets	$10,155,801	$9,516,144

Loss and loss adjustment expense reserves	$3,432,437	3,562,682
Unearned premium reserves	1,502,324	1,430,683
Accrued liabilities	469,988	435,683

Total liabilities	5,404,749	5,429,048
Total policyholders’ surplus	4,751,052	4,087,096

Total liabilities and policyholders’ surplus	$10,155,801	$9,516,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed Statutory Statements of Cash Flows

	Nine months ended
	September 30,
(in thousands)	2007	2006
Cash flows from operating activities
Premiums collected net of reinsurance	$2,713,105	$2,768,935
Losses and loss adjustment expenses paid	(1,475,428)	(1,492,420)
Management fee and expenses paid	(1,000,567)	(1,018,460)
Net investment income received	375,590	250,108
Federal income taxes and other expenses paid	(322,920)	(151,388)

Net cash provided by operating activities	289,780	356,775

Net cash used in investing activities	(269,794)	(359,937)

Net cash provided by (used in) financing activities	2,805	(38,445)

Net increase (decrease) in cash and cash equivalents	22,791	(41,607)
Cash and cash equivalents-beginning of period	85,784	299,160

Cash and cash equivalents-end of period	$108,575	$257,553

NOTE 13 — SEGMENT INFORMATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 — SEGMENT INFORMATION (Continued)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Management Operations
Operating revenue
Management fee revenue	$245,585	$244,739	$730,691	$728,778
Service agreement revenue	7,470	7,410	22,186	21,508

Total operating revenue	253,055	252,149	752,877	750,286
Cost of management operations	212,601	200,498	610,377	595,351

Income before income taxes	$40,454	$51,651	$142,500	$154,935

Net income from management operations**	$27,144	$33,852	$95,618	$101,321

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$36,740	$37,406	$108,740	$111,921
Commercial lines	15,266	15,844	47,255	48,896
Reinsurance — nonaffiliates	(114)	(233)	(7)	51

Total premiums earned	51,892	53,017	155,988	160,868

Operating expenses
Losses and expenses:
Personal lines	32,501	34,230	95,141	105,568
Commercial lines	12,687	12,514	40,354	40,685
Reinsurance — nonaffiliates	476	236	723	401
Reinsurance — affiliates*	0	307	0	845

Total losses and expenses	45,664	47,287	136,218	147,499

Income before income taxes	$6,228	$5,730	$19,770	$13,369

Net income from insurance underwriting operations**	$4,179	$3,755	$13,266	$8,743

Investment Operations
Investment income, net of expenses	$12,233	$12,215	$40,350	$41,818
Net realized gains (losses) on investments	3,438	(872)	7,550	(721)
Equity in earnings of limited partnerships	14,169	10,848	46,867	29,049

Total investment income-unaffiliated	$29,840	$22,191	$94,767	$70,146

Net income from investment operations**	$20,023	$14,544	$63,588	$45,873

Equity in earnings of EFL, net of tax	$643	$634	$3,074	$2,569

*	The excess-of-loss reinsurance agreement was not renewed for the 2006 or 2007 accident years and as a result, there were no premiums paid by the Erie Insurance Company or Erie Insurance Company of New York to the Exchange. No recovery of charges or reversals of recoveries were recorded in the first nine months of 2007 due to the absence of triggering events for the years 2002 to 2005, which remain open under the agreement.

**	Our estimated 2007 annual effective tax rate of 32.9% was used to calculate the net income for each operating segment. The effective tax rate being reflected on the Consolidated Statement of Operations through September 30, 2007, is lower than our estimated annual effective tax rate. This is due to 1) estimated IRS audit adjustments that reduced taxes by $0.9 million, 2) a $2.1 million reduction for an adjustment to taxes on salvage and subrogation recoverable, 3) a $1.6 million reduction to adjust our estimated provision to the actual tax return and 4) estimated interest on our uncertain income tax positions that increased our taxes by $0.3 million in accordance with FIN No. 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Segment revenues, excluding investment operations	$304,947	$305,166	$908,865	$911,154
Elimination of intersegment management fee revenues	(13,496)	(13,351)	(40,259)	(40,055)

Total operating revenues	$291,451	$291,815	$868,606	$871,099

Segment operating expenses	$258,265	$247,785	$746,595	$742,850
Elimination of intersegment management fee revenue	(13,496)	(13,351)	(40,259)	(40,055)

Total operating expenses	$244,769	$234,434	$706,336	$702,795

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
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate
06/30/2006	1,637,472	(1.3)%	1,366,633	1.2%	294,409	4.2%	3,298,514	0.2%
09/30/2006	1,636,947	(0.9)	1,373,763	1.4	298,361	4.6	3,309,071	0.5
12/31/2006	1,633,882	(0.4)	1,377,965	1.8	301,497	5.2	3,313,344	1.0
03/31/2007	1,635,714	0.0	1,384,856	2.1	305,591	5.4	3,326,161	1.3
06/30/2007	1,644,561	0.4	1,398,034	2.3	311,761	5.9	3,354,356	1.7
09/30/2007	1,649,801	0.8	1,408,114	2.5	316,786	6.2	3,374,701	2.0

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate
06/30/2006	119,471	0.9%	217,134	2.4%	54,871	(4.4)%	91,568	2.9%	483,044	1.3%
09/30/2006	119,555	0.8	217,763	2.3	54,379	(4.4)	92,687	2.9	484,384	1.2
12/31/2006	119,801	0.9	218,542	2.4	53,923	(4.1)	92,687	2.7	484,953	1.3
03/31/2007	119,907	1.1	219,300	2.3	53,498	(3.2)	92,857	2.8	485,562	1.5
06/30/2007	121,587	1.8	223,670	3.0	53,955	(1.7)	94,612	3.3	493,824	2.2
09/30/2007	122,154	2.2	226,302	3.9	54,341	(0.1)	96,167	3.8	498,964	3.0

Date	Total All Lines	12-mth. growth rate
06/30/2006	3,781,558	0.4%
09/30/2006	3,793,455	0.6
12/31/2006	3,798,297	1.0
03/31/2007	3,811,723	1.3
06/30/2007	3,848,180	1.8
09/30/2007	3,873,665	2.1
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines
06/30/2006	90.3%	87.7%	88.9%	85.9%	85.9%	86.5%	89.0%
09/30/2006	90.5	87.8	89.2	86.0	85.8	86.7	89.2
12/31/2006	90.8	87.7	89.4	86.0	85.7	87.1	89.5
03/31/2007	91.0	88.0	89.7	86.1	86.2	87.2	89.7
06/30/2007	91.1	88.1	89.9	86.0	86.3	87.6	89.9
09/30/2007	91.3	88.2	90.1	86.1	86.8	87.5	90.0

*	CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 — SEGMENT INFORMATION (Continued)
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change
06/30/2006	$1,140	(3.9)%	$535	(2.6)%	$348	0.6%	$818	(3.9)%
09/30/2006	1,122	(4.8)	530	(2.9)	348	0.3	806	(4.7)
12/31/2006	1,110	(5.5)	526	(3.1)	349	0.3	797	(5.2)
03/31/2007	1,100	(5.3)	524	(2.8)	349	0.0	791	(4.9)
06/30/2007	1,094	(4.0)	520	(2.8)	351	0.9	786	(3.9)
09/30/2007	1,093	(2.6)	519	(2.1)	352	1.1	783	(2.9)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change
06/30/2006	$2,730	(1.8)%	$6,143	0.7%	$1,676	(1.9)%	$2,444	(2.4)%	$1,026	(3.3)%
09/30/2006	2,705	(3.0)	6,047	(0.9)	1,669	(1.5)	2,416	(3.0)	1,011	(4.2)
12/31/2006	2,687	(3.4)	5,985	(3.7)	1,657	(2.8)	2,393	(4.3)	1,001	(4.8)
03/31/2007	2,664	(4.1)	5,914	(5.7)	1,641	(4.0)	2,365	(5.4)	991	(5.1)
06/30/2007	2,627	(3.8)	5,901	(3.9)	1,616	(3.6)	2,333	(4.5)	984	(4.1)
09/30/2007	2,600	(3.9)	5,780	(4.4)	1,592	(4.6)	2,295	(5.0)	978	(3.3)

*	CML = Commercial

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
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:
We serve as the attorney-in-fact for the policyholders of the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate predominantly as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty subsidiary, Flagship City Insurance Company, and our three property/casualty subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property & Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through over 1,900 independent agencies comprising over 8,300 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group.

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
Segment Results

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2007	2006	% Change	2007	2006	% Change
	(Unaudited)			(Unaudited)
Income from management operations	$40,454	$51,651	(21.7)%	$142,500	$154,935	(8.0)%
Underwriting income	6,228	5,730	8.7	19,770	13,369	47.9
Net revenue from investment operations	30,532	22,873	33.5	98,071	72,909	34.5

Income before income taxes	77,214	80,254	(3.8)	260,341	241,213	7.9
Provision for income taxes	23,718	27,469	(13.7)	79,997	82,707	(3.3)

Net income	$53,496	$52,785	1.3%	$180,344	$158,506	13.8%

Net income per share — diluted	$0.87	$0.82	5.8%	$2.87	$2.41	18.7%

KEY POINTS
•	Increase in net income per share-diluted in the third quarter of 2007 was impacted by improved underwriting operations and an increase in net realized gains on investments and limited partnership earnings offset by the following two charges:
•	an estimate of $4.3 million for a judgment against us in a lawsuit arising from our termination of an agency, and

•	an estimate of $3.7 million related to our portion of any additional compensation that may be due our former president and chief executive officer who voluntarily resigned in August 2007.
•	Direct written premiums of the Property and Casualty Group remained flat in the third quarter of 2007 when compared with the third quarter of 2006 as the average premium per policy dropped to $978 from $1,011 and policy retention improved to 90.0% from 89.2%.

•	GAAP combined ratios of the insurance underwriting operations improved to 88.0% in the third quarter of 2007 from 89.2% for the quarter ended September 30, 2006 driven by low catastrophe losses and 7.8 points of favorable development of prior accident year loss and loss adjustment expense reserves.

•	Net realized gains on investments increased $4.3 million in the third quarter of 2007 compared to 2006, while earnings from limited partnerships increased $3.3 million due to market value appreciation.

•	Annualized effective tax rate of 32.9% in third quarter 2007 was benefited by a $1.6 million reduction to adjust our estimated current tax provision to actual 2006 tax returns filed in September 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The property/casualty industry results reflected continued soft market conditions through the first half of 2007. Industry premiums declined 0.7% in the first six months according to A.M. Best. The industry combined ratio of 93.2% for the first six months of 2007 deteriorated slightly from the 92.4% in the first six months of 2006. While favorable loss reserve development benefited industry underwriting results, continued price softening across almost all lines contributed to the deterioration.
Our management fee revenue reflected minimal growth of 0.3%, as direct written premiums of the Property and Casualty Group were flat in the third quarter of 2007 compared to the third quarter of 2006, up only 0.1%. The management fee rate being set at its maximum level of 25% for 2007 contributed to the slight increase in management fee revenue compared to the third quarter of 2006. Overall cost of management operations increased 6.0%. Non-commission operating costs increased 20.8% in the third quarter of 2007 driven primarily by two charges as described above. Excluding these charges, which together totaled $8.0 million, non-commission operating costs continued to moderate through the first nine months of 2007. Our current estimate for non-commission operating cost growth, excluding the charges referenced above, remains at 6% for the year.
The insurance underwriting operations reflect continued favorable development of prior accident year loss and loss adjustment expense reserves for the third quarter of 2007.
Investment operations generated strong earnings in the third quarter of 2007 compared to 2006, primarily due to higher net realized gains and market value appreciation on our investments in limited partnerships.
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change
	(Unaudited)			(Unaudited)
Management fee revenue	$245,585	$244,739	0.3%	$730,691	$728,778	0.3%
Service agreement revenue	7,470	7,410	0.8	22,186	21,508	3.2

Total revenue from management operations	253,055	252,149	0.4	752,877	750,286	0.3
Cost of management operations	212,601	200,498	6.0	610,377	595,351	2.5

Income from management operations	$40,454	$51,651	(21.7)%	$142,500	$154,935	(8.0)%

Gross margin	16.0%	20.5%		18.9%	20.7%

KEY POINTS
•	Direct written premiums of the Property and Casualty Group remained flat in the third quarter of 2007 compared to the third quarter of 2006, increasing only 0.1%.
•	Year-over-year policies in force grew 2.1%, or 80,210 policies, to 3,873,665 at September 30, 2007 compared to year-over-year growth of 23,760 policies in the third quarter of 2006.

•	Year-over-year average premium per policy was $978 and $1,011 at September 30, 2007 and 2006, respectively, a decrease of 3.3%.

•	During the third quarter, premium rate changes resulted in a $16.5 million decrease in written premiums.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Commission costs increased 0.3% and costs other than commissions increased 20.8% in the third quarter of 2007.
•	Scheduled rate commissions increased $1.4 million, or 1.2%, due to an increase in workers compensation commission rates of $0.7 million and accelerated commissions increases of $0.4 million, as expected, as a result of the increase in the number of newly appointed agents in 2006 and 2007.

•	Personnel costs increased 18.1% to $38.8 million in the third quarter of 2007 compared to $32.8 million in the third quarter of 2006 primarily due to 1) a $3.7 million charge related to the voluntary resignation of our former president and chief executive officer, and 2) a $1.5 million increase in the projected payouts for management incentive plans.
Management fee revenue
The following table presents the direct written premium of the Property & Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change
	(Unaudited)			(Unaudited)
Private passenger auto	$480,967	$478,201	0.6%	$1,390,442	$1,401,176	(0.8)%
Homeowners	206,355	203,142	1.6	560,992	555,519	1.0
Commercial multi-peril	101,965	103,384	(1.4)	337,484	341,758	(1.3)
Workers compensation	69,847	74,098	(5.7)	247,035	255,654	(3.4)
Commercial auto	74,185	76,072	(2.5)	245,851	250,246	(1.8)
All other lines of business	48,220	45,865	5.1	146,161	138,183	5.8

Property and Casualty Group direct written premiums	981,539	980,762	0.1	2,927,965	2,942,536	(0.5)
Management fee rate	25.00%	24.75%		25.00%	24.75%

Management fee revenue, gross	245,385	242,739	1.1	731,991	728,278	0.5
Change in allowance for management fee returned on cancelled policies*	200	2,000	NM	(1,300)	500	NM

Management fee revenue, net of allowance	$245,585	$244,739	0.3%	$730,691	$728,778	0.3%

NM = not meaningful

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. The higher management fee rate in 2007 of 25.0% resulted in an increase of $7.3 million in management fee revenue, or an increase in net income per share-diluted of $0.08 for the first nine months of 2007. The rate of mid-term policy cancellations for the Property and Casualty Group continued to trend downward, resulting in a reduction in the allowance for management fees returned on policies cancelled mid-term in the third quarter of 2007. Despite this downward trend, the seasonal effects on the unearned premium reserve resulted in an increase in the allowance for management fees returned on cancelled policies in the nine months ended September 30, 2007. The mid-term cancellation rate trend corresponds with the steady improvement in the policy retention ratio, which improved to 90.0% at September 30, 2007 from 89.5% at December 31, 2006, and 89.2% at September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Direct written premiums of the Property and Casualty Group were impacted by an increase in policies in force of 2.1%, offset by decreases in average premium per policy during the third quarter of 2007. Total year-over-year policies in force increased to 3,873,665 at September 30, 2007 from 3,793,455 at September 30, 2006. Growth in policies in force is the result of the expansion of our independent agency force through appointments and improved policyholder retention. The year-over-year average premium per policy declined 3.3% to $978 at September 30, 2007 from $1,011 at September 30, 2006.
Due to continued soft market conditions, the Property and Casualty Group implemented rate reductions in 2005, 2006 and 2007 to be more price-competitive for potential new policyholders and to improve retention of existing policyholders. We estimate that those pricing actions approved, filed and contemplated for filing could reduce the direct written premiums of the Property and Casualty Group by approximately $85.9 million during 2007, of which approximately $72.2 million occurred in the first nine months of 2007. Included in the $85.9 million are approximately $49.9 million in estimated premium reductions related to the carryover impact of pricing actions approved and effective in 2006. The most significant rate reductions effective in 2007 are in homeowners in Pennsylvania, Maryland and Virginia, and private passenger auto in Pennsylvania and Ohio. In addition, segmented pricing in auto and home, where we offer lower prices to better risks, has accelerated the decline in average premium per policy.
Premiums generated from new business increased 9.3% to $105.9 million in the third quarter of 2007 from $96.8 million in the third quarter of 2006. New business policies in force increased 6.4% to 460,685 at September 30, 2007 from 432,881 at September 30, 2006. The year-over-year average premium per policy on new business increased 1.6% to $858 at September 30, 2007 from $845 at September 30, 2006.
Premiums generated from renewal business decreased 0.9% to $875.6 million from $883.9 million for the nine months ended September 2007 and 2006, respectively. Renewal policies in force increased 1.6% to 3,412,980 from 3,360,574, while the year-over-year average premium per policy on renewal business decreased 3.7% to $994 from $1,033 for the same respective periods in 2007 and 2006.
Personal lines - The Property and Casualty Group’s personal lines new business premiums written increased 4.2% to $71.3 million in the third quarter of 2007 driven primarily by private passenger auto new premium growth of 4.6%. Personal lines new policies in force increased 5.6% to 375,959 at September 30, 2007 compared to 356,192 at September 30, 2006. The year-over-year average premium per policy on personal lines new business remained flat at $687 at September 30, 2007 compared to September 30, 2006. In July 2006, a new incentive program that runs through December 31, 2007 was implemented to stimulate policy growth. Under the program, agents receive a $50 bonus on each qualifying new private passenger auto policy. Management recently approved an extension of this incentive program through June 30, 2008.
Renewal premiums written on total personal lines policies increased slightly during the third quarter of 2007 to $646.1 million from $640.7 million in the third quarter of 2006, or 0.8%. Improving policy retention ratio trends were offset by the impact of rate reductions and change in the mix by tier of personal lines business written by the Property and Casualty Group. The most significant impacts of rate reductions implemented by the Property and Casualty Group have been in private passenger auto and homeowners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Commercial lines — Driving the premium decreases in our major commercial lines in the third quarter of 2007 compared to 2006 are lower renewal premiums reflecting the impact of rate reductions being implemented over the past three years. Despite the decreases in renewal premium, the commercial lines new business premiums written increased 23.1% to $34.5 million in the third quarter of 2007 from $28.1 million in the third quarter of 2006. Factors contributing to this increase include 1) more proactive communications between us and our commercial agents, 2) continued refinement and enhancements to our quote processing systems and 3) our use of more refined pricing using predictive modeling. Commercial lines new policies in force increased 10.5% to 84,726 at September 30, 2007. The year-over-year average premium per policy on commercial lines new business increased 2.4% due to certain workers’ compensation pricing actions that increased rates in Illinois, Maryland and Virginia, that first became effective in 2006.
Renewal premiums for commercial lines decreased 5.6% to $229.6 million from $243.3 million in the third quarter of 2007 as compared to 2006. While renewal policies in force increased 1.6% to 414,238 at September 30, 2007, the year-over-year average premium per policy on commercial lines renewal business declined 5.4% due primarily to the commercial multi-peril and workers compensation lines of business trends.
Future trends — premium and service agreement revenue — We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. We appointed 176 agencies in the first nine months of 2007. At September 30, 2007, we had 1,937 agencies. We expect to meet our goal of appointing 200 new agencies for the year. Agency appointments are expected to continue to help drive long term growth. Additionally, a new promotional incentive program for our agents began on October 1, 2007 and runs through September 2008. Also, in September we announced plans to continue our geographic expansion effort into the state of Minnesota so that business will be written there some time in 2009.
We are in the process of filing for approval with each of our eleven states and District of Columbia to implement late payment and policy reinstatement fees on policyholder accounts that are past due or lapsed in coverage due to non-payment of premiums. We expect to introduce these new fees beginning in March 2008 in those states which approve these charges. A reasonable estimate of the potential financial impact to us cannot currently be made until all states have responded to our request for approval of these new fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of management operations

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
	(Unaudited)			(Unaudited)
Commissions	$144,850	$144,414	0.3%	$424,554	$423,487	0.3%

Personnel costs	38,753	32,806	18.1	107,262	101,535	5.6
Survey and underwriting costs	6,046	6,449	(6.2)	18,219	18,677	(2.5)
Sales and policy issuance costs	6,170	5,831	5.8	17,136	17,337	(1.2)
All other operating costs	16,782	10,998	52.6	43,206	34,315	25.9

All other non-commission expense	67,751	56,084	20.8	185,823	171,864	8.1

Total cost of management operations	$212,601	$200,498	6.0%	$610,377	$595,351	2.5%

KEY POINTS
•	Included in the $0.4 million, or 0.3%, increase in commissions are:
•	an increase in normal and accelerated commissions of $1.8 million, or 0.2%, to $118.8 million driven by an increase in workers compensation commission rates and higher accelerated commissions due to more newly appointed agents.

•	a change in the commission allowance for mid-term policy cancellations of $0.1 million in the third quarter of 2007 compared to $1.2 million in the third quarter of 2006. This change reduced third quarter commissions by $1.1 million compared to 2006 and reflected the continued downward trend of estimated mid-term policy cancellations.
•	Primarily driving the $6.0 million, or 18.1%, increase in personnel costs is a $5.5 million increase in salaries which include:
•	the charge of $3.7 million related to our former president and chief executive officer as discussed previously,

•	an increase of $1.5 million in the expense for management incentive plans in 2007 compared to 2006, and

•	an increase of $0.9 million due to higher average pay rates offset by lower staffing levels.
•	All other operating costs increased 52.6% primarily due to an increase in professional fees related to various initiatives and an accrual for the judgment against us of $4.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Commissions — Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
(in thousands)	(Unaudited)			(Unaudited)
Scheduled rate commissions	$117,994	$116,606	1.2%	$349,121	$348,859	0.1%
Accelerated rate commissions	805	405	98.8	1,970	1,165	69.1
Agent bonuses and promotional incentives	24,409	24,843	(1.7)	69,628	71,703	(2.9)
$50 private passenger auto bonus	1,542	1,360	13.4	4,535	1,360	NM
Change in allowance for mid-term policy cancellations	100	1,200	NM	(700)	400	NM

Total commissions	$144,850	$144,414	0.3%	$424,554	$423,487	0.3%

NM = not meaningful
Scheduled and accelerated rate commissions — The direct written premiums of the Property and Casualty Group remained flat in the third quarter of 2007 compared to the third quarter of 2006. The increase in scheduled rate commissions of $1.4 million, or 1.2%, is partly due to an increase in workers compensation commission rates. This change in rates became effective August 1, 2007 in certain states, and added $0.7 million of additional commission expense in the third quarter of 2007.
Accelerated rate commissions increased during the second quarter of 2007. Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years. As mentioned earlier, we have been expanding our agency force as part of our growth strategy, appointing 139 new agencies in 2006 and 176 new agencies during the first nine months of 2007. As new agency appointments continue, accelerated commissions are expected to continue to increase.
Agent bonuses and promotional incentives — Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years’ actual underwriting data by agency combined with the current year-to-date actual data. The estimate for the profitability component has increased in each of the three quarters of 2007. While the estimate for the growth component grew slightly from the first to second quarter of 2007, it remained consistent between the second and third quarters of 2007. The agent bonus award is estimated at $90.6 million for 2007. Of this estimate, $86.5 million represents the profitability component and $4.1 million represents the growth component. The agent bonus award was estimated at $90.2 million at September 30, 2006. For the nine months ended September 30, 2007 and 2006, other promotional incentive expense was $0.1 million and $2.4 million, respectively.
$50 private passenger auto bonus — In July 2006, an incentive program was implemented that was originally planned to run through December 2007. Management recently approved an extension of this incentive program through June 30, 2008. The program pays a $50 bonus to agents for each qualifying new private passenger auto policy issued. These incentive program costs are expected to approximate $6.7 million for 2007. The increase in this bonus in the third quarter of 2007 over 2006 coincides with the increase in private passenger auto new business issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other costs of management operations — The cost of management operations excluding commission costs increased 13.1% for the third quarter of 2007. Personnel costs increased $6.0 million, or 18.1%, in the third quarter of 2007 driven by a $5.5 million increase in salaries and wages. In the third quarter of 2007, we recognized $3.7 million for any additional salaries that may be due to our former president and chief executive officer as described previously. Expense for the management incentive plans increased $1.5 million in the third quarter of 2007 due to an increase in the estimate for the incentive plan payouts attributable to improvements in targets as compared to the peer group of companies used in the plans. In the third quarter of 2006, there was a $0.6 million reduction in the estimated plan payouts due to lower than targeted Property and Casualty Group premium production.
Future trends — cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting and policy issuance activities performed by the Company for the Property and Casualty Group. In 2006, management worked to better align our growth in costs to the growth in premium over the long term. Our estimate for growth in non-commission operating expenses for the year 2007, excluding the charges previously discussed, remains at 6%.

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

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
(in thousands)	(Unaudited)			(Unaudited)
Premiums earned	$51,892	$53,017	(2.1)%	$155,988	$160,868	(3.0)%

Losses and loss adjustment expenses incurred	30,766	32,573	(5.5)	92,789	101,261	(8.4)
Policy acquisition and other underwriting expenses	14,898	14,714	1.3	43,429	46,238	(6.1)

Total losses and expenses	45,664	47,287	(3.4)%	136,218	147,499	(7.6)%

Underwriting income	$6,228	$5,730	8.7%	$19,770	$13,369	47.9%

KEY POINTS
•	Earned premiums for the third quarter of 2007 declined $1.1 million reflecting the trend of rate reductions.

•	Development of prior accident year loss reserves, excluding salvage and subrogation recoveries, continued to be favorable in the third quarter 2007, improving the loss ratio 7.8 points, or $4.0 million, compared to an improvement of 3.8 points in the third quarter of 2006.
•	The majority of this positive development in the third quarter of 2007 resulted from favorable development of reserves on prior accident quarters for automobile bodily injury and uninsured/underinsured motorist bodily injury. Improvements in the prior accident quarter loss ratios in these lines were a result of improved frequency and severity trends.
•	Incurred catastrophe losses contributed 3.4 points to the GAAP combined ratio in the third quarter of 2007 compared to 1.6 points in the third quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
PROFITABILITY MEASURES

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Erie Indemnity Company GAAP Loss and LAE ratio	59.3%	61.4%	59.5%	62.9%
Erie Indemnity Company GAAP combined ratio (1)	88.0	89.2	87.3	91.7
P&C Group statutory combined ratio	86.1	88.1	86.0	90.6
P&C Group adjusted statutory combined ratio (2)	82.3	83.7	81.8	86.1
Direct business:
Personal lines adjusted statutory combined ratio	81.3	85.1	81.3	88.5
Commercial lines adjusted statutory combined ratio	83.6	79.7	82.8	80.8

Prior accident year reserve development — redundancy	(7.8)	(3.8)	(7.5)	(3.8)
Prior year salvage and subrogation recoveries collected	(1.0)	(0.9)	(2.0)	(1.9)

Total loss ratio points from prior accident years	(8.8)%	(4.7)%	(9.5)%	(5.7)%

(1)	The GAAP combined ratio represents the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to premiums earned.

(2)	The adjusted statutory combined ratio removes Property and Casualty Group costs stemming from the profit we earn on the management fee.
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, had a $4.0 million favorable impact in the third quarter of 2007, which improved the loss ratio by 7.8 points. The majority of the favorable development resulted from improved severity trends on automobile bodily injury and improved frequency trends and flattening severity trends on uninsured/underinsured motorist (UM/UIM) bodily injury. Overall our personal auto loss trends remain favorable, which is consistent with industry trends. In the third quarter of 2006, our share of prior accident year loss development, after removing the effects of salvage and subrogation recoveries, had a favorable impact of $2.0 million. The favorable development in the third quarter 2006 was primarily driven by improvements in UM/UIM bodily injury. The 2006 improvement experienced in UM/UIM bodily injury was partially due to more effective claims handling resulting from specialized UM/UIM claim units.
Underwriting losses are seasonally higher in the second through fourth quarters, and as a consequence, our property/casualty combined ratio generally increases as the year progresses. In the third quarter of 2007, our share of the increase to incurred but not reported reserves related to seasonality adjustments was $1.7 million, compared to a $2.9 million increase in the third quarter of 2006. Seasonality adjustments increased our share of incurred but not reported reserves by $1.5 million in the second quarter of 2007, and reduced these reserves by $3.3 million in the first quarter of 2007.
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $1.8 million and $0.9 million in the third quarters of 2007 and 2006, respectively. The third quarter of 2007 included wind and rain storms in Pennsylvania and Ohio, while 2006 included wind and hail storms in West Virginia, Pennsylvania and Illinois. These catastrophe losses contributed 3.4 points and 1.6 points to the GAAP combined ratio in the third quarters of 2007 and 2006, respectively. Catastrophe losses incurred for the first nine months of 2007 and 2006 were $3.2 million and $5.9 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investment Operations

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
	(Unaudited)			(Unaudited)
Net investment income	$12,233	$12,215	0.1%	$40,350	$41,818	(3.5)%
Net realized gains (losses) on investments	3,438	(872)	NM	7,550	(721)	NM
Equity in earnings of limited partnerships	14,169	10,848	30.6	46,867	29,049	61.3
Equity in earnings of EFL	692	682	1.5	3,304	2,763	19.6

Net revenue from investment operations	$30,532	$22,873	33.5%	$98,071	$72,909	34.5%

NM =	not meaningful
KEY POINTS
•	Funds used to repurchase shares of our common stock totaled $188 million in the third quarter of 2007. Included in this total are shares separately authorized by our Board of Directors for repurchase from the F. William Hirt Estate amounted to $99.0 million.

•	Net realized gains on investments increased $4.3 million in the third quarter of 2007 from our common stock holdings. Net realized gains and losses on investments include impairment charges of $3.0 million and $1.6 million for the third quarters of 2007 and 2006, respectively.

•	Equity in earnings of limited partnerships increased $3.3 million due to market value appreciation.
Private equity and mezzanine debt limited partnerships generated earnings of $8.5 million and $6.7 million for the quarters ended September 30, 2007 and 2006, respectively. Real estate limited partnerships generated earnings of $5.7 million and $4.2 million in the third quarters of 2007 and 2006, respectively.
Provision for Income Taxes
Our 2007 provision for income taxes was based on an annualized effective income tax rate of 32.9% in the third quarter of 2007. However, the third quarter 2007 provision was benefited by a $1.6 million reduction for an adjustment to our December 31, 2006 provision estimates to the actual tax return offset by an estimate of $0.3 million in expense recorded for estimated IRS audit adjustments. The effective tax rate for the nine months ended September 30, 2007 was also impacted by a change to the deferred income tax calculation related to anticipated salvage and subrogation and a recoverable recorded for the IRS audit for the years 2003 and 2004 and estimated interest on our uncertain income tax positions that increased our taxes in accordance with FIN No. 48.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At September 30, 2007, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $910 million, or 32%, of total assets.
Our investments are subject to certain risks, including interest rate and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 58% and 63% of invested assets at September 30, 2007 and December 31, 2006, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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
For fixed maturity and preferred stock investments, we individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred. (See the “Investment Operations” section herein)
If our policy for determining the recognition of impaired positions were different, our Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.
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

	As of
(in thousands)	September 30, 2007	December 31, 2006
Gross reserve liability:
Personal lines:
Private passenger auto	$321,824	$373,108
Catastrophic injury	182,569	196,306
Homeowners	28,533	27,224
Other personal	9,244	11,416
Commercial lines:
Workers compensation	245,924	221,078
Commercial auto	81,029	87,202
Commercial multi-peril	74,242	73,542
Catastrophic injury	737	550
Other commercial	25,120	37,119
Reinsurance	45,861	46,025

Gross reserves	1,015,083	1,073,570
Reinsurance recoverables	824,849	874,485

Net reserve liability	$190,234	$199,085

The reserves that have the greatest potential for variation is the pre-1986 automobile catastrophic injury liability reserve. There are currently about 300 claimants requiring lifetime medical care of which less than 100 involve catastrophic injuries.
The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $274.9 million at September 30, 2007, which is net of $156.4 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries share of the net automobile catastrophic injury liability reserve is $15.1 million at September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Off-balance sheet arrangements
There are no off-balance sheet obligations related to the variable interest we have in the Exchange. Any liabilities between the Exchange and us are recorded in our Consolidated Statements of Financial Position. We have no other material off-balance sheet obligations or guarantees, other than the limited partnership investment commitments discussed in Note 11 to the Consolidated Financial Statements herein.
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
Our primary sources of cash from operations are generated from our net management revenues and by collecting and investing in premiums from new and renewal business in advance of paying claims. Management fees from the Exchange represented 72% of our total revenues for the third quarter of 2007. Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on us of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The cash flow requirements for claims have not historically been significant to our liquidity. Historically, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.
We generated positive cash flows from our operating activities of $176.8 million for the nine months ended September 30, 2007. Cash paid in the first nine months of 2007 for agent bonuses was $91.8 million, of which $90.2 million was accrued at December 31, 2006. We made pension contributions of $14.8 million and $8.1 million to our pension plan in 2007 and 2006, respectively.
In the third quarter of 2007, we purchased 1,903,201 shares of our Class A nonvoting common stock from the F. William Hirt Estate separate from our current stock repurchase program for a total purchase price of $99.0 million, or $52.04 per share. In conjunction with our stock repurchase plan that was authorized in February 2006, we repurchased 1,670,384 shares of our outstanding Class A common stock during the third quarter of 2007. The shares were repurchased at a total cost of $89.0 million. During the first nine months of 2007, a total of 4,169,234 shares were repurchased at a cost of $219.8 million. In September 2007, our Board of Directors approved a continuation of the current stock repurchase program for an additional $100 million through December 31, 2008. We have $109 million in repurchase authority remaining under this plan at September 30, 2007. (See Part II, Item 2. Issuer Purchases of Equity Securities).
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group in which we have 5.5% participation. In addition, a substantial decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. At September 30, 2007, the Exchange had $4.8 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1. We believe the Exchange’s capital levels are very strong. The Exchange’s A.M. Best rating of A+ (Superior) was affirmed during the third quarter of 2007.
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
Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2007, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management forecasts that pricing actions approved, filed and awaiting approval or contemplated through 2007, will reduce premiums for the Property and Casualty Group by $13.7 million through the remainder of the year and could increase premiums by $3.0 million in 2008.
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
Catastrophe losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the mid-Atlantic, midwestern and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and other commercial lines of business in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could have a material adverse effect on the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophic events include severe winter storms, hurricanes, earthquakes, tornadoes, wind and hail storms. In its homeowners line of insurance, the Property and Casualty Group is particularly exposed to an Atlantic hurricane, which might strike the states of North Carolina, Maryland, Virginia and Pennsylvania. The Property and Casualty Group maintains catastrophe occurrence reinsurance coverage to mitigate the future potential catastrophe loss exposure.
Information technology development and costs
Management has established a program of initiatives to enhance the functionality of our legacy processing and Agency interface systems aimed at improving the ease of doing business, enhancing Agent and Employee productivity and access to information. Several of these initiatives are underway and others are in the planning or preliminary development stages. The entire cost and duration of these investments are not yet determined. Management is also exploring alternatives for acquisition of Agency interface and policy processing systems, but is unable to estimate the timing and cost of these efforts at this early stage of evaluation.
Erie Family Life business process outsourcing
During 2006, Erie Family Life (EFL) decided to outsource certain business processes and core information technology to an external vendor beginning in 2007. The transition of functions and technology to the external vendor occurred in August 2007. EFL expects to incur substantial costs in 2007, due to the conversion and continued transition efforts, which impacts us 21.6% through our ownership share of EFL. EFL’s total conversion costs through September 30, 2007 were $5.7 million, of which our share was $1.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2006 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the three months ended September 30, 2007. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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
Our investment portfolio is diversified with 96% of the fixed income portfolio rated investment grade (BBB or higher). Approximately 5.3% of our fixed income portfolio is invested in structured products which include mortgage-backed securities, collateralized debt/loan obligations, asset backed and credit-linked notes. Our structured product portfolio has an average rating of AA or higher. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products.
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Since our inception, we have collected all amounts due from the Exchange in a timely manner (generally within 120 days). Similar to our investment portfolio, the Exchange maintains 94% percent of its fixed income portfolio rated investment grade. Approximately 10.4% of the Exchange’s fixed income portfolio is invested in structured products with an average rating of AA or higher.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain forward-looking statements contained herein involve risks and uncertainties. These forward-looking statements reflect the Company’s current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that may cause results to differ materially from those anticipated in those statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. These statements include certain discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volume, business strategies, profitability and business relationships and other business activities during 2007 and beyond. The Company assumes no obligation whatsoever to publicly update or revise any forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
July 1 — 31, 2007	282,043	$53.16	278,952
August 1 — 31, 2007	3,294,633	52.58	1,391,432
September 1 — 30, 2007	—	0.00	—

Total	3,576,676		1,670,384	$109,000,000

The month of July 2007 includes 3,091 shares that vested under the stock compensation plan for our outside directors. Included in this amount are the vesting of 320 shares of awards previously granted and 2,771 dividend equivalent shares that vest as they are granted (as dividends are declared).
The month of August 2007 includes a repurchase of 1,903,201 shares of our Class A nonvoting common stock from the F. William Hirt 2004 Revocable Trust for $99.0 million, or $52.04 per share. Included in this purchase was 1,855,201 shares of Class A nonvoting common stock and 20 shares of Class B voting common stock that were converted to 48,000 Class A shares prior to the sale to us. This purchase was authorized by our Board of Directors separate from our current stock repurchase program. Mr. Hirt was a Director and Chairman of the Board of the Company until his death on July 13, 2007.
In September 2007, our Board of Directors approved a continuation of the stock repurchase program for an additional $100 million authorizing repurchases through December 31, 2008.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.94*	Compensation and Benefits Arrangement for John J. Brinling, Jr., effective October 11, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Such exhibit is incorporated by reference to the like titled exhibit in our Form 8-K/A that was filed with the Commission on October 17, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: October 31, 2007	/s/ John J. Brinling, Jr.
John J. Brinling, Jr., President & CEO

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO