Form 10-K
period 2007-12-31
ERIE INDEMNITY CO
filed 2008-02-27
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24000
ERIE INDEMNITY COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0466020

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Erie Insurance Place, Erie, Pennsylvania	16530

(Address of principal executive offices)	(Zip code)
(814) 870-2785
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, stated value $0.0292 per share, Class B Common Stock, stated value $70 per share	listed on the NASDAQ Stock Market, LLC

(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      X           No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                   No      X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes      X           No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                   No      X
Aggregate market value of voting stock held by non-affiliates: There is no active market for the Class B voting stock. The Class B stock is closely held by few shareholders.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 52,782,002 shares of Class A Common Stock and 2,551 shares of Class B Common Stock outstanding on February 15, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2008 are incorporated by reference into Part III of this Form 10-K Report.

PART I
Item 1. Business
General
Erie Indemnity Company (Company), a Pennsylvania corporation, operates predominantly as the management services company that provides sales, underwriting and policy issuance services to the policyholders of Erie Insurance Exchange (Exchange). The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact. We have served as the attorney-in-fact for the policyholders of the Exchange since 1925. We also operate as a property/casualty insurer through our three wholly-owned subsidiaries, Erie Insurance Company, Erie Insurance Property and Casualty Company and Erie Insurance Company of New York. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, and our three insurance subsidiaries (collectively, the Property and Casualty Group) write a broad line of personal and commercial lines property and casualty coverages and pool their underwriting results. Our financial position or results of operations are not consolidated with the Exchange’s. We also own 21.6% of the common stock of Erie Family Life Insurance Company (EFL), an affiliated life insurance company of which the Exchange owns 78.4%. We, together with our subsidiaries, affiliates and the Exchange operate collectively as the Erie Insurance Group.
Business segments
We operate our business as three reportable segments — management operations, insurance underwriting operations and investment operations. Financial information about these segments is set forth in and referenced to Item 8. “Financial Statements and Supplementary Data — Note 20 of Notes to Consolidated Financial Statements” contained within this report. Further discussion of financial results by operating segment is provided in and referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.
Description of business
For our services as attorney-in-fact, we charge the Exchange a management fee of up to 25% of the direct written premiums of the Property and Casualty Group. Management fees accounted for approximately 72% of our revenues in 2007, 2006 and 2005.
We have an interest in the growth and financial condition of the Exchange as 1) the Exchange is our sole customer and 2) our earnings are largely generated from management fees based on the direct written premium of the Exchange and other members of the Property and Casualty Group. The Property and Casualty Group operates as a regional insurance carrier that underwrites a broad range of personal and commercial insurance using its non-exclusive independent agency force as its sole distribution channel. In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are fundamental to the Property and Casualty Group’s success. The Property and Casualty Group is represented by nearly 2,000 independent agencies comprising over 8,400 licensed representatives. The Property and Casualty Group operates primarily in the Midwest, mid-Atlantic and southeast regions of the United States (Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin and the District of Columbia). Pennsylvania, Maryland and Virginia made up 65% of the Property and Casualty Group’s 2007 direct written premium. We intend to begin writing in the state of Minnesota in 2009. While sales, underwriting and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 23 field offices throughout its operating region to provide claims services to policyholders and marketing support for the independent agents who represent us.
Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters of the calendar year. Consequently, we generate more management fee and have higher gross margins in our management operations in those quarters. While loss and loss adjustment expenses are not entirely predictable, historically such costs have been greater during the third and fourth quarters, influenced by the weather in the geographic regions, including the Midwest, mid-Atlantic and southeast regions in which the Property and Casualty Group operates.
The members of the Property and Casualty Group pool their underwriting results. Under the pooling arrangement, the Exchange assumes 94.5% of the pool. Accordingly, the underwriting risk of the Property and Casualty Group’s business is largely borne by the Exchange, which had $4.8 billion and $4.1 billion of statutory surplus at December 31, 2007 and 2006, respectively. Through the pool, our property/casualty insurance subsidiaries currently assume 5.5% of the Property and Casualty Group’s underwriting results, and, therefore, we also have a direct incentive to manage the insurance underwriting operations as effectively as possible.
Principal products
The Property and Casualty Group seeks to insure standard and preferred risks primarily in personal and commercial lines. In 2007, personal lines comprised 70% of direct written premium revenue of the Property and Casualty Group while commercial lines made up the remaining 30%.
The principal products in personal lines, based upon direct written premiums, are private passenger automobile (47%) and homeowners (20%) while the principal commercial lines consist of multi-peril (12%), commercial automobile (9%) and workers compensation (7%).
Competition
Property and casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers and by large companies who market and sell personal lines products directly to consumers. In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, the Property and Casualty Group faces competition within its appointed agencies based on ease of doing business, product, price and service relationships. The market is competitive with some carriers filing rate decreases while others focus on acquiring business through other means, such as increases in advertising and effective utilization of technology. Some carriers have increased their spending on advertising in an effort to generate increased sales and market penetration. The Property and Casualty Group ranked as the 16th largest automobile insurer in the United States based on 2006 direct written premiums and as the 21st largest property/casualty insurer in the United States based on 2006 total lines net premium written according to AM Best.
Market competition bears directly on the price charged for insurance products and services subject to regulatory limitations. Growth is driven by a company’s ability to provide insurance services and competitive prices while maintaining target profit margins and is influenced by capital adequacy. Industry capital levels can also significantly affect prices charged for coverage. Growth is a product of a company’s ability to retain existing customers and to attract new customers, as well as movement in the average premium per policy.
The Erie Insurance Group has followed several strategies that we believe will result in long-term underwriting performance which exceeds those of the property/casualty industry in general. First, the Erie Insurance Group employs an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. The Property and Casualty Group has continued to refine its risk measurement and price segmentation model used in the underwriting and pricing processes. Second, the Property and Casualty Group focuses on consistently providing superior service to policyholders and agents. Third, the Property and Casualty Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale and low cost of operations from centralized accounting, administrative, underwriting, investment, information management and other support services.
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

Employees
We employed just over 4,100 people at December 31, 2007, of which approximately 2,100 provide claims specific services exclusively for the Property and Casualty Group and 80 perform services exclusively for EFL. Both the Exchange and EFL reimburse us at least quarterly for the cost of these services.
Reserves for losses and loss adjustment expenses
The following table illustrates the change over time of the loss and loss adjustment expense reserves established for our property/casualty insurance subsidiaries at the end of the last ten calendar years. The development of loss and loss adjustment expenses are presented on a gross basis (gross of ceding transactions in the intercompany pool) and a net basis (the amount remaining as our exposure after ceding and assuming amounts through the intercompany pool as well as transactions under the excess-of-loss reinsurance agreement with the Exchange). However, incurred but not reported reserves are developed for the Property and Casualty Group as a whole and then allocated to members of the Property and Casualty Group based on each member’s proportionate share of earned premiums. We do not develop IBNR reserves for each of the property/casualty insurance subsidiaries based on their direct and assumed writings. Consequently, the gross liability data contained in this table does not accurately reflect the underlying reserve development of our property/casualty insurance subsidiaries.
Our 5.5% share of the loss and loss adjustment expense reserves of the Property and Casualty Group are shown in the net presentation and are more representative of the actual development of the property/casualty insurance losses accruing to our subsidiaries. The gross presentation is shown to be consistent with the balance sheet presentation of reinsurance transactions which requires direct and ceded amounts to be presented separate from one another, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”, thus the gross liability for unpaid losses and LAE of $1,026.5 million at December 31, 2007 agrees to the gross balance sheet amount. However, factoring in the reinsurance recoverables of $834.4 million at December 31, 2007 presented in the balance sheet the net obligation to us is $192.1 million at December 31, 2007. Additional discussion of our reserve methodology can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained within this report.

	Property and Casualty Subsidiaries of Erie Indemnity Company
	Reserves for Unpaid Losses and Loss Adjustment Expenses (LAE)
					At December 31,

(amounts in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Gross liability for unpaid losses and loss adjustment expenses	$426.2	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6	$1,026.5

Gross liability re-estimated as of:
One year later	431.2	477.0	516.2	622.6	727.2	832.2	927.5	980.3	986.0

Two years later	448.7	487.2	567.1	635.1	736.3	843.3	935.6	929.8

Three years later	453.3	518.6	567.2	649.1	755.5	880.2	906.0

Four years later	471.9	518.5	588.7	669.9	767.8	850.8

Five years later	472.2	541.1	619.0	713.1	770.1

Six years later	492.3	568.9	642.1	691.0

Seven years later	516.4	616.6	640.0

Eight years later	545.8	590.4

Nine years later	534.1

Cumulative (deficiency) redundancy	(107.9)	(157.5)	(162.1)	(133.7)	(53.1)	(5.3)	37.0	89.7	87.6

Gross liability for unpaid losses and LAE	$426.2	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6	$1,026.5

Reinsurance recoverable on unpaid losses	334.8	337.9	375.6	438.6	577.9	687.8	765.6	828.0	873.0	834.4

Net liability for unpaid losses and LAE	$91.4	$95.0	$102.3	$118.7	$139.1	$157.7	$177.4	$191.5	$200.6	$192.1

	Reserves for Unpaid Losses and Loss Adjustment Expenses (Continued)
	At December 31,
(amounts in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Net re-estimated liability as of:
One year later	$92.5	$104.7	$109.8	$126.6	$140.9	$162.6	$181.2	$183.0	$184.8

Two years later	96.2	106.2	116.0	127.0	144.6	171.9	179.3	183.8

Three years later	97.2	110.6	116.2	131.9	155.7	173.8	181.2

Four years later	101.2	110.8	120.9	143.6	157.6	181.4

Five years later	101.3	115.3	132.5	146.2	166.7

Six years later	105.6	124.8	135.0	156.2

Seven years later	110.8	126.7	137.0

Eight years later	113.2	129.6

Nine years later	114.5

Cumulative (deficiency) redundancy	$(23.1)	$(34.6)	$(34.7)	$(37.5)	$(27.6)	$(23.7)	$(3.8)	$7.7	$15.8

(amounts in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Cumulative amount of gross liability paid through:
One year later	$145.4	$158.9	$174.4	$194.3	$217.0	$259.1	$271.4	$292.4	$279.1

Two years later	228.2	244.9	270.9	302.1	351.0	410.6	423.1	424.6

Three years later	274.9	297.6	326.1	372.5	434.7	493.7	495.6

Four years later	300.9	326.9	361.3	418.9	461.9	514.8

Five years later	315.8	347.0	384.8	440.9	479.3

Six years later	325.9	362.9	384.4	436.5

Seven years later	336.6	387.6	406.3

Eight years later	352.6	399.6

Nine years later	358.1

Cumulative amount of net liability paid through:
One year later	$33.6	$38.9	$41.2	$47.3	$50.5	$58.5	$54.5	$58.7	$56.0

Two years later	52.4	59.2	64.9	72.9	80.9	86.7	89.3	89.6

Three years later	63.9	73.5	78.5	91.0	95.5	108.5	108.9

Four years later	71.3	80.8	88.3	97.8	107.8	120.1

Five years later	74.9	86.7	91.7	105.1	114.3

Six years later	78.4	90.6	96.0	109.0

Seven years later	81.4	93.7	98.2

Eight years later	84.1	95.3

Nine years later	85.3

The Property and Casualty Group discounts only workers’ compensation reserves. These reserves are discounted on a nontabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The interest rate of 2.5% used to discount these reserves is based upon the Property and Casualty Group’s historical workers’ compensation payout pattern. Our unpaid losses and loss adjustment expenses reserve was reduced by $5.5 million and $5.0 million at December 31, 2007 and 2006, respectively, as a result of this discounting.
A reconciliation of our property/casualty insurance subsidiaries’ claims reserves can be found in Item 8. “Financial Statements and Supplementary Data - Note 12 of Notes to Consolidated Financial Statements” contained within this report. Additional discussion of reserve activity can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” section contained within this report.

Government Regulation
The Property and Casualty Group is subject to supervision and regulation in the states in which it transacts business. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property/casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control. In addition, many states have enacted variations of competitive rate-making laws that allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of quarterly and annual reports relating to the financial condition of insurance companies.
The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property/casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. Involuntary programs generated underwriting gains of $15.0 million for the Property and Casualty Group in 2007, compared to gains of $1.9 million in 2006, and losses, primarily from hurricanes in states supported by these programs, of $12.5 million in 2005. Our share of these underwriting gains related to involuntary programs was $0.8 million in 2007 and $.1 million in 2006, compared to our share of losses in 2005 of $0.7 million.
Most states have enacted legislation that regulates insurance holding company systems such as the Erie Insurance Group. Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine us and the Property and Casualty Group at any time, require disclosure of material transactions with the insurers and us as an insurance holding company and require prior approval of certain transactions between the Property and Casualty Group and us.
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
Website access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.erieinsurance.com as soon as reasonably practicable after such material is filed electronically with the SEC. Our Code of Conduct is available on our website and in printed form upon request. Our proxy statement and annual report on Form 10-K are also available free of charge at www.erieindemnityproxy.com. Copies of our annual report on Form 10-K will be made available, free of charge, upon written request as well.

Item 1A. Risk Factors
Our business involves various risks and uncertainties, including, but not limited to those discussed in this section. The events described in the risk factors below, or any additional risk outside of those discussed below, could have a material adverse effect on our business, financial condition, operating results or liquidity if they actually occur. This information should be considered carefully together with the other information contained in this report, including management’s discussion and analysis of financial condition and results of operations, the consolidated financial statements and the related notes.
We have developed a formal Enterprise Risk Management (ERM) function that is responsible for developing processes and infrastructure for managing enterprise risk within our risk tolerances. Our ERM committee is a cross-functional team of senior management across all major business functions of the enterprise, which is responsible for risk quantification and identification on an integrated basis. The ERM committee has established the framework, principles and guidelines for our ERM program so that aggregated risks do not result in levels of risk that are unacceptable to the Company or any of its subsidiaries or affiliates, including the Erie Insurance Exchange.
An essential part of our ERM infrastructure is a stochastic modeling capability for our property/casualty insurance operations as well as the investment operations of the Property and Casualty Group. The modeling capability has been in use for a number of years and is a significant component in our quantification of insurance and investment risk. The model is used in our assessment of the variability of risk inherent in our operations and the sufficiency of enterprise capital levels given our defined tolerance for risk. The model is used to provide additional insights into capital management, strategic asset allocation of our investment portfolios, capital required for product lines sold by the enterprise, catastrophe exposure management and reinsurance purchasing and risk mitigation strategy.
Risk factors related to our business and relationships with third parties
If the management fee rate paid by the Exchange is reduced, if there is a significant decrease in the amount of premiums written by the Exchange, or if the costs of providing services to the Exchange are not controlled, revenues and profitability could be materially adversely affected.
We are dependent upon management fees paid by the Exchange, which represent our principal source of revenue. Management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement. Accordingly, any reduction in direct premiums written by the Property and Casualty Group would have a proportional negative effect on our revenues and net income. See the “Risk Factors relating to the business of the Property and Casualty Group” section, herein, for a discussion of risks impacting direct written premium.
The management fee rate is determined by the Board of Directors and may not exceed 25% of the direct written premiums of the Property and Casualty Group. The Board of Directors sets the management fee rate each December for the following year. At their discretion, the rate can be changed at any time, but such changes would only be made in response to unusual circumstances. The factors considered by the Board in setting the management fee rate include our financial position in relation to the Exchange and the long-term needs of the Exchange for capital and surplus to support its continued growth and competitiveness. If the Board of Directors determines that the management fee rate should be reduced, our revenues and profitability could be materially adversely affected.
Pursuant to the attorney-in-fact agreements with the policyholders of the Exchange, we are appointed to perform certain services, regardless of the cost to us of providing those services. These services relate to the sales, underwriting and issuance of policies on behalf of the Exchange. We would lose money or be less profitable if the cost of providing those services increases significantly.
We are subject to credit risk from the Exchange because the management fees from the Exchange are not paid immediately when earned. Our property/casualty insurance subsidiaries are subject to credit risk from the Exchange because the Exchange assumes a higher insurance risk under an intercompany reinsurance pooling arrangement than is proportional to its direct business contribution to the pool.
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
Two of our wholly-owned property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, are parties to the intercompany pooling arrangement with the Exchange. Under this pooling arrangement, our insurance subsidiaries cede 100% of their property/casualty underwriting business to the Exchange, which retrocedes 5% of the pooled business to Erie Insurance Company and 0.5% to Erie Insurance Company of New York. In 2007, approximately 83% of the pooled direct property/casualty business was originally generated by the Exchange and its subsidiary, while 94.5% of the pooled business is retroceded to the Exchange under the intercompany pooling arrangement. Accordingly, the Exchange assumes a higher insurance risk than is proportional to the insurance business it contributes to the pool. This poses a credit risk to our property/casualty subsidiaries participating in the pool as they retain the responsibility to their direct policyholders if the Exchange is unable to meet its reinsurance obligations.
We hold receivables from the Exchange for costs we pay on the Exchange’s behalf and for reinsurance under the intercompany pooling arrangement. Our total receivable from the Exchange, including the management fee, reimbursable costs we paid on behalf of the Exchange and total amounts recoverable from the intercompany reinsurance pool, totaled $1.2 billion or 40.0% of our total assets at December 31, 2007.
Our financial condition may suffer because of declines in the value of the securities held in our investment portfolio that constitute a significant portion of our assets.
During the second half of 2007, the credit markets were extremely volatile, initially triggered by valuation issues affecting asset-backed and mortgage-backed securities, with a concentration in subprime mortgage structured products. Credit market instability spread to the financial services sector amid concerns about that sector’s exposure to real estate related structured products. Certain financial markets remain significantly disrupted and the potential for reduced liquidity and credit quality remains a risk to our fixed income portfolio. While our fixed income portfolio is well diversified, continued volatility in the credit markets could adversely affect the values and liquidity of our corporate and municipal bonds and our asset-backed and mortgage-backed securities, which could have a material adverse affect on our financial condition. We do not hedge our exposure to interest rate risk as we have the ability to hold fixed income securities to maturity. Our investment strategy achieves a balanced maturity schedule in order to moderate investment income in the event of interest rate declines in a year in which a large amount of securities could be redeemed or mature. We do not hedge our exposure to credit risk as we control industry and issuer exposure in our diversified portfolio.
At December 31, 2007, we had investments in equity securities of $218 million and investments in limited partnerships of $293 million, or 7.6% and 10.2% of total assets, respectively. In addition, we are obligated to invest up to an additional $148 million in limited partnerships, including private equity, real estate and fixed income partnership investments. Limited partnerships are less liquid and involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike publicly traded securities, cash flows and return expectations are less predictable.
All of our marketable securities are subject to market volatility. Our marketable securities have exposure to price risk and the volatility of the equity markets and general economic conditions. To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer and our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. If our policy for determining the recognition of impaired positions were different, our Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. See also Item 8. “Financial Statements and Supplementary Data — Note 3 of Notes to Consolidated Financial Statements” contained within this report.
Ineffective business relationships, including outsourcing and partnering, could affect our ability to compete.
The inability to successfully build business relationships through partnering or outsourcing could have a material adverse effect on our business. As we purchase technologies or services from others, we are reliant upon our partners’ employee skill, performance and ability to fulfill fundamental business functions. This places our business performance at risk. The severity of such risk would be commensurate with the level of aptitude of the external vendors’ knowledge and/or technology. If the business partner does not act within the intended limits of their authority or does not perform in a manner consistent with our business objectives, this could lead to ineffective operational performance. The potential also exists for an agency or policyholder to experience dissatisfaction with a vendor which may have an adverse effect on our business and/or agency relationships.

Risk factors relating to the business of the Property and Casualty Group
The Property and Casualty Group faces significant competition from other regional and national insurance companies which may result in lower revenues. Additionally, we face the operational risk of potential loss resulting from inadequate or failed internal processes, people, and systems, or from external events.
The Property and Casualty Group competes with regional and national property/casualty insurers including direct writers of insurance coverage. Many of these competitors are larger and many have greater financial, technical and operating resources. In addition, there is competition within each insurance agency that represents other carriers as well as the Property and Casualty Group.
If we are unable to perform at industry leading levels with best practices in terms of quality, cost containment, and speed-to-market due to inferior operating resources and/or problems with external relationships, our business performance may suffer. As the business environment changes, if we are unable to adapt timely to emerging industry changes, or if our people do not conform to the changes, our business could be materially impacted.
The property/casualty insurance industry is highly competitive on the basis of product, price and service. If competitors offer property/casualty products with more coverage and/or better service or offer lower rates, and we are unable to implement product or service improvements quickly enough to keep pace, the Property and Casualty Group’s ability to grow and renew its business may be adversely impacted.
The internet continues growing as a method of distribution, both from existing competitors using their brand to write business and from new competitors. If the Property and Casualty Group’s method of distribution does not include advancements in technology that meet consumer preferences, its ability to grow and renew its business may be adversely impacted.
If the Erie Insurance Group is unable to keep pace with the rapidly developing technological advancements in the insurance industry or to replace its legacy policy administration systems, the ability of the Property and Casualty Group to compete effectively could be impaired.
Technological development is necessary to reduce our cost and the Property and Casualty Group’s operating costs and to facilitate agents’ and policyholders’ ability to do business with the Property and Casualty Group. If the Erie Insurance Group is unable to keep pace with the advancements being made in technology, its ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if the Erie Insurance Group is unable to update or replace its legacy policy administration systems as they become obsolete or as emerging technology renders them competitively inefficient, the Property and Casualty Group’s competitive position would be adversely affected.
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
Terrorist attacks could cause losses from insurance claims related to the property/casualty insurance operations, as well as a decrease in our shareholders’ equity, net income or revenue. The newly enacted federal Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 requires that some coverage for terrorist loss be offered by primary commercial property insurers and provides federal assistance for recovery of claims through 2014. While the Property and Casualty Group is exposed to terrorism losses in commercial lines and workers’ compensation, these lines are afforded a limited backstop above insurer deductibles for acts of terrorism under this federal program. The Property and Casualty Group has no personal lines terrorist coverage in place. The Property and Casualty Group could incur large net losses if future terrorist attacks occur.
The Property and Casualty Group maintains a property catastrophe reinsurance treaty that was renewed effective January 1, 2008 that provides coverage of 95% of a loss up to $400 million in excess of the Property and Casualty Group’s loss retention of $450 million per occurrence. This treaty excludes losses from acts of terrorism. Nevertheless, catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely affect our underwriting profitability.
The Property and Casualty Group depends on independent insurance agents, which exposes the Property and Casualty Group to risks not applicable to companies with dedicated agents or other forms of distribution.
The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive agencies. These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally they also sell competitors’ insurance products. As a result, the Property and Casualty Group’s business depends in large part on the marketing and sales efforts of these agencies. To the extent these agencies’ marketing efforts cannot be maintained at their current levels of volume or they bind the Property and Casualty Group to unacceptable insurance risks, fail to comply with established underwriting guidelines or otherwise improperly market the Property and Casualty Group’s products, the results of operations and business of the Property and Casualty Group could be adversely affected. Also, to the extent these agencies place business with competing insurers, due to compensation arrangements, product differences, price differences, ease of doing business or other reasons, the results of operations of the Property and Casualty Group could be adversely affected.
To the extent that business migrates to a delivery system other than independent agencies because of changing consumer preferences, the business of the Property and Casualty Group could be adversely affected. Also, to the extent the agencies choose to place significant portions or all of their business with competing insurance companies, the results of operations and business of the Property and Casualty Group could be adversely affected.
If there were a failure to maintain a commercially acceptable financial strength rating, the Property and Casualty Group’s competitive position in the insurance industry would be adversely affected.
Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Currently the Property and Casualty Group’s pooled AM Best rating is an A+ (“superior”). A significant future downgrade in this or other ratings would reduce the competitive position of the Property and Casualty Group making it more difficult to attract profitable business in the highly competitive property/casualty insurance market.
Changes in applicable insurance laws, regulations or changes in the way regulators administer those laws or regulations could adversely change the Property and Casualty Group’s operating environment and increase its exposure to loss or put it at a competitive disadvantage.
Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of shareholders. For instance, members of the Property and Casualty Group are subject to involuntary participation in specified markets in various states in which it operates, and the rate levels the Property and Casualty Group is permitted to charge do not always correspond with the underlying costs associated with the coverage issued. Although the federal government does not directly regulate the insurance industry, federal initiatives, such as federal terrorism backstop legislation, from time to time, also can impact the insurance industry.
Our ability to attract, develop and retain talented executives, key managers and employees is critical to our success.
Our future performance is substantially dependent upon our ability to attract, motivate and retain executives and other key management. The loss of the services and leadership of certain key officers and the failure to attract, motivate and develop talented new executives and managers could prevent us from successfully communicating, implementing and executing business strategies, and therefore have a material adverse effect on our financial condition and results of operations.
Our success also depends on our ability to attract, develop and retain a talented employee base. The inability to staff all functions of our business with employees possessing the appropriate technical expertise could have an adverse effect on our business performance. Staffing appropriately skilled employees for the deployment and maintenance of information technology systems and the appropriate handling of claims and rendering of disciplined underwriting, is critical to the success of our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The member companies of the Erie Insurance Group share a corporate home office complex in Erie, Pennsylvania, which is comprised of 500,000 square feet. The home office complex is owned by the Exchange. We are charged rent for the related square footage we occupy.
The Erie Insurance Group also operates 23 field offices in 11 states. Eighteen of these offices provide both agency support and claims services and are referred to as branch offices, while the remaining five provide only claims services and are considered claims offices. Three field offices are owned by the Exchange and leased to us. We incurred net rent expense for both the home office complex and the field offices leased from the Exchange totaling $5.8 million in 2007.
We own three field offices. One field office is owned by EFL and leased to us. The net rent expense for the field office leased from EFL was $0.3 million in 2007.
The remaining 16 field offices are leased from various unaffiliated parties. In addition to these field offices, we lease certain other facilities from unaffiliated parties. Net lease payments to external parties amounted to $2.9 million in 2007. Lease commitments for these properties expire periodically through 2012.
The total operating expense, including rent expense, for all office space we occupied in 2007 was $22.9 million. This amount was reduced by allocations to affiliates of $14.5 million. This net amount after allocations is reflected in our cost of management operations.
Item 3. Legal Proceedings
Reference is made to Item 8. “Financial Statements and Supplementary Data - Note 19 of Notes to Consolidated Financial Statements” contained within this report.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common stock market prices and dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol “ERIE.” No established trading market exists for the Class B voting common stock. American Stock Transfer & Trust Company serves as our transfer agent and registrar. As of February 15, 2008, there were approximately 937 beneficial shareholders of record of our Class A non-voting common stock and 18 beneficial shareholders of record of our Class B voting common stock.
The common stock high and low sales prices and dividends for each full quarter of the last two years were as follows:

	2007				2006
			Cash Dividend				Cash Dividend
	Sales Price		Declared		Sales Price		Declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A	Class B

March 31	$58.24	$51.75	$0.400	$60.00	$53.94	$51.13	$0.360	$54.00
June 30	56.62	52.01	0.400	60.00	52.90	49.67	0.360	54.00
September 30	62.29	50.70	0.400	60.00	53.03	48.49	0.360	54.00
December 31	61.41	50.52	0.440	66.00	58.25	49.55	0.400	60.00

Total			$1.640	$246.00			$1.480	$222.00

We historically have declared and paid cash dividends on a quarterly basis at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors and will depend on, among other things, our earnings, financial condition and cash requirements at the time such payment is considered.
Stock performance
The following graph depicts the cumulative total shareholder return (assuming reinvestment of dividends) for the periods indicated for our Class A Common Stock compared to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Property and Casualty Insurance Index:

	2002		2003	2004	2005	2006	2007

Erie Indemnity Company Class A common stock	$100	*	$120	$151	$156	$175	$161
Standard & Poor’s 500 Stock Index	100	*	129	143	150	173	183
Standard & Poor’s Property and Casualty Insurance Index	100	*	126	140	161	181	157

* Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in our Class A common stock, Standard & Poor’s 500 Stock Index and Standard & Poor’s Property and Casualty Insurance Index.

Issuer Purchases of Equity Securities
A stock repurchase plan was authorized allowing us to repurchase up to $250 million of our outstanding Class A common stock from January 1, 2004, through December 31, 2006. In February 2006, our Board of Directors reauthorized a $250 million stock repurchase program. In September 2007, our Board of Directors approved a continuation of the current stock repurchase program for an additional $100 million through December 31, 2008. We may purchase the shares, from time to time, in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of our capital. Shares repurchased during 2007 totaled 2.6 million at a total cost of $137.7 million. Cumulative shares repurchased under this plan since inception was 9.6 million at a total cost of $508.0 million. See Item 8. “Financial Statements and Supplementary Data — Note 11 of Notes to Consolidated Financial Statements” contained within this report for discussion of additional shares repurchased outside of this plan from the F. William Hirt Estate in 2007.

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
October 1 — 31, 2007	2,997	$56.90	—
November 1 — 30, 2007	122,923	54.31	122,923
December 1 — 31, 2007	198,035	51.56	198,035

Total	323,955		320,958	$92,000,000

The month of October 2007 includes 2,997 shares that vested under the stock compensation plan for our outside directors. Included in this amount are the vesting of 2,724 shares of awards previously granted and 273 dividend equivalent shares that vest as they are granted (as dividends are declared by us).
In 2006 and 2007, we issued unregistered shares of our Class A nonvoting common stock in fulfillment of awards earned under compensation arrangements. Share awards paid out to executive officers under our Long-Term Incentive Plans were 23,690 on January 11, 2006, 21,388 on January 17, 2007, and 112,824 on May 24, 2007. Share awards paid to directors under the Deferred Compensation Plan for Outside Directors were 1,982 on May 12, 2006, 2,754 on May 7, 2007, and 3,416 on September 17, 2007.
The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The shares were issued to certain members of senior management who participate in our Long Term Incentive Plans, and to certain directors under our Deferred Compensation Plan for Outside Directors. The employee and director participants in each offering were sophisticated and had sufficient access to the kind of information registration would provide, including information contained in our filings under the Securities Exchange Act of 1934, as amended. Subsequent to the transactions noted above, on January 16, 2008, we filed a Registration Statement on Form S-8 with the SEC to register shares to be issued to officers and directors under certain equity compensation plans. Future issuances of shares under those plans will be made pursuant to such Registration Statement.

Item 6. Selected Consolidated Financial Data

	ERIE INDEMNITY COMPANY

	Years Ended December 31,

(in thousands, except per share data)	2007		2006		2005	2004	2003
Operating data:
Total operating revenue	$1,132,291		$1,133,982		$1,124,950	$1,123,144	$1,048,788
Total operating expenses	930,454		934,204		900,731	884,916	820,478
Total investment income-unaffiliated	107,331		99,021		115,237	88,119	66,743
Provision for income taxes	99,137		99,055		111,733	105,140	102,237
Equity in earnings of Erie Family Life Insurance, net of tax	2,914		4,281		3,381	5,206	6,909
Net income	$212,945		$204,025		$231,104	$226,413	$199,725

Per share data:
Net income per share-diluted	$3.43		$3.13		$3.34	$3.21	$2.81
Book value per share-Class A common and equivalent B shares	17.68		18.17	(1)	18.81	18.14	16.40
Dividends declared per Class A share	1.640		1.480		1.335	0.970	0.785
Dividends declared per Class B share	246.00		222.00		200.25	145.50	117.75

Financial position data:
Investments(2)	$1,277,781		$1,380,219		$1,452,431	$1,371,442	$1,241,236
Receivables due from the Exchange and affiliates	1,177,830		1,238,852		1,193,503	1,157,384	1,033,750
Total assets	2,878,623		3,039,361		3,101,261	2,982,804	2,756,329
Shareholders’ equity	1,051,279		1,161,848	(1)	1,278,602	1,266,881	1,164,170

Cumulative number of shares repurchased at December 31,	14,939	(3)	10,448		6,438	4,548	3,403
(1) At December 31, 2006, shareholders’ equity decreased by $21.1 million, net of taxes, as a result of initially applying the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
(2) Includes investment in Erie Family Life Insurance.
(3) Includes 1.9 million shares of our Class A nonvoting common stock from the F. William Hirt Estate separate from our stock repurchase program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations highlight significant factors influencing our Company. This discussion should be read in conjunction with the audited financial statements and related notes and all other items contained within this Annual Report on Form 10-K, as they contain important information helpful in evaluating our operating results and financial condition.
Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not in the present or past tense and can generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “plan,” “project,” “seek,” “should,” “target,” “will,” and other expressions that indicate future trends and events. Forward-looking statements include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Examples of such statements are discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volumes, and agency appointments. Such statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the risks and uncertainties that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements are the following: factors affecting the property/casualty and life insurance industries generally, including price competition, legislative and regulatory developments, government regulation of the insurance industry including approval of rate increases, the size, frequency and severity of claims, natural disasters, exposure to environmental claims, fluctuations in interest rates, inflation and general business conditions; the geographic concentration of our business as a result of being a regional company; the accuracy of our pricing and loss reserving methodologies; changes in driving habits; our ability to maintain our business operations including our information technology system; our dependence on the independent agency system; the quality and liquidity of our investment portfolio; our dependence on our relationship with Erie Insurance Exchange; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report. A forward-looking statement speaks only as of the date on which it is made and reflects the Company’s analysis only as of that date. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
OVERVIEW
The discussions below focus heavily on our three primary segments: management operations, insurance underwriting operations and investment operations. The segment basis financial results presented throughout Management’s Discussion and Analysis herein are those which management uses internally to monitor and evaluate results and are a supplemental presentation of our Consolidated Statements of Operations.
Economic and industrywide factors
Although we are primarily a management company, our earnings are driven largely by the management fee revenue we collect from the Exchange that is based on the direct written premiums of the Property and Casualty Group. The property/casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The insurance industry experienced continued price softening in 2007 where significant price competition resulted in a decline in premiums but produced strong underwriting results. AM Best’s estimated industry combined ratio of 95.6 in 2007 is a deterioration from the actual industry combined ratio of 92.4 in 2006. The lack of significant catastrophe losses and favorable loss reserve development in 2007 contributed to industry underwriting profitability and further boosted the robust capital levels of insurers. AM Best expects continued pressure on top-line growth in the industry in 2008 and is projecting a slight premium decline for the property/casualty industry. The Property and Casualty Group implemented significant rate reductions and other pricing actions in personal lines in 2007 resulting in a slight decline in direct written premiums for the Property and Casualty Group. We expect price stability in 2008 with only a minimal decrease of $8.8 million in direct written premium from rating actions taken. A period of declining premiums is especially challenging for us, as our revenues from management fees are dependent on growth in written premium, especially when the management fee rate is at its maximum rate of 25%, which was the case in 2007 and will be in 2008.
The credit environment turmoil caused by the subprime mortgage crisis has impacted the economy beginning in the second half of 2007. Insurers tend not to have significant investment exposure to subprime mortgage-backed securities partly due to restrictive state regulations. According to AM Best, insurers that may be subject to significant impact from the subprime crisis may be those who write coverages where liability may exist such as professional liability and errors and omissions policies as a result of class-action lawsuits related to subprime-related issues. We do not write directors and officers or errors and omissions coverages that would expose us to liability from subprime mortgage-backed credits. The majority of our fixed income portfolio is rated investment grade (BBB or higher). Approximately 5.0% of our fixed income portfolio is invested in structured mortgage-backed products that have an average rating of A+ or higher. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products. Similar to our portfolio, the Exchange’s fixed income portfolio is primarily rated investment grade. Approximately 9.9% of the Exchange’s fixed income portfolio is invested in structured products with an average rating of AA+.
In addition to the subprime credit crisis, we continue to monitor our municipal bond portfolio and the impact that credit rating downgrades of municipal bond insurers could have on our insured municipal bond portfolio. The municipal bond portfolio accounts for $249.4 million or 35.5% of the total fixed maturity portfolio. Our municipal portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall insured credit quality of the municipal bond portfolio is rated AAA. Insurance enhanced municipal bonds total $199.1 million, or 79.8% of the municipal bond portfolio. The overall credit quality of our municipal bond portfolio giving no effect to insurance is rated A+. Our investment policy has always been to invest in municipal bond holdings based on underlying issuer ratings and believe municipal bond insurer downgrades would not have a material adverse affect on the valuation of our fixed maturity holdings.
During 2007, we impaired $22.5 million of securities primarily in the banking and finance industries. Included in the total impairment charge were $5.1 million related to fixed maturities, $8.8 million related to preferred stock and $8.6 million in common stock. Similar to our increased level of impairments during 2007, the Exchange recognized impairment charges of $145.4 million with $41.7 million in bonds, $44.4 million in preferred stock and $59.3 million in common stock.
Revenue generation
We have three primary sources of revenue. First, approximately 72% of our revenues are generated by providing management services to the Exchange. The management fee is calculated as a percentage, not to exceed 25%, of the direct written premiums of the Property and Casualty Group. The Board of Directors establishes the rate at least annually and considers such factors as relative financial strength of the Exchange and Company and projected revenue streams. Our Board set the 2008 rate at 25%, its maximum level.
Second, we generate revenues from our property/casualty insurance subsidiaries, which consist of our share of the pooled underwriting results of the Property and Casualty Group. All members of the Property and Casualty Group pool their underwriting results. Under the pooling agreement, the Exchange assumes 94.5% of the Property and Casualty Group’s direct written premium. Through the pool, our subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, currently assume 5.5% of the Property and Casualty Group’s direct written premium, providing a direct incentive for us to manage the insurance underwriting discipline as effectively as possible.
Finally, we generate revenues from our fixed maturity and equity investment portfolios, which provided nearly $50 million in pre-tax investment income during 2007. The portfolio is managed with a view toward maximizing after-tax yields and limiting credit risk. In addition, our portfolio of limited partnership investments generated nearly $60 million in earnings before tax.
Our results have allowed us to consistently generate high levels of cash flow from operations, which was $248.5 million in 2007. Our net cash flows from operations have been used to pay shareholder dividends and more recently to repurchase shares of our stock under our repurchase program.
Opportunities, challenges and risks
In order to grow our management fee revenue, our key challenges in 2008 continue to be profitable revenue growth in a time of heightened price competition. Containing the growth of expenses in our management operations is particularly important since it affects our gross margins from management operations and bears directly on Property and Casualty pricing, which is extremely competitive in soft markets. Expense management is further challenged by our need to enhance technology and improve ease of doing business for our Agents and policyholders.
In 2007, we increased penetration in our current territories through the appointment of 214 new agencies. During 2008, we plan to continue this momentum by appointing another 140 agencies. In 2007, we continued to develop the personal lines pricing plan, by introducing additional variables that further segment risks and allow us to be price competitive for the best risks. The Property and Casualty Group continues to evaluate potential new product offerings to meet consumer demands.
We plan to continue to control the growth in the cost of management operations by controlling salary and wage costs and other discretionary spending in 2008. However, we also intend to continue making targeted investments in technology to enhance customer service and ease of doing business with agents and customers, and improve productivity.

Financial overview

	Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands, except per share data)	2007	2006	2006	2005	2005

Income from management operations	$177,174	(5.0)%	$186,408	(10.9)%	$209,269
Underwriting income	24,663	84.5	13,370	(10.6)	14,950
Net revenue from investment operations	110,464	6.6	103,625	(12.8)	118,873

Income before income taxes	312,301	2.9	303,403	(11.6)	343,092
Provision for income taxes	99,356	0.0	99,378	(11.3)	111,988

Net income	$212,945	4.4	$204,025	(11.7)	$231,104

Net income per share-diluted	$3.43	9.6%	$3.13	(6.3)%	$3.34

Key points
•	Increase in net income per share-diluted in 2007 impacted by improved underwriting operations and earnings from limited partnership investments.

•	Gross margins from management operations decreased to 18.1% in 2007 from 19.2% in 2006.

•	The management fee rate was 25% for 2007 and 24.75% for 2006.

•	GAAP combined ratio of 88.1 in 2007 improved from 93.7 in 2006 due to severity trend improvements resulting in reserve redundancies.

•	Net revenue from investment operations was positively impacted by a 42.9% increase in earnings from limited partnership investments in 2007. Equity in earnings of limited partnerships increased to $59.7 million in 2007 from $41.8 million in 2006.
Management operations
•	Management fee revenue increased 0.4% and 0.3% in 2007 and 2006, respectively. The two determining factors of management fee revenue are: 1) the management fee rate we charge, and 2) the direct written premiums of the Property and Casualty Group. The management fee rate increased to 25% for 2007 from 24.75% for 2006, while the direct written premiums of the Property and Casualty Group were largely unchanged at $3.8 billion for 2007 and 2006.

•	In 2007, the direct written premiums of the Property and Casualty Group decreased 0.5% compared to a 3.9% decline in 2006. New policy direct written premiums of the Property and Casualty Group increased 9.0% in 2007, compared to a 0.3% decrease in 2006. New business policies in force increased 6.4% in 2007, compared to 3.6% in 2006. Despite the growth in policies in force, rate reductions implemented in 2006 and 2007 resulted in the decline in the Property and Casualty Group’s direct written premiums.

•	The cost of management operations increased 1.8%, or $13.9 million, to $799.6 million in 2007. The increase in cost of management operations in 2007 was the result of:
-	Commissions—Total commission costs increased 0.6%, or $3.3 million, to $557.4 million in 2007. Normal scheduled rate commissions remained flat during 2007, while other agent incentives, including the first full-year impact of the $50 private passenger auto bonus, drove the increase in commissions.

-	Total costs other than commissions—All other non-commission expense increased 4.6%, to $242.2 million in 2007, driven by personnel and other operating costs. Personnel costs increased primarily due to a $3.3 million charge related to the voluntary resignation of our former president and chief executive officer and higher average pay rates for our employees. Other operating costs increased due to a charge in the third quarter 2007 for a judgment against us of $4.3 million as well as increased expenses for additional software costs and professional fees related to various corporate projects.

Insurance underwriting operations
Contributing to the positive insurance underwriting operating result of an 88.1 GAAP combined ratio were the following factors:
•	lower pricing offset by improving severity trends resulted in a favorable 2007 accident year combined ratio;

•	5.3 points, or $11.0 million, of favorable development on prior accident year loss reserves in 2007; and

•	catastrophe losses totaling 1.7 points in 2007 that were below expected results.
Investment operations
•	Net investment income decreased 5.5% in 2007 compared to 2006, as invested assets continued to decline in 2007 to fund stock repurchases of $236.7 million. Included in 2007 is a repurchase separately authorized by our Board of Directors for shares from the F. William Hirt Estate of $99.0 million.

•	Net realized losses on investments totaled $5.2 million in 2007 compared to 2006 realized gains of $1.3 million primarily due to impairment charges of $22.5 million offset by gains on sales of common stock of $14.3 million.

•	Equity in earnings of limited partnerships increased 42.9% in 2007 as a result of fair value appreciation from private equity partnerships and fair value appreciation and earnings from our real estate limited partnerships.
The topics addressed in this overview are discussed in more detail in the sections that follow.
CRITICAL ACCOUNTING ESTIMATES
In order to prepare financial statements in accordance with GAAP, we make estimates and assumptions that have a significant effect on reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Management considers an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) different estimates that could have been used, or changes in the estimate that are likely to occur from period to period, could have a material impact on our consolidated statements of operations or financial position.
The following presents a discussion of those accounting policies surrounding estimates that we believe are the most critical to our reported amounts and require the most subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used, there could be material adjustments to prior estimates that could potentially adversely affect our results of operations, financial condition and cash flows. The estimates and the estimating methods used are reviewed continually, and any adjustments considered necessary are reflected in current earnings.
Investment valuation
We make estimates concerning the valuation of all investments. We value fixed maturities and equity securities based on published market prices, except in rare cases where quoted market prices are not available.
Investments are evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:
•	the extent and duration for which fair value is less than cost;

•	historical operating performance and financial condition of the issuer;

•	short- and long-term prospects of the issuer and its industry based on analysts’ recommendations;

•	specific events that occurred affecting the issuer, including rating downgrades; and

•	our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.

An investment deemed other than temporarily impaired is written down to its estimated fair value. Impairment charges are included as a realized loss in the Consolidated Statements of Operations.
The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners typically result in not less than a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. Our limited partnership holdings are considered investment companies where the general partners record assets at fair value. Several factors are to be considered in determining whether an entity is an investment company. Among these factors are a large number of investors, low level of individual ownership and passive ownership that indicate the entity is an investment company.
We have three types of limited partnership investments: private equity, mezzanine debt and real estate. Our private equity and mezzanine debt partnerships are diversified among various industries to minimize potential loss exposure. The fair value amounts for our private equity and mezzanine debt partnerships are based on the financial statements of the general partners, who use various methods to estimate fair value including the market approach, income approach and/or the cost approach. The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities. Such valuation techniques often use market multiples derived from a set of comparables. The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is derived from the amount that is currently required to replace the service capacity of an asset. If information becomes available that would impair the cost of these partnerships, then the general partner would generally adjust to the net realizable value.
Real estate limited partnerships are recorded at fair value based on independent appraisals and/or internal valuations. Real estate projects under development are generally valued at cost and impairment tested by the general partner. We minimize the risk of market decline by avoiding concentration in a particular geographic area and are diversified across residential, commercial, industrial and retail real estate investments.
We perform various procedures in review of the general partners’ valuations, and while we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements where appropriate. As there is no ready market for these investments, they have the greatest potential for variability. We survey each of the general partners about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund’s quarterly and annual financial statements. In the event of an expected significant change, the general partner will notify us and we will consider whether or not disclosure is warranted.
Property/casualty insurance liabilities
Reserves for property/casualty insurance unpaid losses and loss adjustment expenses reflect our best estimate of future amounts needed to pay losses and related expenses with respect to insured events. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported. They also include estimates of all future payments associated with processing and settling these claims. Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claims. Incurred but not reported reserves represent the difference between the actual reported loss and loss adjustment expenses and the estimated ultimate cost of all claims.
The process of estimating the liability for property/casualty unpaid loss and loss adjustment expense reserves is complex and involves a variety of actuarial techniques. This estimation process is based largely on the assumption that past development trends are an appropriate indicator of future events. Reserve estimates are based on our assessment of known facts and circumstances, review of historical settlement patterns, estimates of trends in claims frequency and severity, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by 1) internal factors, including changes in claims handling procedures and changes in the quality of risk selection in the underwriting process, and 2) external events, such as economic inflation, regulatory and legislative changes. Due to the inherent complexity of the assumptions used, final loss settlements may vary significantly from the current estimates, particularly when those settlements may not occur until well into the future.
Our actuaries review reserve estimates for both current and prior accident years using the most current claim data, on a quarterly basis, for all direct reserves except the reserves for the pre-1986 automobile catastrophic injury liability that are reviewed semi-annually. These catastrophic injury reserves are reviewed semi-annually because of the relatively low number of cases and the long-term nature of these claims. For reserves that are reviewed semi-annually, our actuaries monitor the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change, or if necessary, perform a reserve review to determine whether the reserve estimate should change. Significant changes to the factors discussed above, which are either known or reasonably projected through analysis of internal and external data, are quantified in the reserve estimates each quarter.
The quarterly reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. The various methods generate different estimates of ultimate losses by product line and product coverage combination. Thus, there are no reserve ranges, but rather point estimates of the ultimate losses developed from the various methods. The methods that are considered more credible vary by product coverage combination based primarily on the maturity of the accident quarter, the mix of business and the particular internal and external influences impacting the claims experience or the method.
Paid loss development patterns, generated from historical data, are generally less useful for the more recent accident quarters of long-tailed lines since a low percentage of ultimate losses are paid in early periods of development. Reported loss (including cumulative paid losses and case reserves) development patterns, generated from historical data, estimate only the unreported losses rather than the total unpaid losses as this technique is affected by changes in case reserving practices. Combinations of the paid and reported methods are used in developing estimated ultimate losses for short-tail coverages, such as private passenger auto property and homeowners claims, and more mature accident quarters of long-tail coverages, such as private passenger auto liability claims and commercial liability claims, including workers compensation. The Bornhuetter-Ferguson method combines a reported development technique with an expected loss ratio technique. An expected loss ratio is developed through a review of historical loss ratios by accident quarter, as well as expected changes to earned premium, mix of business and other factors that are expected to impact the loss ratio for the accident quarter being evaluated. This method is generally used on the first four to eight accident quarters on long-tail coverages because a low percentage of losses are paid in the early period of development.
The reserve review process involves a comprehensive review by our actuaries of the various estimation methods and reserve levels produced by each. These multiple reserve point estimates are reviewed by our reserving actuaries and reserve best estimates are selected. The selected reserve estimates are discussed with management. Numerous factors are considered in setting reserve levels, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, the maturity of the accident year, pertinent claims frequency and severity trends observed over recent years, the level of volatility within a particular line of business and the improvement or deterioration of actuarial indications in the current period as compared to prior periods.
We also perform analyses to evaluate the adequacy of past reserve levels. Using subsequent information, we perform retrospective reserve analyses to test whether previously established estimates for reserves were reasonable. Our 2007 retrospective analysis indicated the Property and Casualty Group’s December 31, 2006 direct reserves had an estimated redundancy of approximately $270 million, which was about 7.5% of total reserves.
The Property and Casualty Group’s coverage with the greatest potential for variation are the catastrophic injury liability reserves. Workers compensation policies and the automobile no-fault law in Pennsylvania before 1986 provide for unlimited medical benefits. The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends. Because the coverage related to these claims is unique and the number of claims is less than 150, the previously discussed methods are not used; rather ultimate losses are estimated on a claim-by-claim basis. An annual payment assumption is made for each of these claimants who sustained catastrophic injuries and then projected into the future based upon a particular assumption of the future inflation rate, including medical inflation and life expectancy of the claimant. At December 31, 2007, the reserve carried by the Property and Casualty Group for the pre-1986 automobile catastrophic injury liabilities, which is our best estimate of this liability at this time, was $299.0 million, which is net of $163.2 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net automobile catastrophic injury liability reserve is $16.4 million at December 31, 2007. The most significant variable in estimating this liability is medical cost inflation. Our medical inflation rate assumption in setting this reserve for 2007 is for a 10% annual increase grading down 1% per year to an ultimate rate of 5%. Each 100-basis point change in the medical cost inflation assumption would result in a change in net liability for us of $2.9 million. In 2007, we changed our mortality rate assumption to give 75% weight to our own mortality experience and 25% weight to a disabled pensioner mortality table. Prior to this, we used a mortality assumption based 100% on our actual mortality experience only. Our actual mortality experience for disabled lives of catastrophically injured people is based on a relatively small number of lives. We believe weighting the mortality assumption to incorporate the disabled pensioner mortality table, which has longer mortality than our experience, is reasonable in estimating our ultimate liability for these claims.
In 2007, the workers compensation catastrophic injury claims were segregated from the total population of workers compensation claims and ultimate losses were developed on a claim-by-claim basis. Similar to the pre-1986 automobile catastrophic injury liability, these reserves are subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends. At December 31, 2007, the reserve carried by the Property and Casualty Group for these workers compensation catastrophic injury reserves, which is our best estimate of this liability at this time, was $241.5 million, which is net of $13.1 million of anticipated reinsurance recoverables. Our property/casualty insurance subsidiaries’ share of the workers compensation catastrophic injury reserves is $13.3 million at December 31, 2007.
Retirement benefit plans
Our pension plan for employees is the largest and only funded benefit plan we offer. Our pension and other retirement benefit obligations are developed from actuarial estimates in accordance with Financial Accounting Standard (FAS) 87, “Employers’ Accounting for Pensions.” Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the discount rates and expected rates of return on plan assets. We review these assumptions annually and modify them considering historical experience, current market conditions, including changes in investment returns and interest rates, and expected future trends.
Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the prevailing market rate of a portfolio of high-quality fixed-income debt instruments with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. In determining the discount rate, we performed a bond-matching study. The study developed a portfolio of non-callable bonds rated AA- or better. For some years, there were no bonds maturing. In these instances, the study estimated the appropriate bond by assuming that there would be bonds available with the same characteristics as the available bond maturing in the immediately following year. The cash flows from the bonds were matched against our projected benefit payments in the pension plan, which have a duration of about 18 years. This bond-matching study supported the selection of a 6.62% discount rate for the 2008 pension expense. The 2007 expense was based on a discount rate assumption of 6.25%. A change of 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.7 million impact on net pension and other retirement benefit costs in 2008, before consideration of expense allocation to affiliates.
Unrecognized actuarial gains and losses are being recognized over a 15-year period, which represents the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized losses are recorded in the pension plan obligation on the Statements of Financial Position and Accumulated Other Comprehensive Income in 2007 in accordance with FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” These amounts are systematically recognized as an increase to future net periodic pension expense in accordance with FAS 87 in future periods.
The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The expected long-term rate of return is less susceptible to annual revisions, as there are typically not significant changes in the asset mix. The long-

term rate of return is based on historical long-term returns for asset classes included in the pension plan’s target allocation. A reasonably possible change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $0.7 million impact on net pension benefit cost before consideration of reimbursement from affiliates.
The actuarial assumptions used by us in determining our pension and retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. Further information on our retirement benefit plans is provided in Item 8 “Financial Statements and Supplementary Data - Note 8 of the Notes to Consolidated Financial Statements” contained within this report.
NEW ACCOUNTING STANDARDS
See “Financial Statements and Supplementary Data - Note 2 of the Notes to Consolidated Financial Statements” contained within this report for a discussion of recently issued accounting pronouncements.
RESULTS OF OPERATIONS
Management operations

	Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands)	2007	2006	2006	2005	2005

Management fee revenue	$947,023	0.4%	$942,845	0.3%	$940,274
Service agreement revenue	29,748	1.7	29,246	42.2	20,568

Total revenue from management operations	976,771	0.5	972,091	1.2	960,842
Cost of management operations	799,597	1.8	785,683	4.5	751,573

Income from management operations	$177,174	(5.0)%	$186,408	(10.9)%	$209,269

Gross margin	18.1%		19.2%		21.8%

Key points
•	The management fee rate was 25% in 2007 compared to 24.75% in 2006.

•	Direct written premiums of the Property and Casualty Group decreased 0.5% in 2007.
-	Policies in force increased 2.4% to 3,888,333 in 2007 from 3,798,297 in 2006.

-	Year-over-year average premium per policy was $973 in 2007 and $1,001 in 2006, a decrease of 2.8%.

-	Premium rate changes resulted in an $86 million decrease in 2007 written premiums.
•	Costs other than commissions increased 4.6% while commission costs increased 0.6% in 2007.
-	A $50 private passenger auto incentive increased $3.1 million due to the full-year impact of the bonus in 2007 which was introduced in July 2006. Accelerated rate commissions increased $1.3 million as a result of the continued expansion of our independent agency force.

-	Personnel costs increased 1.7%, or $2.4 million, primarily due to:
•	a $3.3 million charge related to the resignation of our president and chief executive officer previously discussed,

•	higher average pay rates offset by lower staffing levels, and

•	a $2.3 million reduction in the expense for management incentive plans resulting from fluctuations in the market value of estimated shares and lower than targeted performance under the plan.
-	All other operating costs increased 21.1%, or $9.9 million due to professional fees increasing $4.0 million which were mostly information technology related, and the recording of a $4.3 million charge for a judgment against us.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of the management fee revenue of the Company.

		Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands)	2007	2006	2006	2005	2005

Private passenger auto	$1,802,603	(0.5)%	$1,812,177	(5.8)%	$1,923,992
Homeowners	732,883	1.1	725,161	(1.5)	735,873
Commercial multi-peril	435,630	(1.1)	440,564	(1.0)	445,165
Workers compensation	306,563	(5.0)	322,737	(7.6)	349,240
Commercial auto	315,851	(1.9)	321,992	(2.5)	330,172
All other lines of business	191,361	5.9	180,783	4.8	172,500

Property and Casualty Group direct written premiums	$3,784,891	(0.5)%	$3,803,414	(3.9)%	$3,956,942
Effective management fee rate	25.00%		24.75%		23.75%

Management fee revenue, gross	$946,223	0.5%	$941,345	0.2%	$939,774
Change in allowance for management fee returned on cancelled policies(1)	800	NM	1,500	NM	500

Management fee revenue, net of allowance	$947,023	0.4%	$942,845	0.3%	$940,274

NM = not meaningful
(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee rate
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. Changes in the management fee rate can affect our revenue and net income significantly. The higher management fee rate of 25% in 2007 resulted in an increase of $9.5 million in management fee revenue, or $0.10 per share-diluted. The management fee rate was once again set at the maximum rate of 25% for 2008 by our Board of Directors.
Estimated allowance
Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an allowance for management fees returned on mid-term policy cancellations that recognizes the management fee anticipated to be returned to the Exchange based on historical mid-term cancellation experience. Mid-term policy cancellations continued to decline in 2007 evidenced by the improvement in the retention ratio to 90.2% at December 31, 2007, compared to 89.5% at December 31, 2006, and 88.6% at December 31, 2005. As a result, management fee revenues increased in each of these three years due to reductions in this allowance. Our cash flows are unaffected by the recording of this allowance.
Direct written premiums of the Property and Casualty Group
Direct written premiums of the Property and Casualty Group were positively impacted by an increase in policies in force of 2.4%, offset by rate reductions taken in 2007 and 2006. Total policies in force increased to 3,888,333 in 2007, from 3,798,297 in 2006. The year-over-year average premium per policy for all lines of business decreased 2.8% to $973 in 2007, from $1,001 in 2006.
Policies in force have grown since stabilizing in 2005 when our segmented pricing model was first implemented for personal lines. Total policies in force grew 1.0% in 2006 compared to 2005. New business policies in force grew 6.4% in 2007 and 3.6% in 2006. The Property and Casualty Group’s premiums generated from new business increased 9.0%, to

$401.0 million in 2007 from $368.0 million in 2006, which was 0.3% lower than the $369.1 million produced in 2005. The year-over-year average premium per policy on new business increased 2.5% to $862 in 2007 from $841 in 2006, which was 3.8% lower than the average $874 in 2005.
Premiums generated from renewal business decreased 1.5% to $3.4 billion in 2007 compared to 2006, which was lower than the $3.6 billion in 2005. Renewal policies in force increased 1.9% to 3,422,936 in 2007 from 3,360,672 in 2006, while the year-over-year average premium per policy on renewal business decreased 3.3% to $989 in 2007 from $1,022 in 2006. Our policy retention ratios have been steadily improving to a 12-month moving average of 90.2% in 2007, up from 89.5% in 2006 and 88.6% in 2005.
Due to continued soft market conditions, the Property and Casualty Group implemented rate reductions in 2005, 2006 and 2007 to be more price-competitive for potential new policyholders and to improve retention of existing policyholders. The Property and Casualty Group writes only one-year policies. Consequently, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized fully in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the decreased or increased premiums in full. As a result, certain rate actions approved in 2006 were reflected in written premium in 2007, and some rate actions in 2007 will be reflected in 2008. The effect on 2007 premiums written of all rate actions resulted in a net decrease in written premiums of $85.9 million. The Property and Casualty Group’s most significant rate reductions in 2007 were in private passenger auto in Pennsylvania and Ohio and homeowners in Pennsylvania, Maryland and Virginia.
The Property and Casualty Group’s 3.9 % decrease in direct written premiums in 2006, compared to 2005, resulted from more significant rate reductions in lines of business under competitive pressure, such as private passenger auto. The effect on 2006 premiums written from rate actions resulted in a net decrease in written premiums of $119.5 million. The effect on 2005 premiums written from rate action was a net decrease of $9.9 million in written premium. We continuously evaluate pricing actions and estimate that those approved, filed and contemplated for filing during 2008 could result in a net reduction to direct written premiums of $8.8 million in 2008.
Personal lines
Personal lines new business premiums written increased 5.4% to $260.4 million in 2007 from $247.1 million in 2006 and $246.2 million in 2005. The year-over-year average premium per policy on personal lines new business increased 0.4% to $687 in 2007 from $684 in 2006, which was 3.5% lower than the 2005 average of $709. Personal lines new business policies in force rose 4.9% to 378,994 in 2007, from 361,147 in 2006, which was 4.1% higher than 347,087 in 2005. Total personal lines policies in force increased 2.2% in 2007 to 3,386,377.
The Property and Casualty Group’s new business private passenger auto premiums increased 7.6% to $161.7 million in 2007 from $150.3 million in 2006. Private passenger auto new business policies in force increased 7.3% to 157,297 in 2007 compared to 146,594 in 2006. A new incentive program that was implemented in July 2006 to stimulate policy growth has contributed to the increase in new business policies in force. Under the program, agents receive a $50 bonus on each qualifying new private passenger auto policy. This incentive program runs through June 30, 2008. Certain pricing actions that became effective in 2007 increased rates, primarily in Maryland and Virginia, and reduced rates in Pennsylvania and Ohio. In 2006, the private passenger auto new premiums remained consistent at $150.3 million compared to $149.1 million in 2005 despite a 6.9% increase in new policies in force. The Property and Casualty Group’s rate reductions taken in 2005 and 2006 had the most significant dollar impact in private passenger auto in Pennsylvania, causing the year-over-year average premium per policy to decrease 5.8% in 2006.
Renewal premiums written decreased 0.3% on total personal lines policies during 2007 and decreased 4.3% in 2006. Improving policy retention trends were offset by the impact of rate reductions and change in the mix of personal lines business written by the Property and Casualty Group. The renewal business year-over-year policy retention ratio for personal lines improved to 90.8% in 2007 from 90.1% in 2006 and 89.1% in 2005. The year-over-year policy retention ratio for private passenger auto was 91.5% in 2007, 90.8% in 2006 and 90.0% in 2005.
Industry private passenger auto premiums for 2008 are expected to experience a modest decline as a result of competitive pricing and a weakening economy. For the industry, the homeowners rate of premium growth has slowed, and may slow further in 2008, especially in light of the slowing housing market.

Commercial lines
Driving the premium decreases in our major commercial lines in 2007 compared to 2006 are lower renewal premiums, which decreased 4.3% to $995.5 million in 2007, reflecting the impact of rate reductions being implemented over the past three years. Also in 2007, we discontinued dividends on certain workers compensation policies and instead implemented a tiered pricing structure to better align rates and associated risks. Despite the decreases in renewal premiums, commercial lines new business premiums written increased 16.3% to $140.1 million in 2007, from $120.4 million in 2006, which had decreased 1.5% from $122.3 million in 2005. The year-over-year average premium per policy on commercial lines new business increased 3.0% to $1,621 in 2007, from $1,575 in 2006 which was 3.2% lower than the average of $1,626 in 2005. Commercial lines new business policies in force increased to 86,403 at December 31, 2007, up 13.0% from 76,478 at December 31, 2006, which was up 1.7% from 75,197 at December 31, 2005.
Factors contributing to the increase in new commercial lines premiums written in 2007 include more proactive communications between us and our commercial agents, continued refinement and enhancements to our quote processing systems and our use of more refined pricing based on predictive modeling. The increase in the average premium per policy on commercial lines new business in 2007 resulted from certain workers’ compensation pricing actions that increased rates in Illinois, Maryland and Virginia, that first became effective in 2006. In 2006, the average written premium per policy had declined on commercial lines new business, reflecting rate decreases and changes in the size and risk characteristics to smaller and more preferred risks.
Renewal premiums written for commercial lines policies decreased 4.3% during 2007 and 3.2% during 2006. The overall decrease is reflective of the impact of rate reductions and changes in the mix of business. The year-over-year average policy retention ratio for commercial lines was 85.7%, 85.4% and 85.2% in 2007, 2006 and 2005, respectively.
Industry commercial rate levels weakened in 2005, 2006 and 2007 with price pressures expected to continue in 2008. The Property and Casualty Group’s most significant rate reductions, effective in 2006 that are continuing to be earned in 2007, are in workers compensation in the state of Pennsylvania and commercial auto in the state of Virginia. Rate actions approved for 2008 are primarily for commercial multi-peril in the states of Pennsylvania and Ohio and workers compensation in Virginia and Maryland.
Future trends—premium revenue
We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as new agents build up their book of business with the Property and Casualty Group. We expect our trend of increasing agency appointments to continue with a goal of appointing 140 new agencies in 2008. In 2007, we appointed 214 new agencies and had a total of 1,964 agencies as of December 31, 2007. We continue to evaluate the interactions used in our pricing model, as well as other product extensions and enhancements that could be introduced. In September 2007 we announced plans to continue our geographic expansion effort into the state of Minnesota with the intent of writing business in the state sometime in 2009. West Virginia’s workers compensation system is transitioning to an open-market system that will take effect in July 2008. The Property and Casualty Group is preparing to begin writing workers compensation business in West Virginia in 2008 once that occurs.
Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written by the Property and Casualty Group. The service charges are fixed dollar amounts per billed installment. Gross service agreement revenue amounted to $29.6 million in 2007, $30.2 million in 2006 and $20.8 million in 2005. The decrease in service agreement revenue in 2007 was impacted by a shift to the no-fee, single payment plan driven by a discount in pricing offered for paid-in-full policies as well as consumers desire to not incur service charges. The 2006 service agreement revenue increased from 2005 due to an increase in the service charge assessed to policyholders from $3 to $5 per installment, effective for policies renewing on or after January 1, 2006, that are paid in installments. Shifts in the billing plans to those in which a fee is not assessed offset some of the increase in the installment charge.
During 2007, we filed for approval with each of our 11 states and District of Columbia to implement late payment and policy reinstatement fees on policyholder accounts that are past due or lapsed in coverage due to non-payment of premiums. As of December 31, 2007, all states except North Carolina have approved the fees with other states placing exceptions on certain lines of business. We expect to introduce these new fees where permitted in March 2008. Service agreement revenue is expected to increase $4.5 million in 2008 as a result of these new fees. This estimate is based on current policyholder late payment patterns that may be influenced by these fees and thus, could reduce this estimate once fully implemented.
Cost of management operations

	Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands)	2007	2006	2006	2005	2005

Commissions	$557,359	0.6%	$554,041	2.7%	$539,438

Personnel costs	138,948	1.7	136,560	9.5	124,689
Survey and underwriting costs	23,710	(5.3)	25,040	14.0	21,964
Sales and policy issuance costs	22,556	(1.7)	22,945	3.8	22,096
All other operating costs	57,024	21.1	47,097	8.6	43,386

All other non-commission expense	242,238	4.6	231,642	9.2	212,135

Total cost of management operations	$799,597	1.8%	$785,683	4.5%	$751,573

Key points
•	In 2007, scheduled rate commissions remained level while other agent incentives drove the $3.3 million increase in total commissions.

•	The increase in personnel costs resulted from:
-	a $3.3 million increase related to the voluntary resignation of our former chief executive officer, as previously discussed,

-	higher average pay rates offset by lower staffing levels, and

-	a $2.3 million decrease in the expense for management incentive plans in 2007 as a result of fluctuations in the market value of the estimated shares and lower than targeted performance.
•	All other operating costs increased $9.9 million due to a charge for the judgment against us of $4.3 million and an increase in professional fees related to various initiatives of $4.0 million.
Commissions
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands)	2007	2006	2006	2005	2005

Scheduled rate commissions	$451,587	0.0%	$451,531	(2.6)%	$463,473
Accelerated rate commissions	2,880	80.2	1,598	(35.8)	2,490
Agent bonuses	95,854	1.2	94,754	33.3	71,083
Promotional incentives	813	(66.6)	2,434	35.8	1,792
$50 private passenger auto bonus	5,825	NM	2,724	NM	—
Change in commissions allowance for mid-term policy cancellations	400	NM	1,000	NM	600

Total commissions	$557,359	0.6%	$554,041	2.7%	$539,438

NM = not meaningful

Scheduled and accelerated rate commissions
Scheduled rate commissions were impacted by a 0.5% decrease in the direct written premiums of the Property and Casualty Group in 2007. Scheduled rate commissions remained flat in 2007 due to the decrease in direct written premiums offset by an increase in certain workers compensation commission rates which became effective August 1, 2007 in certain states, and added $1.2 million of commission expense in 2007. The decrease of scheduled rate commissions in 2006 of 2.6% from 2005 was driven by the reduction in the direct written premiums of the Property and Casualty Group of 3.9% in 2006.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agencies for their initial three years of operation. Accelerated rate commissions are increasing as expected given the additional new agency appointments in recent years. We appointed 214 new agencies in 2007, 139 in 2006 and 65 in 2005. There were 216 agencies receiving accelerated rate commissions in 2007 compared to 118 and 98 in 2006 and 2005, respectively. Accelerated commissions are expected to continue to increase in the future as a result of these recent new agency appointments and those expected in 2008.
Agent bonuses and promotional incentives
Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years’ actual underwriting data by agency combined with the current year-to-date actual data. Given the strong underwriting profitability of the most recent three years, 2007 agent bonuses increased 1.2% over 2006. The 33.3% increase in 2006 compared to 2005 included two of these years with our strongest underwriting profitability. The agent bonus award was estimated at $94.1 million for 2007. Of this estimate, $90.4 million represents the profitability component and $3.7 million represents the growth component of the award.
$50 private passenger auto bonus
In July 2006, an incentive program was implemented that was originally planned to run through December 31, 2007. In October 2007, management approved an extension of this incentive program through June 30, 2008. The program pays a $50 bonus to agents for each qualifying new private passenger auto policy issued. The cost of this program was $5.8 million in 2007 and $2.7 million in 2006. These incentive program costs are estimated to be $3.3 million for 2008.
Other costs of management operations
Personnel costs, the second largest component in the cost of management operations, increased 1.7% in 2007. Contributing to the increase in personnel costs was $3.3 million in compensation recognized for the voluntary resignation of our former chief executive officer. Higher average pay rates also contributed to this increase, after being offset by the impact of lower staffing levels. Offsetting these increases was a $2.3 million decrease in expense for the management incentive plans attributable to fluctuations in the market value of the estimated shares and lower than targeted performance under the plans.
All other operating costs increased 21.1% in 2007. The primary drivers of this increase include 1) a $4.3 million accrual for a judgment against us, 2) $4.0 million in increased professional fees related to various corporate initiatives, and 3) $2.6 million in additional software purchases, software maintenance and license agreements.
Future trends—cost of management operations
The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting activities and policy issuance activities performed by us for the Property and Casualty Group. In 2006, management worked to better align our growth in costs to our growth in premium over the long-term. Our goal for 2007 was to hold growth in non-commission costs to 6% or less. Actual growth in non-commission costs for 2007 was 4.6%.

Insurance underwriting operations

	Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands)	2007	2006	2006	2005	2005

Premiums earned	$207,562	(2.9)%	$213,665	(1.0)%	$215,824

Losses and loss adjustment expenses incurred	125,903	(9.8)	139,630	(0.5)	140,385
Policy acquisition and other underwriting expenses	56,996	(6.0)	60,665	0.3	60,489

Total losses and expenses	182,899	(8.7)	200,295	(0.3)	200,874

Underwriting income	$24,663	84.5%	$13,370	(10.6)%	$14,950

Key points
•	Earned premiums declined $6.1 million in 2007, reflecting the impact of rate reductions taken in 2006 and 2007.

•	Favorable development of prior accident year losses, excluding salvage and subrogation recoveries, improved the GAAP combined ratio by 5.3 points in 2007, compared to 1.9 points in 2006.
-	In 2007, the total favorable development impact of 6.6 points was offset by reserve strengthening of the catastrophic injury liability reserves which contributed 1.3 points of adverse development.

-	In 2006, the total favorable development impact of 3.9 points was offset by reserve strengthening of the pre-1986 automobile catastrophic injury liability reserves which contributed 2.0 points of adverse development.
•	Incurred catastrophe losses contributed only 1.7 points to the GAAP combined ratio in 2007, compared to 4.0 points in 2006.
Profitability measures

	Years ended December 31,
	2007	2006	2005

Erie Indemnity Company GAAP loss and LAE ratio(1)	60.7	65.4	65.0
Erie Indemnity Company GAAP combined ratio(1)	88.1	93.7	93.1
P&C Group statutory combined ratio	87.7	93.5	90.5
P&C Group adjusted statutory combined ratio(2)	83.8	89.4	85.7
Direct business:
Personal lines adjusted statutory combined ratio	83.9	90.6	88.6
Commercial lines adjusted statutory combined ratio	84.7	88.5	83.1

Prior accident year reserve development—(redundancy) deficiency	(5.3)	(1.9)	1.2
Prior year salvage and subrogation recoveries collected	(1.7)	(1.6)	(1.5)

Total loss ratio points from prior accident years	(7.0)	(3.5)	(0.3)

(1) The GAAP loss and LAE ratio and the combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums for our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments and the effects of the excess-of-loss reinsurance agreement between our property/casualty insurance subsidiaries and the Exchange. The excess-of-loss reinsurance agreement was terminated December 31, 2005.
(2) The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, was $11.0 million in 2007 and improved the combined ratio by 5.3 points. Of the $11.0 million, $8.1 million related to the personal auto line of business. The Property and Casualty Group reduced reserves in 2007 on prior accident years as a result of sustained improved severity trends on automobile bodily injury and on uninsured/underinsured motorist (UM/UIM) bodily injury. Also in 2007, the Property and Casualty Group’s property damage and collision frequencies continued to improve along with severity trends on collision, medical coverage and comprehensive, while property damage severity began to rise. Overall, loss costs for private passenger auto have remained relatively flat, with the exception of bodily injury costs, which have increased.
In 2006, our share of the Property and Casualty Group’s positive development after removing the effects of salvage and subrogation recoveries was $4.0 million, and improved the combined ratio by 1.9 points. The total favorable development of 3.9 points was offset by 2.0 points, or $4.2 million for reserve strengthening of the pre-1986 automobile catastrophic injury liability reserve. The Property and Casualty Group’s favorable development in 2006 on prior accident years was the result of improved frequency trends for automobile bodily injury and uninsured/underinsured motorist bodily injury, predominantly from 2004 and 2005 accident years. In 2005, the adverse development of 1.2 points includes the effects of our share of adverse development in the pre-1986 automobile catastrophe liability reserve.
Catastrophe losses
Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on our insurance underwriting results. In addressing this risk, we employ what we believe are reasonable underwriting standards and monitor our exposure by geographic region. The Property and Casualty Group maintains property catastrophe reinsurance coverage from unaffiliated insurers. Our property/casualty insurance subsidiaries previously had an all-lines excess-of-loss reinsurance agreement with the Exchange that was purchased to mitigate the effect of catastrophe losses on our financial position. The excess-of-loss agreement was not renewed for the 2006 and 2007 accident years due to the proposed pricing for the coverage as well as the loss profile of the Property and Casualty Group. The Property and Casualty Group maintains sufficient property catastrophe coverage from unaffiliated reinsurers and no longer participates in the assumed reinsurance business, which lowers the variability of the underwriting results of the Property and Casualty Group.
During 2007, 2006 and 2005, our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $3.6 million, $8.5 million and $1.2 million, respectively, or 1.7 points, 4.0 points and 0.5 points, respectively, of the loss ratio. The Property and Casualty Group’s actuarially projected average catastrophe level is about 6 loss ratio points per accident year. The catastrophe losses in 2007 resulted from wind and rainstorms in Ohio and Pennsylvania. Storm-related losses were closer to expected levels in 2006, with wind and hailstorms concentrated primarily in Indiana and Ohio driving a majority of these catastrophe losses. Catastrophe losses were well below expected levels in 2005. There was no impact on the Property and Casualty Group’s underwriting results from Hurricanes Katrina, Rita or Wilma during 2005.
Investment operations

	Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands)	2007	2006	2006	2005	2005

Net investment income	$52,833	(5.5)%	$55,920	(9.2)%	$61,555
Net realized (losses) gains on investments	(5,192)	NM	1,335	(91.5)	15,620
Equity in earnings of limited partnerships	59,690	42.9	41,766	9.7	38,062
Equity in earnings of EFL	3,133	(32.0)	4,604	26.6	3,636

Net revenue from investment operations	$110,464	6.6%	$103,625	(12.8)%	$118,873

NM = not meaningful
Key points
•	Net investment income decreased $3.1 million in 2007 as we continued to repurchase shares of our common stock. Funds used to repurchase treasury shares amounted to $236.7 million in 2007, compared to $217.4 million in 2006. Included in this 2007 amount are shares with a total cost of $99.0 million authorized separate from our repurchase program by our Board of Directors for repurchase from the F. William Hirt Estate.

•	Net realized losses on investments in 2007 include impairment charges of $22.5 million offset somewhat by gains on sales of common stock of $14.3 million. We realized higher gains in 2005 as we were selling common stock due to our transitioning to the use of external equity managers.

•	Limited partnership earnings increased $17.9 million in 2007 primarily as a result of fair value appreciation from private equity partnerships and favorable fair value appreciation and earnings from our real estate limited partnerships.

•	EFL’s decrease in net income in 2007 compared to 2006 resulted mainly from recognizing $11.1 million in impairment charges in its fixed maturity portfolio during 2007.
Investment income includes primarily interest and dividends on our fixed maturity and equity security portfolios. The decline in net investment income in 2007 and 2006 is primarily due to continued repurchases of our common stock under our stock repurchase program, which had increased activity. Investments were liquidated in the current year to help fund stock repurchases thus limiting the funds available for investment operations. The stock repurchase program runs through 2008.
Net realized losses or gains on investments primarily relate to gains and losses on bonds, preferred stock and common stock. Realized gains on sales of common stock, before consideration of impairment charges, were $14.3 million in 2007 and $6.7 million in 2006. Impairment losses are also a component of net realized losses or gains which totaled $22.5 million in 2007 compared to $6.4 million in 2006. Impairment charges in 2007 were primarily in issues in the banking and finance industries.
The performance of our fixed maturities and equity securities, compared to selected market indices, is presented as follows:
Pre-tax annualized returns

Two years ended
December 31, 2007

Fixed maturities—corporate(1)	4.71%
Fixed maturities—municipal(2)	4.46
Preferred stock(2)	1.09
Common stock(3)	8.40
Other indices:
Lehman Brothers—U.S. Aggregate	5.64
S&P 500 Composite Index	10.50

(1) See Item 7A. Quantitative and Qualitative Disclosure about Market Risk for a discussion of structured investments.
(2) Interest and dividends of municipal bonds and certain preferred stocks are tax exempt. The percentages in the table are actual yields, but do not incorporate the additional benefit received resulting from the tax advantage.
(3) Return is net of fees to external managers.

The components of equity in earnings of limited partnerships are as follows:

	Years ended December 31,
		% Change		% Change
		2007 over		2006 over
(in thousands)	2007	2006	2006	2005	2005

Private equity	$22,948	22.9%	$18,665	(18.9)%	$23,027
Real estate	30,206	71.3	17,634	71.2	10,302
Mezzanine debt	6,536	19.6	5,467	15.5	4,733

Total equity in earnings of limited partnerships	$59,690	42.9%	$41,766	9.7%	$38,062

Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations in 2007 and 2006. Private equity and mezzanine debt limited partnerships generated earnings, excluding valuation adjustments, of $21.6 million, $15.3 million and $20.3 million in 2007, 2006 and 2005, respectively. Real estate limited partnerships included earnings of $15.6 million, $10.6 million and $7.7 million in 2007, 2006 and 2005, respectively. Limited partnerships experienced favorable earnings due to increased income earned in 2007 and 2006. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments.
Provision for income taxes
Our 2007 effective income tax rate and provision was affected by a $1.6 million reduction for an adjustment to our December 31, 2006 provision estimates to the actual tax return and a reduction of $1.1 million in interest income related to the settlement of the IRS examinations for the years 2003 and 2004.
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At December 31, 2007 and 2006, our investment portfolio of investment-grade bonds, common stock, investment-grade preferred stock and cash and cash equivalents represents 31.4% and 36.2%, respectively, of total assets. These investments provide the liquidity we require to meet the demands on our funds.
Distribution of investments

	Carrying value at December 31,

(in thousands)	2007	% to total	2006	% to total

Fixed maturities	$703,406	57%	$836,738	63%
Equity securities:
Preferred stock	110,180	9	133,401	10
Common stock	108,090	9	117,246	9
Limited partnerships:
Real estate	141,020	11	108,711	8
Private equity	106,616	9	82,464	6
Mezzanine debt	44,867	4	39,771	3
Real estate mortgage loans	4,556	1	4,726	1

Total investments	$1,218,735	100%	$1,323,057	100%

We continually review the investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. Other factors considered in our review of investment valuation are the length of time the fair value is below cost and the amount the fair value is below cost.
Throughout 2007, we analyzed our impaired common equity securities to determine whether the decline was, in our opinion, significant and of an extended duration. We considered market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the impairment was other-than-temporary and if so, we recognized an impairment charge to operations. At December 31, 2007, all common stock investments in an unrealized loss position were impaired and included in realized losses in the Consolidated Statements of Operations. See the “Equity Securities” section below.
For fixed maturity and preferred stock investments, we individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent to hold the position until recovery has occurred.
Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule in order to moderate investment income in the event of interest rate declines in a year in which a large amount of securities could be redeemed or mature. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $249.4 million, or 35.5%, of the total fixed maturity portfolio. The municipal portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall insured credit quality of the municipal portfolio is rated AAA. Insurance enhanced municipal bonds total $199.1 million, or 79.8%, of the municipal bond portfolio. The overall credit quality of our municipal bond portfolio giving no effect to insurance is rated A.
Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. At December 31, 2007, the net unrealized gain on fixed maturities, net of deferred taxes, amounted to $0.6 million, compared to $4.3 million at December 31, 2006.
Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of highly predictable current income that is competitive with investment-grade bonds. Nonredeemable preferred stocks generally provide fixed or floating rates of dividends that, while not guaranteed, resemble fixed income securities and must be paid before common stock dividends. Common stock provides capital appreciation potential within the portfolio. Common stock investments inherently provide no assurance of producing income because dividends are not guaranteed.
Our equity securities are carried at fair value on the Consolidated Statements of Financial Position. At December 31, 2007, the unrealized gain on equity securities, net of deferred taxes, amounted to $9.3 million, compared to $17.8 million at December 31, 2006.
During 2007 we decided to adopt FAS 159, effective January 1, 2008, for our common stock portfolio. As a result of adopting this standard, all changes in unrealized gains and losses on our Consolidated Statements of Financial Position will be reflected in our Consolidated Statements of Operations. A one-time cumulative-effect adjustment of approximately $11.2 million, net of tax, will be recorded as an increase to retained earnings with an offsetting reduction to other comprehensive income on January 1, 2008.
Limited partnership investments
During 2007, investments in limited partnerships increased $61.6 million to $292.5 million driven by fair value appreciation and capital additions. Mezzanine debt and real estate limited partnerships, which comprise 63.6% of the total limited partnerships, produce a more predictable earnings stream while private equity limited partnerships, which comprise 36.4% of the total limited partnerships, tend to provide a less predictable earnings stream but the potential for greater long-term returns.

Shareholders’ equity
Adjustments are made to shareholders’ equity in accordance with Financial Accounting Standard (FAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires that we recognize the funded status of our postretirement benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2007, shareholders’ equity increased by $16.1 million, net of tax, of which $1.1 million represents amortization of the prior service cost and net actuarial loss and $15.0 million represents the current period actuarial loss. Shareholders’ equity decreased by $21.1 million, net of tax, at December 31, 2006, as a result of initially applying the recognition provisions of FAS 158.
Liabilities
Property/casualty loss reserves
Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.
The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts are: unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs with costs significantly different from those seen in the past, and claims patterns on current business that differ significantly from historical claims patterns.
Loss and loss adjustment expense reserves are presented on our Consolidated Statements of Financial Position on a gross basis for EIC, EINY and EIPC. Our property/casualty insurance subsidiaries wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group in 2007. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on our Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of December 31,
(in thousands)	2007	2006

Gross reserve liability:
Private passenger auto	$321,320	$373,108
Pre-1986 automobile catastrophic injury	192,764	196,856
Homeowners	28,506	27,224
Workers compensation	146,402	221,078
Workers compensation catastrophic injury	108,589	0
Commercial auto	79,848	87,202
Commercial multi-peril	75,169	73,542
All other lines of business	73,933	94,560

Gross reserves	1,026,531	1,073,570
Reinsurance recoverables(1)	834,453	872,954

Net reserve liability	$192,078	$200,616

(1) Includes $833.6 million in 2007 and $872.4 million in 2006 due from the Exchange.
The reserves that have the greatest potential for variation are the catastrophic injury liability reserves. There are currently about 300 claimants requiring lifetime medical care, of which less than 150 involve catastrophic injuries. During 2007, we began reserving for the workers compensation catastrophic injury reserves separately on a claim-by-claim basis. Prior to 2007, these reserves were estimated with the total population of workers compensation reserves. The reserve carried by the Property and Casualty Group for the catastrophic injury claimaints, which is our best estimate of this liability at this time, was $540.5 million at December 31, 2007, which is net of $176.3 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net catastrophic injury liability reserves is $29.7 million at December 31, 2007.

It is anticipated that these catastrophic injury claims will require payments over approximately the next 40 years. In 2007, we changed our mortality rate assumption to give 75% weight to our own mortality experience and 25% weight to the disabled pensioner mortality table. The impact on the pre-1986 automobile catastrophic injury liability reserves due to this change in methodology resulted in reserve strengthening of $35.7 million for the Property and Casualty Group, of which our property/casualty subsidiaries’ share was $2.0 million. The workers compensation catastrophic liability injury reserves were strengthened by $12.6 million for the Property and Casualty Group, and our property/casualty subsidiaries’ share was $0.7 million. In 2006, we changed our medical inflation rate assumption for these reserves from a flat 5% medical inflation assumption to a 10% annual increase in 2007 grading down 1% per year to an ultimate rate of 5%. A 100-basis point change in the medical cost inflation assumption would result in a change in net liability for us of $5.3 million. The claimants’ future life expectancy is another significant variable. The life expectancy assumption underlying the estimate reflects experience to date. Actual experience, different than that assumed, could have a significant impact on the reserve estimate. Our share of the catastrophic injury claim payments made was $0.9 million, $1.3 million and $0.8 million during 2007, 2006 and 2005, respectively.
At December 31, 2007, the Property and Casualty Group had estimated reserves related to the assumed loss and loss adjustment expense for the September 11, 2001 event of $22.1 million. The most critical factor in the estimation of these losses is whether the destruction of the World Trade Center Towers will be considered a single event or two separate events. This single or two event litigation is still pending, despite the fact that a significant amount of insurance claims related to the destruction of the World Trade Center Towers were settled in May 2007. We believe the current reserves should be sufficient to absorb the potential development.
IMPACT OF INFLATION
Property/casualty insurance premiums are established before losses and loss adjustment expenses, and therefore, before the extent to which inflation may impact such costs are known. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. Our major source of funds from operations are the net cash flows generated from management operations, the net cash flows from Erie Insurance Company’s and Erie Insurance Company of New York’s 5.5% participation in the underwriting results of the reinsurance pool with the Exchange, and investment income from affiliated and nonaffiliated investments.
We generate sufficient net positive cash flows from our operations to fund our commitments and make capital investments. We maintain a high degree of liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. Net cash flows provided by operating activities for the years ended December 31, 2007, 2006 and 2005, were $248.5 million, $270.4 million and $293.3 million, respectively.
With respect to the management fee, funds are received from the Exchange generally on a premiums-collected basis. We have a receivable from the Exchange and affiliates related to the management fee receivable from premiums written, but not yet collected, as well as the management fee receivable on premiums collected in the current month. We pay nearly all general and administrative expenses on behalf of the Exchange and other affiliated companies. The Exchange reimburses us for these expenses on a paid-basis quarterly.
Management fee and other cash settlements due at December 31 from the Exchange were $204.6 million and $224.3 million in 2007 and 2006, respectively. A receivable from EFL for cash settlements totaled $4.2 million at December 31, 2007, compared to $3.0 million at December 31, 2006. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool decreased 4.3% to $944.1 million from $986.5 million at December 31, 2007 and 2006, respectively. This decrease is the result of corresponding decreases in direct loss and loss adjustment expense reserves of our property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The amounts due us from the Exchange represented 22.1% of the Exchange’s total liabilities at December 31, 2007 and 2006.

Cash flows provided by operating activities declined in 2007 primarily due to higher agent bonuses paid. Agent bonuses paid during 2007 increased $17.2 million compared to 2006, reflecting improved underwriting profitability of the Property and Casualty Group. Agent bonuses expected to be paid in 2008 that relate to the period ended in 2007 is $94.1 million. Pension funding and employee benefits paid increased as there was a $14.8 million contribution made to the employee pension plan in 2007 compared to an $8.1 million contribution in 2006. Beginning in 2007, our policy is to contribute at least the minimum required contribution that is in accordance with the Pension Protection Act of 2006. As our financial condition allows, we may consider additional contributions in any given year. For 2008, the expected contribution amount is $15.7 million which does exceed the minimum required amount. Our affiliated entities generally reimburse us about 50% of the net periodic benefit cost of the pension plan.
Salaries and wages paid during the year increased $11.8 million due to $3.2 million in additional compensation paid to our former president and chief executive officer and increases in average pay rates. Management fee revenues received were higher in 2007 due to the settlement of receivables. We paid $5.8 million in 2007, compared to $2.7 million in 2006, for the $50 private passenger auto bonus program implemented in 2006 which is estimated to be $3.3 million for 2008. Limited partnership distributions increased $16.7 million in 2007 due to fair value appreciation on these investments, which are accounted for under the equity method of accounting.
Cash flows provided by investing activities were $50.1 million in 2007 and $61.6 million in 2006, compared to cash used of $145.8 million in 2005. Proceeds from the sales, calls and maturities of fixed maturity positions totaled $266.0 million, $359.5 million and $348.0 million in 2007, 2006 and 2005, respectively. Proceeds from the sales of equity securities totaled $195.0 million, $146.1 million and $95.7 million in 2007, 2006 and 2005, respectively. At December 31, 2007, we had contractual commitments to invest up to $147.9 million related to our limited partnership investments. We expect to have sufficient distributions from existing limited partnerships and cash flows from operations to meet these commitments.
In spite of being publicly traded, some of our fixed income investments, particularly asset- and mortgage-backed securities, are illiquid due to credit market conditions. Further volatility in these markets could impair our ability to sell certain of our fixed income securities or the desirability of selling them at their current prices. We believe we have sufficient liquidity to meet our needs from other sources of cash flows even if credit market volatility persists throughout 2008.
In August 2007 we purchased 1.9 million shares of our Class A nonvoting common stock from the F. William Hirt Estate separate from our current stock repurchase program for a total cost of $99.0 million, or $52.04 per share. In conjunction with our stock repurchase plan, we repurchased 2.6 million shares at a total cost of $137.7 million in 2007 compared to 4.0 million shares repurchased in 2006 at a total cost of $217.4 million. In September 2007, our Board of Directors approved a continuation of this plan for an additional $100 million through December 2008. Approximately $92 million of outstanding repurchase authority remains under the program at December 31, 2007.
The increase in cash used in financing activities was largely the result of the share repurchase activity discussed above. Dividends paid to shareholders totaled $91.1 million, $86.1 million and $81.9 million in 2007, 2006 and 2005, respectively. Our capital management activities resulted in us increasing both our Class A and Class B shareholder quarterly dividends for 2007. There are no regulatory restrictions on the payment of dividends to our shareholders, although there are state law restrictions on the payment of dividends from our subsidiaries to us. Dividends have been approved at a 10.0% increase for 2008.
Contractual obligations
Cash outflows are variable because the fluctuations in settlement dates for claims payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect of this volatility on our performance is mitigated by the intercompany reinsurance pooling arrangement. The cash flow requirements for claims have not historically had a significant effect on our liquidity. Based on a historical 15-year average, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% are paid out within a five-year period. Losses that are paid out after that five-year period reflect such long-tail lines as workers compensation and auto bodily injury. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.

We have certain obligations and commitments to make future payments under various contracts. As of December 31, 2007, the aggregate obligations were as follows:

	Payments due by period
					2013 and
(in thousands)	Total	2008	2009-2010	2011-2012	thereafter

Fixed obligations:
Limited partnership commitments(1)	$147,898	$55,449	$53,057	$39,392	$0
Pension contribution(2)	15,700	15,700	0	0	0
Other commitments(3)	27,730	12,429	10,507	4,794	0
Operating leases—vehicles	14,685	3,936	7,448	3,301	0
Operating leases—real estate(4)	6,116	2,742	2,824	550	0
Operating leases—computers	2,153	1,332	821	0	0
Financing arrangements	728	254	337	137	0

Fixed contractual obligations	215,010	91,842	74,994	48,174	0
Gross loss and loss adjustment expense reserves	1,026,531	513,266	301,800	100,600	110,865

Gross contractual obligations(5)	$1,241,541	$605,108	$376,794	$148,774	$110,865

Gross contractual obligations net of estimated reinsurance recoverables and reimbursements from affiliates are as follows:

	Payments due by period
					2013 and
(in thousands)	Total	2008	2009-2010	2011-2012	thereafter

Gross contractual obligations(5)	$1,241,541	$605,108	$376,794	$148,774	$110,865
Estimated reinsurance recoverables	834,453	417,227	245,329	81,776	90,121
Estimated reimbursements from affiliates	38,806	15,406	16,647	6,753	0

Net contractual obligations	$368,282	$172,475	$114,818	$60,245	$20,744

(1) Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date. The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due. At December 31, 2007, the total commitment to fund limited partnerships that invest in private equity securities is $60.9 million, real estate activities $55.2 million and mezzanine debt of $31.8 million. We expect to have sufficient cash flows from operations and from positive cash flows generated from existing limited partnership investments to meet these partnership commitments.
(2) The pension contribution for 2008 was estimated in accordance with the Pension Protection Act of 2006. Contributions anticipated in future years are expected to be an amount at least equal to the IRS minimum required contribution in accordance with this Act.
(3) Other commitments include various agreements for service, including such things as computer software, telephones and maintenance.
(4) Operating leases—real estate are for 17 of our 23 field offices that are operated in the states in which the Property and Casualty Group does business and three operating leases are for warehousing facilities and remote office locations. One of the branch locations is leased from EFL.
(5) Gross contractual obligations do not include the obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management and the directors’ retirement plan. The recorded accumulated benefit obligations for these plans at December 31, 2007, are $16.1 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as they become due. See also Item 8 “Financial Statements and Supplementary Data — Note 8 of Notes to Consolidated Financial Statements” contained within this report.
Off-balance sheet arrangements
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. There are no off-balance sheet obligations related to our variable interest in the Exchange. Any liabilities between us and the Exchange are recorded in our Consolidated Statements of Financial Position. We have no material off-balance sheet obligations or guarantees.

Financial ratings
Our property/casualty insurers are rated by rating agencies that provide insurance consumers with meaningful information on the financial strength of insurance entities. Higher ratings generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The insurers of the Erie Insurance Group are currently rated by AM Best Company as follows:

Erie Insurance Exchange	A+
Erie Insurance Company	A+
Erie Insurance Property and Casualty Company	A+
Erie Insurance Company of New York	A+
Flagship City Insurance	A+
Erie Family Life Insurance	A
According to AM Best, a Superior rating (A+) is assigned to those companies that, in AM Best’s opinion, have achieved superior overall performance when compared to the standards established by AM Best and have a superior ability to meet their obligations to policyholders over the long term. The A (Excellent) rating of EFL continues to affirm its strong financial position, indicating that EFL has an excellent ability to meet its ongoing obligations to policyholders. By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one financial strength rating lower than the property/casualty companies by AM Best Company. The insurers of the Property and Casualty Group are also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates these insurers AApi, “Very Strong.” Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.
Regulatory risk-based capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2007, the companies comprising the Property and Casualty Group all had RBC levels substantially in excess of levels that would require regulatory action.
TRANSACTIONS AND AGREEMENTS WITH RELATED PARTIES
Board oversight
Our Board of Directors (Board) has broad oversight responsibility over intercompany relationships within Erie Insurance Group. As a consequence, the Board may be required to make decisions or take actions that may not be solely in the interest of our shareholders such as:
•	setting the management fee rate paid by the Exchange to us;

•	determining the continuation and participation percentages of the intercompany pooling agreement;

•	approving the annual shareholders’ dividend; and

•	ratifying any other significant intercompany activity, such as new cost-sharing agreements.
If the Board determines that the Exchange’s surplus requires strengthening, it could decide to reduce the management fee rate, change our property/casualty insurance subsidiaries’ intercompany pooling participation percentages or reduce or eliminate the shareholder dividends level in any given year. The Board could also decide, under such circumstances, that we should provide capital to the Exchange, although there is no legal obligation to do so.

Intercompany agreements
Pooling
Members of the Property and Casualty Group participate in an intercompany reinsurance pooling agreement. Under the pooling agreement, all insurance business of the Property and Casualty Group is pooled in the Exchange. The Erie Insurance Company and Erie Insurance Company of New York share in the underwriting results of the reinsurance pool through retrocession. Since 1995, the Board of Directors has set the allocation of the pooled underwriting results at 5.0% participation for Erie Insurance Company, 0.5% participation for Erie Insurance Company of New York and 94.5% participation for the Exchange.
Leased property
The Exchange leases certain office facilities to us on a year-to-year basis. Rents are determined considering returns on invested capital and building operating and overhead costs. Rental costs of shared facilities are allocated based on square footage occupied.
Subscriber’s agreement
We serve as attorney-in-fact for the Exchange, a reciprocal insurance exchange. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact. Through the designation of attorney-in-fact we are required to provide sales, underwriting and policy issuance services to the policyholders of the Exchange, as discussed previously.
Intercompany cost allocation
The allocation of costs affects the financial condition of the Erie Insurance Group companies. Management must determine that allocations are consistently made in accordance with intercompany management service agreements, the attorney-in-fact agreements with the policyholders of the Exchange and applicable insurance laws and regulations. While allocation of costs under these various agreements requires management judgment and interpretation, such allocations are performed using a consistent methodology, which in management’s opinion, adheres to the terms and intentions of the underlying agreements.
Intercompany receivables

		Percent of total		Percent of total
		Company		Company
(in thousands)	2007	assets	2006	assets

Reinsurance recoverable from and ceded unearned premiums to the Exchange	$944,078	32.8%	$986,536	32.5%
Other receivables from the Exchange and affiliates (management fees, costs and reimbursements)	208,752	7.3	227,316	7.5
Note receivable from EFL	25,000	0.9	25,000	0.8

Total intercompany receivables	$1,177,830	41.0%	$1,238,852	40.8%

We have significant receivables from the Exchange that result in a concentration of credit risk. These receivables include unpaid losses and unearned premiums ceded to the Exchange under the intercompany pooling agreement and from management services performed by us for the Exchange. The policyholder surplus of the Exchange at December 31, 2007, on a statutory accounting basis totaled almost $4.8 billion. Credit risks related to the receivables from the Exchange are evaluated periodically by our management. Reinsurance contracts do not relieve us from our primary obligations to policyholders if the Exchange were unable to satisfy its obligation. We collect our reinsurance recoverable amount generally within 30 days of actual settlement of losses.
We also have a receivable from the Exchange for management fees and costs we pay on behalf of the Exchange. We also pay certain costs for, and are reimbursed by, EFL. Since our inception, we have collected these amounts due from the Exchange and EFL in a timely manner (normally quarterly). There is interest charged on the outstanding balance due from the Exchange until its quarterly settlement that is based on an independent mutual fund rate.

We have a surplus note for $25 million with EFL that is payable on demand on or after December 31, 2018. EFL paid interest to us on the surplus note totaling $1.7 million in both 2007 and 2006. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. A decline in surplus could also result from variability in investment markets as realized and unrealized losses are recognized.
Insurance premium rate actions
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us. In 2007, the industry trend experienced by insurers was growing price competition. Rate reductions were implemented by the Property and Casualty Group in 2007 to recognize improved underwriting results and to be more price competitive. Following three years of premium rate reductions, the 2008 rate actions sought by the Property and Casualty Group are expected to be premium revenue neutral. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2008, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management estimates that pricing actions approved, contemplated for filing and awaiting approval through 2007, could result in a net reduction to premiums for the Property and Casualty Group of $8.8 million in 2008.
The Property and Casualty Group continues refining its pricing segmentation model for private passenger auto and homeowners lines of business. The rating plan includes significantly more pricing segments than the former plan, providing us greater flexibility in pricing for policyholders with varying degrees of risk. Refining pricing segmentation should enable us to provide more competitive rates to policyholders with varying risk characteristics, as risks can be more accurately priced over time. The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders.
Policy growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affect the profitability of our management operations. In 2006 and 2007, the maturing of our pricing segmentation model has contributed to our growth in new policies in force and improved retention ratios. The continued growth of the policy base of the Property and Casualty Group is dependent upon its ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group, and, consequently, lower management fees for us.

Catastrophe losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the mid-Atlantic, mid-western and southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers compensation insurance in Ohio, Maryland, Virginia and, particularly, Pennsylvania. As a result, a single catastrophe occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include severe winter storms, hurricanes, earthquakes, tornadoes, wind and hail storms. In its homeowners line of insurance, the Property and Casualty Group is particularly exposed to an Atlantic hurricane, which might strike the states of North Carolina, Maryland, Virginia and Pennsylvania. The Property and Casualty Group maintains a property catastrophe reinsurance treaty with nonaffiliated reinsurers to mitigate the future potential catastrophe loss exposure. The property catastrophe reinsurance coverage in 2007 provided coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $400 million per occurrence. This agreement was renewed for 2008 under the same terms of coverage while the Property and Casualty Group’s loss retention increased to $450 million per occurrence.
While the Property and Casualty Group is exposed to terrorism losses in commercial lines including workers compensation, these lines are afforded a limited backstop above insurer deductibles for foreign acts of terrorism under the newly enacted federal Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 that will continue through December 31, 2014. The Property and Casualty Group has no personal lines terrorism coverage in place. Although current models suggest the most likely occurrences would not have a material impact on the Property and Casualty Group, there is a chance that if future terrorism attacks occur, the Property and Casualty Group could incur large losses.
Incurred but not reported (IBNR) losses
The Property and Casualty Group is exposed to new claims on previously closed files and to larger than historical settlements on pending and unreported claims. We are exposed to increased losses by virtue of our 5.5% participation in the intercompany reinsurance pooling agreement with the Exchange. We exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred. However, these reserves are, by their nature, only estimates and cannot be established with absolute certainty.
The reserve that has the greatest potential for variation is the catastrophic injury liability reserve. The workers compensation product and the automobile no-fault law in Pennsylvania from 1975 until 1985 provided for unlimited medical benefits. The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health and mortality over time. Actual experience, different than that assumed, could have a significant impact on the reserve estimates.
Market volatility
With the adoption of FAS 159 as of January 1, 2008, all changes to unrealized gains and losses on the common stock portfolio will be recognized in investment income as net realized gains or losses in the Consolidated Statements of Operations. The fair value of the common stock portfolio is subject to fluctuation from period to period resulting from changes in prices. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income in 2008 and beyond. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Equity Price Risk herein for further information on the risk of market volatility.
Information technology development
During 2007 and continuing into 2008, we are carrying out a broad program of initiatives to enhance the functionality of our legacy processing and agency interface systems aimed at improving the ease of doing business, enhancing agent and employee productivity and access to information. We are also continuing in 2008 a program to evaluate policy administration system replacement alternatives which we initiated in 2007. The costs we would incur under the policy administration system development programs being evaluated are significant and depending on the development timeframe, could have a material impact on our reported earnings in 2008 and future years.

Erie Family Life business process outsourcing
During 2006, Erie Family Life (EFL) decided to outsource certain business processes and core information technology to an external vendor beginning in 2007. The transition of functions and technology to the external vendor occurred in August 2007. EFL expected to incur substantial costs in 2007, due to the conversion and continued transition efforts, which impacts us 21.6% through our ownership share of EFL. EFL’s total conversion costs through December 31, 2007 were $5.5 million, of which our share was $1.2 million. Due to unforeseen complications in the outsource transition, business production in EFL has slowed since the outsourcing. EFL and Company management are in the process of remediation of these complications. To some extent, our relationship with our Agents has been disrupted by these complications which, if not rectified, could impact the amount of business they place with EFL and with the Property and Casualty Group. The disruptive effect incurred and potentially to be incurred cannot be reliably estimated.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, equity price risk and credit risk, and how those exposures are currently managed as of December 31, 2007.
Interest rate risk
We invest primarily in fixed maturity investments, which comprised 58% of invested assets at December 31, 2007. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk since we have the capacity and intention to hold the fixed maturity positions until maturity. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges we established.
A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio. We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2007 and 2006.
Fixed maturities interest-rate sensitivity analysis

(in thousands)	As of December 31,
	2007	2006

Fair value of fixed income portfolio	$703,406	$836,738
Fair value assuming 100-basis point rise in interest rates	676,733	807,841

Modified duration	3.80	3.95

While the fixed income portfolio is sensitive to interest rates, the future principal cash flows that will be received are presented as follows by contractual maturity date. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults. The $25 million surplus note due from EFL is included in the principal cash flows and is due in 2018.

(in thousands)	December 31, 2007

Fixed maturities, including note from EFL:
2008	$58,599
2009	66,157
2010	56,298
2011	55,426
2012	65,459
Thereafter	424,656

Total	$726,595

Fair value	$728,406

(in thousands)	December 31, 2006

Fixed maturities, including note from EFL:
2007	$46,628
2008	77,160
2009	79,955
2010	71,670
2011	67,772
Thereafter	502,477

Total	$845,662

Fair value	$861,738

Equity price risk
Our portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. We do not hedge our exposure to equity price risk inherent in our equity investments. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange-traded small- to large-cap stocks. We measure risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the Standard & Poors (S&P) 500 Composite Index. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for our common stock holdings was 1.16. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $24.6 million.
Credit risk
Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans and, to a lesser extent, short-term investments are subject to credit risk. This risk is defined as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing upfront underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. We do not hedge the credit risk inherent in our fixed maturity investments.
Generally, the fixed maturities in our portfolio are rated by external rating agencies. If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies. We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions. The following table shows our fixed maturity investments by S&P rating as of December 31, 2007:

(in thousands)	Amortized	Fair	Percent
Comparable S&P Rating	cost	value	of total

AAA, AA, A	$413,523	$416,062	59.2%
BBB	261,969	260,634	37.1

Total investment grade	675,492	676,696	96.3

BB	21,818	20,926	3.0
B	1,790	2,071	0.3
CCC, CC, C	2,618	2,631	0.3
D	770	1,082	0.1

Total non-investment grade	26,996	26,710	3.7

Total	$702,488	$703,406	100.0%

Approximately 5.0%, or $35.5 million, of our fixed income portfolio is invested in structured products which include mortgage-backed securities (MBS), collateralized debt and loan obligations (CDO and CLO), collateralized mortgage obligations (CMO), asset-backed (ABS) and credit-linked notes.

Our structured product portfolio has an average rating of A+ or higher. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products. However, we have indirect exposure through bond and preferred stock investments in the financial service industry. We continually monitor these investments for material declines in quality and value. The table below contains the credit quality rating of our structured products as recorded at fair value. The total amortized cost of these holdings was $38.2 million at December 31, 2007.
(in thousands)

				Credit	Total
		Commercial		linked	structured
Rating	MBS/CMO	MBS	CDO/CLO	notes	holdings

	at Fair value
AAA	$4,371	$5,295	$2,307	$1,821	$13,794
AA	0	0	816	0	816
A	0	0	11,496	0	11,496
BBB	0	4,370	5,035	0	9,405

	$4,371	$9,665	$19,654	$1,821	$35,511

Our municipal bond portfolio accounts for $249.4 million, or 35.5%, of the total fixed maturity portfolio. 79.8% of the total municipal bond portfolio is insured. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Our municipal bond portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall credit quality rating of our municipal bond portfolio is AAA. The overall credit quality rating of our municipal bond portfolio giving no effect to insurance is A+. The following table presents an analysis of our municipal bond ratings at December 31, 2007.

(in thousands)
(1)			(2)			(3)
Uninsured bonds			Insured bonds			Underlying rating of insured bonds
		Fair value			Fair value			Fair value
Rating	Fair value	%	Rating	Fair value	%	Rating	Fair value	%

AAA	$27,370	54.4%	AAA	$199,053	100.0%	AAA	$0	0.0%
AA	18,278	36.3	AA	0	0.0	AA	88,009	44.2
A	3,675	7.3	A	0	0.0	A	108,526	54.5
BBB	993	2.0	BBB	0	0.0	BBB	2,518	1.3

AA	$50,316	100.0%	AAA	$199,053	100.0%	A+	$199,053	100.0%

(1) + (2)			(1) + (3)
Total bonds (with insured rating)			Total bonds (with underlying rating)
Rating	Fair value	Fair value %	Rating	Fair value	Fair value %

AAA	$226,423	90.8%	AAA	$27,370	11.0%
AA	18,278	7.3	AA	106,287	42.6
A	3,675	1.5	A	112,201	45.0
BBB	993	0.4	BBB	3,511	1.4

AAA	$249,369	100.0%	A+	$249,369	100.0%

We are also exposed to a concentration of credit risk with the Exchange. See the section, “Transactions and Agreements with Related Parties,” for further discussion of this risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
on the Effectiveness of Internal Control over Financial Reporting
To the Board of Directors and Shareholders
  of Erie Indemnity Company
Erie, Pennsylvania
We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Erie Indemnity Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Erie Indemnity Company and our report dated February 22, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 22, 2008

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements
To the Board of Directors and Shareholders
Erie Indemnity Company
Erie, Pennsylvania
We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Erie Indemnity Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, in 2006 the Erie Indemnity Company changed its method of accounting for post retirement benefit plans in accordance with the adoption of Statement of Financial Accounting Standards No. 158.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 22, 2008

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2007, 2006 and 2005
(dollars in thousands, except per share data)

	2007	2006	2005
Operating revenue
Management fee revenue, net	$894,981	$891,071	$888,558
Premiums earned	207,562	213,665	215,824
Service agreement revenue	29,748	29,246	20,568

Total operating revenue	1,132,291	1,133,982	1,124,950

Operating expenses
Cost of management operations	755,642	742,526	710,237
Losses and loss adjustment expenses incurred	125,903	139,630	140,386
Policy acquisition and other underwriting expenses	48,909	52,048	50,108

Total operating expenses	930,454	934,204	900,731

Investment income — unaffiliated
Investment income, net of expenses	52,833	55,920	61,555
Net realized (losses) gains on investments	(5,192)	1,335	15,620
Equity in earnings of limited partnerships	59,690	41,766	38,062

Total investment income — unaffiliated	107,331	99,021	115,237

Income before income taxes and equity in earnings of Erie Family Life Insurance	309,168	298,799	339,456
Provision for income taxes	(99,137)	(99,055)	(111,733)
Equity in earnings of Erie Family Life Insurance, net of tax	2,914	4,281	3,381

Net income	$212,945	$204,025	$231,104

Net income per share
Class A common stock — basic	$3.80	$3.45	$3.69

Class A common stock — diluted	$3.43	$3.13	$3.34

Class B common stock — basic and diluted	$572.98	$524.87	$558.34

Weighted average shares outstanding — basic
Class A common stock	55,928,177	58,827,987	62,392,860

Class B common stock	2,563	2,661	2,843

Weighted average shares outstanding — diluted
Class A common stock	62,096,816	65,256,608	69,293,649

Class B common stock	2,563	2,661	2,843

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
Assets

Investments
Fixed maturities at fair value (amortized cost of $702,488 and $830,061, respectively)	$703,406	$836,738
Equity securities at fair value (cost of $204,005 and $223,210, respectively)	218,270	250,647
Limited partnerships (cost of $235,886 and $200,166, respectively)	292,503	230,946
Real estate mortgage loans	4,556	4,726

Total investments	1,218,735	1,323,057

Cash and cash equivalents	31,070	60,241
Accrued investment income	9,713	11,374
Premiums receivable from policyholders	243,612	247,187
Federal income taxes recoverable	1,451	9,092
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	833,554	872,388
Ceded unearned premiums to Erie Insurance Exchange	110,524	114,148
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	208,752	227,316
Reinsurance recoverable from non-affiliates	2,323	2,097
Deferred policy acquisition costs	16,129	16,197
Equity in Erie Family Life Insurance	59,046	57,162
Securities lending collateral	30,370	22,784
Pension plan asset	32,460	7,108
Other assets	55,884	44,210

Total assets	$2,878,623	$3,039,361

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$1,026,531	$1,073,570
Unearned premiums	421,263	424,282
Commissions payable and accrued	122,473	126,077
Agent bonuses	94,458	90,556
Securities lending collateral	30,370	22,784
Accounts payable and accrued expenses	41,057	41,723
Deferred executive compensation	23,499	29,713
Deferred income taxes	14,598	8,343
Dividends payable	23,637	23,265
Employee benefit obligations	29,458	37,200

Total liabilities	1,827,344	1,877,513

Shareholders’ equity
Capital stock:
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; 68,277,600 and 68,224,800 shares issued, respectively; 53,338,937 and 57,776,329 shares outstanding, respectively	1,991	1,990
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,551 and 2,573 shares authorized, issued and outstanding, respectively	179	180
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive income	10,048	5,422
Retained earnings	1,740,174	1,618,656

Total contributed capital and retained earnings	1,760,222	1,634,078

Treasury stock, at cost, 14,938,663 and 10,448,471 shares, respectively	(708,943)	(472,230)

Total shareholders’ equity	1,051,279	1,161,848

Total liabilities and shareholders’ equity	$2,878,623	$3,039,361

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands)

	2007	2006	2005
Cash flows from operating activities
Management fee received	$906,691	$883,072	$891,965
Service agreement fee received	29,648	28,246	20,334
Premiums collected	207,491	211,976	214,592
Settlement of commutation received from Exchange	6,782	1,710	3,031
Net investment income received	55,031	62,616	66,274
Limited partnership distributions	78,960	62,240	62,684
Dividends received from Erie Family Life Insurance	0	899	1,799
Salaries and wages paid	(111,794)	(100,000)	(89,401)
Pension contribution and employee benefits paid	(31,989)	(24,923)	(4,376)
Commissions paid to agents	(434,465)	(433,532)	(442,981)
Agents bonuses paid	(91,955)	(74,753)	(46,883)
General operating expenses paid	(79,461)	(81,656)	(85,418)
Losses paid	(114,624)	(117,124)	(111,754)
Loss adjustment expenses paid	(19,817)	(13,432)	(14,560)
Other underwriting and acquisition costs paid	(48,132)	(50,631)	(47,281)
Income taxes paid	(103,905)	(84,267)	(124,749)

Net cash provided by operating activities	248,461	270,441	293,276

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(150,754)	(225,867)	(371,709)
Equity securities	(173,901)	(116,872)	(157,640)
Limited partnerships	(87,503)	(107,879)	(75,279)
Sales/maturities of investments:
Fixed maturity sales	180,433	243,711	232,617
Fixed maturity calls/maturities	85,590	115,782	115,422
Equity securities	194,981	146,129	95,676
Return on limited partnerships	9,995	12,874	15,198
Disposal (purchase) of property and equipment	100	(4,938)	(2,003)
Net (distributions) collections on agent loans	(8,805)	(1,364)	1,942

Net cash provided by (used in) investing activities	50,136	61,576	(145,776)

Cash flows from financing activities
Purchase of treasury stock	(236,713)	(217,353)	(98,966)
Dividends paid to shareholders	(91,055)	(86,089)	(81,929)
Payment of note from Erie Family Life Insurance	0	0	15,000
Increase (decrease) in collateral from securities lending	7,585	(8,046)	30,831
(Acquisition) redemption of securities lending collateral	(7,585)	8,046	(30,831)

Net cash used in financing activities	(327,768)	(303,442)	(165,895)

Net (decrease) increase in cash and cash equivalents	(29,171)	28,575	(18,395)
Cash and cash equivalents at beginning of year	60,241	31,666	50,061

Cash and cash equivalents at end of year	$31,070	$60,241	$31,666

     See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Total			other	Class A	Class B	Additional
	shareholders’	Comprehensive	Retained	comprehensive	common	common	paid-in	Treasury
	equity	income	earnings	income	stock	stock	capital	stock

Balance, January 1, 2005	$1,266,881		$1,354,181	$58,611	$1,970	$200	$7,830	($155,911)

Comprehensive income:
Net income	231,104	$231,104	231,104
Unrealized loss on securities, net of tax (Note 6)	(36,933)	(36,933)		(36,933)
Minimum pension liability adjustment, net of tax	3	3		3

Comprehensive income		$194,174

Purchase of treasury stock	(98,966)							(98,966)
Conversion of Class B shares to Class A shares	—				2	(2)
Dividends declared:
Class A $1.335 per share	(82,918)		(82,918)
Class B $200.25 per share	(569)		(569)

Balance, December 31, 2005	$1,278,602		$1,501,798	$21,681	$1,972	$198	$7,830	($254,877)

Comprehensive income:
Net income	204,025	$204,025	204,025
Unrealized gain on securities, net of tax (Note 6)	4,804	4,804		4,804

Comprehensive income		$208,829

Adjustment to initially recognize funded status of employee benefit obligations, net of tax under FAS 158	(21,063)			(21,063)
Purchase of treasury stock	(217,353)							(217,353)
Conversion of Class B shares to Class A shares	—				18	(18)
Dividends declared:
Class A $1.48 per share	(86,581)		(86,581)
Class B $222.00 per share	(586)		(586)

Balance, December 31, 2006	$1,161,848		$1,618,656	$5,422	$1,990	$180	$7,830	($472,230)

Comprehensive income:
Net income	212,945	$212,945	212,945
Other comprehensive income:
Unrealized loss on securities, net of tax (Note 6)	(11,427)	(11,427)		(11,427)
Postretirement plans:
Prior service cost, net of tax	222	222		222
Net actuarial gain, net of tax (Note 6)	12,901	12,901		12,901
Loss due to amendments, net of tax	(867)	(867)		(867)
Curtailment/settlement gain, net of tax	3,797	3,797		3,797

Postretirement plans, net of tax	16,053	16,053		16,053

Comprehensive income		$217,571

Purchase of treasury stock	(236,713)							(236,713)
Conversion of Class B shares to Class A shares	—				1	(1)
Dividends declared:
Class A $1.64 per share	(90,797)		(90,797)
Class B $246.00 per share	(630)		(630)

Balance, December 31, 2007	$1,051,279		$1,740,174	$10,048	$1,991	$179	$7,830	($708,943)

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of business

We are the attorney-in-fact for the subscribers of Erie Insurance Exchange (Exchange), a reciprocal insurance exchange. We perform certain services for the Exchange relating to the sales, underwriting and issuance of policies on behalf of the Exchange and earn a management fee for these services. The Exchange is a Pennsylvania-domiciled property/casualty insurer rated A+ (Superior) by A. M. Best. The Exchange is the 21st largest property/casualty insurer in the United States based on 2007 net premiums written for all lines of business. The Exchange and its wholly-owned subsidiary, Flagship City Insurance Company (Flagship) and our wholly-owned subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and the Erie Insurance Property and Casualty Company (EIPC), comprise the Property and Casualty Group. The Property and Casualty Group is a regional insurance group operating in 11 midwestern, mid-Atlantic, and southeastern states and the District of Columbia. The Property and Casualty Group primarily writes personal auto insurance, which comprises almost 48% of its direct premiums. Members of the Property and Casualty Group are subject to statutory regulations and are required to file reports in accordance with statutory accounting principles with the regulatory authorities. We also own 21.6% of the common stock of the Erie Family Life Insurance Company (EFL), an affiliated life insurance company; the Exchange owns the remaining 78.4%. We, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (Group).

Note 2.	Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 allows us the option to report selected financial assets and liabilities at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement bases for similar types of assets and liabilities. We have chosen to adopt the fair value option for our common stock portfolio as of January 1, 2008. These assets are currently accounted for as available-for-sale under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with unrealized gains and losses included in other comprehensive income. Upon adoption, the changes to unrealized gains and losses related to common stock will flow through the Consolidated Statements of Operations. The adoption of FAS 159 requires the unrealized gains and losses on these securities to be included in a cumulative effect adjustment to beginning retained earnings at January 1, 2008. The net impact of the cumulative effect adjustment for our common stock portfolio on January 1, 2008 is expected to increase retained earnings and reduce other comprehensive income by $11.2 million, net of tax.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities and enhances disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The statement establishes a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for fair value measurements and the effects of these measurements in the financial statements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Recent accounting pronouncements (continued)

We are currently evaluating impacts of this standard on our interim and annual footnote disclosures. However, FAS 157 does not change any of our investment valuation policies and will not have an impact on our financial position, results of operations or cash flows.

Note 3.	Significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. See also Note 17.

Principles of consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s financial statement presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

Available-for-sale securities — Fixed maturities and equity securities are classified as available-for-sale and include those securities that management intends to hold for indefinite periods, but which may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management.

Fixed maturities, consisting of bonds, notes and redeemable preferred stock, are reported at fair value. Fair values of fixed income investments are based on prices quoted in the most active market for each security or dealer quote. If quoted market prices or dealer quotes are not available, fair value is estimated based on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Premiums and discounts on mortgage-backed securities are amortized using the constant effective yield method adjusted for anticipated prepayments and the estimated economic life of the securities. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. Adjustments related to changes in prepayment assumptions are included as part of investment income.

Equity securities, which include common and nonredeemable preferred stocks, are carried at fair value based on quoted market prices.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Significant accounting policies (continued)

Interest and dividend income are recognized as earned. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to lowest yield which is included in investment income.

Unrealized holding gains and losses, net of related tax effects, on fixed maturities and preferred stock are charged or credited directly to shareholders’ equity as accumulated other comprehensive income. At December 31, 2007 we impaired all common stock securities in an unrealized loss position through the Consolidated Statements of Operations. See Note 5 for further discussion.

Limited partnerships — Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest primarily in small- to medium-sized companies. Limited partnerships are recorded using the equity method.

Realized gains and losses — Realized gains and losses on sales of investments are recognized in income based upon the specific identification method.

Other-than-temporary impairments — All investments are evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:

• the extent and duration to which fair value is less than cost;

• historical operating performance and financial condition of the issuer;

• short and long-term prospects of the issuer and its industry based on analysts’ recommendations;

• specific events that occurred affecting the issuer, including a ratings downgrade; and

• our ability and intent to hold the investment for a period of time sufficient to allow for a recovery in value.

An investment that is deemed impaired is written down to its estimated fair value. Impairment charges are included in realized losses in the Consolidated Statements of Operations.

Insurance liabilities

The liability for losses and loss adjustment expenses includes estimates for claims that have been reported and those that have been incurred but not reported, and estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate indicator of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedures, as well as external factors, such as economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

We regularly review the adequacy of our estimated loss and loss adjustment expense reserves by line of business. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Significant accounting policies (continued)

Loss reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5%. Unpaid losses and loss adjustment expenses in the Consolidated Statements of Financial Position were reduced by $5.5 million and $5.0 million at December 31, 2007 and 2006, respectively, due to discounting. The reserves for losses and loss adjustment expenses are reported net of receivables for salvage and subrogation of $6.8 million at December 31, 2007 and 2006.

Recognition of management fee revenue

We earn management fees from the Exchange for providing sales, underwriting and policy issuance services. The management fee revenue is calculated as a percentage of the direct written premium of the Property and Casualty Group. The Exchange issues policies with annual terms only. Management fees are recorded as revenue upon policy issuance or renewal, as substantially all of the services required to be performed by us have been satisfied at that time. Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.

Although we are not required to do so under the subscriber’s agreement with the Exchange, we return the management fee charged the Exchange when mid-term policy cancellations occur for the unearned premium on the policy. We estimate mid-term policy cancellations and record a related allowance which is adjusted quarterly. The effect of recording changes in this estimated allowance increased our management fee revenue by $.8 million, $1.5 million and $.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, due to changes in the allowance.

Recognition of premium revenues and losses

Insurance premiums written are earned over the terms of the policies on a pro-rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. Losses and loss adjustment expenses are recorded as incurred. Premiums earned and losses and loss adjustment expenses incurred are reflected net of amounts ceded to the Exchange on the Consolidated Statements of Operations. See also Note 16.

Recognition of service agreement revenue

Included in service agreement revenue are service charges we collect from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. Service charges, which are flat dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder.

Agent bonus estimates

Agent bonuses are based on an individual agency’s property/casualty underwriting profitability and also include a component for growth in agency property/casualty premiums if the agency’s underwriting profitability targets for our book of business are met. The estimate for agent bonuses, which are based on the performance over 36 months, is modeled on a monthly basis using actual underwriting data by agency for the two prior years combined with the current year-to-date actual data and projected underwriting data for the remainder of the current year. At December 31 of each year, we use actual data available and record an accrual based on the expected payment amount. These costs are included in the cost of management operations in the Consolidated Statements of Operations.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Significant accounting policies (continued)

Income taxes

Provisions for income taxes include deferred taxes resulting from changes in cumulative temporary differences between the tax basis and financial statement basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 4.	Earnings per share

Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. See Note 11. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. The computation of Class A diluted earnings per share reflects the potentially dilutive effect of outstanding employee stock-based awards under the long-term incentive plan and awards not yet vested related to the outside directors’ stock compensation plan. See Note 9.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock.

	For the years ended December 31,
(dollars in thousands,	2007			2006			2005
except per share data)	Allocated	Weighted	Per-	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A - Basic EPS:
Income available to Class A stockholders	$211,477	55,928,177	$3.80	$202,635	58,827,987	$3.45	$229,517	62,392,860	$3.69

Dilutive effect of stock awards	0	17,439	—	0	42,221	—	0	77,589	—

Assumed conversion of Class B shares	1,468	6,151,200	—	1,390	6,386,400	—	1,587	6,823,200	—

Class A - Diluted EPS Income available to Class A stockholders on Class A equivalent shares	$212,945	62,096,816	$3.43	$204,025	65,256,608	$3.13	$231,104	69,293,649	$3.34

Class B - Basic and diluted EPS:
Income available to Class B stockholders	$1,468	2,563	$572.98	$1,390	2,661	$524.87	$1,587	2,843	$558.34

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments

The following tables summarize the cost and fair value of available-for-sale securities at December 31, 2007 and 2006:

	December 31, 2007
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in thousands)	cost	gains	losses	fair value
Fixed maturities
U.S. treasuries and government agencies	$4,406	$272	$0	$4,678
Municipal securities	247,412	2,314	358	249,368
U.S. corporate debt	324,218	5,231	5,921	323,528
Foreign corporate debt	83,335	2,175	1,106	84,404
Mortgage-backed securities	11,565	602	38	12,129
Asset-backed securities	16,329	0	2,189	14,140

Total bonds	687,265	10,594	9,612	688,247
Redeemable preferred stock	15,223	614	678	15,159

Total fixed maturities	$702,488	$11,208	$10,290	$703,406

Equity securities
U.S. common stock	$66,449	$12,754	$0	$79,203
Foreign common stock	24,408	4,549	70	28,887
U.S. nonredeemable preferred stock	108,018	1,978	4,960	105,036
Foreign nonredeemable preferred stock	5,130	250	236	5,144

Total equity securities	$204,005	$19,531	$5,266	$218,270

	December 31, 2006
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in thousands)	Cost	gains	losses	fair value
Fixed maturities
U.S. treasuries and government agencies	$3,765	$159	$45	$3,879
Municipal securities	330,239	2,935	1,561	331,613
Foreign government	2,000	9	0	2,009
U.S. corporate debt	357,177	5,754	3,196	359,735
Foreign corporate debt	82,929	2,166	563	84,532
Mortgage-backed securities	14,611	405	295	14,721
Asset-backed securities	18,117	37	64	18,090

Total bonds	808,838	11,465	5,724	814,579
Redeemable preferred stock	21,223	1,036	100	22,159

Total fixed maturities	$830,061	$12,501	$5,824	$836,738

Equity securities
U.S. common stock	$71,932	$17,156	$785	$88,303
Foreign common stock	23,106	5,897	60	28,943
U.S. nonredeemable preferred stock	123,042	5,378	565	127,855
Foreign nonredeemable preferred stock	5,130	416	0	5,546

Total equity securities	$223,210	$28,847	$1,410	$250,647

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

The amortized cost and estimated fair value of fixed maturities at December 31, 2007, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	cost	fair value

Due in one year or less	$58,568	$57,912
Due after one year through five years	239,911	240,880
Due after five years through ten years	293,267	295,360
Due after ten years	110,742	109,254

Total fixed maturities	$702,488	$703,406

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

Fixed maturities and equity securities in a gross unrealized loss position are as follows. Data is provided by length of time securities were in a gross unrealized loss position.

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
December 31, 2007	value	losses	value	losses	value	losses	holdings
Fixed maturities
U.S. treasuries and government agencies	$353	$1	$0	$0	$353	$1	1
Municipal securities	25,268	114	32,905	244	58,173	358	29
U.S. corporate debt	81,945	3,509	72,926	2,412	154,871	5,921	101
Foreign corporate debt	20,826	769	12,051	336	32,877	1,105	22
Mortgage-backed securities	1,001	6	1,204	32	2,205	38	4
Asset-backed securities	9,770	1,559	4,370	630	14,140	2,189	10

Total bonds	139,163	5,958	123,456	3,654	262,619	9,612	167
Redeemable preferred stock	2,460	540	4,997	138	7,457	678	2

Total fixed maturities	$141,623	$6,498	$128,453	$3,792	$270,076	$10,290	169

Equity securities
Common stock	$1,584	$70	$0	$0	$1,584	$70	4
Nonredeemable preferred stock	52,801	5,103	1,956	93	54,757	5,196	28

Total equity securities	$54,385	$5,173	$1,956	$93	$56,341	$5,266	32

Quality breakdown of fixed maturities

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
December 31, 2007	value	losses	value	losses	value	losses	holdings
Investment grade	$136,565	$6,111	$118,779	$2,925	$255,344	$9,036	158
Non-investment grade	5,058	387	9,674	867	14,732	1,254	11

Total fixed maturities	$141,623	$6,498	$128,453	$3,792	$270,076	$10,290	169

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
December 31, 2006	value	losses	value	losses	value	losses	holdings
Fixed maturities
U.S. treasuries and government agencies	$1,085	$28	$787	$17	$1,872	$45	5
Municipal securities	82,131	452	71,914	1,109	154,045	1,561	73
U.S. corporate debt	62,088	458	128,732	2,738	190,820	3,196	116
Foreign corporate debt	14,738	89	18,132	474	32,870	563	18
Mortgage-backed securities	1,312	2	6,092	293	7,404	295	12
Asset-backed securities	2,526	24	4,960	40	7,486	64	4

Total bonds	163,880	1,053	230,617	4,671	394,497	5,724	228
Redeemable preferred stock	0	0	5,035	100	5,035	100	1

Total fixed maturities	$163,880	$1,053	$235,652	$4,771	$399,532	$5,824	229

Equity securities
Common stock	$11,934	$845	$0	$0	$11,934	$845	46
Nonredeemable preferred stock	13,109	295	6,277	270	19,386	565	10

Total equity securities	$25,043	$1,140	$6,277	$270	$31,320	$1,410	56

Quality breakdown of fixed maturities

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
December 31, 2006	value	losses	value	losses	value	losses	holdings
Investment grade	$163,880	$1,053	$227,361	$4,463	$391,241	$5,516	223
Non-investment grade	0	0	8,291	308	8,291	308	6

Total fixed maturities	$163,880	$1,053	$235,652	$4,771	$399,532	$5,824	229

Investment income, net of expenses, was generated from the following portfolios for the years ended December 31 as follows:

(in thousands)	2007	2006	2005

Fixed maturities	$42,547	$44,438	$50,222
Equity securities	10,619	11,222	10,847
Cash equivalents and other	2,002	2,389	2,113

Total investment income	55,168	58,049	63,182
Less: investment expenses	2,335	2,129	1,627

Investment income, net of expenses	$52,833	$55,920	$61,555

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

Following are the components of net realized gains on investments as reported in the Consolidated Statements of Operations. The 2007 fixed maturity impairment charges related to bonds in the consumer products industry. Included in the impairment charges on equity securities are $8.8 million of preferred stock impairments primarily in the finance industry. Common stock impairments were $7.0 million for the fourth quarter of 2007 and $8.5 million for the year.

In December of 2007 the company sold its interest in two limited partnership investments generating a net realized gain. There were no sales of limited partnership interests in 2006 or 2005.

(in thousands)	Years ended December 31,
	2007	2006	2005
Fixed maturities
Gross realized gains	$2,301	$4,320	$7,231
Gross realized losses	(746)	(3,289)	(3,234)
Impairment charges	(5,101)	(2,051)	(2,863)

Net realized (losses) gains	(3,546)	(1,020)	1,134

Equity securities
Gross realized gains	23,146	13,634	19,517
Gross realized losses	(7,912)	(6,888)	(3,465)
Impairment charges	(17,356)	(4,391)	(1,566)

Net realized (losses) gains	(2,122)	2,355	14,486

Limited partnerships
Gross realized gains	538	0	0
Gross realized losses	(62)	0	0

Net realized gains	476	0	0

Net realized (losses) gains on investments	$(5,192)	$1,335	$15,620

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

Change in difference between fair value and cost of investments:

(in thousands)	Years ended December 31,

	2007	2006	2005
Fixed maturities	$(5,759)	$(3,213)	$(25,342)
Equity securities	(13,172)	10,551	(9,940)

	(18,931)	7,338	(35,282)
Deferred taxes on unrealized (losses) gains of fixed maturities and equity securities	6,626	(2,568)	12,349

Change in net unrealized (losses) gains	$(12,305)	$4,770	$(22,933)

Our limited partnerships are classified into three primary categories based upon the unique investment characteristic of each: private equity, mezzanine debt and real estate. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. The fair value amounts for our private equity and mezzanine debt partnerships are based on the financial statements of the general partners, who use various methods to estimate fair value including the market approach, income approach and/or the cost approach. The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities. Such valuation techniques often use market multiples derived from a set of comparables. The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is derived from the amount that is currently required to replace the service capacity of an asset. If information becomes available that would impair the cost of these partnerships, then the general partner would generally adjust to the net realizable value.

For real estate limited partnerships, the general partners record these at fair value based on an independent appraisal or internal valuations of fair value.

We perform various procedures in review of the general partners’ valuations, and while we generally rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements where appropriate. As there is no ready market for these investments, they have the greatest potential for variability. This variability is mitigated through diversification of the portfolio into a varied number of partnerships. Unrealized gains and losses for these investments are reflected in the equity in earnings on limited partnerships in our Consolidated Statements of Operations as is appropriate under equity method accounting. At December 31, 2007 realized equity in earnings from our limited partnerships as reported in the Consolidated Statements of Operations accounted for 12% of our pre-tax income while unrealized equity in earnings from our partnerships, based on valuations provided by the general partners, accounted for 7% of pre-tax income. While we do not exert significant influence over any of these partnerships, it is because we account for them under the equity method of accounting that we are providing summarized financial information in the following table for the years ended December 31, 2007 and 2006. Amounts provided in the table are presented using the latest available financial statements received from the partnerships.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

	Recorded by Erie Indemnity Company
	as of December 31, 2007
			Income (loss)
			recognized
			due to
			valuation	Net
			adjustments	income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for the Erie Insurance Group	partnerships	recorded	partnerships	recorded
			(dollars in thousands)

Private equity:
Less than 10%	35	$92,077	$7,468	$12,541
Greater than or equal to 10% but less than 50%	7	10,708	1,449	1,566
Greater than or equal to 50%	1	3,831	0	(76)

Total private equity	43	106,616	8,917	14,031
Mezzanine debt:
Less than 10%	13	30,841	109	3,446
Greater than or equal to 10% but less than 50%	3	10,493	(1,396)	3,243
Greater than or equal to 50%	1	3,533	207	926

Total mezzanine debt	17	44,867	(1,080)	7,615
Real estate:
Less than 10%	19	88,426	8,841	14,246
Greater than or equal to 10% but less than 50%	9	29,707	3,357	1,293
Greater than or equal to 50%	7	22,887	2,387	83

Total real estate	35	141,020	14,585	15,622

Total limited partnerships	95	$292,503	$22,422	$37,268

In 2007 we sold our interest in two limited partnerships and completed our commitment in four of our limited partnerships thus reducing our number of partnerships from 101 in 2006 to 95 at December 31, 2007.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

	Recorded by Partnerships
	as of December 31, 2007
			Income (loss)
			recognized
			due to
			valuation
			adjustments
Investment percentage of partnership	Total	Total	by the	Net income
for the Erie Insurance Group	assets	liabilities	partnerships	(loss)
	(dollars in thousands)

Private equity:
Less than 10%	$24,802,587	$558,874	$303,611	$2,836,059
Greater than or equal to 10% but less than 50%	416,487	2,232	65,969	3,836
Greater than or equal to 50%	10,349	25	0	(229)

Total private equity	25,229,423	561,131	369,580	2,839,666
Mezzanine debt:
Less than 10%	4,284,587	366,896	(95,681)	470,929
Greater than or equal to 10% but less than 50%	434,269	159,209	(34,872)	84,384
Greater than or equal to 50%	204,909	233	3,855	32,947

Total mezzanine debt	4,923,765	526,338	(126,698)	588,260
Real estate:
Less than 10%	23,626,981	14,153,607	766,150	629,172
Greater than or equal to 10% but less than 50%	1,106,697	401,752	15,824	49,592
Greater than or equal to 50%	260,058	140,389	9,234	2,108

Total real estate	24,993,736	14,695,748	791,208	680,872

Total limited partnerships	$55,146,924	$15,783,217	$1,034,090	$4,108,798

The Company’s investments in the limited partnerships held at December 31, 2007 and 2006 have aggregate assets, liabilities, valuation adjustments and net income (loss) from the most recently available financial statements received from the partnerships, which in most cases are unaudited financial statements as of September 30, 2007.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

	Recorded by Erie Indemnity Company
	as of December 31, 2006
			Income (loss)
			recognized
			due to
			valuation	Net
			adjustments	income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for the Erie Insurance Group	partnerships	recorded	partnerships	recorded
			(dollars in thousands)

Private equity:
Less than 10%	38	$71,216	$8,386	$9,237
Greater than or equal to 10% but less than 50%	6	8,453	(149)	1,240
Greater than or equal to 50%	1	2,795	0	(49)

Total private equity	45	82,464	8,237	10,428
Mezzanine debt:
Less than 10%	13	26,250	169	3,988
Greater than or equal to 10% but less than 50%	3	7,799	505	357
Greater than or equal to 50%	1	5,722	(76)	524

Total mezzanine debt	17	39,771	598	4,869
Real estate:
Less than 10%	22	67,840	5,882	9,284
Greater than or equal to 10% but less than 50%	10	36,590	1,127	1,377
Greater than or equal to 50%	7	4,281	0	(36)

Total real estate	39	108,711	7,009	10,625

Total limited partnerships	101	$230,946	$15,844	$25,922

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

	Recorded by Partnerships
	as of December 31, 2006
			Income (loss)
			recognized
			due to
			valuation
			adjustments	Net
Investment percentage of partnership	Total	Total	by the	income
for the Erie Insurance Group	assets	liabilities	partnerships	(loss)
	(dollars in thousands)

Private equity:
Less than 10%	$17,976,053	$553,372	$1,655,077	$1,976,202
Greater than or equal to 10% but less than 50%	351,278	1,425	26,755	7,844
Greater than or equal to 50%	5,992	25	0	(150)

Total private equity	18,333,323	554,822	1,681,832	1,983,896
Mezzanine debt:
Less than 10%	3,239,894	175,104	49,383	132,642
Greater than or equal to 10% but less than 50%	336,363	378,345	17,496	14,074
Greater than or equal to 50%	41,958	18,364	(357)	2,615

Total mezzanine debt	3,618,215	571,813	66,522	149,331
Real estate:
Less than 10%	16,832,702	6,307,387	299,053	281,569
Greater than or equal to 10% but less than 50%	1,053,175	400,245	(4,299)	19,244
Greater than or equal to 50%	244,242	139,798	0	1,032

Total real estate	18,130,119	6,847,430	294,754	301,845

Total limited partnerships	$40,081,657	$7,974,065	$2,043,108	$2,435,072

See also Note 19 for investment commitments related to limited partnerships.

We participate in a program whereby marketable securities from our investment portfolio are lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral initially equal to 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the fair value of the securities loaned. The fair value of the securities on loan to each borrower is monitored daily by the third-party custodian and the borrower is required to deliver additional collateral if the fair value of the collateral falls below 100% of the fair value of the securities on loan.

We had loaned securities included as part of our invested assets with a fair value of $29.4 million and $22.1 million at December 31, 2007 and 2006, respectively. We have incurred no losses on the securities lending program since the program’s inception.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Investments (continued)

Cash equivalents are principally comprised of investments in bank money market funds and approximate fair value.

Effective February 1, 2008, we have available a $50 million line of credit with a bank, under which there have been no borrowings. Bonds with a value of $62.5 million are held as collateral on the line as of February 1, 2008.

Note 6.	Comprehensive income

The components of changes to comprehensive income follow for the years ended December 31:

(in thousands)
	2007	2006	2005

Unrealized (loss) gain on securities:
Gross unrealized holding (losses) gains on investments arising during year	$(22,772)	$8,723	$(41,199)
Reclassification adjustment for gross losses (gains) included in net income	5,192	(1,335)	(15,620)

Unrealized holding (losses) gains excluding realized losses (gains), gross	(17,580)	7,388	(56,819)
Income tax benefit (expense) related to unrealized (losses) gains	6,153	(2,584)	19,886

Net unrealized holding (losses) gains on investments arising during year	(11,427)	4,804	(36,933)
Postretirement plans:
Amortization of prior service cost	342	0	0
Amortization of actuarial loss	1,409	0	0
Net actuarial gain during year	18,440	0	0
Losses due to plan changes during year	(1,334)	0	0
Curtailment/settlement gain arising during year	5,839	0	0

Postretirement benefits, gross	24,696	0	0
Income tax expense related to postretirement benefits	(8,643)	0	0

Postretirement plans, net	16,053	0	0

Minimum pension liability adjustment, net of tax	0	0	3

Change in other comprehensive income, net of tax	$ 4,626	$4,804	$(36,930)

We adopted FAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006. Net unrecognized actuarial losses and unrecognized prior service costs were recognized as an adjustment to accumulated other comprehensive income at adoption. See also Note 8.

The components of accumulated other comprehensive income, net of tax, as of December 31 are as follows:

(in thousands)	2007	2006

Accumulated net appreciation of investments	$15,058	$26,485
Accumulated net losses associated with post-retirement benefits	(5,010)	(21,063)

Accumulated other comprehensive income	$10,048	$ 5,422

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Equity in Erie Family Life Insurance

EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s common shares outstanding accounted for using the equity method of accounting. Our share of EFL’s undistributed earnings included in retained earnings as of December 31, 2007 and 2006, totaled $59.1 million and $55.9 million, respectively.

The following presents condensed financial information for EFL on a U.S. GAAP basis:

(in thousands)	2007	2006	2005

Revenues	$147,871	$155,989	$148,876
Benefits and expenses	125,091	121,531	124,561
Income before income taxes	22,780	34,458	24,315
Net income	14,876	21,555	16,539
Comprehensive income (loss)	9,128	10,367	(7,242)
Dividends paid to shareholders	0	4,158	8,316

	As of December 31,
(in thousands)	2007	2006

Investments	$1,511,319	$1,488,846
Total assets	1,744,704	1,737,353
Liabilities	1,471,317	1,473,094
Accumulated other comprehensive (loss) income	(1,465)	4,283
Total shareholders’ equity	273,387	264,259

Our share of EFL’s unrealized depreciation of investments, net of tax, reflected in EFL’s shareholders’ equity, is $0.3 million at December 31, 2007. Our share of EFL’s unrealized appreciation of investments, net of tax, reflected in EFL’s shareholders’ equity, is $0.9 million at December 31, 2006. EFL’s Board of Directors voted to cease paying dividends effective with the second quarter of 2006 as all shares are now owned by affiliated entities. However, the Board of Directors could decide to declare shareholder dividends in the future. Dividends paid to us totaled $0.9 million and $1.8 million for each of the years ended December 31, 2006 and 2005. See Note 15 regarding the tender offer transaction made by the Erie Insurance Exchange for EFL’s shares during the second quarter of 2006.

Note 8.	Postretirement benefits

Pension and retiree health benefit plans

The liabilities for the plans described in this note are presented in total for all employees of the Group. The gross liability for the pension and retiree health benefit plans is presented in the Consolidated Statements of Financial Position as employee benefit obligations. A portion of annual expenses related to the pension and retiree health benefit plans are allocated to related entities within the Group as incurred. We are reimbursed approximately 51% of the net periodic benefit cost for the pension plans and post retirement health plans by the Exchange and EFL.

Our pension plans consist of: 1) a noncontributory defined benefit pension plan covering substantially all employees, 2) an unfunded supplemental retirement plan for certain members of the Erie Insurance Group retirement plan for employees (SERP) for executive and senior management and 3) an unfunded pension plan (discontinued in 1997) for certain outside directors. The pension plans provide benefits to covered individuals satisfying certain age and service

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Postretirement benefits (continued)

requirements. The defined benefit pension plan and SERP provide benefits through a final average earnings formula and a percent of average monthly compensation formula, respectively. The benefit provided under the pension plan for outside directors equals the annual retainer fee at the date of retirement.

We previously provided retiree health benefits in the form of medical and pharmacy health plans for eligible retired employees and eligible dependents. Effective May 1, 2006, the retiree health benefit plan was curtailed by an amendment that restricts eligibility to those who attain age 60 and 15 years of service on or before July 1, 2010. As a result, a one-time curtailment benefit was recognized during 2006.

Our affiliated entities are charged an allocated portion of net periodic benefit costs under the benefit plans as incurred. We pay the obligations when due for those benefit plans that are unfunded. Cash settlements of amounts due from affiliated entities are not made until there is a payout under one of these plans. For our funded pension plan, amounts are settled in cash throughout the year for related entities’ share of net periodic benefit costs. Amounts due from affiliates for obligations under unfunded plans are included in reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses until such time as payments are made to participants in the plan.

On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 required us to recognize the funded status of our postretirement plans in the December 31, 2006 Consolidated Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plans’ funded status in our Consolidated Statements of Financial Position. Future actuarial gains and losses that are not recognized as net periodic pension cost in the same periods are recognized as a component of other comprehensive income. These amounts are subsequently adjusted as they are recognized pursuant to the recognition and amortization provisions of FAS 87, “Employers’ Accounting for Pensions.”

Net actuarial losses and prior service costs, each in the amount of $.3 million, were amortized to other comprehensive income in 2007 for pension and retiree health benefits. Net actuarial gains arising during the year totaled $18.4 million. Curtailment and settlement gains in the SERP of $5.8 million resulted primarily from three retirees being paid in 2007. Losses due to plan changes of $1.3 million were due to five new participants in the SERP effective January 1, 2007.

Included in accumulated other comprehensive income for pension and retiree health benefits at December 31, 2007, are unrecognized actuarial losses of $4.6 million and unrecognized prior service costs of $3.1 million that have not yet been recognized in net periodic benefit cost. Prior service costs included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008, are $.3 million.

Pension benefit plans

The following tables set forth change in benefit obligation, plan assets and funded status of the pension plans as well as the net periodic benefit cost.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Postretirement benefits (continued)

Pension benefits for the years ended December 31,

(in thousands)	2007	2006	2005
Change in benefit obligation
Benefit obligation at beginning of period	$274,044	$284,977	$241,641
Service cost	14,122	16,359	14,564
Interest cost	16,765	16,388	14,576
Amendments	1,334	0	221
Actuarial (gain) loss	(20,319)	(39,775)	15,603
Benefits paid	(10,175)	(3,905)	(1,628)

Benefit obligation at end of period	$275,771	$274,044	$284,977

Change in plan assets
Fair value of plan assets at beginning of period	$254,249	$220,509	$203,071
Actual return on plan assets	22,157	27,871	18,996
Employer contributions	14,849	8,105	—
Benefits paid	(2,931)	(2,236)	(1,558)

Fair value of plan assets at end of period	$288,324	$254,249	$220,509

Accumulated benefit obligation, December 31	$199,604	$185,284	$181,334

Amounts recognized in accumulated other comprehensive income, before tax
Net actuarial loss	$4,355	$28,830	—
Prior service cost	3,316	3,007	—

Net amount recognized	$7,671	$31,837	—

Assumptions used to determine benefit obligations at period end
Employee pension plan:
Discount rate	6.62%	6.25%	5.75%
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.25 *	4.25 *	4.75 *
SERP:
Discount rate	6.62	6.25	5.75
Rate of compensation increase	6.00	6.00-7.25	6.00-7.25
Reconciliation of funded status
Funded status	$12,553	$7,108	$(64,468)
Unrecognized net actuarial loss	0	0	82,699
Unrecognized prior service cost	0	0	3,463

Net amount recognized	$12,553	$7,108	$21,694

Amounts recognized in Consolidated Statements of Financial Position
Pension plan asset (defined benefit plan)	$32,460	$7,108	$38,720
Accrued benefit liability	(19,906)	(26,903)	(17,226)
Intangible asset (SERP)	0	0	140
Accumulated other comprehensive income, net of tax	4,986	20,696	60

Net amount recognized	$17,540	$ 901	$21,694

Components of net periodic benefit cost
Service cost	$14,122	$16,359	$14,564
Interest cost	16,765	16,388	14,576
Expected return on plan assets	(21,028)	(18,514)	(17,382)
Amortization of prior service cost	493	455	700
Recognized net actuarial loss	1,408	4,737	3,595
Curtailment cost	532 **	0	0
Settlement cost	1,619 **	0	0

Net periodic benefit expense before allocation to affiliates	$13,911	$19,425	$16,053

* Rate of compensation increase is age-graded. An equivalent single compensation increase rate of 4.25% in both 2007 and 2006 and 4.75% in 2005 would produce similar results.
**In December 2007, employment agreements for certain members of executive management were signed and incorporated a payment in full of accrued SERP benefits in a lump sum in December 2008, after which time no additional SERP benefits will accrue for them. SERP benefits remain in effect for other senior management. Additionally, the final SERP benefit for our former president and chief executive officer, who resigned in August 2007, will be settled with a lump sum payment in April 2008. These plan changes resulted in a $.5 million curtailment in the 2007 net periodic benefit expense. The settlement cost of $1.6 million in 2007 relates to the annuity purchases and lump sum payouts made to three participants who had retired in 2006.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Postretirement benefits (continued)

Assumptions used to determine net periodic benefit cost
	2007		2006		2005

Employee pension plan:
Discount rate	6.25%		5.75%		6.00%
Expected return on plan assets	8.25		8.25		8.25
Rate of compensation increase	4.25	*	4.25	*	4.75	*
SERP:
Discount rate	6.25		5.75		6.00
Rate of compensation increase	6.00-7.25		6.00-7.25		6.00-7.25

The discount rate used to determine net periodic pension benefit cost for 2008 will be 6.62% compared to 6.25% used for 2007. We determined the rate based on a bond-matching study that compared projected pension plan benefit flows to the cash flows from a comparable portfolio of fixed maturity instruments rated AA- or better with a duration similar to plan liabilities. The employee pension plan’s expected long-term rate of return on assets is based on historical long-term returns for the asset classes included in the employee pension plan’s target asset allocation.

The 2007 actuarial gain was primarily due to a change in the discount rate assumption used to estimate the future benefit obligation from 6.25% in 2006 to 6.62% in 2007. The 2006 actuarial gain was primarily due to a change in the discount rate assumption used to estimate the future benefit obligation from 5.75% in 2005 to 6.25% in 2006, and actual return on plan assets significantly exceeding estimates.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Postretirement benefits (continued)

  Pension benefits for the years ended December 31,

(in thousands)	2007		2006	2005

Expected future cash flows
1st Year following the disclosure date	$16,740	*	$7,951	$2,425
2nd Year following the disclosure date	4,791		3,973	3,164
3rd Year following the disclosure date	5,835		4,893	4,087
4th Year following the disclosure date	6,919		6,035	5,039
5th Year following the disclosure date	8,315		7,161	6,216
Years 6 through 10 following disclosure date	66,867		59,942	53,062
Pension plan asset allocations (employee pension plan)
Equity securities	63.3%		64.1%	62.5%
Debt securities	36.2%		35.9%	36.7%
Due in one year	0.0%		34.6%	35.9%
Due beyond one year	36.2%		1.3%	0.8%
Other	0.5%		0.0%	0.8%
Total	100.0%		100.0%	100.0%
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$19,906		$26,903	$30,365
Accumulated benefit obligation	16,119		12,181	17,226
* In accordance with the current employee agreements, certain members of executive management will be paid their full SERP benefits in a lump sum payment in December 2008, after which time no additional SERP benefits will accrue for them.

Our policy, beginning in 2007, is to fund the employee pension plan for an amount at least equal to the IRS minimum required contribution in accordance with the Pension Protection Act of 2006. As our financial condition allows, we will consider additional contributions to the plan in any given year. For 2008, the expected contribution amount is almost $16.0 million, which exceeds the minimum required contribution.

The Plan assets previously included shares of our Class A common stock and shares of EFL common stock, both of which were sold during 2006. At December 31, 2005, plan assets included 60,000 shares of our Class A common stock with a fair value of $3.2 million (1.5% of total plan assets) and 69,750 shares of EFL common stock with a fair value of $1.9 million (0.9% of total plan assets). Dividends paid to the Plan on our Class A common stock were less than $0.1 million in each of the years 2006 and 2005. Dividends paid to the Plan on EFL common stock were also less than $0.1 million in each of the years 2006 and 2005.

The employee pension plan’s investment strategy is based on an understanding that 1) equity investments are expected to outperform debt investments over the long-term, 2) the potential volatility of short-term returns from equities is acceptable in exchange for the larger expected long-term returns and 3) a portfolio structured across investment styles and markets (both domestic and foreign) reduces volatility. As a result, the employee pension plan’s asset allocation will include a broadly diversified allocation among equity, debt and other investments. The policy asset allocation targets allow for assets to be invested between 40% to 65% in equity securities, 35% to 60% in debt securities and 0% to 5% in other investments.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Postretirement benefits (continued)

Retiree health benefit plan

   Retiree health benefits for the years ended December 31,

(in thousands)	2007	2006		2005
Change in benefit obligation:
Benefit obligation at beginning of period	$10,297	$20,035		$12,628
Service cost	38	516		1,259
Interest cost	539	753		968
Amendments	0	(369)		(290)
Actuarial (gain) loss	(680)	(690)		6,108
Benefits paid	(642)	(965)		(638)
Impact due to curtailment	0	(8,983)		0

Benefit obligation at end of period	$9,552	$10,297		$20,035

Amounts recognized in accumulated other comprehensive income, before tax
Net actuarial loss	$276	$956		--
Prior service credit	(237)	(389)		--

Net amount recognized	$39	$567		--

Assumptions used to determine benefit obligations at period end
Discount rate	5.83%	5.75-6.00%	*	5.75%
Health care cost trend rate assumed for next year	9.00	10.00		10.00
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00	5.00		5.00
Year that rate reaches the ultimate trend rate	2012	2012		2011
Reconciliation of funded status
Funded status	$(9,552)	$(10,297)		$(20,035)
Unrecognized net actuarial loss	0	0		9,055
Unrecognized prior service cost	0	0		(1,253)

Net amount recognized as accrued benefit liability	$(9,552)	$(10,297)		$(12,233)

Amounts recognized in Consolidated Statements of Financial Position
Accrued benefit liability	$9,552	$10,297		$12,233

Accumulated other comprehensive loss, net of tax	$24	$368		--

Components of net periodic benefit cost
Service cost	$38	$516		$1,259
Interest cost	539	753		968
Amortization of prior service cost	(152)	(45)		(108)
Recognized net actuarial loss	0	129		326

Net periodic benefit expense	$425	$1,353		$2,445

Assumptions used to determine net periodic benefit cost for periods
Discount rate	5.75%	5.75%		6.00%
* In the second quarter of 2006, we terminated our retiree health benefit plan resulting in the re-measurement of the current year net periodic benefit cost using a July 1 service date. Qualifying employees will be gradually phased out of the plan through 2010. Employees who have not met the qualifying criteria by July 1, 2010, will not be eligible for any benefit. As required when a significant plan change occurs, the discount rate assumption was re-evaluated which resulted in an increase from 5.75% to 6.00% at the re-measurement date to reflect current market rates. As a result of the curtailment, a one-time benefit of $2.9 million was realized in 2006, the net benefit of which was $1.4 million to us, after allocation to affiliates. This one-time curtailment benefit is not reflected in the net periodic benefit cost above.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Postretirement benefits (continued)

Until eligibility for the benefit fully terminates in 2010, the annual reduction to our expense as a result of our 2006 plan curtailment is expected to be approximately $1.3 million net of allocation to affiliates.

The retiree health benefit plan’s actuarial gains in 2007 and 2006 resulted from changes in the discount rate assumption.

The December 31, 2007, accumulated retiree health benefit obligation was based on a 9.0% increase for 2008 over the cost of covered health care benefits during 2007. A 100-basis point change in assumed health care cost trend rates would have the following effects:

	2007	2006	2005
Effect of 100-basis point increase on:
Period end retiree health benefit obligation	$24	$167	$387
Total of service and interest cost components	410	525	2,970

Effect of 100-basis point decrease on:
Period end retiree health benefit obligation	$(23)	$(142)	$(322)
Total of service and interest cost components	(393)	(500)	(2,520)

   Retiree Health Benefits for the years ended December 31,

(in thousands)	2007	2006		2005
Expected future cash flows:
Expected benefit payments:
1st year following the disclosure date	$1,023	$760		$410
2nd year following the disclosure date	1,484	1,096		482
3rd year following the disclosure date	1,837	1,561		542
4th year following the disclosure date	2,001	1,825		759
5th year following the disclosure date	1,885	2,024		1,001
Years 6 through 10 following disclosure date	3,458	5,595	*	7,662
* The expected benefit payments as of December 31, 2006, reflect the change in coverage to include five years of benefits regardless of a participant’s age on the date of retirement. The 2005 benefit payments were based on fewer years of coverage per participant, as the benefit was calculated from the age of retirement to 65, which could have been less than five years.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Postretirement benefits (continued)

Employee savings plan

We have a qualified 401(k) savings plan for our employees. Eligible participants are permitted to make contributions to the plan up to the Internal Revenue Service limit. We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation. All full-time and regular part-time employees are eligible to participate in the plan. Matching contributions paid to the plan were $8.0 million, $7.9 million and $7.7 million in 2007, 2006 and 2005, respectively, before reimbursements from affiliates. Matching contributions after reimbursements from affiliates were $3.4 million in each of the years 2007 and 2006 and $3.2 million in 2005. Employees are permitted to invest the employer-matching contributions in our Class A common stock and may sell the shares at any time without restriction. The plan acquires shares in the open market necessary to meet the obligations of the plan. Plan participants held 0.1 million of our Class A shares at December 31, 2007, 2006 and 2005. Effective January 1, 2007, all full-time and regular part-time employees are eligible to participate in a Roth 401(k) in lieu of the traditional 401(k). The employer-matching provisions are the same as our current 401(k) plan described above. Liabilities for the 401(k) plan are presented in the Consolidated Statements of Financial Position as accounts payable and accrued expenses.

Note 9.	Incentive plans and deferred compensation

We have separate annual and long-term incentive plans for our executive and senior management and regional vice presidents. We also make available several deferred compensation plans for executive and senior management and certain outside directors.

Annual incentive plan

The annual incentive plan is a bonus plan that annually pays cash bonuses to our executive, senior and regional vice presidents.

Beginning in 2004, the incentives under the annual incentive plan are based on the achievement of certain predetermined performance targets. These targets are established by the Executive Compensation and Development Committee of the Board and can include various financial measures. Incentives for the 2007 plan were based on measures specific to each member of executive and senior management, primarily on adjusted operating ratio and growth in submitted applications of the Property and Casualty Group, as defined in the plan. Incentives for the 2006 plan were based primarily on adjusted operating ratio and growth in direct written premiums of the Property and Casualty Group, as defined in the plan. The 2005 incentives were based on the adjusted operating ratio and the growth in direct written premiums of the Property and Casualty Group.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Incentive plans and deferred compensation (continued)

The cost of the plan is charged to operations as the compensation is earned over the performance period of one year. Earned amounts are allocated to related entities as incurred and settled in cash once the payout is made. The amount charged to expense for the annual incentive plan bonus before allocation to affiliates was $2.2 million, $2.7 million and $4.1 million for 2007, 2006 and 2005, respectively. After allocation to affiliates, our expense was $1.5 million, $1.8 million and $2.8 million for 2007, 2006 and 2005, respectively.

Long-term incentive plan

The long-term incentive plan (LTIP) is a restricted stock award plan designed to reward executive, senior and regional vice presidents who can have a significant impact on our performance with long-term compensation that is settled in Class A Company stock.

Pre-2004 Plan — Prior to 2004, awards were determined based on the achievement of predetermined financial performance goals for actual growth in our retained earnings.

At December 31, 2007, 2006 and 2005, the unvested outstanding restricted shares under the pre-2004 LTIP plan totaled 12,535 shares, 37,716 shares and 73,471 shares, respectively. The average grant price for the 2003-2005 performance period was $52.65. The change in fair value of stock from the date of award under the LTIP and the balance sheet date is charged or credited to operations.

The following table shows the number of shares awarded and not yet vested at December 31, 2007. There were no forfeitures in any of the performance periods presented.

Pre-2004 long-term	Weighted average	Number
incentive plan	grant price	of shares

2003-2005 performance period
Awarded	$52.49	39,870
Shares vested		27,335

Restricted shares not yet vested at December 31, 2007		12,535

Post-2004 Plan — Beginning in 2004, the LTIP award is based on the level of achievement of objective measures of performance over a three-year period as compared to a peer group of property/casualty companies that write predominately personal lines insurance. The 2007, 2006 and 2005 awards were based on the adjusted combined ratio and the growth in direct written premiums and total return on invested assets as defined by the Erie Insurance Group compared to the same performance measures of a peer group of companies. Because the award is based on a comparison to results of a peer group over a three-year period, the award accrual is based on estimates of results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.

We cannot issue new stock or stock from treasury to settle the compensation award obligations under the LTIP, but instead must purchase our stock on the open market. The restricted stock awards are granted at the beginning of a three-year performance period. The maximum number of shares which may be earned under the plan by any single participant during any one calendar year is limited to 250,000 shares. The aggregate number of Class A common stock that may be issued

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Incentive plans and deferred compensation (continued)

pursuant to awards granted under the LTIP is 1.0 million shares. A liability is recorded and compensation expense is recognized ratably over the performance period. Stock awards are considered vested at the end of the performance period.

At December 31, 2007, the awards for the 2005—2007 performance period were fully vested in accordance with the post-2004 LTIP plan. The awards for this performance period will be calculated upon receipt of final financial information for the peer group. The estimated award based on the peer group information as of September 30, 2007, is 116,079 shares. The grant price will be the average of the high and low stock price on the date the award is paid. Our stock price as of January 31, 2008, was $50.63.

Earned amounts are allocated to related entities and settled in cash once the payout is made. The after-tax compensation cost charged to operations for these restricted stock awards was $3.8 million, $5.8 million and $3.9 million for the years ending December 31, 2007, 2006 and 2005, respectively, after allocation to affiliates.

Deferred compensation plans

The deferred compensation plans are arrangements for our executive, senior and regional vice presidents whereby the participants can elect to defer receipt of a portion of their compensation until a later date. Those participating in the plans select hypothetical investment funds for their deferrals and are credited with the hypothetical returns generated. Supplemental employee contributions to the deferred compensation plan are deferrals that cannot be credited to our tax-qualified 401(k) plan because they exceed the annual contribution or compensation limits of that plan. Supplemental employee contributions in the deferred compensation plan are credited with a company-matching contribution using the same formula as in our 401(k) plan. The deferred compensation plan for directors allows them to defer receipt of a portion of their director and meeting fees until a later date. Directors participating in the plan select hypothetical investment funds for their deferrals and are credited with the hypothetical returns generated.

The awards, payments, deferrals and liabilities under the deferred compensation, annual and long-term incentive plans for officers and directors were as follows for the years ended December 31. The gross liabilities are presented separately in the Consolidated Statements of Financial Position, while allocations to affiliates are included in reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses until such time as payments are made to participants under the plan.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Incentive plans and deferred compensation (continued)

(in thousands)	2007	2006	2005

Plan awards, employer match and hypothetical earnings
Long-term incentive plan awards	$6,672	$7,220	$5,814
Annual incentive plan awards	2,263	2,747	4,145
Deferred compensation plan, employer match and hypothetical earnings	1,896	1,872	1,188

Total plan awards and earnings	$10,831	$11,839	$11,147

Total plan awards paid	$14,949	$6,263	$6,088

Compensation deferred under the plans	$397	$445	$496

Distributions from the deferred compensation plans	(2,493)	(755)	(177)
Gross incentive plan and deferred compensation liabilities	23,499	29,713	24,447
Allocation to affiliates	4,462	5,408	5,079

Net incentive plan and deferred compensation liabilities	$19,037	$24,305	$19,368

Our former president and chief executive officer resigned in August 2007. A Post-Employment Agreement (Agreement) was entered into on December 27, 2007 which provided separation pay of $4.5 million that was paid on December 31, 2007. Our share of this payment was $2.9 million.

The Agreement also stated the manner in which other deferred compensation and employee benefit obligations would be settled. As a result of the agreement terms, an additional $0.6 million was recorded for amounts not previously accrued, of which our share of $0.4 million is included in deferred compensation on the Statement of Financial Position. Most deferred compensation and employee benefit obligations related to this Agreement will be paid by April 2008. The long-term incentive plan awards will be issued in 2008 and 2009.

Stock compensation plan for outside directors

We have a stock compensation plan for our outside directors. The purpose of this plan is to further align the interests of directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are reinvested into each director’s account with additional shares of our Class A common stock. The annual charge related to this plan, net of allocation to affiliates, totaled $0.7 million, $0.6 million and $0.4 million for 2007, 2006 and 2005, respectively.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)	2007	2006	2005

Federal income taxes:
Current	$96,045	$90,021	$112,655
Deferred	3,092	9,034	(922)

Total	$99,137	$99,055	$111,733

Fluctuations in 2007 and 2006 deferred income tax expense resulted primarily from adjustments to the basis of certain limited partnership investments.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rates to pre-tax income is as follows for the years ended December 31:

(in thousands)	2007	2006	2005

Income tax at statutory rates	$108,209	$104,580	$118,810
Tax-exempt interest	(4,391)	(4,739)	(4,013)
Dividends received deduction	(2,640)	(2,614)	(2,727)
Other, net	(2,041)	1,828	(337)

Provision for income taxes	$99,137	$99,055	$111,733

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income taxes (continued)

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows for the years ended December 31:

(in thousands)	2007	2006

Deferred tax assets
Loss reserve discount	$5,495	$5,572
Unearned premiums	7,193	7,193
Net allowance for service fees and premium cancellations	2,563	2,701
Other employee benefits	8,475	9,975
Pension and other postretirement benefits	0	512
Write-downs of impaired securities	9,109	2,709
Other	2,349	2,183

Total deferred tax assets	$35,184	$30,845

Deferred tax liabilities
Deferred policy acquisition costs	$5,645	$5,669
Unrealized gains on investments	8,164	13,599
Pension and other postretirement benefits	9,835	0
Equity interest in EFL	4,129	3,910
Limited partnerships	14,863	9,110
Depreciation	1,236	2,639
Prepaid expenses	3,606	0
Other	2,304	4,261

Total deferred tax liabilities	$49,782	$39,188

Net deferred income tax liability	$14,598	$8,343

The change in pension and other benefits to a deferred tax liability position in 2007 compared to a deferred tax asset position in 2006 was primarily due to the current year FAS 158 adjustments (Note 8).

In 2006 for tax reporting purposes, we elected to recognize allowable deductions of prepaid expenses that will be paid within the next twelve months resulting in a deferred tax liability related to prepaid expenses of $3.6 million in 2007.

On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” under which we identified two income tax positions that would be considered uncertain under this guidance in the first quarter of 2007 for which a liability for current income taxes payable and a temporary tax difference were recognized, that when considered net, had no impact on our financial position. In the second quarter of 2007, new information became available from the taxing authority that resulted in one of our uncertain tax positions becoming certain. As such the current and deferred tax estimates were relieved. We recognize interest related to our remaining uncertain tax position in income tax expense. We have $0.3 million accrued for the estimated interest on our unrecognized tax benefit at December 31, 2007. The IRS has examined tax filings through 2002 and is currently examining our federal income tax returns for 2003 and 2004. We do not currently estimate that our unrecognized tax benefits will change significantly in the next 12 months.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income taxes (continued)

We, as a corporate attorney-in-fact for a reciprocal insurer, are not subject to state corporate taxes, as the Property and Casualty Group pays gross premium taxes in lieu of those taxes.

Note 11.	Capital stock

Class A and B shares

Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares for each Class B share. In 2007, 22 Class B shares were converted to 52,800 Class A shares, of which 20 of the Class B shares converted were part of a $99.0 million repurchase of 1.9 million shares from the F. William Hirt Estate. F. William Hirt, former Chairman of the Board of the Company, passed away in July 2007. The Hirt repurchase was authorized by the Board of Directors separate from the current repurchase plan. During 2006, 260 Class B shares were converted to 624,000 Class A shares as part of a $106.0 million repurchase of 1.8 million shares from the Black Interest Limited Partnership.

There is no provision for conversion of Class A shares to Class B shares and Class B shares surrendered for conversion cannot be reissued. Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock. We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock. Sole voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common stock to vote as a class in regards to any changes in the rights, preferences and privileges attaching to Class A common stock.

Stock repurchase plan

A stock repurchase program was authorized for our outstanding Class A common stock beginning January 1, 2004. In September 2007, our Board of Directors approved a continuation of the current stock repurchase program for an additional $100 million through December 31, 2008. Treasury shares are recorded in the Consolidated Statements of Financial Position at cost. Shares repurchased under this plan totaled 2.6 million at a total cost of $137.7 million during 2007. Cumulative shares repurchased under this plan through 2007 totaled 9.6 million at a total cost of $508.0 million.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Unpaid losses and loss adjustment expenses

The following table provides a reconciliation of beginning and ending loss and loss adjustment expense liability balances for our wholly-owned property/casualty insurance subsidiaries for the years ended December 31:

(in thousands)	2007	2006	2005
Total unpaid losses and loss adjustment expenses at January 1, gross	$1,073,570	$1,019,459	$943,034
Less reinsurance recoverables	872,954	827,917	765,563

Net balance at January 1	200,616	191,542	177,471

Incurred related to:
Current accident year	146,116	151,979	146,312
Prior accident years	(20,213)	(12,349)	(5,926)

Total incurred	125,903	139,630	140,386

Paid related to:
Current accident year	78,276	78,509	72,352
Prior accident years	56,165	52,047	53,962

Total paid	134,441	130,556	126,314

Net balance at December 31	192,078	200,616	191,542
Plus reinsurance recoverables	834,453	872,954	827,917

Total unpaid losses and loss adjustment expenses at December 31, gross	$1,026,531	$1,073,570	$1,019,459

Driving the favorable development in 2007 and 2006 on prior year accident reserves were improved frequency and severity trends for automobile bodily injury and uninsured/underinsured motorist bodily injury claims.

Note 13.	Related party transactions

Management fee

A management fee is charged to the Exchange for services we provide under subscriber’s agreements with policyholders of the Exchange. The fee is a percentage of direct written premium of the Property and Casualty Group. This percentage rate is adjusted periodically by our Board of

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Related party transactions (continued)

Directors but cannot exceed 25%. The effective management fee rate charged the Exchange was 25%, 24.75% and 23.75% in 2007, 2006 and 2005, respectively. The Board of Directors elected to set the fee at 25% beginning January 1, 2008.

There is no provision for termination of our appointment as attorney-in-fact and the appointment is not affected by a policyholder’s disability or incapacity.

Intercompany reinsurance pooling agreement

EIC, EIPC, Flagship and EINY each have an intercompany reinsurance pooling agreement with the Exchange, whereby these companies cede all of their direct property/casualty insurance to the Exchange. EIC and EINY then assume 5% and 0.5%, respectively, of the total business pooled in the Exchange (including the business assumed from EIC and EINY) under this pooling agreement. This arrangement is approved by the Board of Directors. The pooling percentages were last modified in 1995. Intercompany accounts are settled by payment within 30 days after the end of each quarterly accounting period. The purpose of the pooling agreement is to spread the risks of the members of the Property and Casualty Group collectively across the different lines of business they underwrite and geographic regions in which each operates. This agreement may be terminated by any party as of the end of any calendar year by providing not less than 90 days advance written notice.

Aggregate excess-of-loss reinsurance agreement

Through 2005, EIC and EINY had in effect an all-lines aggregate excess-of-loss reinsurance agreement with the Exchange that limited EIC’s and EINY’s retained share of ultimate net losses in any applicable accident year. The excess-of-loss reinsurance agreement was not renewed for the 2007 or 2006 accident years. Included in 2006 are net charges under the agreement of $0.9 million related to the commutation of the 2001 accident year. The unpaid loss recoverable related to the 2001 accident year of $7.7 million was settled in 2006. The present value of the estimated losses from the 2001 accident year, or $6.8 million, resulted in a charge of $0.9 million to our property/casualty insurance subsidiaries. The cash was paid for the settlement of the 2001 accident year in January 2007. There are three years remaining under the agreement, 2003 through 2005, none of which have triggered recognition of recoverable amounts through December 31, 2007.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Related party transactions (continued)

Expense allocations

The claims handling services of the Exchange are performed by personnel who are entirely dedicated to and paid for by the Exchange from its own policyholder revenues. The Exchange’s claims function and its management and administration are exclusively the responsibility of the Exchange and not a part of the service we provide under the subscriber’s agreement. Likewise, personnel who perform activities within the life insurance operations of EFL are paid for by EFL from its own policyholder revenues. However, we are the legal entity that employs personnel on behalf of the Exchange and EFL and we function as a common paymaster for all employees. Common overhead expenses included in the expenses paid by us are allocated based on appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations. Executive compensation is allocated based on each executive’s primary responsibilities (management services, property/casualty claims operations, EFL operations and investment operations). We believe the methods used to allocate common overhead expenses among the affiliated entities are reasonable.

See also Note 8 for a discussion of intercompany expense allocations under the postretirement benefit plans.

Payments on behalf of related entities

We make certain payments for the account of the Group’s related entities. Cash transfers are settled quarterly. The amounts of these cash settlements made for the account of related entities were as follows for the years ended December 31:

(in thousands)	2007	2006	2005
Erie Insurance Exchange	$250,695	$254,528	$265,359
Erie Family Life Insurance	39,320	34,941	35,556

Total cash settlements	$290,015	$289,469	$300,915

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Related party transactions (continued)

Office leases

We lease office space on a year-to-year basis from the Exchange including 3 field office facilities. Rent expenses under these leases totaled $5.8 million, $5.7 million and $5.3 million in 2007, 2006 and 2005, respectively. We have a lease commitment until 2008 with EFL for a branch office. Rentals paid to EFL under this lease totaled $0.3 million in 2007, 2006 and 2005.

Notes receivable from EFL

We are due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL paid interest to us of $1.7 million in 2007, 2006 and 2005.

Note 14.	Receivables from Erie Insurance Exchange and concentrations of credit risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 15.

We have a receivable due from the Exchange for reinsurance recoverable from unpaid losses and loss adjustment expenses and unearned premium balances ceded under the intercompany pooling arrangement totaling $944.1 million and $986.5 million at December 31, 2007 and 2006, respectively. Management fee and expense allocation amounts due from the Exchange were $204.6 million and $224.3 million at December 31, 2007 and 2006, respectively. The receivable from EFL for expense allocations totaled $4.2 million at December 31, 2007, compared to $3.0 million at December 31, 2006.

Premiums due from policyholders of our wholly-owned property/casualty insurance subsidiaries equaled $243.6 million and $247.2 million at December 31, 2007 and 2006 respectively. A significant amount of these receivables are ceded to the Exchange as part of the intercompany pooling agreement. See also Note 16.

Note 15.	Variable interest entity

We hold a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange; however, we do not qualify as the primary beneficiary under Financial Accounting Standards Interpretation 46(R), “Consolidation of Variable Interest Entities.”

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Variable interest entity (continued)

The Exchange is a reciprocal insurer domiciled in the Commonwealth of Pennsylvania that underwrites a broad line of personal and commercial business, including private passenger auto, homeowners and commercial multi-peril insurance. Annual direct written premiums of the Exchange totaled $3.1 billion in both 2007 and 2006 and $3.2 billion in 2005. Policyholders’ surplus was $4.8 billion, $4.1 billion and $3.4 billion at December 31, 2007, 2006 and 2005, respectively.

We have a significant interest in the financial condition of the Exchange:

•     Our management fee revenues made up 72% of our 2007 total revenues. These management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.

• We participate in the underwriting results of the Exchange through the pooling arrangement in which our insurance subsidiaries have a 5.5% participation.

• A concentration of credit risk exists related to the unsecured receivables due from the Exchange for our management fee, costs and reimbursements.

•     If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group in which we have a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate received by us would be reduced.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles (SAP) prescribed by the Commonwealth of Pennsylvania. The Exchange is not required to prepare financial statements in accordance with generally accepted accounting principles (GAAP). Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, deferred tax assets, assets for estimated salvage and subrogation recoveries and unearned subscriber fees.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Variable interest entity (continued)

The condensed financial data set forth below represents the Exchange’s share of underwriting results after accounting for intercompany pool transactions.

Erie Insurance Exchange
Condensed statutory statements of operations	Years ended December 31
(in thousands)	2007	2006	2005

Premiums earned	$3,572,189	$3,675,705	$3,762,260
Losses, LAE and underwriting expenses*	3,142,990	3,421,997	3,405,799

Net underwriting income	429,199	253,708	356,461

Total investment income	563,087	480,771	809,464
Federal income tax expense	372,209	229,709	379,563

Net income	$620,077	$504,770	$786,362

*Includes management fees paid or accrued to the Company

Erie Insurance Exchange
Condensed statutory statements of financial position	As of December 31
(in thousands)	2007	2006
Fixed maturities	$4,353,977	$4,376,322
Equity securities	3,016,607	2,855,044
Alternative investments	1,389,224	1,120,674
Other invested assets	168,189	142,615

Total invested assets	8,927,997	8,494,655
Other assets	1,033,852	1,021,489

Total assets	$9,961,849	$9,516,144

Loss and LAE reserves	$3,418,221	$3,562,682
Unearned premium reserves	1,430,328	1,430,683
Accrued liabilities	345,776	435,683

Total liabilities	5,194,325	5,429,048
Total policyholders’ surplus	4,767,524	4,087,096

Total liabilities and policyholders’ surplus	$9,961,849	$9,516,144

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Variable interest entity (continued)

Erie Insurance Exchange
Condensed statutory statements of cash flows	Years ended December 31
(in thousands)	2007	2006	2005
Cash flows from operating activities
Premiums collected net of reinsurance	$3,567,477	$3,632,146	$3,754,392
Losses and LAE paid	(1,967,475)	(2,024,404)	(1,929,867)
Management fee and expenses paid	(1,309,955)	(1,326,212)	(1,336,369)
Net investment income received	493,252	370,242	385,153
Federal income taxes and expenses paid	(404,249)	(186,411)	(512,899)

Net cash provided by operating activities	379,050	465,361	360,410

Net cash used in investing activities	(345,988)	(430,126)	(431,872)

Net cash (used in) provided by financing activities	(20,134)	(248,611)	244,689

Net increase (decrease) in cash and cash equivalents	12,928	(213,376)	173,227
Cash and cash equivalents at beginning of year	85,784	299,160	125,933

Cash and cash equivalents-end of year	$98,712	$85,784	$299,160

During the second quarter of 2006, the Exchange completed its tender offer and following short-form merger for all of the publicly held outstanding common stock of EFL excluding the shares owned by us. The Exchange acquired all publicly held EFL common stock at $32.00 per share, increasing its ownership percentage from 53.5% to 78.4% of the outstanding common stock of EFL. The aggregate consideration paid by the Exchange for the outstanding EFL shares was $80.6 million and is included as part of the net cash used in investing activities above. Our 21.6% stake in EFL was unaffected by this transaction.

Note 16.	Reinsurance

Reinsurance contracts do not relieve the Property and Casualty Group from its primary obligations to policyholders. A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.

The Property and Casualty Group maintains an umbrella excess-of-loss reinsurance treaty with nonaffiliated reinsurers covering commercial and personal catastrophe liability risks. In 2007, this treaty provided coverage of 90% of a specified loss amount in excess of the loss retention of $1 million per occurrence. The specified maximum loss amount for the commercial and personal catastrophe liability was $9 million and $4 million, respectively. This treaty was renewed, effective January 1, 2008. The renewal provides coverage of 85% of the same specified maximum loss amounts for commercial and personal catastrophe liabilities. The Property and Casualty Group entered into an additional umbrella excess-of-loss reinsurance treaty, effective January 1, 2008, with nonaffiliated reinsurers covering commercial catastrophe liability risks in excess of the loss retention of $10 million per occurrence. The specified maximum loss amount for the commercial catastrophe liability is $10 million.

The Property and Casualty Group maintains a property catastrophe treaty with nonaffiliated reinsurers to mitigate future potential catastrophe loss exposure. During 2007, this reinsurance treaty provided coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Reinsurance (continued)

Group’s loss retention of $400 million per occurrence. This agreement was renewed for 2008 to provide coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $450 million per occurrence. There have been no losses subject to any of these treaties.

The following tables summarize insurance and reinsurance activities of our property/casualty insurance subsidiaries. See also Note 13 for a discussion of the intercompany reinsurance pooling agreement with the Exchange.

	Years ended December 31
(in thousands)	2007	2006	2005
Premiums earned
Direct	$626,853	$661,215	$704,366
Assumed from nonaffiliates and intercompany pool	218,405	227,110	226,245
Ceded to Erie Insurance Exchange	(637,696)	(674,660)	(714,787)

Assumed from Erie Insurance Exchange	$207,562	$213,665	$215,824

Losses and loss adjustment expenses incurred
Direct	$381,320	$495,739	$499,262
Assumed from nonaffiliates and intercompany pool	138,341	147,203	152,535
Ceded to Erie Insurance Exchange	(393,758)	(503,312)	(511,411)

Assumed from Erie Insurance Exchange	$125,903	$139,630	$140,386

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Statutory information

Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under U.S. GAAP. The statutory financial statements of EIPC and EIC are prepared in accordance with accounting practices prescribed by the Pennsylvania Insurance Department. EINY prepares its statutory financial statements in accordance with accounting practices prescribed by the New York Insurance Department. Prescribed SAP include state laws, regulations, and general administration rules, as well as a variety of publications from the NAIC.

Combined shareholders’ equity including amounts reported by our property/casualty insurance subsidiaries on the statutory basis, was $1.0 billion and $1.2 billion at December 31, 2007 and 2006, respectively. Combined net income, including amounts reported by our property/casualty insurance subsidiaries on a statutory basis, was $210.6 million, $205.8 million and $233.4 million for 2007, 2006 and 2005, respectively.

The minimum statutory capital and surplus requirements under Pennsylvania and New York law for our stock property/casualty subsidiaries amounts to $10.0 million. Our subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $243.9 million at December 31, 2007. Our subsidiaries’ risk-based capital levels significantly exceed the minimum requirements.

Cash and securities with carrying values of $6.3 million and $5.7 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements as of December 31, 2007 and 2006, respectively.

The amount of dividends our Pennsylvania-domiciled property/casualty subsidiaries, EIC and EIPC, can pay without the prior approval of the Pennsylvania Insurance Commissioner is limited by Pennsylvania regulation to not more than the greater of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) the net income as reported on its last annual statement. The amount of dividends that the Erie Insurance Company’s New York-domiciled property/casualty subsidiary, EINY, can pay without the prior approval of the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) 100% of its adjusted net investment income during such period. In 2008, the maximum dividend we could receive from our property/casualty insurance subsidiaries without prior approval of the Pennsylvania Insurance Commissioner would be $30.9 million. No dividends were paid to us by our property/casualty insurance subsidiaries in 2007, 2006 or 2005.

The amount of dividends EFL, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as shown on its last annual statement on file with the commissioner, or (b) the net income as reported on its last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities. Accordingly, our share of the maximum dividend payout which may be made in 2008 without prior Pennsylvania Commissioner approval is $3.8 million. There were no dividends paid to us in 2007.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Supplementary data on cash flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

Cash flows from operating activities	Years ended December 31,
(in thousands)
	2007	2006	2005
Net income	$212,945	$204,025	$231,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,363	36,051	36,855
Deferred income tax expense (benefit)	3,092	9,033	(922)
Realized loss (gain) on investments	5,192	(1,335)	(15,620)
Equity in earnings of limited partnerships	(59,690)	(41,766)	(38,062)
Net amortization of bond premium	1,930	2,645	2,742
Undistributed earnings of Erie Family Life Insurance	(3,133)	(4,154)	(1,837)
(Decrease) increase in deferred compensation	(6,213)	5,252	4,631
Limited partnership distributions	78,960	62,240	62,684
Decrease (increase) in receivables and reinsurance recoverable from the Exchange and affiliates	73,673	(16,577)	(42,621)
Increase in prepaid expenses and other assets	(40,556)	(30,978)	(33,642)
(Decrease) increase in accounts payable and accrued expenses	(2,945)	1,664	5,483
Increase in accrued agent bonuses	3,902	20,356	24,200
(Decrease) increase in loss reserves	(47,040)	54,112	76,425
Decrease in unearned premiums	(3,019)	(30,127)	(18,144)

Net cash provided by operating activities	$248,461	$270,441	$293,276

Note 19.	Commitments

We have contractual commitments to invest up to $147.9 million related to our limited partnership investments at December 31, 2007. These commitments will be funded as required by the partnerships’ agreements which principally expire in 2012. At December 31, 2007, the total remaining commitment to fund limited partnerships that invest in private equity securities is $60.9 million, real estate activities is $55.2 million and mezzanine debt securities is $31.8 million. We expect to have sufficient cash flows from operations and positive inflows (distributions) from existing limited partnership investments to meet these commitments.

We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, cash flows or operations.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20.	Segment information

We operate our business as three reportable segments-management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail below, as we base our decisions on the segment presentation. See also Note 3. Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making. No single customer or agent provides 10% or more of revenues for the Property and Casualty Group.

Our principal operations consist of serving as attorney-in-fact for the Exchange, which constitutes our management operations. We operate in this capacity solely for the Exchange. Our insurance underwriting operations arise through direct business of our property/casualty insurance subsidiaries and by virtue of the pooling agreement between our subsidiaries and the Exchange, which includes assumed reinsurance from nonaffiliated domestic and foreign sources. The Exchange exited the assumed reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the assumed reinsurance business. Insurance provided in the insurance underwriting operations consists of personal and commercial lines and is sold by independent agents. Personal lines consist primarily of private passenger auto and are marketed to individuals, and commercial lines are marketed to small- and medium-sized businesses. The performance of the personal lines and commercial lines is evaluated by our management based upon the underwriting results as determined under SAP for the total pooled business of the Property and Casualty Group.

We evaluate profitability of our management operations segment principally on the gross margin from management operations, while profitability of the insurance underwriting operations segment is evaluated principally based on the combined ratio. Investment operations performance is evaluated based on appreciation of assets, rate of return and overall return.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20.	Segment information (continued)
Summarized financial information for these operations is presented below.

(in thousands)	Years ended December 31
	2007	2006	2005
Management operations
Operating revenue
Management fee revenue	$947,023	$942,845	$940,274
Service agreement revenue	29,748	29,246	20,568

Total operating revenue	976,771	972,091	960,842
Cost of management operations	799,597	785,683	751,573

Income before income taxes	$177,174	$186,408	$209,269

Net income from management operations**	$118,884	$124,612	$140,388

Insurance underwriting operations
Operating revenue
Premiums earned:
Personal lines	$145,007	$148,480	$153,859
Commercial lines	62,913	64,858	65,605
Reinsurance — nonaffiliates	(358)	327	(378)
Reinsurance — affiliates*	0	0	(3,262)

Total premiums earned	207,562	213,665	215,824

Operating expenses
Losses and expenses:
Personal lines	129,788	141,965	144,953
Commercial lines	53,930	58,258	56,732
Reinsurance — nonaffiliates	(819)	(955)	(3,037)
Reinsurance — affiliates	0	1,027	2,226

Total losses and expenses	182,899	200,295	200,874

Income before income taxes	$24,663	$13,370	$14,950

Net income from insurance underwriting operations**	$16,549	$8,938	$10,029

Investment operations
Investment income, net of expenses	$52,833	$55,920	$61,555
Net realized (losses) gains on investments	(5,192)	1,335	15,620
Equity in earnings of limited partnerships	59,690	41,766	38,062

Total investment income — unaffiliated	$107,331	$99,021	$115,237

Net income from investment operations**	$72,019	$66,194	$77,306

Equity in earnings of EFL, net of tax	$2,914	$4,281	$3,381

*The excess-of-loss reinsurance agreement was not renewed for the 2007 or 2006 accident years. As a result, there were no premiums paid by Erie Insurance Company or Erie Insurance Company of New York to the Exchange. No recovery of charges or reversals of recoveries were recorded in 2007 due to the absence of triggering events for the accident years remaining open under the agreement. See also Note 13.
**Our estimated 2007 annual effective tax rate of 32.9% was used to calculate the net income for each operating segment. The effective tax rate being reflected on the Consolidated Statement of Operations through December 31, 2007, is lower than our estimated annual effective tax rate. This is due to 1) a $1.6 million reduction for an adjustment to our December 31, 2006 provision estimates to the actual return and 2) a reduction of $1.1 million in interest income related to the settlement of the IRS examinations for the years 2003 and 2004.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20.	Segment information (continued)

Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations

	Years ended December 31
(in thousands)	2007	2006	2005
Segment revenues	$1,184,333	$1,185,756	$1,176,666
Elimination of intersegment management fee revenues	(52,042)	(51,774)	(51,716)

Total operating revenue	$1,132,291	$1,133,982	$1,124,950

Segment operating expenses	$982,496	$985,978	$952,447
Elimination of intersegment management fee expenses	(52,042)	(51,774)	(51,716)

Total operating expenses	$930,454	$934,204	$900,731

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries 5.5% share of the management fees paid to us.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21.	Quarterly results of operations (unaudited)

(in thousands, except per share data)	First	Second	Third	Fourth	Year
	quarter	quarter	quarter	quarter	ended
2007
Operating revenue	$275,412	$301,745	$291,451	$263,685	$1,132,291
Operating expenses	(224,115)	(237,453)	(244,769)	(224,118)	(930,454)
Investment income — unaffiliated	28,386	36,540	29,840	12,564	107,331

Income before income taxes and equity in earnings of EFL	$79,683	$100,832	$76,522	$52,131	$309,168

Net income	$56,361	$70,486	$53,496	$32,602	$212,945

Net income per share:*
Class A — basic	$0.97	$1.22	$0.97	$0.61	$3.80

Class B — basic and diluted	149.01	187.31	145.92	90.23	572.98

Class A — diluted	0.88	1.11	0.87	0.55	3.43

Comprehensive income	$57,599	$62,467	$51,943	$45,562	$217,571

2006
Operating revenue	$281,720	$297,564	$291,815	$262,883	$1,133,982
Operating expenses	(227,708)	(240,653)	(234,434)	(231,409)	(934,204)
Investment income — unaffiliated	19,926	28,029	22,191	28,875	99,021

Income before income taxes and equity in earnings of EFL	$73,938	$84,940	$79,572	$60,349	$298,799

Net income	$49,466	$56,255	$52,785	$45,519	$204,025

Net income per share:*
Class A — basic	$0.81	$0.95	$0.91	$0.78	$3.45

Class B — basic and diluted	121.08	144.90	139.39	119.65	524.87

Class A — diluted	0.73	0.86	0.82	0.71	3.13

Comprehensive income	$42,873	$45,041	$71,839	$49,076	$208,829

*The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.
2007
During December 2007 a correction was made to allocate additional Information Technology costs to affiliates as they were not allocated appropriately throughout the year. The total amount of 2007 costs allocated to the Exchange and EFL in December of 2007 related to the prior three quarters was $4.3 million, or $.05 per share. If these costs would have been appropriately allocated in the first three quarters of 2007, earnings per share in each quarter would have increased between $.01 and $.02 per share.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21.	Quarterly results of operations (unaudited) (continued)
2007 (continued)
Investment income — unaffiliated was negatively impacted by $16.8 million of impairments to our investment securities. Included in the total impairments in the fourth quarter of 2007, $7.0 million related to our common stock portfolio while $3.5 million related to our fixed maturities, and $6.3 million to our preferred stock portfolio.
Fourth quarter income tax provision was impacted by adjustments to the tax basis of certain limited partnership investments that increased income taxes.
2006
Fourth quarter income tax provision was impacted by (1) favorable IRS audit adjustments for tax years 2001 and 2002 and (2) a downward adjustment to the effective tax rate booked through the first three quarters of 2006 to better reflect the actual annual rate of 32.8%.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
As required by the Securities and Exchange Commission Rule 13a-15(e), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2007.

/s/ John J. Brinling, Jr.	/s/ Philip A. Garcia	/s/ Timothy G. NeCastro
John J. Brinling, Jr.	Philip A. Garcia	Timothy G. NeCastro
President and Chief	Executive Vice President and	Senior Vice President and
Executive Officer	Chief Financial Officer	Controller
February 22, 2008	February 22, 2008	February 22, 2008
The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 47.
Item 9B. Other Information
There was no additional information in the fourth quarter of 2007 that has not already been filed in a Form 8-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to our directors, audit committee, and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference to our definitive Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 22, 2008.
We have adopted a code of conduct that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. We previously filed a copy of this Code of Conduct as Exhibit 14 to the Registrant’s 2003 Form 10—K Annual Report as filed with the SEC on March 4, 2004. We have also made the Code of Conduct available on our website at http://www.erieinsurance.com.
Executive Officers of the Registrant

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/07	Erie Insurance Group

President & Chief Executive Officer:
John J. Brinling, Jr.	60	President and Chief Executive Officer of Erie Indemnity Company since August 8, 2007; President and Chief Executive Officer of Erie Family Life Insurance Company (EFL), Erie Insurance Company, Flagship City Insurance Company (Flagship), Erie Insurance Company of New York (Erie NY), and Erie Insurance Property and Casualty Company (Erie P&C) since October 18, 2007; Executive Vice President of Erie Family Life Insurance Company December 1990-December 2006; Director, EFL, Erie Insurance Company, Flagship, Erie NY and Erie P&C.

Executive Vice Presidents:
James J. Tanous	60	Executive Vice President, Secretary and General Counsel since April 30, 2007; Partner and Chairman of Jaeckle Fleischmann & Mugel, LLP (law firm headquartered in Buffalo, NY) for more than five years prior thereto; Director, EFL, Erie Insurance Company, Flagship, Erie NY and Erie P&C.

Philip A. Garcia	51	Executive Vice President and Chief Financial Officer since 1997; Director, Erie Insurance Company, EFL, Erie NY, Flagship and Erie P&C.

Michael J. Krahe	54	Executive Vice President—Human Development and Leadership since 2003; Senior Vice President 1999—2002; Director, Erie Insurance Company, EFL, Erie NY, Flagship and Erie P&C.

Thomas B. Morgan	44	Executive Vice President—Insurance Operations since 2003; Senior Vice President 2000—2002; Assistant Vice President and Branch Manager 1997—2000; Director, Erie Insurance Company, EFL, Erie NY, Flagship and Erie P&C.

Senior Vice President:
Douglas F. Ziegler	57	Senior Vice President, Treasurer and Chief Investment Officer since 1993; Director, Erie Insurance Company, EFL, Erie NY, Flagship and Erie P&C.

Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated by reference to relevant sections of our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, our property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As our operations are interrelated with the operations of the Exchange, our results of operations are largely dependent on the success of the Exchange. Reference is made to Item 8. “Financial Statements and Supplementary Data -
Note 15 of Notes to Consolidated Financial Statements” contained within this report, for a further discussion of the financial results of the Exchange.
Reference is also made to Item 8. “Financial Statements and Supplementary Data — Note 13 of Notes to Consolidated Financial Statements” contained within this report for a complete discussion of related party transactions.
Information with respect to certain relationships with our directors is incorporated by reference to our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2008.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements Included in Item 8 “Financial Statements and Supplementary Data” contained in this report.

Erie Indemnity Company and Subsidiaries:
▪	Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

▪	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

▪	Consolidated Statements of Operations for the three years ended December 31, 2007, 2006 and 2005

▪	Consolidated Statements of Financial Position as of December 31, 2007 and 2006

▪	Consolidated Statements of Cash Flows for the three years ended December 31, 2007, 2006 and 2005

▪	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2007, 2006 and 2005

▪	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

			Page
	Erie Indemnity Company and Subsidiaries:
	Schedule I.	Summary of Investments – Other than Investments in Related Parties	104
	Schedule IV.	Reinsurance	105
	Schedule VI.	Supplemental Information Concerning Property/Casualty Insurance Operations	106

	All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

3.	See the Exhibit Index		108

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 27, 2008
ERIE INDEMNITY COMPANY
(Registrant)
/s/ John J. Brinling, Jr.

John J. Brinling, Jr., President and CEO
(principal executive officer)
/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO
(principal financial officer)
/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller
(principal accounting officer)
Board of Directors

/s/ Kaj Ahlmann	/s/ C. Scott Hartz

Kaj Ahlmann	C. Scott Hartz

/s/ John T. Baily	/s/ Claude C. Lilly, III

John T. Baily	Claude C. Lilly, III

/s/ J. Ralph Borneman, Jr.	/s/ Lucian L. Morrison

J. Ralph Borneman, Jr.	Lucian L. Morrison

/s/ Patricia Garrison-Corbin	/s/ Thomas W. Palmer

Patricia Garrison-Corbin	Thomas W. Palmer

/s/ Jonathan Hagen	/s/ Elizabeth A. Vorsheck

Jonathan Hagen	Elizabeth A. Vorsheck

/s/ Susan Hirt Hagen	/s/ Robert C. Wilburn

Susan Hirt Hagen	Robert C. Wilburn

/s/ Thomas B. Hagen

Thomas B. Hagen

SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2007

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position
(In Thousands)
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$4,406	$4,678	$4,678
Municipal securities	247,412	249,368	249,368
U.S. corporate debt	324,218	323,528	323,528
Foreign corporate debt	83,335	84,404	84,404
Mortgage-backed securities	11,565	12,129	12,129
Asset-backed securities	16,329	14,140	14,140
Redeemable preferred stock	15,223	15,159	15,159
Equity securities:
U.S. common stock	66,449	79,203	79,203
Foreign common stock	24,408	28,887	28,887
U.S. nonredeemable preferred stock	108,018	105,036	105,036
Foreign nonredeemable preferred stock	5,130	5,144	5,144

Total fixed maturities and equity securities	$906,493	$921,676	$921,676

Real estate mortgage loans	4,556	4,556	4,556
Limited partnerships	235,886	292,503	292,503

Total investments	$1,146,935	$1,218,735	$1,218,735

SCHEDULE IV - REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
(In Thousands)	Direct	Companies	Companies	Amount	to Net

December 31, 2007:
Premiums for the year
Property and Liability Insurance	$626,853	$637,696	$218,405	$207,562	105.2%

December 31, 2006:
Premiums for the year
Property and Liability Insurance	$661,215	$674,660	$227,110	$213,665	106.3%

December 31, 2005:
Premiums for the year
Property and Liability Insurance	$704,366	$714,787	$226,245	$215,824	104.8%

SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

	Deferred		Discount, if
	Policy	Reserve for	any deducted			Net
	Acquisition	Unpaid Loss	from	Unearned	Earned	Investment
	Costs	& LAE	reserves*	Premiums	Premiums	Income

(in Thousands)
December 31, 2007:
Consolidated P&C Entities	$16,129	$1,026,531	$5,526	$421,263	$207,562	$22,998
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,129	$1,026,531	$5,526	$421,263	$207,562	$22,998

December 31, 2006:
Consolidated P&C Entities	$16,197	$1,073,570	$4,980	$424,282	$213,665	$23,199
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,197	$1,073,570	$4,980	$424,282	$213,665	$23,199

December 31, 2005:
Consolidated P&C Entities	$16,436	$1,019,459	$4,582	$454,409	$215,824	$20,267
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,436	$1,019,459	$4,582	$454,409	$215,824	$20,267

* Workers’ compensation case and incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (CONTINUED)

	Loss and Loss Adjustment Expenses		Amortization
	Incurred Related to		of Deferred
			Policy
	(1)	(2)	Acquisition	Net Loss &	Premiums
	Current Year	Prior Years	Costs	LAE Paid	Written

(in Thousands)

December 31, 2007:
Consolidated P&C Entities	$146,116	$(20,213)	$32,758	$134,441	$207,688
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$146,116	$(20,213)	$32,758	$134,441	$207,688

December 31, 2006:
Consolidated P&C Entities	$151,979	$(12,349)	$33,306	$130,556	$209,304
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$151,979	$(12,349)	$33,306	$130,556	$209,304

December 31, 2005:
Consolidated P&C Entities	$146,312	$(5,926)	$34,227	$126,314	$214,149
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$146,312	$(5,926)	$34,227	$126,314	$214,149

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

3.6@	Amended and Restated By-laws of Registrant effective December 18, 2006

10.83*	Annual Incentive Plan effective March 2, 2004

10.84*	Long-term Incentive Plan effective March 2, 2004

10.85**	Termination of Aggregate Excess of Loss Reinsurance Contract effective December 31, 2005 between Erie Insurance Exchange, by and through its Attorney-In-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York

10.86***	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 2005

10.87***	Employee Savings Plan of Erie Insurance Group, effective as of January 1, 2006

10.88***	Amended and Restated Quota Share Reinsurance Agreement dated December 29, 2006 between Erie Insurance Exchange and Flagship City Insurance Company

10.89***	Amended and Restated Quota Share Reinsurance Agreement dated December 29, 2006 between Erie Insurance Exchange and Erie Insurance Property & Casualty Company

10.90***	Amended and Restated Reinsurance Pooling Agreement between Erie Insurance Exchange, Erie Insurance Company and Erie Insurance Company of New York, effective January 1, 2007

10.91@@@	Employment Agreement effective April 30, 2007 by and between Erie Indemnity Company and James J. Tanous

10.92@@	Post-Employment Agreement dated December 27, 2007, by and between Erie Indemnity Company and Jeffrey A. Ludrof

10.93@@	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Philip A. Garcia

10.94@@	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Thomas B. Morgan

10.95@@	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Michael J. Krahe

10.96@@	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Douglas F. Ziegler

14#	Code of Conduct

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

21	Subsidiaries of Registrant	110

23	Consent of Independent Registered Public Accounting Firm	111

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	112

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	113

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	114

@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on December 20, 2006.

@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on January 3, 2008.

@@@	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on May 1, 2007.

#	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2004 that was filed with the Commission on February 24, 2005.

**	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2005 that was filed with the Commission on February 2, 2006.

***	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2006 that was filed with the Commission on February 26, 2007.