Form 10-Q
period 2008-03-31
ERIE INDEMNITY CO
filed 2008-04-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 51,801,612 at April 23, 2008.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,551 at April 23, 2008.
The common stock is the only class of stock the registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $659,870 and $702,488, respectively)	$659,470	$703,406
Equity securities (cost of $112,322 and $204,005, respectively)	107,967	218,270
Trading securities, at fair value (cost of $107,125)	110,664	0
Limited partnerships (cost of $239,001 and $235,886, respectively)	290,508	292,503
Real estate mortgage loans	4,511	4,556

Total investments	1,173,120	1,218,735

Cash and cash equivalents	31,201	31,070
Accrued investment income	10,085	9,713
Premiums receivable from policyholders	241,098	243,612
Federal income taxes recoverable	0	1,451
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	825,345	833,554
Ceded unearned premiums to Erie Insurance Exchange	113,400	110,524
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	230,607	208,752
Reinsurance recoverable from non-affiliates	2,439	2,323
Deferred policy acquisition costs	15,919	16,129
Equity in Erie Family Life Insurance	58,977	59,046
Securities lending collateral	31,505	30,370
Pension plan asset	31,284	32,460
Other assets	60,976	55,884

Total assets	$2,850,956	$2,878,623

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$1,017,054	$1,026,531
Unearned premiums	417,298	421,263
Commissions payable and accrued	126,799	122,473
Agent bonuses	17,939	94,458
Securities lending collateral	31,505	30,370
Bank line of credit	75,000	0
Accounts payable and accrued expenses	68,931	41,057
Deferred executive compensation	21,836	23,499
Federal income taxes payable	16,986	0
Deferred income taxes	8,611	14,598
Dividends payable	23,107	23,637
Employee benefit obligations	29,930	29,458

Total liabilities	1,854,996	1,827,344

Shareholders’ Equity
Capital stock:
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; issued 68,277,600 shares; 52,134,286 and 53,338,937 shares outstanding, respectively	1,991	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; and 2,551 shares authorized, issued and outstanding	179	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive (loss) income	(2,453)	10,048
Retained earnings, before cumulative effect adjustment	1,747,044	1,740,174
Cumulative effect adjustment from adoption of Statement of Financial Accounting Standards No. 159, net of tax	11,191	0

Retained earnings, after cumulative effect adjustment	1,758,235	1,740,174

Total contributed capital and retained earnings	1,765,782	1,760,222

Treasury stock, at cost, 16,143,314 and 14,938,663 shares, respectively	(769,822)	(708,943)

Total shareholders’ equity	995,960	1,051,279

Total liabilities and shareholders’ equity	$2,850,956	$2,878,623

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Operating revenue
Management fee revenue, net	$216,971	$216,020
Premiums earned	51,926	51,974
Service agreement revenue	7,391	7,418

Total operating revenue	276,288	275,412

Operating expenses
Cost of management operations	181,119	179,886
Losses and loss adjustment expenses incurred	33,760	32,234
Policy acquisition and other underwriting expenses	11,999	11,995

Total operating expenses	226,878	224,115

Investment (loss) income — unaffiliated
Investment income, net of expenses	11,672	13,978
Net realized (losses) gains on investments	(24,579)	1,890
Equity in earnings of limited partnerships	7,978	12,518

Total investment (loss) income — unaffiliated	(4,929)	28,386

Income before income taxes and equity in (losses) earnings of Erie Family Life Insurance	44,481	79,683
Provision for income taxes	14,251	24,592
Equity in (losses) earnings of Erie Family Life Insurance, net of tax	(253)	1,270

Net income	$29,977	$56,361

Net income per share
Class A common stock — basic	$0.57	$0.97
Class A common stock — diluted	0.51	0.88
Class B common stock — basic and diluted	84.57	149.01

Weighted average shares outstanding — basic
Class A common stock	52,827,878	57,691,289
Class B common stock	2,551	2,573
Weighted average shares outstanding — diluted
Class A common stock	58,965,265	63,906,458
Class B common stock	2,551	2,573

Dividends declared per share
Class A common stock	$0.44	$0.40
Class B common stock	66.00	60.00
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2008	2007
Accumulated other comprehensive income
Balance, beginning of period	$10,048	$5,422
Adjustment to opening balance, net of tax*	(11,190)	0

Adjusted balance, beginning of period	(1,142)	5,422

Gross unrealized (losses) gains arising during period	(12,904)	3,794
Less: reclassification adjustment for gross realized losses (gains) included in net income	10,888	(1,890)

Change in comprehensive income, before tax	(2,016)	1,904
Income tax benefit (expense) related to items of other comprehensive income	705	(666)

Change in other comprehensive income, net of tax	(1,311)	1,238

Balance, end of period	$(2,453)	$6,660

Comprehensive income
Net income	$29,977	$56,361
Net change in Accumulated other comprehensive income	(1,311)	1,238

Total comprehensive income	$28,666	$57,599

*	Unrealized gains related to common stocks were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS No. 159. See Note 6 for further discussion.
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Management fee received	$193,955	$223,952
Service agreement fee received	6,991	7,818
Premiums collected	50,359	50,165
Settlement of commutation received from Exchange	0	6,782
Net investment income received	12,634	13,577
Limited partnership distributions	29,616	15,776
Salaries and wages paid	(25,551)	(27,831)
Employee benefits paid	(5,858)	(9,759)
Commissions paid to agents	(96,444)	(95,142)
Agent bonuses paid	(94,399)	(91,403)
General operating expenses paid	(30,737)	(26,827)
Losses paid	(29,404)	(29,023)
Loss adjustment expenses paid	(5,560)	(6,198)
Other underwriting and acquisition costs paid	(16,880)	(16,985)
Income taxes (paid) recovered	(2,475)	1,077

Net cash (used in) provided by operating activities	(13,753)	15,979

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(25,523)	(62,421)
Preferred stock	(12,972)	(9,101)
Common stock	(26,475)	(14,280)
Limited partnerships	(18,480)	(24,131)
Sales/maturities of investments:
Fixed maturity sales	50,207	31,504
Fixed maturity calls/maturities	13,656	25,992
Preferred stock	7,692	4,531
Common stock	12,795	18,736
Return on limited partnerships	1,238	2,849
Purchase of property and equipment	(3,605)	(753)
Net distributions of agent loans	(1,049)	(231)

Net cash used in investing activities	(2,516)	(27,305)

Cash flows from financing activities
Proceeds from bank line of credit	75,000	—
Purchase of treasury stock	(34,962)	(15,072)
Dividends paid to shareholders	(23,638)	(23,265)
Increase in collateral from securities lending	1,135	3,721
Redemption of securities lending collateral	(1,135)	(3,721)

Net cash provided by (used in) financing activities	16,400	(38,337)

Net increase (decrease) in cash and cash equivalents	131	(49,663)
Cash and cash equivalents at beginning of period	31,070	60,241

Cash and cash equivalents at end of period	$31,201	$10,578

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 27, 2008. Erie Insurance Exchange (Exchange), for whom we serve as attorney-in-fact, and its property/casualty subsidiary, Flagship City Insurance Company, our three insurance subsidiaries, EIC, EICNY and EIPC and Erie Family Life Insurance Company (EFL) operate collectively as the Erie Insurance Group (Group).
NOTE 2 — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In 2007, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 gave us the irrevocable option to report selected financial assets and liabilities at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement bases for similar types of assets and liabilities. We adopted the fair value option for our common stock portfolio as of January 1, 2008 because it better reflects the way we manage our common stock portfolio under a total return approach. These assets were formerly accounted for as available-for-sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with changes in fair value recorded in other comprehensive income. Beginning January 1, 2008 all changes in fair value of our common stock are recognized in earnings as they occur. The adoption of SFAS 159 required the unrealized gains and losses on these securities at January 1, 2008 to be included in a cumulative effect adjustment to beginning retained earnings. The net impact of the cumulative effect adjustment for our common stock portfolio on January 1, 2008 increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax. See also Note 6 herein.
In 2006, SFAS 157, “Fair Value Measurements,” was issued and provides guidance for using fair value to measure assets and liabilities as well as enhances disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The standard did not expand the use of fair value in any new circumstances and thus, did not have an impact on our financial position, results of operations or cash flows. The statement established a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for these measurements and the effects of these measurements in the financial statements. We implemented this standard during the first quarter of 2008 and have provided the required disclosures concerning inputs used to measure fair value in Note 6 herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Available-for-sale securities
Fixed maturity and preferred stock securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses, net of related tax effects, on fixed maturities and preferred stock are charged or credited directly to shareholders’ equity as accumulated other comprehensive (loss) income.
Realized gains and losses on sales of fixed maturity and preferred stock securities are recognized in income based upon the specific identification method. Interest and dividend income are recognized as earned.
Fixed income and preferred stock securities are evaluated quarterly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:
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
An investment that is deemed impaired is written down to its estimated fair value. Impairment charges are included in net realized (losses) gains in the Consolidated Statements of Operations.
Trading securities
Common stock securities were classified from available-for-sale at December 31, 2007 to trading in the first quarter of 2008 with our adoption of SFAS 159. Common stock securities are reported at fair value. As of January 1, 2008, unrealized gains and losses on these securities are included in net realized (losses) gains in the Consolidated Statements of Operations. Realized gains and losses on sales of common stock are recognized in income based upon the specific identification method. Dividend income is recognized as earned.
NOTE 4 — RECLASSIFICATIONS
Certain amounts previously reported in the 2007 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications only affected the statements of cash flows.
NOTE 5 — EARNINGS PER SHARE
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — EARNINGS PER SHARE (Continued)
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock:

	Three Months Ended March 31,
	2008			2007
	Allocated	Weighted		Allocated	Weighted
(dollars in thousands,	net income	shares	Per-share	net income	shares	Per-share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$29,761	52,827,878	$0.57	$55,978	57,691,289	$0.97

Dilutive effect of stock awards	0	14,987	—	0	39,969	—

Assumed conversion of Class B shares	216	6,122,400	—	383	6,175,200	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$29,977	58,965,265	$0.51	$56,361	63,906,458	$0.88

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$216	2,551	$84.57	$383	2,573	$149.01

Included in the restricted stock awards not yet vested are awards of 12,535 and 37,716 for the first quarter of 2008 and 2007, respectively, related to our pre-2004 long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors’ stock compensation plan were 2,452 and 2,253 for the first quarters of 2008 and 2007, respectively.
NOTE 6 — FAIR VALUE
Fair Value Measurement (SFAS 157)
SFAS 157 provides guidance for using fair value to measure assets and liabilities and enhances disclosures about fair value measurement (see Note 2). The standard describes three levels of inputs that may be used to measure fair value which are provided below.
Valuation techniques used to derive fair value of our available-for-sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our own assumptions regarding exit market pricing for these securities. These techniques provide the inputs for the following fair value hierarchy:

Level 1	Unadjusted quoted prices for identical instruments in active markets. Such prices are obtained from third-party nationally recognized pricing services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE (Continued)

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset. These would include observable broker or dealer quotes.

Level 3	Inputs are unobservable for the security. Fair values are determined using comparable securities or valuations received from various broker or dealer quotes.
We value our municipal securities, mortgage backed securities, asset-backed securities, collateralized-mortgage-obligation securities, foreign and domestic corporate bonds and redeemable preferred stock with Level 2 inputs provided by third party nationally recognized pricing services. A certain amount of these holdings may also be valued using Level 3 inputs. For Level 3 fixed maturities fair values are generally determined by outside brokers or dealers. Examples of Level 3 fixed maturities may include certain private redeemable preferred stock and bond securities, collateralized debt and loan obligations, and credit linked notes.
For our holdings in publicly traded common and nonredeemable preferred stocks Level 1 inputs from third party nationally recognized pricing services are used to determine fair value. Instances exist when current market quotes in active markets are unavailable for certain nonredeemable preferred stocks. In these instances, we receive estimated fair values from the pricing services that provide fair values for our fixed maturity holdings; these are included as Level 2 inputs. We also hold a small number of private nonredeemable preferred stock securities and due to the unobservable inputs regarding these securities valuations are obtained from various brokers or dealers and are classified as Level 3 inputs.
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input as required by SFAS 157:

	March 31, 2008
	Fair value measurements using:
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$659,470	$10,359	$638,565	$10,546
Preferred stock	107,967	64,623	36,477	6,867
Trading securities:
Common stock	110,664	110,643	0	21

Total	$878,101	$185,625	$675,042	$17,434

The following table provides a reconciliation of assets measured at fair value on a recurring basis for securities using Level 3 inputs:

	Fair value measurements using Level 3 instruments only
		Net Gains and Losses
	Beginning		Included		Transfer
	balance at		in other		in and	Ending
	December 31,	Included	comprehensive	Purchases	(out) of	balance at
(dollars in thousands)	2007	in earnings	income	and sales	Level 3	March 31, 2008

Available-for-sale securities:
Fixed maturities	$10,941	$0	$(166)	$(229)	$0	$10,546
Preferred stock	5,858	(452)	(539)	2,000	0	6,867
Trading securities:
Common stock	21	0	0	0	0	21

Total	$16,820	$(452)	$(705)	$1,771	$0	$17,434

Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, at March 31, 2008, no transfers were made in or out of Level 3 inputs during the quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE (Continued)
For the period ended March 31, 2008 realized losses included in earnings totaled $0.5 million and are reported in the Consolidated Statements of Income. There were no unrealized gains or losses included in earnings at March 31, 2008 on Level 3 securities.
We have no assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.
Fair Value Option (SFAS 159)
Effective January 1, 2008, the Company adopted SFAS 159 for our common stock portfolio (See Note 2). The following table represents the December 31, 2007 carrying value of these assets, the transition adjustment booked to retained earnings and the carrying value as of January 1, 2008.

		Cumulative effect	January 1, 2008
	December 31, 2007	adjustment to	fair value
	(carrying value	January 1, 2008	(carrying value
(dollars in thousands)	prior to adoption)	retained earnings	after adoption)
Common stock	$108,090	$17,216	$108,090

Deferred tax adjustment		(6,025)

Carrying value, net of deferred tax adjustment		$11,191

The decrease in fair value for the first quarter of 2008, of $13.7 million was reported in realized (losses) gains on investments in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS
Fixed maturities and equity securities
Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include nonredeemable preferred stock at March 31, 2008 and common and preferred stock at December 31, 2007. The following tables summarize the cost and fair value of our available-for-sale securities:

	March 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Available-for-sale securities
Fixed maturities
U.S. treasuries and government agencies	$3,803	$405	$0	$4,208
Foreign government	1,997	52	0	2,049
Municipal securities	244,874	2,751	762	246,863
U.S. corporate debt	291,073	5,900	7,171	289,802
Foreign corporate debt	80,133	2,041	2,209	79,965
Mortgage-backed securities	9,700	563	157	10,106
Asset-backed securities	13,932	0	1,883	12,049

Total bonds	645,512	11,712	12,182	645,042
Redeemable preferred stock	14,358	317	247	14,428

Total fixed maturities	$659,870	$12,029	$12,429	$659,470

Equity securities
U.S. nonredeemable preferred stock	$107,192	$1,302	$5,511	$102,983
Foreign nonredeemable preferred stock	5,130	134	280	4,984

Total equity securities	$112,322	$1,436	$5,791	$107,967

Total available-for-sale securities	$772,192	$13,465	$18,220	$767,437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Fixed maturities
U.S. treasuries and government agencies	$4,406	$272	$0	$4,678
Municipal securities	247,412	2,314	358	249,368
U.S. corporate debt	324,218	5,231	5,921	323,528
Foreign corporate debt	83,335	2,175	1,106	84,404
Mortgage-backed securities	11,565	602	38	12,129
Asset-backed securities	16,329	0	2,189	14,140

Total bonds	687,265	10,594	9,612	688,247
Redeemable preferred stock	15,223	614	678	15,159

Total fixed maturities	$702,488	$11,208	$10,290	$703,406

Equity securities
U.S. common stock	$66,449	$12,754	$0	$79,203
Foreign common stock	24,408	4,549	70	28,887
U.S. nonredeemable preferred stock	108,018	1,978	4,960	105,036
Foreign nonredeemable preferred stock	5,130	250	236	5,144

Total equity securities	$204,005	$19,531	$5,266	$218,270

When a decline in the value of an investment is considered to be other-than-temporary by management, the investment is written down to fair value. Investment impairments are evaluated on an individual security basis. Adjustments to the carrying value of marketable preferred equity securities and fixed maturities that are considered impaired are recorded as realized losses in the Consolidated Statements of Operations.
Trading securities
Trading securities consist of our common stock portfolio. With the adoption of SFAS 159 as of January 1, 2008, any unrealized gains or losses on these securities are recorded as realized gains and losses in our Statement of Operations. See also Note 6 for further discussion.
The following table summarizes the cost and fair value of our common stock at March 31, 2008:

	March 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Trading securities
U.S. common stock	$77,654	$8,492	$5,326	$80,820
Foreign common stock	29,471	2,714	2,341	29,844

Total trading securities	$107,125	$11,206	$7,667	$110,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
The components of net realized losses and gains on investments as reported in the Consolidated Statements of Operations are included below. Impairment charges for the three months ended March 31, 2008 include securities primarily in the banking and financial services industries.

	Three months ended March 31,
(dollars in thousands)	2008	2007
Available-for-sale securities:
Fixed maturities
Gross realized gains	$1,294	$316
Gross realized losses	(138)	(109)
Impairment charges	(5,950)	(246)

Net realized losses	(4,794)	(39)

Equity securities
Gross realized gains	414	3,333
Gross realized losses	(2,334)	(997)
Impairment charges	(6,004)	(407)

Net realized (losses) gains	(7,924)	1,929

Trading securities:
Common stock
Gross realized gains	1,979	0
Gross realized losses	(1,777)	0
Valuation adjustments	(13,691)	0

Net realized losses	(13,489)	0

Limited partnerships:
Gross realized gains	3,541	0
Gross realized losses	(1,913)	0

Net realized gains	1,628	0

Net realized (losses) gains on investments	$(24,579)	$1,890

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Limited partnerships
For the three months ended March 31, 2008 our equity in earnings from these partnerships as reported in the Consolidated Statements of Operations totaled 17.9% of our pre-tax income. While we do not exert significant influence over any of these partnerships, because we account for them under the equity method of accounting, we are providing summarized financial information in the following tables as of March 31, 2008 and December 31, 2007. Amounts provided in the “recorded by partnerships” section of the table are presented using the latest available financial statements received from the partnerships.

	Recorded by Erie Indemnity Company
	as of and for the three months ended March 31, 2008
			Income (loss)
			recognized
			due to
			valuation	Net
			adjustments	income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for Erie Insurance Group	partnerships	recorded	partnerships	recorded
		(dollars in thousands)
Private equity:
Less than 10%	27	$81,962	$(1,545)	$5,527
Greater than or equal to 10% but less than 50%	5	6,131	(1,035)	1,131
Greater than or equal to 50%	1	4,285	0	0

Total private equity	33	92,378	(2,580)	6,658
Mezzanine debt:
Less than 10%	13	33,532	642	359
Greater than or equal to 10% but less than 50%	3	12,182	383	(139)
Greater than or equal to 50%	1	3,841	(132)	174

Total mezzanine debt	17	49,555	893	394
Real estate:
Less than 10%	19	96,292	(1,585)	3,627
Greater than or equal to 10% but less than 50%	9	31,107	52	421
Greater than or equal to 50%	7	21,176	(516)	614

Total real estate	35	148,575	(2,049)	4,662

Total limited partnerships	85	$290,508	$(3,736)	$11,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED
NOTE 7 — INVESTMENTS (Continued)

	Recorded by Partnerships
	as of and for the three months ended March 31, 2008
			Income (loss)
			recognized
			due to
			valuation
			adjustments
Investment percentage of partnership	Total	Total	by the
for Erie Insurance Group	assets	liabilities	partnerships	Net income
		(dollars in thousands)
Private equity:
Less than 10%	$22,012,263	$459,104	$1,394,936	$1,933,812
Greater than or equal to 10% but less than 50%	403,056	2,057	38,594	8,626
Greater than or equal to 50%	10,666	165	0	0

Total private equity	22,425,985	461,326	1,433,530	1,942,438
Mezzanine debt:
Less than 10%	4,990,285	1,513,451	(34,904)	458,319
Greater than or equal to 10% but less than 50%	487,154	163,647	(27,908)	88,791
Greater than or equal to 50%	25,851	8,859	89	5,545

Total mezzanine debt	5,503,290	1,685,957	(62,723)	552,655
Real estate:
Less than 10%	17,992,981	7,816,780	94,386	985,888
Greater than or equal to 10% but less than 50%	1,105,586	395,436	(4,890)	87,837
Greater than or equal to 50%	252,042	138,154	6,367	642

Total real estate	19,350,609	8,350,370	95,863	1,074,367

Total limited partnerships	$47,279,884	$10,497,653	$1,466,670	$3,569,460

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)

	Recorded by Erie Indemnity Company
	as of and for the year ended December 31, 2007
			Income (loss)
			recognized
			due to valuation
Investment percentage in partnership	Number of	Asset	adjustments	Net income
for Erie Insurance Group	partnerships	recorded	by the partnerships	(loss) recorded

			(dollars in thousands)

Private equity:
Less than 10%	35	$92,077	$7,468	$12,541
Greater than or equal to 10% but less than 50%	7	10,708	1,449	1,566
Greater than or equal to 50%	1	3,831	0	(76)

Total private equity	43	106,616	8,917	14,031
Mezzanine debt:
Less than 10%	13	30,841	109	3,446
Greater than or equal to 10% but less than 50%	3	10,493	(1,396)	3,243
Greater than or equal to 50%	1	3,533	207	926

Total mezzanine debt	17	44,867	(1,080)	7,615
Real estate:
Less than 10%	19	88,426	8,841	14,246
Greater than or equal to 10% but less than 50%	9	29,707	3,357	1,293
Greater than or equal to 50%	7	22,887	2,387	83

Total real estate	35	141,020	14,585	15,622

Total limited partnerships	95	$292,503	$22,422	$37,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)

	Recorded by Partnerships
	as of and for the year ended December 31, 2007
			Income (loss)
			recognized
			due to valuation
Investment percentage of partnership	Total	Total	adjustments	Net income
for Erie Insurance Group	assets	liabilities	by the partnerships	(loss)

		(dollars in thousands)

Private equity:
Less than 10%	$24,802,587	$558,874	$303,611	$2,836,059
Greater than or equal to 10% but less than 50%	416,487	2,232	65,969	3,836
Greater than or equal to 50%	10,349	25	0	(229)

Total private equity	25,229,423	561,131	369,580	2,839,666
Mezzanine debt:
Less than 10%	4,284,587	366,896	(95,681)	470,929
Greater than or equal to 10% but less than 50%	434,269	159,209	(34,872)	84,384
Greater than or equal to 50%	204,909	233	3,855	32,947

Total mezzanine debt	4,923,765	526,338	(126,698)	588,260
Real estate:
Less than 10%	23,626,981	14,153,607	766,150	629,172
Greater than or equal to 10% but less than 50%	1,106,697	401,752	15,824	49,592
Greater than or equal to 50%	260,058	140,389	9,234	2,108

Total real estate	24,993,736	14,695,748	791,208	680,872

Total limited partnerships	$55,146,924	$15,783,217	$1,034,090	$4,108,798

During the first quarter of 2008, we sold 10 private equity limited partnerships in the secondary market. Proceeds from these sales totaled $18.0 million from which we recognized $1.6 million in realized gains. The proceeds received from the sales will help to fund the remaining commitments of existing limited partnerships.
See also Note 13 for investment commitments related to limited partnerships.
Securities lending program
To generate additional investment revenue we participate in a program whereby marketable securities from our investment portfolio are lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral initially equal to 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the fair value of the securities loaned. The fair value of the securities on loan to each borrower is monitored daily by the third-party custodian and the borrower is required to deliver additional collateral if the fair value of the collateral falls below 100% of the fair value of the securities on loan.
We had loaned securities included as part of our invested assets with a fair value of $30.4 million and $29.4 million at March 31, 2008 and December 31, 2007, respectively. We have incurred no losses on the securities lending program since the program’s inception.
Cash equivalents are principally comprised of investments in bank money market funds and approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Bank line of credit
As of March 31, 2008 we have available a $75 million line of credit with a bank that expires on December 31, 2008. Borrowings on this line of credit were $75 million at March 31, 2008. Interest is charged on this line at the Federal Funds Rate (currently at 2.25%) plus 50 basis points. Bonds with a value of $100.5 million are held as collateral on the line at March 31, 2008. These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position. The bank requires compliance with certain covenants which include minimum net worth and leverage ratios. We are in compliance with all of these covenants at March 31, 2008.
NOTE 8 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL
EFL is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended March 31,
(dollars in thousands)	2008	2007
Revenues	$26,658	$40,575
Benefits and expenses	29,376	32,105
(Loss) income before income taxes	(2,718)*	8,470
Net (loss) income	(1,645)	6,315
Comprehensive (loss) income	(708)	8,680

*	In the first quarter of 2008, EFL recognized impairment charges of $14.9 million on fixed maturities and equity securities, primarily in the banking and finance industries. No impairment charges were recognized in the first quarter 2007.

	As of
	March 31,	December 31,
(dollars in thousands)	2008	2007
Investments	$1,493,030	$1,511,319
Total assets	1,749,080	1,744,704
Liabilities	1,476,401	1,471,317
Accumulated other comprehensive loss	(528)	(1,465)
Total shareholders’ equity	272,679	273,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — POSTRETIREMENT BENEFITS
The liabilities for the plans described in this note are presented in total for all employees of the Group. The gross liability for the pension plans is presented in the Consolidated Statements of Financial Position as employee benefit obligations. A portion of annual expenses related to the pension plans is allocated to related entities within the Group.
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan for certain members of the Erie Insurance Group retirement plan for employees (SERP) for executive and senior management. The components of net periodic benefit cost for our pension benefits are:

	Three months ended
	March 31,
(dollars in thousands)	2008	2007
Service cost	$3,102	$3,575
Interest cost	4,509	4,175
Expected return on plan assets	(6,042)	(5,100)
Amortization of prior service cost	108	100
Amortization of actuarial loss	2	350

Net periodic benefit cost	$1,679	$3,100

The decrease in the net periodic benefit cost of the pension plans is primarily due to change in discount rate to 6.62% for 2008 compared to 6.25% in 2007. Additionally, contributions made in the second quarter of 2007 have increased the asset market value and as a result, the expected returns on such assets have increased in 2008.
NOTE 10 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to us, of $0.4 million in each of the first quarters ended March 31, 2008 and 2007.
NOTE 11 — STATUTORY INFORMATION
Cash and securities with carrying value of $6.3 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements at March 31, 2008 and December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Three months ended March 31,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Net income	$29,977	$56,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,073	7,902
Deferred income tax (expense) benefit	(6,681)	9,070
Realized loss (gain) on investments	24,579	(1,890)
Equity in earnings of limited partnerships	(7,978)	(12,518)
Net amortization of bond premium	406	545
Undistributed losses (earnings) of Erie Family Life Insurance	272	(1,366)
Decrease in deferred compensation	(1,663)	(5,901)
Limited partnership distributions	29,616	15,776
(Increase) decrease in receivables and reinsurance recoverable from the Exchange and affiliates	(13,046)	42,772
Increase in prepaid expenses and other assets	(8,124)	(17,553)
Increase in accounts payable and accrued expenses	19,777	22,685
Decrease in accrued agent bonuses	(76,519)	(69,910)
Decrease in loss reserves	(9,477)	(24,661)
Decrease in unearned premiums	(3,965)	(5,333)

Net cash (used in) provided by operating activities	$(13,753)	$15,979

NOTE 13 — COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $129.0 million of additional funds in limited partnership investments at March 31, 2008. These commitments will be funded as required by the partnerships’ agreements through 2012. At March 31, 2008, the total commitment to fund limited partnerships that invest in private equity securities is $53.3 million, real estate activities is $47.8 million and mezzanine debt securities is $27.9 million. We expect to have sufficient cash flows not only from operations but also from cash inflows (distributions) from existing limited partnership investments, which have typically been strong in our experience, to meet these partnership commitments.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, cash flows or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 — VARIABLE INTEREST ENTITY
Erie Insurance Exchange (Exchange) is a reciprocal insurance company, domiciled in Pennsylvania, for which we serve as attorney-in-fact. We hold a variable interest in the Exchange, however, we are not the primary beneficiary as defined under Financial Accounting Standards Interpretation 46, “Consolidation of Variable Interest Entities.” We have a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.
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
Erie Insurance Exchange
Condensed statutory statements of operations

	Three months ended March 31,
(dollars in thousands)	2008	2007

Premiums earned	$887,492	$889,551
Losses, loss adjustment expenses and other underwriting expenses*	821,418	794,427

Net underwriting income	66,074	95,124
Total investment income**	30,229	136,646

Net income before federal income tax	96,303	231,770
Federal income tax expense	60,800	71,992

Net income	$35,503	$159,778

*	Includes management fees paid or accrued as payable to the Company.

**	In the first quarter of 2008, the Exchange recognized impairment charges of $104.9 million on fixed maturities and equity securities, primarily in the banking and finance industry sectors. Impairment charges in the first quarter 2007 were $6.0 million.
Erie Insurance Exchange
Condensed statutory statements of financial position

	As of
	March 31,	December 31,
(dollars in thousands)	2008	2007

Fixed maturities	$4,255,507	$4,353,977
Equity securities	2,878,432	3,016,607
Alternative investments	1,374,751	1,389,224
Other invested assets	302,559	168,189

Total invested assets	8,811,249	8,927,997
Other assets	1,142,810	1,033,852

Total assets	$9,954,059	$9,961,849

Loss and loss adjustment expense reserves	$3,400,175	$3,418,221
Unearned premium reserves	1,426,199	1,430,328
Accrued liabilities	406,574	345,776

Total liabilities	5,232,948	5,194,325
Total policyholders’ surplus	4,721,111	4,767,524

Total liabilities and policyholders’ surplus	$9,954,059	$9,961,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed statutory statements of cash flows

	Three months ended
	March 31,
(dollars in thousands)	2008	2007

Cash flows from operating activities
Premiums collected net of reinsurance	$869,975	$881,697
Losses and loss adjustment expenses paid	(518,634)	(498,225)
Management fee and expenses paid	(318,634)	(343,701)
Net investment income received	142,339	100,354
Federal income taxes and other expenses paid	(7,063)	(38,388)

Net cash provided by operating activities	167,983	101,737

Net cash used in investing activities	(15,801)	(73,835)

Net cash provided by (used in) financing activities	1,010	(15,785)

Net increase in cash and cash equivalents	153,192	12,117
Cash and cash equivalents-beginning of period	98,712	85,784

Cash and cash equivalents-end of period	$251,904	$97,901

NOTE 15 — SEGMENT INFORMATION
We operate our business as three reportable segments — management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 27, 2008. The management fee revenues received from the property/casualty insurance subsidiaries are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Summarized financial information for our operating segments is presented as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — SEGMENT INFORMATION (Continued)

	Three months ended March 31,
(dollars in thousands)	2008	2007

Management operations
Operating revenue
Management fee revenue	$229,599	$228,645
Service agreement revenue	7,391	7,418

Total operating revenue	236,990	236,063
Cost of management operations	191,660	190,385

Income before income taxes	$45,330	$45,678

Net income from management operations	$30,807	$31,581

Insurance underwriting operations
Operating revenue
Premiums earned:
Personal lines	$36,420	$35,800
Commercial lines	15,433	16,220
Reinsurance — nonaffiliates	73	(46)

Total premiums earned	51,926	51,974

Operating expenses
Losses and expenses:
Personal lines	32,192	30,831
Commercial lines	14,971	14,867
Reinsurance — nonaffiliates	683	657

Total losses and expenses	47,846	46,355

Income before income taxes	$4,080	$5,619

Net income from insurance underwriting operations	$2,773	$3,885

Investment operations
Investment income, net of expenses	$11,672	$13,978
Net realized (losses) gains on investments	(24,579)	1,890
Equity in earnings of limited partnerships	7,978	12,518

Total investment (loss) income-unaffiliated	$(4,929)	$28,386

Net (loss) income from investment operations	$(3,350)	$19,625

Equity in (losses) earnings of EFL, net of tax	$(253)	$1,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2008	2007

Segment revenues, excluding investment operations	$288,916	$288,037
Elimination of intersegment management fee revenues	(12,628)	(12,625)

Total operating revenues	$276,288	$275,412

Segment operating expenses	$239,506	$236,740
Elimination of intersegment management fee revenue	(12,628)	(12,625)

Total operating expenses	$226,878	$224,115

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries’ 5.5% share of the intersegment management fees paid to us.
The growth rate of policies in force, policy retention (the percentage of policyholders eligible for renewals who have renewed their policies measured on a twelve-month rolling basis) and average premium per policy trends directly impact our management operations and insurance underwriting operating segments. Below is a summary of each major line of business for the Property and Casualty Group.
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate
12/31/2006	1,633,882	(0.4)%	1,377,965	1.8%	301,497	5.2%	3,313,344	1.0%
03/31/2007	1,635,714	0.0	1,384,856	2.1	305,591	5.4	3,326,161	1.3
06/30/2007	1,644,561	0.4	1,398,034	2.3	311,761	5.9	3,354,356	1.7
09/30/2007	1,649,801	0.8	1,408,114	2.5	316,786	6.2	3,374,701	2.0
12/31/2007	1,651,234	1.1	1,413,712	2.6	321,431	6.6	3,386,377	2.2
03/31/2008	1,655,869	1.2	1,420,250	2.6	325,926	6.7	3,402,045	2.3

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate
12/31/2006	119,801	0.9%	218,542	2.4%	53,923	(4.1)%	92,687	2.7%	484,953	1.3%
03/31/2007	119,907	1.1	219,300	2.3	53,498	(3.2)	92,857	2.8	485,562	1.5
06/30/2007	121,587	1.8	223,670	3.0	53,955	(1.7)	94,612	3.3	493,824	2.2
09/30/2007	122,154	2.2	226,302	3.9	54,341	(0.1)	96,167	3.8	498,964	3.0
12/31/2007	122,558	2.3	228,214	4.4	54,720	1.5	96,464	4.1	501,956	3.5
03/31/2008	122,882	2.5	229,577	4.7	54,927	2.7	96,511	3.9	503,897	3.8

*	CML = Commercial

Date	Total All Lines	12-mth. growth rate
12/31/2006	3,798,297	1.0%
03/31/2007	3,811,723	1.3
06/30/2007	3,848,180	1.8
09/30/2007	3,873,665	2.1
12/31/2007	3,888,333	2.4
03/31/2008	3,905,942	2.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — SEGMENT INFORMATION (Continued)
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines
12/31/2006	90.8%	87.7%	89.4%	86.0%	85.7%	87.1%	89.5%
03/31/2007	91.0	88.0	89.7	86.1	86.2	87.2	89.7
06/30/2007	91.1	88.1	89.9	86.0	86.3	87.6	89.9
09/30/2007	91.3	88.2	90.1	86.1	86.8	87.5	90.0
12/31/2007	91.5	88.2	90.3	86.0	86.8	87.8	90.2
03/31/2008	91.6	88.4	90.5	86.5	87.6	87.9	90.4

*	CML = Commercial
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change
12/31/2006	$1,110	(5.5)%	$526	(3.1)%	$349	0.3%	$797	(5.2)%
03/31/2007	1,100	(5.3)	524	(2.8)	349	0.0	791	(4.9)
06/30/2007	1,094	(4.0)	520	(2.8)	351	0.9	786	(3.9)
09/30/2007	1,093	(2.6)	519	(2.1)	352	1.1	783	(2.9)
12/31/2007	1,092	(1.6)	518	(1.5)	353	1.1	782	(1.9)
03/31/2008	1,091	(0.8)	518	(1.1)	354	1.4	781	(1.3)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change
12/31/2006	$2,687	(3.4)%	$5,985	(3.7)%	$1,657	(2.8)%	$2,393	(4.3)%	$1,001	(4.8)%
03/31/2007	2,664	(4.1)	5,914	(5.7)	1,641	(4.0)	2,365	(5.4)	991	(5.1)
06/30/2007	2,627	(3.8)	5,901	(3.9)	1,616	(3.6)	2,333	(4.5)	984	(4.1)
09/30/2007	2,600	(3.9)	5,780	(4.4)	1,592	(4.6)	2,295	(5.0)	978	(3.3)
12/31/2007	2,577	(4.1)	5,602	(6.4)	1,581	(4.6)	2,262	(5.5)	973	(2.8)
03/31/2008	2,568	(3.6)	5,453	(7.8)	1,576	(4.0)	2,240	(5.3)	969	(2.2)

*	CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 27, 2008. The following discussion of financial results focuses heavily on our three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Item 1, Note 15 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of our Consolidated Statements of Operations.
Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not in the present or past tense and can generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “plan,” “project,” “seek,” “should,” “target,” “will,” and other expressions that indicate future trends and events. Forward-looking statements include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Examples of such statements are discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volumes, and agency appointments. Such statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the risks and uncertainties that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements are the following: factors affecting the property/casualty and life insurance industries generally, including price competition, legislative and regulatory developments, government regulation of the insurance industry including approval of rate increases, the size, frequency and severity of claims, natural disasters, exposure to environmental claims, fluctuations in interest rates, inflation and general business conditions; the geographic concentration of our business as a result of being a regional company; the accuracy of our pricing and loss reserving methodologies; changes in driving habits; our ability to maintain our business operations including our information technology system; our dependence on the independent agency system; the quality and liquidity of our investment portfolio; our dependence on our relationship with Erie Insurance Exchange; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including those described in Part I, “Item 1A. Risk Factors” of the 2007 Form 10-K, which information is incorporated by reference, updated by Part II, “Item 1A. Risk Factors” of this Form 10-Q. A forward-looking statement speaks only as of the date on which it is made and reflects the Company’s analysis only as of that date. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We serve as the attorney-in-fact for the policyholders of Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate predominantly as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, and our three property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through nearly 2,000 independent agencies comprising over 8,500 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and Erie Family Life Insurance Company (EFL), operate collectively as the Erie Insurance Group.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
OVERVIEW
The financial information presented herein reflects our management operations from serving as attorney-in-fact for the Exchange, our insurance underwriting results from our wholly-owned subsidiaries (EIC, EINY and EIPC) and our investment operations. The bases of calculations used for segment data are described in more detail in Item 1, Note 15 in the Notes to Consolidated Financial Statements.
Segment Results

	Three months ended March 31,
(dollars in thousands, except per share data)	2008	2007	% Change
		(Unaudited)
Income from management operations	$45,330	$45,678	(0.8)%
Underwriting income	4,080	5,619	(27.4)
Net revenue from investment operations	(5,201)	29,752	NM

Income before income taxes	44,209	81,049	(45.5)
Provision for income taxes	14,232	24,688	(42.4)

Net income	$29,977	$56,361	(46.8)

Net income per share — diluted	$0.51	$0.88	(42.4)%

NM = not meaningful
KEY POINTS
•	Decrease in net income per share-diluted in the first quarter of 2008 was impacted by net realized losses on investments due to $13.7 million of changes in fair value on our common stock as a result of adopting SFAS 159 and $11.9 million of impairment charges.

•	Gross margins from management operations decreased to 19.1% in the first quarter of 2008 from 19.4% in the first quarter of 2007.

•	GAAP combined ratios of the insurance underwriting operations increased to 92.1% in the first quarter of 2008 from 89.2% in the first quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The property/casualty insurance industry is in a strong financial position, however, it continues to be faced with the negative indications of a generally softening underwriting cycle and an unsteady economy. The industry is forecasting overall premium rate reductions and continued increases in the combined ratio in 2008. The cyclical nature of the insurance industry has a direct impact on our income from management operations as our management fee revenues are based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Our management fee revenue reflected minimal growth of 0.4%, as direct written premiums of the Property and Casualty Group were flat in the first quarter of 2008 compared to the first quarter of 2007.
Cost of management operations increased 0.7% to $191.7 million in the first quarter of 2008 driven by an increase in personnel costs. Our estimate for growth in non-commission operating costs is about 9% for 2008 as we plan to invest significantly in information technology during the second half of the year.
The insurance underwriting operations continued to experience favorable development of prior accident year loss and loss adjustment expense reserves, the extent of which was not as great as the first quarter of 2007. We had a slight increase in catastrophe losses in the first quarter of 2008 compared to the first quarter of 2007.
Concerns persist surrounding the credit markets and more specifically the financial services industry. We continue to evaluate potential other-than-temporary impairments on our bond and preferred stock portfolios. The impairment charges we recognized in the first quarter of 2008 of $11.9 million were the result of writedowns in value due to continued declines in fair value and credit deterioration on certain of our bonds and preferred stock in the financial services industry sector. The majority of the impairments relate to securities that are performing in line with anticipated or contractual cash flows.
Effective January 1, 2008, we adopted SFAS 159 for our common stock portfolio. As a result of adopting this standard, all changes in the fair value of our common stock are now reflected in our Consolidated Statements of Operations. We recognized $13.7 million of unrealized losses on common stocks in the first quarter of 2008.
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three months ended March 31,
(dollars in thousands)	2008	2007	% Change
		(Unaudited)
Management fee revenue	$229,599	$228,645	0.4%
Service agreement revenue	7,391	7,418	(0.4)

Total revenue from management operations	236,990	236,063	0.4
Cost of management operations	191,660	190,385	0.7

Income from management operations	$45,330	$45,678	(0.8)%

Gross margin	19.1%	19.4%

KEY POINTS
•	The management fee rate was 25% in the first quarters of 2008 and 2007.

•	Direct written premiums of the Property and Casualty Group were flat in the first quarter of 2008 compared to the first quarter of 2007.
•	Year-over-year policies in force grew 2.5%, or 94,219 policies, to 3,905,942 at March 31, 2008 compared to year-over-year growth of 50,223 policies in the first quarter of 2007.

•	Year-over-year average premium per policy was $969 and $991 at March 31, 2008 and 2007, respectively, a decrease of 2.2%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	During the first quarter of 2008, premium rate changes resulted in a $9.0 million decrease in written premiums.
•	Service agreement revenue continued to reflect the shift to the no-fee single payment plan as a result of a discount in pricing offered for paid-in-full policies.

•	Commission costs decreased 0.8% and costs other than commissions increased 4.0% in the first quarter.
•	Estimates for agent bonuses and other incentives decreased $2.9 million, offset by a $1.3 million increase in scheduled rate commissions compared to the first quarter of 2007.

•	Personnel costs increased 9.0% to $37.0 million in the first quarter of 2008 compared to $33.9 million in the first quarter of 2007 primarily as a result of increases in the management incentive plan and executive severance costs.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended March 31,
(dollars in thousands)	2008	2007	% Change
		(Unaudited)
Private passenger auto	$436,999	$434,705	0.5%
Homeowners	151,137	148,371	1.9
Commercial multi-peril	114,975	115,054	(0.1)
Workers compensation	84,857	91,905	(7.7)
Commercial auto	82,870	83,166	(0.4)
All other lines of business	47,558	44,977	5.7

Property and Casualty Group direct written premiums	$918,396	$918,178	0.0%
Management fee rate	25.00%	25.00%

Management fee revenue, gross	$229,599	$229,545	0.0%
Change in allowance for management fee returned on cancelled policies*	0	(900)	NM

Management fee revenue, net of allowance	$229,599	$228,645	0.4%

NM = not meaningful

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. The management fee rate was set at 25%, the maximum rate, for both 2008 and 2007. In the first quarter of 2008, there was no change in the allowance for management fees returned on cancelled policies as the rate of cancellations remained fairly consistent. The policy retention ratio improved slightly for all lines of business to 90.4% at March 31, 2008 from 90.2% at December 31, 2007. In the first quarter of 2007, although mid-term cancellations of policies for the Property and Casualty Group continued to trend downward, the seasonal effects on the unearned premium reserve resulted in an increase in the allowance for management fees returned on cancelled policies in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Direct written premiums of the Property and Casualty Group were $918.4 million in the first quarter of 2008 reflecting reductions in average premium offset by an increase in policies in force. Total year-over-year policies in force increased by 2.5% to 3,905,942 at March 31, 2008. Growth in policies in force is the result of continuing improvements in policyholder retention and increased new policies sold. The year-over-year average premium per policy declined 2.2% to $969 at March 31, 2008 from $991 at March 31, 2007. The impact of these rate decreases is seen primarily in the renewal premiums.
We continuously evaluate pricing and estimate that those pricing actions approved, filed and contemplated for filing could reduce the direct written premiums of the Property and Casualty Group by approximately $23.2 million during 2008, of which approximately $9.0 million occurred in the first quarter of 2008. The most significant rate reductions effective in 2008 are in workers compensation in Pennsylvania and homeowners in Maryland. Segmented pricing in auto and home, where we offer lower prices to better risks, has accelerated the decline in average premium per policy.
Premiums generated from new business increased 3.3% to $94.5 million from $91.5 million in the first quarter of 2008 as compared to 2007. Underlying the trend in new business premiums is an increase in new business policies in force of 4.8% to 463,478 at March 31, 2008 from 442,313 at March 31, 2007, while the year-over-year average premium per policy on new business increased 3.4% to $872 at March 31, 2008 from $843 at March 31, 2007.
Premiums generated from renewal business decreased 0.3% to $823.9 million from $826.7 million at March 31, 2008 and 2007, respectively. Renewal policies in force increased 2.2% to 3,442,464 from 3,369,410, while the year-over-year average premium per policy on renewal business decreased 2.8% to $982 from $1,011 for the same respective periods in 2008 and 2007.
Personal lines — Despite overall increases in the average premium per policy and policies in force, the Property and Casualty Group’s personal lines new business premiums written decreased 0.4% to $58.6 million in the first quarter of 2008. Homeowners new business premiums written decreased 6.8% primarily in the states of Pennsylvania, Maryland and Ohio. The year-over-year average premium per policy on personal lines new business increased 0.8% to $689 at March 31, 2008 from $684 at March 31, 2007. Personal lines new policies in force increased 3.1% to 377,529 at March 31, 2008 compared to March 31, 2007 and decreased 0.4% from December 2007.
Private passenger auto new premiums written increased 2.1% to $38.2 million during the first quarter of 2008 driven by a 6.0% increase in new business policies in force to 158,380. The private passenger auto new business year-over-year average premium per policy decreased 0.1% to $1,026 at March 31, 2008. An incentive program that was implemented in July 2006 to stimulate policy growth has contributed to the increase in new business policies in force. Under the program, eligible agents receive a $50 bonus on each new private passenger auto policy. This program is scheduled to run through June 30, 2008. Homeowners new business premium decreased to $15.9 million in the first quarter of 2008 from $17.0 million in the first quarter of 2007. Homeowners new policies in force decreased 0.8% to 167,052, while the year-over-year average premium per policy on homeowners new business decreased 0.4%.
Renewal premiums written on personal lines policies increased during the first quarter of 2008 to $556.4 million from $549.4 million, or 1.3%.The impact of rate reductions was offset by improving policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business decreased 1.5% to $792 at March 31, 2008 from $804 at March 31, 2007. The policy retention ratio for private passenger auto improved to 91.6% at March 31, 2008, from 91.5% at December 31, 2007 and 91.0% at March 31, 2007.
Commercial lines - The commercial lines new business premiums written increased 9.8% to $35.7 million in the first quarter of 2008 from $32.5 million in the first quarter of 2007. Commercial lines new policies in force increased 12.8% to 85,949 at March 31, 2008, while the average premium per policy on commercial lines increased 4.1%. Factors contributing to the increase in new commercial lines premiums written in 2008 include more proactive communications between us and our commercial agents, continued refinement and enhancements to our quote processing systems and our use of more refined pricing based on predictive modeling. The increase in the average premium per policy on commercial lines new business resulted from certain commercial multi-peril pricing actions that increased rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Renewal premiums for commercial lines decreased 3.5% to $267.5 million from $277.3 million in the first three months of 2008 compared to 2007. While renewal policies in force increased 2.1% to 417,948 at March 31, 2008, the year-over-year average premium per policy on commercial lines renewal business declined 5.9% due primarily to the workers compensation and commercial multi-peril line of business trends.
Future trends — premium revenue — We are continuing our efforts to grow premiums and improve our competitive position in the marketplace. Our new policy growth was influenced somewhat by the timing of our annual sales contests for our independent agents. These contests are intended to generate policy sales through various annual promotional incentives and recognition awards. These spring annual sales contests in 2008 did not begin until April, nearly one month later than their start date in 2007. Thus the spring contests had less of an impact on the number of policies placed in the first quarter of 2008 as compared to the first quarter of 2007. Also contributing to our current and future growth is the continued expansion of our agency force as new agents build up their books of business with the Property and Casualty Group. We appointed 46 new agencies in the first three months of 2008, for a total of 1,990 agencies at March 31, 2008. We expect to meet our goal of appointing 140 new agencies in 2008. In 2007, we appointed 214 new agencies. As previously announced, with West Virginia’s workers compensation system transitioning to an open-market system in July 2008, the Property and Casualty Group is preparing to begin writing workers compensation business in West Virginia in 2008 once that occurs.
Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written by the Property and Casualty Group. The service charges are fixed dollar amounts per billed installment. Gross service agreement revenue amounted to $7.0 million for the quarters ended March 31, 2008 and 2007. Effective March 1, 2008, we introduced late payment and policy reinstatement fees where permitted on policyholder accounts that are past due or lapsed in coverage due to non-payment of premiums. Service agreement revenue is expected to increase $4.5 million in 2008 as a result of these new fees. This estimate is based on current policyholder late payment patterns, which may be influenced by these fees, and therefore could reduce this estimate once fully implemented.
Cost of management operations

	Three months ended March 31,
(in thousands)	2008	2007	% Change

	(Unaudited)
Commissions	$129,758	$130,849	(0.8)%

Personnel costs	36,975	33,913	9.0
Survey and underwriting costs	5,915	6,285	(5.9)
Sales and policy issuance costs	5,594	5,233	6.9
All other operating costs	13,418	14,105	(4.9)

Non-commission expense	61,902	59,536	4.0

Total cost of management operations	$191,660	$190,385	0.7%

KEY POINTS
•	Included in the $1.1 million decrease in commissions are:
•	a decrease in the estimate for agent bonuses of $2.6 million in the first quarter of 2008, offset by

•	an increase in normal and accelerated rate commissions of $1.3 million, or 1.2% to $109.8 million, in the first quarter of 2008 driven by an increase in certain workers compensation commission rates and higher accelerated commissions due to more newly appointed agents, and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	an increase in promotional incentives of $0.7 million for a contest that began in October 2007.
•	Driving the 9.0% increase in personnel costs in the first quarter of 2008 compared to 2007 is an increase of $1.8 million in the estimate of management incentive plan expense coupled with a $1.1 million charge for executive severance costs. Excluding the severance charge, personnel costs rose 5.7%.

•	All other operating costs decreased 4.9% driven by a $1.4 million decrease in professional fees.
Commissions — Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended March 31,
(in thousands)	2008	2007	% Change

	(Unaudited)
Scheduled rate commissions	$108,824	$107,963	0.8%
Accelerated rate commissions	970	513	89.1
Agent bonuses	17,774	21,328	(16.7)
Promotional incentives	761	93	NM
$50 private passenger auto bonus	1,429	1,452	(1.6)
Change in commissions allowance for mid-term policy cancellations	0	(500)	NM

Total commissions	$129,758	$130,849	(0.8)%

NM = not meaningful
Scheduled and accelerated rate commissions —The direct written premiums of the Property and Casualty Group remained flat in the first quarter of 2008 compared to the first quarter of 2007. The increase in scheduled rate commissions is reflective of an increase in certain workers compensation commission rates which became effective August 1, 2007 in certain states, and added $0.6 million of commission expense in the first quarter of 2008.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years of operations. Accelerated rate commissions increased during the first quarter of 2008 as expected given the additional new agency appointments in recent years as part of our growth strategy. We appointed 65 new agencies in 2005, 139 in 2006 and 214 in 2007. In the first quarter of 2008 we appointed another 46 new agencies and expect to appoint a total of 140 for the year. As new agency appointments continue, accelerated commissions are expected to increase.
Agent bonuses — Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior year’s actual underwriting data by agency combined with the current year-to-date actual data. The decrease in the estimate for agent bonuses in the first quarter of 2008 reflects a reduction in our estimate of the profitability component of the bonus. The agent bonus award is estimated at almost $70 million for 2008. Of this estimate, $67.5 million represents the profitability component and $2.5 million represents the growth component.
$50 personal auto bonus — In July 2006, an incentive program was implemented that is scheduled to run through June 30, 2008 that pays a $50 bonus to agents for each qualifying new private passenger auto policy issued. The cost of this program for the first three months of 2008 was $1.4 million. These incentive program costs are expected to approximate $2.8 million for 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other costs of management operations — The cost of management operations excluding commission costs increased 4.0% for the first quarter of 2008. Personnel costs, which are the second largest component in the cost of management operations, increased 9.0%, or $3.1 million in the first quarter of 2008. Expense for our management incentive plans increased $1.8 million primarily due to changes in market value on our estimated number of shares to be paid under the long-term incentive plan along with an increase in the estimates for performance improvements against targets as compared to the peer group of companies. The first quarter of 2008 also includes a $1.1 million charge for severance costs for an executive officer who resigned during the quarter. Salaries and wages increased $0.2 million as a result of a 5.7% increase in average pay rates offset by lower staffing levels. All other operating costs decreased 4.9% primarily due to a $1.4 million decrease in professional fees.
Future trends — cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting and policy issuance activities performed by the Company for the Property and Casualty Group. Our estimate for growth in non-commission operating expenses for the year 2008 is 9%. While efforts will continue to manage controllable expenses, such as salaries and wages, much of the increase will be expended on information technology initiatives in 2008 as we begin the replacement of our policy administration systems in the second half of the year.
Insurance Underwriting Operations
Our insurance underwriting operations originate through direct business of our property/casualty insurance subsidiaries but net underwriting results are a product of the intercompany reinsurance pooling agreement between our subsidiaries and the Erie Insurance Exchange.

	Three months ended March 31,
(in thousands)	2008	2007	% Change

	(Unaudited)
Premiums earned	$51,926	$51,974	(0.1)%

Losses and loss adjustment expenses incurred	33,760	32,234	4.7
Policy acquisition and other underwriting expenses	14,086	14,121	(0.2)

Total losses and expenses	47,846	46,355	3.2

Underwriting income	$4,080	$5,619	(27.4)%

KEY POINTS
•	Earned premiums declined slightly in the first quarter of 2008 reflecting the trend of rate decreases.

•	Development of prior accident year loss reserves continued to be favorable improving the loss ratio 5.3 points, or $2.7 million, in the first quarter 2008 compared to an improvement of 10.3 points for the first quarter of 2007. This development is reflective of improved severity trends.

•	Catastrophe losses contributed 1.6 points and 0.5 points to the GAAP combined ratio in the first quarters of 2008 and 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three months ended March 31,
Profitability Measures	2008	2007

Erie Indemnity Company GAAP loss and LAE ratio*	65.0%	62.0%
Erie Indemnity Company GAAP combined ratio*	92.1	89.2
P&C Group statutory combined ratio	93.0	89.6
P&C Group adjusted statutory combined ratio**	88.9	85.5
Direct business:
Personal lines adjusted statutory combined ratio	85.3	81.8
Commercial lines adjusted statutory combined ratio	91.7	88.7

Prior accident year reserve development — redundancy	(5.3)	(10.3)
Prior year salvage and subrogation recoveries collected	(3.3)	(3.1)

Total loss ratio points from prior accident years	(8.6)%	(13.4)%

*	The GAAP loss and LAE ratio and the combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums for our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments.

**	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, was $2.7 million and $5.4 million, and improved the loss ratio by 5.3 points and 10.3 points in the first quarters of 2008 and 2007, respectively. The favorable development in both 2008 and 2007 is primarily the result of sustained improved severity trends on automobile bodily injury and on uninsured/underinsured motorist (UM/UIM) bodily injury. Overall, loss costs for private passenger auto have remained relatively flat, with the exception of bodily injury costs, which have increased. The first quarter of 2007 reflects results from claims initiatives and changes in the way these claims were settled in Pennsylvania.
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $0.8 million and $0.3 million in the first quarters of 2008 and 2007, respectively. Catastrophes in the first quarter of 2008 included wind, rain and hail storms in the states of Virginia, Tennessee and Pennsylvania. Catastrophe losses contributed 1.6 points and 0.5 points to the GAAP combined ratio in the first quarters of 2008 and 2007, respectively. Underwriting losses are seasonally higher in the second and fourth quarters and as a consequence, our combined ratio generally increases as the year progresses. In the first quarter of 2008, our share of the reduction to incurred but not reported reserves related to seasonality adjustments was $3.5 million, compared to $3.3 million in the first quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investment Operations

	Three months ended March 31,
(in thousands)	2008	2007	% Change

		(Unaudited)
Net investment income	$11,672	$13,978	(16.5)%
Net realized (losses) gains on investments	(24,579)	1,890	NM
Equity in earnings of limited partnerships	7,978	12,518	(36.3)
Equity in (losses) earnings of EFL	(272)	1,366	NM

Net (loss) revenue from investment operations	$(5,201)	$29,752	NM

NM = not meaningful
KEY POINTS
•	Net investment income decreased 16.5% for the quarter due to lower invested asset balances as a result of our continued share repurchase activity.

•	Net realized losses on investments include $11.9 million of impairment charges in the first quarter of 2008, and $13.7 million of unrealized losses on common equity securities recognized as a result of adopting SFAS 159. Impairment charges were $0.7 million in the first quarter of 2007.

•	Equity in earnings of limited partnerships decreased $4.5 million in the first quarter of 2008 as a result of a general slow-down in the real estate market.
Net realized gains and losses on investments included impairment charges of $11.9 million on fixed maturities and preferred stock in the first quarter of 2008. Included in these amounts were impairment charges on preferred stock of $6.0 million for the three months ended March 31, 2008. Impairment charges on fixed maturities totaled $5.9 million for the three months ended March 31, 2008. Impairment charges were taken on securities in the financial services industry sector due to continued declines in fair value and credit deterioration that occurred in the first quarter of 2008. We adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) as of January 1, 2008. We elected to report common stock at fair value, with changes in value reported in earnings. The adoption of SFAS 159 resulted in an increase to January 1, 2008 retained earnings of $11.2 million ($17.2 million pretax). In the first quarter of 2008, valuation losses on common stock that were reported in earnings were $13.7 million. See Note 6 to the Consolidated Financial Statements for additional information.
Private equity and mezzanine debt limited partnerships generated earnings of $5.4 million and $6.0 million for the quarters ended March 31, 2008 and 2007, respectively. Real estate limited partnerships generated earnings of $2.6 million and $6.5 million in the first quarters of 2008 and 2007, respectively. Although we have no direct exposure, the reduced valuation adjustments recorded by our real estate limited partnerships are the result of a general slow-down in the real estate market, primarily due to the subprime mortgage situation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At March 31, 2008, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $862 million, or 30.2%, of total assets.
Our investments are subject to certain risks, including interest rate and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 56.2% and 63.2% of invested assets at March 31, 2008 and December 31, 2007, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
We continually review the fixed maturity and preferred stock portfolios to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. In addition to specific factors, other factors considered in our review of investment valuation are the length of time and amount the fair value is below cost.
For fixed maturity and preferred stock investments, we individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred. (See “Analysis of Investment Operations” section herein.)
If our policy for determining the recognition of impaired positions were different, our Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.
We adopted SFAS 157 “Fair Value Measurement” during the first quarter of 2008. This standard did not require us to make any changes to our valuation methods. Furthermore, our use of Level 3 or “Unobservable inputs” accounted for less than 2% of our available-for-sale and trading securities at March 31, 2008.
Fixed maturities
We continue to monitor the municipal bond market and the effect of recent downgrades by rating agencies specific to certain municipal bond insurers. Our municipal bond portfolio accounts for $246.9 million, or 37.4%, of the total fixed maturity portfolio. Insurance enhanced municipal bonds total 81.7% of the total municipal bond portfolio. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Our municipal bond portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall credit quality rating of our municipal bond portfolio is AA. The overall credit quality rating of our municipal bond portfolio giving no effect to insurance is AA-.
Approximately 4.2%, or $27.7 million, of our fixed maturities portfolio is invested in structured products. Our structured product portfolio is highly rated with an average rating of A+ or higher. We continually monitor these investments for material declines in quality and value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Trading securities
Effective January 1, 2008, we adopted SFAS 159 for our common stock portfolio. As a result of adopting this standard, all changes in value for our common stock previously recorded through other comprehensive income on our Consolidated Statements of Financial Position are now reflected in realized gains and losses in our Consolidated Statements of Operations. A one-time cumulative-effect adjustment of $11.2 million, net of tax, was recorded as an increase to retained earnings with an offsetting reduction to other comprehensive income on January 1, 2008.
Property/casualty loss reserves
Loss reserves are established to account for the estimated ultimate costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.
Among the factors that may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts are: unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs whose cost is significantly different from that seen in the past, and claims patterns on current business that differ significantly from historical claims patterns.
Loss and loss adjustment expense reserves are presented in our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC. Our property/casualty insurance subsidiaries wrote about 16% of the direct property/casualty premiums of the Property and Casualty Group during the first three months of 2008. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset in our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of
	March 31,	December 31,
(in thousands)	2008	2007

Gross reserve liability:
Private passenger auto	$307,445	$321,320
Pre-1986 automobile catastrophic injury	194,482	192,764
Homeowners	29,251	28,506
Workers compensation	151,172	146,402
Workers compensation catastrophic injury	103,478	108,589
Commercial auto	75,392	79,848
Commercial multi-peril	77,818	75,169
All other lines of business	78,016	73,933

Gross reserves	1,017,054	1,026,531
Reinsurance recoverables	826,146	834,453

Net reserve liability	$190,908	$192,078

The reserves that have the greatest potential for variation are the catastrophic injury liability reserves. There are currently about 300 claimants requiring lifetime medical care, of which less than 150 involve catastrophic injuries. The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $542.2 million at March 31, 2008, which is net of $176.6 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net catastrophic injury liability reserves is $29.8 million at March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Off-balance sheet arrangements
There are no off-balance sheet obligations related to the variable interest we have in the Exchange. Any liabilities between the Exchange and us are recorded in our Consolidated Statements of Financial Position. We have no other material off-balance sheet obligations or guarantees, other than the limited partnership investment commitments discussed in Note 13 to the Consolidated Financial Statements herein.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs. We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build the investment portfolio. We also maintain liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments.
Our primary sources of cash flows from operations are generated from our net management revenues and by collecting and investing in premiums from new and renewal business in advance of paying claims. Management fees from the Exchange represented 80% of our total revenues for the first quarter of 2008. Cash outflows are variable because settlement dates for claim payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect on us of this volatility is mitigated by the intercompany reinsurance pooling arrangement. The cash flow requirements for claims have not historically been significant to our liquidity. Historically, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% is paid out within a five year period. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.
Net cash used in our operating activities was $13.8 million in the first quarter of 2008. In the first quarter of 2007, we generated net positive cash flows from operating activities of $16.0 million. Despite management fee revenues being consistent with the first quarter of 2007 levels, cash received from management fees in the first quarter 2008 were lower than in the first quarter 2007 due to cash settlement practices. Cash paid in the first three months of 2008 for agent bonuses was $94.4 million, of which $94.1 million was accrued at December 31, 2007.
We borrowed $75.0 million on our new line of credit in the first quarter of 2008 for certain intercompany cash settlement needs. Interest on this line is charged based on the Federal Funds Rate (currently 2.25%) plus 50 basis points. This amount is expected to be repaid by December 2008.
During the first quarter of 2008, we repurchased 1,204,651 shares of our outstanding Class A common stock in conjunction with the continuation of our stock repurchase plan that was authorized in February 2006. The shares were purchased at a total cost of $60.9 million of which $29.5 million occurred on March 31, 2008 which will be settled in cash in April. In April 2008 our Board of directors authorized an additional $100  million of repurchases under this plan through June 30, 2009. (See Part II of Item 2. Issuer Purchases of Equity Securities.)
CRITICAL ACCOUNTING ESTIMATES
We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, reserves for property/casualty insurance unpaid losses and loss adjustment expenses and retirement benefits. While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided. Our most critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to the policies surrounding these estimates since that time.

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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. At March 31, 2008, the Exchange had $4.7 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1. We believe the Exchange’s capital levels are very strong.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Note 14 to the Consolidated Financial Statements herein.
Insurance premium rate actions
The changes in premium rates of the Property and Casualty Group directly affect direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and also have a direct bearing on management fees. Rate reductions have been implemented and continue to be sought in 2008 by the Property and Casualty Group. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2008, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management estimates that pricing actions approved, filed and awaiting approval or contemplated through 2008, will reduce premiums for the Property and Casualty Group by $14.2 million through the remainder of the year for a total of $23.2 million in 2008. Given our experience and the potential turn in the market, we continue to project rate increases of about 2% to 3% overall that will affect our 2009 pricing.
The Property and Casualty Group continues refining its pricing segmentation model for the private passenger auto and homeowners lines of business. The refined rating plans include significantly more pricing segments than the former plans, providing us greater flexibility in pricing for policyholders with varying degrees of risk. Refining pricing segmentation should enable us to provide more competitive rates to policyholders with varying risk characteristics, as risks can be more accurately priced over time. The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders. These outcomes will then impact the Property and Casualty Group’s premium dollars and ultimately our management fee revenue.
Policy growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affect the profitability of our management operations. The continued focus on underwriting discipline and maturing of our pricing segmentation model has contributed to growth in new policies in force and improved retention ratios. The continued growth of the policy base of the Property and Casualty Group is dependent upon its ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group and, consequently, lower management fees for us.

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
Market volatility
With the adoption of SFAS 159 as of January 1, 2008, all changes to unrealized gains and losses on the common stock portfolio are recognized in investment income as net realized gains or losses in the Consolidated Statements of Operations. The fair value of the common stock portfolio is subject to fluctuation from period to period resulting from changes in prices. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income in 2008 and beyond. See Note 6 to the Consolidated Financial Statements for a discussion of the adoption of SFAS 159.
Information technology development
During 2008, we are carrying out a broad program of initiatives to enhance the functionality of our legacy processing and agency interface systems aimed at improving the ease of doing business, enhancing agent and employee productivity and access to information. We are also continuing in 2008 a program to evaluate policy administration system replacement alternatives which we initiated in 2007. In the second half of 2008 we anticipate information technology expense of about $10 million related to the start of major upgrades to our information technology systems. As this development progresses, amounts could be materially different than our initial estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2007 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the three months ended March 31, 2008. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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
Our investment portfolio is diversified with 96.5% of the fixed income portfolio rated investment grade (BBB or higher). Approximately 4.2% of our fixed income portfolio is invested in structured products which include mortgage-backed securities, collateralized debt/loan obligations, asset-backed and credit-linked notes. Our structured product portfolio has an average rating of A+ or higher. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products.
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Similar to our investment portfolio, the Exchange maintains 77.2% of its bond portfolio rated investment grade. Approximately 10.0% of the Exchange’s bond portfolio is invested in structured products with an average rating of AA or higher.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
January 1 — 31, 2008	432,970	$50.66	432,970
February 1 — 29, 2008	220,613	50.29	220,613
March 1 — 31, 2008	551,068	50.54	551,068

Total	1,204,651		1,204,651	$131,100,000

Included in the $131.1 million above is a continuation of the stock repurchase program for an additional $100 million approved by our Board of Directors in April 2008, authorizing repurchases through June 30, 2009.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Severance Agreement dated February 28, 2008, by and between Erie Indemnity Company and Thomas B. Morgan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K/A that was filed with the Commission on March 3, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)
Date: April 30, 2008	/s/ John J. Brinling, Jr.
John J. Brinling, Jr., President & CEO

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO