Form 10-Q
period 2008-06-30
ERIE INDEMNITY CO
filed 2008-07-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 51,376,513 at July 17, 2008.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,551 at July 17, 2008.

INDEX
ERIE INDEMNITY COMPANY

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Position—June 30, 2008 and December 31, 2007

Consolidated Statements of Operations—Three months and six months ended June 30, 2008 and 2007

Consolidated Statements of Comprehensive Income—Three months and six months ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows—Six months ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements—June 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $636,138 and $702,488, respectively)	$630,116	$703,406
Equity securities (cost of $102,488 and $204,005, respectively)	99,754	218,270
Trading securities, at fair value (cost of $92,232)	91,133	0
Limited partnerships (cost of $254,987 and $235,886, respectively)	312,645	292,503
Real estate mortgage loans	1,260	4,556

Total investments	1,134,908	1,218,735

Cash and cash equivalents	16,201	31,070
Accrued investment income	8,455	9,713
Premiums receivable from policyholders	257,658	243,612
Federal income taxes recoverable	2,839	1,451
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	813,141	833,554
Ceded unearned premiums to Erie Insurance Exchange	110,931	110,524
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	221,462	208,752
Reinsurance recoverable from non-affiliates	2,364	2,323
Deferred policy acquisition costs	16,758	16,129
Equity in Erie Family Life Insurance	56,540	59,046
Securities lending collateral	22,910	30,370
Pension plan asset	45,143	32,460
Other assets	70,442	55,884

Total assets	$2,804,752	$2,878,623

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$1,004,553	$1,026,531
Unearned premiums	437,094	421,263
Commissions payable and accrued	135,105	122,473
Agent bonuses	39,296	94,458
Securities lending collateral	22,910	30,370
Bank line of credit	75,000	0
Accounts payable and accrued expenses	47,104	41,057
Deferred executive compensation	15,775	23,499
Deferred income taxes	8,145	14,598
Dividends payable	22,783	23,637
Employee benefit obligations	25,453	29,458

Total liabilities	1,833,218	1,827,344

Shareholders’ Equity
Capital stock:
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; issued 68,277,600 shares; 51,396,513 and 53,338,937 shares outstanding, respectively	1,991	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; and 2,551 shares authorized, issued and outstanding	179	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive (loss) income	(8,543)	10,048
Retained earnings, before cumulative effect adjustment	1,765,576	1,740,174
Cumulative effect adjustment from adoption of Statement of Financial Accounting Standards No. 159, net of tax	11,191	0

Retained earnings, after cumulative effect adjustment	1,776,767	1,740,174

Total contributed capital and retained earnings	1,778,224	1,760,222

Treasury stock, at cost, 16,881,087 and 14,938,663 shares, respectively	(806,690)	(708,943)

Total shareholders’ equity	971,534	1,051,279

Total liabilities and shareholders’ equity	$2,804,752	$2,878,623

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING REVENUE
Management fee revenue, net	$241,646	$242,324	$458,617	$458,343
Premiums earned	51,736	52,122	103,662	104,096
Service agreement revenue	7,748	7,299	15,139	14,717

Total operating revenue	301,130	301,745	577,418	577,156

OPERATING EXPENSES
Cost of management operations	201,338	195,969	382,456	375,855
Losses and loss adjustment expenses incurred	33,823	29,789	67,583	62,023
Policy acquisition and other underwriting expenses	12,281	11,695	24,281	23,689

Total operating expenses	247,442	237,453	474,320	461,567

INVESTMENT INCOME – UNAFFILIATED
Investment income, net of expenses	11,467	14,138	23,139	28,116
Net realized (losses) gains on investments	(14,267)	2,222	(38,846)	4,112
Equity in earnings of limited partnerships	11,275	20,180	19,253	32,698

Total investment income – unaffiliated	8,475	36,540	3,546	64,926

Income before income taxes and equity in (losses) earnings of Erie Family Life Insurance	62,163	100,832	106,644	180,515
Provision for income taxes	20,288	31,505	34,539	56,098
Equity in (losses) earnings of Erie Family Life Insurance, net of tax	(560)	1,159	(813)	2,430

Net income	$41,315	$70,486	$71,292	$126,847

Net income per share
Class A common stock – basic	$0.80	$1.22	$1.36	$2.19

Class A common stock – diluted	0.71	1.11	1.22	1.99

Class B common stock – basic and diluted	116.10	187.31	200.67	336.32

Weighted average shares outstanding – basic
Class A common stock	51,754,896	57,337,436	52,291,387	57,513,372

Class B common stock	2,551	2,571	2,551	2,572

Weighted average shares outstanding – diluted
Class A common stock	57,898,022	63,556,114	58,434,513	63,734,450

Class B common stock	2,551	2,571	2,551	2,572

Dividends declared per share:
Class A common stock	$0.44	$0.40	$0.88	$0.80

Class B common stock	66.00	60.00	132.00	120.00

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Accumulated other comprehensive income
Balance, beginning of period	$(2,453)	$6,660	$10,048	$5,422
Adjustment to opening balance, net of tax*	0	0	(11,191)	0

Adjusted balance, beginning of period	(2,453)	6,660	(1,143)	5,422

Gross unrealized losses arising during period	(19,032)	(10,115)	(31,935)	(6,321)
Less: reclassification adjustment for gross realized losses (gains) included in net income	9,663	(2,222)	20,550	(4,112)

Change in comprehensive income, before tax	(9,369)	(12,337)	(11,385)	(10,433)
Income tax benefit related to items of other comprehensive income	3,279	4,318	3,985	3,652

Change in other comprehensive income, net of tax	(6,090)	(8,019)	(7,400)	(6,781)

Balance, end of period	$(8,543)	$(1,359)	$(8,543)	$(1,359)

Comprehensive income
Net income	$41,315	$70,486	$71,292	$126,847
Net change in accumulated other comprehensive income	(6,090)	(8,019)	(7,400)	(6,781)

Total comprehensive income	$35,225	$62,467	$63,892	$120,066

*	Unrealized gains related to common stock were reclassified to retained earnings upon the adoption of the fair value option at January 1, 2008 in accordance with SFAS No. 159. See Note 6 for further discussion.
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Management fee received	$447,607	$455,189
Service agreement fee received	15,140	14,617
Premiums collected	104,154	104,262
Settlement of commutation received from Exchange	0	6,782
Net investment income received	27,626	30,030
Limited partnership distributions	16,774	45,796
Salaries and wages paid	(57,365)	(58,979)
Pension contribution and employee benefits paid	(32,546)	(29,043)
Commissions paid to agents	(208,580)	(210,616)
Agent bonuses paid	(94,855)	(91,742)
General operating expenses paid	(61,118)	(44,187)
Interest paid on bank line of credit	(503)	—
Losses paid	(58,922)	(57,614)
Loss adjustment expenses paid	(10,346)	(11,079)
Other underwriting and acquisition costs paid	(30,654)	(28,753)
Income taxes paid	(41,920)	(30,373)

Net cash provided by operating activities	14,492	94,290

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(124,407)	(98,099)
Preferred stock	(29,565)	(16,593)
Common stock	(42,570)	(33,049)
Limited partnerships	(36,016)	(47,650)
Sales/maturities of investments:
Fixed maturity sales	112,392	39,084
Fixed maturity calls/maturities	69,575	51,419
Preferred stock	29,203	15,995
Common stock	46,490	38,591
Sale and return of limited partnerships	19,932	4,320
Purchase of property and equipment	(5,463)	(2,429)
Net distributions on agent loans	(2,784)	(662)

Net cash provided by (used in) investing activities	36,787	(49,073)

Cash flows from financing activities
Proceeds from bank line of credit	75,000	0
Purchase of treasury stock	(94,403)	(31,749)
Dividends paid to shareholders	(46,745)	(46,417)
(Decrease) increase in collateral from securities lending	(7,460)	847
Acquisition (redemption) of securities lending collateral	7,460	(847)

Net cash used in financing activities	(66,148)	(78,166)

Net decrease in cash and cash equivalents	(14,869)	(32,949)
Cash and cash equivalents at beginning of period	31,070	60,241

Cash and cash equivalents at end of period	$16,201	$27,292

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 27, 2008. Erie Insurance Exchange (Exchange), for whom we serve as attorney-in-fact, and its property/casualty subsidiary, Flagship City Insurance Company, our three insurance subsidiaries, EIC, EICNY and EIPC and Erie Family Life Insurance Company (EFL) operate collectively as the Erie Insurance Group (Group).
NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In 2007, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which became effective for us on January 1, 2008. SFAS 159 gave us the irrevocable option to report selected financial assets and liabilities at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement bases for similar types of assets and liabilities. We adopted the fair value option for our common stock portfolio as of January 1, 2008 because it better reflects the way we manage our common stock portfolio under a total return approach. These assets were formerly accounted for as available-for-sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with changes in fair value recorded in other comprehensive income. Beginning January 1, 2008 all changes in fair value of our common stock are recognized in earnings as they occur. The adoption of SFAS 159 required the unrealized gains and losses on these securities at January 1, 2008 to be included in a cumulative effect adjustment to beginning retained earnings. The net impact of the cumulative effect adjustment for our common stock portfolio on January 1, 2008 increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax. See also Note 6 herein.
In 2006, SFAS 157, “Fair Value Measurements,” was issued and provides guidance for using fair value to measure assets and liabilities as well as enhances disclosures about fair value measurements which became effective for us on January 1, 2008. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The standard did not expand the use of fair value in any new circumstances and thus, did not have an impact on our financial position, results of operations or cash flows. The statement established a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for these measurements and the effects of these measurements in the financial statements. We implemented this standard during the first quarter of 2008 and have provided the required disclosures concerning inputs used to measure fair value in Note 6 herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
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
Fixed income and preferred stock securities are evaluated quarterly for other-than-temporary impairment loss. Some factors considered in evaluating whether a decline in fair value is other-than-temporary include:
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
An investment that is deemed other than temporarily impaired is written down to its estimated fair value. Impairment charges are included in net realized (losses) gains in the Consolidated Statements of Operations.
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
NOTE 4 – RECLASSIFICATIONS
Certain amounts previously reported in the 2007 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications only affected the statements of cash flows.
NOTE 5 – EARNINGS PER SHARE
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
NOTE 5 – EARNINGS PER SHARE (Continued)
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock:

	Three Months Ended June 30,
	2008			2007

	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$41,019	51,754,896	$0.80	$70,004	57,337,436	$1.22

Dilutive effect of stock awards	—	20,726	—	—	48,278	—

Assumed conversion of Class B shares	296	6,122,400	—	482	6,170,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$41,315	57,898,022	$0.71	$70,486	63,556,114	$1.11

Class B — Basic and Diluted EPS:

Income available to Class B stockholders	$296	2,551	$116.10	$482	2,571	$187.31

	Six Months Ended June 30,
	2008			2007

	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$70,780	52,291,387	$1.36	$125,982	57,513,372	$2.19

Dilutive effect of stock awards	—	20,726	—	—	48,278	—

Assumed conversion of Class B shares	512	6,122,400	—	865	6,172,800	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$71,292	58,434,513	$1.22	$126,847	63,734,450	$1.99

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$512	2,551	$200.67	$865	2,572	$336.32

Included in the restricted stock awards not yet vested are awards of 12,535 and 37,716 for the second quarter of 2008 and 2007, respectively, related to our pre-2004 long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors’ stock compensation plan were 8,191 and 10,562 for the second quarters of 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 – FAIR VALUE
Fair Value Measurement (SFAS 157)
SFAS 157 provides guidance for using fair value to measure assets and liabilities and enhances disclosures about fair value measurement (see Note 2). The standard describes three levels of inputs that may be used to measure fair value, which are provided below.
Valuation techniques used to derive fair value of our available-for-sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our own assumptions regarding exit market pricing for these securities. These techniques provide the inputs for the following fair value hierarchy:

Level 1	Quoted prices for identical instruments in active markets. Such prices are obtained from third party nationally recognized pricing services. Level 1 securities primarily include publicly traded common stock, nonredeemable preferred stocks and treasury securities.

Level 2	Observable inputs other than quoted prices in Level 1. These would include prices obtained from third party pricing services who model prices based on observable inputs. Included in this category are primarily municipal securities, asset backed securities, collateralized-mortgage obligations, foreign and domestic corporate bonds and redeemable preferred stocks. Nonredeemable preferred stocks for which a quote in an active market is unavailable and a value is obtained from a third party pricing service are also included in this level.

Level 3	One or more of the inputs used to determine the value of the security are unobservable. Fair values for these securities are determined using comparable securities or valuations received from outside brokers or dealers. Examples of Level 3 fixed maturities may include certain private preferred stock and bond securities, collateralized debt and loan obligations, and credit linked notes.
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input as required by SFAS 157:

	June 30, 2008
		Fair value measurements using:
		Quoted prices
		in active		Significant
		markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$630,116	$5,611	$615,366	$9,139
Preferred stock	99,754	65,576	21,205	12,973
Trading securities:
Common stock	91,133	90,972	140	21

Total	$821,003	$162,159	$636,711	$22,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 – FAIR VALUE (Continued)
The following tables provide a reconciliation of assets measured at fair value on a recurring basis for securities using Level 3 inputs:

		Net Realized/Unrealized
		Gains and Losses
	Beginning		Included in			Ending
	balance at		other	Purchases	Transfers in	balance at
	March 31,	Included in	comprehensive	and sales,	and (out) of	June 30,
(dollars in thousands)	2008	earnings(1)	income	net	Level 3 (2)	2008

Available-for-sale securities:
Fixed maturities	$10,546	$(600)	$536	$1,675	$(3,018)	$9,139
Preferred stock	6,867	(148)	(258)	0	6,512	12,973
Trading securities:
Common stock	21	0	0	0	0	21

Total Level 3 assets	$17,434	$(748)	$278	$1,675	$3,494	$22,133

		Net Realized/Unrealized
		Gains and Losses
	Beginning		Included in			Ending
	balance at		other	Purchases	Transfers in	balance at
	December 31,	Included in	comprehensive	and sales,	and (out) of	June 30,
(dollars in thousands)	2007	earnings(1)	income	net	Level 3 (2)	2008

Available-for-sale securities:
Fixed maturities	$10,941	$(600)	$370	$1,446	$(3,018)	$9,139
Preferred stock	5,858	(600)	(797)	2,000	6,512	12,973
Trading securities:
Common stock	21	0	0	0	0	21

Total Level 3 assets	$16,820	$(1,200)	$(427)	$3,446	$3,494	$22,133

(1)	These losses are a result of other-than-temporary impairments and are reported in the Consolidated Statements of Operations. There were no unrealized gains or losses included in earnings at June 30, 2008 on Level 3 securities.

(2)	Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.
We have no assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 – FAIR VALUE (Continued)
Fair Value Option (SFAS 159)
Effective January 1, 2008, the Company adopted SFAS 159 for our common stock portfolio (See Note 2). The following table represents the December 31, 2007 carrying value of these assets, the transition adjustment booked to retained earnings and the carrying value as of January 1, 2008.

			January 1, 2008
	December 31, 2007	Cumulative effect	fair value (carrying
	(carrying value	adjustment to January 1,	value after
(dollars in thousands)	prior to adoption)	2008 retained earnings	adoption)

Common stock	$108,090	$17,216	$108,090

Deferred tax adjustment		(6,025)

Carrying value, net of deferred tax adjustment		$11,191

The decrease in fair value for the second quarter and six months of 2008 of $4.6 million and $18.3 million, respectively, were reported in realized (losses) gains on investments in the Consolidated Statement of Operations.
NOTE 7 – INVESTMENTS
Fixed maturities and equity securities
Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include nonredeemable preferred stock at June 30, 2008 and common and preferred stock at December 31, 2007. The following tables summarize the cost and fair value of our available-for-sale securities:

	June 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Available-for-sale securities
Fixed maturities
U.S. treasuries and government agencies	$3,460	$304	$0	$3,764
Foreign government	1,997	0	12	1,985
Municipal securities	211,323	458	2,400	209,381
U.S. corporate debt	301,258	3,182	6,904	297,536
Foreign corporate debt	75,115	895	1,797	74,213
Mortgage-backed securities	14,110	557	160	14,507
Asset-backed securities	15,841	424	228	16,037

Total bonds	623,104	5,820	11,501	617,423
Redeemable preferred stock	13,034	286	627	12,693

Total fixed maturities	$636,138	$6,106	$12,128	$630,116

Equity securities
U.S. nonredeemable preferred stock	$97,358	$1,920	$4,372	$94,906
Foreign nonredeemable preferred stock	5,130	81	363	4,848

Total equity securities	$102,488	$2,001	$4,735	$99,754

Total available-for-sale securities	$738,626	$8,107	$16,863	$729,870

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – INVESTMENTS (Continued)

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Fixed maturities
U.S. treasuries and government agencies	$4,406	$272	$0	$4,678
Municipal securities	247,412	2,314	358	249,368
U.S. corporate debt	324,218	5,231	5,921	323,528
Foreign corporate debt	83,335	2,175	1,106	84,404
Mortgage-backed securities	11,565	602	38	12,129
Asset-backed securities	16,329	0	2,189	14,140

Total bonds	687,265	10,594	9,612	688,247
Redeemable preferred stock	15,223	614	678	15,159

Total fixed maturities	$702,488	$11,208	$10,290	$703,406

Equity securities
U.S. common stock	$66,449	$12,754	$0	$79,203
Foreign common stock	24,408	4,549	70	28,887
U.S. nonredeemable preferred stock	108,018	1,978	4,960	105,036
Foreign nonredeemable preferred stock	5,130	250	236	5,144

Total equity securities	$204,005	$19,531	$5,266	$218,270

Trading securities
Trading securities consist of our common stock portfolio. With the adoption of SFAS 159 as of January 1, 2008, any unrealized gains or losses on these securities are recorded as realized gains and losses in our Consolidated Statements of Operations. See also Note 6 for further discussion.
The following table summarizes the cost and fair value of our common stock.

	June 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Trading securities
U.S. common stock	$65,926	$8,140	$8,639	$65,427
Foreign common stock	26,306	2,412	3,012	25,706

Total trading securities	$92,232	$10,552	$11,651	$91,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – INVESTMENTS (Continued)
The components of net realized losses and gains on investments as reported in the Consolidated Statements of Operations are included below. Continued declines in the financial services industry, specifically the banking industry, and declining bond and preferred stock prices, have resulted in further impairment charges during the second quarter of 2008.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Available-for-sale securities:
Fixed maturities
Gross realized gains	$879	$99	$2,173	$415
Gross realized losses	(203)	(113)	(340)	(222)
Impairment charges	(8,019)	(1,389)	(13,970)	(1,635)

Net realized losses	(7,343)	(1,403)	(12,137)	(1,442)

Equity securities
Gross realized gains	2,295	5,296	2,683	8,630
Gross realized losses	(2,295)	(1,047)	(4,603)	(2,044)
Impairment charges	(4,430)	(624)	(10,433)	(1,032)

Net realized (losses) gains	(4,430)	3,625	(12,353)	5,554

Trading securities:
Common stock
Gross realized gains	4,766	0	6,745	0
Gross realized losses	(2,656)	0	(4,433)	0
Valuation adjustments	(4,604)	0	(18,296)	0

Net realized losses	(2,494)	0	(15,984)	0

Limited partnerships:
Gross realized gains	0	0	3,541	0
Gross realized losses	0	0	(1,913)	0

Net realized gains	0	0	1,628	0

Net realized (losses) gains on investments	$(14,267)	$2,222	$(38,846)	$4,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – INVESTMENTS (Continued)
Limited partnerships
For the six months ended June 30, 2008 our equity in earnings from these partnerships as reported in the Consolidated Statements of Operations totaled 18.1% of our pre-tax income. While we do not exert significant influence over any of these partnerships, because we account for them under the equity method of accounting, we are providing summarized financial information in the following tables as of June 30, 2008 and December 31, 2007. Amounts provided in the “recorded by partnerships” section of the table are presented using the latest available financial statements received from the partnerships.

	Recorded by Erie Indemnity Company
	as of and for the six months ended June 30, 2008
			Income (loss)
			recognized
			due to
			valuation
			adjustments	Net
Investment percentage of partnership	Number of	Asset	by the	income
for Erie Insurance Group	partnerships	recorded	partnerships	recorded
		(dollars in thousands)
Private equity:
Less than 10%	27	$85,897	$(87)	$6,003
Greater than or equal to 10% but less than 50%	5	6,941	(716)	1,253
Greater than or equal to 50%	1	4,328	0	0

Total private equity	33	97,166	(803)	7,256
Mezzanine debt:
Less than 10%	13	39,980	3,619	1,348
Greater than or equal to 10% but less than 50%	3	13,701	836	179
Greater than or equal to 50%	1	4,074	(176)	268

Total mezzanine debt	17	57,755	4,279	1,795
Real estate:
Less than 10%	19	102,813	(2,994)	5,504
Greater than or equal to 10% but less than 50%	6	31,870	59	1,094
Greater than or equal to 50%	5	23,041	848	2,215

Total real estate	30	157,724	(2,087)	8,813

Total limited partnerships	80	$312,645	$1,389	$17,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – INVESTMENTS (Continued)

	Recorded by Partnerships
	as of and for the six months ended June 30, 2008
			Income (loss)
			recognized
			due to
			valuation
			adjustments
Investment percentage of partnership	Total	Total	by the
for Erie Insurance Group	assets	liabilities	partnerships	Net income
		(dollars in thousands)
Private equity:
Less than 10%	$22,570,229	$542,342	$352,825	$2,031,071
Greater than or equal to 10% but less than 50%	517,915	2,213	28,279	12,652
Greater than or equal to 50%	10,666	166	0	0

Total private equity	23,098,810	544,721	381,104	2,043,723
Mezzanine debt:
Less than 10%	5,375,954	420,576	(76,893)	119,904
Greater than or equal to 10% but less than 50%	534,349	181,168	(416)	8,738
Greater than or equal to 50%	28,274	9,605	(201)	494

Total mezzanine debt	5,938,577	611,349	(77,510)	129,136
Real estate:
Less than 10%	18,910,670	8,197,918	(123,197)	452,424
Greater than or equal to 10% but less than 50%	1,441,729	732,097	(8,344)	21,233
Greater than or equal to 50%	255,307	138,141	10,527	12,179

Total real estate	20,607,706	9,068,156	(121,014)	485,836

Total limited partnerships	$49,645,093	$10,224,226	$182,580	$2,658,695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – INVESTMENTS (Continued)

	Recorded by Erie Indemnity Company
	as of and for the year ended December 31, 2007
			Income (loss)
			recognized
			due to
			valuation	Net
			adjustments	income
Investment percentage of partnership	Number of	Asset	by the	(loss)
for Erie Insurance Group	partnerships	recorded	partnerships	recorded
		(dollars in thousands)
Private equity:
Less than 10%	35	$92,077	$7,468	$12,541
Greater than or equal to 10% but less than 50%	7	10,708	1,449	1,566
Greater than or equal to 50%	1	3,831	0	(76)

Total private equity	43	106,616	8,917	14,031
Mezzanine debt:
Less than 10%	13	30,841	109	3,446
Greater than or equal to 10% but less than 50%	3	10,493	(1,396)	3,243
Greater than or equal to 50%	1	3,533	207	926

Total mezzanine debt	17	44,867	(1,080)	7,615
Real estate:
Less than 10%	19	88,426	8,841	14,246
Greater than or equal to 10% but less than 50%	9	29,707	3,357	1,293
Greater than or equal to 50%	7	22,887	2,387	83

Total real estate	35	141,020	14,585	15,622

Total limited partnerships	95	$292,503	$22,422	$37,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 – INVESTMENTS (Continued)

	Recorded by Partnerships
	as of and for the year ended December 31, 2007
			Income (loss)
			recognized
			due to
			valuation
			adjustments
Investment percentage of partnership	Total	Total	by the	Net income
for Erie Insurance Group	assets	liabilities	partnerships	(loss)
		(dollars in thousands)
Private equity:
Less than 10%	$24,802,587	$558,874	$303,611	$2,836,059
Greater than or equal to 10% but less than 50%	416,487	2,232	65,969	3,836
Greater than or equal to 50%	10,349	25	0	(229)

Total private equity	25,229,423	561,131	369,580	2,839,666
Mezzanine debt:
Less than 10%	4,284,587	366,896	(95,681)	470,929
Greater than or equal to 10% but less than 50%	434,269	159,209	(34,872)	84,384
Greater than or equal to 50%	204,909	233	3,855	32,947

Total mezzanine debt	4,923,765	526,338	(126,698)	588,260
Real estate:
Less than 10%	23,626,981	14,153,607	766,150	629,172
Greater than or equal to 10% but less than 50%	1,106,697	401,752	15,824	49,592
Greater than or equal to 50%	260,058	140,389	9,234	2,108

Total real estate	24,993,736	14,695,748	791,208	680,872

Total limited partnerships	$55,146,924	$15,783,217	$1,034,090	$4,108,798

During the first six months of 2008, we sold 10 private equity limited partnerships in the secondary market and completed our commitment to five real estate limited partnerships.  Proceeds from these sales totaled $18.0 million from which we recognized $1.6 million in net realized gains.  The proceeds received from the sales will help to fund the remaining commitments of existing limited partnerships.
See also Note 14 for investment commitments related to limited partnerships.
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
We had loaned securities included as part of our invested assets with a fair value of $21.8 million and $29.4 million at June 30, 2008 and December 31, 2007, respectively. We have incurred no losses on the securities lending program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 – LINE OF CREDIT
Our $75 million line of credit with a bank was increased to $100 million at June 30, 2008. The line of credit expires on December 31, 2008. Borrowings on the line of credit were $75 million at June 30, 2008. Interest is charged on the line at the Federal Funds Rate (currently at 2.0%) plus 50 basis points. Interest expense related to this line of credit totaled $0.5 million for the quarter ended June 30, 2008. Bonds with a value of $129.8 million are held as collateral on the line at June 30, 2008.  These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants which include minimum net worth and leverage ratios.  We are in compliance with all of these bank covenants at June 30, 2008.
NOTE 9 – SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL
EFL is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended June 30,		Six months ended June 30,
( in thousands)	2008	2007	2008	2007
Revenues	$20,281	$40,761	$46,939	$81,336
Benefits and expenses	24,442	32,109	53,818	64,214
(Loss) income before income taxes	(4,161)	8,652	(6,879)	17,122
Net (loss) income	(2,786)*	5,764	(4,431)*	12,079
Comprehensive (loss) income	(11,266)	(5,774)	(11,974)	2,905

*	In the first and second quarters of 2008, EFL recognized impairment charges of $14.9 million and $20.5 million, respectively, primarily related to its fixed maturities and preferred stock investments in the financial services industry sector. There were no impairment charges recognized by EFL in the first half of 2007.

	As of
	June 30,	December 31,
(in thousands)	2008	2007
Investments	$1,485,668	$1,511,319
Total assets	1,743,983	1,744,704
Liabilities	1,482,570	1,471,317
Accumulated other comprehensive loss	(9,008)	(1,465)
Total shareholders’ equity	261,413	273,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 – POSTRETIREMENT AND OTHER BENEFITS
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
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan for certain members of the Erie Insurance Group retirement plan for employees (SERP) for executive and senior management. The components of net periodic benefit cost for our pension benefits are:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Service cost	$3,169	$3,486	$6,272	$7,061
Interest cost	4,386	4,207	8,895	8,382
Expected return on plan assets	(6,042)	(5,414)	(12,085)	(10,514)
Amortization of prior service (credit) cost	(42)	147	66	247
Amortization of actuarial loss	153	354	155	704
Settlement	74	—	74	—

Net periodic benefit cost	$1,698	$2,780	$3,377	$5,880

Defined benefit pension plan
We contributed $15.0 million and $14.8 million to the employee pension plan during the second quarters ended June 30, 2008 and 2007, respectively. The 2008 and 2007 contributions were made in accordance with the Pension Protection Act of 2006 and exceeded the minimum required contributions for those years.
The decrease in the net periodic benefit cost of the pension plans is primarily due to change in discount rate of the defined benefit pension plan to 6.62% for 2008 compared to 6.25% in 2007. Additionally, contributions made in the second quarter of 2007 have increased the asset market value and as a result, the expected returns on such assets have increased in 2008.
SERP
The discount rate of the SERP was 6.62% for 2008 compared to 6.25% for 2007. The discount rate assumption was re-evaluated on April 1, 2008 when our former president and chief executive officer received a final lump sum distribution from the SERP, resulting in the re-measurement of the current year net periodic benefit cost using the April 1 service date. The discount rate assumption increased from 6.62% to 6.75% at the re-measurement date to reflect current market rates. As a result of this settlement, a one-time gain of $0.1 million was realized in 2008.
As the result of the resignation of an executive officer in June 2008, a settlement charge of $0.2 million was recorded for the SERP in the second quarter of 2008. The SERP payout for the executive officer is expected in the first quarter of 2009.
Other benefits
In the second quarter, a severance charge of $1.7 million, including the SERP settlement charge above, was recorded for an executive officer who resigned in June 2008, of which our share was $1.0 million. For the six months ended June 30, 2008, we recorded $2.1 million in severance charges, which included the two executive officers who resigned in the first half of 2008.
NOTE 11 – NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL paid its semi-annual interest to us of $0.8 million in each of the second quarters ended June 30, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 – STATUTORY INFORMATION
Cash and securities with carrying values of $6.4 million and $6.3 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements at June 30, 2008 and December 31, 2007, respectively.
NOTE 13 – SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Six months ended June 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Net income	$71,292	$126,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,236	17,342
Deferred income tax (expense) benefit	(6,054)	11,867
Realized loss (gain) on investments	38,846	(4,112)
Equity in earnings of limited partnerships	(19,253)	(32,698)
Net amortization of bond premium	799	1,085
Undistributed losses (earnings) of Erie Family Life Insurance	874	(2,613)
Decrease in deferred compensation	(7,725)	(11,760)
Limited partnership distributions	16,774	45,796
(Increase) decrease in receivables and reinsurance recoverable from the Exchange and affiliates	(6,921)	37,186
Increase in prepaid expenses and other assets	(37,857)	(28,888)
Increase in accounts payable and accrued expenses	6,789	5,155
Decrease in accrued agent bonuses	(55,162)	(46,423)
Decrease in loss reserves	(21,978)	(37,209)
Increase in unearned premiums	15,832	12,715

Net cash provided by operating activities	$14,492	$94,290

NOTE 14 – COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $111.6 million of additional funds in limited partnership investments at June 30, 2008. These commitments will be funded as required by the partnerships’ agreements through 2012. At June 30, 2008, the total commitment to fund limited partnerships that invest in private equity securities is $50.2 million, real estate activities is $38.4 million and mezzanine debt securities is $23.0 million. We expect to have sufficient cash flows from operations and from cash inflows (distributions) from existing limited partnership investments to meet these future partnership commitments.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, cash flows or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 – VARIABLE INTEREST ENTITY
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
     Erie Insurance Exchange
     Condensed statutory statements of operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Premiums earned	$905,050	$913,316	$1,792,542	$1,802,867
Losses, loss adjustment expenses and other underwriting expenses*	844,022	766,464	1,665,440	1,560,891

Net underwriting income	61,028	146,852	127,102	241,976

Total investment (loss) income**	(54,492)	212,935	(24,263)	349,581
Net income before federal income tax	6,536	359,787	102,839	591,557
Federal income tax expense	52,564	110,527	113,364	182,519

Net (loss) income	$(46,028)	$249,260	$(10,525)	$409,038

*	Includes management fees paid or accrued as payable to the Company.

**	In the first and second quarters of 2008, the Exchange recognized impairment charges before tax of $104.9 million and $155.9 million, respectively, on fixed maturities and equity securities primarily in the financial services industry sector. Impairment charges on fixed maturities and equity securities in the first and second quarters of 2007 were $6.0 million and $4.4 million, respectively.
     Erie Insurance Exchange
     Condensed statutory statements of financial position

	As of
	June 30,	December 31,
(dollars in thousands)	2008	2007
Fixed maturities	$4,297,968	$4,353,977
Equity securities	2,813,003	3,016,607
Alternative investments	1,458,327	1,389,224
Other invested assets	174,500	168,189

Total invested assets	8,743,798	8,927,997
Other assets	1,247,042	1,033,852

Total assets	$9,990,840	$9,961,849

Loss and loss adjustment expense reserves	$3,389,410	$3,418,221
Unearned premium reserves	1,484,504	1,430,328
Accrued liabilities	360,699	345,776

Total liabilities	5,234,613	5,194,325
Total policyholders’ surplus	4,756,227	4,767,524

Total liabilities and policyholders’ surplus	$9,990,840	$9,961,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 – VARIABLE INTEREST ENTITY (Continued)
      Erie Insurance Exchange
     Condensed statutory statements of cash flows

	Six months ended
	June 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Premiums collected net of reinsurance	$1,785,067	$1,794,949
Losses and loss adjustment expenses paid	(1,016,543)	(989,481)
Management fee and expenses paid	(691,606)	(681,384)
Net investment income received	239,570	267,294
Federal income taxes and other expenses paid	(126,652)	(180,808)

Net cash provided by operating activities	189,836	210,570

Net cash used in investing activities	(184,779)	(190,192)

Net cash provided by (used in) financing activities	14,231	(6,345)

Net increase in cash and cash equivalents	19,288	14,033
Cash and cash equivalents-beginning of period	98,712	85,784

Cash and cash equivalents-end of period	$118,000	$99,817

NOTE 16 – SEGMENT INFORMATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 – SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Management Operations
Operating revenue
Management fee revenue	$255,809	$256,462	$485,408	$485,106
Service agreement revenue	7,748	7,299	15,139	14,717

Total operating revenue	263,557	263,761	500,547	499,823
Cost of management operations	213,114	207,392	404,774	397,777

Income before income taxes	$50,443	$56,369	$95,773	$102,046

Net income from management operations	$33,980	$38,756	$64,755	$70,334

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$36,628	$36,200	$73,048	$72,000
Commercial lines	15,369	15,769	30,802	31,989
Reinsurance – nonaffiliates	(261)	153	(188)	107

Total premiums earned	51,736	52,122	103,662	104,096

Operating expenses
Losses and expenses:
Personal lines	33,641	31,809	65,832	62,639
Commercial lines	14,444	12,801	29,415	27,668
Reinsurance – nonaffiliates	406	(411)	1,090	246

Total losses and expenses	48,491	44,199	96,337	90,553

Income before income taxes	$3,245	$7,923	$7,325	$13,543

Net income from insurance underwriting operations	$2,186	$5,448	$4,953	$9,334

Investment Operations
Investment income, net of expenses	$11,467	$14,138	$23,139	$28,116
Net realized (losses) gains on investments	(14,267)	2,222	(38,846)	4,112
Equity in earnings of limited partnerships	11,275	20,180	19,253	32,698

Total investment income-unaffiliated	$8,475	$36,540	$3,546	$64,926

Net income from investment operations	$5,709	$25,123	$2,397	$44,749

Equity in (losses) earnings of EFL, net of tax	$(560)	$1,159	$(813)	$2,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 – SEGMENT INFORMATION (Continued)
     Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Segment revenues, excluding investment operations	$315,293	$315,883	$604,209	$603,919
Elimination of intersegment management fee revenue	(14,163)	(14,138)	(26,791)	(26,763)

Total operating revenue	$301,130	$301,745	$577,418	$577,156

Segment operating expenses	$261,605	$251,591	$501,111	$488,330
Elimination of intersegment management fee revenue	(14,163)	(14,138)	(26,791)	(26,763)

Total operating expenses	$247,442	$237,453	$474,320	$461,567

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries’ 5.5% share of the intersegment management fees paid to us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 – SEGMENT INFORMATION (Continued)
The growth rate of policies in force, policy retention (the percentage of policyholders eligible for renewals who have renewed their policies measured on a twelve-month rolling basis) and average premium per policy trends directly impact our management operations and insurance underwriting operating segments. Below is a summary of each major line of business for the Property and Casualty Group.
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate
12/31/2006	1,633,882	(0.4)%	1,377,965	1.8%	301,497	5.2%	3,313,344	1.0%
03/31/2007	1,635,714	0.0	1,384,856	2.1	305,591	5.4	3,326,161	1.3
06/30/2007	1,644,561	0.4	1,398,034	2.3	311,761	5.9	3,354,356	1.7
09/30/2007	1,649,801	0.8	1,408,114	2.5	316,786	6.2	3,374,701	2.0
12/31/2007	1,651,234	1.1	1,413,712	2.6	321,431	6.6	3,386,377	2.2
03/31/2008	1,655,869	1.2	1,420,250	2.6	325,926	6.7	3,402,045	2.3
06/30/2008	1,667,446	1.4	1,433,504	2.5	332,922	6.8	3,433,872	2.4

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate
12/31/2006	119,801	0.9%	218,542	2.4%	53,923	(4.1)%	92,687	2.7%	484,953	1.3%
03/31/2007	119,907	1.1	219,300	2.3	53,498	(3.2)	92,857	2.8	485,562	1.5
06/30/2007	121,587	1.8	223,670	3.0	53,955	(1.7)	94,612	3.3	493,824	2.2
09/30/2007	122,154	2.2	226,302	3.9	54,341	(0.1)	96,167	3.8	498,964	3.0
12/31/2007	122,558	2.3	228,214	4.4	54,720	1.5	96,464	4.1	501,956	3.5
03/31/2008	122,882	2.5	229,577	4.7	54,927	2.7	96,511	3.9	503,897	3.8
06/30/2008	123,955	1.9	234,393	4.8	55,801	3.4	97,745	3.3	511,894	3.7

Date	Total All Lines	12-mth. growth rate
12/31/2006	3,798,297	1.0%
03/31/2007	3,811,723	1.3
06/30/2007	3,848,180	1.8
09/30/2007	3,873,665	2.1
12/31/2007	3,888,333	2.4
03/31/2008	3,905,942	2.5
06/30/2008	3,945,766	2.5

*	CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 – SEGMENT INFORMATION (Continued)
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines
12/31/2006	90.8%	87.7%	89.4%	86.0%	85.7%	87.1%	89.5%
03/31/2007	91.0	88.0	89.7	86.1	86.2	87.2	89.7
06/30/2007	91.1	88.1	89.9	86.0	86.3	87.6	89.9
09/30/2007	91.3	88.2	90.1	86.1	86.8	87.5	90.0
12/31/2007	91.5	88.2	90.3	86.0	86.8	87.8	90.2
03/31/2008	91.6	88.4	90.5	86.5	87.6	87.9	90.4
06/30/2008	91.6	87.9	90.7	86.2	87.5	88.1	90.4

*	CML = Commercial
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change
12/31/2006	$1,110	(5.5)%	$526	(3.1)%	$349	0.3%	$797	(5.2)%
03/31/2007	1,100	(5.3)	524	(2.8)	349	0.0	791	(4.9)
06/30/2007	1,094	(4.0)	520	(2.8)	351	0.9	786	(3.9)
09/30/2007	1,093	(2.6)	519	(2.1)	352	1.1	783	(2.9)
12/31/2007	1,092	(1.6)	518	(1.5)	353	1.1	782	(1.9)
03/31/2008	1,091	(0.8)	518	(1.1)	354	1.4	781	(1.3)
06/30/2008	1,088	(0.5)	514	(1.2)	353	0.6	777	(1.1)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change
12/31/2006	$2,687	(3.4)%	$5,985	(3.7)%	$1,657	(2.8)%	$2,393	(4.3)%	$1,001	(4.8)%
03/31/2007	2,664	(4.1)	5,914	(5.7)	1,641	(4.0)	2,365	(5.4)	991	(5.1)
06/30/2007	2,627	(3.8)	5,901	(3.9)	1,616	(3.6)	2,333	(4.5)	984	(4.1)
09/30/2007	2,600	(3.9)	5,780	(4.4)	1,592	(4.6)	2,295	(5.0)	978	(3.3)
12/31/2007	2,577	(4.1)	5,602	(6.4)	1,581	(4.6)	2,262	(5.5)	973	(2.8)
03/31/2008	2,568	(3.6)	5,453	(7.8)	1,576	(4.0)	2,240	(5.3)	969	(2.2)
06/30/2008	2,530	(3.7)	5,236	(11.3)	1,546	(4.3)	2,187	(6.3)	960	(2.4)

*	CML = Commercial

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 27, 2008. The following discussion of financial results focuses heavily on our three primary segments: management operations, insurance underwriting operations and investment operations consistent with the presentation in Item 1, Note 16 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of our Consolidated Statements of Operations.
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
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We serve as the attorney-in-fact for the policyholders of Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate predominantly as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, and our three property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through over 2,000 independent agencies comprising over 8,600 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and Erie Family Life Insurance Company (EFL), operate collectively as the Erie Insurance Group.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
OVERVIEW
The financial information presented herein reflects our management operations from serving as attorney-in-fact for the Exchange, our insurance underwriting results from our wholly-owned subsidiaries (EIC, EINY and EIPC) and our investment operations. The bases of calculations used for segment data are described in more detail in Item 1, Note 16 in the Notes to Consolidated Financial Statements.
Segment Results

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
(dollars in thousands, except per share data)	(Unaudited)			(Unaudited)
Income from management operations	$50,443	$56,369	(10.5)%	$95,773	$102,046	(6.1)%
Underwriting income	3,245	7,923	(59.0)	7,325	13,543	(45.9)
Net revenue from investment operations	7,873	37,787	(79.2)	2,672	67,539	(96.0)

Income before income taxes	61,561	102,079	(39.7)	105,770	183,128	(42.2)
Provision for income taxes	20,246	31,593	(35.9)	34,478	56,281	(38.7)

Net income	$41,315	$70,486	(41.4)%	$71,292	$126,847	(43.8)%

Net income per share – diluted	$0.71	$1.11	(35.7)%	$1.22	$1.99	(38.7)%

KEY POINTS
•	Decrease in net income per share-diluted in the second quarter of 2008 was impacted by net realized losses on investments due to $12.4 million of impairment charges and $4.6 million of changes in fair value on our common stock in accordance with SFAS 159 coupled with a decrease of $8.9 million in equity in earnings of limited partnerships.

•	Gross margins from management operations decreased to 19.1% in the second quarter of 2008 from 21.4% in the second quarter of 2007.

•	GAAP combined ratios of the insurance underwriting operations was 93.7% in the second quarter of 2008 compared to 84.8% in the second quarter of 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The property/casualty insurance industry is well capitalized, however, it continues to be faced with the negative indications of a generally softening underwriting cycle and an unsteady economy. Forecasters for the industry are projecting overall premium rate reductions and continued increases in the combined ratio in 2008. The cyclical nature of the insurance industry has a direct impact on our income from management operations as our management fee revenues are based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Our management fee revenue was flat, as direct written premiums of the Property and Casualty Group remained flat in the second quarter of 2008 compared to the second quarter of 2007.
Cost of management operations increased 2.8% to $213.1 million in the second quarter of 2008 driven by increases in personnel costs, advertising and sales expenses and information technology consulting fees. Our current estimate for growth in non-commission operating costs is about 13% for 2008 as we plan to increase investments in information technology during the second half of the year.
The insurance underwriting operations continued to experience favorable development of prior accident year loss and loss adjustment expense reserves, the extent of which was not as great as the second quarter of 2007. We had a slight increase in catastrophe losses in the second quarter of 2008 compared to the second quarter of 2007.
Concerns persist surrounding the credit markets and more specifically the financial services industry. We actively evaluate our bond and preferred stock portfolios for impairments. The impairment charges we recognized in the second quarter of 2008 of $12.4 million were the result of writedowns in value due to continued declines in fair value and credit deterioration on certain of our bonds and preferred stocks in the financial services industry sector. The majority of the impairments relate to securities that are performing in line with anticipated or contractual cash flows.
Effective January 1, 2008, we adopted SFAS 159 for our common stock portfolio. As a result of adopting this standard, all changes in the fair value of our common stock are now reflected in our Consolidated Statements of Operations. We recognized $4.6 million of net unrealized losses on common stock in the second quarter of 2008 and $18.3 million for the first six months of 2008.
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Management fee revenue	$255,809	$256,462	(0.3)%	$485,408	$485,106	0.1%
Service agreement revenue	7,748	7,299	6.2	15,139	14,717	2.9

Total revenue from management operations	263,557	263,761	(0.1)	500,547	499,823	0.1
Cost of management operations	213,114	207,392	2.8	404,774	397,777	1.8

Income from management operations	$50,443	$56,369	(10.5)%	$95,773	$102,046	(6.1)%

Gross margin	19.1%	21.4%		19.1%	20.4%

KEY POINTS
•	The management fee rate was 25% in the second quarters of 2008 and 2007.

•	Direct written premiums of the Property and Casualty Group were flat, up only 0.2% in the second quarter of 2008, compared to the second quarter of 2007.
•	Year-over-year policies in force grew 2.5%, or 97,586 policies, to 3,945,766 at June 30, 2008 compared to year-over-year growth of 66,622 policies in the second quarter of 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Year-over-year average premium per policy was $960 and $984 at June 30, 2008 and 2007, respectively, a decrease of 2.4%.

•	During the second quarter of 2008, premium rate changes resulted in a net $8.3 million reduction in written premiums.
•	Commission costs remained flat while costs other than commissions increased 9.8% in the second quarter of 2008.
•	Estimates for agent bonuses decreased $2.3 million, offset by a $1.3 million increase in scheduled rate commissions compared to the second quarter of 2007.

•	Personnel costs increased $1.7 million primarily as a result of increases in salaries and wages from higher average pay rates for employees and $1.0 million in executive severance costs. Sales and policy issuance costs increased $1.9 million and all other operating costs increased $1.8 million.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Private passenger auto	$483,217	$474,770	1.8%	$920,216	$909,476	1.2%
Homeowners	207,022	206,265	0.4	358,159	354,637	1.0
Commercial multi-peril	119,800	120,466	(0.6)	234,775	235,519	(0.3)
Commercial auto	86,552	88,500	(2.2)	169,422	171,666	(1.3)
Workers compensation	77,960	85,283	(8.6)	162,817	177,187	(8.1)
All other lines of business	55,485	52,963	4.8	103,043	97,940	5.2

Property and Casualty Group direct written premiums	1,030,036	1,028,247	0.2	1,948,432	1,946,425	0.1
Management fee rate	25.00%	25.00%		25.00%	25.00%

Management fee revenue, gross	257,509	257,062	0.2	487,108	486,606	0.1
Change in allowance for management fee returned on cancelled policies*	(1,700)	(600)	NM	(1,700)	(1,500)	NM

Management fee revenue, net of allowance	$255,809	$256,462	(0.3)%	$485,408	$485,106	0.1%

NM = not meaningful

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. The management fee rate was set at 25%, the maximum rate, for both 2008 and 2007. In the second quarter of 2008, although the mid-term cancellations of policies for the Property and Casualty Group trended downward, the seasonal effects on the unearned premium reserve resulted in an increase in the allowance for management fees returned on cancelled policies. The policy retention ratio improved slightly for all lines of business to 90.4% at June 30, 2008 from 90.2% at December 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Direct written premiums of the Property and Casualty Group were flat at $1.0 billion in the second quarter of 2008 reflecting reductions in average premium offset by an increase in policies in force. Total year-over-year policies in force increased by 2.5% to 3,945,766 at June 30, 2008. Growth in policies in force is the result of continuing improvements in policyholder retention and increased new policies sold. The year-over-year average premium per policy declined 2.4% to $960 at June 30, 2008 from $984 at June 30, 2007. The impact of these rate decreases is seen primarily in the renewal premiums.
We continuously evaluate pricing and estimate that those pricing actions approved, filed and contemplated for filing could reduce the direct written premiums of the Property and Casualty Group by approximately $31.4 million during 2008, of which approximately $17.3 million occurred in the first half of 2008. The most significant rate reductions effective in 2008 are in workers compensation in Pennsylvania and homeowners in Maryland. Segmented pricing in auto and home, where we offer lower prices to better risks, has accelerated the decline in average premium per policy.
Premiums generated from new business increased 1.0% to $113.5 million from $112.4 million in the second quarter of 2008 as compared to 2007. Underlying the trend in new business premiums is an increase in new business policies in force of 3.2% to 467,747 for the twelve months ended June 30, 2008 from 453,207 at June 30, 2007, while the year-over-year average premium per policy on new business increased 1.6% to $866 at June 30, 2008 from $852 at June 30, 2007.
Premiums generated from renewal business increased slightly to $916.5 million at June 30, 2008 from $915.9 million at June 30, 2007. Renewal policies in force increased 2.5% to 3,478,019 from 3,394,973, while the year-over-year average premium per policy on renewal business decreased 3.0% to $972 from $1,002 for the same respective periods in 2008 and 2007.
Personal lines – The Property and Casualty Group’s personal lines new policies in force increased 1.8% to 379,005 for the twelve months ended June 30, 2008 compared to June 30, 2007, while the year-over-year average premium per policy on personal lines new business remained flat at $687 at both June 30, 2008 and 2007. The Property and Casualty Group’s personal lines new business premiums written remained flat at $71.2 million in the second quarter of 2008 despite the increase in policies in force.
Private passenger auto new premiums written increased 3.8% to $45.8 million during the second quarter of 2008 driven by a 4.8% increase in new business policies in force to 161,482. The private passenger auto new business year-over-year average premium per policy decreased 0.6% to $1,016 at June 30, 2008. A private passenger auto incentive program was implemented in July 2006 to stimulate policy growth and has contributed to the increase in new business policies in force. Under the program, eligible agents receive a bonus depending on the number of new private passenger auto policies issued. This program was further revised effective June 1, 2008. See “Private Passenger Auto Bonus” section herein for further details of the change. Homeowners new business premium decreased to $20.1 million in the second quarter of 2008 from $22.1 million in the second quarter of 2007. Homeowners new policies in force decreased 2.5% to 165,133, while the year-over-year average premium per policy on homeowners new business decreased 1.7% to $463. The decline in homeowners new business policies is partly impacted by the slow down in the housing market in our region.
Renewal premiums written on personal lines policies increased during the second quarter of 2008 to $652.4 million from $640.9 million, or 1.8%. The impact of rate reductions was offset by improving policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business decreased 1.3% to $788 at June 30, 2008 from $798 at June 30, 2007. The policy retention ratio for private passenger auto improved to 91.6% at June 30, 2008, from 91.5% at December 31, 2007 and 91.1% at June 30, 2007, while the policy retention for homeowners improved to 90.7% at June 30, 2008, from 90.3% at December 31, 2007 and 89.9% at June 30, 2007.
Commercial lines - The commercial lines new business premiums written increased 3.2% to $42.2 million in the second quarter of 2008 from $40.9 million in the second quarter of 2007. Commercial lines new policies in force increased 9.6% to 88,742 for the twelve months ended June 30, 2008, while the average premium per policy on commercial lines increased 1.4%. Factors contributing to the increase in new commercial lines premiums written in 2008 include more proactive communications between us and our commercial agents, continued refinement and enhancements to our quote processing systems and our use of more refined pricing based on predictive modeling. The increase in the average premium per policy on commercial lines new business resulted from certain commercial multi-peril pricing actions that increased rates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Renewal premiums for commercial lines decreased 4.0% to $264.1 million from $275.0 million in the second quarters of 2008 and 2007, respectively. While renewal policies in force increased 2.5% to 423,152 for the twelve months ended June 30, 2008, the year-over-year average premium per policy on commercial lines renewal business declined 7.0% due primarily to the workers compensation and commercial multi-peril line of business trends.
Future trends – premium revenue – We are continuing our efforts to grow premiums and improve our competitive position in the marketplace. Our new policy growth was influenced somewhat by the timing of our annual sales contests for our independent agents. These contests are intended to generate policy sales through various annual promotional incentives and recognition awards. These spring annual sales contests in 2008 did not begin until April, nearly one month later than their start date in 2007. Thus the spring contests had more of an impact on the number of policies placed in the second quarter of 2008 as compared to the second quarter of 2007. Also contributing to our current and future growth is the continued expansion of our agency force as new agents build up their books of business with the Property and Casualty Group. We appointed 84 new agencies in the first half of 2008, for a total of 2,016 agencies at June 30, 2008. We expect to meet our goal of appointing 140 new agencies in 2008. In 2007, we appointed 214 new agencies. As previously announced, with West Virginia’s workers compensation system transitioning to an open-market system in July 2008, the Property and Casualty Group began writing workers compensation business in West Virginia effective July 1, 2008.
Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written by the Property and Casualty Group. The service charges are fixed dollar amounts per billed installment. Gross service agreement revenue amounted to $8.1 million and $7.8 million for the quarters ended June 30, 2008 and 2007, respectively. Effective March 1, 2008, we introduced late payment and policy reinstatement fees, where permitted on policyholder accounts, that are past due or lapsed in coverage due to non-payment of premiums. Service agreement revenue is expected to increase between $2.0 million and $3.0 million in 2008 as a result of these new fees. This estimate was revised at June 30, 2008 to reflect the most recent late payment service fee experience. Policyholder late payment patterns were expected to be influenced by the imposition of these fees, and therefore could be less than estimated by management.
Cost of management operations

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
(in thousands)	(Unaudited)			(Unaudited)
Commissions	$148,818	$148,855	0.0%	$278,575	$279,704	(0.4)%

Personnel costs	36,307	34,596	4.9	73,282	68,509	7.0
Survey and underwriting costs	6,288	5,888	6.8	12,203	12,173	0.2
Sales and policy issuance costs	7,584	5,733	32.3	13,177	10,966	20.2
All other operating costs	14,117	12,320	14.6	27,537	26,425	4.2

Non-commission expense	64,296	58,537	9.8	126,199	118,073	6.9

Total cost of management operations	$213,114	$207,392	2.8%	$404,774	$397,777	1.8%

KEY POINTS
•	Commissions in the second quarter of 2008 include:
•	a decrease in the estimate for agent bonuses of $2.3 million,

•	an increase in normal and accelerated rate commissions of $1.8 million in the second quarter of 2008 driven by an increase in certain workers compensation commissions and commercial commission rate increases for five commercial lines of business and higher accelerated commissions due to more newly appointed agents, and

•	an increase in promotional incentives and the private passenger auto bonus of $1.1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Driving the 4.9% increase in personnel costs in the second quarter of 2008 is a $1.0 million charge for executive severance costs and an increase of $0.6 million in average pay rates partially offset by lower staffing levels. Excluding the severance charge, personnel costs rose 2.0%.

•	Sales and policy issuance costs increased 32.3% due to a $1.3 million increase in advertising expenses.

•	All other operating costs increased 14.6% driven by a $2.2 million increase in consulting fees, primarily contract labor costs related to our current technology program.
Commissions - Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
(in thousands)	(Unaudited)			(Unaudited)
Scheduled rate commissions	$124,510	$123,164	1.1%	$233,333	$231,126	1.0%
Accelerated rate commissions	1,135	651	74.3	2,105	1,164	80.8
Agent bonuses	21,581	23,864	(9.6)	39,355	45,192	(12.9)
Promotional incentives	745	(65)	NM	1,506	29	NM
Private passenger auto bonus	1,847	1,541	19.9	3,276	2,993	9.5
Change in commissions allowance for mid-term policy cancellations	(1,000)	(300)	NM	(1,000)	(800)	NM

Total commissions	$148,818	$148,855	0.0%	$278,575	$279,704	(0.4)%

NM = not meaningful
Scheduled and accelerated rate commissions –The direct written premiums of the Property and Casualty Group remained flat in the second quarter of 2008 compared to the second quarter of 2007. The increase in scheduled rate commissions is reflective of an increase in certain workers compensation commission rates which became effective August 1, 2007 in certain states, and added $0.6 million of commission expense in the second quarter of 2008. Effective July 1, 2008, commission rates have been increased for certain commercial lines new business premiums. We recognized $0.5 million in the second quarter of 2008 of additional commission expense for those commercial premiums written but not yet collected at June 30, 2008. The higher commercial commission rates are expected to increase commission expense by approximately $1.5 million for the remainder of 2008 and $2 million for 2009.

Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years of operations. Accelerated rate commissions increased during the second quarter of 2008 as expected given the additional new agency appointments in recent years as part of our growth strategy. We appointed 65 new agencies in 2005, 139 in 2006 and 214 in 2007. In the first half of 2008 we appointed another 84 new agencies and expect to appoint a total of 140 for the year. As new agency appointments continue, accelerated commissions are expected to increase.

Agent bonuses – Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior year’s actual underwriting data by agency combined with the current year-to-date actual data. The decrease in the estimate for agent bonuses in the second quarter of 2008 reflects a reduction in our estimate of the profitability component of the bonus. The agent bonus award is estimated at $77.2 million for 2008. Of this estimate, $73.9 million represents the profitability component and $3.3 million represents the growth component.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Private passenger auto bonus – In July 2006, an incentive program was implemented that paid a $50 bonus to agents for each qualifying new private passenger auto policy issued. Effective June 1, 2008, a tiered payout structure was introduced. The new structure pays out between $50 and $200 per private passenger auto application based on the number of qualifying new private passenger auto policies placed by an agency. As a result of the new tiered payout structure, the total cost of this program is expected to approximate $9.0 million for 2008 and $9.7 million for 2009. For the second quarter 2008, $0.2 million additional commission expense was recorded as a result of the new tiered bonus.
Other costs of management operations – The cost of management operations excluding commission costs increased $5.8 million, or 9.8%, for the second quarter of 2008. Personnel costs, increased 4.9%, in the second quarter of 2008. Driving this increase was a $1.0 million charge for severance costs for an executive officer who resigned during the quarter and a $0.6 million increase in salaries and wages due to higher average pay rates partially offset by lower staffing levels. All other operating costs increased 14.6% driven by a $2.2 million increase in consulting fees primarily due to contract labor costs related to our technology development efforts. Also in the second quarter of 2008, sales and policy issuance costs increased due to a $1.3 million increase in advertising expenses.
For the six months ended June 30, 2008, personnel costs increased 7.0% or $4.8 million. The first half of 2008 includes $2.1 million of severance costs for two executive officers who resigned during the year. Included in this amount is $0.3 million for the accelerated recording of the full obligation, rather than the pro-rata amount, under the long-term incentive plan related to the two resigned executives. During 2008, investments continue to be made to support our effort to remain competitive in the marketplace. As noted previously, increased expenses related to commission and incentive changes, advertising to support our Agents, as well as investments in new technologies, are being incurred to help stimulate growth for our Property and Casualty Group. We invested $2.1 million in software purchases related to upgrading the policy administration system that have been capitalized on the Consolidated Statement of Financial Position. We have also incurred $1.9 million of additional expense recognized in the Consolidated Statement of Operations, of which $1.7 million relates to external costs for consultant fees in conjunction with the planning and designing of the upgraded system. See also “Factors That May Affect Future Results,” herein.
Future trends – cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Our estimate for growth in non-commission operating expenses for the year 2008 is 13%. In the second half of the year we will be working to develop the detailed planning and design of our policy administration replacement system and as a result expect to incur external expenses of approximately $10 million.

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

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
(in thousands)	(Unaudited)			(Unaudited)
Premiums earned	$51,736	$52,122	(0.7)%	$103,662	$104,096	(0.4)%
Losses and loss adjustment expenses incurred	33,823	29,789	13.5	67,583	62,023	9.0
Policy acquisition and other underwriting expenses	14,668	14,410	1.8	28,754	28,530	0.8

Total losses and expenses	48,491	44,199	9.7	96,337	90,553	6.4

Underwriting income	$3,245	$7,923	(59.0)%	$7,325	$13,543	(45.9)%

KEY POINTS
•	Earned premiums declined slightly in the second quarter of 2008 reflecting the trend of rate decreases.

•	Losses related to the current accident year contributed 6.7 points to the combined ratio in the second quarter of 2008, compared to 0.7 points in the second quarter of 2007. Increased severity in homeowners and three catastrophic liability workers compensation claims incurred in the second quarter were the primary contributors to the 2008 losses.

•	Development of prior accident year loss reserves continued to be favorable improving the loss ratio 3.9 points, or $2.0 million, in the second quarter 2008 compared to an improvement of 4.3 points for the second quarter of 2007. This development is reflective of improved frequency and severity trends.

•	Catastrophe losses contributed 3.0 points and 2.2 points to the GAAP combined ratio in the second quarters of 2008 and 2007, respectively.
Profitability measures

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Erie Indemnity Company GAAP loss and LAE ratio*	65.4%	57.2%	65.2%	59.6%
Erie Indemnity Company GAAP combined ratio*	93.7	84.8	92.9	87.0
P&C Group statutory combined ratio	91.2	82.4	92.1	86.0
P&C Group adjusted statutory combined ratio**	87.0	77.7	88.0	81.5
Direct business:
Personal lines adjusted statutory combined ratio	85.5	80.9	85.4	81.3
Commercial lines adjusted statutory combined ratio	90.1	76.6	90.9	82.6

Prior accident year reserve development – redundancy	(3.9)	(4.3)	(4.6)	(7.4)
Prior year salvage and subrogation recoveries collected	(1.6)	(1.8)	(2.4)	(2.4)

Total loss ratio points from prior accident years	(5.5)%	(6.1)%	(7.0)%	(9.8)%

*	The GAAP loss and LAE ratio and the combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums for our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments.

**	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, was $2.0 million and $2.2 million, and improved the loss ratio by 3.9 points and 4.3 points in the second quarters of 2008 and 2007, respectively. The favorable development in 2008 resulted from improvements in frequency trends on automobile bodily injury and uninsured/underinsured motorist bodily injury. Severity trends in the second quarter of 2008 reflected slight improvements over anticipated trends. In the second quarter of 2007, a majority of the favorable development resulted from improved severity trends on automobile bodily injury and improved frequency trends and flattening severity trends on uninsured/underinsured motorist bodily injury. Overall, loss costs for private passenger auto have remained relatively flat.
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $1.5 million and $1.1 million in the second quarters of 2008 and 2007, respectively. The second quarter of 2008 included wind, tornado and hail storms primarily in the states of Indiana, Maryland and North Carolina, while 2007 included tornados and flooding in Ohio, North Carolina and Virginia. These catastrophe losses contributed 3.0 points and 2.2 points to the GAAP combined ratio in the second quarters of 2008 and 2007, respectively. Catastrophe losses incurred for the first half of 2008 and 2007 were $2.4 million and $1.4 million, respectively, and contributed 2.3 points and 1.3 points to the combined ratio, respectively.
Underwriting losses are seasonally higher in the second through fourth quarters and as a consequence, our combined ratio generally increases as the year progresses. In the second quarter of 2008, our share of the increase to incurred but not reported reserves related to seasonality adjustments was $0.9 million, compared to $1.5 million in the second quarter of 2007. In the first quarter of 2008, the seasonality adjustment reduced our share of the incurred but not reported reserves by $3.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investment Operations

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
(in thousands)	(Unaudited)			(Unaudited)
Net investment income	$11,467	$14,138	(18.9)%	$23,139	$28,116	(17.7)%
Net realized (losses) gains on investments	(14,267)	2,222	NM	(38,846)	4,112	NM
Equity in earnings of limited partnerships	11,275	20,180	(44.1)	19,253	32,698	(41.1)
Equity in (losses) earnings of EFL	(602)	1,247	NM	(874)	2,613	NM

Net revenue from investment operations	$7,873	$37,787	(79.2)%	$2,672	$67,539	(96.0)%

NM = not meaningful
KEY POINTS
•	Net investment income decreased 18.9% for the quarter due to lower invested asset balances as a result of our continued share repurchase activity.

•	Net realized losses on investments in the second quarter of 2008 include $12.4 million of impairment charges in the second quarter of 2008, and $4.6 million of unrealized losses on common stock recognized as a result of adopting SFAS 159. Impairment charges were $2.0 million in the second quarter of 2007.

•	Equity in earnings of limited partnerships decreased $8.9 million in the second quarter of 2008.
Impairment charges of $12.4 million included $8.0 million on fixed maturities and $4.4 million on preferred stock for the three months ended June 30, 2008. Impairment charges were taken on securities in the financial services industry sector due to continued declines in fair value and credit deterioration that occurred in the second quarter of 2008. For the six months ended June 30, 2008 and 2007, impairment charges on fixed maturities were $14.0 million and $1.6 million, respectively, and impairment charges on preferred stock were $10.4 million and $0.4 million, respectively. In the second quarter of 2008, valuation losses on common stock that were reported in earnings were $4.6 million. See Note 6 to the Consolidated Financial Statements for additional information on our adoption of SFAS 159.
Private equity and mezzanine debt limited partnerships generated earnings of $7.2 million and $8.1 million for the quarters ended June 30, 2008 and 2007, respectively. Real estate limited partnerships generated earnings of $4.1 million and $12.1 million in the second quarters of 2008 and 2007, respectively. Although we have no direct exposure, the reduced valuation adjustments recorded by our real estate limited partnerships are the result of a general slow-down in the real estate markets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At June 30, 2008, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $801 million, or 28.6%, of total assets.
Our investments are subject to certain risks, including interest rate, credit and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 55.5% and 57.7% of invested assets at June 30, 2008 and December 31, 2007, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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
We adopted SFAS 157 “Fair Value Measurement” during the first quarter of 2008. This standard did not require us to make any changes to our valuation methods. Furthermore, our use of Level 3 or “Unobservable inputs” accounted for less than 3% of our available-for-sale and trading securities at June 30, 2008.
Fixed maturities
We continue to monitor the municipal bond market and the effect of recent downgrades by rating agencies specific to certain municipal bond insurers. Our municipal bond portfolio accounts for $209.4 million, or 33.2%, of the total fixed maturity portfolio. Insurance enhanced municipal bonds total 78.1% of the total municipal bond portfolio. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Our municipal bond portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall credit quality rating of our municipal bond portfolio is AA. The overall credit quality rating of our municipal bond portfolio giving no effect to insurance is AA-.
Approximately 5.9%, or $37.0 million, of our fixed maturities portfolio is invested in structured products. Our structured product portfolio is highly rated with an average rating of AA- or higher. We continually monitor these investments for material declines in quality and value.

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
Loss and loss adjustment expense reserves are presented in our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC. Our property/casualty insurance subsidiaries wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group during the first six months of 2008. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset in our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of
	June 30,	December 31,
(in thousands)	2008	2007

Gross reserve liability:
Private passenger auto	$303,379	$321,320
Pre-1986 automobile catastrophic injury	180,951	192,764
Homeowners	29,571	28,506
Workers compensation	155,124	146,402
Workers compensation catastrophic injury	100,447	108,589
Commercial auto	76,750	79,848
Commercial multi-peril	78,737	75,169
All other lines of business	79,594	73,933

Gross reserves	1,004,553	1,026,531
Reinsurance recoverables	813,958	834,453

Net reserve liability	$190,595	$192,078

The reserves that have the greatest potential for variation are the catastrophic injury liability reserves. We are currently reserving for about 300 claimants requiring lifetime medical care, of which less than 150 involve catastrophic injuries. The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $526.3 million at June 30, 2008, which is net of $173.2 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net catastrophic injury liability reserves is $28.9 million at June 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Off-balance sheet arrangements
There are no off-balance sheet obligations related to the variable interest we have in the Exchange. Any liabilities between the Exchange and us are recorded in our Consolidated Statements of Financial Position. We have no other material off-balance sheet obligations or guarantees, other than the limited partnership investment commitments discussed in Note 14 to the Consolidated Financial Statements herein.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated sufficient positive cash flow from our operations to fund our commitments and build our investment portfolios. In 2007 and 2008, operating cash flows have been used to fund our financing activities, particularly our dividends to shareholders and share repurchases. When dividends to shareholders and share repurchases exceed operating cash flows, the investment portfolios of the Company may be used as a funding source. However, given the recent illiquid market environment for certain of our bond and preferred stock holdings, we borrowed $75.0 million on our line of credit during the first quarter of 2008 to support our current repurchase program while allowing us to meet our operating cash obligations.
Also during the first quarter of 2008, we borrowed $30.0 million from EIC, our property/casualty insurance subsidiary, to fund these operating and financing cash flow activities. We repaid the entire balance during the second quarter of 2008 and paid interest of less than $0.1 million at that time. This intercompany borrowing was eliminated upon consolidation and therefore had no impact on our Consolidated Statements of Financial Position or Operations.
Lower operating cash flows in the first six months of 2008, compared to the first six months of 2007, were primarily related to a decrease in management fees received from the Exchange, lower distributions from our limited partnerships and higher operating expenses. We made pension contributions of $15.0 million and $14.8 million to our pension plan in 2008 and 2007, respectively. We also prepaid a software maintenance agreement for a three year period in 2008, whereas in 2007 we had only prepaid the agreement for one year, resulting in higher cash outlay in 2008 of $5.8 million.
During the second quarter of 2008, we repurchased 737,773 shares of our outstanding Class A common stock in conjunction with our stock repurchase plan that was authorized in February 2006. The shares were repurchased at a cost of $36.9 million. In the first half of 2008, 1.9 million shares were repurchased at a total cost of $97.7 million. At June 30, 2008, approximately $94.2 million repurchase authority remains under this plan. (See Item 2. of Part II. Unregistered Sales of Equity Securities and Use of Proceeds).
As discussed in the “Factors That May Affect Future Results” section, herein, future operating cash flows will also be affected by commitments made by us for our information technology initiatives. Also impacting our future investing activities will be our limited partnership commitments, which at June 30, 2008 total almost $112 million required to be funded through 2012.
We expect to meet our future funding requirements through various alternatives. Outside of our normal operating and investing cash activities we have available: (1) a bank line of credit limit of $100 million of which we currently have borrowings of $75.0 million at June 30, 2008 thus providing an additional $25 million if needed, (2) dividend payments from our wholly-owned property/casualty insurance subsidiaries, EIC, EPC and EICNY, up to their statutory limits, (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $107 million at June 30, 2008 and (4) the ability to modify our share repurchase activities until the investment markets better support our financing activities. We believe we have the funding sources available to us to support future cash flow requirements.

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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. At June 30, 2008, the Exchange had $4.8 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1. We believe the Exchange’s capital levels are very strong.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Note 15 to the Consolidated Financial Statements herein.
Insurance premium rate actions
The changes in premium rates of the Property and Casualty Group directly affect direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and also have a direct bearing on management fees. Rate reductions have been implemented and continue to be sought in 2008 by the Property and Casualty Group. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2008, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management estimates that pricing actions approved, filed and awaiting approval or contemplated through 2008, will reduce premiums for the Property and Casualty Group by $14.1 million through the remainder of the year for a total of $31.4 million in 2008. Given our experience and the potential turn in the market, we continue to project rate increases of about 0% and 1% overall that will affect our 2009 pricing.
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
Information technology development
During 2008, we are continuing a broad program of initiatives to enhance the functionality of our legacy processing and agency interface systems aimed at improving the ease of doing business, enhancing agent and employee productivity and access to information. We are also continuing a program in 2008 to evaluate our policy administration system replacement which we initiated in 2007. In the second half of 2008 we will be working to develop the detailed planning and design of the policy administration replacement system and expect to incur approximately $10 million of external consulting and contract labor fees as a result. The next phase of the project and the related expenses will be approved before the end of the initial phase of the project.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2007 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the six months ended June 30, 2008. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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
Our investment portfolio is diversified with 97.3% of the fixed income portfolio rated investment grade (BBB or higher). Approximately 5.9% of our fixed income portfolio is invested in structured products which include mortgage-backed securities, collateralized debt/loan obligations, asset-backed and credit-linked notes. Our structured product portfolio has an average rating of AA- or higher. We believe we have no significant direct exposure to the subprime residential mortgage market through investments in structured products.
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Similar to our investment portfolio, the Exchange maintains 95.6% of its bond portfolio rated investment grade. Approximately 10.4% of the Exchange’s bond portfolio is invested in structured products with an average rating of AA or higher.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan

April 1 – 30, 2008	332,674	$51.50	332,674
May 1 – 31, 2008	0	0.00	0
June 1 – 30, 2008	405,099	48.72	405,099

Total	737,773		737,773	$94,200,000

In April 2008, our Board of Directors approved a continuation of the stock repurchase program for an additional $100 million authorizing repurchases through June 30, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The election of directors to serve on our Board occurred at our Annual Meeting of Shareholders held on April 22, 2008. All nominees to the Board were elected by a unanimous 2,518 votes. This information is incorporated by reference to our Form 8-K as filed with the Securities and Exchange Commission on April 23, 2008.
ITEM 5. OTHER INFORMATION
As discussed in our 8-K filing with the Securities and Exchange Commission on June 26, 2008, Erie Indemnity Company entered into an Executive Retention Agreement with Philip A. Garcia, Executive Vice President and Chief Financial Officer, on June 25, 2008. This agreement provides for the retention of Mr. Garcia’s services to the Company as Executive Vice President and Chief Financial Officer for a period defined as the earliest of his death or disability, 30 days after the filing with the Securities and Exchange Commission of the Company’s Annual Report on Form 10-K for the fiscal year 2008, the date of termination of his employment by the Company for other than cause or by him for good reason, or April 30, 2009, the retention period.
As discussed in our 8-K filing with the Securities and Exchange Commission on July 18, 2008, Erie Indemnity Company announced the selection of Terrence W. Cavanaugh, formerly of the Chubb Corporation, as President and Chief Executive Officer. Mr. Cavanaugh was elected to the Company’s Board of Directors effective July 29, 2008.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Separation Agreement between Erie Indemnity Company and Michael J. Krahe dated June 25, 2008

10.2*	Executive Retention Agreement between Erie Indemnity Company and Philip A. Garcia dated June 25, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 26, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: July 29, 2008	/s/ John J. Brinling, Jr.

John J. Brinling, Jr., President & CEO

/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO