Form 10-Q
period 2008-09-30
ERIE INDEMNITY CO
filed 2008-11-05
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 51,376,513 at October 22, 2008.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,551 at October 22, 2008.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $617,244 and $702,488, respectively)	$596,728	$703,406
Equity securities (cost of $74,841 and $204,005, respectively)	68,868	218,270
Trading securities, at fair value (cost of $79,021)	74,506	0
Limited partnerships (cost of $263,831 and $235,886, respectively)	311,969	292,503
Real estate mortgage loans	1,237	4,556

Total investments	1,053,308	1,218,735

Cash and cash equivalents	18,158	31,070
Accrued investment income	9,831	9,713
Premiums receivable from policyholders	261,020	243,612
Federal income taxes recoverable	0	1,451
Deferred income taxes	14,594	0
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	802,315	833,554
Ceded unearned premiums to Erie Insurance Exchange	118,455	110,524
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	240,205	208,752
Reinsurance recoverable from non-affiliates	2,277	2,323
Deferred policy acquisition costs	17,113	16,129
Equity in Erie Family Life Insurance	42,264	59,046
Securities lending collateral	14,890	30,370
Pension plan asset	43,968	32,460
Other assets	71,528	55,884

Total assets	$2,734,926	$2,878,623

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$995,603	$1,026,531
Unearned premiums	445,831	421,263
Commissions payable	135,267	122,473
Agent bonuses	58,821	94,458
Securities lending collateral	14,890	30,370
Bank line of credit	30,000	0
Accounts payable and accrued expenses	54,971	41,057
Deferred executive compensation	16,718	23,499
Deferred income taxes	0	14,598
Federal income taxes payable	452	0
Dividends payable	22,774	23,637
Employee benefit obligations	25,816	29,458

Total liabilities	1,801,143	1,827,344

Shareholders’ Equity
Capital stock:
Class A common, stated value $.0292 per share; authorized 74,996,930 shares; issued 68,277,600 shares; 51,376,513 and 53,338,937 shares outstanding, respectively	1,991	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; and 2,551 shares authorized, issued and outstanding	179	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive (loss) income	(26,856)	10,048

Retained earnings, before cumulative effect adjustment	1,747,050	1,740,174
Cumulative effect adjustment from adoption of Statement of Financial Accounting Standards No. 159, net of tax	11,191	0

Retained earnings, after cumulative effect adjustment	1,758,241	1,740,174

Total contributed capital and retained earnings	1,741,385	1,760,222

Treasury stock, at cost, 16,901,087 and 14,938,663 shares, respectively	(807,602)	(708,943)

Total shareholders’ equity	933,783	1,051,279

Total liabilities and shareholders’ equity	$2,734,926	$2,878,623

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUE
Management fee revenue, net	$234,120	$232,089	$692,737	$690,432
Premiums earned	52,057	51,892	155,719	155,988
Service agreement revenue	8,340	7,470	23,480	22,186

Total operating revenue	294,517	291,451	871,936	868,606

OPERATING EXPENSES
Cost of management operations	195,297	200,913	577,754	576,768
Losses and loss adjustment expenses incurred	37,185	30,766	104,768	92,789
Policy acquisition and other underwriting expenses	12,311	13,090	36,592	36,779

Total operating expenses	244,793	244,769	719,114	706,336

INVESTMENT (LOSS) INCOME — UNAFFILIATED
Investment income, net of expenses	10,218	12,233	33,357	40,350
Net realized (losses) gains on investments	(41,356)	3,438	(80,202)	7,550
Equity in earnings of limited partnerships	1,057	14,169	20,310	46,867

Total investment (loss) income — unaffiliated	(30,081)	29,840	(26,535)	94,767

Income before income taxes and equity in (losses) earnings of Erie Family Life Insurance	19,643	76,522	126,287	257,037
Provision for income taxes	6,011	23,669	40,550	79,767
Equity in (losses) earnings of Erie Family Life Insurance, net of tax	(9,384)	643	(10,197)	3,074

Net income	$4,248	$53,496	$75,540	$180,344

Net income per share:
Class A common stock — basic	$0.08	$0.97	$1.45	$3.17

Class A common stock — diluted	0.07	0.87	1.30	2.87

Class B common stock — basic and diluted	15.92	145.92	216.59	482.27

Weighted average shares outstanding — basic:
Class A common stock	51,376,513	55,183,547	51,984,203	56,727,315

Class B common stock	2,551	2,559	2,551	2,568

Weighted average shares outstanding — diluted:
Class A common stock	57,533,591	61,370,219	58,141,281	62,935,587

Class B common stock	2,551	2,559	2,551	2,568

Dividends declared per share:
Class A common stock	$0.44	$0.40	$1.32	$1.20

Class B common stock	66.00	60.00	198.00	180.00

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Accumulated other comprehensive income
Balance, beginning of period	$(8,543)	$(1,359)	$10,048	$5,422
Adjustment to opening balance, net of tax*	0	0	(11,191)	0

Adjusted balance, beginning of period	(8,543)	(1,359)	(1,143)	5,422

Gross unrealized (losses) gains arising during period	(66,105)	1,049	(98,040)	(5,272)
Less: reclassification adjustment for gross realized losses (gains) included in net income	37,932	(3,438)	58,482	(7,550)

Change in comprehensive loss, before tax	(28,173)	(2,389)	(39,558)	(12,822)
Income tax benefit related to items of other comprehensive loss	9,860	836	13,845	4,488

Change in other comprehensive (loss) income, net of tax	(18,313)	(1,553)	(25,713)	(8,334)

Balance, end of period	$(26,856)	$(2,912)	$(26,856)	$(2,912)

Comprehensive (loss) income
Net income	$4,248	$53,496	$75,540	$180,344
Net change in accumulated other comprehensive (loss) income	(18,313)	(1,553)	(25,713)	(8,334)

Total comprehensive (loss) income	$(14,065)	$51,943	$49,827	$172,010

*	Unrealized gains related to common stock were reclassified to retained earnings upon the adoption of the fair value option at January 1, 2008 in accordance with SFAS No. 159. See Note 6 for further discussion.
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Management fee received	$660,047	$682,700
Service agreement fee received	23,880	22,686
Premiums collected	157,813	157,214
Settlement of commutation received from Exchange	0	6,782
Net investment income received	38,318	40,811
Limited partnership distributions	21,738	66,149
Salaries and wages paid	(81,030)	(80,986)
Pension contribution and employee benefits paid	(36,972)	(30,639)
Commissions paid to agents	(326,940)	(325,963)
Agent bonuses paid	(94,855)	(91,758)
General operating expenses paid	(77,859)	(64,586)
Interest paid on bank line of credit	(953)	—
Losses paid	(88,748)	(85,735)
Loss adjustment expenses paid	(15,765)	(16,002)
Other underwriting and acquisition costs paid	(42,474)	(39,673)
Income taxes paid	(56,360)	(61,552)

Net cash provided by operating activities	79,840	179,448

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(141,641)	(129,098)
Preferred stock	(31,343)	(41,840)
Common stock	(55,894)	(64,424)
Limited partnerships	(44,702)	(68,319)
Sales/maturities of investments:
Fixed maturity sales	121,966	177,363
Fixed maturity calls/maturities	80,088	71,427
Preferred stock	35,560	66,038
Common stock	72,508	68,406
Sale and return of limited partnerships	20,368	7,723
(Purchase) disposal of property and equipment	(8,551)	100
Net distributions on agent loans	(2,924)	(5,643)

Net cash provided by investing activities	45,435	81,733

Cash flows from financing activities
Proceeds from bank line of credit	75,000	—
Payments on bank line of credit	(45,000)	—
Purchase of treasury stock	(98,659)	(219,827)
Dividends paid to shareholders	(69,528)	(69,438)
(Decrease) increase in collateral from securities lending	(15,480)	6,336
Redemption (acquisition) of securities lending collateral	15,480	(6,336)

Net cash used in financing activities	(138,187)	(289,265)

Net decrease in cash and cash equivalents	(12,912)	(28,084)
Cash and cash equivalents at beginning of period	31,070	60,241

Cash and cash equivalents at end of period	$18,158	$32,157

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 27, 2008. Erie Insurance Exchange (Exchange), for whom we serve as attorney-in-fact, and its property/casualty subsidiary, Flagship City Insurance Company, our three insurance subsidiaries, EIC, EICNY and EIPC and Erie Family Life Insurance Company (EFL) operate collectively as the Erie Insurance Group (Group).
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
In 2006, SFAS 157, “Fair Value Measurements,” was issued and provides guidance for using fair value to measure assets and liabilities as well as enhances disclosures about fair value measurements which became effective for us on January 1, 2008. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The standard did not expand the use of fair value in any new circumstances and thus, did not have an impact on our financial position, results of operations or cash flows. The statement established a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures focus on the inputs used to measure fair value for these measurements and the effects of these measurements in the financial statements. We implemented this standard during the first quarter of 2008 and have provided the required disclosures concerning inputs used to measure fair value in Note 6 herein.

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
Perpetual preferred securities and hybrid preferred securities are evaluated without considering any bond like characteristics. We believe this approach to be more conservative since the lack of a final maturity and unlikelihood of a call means recovery is uncertain and would occur over a multiyear period. If we believe we have the intent and ability to hold these types of securities until recovery we would not record an other-than-temporary impairment.
An investment that is deemed other than temporarily impaired is written down to its estimated fair value. Impairment charges are included in net realized (losses) gains in the Consolidated Statements of Operations.
Trading securities
Common stock securities were reclassified from available-for-sale at December 31, 2007 to trading in the first quarter of 2008 with our adoption of SFAS 159. Common stock securities are reported at fair value. As of January 1, 2008, unrealized gains and losses on these securities are included in net realized (losses) gains in the Consolidated Statements of Operations. Realized gains and losses on sales of common stock are recognized in income based upon the specific identification method. Dividend income is recognized as earned.
NOTE 4 — RECLASSIFICATIONS
Certain amounts previously reported in the 2007 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications only affected the Consolidated Statements of Cash Flows.
NOTE 5 — EARNINGS PER SHARE
Earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. Class A diluted earnings per share are calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan and awards not yet vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — EARNINGS PER SHARE (Continued)
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock:

	Three Months Ended September 30,
	2008			2007
	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$4,208	51,376,513	$0.08	$53,123	55,183,547	$0.97

Dilutive effect of stock awards	—	34,678	—	—	45,072	—

Assumed conversion of Class B shares	40	6,122,400	—	373	6,141,600	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$4,248	57,533,591	$0.07	$53,496	61,370,219	$0.87

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$40	2,551	$15.92	$373	2,559	$145.92

	Nine Months Ended September 30,
	2008			2007
	Allocated Net	Weighted		Allocated Net	Weighted
	Income	Shares	Per-Share	Income	Shares	Per-Share
(dollars in thousands except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Class A — Basic EPS:
Income available to Class A stockholders	$74,988	51,984,203	$1.45	$179,106	56,727,315	$3.17

Dilutive effect of stock awards	—	34,678	—	—	45,072	—

Assumed conversion of Class B shares	552	6,122,400	—	1,238	6,163,200	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$75,540	58,141,281	$1.30	$180,344	62,935,587	$2.87

Class B — Basic and Diluted EPS:
Income available to Class B stockholders	$552	2,551	$216.59	$1,238	2,568	$482.27

Included in the restricted stock awards not yet vested are awards of 12,535 and 37,716 for the third quarters of 2008 and 2007, respectively, related to our pre-2004 long-term incentive plan for executive and senior management. Awards not yet vested related to the outside directors’ stock compensation plan were 6,143 and 7,356 for the third quarters of 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE
Fair Value Measurement (SFAS 157)
SFAS 157 provides guidance for using fair value to measure assets and liabilities and enhances disclosures about fair value measurement (see Note 2). The standard describes three levels of inputs that may be used to measure fair value, which are provided below.
On October 10, 2008 the FASB issued Financial Staff Position (FSP) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP provides clarification regarding the application of SFAS 157 in a market that is not active and provides illustrations to consider in determining prices in such an environment. This FSP was effective upon issuance. We have considered the guidance provided in this FSP for securities held at September 30, 2008 that were not actively traded. The adoption of FSP SFAS 157-3 during the third quarter did not have a material effect on our results of operating financial position or liquidity.
Valuation techniques used to derive fair value of our available-for-sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our own assumptions regarding exit market pricing for these securities. Although the majority of our prices are obtained from third party sources, we performed an internal review of securities due to the current unstable market conditions to determine that inputs were observable given low trading volume on certain securities. Certain securities were downgraded to Level 3 as a result. These techniques provide the inputs for the following fair value hierarchy:

Level 1	Quoted prices for identical instruments in active markets. Such prices are obtained from third party nationally recognized pricing services. Level 1 securities primarily include publicly traded common stock, nonredeemable preferred stocks and treasury securities.

Level 2	Observable inputs other than quoted prices in Level 1. These would include prices obtained from third party pricing services that model prices based on observable inputs. Included in this category are primarily municipal securities, asset backed securities, collateralized-mortgage obligations, foreign and domestic corporate bonds and redeemable preferred stocks. Nonredeemable preferred stocks for which a quote in an active market is unavailable and a value is obtained from a third party pricing service are also included in this level.

Level 3	One or more of the inputs used to determine the value of the security are unobservable. Fair values for these securities are determined using comparable securities or valuations received from outside brokers or dealers. Examples of Level 3 fixed maturities may include certain private preferred stock and bond securities, collateralized debt and loan obligations, and credit linked notes.
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input as required by SFAS 157:

	September 30, 2008
		Fair value measurements using:
		Quoted prices
		in active		Significant
		markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$596,728	$6,779	$561,886	$28,063
Preferred stock	68,868	42,594	13,096	13,178
Trading securities:
Common stock	74,506	74,484	0	22

Total	$740,102	$123,857	$574,982	$41,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE (Continued)
The following tables provide a reconciliation of assets measured at fair value on a recurring basis for securities using Level 3 inputs for the three and nine months ended September 30, 2008:

		Net Realized/Unrealized
Quarterly Change:		Gains and Losses
			Included in			Ending
	Beginning		other	Purchases	Transfers in	balance at
	balance at	Included in	comprehensive	and sales,	and (out) of	September
(dollars in thousands)	June 30, 2008	earnings (1)	income	net	Level 3 (2)	30, 2008

Available-for-sale securities:
Fixed maturities	$9,139	$(651)	$(623)	$0	$20,198	$28,063
Preferred stock	12,973	(1,236)	(404)	0	1,845	13,178
Trading securities:
Common stock	21	0	1	0	0	22

Total Level 3 assets	$22,133	$(1,887)	$(1,026)	$0	$22,043	$41,263

The fixed maturities in Level 3 are primarily made up of securities in the financial services industry affected by the recent turmoil in the credit markets. The fair value of these securities breaks down as follows:

(dollars in thousands)	Fair Value
Corporate Debt
Financial Services Industry	$12,544
Others	5,551
Asset Backed Securities	6,137
Collateralized Mortgage Obligations	3,831

Total	$28,063

		Net Realized/Unrealized
Year-to-Date Change:		Gains and Losses
	Beginning		Included in			Ending
	balance at		other	Purchases	Transfers in	balance at
	December 31,	Included in	comprehensive	and sales,	and (out) of	September
(dollars in thousands)	2007	earnings (1)	income	net	Level 3 (2)	30, 2008

Available-for-sale securities:
Fixed maturities	$10,941	$(1,250)	$(253)	$1,446	$17,179	$28,063
Preferred stock	5,858	(1,836)	(1,201)	2,000	8,357	13,178
Trading securities:
Common stock	21	0	1	0	0	22

Total Level 3 assets	$16,820	$(3,086)	$(1,453)	$3,446	$25,536	$41,263

(1)	These losses are a result of other-than-temporary impairments and are reported in the Consolidated Statements of Operations. There were no unrealized gains or losses included in earnings at September 30, 2008 on Level 3 securities.

(2)	Transfers in to Level 3 would be attributable to changes in the availability of market observable information for individual securities within the respective categories.
We have no assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE (Continued)
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

NOTE 7 — INVESTMENTS
Fixed maturities and equity securities
Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include nonredeemable preferred stock at September 30, 2008 and common and preferred stock at December 31, 2007. The following tables summarize the cost and fair value of our available-for-sale securities:

	September 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Available-for-sale securities
Fixed maturities
U.S. treasuries and government agencies	$3,469	$251	$1	$3,719
Foreign government	1,998	0	11	1,987
Municipal securities	212,470	206	5,511	207,165
U.S. corporate debt	296,296	1,815	15,200	282,911
Foreign corporate debt	66,782	441	2,205	65,018
Mortgage-backed securities	13,647	601	537	13,711
Asset-backed securities	12,082	24	626	11,480

Total bonds	606,744	3,338	24,091	585,991
Redeemable preferred stock	10,500	285	48	10,737

Total fixed maturities	$617,244	$3,623	$24,139	$596,728

Equity securities
U.S. nonredeemable preferred stock	$70,375	$1,250	$6,766	$64,859
Foreign nonredeemable preferred stock	4,466	0	457	4,009

Total equity securities	$74,841	$1,250	$7,223	$68,868

Total available-for-sale securities	$692,085	$4,873	$31,362	$665,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Available-for-sale securities
Fixed maturities
U.S. treasuries and government agencies	$4,406	$272	$0	$4,678
Municipal securities	247,412	2,314	358	249,368
U.S. corporate debt	324,218	5,231	5,921	323,528
Foreign corporate debt	83,335	2,175	1,106	84,404
Mortgage-backed securities	11,565	602	38	12,129
Asset-backed securities	16,329	0	2,189	14,140

Total bonds	687,265	10,594	9,612	688,247
Redeemable preferred stock	15,223	614	678	15,159

Total fixed maturities	$702,488	$11,208	$10,290	$703,406

Equity securities
U.S. common stock	$66,449	$12,754	$0	$79,203
Foreign common stock	24,408	4,549	70	28,887
U.S. nonredeemable preferred stock	108,018	1,978	4,960	105,036
Foreign nonredeemable preferred stock	5,130	250	236	5,144

Total equity securities	$204,005	$19,531	$5,266	$218,270

Total available-for-sale securities	$906,493	$30,739	$15,556	$921,676

Trading securities
The following table summarizes the cost and fair value of our common stock:

	September 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(dollars in thousands)	cost	gains	losses	fair value

Trading securities
U.S. common stock	$54,381	$5,065	$7,657	$51,789
Foreign common stock	24,640	1,222	3,145	22,717

Total trading securities	$79,021	$6,287	$10,802	$74,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
The components of net realized losses and gains on investments as reported in the Consolidated Statements of Operations are included below. Continued declines in the financial services industry, specifically the banking industry, and declining bond and preferred stock prices, have resulted in further impairment charges during the third quarter of 2008.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Available-for-sale securities:
Fixed maturities
Gross realized gains	$137	$1,890	$2,311	$2,305
Gross realized losses	(775)	(523)	(1,115)	(745)
Impairment charges	(15,747)	0	(29,717)	(1,635)

Net realized (losses) gains	(16,385)	1,367	(28,521)	(75)

Equity securities
Gross realized gains	2,377	7,156	5,061	15,787
Gross realized losses	(1,572)	(2,095)	(5,993)	(4,140)
Impairment charges	(21,683)	(2,990)	(32,117)	(4,022)

Net realized (losses) gains	(20,878)	2,071	(33,049)	7,625

Trading securities:
Common stock
Gross realized gains	3,579	0	10,275	0
Gross realized losses	(4,247)	0	(8,814)	0
Valuation adjustments	(3,425)	0	(21,721)	0

Net realized losses	(4,093)	0	(20,260)	0

Limited partnerships:
Gross realized gains	0	0	3,541	0
Gross realized losses	0	0	(1,913)	0

Net realized gains	0	0	1,628	0

Net realized (losses) gains on investments	$(41,356)	$3,438	$(80,202)	$7,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Limited partnerships
For the nine months ended September 30, 2008 our equity in earnings from these partnerships as reported in the Consolidated Statements of Operations totaled 16.1% of our pre-tax income. While we do not exert significant influence over any of these partnerships, because we account for them under the equity method of accounting, we are providing summarized financial information in the following tables as of September 30, 2008 and December 31, 2007. Amounts provided in the “recorded by partnerships” section of the table are presented using the latest available financial statements received from the partnerships.

	Recorded by Erie Indemnity Company
	as of and for the nine months ended September 30, 2008
			(Loss) Income
			recognized
			due to
			valuation	Net
			adjustments	income
Investment percentage of partnership	Number of	Asset	by the	(loss)
for Erie Insurance Group	partnerships	recorded	partnerships	recorded

	(dollars in thousands)
Private equity:

Less than 10%	27	$89,571	($1,209)	$8,219
Greater than or equal to 10% but less than 50%	5	6,363	(954)	1,544
Greater than or equal to 50%	1	3,984	0	(434)

Total private equity	33	99,918	(2,163)	9,329

Mezzanine debt:

Less than 10%	13	36,216	1,235	1,822
Greater than or equal to 10% but less than 50%	3	14,142	835	545
Greater than or equal to 50%	1	3,678	(197)	353

Total mezzanine debt	17	54,036	1,873	2,720

Real estate:

Less than 10%	19	103,749	(5,059)	8,833
Greater than or equal to 10% but less than 50%	5	30,914	225	1,067
Greater than or equal to 50%	5	23,352	1,406	2,079

Total real estate	29	158,015	(3,428)	11,979

Total limited partnerships	79	$311,969	($3,718)	$24,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)

	Recorded by Partnerships
	as of and for the nine months ended September 30, 2008
			Income (loss)
			recognized
			due to
			valuation
			adjustments
Investment percentage of partnership	Total	Total	by the	Net income
for Erie Insurance Group	assets	liabilities	partnerships	(loss)

	(dollars in thousands)
Private equity:

Less than 10%	$22,739,440	$464,542	$237,477	$879,315
Greater than or equal to 10% but less than 50%	516,945	1,676	30,712	9,793
Greater than or equal to 50%	10,019	29	0	(147)

Total private equity	23,266,404	466,247	268,189	888,961

Mezzanine debt:

Less than 10%	5,542,704	450,403	(80,230)	168,967
Greater than or equal to 10% but less than 50%	587,674	198,595	(679)	20,303
Greater than or equal to 50%	26,693	7,056	(89)	747

Total mezzanine debt	6,157,071	656,054	(80,998)	190,017

Real estate:

Less than 10%	18,888,874	7,618,453	(524,149)	427,656
Greater than or equal to 10% but less than 50%	1,462,654	768,814	(12,993)	38,550
Greater than or equal to 50%	246,289	123,705	13,625	26,067

Total real estate	20,597,817	8,510,972	(523,517)	492,273

Total limited partnerships	$50,021,292	$9,633,273	$(336,326)	$1,571,251

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

During the first nine months of 2008, we sold our interests in 10 private equity limited partnerships in the secondary market and completed our commitment to six real estate limited partnerships. Proceeds from these sales totaled $18.0 million from which we recognized $1.6 million in net realized gains. The proceeds received from our sales will help to fund the remaining commitments of existing limited partnerships that total $101 million at September 30, 2008 (See also Note 15).
Securities lending program
To generate additional investment income we participate in a program whereby marketable securities from our investment portfolio are lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral initially equal to 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the fair value of the securities loaned. The fair value of the securities on loan to each borrower is monitored daily by the third-party custodian and the borrower is required to deliver additional collateral if the fair value of the collateral falls below 100% of the fair value of the securities on loan.
We had loaned securities included as part of our invested assets with a fair value of $14.1 million and $29.4 million at September 30, 2008 and December 31, 2007, respectively. We have incurred no losses on the securities lending program since the program’s inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8 — INCOME TAXES
We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2008 we recorded a net deferred tax asset of $14.6 million on our Consolidated Statements of Financial Position. We evaluated the need for an offsetting valuation allowance and management determined that sufficient tax planning strategies were available to the Company that would allow it to recover the deferred tax asset in future periods, and thus, an allowance was not recorded at September 30, 2008.
NOTE 9 — BANK LINE OF CREDIT
We have available a $100 million line of credit with a bank that expires on December 31, 2008. Borrowings outstanding on the line of credit were $30 million at September 30, 2008. We repaid $45 million of borrowings during the third quarter of 2008. Interest is currently being charged on the line at the Federal Funds Rate (currently at 2.0%) plus 50 basis points and totaled $0.5 million and $1.0 million for the quarter and nine months ended September 30, 2008, respectively. Bonds with a value of $127.5 million are pledged as collateral on the loan at September 30, 2008. These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statement of Financial Position as of September 30, 2008. The bank requires compliance with certain covenants which include minimum net worth and leverage ratios. We are in compliance with all bank covenants at September 30, 2008.
NOTE 10 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL
EFL is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Revenues	$(7,183)	$36,819	$39,756	$118,155
Benefits and expenses	29,296	31,824	83,115	96,038
(Loss) income before income taxes	(36,479)	4,995	(43,359)	22,117
Net (loss) income	(46,650)	3,198	(51,081)	15,278
Comprehensive (loss) income	(66,006)	6,156	(77,980)	9,062

In the third quarter of 2008 and 2007, EFL recognized pre-tax impairment charges of $40.1 million and $2.1 million, respectively, primarily related to its bonds and preferred stock in the financial services industry sector. Impairment charges for the nine months ended September 30, 2008 were $75.5 million compared to $2.1 million for the same period in 2007. A deferred tax valuation allowance of $22.7 million was also recorded at September 30, 2008 related to these impairments and remaining unrealized losses on its securities where the deferred tax asset is not expected to be realized.

	As of
	September 30,	December 31,
(in thousands)	2008	2007
Investments	$1,393,769	$1,511,319
Total assets	1,694,966	1,744,704
Liabilities	1,499,559	1,471,317
Accumulated other comprehensive loss	(28,363)	(1,465)
Total shareholders’ equity	195,407	273,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — POSTRETIREMENT AND OTHER BENEFITS
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
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan for certain members of the Erie Insurance Group retirement plan for employees (SERP) for executive and senior management. The components of net periodic benefit cost for our pension benefits are:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Service cost	$3,136	$3,531	$9,408	$10,591
Interest cost	4,447	4,191	13,342	12,574
Expected return on plan assets	(6,043)	(5,257)	(18,128)	(15,771)
Amortization of prior service cost	33	123	100	370
Amortization of actuarial loss	78	352	233	1,057
Settlement	97	—	170	—

Net periodic benefit cost	$1,748	$2,940	$5,125	$8,821

Defined benefit pension plan
The decrease in the net periodic benefit cost of the pension plans is primarily due to change in discount rate of the defined benefit pension plan to 6.62% for 2008 compared to 6.25% in 2007.
SERP
The discount rate of the SERP was 6.62% for 2008 compared to 6.25% for 2007. The discount rate assumption was re-evaluated on April 1, 2008 when our former president and chief executive officer received a final lump sum distribution from the SERP, resulting in the re-measurement of the current year net periodic benefit cost using the April 1 service date. The discount rate assumption increased from 6.62% to 6.75% at the re-measurement date to reflect the then current market rates. As a result of this settlement, a one-time gain of $0.1 million was realized in 2008.
As the result of the resignation of an executive officer in June 2008, a settlement charge of $0.2 million was recorded for the SERP in the second quarter of 2008. The SERP payout for the executive officer is expected in the first quarter of 2009.
Other benefits
In the third quarter of 2008, $0.9 million was recorded as an estimate of future compensation expense for our new chief executive officer whose employment began on July 29, 2008. Our share of these expenses totaled $0.6 million at September 30, 2008.
NOTE 12 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to us, of $0.4 million in each of the third quarters ended September 30, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 — STATUTORY INFORMATION
Cash and securities with carrying values of $6.6 million and $6.3 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements at September 30, 2008 and December 31, 2007, respectively.
NOTE 14 — SUPPLEMENTARY DATA ON CASH FLOWS
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Nine months ended September 30,
(dollars in thousands)	2008	2007
Net income	$75,540	$180,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,528	22,399
Deferred income tax (benefit) expense	(18,480)	7,334
Realized loss (gain) on investments	80,202	(7,550)
Equity in earnings of limited partnerships	(20,310)	(46,867)
Net amortization of bond premium	1,153	1,543
Undistributed losses (earnings) of Erie Family Life Insurance	10,965	(3,305)
Decrease in deferred compensation	(6,781)	(8,224)
Limited partnership distributions	21,738	66,149
(Increase) decrease in receivables and reinsurance recoverable from the Exchange and affiliates	(24,174)	45,073
Increase in prepaid expenses and other assets	(44,188)	(32,841)
Increase in accounts payable and accrued expenses	18,643	16,104
Decrease in accrued agent bonuses	(35,637)	(22,117)
Decrease in loss reserves	(30,928)	(58,487)
Increase in unearned premiums	24,569	19,893

Net cash provided by operating activities	$79,840	$179,448

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $101.0 million of additional funds in limited partnership investments at September 30, 2008. These commitments will be funded as required by the partnerships’ agreements through 2012. At September 30, 2008, the total commitment to fund limited partnerships that invest in private equity securities is $45.5 million, real estate activities is $34.7 million and mezzanine debt securities is $20.8 million. We expect to have sufficient cash flows from operations and cash inflows (distributions) from existing limited partnership investments to meet these future partnership commitments.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, cash flows or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — VARIABLE INTEREST ENTITY
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
Erie Insurance Exchange
Condensed statutory statements of operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Premiums earned	$902,260	$899,455	$2,694,802	$2,702,322
Losses, loss adjustment expenses and other underwriting expenses*	892,731	786,908	2,558,171	2,347,799

Net underwriting income	9,529	112,547	136,631	354,523

Total investment (loss) income	(269,878)	109,933	(294,141)	459,514
Net (loss) income before federal income tax	(260,349)	222,480	(157,510)	814,037
Federal income tax expense	15,800	101,778	129,164	284,297

Net (loss) income	$(276,149)	$120,702	$(286,674)	$529,740

*	Includes management fees paid and accrued as payable to the Company.
     As with our investments, the Exchange’s investment portfolio was impacted by declines in the value of securities that resulted from the recent significant disruption in the securities markets. Driving the Exchange’s third quarter 2008 investment losses were impairment charges of $103.5 million on fixed maturities, $94.8 million on common stock and $126.5 million on preferred securities. For the nine months ended September 30, 2008, impairment charges were $194.8 million on fixed maturities, $201.1 million on common stock and $189.6 million on preferred securities. Impairment charges for the nine months ended September 30, 2007 were $52.3 million. Under statutory accounting, deferred tax assets on realized capital losses from impairments of investments are reflected as a change in surplus rather than in deferred income taxes on the statement of operations. For the three and nine months ended September 30, 2008, deferred taxes on impairment charges totaled $113.6 million and $204.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange
Condensed statutory statements of financial position

	As of
	September 30,	December 31,
(dollars in thousands)	2008	2007
Fixed maturities	$4,176,488	$4,353,977
Equity securities	2,317,572	3,016,607
Alternative investments	1,417,940	1,389,224
Other invested assets	386,134	168,189

Total invested assets	8,298,134	8,927,997
Other assets	1,469,154	1,033,852

Total assets	$9,767,288	$9,961,849

Loss and loss adjustment expense reserves	$3,425,560	$3,418,221
Unearned premium reserves	1,515,975	1,430,328
Accrued liabilities	405,337	345,776

Total liabilities	5,346,872	5,194,325
Total policyholders’ surplus	4,420,416	4,767,524

Total liabilities and policyholders’ surplus	$9,767,288	$9,961,849

Erie Insurance Exchange
Condensed statutory statements of cash flows

	Nine months ended
	September 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Premiums collected net of reinsurance	$2,711,789	$2,713,105
Losses and loss adjustment expenses paid	(1,528,555)	(1,475,428)
Management fee and expenses paid	(986,404)	(1,000,567)
Net investment income received	350,177	375,590
Federal income taxes and other expenses paid	(150,125)	(322,920)

Net cash provided by operating activities	396,882	289,780
Net cash used in investing activities	(252,413)	(269,794)
Net cash (used in) provided by financing activities	(735)	2,805

Net increase in cash and cash equivalents	143,734	22,791
Cash and cash equivalents-beginning of period	98,712	85,784

Cash and cash equivalents-end of period	$242,446	$108,575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — SEGMENT INFORMATION
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Management Operations
Operating revenue
Management fee revenue	$247,723	$245,585	$733,131	$730,691
Service agreement revenue	8,340	7,470	23,480	22,186

Total operating revenue	256,063	253,055	756,611	752,877
Cost of management operations	206,652	212,601	611,426	610,377

Income before income taxes	$49,411	$40,454	$145,185	$142,500

Net income from management operations	$34,291	$27,144	$98,567	$95,618

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$36,826	$36,740	$109,874	$108,740
Commercial lines	15,341	15,266	46,143	47,255
Reinsurance — nonaffiliates	(110)	(114)	(298)	(7)

Total premiums earned	52,057	51,892	155,719	155,988

Operating expenses
Losses and expenses:
Personal lines	36,554	32,501	102,387	95,141
Commercial lines	16,343	12,687	45,758	40,354
Reinsurance — nonaffiliates	(1,153)	476	(64)	723

Total losses and expenses	51,744	45,664	148,081	136,218

Income before income taxes	$313	$6,228	$7,638	$19,770

Net income from insurance underwriting operations	$217	$4,179	$5,185	$13,266

Investment Operations
Investment income, net of expenses	$10,218	$12,233	$33,357	$40,350
Net realized (losses) gains on investments	(41,356)	3,438	(80,202)	7,550
Equity in earnings of limited partnerships	1,057	14,169	20,310	46,867

Total investment (loss) income-unaffiliated	$(30,081)	$29,840	$(26,535)	$94,767

Net (loss) income from investment operations	$(20,876)	$20,023	$(18,015)	$63,588

Equity in (losses) earnings of EFL, net of tax	$(9,384)	$643	$(10,197)	$3,074

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — SEGMENT INFORMATION (Continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Segment revenues, excluding investment operations	$308,120	$304,947	$912,330	$908,865
Elimination of intersegment management fee revenue	(13,603)	(13,496)	(40,394)	(40,259)

Total operating revenue	$294,517	$291,451	$871,936	$868,606

Segment operating expenses	$258,396	$258,265	$759,508	$746,595
Elimination of intersegment management fee revenue	(13,603)	(13,496)	(40,394)	(40,259)

Total operating expenses	$244,793	$244,769	$719,114	$706,336

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries’ 5.5% share of the intersegment management fees paid to us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — SEGMENT INFORMATION (Continued)
The growth rate of policies in force, policy retention (the percentage of policyholders eligible for renewals who have renewed their policies measured on a twelve-month rolling basis) and average premium per policy trends directly impact our management operations and insurance underwriting operating segments. Below is a summary of each major line of business for the Property and Casualty Group.
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate
09/30/2007	1,649,801	0.8%	1,408,114	2.5%	316,786	6.2%	3,374,701	2.0%
12/31/2007	1,651,234	1.1	1,413,712	2.6	321,431	6.6	3,386,377	2.2
03/31/2008	1,655,869	1.2	1,420,250	2.6	325,926	6.7	3,402,045	2.3
06/30/2008	1,667,446	1.4	1,433,504	2.5	332,922	6.8	3,433,872	2.4
09/30/2008	1,677,151	1.7	1,446,779	2.7	340,566	7.5	3,464,496	2.7

							All
		12-mth.	CML*	12-mth.		12-mth.	Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate
09/30/2007	122,154	2.2%	226,302	3.9%	54,341	(0.1)%	96,167	3.8%	498,964	3.0%
12/31/2007	122,558	2.3	228,214	4.4	54,720	1.5	96,464	4.1	501,956	3.5
03/31/2008	122,882	2.5	229,577	4.7	54,927	2.7	96,511	3.9	503,897	3.8
06/30/2008	123,955	1.9	234,393	4.8	55,801	3.4	97,745	3.3	511,894	3.7
09/30/2008	124,418	1.9	236,994	4.7	56,381	3.8	98,786	2.7	516,579	3.5

Date	Total All Lines	12-mth. growth rate
09/30/2007	3,873,665	2.1%
12/31/2007	3,888,333	2.4
03/31/2008	3,905,942	2.5
06/30/2008	3,945,766	2.5
09/30/2008	3,981,075	2.8

*	CML = Commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 17 — SEGMENT INFORMATION (Continued)
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines
09/30/2007	91.3%	88.2%	90.1%	86.1%	86.8%	87.5%	90.0%
12/31/2007	91.5	88.2	90.3	86.0	86.8	87.8	90.2
03/31/2008	91.6	88.4	90.5	86.5	87.6	87.9	90.4
06/30/2008	91.6	87.9	90.7	86.2	87.5	88.1	90.4
09/30/2008	91.7	87.8	91.0	86.0	87.2	88.2	90.5

*	CML = Commercial
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change
09/30/2007	$1,093	(2.6)%	$519	(2.1)%	$352	1.1%	$783	(2.9)%
12/31/2007	1,092	(1.6)	518	(1.5)	353	1.1	782	(1.9)
03/31/2008	1,091	(0.8)	518	(1.1)	354	1.4	781	(1.3)
06/30/2008	1,088	(0.5)	514	(1.2)	353	0.6	777	(1.1)
09/30/2008	1,086	(0.6)	511	(1.5)	354	0.6	774	(1.1)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change
09/30/2007	$2,600	(3.9)%	$5,780	(4.4)%	$1,592	(4.6)%	$2,295	(5.0)%	$978	(3.3)%
12/31/2007	2,577	(4.1)	5,602	(6.4)	1,581	(4.6)	2,262	(5.5)	973	(2.8)
03/31/2008	2,568	(3.6)	5,453	(7.8)	1,576	(4.0)	2,240	(5.3)	969	(2.2)
06/30/2008	2,530	(3.7)	5,236	(11.3)	1,546	(4.3)	2,187	(6.3)	960	(2.4)
09/30/2008	2,514	(3.3)	5,067	(12.3)	1,536	(3.5)	2,157	(6.0)	953	(2.6)

*	CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 27, 2008. The following discussion of financial results focuses heavily on our three segments: management operations, insurance underwriting operations and investment operations, consistent with the presentation in Item 1, Note 17 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of our Consolidated Statements of Operations.
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
NATURE OF ORGANIZATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We serve as the attorney-in-fact for the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate predominantly as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, and our three property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through over 2,000 independent agencies comprising over 8,700 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and Erie Family Life Insurance Company (EFL), operate collectively as the Erie Insurance Group.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
OVERVIEW
The property/casualty insurance industry is well capitalized, however, the turmoil in the securities markets, the volatile economic environment, and the return of severe tropical storm losses have all taken a toll on projected 2008 industry results. As a result, industry forecasts project continued increases in the combined ratio, decreases in return on equity and reductions in policyholder surplus in 2008. According to A.M. Best, for the first six months of 2008 industry premiums declined 0.7%, policyholder surplus declined 4.5%, and the industry combined ratio deteriorated to 102.1% from 93.2% in the first six months of 2007. While favorable loss reserve development benefited industry underwriting results, continued price softening, high catastrophe losses and significant underwriting losses contributed to the deterioration. These market conditions for insurers may be a precursor to increases in pricing on property and casualty policies. The cyclical nature of the insurance industry has a direct impact on our income from management operations, as our management fee revenues are based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Our management fee revenue reflected minimal growth of 0.9%, as direct written premiums of the Property and Casualty Group increased only 0.8% in the third quarter of 2008 compared to the third quarter of 2007.
The financial information presented herein reflects our management operations from serving as attorney-in-fact for the Exchange, our insurance underwriting results from our wholly-owned subsidiaries (EIC, EINY and EIPC) and our investment operations. The bases of calculations used for segment data are described in more detail in Item 1, Note 17 in the Notes to Consolidated Financial Statements.
Segment Results

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2008	2007	% Change	2008	2007	% Change
	(Unaudited)			(Unaudited)
Income from management operations	$49,411	$40,454	22.1%	$145,185	$142,500	1.9%
Underwriting income	313	6,228	(95.0)	7,638	19,770	(61.4)
Net (loss) revenue from investment operations	(40,171)	30,532	NM	(37,500)	98,071	NM

Income before income taxes	9,553	77,214	(87.6)	115,323	260,341	(55.7)
Provision for income taxes	5,305	23,718	(77.6)	39,783	79,997	(50.3)

Net income	$4,248	$53,496	(92.1)%	$75,540	$180,344	(58.1)%

Net income per share — diluted	$0.07	$0.87	(91.5)%	$1.30	$2.87	(54.7)%

NM	= not meaningful

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
KEY POINTS
•	Decrease in net income per share-diluted in the third quarter of 2008 was driven by net realized losses on investments due to $37.4 million of impairment charges and a drop in our equity in earnings of limited partnerships of $13.1 million.

•	Gross margins from management operations increased to 19.3% in the third quarter of 2008 from 16.0% in the third quarter of 2007. The third quarter of 2007 included $3.7 million in severance compensation for our former chief executive officer and a $4.3 million charge for a judgment against us.

•	GAAP combined ratios of the insurance underwriting operations were 99.4% in the third quarter of 2008 compared to 88.0% in the third quarter of 2007 driven by higher catastrophe losses primarily related to remnants of Hurricane Ike in Ohio and Pennsylvania offset somewhat by favorable development of prior accident year loss reserves.

•	Annualized effective tax rate of 32.9% in the third quarter of 2008 was benefited by a $0.5 million reduction to adjust our estimated current tax provision to actual 2007 returns filed in September 2008.
Our cost of management operations decreased 2.8% to $206.7 million in the third quarter. The third quarter of 2007 included two charges: 1) an estimate of $4.3 million for a judgment against us and 2) an estimate of $3.7 million for our share of additional compensation due our former president and chief executive officer. Excluding these 2007 charges, cost of management operations increased 1.0% in the third quarter of 2008. Our current estimate for growth in non-commission operating costs is about 9% for 2008 as we plan to increase investments in information technology during the remainder of the year.
The insurance underwriting operations experienced higher catastrophe losses of $2.9 million in the third quarter of 2008 compared to $1.8 million in the third quarter of 2007 primarily due to the impact of Hurricane Ike. Favorable development of prior accident year loss and loss adjustment expense reserves continued, however not to the same extent as the third quarter of 2007.
Concerns persist surrounding the credit markets and more broadly the financial services industry. We actively evaluate our bond and preferred stock portfolios for impairments. The impairment charges we recognized in the third quarter of 2008 of $37.4 million were the result of continued declines in fair value and credit deterioration on certain of our bonds and preferred stocks predominately in the financial services industry sector. The majority of the impairments relate to securities that are performing in line with anticipated or contractual cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ANALYSIS OF BUSINESS SEGMENTS
Management Operations

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
	(Unaudited)			(Unaudited)
Management fee revenue	$247,723	$245,585	0.9%	$733,131	$730,691	0.3%
Service agreement revenue	8,340	7,470	11.6	23,480	22,186	5.8

Total revenue from management operations	256,063	253,055	1.2	756,611	752,877	0.5
Cost of management operations	206,652	212,601	(2.8)	611,426	610,377	0.2

Income from management operations	$49,411	$40,454	22.1%	$145,185	$142,500	1.9%

Gross margin	19.3%	16.0%		19.2%	18.9%

KEY POINTS
•	The management fee rate was 25% in 2008 and 2007.

•	Direct written premiums of the Property and Casualty Group increased 0.8% in the third quarter of 2008 compared to the third quarter of 2007.
•	Year-over-year policies in force grew 2.8%, or 107,410 policies, to 3,981,075 at September 30, 2008 compared to year-over-year growth of 80,210 policies in the third quarter of 2007.

•	Year-over-year average premium per policy was $953 and $978 at September 30, 2008 and 2007, respectively, a decrease of 2.6%.

•	During the third quarter of 2008, premium rate changes resulted in a net $8.2 million reduction in written premiums.
•	Commission costs decreased 1.1% while costs other than commissions decreased 6.5% in the third quarter of 2008.
•	Estimates for agent bonuses decreased $5.2 million, offset by a $1.2 million increase in scheduled rate commissions and a $1.4 million increase in the private passenger auto bonus compared to the third quarter of 2007.

•	Personnel costs decreased $1.8 million primarily as a result of decreases in salaries and wages due to the third quarter of 2007 including additional severance pay for our former chief executive officer partially offset by higher average pay rates for employees in 2008.

•	All other operating costs decreased $4.4 million due to the recording of a $4.3 million charge in September 2007 as mentioned above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
	(Unaudited)			(Unaudited)
Private passenger auto	$488,043	$480,967	1.5%	$1,408,259	$1,390,442	1.3%
Homeowners	209,065	206,355	1.3	567,224	560,992	1.1
Commercial multi-peril	103,507	101,965	1.5	338,282	337,484	0.2
Commercial auto	73,404	74,185	(1.1)	242,827	245,851	(1.2)
Workers compensation	63,325	69,847	(9.3)	226,142	247,035	(8.5)
All other lines of business	51,947	48,220	7.7	154,990	146,161	6.0

Property and Casualty Group direct written premiums	989,291	981,539	0.8	2,937,724	2,927,965	0.3
Management fee rate	25.00%	25.00%		25.00%	25.00%

Management fee revenue, gross	247,323	245,385	0.8	734,431	731,991	0.3
Change in allowance for management fee returned on cancelled policies*	400	200	NM	(1,300)	(1,300)	0.0

Management fee revenue, net of allowance	$247,723	$245,585	0.9%	$733,131	$730,691	0.3%

NM	= not meaningful

*	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Direct written premiums of the Property and Casualty Group increased 0.8% to $989.3 million in the third quarter of 2008 reflecting an increase in policies in force offset by reductions in average premium. Total year-over-year policies in force increased by 2.8% to 3,981,075 at September 30, 2008. Growth in policies in force is the result of continuing improvements in policyholder retention and increased new policies sold. The year-over-year average premium per policy declined 2.6% to $953 at September 30, 2008 from $978 at September 30, 2007. The impact of these rate decreases is seen primarily in the renewal premiums.
We continuously evaluate pricing and estimate that those pricing actions approved, filed and contemplated for filing could reduce the direct written premiums of the Property and Casualty Group by approximately $31.0 million during 2008, of which approximately $25.5 million occurred in the first nine months of 2008. The most significant rate reductions effective in 2008 are in workers compensation in Pennsylvania and homeowners in Maryland.
Premiums generated from new business increased 2.7% to $108.7 million from $105.9 million in the third quarter of 2008 as compared to 2007. Underlying the trend in new business premiums is an increase in new business policies in force of 3.3% to 475,731 for the twelve months ended September 30, 2008 from 460,685 at September 30, 2007, while the year-over-year average premium per policy on new business remained flat at $858 at September 30, 2008 from September 30, 2007.
Premiums generated from renewal business increased 0.6% to $880.6 million at September 30, 2008 from $875.7 million at September 30, 2007. Renewal policies in force increased 2.7% to 3,505,344 from 3,412,980, offset by a decrease in the year-over-year average premium per policy on renewal business of 2.8% to $966, from $994, for the same respective periods in 2008 and 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Personal lines - The Property and Casualty Group’s personal lines new business premiums written increased 3.5% to $73.7 million in the third quarter of 2008 compared to $71.3 million in the third quarter of 2007. Personal lines new policies in force increased 2.5% to 385,190 for the twelve months ended September 30, 2008 compared to September 30, 2007, while the year-over-year average premium per policy on personal lines new business declined 0.8% to $682 at September 30, 2008 from $687 at September 30, 2007.
Private passenger auto new premiums written increased to $46.3 million, or 5.2%, during the third quarter of 2008 driven by a 5.8% increase in new business policies in force to 164,808. The private passenger auto new business year-over-year average premium per policy decreased 1.4% to $1,010 at September 30, 2008. A private passenger auto incentive program was implemented in July 2006 to stimulate policy growth and has contributed to the increase in new business policies in force. Under the program, eligible agents receive a bonus based on the number of new private passenger auto policies issued. This program was further revised effective June 1, 2008. See “Private Passenger Auto Bonus” section herein for further details of the change. Homeowners new business premium decreased to $21.6 million in the third quarter of 2008 from $22.2 million in the third quarter of 2007. Homeowners new policies in force decreased 2.4% to 165,977, while the year-over-year average premium per policy on homeowners new business decreased 3.2% to $457. The decline in homeowners new business policies is partly impacted by the slowdown in the housing market in our operating region.
Renewal premiums written on personal lines policies increased during the third quarter of 2008 to $656.4 million from $646.1 million, or 1.6%. The impact of rate reductions was offset by improving policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business decreased 1.3% to $785 at September 30, 2008 from $795 at September 30, 2007. The policy retention ratio for private passenger auto improved to 91.7% at September 30, 2008, from 91.5% at December 31, 2007 and 91.3% at September 30, 2007, while the policy retention for homeowners improved to 91.0% at September 30, 2008, from 90.3% at December 31, 2007 and 90.1% at September 30, 2007.
Commercial lines - The commercial lines new business premiums written increased 1.0% to $34.9 million in the third quarter of 2008 from $34.5 million in the third quarter of 2007. Commercial lines new policies in force increased 6.9% to 90,541 for the twelve months ended September 30, 2008, while the average premium per policy on commercial lines decreased 0.7%. Factors contributing to the increase in new commercial lines premiums written in 2008 include more proactive communications between us and our commercial agents, continued refinement and enhancements to our quote processing systems and our use of more refined pricing based on predictive modeling. The decrease in the average premium per policy on commercial lines new business was primarily driven by pricing actions that decreased workers compensation rates.
Renewal premiums for commercial lines decreased 2.4% to $224.2 million from $229.6 million in the third quarters of 2008 and 2007, respectively. While renewal policies in force increased 2.9% to 426,038 for the twelve months ended September 30, 2008, the year-over-year average premium per policy on commercial lines renewal business declined 6.6% due primarily to the workers compensation line of business trends.
Future trends — premium revenue — We are continuing our efforts to grow premiums and improve our competitive position in the marketplace. The continued expansion of our agency force will contribute to current and future growth as new agents build up their books of business with the Property and Casualty Group. We appointed 113 new agencies in the first nine months of 2008, for a total of 2,030 agencies at September 30, 2008. We expect to meet our goal of appointing 140 new agencies in 2008. In 2007, we appointed 214 new agencies. In the third quarter of 2008, we decided not to pursue our planned 2009 expansion effort into the state of Minnesota in order to refocus our growth strategy to our current markets where we expect to realize a higher return more quickly than by expanding into another state.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of management operations

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
	(Unaudited)			(Unaudited)
Commissions	$143,306	$144,850	(1.1)%	$421,881	$424,554	(0.6)%

Personnel costs	36,907	38,753	(4.8)	110,189	107,262	2.7
Survey and underwriting costs	6,047	6,046	0.0	18,250	18,219	0.2
Sales and policy issuance costs	6,146	6,170	(0.4)	19,323	17,136	12.8
All other operating costs	14,246	16,782	(15.1)	41,783	43,206	(3.3)

Non-commission expense	63,346	67,751	(6.5)	189,545	185,823	2.0

Total cost of management operations	$206,652	$212,601	(2.8)%	$611,426	$610,377	0.2%

KEY POINTS
•	Commissions in the third quarter of 2008 include:
•	a decrease in the estimate for agent bonuses of $5.2 million,

•	an increase in normal and accelerated rate commissions of $1.6 million in the third quarter of 2008 driven by an increase in certain commercial commission rates and higher accelerated commissions due to more newly appointed agents, and

•	an increase in promotional incentives and the private passenger auto bonus of $2.0 million.
•	Personnel costs decreased 4.8% in the third quarter of 2008. Salaries and wages increased $1.6 million in the third quarter of 2008 due to higher average pay rates and staffing levels. In the third quarter of 2007, $3.7 million of severence compensation was recorded related to our former president and chief executive officer who voluntarily resigned in August 2007.

•	All other operating costs in the third quarter of 2008 included a $2.2 million increase in consulting fees, primarily contract labor costs related to various technology initiatives. The third quarter of 2007 included a $4.3 million accrual for a judgment against us.
Commissions - Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
	(Unaudited)			(Unaudited)
Scheduled rate commissions	$119,229	$117,994	1.0%	$352,561	$349,121	1.0%
Accelerated rate commissions	1,132	805	40.6	3,237	1,970	64.3
Agent bonuses	19,075	24,316	(21.6)	58,430	69,507	(15.9)
Promotional incentives	755	93	NM	2,262	121	NM
Private passenger auto bonus	2,915	1,542	89.0	6,191	4,535	36.5
Change in commissions allowance for mid-term policy cancellations	200	100	NM	(800)	(700)	NM

Total commissions	$143,306	$144,850	(1.1)%	$421,881	$424,554	(0.6)%

NM	= not meaningful

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Scheduled and accelerated rate commissions - Scheduled rate commissions were impacted by the 0.8% increase in the direct written premiums of the Property and Casualty Group in the third quarter of 2008 compared to the third quarter of 2007. Also, effective July 1, 2008, commission rates were increased for certain commercial lines new business premiums which added $0.5 million to the third quarter of 2008 scheduled rate commissions. For the nine months ended September 2008, $1.0 million of additional commissions were related to these increased commission rates as $0.5 million was recognized in the second quarter for those commercial premiums written but not yet collected as of June 2008. The higher commercial commission rates are expected to increase commission expense by approximately $0.5 million for the remainder of 2008 and $2 million for 2009.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years of operations. Accelerated rate commissions increased during the third quarter of 2008 as expected, given the additional new agency appointments in recent years as part of our growth strategy. We appointed 65 new agencies in 2005, 139 in 2006 and 214 in 2007. In the first nine months of 2008 we appointed 113 new agencies and expect to appoint a total of 140 for the year. As new agency appointments continue, accelerated commissions are expected to increase.
Agent bonuses - Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior year’s actual underwriting data by agency combined with the current year-to-date actual data. The decrease in the estimate for agent bonuses in the third quarter of 2008 reflects a reduction in our estimate of the profitability component of the bonus. The agent bonus award is estimated at $76.9 million for 2008. Of this estimate, $73.5 million represents the profitability component and $3.4 million represents the growth component. At September 30, 2007, the agent bonus award was estimated at an annualized $90.6 million.
Private passenger auto bonus - In July 2006, an incentive program was implemented that paid a $50 bonus to agents for each qualifying new private passenger auto policy issued. Effective June 1, 2008, a tiered payout structure was introduced. The new structure pays out between $50 and $200 per private passenger auto application based on the number of qualifying new private passenger auto policies placed by an agency. The total cost of this program is expected to approximate $9.0 million for 2008 and, assuming current policy levels, $9.7 million for 2009. Additional commission expense of $1.5 million was recorded as a result of the new tiered bonus structure in the nine months ended September 30, 2008.
Other costs of management operations - The cost of management operations excluding commission costs decreased $4.4 million, or 6.5%, for the third quarter of 2008 compared to the third quarter of 2007. Personnel costs decreased $1.8 million, or 4.8% in the third quarter of 2008. Salaries and wages increased by $1.6 million in the third quarter of 2008 from higher average pay rates coupled with higher staffing levels, and $0.6 million in compensation expense recognized for our new chief executive officer, whose employment began on July 29, 2008. Offsetting this was a decrease of $0.9 million in management incentive plan expense resulting from market value adjustments and a lowering of target projections for the 2008 performance year. In the third quarter of 2007 there was a charge of $3.7 million for severance pay due our former president and chief executive officer. All other operating expenses decreased $2.5 million, or 15.1%. Third quarter of 2008 consulting fees increased $2.2 million primarily due to contract labor costs related to various technology initiatives. The third quarter of 2007 included a charge of $4.3 million for a judgment against us in a lawsuit arising from our termination of an agency.
For the nine months ended September 30, 2008, personnel costs increased 2.7%, or $2.9 million. Salaries and wages increased $2.4 million in 2008 due to higher average pay rates and higher staffing levels. Executive severance costs and the recognition of certain compensation expense for our new chief executive officer contributed an additional $2.7 million in the nine months ended September 2008. The 2007 personnel costs included $3.7 million of additional severance for our former president and chief executive officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During 2008, investments continue to be made to support our effort to remain competitive in the marketplace. As noted previously, increased expenses related to commission and incentive changes as well as investments in new technologies are being incurred. We incurred $3.5 million of additional expense in the third quarter of 2008, including consulting fees, hardware and software costs incurred in conjunction with the planning and design for the development of a new policy administration platform. For the nine months ended September 30, 2008, we incurred $5.4 million of additional expense related to these same technology initiatives. See also “Factors That May Affect Future Results,” herein.
Future trends — cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Our estimate for growth in non-commission operating expenses for the year 2008 is 9%. In the remainder of 2008 we will continue to develop the detailed planning and design of our various technology initiatives aimed at improving our competitiveness and as a result expect to incur additional external expenses of approximately $8 million.
Insurance Underwriting Operations
Our insurance underwriting operations originate through direct business of our property/casualty insurance subsidiaries but net underwriting results are a product of the intercompany reinsurance pooling agreement between our subsidiaries and the Erie Insurance Exchange.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
	(Unaudited)			(Unaudited)
Premiums earned	$52,057	$51,892	0.3%	$155,719	$155,988	(0.2)%

Losses and loss adjustment expenses incurred	37,185	30,766	20.9	104,768	92,789	12.9
Policy acquisition and other underwriting expenses	14,559	14,898	(2.3)	43,313	43,429	(0.3)

Total losses and expenses	51,744	45,664	13.3	148,081	136,218	8.7

Underwriting income	$313	$6,228	(95.0)%	$7,638	$19,770	(61.4)%

KEY POINTS
•	Catastrophe losses, a majority of which were from Hurricane Ike in 2008, contributed 5.7 points and 3.4 points to the GAAP combined ratio in the third quarters of 2008 and 2007, respectively.

•	Development of prior accident year loss reserves improved the loss ratio by 0.4 points, or $0.2 million, in the third quarter of 2008, compared to an improvement of 7.8 points for the third quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Profitability measures

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Erie Indemnity Company GAAP loss and LAE ratio(1)	71.4%	59.3%	67.3%	59.5%
Erie Indemnity Company GAAP combined ratio(1)	99.4	88.0	95.1	87.3
P&C Group statutory combined ratio	97.7	86.1	94.0	86.0
P&C Group adjusted statutory combined ratio(2)	93.6	82.3	89.8	81.8
Direct business:
Personal lines adjusted statutory combined ratio	91.6	81.3	87.5	81.3
Commercial lines adjusted statutory combined ratio(3)	109.4	83.6	97.0	82.8

Prior accident year reserve development — redundancy	(0.4)	(7.8)	(3.2)	(7.5)
Prior year salvage and subrogation recoveries collected	(1.0)	(1.0)	(2.0)	(2.0)

Total loss ratio points from prior accident years	(1.4)%	(8.8)%	(5.2)%	(9.5)%

(1)	The GAAP loss and LAE ratio and the combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums for our property/casualty insurance subsidiaries. Our GAAP combined ratios are different from the results of the Property and Casualty Group due to certain GAAP adjustments.

(2)	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.

(3)	The commercial lines adjusted statutory combined ratio increase in the third quarter 2008 over the third quarter 2007 is primarily due to one large fire claim in Pennsylvania and losses related to Hurricane Ike in Ohio and Pennsylvania.
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, was $0.2 million and $4.0 million, and improved the loss ratio by 0.4 points and 7.8 points in the third quarters of 2008 and 2007, respectively. The favorable development in 2008 resulted from improvements in frequency trends and slight improvements in severity trends on automobile bodily injury and uninsured/underinsured motorist bodily injury. In the third quarter of 2007, the majority of the favorable development resulted from improved severity trends on automobile bodily injury and improved frequency trends and flattening severity trends on uninsured/underinsured motorist bodily injury. Overall, our private passenger auto loss trends have remained favorable, which is consistent with industry trends in this line of business.
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $2.9 million and $1.8 million in the third quarters of 2008 and 2007, respectively. The third quarter of 2008 included flooding, tornado and wind storms related to Hurricane Ike primarily in Ohio and Pennsylvania. During the third quarter of 2008, the Property and Casualty Group recorded an increase in the incurred but not reported reserves related to catastrophe losses of $22.7 million, of which our share was $1.2 million. This reserve is not included in the quarterly catastrophe loss totals. Catastrophe losses incurred for the first nine months of 2008 and 2007 were $5.3 million and $3.2 million, respectively, and contributed 3.4 points and 2.0 points to the combined ratio, respectively.
Underwriting losses are seasonally higher in the second through fourth quarters and as a consequence, our combined ratio generally increases as the year progresses. In the third quarter of 2008, our share of the increase to incurred but not reported reserves related to seasonality adjustments was $0.2 million, compared to $1.7 million in the third quarter of 2007. Seasonality adjustments increased our share of incurred but not reported reserves by $0.9 million in the second quarter of 2008, and reduced these reserves by $3.5 million in the first quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Investment Operations

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
	(Unaudited)			(Unaudited)
Net investment income	$10,218	$12,233	(16.5)%	$33,357	$40,350	(17.3)%
Net realized (losses) gains on investments	(41,356)	3,438	NM	(80,202)	7,550	NM
Equity in earnings of limited partnerships	1,057	14,169	(92.5)	20,310	46,867	(56.7)
Equity in (losses) earnings of EFL	(10,090)	692	NM	(10,965)	3,304	NM

Net revenue from investment operations	$(40,171)	$30,532	NM	$(37,500)	$98,071	NM

NM	= not meaningful
KEY POINTS
•	Net investment income decreased 16.5% for the quarter due to lower invested asset balances as a result of our continued share repurchase activity.

•	Net realized (losses) gains on investments in the third quarter of 2008 include $37.4 million of impairment charges in the third quarter of 2008, and $3.4 million of unrealized losses on common stock recognized as a result of adopting SFAS 159. Impairment charges were $1.8 million in the third quarter of 2007.

•	Equity in earnings of limited partnerships decreased $13.1 million in the third quarter of 2008 due to the general slowdown and recent economic downturn in the real estate markets.

•	Equity in (losses) earnings of EFL declined $10.8 million primarily due to our share of impairment charges recognized by EFL in the third quarter of 2008.
Impairment charges of $37.4 million included $15.7 million on fixed maturities and $21.7 million on preferred stock for the three months ended September 30, 2008. Impairment charges in the third quarter increased significantly due to the significant disruption in the securities markets experienced in September 2008. Securities in an unrealized loss position at September 30, 2008 are stratified below based on time in a loss position and magnitude of the loss as a percentage of book value of the security. The majority of the declines in investment value have not been to the severity depicted in the table for longer than one month.

		Total Gross
	Fair	Unrealized		Decline of Investment Value
(in thousands)	Value	Losses	<=15%	>15%	>25%	>35%	>45%
Fixed Maturities:
Unrealized loss for less than 1 quarter	$214,774	$4,174	$4,174	$0	$0	$0	$0
Unrealized loss for 1 quarter	97,215	5,637	5,059	578	293	293	0
Unrealized loss for 2 quarters	95,700	6,692	5,132	1,560	1,021	745	0
Unrealized loss for 3 quarters	12,437	1,380	987	393	0	0	0
Unrealized loss for 1 year or longer	49,437	6,256	3,166	3,090	726	0	0

Total	$469,563	$24,139	$18,518	$5,621	$2,040	$1,038	$0

Preferred Stock:
Unrealized loss for less than 1 quarter	$6,386	$1,208	$288	$919	$0	$0	$0
Unrealized loss for 1 quarter	14,111	3,973	574	3,399	2,284	1,332	1,332
Unrealized loss for 2 quarters	6,290	501	354	147	0	0	0
Unrealized loss for 3 quarters	7,377	1,156	116	1,040	0	0	0
Unrealized loss for 1 year or longer	2,801	386	7	379	0	0	0

Total	$36,965	$7,224	$1,339	$5,884	$2,284	$1,332	$1,332

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We determined that none of the securities represented in the table above met the criteria for other-than-temporary impairment write-downs as of September 30, 2008. We completed a thorough review of the securities based upon our impairment and valuation review process. We continue to have the intent and ability to hold these investments for the periods of time that we anticipate is needed to recover while continuing to collect the interest and dividend obligations on them.
For the nine months ended September 30, 2008, impairment charges on fixed maturities were $29.7 million while impairment charges on preferred stock were $32.1 million. In the third quarter of 2008, valuation losses on common stock that were reported in earnings were $3.4 million, and $21.7 million for the nine months ended September 30, 2008. See Note 6 to the Consolidated Financial Statements for additional information on our adoption of SFAS 159.
Private equity and mezzanine debt limited partnerships generated losses of $0.7 million and earnings of $8.5 million for the quarters ended September 30, 2008 and 2007, respectively. Real estate limited partnerships generated earnings of $1.8 million and $5.7 million in the third quarters of 2008 and 2007, respectively. The reduced valuation adjustments recorded by our real estate limited partnerships are the result of the general slow-down and recent economic downturn in the real estate markets.
Our equity in losses of EFL totaling $10.1 million in the third quarter of 2008 resulted from EFL recognizing pre-tax impairment charges of $40.1 million, of which our share was $8.7 million before tax. While EFL recognized a deferred tax asset related to these impairments, it was limited to the amount of assets that management believed to be recoverable under SFAS 109, “Accounting for Income Taxes.” As such, a valuation allowance related to these impairments was recorded on the books of EFL at September 30, 2008, further reducing its net income for the quarter.
FINANCIAL CONDITION
Investments
Our investment strategy continues to take a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At September 30, 2008, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $729.4 million, or 26.7%, of total assets.
Our investments are subject to certain risks, including interest rate, credit and price risk. Our exposure to interest rate risk is concentrated in our fixed maturities portfolio. This portfolio comprises 56.7% and 57.7% of invested assets at September 30, 2008 and December 31, 2007, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
We continually review the fixed maturity and preferred stock portfolios to evaluate positions that potentially have incurred other-than-temporary declines in value. For fixed maturity and preferred stock investments, we individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. In addition to specific factors, other factors considered in our review of investment valuation are the length of time and extent to which the fair value is below cost and whether we have the intent to hold the security, which is affected by our desire to generate capital losses for federal income tax reasons. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred. (See “Analysis of Investment Operations” section herein.)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We adopted SFAS 157 “Fair Value Measurement” during the first quarter of 2008. This standard did not require us to make any changes to our valuation methods. Furthermore, our use of Level 3 or “Unobservable inputs” accounted for 6.2% of our available-for-sale and trading securities at September 30, 2008. The amount of securities classified as unobservable increased from less than 3% at June 30, 2008 due to the recent illiquid market conditions.
Income Taxes
As reported on our Consolidated Statements of Financial Position, we recognized a net deferred asset of $14.6 million at September 30, 2008 that is expected to be realized in a future tax return. This compares to a net deferred tax liability of $8.2 million at June 30, 2008. The movement to a net deferred tax asset position during the quarter is due primarily to an increase in our net unrealized losses on securities. We believe we have sufficient tax planning strategies in place to recover these deferred tax assets in future tax returns, thus no deferred tax valuation allowance was established at September 30, 2008.
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
Loss and loss adjustment expense reserves are presented in our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC. Our property/casualty insurance subsidiaries wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group during the first nine months of 2008. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset in our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of
	September 30,	December 31,
(in thousands)	2008	2007

Gross reserve liability:
Private passenger auto	$291,890	$321,320
Pre-1986 automobile catastrophic injury	176,726	192,764
Homeowners	31,719	28,506
Workers compensation	164,496	146,402
Workers compensation catastrophic injury	99,752	108,589
Commercial auto	75,146	79,848
Commercial multi-peril	81,998	75,169
All other lines of business	73,876	73,933

Gross reserves	995,603	1,026,531
Reinsurance recoverable	803,052	834,453

Net reserve liability	$192,551	$192,078

The reserves that have the greatest potential for variation are the catastrophic injury liability reserves. We are currently reserving for about 300 claimants requiring lifetime medical care, of which less than 150 involve catastrophic injuries. The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $524.4 million at September 30, 2008, which is net of $174.0 million of anticipated reinsurance

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
recoverable. Our property/casualty subsidiaries’ share of the net catastrophic injury liability reserves is $28.9 million at September 30, 2008 compared to $29.7 million at December 31, 2007. The decrease in the pre-1986 automobile catastrophe injury reserve at September 2008 compared to December 2007 was primarily due to lower cost expectations of future attendant care services.
Off-balance sheet arrangements
There are no off-balance sheet obligations related to the variable interest we have in the Exchange. Any liabilities between the Exchange and us are recorded in our Consolidated Statements of Financial Position. We have no other material off-balance sheet obligations or guarantees, other than the limited partnership investment commitments discussed in Note 15 to the Consolidated Financial Statements herein.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated sufficient positive cash flow from our operations to fund our commitments and build our investment portfolios. In 2007 and 2008, operating cash flows have been used to fund our financing activities, particularly our dividends to shareholders and share repurchases. When dividends to shareholders and share repurchases exceed operating cash flows, the investment portfolios of the Company may be used as a funding source. In the third quarter 2008, our investment portfolio was impacted by declines in the value of securities that resulted from the recent significant disruption in the securities markets. To the extent the market instability continues, our investment portfolio may continue to be impacted.
We expect to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities we have available: (1) a bank line of credit limit of $100 million of which we currently have borrowings of $30 million at September 30, 2008 thus providing an additional $70 million if needed, (2) dividend payments from our wholly-owned property/casualty insurance subsidiaries, EIC, EIPC and EICNY, up to their statutory limits, (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $93 million at September 30, 2008 and (4) the ability to curtail or modify discretionary outlays such as those related to our share repurchase activities until the investment markets better support our financing activities. We believe we have the funding sources available to us to support future cash flow requirements.
Given the recent illiquid market environment for certain of our bond and preferred stock holdings, we borrowed $75.0 million on our line of credit during the first quarter of 2008 to support our current repurchase program while allowing us to meet our operating cash obligations. Payments on the line of credit totaled $45.0 million in the third quarter of 2008. This line of credit expires on December 31, 2008. Also during the first quarter of 2008, we borrowed $30.0 million from EIC, our 100% owned property/casualty insurance subsidiary, to fund these operating and financing cash flow activities. We repaid the entire balance during the second quarter of 2008 and paid interest of less than $0.1 million at that time. This intercompany borrowing was eliminated upon consolidation and therefore had no impact on our Consolidated Statements of Financial Position or Operations.
Lower operating cash flows in the first nine months of 2008, compared to the first nine months of 2007, were primarily related to a decrease in cash flow from management fees received from the Exchange, lower distributions from our limited partnerships and higher operating expenses. We made pension contributions of $15.0 million and $14.8 million to our pension plan in 2008 and 2007, respectively. We also prepaid a software maintenance agreement for a three year period in 2008, whereas in 2007 we had only prepaid the agreement for one year, resulting in higher cash outlay in 2008 of $5.8 million.
During the third quarter of 2008, we repurchased 20,000 shares of our outstanding Class A common stock at a cost of $0.9 million in conjunction with our stock repurchase plan. Through the first nine months of 2008, 2.0 million shares were repurchased at a total cost of $98.7 million. For the first nine months of 2007, we repurchased 4.2 million shares at a total cost of $219.8 million. The third quarter of 2007 included a repurchase of 1.9 million shares of our Class A nonvoting common stock from the F. William Hirt Estate separate from the stock repurchase program for a total purchase price of $99.0 million. At September 30, 2008, approximately $93.3 million of repurchase authority remains under this plan. (See Item 2. of Part II. Unregistered Sales of Equity Securities and Use of Proceeds).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As discussed in the “Factors That May Affect Future Results” section, herein, future operating cash flows will also be affected by commitments made by us for our information technology initiatives. Also impacting our future investing activities will be our limited partnership commitments, which at September 30, 2008 total $101 million and are required to be funded through 2012.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. During the third quarter of 2008, the Exchange recognized impairment charges on its investment portfolio of $324.8 million due to the recent downturn experienced in the securities markets. To the extent the market downturn continues, the Exchange’s investment portfolio may continue to be impacted. For the nine months ended September 30, 2008, the Exchange recognized impairments of $585.5 million. Despite recent market events, at September 30, 2008, the Exchange had $4.4 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1.
The Exchange has strong underlying operating cash flows and sufficient liquidity to meet its needs, including the ability to pay the management fees owed to us. Through the nine months ended September 30, 2008, the Exchange generated $397 million in cash flow from operating activities. At September 30, 2008 the Exchange had $242 million in cash and cash equivalents. The Exchange also has a $75 million untapped bank line of credit with a bank at September 30, 2008.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Note 16 to the Consolidated Financial Statements herein.
Insurance premium rate actions
The changes in premium rates of the Property and Casualty Group directly affect direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and also have a direct bearing on management fees. Rate reductions have been implemented and continue to be sought in 2008 by the Property and Casualty Group. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2008, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management estimates that pricing actions approved, filed and awaiting approval or contemplated through 2008, will reduce premiums for the Property and Casualty Group by $5.5 million through the remainder of the year for a total of $31.0 million in 2008. Rate actions are expected to increase premiums by about 1% in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market volatility
Our portfolio of fixed income, preferred and common stocks are subject to significant market value changes especially in the current market environment of instability in the worldwide financial markets. Uncertainty remains surrounding the general market conditions. The current volatility in the financial markets could have an adverse impact on our financial condition, operations and cash flows.
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
Information technology development
During 2008, we are continuing a broad program of initiatives to enhance the functionality of our legacy processing and agency interface systems aimed at improving the ease of doing business, enhancing agent and employee productivity and access to information. We are also continuing a program in 2008 to evaluate and design our policy administration platform replacement which we initiated in 2007. In the remainder of 2008 we will continue to develop the detailed planning and design of the policy administration platform replacement and expect to incur approximately $8 million of external consulting and contract labor fees, hardware costs and software costs as a result. The 2009 phase of the project and the related expenses are expected to be approved before the end of this initial phase of the project in December of 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our identified market risk components as described in Item 7A of the December 31, 2007 annual report on Form 10-K. However, during the quarter ended September 30, 2008, there were significant disruptions in the financial markets that have affected prices for many securities due to the lack of trading and distressed selling. This market disruption has resulted in a lack of liquidity in the credit markets and a widening of credit spreads. As a result of these effects, we recorded net unrealized losses of $20.5 million in our fixed maturities portfolio at September 30, 2008, compared with net unrealized gains of $0.9 million at December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
July 1 – 31, 2008	20,000	$45.58	20,000
August 1 – 31, 2008	0		0
September 1 – 30, 2008	0		0

Total	20,000		20,000	$93,300,000

In April 2008, our Board of Directors approved a continuation of the stock repurchase program for an additional $100 million authorizing repurchases through June 30, 2009.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Employment Agreement dated July 14, 2008, between Erie Indemnity Company and Terrence W. Cavanaugh

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on July 18, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: November 5, 2008	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

/s/ Philip A. Garcia
Philip A. Garcia, Executive Vice President & CFO