Form 10-K
period 2008-12-31
ERIE INDEMNITY CO
filed 2009-02-26
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Class A common stock, stated value $0.0292 per share, listed on the NASDAQ Stock Market, LLC
                  (Title of each class)                                           (Name of each exchange on which registered)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes               No     X
Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.4 billion of Class A non-voting common stock as of June 30, 2008. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 51,282,893 shares of Class A common stock and 2,551 shares of Class B common stock outstanding on February 18, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.

PART I
Item 1. Business
General
Erie Indemnity Company (Company), a Pennsylvania corporation, operates as the management services company that provides sales, underwriting and policy issuance services to the policyholders of Erie Insurance Exchange (Exchange). The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact. We have served as the attorney-in-fact for the policyholders of the Exchange since 1925. We also operate as a property/casualty insurer through our three wholly-owned subsidiaries, Erie Insurance Company (EIC), Erie Insurance Property and Casualty Company (EIPC) and Erie Insurance Company of New York (EINY). The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company (Flagship), and our three insurance subsidiaries (collectively, the Property and Casualty Group) write a broad line of personal and commercial lines property and casualty coverages and pool their underwriting results. Our financial position or results of operations are not consolidated with the Exchange’s. We also own 21.6% of the common stock of Erie Family Life Insurance Company (EFL), an affiliated life insurance company of which the Exchange owns 78.4%. We, together with our subsidiaries, affiliates and the Exchange operate collectively as the Erie Insurance Group.
Business segments
We operate our business as three reportable segments – management operations, insurance underwriting operations and investment operations. Financial information about these segments is set forth in and referenced to Item 8. “Financial Statements and Supplementary Data - Note 22 of Notes to Consolidated Financial Statements” contained within this report. Further discussion of financial results by operating segment is provided in and referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.
Description of business
For our services as attorney-in-fact, we charge the Exchange a management fee of up to 25% of the direct written premiums of the Property and Casualty Group. Management fees accounted for approximately 84% of our revenue in 2008, and 72% in both 2007 and 2006. This 2008 proportion was greater than the historical percentage as our investment operations generated significant losses as a result of the upheaval of the financial markets in the third and fourth quarters of 2008. (See also Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained within this report.) Excluding impairment charges, management fee revenues accounted for 79% of our 2008 total revenues.
We have an interest in the growth and financial condition of the Exchange as 1) the Exchange is our sole customer and 2) our earnings are largely generated from management fees based on the direct written premium of the Exchange and other members of the Property and Casualty Group. The Property and Casualty Group operates as a regional insurance carrier that underwrites a broad range of personal and commercial insurance using its non-exclusive independent agency force as its sole distribution channel. In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are fundamental to the Property and Casualty Group’s success. The Property and Casualty Group is represented by over 2,000 independent agencies comprising over 8,800 licensed representatives. The Property and Casualty Group operates primarily in the Midwest, Mid-Atlantic and Southeast regions of the United States (Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin and the District of Columbia). Pennsylvania, Maryland and Virginia made up 65% of the Property and Casualty Group’s 2008 direct written premium. Nearly 50% of premiums are derived from personal auto, 20% from homeowners and 30% from small commercial lines. While sales, underwriting and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 23 field offices throughout its operating region to provide claims services to policyholders and marketing support for the independent agents who represent us.
Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year. Consequently, there is seasonality in our management fees and we have higher gross margins in our management operations in those quarters. While loss and loss adjustment expenses are not entirely predictable, historically such costs have been greater during the third and fourth quarters, influenced by the weather in the geographic regions, including the Midwest, Mid-Atlantic and Southeast regions in which the Property and Casualty Group operates.
The members of the Property and Casualty Group pool their underwriting results. Under the reinsurance pooling arrangement, the Exchange assumes 94.5% of the pool. Accordingly, the underwriting risk of the Property and Casualty Group’s business is largely borne by the Exchange, which had $4.0 billion and $4.8 billion of statutory surplus at December 31, 2008 and 2007, respectively. Through the pool, our property/casualty insurance subsidiaries currently assume 5.5% of the Property and Casualty Group’s underwriting results, and, therefore, we also have a direct incentive to manage the insurance underwriting operations of the Property and Casualty Group effectively.
Principal products
The Property and Casualty Group seeks to insure standard and preferred risks primarily in personal and commercial lines. In 2008, personal lines comprised 71% of direct written premium revenue of the Property and Casualty Group while commercial lines made up the remaining 29%.
The principal products in personal lines, based upon direct written premiums, are private passenger automobile (48%) and homeowners (20%) while the principal commercial lines consist of multi-peril (11%), commercial automobile (8%) and workers compensation (7%).
Competition
Property and casualty insurers generally compete on the basis of customer service, price, brand recognition, coverages offered, claim handling ability, financial stability and geographic coverage. Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers and by large companies who market and sell personal lines products directly to consumers. In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, the Property and Casualty Group faces competition within its appointed agencies based on ease of doing business, product, price and service relationships. The market is competitive with some carriers filing rate decreases while others focus on acquiring business through other means, such as increases in advertising and effective utilization of technology. Some carriers have increased their spending on advertising in an effort to generate increased sales and market penetration. The Property and Casualty Group ranked as the 16th largest automobile insurer in the United States based on 2007 direct written premiums and as the 21st largest property/casualty insurer in the United States based on 2007 total lines net premium written according to AM Best.
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
Employees
We employed just over 4,200 people at December 31, 2008, of which approximately 2,200, or 52%, provide claims specific services exclusively for the Property and Casualty Group and approximately 65, or 2%, perform services exclusively for EFL. Both the Exchange and EFL reimburse us at least quarterly for the cost of these services.
Reserves for losses and loss adjustment expenses
The table that follows illustrates the change over time of the loss and loss adjustment expense reserves established for our property/casualty insurance subsidiaries at the end of the last ten calendar years. The development of loss and loss adjustment expenses are presented on a gross basis (gross of ceding transactions in the intercompany pool) and a net basis (the amount remaining as our exposure after ceding and assuming amounts through the intercompany pool as well as transactions under the excess-of-loss reinsurance agreement with the Exchange). However, incurred but not reported reserves are developed for the Property and Casualty Group as a whole and then allocated to members of the Property and Casualty Group based on each member’s proportionate share of earned premiums. We do not develop IBNR reserves for each of the property/casualty insurance subsidiaries based on their direct and assumed writings. Consequently, the gross liability data contained in this table does not accurately reflect the underlying reserve development of our property/casualty insurance subsidiaries.
Our 5.5% share of the loss and loss adjustment expense reserves of the Property and Casualty Group are shown in the net presentation and are more representative of the actual development of the property/casualty insurance losses accruing to our subsidiaries. The gross presentation is shown to be consistent with the balance sheet presentation of reinsurance transactions which requires direct and ceded amounts to be presented separate from one another, in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”, thus the gross liability for unpaid losses and loss adjustment expenses of $965.1 million at December 31, 2008 agrees to the gross balance sheet amount. However, factoring in the reinsurance recoverables of $778.3 million at December 31, 2008 presented in the balance sheet the net obligation to us is $186.8 million at December 31, 2008. Additional discussion of our reserve methodology can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained within this report.
The Property and Casualty Group discounts only workers compensation reserves. These reserves are discounted on a nontabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The interest rate of 2.5% used to discount these reserves is based upon the Property and Casualty Group’s historical workers compensation payout pattern. Given the upheaval in the financial markets, the current yield to maturity on United States Treasury debt instruments matched to future cash flows of workers compensation liabilities implied a discount rate less than 2.5% at December 31, 2008. The Insurance Department of Pennsylvania uses the yield on these securities to determine a limit that the discount rate used by insurers should not exceed. The Property and Casualty Group received approval from the Pennsylvania Insurance Commissioner for an exception to the maximum interest rate permitted, given the abnormally low interest rate environment currently being experienced and the long-term period in which workers compensation claim payments will be paid. Our unpaid losses and loss adjustment expenses reserve was reduced by $5.4 million and $5.5 million at December 31, 2008 and 2007, respectively, as a result of this discounting.
A reconciliation of our property/casualty insurance subsidiaries’ claims reserves can be found in Item 8. “Financial Statements and Supplementary Data - Note 14 of Notes to Consolidated Financial Statements” contained within this report. Additional discussion of reserve activity can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” section contained within this report.

Property and Casualty Subsidiaries of Erie Indemnity Company
Reserves for Unpaid Losses and Loss Adjustment Expenses

	At December 31,
(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross liability for unpaid losses and loss adjustment expenses (LAE)	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6	$1,026.5	$965.1

Gross liability re-estimated as of:
One year later	477.0	516.2	622.6	727.2	844.5	955.3	1,034.1	992.8	945.8

Two years later	487.2	567.1	635.1	730.5	886.2	1,004.1	1,006.1	942.9

Three years later	518.6	567.2	644.3	781.2	958.5	1,014.4	971.5

Four years later	518.5	562.2	699.4	856.4	983.0	982.8

Five years later	519.0	619.0	779.2	888.0	952.8

Six years later	576.4	701.0	816.5	858.9

Seven years later	658.0	721.5	788.2

Eight years later	680.3	702.6

Nine years later	659.7

Cumulative (deficiency) redundancy	(226.8)	(224.7)	(230.9)	(141.9)	(107.3)	(39.8)	48.0	130.7	80.7

Gross liability for unpaid losses and LAE	$432.9	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6	$1,026.5	$965.1
Reinsurance recoverable on unpaid losses	337.9	375.6	438.6	577.9	687.8	765.6	825.9	872.4	831.7	778.3

Net liability for unpaid losses and LAE	$95.0	$102.3	$118.7	$139.1	$157.7	$177.4	$193.6	$201.2	$194.8	$186.8

Net re-estimated liability as of:
One year later	$104.7	$109.8	$126.6	$140.9	$162.6	$181.2	$183.0	$185.1	$181.7

Two years later	106.2	116.0	127.0	144.6	171.9	179.3	175.5	180.6

Three years later	110.6	116.2	131.9	155.7	173.8	173.7	173.9

Four years later	110.8	120.9	143.6	157.6	170.3	172.1

Five years later	115.3	132.5	146.2	155.1	169.4

Six years later	124.8	135.0	144.7	153.2

Seven years later	126.7	132.8	142.6

Eight years later	125.8	131.2

Nine years later	123.8

Cumulative (deficiency) redundancy	$(28.8)	$(28.9)	$(23.9)	$(14.1)	$(11.7)	$5.3	$19.7	$20.6	$13.1

	At December 31,
(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Cumulative amount of gross liability paid through:
One year later	$158.9	$174.4	$194.3	$217.0	$259.1	$271.4	$271.7	$257.4	$248.0

Two years later	244.9	270.9	302.1	351.0	410.6	435.0	427.0	404.4

Three years later	297.6	326.1	372.4	434.8	508.4	530.0	519.1

Four years later	326.9	361.3	418.9	488.0	561.4	586.1

Five years later	347.0	384.9	450.6	514.8	593.8

Six years later	362.9	405.9	466.9	534.9

Seven years later	379.2	415.8	481.0

Eight years later	387.2	427.8

Nine years later	395.2

Cumulative amount of net liability paid through:
One year later	$38.9	$41.2	$47.2	$51.3	$58.0	$53.9	$51.9	$56.0	$57.3

Two years later	59.2	64.8	73.6	81.3	85.3	81.9	82.8	89.2

Three years later	73.5	79.2	91.2	95.3	100.3	101.5	104.1

Four years later	81.6	88.5	97.4	100.9	111.9	114.6

Five years later	86.9	89.8	97.9	107.3	120.1

Six years later	87.5	94.1	101.8	112.5

Seven years later	90.8	96.4	105.6

Eight years later	92.4	98.5

Nine years later	93.9

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
The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property/casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. Involuntary programs generated calendar year underwriting gains of $25.3 million for the Property and Casualty Group in 2008, compared to gains of $15.0 million in 2007 and $1.9 million in 2006. The calendar year gains on the involuntary reinsurance programs result from positive development on prior year reserves for this line. Our share of these underwriting gains related to involuntary programs was $1.4 million in 2008, $0.8 million in 2007 and $0.1 million in 2006. The states that the Property and Casualty Group writes business in have experienced little, if any, impact from hurricane activity, resulting in the underwriting gains generated from the involuntary programs.
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
All transactions within the holding company system affecting the insurers we manage are filed with the applicable insurance departments and must be fair and reasonable. Approval of the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer. In some states, the acquisition of 10% or more of the outstanding common stock of an insurer or its holding company is presumed to be a change in control. Approval of the applicable insurance commissioner is also required in order to declare extraordinary dividends. See Item 8, “Financial Statements and Supplementary Data – Note 19 of Notes to Consolidated Financial Statements” contained within this report.
Website access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.erieinsurance.com as soon as reasonably practicable after such material is filed electronically with the SEC. Our Code of Conduct is available on our website and in printed form upon request. Our annual report on Form 10-K and the information statement on Form 14(C) are also available free of charge at www.erieinsurance.com. Copies of our annual report on Form 10-K will be made available, free of charge, upon written request as well.

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
We began formal enterprise risk management (ERM) activities in 2005 under the leadership of our Chief Executive Officer and executive management. At the end of 2008 we formally appointed our property/casualty Chief Actuary as our enterprise-wide Chief Risk Officer (CRO). There is still no universally accepted ERM standard of practice and, as such, approaches take on different forms throughout the insurance industry. Our formal ERM effort is meant to create an atmosphere of risk-intelligent decision making and, in turn, add greater likelihood to the successful achievement of our corporate objectives. To achieve these goals, our ERM program focuses on the following priorities:
•	identifying, assessing and prioritizing potential risk events (using both quantitative and qualitative techniques);

•	cataloguing effective risk responses;

•	monitoring actual losses and learning from historical risk events;

•	educating and encouraging employees at all levels to consider the risks and rewards of the decisions they make;

•	managing corporate risks from an enterprise portfolio viewpoint;

•	defining risk tolerances, including aligning strategic and operational objectives within those tolerances, and enforcing subsequent decision standards and limits; and

•	planning for extreme adverse risk events.
Our ERM policy statement establishes the framework, principles and guidelines for our ERM program so that aggregated risks are acceptable to us or any of our subsidiaries or affiliates, including the Erie Insurance Exchange. Leadership and direction of the program are the responsibility of the CRO, as are the reporting of risk information to executive management and the Board of Directors, advising decision makers from a risk perspective, and improving our overall risk-readiness. Our ERM committee consists of a cross-functional team of representatives from all major business functions as well as a technical team which is responsible for risk quantification and identification on an integrated basis. General day-to-day risk management responsibility lies within our functional divisions, ensuring execution by those most familiar with the related risks. In 2008 we also established a compliance department within our law division and appointed a Chief Compliance Officer specifically charged with monitoring regulatory, legal, and ethical requirements and ensuring that appropriate responses are initiated.
An essential part of our ERM infrastructure is a stochastic modeling capability for our property/casualty insurance operations as well as the investment operations for the Property and Casualty Group. The modeling capability has been in use since 2003 and is a significant component in our quantification of insurance and investment risk. Model output is used to assess the variability of risk inherent in our operations and the sufficiency of enterprise capital levels given our defined tolerance for risk. The model further provides additional insights into capital management, strategic asset allocation of our investment portfolios, capital required for product lines sold by the enterprise, catastrophe exposure management and reinsurance purchasing and risk management strategy.
As our ERM program continues to evolve, new techniques are being used at the enterprise and individual project levels to consider key risks not inherently quantifiable. ERM tools continue to be developed and modified to identify and assess risk on a consistent basis, providing management with more information to respond effectively and efficiently.
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
The management fee rate is determined by the Board of Directors and may not exceed 25% of the direct written premiums of the Property and Casualty Group. The Board of Directors sets the management fee rate each December for the following year. At their discretion, the rate can be changed at any time. The factors considered by the Board in setting the management fee rate include our financial position in relation to the Exchange and the long-term needs of the Exchange for capital and surplus to support its continued growth and competitiveness. If the Board of Directors determines that the management fee rate should be reduced, our revenues and profitability could be materially adversely affected. Also, if the Exchange’s surplus were significantly reduced due to a severe decline in the value of the Exchange’s investments, the management fee rate could be reduced and our revenues and profitability could be materially adversely affected.
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
We recognize management fees due from the Exchange as income when the premiums are written because at that time we have performed substantially all of the services we are required to perform, including sales, underwriting and policy issuance activities. However, such fees are not paid to us by the Exchange until the Exchange collects the premiums from policyholders. As a result, we hold receivables for management fees earned and due to us.
Two of our wholly-owned property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, are parties to the intercompany pooling arrangement with the Exchange. Under this pooling arrangement, our insurance subsidiaries cede 100% of their property/casualty underwriting business to the Exchange, which retrocedes 5% of the pooled business to Erie Insurance Company and 0.5% to Erie Insurance Company of New York. In 2008, approximately 83% of the pooled direct property/casualty business was originally generated by the Exchange and its subsidiary, while 94.5% of the pooled business is retroceded to the Exchange under the intercompany pooling arrangement. Accordingly, the Exchange assumes a higher insurance risk than is proportional to the insurance business it contributes to the pool. This poses a credit risk to our property/casualty subsidiaries participating in the pool as they retain the responsibility to their direct policyholders if the Exchange is unable to meet its reinsurance obligations.
We hold receivables from the Exchange for costs we pay on the Exchange’s behalf and for reinsurance under the intercompany pooling arrangement. Our total receivable from the Exchange, including the management fee, reimbursable costs we paid on behalf of the Exchange and total amounts recoverable from the intercompany reinsurance pool, totaled $1.1 billion or 42.3% of our total assets at December 31, 2008.
Our financial condition may suffer because of declines in the value of the securities held in our investment portfolio that constitute a significant portion of our assets. The continuing volatility in the financial markets and the ongoing economic downturn could have a material adverse effect on our results of operations or financial condition.
Markets in the United States and around the world have been experiencing extreme volatility and disruption since mid-2007. Financial stress has affected the liquidity of the banking system and the financial system as a whole. During the fourth quarter of 2008 the volatility and disruption reached unprecedented levels. Although the U.S. and foreign governments have taken various actions to try to stabilize the financial markets, it is unclear if these actions will be effective. The financial market volatility and the resulting economic impact could continue and it is possible it could be prolonged.

Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our investment portfolio. Depending on market conditions, we could incur additional realized and unrealized losses in future fiscal periods, which could have a material adverse effect on our results of operations, financial condition or liquidity. In addition, the continuing financial market volatility and economic downturn could have a material adverse affect on third parties with which we do business. We cannot predict the impact that this would have on our business or results of operations.
Credit markets are in a particularly fragile state. Worsening economic data in the fourth quarter of 2008 increased market volatility. Extreme aversion to risk led to the lowest Treasury yields in more than fifty years. While our fixed income portfolio is well diversified, continued volatility in the credit markets could adversely affect the values and liquidity of our corporate and municipal bonds and our asset-backed and mortgage-backed securities, which could have a material adverse affect on our financial condition. We do not hedge our exposure to interest rate risk as we have the ability to hold fixed income securities to maturity. Our investment strategy achieves a balanced maturity schedule in order to moderate investment income in the event of interest rate declines in a year in which a large amount of securities could be redeemed or mature. We do not hedge our exposure to credit risk as we control industry and issuer exposure in our diversified portfolio.
At December 31, 2008, we had investments in equity securities of $88.6 million and investments in limited partnerships of $299.2 million, or 3.4% and 11.4% of total assets, respectively. In addition, we are obligated to invest up to an additional $90.8 million in limited partnerships, including private equity, real estate and fixed income partnership investments. Limited partnerships are less liquid and involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike publicly traded securities, cash flows and return expectations are less predictable. The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not reflect the volatility in market conditions experienced in the fourth quarter 2008. We expect additional deterioration to be reflected in the general partners’ year end financial statements, which we will receive in 2009, and such declines could be significant.
All of our marketable securities are subject to market volatility. Our marketable securities have exposure to price risk and the volatility of the equity markets and general economic conditions. To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer and our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. If our policy for determining the recognition of impaired positions were different, our Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. See also Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and Item 8. “Financial Statements and Supplementary Data - Note 3 of Notes to Consolidated Financial Statements” contained within this report.
Ineffective business relationships, including partnering and outsourcing, could affect our ability to compete.
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
The internet continues to grow as a method of product distribution, and as a preferred method of product and price comparison. We compete against established ‘direct to consumer’ insurers as well as insurers that use a combination of agent and online distribution. We expect the competitors in this channel to grow. Failure to position our distribution technology effectively in light of these trends and changing demographics could inhibit our ability to grow and maintain our customer base. Our growth could also be adversely impacted by an inability to accommodate prospective customers based on lack of geographic agency presence.
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
We have an established business continuity plan in an effort to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event.
Advancements in technology continue to make it easier to store, share and transport information. A security breach of our computer systems could interrupt or damage our operations or harm our reputation if confidential company or customer information were to be misappropriated from our systems. Cases where sensitive data is exposed or lost may lead to a loss in competitive advantage or lawsuits. We implement standard information security procedures, such as user authentication protocols and intrusion detection systems, to control data access and storage, including that which is available on the internet.
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
The Property and Casualty Group conducts business in only 11 states and the District of Columbia, primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of this business is private passenger and commercial automobile, homeowners and workers compensation insurance in Ohio, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition disproportionately affecting one or more of the states in which the Property and Casualty Group conducts substantial business could adversely affect the results of operations of members of the Property and Casualty Group. Common natural catastrophe events include hurricanes, earthquakes, tornadoes, hail storms and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event.
Terrorist attacks could cause losses from insurance claims related to the property/casualty insurance operations, as well as a decrease in our shareholders’ equity, net income or revenue. The federal Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 requires that some coverage for terrorist loss be offered by primary commercial property insurers and provides federal assistance for recovery of claims through 2014. While the Property and Casualty Group is exposed to terrorism losses in commercial lines and workers compensation, these lines are afforded a limited backstop above insurer deductibles for acts of terrorism under this federal program. The Property and Casualty Group has no personal lines terrorist coverage in place. The Property and Casualty Group could incur large net losses if future terrorist attacks occur.
The Property and Casualty Group maintains a property catastrophe reinsurance treaty that was renewed effective January 1, 2009 that provides coverage of 95% of a loss up to $400 million in excess of the Property and Casualty Group’s loss retention of $450 million per occurrence. This treaty excludes losses from acts of terrorism. Nevertheless, catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely affect our underwriting profitability.
The Property and Casualty Group depends on independent insurance agents, which exposes the Property and Casualty Group to risks not applicable to companies with dedicated agents or other forms of distribution.
The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive agencies. These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally they also sell competitors’ insurance products. As a result, the Property and Casualty Group’s business depends in large part on the marketing and sales efforts of these agencies. To the extent these agencies’ marketing efforts cannot be maintained at their current levels of volume or they bind the Property and Casualty Group to unacceptable insurance risks, fail to comply with established underwriting guidelines or otherwise improperly market the Property and Casualty Group’s products, the results of operations and business of the Property and Casualty Group could be adversely affected. Also, to the extent these agencies place business with competing insurers due to compensation arrangements, product differences, price differences, ease of doing business or other reasons, the results of operations of the Property and Casualty Group could be adversely affected. If we are unsuccessful in maintaining and increasing the number of agencies in our independent agent distribution system, the results of operations of the Property and Casualty Group could be adversely affected.
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
Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of shareholders. For instance, members of the Property and Casualty Group are subject to involuntary participation in specified markets in various states in which it operates, and the rate levels the Property and Casualty Group is permitted to charge do not always correspond with the underlying costs associated with the coverage issued. Although the federal government does not directly regulate the insurance industry, federal initiatives, such as federal terrorism backstop legislation, from time-to-time, also can impact the insurance industry. In addition to specific insurance regulation, we must also comply with other regulatory, legal and ethical requirements relating to the general operation of a business. In 2008, we appointed a Chief Compliance Officer to oversee insurance regulations as well as other compliance issues.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The member companies of the Erie Insurance Group share a corporate home office complex in Erie, Pennsylvania, which is comprised of approximately 500,000 square feet. The home office complex is owned by the Exchange. We are charged rent for the related square footage we occupy.
The Erie Insurance Group also operates 23 field offices in 11 states. Seventeen of these offices provide both agency support and claims services and are referred to as branch offices, while the remaining six provide only claims services and are considered claims offices. Three field offices are owned by the Exchange and leased to us. One field office operates out of the home office complex. We incurred net rent expense for both the home office complex and the field offices leased from the Exchange totaling $5.6 million in 2008.
We own three field offices. One field office is owned by EFL and leased to us. The net rent expense for the field office leased from EFL was $0.3 million in 2008.
The remaining 15 field offices are leased from various unaffiliated parties. In addition to these field offices, we lease certain other facilities from unaffiliated parties. Net lease payments to external parties amounted to $2.7 million in 2008. Lease commitments for these properties expire periodically through 2013.
The total operating expense, including rent expense, for all office space we occupied in 2008 was $22.6 million. This amount was reduced by reimbursements from affiliates of $14.4 million. This net amount after allocations is reflected in our cost of management operations.
Item 3. Legal Proceedings
In December 2008, the Company, Erie Insurance Company of New York and Erie Insurance Company (the “settling companies”) reached a settlement with the U.S. Department of Justice in connection with an administrative action filed in 2002 with the U.S. Department of Housing and Urban Development and a related civil complaint filed in December 2008 in the United States District Court for the Western District of New York. The complaint alleged that the settling companies operated their businesses in New York state in a manner that resulted in differences in market share for certain types of homeowners and renters insurance policies sold in neighborhoods with lower percentages of African American populations and those with higher percentages African Americans. This settlement is in the form of a Consent Decree in which the settling companies agreed to a number of provisions, including: appointment of a full-time Director of Diversity and Community Outreach whose primary responsibilities include overseeing training, outreach and monitoring of the settling companies’ marketing and sales activities in target Census blocks in New York State; payment of $50,000 to Syracuse Habitat for Humanity for the purpose of improving the quality and availability of housing in Onondaga County; payment of $225,000 to the Fair Housing Council of Central New York; training of the settling companies’ New York State agents regarding the sale and marketing of the settling companies’ products and services; expansion of the settling companies’ sales and marketing efforts in target census blocks in upstate New York; and amendment of homeowners and renters insurance marketing materials used in New York to include an Equal Housing Opportunity logo, slogan or statement. While the Consent Decree acknowledges that there were no “factual findings” with regard to the allegations against the settling companies, they decided to enter into the settlement to avoid costly and protracted litigation. There is also no finding or admission that either the settling companies or their independent insurance agents violated the Federal Fair Housing Act or otherwise engaged in any unlawful discrimination.
Reference is made to Item 8. “Financial Statements and Supplementary Data - Note 21 of Notes to Consolidated Financial Statements” contained within this report.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common stock market prices and dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol “ERIE.” No established trading market exists for the Class B voting common stock. American Stock Transfer & Trust Company serves as our transfer agent and registrar. As of February 18, 2009, there were approximately 902 beneficial shareholders of record of our Class A non-voting common stock and 12 beneficial shareholders of record of our Class B voting common stock.
We historically have declared and paid cash dividends on a quarterly basis at the discretion of the Board of Directors. The payment and amount of future dividends on the common stock will be determined by the Board of Directors and will depend on, among other things, our operating results, financial condition, cash requirements and general business conditions at the time such payment is considered.
The common stock high and low sales prices and dividends for each full quarter of the last two years were as follows:

	2008				2007
			Cash Dividend				Cash Dividend
	Sales Price		Declared		Sales Price		Declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A	Class B

March 31	$52.39	$48.13	$0.440	$66.00	$58.24	$51.75	$0.400	$60.00
June 30	56.04	46.15	0.440	66.00	56.62	52.01	0.400	60.00
September 30	49.00	40.61	0.440	66.00	62.29	50.70	0.400	60.00
December 31	43.66	31.52	0.450	67.50	61.41	50.52	0.440	66.00

Total			$1.770	$265.50			$1.640	$246.00

Stock performance
The following graph depicts the cumulative total shareholder return (assuming reinvestment of dividends) for the periods indicated for our Class A common stock compared to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Property-Casualty Insurance Index:

	2003		2004	2005	2006	2007	2008

Erie Indemnity Company Class A common stock	$100	*	$126	$130	$146	$134	$102
Standard & Poor’s 500 Stock Index	100	*	111	116	135	142	90
Standard & Poor’s Property-Casualty Insurance Index	100	*	110	127	143	125	88

*Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in our Class A common stock, Standard & Poor’s 500 Stock Index and Standard & Poor’s Property-Casualty Insurance Index.

Issuer Purchases of Equity Securities
A stock repurchase plan was authorized January 1, 2004 allowing us to repurchase up to $250 million of our outstanding Class A common stock through December 31, 2006. Our Board of Directors approved continuations of this stock repurchase program for an additional $250 million in February 2006, an additional $100 million in September 2007, and an additional $100 million in April 2008 which authorizes repurchases through June 30, 2009. We may purchase the shares, from time-to-time, in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of our capital. Shares repurchased during 2008 totaled 2.1 million at a total cost of $102.0 million. Cumulative shares repurchased under this plan since inception were 11.7 million at a total cost of $610.1 million. See Item 8. “Financial Statements and Supplementary Data – Note 13 of Notes to Consolidated Financial Statements” contained within this report for discussion of additional shares repurchased outside of this plan from the F. William Hirt Estate in 2007.

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
October 1 – 31, 2008	0	$0.00	0
November 1 – 30, 2008	0	0.00	0
December 1 – 31, 2008	93,620	35.88	93,620

Total	93,620		93,620	$89,900,000

Item 6. Selected Consolidated Financial Data

	ERIE INDEMNITY COMPANY

	Years Ended December 31,

(in thousands, except per share data)	2008		2007		2006		2005	2004
Operating data:
Total operating revenue	$1,137,231		$1,132,291		$1,133,982		$1,124,950	$1,123,144
Total operating expenses	951,397		930,454		934,204		900,731	884,916
Total investment (loss) income-unaffiliated	(63,128)		107,331		99,021		115,237	88,119
Provision for income taxes	39,865		99,137		99,055		111,733	105,140
Equity in (losses) earnings of Erie Family Life Insurance, net of tax	(13,603)		2,914		4,281		3,381	5,206
Net income	$69,238		$212,945		$204,025		$231,104	$226,413

Per share data:
Net income per share-diluted	$1.19		$3.43		$3.13		$3.34	$3.21
Book value per share-Class A common and equivalent B shares	13.79		17.68		18.17	(4)	18.81	18.14
Dividends declared per Class A share	1.770		1.640		1.480		1.335	0.970
Dividends declared per Class B share	265.50		246.00		222.00		200.25	145.50

Financial position data:
Investments(1)	$981,675		$1,277,781		$1,380,219		$1,452,431	$1,371,442
Receivables due from the Exchange and affiliates	1,130,610		1,177,830		1,238,852		1,193,503	1,157,384
Total assets	2,613,386		2,878,623		3,039,361		3,101,261	2,982,804
Shareholders’ equity	791,875	(2)	1,051,279		1,161,848	(4)	1,278,602	1,266,881
Treasury stock	810,961		708,943		472,230		254,877	155,911
Cumulative number of shares repurchased at December 31,	16,995		14,939	(3)	10,448		6,438	4,548
(1)	Includes investment in Erie Family Life Insurance.

(2)	At January 1, 2008, we adopted the recognition provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for our common stock portfolio. The net impact of the cumulative effect adjustment on January 1, 2008 increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax, resulting in no effect on shareholders’ equity.

(3)	Includes 1.9 million shares of our Class A nonvoting common stock from the F. William Hirt Estate separate from our stock repurchase program.

(4)	At December 31, 2006, shareholders’ equity decreased by $21.1 million, net of taxes, as a result of initially applying the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations highlights significant factors influencing our Company. This discussion should be read in conjunction with the audited financial statements and related notes and all other items contained within this Annual Report on Form 10-K, as they contain important information helpful in evaluating our financial condition and operating results.
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
OVERVIEW
The discussions below focus heavily on our three segments: management operations, insurance underwriting operations and investment operations. The segment basis financial results presented throughout Management’s Discussion and Analysis herein are those which management uses internally to monitor and evaluate results and are a supplemental presentation of our Consolidated Statements of Operations.
Economic and industry-wide factors
Because we are a management company, our earnings are driven largely by the management fee revenue we collect from the Exchange that is based on the direct written premiums of the Property and Casualty Group. The property/casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The property/casualty insurance industry has been well capitalized in recent years, however, the turmoil in the securities markets, the volatile economic environment, and the return of severe tropical storm losses have all taken a toll on 2008 industry results. Conning Research & Consulting estimates the industry combined ratio to be 106.3 in 2008, which is a deterioration from the actual industry combined ratio of 95.6 in 2007. While favorable loss reserve development benefited industry underwriting results, continued price softening, high catastrophe losses and significant underwriting losses contributed to the 2008 deterioration. These market conditions for insurers may be a precursor to increases in pricing on property and casualty policies. Conning Research & Consulting is predicting that slower economic growth in 2009 will contribute to slow exposure growth. While premium rates appear to be hardening, the effect of the softening economy, in terms of auto and home sales, could lead to weakness in the growth of top line premium.
The cyclical nature of the insurance industry has a direct impact on our income from management operations, as our management fee revenues are based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Periods of flattening premiums, generally result in lower margins from management operations. Our management fee revenue reflected minimal growth of 0.3% in 2008, as direct written premiums of the Property and Casualty Group increased only 0.4% compared to 2007. The Property and Casualty Group implemented price reductions of approximately $30 million in 2008, however we believe our pricing will stabilize in 2009 and anticipate approximately $36 million in direct written premium increases from rating actions taken in 2009. These increases could be offset by the effects on our business from the softening economy.
The upheaval in the financial markets in the third and fourth quarters of 2008 had a negative impact on our investment operations. What began in the second half of 2007 as a subprime mortgage crisis has grown to a global crisis in the financial markets. We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary. Impairment charges were also affected by our proactive tax strategies which precluded us from asserting our intent to hold these investments to recovery. During 2008, we impaired $69.5 million of securities primarily for investments in the banking and finance industries. Included in the total impairment charge were $36.0 million in charges on fixed maturities and $33.5 million in charges on preferred stock. The Exchange also recognized substantial impairment charges in 2008 of $663.1 million with $204.2 million in bonds, $213.9 million in preferred stock and $245.0 million in common stock. Many of these securities are performing in line with anticipated or contractual cash flows.
The valuation of our entire investment portfolio was significantly affected by the 2008 upheaval in the financial markets. Net unrealized losses on fixed maturities at December 31, 2008 were $34.2 million compared with $0.9 million in net unrealized gains at December 31, 2007, with unrealized losses in the financial sector being the primary driver. There were also $4.7 million in net unrealized losses in equity securities at December 31, 2008 compared with $3.0 million at December 31, 2007. Our trading securities portfolio was similarly affected, with a net unrealized loss of $4.5 million at December 31, 2008 compared to a $17.2 million gain at December 31, 2007.
Our alternative investments were also impacted by the 2008 market declines. Equity in earnings of limited partnerships decreased $54.0 million in 2008 over 2007. The valuation adjustments in the limited partnerships are based on information received from our general partners, which is generally received on a quarter lag. As a result, the 2008 partnership earnings do not reflect the valuation changes that were impacted by the upheaval in the financial markets in the fourth quarter of 2008.
Revenue generation
We have three primary sources of revenue. Our most significant source of revenue is generated by providing management services to the Exchange. The management fee is calculated as a percentage, not to exceed 25%, of the direct written premiums of the Property and Casualty Group. The Board of Directors establishes the rate at least annually and considers such factors as relative financial strength of the Exchange and Company and projected revenue streams. Our Board set the 2009 rate at 25%, its maximum level.
Second, we generate revenues from our property/casualty insurance subsidiaries, which consist of our share of the pooled underwriting results of the Property and Casualty Group. All members of the Property and Casualty Group pool their underwriting results. Under the pooling agreement, the Exchange assumes 94.5% of the Property and Casualty Group’s net written premium. Through the pool, our subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, currently assume 5.5% of the Property and Casualty Group’s net written premium, providing a direct incentive for us to manage the insurance underwriting discipline as effectively as possible.
Finally, we generate revenues from our fixed maturity, equity and alternative investment portfolios. The portfolios are managed with a view toward maximizing after-tax yields and limiting credit risk, and we actively evaluate our portfolios for impairments. Due to the global liquidity crises surrounding the credit markets and more broadly the financial services industry in 2008, we recognized $69.5 million of impairment charges as a result of continued declines in fair value and credit deterioration on certain of our bonds and preferred stocks predominately in the banking and finance industry sectors. The majority of the impairments relate to securities that are artificially depressed due to current market conditions, but continue to meet interest and dividend obligations. We also had net losses on common stocks of $38.6 million and reduced valuation adjustments recorded by our real estate limited partnerships as a result of the general slow-down and recent economic downturn in the real estate markets. We have consistently generated high levels of cash flows from operations, which amounted to $150.8 million in 2008. Our net cash flows from operations have been used to pay shareholder dividends and to repurchase shares of our stock under our repurchase program.

Opportunities, challenges and risks
In order to grow our management fee revenue, our key challenges in 2009 will be to continue to generate profitable property/casualty revenue growth while containing the growth of expenses in our management operations. Expense management is further challenged by our need to enhance technology and improve ease of doing business for our agents and policyholders.
We continued to pursue opportunities in our current territories through the appointment of 156 new agencies in 2008. During 2009, we plan to continue this momentum by appointing another 127 agencies. We continued to develop the personal lines pricing plan, by introducing additional variables that further segment risks and allow us to be price competitive for the best risks. The Property and Casualty Group continues to evaluate potential new product offerings and product extensions to meet consumer demands.
We plan to continue to control the growth in the cost of management operations by controlling salary and wage costs and other discretionary spending in 2009. However, we also intend to continue making targeted investments in technology to enhance customer service, ease of doing business with our agents and customers, and to improve our productivity. In 2009, we expect to incur additional expenses on our various technology initiatives aimed at improving our competitiveness. See “Future trends - costs of management operations” section for further details.
Financial overview

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands, except per share data)	2008	2007	2007	2006	2006

Income from management operations	$172,525	(2.6)%	$177,174	(5.0)%	$186,408
Underwriting income	13,309	(46.0)	24,663	84.5	13,370
Net (loss) revenue from investment operations	(77,755)	NM	110,464	6.6	103,625

Income before income taxes	108,079	(65.4)	312,301	2.9	303,403
Provision for income taxes	38,841	(60.9)	99,356	0.0	99,378

Net income	$69,238	(67.5)	$212,945	4.4	$204,025

Net income per share–diluted	$1.19	(65.2)%	$3.43	9.6%	$3.13

NM = not meaningful
Key points
•	Decrease in net income per share-diluted in 2008 was driven by net realized losses on investments as a result of the upheaval in the financial markets, particularly in the third and fourth quarters of 2008. In the year, we recognized $69.5 million of impairment charges on fixed maturities and preferred stock, $38.6 million of net realized losses on common stock and a drop in our equity in earnings of limited partnerships of $54.0 million.

•	Gross margins from management operations decreased slightly to 17.6% in 2008 from 18.1% in 2007.

•	GAAP combined ratios of the insurance underwriting operations increased to 93.6 in 2008 from 88.1 in 2007 driven by slightly higher catastrophe losses and less favorable development of prior accident year loss reserves when compared to 2007 results.
Management operations
•	Management fee revenue increased 0.3% and 0.4% in 2008 and 2007, respectively. The two determining factors of management fee revenue are: 1) the management fee rate we charge, and 2) the direct written premiums of the Property and Casualty Group. The management fee rate was 25% for both 2008 and 2007. Direct written premiums of the Property and Casualty Group were largely unchanged at $3.8 billion for 2008 and 2007.

•	In 2008, the direct written premiums of the Property and Casualty Group increased 0.4% compared to a 0.5% decline in 2007. New policy direct written premiums of the Property and Casualty Group increased 2.9% in 2008 compared to 9.0% in 2007, while renewal premiums increased 0.1% in 2008 compared to a decline of 1.5% in 2007. New business policies in force increased 3.1% in 2008 compared to 6.4% in 2007, and renewal business policies in force increased 2.9% in 2008 compared to 1.9% in 2007. Despite the growth in policies in force, rate reductions of $30.3 million led to minimal growth in 2008, and rate reductions of $85.9 million contributed to the decline in 2007.

•	The cost of management operations increased 1.2%, or $10.0 million, to $809.5 million in 2008, primarily due to the increase in non-commission expenses:
-	Commissions—Total commission costs decreased 0.6%, or $3.4 million, to $554.0 million in 2008 driven by a decrease in agent bonuses as a result of a reduction in the profitability component of the award. Offsetting this reduction were increases in normal scheduled rate commissions, a private passenger auto bonus and other promotional incentives classified as commissions.

-	Total costs other than commissions—All other non-commission expense increased 5.5%, to $255.6 million in 2008, driven by personnel, sales and policy issuance costs and other operating costs. Personnel costs increased primarily due to higher average pay rates and higher staffing levels coupled with increases in executive severance costs and management incentive plan expense. Sales and policy issuance costs rose due to increased agent advertising program expense. Other operating costs increased due to various corporate technology initiatives that resulted in additional contract labor fees and software costs.
Insurance underwriting operations
•	Contributing to underwriting income of $13.3 million and a 93.6 GAAP combined ratio in 2008, compared to underwriting income of $24.7 million and an 88.1 GAAP combined ratio in 2007, were the following factors:
-	catastrophe losses totaling 3.4 points, or $7.0 million, in 2008 due to remnants of Hurricane Ike in Ohio, Pennsylvania and Indiana, compared to 1.7 points, or $3.6 million, in 2007; and

-	favorable development on prior accident year loss reserves of 3.2 points, or $6.7 million, in 2008, compared to 5.3 points, or $11.0 million, of favorable development in 2007; and

-	increase in the underlying non-catastrophe accident year combined ratio as a result of slightly declining average premiums and increased loss costs.
Investment operations
•	Net investment income decreased 16.4% in 2008 compared to 2007, as invested assets declined in 2008 to fund stock repurchases of $102.0 million.

•	Net realized losses on investments totaled $113.0 million in 2008 compared to 2007 realized losses of $5.2 million primarily due to impairment charges on fixed maturities and preferred stock of $69.5 million and net realized losses on common stock of $38.6 million.

•	Equity in earnings of limited partnerships decreased to $5.7 million in 2008 from $59.7 million in 2007 as a result of fair value declines across all limited partnerships categories due to lingering anemic financial market conditions.

•	Equity in EFL losses was $14.6 million in 2008 compared to earnings of $3.1 million in 2007. EFL recognized impairment charges of $83.5 million in 2008 primarily related to fixed maturities and preferred stock investments in the financial services industry sector, of which our share was $18.0 million.
The topics addressed in this overview are discussed in more detail in the sections that follow.
CRITICAL ACCOUNTING ESTIMATES
In order to prepare financial statements in accordance with GAAP, we make estimates and assumptions that have a significant effect on reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Management considers an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) different estimates that could have been used, or changes in the estimate that are likely to occur from period-to-period, could have a material impact on our consolidated statements of operations or financial position.
The following presents a discussion of those accounting policies surrounding estimates that we believe are the most critical to our reported amounts and require the most subjective and complex judgment. If actual events differ significantly from the underlying assumptions, there could be material adjustments to prior estimates that could potentially adversely affect our results of operations, financial condition and cash flows. The estimates and the estimating methods used are reviewed continually, and any adjustments considered necessary are reflected in current earnings.
Investment valuation
We make estimates concerning the valuation of all investments. Valuation techniques used to derive fair value of our available-for–sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, such as prices obtained from nationally recognized pricing services for identical instruments in active markets. Observable inputs other than quoted prices would include prices obtained from third party pricing services that model prices based on observable inputs. Unobservable inputs reflect our own assumptions regarding exit market pricing for these securities. Fair value for these securities, that comprise only 4.0% of our total investment portfolio, are determined using comparable securities or valuations received from outside broker dealers.
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
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not reflect the volatility in market conditions experienced in the fourth quarter 2008. We expect additional deterioration to be reflected in the general partners’ year end financial statements, which we will receive in 2009, and such declines could be significant. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. Our limited partnership holdings are considered investment companies where the general partners record assets at fair value. Several factors are to be considered in determining whether an entity is an investment company. Among these factors are a large number of investors, low level of individual ownership and passive ownership that indicate the entity is an investment company.
We have three types of limited partnership investments: private equity, mezzanine debt and real estate. Our private equity and mezzanine debt partnerships are diversified among numerous industries and geographies to minimize potential loss exposure. The fair value amounts for our private equity and mezzanine debt partnerships are based on the financial statements of the general partners, who use various methods to estimate fair value including the market approach, income approach and the cost approach. The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities. Such valuation techniques often use market multiples derived from a set of comparables. The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is derived from the amount that is currently required to replace the service capacity of an asset. If information becomes available that would impair the cost of investments owned by the partnerships, then the general partner would generally adjust to the net realizable value.
Real estate limited partnerships are recorded by the general partner at fair value based on independent appraisals and/or internal valuations. Real estate projects under development are generally valued at cost and impairment tested by the general partner. We minimize the risk of market decline by avoiding concentration in a particular geographic area and are diversified across residential, commercial, industrial and retail real estate investments.

We perform various procedures in review of the general partners’ valuations, and while we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments of the partnership investment where appropriate. As there is no ready market for these investments, they have the greatest potential for variability. We survey each of the general partners quarterly about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund’s quarterly and annual financial statements. Based on that information from the general partner, we consider whether recording of a valuation adjustment or additional disclosure is warranted.
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
Our actuaries review reserve estimates for both current and prior accident years using the most current claim data, on a quarterly basis, for all direct reserves except the reserves for the pre-1986 automobile catastrophic injury claims and the workers compensation catastrophic injury claims that are reviewed semi-annually. These catastrophic injury reserves are reviewed semi-annually because of the relatively low number of cases and the long-term nature of these claims. For reserves that are reviewed semi-annually, our actuaries monitor the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change, or if necessary, perform a reserve review to determine whether the reserve estimate should change. Significant changes to the factors discussed above, which are either known or reasonably projected through analysis of internal and external data, are quantified in the reserve estimates each quarter.
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
We also perform analyses to evaluate the adequacy of past reserve levels. Using subsequent information, we perform retrospective reserve analyses to test whether previously established estimates for reserves were reasonable. Our 2008 retrospective reserve analysis indicated the Property and Casualty Group’s December 31, 2007 direct reserves, excluding salvage and subrogation recoveries, had an estimated redundancy of approximately $122 million, which was 3.5% of reserves.
•	The Property and Casualty Group reduced reserves related to automobile bodily injury (BI) and uninsured/underinsured motorist (UM/UIM) bodily injury by approximately $75 million in 2008. This change in estimate resulted from improvements in frequency trends, and to a lesser extent, severity trends, that developed primarily on 2006 and 2007 accident years. The Property and Casualty Group’s reserves for auto BI and UM/UIM were $766 million at December 31, 2007 and $700 million at December 31, 2008.

•	The pre-1986 automobile catastrophic injury reserves were reduced by approximately $30 million in 2008. This change in estimate resulted from lower than expected future attendant care costs and affected various accident years before 1986. These reserve estimates were reduced to reflect reduced attendant care costs on these claims. The additional data was incorporated in the reserve estimates as it became known in each quarter throughout 2008. The Property and Casualty Group had pre-1986 automobile catastrophic injury reserves of $299.0 million at December 31, 2007 and $265.1 million at December 31, 2008, which are net of $163.2 million and $153.9 million of anticipated reinsurance recoverables for 2007 and 2008, respectively.
In 2007 and 2006, the Property and Casualty Group’s direct reserves had an estimated redundancy at December 31 of $200.6 million, or 5.6% of reserves, and $73.1 million, or 1.9% of reserves, respectively. The favorable frequency and severity trends in automobile BI and UM/UIM began in 2006 and these trends developed more fully in 2007. In 2008, the trends reflected in the 2007 activity were incorporated into our reserve estimates.
The Property and Casualty Group’s coverage with the greatest potential for variation are the catastrophic injury liability reserves. The automobile no-fault law in Pennsylvania before 1986 and workers compensation policies provide for unlimited medical benefits. The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends. Workers compensation catastrophic injury claims have been segregated from the total population of workers compensation claims. Because the coverage related to the automobile no-fault and workers compensation claims is unique and the number of claims is about 120, the previously discussed methods are not used; rather ultimate losses are estimated on a claim-by-claim basis. An annual payment assumption is made for each of these claimants who sustained catastrophic injuries and then projected into the future based upon a particular assumption of the future inflation rate, including medical inflation and life expectancy of the claimant. The most significant variable in estimating this liability is medical cost inflation. Our medical inflation rate assumption in setting this reserve for 2008 is for a 9% annual increase grading down 1% after the first year, then grading down 0.5% per year to an ultimate rate of 5%. Our medical inflation rate assumption in setting this reserve for 2007 was a 10% annual increase grading down 1% per year to an ultimate rate of 5%. The life expectancy assumption (mortality) underlying this reserve estimate reflects experience to date. Our mortality rate assumption gives 75% weight to our own mortality experience and 25% weight to a disabled pensioner mortality table. Our actual mortality experience for disabled lives of catastrophically injured people is based on a relatively small number of lives. We believe weighting the mortality assumption to incorporate the disabled pensioner mortality table, which has longer life expectancies than our experience, is reasonable in estimating our ultimate liability for these claims. Actual experience, different than that assumed, could have a significant impact on the reserve estimate.
At December 31, 2008, the reserve carried by the Property and Casualty Group for the pre-1986 automobile catastrophic injury liabilities, which is our best estimate of this liability at this time, was $265.1 million, which is net of $153.9 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net automobile catastrophic injury liability reserve is $14.6 million at December 31, 2008. Each 100-basis point change in the medical cost inflation assumption would result in a change in net liability for us of $2.2 million. At December 31, 2008, the reserve carried by the Property and Casualty Group for workers compensation catastrophic injury reserves, which is our best estimate of this liability at this time, was $249.4 million, which is net of $13.6 million of anticipated reinsurance recoverables. Our property/casualty insurance subsidiaries’ share of the workers compensation catastrophic injury reserves is $13.7 million at December 31, 2008. Each 100-basis point change in the medical cost inflation assumption would result in a change in net liability for us of $1.6 million.
Retirement benefit plans
Our pension plan for employees is the largest and only funded benefit plan we offer. Our pension and other retirement benefit obligations are developed from actuarial estimates in accordance with Financial Accounting Standard (SFAS) 87, “Employers’ Accounting for Pensions.” Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the discount rates and expected rates of return on plan assets. We review these assumptions annually and modify them considering historical experience, current market conditions, including changes in investment returns and interest rates, and expected future trends.
Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the prevailing market rate of a portfolio of high-quality fixed-income debt instruments with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. In determining the discount rate, we performed a bond-matching study. The study developed a portfolio of non-callable bonds rated AA- or higher with at least $25 million outstanding at December 31, 2008. These bonds had maturities primarily between zero and thirty years. For years beyond year 30, there were no bonds maturing. In these instances, the study estimated the appropriate bond by assuming that there would be bonds available with the same characteristics as the available bond maturing in the immediately preceding year. Outlier bonds were excluded from the study. The cash flows from the bonds were matched against our projected benefit payments in the pension plan, which have a duration of about 18 years. This bond-matching study supported the selection of a 6.06% discount rate for the 2009 pension expense. The 2008 expense was based on a discount rate assumption of 6.62%. A change of 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $1.7 million impact on net pension and other retirement benefit costs in 2009, before consideration of expense allocation to affiliates.
Unrecognized actuarial gains and losses are being recognized over a 15-year period, which represents the expected remaining service period of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized losses are recorded in the pension plan obligation on the Statements of Financial Position and Accumulated Other Comprehensive Income in 2008 in accordance with FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” These amounts are systematically recognized as an increase to future net periodic pension expense in accordance with FAS 87 in future periods.
The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The expected long-term rate of return is less susceptible to annual revisions, as there are typically not significant changes in the asset mix. The long-term rate of return is based on historical long-term returns for asset classes included in the pension plan’s target allocation. A reasonably possible change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $0.8 million impact on net pension benefit cost before consideration of reimbursement from affiliates.
We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period. The component of the actuarial loss generated during 2008 that related to the actual investment return being different from assumed during the prior year was $106.1 million. Recognition of this loss will be deferred over a four year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience losses will be amortized over a period of 15 years, which is the remaining service period of the employee group.

The actuarial assumptions used by us in determining our pension and retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations. Further information on our retirement benefit plans is provided in Item 8. “Financial Statements and Supplementary Data – Note 10 of Notes to Consolidated Financial Statements” contained within this report.
NEW ACCOUNTING STANDARDS
See Item 8. “Financial Statements and Supplementary Data – Note 2 of Notes to Consolidated Financial Statements” contained within this report for a discussion of recently issued accounting pronouncements.
RESULTS OF OPERATIONS
MANAGEMENT OPERATIONS

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands)	2008	2007	2007	2006	2006

Management fee revenue	$949,775	0.3%	$947,023	0.4%	$942,845
Service agreement revenue	32,298	8.6	29,748	1.7	29,246

Total revenue from management operations	982,073	0.5	976,771	0.5	972,091
Cost of management operations	809,548	1.2	799,597	1.8	785,683

Income from management operations	$172,525	(2.6)%	$177,174	(5.0)%	$186,408

Gross margin	17.6%		18.1%		19.2%

Key points
•	The management fee rate was 25% in 2008 and 2007.

•	Direct written premiums of the Property and Casualty Group increased 0.4% in 2008.
-	Policies in force increased 2.9% to 4,002,209 in 2008 from 3,888,333 in 2007.
-	Year-over-year average premium per policy decreased 2.5% to $949 in 2008 from $973 in 2007.
-	Premium rate changes resulted in a $30.3 million decrease in 2008 written premiums.
•	Costs other than commissions increased 5.5% while commission costs decreased 0.6% in 2008.
-	Estimates for agent bonuses decreased $14.6 million offset by a $6.8 million increase in normal and accelerated rate commissions and a $5.1 million increase in the private passenger auto bonus and other promotional incentives.

-	Personnel costs increased 3.8%, or $5.3 million, primarily due to:
•	$4.7 million as a result of higher average pay rates and staffing levels;
•	executive severance costs totaled $2.9 million in 2008 compared to $3.3 million in 2007; and
•	a reduction of $2.7 million in employee benefit costs.
-	Sales and policy issuance costs increased 27.1%, or $6.1 million due to increased spending on agent marketing and advertising programs.

-	All other operating costs increased 3.1%, or $1.8 million driven by a $5.2 million increase in consulting fees and $2.8 million increase in hardware and software costs primarily related to various information technology initiatives. In 2007, we recorded a $4.3 million charge for a judgment against us.

Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands)	2008	2007	2007	2006	2006

Private passenger auto	$1,826,143	1.3%	$1,802,603	(0.5)%	$1,812,177
Homeowners	743,325	1.4	732,883	1.1	725,161
Commercial multi-peril	435,767	0.0	435,630	(1.1)	440,564
Commercial auto	311,090	(1.5)	315,851	(1.9)	321,992
Workers compensation	280,743	(8.4)	306,563	(5.0)	322,737
All other lines of business	202,833	6.0	191,361	5.9	180,783

Property and Casualty Group direct written premiums	$3,799,901	0.4%	$3,784,891	(0.5)%	$3,803,414
Management fee rate	25.00%		25.00%		24.75%

Management fee revenue, gross	$949,975	0.4%	$946,223	0.5%	$941,345
Change in allowance for management fee returned on cancelled policies(1)	(200)	NM	800	NM	1,500

Management fee revenue, net of allowance	$949,775	0.3%	$947,023	0.4%	$942,845

NM = not meaningful
(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee rate
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. Changes in the management fee rate can affect our revenue and net income significantly. The management fee rate was set at 25%, the maximum rate, for both 2008 and 2007. The management fee rate for 2009 has again been set at the maximum rate of 25% by our Board of Directors.
Estimated allowance
Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an allowance for management fees returned on mid-term policy cancellations that recognizes the management fee anticipated to be returned to the Exchange based on historical mid-term cancellation experience. In 2008, although the mid-term cancellations of policies for the Property and Casualty Group trended downward, the slight increase in the unearned premium reserve in 2008 resulted in an increase in the allowance for management fees returned on cancelled policies. The policy retention ratio improved to 90.6% at December 31, 2008, compared to 90.2% at December 31, 2007, and 89.5% at December 31, 2006. Our cash flows are unaffected by the recording of this allowance.
Direct written premiums of the Property and Casualty Group
Direct written premiums of the Property and Casualty Group increased 0.4% in 2008 due to an increase in policies in force of 2.9%, offset by rate reductions taken in 2008 and 2007. Total policies in force increased to 4,002,209 in 2008, from 3,888,333 in 2007 and 3,798,297 in 2006. Growth in policies in force is the result of continuing improvements in policyholder retention and increased new policies sold. The year-over-year average premium per policy for all lines of business decreased 2.5% to $949 in 2008, from $973 in 2007. The impact of rate reductions is seen primarily in renewal premiums.
Premiums generated from new business increased 2.9%, to $412.8 million in 2008 from $401.0 million in 2007, which was 9.0% greater than the $368.0 million produced in 2006. New business policies in force grew 3.1% in 2008 and 6.4% in 2007. The year-over-year average premium per policy on new business decreased 0.2% to $860 in 2008 from $862 in 2007, which was 2.5% more than the average $841 in 2006.
Premiums generated from renewal business remained relatively flat at $3.4 billion in 2008, 2007 and 2006, increasing 0.1% in 2008 compared to a decrease of 1.5% in 2007. Renewal policies in force increased 2.9% to 3,522,261 in 2008 from 3,422,936 in 2007. The year-over-year average premium per policy on renewal business decreased 2.7% to $962 in 2008 from $989 in 2007, which was 3.3% less than the $1,022 in 2006. The Property and Casualty Group’s policy retention ratio has been steadily improving to a twelve-month moving average of 90.6% in 2008, up from 90.2% in 2007 and 89.5% in 2006.

The Property and Casualty Group implemented rate reductions in 2006, 2007 and 2008 to be more price-competitive for potential new policyholders and to improve retention of existing policyholders. The Property and Casualty Group writes only one-year policies. Consequently, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized fully in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the decreased or increased premiums in full. As a result, certain rate actions approved in 2007 were reflected in written premium in 2008, and some rate actions in 2008 will be reflected in 2009. The effect on 2008 premiums written of all rate actions resulted in a net decrease in written premiums of $30.3 million. The Property and Casualty Group’s most significant rate reductions in 2008 were in workers compensation in Pennsylvania and homeowners in Maryland and Pennsylvania. As the industry appears to be moving toward market-firming, the 2009 rate actions sought by the Property and Casualty Group are expected to increase premiums in 2009. We continuously evaluate pricing actions and estimate that those approved, filed and contemplated for filing during 2009 could result in a net increase to direct written premiums of approximately $36 million in 2009, in the private passenger auto line of business in Pennsylvania and Maryland.
The Property and Casualty Group’s 0.5% decrease in direct written premiums in 2007, compared to 2006, resulted from more significant rate reductions in lines of business under competitive pressure, such as private passenger auto. The effect on 2007 premiums written from rate actions resulted in a net decrease in written premiums of $85.9 million, while the effect on 2006 premiums written from rate actions resulted in a net decrease of $119.5 million in written premiums.
Personal lines – The Property and Casualty Group’s personal lines new business premiums written increased 2.5% to $266.9 million in 2008 from $260.4 million in 2007 and $247.1 million in 2006. Personal lines new business policies in force rose 3.3% to 391,316 in 2008, from 378,994 in 2007, which was 4.9% higher than 361,147 in 2006. The year-over-year average premium per policy on personal lines new business decreased 0.7% to $682 from $687 in 2007, which was 0.4% more than the 2006 average of $684. Total personal lines policies in force increased 2.9% in 2008 to 3,485,276.
Private passenger auto new business premiums written increased 5.3% to $170.3 million in 2008 from $161.7 million in 2007, driven by an increase in new business policies in force of 7.3% to 168,709 in 2008 compared to 157,297 in 2007. A private passenger auto incentive program has been in place since July 2006 to stimulate policy growth and has contributed to the increase in new business policies in force. Under the program, eligible agents receive a bonus based on the number of new private passenger auto policies issued. This program was revised effective June 1, 2008. See “Private Passenger Auto Bonus” section for further details of the change. The year-over-year average premium per policy for private passenger auto decreased 1.8% to $1,009 in 2008 from $1,028 in 2007. Certain private passenger auto rate actions that became effective in 2008 reduced rates in Pennsylvania, New York and Ohio. In 2007, the private passenger auto new premiums increased 7.6% to $161.7 million, compared to $150.3 million in 2006, as new policies in force increased 7.3% and the average premium per policy rose 0.3%.
Renewal premiums written on personal lines increased 1.6% on total personal lines policies during 2008 compared to a decrease of 0.3% in 2007. The impact of rate reductions was offset by improving policy retention ratio trends. The personal lines renewal business year-over-year average premium per policy declined 1.3% in 2008, while the year-over-year policy retention ratio for personal lines improved to 91.4% in 2008 from 90.8% in 2007 and 90.1% in 2006. The year-over-year policy retention ratio for private passenger auto was 91.8% in 2008, 91.5% in 2007 and 90.8% in 2006. Homeowners policyholder retention increased to 91.1% in 2008, compared to 90.3% in 2007 and 89.4% in 2006, driving the 2.2% increase in homeowners renewal premiums written to $667.6 million in 2008 from $653.2 million in 2007 despite rate reductions effective in 2008.
Industry private passenger auto premiums for 2009 are expected to experience minimal growth as rates may begin to firm, but be offset by slower exposure growth given the current economic conditions. Industry homeowners premiums in 2009 are expected to experience rate firming but also be affected by low exposure growth as the difficult housing market conditions continue.
Commercial lines – Driving the premium decreases in our major commercial lines in 2008 compared to 2007 are lower renewal premiums, which decreased 3.4% to $961.4 million in 2008 from $995.5 million in 2007, reflecting the impact of rate reductions being implemented over the past three years. Despite the decreases in renewal premiums, commercial lines new business premiums written increased 3.9% to $145.5 million in 2008, from $140.1 million in 2007, which had increased 16.3% from $120.4 million in 2006. The year-over-year average premium per policy on commercial lines new business increased 1.3% to $1,641 in 2008, from $1,621 in 2007 which was 3.0% more than $1,575 in 2006. Commercial lines new business policies in force increased to 88,632 at December 31, 2008, up 2.6% from 86,403 at December 31, 2007, which was up 13.0% from 76,478 at December 31, 2006. Factors contributing to the increase in new commercial lines premiums written in 2008 include more proactive communications between us and our commercial agents, continued refinement and enhancements to our quote processing systems and our use of more refined pricing based on predictive modeling which were initiated in 2007. The 2007 increase in the average premium per policy on commercial lines new business resulted from certain workers compensation pricing actions that increased rates in Illinois, Maryland and Virginia. Total commercial lines policies in force increased 3.0% in 2008 to 516,933.
Renewal premiums written for commercial lines decreased 3.4% during 2008 and 4.3% during 2007. The overall decrease is reflective of the impact of rate reductions and changes in the mix of business. In 2007 we discontinued dividends on certain workers compensation policies and instead implemented a tiered pricing structure to better align rates and associated risks. The year-over-year policy retention ratio for commercial lines was 85.3%, 85.7% and 85.4% in 2008, 2007 and 2006, respectively.
Industry commercial rate levels have been weakening since 2005 as exposure growth that drives commercial premiums has slowed. These trends are expected to continue in 2009. Rate actions approved for 2009 are primarily for decreases in workers compensation in Pennsylvania offset by increases in commercial-multi peril in Pennsylvania and Ohio.
Future trends—premium revenue – We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as new agents build up their book of business with the Property and Casualty Group. In 2008, we appointed 156 new agencies and had a total of 2,042 agencies as of December 31, 2008. We will continue to appoint agencies in 2009 with a goal of appointing 127 new agencies. In the third quarter of 2008, we decided not to pursue our planned 2009 expansion effort into the state of Minnesota in order to refocus our business strategy to our current markets where we expect to realize a higher return more quickly than by expanding into another state. Our pricing actions described above could result in an increase in direct written premium of about $36 million in 2009. The current economic conditions could also impact the average premium written by the Property and Casualty Group as consumers reduce coverages and there are fewer automobiles and homes sold.
Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written by the Property and Casualty Group. The service charges are fixed dollar amounts per billed installment. Service agreement revenue amounted to $32.3 million in 2008, $29.7 million in 2007 and $29.2 million in 2006. Service agreement revenue increased in 2008 by $2.9 million due to late payment and policy reinstatement fees that became effective March 1, 2008. The 2007 service agreement revenue decreased from 2006 due to a shift to the no-fee, single payment plan driven by a discount in pricing offered for paid-in-full policies as well as consumers’ desire to not incur service charges.
Cost of management operations

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands)	2008	2007	2007	2006	2006

Commissions	$553,958	(0.6)%	$557,359	0.6%	$554,041

Personnel costs	144,281	3.8	138,948	1.7	136,560
Survey and underwriting costs	23,841	0.6	23,710	(5.3)	25,040
Sales and policy issuance costs	28,665	27.1	22,556	(1.7)	22,945
All other operating costs	58,803	3.1	57,024	21.1	47,097

Non-commission expense	255,590	5.5	242,238	4.6	231,642

Total cost of management operations	$809,548	1.2%	$799,597	1.8%	$785,683

Key points
•	Commissions in 2008 include:
-	a decrease in the estimate for agent bonuses of $14.6 million,
-	an increase in normal and accelerated rate commissions of $6.8 million driven by an increase in certain commercial commission rates and higher accelerated commissions due to agency appointments in recent years, and
-	an increase in promotional incentives and the private passenger auto bonus of $5.1 million.
•	Executive severance costs totaled $2.9 million in 2008 compared to $3.3 million in 2007.

•	A reduction of $2.7 million in employee benefit costs, primarily from investment losses on deferred compensation plan balances of participating executives.

•	Sales and policy issuance costs increased $6.1 million due to increased spending on agent advertising programs.

•	All other operating costs increased $1.8 million primarily due to $5.2 million of increased consulting fees, primarily contract labor costs related to various technology initiatives, and $2.8 million of additional hardware and software costs. Offsetting this increase was a 2007 charge of $4.3 million for a judgment against us.
Commissions
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands)	2008	2007	2007	2006	2006

Scheduled rate commissions	$456,911	1.2%	$451,587	0.0%	$451,531
Accelerated rate commissions	4,326	50.2	2,880	80.2	1,598
Agent bonuses	81,227	(15.3)	95,854	1.2	94,754
Promotional incentives	2,300	NM	813	(66.6)	2,434
Private passenger auto bonus	9,394	NM	5,825	NM	2,724
Change in commissions allowance for mid-term policy cancellations	(200)	NM	400	NM	1,000

Total commissions	$553,958	(0.6)%	$557,359	0.6%	$554,041

NM = not meaningful
Scheduled and accelerated rate commissions – Scheduled rate commissions were impacted by a 0.4% increase in the direct written premiums of the Property and Casualty Group in 2008. Also, effective July 1, 2008, commission rates were increased for certain commercial lines new business premiums which added $1.5 million to 2008 scheduled rate commissions. An increase in workers compensation commission rates, which became effective in the latter half of 2007 in certain states, added $2.8 million of commission expense in 2008. In 2007, scheduled rate commissions were flat compared to 2006, due to the 0.5% decrease in direct written premiums of the Property and Casualty Group offset by the increase in workers compensation commission rates that added $1.2 million of commission expense.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agencies for their initial three years of operation. Accelerated rate commissions are increasing as expected given the additional new agency appointments in recent years. We appointed 156 new agencies in 2008, 214 in 2007 and 139 in 2006. There were 263 agencies receiving accelerated rate commissions in 2008 compared to 216 and 118 in 2007 and 2006, respectively. Accelerated commissions are expected to continue to increase in the future as a result of these recent new agency appointments and those expected in 2009.
Agent bonuses and promotional incentives – Agent bonuses are based on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years’ actual underwriting data by agency combined with the current year-to-date actual data. Agent bonuses decreased $14.6 million in 2008 as our estimate of the profitability component of the bonus decreased when factoring in the most recent year’s underwriting data. The agent bonus award was estimated at $80.1 million for 2008. Of this estimate, $77.0 million represents the profitability component and $3.1 million represents the growth component of the award. The 1.2% increase in 2007 compared to 2006 was due to the three-year period covered by the bonus including the years with our strongest underwriting profitability. Other promotional incentives increased in 2008 primarily due to a program that ran from October 2007 through September 2008 that contributed $2.0 million to 2008 expense compared to $0.7 million in 2007.
Private passenger auto bonus – In July 2006, an incentive program was implemented that paid a $50 bonus to agents for each qualifying new private passenger auto policy issued. Effective June 1, 2008, a tiered payout structure was introduced. The new structure pays out between $50 and $200 per new private passenger auto policy based on the number of qualifying new private passenger auto policies placed by an agency each year. Additional commission expense of $3.2 million was recorded as a result of the new tiered bonus structure for 2008. If the tiered structure were in place for all of 2008, the program would have paid out an additional $0.7 million in 2008.
Other costs of management operations
Personnel costs, the second largest component in the cost of management operations, increased 3.8%, or $5.3 million, in 2008. Salaries and wages increased $4.7 million in 2008 due to higher average pay rates. Executive severance costs and the recognition of certain compensation expense for our new chief executive officer contributed an additional $2.9 million in 2008. Expense for management incentive plans increased $2.7 million due to additional levels of management being included in the plans in 2008. Management performance under the plan improved relative to plan targets, resulting in higher bonuses under the plans. Employee benefit costs, which are included in personnel costs, decreased $2.7 million in 2008 primarily due to investment losses on compensation plan balances of participating executives. The 2007 personnel costs included $3.3 million of additional severance for our former president and chief executive officer.
Sales and policy issuance costs increased $6.1 million in 2008 due to increased spending on agent advertising programs. All other operating costs increased 3.1% in 2008. Consulting fees increased $5.2 million compared to 2007, which included $5.4 million of contract labor costs related to various technology initiatives. Hardware and software costs increased $2.8 million primarily related to these technology initiatives. In 2007, all other operating costs included a $4.3 million accrual for a judgment against us in a lawsuit arising from our termination of an agency.
During 2008, investments were made to support our efforts to increase sales and improve our operating performance. As noted previously, increased expenses related to commission and incentive changes as well as investments in new information technology are being incurred. In 2008, we incurred $9.7 million of additional costs including contract labor costs, capitalized software and software license and maintenance expense in conjunction with the planning and design for the development of a new policy administration platform. See also “Factors That May Affect Future Results.”
Future trends—cost of management operations – The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting activities and policy issuance activities performed by us for the Property and Casualty Group. Since 2006, management has worked to better align our growth in costs to our growth in premium over the long-term. Our goal for 2008 was to hold growth in non-commission costs to 9% or less. Actual growth in non-commission costs for 2008 was 5.5%.
Our estimate for growth in non-commission operating expenses for the year 2009 is 16%. For 2009, our retirement plan GAAP benefit expenses are expected to increase approximately $10 million for all retirement plans as the assumed discount rate used to calculate the pension costs decreased from the 6.62% used in 2008 to 6.06% for 2009. Although we are the sponsor of these postretirement plans and record on our balance sheet the funded status of these plans, generally the Exchange and EFL reimburse the Company for about 50% of the annual benefit expense of these plans. Also in 2009, we will continue various information technology initiatives aimed at improving our operating performance, and as a result, expect to incur additional external expenses of approximately $30 million. See also “Factors That May Affect Future Results.”

INSURANCE UNDERWRITING OPERATIONS

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands)	2008	2007	2007	2006	2006

Premiums earned	$207,407	(0.1)%	$207,562	(2.9)%	$213,665

Losses and loss adjustment expenses incurred	137,167	9.0	125,903	(9.8)	139,630
Policy acquisition and other underwriting expenses	56,931	(0.1)	56,996	(6.0)	60,665

Total losses and expenses	194,098	6.1	182,899	(8.7)	200,295

Underwriting income	$13,309	(46.0)%	$24,663	84.5%	$13,370

Key points
•	Catastrophe losses, a majority of which related to Hurricane Ike in 2008, contributed 3.4 points to the GAAP combined ratio, compared to 1.7 points in 2007.

•	Development of prior accident year loss reserves, excluding salvage and subrogation recoveries, improved the GAAP combined ratio by 3.2 points in 2008, compared to 5.3 points in 2007.

•	The underlying non-catastrophe accident year combined ratio increased to 93.4 in 2008, compared to 91.7 in 2007, as a result of slightly decreasing average premiums and increased loss costs.

Profitability measures	Years ended December 31,
	2008	2007	2006

Erie Indemnity Company GAAP loss and LAE ratio(1)	66.1	60.7	65.4
Erie Indemnity Company GAAP combined ratio(2)	93.6	88.1	93.7
P&C Group statutory combined ratio	93.3	87.7	93.5
P&C Group adjusted statutory combined ratio(3)	89.6	83.8	89.4
Direct business:
Personal lines adjusted statutory combined ratio	88.3	83.9	90.6
Commercial lines adjusted statutory combined ratio	94.2 (4)	84.7	88.5

Prior accident year reserve development—redundancy	(3.2)	(5.3)	(1.9)
Prior year salvage and subrogation recoveries collected	(1.8)	(1.7)	(1.6)

Total loss ratio points from prior accident years	(5.0)	(7.0)	(3.5)

(1)	The GAAP loss and LAE ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses incurred to earned premiums for our property/casualty insurance subsidiaries.

(2)	The GAAP combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums for our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments.

(3)	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.

(4)	The commercial lines adjusted statutory combined ratio increase in 2008 over 2007 is primarily due to one large fire claim in Pennsylvania and losses related to Hurricane Ike in Ohio, Pennsylvania and Indiana and less favorable prior year development in 2008 compared to 2007.
Development of direct loss reserves
Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, was $6.7 million in 2008 and improved the combined ratio by 3.2 points. Of the $6.7 million, $4.3 million related to the personal auto line of business. The Property and Casualty Group reduced reserves in 2008 on prior accident years as a result of improvements in frequency trends and slight improvements in severity trends on automobile bodily injury and on uninsured/underinsured motorist bodily injury. For private passenger auto comprehensive coverages in 2008, the severity trend outpaced improvements in frequency, causing an increase in the loss cost trend.  For all other private passenger auto coverages, the Property and Casualty Group’s frequency improvements either offset or outpaced increases in severity, causing flattening or improving loss cost trends.  Overall, loss costs for private passenger auto continue to remain relatively flat.

In 2007, our share of the Property and Casualty Group’s favorable development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, was $11.0 million and improved the combined ratio by 5.3 points. Of the $11.0 million, $8.1 million related to the personal auto line of business. The Property and Casualty Group reduced reserves in 2007 on prior accident years as a result of sustained improved severity trends on automobile bodily injury and on uninsured/underinsured motorist bodily injury. In 2006, the positive development of 1.9 points, or $4.0 million, was the result of improved frequency trends for automobile bodily injury and uninsured/underinsured motorist bodily injury, from the 2004 and 2005 accident years. The total favorable development of 3.9 points was offset by 2.0 points, or $4.2 million, for reserve strengthening of the pre-1986 automobile catastrophic injury liability reserve.
Catastrophe losses
Catastrophes are an inherent risk of the property/casualty insurance business and can have a material impact on our insurance underwriting results. In addressing this risk, we employ what we believe are reasonable underwriting standards and monitor our exposure by geographic region. The Property and Casualty Group also maintains property catastrophe reinsurance coverage from unaffiliated insurers. The Property and Casualty Group maintains sufficient property catastrophe reinsurance coverage from unaffiliated reinsurers and no longer participates in the voluntary assumed reinsurance business, which lowers the variability of the underwriting results of the Property and Casualty Group.
During 2008, 2007 and 2006, our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $7.0 million, $3.6 million and $8.5 million, respectively, or 3.4 points, 1.7 points and 4.0 points, respectively, of the loss ratio. The Property and Casualty Group’s actuarially projected mean catastrophe level is 6.6 loss ratio points per accident year. Catastrophe losses in 2008 were impacted by flooding, tornado and wind storms related to Hurricane Ike primarily in Ohio and Pennsylvania. In 2007, the catastrophe losses resulted from wind and rainstorms in Ohio and Pennsylvania. Storm-related losses were closer to expected levels in 2006, with wind and hailstorms concentrated primarily in Indiana and Ohio driving a majority of these catastrophe losses.
INVESTMENT OPERATIONS

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands)	2008	2007	2007	2006	2006

Net investment income	$44,181	(16.4)%	$52,833	(5.5)%	$55,920
Net realized (losses) gains on investments	(113,019)	NM	(5,192)	NM	1,335
Equity in earnings of limited partnerships	5,710	(90.4)	59,690	42.9	41,766
Equity in (losses) earnings of EFL	(14,627)	NM	3,133	(32.0)	4,604

Net revenue from investment operations	$(77,755)	NM	$110,464	6.6%	$103,625

NM = not meaningful
Key points
•	Net investment income decreased $8.7 million in 2008 as yields were down and we continued to repurchase shares of our common stock. Funds used to repurchase treasury shares amounted to $102.0 million in 2008, compared to $236.7 million in 2007.

•	Net realized losses on investments in 2008 primarily include impairment charges of $69.5 million on fixed maturities and preferred stock and net realized losses on common stock of $38.6 million. Beginning January 1, 2008, we reclassified our common stock portfolio to trading from available-for-sale. With this change, unrealized gains and losses are now reported in earnings as realized gains and losses.

•	Equity in earnings of limited partnerships decreased $54.0 million in 2008 primarily as a result of fair value depreciation.

•	Equity in losses of EFL was $14.6 million in 2008 primarily driven by EFL’s recognition of impairment charges on investments as a result of the turmoil in the financial markets. A deferred tax asset valuation allowance was recorded for impairments where the related deferred tax asset is not expected to be realized.

Investment income includes primarily interest and dividends on our fixed maturity and equity security portfolios. The decline in net investment income in 2008 and 2007 is primarily due to continued repurchases of our common stock under our stock repurchase program. Investments were liquidated in the current year to help fund stock repurchases thus limiting the funds available for investment operations. The current stock repurchase program runs through June 30, 2009.
Impairment charges of $69.5 million included $36.0 million on fixed maturities and $33.5 million on preferred stock were recorded for the year ended December 31, 2008. Impairment charges during the year increased significantly due to the disruption in financial markets during the third and fourth quarters of 2008. Impairment charges were also influenced by our proactive tax planning strategy related to capital loss carrybacks. This strategy assists us in monetizing our deferred tax assets before they expire, but affects our impairment analysis as we do not have the intent to hold investments to recovery. Securities in an unrealized loss position are stratified below based on time in a loss position and magnitude of the loss as a percentage of book value of the security at December 31, 2008.

		Total Gross	Decline of Investment Value**
		Unrealized		>15% and	>25% and	>35% and
(in thousands)	Fair Value	Losses	<15%	<25%	<35%	<45%	>45%
Fixed maturity securities with an unrealized loss greater than 10% for:
Less than 1 quarter	$19,314	$5,253	$934	$1,522	$1,519	$681	$597
1 quarter	48,391	14,765	2,278	5,077	2,367	1,979	3,064
2 quarters	38,813	12,288	1,260	3,528	4,153	2,178	1,170
3 quarters	4,297	2,195	0	260	573	405	957
4 quarters	1,324	1,164	0	0	0	612	551

Total in unrealized loss position greater than 10%	112,139	35,665	$4,472	$10,387	$8,612	$5,855	$6,339
Total in unrealized loss position less than or equal to 10%	237,811	8,912

Total in unrealized loss position	$349,950	$44,577
Unrealized gain position	213,479

Total fixed maturities	$563,429

Preferred stock securities with an unrealized loss greater than 10% for:
Less than 1 quarter	$5,516	$1,113	$452	$291	$370	$0	$0
1 quarter	7,156	4,129	304	441	0	871	2,514
2 quarters	10,397	2,467	260	1,953	254	0	0
3 quarters	1,756	243	243	0	0	0	0
4 quarters	0	0	0	0	0	0	0

Total in unrealized loss position greater than 10%	24,825	7,952	$1,259	$2,685	$624	$871	$2,514
Total in unrealized loss position less than or equal to 10%	13,239	405

Total in unrealized loss position	$38,064	$8,357
Unrealized gain position	17,217

Total preferred stock	$55,281

**	The percentage columns in the table above represent the severity of the decline at December 31,2008 and are not indicative of the severity for the entire duration during which the securities were in an unrealized loss position of greater than 10%.
Some of the securities represented in the table above were previously impaired and written down to a new cost basis. The table reflects additional losses on those securities held at December 31, 2008. We completed a thorough review of the securities based upon our impairment and valuation review process. Our analysis included a review of current market risk factors as well as issuer specific factors including credit impairments and ability to pay current obligations. We determined that these securities are stressed due to the current unprecedented financial market conditions and we continue to have the intent and ability to hold these investments for the periods of time that we anticipate are needed to recover while continuing to collect their interest and dividend cash flows.
Year-to-date, valuation losses on common stock that were reported in earnings was $21.7 million. See Item 8. “Financial Statements and Supplementary Data — Note 5 of Notes to Consolidated Financial Statements” contained within this report for additional information on our adoption of SFAS 159.

The breakdown of our net realized (losses) gains on investments is as follows:

	Years ended December 31,
	2008	2007	2006
Securities sold	$(23,413)	$16,789	$7,777
Impairments:
Fixed maturities	(35,974)	(5,101)	(2,051)
Equity securities	(33,530)	(17,356)	(4,391)
Common stock valuation adjustments	(21,730)	0	0
Limited partnerships	1,628	476	0

Total net realized (losses) gains (1)	$(113,019)	$(5,192)	$1,335

(1)	See Item 8. “Financial Statements and Supplementary Data — Note 6 of Notes to Consolidated Financial Statements” contained within this report for additional disclosures regarding net realized (losses) gains on investments.
The performance of our fixed maturities and equity securities, compared to selected market indices, is presented as follows:

Two years ended
Pre-tax annualized returns	December 31, 2008

Fixed maturities—corporate(1)	(2.51)%
Fixed maturities—municipal(2)	3.79
Preferred stock(2)	(20.70)
Common stock(3)	(19.55)
Market indices:
Barclays—U.S. Corporate Intermediate	1.33
S&P 500 Composite Index	(18.41)

(1)	See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for a discussion of structured investments.
(2)	Interest and dividends of municipal bonds and certain preferred stocks are tax exempt. The percentages in the table are actual yields, but do not incorporate the additional benefit received resulting from the tax advantage.
(3)	Return is net of fees to external managers.
Effective October 2008, we terminated our securities lending program and are in the process of unwinding the current securities on loan, which is expected to be complete during 2010. Loaned securities included as part of our invested assets had a fair value of $17.5 million at December 31, 2008 and $29.4 million at December 31, 2007.
The components of equity in earnings of limited partnerships are as follows:

	Years ended December 31,
		% Change		% Change
		2008 over		2007 over
(in thousands)	2008	2007	2007	2006	2006

Private equity	$3,813	(83.4)%	$22,948	22.9%	$18,665
Real estate	(3,710)	NM	30,206	71.3	17,634
Mezzanine debt	5,607	(14.2)	6,536	19.6	5,467

Total equity in earnings of limited partnerships	$5,710	(90.4)%	$59,690	42.9%	$41,766

NM = not meaningful
Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations. Private equity and mezzanine debt limited partnerships generated earnings, excluding valuation adjustments, of $13.6 million, $21.6 million and $15.3 million in 2008, 2007 and 2006, respectively. Real estate limited partnerships included earnings of $13.1 million, $15.6 million and $10.6 million in 2008, 2007 and 2006, respectively. We experienced a decline in earnings as a result of asset value reductions recognized in 2008 due to current adverse market conditions resulting in lower sales prices and therefore, smaller gains on sales of investments. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments. Generally, limited partnership earnings are recorded by us on at least a quarter lag from financial statements we receive from our general partners. As a consequence, earnings from limited partnerships reported at December 31, 2008 do not reflect investment valuation changes that may have resulted from the upheaval in the financial markets and the economy in general in the fourth quarter of 2008.
Our equity in losses of EFL totaling $14.6 million in 2008 resulted from EFL recognizing pre-tax impairment charges of $83.5 million, of which our share was $18.0 million before tax. While EFL recognized a deferred tax asset related to these impairments, it was limited to the amount of assets that management believed to be recoverable under SFAS 109, “Accounting for Income Taxes.” As such, a valuation allowance of $39.6 million related to these impairments was recorded on the books of EFL at December 31, 2008, further reducing its net income. Our share of this deferred tax asset valuation allowance was $8.6 million.
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At December 31, 2008 and 2007, our investment portfolio of investment-grade bonds, preferred stock, common stock and cash and cash equivalents represents 26% and 31.4%, respectively, of total assets. These investments, along with our operating cash flow, provide the liquidity we require to meet the demands on our funds.
Distribution of investments

	Carrying value at December 31,
(in thousands)	2008	% to total	2007	% to total

Fixed maturities	$563,429	59%	$703,406	57%
Equity securities:
Preferred stock	55,281	6	110,180	9
Common stock	33,338	3	108,090	9
Limited partnerships:
Real estate	149,499	16	141,020	11
Private equity	94,512	10	106,616	9
Mezzanine debt	55,165	5	44,867	4
Real estate mortgage loans	1,215	1	4,556	1

Total investments	$952,439	100%	$1,218,735	100%

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
For fixed maturity and preferred stock investments, we individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost. We consider market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is due to changes in interest rates, changes relating to a decline in credit quality, or other issues affecting the investment. In addition to specific factors, other factors considered in our review of investment valuation are the length of time and extent to which the fair value is below cost and whether we have the intent to hold the security, which is affected by our desire to generate capital loss carrybacks for federal income tax reasons. A charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent to hold the position until recovery has occurred.

Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $211.4 million, or 37.5%, of the total fixed maturity portfolio. The municipal portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall credit quality of the municipal portfolio with no insurance is rated AA- and totals $166.2 million. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit ratings.
Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. At December 31, 2008, the net unrealized loss on fixed maturities, net of deferred taxes, amounted to $22.3 million, compared to a $0.6 million gain at December 31, 2007.
The following is a breakdown of the fair value of our fixed maturity portfolio by sector and rating as of December 31, 2008:

(in thousands)					Not
					Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value

Asset-backed securities	$4,104	$142	$3,030	$1,372	$380	$9,028
Basic materials	0	0	2,661	5,730	1,948	10,339
Communications	0	0	11,373	18,557	2,194	32,124
Consumer, cyclical	0	3,088	970	7,938	1,368	13,364
Consumer, non-cyclical	0	0	12,217	24,407	1,740	38,364
Diversified	0	0	981	0	0	981
Energy	0	0	764	28,573	0	29,337
Financial	8,130	7,161	64,345	55,123	7,311	142,070
Government	3,372	0	0	0	0	3,372
Government-municipal	23,501	122,046	60,009	5,864	0	211,420
Industrial	0	0	10,057	11,691	1,373	23,121
Mortgage securities	10,363	0	0	1,431	0	11,794
Technology	0	0	1,989	2,661	0	4,650
Utilities	0	0	4,433	27,353	1,679	33,465

Total	$49,470	$132,437	$172,829	$190,700	$17,993	$563,429

Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.
The following tables present an analysis of our preferred and common stock securities by sector at December 31, 2008:

(in thousands)	Preferred Stock Equities		Common Stock Equities
	Industry Sector	Fair value	Industry Sector	Fair value
	Communications	$ 1,620	Basic materials	$1,626
	Consumer, cyclical	1,740	Communications	2,921
	Energy	4,860	Consumer, cyclical	2,846
	Financial	35,944	Consumer, non-cyclical	9,032
	Government	179	Diversified	444
	Industrial	1,292	Energy	1,398
	Technology	2,383	Financial	7,862
	Utilities	7,263	Funds	1,768

	Total	$55,281	Industrial	3,300

			Technology	866
			Utilities	1,275

			Total	$33,338

Our equity securities are carried at fair value on the Consolidated Statements of Financial Position. At December 31, 2008, the unrealized loss on equity securities, net of deferred taxes, amounted to $3.0 million, compared to a $9.3 million gain at December 31, 2007.
Effective January 1, 2008, we adopted FAS 159 for our common stock portfolio. As a result of adopting this standard, all changes in unrealized gains and losses on our Consolidated Statements of Financial Position are reflected in our Consolidated Statements of Operations. A one-time cumulative-effect adjustment of approximately $11.2 million, net of tax, was recorded as an increase to retained earnings with an offsetting reduction to other comprehensive income on January 1, 2008.
Limited partnership investments
During 2008, investments in limited partnerships increased $6.7 million to $299.2 million due to capital additions to existing partnerships. Mezzanine debt and real estate limited partnerships, which comprise 68.4% of the total limited partnerships, produce a more predictable earnings stream while private equity limited partnerships, which comprise 31.6% of the total limited partnerships, tend to provide a less predictable earnings stream but the potential for greater long-term returns. See Note 6 to the Consolidated Financial Statements for additional information on the types and ownership percentages of limited partnerships.
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
Loss and loss adjustment expense reserves are presented on our Consolidated Statements of Financial Position on a gross basis for EIC, EINY and EIPC. Our property/casualty insurance subsidiaries wrote about 17% of the direct property/casualty premiums of the Property and Casualty Group in 2008. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset on our Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of December 31,
(in thousands)	2008	2007

Gross reserve liability:
Private passenger auto	$295,174	$321,320
Pre-1986 automobile catastrophic injury	167,748	192,764
Homeowners	28,984	28,506
Workers compensation	162,898	146,402
Workers compensation catastrophic injury	92,019	108,589
Commercial auto	75,480	79,848
Commercial multi-peril	76,584	75,169
All other lines of business	66,194	73,933

Gross reserves	965,081	1,026,531
Reinsurance recoverable(1)	778,328	834,453

Net reserve liability	$186,753	$192,078

(1)	Includes $777.8 million in 2008 and $833.6 million in 2007 due from the Exchange.
The reserves that have the greatest potential for variation are the catastrophic injury liability reserves. We are currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve catastrophic injuries. The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $514.5 million at December 31, 2008, which is net of $167.5 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net catastrophic injury liability reserves is $28.3 million at December 31, 2008 compared to $29.7 million at December 31, 2007. The decrease in the pre-1986 automobile catastrophe injury reserve at December 31, 2008 compared to December 31, 2007 was primarily due to lower cost expectations of future attendant care services.
It is anticipated that these catastrophic injury claims will require payments over the next 30 to 40 years. In 2008, we changed our medical inflation rate assumption for these reserves to a 9% annual increase grading down 1% after the first year, then grading down 0.5% per year to an ultimate rate of 5%. In 2007, this assumption was a 10% annual increase grading down 1% per year to an ultimate rate of 5%. The impact on the catastrophic injury liability reserves due to the change in assumption in 2008 resulted in a reserve reduction of $2.5 million for the Property and Casualty Group, of which our property/casualty subsidiaries’ share was $0.1 million. In 2007, we changed our mortality rate assumption to give 75% weight to our own mortality experience and 25% weight to the disabled pensioner mortality table. The impact on the pre-1986 automobile catastrophic injury liability reserves due to this change in methodology resulted in reserve strengthening of $35.7 million for the Property and Casualty Group, of which our property/casualty subsidiaries’ share was $2.0 million. The workers compensation catastrophic liability injury reserves were strengthened by $12.6 million for the Property and Casualty Group in 2008, and our property/casualty subsidiaries’ share was $0.7 million. Our share of the catastrophic injury claim payments made was $0.8 million, $1.0 million and $1.3 million during 2008, 2007 and 2006, respectively.
Shareholders’ equity
Pension plan
Adjustments are made to shareholders’ equity in accordance with SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires that we recognize the funded status of our postretirement benefit plans in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2008, shareholders’ equity decreased by $90.6 million, net of tax, of which $0.1 million represents amortization of the prior service cost and net actuarial loss and $90.7 million represents the current period actuarial loss. The 2008 net actuarial loss was primarily due to the actual investment returns being significantly less than expected investment returns, driven by the upheaval in the financial markets experienced in 2008 and a change in the discount rate used to estimate the future benefit obligations to 6.06% in 2008 from 6.62% in 2007. Although we are the sponsor of these postretirement plans and record on our balance sheet the funded status of these plans, generally the Exchange and EFL reimburse the Company for approximately 50% of the annual benefit expense of these plans. At December 31, 2007, shareholders’ equity increased by $16.1 million, net of tax, of which $1.1 million represented amortization of the prior service cost and net actuarial loss and $15.0 million represented the current period actuarial gain. Shareholders’ equity decreased by $21.1 million, net of tax, at December 31, 2006, as a result of initially applying the recognition provisions of SFAS 158.
IMPACT OF INFLATION
Property/casualty insurance premiums are established before losses and loss adjustment expenses, and therefore, before the extent to which inflation may impact such costs are known. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues. Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.
LIQUIDITY AND CAPITAL RESOURCES
Sources and uses of cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. Our liquidity requirements have been met primarily by funds generated from management operations, the net cash flows of our insurance subsidiaries 5.5% participation in the underwriting results of the reinsurance pool with the Exchange, and investment income from nonaffiliated investments. Property/casualty insurance companies are generally self-funding as they collect policy premiums up-front before claims are paid. While we recognize management fee revenue when premiums are written, we collect our management fees from the

Exchange as premiums are collected from policyholders. Cash provided from these sources is used primarily to fund the costs of management operations including salaries and wages and commissions, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology. We expect that our operating cash needs will be met by funds generated from operations. When cash provided by operating activities is in excess of our operating cash needs, we may use this excess to fund our investment portfolios. When funding requirements exceed operating cash flows, our investment portfolios may be used as a funding source. Continuing volatility in the financial markets presents challenges to us as we occasionally access our investment portfolio as a source of cash. Some of our fixed income investments, despite being publicly traded, are illiquid due to credit market conditions. Further volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts. Additionally, our limited partnership investments are illiquid. We believe we have sufficient liquidity to meet our needs from other sources even if credit market volatility persists throughout 2009. See Item 1A. Risk Factors for a discussion of certain matters that may affect our investment portfolio and capital position.
In anticipation of continued illiquidity in the financial markets, actions we have taken to enhance our liquidity include:
•	accumulating higher cash and short-term investment positions: cash and cash equivalents, primarily money market fund investments, totaled $61.1 million at December 31, 2008 compared to $31.1 million at December 31, 2007;
•	renewing our line of credit with a bank for $100 million through December 31, 2009, and
•	reducing our cash outlays for share repurchase activity during the third and fourth quarters of 2008.
Management fees from the Exchange generate a majority of our operating cash flows. We do not expect the current economic downturn to have a significant impact on the premiums collected by the Exchange or the management fee we receive from the Exchange. We have a receivable from the Exchange and affiliates related to the management fee receivable from premiums written, but not yet collected, as well as the management fee receivable on premiums collected in the current month. We pay nearly all general and administrative expenses on behalf of the Exchange and other affiliated companies including EFL. The Exchange and EFL reimburse us for these expenses on a paid-basis quarterly.
We also generate cash from our property/casualty insurance subsidiaries, which consist of our share of the pooled underwriting results of the Property and Casualty Group. All members of the Property and Casualty Group pool their underwriting results. Through the pool, our subsidiaries assume 5.5% of the Property and Casualty Group’s direct written premiums. We also generate cash from the income earned on our fixed maturity and equity security investment portfolios and earnings on our limited partnership investments.
Management fee and other cash settlements due at December 31 from the Exchange were $214.3 million and $204.6 million in 2008 and 2007, respectively. A receivable from EFL for cash settlements totaled $3.9 million at December 31, 2008, compared to $4.2 million at December 31, 2007. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss adjustment expenses and unearned premium balances ceded to the intercompany reinsurance pool decreased 6.0% to $887.4 million from $944.1 million at December 31, 2008 and 2007, respectively. This decrease is the result of corresponding decreases in direct loss and loss adjustment expense reserves of our property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The amounts due us from the Exchange represented 22% of the Exchange’s total liabilities at December 31, 2008 and 2007.
Capital outlook
Outside of our normal operating and investing cash activities, future funding requirements could be met through 1) a $100 million bank line of credit, from which we have no borrowings at December 31, 2008, 2) dividend payments from our wholly-owned property/casualty insurance subsidiaries, EIC, EIPC and EICNY, up to their statutory limits totaling $23.9 million under current regulatory restrictions as of December 31, 2008, (see Note 19 of the Notes to Consolidated Financial Statements), 3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which totaled approximately $94.4 million at December 31, 2008, and 4) the ability to curtail or modify discretionary outlays such as shareholder dividends and our share repurchase activities until the financial markets better support our financing activities. In the event an unanticipated liquidity demand were placed on us, the Exchange could be a source of liquidity. The Exchange has investments totaling $7.6 billion as of December 31, 2008 that could be used, through intercompany borrowing arrangements, for operating needs, dividends or share repurchases. We believe we have the funding sources available to us to support future cash flow requirements.

Cash flow activities
 Given the recent illiquid market environment for certain of our bond and preferred stock holdings, we made short term borrowings of $75 million on our line of credit during the first quarter of 2008 to meet our operating cash obligations. We made payments on the line of credit of $45 million and $30 million in the third and fourth quarters of 2008, respectively, reducing the outstanding balance to zero at December 31, 2008. This line of credit was renewed for $100 million and expires on December 31, 2009. Also during the first quarter of 2008, we borrowed $30 million from EIC, our 100% owned property/casualty insurance subsidiary, to fund certain operating and financing activities. We repaid the entire balance during the second quarter of 2008. This intercompany borrowing was eliminated upon consolidation and therefore had no impact on our Consolidated Statements of Financial Position or Operations.
Cash flows provided by operating activities totaled $150.8 million in 2008, compared to $253.8 million in 2007 and $270.4 million in 2006. Lower operating cash flows in 2008 were primarily related to lower distributions from our limited partnerships and higher operating expenses.
Agent bonuses paid totaled $95.1 million during 2008 and $92.0 million in 2007. Agent bonuses expected to be paid in 2009, that relate to the period ended in 2008, total $80.1 million reflecting the impact of the decline in underwriting profitability of the Property and Casualty Group. We made pension contributions of $15.0 million and $14.8 million to our pension plan in 2008 and 2007, respectively. Our policy is to contribute at least the minimum required contribution that is in accordance with the Pension Protection Act of 2006 and to fund the annual “normal” costs of the pension. For 2009, the expected contribution amount is $15.0 million which does exceed the minimum required amount. Our affiliated entities generally reimburse us about 50% of the net periodic benefit cost of the pension plan. Pension expense is anticipated to be approximately $10 million higher in 2009 as a result of the change in discount rate to 6.06% from 6.62% in 2007. In 2008, we incurred $9.7 million in contract labor and software costs related to various technology initiatives in 2008. We also prepaid a software maintenance agreement for a three year period in 2008, whereas in 2007 we had only prepaid the agreement for one year, resulting in higher cash outlay in 2008 of $5.8 million. As discussed in “Factors That May Affect Future Results” section, future operating cash flows will be impacted by commitments made by us for our information technology initiatives.
At December 31, 2008, we recorded a deferred tax asset of $74.2 million, which included $5.4 million relating to unrealized and realized net capital losses that have not yet been recognized for tax purposes. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the losses ultimately recognized for tax purposes will be fully utilized. A deferred tax asset valuation allowance of $1.3 million was recorded for 2008 related to impairments on investments where the related deferred tax asset is not expected to be realized.
We have the ability to carry back capital losses of $98.3 million as a result of gains recognized in prior years. While the majority of our realized capital losses relate to securities that have not yet been sold, we have disposed of assets with tax losses of approximately $51.1 million to carry back against these gains. We also have $10.0 million of gross unrealized gains included in the net unrealized loss which are available to offset tax capital losses. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows provided by investing activities totaled $73.5 million in 2008, compared to $44.8 million in 2007 and $61.6 million in 2006, impacted by fewer reinvestments as a result of our continued share repurchase activity. Proceeds from the sales, calls and maturities of fixed maturity positions totaled $230.9 million, $266.0 million and $359.5 million in 2008, 2007 and 2006, respectively. Proceeds from the sales of equity securities totaled $155.5 million, $195.0 million and $146.1 million in 2008, 2007 and 2006, respectively. Sales and returns on limited partnerships totaled $21.1 million, $10.0 million and $12.9 million in 2008, 2007 and 2006, respectively. At December 31, 2008, we had contractual commitments to invest up to $90.8 million related to our limited partnership investments to be funded through 2014.
During 2008, we repurchased 2.1 million shares of our outstanding Class A common stock at a cost of $102.0 million in conjunction with our stock repurchase plan. In August 2007 we purchased 1.9 million shares of our Class A nonvoting common stock from the F. William Hirt Estate separate from our current stock repurchase program for a total cost of $99.0 million, or $52.04 per share. In conjunction with our stock repurchase plan, we repurchased 2.6 million shares at a total cost of $137.7 million in 2007. In April 2008, our Board of Directors approved a continuation of the stock repurchase program for an additional $100 million repurchases through June 30, 2009. Approximately $89.9 million of outstanding repurchase authority remains under the program at December 31, 2008. We plan to continue to repurchase shares through the program when cash is available for that purpose.
The decrease in cash used in financing activities was largely the result of the share repurchase activity discussed above. Dividends paid to shareholders totaled $92.3 million, $91.1 million and $86.1 million in 2008, 2007 and 2006, respectively. Our capital management activities resulted in us increasing both our Class A and Class B shareholder quarterly dividends for 2008. There are no regulatory restrictions on the payment of dividends to our shareholders, although there are state law restrictions on the payment of dividends from our subsidiaries to us. Dividends have been approved at a 2.3% increase for 2009.
Contractual obligations
Cash outflows are variable because the fluctuations in settlement dates for claims payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect of this volatility on our performance is mitigated by the intercompany reinsurance pooling arrangement and our 5.5% participation. The cash flow requirements for claims have not historically had a significant effect on our liquidity. Based on a historical 15-year average, about 50% of losses and loss adjustment expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% are paid out within a five-year period. Losses that are paid out after that five-year period reflect such long-tail lines as workers compensation and auto bodily injury. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.
We have certain obligations and commitments to make future payments under various contracts. As of December 31, 2008, the aggregate obligations were as follows:

	Payments due by period
					2014 and
(in thousands)	Total	2009	2010-2011	2012-2013	thereafter

Fixed obligations:
Limited partnership commitments(1)	$90,803	$43,591	$41,324	$5,888	$0
Pension contribution(2)	15,000	15,000	0	0	0
Other commitments(3)	45,004	17,678	22,908	4,418	0
Operating leases—vehicles	13,380	4,006	7,238	2,136	0
Operating leases—real estate(4)	9,467	2,931	4,090	2,446	0
Operating leases—computers	7,137	3,246	3,891	0	0
Financing arrangements	1,544	1,257	287	0	0

Fixed contractual obligations	182,335	87,709	79,738	14,888	0
Gross loss and loss adjustment expense reserves	965,081	482,541	283,734	94,578	104,228

Gross contractual obligations(5)	$1,147,416	$570,250	$363,472	$109,466	$104,228

Gross contractual obligations net of estimated reinsurance recoverables and reimbursements from affiliates are as follows:

	Payments due by period
					2014 and
(in thousands)	Total	2009	2010-2011	2012-2013	thereafter

Gross contractual obligations(5)	$1,147,416	$570,250	$363,472	$109,466	$104,228
Estimated reinsurance recoverables	778,328	389,164	228,828	76,276	84,060
Estimated reimbursements from affiliates	54,616	19,029	28,868	6,719	0

Net contractual obligations	$314,472	$162,057	$105,776	$26,471	$20,168

(1)	Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date. The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due. At December 31, 2008, the total commitment to fund limited partnerships that invest in private equity securities is $41.8 million, real estate activities $31.2 million and mezzanine debt of $17.8 million. We expect to have sufficient cash flows from operations and from positive cash flows generated from existing limited partnership investments to meet these partnership commitments.

(2)	The pension contribution for 2009 was estimated in accordance with the Pension Protection Act of 2006. Contributions anticipated in future years are expected to be an amount at least equal to the IRS minimum required contribution in accordance with this Act.

(3)	Other commitments include various agreements for service, including such things as computer software, telephones and maintenance.

(4)	Operating leases—real estate are for 16 of our 23 field offices that are operated in the states in which the Property and Casualty Group does business and three operating leases are for warehousing facilities and remote office locations. One of the branch locations is leased from EFL.

(5)	Gross contractual obligations do not include the obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management and the directors’ retirement plan. The recorded accumulated benefit obligations for these plans at December 31, 2008, are $7.5 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as they become due. See also Item 8. “Financial Statements and Supplementary Data – Note 10 of the Notes to Consolidated Financial Statements” contained within this report.
Off-balance sheet arrangements
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. There are no off-balance sheet obligations related to our variable interest in the Exchange. Any liabilities between us and the Exchange are recorded in our Consolidated Statements of Financial Position. We have no material off-balance sheet obligations or guarantees, other than the limited partnership investment commitments discussed in Item 8. “Financial Statements and Supplementary Data - Note 21 of Notes to Consolidated Financial Statements” contained within this report.
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
The outlook for all ratings is stable. According to AM Best, a Superior rating (A+) is assigned to those companies that, in AM Best’s opinion, have achieved superior overall performance when compared to the standards established by AM Best and have a superior ability to meet their obligations to policyholders over the long term. By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one notch lower than the property/casualty companies by AM Best Company. The insurers of the Property and Casualty Group are also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates these insurers AApi, “very strong.” Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.
Regulatory risk-based capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2008, the companies comprising the Property and Casualty Group all had RBC levels substantially in excess of levels that would require regulatory action.

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
Intercompany receivables

		Percent of total		Percent of total
		Company		Company
(in thousands)	2008	assets	2007	assets

Reinsurance recoverable from and ceded unearned premiums to the Exchange	$887,367	34.0%	$944,078	32.8%
Other receivables from the Exchange and affiliates (management fees, costs and reimbursements)	218,243	8.3	208,752	7.3
Note receivable from EFL	25,000	1.0	25,000	0.9

Total intercompany receivables	$1,130,610	43.3%	$1,177,830	41.0%

We have significant receivables from the Exchange that result in a concentration of credit risk. These receivables include unpaid losses and unearned premiums ceded to the Exchange under the intercompany pooling agreement and from management services performed by us for the Exchange. The policyholder surplus of the Exchange at December 31, 2008, on a statutory accounting basis totaled over $4.0 billion. Credit risks related to the receivables from the Exchange are evaluated periodically by our management. Reinsurance contracts do not relieve us from our primary obligations to policyholders if the Exchange were unable to satisfy its obligation. We collect our reinsurance recoverable amount generally within 30 days of actual settlement of losses.
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
We have a surplus note for $25 million with EFL that is payable on demand on or after December 31, 2018. EFL paid interest to us on the surplus note totaling $1.7 million in both 2008 and 2007. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities or limited partnership investments, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. A decline in surplus could also result from variability in investment markets as realized and unrealized losses are recognized. Due to the recent downturn experienced in the securities markets, the Exchange recognized impairment charges of $744.2 million in 2008. To the extent the market downturn continues, the Exchange’s investment portfolio may continue to be impacted. The Exchange may also need to provide capital support to EFL. EFL’s capital has declined as a result of realized and unrealized investment losses due to the turmoil in the financial markets in the second half of 2008. Despite these recent market events, at December 31, 2008, the Exchange had $4.0 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1.
The Exchange has strong underlying operating cash flows and sufficient liquidity to meet its needs, including the ability to pay the management fees owed to us. In 2008, the Exchange generated $434.6 million in cash flows from operating activities. At December 31, 2008 the Exchange had $203.2 million in cash and cash equivalents. The Exchange also has an unused $75 million bank line of credit at December 31, 2008. This line of credit was renewed through December 31, 2009.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Item 8. “Financial Statements and Supplementary Data - Note 17 of Notes to Consolidated Financial Statements” contained within this report.
Insurance premium rate actions
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect the direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and have a direct bearing on our management fees. Pricing actions contemplated or taken by the Property and Casualty Group are also subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2009, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management estimates that pricing actions approved, contemplated for filing and awaiting approval through 2008, could result in a net increase to premiums for the Property and Casualty Group of approximately $36 million in 2009.
The Property and Casualty Group continues to refine its pricing segmentation model for private passenger auto and homeowners lines of business. The new rating plan includes significantly more pricing segments than the former plan, providing us greater flexibility in pricing for policyholders with varying degrees of risk. Refining pricing segmentation should enable us to provide more competitive rates to policyholders with varying risk characteristics, as risks can be more accurately priced over time. The continued introduction of new pricing variables could impact retention of existing policyholders and could affect the Property and Casualty Group’s ability to attract new policyholders.
The current economic conditions could reduce the average premium written by the Property and Casualty Group for personal lines as consumers reduce coverages and/or raise deductibles and there are fewer automobiles and homes sold. Commercial lines average premium could be affected as companies reduce their coverage and as payrolls shrink.
Policy growth
Premium levels attributable to growth in policies in force of the Property and Casualty Group directly affect the profitability of our management operations. Our continued focus on underwriting discipline and the maturing of our pricing segmentation model has contributed to our growth in new policies in force and improved retention ratios. The continued growth of the policy base of the Property and Casualty Group is dependent upon the Property and Casualty Group’s ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the growth of premium levels for the Property and Casualty Group, and, consequently, our management fees.
Catastrophe losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the Mid-Atlantic, Mid-western and Southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers compensation insurance in Ohio, Maryland, Virginia and, particularly, Pennsylvania. As a result, a single catastrophic occurrence or destructive weather pattern could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include severe winter storms, hurricanes, earthquakes, tornadoes, wind and hail storms. In its homeowners line of insurance, the Property and Casualty Group is particularly exposed to an Atlantic hurricane, which might strike the states of North Carolina, Maryland, Virginia and Pennsylvania. The Property and Casualty Group maintains a property catastrophe reinsurance treaty with nonaffiliated reinsurers to mitigate the future potential catastrophe loss exposure. The property catastrophe reinsurance coverage in 2008 provided coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $450 million per occurrence. This agreement was renewed for 2009 under the same terms of coverage.
While the Property and Casualty Group is exposed to terrorism losses in commercial lines, including workers compensation, these lines are afforded a limited backstop above insurer deductibles for foreign acts of terrorism under the federal Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 that continues through December 31, 2014. The Property and Casualty Group has no personal lines terrorism coverage in place. Although current models suggest the most likely occurrences would not have a material impact on the Property and Casualty Group, there is a chance that if future terrorism attacks occur, the Property and Casualty Group could incur large losses.
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
The reserve that has the greatest potential for variation is the catastrophic injury liability reserve. The workers compensation product and the automobile no-fault law in Pennsylvania from 1975 until 1985 provided for unlimited medical benefits. The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health and mortality over time. Actual experience has the potential to be impacted by changes in laws as well as costs, such as attendant care, inflation rates and mortality. Actual experience, different than that assumed, could have a significant impact on the reserve estimates.
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
With the adoption of FAS 159 as of January 1, 2008, all changes to unrealized gains and losses on the common stock portfolio are recognized in investment income as net realized gains or losses in the Consolidated Statements of Operations. The fair value of the common stock portfolio is subject to fluctuation from period-to-period resulting from changes in prices. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income. See Item 8. “Financial Statements and Supplementary Data - Note 5 of Notes to Consolidated Financial Statements” contained within this report for a discussion of the adoption of SFAS 159 and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk, Equity Price Risk,” herein, for further information on the risk of market volatility.
Economic conditions
Financial markets have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead the Property and Casualty Group’s customers to cancel insurance policies, modify coverage or not renew policies, and the Group’s premium revenue, and consequently our management fee, could be adversely affected. Challenging economic conditions also may impair the ability of the Group’s customers to pay premiums as they fall due, and as a result, the Group’s reserves and write-offs could increase. The Group is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.
Information technology development
During 2008, we continued to carry out a broad program of initiatives to enhance the functionality of our legacy processing and agency interface systems aimed at improving the ease of doing business, enhancing agent and employee productivity and access to information. We are also continuing a program in 2009 to evaluate and design our policy administration platform replacement. In 2008, we incurred $9.7 million of external consulting and contract labor fees, hardware costs and software costs in connection with this program. We expect to incur $15 million of external consulting and contract labor fees, hardware costs and software costs through June 2009. We expect to incur an additional $15 million in the second half of 2009. The costs to be incurred under the policy administration system development programs are significant and depending on the development timeframe, could have a material impact on our reported earnings in 2009 and future years.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, equity price risk and credit risk, and how those exposures are currently managed as of December 31, 2008.
Interest rate risk
We invest primarily in fixed maturity investments, which comprised 59.2% of invested assets at December 31, 2008. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk since we have the capacity and intention to hold the fixed maturity positions until maturity. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges we established.
A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio. We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2008 and 2007.
Fixed maturities interest-rate sensitivity analysis

(in thousands)	As of December 31,
	2008	2007

Fair value of fixed income portfolio	$563,429	$703,406
Fair value assuming 100-basis point rise in interest rates	552,260	676,733

Modified duration	3.45	3.80

While the fixed income portfolio is sensitive to interest rates, the future principal cash flows that will be received are presented as follows by contractual maturity date. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults. The $25 million surplus note due from EFL is included in the principal cash flows and is due in 2018.

(in thousands)	December 31, 2008

Fixed maturities, including note from EFL:
2009	$52,212
2010	48,775
2011	45,837
2012	67,232
2013	82,105
Thereafter	351,974

Total	$648,135

Fair value	$588,429

(in thousands)	December 31, 2007

Fixed maturities, including note from EFL:
2008	$58,599
2009	66,157
2010	56,298
2011	55,426
2012	65,459
Thereafter	424,656

Total	$726,595

Fair value	$728,406

Equity price risk
Our portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. We do not hedge our exposure to equity price risk inherent in our equity investments. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange-traded small- to large-cap stocks. We measure risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the Standard & Poors (S&P) 500 Composite Index. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for our common stock holdings was .92. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $6.1 million.
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
Generally, the fixed maturities in our portfolio are rated by external rating agencies. If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies. We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions. The following table shows our fixed maturity investments by S&P rating as of December 31, 2008:

(in thousands)	Amortized	Fair	Percent
Comparable S&P Rating	cost	value	of total

AAA, AA, A	$360,934	$354,736	63.0%
BBB	215,858	190,700	33.8

Total investment grade	576,792	545,436	96.8

BB	12,699	10,146	1.8
B	3,750	3,429	0.6
CCC, CC, C	4,431	4,418	0.8

Total non-investment grade	20,880	17,993	3.2

Total	$597,672	$563,429	100%

Approximately 4.0%, or $22.6 million, of our fixed income portfolio is invested in structured products which include mortgage-backed securities (MBS), collateralized debt and loan obligations (CDO and CLO), collateralized mortgage obligations (CMO), asset-backed (ABS) and credit-linked notes. Our structured product portfolio has an average rating of A or higher. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products. However, we have indirect exposure through bond and preferred stock investments in the financial service industry. We continually monitor these investments for material declines in quality and value.
Our municipal bond portfolio accounts for $211.4 million, or 37.5%, of the total fixed maturity portfolio. 78.6% of the total municipal bond portfolio is insured. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Our municipal bond portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall credit quality rating of our municipal bond portfolio is AA. The overall credit quality rating of our municipal bond portfolio giving no effect to insurance is AA-. The following table presents an analysis of our municipal bond ratings at December 31, 2008.
(in thousands)
(1)			(2)			(3)
Uninsured bonds			Insured bonds			Underlying rating of insured bonds
		Fair value			Fair value			Fair value
Rating	Fair value	%	Rating	Fair value	%	Rating	Fair value	%

AAA	$23,340	51.7%	AAA	$8,839	5.3%	AAA	$0	0.0%
AA	15,796	35.0	AA	103,623	62.3	AA	73,564	44.3
A	5,262	11.6	A	53,221	32.0	A	88,677	53.3
BBB	780	1.7	BBB	559	0.4	BBB	1,965	1.2
Not rated	0	0.0	Not rated	0	0.0	Not rated	2,036	1.2

AA	$45,178	100.0%	AA-	$166,242	100.0%	AA-	$166,242	100.0%

(1) + (2)			(1) + (3)
Total bonds (with insured rating)			Total bonds (with underlying rating)
		Fair value			Fair value
Rating	Fair value	%	Rating	Fair value	%

AAA	$32,179	15.2%	AAA	$23,340	11.0%
AA	119,419	56.5	AA	89,360	42.3
A	58,483	27.7	A	93,939	44.4
BBB	1,339	0.6	BBB	2,745	1.3
Not rated	0	0.0	Not rated	2,036	1.0

AA	$211,420	100.0%	AA-	$211,420	100.0%

We are also exposed to a concentration of credit risk with the Exchange. See the section, “Transactions and Agreements with Related Parties,” for further discussion of this risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Erie Indemnity Company
Erie, Pennsylvania
We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Erie Indemnity Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Erie Indemnity Company and our report dated February 20, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 20, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Erie Indemnity Company
Erie, Pennsylvania
We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Erie Indemnity Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 5 to the consolidated financial statements, in 2008 the Company changed its method of accounting for its common stock portfolio in connection with the adoption of Statement of Financial Accounting Standards No. 159. As discussed in Note 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for post retirement benefit plans in connection with the adoption of Statement of Financial Accounting Standards No. 158.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 20, 2009

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2008, 2007 and 2006
(dollars in thousands, except per share data)

	2008	2007	2006
Operating revenue
Management fee revenue, net	$897,526	$894,981	$891,071
Premiums earned	207,407	207,562	213,665
Service agreement revenue	32,298	29,748	29,246

Total operating revenue	1,137,231	1,132,291	1,133,982

Operating expenses
Cost of management operations	765,012	755,642	742,526
Losses and loss adjustment expenses incurred	137,167	125,903	139,630
Policy acquisition and other underwriting expenses	49,218	48,909	52,048

Total operating expenses	951,397	930,454	934,204

Investment (loss) income – unaffiliated
Investment income, net of expenses	44,181	52,833	55,920
Net realized (losses) gains on investments	(113,019)	(5,192)	1,335
Equity in earnings of limited partnerships	5,710	59,690	41,766

Total investment (loss) income – unaffiliated	(63,128)	107,331	99,021

Income before income taxes and equity in (losses) earnings of Erie Family Life Insurance	122,706	309,168	298,799
Provision for income taxes	(39,865)	(99,137)	(99,055)
Equity in (losses) earnings of Erie Family Life Insurance, net of tax	(13,603)	2,914	4,281

Net income	$69,238	$212,945	$204,025

Net income per share
Class A common stock – basic	$1.34	$3.80	$3.45

Class A common stock – diluted	$1.19	$3.43	$3.13

Class B common stock – basic and diluted	$204.20	$572.98	$524.87

Weighted average shares outstanding - basic
Class A common stock	51,824,649	55,928,177	58,827,987

Class B common stock	2,551	2,563	2,661

Weighted average shares outstanding - diluted
Class A common stock	57,967,144	62,096,816	65,256,608

Class B common stock	2,551	2,563	2,661

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2008 and 2007
(dollars in thousands)

	2008	2007
Assets

Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $597,672 and $702,488, respectively)	$563,429	$703,406
Equity securities (cost of $59,958 and $204,005, respectively)	55,281	218,270
Trading securities, at fair value (cost of $37,835)	33,338	–
Limited partnerships (cost of $272,144 and $235,886, respectively)	299,176	292,503
Real estate mortgage loans	1,215	4,556

Total investments	952,439	1,218,735

Cash and cash equivalents	61,073	31,070
Accrued investment income	8,420	9,713
Premiums receivable from policyholders	244,760	243,612
Federal income taxes recoverable	7,498	1,451
Deferred income taxes	72,875	0
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	777,754	833,554
Ceded unearned premiums to Erie Insurance Exchange	109,613	110,524
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	218,243	208,752
Reinsurance recoverable from non-affiliates	1,944	2,323
Deferred policy acquisition costs	16,531	16,129
Equity in Erie Family Life Insurance	29,236	59,046
Securities lending collateral	18,155	30,370
Pension plan asset	0	32,460
Other assets	69,845	55,884

Total assets	$2,613,386	$2,878,623

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2008 and 2007
(dollars in thousands, except per share data)

	2008	2007
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$965,081	$1,026,531
Unearned premiums	424,370	421,263
Commissions payable	126,208	122,473
Agent bonuses	81,269	94,458
Securities lending collateral	18,155	30,370
Accounts payable and accrued expenses	51,333	41,057
Deferred executive compensation	15,152	23,499
Deferred income taxes	0	14,598
Dividends payable	23,249	23,637
Pension plan liability	97,682	0
Employee benefit obligations	19,012	29,458

Total liabilities	1,821,511	1,827,344

Shareholders’ equity
Capital stock:
Class A common, stated value $0.0292 per share; authorized 74,996,930 shares; 68,277,600 shares issued; 51,282,893 and 53,338,937 shares outstanding, respectively	1,991	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,551 shares authorized, issued and outstanding, respectively	179	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive (loss) income	(135,854)	10,048
Retained earnings, before cumulative effect adjustment	1,717,499	1,740,174
Cumulative effect adjustment from adoption of Statement of Financial Accounting Standards No. 159, net of tax	11,191	–

Retained earnings, after cumulative effect adjustment	1,728,690	1,740,174

Total contributed capital and retained earnings	1,602,836	1,760,222
Treasury stock, at cost, 16,994,707 and 14,938,663 shares, respectively	(810,961)	(708,943)

Total shareholders’ equity	791,875	1,051,279

Total liabilities and shareholders’ equity	$2,613,386	$2,878,623

     See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

	2008	2007	2006
Cash flows from operating activities
Management fee received	$891,101	$906,691	$883,072
Service agreement fee received	32,097	29,648	28,246
Premiums collected	208,097	207,491	211,976
Settlement of commutation received from Exchange	0	6,782	1,710
Net investment income received	51,941	55,031	62,616
Limited partnership distributions	29,111	78,960	62,240
Dividends received from Erie Family Life Insurance	0	0	899
Salaries and wages paid	(110,813)	(111,794)	(100,000)
Pension contribution and employee benefits paid	(48,146)	(31,989)	(24,923)
Commissions paid to agents	(439,162)	(435,163)	(435,342)
Agents bonuses paid	(95,127)	(91,955)	(74,753)
General operating expenses paid	(104,298)	(73,458)	(79,846)
Interest paid on bank line of credit	(1,000)	–	–
Losses paid	(121,064)	(114,624)	(117,124)
Loss adjustment expenses paid	(21,428)	(19,817)	(13,432)
Other underwriting and acquisition costs paid	(52,464)	(48,132)	(50,631)
Income taxes paid	(68,000)	(103,905)	(84,267)

Net cash provided by operating activities	150,845	253,766	270,441

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(162,186)	(149,826)	(225,867)
Preferred stock	(36,874)	(87,351)	(47,119)
Common stock	(67,578)	(92,783)	(69,753)
Limited partnerships	(55,974)	(87,503)	(107,879)
Sales/maturities of investments:
Fixed maturity sales	128,733	180,433	243,711
Fixed maturity calls/maturities	102,201	85,590	115,782
Preferred stock	48,939	95,112	83,220
Common stock	106,581	99,869	62,909
Sale of and returns on limited partnerships	21,135	9,995	12,874
(Purchase) disposal of property and equipment	(8,279)	100	(4,938)
Net distributions on agent loans	(3,220)	(8,805)	(1,364)

Net cash provided by investing activities	73,478	44,831	61,576

Cash flows from financing activities
Proceeds from bank line of credit	75,000	–	–
Payments on bank line of credit	(75,000)	–	–
Purchase of treasury stock	(102,018)	(236,713)	(217,353)
Dividends paid to shareholders	(92,302)	(91,055)	(86,089)
(Decrease) increase in collateral from securities lending	(12,216)	7,585	(8,046)
Redemption (acquisition) of securities lending collateral	12,216	(7,585)	8,046

Net cash used in financing activities	(194,320)	(327,768)	(303,442)

Net increase (decrease) in cash and cash equivalents	30,003	(29,171)	28,575
Cash and cash equivalents at beginning of year	31,070	60,241	31,666

Cash and cash equivalents at end of year	$61,073	$31,070	$60,241

     See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Total			other	Class A	Class B	Additional
	shareholders’	Comprehensive	Retained	comprehensive	common	common	paid-in	Treasury
	equity	Income (loss)	earnings	income (loss)	stock	stock	capital	stock

Balance, January 1, 2006	$1,278,602		$1,501,798	$21,681	$1,972	$198	$7,830	($254,877)

Comprehensive income:
Net income	204,025	$204,025	204,025
Unrealized gain on securities, net of tax (Note 8)	4,804	4,804		4,804

Comprehensive income		$208,829

Adjustment to initially recognize funded status of employee benefit obligations, net of tax under FAS 158	(21,063)			(21,063)
Purchase of treasury stock	(217,353)							(217,353)
Conversion of Class B shares to Class A shares	–				18	(18)
Dividends declared:
Class A $1.48 per share	(86,581)		(86,581)
Class B $222.00 per share	(586)		(586)

Balance, December 31, 2006	$1,161,848		$1,618,656	$ 5,422	$1,990	$180	$7,830	($472,230)

Comprehensive income:
Net income	212,945	$212,945	212,945
Other comprehensive income (loss):
Unrealized loss on securities, net of tax (Note 8)	(11,427)	(11,427)		(11,427)
Postretirement plans:
Prior service cost, net of tax	222	222		222
Net actuarial gain, net of tax (Note 8)	12,901	12,901		12,901
Loss due to amendments, net of tax	(867)	(867)		(867)
Curtailment/settlement gain, net of tax	3,797	3,797		3,797

Postretirement plans, net of tax	16,053	16,053		16,053

Comprehensive income		$217,571

Purchase of treasury stock	(236,713)							(236,713)
Conversion of Class B shares to Class A shares	–				1	(1)
Dividends declared:
Class A $1.64 per share	(90,797)		(90,797)
Class B $246.00 per share	(630)		(630)

Balance, December 31, 2007	$1,051,279		$1,740,174	$ 10,048	$1,991	$179	$7,830	($708,943)

Comprehensive loss:
Net income	69,238	$ 69,238	69,238
Other comprehensive income (loss):
Unrealized loss on securities, net of tax (Note 8)	(44,135)	(44,135)		(44,135)
Cumulative effect of adopting FAS 159, net of tax (Note 5)			11,191	(11,191)
Postretirement plans:
Prior service cost, net of tax	121	121		121
Net actuarial loss, net of tax (Note 8)	(90,571)	(90,571)		(90,571)
Gain due to amendments, net of tax	33	33		33
Curtailment/settlement loss, net of tax	(159)	(159)		(159)

Postretirement plans, net of tax	(90,576)	(90,576)		(90,576)

Comprehensive loss		$(65,473)

Purchase of treasury stock	(102,018)							(102,018)
Dividends declared:
Class A $1.77 per share	(91,236)		(91,236)
Class B $265.50 per share	(677)		(677)

Balance, December 31, 2008	$791,875		$1,728,690	($135,854)	$1,991	$179	$7,830	($810,961)

     See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of business
We are the attorney-in-fact for the subscribers of Erie Insurance Exchange (Exchange), a reciprocal insurance exchange. We perform certain services for the Exchange relating to the sales, underwriting and issuance of policies on behalf of the Exchange and earn a management fee for these services. The Exchange is a Pennsylvania-domiciled property/casualty insurer rated A+ (Superior) by AM Best. The Exchange is the 22nd largest property/casualty insurer in the United States based on 2007 net premiums written for all lines of business. The Exchange and its wholly-owned subsidiary, Flagship City Insurance Company (Flagship) and our wholly-owned subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and the Erie Insurance Property and Casualty Company (EIPC), comprise the Property and Casualty Group. The Property and Casualty Group is a regional insurance group operating in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia. The Property and Casualty Group primarily writes personal auto insurance, which comprises 48% of its direct premiums. Members of the Property and Casualty Group are subject to statutory regulations and are required to file reports in accordance with statutory accounting principles with the regulatory authorities. We also own 21.6% of the common stock of the Erie Family Life Insurance Company (EFL), an affiliated life insurance company; the Exchange owns the remaining 78.4%. We, together with the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (Group).
Note 2. Recent accounting pronouncements
In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires public entities that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008. We have provided the required disclosures concerning variable interest entities in Note 17.
In 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which we adopted on January 1, 2008. SFAS 159 gave us the irrevocable option to report selected financial assets and liabilities at fair value. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement bases for similar types of assets and liabilities. We adopted the fair value option for our common stock portfolio as of January 1, 2008 because it better reflects the way we manage our common stock portfolio under a total return approach. These assets were formerly accounted for as available-for-sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with changes in fair value recorded in other comprehensive income. Beginning January 1, 2008 all changes in fair value of our common stock are recognized in earnings as they occur. The adoption of SFAS 159 required the unrealized gains and losses on these securities at January 1, 2008 to be included in a cumulative effect adjustment to beginning retained earnings. The net impact of the cumulative effect adjustment for our common stock portfolio on January 1, 2008 increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax. See also Note 5.
In 2006, SFAS 157, “Fair Value Measurements,” was issued and provides guidance for using fair value to measure assets and liabilities as well as enhances disclosures about fair value measurements which became effective for us on January 1, 2008. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The standard did not expand the use of fair value in any new circumstances and thus, did not have an impact on our financial position, results of operations or cash flows. The statement established a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures focus on the inputs used to measure fair value for these measurements and the effects of these measurements in the financial statements. We implemented this standard during the first quarter of 2008 and have provided the required disclosures concerning inputs used to measure fair value in Note 5.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Recent accounting pronouncements (continued)
Pending accounting pronouncements
In September 2008, the FASB issued an Exposure Draft (ED), “Amendments to FIN 46(R) – Consolidation of Variable Interest Entities.” This proposed statement would amend the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (VIE) by requiring a qualitative analysis to determine if an enterprise’s variable interest gives it a controlling financial interest. A primary beneficiary would be expected to be identified through the qualitative analysis, which looks at the power to direct activities of the VIE, including its economic performance and the right to receive benefits from the VIE that are significant. Under the current quantitative analysis required by FIN 46(R), although we hold a variable interest in it, we are not deemed to be the primary beneficiary of the Exchange (see Note 17), and the Exchange’s results are not consolidated with ours. If the ED to amend FIN 46(R) is adopted in its current form, we believe we would be deemed to have a controlling financial interest in the Exchange, by virtue of our attorney-in-fact relationship with the Exchange, and consolidation would be required. This would require that the Exchange’s financial statements, which are currently only prepared in accordance with statutory accounting principles, be prepared in accordance with generally accepted accounting principles. The Exchange would then also be subject to the Sarbanes-Oxley section 404 internal control reporting requirements. Given the materiality of the Exchange’s operations, consolidating the Exchange’s financial statements with the Company’s would significantly change our current reporting entity, related footnote disclosures and the overall presentation of management’s discussion and analysis. The Exchange’s equity, which is owned by its subscriber policyholders, would be shown as a noncontrolling interest in such consolidated statements and the net earnings and equity of the Company would be unchanged by this presentation. FIN 46(R) is to be effective for fiscal years that begin after November 15, 2009.
Note 3. Significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. See also Note 19.
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
Investments
Available-for-sale securities – Fixed maturity and preferred stock securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses, net of related tax effects, on fixed maturities and preferred stock are charged or credited directly to shareholders’ equity as accumulated other comprehensive (loss) income.
Realized gains and losses on sales of fixed maturity and preferred stock securities are recognized in income based upon the specific identification method. Interest and dividend income are recognized as earned.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Significant accounting policies (continued)
Fixed income and preferred stock securities are evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether a decline in fair value is other-than-temporary include:
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
Perpetual preferred securities and hybrid preferred securities are evaluated without considering any debt-like characteristics. We believe this approach to be more conservative since the lack of a final maturity and unlikelihood of a call means recovery is uncertain and would occur over a multi-year period. We also consider whether we have the intent and ability to hold these types of securities until recovery.
An investment that is deemed other than temporarily impaired is written down to its estimated fair value. Impairment charges are included in net realized (losses) gains in the Consolidated Statements of Operations.
Trading securities – Common stock securities were reclassified from available-for-sale at December 31, 2007 to trading in the first quarter of 2008 with our adoption of SFAS 159. Common stock securities are reported at fair value. As of January 1, 2008, unrealized gains and losses on these securities are included in net realized (losses) gains in the Consolidated Statements of Operations. Realized gains and losses on sales of common stock are recognized in income based upon the specific identification method. Dividend income is recognized as earned.
Limited partnerships – Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest primarily in small- to medium-sized companies. Limited partnerships are recorded using the equity method. The general partners for our limited partnerships determine the market value of investments in the partnerships including any other-than-temporary impairments of these individual investments. We evaluate monthly other-than-temporary impairments of limited partnerships at the fund level when the market value of fund assets is less than our cost basis.
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
Loss reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5%. Unpaid losses and loss adjustment expenses in the Consolidated Statements of Financial Position were reduced by $5.4 million and $5.5 million at December 31, 2008 and 2007, respectively, due to discounting.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Significant accounting policies (continued)
The reserves for losses and loss adjustment expenses are reported net of receivables for salvage and subrogation of $6.7 million and $6.8 million at December 31, 2008 and 2007, respectively.
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
Although we are not required to do so under the subscriber’s agreement with the Exchange, we return the management fee charged the Exchange when mid-term policy cancellations occur for the unearned premium on the policy. We estimate mid-term policy cancellations and record a related allowance which is adjusted quarterly. The effect of recording changes in this estimated allowance decreased our management fee revenue by $0.2 million for the year ended December 31, 2008 while increasing management fee revenue by $0.8 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively.
Recognition of premium revenues and losses
Insurance premiums written are earned over the terms of the policies on a pro-rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. Losses and loss adjustment expenses are recorded as incurred. Premiums earned and losses and loss adjustment expenses incurred are reflected net of amounts ceded to the Exchange on the Consolidated Statements of Operations. See also Note 18.
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

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Earnings per share
Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. See Note 13. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. The computation of Class A diluted earnings per share reflects the potentially dilutive effect of outstanding employee stock-based awards under the long-term incentive plan and awards not yet vested related to the outside directors’ stock compensation plan. See Note 11.
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock.

	For the years ended December 31,
(dollars in thousands,	2008			2007			2006
except per share data)	Allocated	Weighted	Per-	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A - Basic EPS:
Income available to Class A stockholders	$68,718	51,824,649	$1.34	$211,477	55,928,177	$3.80	$202,635	58,827,987	$3.45

Dilutive effect of stock awards	0	20,095	--	0	17,439	--	0	42,221	--

Assumed conversion of Class B shares	521	6,122,400	--	1,468	6,151,200	--	1,390	6,386,400	--

Class A - Diluted EPS
Income available to Class A stockholders on Class A equivalent shares	$69,239	57,967,144	$1.19	$212,945	62,096,816	$3.43	$204,025	65,256,608	$3.13

Class B - Basic and diluted EPS:
Income available to Class B stockholders	$521	2,551	$204.20	$1,468	2,563	$572.98	$1,390	2,661	$524.87

Note 5. Fair Value
Fair Value Measurement (SFAS 157)
SFAS 157 provides guidance for using fair value to measure assets and liabilities and enhances disclosures about fair value measurement (see Note 2). The standard describes three levels of inputs that may be used to measure fair value, which are provided below.
On October 10, 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP provides clarification regarding the application of SFAS 157 in a market that is not active and provides illustrations to consider in determining prices in such an environment. This FSP was effective upon issuance. We have considered the guidance provided in this FSP for securities held at December 31, 2008 that were not actively traded. The adoption of FSP SFAS 157-3 during the third quarter did not have a material effect on our results of operations, financial position or liquidity.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Fair Value (continued)
Valuation techniques used to derive fair value of our available-for-sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our own assumptions regarding exit market pricing for these securities. Although the majority of our prices are obtained from third party sources, we also perform an internal pricing review for securities with low trading volumes in the current market conditions. Certain securities were downgraded to Level 3 as a result. These techniques provide the inputs for the following fair value hierarchy:

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
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input as required by SFAS 157:

	December 31, 2008
	Fair value measurements using:
		Quoted prices in
		active markets for	Significant	Significant
		identical assets	observable inputs	unobservable inputs
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$563,429	$6,272	$542,940	$14,217
Preferred stock	55,281	35,207	8,256	11,818
Trading securities:
Common stock	33,338	33,316	0	22

Total	$652,048	$74,795	$551,196	$26,057

The following tables provide a reconciliation of assets measured at fair value on a recurring basis for securities using Level 3 inputs for the three months ended December 31, 2008:

		Net Realized/Unrealized Gains and Losses
		Quarter-to-date change:
	Beginning
	balance at		Included in other		Transfers in	Ending balance
	September 30,	Included in	comprehensive	Purchases	and (out) of	at December 31,
(dollars in thousands)	2008	earnings (1)	income	and sales, net	Level 3 (2)	2008

Available-for-sale securities:
Fixed maturities	$28,063	($2,083)	($3,071)	($6,517)	($2,175)	$14,217
Preferred stock	13,178	(357)	(1,003)	0	0	11,818
Trading securities:
Common stock	22	0	0	0	0	22

Total Level 3 assets	$41,263	($2,440)	($4,074)	($6,517)	($2,175)	$26,057

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Fair Value (continued)
The following tables provide a reconciliation of assets measured at fair value on a recurring basis for securities using Level 3 inputs for the twelve months ended December 31, 2008:

		Net Realized/Unrealized Gains and Losses
		Year-to-date change:
	Beginning
	balance at		Included in other		Transfers in	Ending balance
	December 31,	Included in	comprehensive	Purchases	and (out) of	at December 31,
(dollars in thousands)	2007	earnings (1)	income	and sales, net	Level 3 (2)	2008

Available-for-sale securities:
Fixed maturities	$10,941	($3,334)	($3,324)	($5,071)	$15,005	$14,217
Preferred stock	5,858	(2,193)	(2,204)	2,000	8,357	11,818
Trading securities:
Common stock	21	0	1	0	0	22

Total Level 3 assets	$16,820	($5,527)	($5,527)	($3,071)	$23,362	$26,057

(1)	These losses are a result of other-than-temporary impairments and are reported in the Consolidated Statements of Operations. There were no unrealized gains or losses included in earnings at December 31, 2008 on Level 3 securities.

(2)	Transfers in to Level 3 would be attributable to changes in the availability of market observable information for individual securities within the respective categories.

The fixed maturities in Level 3 are primarily made up of securities in the financial services industry affected by the recent turmoil in the credit markets. The fair value of these securities is detailed as follows:

(dollars in thousands)	Fair Value
Corporate Debt
Financial Services Industry	$7,437
Asset Backed Securities	5,349
Collateralized Mortgage Obligations	1,431

Total	$14,217

We have no assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2008.
Fair Value Option (SFAS 159)
Effective January 1, 2008, the Company adopted SFAS 159 for our common stock portfolio. See Note 2. The following table represents the December 31, 2007 carrying value of these assets, the transition adjustment booked to retained earnings and the carrying value as of January 1, 2008.

			January 1, 2008
	December 31, 2007	Cumulative effect	fair value
	(carrying value	adjustment to January 1,	(carrying value
(dollars in thousands)	prior to adoption)	2008 retained earnings	after adoption)

Common stock	$108,090	$17,216	$108,090

Deferred tax adjustment		(6,025)

Carrying value, net of deferred tax adjustment		$11,191

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments
The following tables summarize the cost and fair value of available-for-sale securities at December 31, 2008 and 2007:

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost	gains	losses	fair value
Available-for-sale securities:
Fixed maturities
U.S. treasuries and government agencies	$3,078	$345	$51	$3,372
Foreign government	1,998	0	180	1,818
Municipal securities	212,224	3,041	3,846	211,419
U.S. corporate debt	291,666	3,873	30,155	265,384
Foreign corporate debt	59,743	186	6,755	53,174
Mortgage-backed securities	13,437	845	1,274	13,008
Asset-backed securities	8,943	80	1,470	7,553

Total bonds	591,089	8,370	43,731	555,728
Redeemable preferred stock	6,583	1,964	846	7,701

Total fixed maturities	$597,672	$10,334	$44,577	$563,429

Equity securities
U.S. nonredeemable preferred stock	$53,892	$3,494	$7,920	$49,466
Foreign nonredeemable preferred stock	6,066	187	438	5,815

Total equity securities	$59,958	$3,681	$8,358	$55,281

Total available-for-sale securities	$657,630	$14,015	$52,935	$618,710

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	Cost	gains	losses	fair value
Available-for-sale securities:
Fixed maturities
U.S. treasuries and government agencies	$4,406	$272	$0	$4,678
Municipal securities	247,412	2,314	358	249,368
U.S. corporate debt	324,218	5,231	5,921	323,528
Foreign corporate debt	83,335	2,175	1,106	84,404
Mortgage-backed securities	11,565	602	38	12,129
Asset-backed securities	16,329	0	2,189	14,140

Total bonds	687,265	10,594	9,612	688,247
Redeemable preferred stock	15,223	614	678	15,159

Total fixed maturities	$702,488	$11,208	$10,290	$703,406

Equity securities
U.S. common stock	$66,449	$12,754	$0	$79,203
Foreign common stock	24,408	4,549	70	28,887
U.S. nonredeemable preferred stock	108,018	1,978	4,960	105,036
Foreign nonredeemable preferred stock	5,130	250	236	5,144

Total equity securities	$204,005	$19,531	$5,266	$218,270

Total available-for-sale securities	$906,493	$30,739	$15,556	$921,676

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
The amortized cost and estimated fair value of fixed maturities at December 31, 2008, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	cost	fair value

Due in one year or less	$51,920	$51,736
Due after one year through five years	235,177	227,401
Due after five years through ten years	233,438	217,241
Due after ten years	77,137	67,051

Total fixed maturities	$597,672	$563,429

Fixed maturities and equity securities in a gross unrealized loss position are as follows. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2008

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings
Fixed maturities
U.S. treasuries and government agencies	$ 948	$ 51	$ 0	$ 0	$ 948	$ 51	1
Municipal securities	82,222	2,960	4,291	886	86,513	3,846	53
U.S. corporate debt	166,514	19,822	37,434	10,333	203,948	30,155	175
Foreign corporate debt	38,065	5,134	3,196	1,801	41,261	6,935	35
Mortgage-backed securities	4,767	945	1,927	329	6,694	1,274	9
Asset-backed securities	5,670	1,470	0	0	5,670	1,470	9

Total bonds	298,186	30,382	46,848	13,349	345,034	43,731	282
Redeemable preferred stock	4,916	846	0	0	4,916	846	3

Total fixed maturities	$303,102	$31,228	$46,848	$13,349	$349,950	$44,577	285

Equity securities
Common stock	$17,954	$5,778	$546	$824	$18,500	$6,602	53
Nonredeemable preferred stock	31,616	7,120	6,449	1,238	38,065	8,358	29

Total equity securities	$49,570	$12,898	$6,995	$2,062	$56,565	$14,960	82

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
Quality breakdown of fixed maturities at December 31, 2008

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings

Investment grade	$296,457	$29,068	$42,002	$12.216	$338,459	$41,284	271
Non-investment grade	6,645	2,160	4,846	1,133	11,491	3,293	14

Total fixed maturities	$303,102	$31,228	$46,848	$13,349	$349,950	$44,577	285

December 31, 2007

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings

Fixed maturities
U.S. treasuries and government agencies	$353	$1	$0	$0	$353	$1	1
Municipal securities	25,268	114	32,905	244	58,173	358	29
U.S. corporate debt	81,945	3,509	72,926	2,412	154,871	5,921	101
Foreign corporate debt	20,826	769	12,051	336	32,877	1,105	22
Mortgage-backed securities	1,001	6	1,204	32	2,205	38	4
Asset-backed securities	9,770	1,559	4,370	630	14,140	2,189	10

Total bonds	139,163	5,958	123,456	3,654	262,619	9,612	167
Redeemable preferred stock	2,460	540	4,997	138	7,457	678	2

Total fixed maturities	$141,623	$6,498	$128,453	$3,792	$270,076	$10,290	169

Equity securities
Common stock	$1,584	$70	$0	$0	$1,584	$70	4
Nonredeemable preferred stock	52,801	5,103	1,956	93	54,757	5,196	28

Total equity securities	$54,385	$5,173	$1,956	$93	$56,341	$5,266	32

Quality breakdown of fixed maturities at December 31, 2007

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings

Investment grade	$136,565	$6,111	$118,779	$2,925	$255,344	$9,036	158
Non-investment grade	5,058	387	9,674	867	14,732	1,254	11

Total fixed maturities	$141,623	$6,498	$128,453	$3,792	$270,076	$10,290	169

Investment income, net of expenses, was generated from the following portfolios for the years ended December 31 as follows:

(in thousands)	2008	2007	2006

Fixed maturities	$35,806	$42,547	$44,438
Equity securities	9,203	10,619	11,222
Cash equivalents and other	1,687	2,002	2,389

Total investment income	46,696	55,168	58,049
Less: investment expenses	2,515	2,335	2,129

Investment income, net of expenses	$44,181	$52,833	$55,920

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
Following are the components of net realized gains (losses) on investments as reported in the Consolidated Statements of Operations. The 2008 fixed maturity and preferred stock impairment charges primarily related to securities in the finance industry.
In December of 2008 we sold our interest in ten limited partnership investments generating a net realized gain. There were two sales of limited partnership interests in 2007 and no sales in 2006.

(in thousands)	Years ended December 31,
	2008	2007	2006

Available-for-sale securities:
Fixed maturities
Gross realized gains	$ 2,507	$2,301	$4,320
Gross realized losses	(4,466)	(746)	(3,289)
Impairment charges	(35,974)	(5,101)	(2,051)

Net realized (losses) gains	(37,933)	(3,546)	(1,020)

Equity securities
Gross realized gains	8,299	23,146	13,634
Gross realized losses	(12,870)	(7,912)	(6,888)
Impairment charges	(33,530)	(17,356)	(4,391)

Net realized (losses) gains	(38,101)	(2,122)	2,355

Trading securities:
Common stock
Gross realized gains	11,921	0	0
Gross realized losses	(28,804)	0	0
Valuation adjustments	(21,730)	0	0

Net realized losses	(38,613)	0	0

Limited partnerships
Gross realized gains	3,541	538	0
Gross realized losses	(1,913)	(62)	0

Net realized gains	1,628	476	0

Net realized (losses) gains on investments	$(113,019)	$(5,192)	$1,335

Change in difference between fair value and cost of investments:

(in thousands)	Years ended December 31,
	2008	2007	2006

Available-for-sale securities:
Fixed maturities	$(35,161)	$(5,759)	$(3,213)
Equity securities	(1,710)	(13,172)	10,551

	(36,871)	(18,931)	7,338

Trading securities:
Common stock	(21,730)	0	0

Deferred taxes on unrealized (losses) gains of fixed maturities and equity securities	20,511	6,626	(2,568)

Change in net unrealized (losses) gains	$(38,090)	$(12,305)	$4,770

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Investments (continued)
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
We perform various procedures in review of the general partners’ valuations. While we generally rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments at the fund level where appropriate. As there is no active market for these investments, they have the greatest potential for market price variability. Unrealized gains and losses for these investments are reflected in the equity in earnings on limited partnerships in our Consolidated Statements of Operations under equity method accounting. For the years ended December 31, 2008, 2007 and 2006, equity in earnings from our limited partnerships as reported in the Consolidated Statements of Operations accounted for 4.7%, 19.3% and 14.0%, respectively, of our pre-tax income. We do not exert significant influence over any of these partnerships, consequently, they are accounted for under the equity method of accounting. We have provided summarized financial information in the following table for the years ended December 31, 2008 and 2007. Amounts provided in the table are presented using the latest available financial statements received from the partnerships.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Investments (continued)

	Recorded by Erie Indemnity Company
	as of December 31, 2008
			(Loss) income
			recognized
			due to
			valuation
			adjustments	Net income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for Erie Insurance Group	partnerships	recorded	partnerships	recorded

		(dollars in thousands)
Private equity:
Less than 10%	27	$84,810	$(3,582)	$7,388
Greater than or equal to 10% but less than 50%	4	6,412	(1,086)	1,527
Greater than or equal to 50%	1	3,290	0	(434)

Total private equity	32	94,512	(4,668)	8,481
Mezzanine debt:
Less than 10%	12	36,453	626	3,569
Greater than or equal to 10% but less than 50%	3	15,489	538	1,095
Greater than or equal to 50%	1	3,223	(717)	496

Total mezzanine debt	16	55,165	447	5,160
Real estate:
Less than 10%	19	98,660	(13,592)	9,234
Greater than or equal to 10% but less than 50%	5	28,689	(2,053)	934
Greater than or equal to 50%	5	22,150	(1,206)	2,973

Total real estate	29	149,499	(16,851)	13,141

Total limited partnerships	77	$299,176	$(21,072)	$26,782

The number of limited partnerships was reduced to 77 at December 31, 2008 from 95 at December 31, 2007 as a result of sales and dissolutions.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Investments (continued)

	Recorded by Partnerships
	as of December 31, 2008
			(Loss) income
			recognized
			due to
			valuation
			adjustments	Net income
Investment percentage of partnership	Total	Total	by the	(loss)
for Erie Insurance Group	assets	liabilities	partnerships	recorded

	(dollars in thousands)
Private equity:
Less than 10%	$21,842,015	$469,694	$(650,802)	$970,332
Greater than or equal to 10% but less than 50%	531,522	8,732	27,839	18,626
Greater than or equal to 50%	10,019	29	0	(147)

Total private equity	22,383,556	478,455	(622,963)	988,811
Mezzanine debt:
Less than 10%	5,307,441	395,288	(151,584)	348,470
Greater than or equal to 10% but less than 50%	575,547	180,009	(8,014)	35,818
Greater than or equal to 50%	21,617	6,548	(2,713)	1,223

Total mezzanine debt	5,904,605	581,845	(162,311)	385,511
Real estate:
Less than 10%	16,771,527	7,437,855	(1,789,682)	424,603
Greater than or equal to 10% but less than 50%	1,346,478	765,871	(116,111)	50,914
Greater than or equal to 50%	231,267	123,702	(885)	25,558

Total real estate	18,349,272	8,327,428	(1,906,678)	501,075

Total limited partnerships	$46,637,433	$9,387,728	$(2,691,952)	$1,875,397

Our investments in the limited partnerships held at December 31, 2008 and 2007 have aggregate assets, liabilities, valuation adjustments and net income (loss) from the most recently available financial statements received from the partnerships, which in almost all cases are unaudited financial statements as of September 30, 2008.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)

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

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)

	Recorded by Partnerships
	as of December 31, 2007
			Income (loss)
			recognized
			due to
			valuation	Net
			adjustments	income
Investment percentage of partnership	Total	Total	by the	(loss)
for Erie Insurance Group	assets	liabilities	partnerships	recorded

	(dollars in thousands)
Private equity:
Less than 10%	$24,802,587	$558,874	$303,611	$2,836,059
Greater than or equal to 10% but less than 50%	416,487	2,232	65,969	3,836
Greater than or equal to 50%	10,349	25	0	(229)

Total private equity	25,229,423	561,131	369,580	2,839,666
Mezzanine debt:
Less than 10%	4,284,587	366,896	(95,681)	470,929
Greater than or equal to 10% but less than 50%	434,269	159,209	(34,872)	84,384
Greater than or equal to 50%	204,909	233	3,855	32,947

Total mezzanine debt	4,923,765	526,338	(126,698)	588,260
Real estate:
Less than 10%	23,626,981	14,153,607	766,150	629,172
Greater than or equal to 10% but less than 50%	1,106,697	401,752	15,824	49,592
Greater than or equal to 50%	260,058	140,389	9,234	2,108

Total real estate	24,993,736	14,695,748	791,208	680,872

Total limited partnerships	$55,146,924	$15,783,217	$1,034,090	$4,108,798

See also Note 21 for investment commitments related to limited partnerships.
We participate in a program whereby marketable securities from our investment portfolio are lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral initially equal to 102% of the value of the securities on loan and are thereafter maintained at a minimum of 100% of the fair value of the securities loaned. The fair value of the securities on loan to each borrower is monitored daily by the third-party custodian and the borrower is required to deliver additional collateral if the fair value of the collateral falls below 100% of the fair value of the securities on loan. The collateral is invested primarily in short-term, investment grade asset-backed securities and floating rate notes. The program is in the process of being terminated and we anticipate it to be completed during 2010.
We had loaned securities included as part of our invested assets with a fair value of $17.5 million and $29.4 million at December 31, 2008 and 2007, respectively. We have incurred no losses on the securities lending program since the program’s inception.
Cash equivalents are principally comprised of investments in bank money market funds and approximate fair value.

Note 7. Bank Line of Credit
We had a $75 million line of credit with a bank that was increased to $100 million at June 30, 2008. This line of credit was set to expire on December 31, 2008, but was extended to December 31, 2009. There were no borrowings outstanding on the line of credit at December 31, 2008. In 2008, interest was charged on the line at the Federal Funds Rate plus 50 basis points and totaled $1.0 million for the twelve months ended December 31, 2008. Bonds

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Bank Line of Credit (continued)
with a fair value of $132.0 million are pledged as collateral on the loan at December 31, 2008. These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statement of Financial Position as of December 31, 2008. The bank requires compliance with certain covenants which include minimum net worth and leverage ratios. We are in compliance with all bank covenants at December 31, 2008.
Note 8. Comprehensive income
The components of changes to comprehensive (loss) income follow for the years ended December 31:

(in thousands)
	2008	2007	2006

Unrealized (loss) gain on securities:
Gross unrealized holding (losses) gains on investments arising during year	$(159,189)	$(22,772)	$8,723
Reclassification adjustment for gross losses (gains) included in net income	91,289	5,192	(1,335)

Unrealized holding (losses) gains excluding realized losses (gains), gross	(67,900)	(17,580)	7,388
Income tax benefit (expense) related to unrealized (losses) gains	23,765	6,153	(2,584)

Net unrealized holding (losses) gains on investments arising during year	(44,135)	(11,427)	4,804
Postretirement plans:
Amortization of prior service cost	187	342	0
Amortization of actuarial (gain) loss	(4)	1,409	0
Net actuarial (loss) gain during year (Note 10)	(139,336)	18,440	0
Gains (losses) due to plan changes during year	50	(1,334)	0
Curtailment/settlement (loss) gain arising during year	(244)	5,839	0

Postretirement benefits, gross	(139,347)	24,696	0
Income tax benefit (expense) related to postretirement benefits	48,771	(8,643)	0

Postretirement plans, net	(90,576)	16,053	0

Change in other comprehensive (loss) income, net of tax	$(134,711)	$ 4,626	$4,804

We adopted FAS 159, “The Fair Value Option for Financial Assets and Liabilities” on January 1, 2008 for our common stock portfolio. Changes in fair value of these securities, which were previously recorded in other comprehensive income, are now recognized in earnings as they occur. The cumulative effect adjustment for our common stock portfolio increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax. See also Note 5.
The components of accumulated other comprehensive (loss) income, net of tax, as of December 31 are as follows:

(in thousands)	2008	2007

Accumulated net (depreciation) appreciation of investments	$(40,268)	$15,058
Accumulated net losses associated with post-retirement benefits	(95,586)	(5,010)

Accumulated other comprehensive (loss) income	$(135,854)	$10,048

Note 9. Equity in Erie Family Life Insurance
EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s common shares outstanding accounted for using the equity method of accounting. Our share of EFL’s undistributed earnings included in retained earnings as of December 31, 2008 and 2007, totaled $44.4 million and $59.1 million, respectively.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Equity in Erie Family Life Insurance (continued)
The following presents condensed financial information for EFL on a U.S. GAAP basis:

(in thousands)	2008	2007	2006

Policy and other revenues	$ 65,826	$ 60,285	$ 60,123
Net investment income	(2,995)	87,586	95,866
Benefits and expenses	116,725	125,091	121,531
(Loss) income before income taxes	(53,894)	22,780	34,458
Income taxes	14,119	7,904	12,903
Net (loss) income	(68,013)	14,876	21,555
Comprehensive (loss) income	(138,213)	9,128	10,367
Dividends paid to shareholders	0	0	4,158

EFL recognized pre-tax investment impairment charges of $83.5 million and $11.1 million in 2008 and 2007, respectively. The 2008 impairments were primarily related to its bonds and preferred stock in the financial services industry sector. A deferred tax asset valuation allowance of $32.8 million was recorded in the Statements of Operations for 2008 related to these impairments where the related deferred tax asset is not expected to be realized. A deferred tax valuation allowance of $6.8 million was recorded in accumulated other comprehensive income for remaining unrealized losses on securities where the related deferred tax asset is not expected to be realized. The comprehensive loss for 2008 includes $70.2 million, net of deferred taxes, in unrealized depreciation on investments. For 2007, the unrealized depreciation, net of tax, was $5.7 million.

	As of December 31,
(in thousands)	2008	2007

Investments	$1,327,553	$1,511,319
Total assets	1,645,249	1,744,704
Liabilities	1,510,076	1,471,317
Accumulated other comprehensive loss	(71,666)	(1,465)
Total shareholders’ equity	135,173	273,387
Book value per share	$14.30	$28.93

Our share of EFL’s unrealized depreciation of investments, net of tax, reflected in EFL’s shareholders’ equity, is $15.5 million and $0.3 million at December 31, 2008 and 2007, respectively. EFL’s Board of Directors voted to discontinue the payment of dividends effective with the second quarter of 2006 as all shares are now owned by affiliated entities. However, the Board of Directors could decide to declare shareholder dividends in the future. Dividends paid to us totaled $0.9 million for the year ended December 31, 2006. See Note 17 regarding the tender offer transaction made by the Erie Insurance Exchange for EFL’s shares during the second quarter of 2006.
Note 10. Postretirement benefits
Pension and retiree health benefit plans
The liabilities for the plans described in this note are presented in total for all employees of the Group. The gross liability for the pension and retiree health benefit plans is presented in the Consolidated Statements of Financial Position as employee benefit obligations. A portion of annual expenses related to the pension and retiree health benefit plans are allocated to related entities within the Group as incurred. We are reimbursed approximately 50% of the net periodic benefit cost for the pension plans and postretirement health plans by the Exchange and EFL.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The pension plans provide benefits to covered individuals satisfying certain age and service requirements. The defined benefit pension plan and SERP provide benefits through a final average earnings formula and a percent of average monthly compensation formula, respectively.
We previously provided retiree health benefits in the form of medical and pharmacy health plans for eligible retired employees and eligible dependents. In May 2006, the retiree health benefit plan was curtailed by an amendment that restricted eligibility to those who attained age 60 and 15 years of service on or before July 1, 2010. As a result, a one-time curtailment benefit was recognized during 2006.
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
Assumptions used to determine net periodic benefit cost

	2008	2007	2006

Employee pension plan:
Discount rate	6.62%	6.25%	5.75%
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.25	4.25	4.25
SERP:
Discount rate	6.62	6.25	5.75
Rate of compensation increase	6.00	6.00 – 7.25	6.00-7.25

The two economic assumptions that have the most impact on the pension and other retiree benefit expense are the discount rate and the long-term rate of return on plan assets. In determining the discount rate assumption, we utilized a bond-matching study that compared projected pension plan benefit flows to the cash flows from a comparable portfolio of fixed maturity instruments rated AA- or better with duration similar to plan liabilities. Based on all available information, it was determined that 6.06% was the appropriate discount rate as of December 31, 2008 to calculate our benefit liability. Accordingly, 6.06% will be used to determine our 2009 pension and other retiree benefit cost. The employee pension plan’s expected long-term rate of return on assets is based on historical long-term returns for the asset classes included in the employee pension plan’s target asset allocation.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension benefit cost. Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period.
Pension benefit plans
The following tables set forth change in benefit obligation, plan assets and funded status of the pension plans as well as the net periodic benefit cost.

Pension benefits for the years ended December 31,
(in thousands)	2008	2007	2006

Change in benefit obligation
Benefit obligation at beginning of period	$275,770	$274,044	$284,977
Service cost	12,544	14,122	16,359
Interest cost	17,789	16,765	16,388
Amendments	80	1,334	0
Actuarial loss (gain)	33,855	(16,631)	(39,775)
Benefits paid	(3,701)	(3,019)	(3,905)
Impact due to curtailment	0	(3,688)	0
Impact due to settlement	(10,697)	(7,156)	0
Impact due to termination benefits	431	0	0

Benefit obligation at end of period	$326,071	$275,771	$274,044

Change in plan assets
Fair value of plan assets at beginning of period	$288,324	$254,249	$220,509
Actual (loss) return on plan assets	(81,947)	22,157	27,871
Employer contributions	15,035	14,849	8,105
Benefits paid	(3,641)	(2,931)	(2,236)

Fair value of plan assets at end of period	$217,771	$288,324	$254,249

Funded status at end of period	$(108,301)	$12,553	$7,108

Accumulated benefit obligation, December 31	$237,948	$199,604	$185,284

Amounts recognized in accumulated other comprehensive income, before tax
Net actuarial loss	$144,562	$4,355	$28,830
Prior service cost	2,962	3,316	3,007

Net amount recognized	$147,524	$7,671	$31,837

Assumptions used to determine benefit obligations at period end
Employee pension plan:
Discount rate	6.06%	6.62%	6.25%
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase (1)	4.25	4.25	4.25
SERP:
Discount rate	6.06	6.62	6.25
Rate of compensation increase	6.00	6.00	6.00-7.25
Amounts recognized in Consolidated Statements of Financial Position
Pension plan asset (defined benefit plan)	$0	$32,460	$7,108
Accrued benefit liability	(108,301)	(19,906)	(26,903)
Accumulated other comprehensive income, net of tax	95,891	4,986	20,696

Net amount recognized	$(12,410)	$17,540	$901

Components of net periodic benefit cost
Service cost	$12,544	$14,122	$16,359
Interest cost	17,789	16,765	16,388
Expected return on plan assets	(24,170)	(21,028)	(18,514)
Amortization of prior service cost	434	493	455
Recognized net actuarial loss	9	1,408	4,737
Curtailment cost	0	532	0
Settlement (gain) cost	(244)	1,619	0
Termination charge	431	0	0

Net periodic benefit expense before allocation to affiliates	$6,793	$13,911	$19,425

(1)	Rate of compensation increase is age-graded. An equivalent single compensation increase rate of 4.25% in 2008, 2007 and 2006 would produce similar results.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
Net actuarial loss/gain
The 2008 actuarial loss was primarily due to a significant difference in the plan’s actual investment returns in 2008 from the expected returns assumed and the decrease in the discount rate assumption used to estimate the future benefit obligations to 6.06% in 2008 from 6.62% in 2007. The loss on plan assets in 2008 was $82 million compared to a gain of $22 million in 2007. The component of the $144.6 million actuarial loss produced in 2008 that related to the difference between actual and expected investment returns was $106.1 million. Recognition of this loss will be deferred over a four year period consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience losses will be amortized over a period of 15 years, which is the average remaining service period of the employee group in the plan.
The 2007 actuarial gain was primarily due to an increase in the discount rate assumption used to estimate the future benefit obligation from 6.25% in 2006 to 6.62% in 2007. The 2006 actuarial gain was primarily due to an increase in the discount rate assumption used to estimate the future benefit obligation from 5.75% in 2005 to 6.25% in 2006, and actual return on plan assets significantly exceeding estimates.
Impacts due to curtailment/settlement/termination
In December 2007, employment agreements for certain members of executive management were signed which incorporated a payment in full of accrued SERP benefits at December 2008 in a lump sum payment, after which time no additional SERP benefits would accrue for them. This resulted in a $3.7 million curtailment in 2007 in the benefit obligations calculation and a $0.5 million curtailment in the 2007 net periodic benefit cost. The payment of certain of these benefits resulted in the $10.7 million settlement in the 2008 benefit obligation and $0.2 million settlement gain in the 2008 periodic benefit cost. The 2008 termination charge of $0.4 million relates to two of these members of executive management whose SERP payouts will occur in 2009.
The 2007 impact was due to settlements related to the annuity purchases and lump sum payouts made to three participants who retired in 2006.
Amounts recognized in other comprehensive income for the years ended December 31 for pension plans were as follows:

	Pension plans
(in thousands)	2008		2007

Amortization of net actuarial loss	$(9)		$(1,409)
Amortization of prior service cost	(434)		(493)
Net actuarial loss (gain) arising during the year	139,972	(1)	(17,759)
Amendments	80		1,334	(3)
Impact due to curtailment/settlement	244	(2)	(5,839	) (4)

Total recognized in other comprehensive loss (income)	$139,853		$(24,166)

(1)	Actuarial loss was due to the difference in the actual return on plan assets versus the expected return on plan assets, driven by the volatile market conditions experienced in 2008 and the decrease in the discount rate to 6.06% in 2008 from 6.62% in 2007.

(2)	Settlement charges related to SERP contractual termination benefits to be paid in 2009 for two executives.

(3)	2007 amendment charges related to five new participants in the SERP January 1, 2007.

(4)	2007 curtailment and settlement gains resulted primarily from three retirees being paid in 2008.

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $3.6 million and $0.3 million, respectively.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)

Pension benefits for the years ended December 31,
(in thousands)	2008	2007		2006

Expected future cash flows
1st Year following the disclosure date	$7,588	$16,740	*	$7,951
2nd Year following the disclosure date	5,915	4,791		3,973
3rd Year following the disclosure date	7,026	5,835		4,893
4th Year following the disclosure date	8,433	6,919		6,035
5th Year following the disclosure date	9,956	8,315		7,161
Years 6 through 10 following disclosure date	77,245	66,867		59,942
Pension plan asset allocations (employee pension plan)
Equity securities	64.7%	63.3%		64.1%
Debt securities	35.3	36.2		35.9
Due in one year	0.8	0.0		34.6
Due beyond one year	34.5	36.2		1.3
Other	0.0	0.5		0.0
Total	100.0	100.0		100.0
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$108,301	$19,906		$26,903
Accumulated benefit obligation	237,948	16,119		12,181
* Certain members of executive management were paid their full SERP benefits in a lump sum payment in December 2008, after which time no additional SERP benefits will accrue for them.
The employee pension plan utilizes a return enhancing asset and liability allocation strategy. This investment strategy is based on an understanding that 1) equity investments are expected to outperform debt investments over the long-term, 2) the potential volatility of short-term returns from equities is acceptable in exchange for the larger expected long-term returns and 3) a portfolio structured across investment disciplines and markets (both domestic and foreign) reduces volatility. As a result, the employee pension plan’s asset allocation will include a broadly diversified allocation among equity, debt and other investments. The policy asset allocation targets allow for assets to be invested between 40% to 65% in equity securities, 35% to 60% in debt securities and 0% to 5% in other investments. The portfolio is composed of mutual funds that are used exclusively as investment vehicles for employee benefit plans. The target asset allocation for the portfolio is:

Target
Allocation
Equity securities (return enhancing):
Large capitalization core equity	20.00%
US equity index	17.50
International risk-controlled equity	16.00
Small capitalization core equity	7.50
International small capitalization risk-controlled equity	1.75
Emerging markets	1.75

64.50
Debt securities (asset liability allocation):
Broad market investment grade fixed income	17.25
Long duration fixed income	17.25
Money market	1.00

35.50

100.00%

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
Our policy, beginning in 2007, is to fund the employee pension plan for an amount equal to the normal cost for the plan but at least equal to the IRS minimum required contribution in accordance with the Pension Protection Act of 2006. For 2009, the expected contribution amount is $15.0 million.
Retiree health benefit plan

Retiree health benefits for the years ended December 31,
(in thousands)	2008	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of period	$9,552	$10,297	$20,035
Service cost	21	38	516
Interest cost	477	539	753
Amendments	(131)	0	(369)
Actuarial gain	(636)	(680)	(690)
Benefits paid	(780)	(642)	(965)
Impact due to curtailment	0	0	(8,983)

Benefit obligation at end of period	$8,503	$9,552	$10,297

Funded status at end of period	$(8,503)	$(9,552)	$(10,297)

Amounts recognized in accumulated other comprehensive income, before tax
Net actuarial (gain) loss	$(347)	$276	$956
Prior service credit	(120)	(237)	(389)

Net amount recognized	$(467)	$39	$567

Assumptions used to determine benefit obligations at period end
Discount rate	5.49%	5.83%	5.75-6.00%*
Health care cost trend rate assumed for next year	8.00	9.00	10.00
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that rate reaches the ultimate trend rate	2015	2012	2012
Amounts recognized in Consolidated Statements of Financial Position
Accrued benefit liability	$8,503	$9,552	$10,297

Accumulated other comprehensive loss, net of tax	$(304)	$24	$368

Components of net periodic benefit cost
Service cost	$21	$38	$516
Interest cost	478	539	753
Amortization of prior service cost	(248)	(152)	(45)
Recognized net actuarial (gain) loss	(13)	0	129

Net periodic benefit expense	$238	$425	$1,353

Assumptions used to determine net periodic benefit cost for periods
Discount rate	5.83%	5.75%	5.75%
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
The retiree health benefit plan’s actuarial gains in 2008, 2007 and 2006 resulted from changes in the discount rate assumption.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
The December 31, 2008, accumulated retiree health benefit obligation was based on an 8.0% increase for 2009 over the cost of covered health care benefits during 2008. A 100-basis point change in assumed health care cost trend rates would have the following effects:

	2008	2007	2006
Effect of 100-basis point increase on:
Period end retiree health benefit obligation	$ 18	$ 24	$ 167
Total of service and interest cost components	320	410	525

Effect of 100-basis point decrease on:
Period end retiree health benefit obligation	$ (17)	$ (23)	$ (142)
Total of service and interest cost components	(308)	(393)	(500)
Amounts recognized in other comprehensive income for the years ended December 31 for the retiree health benefit plan were as follows:

	Retiree health benefit plan
(in thousands)	2008	2007

Amortization of net actuarial gain	$ 13	$ 0
Amortization of prior service credit	248	152
Net actuarial gain arising during the year	(636)	(680)
Amendments	(131)	0

Total recognized in other comprehensive income	$(506)	$(528)

The estimated amortization of prior service credit for the retiree health benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 is $0.1 million.

Retiree Health Benefits for the years ended December 31,
(in thousands)	2008	2007	2006
Expected future cash flows:
Expected benefit payments:
1st year following the disclosure date	$1,313	$1,023	$760
2nd year following the disclosure date	1,692	1,484	1,096
3rd year following the disclosure date	1,862	1,837	1,561
4th year following the disclosure date	1,734	2,001	1,825
5th year following the disclosure date	1,333	1,885	2,024
Years 6 through 10 following disclosure date	2,146	3,458	5,595	*
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

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
Employee savings plan
We have a qualified 401(k) savings plan for our employees. Eligible participants are permitted to make contributions to the plan up to the Internal Revenue Service limit. We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation. All full-time and regular part-time employees are eligible to participate in the plan. Matching contributions paid to the plan were $8.2 million, $8.0 million and $7.9 million in 2008, 2007 and 2006, respectively, before reimbursements from affiliates. Matching contributions after reimbursements from affiliates were $3.5 million in 2008 and $3.4 million in each of the years 2007 and 2006. Employees are permitted to invest the employer-matching contributions in our Class A common stock and may sell the shares at any time without restriction. The plan acquires shares in the open market necessary to meet the obligations of the plan. Plan participants held 0.1 million of our Class A shares at December 31, 2008, 2007 and 2006. Effective January 1, 2007, all full-time and regular part-time employees are eligible to participate in a Roth 401(k) in lieu of the traditional 401(k). The employer-matching provisions are the same as our current 401(k) plan described above. Liabilities for the 401(k) plan are presented in the Consolidated Statements of Financial Position as accounts payable and accrued expenses.
Note 11. Incentive plans and deferred compensation
We have separate annual and long-term incentive plans for our executive and senior management and regional vice presidents. We also make available deferred compensation plans for executive and senior management and certain outside directors.
Annual incentive plan
The annual incentive plan is a bonus plan that annually pays cash bonuses to our executive, senior and regional vice presidents.
The incentives under the annual incentive plan are based on the achievement of certain predetermined performance targets. These targets are established by the Executive Compensation and Development Committee of the Board and can include various financial measures. Incentives for the 2008 plan were based on measures specific to each member of executive and senior management, primarily on statutory reported combined ratio and policies in force of the Property and Casualty Group, as defined in the plan. Incentives for the 2007 plan were based on measures specific to each member of executive and senior management, primarily on adjusted operating ratio and growth in submitted applications of the Property and Casualty Group, as defined in the plan. Incentives for the 2006 plan were based primarily on adjusted operating ratio and growth in direct written premiums of the Property and Casualty Group, as defined in the plan.
The cost of the plan is charged to operations as the compensation is earned over the performance period of one year. Earned amounts are allocated to related entities as incurred and settled in cash once the payout is made. The amount charged to expense for the annual incentive plan bonus before allocation to affiliates was $3.8 million, $2.2 million and $2.7 million for 2008, 2007 and 2006, respectively. After allocation to affiliates, our expense was $2.6 million, $1.7 million and $1.8 million for 2008, 2007 and 2006, respectively.
Long-term incentive plan
The long-term incentive plan (LTIP) is a restricted stock award plan designed to reward executive, senior and regional vice presidents who can have a significant impact on our performance with long-term compensation that is settled in Class A Company stock.
Pre-2004 LTIP – Prior to 2004, awards were determined based on the achievement of predetermined financial performance goals for actual growth in our retained earnings. The 2003-2005 performance period was the final open award period under the pre-2004 LTIP.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Incentive plans and deferred compensation (continued)
At December 31, 2008, all shares awarded for the 2003-2005 performance period vested. The average grant price for the 2003-2005 performance period was $52.65. The plan award of $0.5 million was paid in January 2009. Our share of this payment was $0.3 million.
2004 LTIP – Beginning in 2004, the LTIP award is based on the level of achievement of objective measures of performance over a three-year period as compared to a peer group of property/casualty companies that write predominately personal lines insurance. The 2008 awards are based on the reported combined ratio, growth in direct written premiums and total return on invested assets as defined by the Erie Insurance Group. The 2007 and 2006 awards were based on the adjusted combined ratio, growth in direct written premiums and total return on invested assets as defined by the Erie Insurance Group. These internal measures are compared to the same performance measures of a peer group of companies. Because the award is based on a comparison to results of a peer group over a three-year period, the award accrual is based on estimates of results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.
The restricted stock awards are granted at the beginning of a three-year performance period. The maximum number of shares which may be earned under the plan by any single participant during any one calendar year is limited to 250,000 shares. The aggregate number of Class A common stock that may be issued pursuant to awards granted under the LTIP is 1.0 million shares. A liability is recorded and compensation expense is recognized ratably over the performance period. Stock awards are considered vested at the end of the performance period.
At December 31, 2008, the awards for the 2006–2008 performance period were fully vested in accordance with the 2004 LTIP plan. The awards for this performance period will be calculated upon receipt of final financial information for the peer group. The estimated award based on the peer group information as of September 30, 2008, is 58,880 shares. The grant price will be the average of the high and low stock price on the date the award is paid. Our stock price as of January 30, 2009, was $35.45.
Earned amounts are allocated to related entities and settled in cash once the payout is made. The after-tax compensation cost charged to operations for these restricted stock awards was $1.7 million, $1.3 million and $2.4 million for the years ending December 31, 2008, 2007 and 2006, respectively, after allocation to affiliates.
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
The awards, payments, deferrals and liabilities under the deferred compensation, annual and long-term incentive plans for officers and directors were as follows for the years ended December 31. The gross liabilities are presented separately in the Consolidated Statements of Financial Position, while allocations to affiliates are included in

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Incentive plans and deferred compensation (continued)
reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses until such time as payments are made to participants under the plan.

(in thousands)	2008	2007	2006

Plan awards, employer match and hypothetical earnings
Long-term incentive plan awards	$ 3,764	$ 6,672	$ 7,220
Annual incentive plan awards	3,803	2,263	2,747
Deferred compensation plan, employer match and hypothetical (losses) earnings	(3,668)	1,896	1,872

Total plan awards and earnings	$ 3,899	$10,831	$11,839

Total plan awards paid	$10,918	$14,949	$ 6,263

Compensation deferred under the plans	$ 265	$ 397	$ 445

Distributions from the deferred compensation plans	(1,593)	(2,493)	(755)
Gross incentive plan and deferred compensation liabilities	15,152	23,499	29,713
Allocation to affiliates	2,707	4,462	5,408

Net incentive plan and deferred compensation liabilities	$12,445	$19,037	$24,305

Our former president and chief executive officer resigned in August 2007. A Post-Employment Agreement (Agreement) was entered into in December 2007 which provided separation pay of $4.5 million that was paid on December 31, 2007. Our share of this payment was $2.9 million. Other deferred compensation and employee benefit obligations amounted to $0.6 million, of which our share was $0.4 million, and was paid in 2008. Long-term incentive plan awards of $2.8 million, of which our share was $1.7 million, were paid in 2008. The final LTIP performance period was paid in January 2009, of which our share was less than $0.1 million.
Stock compensation plan for outside directors
We have a stock compensation plan for our outside directors to further align the interests of directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are reinvested into each director’s account with additional shares of our Class A common stock. In 2008, compensation expense for this plan was offset by market value adjustments to the director’s accounts resulting in a net credit of $0.2 million. In 2007 and 2006, the annual charge related to this plan totaled $0.4 million and $0.3 million, respectively.
Note 12. Income taxes
The provision for income taxes consists of the following for the years ended December 31:

(in thousands)	2008	2007	2006
Current income taxes	$62,976	$96,045	$90,021
Deferred income taxes	(23,111)	3,092	9,034

Total income taxes	$39,865	$99,137	$99,055

The 2008 deferred income tax benefit was primarily driven by impairments and unrealized losses on common stock and limited partnerships. The decrease in 2007 deferred income taxes compared to 2006 resulted primarily from adjustments to the basis of certain limited partnership investments.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Income taxes (continued)
A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rates to pre-tax income is as follows for the years ended December 31:

(in thousands)	2008	2007	2006

Income tax at statutory rates	$42,947	$108,209	$104,580
Tax-exempt interest	(3,147)	(4,391)	(4,739)
Dividends received deduction	(2,230)	(2,640)	(2,614)
Deferred tax valuation allowance	1,262	0	0
Other, net	1,033	(2,041)	1,828

Provision for income taxes	$39,865	$99,137	$99,055

A deferred tax asset valuation allowance of $1.3 million was recorded for 2008 related to impairments on investments where the related deferred tax asset is not expected to be realized.
Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows for the years ended December 31:

(in thousands)	2008	2007

Deferred tax assets
Loss reserve discount	$ 5,272	$ 5,495
Unearned premiums	7,257	7,193
Net allowance for service fees and premium cancellations	2,565	2,563
Other employee benefits	5,894	8,475
Pension and other postretirement benefits	33,767	0
Write-downs of impaired securities	22,259	9,109
Capital loss carryover	2,281	0
Unrealized loss on investments	15,017	0
Other	3,611	2,349

Total deferred tax assets	$97,923	$35,184

Deferred tax liabilities
Deferred policy acquisition costs	$ 5,786	$ 5,645
Unrealized gains on investments	0	8,164
Pension and other postretirement benefits	0	9,835
Equity interest in EFL	3,105	4,129
Limited partnerships	5,907	14,863
Depreciation	1,285	1,236
Prepaid expenses	5,532	3,606
Other	2,171	2,304

Total deferred tax liabilities	$23,786	$49,782

Valuation allowance	(1,262)	0

Net deferred income tax asset (liability)	$72,875	$(14,598)

We have one income tax position that would be considered uncertain under FIN 48, “Accounting for Uncertainty in Income Taxes,” for which a liability for current income taxes payable and a temporary tax difference were recognized, that when considered net, had no impact on our financial position. We recognize interest related to our remaining uncertain tax position in income tax expense. We have $0.4 million accrued for the estimated interest on

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Income taxes (continued)
our unrecognized tax benefit at December 31, 2008 and 2007. The IRS has examined tax filings through 2004 and is currently examining our federal income tax returns for 2005. We do not currently estimate that our unrecognized tax benefits will change significantly in the next 12 months.
We are the attorney-in-fact for Erie Insurance Exchange, a reciprocal insurance company. In that capacity we provide the Exchange with all services and facilities necessary for it to conduct its insurance business. Consequently, we are not subject to state corporate income or franchise taxes in most jurisdictions in which we do business because the one insurance business that we conduct with the Exchange pays taxes based on gross premiums in lieu of taxes based on income or capital.
Note 13. Capital stock
Class A and B shares
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares for each Class B share. There were no conversions of Class B shares to Class A shares in 2008. In 2007, 22 Class B shares were converted to 52,800 Class A shares, of which 20 of the Class B shares converted were part of a $99.0 million repurchase of 1.9 million shares from the F. William Hirt Estate. F. William Hirt, former Chairman of the Board of the Company, passed away in July 2007. The Hirt repurchase was authorized by the Board of Directors separate from the current repurchase plan.
There is no provision for conversion of Class A shares to Class B shares and Class B shares surrendered for conversion cannot be reissued. Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock. We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock. Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences and privileges attaching to Class A common stock.
Stock repurchase plan
A stock repurchase program was authorized for our outstanding Class A common stock beginning January 1, 2004. In April 2008, our Board of Directors approved a continuation of the stock repurchase program for an additional $100 million authorizing repurchases through June 30, 2009. Treasury shares are recorded in the Consolidated Statements of Financial Position at cost. Shares repurchased under this plan totaled 2.1 million at a total cost of $102.0 million during 2008. Cumulative shares repurchased under this plan through 2008 totaled 11.7 million at a total cost of $610.1 million.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Unpaid losses and loss adjustment expenses
The following table provides a reconciliation of beginning and ending loss and loss adjustment expense liability balances for our wholly-owned property/casualty insurance subsidiaries for the years ended December 31:

(in thousands)	2008	2007	2006

Total unpaid losses and loss adjustment expenses at January 1, gross	$1,026,531	$1,073,570	$1,019,459
Less reinsurance recoverables	834,453	872,954	827,917

Net balance at January 1	192,078	200,616	191,542

Incurred related to:
Current accident year	152,206	146,116	151,979
Prior accident years	(15,039)	(20,213)	(12,349)

Total incurred	137,167	125,903	139,630

Paid related to:
Current accident year	85,029	78,276	78,509
Prior accident years	57,463	56,165	52,047

Total paid	142,492	134,441	130,556

Net balance at December 31	186,753	192,078	200,616
Plus reinsurance recoverables	778,328	834,453	872,954

Total unpaid losses and loss adjustment expenses at December 31, gross	$ 965,081	$1,026,531	$1,073,570

Driving the favorable development in 2008, 2007 and 2006 on prior year accident reserves were improved frequency and severity trends for automobile bodily injury and uninsured/underinsured motorist bodily injury claims.
Note 15. Related party transactions
Management fee
A management fee is charged to the Exchange for services we provide under subscriber’s agreements with policyholders of the Exchange. The fee is a percentage of direct written premium of the Property and Casualty Group. This percentage rate is adjusted periodically by our Board of Directors but cannot exceed 25%. The effective management fee rate charged the Exchange was 25% in 2008 and 2007 and 24.75% in 2006. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2009.
There is no provision in the subscribers agreement for termination of our appointment as attorney-in-fact by the subscribers of the Exchange and the appointment is not affected by a policyholder’s disability or incapacity.
Intercompany reinsurance pooling agreement
EIC, EIPC, Flagship and EINY each have an intercompany reinsurance pooling agreement with the Exchange, whereby these companies cede all of their direct property/casualty insurance to the Exchange. EIC and EINY then assume 5% and 0.5%, respectively, of the total business pooled in the Exchange (including the business assumed from EIC and EINY) under this pooling agreement. This arrangement is approved by the Board of Directors. The pooling percentages were last modified in 1995. Intercompany accounts are settled by payment within 30 days after the end of each quarterly accounting period. The purpose of the pooling agreement is to spread the risks of the members of the Property and Casualty Group collectively across the different lines of business they underwrite and

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Related party transactions (continued)
geographic regions in which each operates. This agreement may be terminated by any party as of the end of any calendar year by providing not less than 90 days advance written notice.
Aggregate excess-of-loss reinsurance agreement
Through 2005, EIC and EINY had in effect an all-lines aggregate excess-of-loss reinsurance agreement with the Exchange that limited EIC’s and EINY’s retained share of ultimate net losses in any applicable accident year. The excess-of-loss reinsurance agreement was not renewed for the 2008, 2007 or 2006 accident years. Included in 2006 are net charges under the agreement of $1.0 million related to the commutation of the 2001 accident year. The unpaid loss recoverable related to the 2001 accident year of $7.8 million was settled in 2006. The present value of the estimated losses from the 2001 accident year, or $6.8 million, resulted in a charge of $1.0 million to our property/casualty insurance subsidiaries. The cash was paid for the settlement of the 2001 accident year in January 2007. There are two years remaining under the agreement, 2004 and 2005, neither of which have triggered recognition of recoverable amounts through December 31, 2008.
Expense allocations
The claims handling services of the Exchange are performed by personnel who are entirely dedicated to and paid for by the Exchange from its own policyholder revenues. The Exchange’s claims function and its management and administration are exclusively the responsibility of the Exchange and not a part of the service we provide under the subscriber’s agreement. Likewise, personnel who perform activities within the life insurance operations of EFL are paid for by EFL from its revenues. However, we are the legal entity that employs personnel on behalf of the Exchange and EFL and we function as a common paymaster for all employees. Common overhead expenses included in the expenses paid by us are allocated based on appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations. Executive compensation is allocated based on each executive’s primary responsibilities (management services, property/casualty claims operations, EFL operations and investment operations). We believe the methods used to allocate common overhead expenses among the affiliated entities are reasonable.
See also Note 10 for a discussion of intercompany expense allocations under the postretirement benefit plans.
Payments on behalf of related entities
We make certain payments for the account of the Group’s related entities. Cash transfers are settled quarterly. The amounts of these cash settlements made for the account of related entities were as follows for the years ended December 31:

(in thousands)	2008	2007	2006

Erie Insurance Exchange	$266,841	$250,695	$254,528
Erie Family Life Insurance	36,414	39,320	34,941

Total cash settlements	$303,255	$290,015	$289,469

Office leases
We lease office space on a year-to-year basis from the Exchange including 3 field office facilities. Rent expenses under these leases totaled $5.6 million, $5.8 million and $5.7 million in 2008, 2007 and 2006, respectively. We have a lease commitment until 2018 with EFL for a branch office. Annual rentals paid to EFL under this lease totaled $0.3 million in 2008, 2007 and 2006.
Notes receivable from EFL
We are due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL paid interest to us of $1.7 million in 2008, 2007 and 2006.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Receivables from Erie Insurance Exchange and concentrations of credit risk
Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 17.
We have a receivable due from the Exchange for reinsurance recoverable from unpaid losses and loss adjustment expenses and unearned premium balances ceded under the intercompany pooling arrangement totaling $887.4 million and $944.1 million at December 31, 2008 and 2007, respectively. Management fee and expense allocation amounts due from the Exchange were $214.3 million and $204.6 million at December 31, 2008 and 2007, respectively. The receivable from EFL for expense allocations totaled $3.9 million at December 31, 2008, compared to $4.2 million at December 31, 2007.
Premiums due from policyholders of our wholly-owned property/casualty insurance subsidiaries equaled $244.8 million and $243.6 million at December 31, 2008 and 2007 respectively. A significant amount of these receivables are ceded to the Exchange as part of the intercompany pooling agreement. See also Note 18.
Note 17. Variable interest entity
We hold a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange; however, we do not qualify as the primary beneficiary under Financial Accounting Standards Interpretation 46(R), “Consolidation of Variable Interest Entities.” Our consolidation conclusion has not changed from December 31, 2007.
The Exchange is a reciprocal insurer domiciled in the Commonwealth of Pennsylvania that underwrites a broad line of personal and commercial business, including private passenger auto, homeowners and commercial multi-peril insurance. Annual direct written premiums of the Exchange totaled $3.1 billion in 2008, 2007 and 2006. These premiums, along with investment income are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus was $4.0 billion, $4.8 billion and $4.1 billion at December 31, 2008, 2007 and 2006, respectively.
In the determination as to whether we are the primary beneficiary we consider the variability in the management fee as well as the variability in underwriting results which would accrue to us under the pooling arrangement in determining the residual returns from the Exchange. The variability is modeled using our stochastic modeling software assigning probabilities to the possible outcomes and determining a probability in the weighted result. The outcomes are calculated using discounted cash flows assuming a discount rate of 5%. Gross cash flows modeled assume a run-off of existing insurance policies and investments. To evaluate circumstances as of the determination date, no new insurance policies are assumed to be written after the evaluation date. We do not include new investments from cash inflows from underwriting profits or investment income, which is conservative, as inclusion of these would only lessen our beneficial interest.
We calculate the amount of variability absorbed by us and compare it to the total variability absorbed by all variable interest holders of the Exchange. In the modeled result we absorb approximately 2% of the total variability of the Exchange at December 31, 2008 which is well below the majority and supports the conclusion that the Company is not the primary beneficiary of the Exchange.
We have not provided financial or other support to the Exchange for the reporting periods presented, that we were not previously contractually required to provide. At December 31, 2008, there are no explicit arrangements that would require us to provide future support to the Exchange.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Variable interest entity (continued)
We have a significant interest in the financial condition of the Exchange:
•	Our management fee revenues made up 84% of our 2008 total revenues. This proportion was greater than the historical percentage which has approximated 72% as our investment operations generated significant losses as a result of the volatile market conditions experienced in the third and fourth quarters of 2008. Excluding impairment charges, management fee revenues accounted for 79% of our 2008 total revenues. These management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.

•	We participate in the underwriting results of the Exchange through the pooling arrangement in which our insurance subsidiaries have a 5.5% participation. If the Exchange were to default, our insurance subsidiaries would be liable for the policies that they wrote directly. Our property/casualty insurance subsidiaries wrote approximately 17% of the direct written premiums of the Property and Casualty Group in 2008.

•	A concentration of credit risk exists, and our exposure is limited to, the unsecured receivables due from the Exchange for our management fee, costs and reimbursements that are reflected on our Consolidated Statements of Financial Position. See Note 16.

We have no obligation related to any underwriting and/or investment losses experienced by the Exchange. We would however be adversely impacted if the Exchange incurred significant underwriting and/or investment losses. If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and as a consequence the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group in which we have a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate received by us would be reduced. See also the risk factors relating to the business of the Property and Casualty Group in Item 1A. “Risk Factors”.
The Exchange has available a $75 million line of credit with a bank that expires on December 31, 2009. There were no borrowings under the line at December 31, 2008. Bonds with a fair value of $113.5 million were pledged as collateral on the line at December 31, 2008. These securities have no restrictions. The bank requires compliance with certain covenants, which include minimum statutory surplus and risk based capital ratios. The Exchange was in compliance with all bank covenants at December 31, 2008.
The Exchange has contractual commitments to invest up to $655.8 million related to its limited partnership investments at December 31, 2008. These commitments will be funded as required by the partnerships’ agreements which principally expire in 2014. At December 31, 2008, the total remaining commitment to fund limited partnerships that invest in private equity securities was $312.4 million, real estate activities was $235.5 million and mezzanine debt securities was $107.9 million.
The financial statements of the Exchange are prepared in accordance with statutory accounting principles (SAP) prescribed by the Commonwealth of Pennsylvania. The Exchange is not required to prepare financial statements in accordance with generally accepted accounting principles (GAAP). Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, deferred tax assets, assets for estimated salvage and subrogation recoveries and unearned subscriber fees. Fixed maturities investments are carried at amortized cost and subject to impairment accounting. At December 31, 2008, the market value of fixed maturities was $216.9 million less than the carrying cost. Equity securities are carried at market value.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Variable interest entity (continued)
The condensed financial data set forth below represents the Exchange’s share of underwriting results after accounting for intercompany pool transactions.

Erie Insurance Exchange
Condensed statutory statements of operations	Years ended December 31
(in thousands)	2008	2007	2006

Premiums earned	$3,566,450	$3,572,189	$3,675,705
Losses, LAE and underwriting expenses*	3,339,743	3,142,990	3,421,997

Net underwriting income	226,707	429,199	253,708

Total investment (loss) income	(640,348)	563,087	480,771
Federal income tax (benefit) expense	(50,248)	372,209	229,709

Net (loss) income	$ (363,393)	$ 620,077	$ 504,770

*Includes management fees paid or accrued to the Company
As with our investments, the Exchange’s investment portfolio was impacted by declines in the value of securities that resulted from the recent significant disruption in the securities markets. Driving the Exchange’s 2008 investment losses were impairment charges of $197.9 million on fixed maturities, $245.0 million on common stock and $220.2 million on preferred securities. Impairment charges for 2007 were $103.7 million. Under statutory accounting, deferred tax assets on realized capital losses from impairments of investments are reflected as a change in surplus rather than in deferred income taxes on the statement of operations. Deferred taxes on impairment charges incurred in 2008 totaled $232.1 million.

Erie Insurance Exchange
Condensed statutory statements of financial position	As of December 31
(in thousands)	2008	2007

Fixed maturities	$4,119,753	$4,353,977
Equity securities	1,900,320	3,016,607
Alternative investments	1,340,047	1,389,224
Other invested assets	235,607	168,189

Total invested assets	7,595,727	8,927,997
Other assets	1,552,902	1,033,852

Total assets	$9,148,629	$9,961,849

Loss and LAE reserves	$3,323,704	$3,418,221
Unearned premium reserves	1,444,536	1,430,328
Accrued liabilities	334,399	345,776

Total liabilities	5,102,639	5,194,325
Total policyholders’ surplus	4,045,990	4,767,524

Total liabilities and policyholders’ surplus	$9,148,629	$9,961,849

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Variable interest entity (continued)

Erie Insurance Exchange
Condensed statutory statements of cash flows	Years ended December 31
(in thousands)	2008	2007	2006

Cash flows from operating activities:
Premiums collected net of reinsurance	$3,573,464	$3,567,477	$3,632,146
Losses and LAE paid	(2,085,899)	(1,967,475)	(2,024,404)
Management fee and expenses paid	(1,324,322)	(1,309,955)	(1,326,212)
Net investment income received	468,526	493,252	370,242
Federal income taxes and expenses paid	(197,135)	(404,249)	(186,411)

Net cash provided by operating activities	434,634	379,050	465,361

Net cash used in investing activities	(323,082)	(345,988)	(430,126)

Net cash used in financing activities	(7,071)	(20,134)	(248,611)

Net increase (decrease) in cash and cash equivalents	104,481	12,928	(213,376)
Cash and cash equivalents at beginning of year	98,712	85,784	299,160

Cash and cash equivalents-end of year	$203,193	$98,712	$85,784

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
Note 18. Reinsurance
Reinsurance contracts do not relieve the Property and Casualty Group from its primary obligations to policyholders. A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.
The Property and Casualty Group maintained an umbrella excess-of-loss reinsurance treaty with nonaffiliated reinsurers covering commercial and personal catastrophe liability risks. In 2008, this treaty provided coverage of 85% of a specified loss amount in excess of the loss retention of $1 million per occurrence. The specified maximum loss amount for the commercial and personal catastrophe liability was $9 million and $4 million, respectively. The Property and Casualty Group entered into an additional umbrella excess-of-loss reinsurance treaty, effective January 1, 2008, with nonaffiliated reinsurers covering commercial catastrophe liability risks in excess of the loss retention of $10 million per occurrence. The specified maximum loss amount for the commercial catastrophe liability was $10 million. Neither of these treaties were renewed for 2009 due to the proposed pricing for the coverage as well as the loss profile of the Property and Casualty Group.
The Property and Casualty Group maintains a property catastrophe treaty with nonaffiliated reinsurers to mitigate future potential catastrophe loss exposure. During 2008, this reinsurance treaty provided coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $450 million per occurrence. This treaty was renewed for 2009 under the same terms. There have been no losses subject to this treaty.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Reinsurance (continued)
The following tables summarize insurance and reinsurance activities of our property/casualty insurance subsidiaries. See also Note 15 for a discussion of the intercompany reinsurance pooling agreement with the Exchange.

	Years ended December 31
(in thousands)	2008	2007	2006

Premiums earned
Direct	$626,244	$626,853	$661,215
Assumed from nonaffiliates and intercompany pool	218,027	218,405	227,110
Ceded to Erie Insurance Exchange	(636,864)	(637,696)	(674,660)

Assumed from Erie Insurance Exchange	$207,407	$207,562	$213,665

Losses and loss adjustment expenses incurred
Direct	$374,897	$381,320	$495,739
Assumed from nonaffiliates and intercompany pool	142,004	138,341	147,203
Ceded to Erie Insurance Exchange	(379,734)	(393,758)	(503,312)

Assumed from Erie Insurance Exchange	$137,167	$125,903	$139,630

Note 19. Statutory information
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
Combined shareholders’ equity including amounts reported by our property/casualty insurance subsidiaries on the statutory basis was $798.3 million and $1.0 billion at December 31, 2008 and 2007, respectively. Combined net income, including amounts reported by our property/casualty insurance subsidiaries on a statutory basis, was $58.4 million, $210.6 million and $205.8 million for 2008, 2007 and 2006, respectively.
The minimum statutory capital and surplus requirements under Pennsylvania and New York law for our stock property/casualty subsidiaries amounts to $10.0 million. Our subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $239.3 million at December 31, 2008. Our subsidiaries’ risk-based capital levels significantly exceed the minimum requirements.
Cash and securities with carrying values of $6.6 million and $6.3 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements as of December 31, 2008 and 2007, respectively.
The amount of dividends our Pennsylvania-domiciled property/casualty subsidiaries, EIC and EIPC, can pay without the prior approval of the Pennsylvania Insurance Commissioner is limited by Pennsylvania regulation to not more than the greater of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) the net income as reported on its last annual statement. The amount of dividends that the Erie Insurance Company’s New York-domiciled property/casualty subsidiary, EINY, can pay without the prior approval of the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) 100% of its adjusted net investment income during such period. In 2009, the maximum dividend we could receive from our property/casualty insurance subsidiaries would be $23.0 million. No dividends were paid to us by our property/casualty insurance subsidiaries in 2008, 2007 or 2006.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Statutory information (continued)
The amount of dividends EFL, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as shown on its last annual statement on file with the commissioner, or (b) the net income as reported on its last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities. Accordingly, our share of the maximum dividend payout which may be made in 2009 without prior Pennsylvania Commissioner approval is $2.2 million. There were no dividends paid to us in 2008.
Note 20. Supplementary data on cash flows
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

Cash flows from operating activities:	Years ended December 31
(in thousands)
	2008	2007	2006

Net income	$69,238	$212,945	$204,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,933	31,363	36,051
Deferred income tax (benefit) expense	(23,111)	3,092	9,033
Realized loss (gain) on investments	113,019	5,192	(1,335)
Equity in earnings of limited partnerships	(5,710)	(59,690)	(41,766)
Net amortization of bond premium	1,480	1,930	2,645
Undistributed losses (earnings) of Erie Family Life Insurance	14,629	(3,133)	(4,154)
(Decrease) increase in deferred compensation	(8,348)	(6,213)	5,252
Limited partnership distributions	29,111	78,960	62,240
Decrease (increase) in receivables and reinsurance recoverable from the Exchange and affiliates	41,696	73,673	(16,577)
Increase in prepaid expenses and other assets	(50,129)	(40,556)	(30,978)
Increase in accounts payable and accrued expenses	3,568	2,360	1,664
(Decrease) increase in accrued agent bonuses	(13,189)	3,902	20,356
(Decrease) increase in loss reserves	(61,450)	(47,040)	54,112
Increase (decrease) in unearned premiums	3,108	(3,019)	(30,127)

Net cash provided by operating activities	$150,845	$253,766	$270,441

Note 21. Commitments
We have contractual commitments to invest up to $90.8 million related to our limited partnership investments at December 31, 2008. These commitments will be funded as required by the partnerships’ agreements which principally expire in 2014. At December 31, 2008, the total remaining commitment to fund limited partnerships that invest in private equity securities is $41.8 million, real estate activities is $31.2 million and mezzanine debt securities is $17.8 million.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, cash flows or operations.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Segment information
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

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Segment information (continued)
Summarized financial information for these operations is presented below.

(in thousands)	Years ended December 31
	2008	2007	2006

Management operations
Operating revenue
Management fee revenue	$949,775	$947,023	$942,845
Service agreement revenue	32,298	29,748	29,246

Total operating revenue	982,073	976,771	972,091
Cost of management operations	809,548	799,597	785,683

Income before income taxes	$172,525	$177,174	$186,408

Net income from management operations	$116,475	$120,362	$124,612

Insurance underwriting operations
Operating revenue
Premiums earned:
Personal lines	$146,826	$145,007	$148,480
Commercial lines	61,274	62,913	64,858
Reinsurance - nonaffiliates	(693)	(358)	327

Total premiums earned	207,407	207,562	213,665

Operating expenses
Losses and expenses:
Personal lines	137,221	129,788	141,965
Commercial lines	58,133	53,930	58,258
Reinsurance - nonaffiliates	(1,256)	(819)	(955)
Reinsurance – affiliates	0	0	1,027

Total losses and expenses	194,098	182,899	200,295

Income before income taxes	$ 13,309	$24,663	$13,370

Net income from insurance underwriting operations	$ 8,985	$16,754	$8,938

Investment operations
Investment income, net of expenses	$ 44,181	$52,833	$55,920
Net realized (losses) gains on investments	(113,019)	(5,192)	1,335
Equity in earnings of limited partnerships	5,710	59,690	41,766

Total investment (loss) income – unaffiliated	$(63,128)	$107,331	$99,021

Net (loss) income from investment operations	$(42,619)	$72,915	$66,194

Equity in (losses) earnings of EFL, net of tax	$(13,603)	$2,914	$4,281

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Segment information (continued)

Reconciliation of reportable segment revenues and operating expenses to the Consolidated
Statements of Operations
	Years ended December 31
(in thousands)	2008	2007	2006

Segment revenues	$1,189,480	$1,184,333	$1,185,756
Elimination of intersegment management fee revenues	(52,249)	(52,042)	(51,774)

Total operating revenue	$1,137,231	$1,132,291	$1,133,982

Segment operating expenses	$1,003,646	$982,496	$985,978
Elimination of intersegment management fee expenses	(52,249)	(52,042)	(51,774)

Total operating expenses	$951,397	$930,454	$934,204

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries 5.5% share of the management fees paid to us.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Quarterly results of operations (unaudited)

(in thousands, except per share data)	First	Second	Third	Fourth	Year
	quarter	Quarter	quarter	quarter	ended

2008
Operating revenue	$276,288	$301,130	$294,517	$265,295	$1,137,231
Operating expenses	(226,878)	(247,442)	(244,793)	(232,283)	(951,397)
Investment (loss) income - unaffiliated	(4,929)	8,475	(30,081)	(36,593)	(63,128)

Income (loss) before income taxes and equity in earnings of EFL	$44,481	$62,163	$19,643	$(3,581)	$122,706

Net income (loss)	$29,977	$41,315	$4,248	$(6,302)	$69,238

Net income (loss) per share:*
Class A – basic	$.57	$.80	$.08	$(0.12)	$1.34

Class B – basic and diluted	84.57	116.10	15.92	(12.39)	204.20

Class A – diluted	.51	.71	.07	(0.12)	1.19

Comprehensive income (loss)	$28,666	$35,225	($14,065)	$(115,299)	$(65,473)

2007
Operating revenue	$275,412	$301,745	$291,451	$263,685	$1,132,291
Operating expenses	(224,115)	(237,453)	(244,769)	(224,118)	(930,454)
Investment income - unaffiliated	28,386	36,540	29,840	12,564	107,331

Income before income taxes and equity in earnings of EFL	$79,683	$100,832	$76,522	$52,131	$309,168

Net income	$56,361	$70,486	$53,496	$32,602	$212,945

Net income per share:*
Class A – basic	$0.97	$1.22	$0.97	$0.61	$3.80

Class B – basic and diluted	149.01	187.31	145.92	90.23	572.98

Class A – diluted	0.88	1.11	0.87	0.55	3.43

Comprehensive income	$57,599	$62,467	$51,943	$45,562	$217,571

*The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.
2008
The third and fourth quarter investment (loss) income – unaffiliated was impacted by the significant disruption in the financial markets. We recorded impairment charges of $37.4 million and $7.7 million in the third and fourth quarters of 2008, respectively. Included in the total impairments in the third quarter were $21.7 million related to our preferred stock portfolio and $15.7 million related to our fixed maturities. Included in the total impairments in the fourth quarter were $1.4 million and $6.3 million related to our preferred stock and fixed maturities, respectively. Fourth quarter was also impacted by $18.4 million of realized losses on common stock and $17.4 million related to market value adjustments on limited partnerships.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Quarterly results of operations (unaudited)(continued)
2007
During December 2007 a correction was made to allocate additional information technology costs to affiliates as they were not allocated appropriately throughout the year. The total amount of 2007 costs allocated to the Exchange and EFL in December of 2007 related to the prior three quarters was $4.3 million, or $0.05 per share. If these costs would have been appropriately allocated in the first three quarters of 2007, earnings per share in each quarter would have increased between $0.01 and $0.02 per share.
Investment income – unaffiliated was negatively impacted by $16.8 million of impairments to our investment securities. Included in the total impairments in the fourth quarter of 2007, $7.0 million related to our common stock portfolio while $3.5 million related to our fixed maturities, and $6.3 million to our preferred stock portfolio.
Fourth quarter income tax provision was impacted by adjustments to the tax basis of certain limited partnership investments that increased income taxes.
Note 24. Limited partnerships (unaudited)
The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not reflect the volatility in market conditions experienced in the fourth quarter 2008. We expect additional deterioration to be reflected in the general partners’ year end financial statements, which we will receive in 2009, and such declines could be significant.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2008.

/s/ Terrence W. Cavanaugh	/s/ Philip A. Garcia	/s/ Timothy G. NeCastro
Terrence W. Cavanaugh	Philip A. Garcia	Timothy G. NeCastro
President and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller
February 20, 2009	February 20, 2009	February 20, 2009
Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page 51.
Item 9B. Other Information
There was no additional information in the fourth quarter of 2008 that has not already been filed in a Form 8-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to our directors, audit committee, and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.
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
Executive Officers of the Registrant

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/08	Erie Insurance Group
President & Chief Executive Officer
Terrence W. Cavanaugh	55	President and Chief Executive Officer of Erie Indemnity Company since July 29, 2008; Senior Vice President, Chubb & Son/Federal Insurance, for more than five years prior thereto; Chief Operating Officer, Chubb Surety, for more than five years prior thereto; Director, Erie Indemnity Company, EFL, EIC, Flagship, EINY and EIPC.

Executive Vice Presidents
James J. Tanous	61	Executive Vice President, Secretary and General Counsel since April 30, 2007; Partner and Chairman of Jaeckle Fleischmann & Mugel, LLP (law firm headquartered in Buffalo, NY) for more than five years prior thereto; Director, EFL, EIC, Flagship, EINY and EIPC.

Philip A. Garcia	52	Executive Vice President and Chief Financial Officer since 1997; Director, EFL, EIC, Flagship, EINY and EIPC.

Michael Zavasky	56	Executive Vice President–Insurance Operations since March 7, 2008; Senior Vice President–Strategy Management, January 2006 through March 2008; Senior Vice President–Commercial Lines Underwriting, June 2001 through January 2006; Director, EFL, EIC, Flagship, EINY and EIPC.

George Lucore	58	Executive Vice President–Field Operations since March 3, 2008; Retired, April 13, 2006 through March 2, 2008; Senior Vice President–Agency Division, March 1995 through April 12, 2006; Director, EFL, EIC, Flagship, EINY and EIPC.

Senior Vice President
Douglas F. Ziegler	58	Senior Vice President, Treasurer and Chief Investment Officer since 1993; Director, EFL, EIC, Flagship, EINY, and EIPC.

Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, our property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As our operations are interrelated with the operations of the Exchange, our results of operations are largely dependent on the success of the Exchange. Reference is made to Item 8. “Financial Statements and Supplementary Data -
Note 17 of Notes to Consolidated Financial Statements” contained within this report, for a further discussion of the financial results of the Exchange.
Reference is also made to Item 8. “Financial Statements and Supplementary Data – Note 15 of Notes to Consolidated Financial Statements” contained within this report for a complete discussion of related party transactions.
Information with respect to certain relationships with our directors is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements Included in Item 8 “Financial Statements and Supplementary Data” contained in this report.
Erie Indemnity Company and Subsidiaries:
▪	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting
▪	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
▪	Consolidated Statements of Operations for the three years ended December 31, 2008, 2007 and 2006
▪	Consolidated Statements of Financial Position as of December 31, 2008 and 2007
▪	Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007 and 2006
▪	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2008, 2007 and 2006
▪	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

		Page
Erie Indemnity Company and Subsidiaries:
Schedule I.	Summary of Investments – Other than Investments in Related Parties	105
Schedule IV.	Reinsurance	106
Schedule VI.	Supplemental Information Concerning Property/Casualty Insurance Operations	107
All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

3.	See the Exhibit Index	109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2009	ERIE INDEMNITY COMPANY
(Registrant)
/s/ Terrence W. Cavanaugh

Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)
/s/ Philip A. Garcia

Philip A. Garcia, Executive Vice President & CFO
(Principal Financial Officer)
/s/ Timothy G. NeCastro

Timothy G. NeCastro, Senior Vice President & Controller
(Principal Accounting Officer)
Board of Directors

/s/ J. Ralph Borneman, Jr.	/s/ C. Scott Hartz

J. Ralph Borneman, Jr.	C. Scott Hartz

/s/ Terrence W. Cavanaugh	/s/ Claude C. Lilly, III

Terrence W. Cavanaugh	Claude C. Lilly, III

/s/ Lucian L. Morrison

Patricia Garrison-Corbin	Lucian L. Morrison

/s/ Jonathan Hagen

Jonathan Hagen	Thomas W. Palmer

/s/ Susan Hirt Hagen	/s/ Elizabeth A. Vorsheck

Susan Hirt Hagen	Elizabeth A. Vorsheck

/s/ Thomas B. Hagen	/s/ Robert C. Wilburn

Thomas B. Hagen	Robert C. Wilburn

SCHEDULE I
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2008

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position
(in thousands)
Available-for-sale securities:
Fixed maturities
U.S. treasuries and government agencies	$3,078	$3,372	$3,372
Foreign government	1,998	1,818	1,818
Municipal securities	212,224	211,419	211,419
U.S. corporate debt	291,666	265,384	265,384
Foreign corporate debt	59,743	53,174	53,174
Mortgage-backed securities	13,437	13,008	13,008
Asset-backed securities	8,943	7,553	7,553
Redeemable preferred stock	6,583	7,701	7,701
Equity securities
U.S. nonredeemable preferred stock	53,892	49,466	49,466
Foreign nonredeemable preferred stock	6,066	5,815	5,815

Total available-for-sale securities	$657,630	618,710	618,710

Trading securities	37,835	33,338	33,338
Limited partnerships	272,144	299,176	299,176
Real estate mortgage loans	1,215	1,215	1,215

Total investments	$968,824	$952,439	$952,439

SCHEDULE IV
REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
	Direct	Companies	Companies	Amount	to Net
(in thousands)
December 31, 2008:
Premiums for the year Property and Liability Insurance	$626,244	$636,864	$218,027	$207,407	105.1%

December 31, 2007:
Premiums for the year Property and Liability Insurance	$626,853	$637,696	$218,405	$207,562	105.2%

December 31, 2006:
Premiums for the year Property and Liability Insurance	$661,215	$674,660	$227,110	$213,665	106.3%

SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

			Discount,
	Deferred	Reserve	if any			Net
	Policy	for Unpaid	deducted			Investment
	Acquisition	Loss &	from	Unearned	Earned	(Loss)
	Costs	LAE	reserves*	Premiums	Premiums	Income
(in thousands)
December 31, 2008:
Consolidated P&C Entities	$16,531	$965,081	$5,409	$424,370	$207,407	$(9,088)
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,531	$965,081	$5,409	$424,370	$207,407	$(9,088)

December 31, 2007:
Consolidated P&C Entities	$16,129	$1,026,531	$5,526	$421,263	$207,562	$22,998
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,129	$1,026,531	$5,526	$421,263	$207,562	$22,998

December 31, 2006:
Consolidated P&C Entities	$16,197	$1,073,570	$4,980	$424,282	$213,665	$23,199
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,197	$1,073,570	$4,980	$424,282	$213,665	$23,199

* Workers compensation case and incurred but not reported (IBNR) loss and loss adjustment reserves were discounted at 2.5% for all years presented.

SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(CONTINUED)

	Loss and Loss Adjustment		Amortization
	Expenses Incurred Related to		of Deferred
	(1)		Policy	Net Loss
	Current	(2)	Acquisition	& LAE	Premiums
	Year	Prior Years	Costs	Paid	Written
(in thousands)
December 31, 2008:
Consolidated P&C Entities	$152,206	$(15,039)	$32,945	$142,492	$208,323
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$152,206	$(15,039)	$32,945	$142,492	$208,323

December 31, 2007:
Consolidated P&C Entities	$146,116	$(20,213)	$32,758	$134,441	$207,688
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$146,116	$(20,213)	$32,758	$134,441	$207,688

December 31, 2006:
Consolidated P&C Entities	$151,979	$(12,349)	$33,306	$130,556	$209,304
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$151,979	$(12,349)	$33,306	$130,556	$209,304

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

3.6	Amended and Restated By-laws of Registrant effective December 18, 2006. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on December 20, 2006.

10.85	Termination of Aggregate Excess of Loss Reinsurance Contract effective December 31, 2005 between Erie Insurance Exchange, by and through its Attorney-In-Fact, Erie Indemnity Company and Erie Insurance Company and its wholly-owned subsidiary Erie Insurance Company of New York. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2005 that was filed with the Commission on February 2, 2006.

10.86	Retirement Plan for Employees of Erie Insurance Group, effective as of December 31, 2005. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2006 that was filed with the Commission on February 26, 2007.

10.87	Employee Savings Plan of Erie Insurance Group, effective as of January 1, 2006. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2006 that was filed with the Commission on February 26, 2007.

10.88	Amended and Restated Quota Share Reinsurance Agreement dated December 29, 2006 between Erie Insurance Exchange and Flagship City Insurance Company. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2006 that was filed with the Commission on February 26, 2007.

10.89	Amended and Restated Quota Share Reinsurance Agreement dated December 29, 2006 between Erie Insurance Exchange and Erie Insurance Property & Casualty Company. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2006 that was filed with the Commission on February 26, 2007.

10.90	Amended and Restated Reinsurance Pooling Agreement between Erie Insurance Exchange, Erie Insurance Company and Erie Insurance Company of New York, effective January 1, 2007. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2006 that was filed with the Commission on February 26, 2007.

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.91	Employment Agreement effective April 30, 2007 by and between Erie Indemnity Company and James J. Tanous. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on May 1, 2007.

10.92	Post-Employment Agreement dated December 27, 2007, by and between Erie Indemnity Company and Jeffrey A. Ludrof. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on January 3, 2008.

10.93	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Philip A. Garcia. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on January 3, 2008.

10.94	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Thomas B. Morgan. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on January 3, 2008.

10.95	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Michael J. Krahe. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on January 3, 2008.

10.96	Amendment and Payment Designation Agreement dated December 31, 2007, by and between Erie Indemnity Company and Douglas F. Ziegler. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on January 3, 2008.

10.97	Severance Agreement dated February 28, 2008, by and between Erie Indemnity Company and Thomas B. Morgan. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on March 3, 2008.

10.98	Separation Agreement between Erie Indemnity Company and Michael J. Krahe dated June 25, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 26, 2008.

10.99	Executive Retention Agreement between Erie Indemnity Company and Philip A. Garcia dated June 25, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 26, 2008.

10.100	Employment Agreement dated July 14, 2008, between Erie Indemnity Company and Terrence W. Cavanaugh. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on July 18, 2008.

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.101*	Amendment of Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2005)	112

10.102*	Amendment of Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2006)	118

10.103*	Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009)	124

10.104*	Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009)	137

10.105*	Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As Amended and Restated as of January 1, 2009)	165

10.106*	Erie Indemnity Company Long-Term Incentive Plan (Restated Effective January 1, 2009)	193

10.107*	Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective January 1, 2009)	200

10.108*	Form of Indemnification Agreement that Registrant has entered into on November 14, 2008 with Terrence W. Cavanaugh (Director and Officer); J. Ralph Borneman, Jr., Patricia Garrison-Corbin, Jonathan Hirt Hagen, Susan Hirt Hagen, Thomas B. Hagen, C. Scott Hartz, Claude C. Lilly, III, Lucian L. Morrison, Thomas W. Palmer, Elizabeth A. Vorsheck, Robert C. Wilburn (Directors); James J. Tanous, Michael S. Zavasky and George R. Lucore (Officers); (filed herewith)	207

14	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

21*	Subsidiaries of Registrant	213

23*	Consent of Independent Registered Public Accounting Firm	214

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	215

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	216

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	217

* filed herewith