Form 10-Q
period 2009-03-31
ERIE INDEMNITY CO
filed 2009-04-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 51,240,693 at April 22, 2009.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,551 at April 22, 2009.
The common stock is the only class of stock the registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $602,627 and $597,672, respectively)	$573,107	$563,429
Equity securities (cost of $57,880 and $59,958, respectively)	45,158	55,281
Trading securities, at fair value (cost of $36,566 and $37,835, respectively)	29,732	33,338
Limited partnerships (cost of $275,876 and $272,144, respectively)	273,992	299,176
Real estate mortgage loans	1,190	1,215

Total investments	923,179	952,439

Cash and cash equivalents	77,588	61,073
Accrued investment income	9,360	8,420
Premiums receivable from policyholders	241,314	244,760
Federal income taxes recoverable	365	7,498
Deferred income taxes	85,337	72,875
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	788,006	777,754
Ceded unearned premiums to Erie Insurance Exchange	111,627	109,613
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	139,785	218,243
Reinsurance recoverable from non-affiliates	1,989	1,944
Deferred policy acquisition costs	16,331	16,531
Equity in Erie Family Life Insurance	29,887	29,236
Securities lending collateral	17,340	18,155
Other assets	75,326	69,845

Total assets	$2,542,434	$2,613,386

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$979,794	$965,081
Unearned premiums	420,508	424,370
Commissions payable	130,590	126,208
Agent bonuses	16,869	81,269
Securities lending collateral	17,340	18,155
Accounts payable and accrued expenses	47,366	51,333
Deferred executive compensation	12,037	15,152
Dividends payable	23,231	23,249
Pension plan liability	100,959	97,682
Employee benefit obligations	16,792	19,012

Total liabilities	1,765,486	1,821,511

Shareholders’ Equity
Capital stock:
Class A common, no par value and stated value of $0.0292 per share; authorized 74,996,930 shares; issued 68,277,600 shares; 51,240,693 and 51,282,893 shares outstanding, respectively	1,991	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, no par value and stated value of $70 per share; and 2,551 shares authorized, issued and outstanding	179	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive loss	(137,437)	(135,854)
Retained earnings, before cumulative effect adjustment	1,716,588	1,717,499
Cumulative effect adjustment from adoption of Statement of Financial Accounting Standards No. 159, net of tax	0	11,191

Retained earnings, after cumulative effect adjustment	1,716,588	1,728,690

Total contributed capital and retained earnings	1,589,151	1,602,836

Treasury stock, at cost, 17,036,907 and 16,994,707 shares, respectively	(812,203)	(810,961)

Total shareholders’ equity	776,948	791,875

Total liabilities and shareholders’ equity	$2,542,434	$2,613,386

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share data)

	Three months ended March 31,
	2009	2008
Operating revenue
Management fee revenue, net	$217,105	$216,971
Premiums earned	51,750	51,926
Service agreement revenue	8,578	7,391

Total operating revenue	277,433	276,288

Operating expenses
Cost of management operations	182,627	181,119
Losses and loss adjustment expenses incurred	43,004	33,760
Policy acquisition and other underwriting expenses	12,529	11,999

Total operating expenses	238,160	226,878

Investment loss — unaffiliated
Investment income, net of expenses	12,511	11,672
Net realized losses on investments	(8,442)	(24,579)
Equity in (losses) earnings of limited partnerships	(28,030)	7,978

Total investment loss — unaffiliated	(23,961)	(4,929)

Income before income taxes and equity in losses of Erie Family Life Insurance	15,312	44,481
Provision for income taxes	2,623	14,251
Equity in losses of Erie Family Life Insurance, net of tax	(1,560)	(253)

Net income	$11,129	$29,977

Net income per share
Class A common stock — basic	$0.22	$0.57
Class A common stock — diluted	0.19	0.51
Class B common stock — basic and diluted	34.78	84.57

Weighted average shares outstanding — basic
Class A common stock	51,270,240	52,827,878
Class B common stock	2,551	2,551
Weighted average shares outstanding — diluted
Class A common stock	57,409,460	58,965,265
Class B common stock	2,551	2,551

Dividends declared per share
Class A common stock	$0.45	$0.44
Class B common stock	67.50	66.00
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2009	2008
Accumulated other comprehensive (loss) income
Balance, beginning of period	$(135,854)	$10,048
Adjustment to opening balance, net of tax*	0	(11,191)

Adjusted balance, beginning of period	(135,854)	(1,143)

Gross unrealized losses arising during period	(6,114)	(12,904)
Less: reclassification adjustment for gross realized losses included in net income	3,679	10,888

Change in comprehensive (loss) income, before tax	(2,435)	(2,016)
Income tax benefit related to items of other comprehensive income	852	706

Change in other comprehensive (loss) income, net of tax	(1,583)	(1,310)

Balance, end of period	$(137,437)	$(2,453)

Comprehensive income
Net income	$11,129	$29,977
Net change in accumulated other comprehensive income	(1,583)	(1,310)

Total comprehensive income	$9,546	$28,667

*	Unrealized gains related to common stock were reclassified to retained earnings upon the adoption of the fair value option at January 1, 2008 in accordance with SFAS No. 159. See Note 5 for further discussion.
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Management fee received	$219,623	$218,980
Service agreement fee received	8,278	6,991
Premiums collected	49,964	50,359
Net investment income received	11,226	12,634
Limited partnership distributions	1,966	29,616
Reduction (increase) in reimbursements collected from affiliates	75,436	(26,481)
Commissions paid to agents	(103,129)	(97,446)
Agent bonuses paid	(79,953)	(94,399)
Salaries and wages paid	(28,875)	(25,551)
Employee benefits paid	(6,469)	(5,858)
Losses paid	(33,116)	(29,404)
Loss adjustment expenses paid	(5,424)	(5,560)
Other underwriting and acquisition costs paid	(17,569)	(15,424)
General operating expenses paid	(30,978)	(29,735)
Income taxes paid	(5,729)	(2,475)

Net cash provided by (used in) operating activities	55,251	(13,753)

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(29,930)	(25,523)
Preferred stock	(2,293)	(12,972)
Common stock	(6,359)	(26,475)
Limited partnerships	(7,615)	(18,480)
Sales/maturities of investments:
Fixed maturity sales	10,034	50,207
Fixed maturity calls/maturities	11,311	13,656
Preferred stock	5,431	7,692
Common stock	6,899	12,795
Sale of and returns on limited partnerships	816	1,238
Purchase of property and equipment	(734)	(3,605)
Net distributions on agent loans	(1,804)	(1,049)

Net cash used in investing activities	(14,244)	(2,516)

Cash flows from financing activities
Dividends paid to shareholders	(23,249)	(23,638)
Purchase of treasury stock	(1,243)	(34,962)
(Decrease) increase in collateral from securities lending	(814)	1,135
Redemption (acquisition) of securities lending collateral	814	(1,135)
Proceeds from bank line of credit	0	75,000

Net cash (used in) provided by financing activities	(24,492)	16,400

Net increase in cash and cash equivalents	16,515	131
Cash and cash equivalents at beginning of period	61,073	31,070

Cash and cash equivalents at end of period	$77,588	$31,201

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 26, 2009. Erie Insurance Exchange (Exchange), for whom we serve as attorney-in-fact, and its property/casualty subsidiary, Flagship City Insurance Company, our three insurance subsidiaries, EIC, EICNY and EIPC and Erie Family Life Insurance Company (EFL) operate collectively as the Erie Insurance Group (Group).
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
On April 9, 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the existing other-than-temporary impairment guidance for debt securities. This amended other-than-temporary impairment (OTTI) model requires that credit-related losses and securities we intend to sell be recognized in earnings, with the remaining decline being recognized in other comprehensive income. This FSP also changes the presentation of OTTI in the statement of operations with the total OTTI presented with an offset for the amount of OTTI recognized in other comprehensive income. Disclosures include further disaggregation of securities, methodology and inputs related to credit-related loss impairments and a rollforward of credit-related loss impairments.
The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt one of the FSPs, the other two must also be adopted. We have not elected to early adopt the FSPs. Adoption of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009 will result in a modification of our other-than-temporary impairment process. We are currently evaluating the impacts of these FSPs on our financial position, results of operations and cash flows.
Pending accounting pronouncements
In September 2008, the FASB issued an Exposure Draft (ED), “Amendments to FIN 46(R) — Consolidation of Variable Interest Entities.” This proposed statement would amend the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (VIE) by requiring a qualitative analysis to determine if an enterprise’s variable interest gives it a controlling financial interest. A primary beneficiary would be expected to be identified through the qualitative analysis, which looks at the power to direct activities of the VIE, including its economic performance and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
right to receive benefits from the VIE that are significant. Under the current quantitative analysis required by FIN 46(R), although we hold a variable interest in it, we are not deemed to be the primary beneficiary of the Exchange (see Note 14), and the Exchange’s results are not consolidated with ours. If the ED to amend FIN 46(R) is adopted in its current form, we believe we would be deemed to have a controlling financial interest in the Exchange, by virtue of our attorney-in-fact relationship with the Exchange, and consolidation would be required. This would require that the Exchange’s financial statements, which are currently only prepared in accordance with statutory accounting principles, be prepared in accordance with GAAP. The Exchange would then also be subject to the Sarbanes-Oxley Section 404 internal control reporting requirements. Given the materiality of the Exchange’s operations, consolidating the Exchange’s financial statements with the Company’s would significantly change our current reporting entity, related footnote disclosures and the overall presentation of management’s discussion and analysis. The Exchange’s equity would be shown as a noncontrolling interest in such consolidated statements and the net earnings and equity of the Company would be unchanged by this presentation. FIN 46(R) is to be effective for fiscal years that begin after November 15, 2009.
NOTE 3 — RECLASSIFICATIONS
Certain amounts previously reported in the 2008 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications only affected the Consolidated Statements of Cash Flows.
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
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock:

	Three Months Ended March 31,
	2009			2008
	Allocated	Weighted		Allocated	Weighted
(dollars in thousands,	net income	shares	Per-share	net income	shares	Per-share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$11,040	51,270,240	$0.22	$29,761	52,827,878	$0.57

Dilutive effect of stock awards	0	16,820	—	0	14,987	—

Assumed conversion of Class B shares	89	6,122,400	—	216	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$11,129	57,409,460	$0.19	$29,977	58,965,265	$0.51

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$89	2,551	$34.78	$216	2,551	$84.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — EARNINGS PER SHARE (Continued)
As of December 2008, all shares awarded under our pre-2004 long-term incentive plan for executive and senior management were fully vested. Awards not yet vested related to this plan and included in the calculation of diluted earnings per share for the first quarter of 2008 were 12,535 shares. There were 14,400 shares of other stock-based awards not yet vested that were included in the first quarter 2009 diluted EPS calculation. Awards not yet vested related to the outside directors’ stock compensation plan were 2,420 and 2,452 for the first quarters of 2009 and 2008, respectively.
NOTE 5 — FAIR VALUE
SFAS 157, “Fair Value Measurement,” provides guidance for using fair value to measure assets and liabilities and enhances disclosures about fair value measurement. The standard describes three levels of inputs that may be used to measure fair value, which are provided below.
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
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input:

	March 31, 2009
	Fair value measurements using:
		Quoted prices
		in active		Significant
		markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$573,107	$6,335	$554,033	$12,739
Preferred stock	45,158	25,262	9,733	10,163
Trading securities:
Common stock	29,732	29,710	0	22

Total	$647,997	$61,307	$563,766	$22,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — FAIR VALUE (Continued)
The following tables provide a reconciliation of assets measured at fair value on a recurring basis for securities using Level 3 inputs for the three months ended March 31, 2009:

	Beginning		Included in			Ending
	balance at		other	Purchases	Transfers in	balance at
	December 31,	Included in	comprehensive	and sales,	and (out) of	March 31,
(in thousands)	2008	earnings (1)	income	net	Level 3 (2)	2009

Available-for-sale securities:
Fixed maturities	$14,217	$263	$(1,441)	$(300)	$0	$12,739
Preferred stock	11,818	(1,118)	(537)	0	0	10,163
Trading securities:
Common stock	22	0	0	0	0	22

Total Level 3 assets	$26,057	$(855)	$(1,978)	$(300)	$0	$22,924

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings at March 31, 2009 on Level 3 securities.

(2)	Transfers in to Level 3 would be attributable to changes in the availability of market observable information for individual securities within the respective categories.
The fixed maturities in Level 3 are primarily made up of securities in the financial services industry affected by the recent turmoil in the credit markets. The fair value of these securities breaks down as follows:

(in thousands)	Fair Value
Corporate debt — Financial services industry	$6,896
Asset backed securities	4,143
Collateralized mortgage obligations	1,700

Total	$12,739

We have no assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — INVESTMENTS
Fixed maturities and equity securities
Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include nonredeemable preferred stock. The following tables summarize the cost and fair value of our available-for-sale securities:

	March 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost	gains	losses	fair value

Available-for-sale securities
Fixed maturities
U.S. treasuries and government agencies	$3,087	$358	$0	$3,445
Foreign government	1,998	0	142	1,856
Municipal securities	212,950	4,881	1,711	216,120
U.S. corporate debt	291,529	4,358	30,195	265,692
Foreign corporate debt	56,737	477	6,277	50,937
Mortgage-backed securities	20,736	847	1,134	20,449
Asset-backed securities	9,007	358	2,332	7,033

Total bonds	596,044	11,279	41,791	565,532
Redeemable preferred stock	6,583	2,087	1,095	7,575

Total fixed maturities	$602,627	$13,366	$42,886	$573,107

Equity securities
U.S. nonredeemable preferred stock	$52,919	$2,025	$13,409	$41,535
Foreign nonredeemable preferred stock	4,961	0	1,338	3,623

Total equity securities	$57,880	$2,025	$14,747	$45,158

Total available-for-sale securities	$660,507	$15,391	$57,633	$618,265

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost	gains	losses	fair value

Available-for-sale securities:
Fixed maturities
U.S. treasuries and government agencies	$3,078	$345	$51	$3,372
Foreign government	1,998	0	180	1,818
Municipal securities	212,224	3,041	3,846	211,419
U.S. corporate debt	291,666	3,873	30,155	265,384
Foreign corporate debt	59,743	186	6,755	53,174
Mortgage-backed securities	13,437	845	1,274	13,008
Asset-backed securities	8,943	80	1,470	7,553

Total bonds	591,089	8,370	43,731	555,728
Redeemable preferred stock	6,583	1,964	846	7,701

Total fixed maturities	$597,672	$10,334	$44,577	$563,429

Equity securities
U.S. nonredeemable preferred stock	$53,892	$3,494	$7,920	$49,466
Foreign nonredeemable preferred stock	6,066	187	438	5,815

Total equity securities	$59,958	$3,681	$8,358	$55,281

Total available-for-sale securities	$657,630	$14,015	$52,935	$618,710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — INVESTMENTS (Continued)
We adopted SFAS 159 for our common stock portfolio effective January 1, 2008 as it better reflects the way we manage our common stock portfolio under a total return approach. Dividend income is recognized as earned and recorded to net investment income.
The components of net realized losses and gains on investments as reported in the Consolidated Statements of Operations are included below. Impairment charges for the three months ended March 31, 2009 include securities primarily in the banking and financial services industries.

	Three months ended March 31,
(in thousands)	2009	2008
Available-for-sale securities:
Fixed maturities
Gross realized gains	$418	$1,294
Gross realized losses	(1,948)	(138)
Impairment charges	(2,441)	(5,950)

Net realized losses	(3,971)	(4,794)

Equity securities
Gross realized gains	2,524	414
Gross realized losses	(911)	(2,334)
Impairment charges	(2,167)	(6,004)

Net realized losses	(554)	(7,924)

Trading securities:
Common stock
Gross realized gains	84	1,979
Gross realized losses	(1,663)	(1,777)
Valuation adjustments	(2,338)	(13,691)

Net realized losses	(3,917)	(13,489)

Limited partnerships
Gross realized gains	0	3,541
Gross realized losses	0	(1,913)

Net realized gains	0	1,628

Net realized losses on investments	$(8,442)	$(24,579)

Limited partnerships
For the three months ended March 31, 2009 our equity in losses from limited partnerships as reported in the Consolidated Statements of Operations totaled $28.0 million. Our investments in the limited partnerships held at March 31, 2009 have aggregate assets, liabilities, valuation adjustments and net income (loss) from the most recently available financial statements received from the partnerships, which reflect the volatility in market conditions experienced in the fourth quarter of 2008. As these investments are generally reported on a one-quarter lag, they do not reflect the market conditions in the first quarter of 2009. There may be additional deterioration reflected in the general partners’ first quarter 2009 financial statements, which we will receive in the second quarter of 2009. Such declines could be significant. We do not exert significant influence over any of these partnerships, consequently they are accounted for under the equity method of accounting. We have provided summarized financial information in the following tables as of March 31, 2009 and December 31, 2008. Amounts provided in the “recorded by partnerships” section of the table are presented using the latest available financial statements received from the partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — INVESTMENTS (Continued)
(dollars in thousands)

	Recorded by Erie Indemnity Company
	as of and for the three months ended March 31, 2009
			(Loss) income
			recognized
			due to
			valuation
			adjustments	Net income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for Erie Insurance Group	partnerships	recorded	partnerships	recorded

Private equity:
Less than 10%	27	$77,523	$(10,273)	$742
Greater than or equal to 10% but less than 50%	4	6,189	95	(11)
Greater than or equal to 50%	1	3,027	0	(186)

Total private equity	32	86,739	(10,178)	545
Mezzanine debt:
Less than 10%	12	34,954	(1,604)	1,615
Greater than or equal to 10% but less than 50%	3	21,303	4,624	929
Greater than or equal to 50%	1	2,205	(1,220)	317

Total mezzanine debt	16	58,462	$1,800	2,861
Real estate:
Less than 10%	19	86,784	(14,250)	(1,297)
Greater than or equal to 10% but less than 50%	5	24,542	(1,417)	(1,464)
Greater than or equal to 50%	5	17,465	(4,345)	(285)

Total real estate	29	128,791	(20,012)	(3,046)

Total limited partnerships	77	$273,992	$(28,390)	$360

(in thousands)

	Recorded by Partnerships
	as of and for the three months ended March 31, 2009
			(Loss) income
			recognized
			due to
			valuation
			adjustments
Investment percentage of partnership	Total	Total	by the	Net income
for Erie Insurance Group	assets	liabilities	partnerships	(loss)

Private equity:
Less than 10%	$16,610,407	$337,315	$(2,061,375)	$542,152
Greater than or equal to 10% but less than 50%	304,824	8,777	4,044	9,479
Greater than or equal to 50%	9,343	149	0	(2)

Total private equity	16,924,574	346,241	(2,057,331)	551,629
Mezzanine debt:
Less than 10%	5,061,498	1,515,292	(465,535)	333,372
Greater than or equal to 10% but less than 50%	602,865	170,799	(23,526)	51,355
Greater than or equal to 50%	21,618	6,548	(2,713)	1,223

Total mezzanine debt	5,685,981	1,692,639	(491,774)	$385,950
Real estate:
Less than 10%	15,233,870	6,443,076	(3,126,974)	288,272
Greater than or equal to 10% but less than 50%	1,331,231	780,281	(118,920)	33,994
Greater than or equal to 50%	231,074	123,603	(885)	1,268

Total real estate	16,796,175	7,346,960	(3,246,779)	323,534

Total limited partnerships	$39,406,730	$9,385,840	$(5,795,884)	$1,261,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — INVESTMENTS (Continued)
(dollars in thousands)

	Recorded by Erie Indemnity Company
	as of and for the year ended December 31, 2008
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

(in thousands)

	Recorded by Partnerships
	as of and for the year ended December 31, 2008
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
Securities lending program
We participate in a program whereby marketable securities from our investment portfolio are lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral equal to 102% of the value of the securities on loan. The collateral is invested primarily in short-term, investment grade asset- backed securities and floating rate notes. The program is in the process of being terminated and we anticipate it to be completed during 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — INVESTMENTS (Continued)
We had loaned securities included as part of our invested assets with a fair value of $16.8 million and $17.5 million at March 31, 2009 and December 31, 2008, respectively. We have incurred no losses on the securities lending program since the program’s inception.
Cash equivalents are principally comprised of investments in bank money market funds and approximate fair value.
NOTE 7 — BANK LINE OF CREDIT
As of March 31, 2009 we have available a $100 million line of credit with a bank that expires on December 31, 2009. There were no borrowings outstanding on the line of credit as of March 31, 2009. Bonds with a fair value of $134.0 million are pledged as collateral on the line at March 31, 2009. These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of March 31, 2009. The bank requires compliance with certain covenants which include minimum net worth and leverage ratios. We are in compliance with all covenants at March 31, 2009.
NOTE 8 — INCOME TAXES
The annualized effective tax rate of 30.9% was impacted in the first quarter of 2009 primarily by the reduction of a deferred tax valuation allowance of $1.3 million originally established at December 31, 2008 related to impairments on investments.
We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 we recorded a net deferred tax asset of $85.3 million on our Consolidated Statements of Financial Position. We evaluated the need for an offsetting valuation allowance. Management considered securities that we expect to recover to cost as well as tax planning strategies and determined that we would recover the deferred tax asset in future periods, and thus, an allowance was not recorded at March 31, 2009.
NOTE 9 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL
EFL is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended March 31,
(in thousands)	2009	2008
Revenues	$22,472	$26,658
Benefits and expenses	28,704	29,376
Loss before income taxes	(6,232)	(2,718)
Net loss	(9,252)	(1,645)
Comprehensive income (loss)	1,512	(708)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL (Continued)
EFL recognized impairment charges of $13.9 million and $14.9 million in the first quarters of 2009 and 2008, respectively. The 2009 impairments were primarily related to its bonds and preferred stock in the financial services industry sector. A deferred tax asset valuation allowance of $38.0 million was recorded at March 31, 2009 related to these and previously recorded impairments where the related deferred tax asset is not expected to be realized. EFL recognized losses on its limited partnership investments of $2.9 million in the first quarter of 2009 compared to earnings of $0.5 million in the first quarter of 2008. Given the quarter lag in the receipt of general partner financial statements, which are the basis for valuation of limited partnership interests, the limited partnership investment losses recognized in the first quarter of 2009, reflect the volatility in market conditions experienced in the fourth quarter of 2008.

	As of
	March 31,	December 31,
(in thousands)	2009	2008
Investments	$1,317,742	$1,327,553
Total assets	1,669,212	1,645,249
Liabilities	1,532,527	1,510,076
Accumulated other comprehensive loss	(60,902)	(71,666)
Total shareholders’ equity	136,685	135,173
Book value per share	$14.46	$14.30
NOTE 10 — POSTRETIREMENT BENEFITS
The liabilities for the plans described in this note are presented in total for all employees of the Group. The gross liability for the pension plans is presented in the Consolidated Statements of Financial Position as employee benefit obligations. A portion of annual expenses related to the pension plans is allocated to related entities within the Group.
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The components of net periodic benefit cost for our pension benefits are:

	Three months ended
	March 31,
(in thousands)	2009	2008
Service cost	$3,875	$3,102
Interest cost	4,950	4,509
Expected return on plan assets	(6,000)	(6,042)
Amortization of prior service cost	175	108
Amortization of actuarial loss	950	2

Net periodic benefit cost	$3,950	$1,679

The increase in the net periodic benefit cost of the pension plans is primarily due to a change in discount rate to 6.06% for 2009 compared to 6.62% in 2008. The increase in amortization of actuarial loss is a result of the significant difference between the defined benefit pension plan’s actual investment returns in 2008 and the expected returns assumed. These experience losses are being amortized over the average remaining service period of the employee group covered under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to us, of $0.4 million in each of the first quarters ended March 31, 2009 and 2008.
NOTE 12 — STATUTORY INFORMATION
Cash and securities with carrying value of $6.7 million and $6.6 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements at March 31, 2009 and December 31, 2008, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $81.8 million of additional funds in limited partnership investments at March 31, 2009. These commitments will be funded as required by the partnerships’ agreements which generally expire in 2012. At March 31, 2009, the total commitment to fund limited partnerships that invest in private equity securities is $37.8 million, real estate activities is $26.5 million and mezzanine debt securities is $17.5 million.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.
NOTE 14 — VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance company, domiciled in Pennsylvania, for which we serve as attorney-in-fact. We hold a variable interest in the Exchange, however, we are not the primary beneficiary as defined under Financial Accounting Standards Interpretation 46, “Consolidation of Variable Interest Entities.” We have a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. The additional disclosure about our involvement with variable interest entities as required by FSP No. FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities,” effective for interim and annual periods ending after December 15, 2008, are included in this footnote.
We hold a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange; however, we do not qualify as the primary beneficiary under Financial Accounting Standards Interpretation 46(R), “Consolidation of Variable Interest Entities.” Our consolidation conclusion has not changed from December 31, 2008.
The Exchange is a reciprocal insurer domiciled in the Commonwealth of Pennsylvania that underwrites a broad line of personal and commercial business, including private passenger auto, homeowners and commercial multi-peril insurance. Direct written premiums of the Exchange totaled $760.3 million and $761.8 for the first quarters of 2009 and 2008, respectively. These premiums, along with investment income are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus was $3.6 billion and $4.0 billion at March 31, 2009 and December 31, 2008, respectively.
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
We calculate the amount of variability absorbed by us and compare it to the total variability absorbed by all variable interest holders of the Exchange. In the modeled result we absorb approximately 2% of the total variability of the Exchange at December 31, 2008 which is well below the majority and supports the conclusion that the Company is not the primary beneficiary of the Exchange. No changes or triggering events have occurred in the first quarter 2009 that would require reconsideration of this conclusion.
We have not provided financial or other support to the Exchange for the reporting periods presented, that we were not previously contractually required to provide. At March 31, 2009, there are no explicit arrangements that would require us to provide future support to the Exchange.
We have a significant interest in the financial condition of the Exchange:
•	Our management fee revenues made up 86% of our total revenues for the period ended March 31, 2009. This proportion was greater than the historical percentage which has approximated 72%. Our limited partnership investments generated significant losses as a result of the volatile market conditions experienced in the fourth quarter of 2008. Given the quarter lag in receipt of general partner financial statements, which serve as the basis for valuing limited partnership interests, these fourth quarter 2008 results are included in our first quarter 2009 results. Excluding the limited partnership market value adjustments, management fee revenues accounted for 77% of our 2009 total revenues. These management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.

•	We participate in the underwriting results of the Exchange through the pooling arrangement in which our insurance subsidiaries have a 5.5% participation. If the Exchange were to default, our insurance subsidiaries would be liable for the policies that they wrote directly. Our property/casualty insurance subsidiaries wrote approximately 16% of the direct written premiums of the Property and Casualty Group in the first quarter 2009.

•	A concentration of credit risk exists, and our exposure is limited to the unsecured receivables due from the Exchange for our management fee, costs and reimbursements that are reflected on our Consolidated Statements of Financial Position.

We have no obligation related to any underwriting and/or investment losses experienced by the Exchange. We would however be adversely impacted if the Exchange incurred significant underwriting and/or investment losses. If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and as a consequence the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group in which we have a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate received by us would be reduced. See also the risk factors relating to the business of the Property and Casualty Group in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 26, 2009.
The Exchange has available a $75 million line of credit with a bank that expires on December 31, 2009. There were no borrowings under the line at March 31, 2009. Bonds with a fair value of $109.5 million were pledged as collateral on the line at March 31, 2009. These securities have no restrictions. The bank requires compliance with certain covenants, which include minimum statutory surplus and risk based capital ratios. The Exchange was in compliance with all bank covenants at March 31, 2009.
The Exchange has contractual commitments to invest up to $613.7 million related to its limited partnership investments at March 31, 2009. These commitments will be funded as required by the partnerships’ agreements which generally expire in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 — VARIABLE INTEREST ENTITY (Continued)
2014. At March 31, 2009, the total remaining commitment to fund limited partnerships that invest in private equity securities was $287.9 million, real estate activities was $213.5 million and mezzanine debt securities was $112.3 million.
The financial statements of the Exchange are prepared in accordance with statutory accounting principles (SAP) prescribed by the Commonwealth of Pennsylvania. The Exchange is not required to prepare financial statements in accordance with GAAP. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, deferred tax assets, assets for estimated salvage and subrogation recoveries and unearned subscriber fees. Fixed maturities investments are carried at amortized cost and subject to impairment accounting. At March 31, 2009, the market value of fixed maturities was $155.4 million less than the carrying cost. Equity securities are carried at market value.
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
     Erie Insurance Exchange — Condensed statutory statements of operations

	Three months ended March 31,
(in thousands)	2009	2008
Premiums earned	$884,251	$887,492
Losses, loss adjustment expenses and other underwriting expenses*	994,659	821,418

Net underwriting (loss) income	(110,408)	66,074
Total investment (loss) income	(191,691)	30,229

Net (loss) income before federal income tax	(302,099)	96,303
Federal income tax (benefit) expense	(53,220)	60,800

Net (loss) income	$(248,879)	$35,503

*	Includes management fees paid or accrued as payable to the Company.
The Exchange had catastrophe losses of $68.6 million and $14.4 million in the first quarters of 2009 and 2008, respectively. Catastrophes in the first quarter of 2009 included wind and hail storms primarily in Pennsylvania and Ohio. The Exchange was also impacted in the first quarter of 2009 by adverse development of prior accident year loss reserves primarily as the result of increasing loss cost trends on automobile bodily injury and commercial liability claims, compared to favorable development in the first quarter of 2008.
As with our investments, the Exchange’s investment portfolio was impacted by declines in the value of securities related to current market conditions. In the first quarter 2009, the Exchange recognized impairment charges of $213.3 million, including $20.2 million on fixed maturities, $70.2 million on common stock, $32.6 million on preferred securities, and $90.3 million on limited partnerships. In the first quarter of 2008, impairment charges totaled $109.8 million. Under statutory accounting, deferred tax assets on realized capital losses from impairments of investments are reflected as a change in surplus rather than in deferred income taxes on the statement of operations. Deferred taxes on impairment charges totaled $74.6 million in the first quarter of 2009. These deferred taxes were not expected to reverse in one year and are nonadmitted on the statutory balance sheet resulting in a charge to surplus.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 — VARIABLE INTEREST ENTITY (Continued)
     Erie Insurance Exchange — Condensed statutory statements of financial position

	As of
	March 31,	December 31,
(in thousands)	2009	2008
Fixed maturities	$4,080,707	$4,119,753
Equity securities	1,663,769	1,900,320
Alternative investments	1,218,782	1,340,047
Other invested assets	396,911	235,607

Total invested assets	7,360,169	7,595,727
Other assets	1,359,259	1,552,902

Total assets	$8,719,428	$9,148,629

Loss and loss adjustment expense reserves	$3,409,514	$3,323,704
Unearned premium reserves	1,445,085	1,444,536
Accrued liabilities	246,521	334,399

Total liabilities	5,101,120	5,102,639
Total policyholders’ surplus	3,618,308	4,045,990

Total liabilities and policyholders’ surplus	$8,719,428	$9,148,629

     Erie Insurance Exchange — Condensed statutory statements of cash flows

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities
Premiums collected net of reinsurance	$876,276	$869,975
Losses and loss adjustment expenses paid	(569,638)	(518,634)
Management fee and expenses paid	(423,916)	(318,634)
Net investment income received	86,540	142,339
Federal income taxes and other expenses (recovered)	211,709	(7,063)

Net cash provided by operating activities	180,971	167,983

Net cash used in investing activities	(25,529)	(15,801)

Net cash (used in) provided by financing activities	(7,196)	1,010

Net increase in cash and cash equivalents	148,246	153,192
Cash and cash equivalents-beginning of period	203,193	98,712

Cash and cash equivalents-end of period	$351,439	$251,904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — SEGMENT INFORMATION
We operate our business as three reportable segments — management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 26, 2009. The management fee revenues received from the property/casualty insurance subsidiaries are not eliminated in the segment detail that follows as management bases its decisions on the segment presentation. Summarized financial information for our operating segments is presented as follows:

	Three months ended March 31,
(in thousands)	2009	2008
Management operations
Operating revenue
Management fee revenue	$229,769	$229,599
Service agreement revenue	8,578	7,391

Total operating revenue	238,347	236,990
Cost of management operations	193,273	191,660

Income before income taxes	$45,074	$45,330

Net income from management operations	$31,146	$30,807

Insurance underwriting operations
Operating revenue
Premiums earned:
Personal lines	$37,028	$36,420
Commercial lines	14,886	15,433
Reinsurance — nonaffiliates	(164)	73

Total premiums earned	51,750	51,926

Operating expenses
Losses and expenses:
Personal lines	41,551	32,192
Commercial lines	15,304	14,971
Reinsurance — nonaffiliates	696	683

Total losses and expenses	57,551	47,846

(Loss) income before income taxes	$(5,801)	$4,080

Net (loss) income from insurance underwriting operations	$(4,008)	$2,773

Investment operations
Investment income, net of expenses	$12,511	$11,672
Net realized losses on investments	(8,442)	(24,579)
Equity in (losses) earnings of limited partnerships	(28,030)	7,978

Total investment loss-unaffiliated	$(23,961)	$(4,929)

Net loss from investment operations	$(14,449)	$(3,350)

Equity in losses of EFL, net of tax	$(1,560)	$(253)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — SEGMENT INFORMATION (Continued)
A reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(in thousands)	2009	2008
Segment revenues, excluding investment operations	$290,097	$288,916
Elimination of intersegment management fee revenues	(12,664)	(12,628)

Total operating revenues	$277,433	$276,288

Segment operating expenses	$250,824	$239,506
Elimination of intersegment management fee revenue	(12,664)	(12,628)

Total operating expenses	$238,160	$226,878

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
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate

12/31/2007	1,651,234	1.1%	1,413,712	2.6%	321,431	6.6%	3,386,377	2.2%
03/31/2008	1,655,869	1.2	1,420,250	2.6	325,926	6.7	3,402,045	2.3
06/30/2008	1,667,446	1.4	1,433,504	2.5	332,922	6.8	3,433,872	2.4
09/30/2008	1,677,151	1.7	1,446,779	2.7	340,566	7.5	3,464,496	2.7
12/31/2008	1,683,526	2.0	1,454,797	2.9	346,953	7.9	3,485,276	2.9
03/31/2009	1,694,583	2.3	1,466,227	3.2	353,470	8.5	3,514,280	3.3

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate

12/31/2007	122,558	2.3%	228,214	4.4%	54,720	1.5%	96,464	4.1%	501,956	3.5%
03/31/2008	122,882	2.5	229,577	4.7	54,927	2.7	96,511	3.9	503,897	3.8
06/30/2008	123,955	1.9	234,393	4.8	55,801	3.4	97,745	3.3	511,894	3.7
09/30/2008	124,418	1.9	236,994	4.7	56,381	3.8	98,786	2.7	516,579	3.5
12/31/2008	124,205	1.3	237,228	3.9	56,704	3.6	98,796	2.4	516,933	3.0
03/31/2009	123,747	0.7	236,804	3.1	56,661	3.2	98,622	2.2	515,834	2.4

*	CML = Commercial

Date	Total All Lines	12-mth. growth rate

12/31/2007	3,888,333	2.4%
03/31/2008	3,905,942	2.5
06/30/2008	3,945,766	2.5
09/30/2008	3,981,075	2.8
12/31/2008	4,002,209	2.9
03/31/2009	4,030,114	3.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — SEGMENT INFORMATION (Continued)
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines

12/31/2007	91.5%	88.2%	90.3%	86.0%	86.8%	87.8%	90.2%
03/31/2008	91.6	88.4	90.5	86.5	87.6	87.9	90.4
06/30/2008	91.6	87.9	90.7	86.2	87.5	88.1	90.4
09/30/2008	91.7	87.8	91.0	86.0	87.2	88.2	90.5
12/31/2008	91.8	87.6	91.1	85.6	86.6	88.5	90.6
03/31/2009	91.9	87.5	91.4	85.7	86.3	88.8	90.8

*	CML = Commercial
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change

12/31/2007	$1,092	(1.6)%	$518	(1.5)%	$353	1.1%	$782	(1.9)%
03/31/2008	1,091	(0.8)	518	(1.1)	354	1.4	781	(1.3)
06/30/2008	1,088	(0.5)	514	(1.2)	353	0.6	777	(1.1)
09/30/2008	1,086	(0.6)	511	(1.5)	354	0.6	774	(1.1)
12/31/2008	1,085	(0.6)	511	(1.4)	356	0.8	773	(1.2)
03/31/2009	1,081	(0.9)	512	(1.2)	358	1.1	771	(1.3)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change

12/31/2007	$2,577	(4.1)%	$5,602	(6.4)%	$1,581	(4.6)%	$2,262	(5.5)%	$973	(2.8)%
03/31/2008	2,568	(3.6)	5,453	(7.8)	1,576	(4.0)	2,240	(5.3)	969	(2.2)
06/30/2008	2,530	(3.7)	5,236	(11.3)	1,546	(4.3)	2,187	(6.3)	960	(2.4)
09/30/2008	2,514	(3.3)	5,067	(12.3)	1,536	(3.5)	2,157	(6.0)	953	(2.6)
12/31/2008	2,505	(2.8)	4,951	(11.6)	1,533	(3.0)	2,141	(5.3)	949	(2.5)
03/31/2009	2,483	(3.3)	4,792	(12.1)	1,537	(2.5)	2,122	(5.3)	944	(2.6)

*	CML = Commercial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1. of this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 26, 2009. The following discussion of financial results focuses heavily on our three segments: management operations, insurance underwriting operations and investment operations, consistent with the presentation in Item 1. Note 15 in the Notes to Consolidated Financial Statements. That presentation, which management uses internally to monitor and evaluate results, is an alternative presentation of our Consolidated Statements of Operations.
Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not in the present or past tense and can generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “plan,” “project,” “seek,” “should,” “target,” “will,” and other expressions that indicate future trends and events. Forward-looking statements include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Examples of such statements are discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volumes, and agency appointments. Such statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the risks and uncertainties that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements are the following: factors affecting the property/casualty and life insurance industries generally, including price competition, legislative and regulatory developments, government regulation of the insurance industry including approval of rate increases, the size, frequency and severity of claims, natural disasters, exposure to environmental claims, fluctuations in interest rates, inflation and general business conditions; the geographic concentration of our business as a result of being a regional company; the accuracy of our pricing and loss reserving methodologies; changes in driving habits; our ability to maintain our business operations including our information technology system; our dependence on the independent agency system; the quality and liquidity of our investment portfolio; our dependence on our relationship with Erie Insurance Exchange; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including those described in Part I, “Item 1A. Risk Factors” of the 2008 Form 10-K, which information is incorporated by reference, updated by Part II, “Item 1A. Risk Factors” of this Form 10-Q. A forward-looking statement speaks only as of the date on which it is made and reflects the Company’s analysis only as of that date. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We serve as the attorney-in-fact for the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, and our three property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through over 2,000 independent agencies comprising over 8,800 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and Erie Family Life Insurance Company (EFL), operate collectively as the Erie Insurance Group.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
OVERVIEW
The property/casualty insurance industry has been well capitalized in recent years, however, the continued distress in the securities markets, the volatile economic environment, and the return of severe storm losses have all taken a toll on industry results. These continued adverse market conditions for insurers in 2009 may be a precursor to increases in pricing on property and casualty policies. Conning Research & Consulting is predicting that slower economic growth in 2009 will contribute to slow exposure growth. While premium rates appear to be hardening, the effect of the softening economy, in terms of auto and home sales, could lead to weakness in the growth of top line premium. The cyclical nature of the insurance industry has a direct impact on our income from management operations as our management fee revenues are based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Our management fee revenue reflected minimal growth of 0.1%, as the direct written premiums of the Property and Casualty Group increased only 0.3% in the first quarter of 2009 compared to the first quarter of 2008.
The financial information presented herein reflects our management operations from serving as attorney-in-fact for the Exchange, our insurance underwriting results from our wholly-owned subsidiaries (EIC, EINY and EIPC) and our investment operations. The bases of calculations used for segment data are described in more detail in Item 1. Note 15 in the Notes to Consolidated Financial Statements.
SEGMENT RESULTS

	Three months ended March 31,
(dollars in thousands, except per share data)	2009	2008	% Change

	(Unaudited)
Income from management operations	$45,074	$45,330	(0.6)%
Underwriting (loss) income	(5,801)	4,080	NM
Net (loss) revenue from investment operations	(25,639)	(5,201)	NM

Income before income taxes	13,634	44,209	(69.2)
Provision for income taxes	2,505	14,232	(82.4)

Net income	$11,129	$29,977	(62.9)

Net income per share — diluted	$0.19	$0.51	(61.9)%

NM = not meaningful
Key points:
•	Decrease in net income per share-diluted in the first quarter of 2009 was impacted by losses from our limited partnership investments of $28.0 million and underwriting losses driven by increased catastrophe losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Gross margins from management operations decreased slightly to 18.9% in the first quarter of 2009 from 19.1% in the first quarter of 2008.

•	GAAP combined ratios of the insurance underwriting operations increased to 111.2% in the first quarter of 2009 from 92.1% in the first quarter of 2008 driven by higher catastrophe losses and adverse development of prior accident year loss reserves.

•	Annualized effective tax rate of 30.9% in the first quarter of 2009 was benefited primarily by a $1.3 million reduction of a deferred tax asset valuation allowance based on management’s assessment that the deferred tax asset will be fully utilized.
Our cost of management operations increased 0.8% to $193.3 million in the first quarter of 2009 driven by an increase in all other operating costs of $1.6 million primarily as the result of additional contract labor costs related to various technology initiatives.
Our insurance underwriting operations experienced higher catastrophe losses of $4.0 million in the first quarter of 2009 compared to $0.8 million in the first quarter of 2008. Adverse development of prior accident year loss and loss adjustment expense reserves of $2.1 million was experienced in the first quarter of 2009, compared to $2.7 million of favorable development in the first quarter of 2008.
The upheaval in the financial markets continues to have a negative impact on our investment operations. We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary. The impairment charges we recognized in the first quarter of 2009 of $4.6 million were the result of writedowns in value due to continued declines in fair value and credit deterioration on certain of our bonds and preferred stocks in the financial services industry sector.
ANALYSIS OF BUSINESS SEGMENTS
MANAGEMENT OPERATIONS

	Three months ended March 31,
(dollars in thousands)	2009	2008	% Change

	(Unaudited)
Management fee revenue	$229,769	$229,599	0.1%
Service agreement revenue	8,578	7,391	16.1

Total revenue from management operations	238,347	236,990	0.6
Cost of management operations	193,273	191,660	0.8

Income from management operations	$45,074	$45,330	(0.6)%

Gross margin	18.9%	19.1%

Key Points:
•	The management fee rate was 25% in 2009 and 2008.

•	Direct written premiums of the Property and Casualty Group increased 0.3% in the first quarter of 2009 compared to the first quarter of 2008.
•	Year-over-year policies in force grew 3.2%, or 124,172 policies, to 4,030,114 at March 31, 2009 compared to year-over-year growth of 94,219 policies in the first quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Year-over-year average premium per policy was $944 and $969 at March 31, 2009 and 2008, respectively, a decrease of 2.6%.

•	During the first quarter of 2009, premium rate changes resulted in a $4.9 million decrease in written premiums.
•	Commission costs decreased 0.4% and costs other than commissions increased 3.4% in the first quarter.
•	Estimates for agent bonuses decreased $1.8 million offset by a $1.5 million increase in scheduled and accelerated rate commissions compared to the first quarter of 2008.

•	All other operating costs increased 12.2%, or $1.6 million, primarily as the result of additional contract labor costs related to various technology initiatives.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended March 31,
(dollars in thousands)	2009	2008	% Change

	(Unaudited)
Private passenger auto	$441,483	$436,999	1.0%
Homeowners	158,724	151,137	5.0
Commercial multi-peril	116,067	114,975	0.9
Commercial auto	79,003	82,870	(4.7)
Workers compensation	75,634	84,857	(10.9)
All other lines of business	50,166	47,558	5.5

Property and Casualty Group direct written premiums	$921,077	$918,396	0.3%
Management fee rate	25.00%	25.00%

Management fee revenue, gross	$230,269	$229,599	0.3%
Change in allowance for management fee returned on cancelled policies(1)	(500)	0	NM

Management fee revenue, net of allowance	$229,769	$229,599	0.1%

NM = not meaningful

(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Direct written premiums of the Property and Casualty Group increased 0.3% to $921.1 million in the first quarter of 2009 reflecting an increase in policies in force offset by reductions in average premium. Total year-over-year policies in force increased by 3.2% to 4,030,114 at March 31, 2009. Growth in policies in force is the result of continuing improvements in policyholder retention and increased new policies sold. The year-over-year average premium per policy declined 2.6% to $944 at March 31, 2009 from $969 at March 31, 2008. The impact of these rate decreases is seen primarily in the renewal premiums.
Premiums generated from new business increased 4.4% to $98.6 million from $94.5 million in the first quarter of 2009 as compared to 2008. Underlying the trend in new business premiums is an increase in new business policies in force of 4.6% to 484,801 at March 31, 2009 from 463,478 at March 31, 2008, while the year-over-year average premium per policy on new business decreased 1.3% to $860 at March 31, 2009 from $872 at March 31, 2008.
Premiums generated from renewal business decreased 0.2% to $822.4 million from $823.9 million at March 31, 2009 and 2008, respectively. Renewal policies in force increased 3.0% to 3,545,313 from 3,442,464, while the year-over-year average premium per policy on renewal business decreased 2.8% to $955 from $982 for the same respective periods in 2009 and 2008. The Property and Casualty Group’s policy retention ratio has been steadily improving to a twelve-month moving

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
average of 90.8% in the first quarter of 2009, up from 90.6% in the fourth quarter of 2008. The policy retention ratio was 90.4% in the first quarter 2008.
Personal lines — The Property and Casualty Group’s personal lines new business premiums written increased 12.2% to $65.7 million in the first quarter of 2009 compared to $58.6 million in the first quarter of 2008. Personal lines new policies in force increased 5.8% to 399,437 for the twelve months ended March 31, 2009 compared to 377,529 for the twelve months ended March 31, 2008, while the year-over-year average premium per policy declined 0.5% to $686 at March 31, 2009, from $689 at March 31, 2008.
Private passenger auto new premiums written increased 13.1% to $43.2 million during the first quarter of 2009 driven by a 9.6% increase in new business policies in force to 173,629 for the twelve months ended March 31, 2009. The private passenger auto new business year-over-year average premium per policy decreased 1.6% to $1,009 at March 31, 2009. A private passenger auto incentive program has been in place since July 2006 to stimulate policy growth and has contributed to the increase in new business policies in force. See “Private Passenger Auto Bonus” section for further details of the change.
Renewal premiums written on personal lines policies increased during the first quarter of 2009 to $564.5 million from $556.4 million, or 1.5%. The impact of rate reductions was offset by improving policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business decreased 1.3% to $781 at March 31, 2009 from $792 at March 31, 2008. The year-over-year policy retention ratio for private passenger auto improved to 91.9% at March 31, 2009, from 91.8% at December 31, 2008 and 91.6% at March 31, 2008, while the policy retention for homeowners improved to 91.4% at March 31, 2009, from 91.1% at December 31, 2008 and 90.5% at March 31, 2008.
Commercial lines — The commercial lines new business premiums written decreased 8.1% to $32.8 million in the first quarter of 2009 from $35.7 million in the first quarter of 2008. Commercial lines new policies in force decreased 0.7% to 85,364 for the twelve months ended March 31, 2009, while the average premium per policy on commercial lines increased 0.2%.
Renewal premiums for commercial lines decreased 3.6% to $258.0 million from $267.5 million in the first three months of 2009 compared to 2008. While renewal policies in force increased 3.0% to 430,470 for the twelve months ended March 31, 2009, the year-over-year average premium per policy on commercial lines renewal business declined 6.3% due primarily to the workers compensation and commercial auto line of business. The workers compensation and commercial auto year-over-year average premium per policy decreased 12.3% and 3.7%, respectively, at March 31, 2009.
Future trends — premium revenue — We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of our agency force will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. We appointed 31 new agencies in the first three months of 2009, for a total of 2,029 agencies at March 31, 2009. We expect to meet our goal of appointing 127 new agencies in 2009. In 2008, we appointed 156 new agencies. We expect our pricing actions to result in a net increase in direct written premium in 2009. The current economic conditions could also impact the average premium written by the Property and Casualty Group as consumers reduce coverages and there are fewer automobiles and homes sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of management operations

	Three months ended March 31,
(in thousands)	2009	2008	% Change

	(Unaudited)
Commissions	$129,249	$129,758	(0.4)%

Personnel costs	36,433	36,975	(1.5)
Survey and underwriting costs	6,434	5,915	8.8
Sales and policy issuance costs	6,104	5,594	9.1
All other operating costs	15,053	13,418	12.2

Non-commission expense	64,024	61,902	3.4

Total cost of management operations	$193,273	$191,660	0.8%

Key Points:
•	Included in the $0.5 million decrease in first quarter 2009 commissions are:
•	a decrease in the estimate for agent bonuses of $1.8 million, offset by;

•	an increase in normal and accelerated rate commissions of $1.5 million, driven by a 0.3% increase in the direct written premiums of the Property and Casualty Group, as well as an increase in certain commercial commission rates.
•	Personnel costs decreased 1.5% in the first quarter of 2009 driven by a decrease in executive severance costs to $0.5 million in the first quarter of 2009 from $1.1 million in the first quarter of 2008.

•	All other operating costs increased $1.6 million primarily as the result of contract labor costs related to various technology initiatives.
Commissions
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended March 31,
(in thousands)	2009	2008	% Change

	(Unaudited)
Scheduled rate commissions	$110,248	$108,824	1.3%
Accelerated rate commissions	1,016	970	4.7
Agent bonuses	16,003	17,774	(10.0)
Promotional incentives	619	761	(18.7)
$50 private passenger auto bonus	1,663	1,429	16.4
Change in commissions allowance for mid-term policy cancellations	(300)	0	NM

Total commissions	$129,249	$129,758	(0.4)%

NM = not meaningful
Scheduled and accelerated rate commissions — Scheduled rate commissions were impacted by the 0.3% increase in the direct written premiums of the Property and Casualty Group in the first quarter of 2009 compared to the first quarter of 2008. Also, effective July 1, 2008, commission rates were increased for certain commercial lines new business premiums, which added $0.5 million to the first quarter of 2009 scheduled rate commissions.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years of operations. Accelerated rate commissions increased during the first quarter of 2009 as expected given the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
additional new agency appointments in recent years as part of our growth strategy. We appointed 139 new agencies in 2006, 214 in 2007 and 156 in 2008. In the first quarter of 2009 we appointed another 31 new agencies and expect to appoint a total of 127 for the year.
Agent bonuses — Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years’ actual underwriting data by agency combined with the current year-to-date actual data and projected underwriting data for the remainder of the current year. The decrease in the estimate for agent bonuses in the first quarter of 2009 reflects a reduction in our estimate of the profitability component of the bonus due to factoring in the most recent year’s underwriting data. The agent bonus award is estimated at $65.0 million for 2009. At March 31, 2008, the agent bonus award was estimated at an annualized $70 million.
Private passenger auto bonus — In July 2006, an incentive program was implemented that pays a $50 bonus to agents for each qualifying new private passenger auto policy issued. Effective June 1, 2008, a tiered payout structure was introduced. The new structure pays out between $50 and $200 per new private passenger auto policy based on the number of qualifying new private passenger auto policies placed by an agency each year. Additional commission expense of $0.1 million was recorded in the first quarter of 2009 as a result of the new tiered bonus structure. These incentive program costs are expected to total $10 million for 2009.
Other costs of management operations
The cost of management operations excluding commission costs increased 3.4% for the first quarter of 2009. Personnel costs decreased 1.5%, or $0.5 million, in the first quarter of 2009. Executive severance costs were $0.5 million in the first quarter of 2009 compared to $1.1 million in the first quarter of 2008. Offsetting this decrease was a $0.4 million increase in employee benefit costs, driven by higher pension benefit costs due to the change in the discount rate assumption used to calculate the pension expense to 6.06% in 2009 from 6.62% in 2008.
All other operating costs increased 12.2%, or $1.6 million, in the first quarter of 2009 compared to the first quarter of 2008. First quarter of 2009 consulting fees increased $1.9 million primarily due to contract labor costs related to various technology initiatives.
During 2008 and continuing in 2009, we are making investments to support our efforts to increase sales and improve our operating performance. As noted previously, increased expenses related to commissions and incentive changes, as well as investments in new information technology are being incurred. See also “Factors That May Affect Future Results.”
Future trends — cost of management operations — The competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting activities and policy issuance activities performed by us for the Property and Casualty Group. Management’s goal remains to better align our growth in costs to our growth in premium over the long-term.
Our original estimate for growth in non-commission operating expenses for the year 2009 was 16% primarily as a result of the planned spending on various information technology initiatives aimed at improving operating performance. We hired a new senior vice president of information technology who is in the process of evaluating these technology initiatives to better estimate the spending requirement. We expect the costs will be lower than the original projection. See also, “Factors That May Affect Future Results.”
In 2009, our retirement plan GAAP benefit expenses are expected to increase approximately $10 million for all retirement plans as the assumed discount rate used to calculate the pension costs decreased from 6.62% used in 2008 to 6.06% for 2009. Although we are the sponsor of these postretirement plans and record on our balance sheet the funded status of these plans, generally the Exchange and EFL reimburse us for about 50% of the annual benefit expense of these plans.

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

	Three months ended March 31,
(in thousands)	2009	2008	% Change
	(Unaudited)
Premiums earned	$51,750	$51,926	(0.3)%

Losses and loss adjustment expenses incurred	43,004	33,760	27.4
Policy acquisition and other underwriting expenses	14,547	14,086	3.3

Total losses and expenses	57,551	47,846	20.3

Underwriting income	$(5,801)	$4,080	NM

NM = not meaningful
Key Points:
•	Catastrophe losses, a majority of which were from wind and hail storms in Pennsylvania and Ohio in 2009, contributed 7.7 points and 1.6 points to the GAAP combined ratio in the first quarters of 2009 and 2008, respectively.

•	The loss and loss adjustment expense ratio related to the current accident year, excluding catastrophe losses, was 74.0% in the first quarter of 2009, which was 3.1 points higher than the first quarter of 2008.

•	Development of prior accident year loss reserves contributed 4.0 points, or $2.1 million, to the combined ratio in the first quarter of 2009, compared to an improvement of 5.3 points for the first quarter of 2008.

	Three months ended March 31,
Profitability Measures	2009	2008

Erie Indemnity Company GAAP loss and LAE ratio(1)	83.1%	65.0%
Erie Indemnity Company GAAP combined ratio(2)	111.2	92.1
P&C Group statutory combined ratio	112.6	93.0
P&C Group adjusted statutory combined ratio(3)	108.6	88.9
Direct business:
Personal lines adjusted statutory combined ratio(4)	109.2	85.3
Commercial lines adjusted statutory combined ratio(5)	99.4	91.7

Prior accident year reserve development — deficiency (redundancy)	4.0	(5.3)
Prior year salvage and subrogation recoveries collected	(3.2)	(3.3)

Total loss ratio points from prior accident years	0.8%	(8.6)%

(1)	The GAAP loss and LAE ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses incurred to earned premiums for our property/casualty insurance subsidiaries.

(2)	The GAAP combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums for our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments.

(3)	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.

(4)	The personal lines adjusted statutory combined ratio increase is due to increased catastrophe losses, adverse development in 2009 compared to positive developments in 2008, and increases in current year frequency and severity trends on homeowners and private passenger auto claims.

(5)	The commercial lines adjusted statutory combined ratio increase is due to increased catastrophe losses, adverse development in 2009 compared to positive developments in 2008, and increasing loss cost trends on commercial liability claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Development of direct loss reserves on prior accident years
Our 5.5% share of the Property and Casualty Group’s development of prior accident year losses, after removing the effects of salvage and subrogation recoveries, contributed to the deterioration of the combined ratio in the first quarter of 2009 compared to 2008. The first quarter of 2009 resulted in adverse development of $2.1 million, which contributed 4.0 points to the combined ratio, compared to favorable development of $2.7 million in the first quarter of 2008, which improved the combined ratio by 5.3 points. The adverse development in 2009 was primarily the result of one large workers compensation claim combined with increasing loss cost trends on automobile bodily injury and commercial liability claims. The favorable development in 2008 was primarily the result of sustained improved severity trends on automobile bodily injury and on uninsured/underinsured motorist bodily injury.
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $4.0 million and $0.8 million in the first quarters of 2009 and 2008, respectively. Catastrophes in the first quarter of 2009 included wind and hail storms primarily in Pennsylvania and Ohio. Catastrophes in the first quarter of 2008 included wind, rain and hail storms in the states of Virginia, Tennessee and Pennsylvania. These catastrophe losses contributed 7.7 points and 1.6 points to the GAAP combined ratio in the first quarters of 2009 and 2008, respectively.
Underwriting losses are seasonally higher in the second and fourth quarters and as a consequence, our combined ratio generally increases as the year progresses. In the first quarter of 2009, our share of the reduction to incurred but not reported reserves related to seasonality adjustments was $1.8 million, compared to $3.5 million in the first quarter of 2008.
INVESTMENT OPERATIONS

	Three months ended March 31,
(in thousands)	2009	2008	% Change
		(Unaudited)

Net investment income	$12,511	$11,672	7.2%
Net realized losses on investments	(8,442)	(24,579)	(65.7)
Equity in (losses) earnings of limited partnerships	(28,030)	7,978	NM
Equity in losses of EFL	(1,678)	(272)	NM

Net loss from investment operations	$(25,639)	$(5,201)	NM

NM = not meaningful
KEY POINTS
•	Net investment income increased 7.2% for the quarter due to increased bond amortization.

•	Net realized losses on investments in the first quarter of 2009 include $4.6 million of impairment charges and $2.3 million of unrealized losses on trading securities. Impairment charges were $12.0 million in the first quarter of 2008 and unrealized losses on trading securities were $13.7 million.

•	Equity in earnings of limited partnerships decreased $36.0 million in the first quarter of 2009 compared to the first quarter of 2008 due to the general slowdown and continued economic downturn in the real estate markets.

•	Equity in losses of EFL declined $1.4 million primarily due to our share of losses from limited partnership investments and impairment charges recognized by EFL in the first quarter of 2009.
The financial statements prepared by the general partners, which serve as the primary basis for the valuation of limited partnership interests pertaining to the fourth quarter of 2008, were received during the first quarter of 2009. The significant decline in the equity in earnings of limited partnerships reflects volatility in market conditions experienced in the fourth quarter of 2008. Private equity and mezzanine debt limited partnerships generated losses of $5.0 million and earnings of $5.4 million for the quarters ended March 31, 2009 and 2008, respectively. Real estate limited partnerships generated losses of $23.0 million and earnings of $2.6 million in the first quarters of 2009 and 2008, respectively. As these investments are generally reported on a one- quarter lag, they do not reflect the market conditions in the first quarter of 2009. There may be additional deterioration reflected in the general partners’ first quarter 2009 financial statements, which we will receive in the second quarter of 2009. Such declines could be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At March 31, 2009, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $688.6 million, or 27.1%, of total assets.
Our investments are subject to certain risks, including interest rate and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 62.1% and 59.2% of invested assets at March 31, 2009 and December 31, 2008, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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
Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $216.1 million, or 37.7%, of the total fixed maturity portfolio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following is a breakdown of the fair value of our fixed maturity portfolio by industry sector as of March 31, 2009:

(in thousands)

	Fair	Percentage
	value	to total

Asset-backed securities	$5,558	1.0%
Basic materials	10,006	1.7
Communications	30,299	5.3
Consumer, cyclical	12,671	2.2
Consumer, non-cyclical	46,835	8.2
Diversified	1,014	0.2
Energy	32,438	5.7
Financial	131,925	23.0
Government	3,445	0.6
Government-municipal	216,121	37.7
Industrial	22,984	4.0
Mortgage securities	19,517	3.4
Technology	4,688	0.8
Utilities	35,606	6.2

Total	$573,107	100.0%

Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.
The following tables present an analysis of our preferred and common stock securities by industry sector at March 31, 2009:
(in thousands)
Preferred Stock

	Fair	Percentage
	value	to total

Communications	$1,255	2.8%
Energy	4,767	10.6
Financial	26,339	58.3
Government	157	0.3
Industrial	1,260	2.8
Technology	2,774	6.1
Utilities	8,606	19.1

Total	$45,158	100.0%

Common Stock

	Fair	Percentage
	value	to total

Basic materials	$1,262	4.3%
Communications	2,207	7.4
Consumer, cyclical	3,034	10.2
Consumer, non-cyclical	8,868	29.8
Diversified	334	1.1
Energy	1,989	6.7
Financial	6,163	20.7
Industrial	3,910	13.2
Technology	926	3.1
Utilities	1,039	3.5

Total	$29,732	100.0%

Limited partnership investments
In the first quarter of 2009, investments in limited partnerships decreased $25.2 million to $274.0 million due to fair value depreciation on existing limited partnerships. Mezzanine debt and real estate limited partnerships, which comprise 52.0% of the total limited partnerships, produce a more predictable earnings stream while private equity limited partnerships, which comprise 48.0% of the total limited partnerships, tend to provide a less predictable earnings stream but the potential for greater long-term returns.

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
Loss and loss adjustment expense reserves are presented in our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC. Our property/casualty insurance subsidiaries wrote about 16% of the direct property/casualty premiums of the Property and Casualty Group during the first three months of 2009. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset in our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of
	March 31,	December 31,
(in thousands)	2009	2008

Gross reserve liability:
Private passenger auto	$295,644	$295,174
Pre-1986 automobile catastrophic injury	158,541	167,748
Homeowners	34,362	28,984
Workers compensation	162,225	162,898
Workers compensation catastrophic injury	104,754	92,019
Commercial auto	72,585	75,480
Commercial multi-peril	84,793	76,584
All other lines of business	66,890	66,194

Gross reserves	979,794	965,081
Reinsurance recoverables	788,575	778,328

Net reserve liability	$191,219	$186,753

The reserves that have the greatest potential for variation are the catastrophic injury liability reserves. We are currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve catastrophic injuries. The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $516.9 million at March 31, 2009, which is net of $160.5 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net catastrophic injury liability reserves is $28.4 million at March 31, 2009, compared to $28.3 million at December 31, 2008. The decrease in the pre-1986 automobile catastrophic injury reserve at March 31, 2009, compared to December 31, 2008, was primarily due to continued lower cost expectations of future attendant care services combined with the death of one claimant, while the increase in the workers compensation catastrophic injury reserve was primarily due to one large workers compensation claim.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. Our liquidity requirements have been met primarily by funds generated from management operations, the net cash flows of our insurance subsidiaries 5.5% participation in the underwriting results of the reinsurance pool with the Exchange, and investment income from nonaffiliated investments. Cash provided from these sources is used primarily to fund the costs of management operations including salaries and wages, commissions, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology. We expect that our operating cash needs will be met by funds generated from operations. When cash provided by operating activities is in excess of our operating cash needs, we may use this excess to fund our investment portfolios. When funding requirements exceed operating cash flows, our investment portfolios may be used as a funding source. Continuing volatility in the financial markets presents challenges to us as we occasionally access our investment portfolio as a source of cash. Some of our fixed income investments, despite being publicly traded, are illiquid due to credit market conditions. Further volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts. Additionally, our limited partnership investments are illiquid. We believe we have sufficient liquidity to meet our needs from other sources even if credit market volatility persists throughout 2009. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” herein for further information on the risk of market volatility.
If the financial market volatility continues, we have the ability to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities future funding requirements could be met through: (1) a $100 million bank line of credit, from which we have no borrowings as of March 31, 2009, (2) dividend payments from our wholly-owned property/casualty insurance subsidiaries, EIC, EIPC and EICNY, up to their statutory limits totaling $23.0 million under current regulatory restrictions as of March 31, 2009, (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $107.3 million at March 31, 2009 and (4) the ability to curtail or modify discretionary cash outlays such as those related to our share repurchase activities until the investment markets better support our financing activities. Also, in the event an unanticipated liquidity demand was placed on us, the Exchange could be a source of liquidity. The Exchange has investments totaling $7.4 billion as of March 31, 2009 that could be used through intercompany borrowing arrangements for operating needs, dividends or share repurchases. We believe we have the funding sources available to us to support future cash flow requirements.
Cash flows provided by our operating activities totaled $55.3 million in the first quarter of 2009, compared to cash used of $13.8 million in the first quarter of 2008. The first quarter of 2009 had fewer distributions from our limited partnerships. Cash paid for agent bonuses in the first three months of 2009 was $80.0 million, which was accrued for at December 31, 2008. Our affiliated entities generally reimburse us about 50% of the net periodic benefit cost of the pension plan. Pension expense is anticipated to be approximately $10 million higher as a result of the change in discount rate to 6.06% in 2009 from 6.62% in 2008.
At March 31, 2008, we recorded a deferred tax asset of $85.3 million, which included $21.5 million relating to unrealized and realized net capital losses that have not yet been recognized for tax purposes. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the losses ultimately recognized for tax purposes will be fully utilized. As such, there was no deferred tax valuation allowance recorded at March 31, 2009.
We have the ability to carry back capital losses of $98.3 million as a result of gains recognized in prior years. We have disposed of assets with tax losses of approximately $32.2 million to carry back against these gains. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows used in investing activities totaled $14.2 million in the first quarter of 2009, compared to $2.5 million in the first quarter of 2008, impacted by fewer reinvestments as a result of our continued share repurchase activity. Also impacting our future investing activities are our limited partnership commitments, which at March 31, 2009 totaled $81.8 million and are required to be funded through 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During the first quarter of 2009, we repurchased 42,200 shares of our outstanding Class A common stock at a total cost of $1.2 million in conjunction with our stock repurchase plan that was authorized by our Board of Directors in April 2008. At March 31, 2009, approximately $88.7 million of repurchase authority remains under this plan through June 30, 2009. (See Part II of Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.) We plan to continue to repurchase shares through the program when cash is available for this purpose.
The first quarter of 2008 financing activities included borrowings of $75.0 million on our bank line of credit for certain intercompany cash settlement needs. This amount was repaid in full by December 31, 2008. This line of credit was extended to December 31, 2009. There were no borrowings on this line as of March 31, 2009.
CRITICAL ACCOUNTING ESTIMATES
We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, reserves for property/casualty insurance unpaid losses and loss adjustment expenses and retirement benefits. While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided. Our most critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to the policies surrounding these estimates since that time.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities or limited partnership investments, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. A decline in surplus could also result from variability in investment markets as realized and unrealized losses are recognized. Due to the continued distress in the securities markets, the Exchange recognized impairment charges of $213.3 million in the first quarter of 2009. To the extent the market downturn continues, the Exchange’s investment portfolio may continue to be impacted. The Exchange may also need to provide capital support to EFL. EFL’s capital has declined as a result of realized and unrealized investment losses due to the turmoil in the financial markets in the second half of 2008 and the continued volatility in 2009. Despite these recent market events, at March 31, 2009, the Exchange had $3.6 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1.
The Exchange has strong underlying operating cash flows and sufficient liquidity to meet its needs, including the ability to pay the management fees owed to us. Through the three months ended March 31, 2009, the Exchange generated $181.0 million in cash flows from operating activities. At March 31, 2009 the Exchange had $351.4 million in cash and cash equivalents. The Exchange also has an unused $75 million bank line of credit at March 31, 2009. This line of credit was renewed through December 31, 2009.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Note 14 to the Consolidated Financial Statements herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Insurance premium rate actions
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect the direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and also have a direct bearing on management fees. Pricing actions contemplated or taken by the Property and Casualty Group are also subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2009, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. Management estimates that pricing actions approved, contemplated for filing and awaiting approval through 2009, could result in a net increase to premiums for the Property and Casualty Group in 2009. Given our experience and the potential turn in the market, we continue to project rate increases of about 2.5% that will affect our 2010 pricing.
The current economic conditions could reduce the average premium written by the Property and Casualty Group for personal lines as consumers reduce coverages and/or raise deductibles and there are fewer automobiles and homes sold. Commercial lines average premium could be affected as companies reduce their coverage and as payrolls shrink.
Market volatility
Our portfolio of fixed income, preferred and common stocks are subject to significant market value changes especially in the current environment of instability in the worldwide financial markets. Uncertainty remains surrounding the general market conditions. The current volatility in the financial markets could have an adverse impact on our financial condition, operations and cash flows.
With the adoption of SFAS 159 as of January 1, 2008, all changes to unrealized gains and losses on the common stock portfolio are recognized in investment income as net realized gains or losses in the Consolidated Statements of Operations. The fair value of the common stock portfolio is subject to fluctuation from period-to-period resulting from changes in prices. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income in 2009 and beyond. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” herein for further information on the risk of market volatility. See additional information related to the Exchange in Note 14 to the Consolidated Financial Statements herein.
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
Information technology development
We have evaluated our technology direction and through a management change are setting a more defined course to; enhance the ease of doing business with our agency force, improve productivity, manage information and bring a new product to market on a new operating platform. Our approach is to more clearly define targeted system enhancements and development using more rigorous project management and governance. Through these efforts, we anticipate reducing our total development spend for 2009 while increasing our deliverables. The costs to be incurred under these technology projects are dependent on the development timeframe and are expected to be different than our initial estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2008 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the three months ended March 31, 2009. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Our objective is to earn competitive returns by investing in a diversified portfolio of securities. We are exposed to credit risk through our portfolios of fixed maturity securities, nonredeemable preferred stock, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing up front underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. We do not hedge credit risk inherent in our fixed maturity investments. Our investment portfolio is diversified with 95.8% of the fixed income portfolio rated investment grade (BBB or higher).
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Similar to our investment portfolio, the Exchange maintains 94.1% of its bond portfolio rated investment grade. Approximately 9.5% of the Exchange’s bond portfolio is invested in structured products with an average rating of AA or higher.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined that there has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
January 1 — 31, 2009	0		0
February 1 — 28, 2009	0		0
March 1 — 31, 2009	42,200	$29.44	42,200

Total	42,200		42,200	$88,700,000

The current stock repurchase program is authorized for repurchases through June 30, 2009.
ITEM 5. OTHER INFORMATION
As discussed in our 8-K filing with the Securities and Exchange Commission on March 27, 2009, Erie Indemnity Company announced the appointment of Marcia A. Dall, formerly of the Cigna Corporation, as Executive Vice President and Chief Financial Officer, effective March 30, 2009.

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

Erie Indemnity Company
(Registrant)

Date: April 30, 2009	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO