Form 10-Q
period 2009-06-30
ERIE INDEMNITY CO
filed 2009-08-05
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 51,252,693 at July 27, 2009.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at July 27, 2009.
The common stock is the only class of stock the registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $610,251 and $597,672, respectively)	$601,971	$563,429
Equity securities (cost of $49,596 and $59,958, respectively)	46,491	55,281
Trading securities, at fair value (cost of $36,683 and $37,835, respectively)	36,125	33,338
Limited partnerships (cost of $283,702 and $272,144, respectively)	254,710	299,176
Real estate mortgage loans	1,166	1,215

Total investments	940,463	952,439

Cash and cash equivalents	26,417	61,073
Accrued investment income	8,163	8,420
Premiums receivable from policyholders	257,049	244,760
Federal income taxes recoverable	16,236	7,498
Deferred income taxes	78,077	72,875
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	788,326	777,754
Ceded unearned premiums to Erie Insurance Exchange	122,504	109,613
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	208,256	218,243
Reinsurance recoverable from non-affiliates	2,113	1,944
Deferred policy acquisition costs	17,279	16,531
Equity in Erie Family Life Insurance	57,476	29,236
Securities lending collateral	14,149	18,155
Other assets	74,220	69,845

Total assets	$2,635,728	$2,613,386

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$979,869	$965,081
Unearned premiums	442,579	424,370
Commissions payable	133,157	126,208
Agent bonuses	30,273	81,269
Securities lending collateral	14,379	18,155
Accounts payable and accrued expenses	52,069	51,333
Deferred executive compensation	10,387	15,152
Dividends payable	23,231	23,249
Pension plan liability	103,584	97,682
Employee benefit obligations	17,084	19,012

Total liabilities	1,806,612	1,821,511

Shareholders’ Equity
Capital stock:
Class A common, no par value and stated value of $0.0292 per share; authorized 74,996,930 shares; issued 68,277,600 shares; 51,240,693 and 51,282,893 shares outstanding, respectively	1,991	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, no par value and stated value of $70 per share; and 2,551 shares authorized, issued and outstanding	179	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive loss	(101,465)	(135,854)
Retained earnings, before cumulative effect adjustment	1,726,092	1,717,499
Cumulative effect of accounting changes, net of tax	6,692	11,191

Retained earnings, after cumulative effect adjustment	1,732,784	1,728,690

Total contributed capital and retained earnings	1,641,319	1,602,836

Treasury stock, at cost, 17,036,907 and 16,994,707 shares, respectively	(812,203)	(810,961)

Total shareholders’ equity	829,116	791,875

Total liabilities and shareholders’ equity	$2,635,728	$2,613,386

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenue
Management fee revenue, net	$245,412	$241,646	$462,517	$458,617
Premiums earned	52,110	51,736	103,860	103,662
Service agreement revenue	8,604	7,748	17,182	15,139

Total operating revenue	306,126	301,130	583,559	577,418

Operating expenses
Cost of management operations	196,609	201,338	379,236	382,456
Losses and loss adjustment expenses incurred	35,084	33,823	78,088	67,583
Policy acquisition and other underwriting expenses	12,381	12,281	24,910	24,281

Total operating expenses	244,074	247,442	482,234	474,320

Investment (loss) income — unaffiliated
Investment income, net of expenses	9,548	11,467	22,060	23,139
Realized gains (losses) on investments	3,467	(1,818)	(367)	(14,443)

Total other-than-temporary impairment losses on securities	(2,544)	(12,449)	(7,152)	(24,403)
Portion of losses recognized in other comprehensive income (before taxes)	0	0	0	0

Net impairment losses recognized in earnings	(2,544)	(12,449)	(7,152)	(24,403)

Equity in (losses) earnings of limited partnerships	(26,798)	11,275	(54,829)	19,253

Total investment (loss) income — unaffiliated	(16,327)	8,475	(40,288)	3,546

Income before income taxes and equity in earnings (losses) of Erie Family Life Insurance	45,725	62,163	61,037	106,644
Provision for income taxes	14,855	20,288	17,478	34,539
Equity in earnings (losses) of Erie Family Life Insurance, net of tax	1,864	(560)	304	(813)

Net income	$32,734	$41,315	$43,863	$71,292

Net income per share
Class A common stock — basic	$0.63	$0.80	$0.85	$1.36
Class A common stock — diluted	0.57	0.71	0.76	1.22
Class B common stock — basic and diluted	93.19	116.10	127.98	200.67

Weighted average shares outstanding — basic
Class A common stock	51,240,693	51,754,896	51,255,385	52,291,387
Class B common stock	2,551	2,551	2,551	2,551
Weighted average shares outstanding — diluted
Class A common stock	57,390,302	57,898,022	57,404,994	58,434,513
Class B common stock	2,551	2,551	2,551	2,551

Dividends declared per share
Class A common stock	$0.45	$0.44	$0.90	$0.88
Class B common stock	67.50	66.00	135.00	132.00
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Accumulated other comprehensive loss
Balance, beginning of period	$(137,437)	$(2,453)	$(135,854)	$10,048
Adjustment to opening balance, net of tax*	(6,692)	0	(6,692)	(11,191)

Adjusted balance, beginning of period	(144,129)	(2,453)	(142,546)	(1,143)

Net unrealized gains (losses) before tax arising during period	60,636	(19,032)	54,522	(31,935)
Less: reclassification adjustment for gross realized losses included in net income	5,001	9,663	8,680	20,550

Change in comprehensive income (loss), before tax	65,637	(9,369)	63,202	(11,385)
Income tax (expense) benefit related to items of other comprehensive income	(22,973)	3,279	(22,121)	3,985

Change in other comprehensive income (loss), net of tax	42,664	(6,090)	41,081	(7,400)

Balance, end of period	$(101,465)	$(8,543)	$(101,465)	$(8,543)

Comprehensive income
Net income	$32,734	$41,315	$43,863	$71,292
Net change in accumulated other comprehensive loss	42,664	(6,090)	41,081	(7,400)

Total comprehensive income	$75,398	$35,225	$84,944	$63,892

*	Previously recognized non-credit other-than-temporary impairment losses were reclassified from retained earnings to other comprehensive income upon the implementation of FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments,” during the second quarter of 2009. See Note 2. The 2008 adjustment reclassified unrealized gains related to common stock to retained earnings upon the adoption of the fair value option at January 1, 2008 in accordance with FAS No. 159.
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Management fee received	$453,019	$450,090
Service agreement fee received	17,182	15,140
Premiums collected	105,298	104,154
Net investment income received	23,143	27,626
Limited partnership distributions	7,183	16,774
Reduction (increase) in reimbursements collected from affiliates	23,668	(2,627)
Commissions paid to agents	(219,775)	(209,845)
Agent bonuses paid	(80,304)	(94,855)
Salaries and wages paid	(57,819)	(57,365)
Pension contribution and employee benefits paid	(10,661)	(32,546)
Losses paid	(62,947)	(58,922)
Loss adjustment expenses paid	(10,961)	(10,346)
Other underwriting and acquisition costs paid	(29,869)	(30,510)
General operating expenses paid	(55,001)	(59,853)
Interest paid on bank line of credit	0	(503)
Income taxes paid	(46,718)	(41,920)

Net cash provided by operating activities	55,438	14,492

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(65,427)	(124,407)
Preferred stock	(2,293)	(29,565)
Common stock	(12,130)	(42,570)
Additional investment in EFL	(11,897)	—
Limited partnerships	(18,148)	(36,016)
Sales/maturities of investments:
Fixed maturity sales	32,057	112,392
Fixed maturity calls/maturities	18,538	69,575
Preferred stock	12,347	29,203
Common stock	11,110	46,490
Sale of and returns on limited partnerships	1,214	19,932
Purchase of property and equipment	(5,615)	(5,463)
Net distributions on agent loans	(2,127)	(2,784)

Net cash (used in) provided by investing activities	(42,371)	36,787

Cash flows from financing activities
Dividends paid to shareholders	(46,481)	(46,745)
Purchase of treasury stock	(1,242)	(94,403)
Decrease in collateral from securities lending	(3,775)	(7,460)
Redemption of securities lending collateral	3,775	7,460
Proceeds from bank line of credit	0	75,000

Net cash used in financing activities	(47,723)	(66,148)

Net decrease in cash and cash equivalents	(34,656)	(14,869)
Cash and cash equivalents at beginning of period	61,073	31,070

Cash and cash equivalents at end of period	$26,417	$16,201

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 26, 2009. Erie Insurance Exchange (Exchange), for whom we serve as attorney-in-fact, and its property/casualty subsidiary, Flagship City Insurance Company, our three insurance subsidiaries, EIC, EINY and EIPC and Erie Family Life Insurance Company (EFL) operate collectively as the Erie Insurance Group (Group).
While completing our second quarter close process for 2009, we identified an adjustment related to the first quarter 2009 equity in losses of limited partnerships resulting from the misinterpretation of facts that existed at the time the financial statements were prepared. We assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99 and SAB No. 108 and concluded the error was not material. The adjustment did not skew our trend of earnings and the underlying gains and losses resulting from limited partnership investments are often volatile. Therefore, the effect of this error was recorded as an adjustment in the second quarter of 2009. The effect of this adjustment increased the second quarter 2009 equity in losses of limited partnership investments. The impact of the adjustment reduced second quarter 2009 net income by $5.0 million and diluted earnings per share by $0.09. This adjustment did not impact our cash flows from operating, investing or financing activities.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such. We implemented this guidance during the second quarter of 2009 and have provided the required disclosure concerning fair value measure inputs and valuation techniques in Note 6.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this FSP in the second quarter of 2009 and the additional fair value disclosures have been provided in Note 6.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the existing other-than-temporary impairment guidance for debt securities. This amended other-than-temporary impairment (OTTI) model requires that credit-related losses and securities in an unrealized position we intend to sell be recognized in earnings, with the remaining decline being recognized in other comprehensive income. This FSP also changes the presentation of OTTI in the statement of operations with the total OTTI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
presented along with an offset for the amount of OTTI recognized in other comprehensive income. Disclosures include further disaggregation of securities, methodology and inputs related to credit-related loss impairments and a rollforward of credit-related loss impairments. We implemented this FSP during the second quarter of 2009 and have made the applicable presentations in the accompanying financial statements and footnotes. The adoption of this FSP required a cumulative effect adjustment to reclass previously recognized non-credit other-than-temporary impairments from retained earnings to other comprehensive income. The net impact of the cumulative effect adjustment for our available-for-sale debt securities on April 1, 2009 increased retained earnings and decreased other comprehensive income by $6.7 million, net of tax. Disclosures regarding our impairment methodology are included in Note 3. The remaining disclosures regarding credit and non-credit related impairments have been provided in Note 7.
FAS 165, “Subsequent Events,” was issued in June 2009 to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It requires disclosure of the date through which subsequent events are evaluated. This statement became effective for periods ending after June 15, 2009. We have provided the required disclosures concerning subsequent events in Note 17.
FAS 167, “Amendments to FASB Interpretation No. 46(R),” was issued in June 2009 and amends the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (VIE) by requiring a qualitative analysis to determine if an enterprise’s variable interest gives it a controlling financial interest. A primary beneficiary is expected to be identified through qualitative analysis, which looks at the power to direct activities of the VIE, including its economic performance and the right to receive benefits from the VIE that are significant. This statement is effective for fiscal years that begin after November 15, 2009. Under the current quantitative analysis required by FIN 46(R), although we hold a variable interest in it, we are not deemed to be the primary beneficiary of the Exchange (see Note 15), and the Exchange’s financial statements are not consolidated with ours. Under the provisions of FAS 167 we believe we will be deemed to have a controlling financial interest in the Exchange, by virtue of our attorney-in-fact relationship with the Exchange, and we believe consolidation of the Exchange in our financial statements would be required effective for our first quarter 2010 financial statements. This will require that the Exchange’s financial statements, which are currently only prepared in accordance with statutory accounting principles, be prepared in accordance with GAAP. The Exchange will then also be subject to the Sarbanes-Oxley Section 404 internal control reporting requirements. Given the materiality of the Exchange’s operations, consolidating the Exchange’s financial statements with the Company’s will significantly change our reporting entity, related footnote disclosures and the overall presentation of management’s discussion and analysis. The Exchange’s equity will be shown as a noncontrolling interest in such consolidated statements and the net earnings and equity of the Company will be unchanged by this presentation.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Available-for-sale securities — Fixed maturity and preferred stock securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses, net of related tax effects, on fixed maturities and preferred stock are charged or credited directly to shareholders’ equity as accumulated other comprehensive (loss) income.
Realized gains and losses on sales of fixed maturity and preferred stock securities are recognized in income based upon the specific identification method. Interest and dividend income are recognized as earned.
Fixed income and redeemable preferred stock (debt securities) are evaluated monthly for other-than-temporary impairment loss. For debt securities that have experienced a decline in fair value and we intend to sell or for which it is more likely than not we will be required to sell the security before recovery of its amortized cost, an other-than-temporary impairment is deemed to have occurred. These other-than-temporary impairment charges are recognized in earnings.
Debt securities that have experienced a decline in fair value and we do not intend to sell and will not be required to sell before recovery, are evaluated to determine if the decline in fair value is other-than-temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)
Some factors considered in this evaluation include:
•	the extent and duration to which fair value is less than cost;

•	historical operating performance and financial condition of the issuer;

•	short and long-term prospects of the issuer and its industry based on analysts’ recommendations;

•	specific events that occurred affecting the issuer, including a ratings downgrade

•	near term liquidity position of the issuer

•	compliance with financial covenants
If a decline is deemed to be other-than-temporary, an assessment is made as to determine the amount of the total impairment related to a credit loss and that related to all other factors. Consideration is given to all available information relevant to the collectibility of the security in this determination. If the entire amortized cost basis of the security will not be recovered, a credit loss exists. The total amount of these impairments related to credit losses is recognized in earnings. When we determine that a security has incurred a credit-related loss, we will conclude that we intend to sell the security when market conditions provide a reasonable opportunity for sale.
Impairment charges on non-reedeemable preferred securities and hybrid securities with equity characteristics are included in earnings consistent with the treatment for equity securities. This approach is more conservative since the lack of a final maturity and unlikelihood of a call means recovery is uncertain and would occur over a multi-year period. We consider whether we have the intent and ability to hold these types of securities until recovery.
NOTE 4 — RECLASSIFICATIONS
Certain amounts previously reported in the 2008 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications affected the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported net income.
NOTE 5 — EARNINGS PER SHARE
Earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. Class A diluted earnings per share are calculated under the if-converted method that reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan and awards not yet vested related to the outside directors’ stock compensation plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — EARNINGS PER SHARE (Continued)
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three Months Ended June 30,
	2009			2008
	Allocated	Weighted		Allocated	Weighted
(dollars in thousands,	net income	shares	Per-share	net income	shares	Per-share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$32,496	51,240,693	$0.63	$41,019	51,754,896	$0.80

Dilutive effect of stock awards	0	27,209	—	—	20,726	—

Assumed conversion of Class B shares	238	6,122,400	—	296	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$32,734	57,390,302	$0.57	$41,315	57,898,022	$0.71

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$238	2,551	$93.19	$296	2,551	$116.10

	Six Months Ended June 30,
	2009			2008
	Allocated	Weighted		Allocated	Weighted
(dollars in thousands,	net income	shares	Per-share	net income	shares	Per-share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$43,536	51,255,385	$0.85	$70,780	52,291,387	$1.36

Dilutive effect of stock awards	0	27,209	—	—	20,726	—

Assumed conversion of Class B shares	327	6,122,400	—	512	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$43,863	57,404,994	$0.76	$71,292	58,434,513	$1.22

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$327	2,551	$127.98	$512	2,551	$200.67

As of December 2008, all shares awarded under our pre-2004 long-term incentive plan for executive and senior management were fully vested. Awards not yet vested related to this plan and included in the calculation of diluted earnings per share for the second quarter of 2008 were 12,535 shares. There were 14,400 shares of other stock-based awards not yet vested that were included in the second quarter 2009 diluted EPS calculation. Awards not yet vested related to the outside directors’ stock compensation plan were 12,809 and 8,191 for the second quarters of 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE
FAS 157, “Fair Value Measurement,” provides guidance for using fair value to measure assets and liabilities and enhances disclosures about fair value measurement. The standard describes three levels of inputs that may be used to measure fair value, which are provided below.
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

Level 1	Quoted prices for identical instruments in active markets. Such prices are obtained from third party nationally recognized pricing services. Level 1 securities primarily include publicly traded common stock, nonredeemable preferred stocks and treasury securities.

Level 2	Observable inputs other than quoted prices in Level 1. These would include prices obtained from third party pricing services that model prices based on observable inputs. Included in this category are primarily municipal securities, asset backed securities, collateralized-mortgage obligations, foreign and domestic corporate bonds and redeemable preferred stocks. Nonredeemable preferred stocks for which a quote in an active market is unavailable and a value is obtained from a third party pricing service are also included in this level.

Level 3	One or more of the inputs used to determine the value of the security are unobservable. Fair values for these securities are determined using comparable securities or valuations received from outside brokers or dealers. In cases where there has been little or no activity in the current market and no other inputs from external sources are available, an internal review is also performed to evaluate the price and make adjustments as necessary. Factors used to estimate a price most representative of fair value include potential for default, structure and collateral, market discount rates and current credit rating. Examples of Level 3 fixed maturities may include certain private preferred stock and bond securities, collateralized debt and loan obligations, and credit-linked notes.
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input:

	At June 30, 2009
	Fair value measurements using:
		Quoted prices in
		active markets for	Significant	Significant
		identical assets	observable inputs	unobservable inputs
(in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$601,971	$5,979	$581,625	$14,367
Preferred stock	46,491	23,849	11,427	11,215
Trading securities:
Common stock	36,125	36,103	0	22

Total	$684,587	$65,931	$593,052	$25,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE (Continued)
Level 3 Invested Assets — Quarterly Change:

	Beginning		Included in	Purchases, sales
	balance at		other	and adjustments	Transfers in	Ending
	March 31,	Included in	comprehensive	related to FSP	and (out) of	balance at
(in thousands)	2009	earnings(1)	income	115-2	Level 3(2)	June 30, 2009

Available-for-sale securities:
Fixed maturities	$12,739	$(1,258)	$3,510	$1,076	$(1,700)	$14,367
Preferred stock	10,163	0	1,052	0	0	11,215
Trading securities:
Common stock	22	0	0	0	0	22

Total Level 3 assets	$22,924	$(1,258)	$4,562	$1,076	$(1,700)	$25,604

Level 3 Invested Assets — Year-to-Date Change:

	Beginning		Included in	Purchases, sales
	balance at		other	and adjustments		Ending
	December 31,	Included in	comprehensive	related to FSP	Transfers in and	balance at
(in thousands)	2008	earnings(1)	income	115-2	(out) of Level 3(2)	June 30, 2009

Available-for-sale securities:
Fixed maturities	$14,217	$(995)	$2,070	$775	$(1,700)	$14,367
Preferred stock	11,818	(1,118)	515	0	0	11,215
Trading securities:
Common stock	22	0	0	0	0	22

Total Level 3 assets	$26,057	$(2,113)	$2,585	$775	$(1,700)	$25,604

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or six months ended June 30, 2009 on Level 3 securities.

(2)	Transfers in and out of Level 3 would be attributable to changes in the availability of market observable information for individual securities within the respective categories.
We have no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS
Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at June 30, 2009. Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include nonredeemable preferred stock.

	At June 30, 2009
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in thousands)	cost	gains	losses	fair value

Available-for-sale securities
Fixed maturities
U.S. treasuries and government agencies	$2,598	$269	$0	$2,867
Foreign government	1,998	0	24	1,974
Municipal securities	221,187	4,761	1,320	224,628
U.S. corporate debt — non-financial	171,424	5,275	3,999	172,700
U.S. corporate debt — financial	125,479	4,883	10,950	119,412
Foreign corporate debt — non-financial	34,024	975	1,439	33,560
Foreign corporate debt — financial	15,784	142	3,444	12,482
Structured securities:
Asset-backed securities — auto loans	4,000	0	123	3,877
Collateralized debt obligations	11,543	59	2,894	8,708
Commercial mortgage-backed	5,619	0	331	5,288
Residential mortgage-backed:
Government sponsored enterprises	13,565	157	64	13,658
Non-government sponsored enterprises	3,030	0	213	2,817

Total fixed maturities	$610,251	$16,521	$24,801	$601,971

Equity securities
U.S. nonredeemable preferred securities:
Financial	$30,113	$3,878	$6,316	$27,675
Non-financial	14,356	814	1,658	13,512
Government sponsored enterprises	166	212	0	378
Foreign nonredeemable preferred securities:
Financial	2,961	604	249	3,316
Non-financial	2,000	0	390	1,610

Total equity securities	$49,596	$5,508	$8,613	$46,491

Total available-for-sale securities	$659,847	$22,029	$33,414	$648,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2008.

	At December 31, 2008
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in thousands)	cost	gains	losses	fair value

Available-for-sale securities:
Fixed maturities
U.S. treasuries and government agencies	$3,078	$345	$51	$3,372
Foreign government	1,998	0	180	1,818
Municipal securities	212,224	3,041	3,846	211,419
U.S. corporate debt — non-financial	164,419	1,963	13,181	153,201
U.S. corporate debt — financial	130,929	4,500	15,807	119,622
Foreign corporate debt — non-financial	34,900	86	2,681	32,305
Foreign corporate debt — financial	21,917	100	2,875	19,142
Structured securities:
Asset-backed securities — auto loans	4,000	0	321	3,679
Collateralized debt obligations	11,438	0	4,362	7,076
Commercial mortgage-backed	5,098	80	484	4,694
Residential mortgage-backed:
Government sponsored enterprises	3,450	219	0	3,669
Non-government sponsored enterprises	4,221	0	789	3,432

Total fixed maturities	$597,672	$10,334	$44,577	$563,429

Equity securities
U.S. nonredeemable preferred securities:
Financial	$34,353	$3,045	$5,650	$31,748
Non-financial	19,359	449	2,270	17,538
Government sponsored enterprises	180	0	1	179
Foreign nonredeemable preferred securities:
Financial	4,066	187	57	4,196
Non-financial	2,000	0	380	1,620

Total equity securities	$59,958	$3,681	$8,358	$55,281

Total available-for-sale securities	$657,630	$14,015	$52,935	$618,710

The amortized cost and estimated fair value of available-for-sale fixed maturities at June 30, 2009, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$54,061	$53,170
Due after one year through five years	233,764	235,366
Due after five years through ten years	234,964	230,668
Due after ten years	87,462	82,767

Total fixed maturities	$610,251	$601,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Available-for-sale fixed maturities and equity securities in a gross unrealized loss position at June 30, 2009 are as follows. Data are provided by length of time securities were in a gross unrealized loss position.
June 30, 2009

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings

Fixed maturities
Foreign government	$0	$0	$1,974	$24	$1,974	$24	1
Municipal securities	27,542	452	25,795	868	53,337	1,320	30
U.S. corporate debt — non-financial	8,822	526	36,083	3,473	44,905	3,999	37
U.S. corporate debt — financial	14,297	1,246	55,908	9,704	70,205	10,950	63
Foreign corporate debt — non-financial	4,585	357	2,450	1,082	7,035	1,439	6
Foreign corporate debt — financial	987	344	8,236	3,100	9,223	3,444	9
Structured securities:
Asset-backed securities — auto loans	990	10	2,887	113	3,877	123	3
Collateralized debt obligations	1,116	42	6,571	2,852	7,687	2,894	11
Commercial mortgage-backed	0	0	5,288	331	5,288	331	5
Residential mortgage-backed:
Government sponsored enterprises	5,149	64	0	0	5,149	64	2
Non-government sponsored enterprises	923	87	1,895	126	2,818	213	3

Total fixed maturities	$64,411	$3,128	$147,087	$21,673	$211,498	$24,801	170

Equity securities
U.S. nonredeemable preferred securities:
Financial	$5,929	$1,901	$13,251	$4,415	$19,180	$6,316	16
Non-financial	2,566	324	6,355	1,334	8,921	1,658	6
Foreign nonredeemable preferred securities:
Financial	881	249	0	0	881	249	1
Non-financial	0	0	1,610	390	1,610	390	1

Total equity securities	$9,376	$2,474	$21,216	$6,139	$30,592	$8,613	24

Quality breakdown of available-for-sale fixed maturities at June 30, 2009

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings

Investment grade	$56,746	$1,889	$123,118	$14,231	$179,864	$16,120	134
Non-investment grade	7,665	1,239	23,969	7,442	31,634	8,681	36

Total fixed maturities	$64,411	$3,128	$147,087	$21,673	$211,498	$24,801	170

The above securities have all been evaluated and determined to be temporary impairments and we expect to recover all of our principal. The primary drivers of this analysis are a general review of market conditions and financial performance of the issuer along with the extent and duration of which fair value is less than cost. Any debt securities that we intend to sell or will more likely than not be required to sell before recovery are included in other-than-temporary impairments with the impairment charges recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Available-for-sale fixed maturities and equity securities in a gross unrealized loss position at December 31, 2008 are as follows:
December 31, 2008

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings

Fixed maturities
U.S. treasuries and government agencies	$948	$51	$0	$0	$948	$51	1
Foreign government	1,818	180	0	0	1,818	180	1
Municipal securities	82,222	2,960	4,291	886	86,513	3,846	53
U.S. corporate debt — non- financial	98,422	8,199	18,961	4,982	117,383	13,181	92
U.S. corporate debt — financial	70,528	10,625	18,047	5,182	88,575	15,807	84
Foreign corporate debt — non-financial	24,007	1,725	1,042	956	25,049	2,681	18
Foreign corporate debt — financial	10,514	2,029	2,154	846	12,668	2,875	11
Structured securities:
Asset-backed securities — auto loans	3,678	321	0	0	3,678	321	3
Collateralized debt obligations	6,198	4,192	426	170	6,624	4,362	13
Commercial mortgage-backed	2,064	396	1,198	88	3,262	484	4
Residential mortgage-backed:
Non-government sponsored enterprises	2,703	549	729	240	3,432	789	5

Total fixed maturities	$303,102	$31,227	$46,848	$13,350	$349,950	$44,577	285

Equity securities
U.S. nonredeemable preferred securities:
Financial	$18,370	$5,396	$741	$254	$19,111	$5,650	17
Non-financial	10,538	1,286	5,708	984	16,246	2,270	9
Government sponsored enterprises	15	1	0	0	15	1	1
Foreign nonredeemable preferred securities:
Financial	1,073	57	0	0	1,073	57	1
Non-financial	1,620	380	0	0	1,620	380	1

Total equity securities	$31,616	$7,120	$6,449	$1,238	$38,065	$8,358	29

Quality breakdown of available-for-sale fixed maturities at December 31, 2008

(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings

Investment grade	$296,457	$29,068	$42,002	$12,216	$338,459	$41,284	271
Non-investment grade	6,645	2,159	4,846	1,134	11,491	3,293	14

Total fixed maturities	$303,102	$31,227	$46,848	$13,350	$349,950	$44,577	285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
We adopted FAS 159 for our common stock portfolio effective January 1, 2008 as it better reflects the way we manage our common stock portfolio under a total return approach. Dividend income is recognized as earned and recorded to net investment income.
The components of net realized losses and gains on investments as reported in the Consolidated Statements of Operations are included below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale securities:
Fixed maturities
Gross realized gains	$587	$879	$700	$2,173
Gross realized losses	(659)	(203)	(2,608)	(340)

Net realized (losses) gains	(72)	676	(1,908)	1,833

Equity securities
Gross realized gains	266	2,295	2,789	2,683
Gross realized losses	(1,915)	(2,295)	(2,825)	(4,603)

Net realized (losses) gains	(1,649)	0	(36)	(1,920)

Trading securities:
Common stock
Gross realized gains	335	4,766	724	6,745
Gross realized losses	(1,422)	(2,656)	(3,085)	(4,433)
Valuation adjustments	6,275	(4,604)	3,938	(18,296)

Net realized (losses) gains	5,188	(2,494)	1,577	(15,984)

Limited partnerships
Gross realized gains	0	0	0	3,541
Gross realized losses	0	0	0	(1,913)

Net realized gains	0	0	0	1,628

Net realized (losses) gains on investments	$3,467	$(1,818)	$(367)	$(14,443)

We recorded $1.3 million of credit loss impairments on fixed maturities for the three months ended June 30, 2009, which are included in the Consolidated Statement of Operations. Some of the factors considered in determining that these securities were credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in the second quarter of 2009. Prior to the implementation of FSP FAS 115-2 in the second quarter of 2009, there was no differentiation between impairments related to credit loss and those related to other factors and declines in fair values of debt securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery. Impairment charges recorded on fixed maturities in the second quarter of 2008 were $8.0 million. Impairment charges recorded on equity securities were $1.2 million and $4.4 million in the second quarters of 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Limited partnerships
Erie Indemnity Company has limited partnership investments that are recorded using the equity method of accounting. As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2009 are comprised of general partnership financial results for the fourth quarter of 2008 and the first quarter of 2009. Therefore, the volatility in market conditions experienced in these periods is included in our 2009 results. Given the lag in general partner reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2009. There may be additional deterioration reflected in the general partners’ second quarter 2009 financial statements. Such declines could be significant. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
For the six months ended June 30, 2009, our equity in losses from limited partnerships as reported in the Consolidated Statements of Operations totaled $54.8 million. See Note 1 for discussion of an adjustment to limited partnership investments related to the first quarter of 2009.
Our ownership interest is less than 50% in any limited partnership and we do not exercise significant influence over any of these partnerships. As the fair value of our limited partnership investments is approximately 10% of total assets, we have provided summarized financial information in the following table.

	Recorded by Erie Indemnity Company
(dollars in thousands)	as of and for the six months ended June 30, 2009
			Loss
			recognized
			due to
			valuation
			adjustments	Income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for Erie Indemnity Company	partnerships	recorded	partnerships	recorded

Private equity:
Less than 10%	30	$78,480	$(15,238)	$(448)
Greater than or equal to 10% but less than 50%	1	3,484	(9)	(187)

Total private equity	31	81,964	(15,247)	(635)
Mezzanine debt:
Less than 10%	15	52,161	(4,602)	3,569
Greater than or equal to 10% but less than 50%	1	2,237	(1,366)	374

Total mezzanine debt	16	54,398	($5,968)	3,943
Real estate:
Less than 10%	24	104,002	(29,383)	(1,494)
Greater than or equal to 10% but less than 50%	5	14,346	(6,845)	800

Total real estate	29	118,348	(36,228)	(694)

Total limited partnerships	76	$254,710	$(57,443)	$2,614

Per the limited partner financial statements, total partnership assets were $34.5 billion and total partnership liabilities were $9.0 billion at March 31, 2009. For the six month period comparable to that presented in the preceding table (fourth quarter of 2008 and first quarter of 2009), total partnership valuation adjustment losses were $5.4 billion and total partnership net loss was $0.4 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2008 include the general partnership financial results for the fourth quarter of 2007 and the first three quarters of 2008.

	Recorded by Erie Indemnity Company
(dollars in thousands)	as of and for the year ended December 31, 2008
			(Loss) income
			recognized
			due to
			valuation
			adjustments	Income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for Erie Indemnity Company	partnerships	recorded	partnerships	recorded

Private equity:
Less than 10%	31	$91,222	$(4,668)	$8,915
Greater than or equal to 10% but less than 50%	1	3,290	0	(434)

Total private equity	32	94,512	(4,668)	8,481
Mezzanine debt:
Less than 10%	15	51,941	1,164	4,664
Greater than or equal to 10% but less than 50%	1	3,224	(717)	496

Total mezzanine debt	16	55,165	447	5,160
Real estate:
Less than 10%	24	127,349	(16,176)	11,224
Greater than or equal to 10% but less than 50%	5	22,150	(675)	1,917

Total real estate	29	149,499	(16,851)	13,141

Total limited partnerships	77	$299,176	$(21,072)	$26,782

Per the limited partner financial statements, total partnership assets were $48.0 billion and total partnership liabilities were $9.4 billion at September 30, 2008. For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2007 and first three quarters of 2008), total partnership valuation adjustment losses were $2.3 billion and total partnership net income was $1.3 billion.
See also Note 14 for investment commitments related to limited partnerships.
Securities lending program
We participate in a program whereby marketable securities from our investment portfolio are lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral equal to 102% of the value of the securities on loan. The collateral is invested primarily in short-term, investment grade asset- backed securities and floating rate notes. The program is in the process of being terminated and we anticipate it to be completed by the end of 2009.
We had loaned securities included as part of our invested assets with a fair value of $13.7 million and $17.5 million at June 30, 2009 and December 31, 2008, respectively. We have incurred no losses on the securities lending program since the program’s inception.
Cash equivalents are principally comprised of investments in bank money market funds and approximate fair value.
NOTE 8 — BANK LINE OF CREDIT
As of June 30, 2009, we have available with a bank a $100 million line of credit that expires on December 31, 2009. There were no borrowings outstanding on the line of credit as of June 30, 2009. Bonds with a fair value of $133.6 million are pledged as collateral on the line at June 30, 2009. These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of June 30, 2009. The bank requires compliance with certain covenants which include minimum net worth and leverage ratios. Effective June 29, 2009, the net worth covenant was amended to lower the minimum required to be maintained. We are in compliance with all covenants at June 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — INCOME TAXES
The annualized effective tax rate of 31.8% was impacted in the second quarter of 2009 by an adjustment to increase taxes by $0.8 million related to the 2005 IRS audit.
We account for income taxes in accordance with FAS 109, “Accounting for Income Taxes.” FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2009, we recorded a net deferred tax asset of $78.1 million on our Consolidated Statements of Financial Position. We evaluated the need for an offsetting valuation allowance. Management considered securities that we expect to recover to cost as well as tax planning strategies and determined that we would recover the deferred tax asset in future periods, and thus, an allowance was not recorded at June 30, 2009.
NOTE 10 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL
EFL is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Revenues	$37,986	$20,281	$60,458	$46,939
Benefits and expenses	32,286	24,442	60,990	53,818
Income (loss) before income taxes	5,700	(4,161)	(532)	(6,879)
Net income (loss)	10,763	(2,786)	1,510	(4,431)
Comprehensive income (loss)	74,048	(11,266)	75,559	(11,974)
The increase in revenues is the result of impairment charges of $1.0 million in the second quarter of 2009 compared to $20.5 million recorded in the second quarter of 2008. The more significant impairment charges in 2008 were primarily related to bonds and preferred stocks in the financial services industry.
The second quarter 2009 benefit and expenses amounts were higher due to increased death benefit expenses. The lower second quarter 2008 benefits and expenses were the result of a decline in deferred policy acquisition amortization in 2008 caused by the significant level of bond impairments.
Net income in the second quarter of 2009 was positively impacted by a reduction in the deferred tax valuation allowance of $7.0 million. EFL has recorded a deferred tax valuation allowance of $21.5 million at June 30, 2009 related to currently and previously recorded impairments where the related deferred tax asset is not expected to be realized.
Comprehensive income was positively impacted by the $26.9 million cumulative effect of implementing FSP FAS 115-2 in the second quarter of 2009. Additionally, EFL experienced unrealized gains, after tax of $36.4 million in the second quarter of 2009 and $47.2 million in the first half of 2009 which contributed to the increase in comprehensive income and invested assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL (Continued)

	As of
	June 30,	December 31,
(in thousands)	2009	2008
Investments	$1,458,939	$1,327,553
Total assets	1,827,279	1,645,249
Liabilities	1,561,547	1,510,076
Accumulated other comprehensive loss	(24,515)	(71,666)
Cumulative effect of adopting FSP FAS 115-2	26,899	—
Total shareholders’ equity	265,732	135,173
Book value per share	$28.12	$14.30
In June 2009, we made an $11.9 million capital contribution to EFL and the Exchange made a $43.1 million capital contribution to EFL to strengthen its surplus. The $55 million in capital contributions increased EFL’s investments and total shareholders’ equity.
EFL implemented FSP FAS 115-2 during the second quarter of 2009. The required cumulative effect adjustment reclassified previously recognized non-credit other-than-temporary impairments of $26.9 million out of retained earnings. Deferred taxes of $9.4 million related to this cumulative effect adjustment were offset by a valuation allowance in the same amount that had been previously recorded related to these impairments.
NOTE 11 — POSTRETIREMENT BENEFITS
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
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The components of net periodic benefit cost for our pension benefits are:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Service cost	$3,725	$3,169	$7,600	$6,272
Interest cost	4,750	4,386	9,700	8,895
Expected return on plan assets	(6,350)	(6,042)	(12,350)	(12,085)
Amortization of prior service cost (credit)	175	(42)	350	66
Amortization of actuarial loss	700	153	1,650	155
Settlement	—	74	—	74

Net periodic benefit cost	$3,000	$1,698	$6,950	$3,377

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to us, of $0.8 million in each of the second quarters ended June 30, 2009 and 2008.
NOTE 13 — STATUTORY INFORMATION
Cash and securities with carrying value of $6.6 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements at both June 30, 2009 and December 31, 2008.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $72.6 million of additional funds in limited partnership investments at June 30, 2009. These commitments will be funded as required by the partnerships’ agreements. At June 30, 2009, the total commitment to fund limited partnerships that invest in private equity securities is $35.7 million, real estate activities is $22.0 million and mezzanine debt securities is $14.9 million.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.
NOTE 15 — VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance company, domiciled in Pennsylvania, for which we serve as attorney-in-fact. We hold a variable interest in the Exchange, however, we are not the primary beneficiary as defined under Financial Accounting Standards Interpretation 46, “Consolidation of Variable Interest Entities.” We have a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. The additional disclosure about our involvement with variable interest entities as required by FSP FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities,” effective for interim and annual periods ending after December 15, 2008, are included in this footnote. See Note 2 for discussion of the issuance of FAS 167 and the expected impact on our financial statements.
We hold a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange; however, we do not qualify as the primary beneficiary under Financial Accounting Standards Interpretation 46(R), “Consolidation of Variable Interest Entities.” Our consolidation conclusion has not changed from December 31, 2008.
The Exchange underwrites a broad line of personal and commercial insurance, including private passenger auto, homeowners and commercial multi-peril insurance. Direct written premiums of the Exchange totaled $859.9 million and $852.0 million for the second quarters of 2009 and 2008, respectively. These premiums, along with investment income are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus was $3.9 billion and $4.0 billion at June 30, 2009 and December 31, 2008, respectively.
In the determination as to whether we are the primary beneficiary we consider the variability in the management fee as well as the variability in underwriting results that would accrue to us under the pooling arrangement in determining the residual returns from the Exchange. The variability is modeled using our stochastic modeling software assigning probabilities to the possible outcomes and determining a probability in the weighted result. The outcomes are calculated using discounted cash flows assuming a discount rate of 5%. Gross cash flows modeled assume a run-off of existing insurance policies and investments. To evaluate circumstances as of the determination date, no new insurance policies are assumed to be written after the evaluation date. We do not include new investments from cash inflows from underwriting profits or investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — VARIABLE INTEREST ENTITY (Continued)
income, which is conservative, as inclusion of these would only lessen our beneficial interest.
We calculate the amount of variability absorbed by us and compare it to the total variability absorbed by all variable interest holders of the Exchange. In the modeled result we absorb approximately 2% of the total variability of the Exchange at December 31, 2008, which is well below the majority and supports the conclusion that the Company is not the primary beneficiary of the Exchange. No changes or triggering events have occurred in the second quarter 2009 that would require reconsideration of this conclusion.
We have not provided financial or other support to the Exchange for the reporting periods presented, that we were not previously contractually required to provide. At June 30, 2009, there are no explicit arrangements that would require us to provide future support to the Exchange.
We have a significant interest in the financial condition of the Exchange:
•	Our management fee revenues, which are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group, made up 85% of our total revenues for the period ended June 30, 2009. This proportion was greater than the historical percentage, which has approximated 72%. Our limited partnership investments generated significant losses as a result of the volatile market conditions experienced in the first quarter of 2009. Given the quarter lag in receipt of general partner financial statements, which serve as the basis for valuing limited partnership interests, these first quarter 2009 partnership results are included in our second quarter 2009 results. Excluding the limited partnership losses and market value adjustments, management fee revenues accounted for 77% of our 2009 total revenues.

•	We participate in the underwriting results of the Exchange through the pooling arrangement in which our insurance subsidiaries have a 5.5% participation. If the Exchange were to default, our insurance subsidiaries would be liable for the policies that they wrote directly. Our property/casualty insurance subsidiaries wrote approximately 16% of the direct written premiums of the Property and Casualty Group in the second quarter 2009.

•	A concentration of credit risk exists, and our exposure is limited to the unsecured receivables due from the Exchange for our management fee, costs and reimbursements that are reflected on our Consolidated Statements of Financial Position.
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
The Exchange has available with a bank a $75 million line of credit that expires on December 31, 2009. There were no borrowings under the line at June 30, 2009. Bonds with a fair value of $108.6 million were pledged as collateral on the line at June 30, 2009. These securities have no restrictions. The bank requires compliance with certain covenants, which include minimum statutory surplus and risk based capital ratios. The Exchange was in compliance with all bank covenants at June 30, 2009.
The Exchange has contractual commitments to invest up to $581.5 million related to its limited partnership investments at June 30, 2009. These commitments will be funded as required by the partnerships’ agreements. At June 30, 2009, the total remaining commitment to fund limited partnerships that invest in private equity securities was $280.4 million, real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — VARIABLE INTEREST ENTITY (Continued)
activities was $200.7 million and mezzanine debt securities was $100.4 million.
The financial statements of the Exchange are prepared in accordance with statutory accounting principles (SAP) prescribed by the Commonwealth of Pennsylvania. The Exchange is not required to prepare financial statements in accordance with GAAP. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, deferred tax assets, assets for estimated salvage and subrogation recoveries and unearned subscriber fees. Fixed maturities investments are carried at amortized cost and subject to impairment accounting. At June 30, 2009, the market value of fixed maturities was $51.5 million less than the carrying cost. Equity securities are carried at market value.
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
Erie Insurance Exchange — Condensed statutory statements of operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Premiums earned	$913,464	$905,050	$1,797,715	$1,792,542
Losses, loss adjustment expenses and other underwriting expenses*	874,063	844,022	1,868,722	1,665,440

Net underwriting income (loss)	39,401	61,028	(71,007)	127,102

Total investment income (loss)	283	(54,492)	(191,408)	(24,263)
Net income (loss) before federal income tax	39,684	6,536	(262,415)	102,839
Federal income tax expense (benefit)	5,656	52,564	(47,564)	113,364

Net income (loss)	$34,028	$(46,028)	$(214,851)	$(10,525)

*	Includes management fees paid or accrued as payable to the Company.
The Exchange had catastrophe losses of $82.5 million and $40.8 million in the first half of 2009 and 2008, respectively. Catastrophes in 2009 included wind and hail storms primarily in the states of Pennsylvania, Ohio and Indiana. The Exchange had adverse development of prior accident year loss reserves that contributed 1.9 points to the combined ratio in the first half of 2009 compared to favorable development in the first half of 2008 that improved the combined ratio by 4.6 points.
As with our investments, the Exchange’s investment portfolio was impacted by declines in the value of securities related to current market conditions. In the second quarter 2009, the Exchange recognized impairment charges of $78.5 million, including $4.7 million on fixed maturities, $4.3 million on common stock, $3.1 million on preferred securities, and $66.4 million on limited partnerships. In the second quarter of 2008, total impairment charges were $172.2 million. Under statutory accounting, deferred tax assets on realized capital losses from impairments of investments are reflected as a change in surplus rather than in deferred income taxes on the statement of operations. Deferred taxes on impairment charges totaled $27.5 million in the second quarter of 2009. These deferred taxes were not expected to reverse in one year and are nonadmitted on the statutory balance sheet resulting in a charge to surplus.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange — Condensed statutory statements of financial position

	As of
	June 30,	December 31,
(in thousands)	2009	2008
Fixed maturities	$4,340,748	$4,119,753
Equity securities	2,000,589	1,900,320
Alternative investments	1,140,767	1,340,047
Other invested assets	303,680	235,607

Total invested assets	7,785,784	7,595,727
Other assets	1,388,664	1,552,902

Total assets	$9,174,448	$9,148,629

Loss and loss adjustment expense reserves	$3,398,477	$3,323,704
Unearned premium reserves	1,518,964	1,444,536
Accrued liabilities	341,763	334,399

Total liabilities	5,259,204	5,102,639
Total policyholders’ surplus	3,915,244	4,045,990

Total liabilities and policyholders’ surplus	$9,174,448	$9,148,629

Erie Insurance Exchange — Condensed statutory statements of cash flows

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities
Premiums collected net of reinsurance	$1,811,902	$1,785,067
Losses and loss adjustment expenses paid	(1,085,732)	(1,016,543)
Management fee and expenses paid	(718,443)	(691,606)
Net investment income received	169,494	239,570
Federal income taxes and other expenses recovered (paid)	210,820	(126,652)

Net cash provided by operating activities	388,041	189,836

Net cash used in investing activities	(338,486)	(184,779)

Net cash provided by financing activities	3,830	14,231

Net increase in cash and cash equivalents	53,385	19,288
Cash and cash equivalents-beginning of period	203,193	98,712

Cash and cash equivalents-end of period	$256,578	$118,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SEGMENT INFORMATION
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Management Operations
Operating revenue
Management fee revenue	$259,771	$255,809	$489,541	$485,408
Service agreement revenue	8,604	7,748	17,182	15,139

Total operating revenue	268,375	263,557	506,723	500,547
Cost of management operations	208,093	213,114	401,367	404,774

Income before income taxes	$60,282	$50,443	$105,356	$95,773

Net income from management operations	$40,697	$33,980	$75,187	$64,755

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$37,413	$36,628	$74,441	$73,048
Commercial lines	14,690	15,369	29,575	30,802
Reinsurance — nonaffiliates	7	(261)	(156)	(188)

Total premiums earned	52,110	51,736	103,860	103,662

Operating expenses
Losses and expenses:
Personal lines	37,045	33,641	78,595	65,832
Commercial lines	13,041	14,444	28,346	29,415
Reinsurance — nonaffiliates	254	406	951	1,090

Total losses and expenses	50,340	48,491	107,892	96,337

Income (loss) before income taxes	$1,770	$3,245	$(4,032)	$7,325

Net income (loss) from insurance underwriting operations	$1,195	$2,186	$(2,877)	$4,953

Investment Operations
Investment income, net of expenses	$9,548	$11,467	$22,060	$23,139
Realized gains (losses) on investments	3,467	(1,818)	(367)	(14,443)
Net impairment losses recognized in earnings	(2,544)	(12,449)	(7,152)	(24,403)
Equity in (losses) earnings of limited partnerships	(26,798)	11,275	(54,829)	19,253

Total investment (loss) income-unaffiliated	$(16,327)	$8,475	$(40,288)	$3,546

Net (loss) income from investment operations	$(11,022)	$5,709	$(28,751)	$2,397

Equity in earnings (losses) of EFL, net of tax	$1,864	$(560)	$304	$(813)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SEGMENT INFORMATION (Continued)
A reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Segment revenues, excluding investment operations	$320,485	$315,293	$610,583	$604,209
Elimination of intersegment management fee revenues	(14,359)	(14,163)	(27,024)	(26,791)

Total operating revenues	$306,126	$301,130	$583,559	$577,418

Segment operating expenses	$258,433	$261,605	$509,258	$501,111
Elimination of intersegment management fee revenue	(14,359)	(14,163)	(27,024)	(26,791)

Total operating expenses	$244,074	$247,442	$482,234	$474,320

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
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate

03/31/2008	1,655,869	1.2%	1,420,250	2.6%	325,926	6.7%	3,402,045	2.3%
06/30/2008	1,667,446	1.4	1,433,504	2.5	332,922	6.8	3,433,872	2.4
09/30/2008	1,677,151	1.7	1,446,779	2.7	340,566	7.5	3,464,496	2.7
12/31/2008	1,683,526	2.0	1,454,797	2.9	346,953	7.9	3,485,276	2.9
03/31/2009	1,694,583	2.3	1,466,227	3.2	353,470	8.5	3,514,280	3.3
06/30/2009	1,709,580	2.5	1,483,763	3.5	362,582	8.9	3,555,925	3.6

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate

03/31/2008	122,882	2.5%	229,577	4.7%	54,927	2.7%	96,511	3.9%	503,897	3.8%
06/30/2008	123,955	1.9	234,393	4.8	55,801	3.4	97,745	3.3	511,894	3.7
09/30/2008	124,418	1.9	236,994	4.7	56,381	3.8	98,786	2.7	516,579	3.5
12/31/2008	124,205	1.3	237,228	3.9	56,704	3.6	98,796	2.4	516,933	3.0
03/31/2009	123,747	0.7	236,804	3.1	56,661	3.2	98,622	2.2	515,834	2.4
06/30/2009	124,917	0.8	240,970	2.8	57,549	3.1	99,973	2.3	523,409	2.2

*	CML = Commercial

Date	Total All Lines	12-mth. growth rate

03/31/2008	3,905,942	2.5%
06/30/2008	3,945,766	2.5
09/30/2008	3,981,075	2.8
12/31/2008	4,002,209	2.9
03/31/2009	4,030,114	3.2
06/30/2009	4,079,334	3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SEGMENT INFORMATION (Continued)
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger	CML*		CML*	Workers	All Other	Total
Date	Auto	Auto	Homeowners	Multi-Peril	Comp.	Lines	All Lines

03/31/2008	91.6%	88.4%	90.5%	86.5%	87.6%	87.9%	90.4%
06/30/2008	91.6	87.9	90.7	86.2	87.5	88.1	90.4
09/30/2008	91.7	87.8	91.0	86.0	87.2	88.2	90.5
12/31/2008	91.8	87.6	91.1	85.6	86.6	88.5	90.6
03/31/2009	91.9	87.5	91.4	85.7	86.3	88.8	90.8
06/30/2009	91.9	87.3	91.6	85.2	85.7	89.1	90.8

*	CML = Commercial
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change

03/31/2008	$1,091	(0.8)%	$518	(1.1)%	$354	1.4%	$781	(1.3)%
06/30/2008	1,088	(0.5)	514	(1.2)	353	0.6	777	(1.1)
09/30/2008	1,086	(0.6)	511	(1.5)	354	0.6	774	(1.1)
12/31/2008	1,085	(0.6)	511	(1.4)	356	0.8	773	(1.2)
03/31/2009	1,081	(0.9)	512	(1.2)	358	1.1	771	(1.3)
06/30/2009	1,076	(1.1)	516	0.4	359	1.7	769	(1.0)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change

03/31/2008	$2,568	(3.6)%	$5,453	(7.8)%	$1,576	(4.0)%	$2,240	(5.3)%	$969	(2.2)%
06/30/2008	2,530	(3.7)	5,236	(11.3)	1,546	(4.3)	2,187	(6.3)	960	(2.4)
09/30/2008	2,514	(3.3)	5,067	(12.3)	1,536	(3.5)	2,157	(6.0)	953	(2.6)
12/31/2008	2,505	(2.8)	4,951	(11.6)	1,533	(3.0)	2,141	(5.3)	949	(2.5)
03/31/2009	2,483	(3.3)	4,792	(12.1)	1,537	(2.5)	2,122	(5.3)	944	(2.6)
06/30/2009	2,439	(3.6)	4,555	(13.0)	1,511	(2.3)	2,067	(5.5)	936	(2.5)

*	CML = Commercial
NOTE 17 — SUBSEQUENT EVENTS
We have evaluated for recognized and nonrecognized subsequent events through August 5, 2009, which is the date of financial statement issuance. No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

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
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We serve as the attorney-in-fact for the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, and our three property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through over 2,000 independent agencies comprising over 8,900 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and Erie Family Life Insurance Company (EFL), operate collectively as the Erie Insurance Group.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
OVERVIEW
The property/casualty insurance industry remains in a stable financial condition, however, the ongoing economic recession is expected to suppress exposure growth. The industry is experiencing mixed insurance premium pricing momentum and modestly deteriorating underwriting results. The cyclical nature of the insurance industry has a direct impact on our income from management operations as our management fee revenues are based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Our management fee revenue increased 1.5%, as the direct written premiums of the Property and Casualty Group reflected growth of 1.4% in the second quarter of 2009 compared to the second quarter of 2008.
The financial information presented herein reflects our management operations from serving as attorney-in-fact for the Exchange, our insurance underwriting results from our wholly-owned subsidiaries (EIC, EINY and EIPC) and our investment operations. The bases of calculations used for segment data are described in more detail in Item 1. Note 16 in the Notes to Consolidated Financial Statements.
SEGMENT RESULTS

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Income from management operations	$60,282	$50,443	19.5%	$105,356	$95,773	10.0%
Underwriting income (loss)	1,770	3,245	(45.5)	(4,032)	7,325	NM
Net (loss) revenue from investment operations	(14,322)	7,873	NM	(39,961)	2,672	NM

Income before income taxes	47,730	61,561	(22.5)	61,363	105,770	(42.0)
Provision for income taxes	14,996	20,246	(25.9)	17,500	34,478	(49.2)

Net income	$32,734	$41,315	(20.8)	$43,863	$71,292	(38.5)

Net income per share — diluted	$0.57	$0.71	(20.1)%	$0.76	$1.22	(37.4)%

NM = not meaningful
Key points:
•	Decrease in net income per share-diluted in the second quarter of 2009 was impacted by losses from our limited partnership investments of $26.8 million compared to earnings of $11.3 million in the second quarter of 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Gross margins from management operations increased to 22.5% in the second quarter of 2009 from 19.1% in the second quarter of 2008.
•	Our cost of management operations decreased 2.4% to $208.1 million in the second quarter of 2009 driven by a decrease in the estimate for agent bonuses as a result of a reduction in the profitability component of the bonus.
•	GAAP combined ratios of the insurance underwriting operations increased to 96.6% in the second quarter of 2009, from 93.7% in the second quarter of 2008. Favorable development of prior accident year loss reserves improved the combined ratio by 0.3 points in the second quarter of 2009, compared to 3.9 points in the second quarter of 2008.
ANALYSIS OF BUSINESS SEGMENTS
MANAGEMENT OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Management fee revenue	$259,771	$255,809	1.5%	$489,541	$485,408	0.9%
Service agreement revenue	8,604	7,748	11.0	17,182	15,139	13.5

Total revenue from management operations	268,375	263,557	1.8	506,723	500,547	1.2
Cost of management operations	208,093	213,114	(2.4)	401,367	404,774	(0.8)

Income from management operations	$60,282	$50,443	19.5%	$105,356	$95,773	10.0%

Gross margin	22.5%	19.1%		20.8%	19.1%

Key Points:
•	The management fee rate was 25% in 2009 and 2008.

•	Direct written premiums of the Property and Casualty Group increased 1.4% in the second quarter of 2009 compared to the second quarter of 2008.
•	Year-over-year policies in force grew 3.4%, or 133,568 policies, to 4,079,334 at June 30, 2009, compared to year-over-year growth of 97,586 policies in the second quarter of 2008.

•	Year-over-year average premium per policy was $936 and $960 at June 30, 2009 and 2008, respectively, a decrease of 2.5%.
•	Cost of management operations decreased 2.4%. Commission costs decreased 3.6% while non-commission expense increased 0.6% in the second quarter of 2009 compared to the second quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
(dollars in thousands)	(Unaudited)			(Unaudited)
Private passenger auto	$491,865	$483,217	1.8%	$933,348	$920,216	1.4%
Homeowners	221,218	207,022	6.9	379,942	358,159	6.1
Commercial multi-peril	120,020	119,800	0.2	236,087	234,775	0.6
Commercial auto	84,010	86,552	(2.9)	163,014	169,422	(3.8)
Workers compensation	68,554	77,960	(12.1)	144,188	162,817	(11.4)
All other lines of business	58,618	55,485	5.6	108,785	103,043	5.6

Property and Casualty Group direct written premiums	$1,044,285	$1,030,036	1.4%	$1,965,364	$1,948,432	0.9%
Management fee rate	25.00%	25.00%		25.00%	25.00%

Management fee revenue, gross	$261,071	$257,509	1.4%	$491,341	$487,108	0.9%
Change in allowance for management fee returned on cancelled policies(1)	(1,300)	(1,700)	NM	(1,800)	(1,700)	NM

Management fee revenue, net of allowance	$259,771	$255,809	1.5%	$489,541	$485,408	0.9%

NM = not meaningful

(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Direct written premiums of the Property and Casualty Group increased 1.4% in the second quarter of 2009 reflecting an increase in policies in force offset by reductions in average premium. Total year-over-year policies in force increased by 3.4% to 4,079,334 at June 30, 2009. Growth in policies in force is the result of continuing improvements in policyholder retention and increased new policies sold. The year-over-year average premium per policy declined 2.5% to $936 at June 30, 2009 from $960 at June 30, 2008. The impact of these average premium decreases is seen primarily in the commercial lines renewal premiums.
Premiums generated from new business increased 2.9% to $116.8 million from $113.5 million in the second quarter of 2009 as compared to 2008. Underlying the trend in new business premiums is an increase in new business policies in force of 6.1% to 496,166 at June 30, 2009 from 467,747 at June 30, 2008, while the year-over-year average premium per policy on new business decreased 2.2% to $847 at June 30, 2009, from $866 at June 30, 2008.
Premiums generated from renewal business increased 1.2% to $927.5 million from $916.5 million in the second quarters of 2009 and 2008, respectively. Renewal policies in force increased 3.0% to 3,583,168 from 3,478,019, while the twelve-month average premium per policy on renewal business decreased 2.5% to $948 from $972 for the same respective periods in 2009 and 2008. The Property and Casualty Group’s policy retention ratio has been steadily improving to a twelve-month moving average of 90.8% in the second quarter of 2009, up from 90.6% in the fourth quarter of 2008. The policy retention ratio was 90.4% in the second quarter 2008.
Personal lines — The Property and Casualty Group’s personal lines new business premiums written increased 7.7% to $76.7 million in the second quarter of 2009 compared to $71.2 million in the second quarter of 2008. Personal lines new policies in force increased 7.7% to 408,258 for the twelve months ended June 30, 2009, compared to 379,005 for the twelve months ended June 30, 2008, while the year-over-year average premium per policy on new business declined 0.3% to $685 at June 30, 2009, from $687 at June 30, 2008.
Private passenger auto new business premiums written increased 4.5% to $47.9 million during the second quarter of 2009 driven by a 9.8% increase in new business policies in force to 177,357 for the twelve months ended June 30, 2009. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
private passenger auto new business year-over-year average premium per policy decreased 1.6% to $1,000 at June 30, 2009. A private passenger auto incentive program has been in place since July 2006 to stimulate policy growth.
Renewal premiums written on personal lines policies increased 3.3% during the second quarter of 2009 to $673.6 million from $652.4 million during the second quarter of 2008. The impact of rate reductions was offset by improving policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business decreased 1.0% to $780 at June 30, 2009, from $788 at June 30, 2008. The year-over-year policy retention ratio for private passenger auto improved to 91.9% at June 30, 2009, from 91.8% at December 31, 2008, and 91.6% at June 30, 2008, while the policy retention for homeowners improved to 91.6% at June 30, 2009, from 91.1% at December 31, 2008 and 90.7% at June 30, 2008.
Commercial lines — The commercial lines new business premiums written decreased 5.2% to $40.0 million in the second quarter of 2009 from $42.2 million in the second quarter of 2008. Commercial lines new policies in force decreased 0.9% to 87,908 for the twelve months ended June 30, 2009, while the average premium per policy on commercial lines new business decreased 2.0%.
Renewal premiums for commercial lines decreased 3.9% to $253.9 million from $264.1 million in the second quarter of 2009 compared to 2008. While renewal policies in force increased 2.9% to 435,501 for the twelve months ended June 30, 2009, the year-over-year average premium per policy on commercial lines renewal business declined 6.1% due primarily to the workers compensation and commercial auto lines of business. The workers compensation and commercial auto year-over-year average premium per policy decreased 12.8% and 3.9%, respectively, at June 30, 2009. This was due primarily to reductions in exposures driven by continued economic pressure on commercial customers.
Future trends Property and Casualty Group — premium revenue — We are continuing our efforts to grow Property and Casualty premiums and improve our competitive position in the marketplace. Expanding the size of our agency force will contribute to future growth as existing and new agents build up their books of business with the Property and Casualty Group. Additionally, we expect our pricing actions to result in a net increase in direct written premium in 2009, however, current economic conditions could adversely impact the average premium written by the Property and Casualty Group as customers reduce coverages.
Cost of management operations

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
(in thousands)	(Unaudited)			(Unaudited)

Commissions	$143,436	$148,818	(3.6)%	$272,685	$278,575	(2.1)%

Personnel costs	35,918	36,307	(1.1)	72,351	73,282	(1.3)
Survey and underwriting costs	6,524	6,288	3.8	12,957	12,203	6.2
Sales and policy issuance costs	7,147	7,584	(5.8)	13,252	13,177	0.6
All other operating costs	15,068	14,117	6.7	30,122	27,537	9.4

Non-commission expense	64,657	64,296	0.6	128,682	126,199	2.0

Total cost of management operations	$208,093	$213,114	(2.4)%	$401,367	$404,774	(0.8)%

Key Points:
•	Included in the $5.4 million decrease in second quarter 2009 commissions are:
•	a decrease in the estimate for agent bonuses of $8.0 million, offset by;

•	an increase in scheduled and accelerated rate commissions of $2.5 million, driven by a 1.4% increase in the direct written premiums of the Property and Casualty Group, as well as an increase in certain commercial commission rates.
•	Personnel costs decreased 1.1% in the second quarter of 2009 driven by a $0.8 million decrease in executive severance costs and a $0.7 million decrease in management incentive plan expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	All other operating costs increased $1.0 million primarily as the result of contract labor costs related to various technology initiatives.
Commissions
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
(in thousands)	(Unaudited)			(Unaudited)
Scheduled rate commissions	$127,104	$124,510	2.1%	$237,352	$233,333	1.7%
Accelerated rate commissions	1,011	1,135	(10.9)	2,027	2,105	(3.7)
Agent bonuses	13,601	21,581	(37.0)	29,604	39,355	(24.8)
Promotional incentives	(50)	745	NM	569	1,506	(62.2)
Private passenger auto bonus	2,470	1,847	33.7	4,133	3,276	26.2
Change in commissions allowance for mid-term policy cancellations	(700)	(1,000)	NM	(1,000)	(1,000)	NM

Total commissions	$143,436	$148,818	(3.6)%	$272,685	$278,575	(2.1)%

NM = not meaningful
Scheduled and accelerated rate commissions — Scheduled rate commissions were impacted by the 1.4% increase in the direct written premiums of the Property and Casualty Group in the second quarter of 2009 compared to the second quarter of 2008. Also, effective July 1, 2008, commission rates were increased for certain commercial lines new business premiums, which added $0.4 million to the second quarter of 2009 scheduled rate commissions. In the second quarter of 2008, we recognized $0.5 million of additional commission expense for those commission rate increases related to commercial premiums written but not yet collected at June 30, 2008.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years of operations. Accelerated rate commissions decreased during the second quarter of 2009 as existing accelerated commission contracts are beginning to expire. This is reflective of the fact that although new agency appointments continue, the number of such appointments has been declining. We appointed 214 new agencies in 2007 and 156 in 2008. In the first half of 2009, we appointed 54 new agencies and expect to appoint a total of 127 new agencies for the year.
Agent bonuses — Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years’ actual underwriting data by agency combined with the current year-to-date actual data and projected underwriting data for the remainder of the current year. The decrease in the estimate for agent bonuses in the second quarter of 2009 reflects a reduction in our estimate of the profitability component of the bonus due to factoring in the most recent year’s underwriting data. The agent bonus award is estimated at $59.0 million for 2009.
Private passenger auto bonus — In July 2006, an incentive program was implemented that pays a bonus to agents for each qualifying new private passenger auto policy issued. Effective June 1, 2008, a tiered payout structure was introduced. Additional commission expense, as a result of the tiered bonus structure, was $0.7 million and $0.2 million in the second quarters of 2009 and 2008, respectively.
Other costs of management operations
The cost of management operations excluding commission costs increased 0.6% in the second quarter of 2009 compared to 2008. Personnel costs decreased 1.1%, or $0.4 million, in the second quarter of 2009. Executive severance cost decreased $0.8 million. Management incentive plan expense decreased $0.7 million primarily related to a reduction in the estimate for plan payouts due to lower targeted projections compared against our peer group of companies. Offsetting these decreases was a $0.9 million increase in employee benefit costs driven by higher pension benefit costs due to the change in the discount rate assumption used to calculate the pension expense to 6.06% in 2009 from 6.62% in 2008. All other operating costs increased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
6.7%, or $1.0 million, in the second quarter of 2009 primarily due to increased contract labor costs related to various technology initiatives.
For the six months ending June 30, 2009, personnel costs decreased 1.3%, or $0.9 million, compared to the six months ending June 30, 2008. Executive severance costs decreased $2.1 million in the first half of 2009 compared to the first half of 2008. Employee benefit costs increased $1.4 million primarily as a result of higher pension benefit costs due to the lower discount rate assumption used to calculate the pension expense in 2009. All other operating costs increased 9.4%, or $2.6 million, driven by an increase in consulting fees primarily due to contract labor costs related to various technology initiatives.
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

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
(in thousands)	(Unaudited)			(Unaudited)
Premiums earned	$52,110	$51,736	0.7%	$103,860	$103,662	0.2%

Losses and loss adjustment expenses incurred	35,084	33,823	3.7	78,088	67,583	15.5
Policy acquisition and other underwriting expenses	15,256	14,668	4.0	29,804	28,754	3.7

Total losses and expenses	50,340	48,491	3.8	107,892	96,337	12.0

Underwriting income (loss)	$1,770	$3,245	(45.5)%	$(4,032)	$7,325	NM

NM = not meaningful
Key Points:
•	The loss and loss adjustment expense ratio related to current accident year, excluding catastrophe losses, was 66.0% in the second quarter of 2009, which was 0.3 points lower than the second quarter of 2008.

•	Development of prior accident year loss reserves improved the combined ratio by 0.3 points, or $0.1 million, in the second quarter of 2009 compared to 3.9 points for the second quarter of 2008.

•	Catastrophe losses contributed 1.6 points and 3.0 points to the GAAP combined ratio in the second quarters of 2009 and 2008, respectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three months ended June 30,		Six months ended June 30,
Profitability Measures	2009	2008	2009	2008
Erie Indemnity Company GAAP loss and LAE ratio(1)	67.3%	65.4%	75.2%	65.2%
Erie Indemnity Company GAAP combined ratio(2)	96.6	93.7	103.9	92.9
P&C Group statutory combined ratio	93.2	91.2	102.7	92.1
P&C Group adjusted statutory combined ratio(3)	88.2	87.0	98.2	88.0
Direct business:
Personal lines adjusted statutory combined ratio(4)	90.8	85.5	99.9	85.4
Commercial lines adjusted statutory combined ratio	84.5	90.1	92.0	90.9

Prior accident year reserve development — (redundancy) deficiency	(0.3)	(3.9)	1.9	(4.6)
Prior year salvage and subrogation recoveries collected	(1.6)	(1.6)	(2.4)	(2.4)

Total loss ratio points from prior accident years	(1.9)%	(5.5)%	(0.5)%	(7.0)%

(1)	The GAAP loss and LAE ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses incurred to earned premiums of our property/casualty insurance subsidiaries.

(2)	The GAAP combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums of our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments.

(3)	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.

(4)	The 2009 personal lines adjusted statutory combined ratio reflects increasing severity trends on homeowners and private passenger auto with frequency trends flattening, coupled with higher catastrophe losses. In 2008, a greater extent of favorable development on prior accident year loss reserves was experienced on automobile bodily injury and uninsured/underinsured motorist bodily injury.
Development of direct loss reserves on prior accident years
Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year losses, after removing the effects of salvage and subrogation recoveries was $0.1 million and $2.0 million, in the second quarters of 2009 and 2008, respectively, and improved the combined ratio by 0.3 points and 3.9 points, respectively. In the second quarter of 2009, frequency and severity trends were relatively stable. The favorable development in 2008 resulted from improvements in frequency trends on automobile bodily injury and uninsured/underinsured motorist bodily injury. Severity trends in the second quarter of 2008 reflected slight improvements over anticipated trends.
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $0.8 million and $1.5 million in the second quarters of 2009 and 2008, respectively. Catastrophes in the second quarter of 2009 included flooding, wind and rain storms primarily in the states of Indiana and Illinois. Catastrophes in the second quarter of 2008 included wind, tornado and hail storms primarily in the states of Indiana, Maryland and North Carolina. These catastrophe losses contributed 1.6 points and 3.0 points to the GAAP combined ratio in the second quarters of 2009 and 2008, respectively. Catastrophe losses incurred for the first half of 2009 and 2008 were $4.8 million and $2.4 million, respectively, and contributed 4.6 points and 2.3 points to the combined ratio, respectively.
Underwriting losses are seasonally higher in the second and fourth quarters and as a consequence, our combined ratio generally increases as the year progresses. In the second quarter of 2009, our share of the increase to incurred but not reported reserves related to seasonality adjustments was $0.3 million, compared to $0.9 million in the second quarter of 2008. In the first quarter of 2009, the seasonality adjustment reduced our share of the incurred but not reported reserves by $1.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
INVESTMENT OPERATIONS

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Net investment income	$9,548	$11,467	(16.7)%	$22,060	$23,139	(4.7)%
Net realized gains (losses) on investments	3,467	(1,818)	NM	(367)	(14,443)	97.5
Net impairment losses recognized in earnings	(2,544)	(12,449)	79.6	(7,152)	(24,403)	70.7
Equity in (losses) earnings of limited partnerships	(26,798)	11,275	NM	(54,829)	19,253	NM
Equity in earnings (losses) of EFL	2,005	(602)	NM	327	(874)	NM

Net (loss) revenue from investment operations	$(14,322)	$7,873	NM	$(39,961)	$2,672	NM

NM = not meaningful
Key Points
•	Net investment income decreased 16.7% for the quarter driven primarily by lower investment income resulting from the sale of some of our non-redeemable preferred stock investments in 2008 and 2009.

•	Net impairment losses recognized in earnings decreased $9.9 million in the second quarter of 2009 compared to 2008 due to an improvement of the financial market and the change in the impairment policies for debt securities as a result of the adoption of FSP FAS 115-2.

•	Equity in earnings of limited partnerships decreased $38.1 million in the second quarter of 2009 compared to the second quarter of 2008 due to the continued economic downturn in the financial and real estate markets.

•	Equity in earnings (losses) of EFL include our share of impairment losses recognized by EFL of $0.2 million in the second quarter of 2009 compared to $4.4 million in the second quarter of 2008.
Limited partnership investments generated losses in the second quarter and year to date June 30, 2009, which is reflective of market conditions. Limited partnership investments are valued based on the general partner financial statements which are generally received on a one-quarter lag. Our year to date June 30, 2009 limited partnership investment losses primarily include general partners’ financial results for the fourth quarter of 2008 and the first quarter of 2009. Also included in the second quarter 2009 limited partnership results was a pre-tax charge of $7.6 million related to the first quarter of 2009 equity in losses of limited partnerships. See Note 1, Basis of Presentation, for additional information.
Private equity and mezzanine debt limited partnerships generated losses of $12.9 million and earnings of $7.2 million for the quarters ended June 30, 2009 and 2008, respectively. Real estate limited partnerships generated losses of $13.9 million and earnings of $4.1 million in the second quarters of 2009 and 2008, respectively. As these investments are generally reported on a one-quarter lag, they do not reflect the market conditions experienced during the second quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At June 30, 2009, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $652.5 million, or 24.8%, of total assets.
Our investments are subject to certain risks, including interest rate and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 64.0% and 59.2% of invested assets at June 30, 2009 and December 31, 2008, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
We continually review the available-for-sale debt and equity portfolios to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. In addition to specific factors, other factors considered in our review of investment valuation are the length of time and amount the fair value is below cost.
We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below costs. With the implementation of FSP FAS 115-2 in the second quarter of 2009, we analyze debt securities to determine if a credit-related impairment has occurred. Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no non-credit impairments are recorded in other comprehensive income. Prior to the implementation of FSP FAS 115-2 in the second quarter of 2009, there was no differentiation between impairments related to credit loss and those related to other factors and declines in fair values of debt securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery. For available-for-sale equity securities, a charge is recorded in the Consolidated Statement of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred. (See “Investment Operations” section herein.)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following is a breakdown of the fair value of our fixed maturity portfolio by industry sector as of June 30, 2009:

	Fair	Percentage
(in thousands)	value	to total

Basic materials	$9,537	1.6%
Communications	33,659	5.6
Consumer	65,546	10.9
Diversified	1,073	0.2
Energy	32,263	5.4
Financial	133,868	22.3
U.S. Treasury	2,867	0.5
Municipal	224,628	37.2
Industrial	24,022	4.0
Structured securities (1)	34,348	5.7
Technology	4,979	0.8
Utilities	35,181	5.8

Total	$601,971	100.0%

(1)	Structured securities include asset-based securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.
Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.
The following tables present an analysis of our preferred and common stock securities by industry sector at June 30, 2009:

Preferred Stock
		Percentage
(in thousands)	Fair value	to total

Communications	$1,610	3.5%
Financial	30,991	66.7
Government sponsored enterprises	378	0.8
Industrial	1,590	3.4
Technology	3,000	6.4
Utilities	8,922	19.2

Total	$46,491	100.0%

Common Stock
		Percentage
(in thousands)	Fair value	to total

Basic materials	$1,818	5.0%
Communications	2,663	7.4
Consumer	14,714	40.7
Diversified	473	1.3
Energy	1,804	5.0
Financial	7,591	21.0
Industrial	4,890	13.5
Technology	1,361	3.8
Utilities	811	2.3

Total	$36,125	100.0%

Limited partnership investments
In the second quarter of 2009, investments in limited partnerships decreased $19.3 million to $254.7 million due to fair value depreciation on existing limited partnerships. See also Note 1, Basis of Presentation in the Notes to the Consolidated Financial Statements.

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
Loss and loss adjustment expense reserves are presented in our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC. Our property/casualty insurance subsidiaries wrote about 16% of the direct property/casualty premiums of the Property and Casualty Group during the first six months of 2009. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset in our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

		As of
	June 30,	December 31,
(in thousands)	2009	2008
Gross reserve liability:
Private passenger auto	$293,437	$295,174
Pre-1986 automobile catastrophic injury	157,741	167,748
Homeowners	34,637	28,984
Workers compensation	159,973	162,898
Workers compensation catastrophic injury	102,146	92,019
Commercial auto	75,208	75,480
Commercial multi-peril	88,064	76,584
All other lines of business	68,663	66,194

Gross reserves	979,869	965,081
Reinsurance recoverables	788,848	778,328

Net reserve liability	$191,021	$186,753

The reserves that have the greatest potential for variation are the catastrophic injury liability reserves. We are currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve catastrophic injuries. The reserve carried by the Property and Casualty Group for the catastrophic injury claimants, which is our best estimate of this liability at this time, was $506.3 million at June 30, 2009, which is net of $157.9 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net catastrophic injury liability reserves is $27.9 million at June 30, 2009, compared to $28.3 million at December 31, 2008. The decrease in the pre-1986 automobile catastrophic injury reserve at June 30, 2009, compared to December 31, 2008, was primarily due to continued lower cost expectations of future attendant care services combined with the death of one claimant, while the increase in the workers compensation catastrophic injury reserve was primarily due to one large workers compensation claim.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-and long-term cash requirements of its business operations. Our liquidity requirements have been met primarily by funds generated from management operations, the net cash flows of our insurance subsidiaries 5.5% participation in the underwriting results of the reinsurance pool with the Exchange, and investment income from nonaffiliated investments. Cash provided from these sources is used primarily to fund the costs of management operations including salaries and wages, commissions, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology. We expect that our operating cash needs will be met by funds generated from operations. When cash provided by operating activities is in excess of our operating cash needs, we may use this excess to fund our investment portfolios. When funding requirements exceed operating cash flows, our investment portfolios may be used as a funding source. Continuing volatility in the financial markets presents challenges to us as we occasionally access our investment portfolio as a source of cash. Some of our fixed income investments, despite being publicly traded, are illiquid due to credit market conditions. Further volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts. Additionally, our limited partnership investments are illiquid. We believe we have sufficient liquidity to meet our needs from other sources even if credit market volatility persists throughout 2009. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” herein for further information on the risk of market volatility.
If the financial market volatility continues, we have the ability to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities future funding requirements could be met through: (1) a $100 million bank line of credit, from which we have no borrowings as of June 30, 2009, (2) dividend payments from our wholly-owned property/casualty insurance subsidiaries, EIC, EIPC and EINY, up to their statutory limits totaling $23.0 million under current regulatory restrictions as of June 30, 2009, (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $62.5 million at June 30, 2009, and (4) the ability to curtail or modify discretionary cash outlays such as those related to our share repurchase activities until the investment markets better support our financing activities. We believe we have the funding sources available to us to support future cash flow requirements.
Cash flows provided by our operating activities totaled $55.4 million for the first six months of 2009, compared to $14.5 million for the first six months of 2008. Cash paid for agent bonuses in the first six months of 2009 was $80.3 million, of which $80.0 million was accrued for at December 31, 2008, compared to $94.9 million in the first six months of 2008. The first six months of 2008 also includes a pension contribution of $15.0 million to our pension plan. We expect to make another contribution to our pension plan in the third quarter of 2009 for approximately $15 million. Pension expense is anticipated to be approximately $10 million higher in 2009 as a result of the change in discount rate to 6.06% in 2009 from 6.62% in 2008. Our affiliated entities generally reimburse us for about 50% of the net periodic benefit cost of the pension plan.
At June 30, 2009, we recorded a deferred tax asset of $78.1 million, which included $7.4 million relating to unrealized and realized net capital losses that have not yet been recognized for tax purposes. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the losses ultimately recognized for tax purposes will be fully utilized. As such, there was no deferred tax valuation allowance recorded at June 30, 2009.
We have the ability to carry back capital losses of $98.3 million as a result of gains recognized in prior years. We have disposed of assets with tax losses of approximately $34.5 million to carry back against these gains. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows used in our investing activities totaled $42.4 million for the six months ended June 30, 2009, compared to cash provided of $36.8 million for the six months ended June 30, 2008. In 2008, our investing operations were impacted by fewer reinvestments as a result of our continued share repurchase activity. Also impacting our future investing activities are our limited partnership commitments, which at June 30, 2009, totaled $72.6 million and are required to be funded through 2012. In the second quarter of 2009, we made a capital contribution to EFL in the amount of $11.9 million. The capital will be used to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
support EFL’s life insurance and annuity business and strengthen its surplus as EFL’s capital has declined as a result of realized and unrealized investment losses due to the turmoil in the financial markets in the second half of 2008 and the continued volatility in 2009.
There were no shares repurchased in the second quarter of 2009 in conjunction with our stock repurchase plan that was authorized by our Board of Directors in April 2008. During the first half of 2009, 42,200 shares of our outstanding Class A common stock were repurchased at a total cost of $1.2 million. In May 2009, our Board of Directors approved a continuation of the current stock repurchase program through June 30, 2010. We have approximately $100 million of repurchase authority remaining under this plan at June 30, 2009. The first half of 2008 included 1.9 million shares of our outstanding Class A common stock that were repurchased at a total cost of $97.7 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.)
Financing activities through June 30, 2008 included borrowings of $75.0 million on our bank line of credit for certain intercompany cash settlement needs. This amount was repaid in full by December 31, 2008. This line of credit was extended to December 31, 2009. There were no borrowings on this line as of June 30, 2009. The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios, and we are in compliance with all covenants at June 30, 2009.
CRITICAL ACCOUNTING ESTIMATES
We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements. The most significant estimates relate to valuation of investments, reserves for property/casualty insurance unpaid losses and loss adjustment expenses and retirement benefits. While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided. Our most critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008. See Note 6, Fair Value, for additional information.
Investment valuation
We make estimates concerning the valuation of all investments. Valuation techniques used to derive fair value of our available-for-sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, such as prices obtained from nationally recognized pricing services for identical instruments in active markets. Observable inputs other than quoted prices would include prices obtained from third party pricing services that model prices based on observable inputs. Unobservable inputs reflect our own assumptions regarding exit market pricing for these securities. Fair value for these securities, that comprise only 4.0% of our total investment portfolio, are determined using comparable securities or valuations received from outside broker dealers. In cases where there has been little or no activity in the current market and no other inputs from external sources are available, an internal review is also performed to evaluate the price and make adjustments as necessary. Factors used to estimate a price most representative of fair value include potential for default, structure and collateral, market discount rates and current credit rating.
Investments are evaluated monthly for other-than-temporary impairment loss. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:
•	the extent and duration for which fair value is less than cost;

•	historical operating performance and financial condition of the issuer;

•	short- and long-term prospects of the issuer and its industry based on analysts’ recommendations;

•	specific events that occurred affecting the issuer, including rating downgrades;

•	our intent to sell or more likely than not be required to sell (debt securities); and

•	our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value (equity securities).
For debt securities in which we do not expect full recovery of amortized cost, the security is deemed to be credit-impaired. Credit-related impairments and impairments on securities we intend to sell or more likely than not will be required to sell are recorded in the Consolidated Statements of Operations. It is our intention to sell all debt securities with credit impairments. For

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities or limited partnership investments, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. A decline in surplus could also result from variability in investment markets as realized and unrealized losses are recognized. Due to the continued distress in the securities markets, the Exchange recognized impairment charges of $78.5 million in the second quarter of 2009. To the extent the market downturn continues, the Exchange’s investment portfolio may continue to be impacted. In the second quarter of 2009, the Exchange made a capital contribution to EFL in the amount of $43.1 million. The capital will be used to support its life insurance and annuity business and strengthen its surplus as EFL’s capital has declined as a result of realized and unrealized investment losses due to the turmoil in the financial markets in the second half of 2008 and the continued volatility in 2009. Despite these recent market events, at June 30, 2009, the Exchange had $3.9 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1.
The Exchange has strong underlying operating cash flows and sufficient liquidity to meet its needs, including the ability to pay the management fees owed to us. Through the six months ended June 30, 2009, the Exchange generated $388.0 million in cash flows from operating activities. At June 30, 2009, the Exchange had $256.6 million in cash and cash equivalents. The Exchange also has an unused $75 million bank line of credit at June 30, 2009. This line of credit was renewed through December 31, 2009. The bank requires compliance with certain covenants. The Exchange was in compliance with all bank covenants at June 30, 2009, which include minimum statutory surplus and risk based capital ratios.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Note 15 to the Consolidated Financial Statements herein.
Insurance premium rate actions
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect the direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and also have a direct bearing on management fees. Pricing actions contemplated or taken by the Property and Casualty Group are also subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2009, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. We expect our pricing actions to result in a net increase in direct written premium in 2009, however, current economic conditions could adversely impact the average premium per policy written by the Property and Casualty Group as customers reduce coverages.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market volatility
Our portfolio of fixed income, limited partnerships, preferred and common stocks are subject to significant market value changes especially in the current environment of instability in the worldwide financial markets. Uncertainty remains surrounding the general market conditions. The current volatility in the financial markets could have an adverse impact on our financial condition, operations and cash flows.
With the adoption of FAS 159 as of January 1, 2008, all changes to unrealized gains and losses on the common stock portfolio are recognized in investment income as net realized gains or losses in the Consolidated Statements of Operations. The fair value of the common stock portfolio is subject to fluctuation from period-to-period resulting from changes in prices. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income in 2009 and beyond. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” herein for further information on the risk of market volatility. See additional information related to the Exchange in Note 15 to the Consolidated Financial Statements herein.
Economic conditions
Financial markets have been experiencing an improvement in recent months although overall economic conditions remain poor. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead the Property and Casualty Group’s customers to cancel insurance policies, modify coverage or not renew policies, and the Group’s premium revenue, and consequently our management fee, could be adversely affected. Challenging economic conditions also may impair the ability of the Group’s customers to pay premiums as they fall due, and as a result, the Group’s reserves and write-offs could increase. The Group is unable to predict the uncertainty in current financial markets and adverse economic conditions in the United States and other countries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2008 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the six months ended June 30, 2009. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Our objective is to earn competitive returns by investing in a diversified portfolio of securities. We are exposed to credit risk through our portfolios of fixed maturity securities, nonredeemable preferred stock, limited partnerships, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing up front underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. We do not hedge credit risk inherent in our fixed maturity investments. Our investment portfolio is diversified with 93.5% of the fixed income portfolio rated investment grade (BBB or higher).
In our limited partnership investment portfolio we are exposed to credit risk, as well as price risk. Price risk is defined as the potential loss in estimated fair value resulting from an adverse change in prices. Our investments are directly affected by the impact of changes in these risk factors on the underlying investments held by our fund managers, which could vary significantly from fund to fund. We manage these risks by performing up front due diligence on our fund managers, ongoing monitoring and through the construction of a diversified portfolio.
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Similar to our investment portfolio, the Exchange maintains 93.3% of its bond portfolio rated investment grade.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no shares purchased in any month in the second quarter of 2009. In May 2009, our Board of Directors approved a continuation of the stock repurchase program, authorizing repurchases through June 30, 2010. As of June 30, 2009, we have approximately $100 million of shares that may yet be purchased under the publicly announced share repurchase plan.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We have two classes of common stock. On May 5, 2009, the date of our Annual Meeting of Shareholders, we had 51,240,693 shares of Class A common stock outstanding and 2,551 shares of Class B common stock outstanding. Sole shareholder voting power is vested in the Class B common stock.
The election of directors to serve on our Board occurred at our Annual Meeting of Shareholders. All nominees to the Board were unanimously elected by the 2,528 votes cast. This information is incorporated by reference to our Form 8-K as filed with the Securities and Exchange Commission on May 11, 2009.
Our shareholders also voted on two amendments to our bylaws pertaining to (i) the timing of the Annual Meeting of Shareholders and (ii) the advance notice requirements for shareholder proposals. The amendment relating to the timing of our Annual Meeting of Shareholders, which would allow the meeting to be held at any time prior to the first day of July, was voted on and unanimously approved by the 2,528 votes cast. The amendment to the advance notice requirements provides that proposals relating to (a) the nomination of persons as candidates for election by shareholders as a director at the next Annual Meeting of Shareholders, and (b) matters other than candidates for election as directors, must be received by the Company not later than 5:00 p.m. Eastern Time on the last business day of the calendar year prior to the calendar year in which such Annual Meeting of Shareholders is to be held. This amendment to the advance notice provisions was voted on and unanimously approved by the 2,528 votes cast.
Finally, our shareholders voted to approve the continuation of our Annual Incentive Plan and Long-Term Incentive Plan for the purpose of qualifying the plans under Section 162(m) of the Internal Revenue Code of 1986. The continuation of these plans was unanimously approved by the 2,528 votes cast.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Loan Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008, Amendment to Loan Documents dated February 27, 2008, Reimbursement Agreement for Standby Letter(s) of Credit dated February 27, 2008, Sixth Amendment to Loan Documents dated December 29, 2008, Eighth Amendment to Loan Documents dated April 21, 2009, and Ninth Amendment to Loan Documents dated June 29, 2009

10.2	Committed Line of Credit Note between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008, and Third Amended and Restated Committed Line of Credit Note dated December 29, 2008

10.3	Notification and Control Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008

10.4	Pledge Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Erie Indemnity Company Amended and Restated Bylaws. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on May 11, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)
Date: August 5, 2009	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO