Form 10-Q
period 2009-09-30
ERIE INDEMNITY CO
filed 2009-10-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
 Yes  ☐     No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 51,252,693 at October 21, 2009.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at October 21, 2009.
The common stock is the only class of stock the registrant is presently authorized to issue.

INDEX
ERIE INDEMNITY COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $624,092 and $597,672, respectively)	$646,908	$563,429
Equity securities (cost of $39,359 and $59,958, respectively)	40,499	55,281
Trading securities, at fair value (cost of $37,087 and $37,835, respectively)	41,072	33,338
Limited partnerships (cost of $284,245 and $272,144, respectively)	248,124	299,176
Real estate mortgage loans	1,142	1,215

Total investments	977,745	952,439

Cash and cash equivalents	36,872	61,073
Accrued investment income	9,318	8,420
Premiums receivable from policyholders	251,784	244,760
Federal income taxes recoverable	0	7,498
Deferred income taxes	64,778	72,875
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss adjustment expenses	793,733	777,754
Ceded unearned premiums to Erie Insurance Exchange	132,990	109,613
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	242,650	218,243
Reinsurance recoverable from non-affiliates	1,983	1,944
Deferred policy acquisition costs	17,764	16,531
Equity in Erie Family Life Insurance	71,006	29,236
Securities lending collateral	9,668	18,155
Other assets	74,189	69,845

Total assets	$2,709,480	$2,613,386

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
(dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss adjustment expenses	$982,972	$965,081
Unearned premiums	452,815	424,370
Commissions payable	133,326	126,208
Agent bonuses	49,922	81,269
Securities lending collateral	9,778	18,155
Accounts payable and accrued expenses	56,670	51,333
Deferred executive compensation	12,959	15,152
Dividends payable	23,236	23,249
Federal income tax payable	228	0
Pension plan liability	92,381	97,682
Employee benefit obligations	17,078	19,012

Total liabilities	1,831,365	1,821,511

Shareholders’ Equity
Capital stock:
Class A common, no par value and stated value of $0.0292 per share; authorized 74,996,930 shares; issued 68,289,600 and 68,277,600 shares respectively; 51,252,693 and 51,282,893 shares outstanding, respectively	1,992	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, no par value and stated value of $70 per share; 2,546 and 2,551 shares authorized, issued and outstanding, respectively	178	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive loss	(68,911)	(135,854)
Retained earnings, before cumulative effect adjustment	1,742,537	1,717,499
Cumulative effect of accounting changes, net of tax	6,692	11,191

Retained earnings, after cumulative effect adjustment	1,749,229	1,728,690

Total contributed capital and retained earnings	1,690,318	1,602,836

Treasury stock, at cost, 17,036,907 and 16,994,707 shares, respectively	(812,203)	(810,961)

Total shareholders’ equity	878,115	791,875

Total liabilities and shareholders’ equity	$2,709,480	$2,613,386

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenue
Management fee revenue, net	$238,752	$234,120	$701,270	$692,737
Premiums earned	52,989	52,057	156,849	155,719
Service agreement revenue	8,730	8,340	25,911	23,480

Total operating revenue	300,471	294,517	884,030	871,936

Operating expenses
Cost of management operations	202,412	195,297	581,648	577,754
Losses and loss adjustment expenses incurred	33,746	37,185	111,834	104,768
Policy acquisition and other underwriting expenses	16,146	12,311	41,056	36,592

Total operating expenses	252,304	244,793	734,538	719,114

Investment income (loss) — unaffiliated
Investment income, net of expenses	9,466	10,218	31,526	33,357
Realized gains (losses) on investments	5,453	(3,925)	5,086	(18,368)
Net impairment losses recognized in earnings	(3,232)	(37,431)	(10,384)	(61,834)
Equity in (losses) earnings of limited partnerships	(8,752)	1,057	(63,581)	20,310

Total investment income (loss) — unaffiliated	2,935	(30,081)	(37,353)	(26,535)

Income before income taxes and equity in earnings (losses) of Erie Family Life Insurance	51,102	19,643	112,139	126,287
Provision for income taxes	16,440	6,011	33,918	40,550
Equity in earnings (losses) of Erie Family Life Insurance, net of tax	5,024	(9,384)	5,328	(10,197)

Net income	$39,686	$4,248	$83,549	$75,540

Net income per share
Class A common stock — basic	$0.77	$0.08	$1.62	$1.45
Class A common stock — diluted	0.69	0.07	1.46	1.30
Class B common stock — basic and diluted	112.06	15.92	239.96	216.59

Weighted average shares outstanding — basic
Class A common stock	51,252,693	51,376,513	51,255,234	51,984,203
Class B common stock	2,546	2,551	2,549	2,551
Weighted average shares outstanding — diluted
Class A common stock	57,383,900	57,533,591	57,393,641	58,141,281
Class B common stock	2,546	2,551	2,549	2,551

Dividends declared per share
Class A common stock	$0.45	$0.44	$1.35	$1.32
Class B common stock	67.50	66.00	202.50	198.00
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Accumulated other comprehensive (loss) income
Balance, beginning of period	$(101,465)	$(8,543)	$(135,854)	$10,048
Adjustment to opening balance, net of tax*	0	0	(6,692)	(11,191)

Adjusted balance, beginning of period	(101,465)	(8,543)	(142,546)	(1,143)

Net unrealized gains (losses) before tax arising during period	47,585	(66,105)	102,107	(98,040)
Less: reclassification adjustment for gross realized losses included in net income	2,498	37,932	11,178	58,482

Change in comprehensive income (loss), before tax	50,083	(28,173)	113,285	(39,558)
Income tax (expense) benefit related to items of other comprehensive income	(17,529)	9,860	(39,650)	13,845

Change in other comprehensive income (loss), net of tax	32,554	(18,313)	73,635	(25,713)

Balance, end of period	$(68,911)	$(26,856)	$(68,911)	$(26,856)

Comprehensive income
Net income	$39,686	$4,248	$83,549	$75,540
Net change in accumulated other comprehensive income (loss)	32,554	(18,313)	73,635	(25,713)

Total comprehensive income (loss)	$72,240	$(14,065)	$157,184	$49,827

*	Previously recognized non-credit other-than-temporary impairment losses were reclassified from retained earnings to other comprehensive income upon the implementation of FASB ASC 320, Investments — Debt and Equity Securities, during the second quarter of 2009. See Note 2. The 2008 adjustment reclassified unrealized gains related to common stock to retained earnings upon the adoption of the fair value option at January 1, 2008 in accordance with FASB ASC 825, Financial Instruments.
See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Management fee received	$690,337	$680,311
Service agreement fee received	26,311	23,880
Premiums collected	162,352	157,813
Net investment income received	32,646	38,318
Limited partnership distributions	9,257	21,738
Decrease in reimbursements collected from affiliates	(8,702)	(21,443)
Commissions paid to agents	(339,186)	(328,494)
Agent bonuses paid	(80,519)	(94,855)
Salaries and wages paid	(84,474)	(81,030)
Pension contribution and employee benefits paid	(24,639)	(36,972)
Losses paid	(93,513)	(88,748)
Loss adjustment expenses paid	(16,428)	(15,765)
Other underwriting and acquisition costs paid	(44,943)	(41,295)
General operating expenses paid	(81,719)	(76,305)
Interest paid on bank line of credit	0	(953)
Income taxes paid	(46,861)	(56,360)

Net cash provided by operating activities	99,919	79,840

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(102,855)	(141,641)
Preferred stock	(8,462)	(31,343)
Common stock	(18,760)	(55,894)
Additional investment in EFL	(11,897)	—
Limited partnerships	(21,294)	(44,702)
Sales/maturities of investments:
Fixed maturity sales	35,132	121,966
Fixed maturity calls/maturities	36,386	80,088
Preferred stock	28,623	35,560
Common stock	17,540	72,508
Sale of and returns on limited partnerships	1,664	20,368
Purchase of property and equipment	(6,892)	(8,551)
Net distributions on agent loans	(2,347)	(2,924)

Net cash (used in) provided by investing activities	(53,162)	45,435

Cash flows from financing activities
Dividends paid to shareholders	(69,716)	(69,528)
Purchase of treasury stock	(1,242)	(98,659)
Decrease in collateral from securities lending	(8,377)	(15,480)
Redemption of securities lending collateral	8,377	15,480
Proceeds from bank line of credit	0	75,000
Payments on bank line of credit	0	(45,000)

Net cash used in financing activities	(70,958)	(138,187)

Net decrease in cash and cash equivalents	(24,201)	(12,912)
Cash and cash equivalents at beginning of period	61,073	31,070

Cash and cash equivalents at end of period	$36,872	$18,158

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, which include the accounts of Erie Indemnity Company and our wholly owned property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (SEC) on February 26, 2009. Erie Insurance Exchange (Exchange), for whom we serve as attorney-in-fact, and its property/casualty subsidiary, Flagship City Insurance Company, our three insurance subsidiaries, EIC, EINY and EIPC and Erie Family Life Insurance Company (EFL) operate collectively as the Erie Insurance Group (Group).
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No.162,” (FASB Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles). This standard establishes two levels of generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The FASB Accounting Standards Codification (Codification) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. All other accounting literature is nonauthoritative. This statement became effective for periods ending after September 15, 2009. There was no impact on our consolidated financial statements upon adoption of this standard.
In April 2009, the Financial Accounting Standards Board provided additional application guidance and enhanced disclosure requirements regarding fair value measurements and impairments of securities as follows.
•	FASB ASC 820, Fair Value Measurements and Disclosures, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This guidance states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this guidance include the inputs and valuation techniques used to measure fair values and any changes in such. We implemented this guidance during the second quarter of 2009 and have provided the required disclosure concerning fair value measure inputs and valuation techniques in Note 6.

•	FASB ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this guidance in the second quarter of 2009 and the additional fair value disclosures have been provided in Note 6.

•	FASB ASC 320, Investments — Debt and Equity Securities, amends the existing other-than-temporary impairment (OTTI) guidance for debt securities. This amended other-than-temporary impairment model requires that credit-related losses and securities in an unrealized position we intend to sell be recognized in earnings, with the remaining decline being recognized in other comprehensive income. This guidance also changes the presentation of OTTI in the statement of operations with the total OTTI presented along with an offset for the amount of OTTI recognized in other comprehensive income. Disclosures include further disaggregation of securities, methodology and inputs related to credit-related loss impairments and a rollforward of credit-related loss impairments. We implemented this guidance during the second quarter of 2009 and have made the applicable presentations in the accompanying financial statements and footnotes. The adoption of this guidance required a cumulative effect adjustment to reclass previously recognized non-credit other-than-temporary impairments from retained earnings to other comprehensive income. The net impact of the cumulative effect adjustment for our available-for-sale debt

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
FASB ASC 855, Subsequent Events, was issued in June 2009 to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This guidance requires disclosure of the date through which subsequent events are evaluated. This statement became effective for periods ending after June 15, 2009. We have provided the required disclosures concerning subsequent events in Note 17.
In June 2009, SFAS 167, “Amendments to FASB Interpretation No. 46(R),” was issued and amends the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (VIE) by requiring a qualitative analysis to determine if an enterprise’s variable interest gives it a controlling financial interest. (This pronouncement has not been Codified as of the filing of this report, therefore reference is made to the pre-Codified standard). A primary beneficiary is expected to be identified through qualitative analysis, which looks at the power to direct activities of the VIE, including its economic performance and the right to receive benefits from the VIE that are significant. This pronouncement is effective for fiscal years that begin after November 15, 2009. Under the current quantitative analysis required by FASB ASC 810, Consolidation, although we hold a variable interest in it, we are not deemed to be the primary beneficiary of the Exchange (see Note 15), and the Exchange’s financial statements are not consolidated with ours. Under the provisions of this pronouncement we will be deemed to have a controlling financial interest in the Exchange, by virtue of our attorney-in-fact relationship with the Exchange, and consolidation of the Exchange in our financial statements will be required effective for our first quarter 2010 financial statements. This will require that the Exchange’s financial statements, which are currently only prepared in accordance with statutory accounting principles, be prepared in accordance with GAAP. The Exchange will then also be subject to the Sarbanes-Oxley Section 404 internal control reporting requirements. Given the materiality of the Exchange’s operations, consolidating the Exchange’s financial statements with the Company’s will significantly change our reporting entity, related footnote disclosures and the overall presentation of management’s discussion and analysis. The Exchange’s equity will be shown as a noncontrolling interest in such consolidated statements and the net earnings and equity of the Company will be unchanged by this presentation.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Available-for-sale securities — Fixed maturity and preferred stock securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses, net of related tax effects, on fixed maturities and preferred stock are charged or credited directly to shareholders’ equity as accumulated other comprehensive income (loss).
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
Debt securities that have experienced a decline in fair value and that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is other-than-temporary.
Some factors considered in this evaluation include:
•	the extent and duration to which fair value is less than cost;

•	historical operating performance and financial condition of the issuer;

•	short and long-term prospects of the issuer and its industry based on analysts’ recommendations;

•	specific events that occurred affecting the issuer, including a ratings downgrade;

•	near term liquidity position of the issuer;

•	compliance with financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)
If a decline is deemed to be other-than-temporary, an assessment is made to determine the amount of the total impairment related to a credit loss and that related to all other factors. Consideration is given to all available information relevant to the collectibility of the security in this determination. If the entire amortized cost basis of the security will not be recovered, a credit loss exists. Currently, we have the intent to sell all of our securities that have been determined to have a credit-related impairment. As a result, the entire amount of the impairment has been recognized in earnings. If we would have had securities with credit impairments that we did not intend to sell, the non-credit portion of the impairment would have been recorded in other comprehensive income.
Impairment charges on non-redeemable preferred securities and hybrid securities with equity characteristics are included in earnings consistent with the treatment for equity securities. This approach is more conservative since the lack of a final maturity and unlikelihood of a call means recovery is uncertain and would occur over a multi-year period. We consider whether we have the intent and ability to hold these types of securities until recovery.
NOTE 4 — RECLASSIFICATIONS
Certain amounts previously reported in the 2008 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications affected the Consolidated Statements of Cash Flows. Reclassifications in the Consolidated Statements of Operations resulted from new accounting guidance. These reclassifications had no effect on previously reported net income.
NOTE 5 — EARNINGS PER SHARE
Earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. During the third quarter 2009, 5 shares of Class B voting common stock were converted into 12,000 shares of Class A nonvoting common stock. Class A diluted earnings per share are calculated under the if-converted method that reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards under the long-term incentive plan and awards not yet vested related to the outside directors’ stock compensation plan.
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

	Three Months Ended September 30,
		2009			2008
	Allocated	Weighted		Allocated	Weighted
(dollars in thousands,	net income	shares	Per-share	net income	shares	Per-share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$39,401	51,252,693	$0.77	$4,208	51,376,513	$0.08

Dilutive effect of stock awards	0	20,807	—	—	34,678	—

Assumed conversion of Class B shares	285	6,110,400	—	40	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$39,686	57,383,900	$0.69	$4,248	57,533,591	$0.07

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$285	2,546	$112.06	$40	2,551	$15.92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 — EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2009			2008
	Allocated	Weighted		Allocated	Weighted
(dollars in thousands,	net income	shares	Per-share	net income	shares	Per-share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$82,937	51,255,234	$1.62	$74,988	51,984,203	$1.45

Dilutive effect of stock awards	0	20,807	—	—	34,678	—

Assumed conversion of Class B shares	612	6,117,600	—	552	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$83,549	57,393,641	$1.46	$75,540	58,141,281	$1.30

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$612	2,549	$239.96	$552	2,551	$216.59

As of December 2008, all shares awarded under our pre-2004 long-term incentive plan for executive and senior management were fully vested. Awards not yet vested related to this plan and included in the calculation of diluted earnings per share for the third quarter of 2008 were 12,535 shares. There were 11,200 shares of other stock-based awards not yet vested that were included in the third quarter 2009 diluted EPS calculation. Awards not yet vested related to the outside directors’ stock compensation plan were 9,607 and 6,143 for the third quarters of 2009 and 2008, respectively.
NOTE 6 — FAIR VALUE
Our available-for-sale and trading securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.
Valuation techniques used to derive the fair value of our available-for-sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources.
Unobservable inputs reflect our own assumptions regarding fair market value for these securities. Although the majority of our prices are obtained from third party sources, we also perform an internal pricing review for securities with low trading volumes in the current market conditions. Financial instruments are categorized into three levels based upon the following characteristics or inputs to the valuation techniques:
Level 1	Quoted prices for identical instruments in active markets not subject to adjustments or discounts

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Instruments whose significant value drivers are unobservable and reflect management’s estimate of fair value based on assumptions used by market participants in an orderly transaction as of the valuation date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE (Continued)
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input:

	At September 30, 2009
	Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$646,908	$6,088	$629,140	$11,680
Preferred stock	40,499	7,796	31,519	1,184
Trading securities:
Common stock	41,072	41,050	0	22

Total	$728,479	$54,934	$660,659	$12,886

Level 3 Invested Assets — Quarterly Change:

			Included in			Ending
	Beginning		other	Purchases,	Transfers in	balance at
	balance at	Included in	comprehensive	sales and	and (out) of	September 30,
(in thousands)	June 30, 2009	earnings(1)	income	adjustments	Level 3 (2)	2009

Available-for-sale securities:
Fixed maturities	$14,367	$(652)	$1,458	$(1,991)	$(1,502)	$11,680
Preferred stock	11,215	0	89	0	(10,120)	1,184
Trading securities:
Common stock	22	0	0	0	0	22

Total Level 3 assets	$25,604	$(652)	$1,547	$(1,991)	$(11,622)	$12,886

Level 3 Invested Assets — Year-to-Date Change:

	Beginning		Included in			Ending
	balance at		other	Purchases,	Transfers in	balance at
	December 31,	Included in	comprehensive	sales and	and (out) of	September 30,
(in thousands)	2008	earnings (1)	income	adjustments	Level 3 (2)	2009

Available-for-sale securities:
Fixed maturities	$14,217	$(1,647)	$3,527	$(1,215)	$(3,202)	$11,680
Preferred stock	11,818	(1,118)	604	0	(10,120)	1,184
Trading securities:
Common stock	22	0	0	0	0	22

Total Level 3 assets	$26,057	$(2,765)	$4,131	$(1,215)	$(13,322)	$12,886

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or nine months ended September 30, 2009 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — FAIR VALUE (Continued)
Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when in our judgment a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions. At September 30, 2009, we adjusted 11 prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes. The value of these securities based on prices from the pricing service was $3.5 million. The ultimate value used in our financial statements was $4.1 million. We perform continuous reviews of the prices obtained from the pricing service. This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper level classification of the financial instrument. Price variances, including large periodic changes, are investigated and corroborated by market data. We have reviewed the pricing methodologies of our pricing service and believe that their prices adequately consider market activity in determining fair value.
In cases in which a price from the pricing service is not available, values are determined by obtaining non-binding broker quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based on our best estimate of fair value using corroborating market information. Our evaluation includes the consideration of benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
For certain structured securities in an illiquid market, there may be no prices available from a pricing service and no comparable market quotes available. In these situations, we value the security using an internally-developed risk-adjusted discounted cash flow model.
The following table sets forth the fair value of our fixed maturity and preferred stock securities by pricing source as of September 30, 2009:

	September 30, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed maturity securities:
Priced via pricing services(1)	$631,680	$6,088	$625,592	$0
Priced via non-binding broker quote/market comparables (2)	4,770	0	3,548	1,222
Priced via internal modeling (3)	10,458	0	0	10,458

Total fixed maturity securities	646,908	6,088	629,140	11,680
Preferred stock securities:
Priced via pricing services (1)	26,969	7,796	19,173	0
Priced via non-binding broker quote/market comparables (2)	13,530	0	12,346	1,184
Priced via internal modeling (3)	0	0	0	0

Total preferred stock securities	40,499	7,796	31,519	1,184

Total available-for-sale securities	$690,407	$13,885	$660,659	$12,864

(1)	Pricing service valuations for Level 3 securities are based on proprietary models and used when observable inputs are not available in illiquid markets.

(2)	All broker quotes obtained for Level 3 securities were non-binding.

(3)	Internal modeling using a discounted cash flow model was performed on 16 fixed maturities representing less than 1.5% of the total available for sale portfolio.
We have no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS
Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at September 30, 2009. Fixed maturities consist of bonds, notes and redeemable preferred stock. Equity securities include nonredeemable preferred stock.

	At September 30, 2009
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in thousands)	cost	gains	losses	fair value

Available-for-sale securities
Fixed maturities
U.S. treasuries and government agencies	$2,613	$300	$0	$2,913
Foreign government	1,998	80	0	2,078
Municipal securities	232,676	10,596	172	243,100
U.S. corporate debt — non-financial	166,537	10,391	776	176,152
U.S. corporate debt — financial	134,831	7,823	5,072	137,582
Foreign corporate debt — non-financial	28,628	2,043	477	30,194
Foreign corporate debt — financial	17,930	281	1,066	17,145
Structured securities:
Asset-backed securities — auto loans	3,999	124	0	4,123
Collateralized debt obligations	10,890	575	1,942	9,523
Commercial mortgage-backed	5,568	33	197	5,404
Residential mortgage-backed:
Government sponsored enterprises	15,548	390	0	15,938
Non-government sponsored enterprises	2,874	0	118	2,756

Total fixed maturities	$624,092	$32,636	$9,820	$646,908

Equity securities
U.S. nonredeemable preferred securities:
Financial	$24,550	$3,180	$2,998	$24,732
Non-financial	8,667	857	478	9,046
Government sponsored enterprises	167	425	0	592
Foreign nonredeemable preferred securities:
Financial	4,975	403	250	5,128
Non-financial	1,000	1	0	1,001

Total equity securities	$39,359	$4,866	$3,726	$40,499

Total available-for-sale securities	$663,451	$37,502	$13,546	$687,407

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

The amortized cost and estimated fair value of available-for-sale fixed maturities at September 30, 2009, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$40,606	$40,737
Due after one year through five years	246,002	257,939
Due after five years through ten years	244,724	254,967
Due after ten years	92,760	93,265

Total fixed maturities	$624,092	$646,908

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Available-for-sale fixed maturities and equity securities in a gross unrealized loss position at September 30, 2009 are as follows. Data are provided by length of time securities were in a gross unrealized loss position.
September 30, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings

Fixed maturities
Foreign government	$0	$0	$0	$0	$0	$0	0
Municipal securities	2,309	6	8,005	166	10,314	172	6
U.S. corporate debt — non-financial	1,455	42	18,969	734	20,424	776	14
U.S. corporate debt — financial	2,978	62	53,470	5,010	56,448	5,072	45
Foreign corporate debt — non-financial	1,860	127	3,180	350	5,040	477	4
Foreign corporate debt — financial	1,744	5	7,127	1,061	8,871	1,066	8
Structured securities:
Asset-backed securities — auto loans	0	0	0	0	0	0	0
Collateralized debt obligations	2,322	247	3,637	1,695	5,959	1,942	9
Commercial mortgage-backed	0	0	3,310	197	3,310	197	2
Residential mortgage-backed:
Government sponsored enterprises	0	0	0	0	0	0	0
Non-government sponsored enterprises	0	0	2,756	118	2,756	118	2

Total fixed maturities	$12,668	$489	$100,454	$9,331	$113,122	$9,820	90

Equity securities
U.S. nonredeemable preferred securities:
Financial	$8,866	$1,511	$10,179	$1,487	$19,045	$2,998	15
Non-financial	2,799	134	3,707	344	6,506	478	3
Foreign nonredeemable preferred securities:
Financial	0	0	880	250	880	250	1
Non-financial	0	0	0	0	0	0	0

Total equity securities	$11,665	$1,645	$14,766	$2,081	$26,431	$3,726	19

Quality breakdown of available-for-sale fixed maturities at September 30, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings

Investment grade	$8,602	$237	$77,213	$6,240	$85,815	$6,477	61
Non-investment grade	4,066	252	23,241	3,091	27,307	3,343	29

Total fixed maturities	$12,668	$489	$100,454	$9,331	$113,122	$9,820	90

The above securities have been evaluated and determined to be temporary impairments and we expect to recover our entire principal. The primary components of this analysis are a general review of market conditions and financial performance of the issuer along with the extent and duration of which fair value is less than cost. A large portion of the unrealized losses greater than 12 months are related to U.S. financial securities. The continued unrealized loss positions in these securities are reflective of wide credit spreads due to the uncertain condition in the U.S. financial sectors. Any debt securities that we intend to sell or will more likely than not be required to sell before recovery are included in other-than-temporary impairments with the impairment charges recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Available-for-sale fixed maturities and equity securities in a gross unrealized loss position at December 31, 2008 are as follows:
December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings

Fixed maturities
U.S. treasuries and government agencies	$948	$51	$0	$0	$948	$51	1
Foreign government	1,818	180	0	0	1,818	180	1
Municipal securities	82,222	2,960	4,291	886	86,513	3,846	53
U.S. corporate debt — non- financial	98,422	8,199	18,961	4,982	117,383	13,181	92
U.S. corporate debt — financial	70,528	10,625	18,047	5,182	88,575	15,807	84
Foreign corporate debt — non-financial	24,007	1,725	1,042	956	25,049	2,681	18
Foreign corporate debt — financial	10,514	2,029	2,154	846	12,668	2,875	11
Structured securities:
Asset-backed securities — auto loans	3,678	321	0	0	3,678	321	3
Collateralized debt obligations	6,198	4,192	426	170	6,624	4,362	13
Commercial mortgage-backed	2,064	396	1,198	88	3,262	484	4
Residential mortgage-backed:
Non-government sponsored enterprises	2,703	549	729	240	3,432	789	5

Total fixed maturities	$303,102	$31,227	$46,848	$13,350	$349,950	$44,577	285

Equity securities
U.S. nonredeemable preferred securities:
Financial	$18,370	$5,396	$741	$254	$19,111	$5,650	17
Non-financial	10,538	1,286	5,708	984	16,246	2,270	9
Government sponsored enterprises	15	1	0	0	15	1	1
Foreign nonredeemable preferred securities:
Financial	1,073	57	0	0	1,073	57	1
Non-financial	1,620	380	0	0	1,620	380	1

Total equity securities	$31,616	$7,120	$6,449	$1,238	$38,065	$8,358	29

Quality breakdown of available-for-sale fixed maturities at December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings

Investment grade	$296,457	$29,068	$42,002	$12,216	$338,459	$41,284	271
Non-investment grade	6,645	2,159	4,846	1,134	11,491	3,293	14

Total fixed maturities	$303,102	$31,227	$46,848	$13,350	$349,950	$44,577	285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
We adopted the fair value option for our common stock portfolio effective January 1, 2008 as it better reflects the way we manage our common stock portfolio under a total return approach. Dividend income is recognized as earned and recorded to net investment income.
The components of net realized losses and gains on investments as reported in the Consolidated Statements of Operations are included below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale securities:
Fixed maturities
Gross realized gains	$79	$137	$778	$2,311
Gross realized losses	(78)	(775)	(2,686)	(1,115)

Net realized gains (losses)	1	(638)	(1,908)	1,196

Equity securities
Gross realized gains	3,379	2,377	6,168	5,061
Gross realized losses	(3,556)	(1,572)	(6,381)	(5,993)

Net realized (losses) gains	(177)	805	(213)	(932)

Trading securities:
Common stock
Gross realized gains	1,182	3,579	1,906	10,275
Gross realized losses	(96)	(4,247)	(3,181)	(8,814)
Valuation adjustments	4,543	(3,424)	8,482	(21,721)

Net realized gains (losses)	5,629	(4,092)	7,207	(20,260)

Limited partnerships
Gross realized gains	0	0	0	3,541
Gross realized losses	0	0	0	(1,913)

Net realized gains	0	0	0	1,628

Net realized gains (losses) on investments	$5,453	$(3,925)	$5,086	$(18,368)

The components of other-than-temporary impairments on investments are included below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Fixed maturities	$(2,202)	$(15,747)	$(5,999)	$(29,717)
Equity securities	(1,030)	(21,684)	(4,385)	(32,117)

Total	(3,232)	(37,431)	(10,384)	(61,834)
Portion recognized in other comprehensive income	0	0	0	0

Net impairment losses recognized in earnings	$(3,232)	$(37,431)	$(10,384)	$(61,834)

In considering if fixed maturity securities were credit impaired some of the factors considered include: potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired fixed maturity securities, therefore the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income. Prior to the second quarter of 2009, the impairment policy for fixed maturities was consistent with that of equity securities where securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7 — INVESTMENTS (Continued)
Limited partnerships
Erie Indemnity Company has limited partnership investments that are recorded using the equity method of accounting. As these investments are generally reported on a one-quarter lag, our limited partnership results through September 30, 2009 are comprised of general partnership financial results for the fourth quarter of 2008 and the first and second quarters of 2009. Therefore, the volatility in market conditions experienced in these periods is included in our 2009 results. Given the lag in general partner reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2009. While the private equity and mezzanine debt sectors appear to be stabilizing, there may be additional deterioration in the real estate sector due to the commercial real estate market reflected in the general partners’ third quarter 2009 financial statements. Such declines could be significant. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
For the nine months ended September 30, 2009, our equity in losses from limited partnerships as reported in the Consolidated Statements of Operations totaled $63.6 million compared to gains of $20.3 million for the nine months ended September 30, 2008.
Our ownership interest is less than 50% in any limited partnership and we do not exercise significant influence over any of these partnerships. As the fair value of our limited partnership investments is approximately 9% of total assets, we have provided summarized financial information in the following table.

	Recorded by Erie Indemnity Company
(dollars in thousands)	as of and for the nine months ended September 30, 2009
			Loss
			recognized
			due to
			valuation
			adjustments	Income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for Erie Indemnity Company	partnerships	recorded	partnerships	recorded

Private equity:
Less than 10%	30	$82,140	$(12,656)	$(421)
Greater than or equal to 10% but less than 50%	1	3,020	(225)	(489)

Total private equity	31	85,160	(12,881)	(910)
Mezzanine debt:
Less than 10%	15	51,619	(5,390)	4,424
Greater than or equal to 10% but less than 50%	1	2,660	(1,153)	474

Total mezzanine debt	16	54,279	(6,543)	4,898
Real estate:
Less than 10%	24	97,628	(38,061)	(853)
Greater than or equal to 10% but less than 50%	4	11,057	(9,495)	264

Total real estate	28	108,685	(47,556)	(589)

Total limited partnerships	75	$248,124	$(66,980)	$3,399

Per the limited partner financial statements, total partnership assets were $35.1 billion and total partnership liabilities were $9.1 billion at September 30, 2009 (as recorded in the June 30, 2009 limited partnership financial statements). For the nine month period comparable to that presented in the preceding table (fourth quarter of 2008 and first two quarters of 2009), total partnership valuation adjustment losses were $5.0 billion and total partnership net loss was $0.3 billion.

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

Per the limited partner financial statements, total partnership assets were $48.0 billion and total partnership liabilities were $9.4 billion at December 31, 2008 (as recorded in the September 30, 2008 limited partnership financial statements). For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2007 and first three quarters of 2008), total partnership valuation adjustment losses were $2.3 billion and total partnership net income was $1.3 billion.
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
We had loaned securities included as part of our invested assets with a fair value of $9.4 million and $17.5 million at September 30, 2009 and December 31, 2008, respectively. We have incurred no losses on the securities lending program since the program’s inception.
Cash equivalents are principally comprised of investments in bank money market funds and approximate fair value.
NOTE 8 — BANK LINE OF CREDIT
As of September 30, 2009, we have available with a bank a $100 million line of credit that expires on December 31, 2009. There were no borrowings outstanding on the line of credit as of September 30, 2009. Bonds with a fair value of $134.0 million are pledged as collateral on the line at September 30, 2009. These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of September 30, 2009. The bank requires compliance with certain covenants which include minimum net worth and leverage ratios. Effective June 29, 2009, the net worth covenant was amended to lower the minimum required to be maintained. We are in compliance with all covenants at September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — INCOME TAXES
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2009, we recorded a net deferred tax asset of $64.8 million on our Consolidated Statements of Financial Position. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the losses ultimately recognized for tax purposes will be fully utilized. As such, there was no deferred tax valuation allowance recorded at September 30, 2009.
NOTE 10 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL
EFL is an affiliated Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s outstanding common shares and account for this investment using the equity method of accounting. The remaining 78.4% of EFL is owned by Erie Insurance Exchange.
The following represents unaudited condensed financial statement information for EFL on a GAAP basis:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Revenues	$36,010	$(7,183)	$96,468	$39,756
Benefits and expenses	27,170	29,296	88,160	83,115
Income (loss) before income taxes	8,840	(36,479)	8,308	(43,359)
Net income (loss)	24,975	(46,650)	26,485	(51,081)
Comprehensive income (loss)	62,556	(66,006)	138,115	(77,980)
The increase in revenues is the result of impairment charges of $2.6 million in the third quarter of 2009 compared to $40.1 million recorded in the third quarter of 2008. The more significant impairment charges in 2008 were primarily related to bonds and preferred stocks in the financial services industry.
The third quarter 2009 benefits and expenses were reduced by a recovery of $4.0 million related to the Pennsylvania Employees Group Life Insurance (PEGLI) Voluntary reinsurance pool that had previously been written off. EFL participated in the pool prior to July 2001.
Income before income taxes in the third quarter of 2009 reflected much lower impairment charges as well as the positive impact of the PEGLI recovery. The loss before income taxes recorded in the third quarter of 2008 was driven by the $40.1 million in impairment charges.
Net income was positively impacted by a reduction in the deferred tax valuation allowance of $18.9 million in the third quarter of 2009. The net loss after taxes in the third quarter of 2008 was negatively impacted by the establishment of a deferred tax valuation allowance of $22.7 million.
Comprehensive income was positively impacted by the $26.9 million cumulative effect of implementing FASB ASC 320, Investments — Debt and Equity Securities, in the second quarter of 2009. Additionally, EFL experienced unrealized gains after tax of $37.6 million in the third quarter of 2009, which contributed to the increase in comprehensive income and investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 — SUMMARIZED FINANCIAL STATEMENT INFORMATION OF EFL (Continued)

	As of
	September 30,	December 31,
(in thousands)	2009	2008
Investments	$1,576,102	$1,327,553
Total assets	1,926,095	1,645,249
Liabilities	1,597,806	1,510,076
Accumulated other comprehensive income (loss)	13,065	(71,666)
Cumulative effect adjustment	26,899	—
Total shareholders’ equity	328,289	135,173
Book value per share	$34.74	$14.30
In June 2009, we made an $11.9 million capital contribution to EFL and the Exchange made a $43.1 million capital contribution to EFL to strengthen its surplus. The $55 million in capital contributions increased EFL’s investments and total shareholders’ equity.
During the second quarter of 2009, a required cumulative effect adjustment reclassified previously recognized non-credit other-than-temporary impairments of $26.9 million out of retained earnings. Deferred taxes of $9.4 million related to this cumulative effect adjustment were offset by a valuation allowance in the same amount that had been previously recorded related to these impairments.
Total shareholders’ equity increased over $193 million from December 31, 2008 to September 30, 2009. The main factors driving this increase was the $84.7 million in unrealized gains, net of tax, the capital contribution of $55.0 million, the cumulative effect adjustment of $26.9 million and net income of $26.5 million.
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
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The components of net periodic benefit cost for our pension benefits are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$3,797	$3,136	$11,397	$9,408
Interest cost	4,869	4,447	14,569	13,342
Expected return on plan assets	(6,004)	(6,043)	(18,354)	(18,128)
Amortization of prior service cost	168	33	518	100
Amortization of actuarial loss	794	78	2,444	233
Settlement	55	97	55	170

Net periodic benefit cost	$3,679	$1,748	$10,629	$5,125

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 — NOTE RECEIVABLE FROM ERIE FAMILY LIFE INSURANCE COMPANY
We are due $25 million from EFL in the form of a surplus note. The note may be repaid only out of unassigned surplus of EFL and repayment is subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and is payable on demand on or after December 31, 2018. EFL accrued interest, payable semi-annually to us, of $0.4 million in each of the quarters ended September 30, 2009 and 2008.
NOTE 13 — STATUTORY INFORMATION
Cash and securities with a carrying value of $6.8 million and $6.6 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements at September 30, 2009 and December 31, 2008, respectively.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
We have contractual commitments to invest up to $72.8 million of additional funds in limited partnership investments at September 30, 2009. These commitments will be funded as required by the partnerships’ agreements. At September 30, 2009, the total commitment to fund limited partnerships that invest in private equity securities is $34.2 million, real estate activities is $22.2 million and mezzanine debt securities is $16.4 million.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.
NOTE 15 — VARIABLE INTEREST ENTITY
The Exchange is a reciprocal insurance exchange, domiciled in Pennsylvania, for which we serve as attorney-in-fact. We hold a variable interest in the Exchange, however, we are not the primary beneficiary. We have a significant interest in the financial condition of the Exchange because net management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group.
We hold a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange; however, we do not qualify as the primary beneficiary. Our consolidation conclusion has not changed from December 31, 2008. With the issuance of SFAS 167, we will be consolidating the Exchange’s results with ours beginning in the first quarter of 2010. See Note 2 for the impact implementing SFAS 167 will have on our financial statements. (SFAS 167 has not yet been Codified, therefore, reference is made to the pre-Codified standard.)
The Exchange underwrites a broad line of personal and commercial insurance, including private passenger auto, homeowners and commercial multi-peril insurance. Direct written premiums of the Exchange totaled $833 million and $819 million for the third quarters of 2009 and 2008, respectively. These premiums, along with investment income are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus was $4.3 billion and $4.0 billion at September 30, 2009 and December 31, 2008, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — VARIABLE INTEREST ENTITY (Continued)
We calculate the amount of variability absorbed by us and compare it to the total variability absorbed by all variable interest holders of the Exchange. In the modeled result we absorb approximately 2% of the total variability of the Exchange at December 31, 2008, which is well below the majority and supports the conclusion that the Company is not the primary beneficiary of the Exchange. No changes or triggering events have occurred in the third quarter 2009 that would require reconsideration of this conclusion.
We have not provided financial or other support to the Exchange for the reporting periods presented, that we were not previously contractually required to provide. At September 30, 2009, there are no explicit arrangements that would require us to provide future support to the Exchange.
We have a significant interest in the financial condition of the Exchange:
•	Our management fee revenues, which are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group, made up 83% of our total revenues for the period ended September 30, 2009. This proportion was greater than the historical percentage, which approximated 72% in 2007 and prior. Our limited partnership investments generated significant losses as a result of the volatile market conditions experienced in the second quarter of 2009. Given the quarter lag in receipt of general partner financial statements, which serve as the basis for valuing limited partnership interests, these second quarter 2009 partnership results are included in our third quarter 2009 results. Excluding the limited partnership losses and market value adjustments, management fee revenues accounted for 77% of our 2009 total revenues.

•	We participate in the underwriting results of the Exchange through the pooling arrangement in which our insurance subsidiaries have a 5.5% participation. If the Exchange were to default, our insurance subsidiaries would be liable for the policies that they wrote directly. Our property/casualty insurance subsidiaries wrote approximately 16% of the direct written premiums of the Property and Casualty Group in the third quarter 2009.

•	A concentration of credit risk exists, and our exposure is limited to the unsecured receivables due from the Exchange for our management fee, costs and reimbursements that are reflected on our Consolidated Statements of Financial Position.
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
The Exchange has available a $200 million bank line of credit that expires on September 30, 2012. There were no borrowings at September 30, 2009. Bonds with a fair value of $262.6 million were pledged as collateral at September 30, 2009. These securities have no restrictions. The bank requires compliance with certain covenants, which include minimum collateral values. The Exchange was in compliance with all bank covenants at September 30, 2009.
The Exchange has contractual commitments to invest up to $559.3 million related to its limited partnership investments at September 30, 2009. These commitments will be funded as required by the partnerships’ agreements. At September 30, 2009, the total remaining commitment to fund limited partnerships that invest in private equity securities was $273.3 million, real estate activities was $189.1 million and mezzanine debt securities was $96.9 million.
The financial statements of the Exchange are prepared in accordance with statutory accounting principles (SAP) prescribed by the Commonwealth of Pennsylvania. The Exchange is not required to prepare financial statements in accordance with GAAP. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — VARIABLE INTEREST ENTITY (Continued)
generally provide a more conservative approach than under GAAP. Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, deferred tax assets, assets for estimated salvage and subrogation recoveries and unearned subscriber fees. Fixed maturities investments are carried at amortized cost and subject to impairment accounting. At September 30, 2009, the market value of fixed maturities was $248.4 million more than the carrying cost. Equity securities are carried at market value.
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
Erie Insurance Exchange — Condensed statutory statements of operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Premiums earned	$921,050	$902,260	$2,718,765	$2,694,802
Losses, loss adjustment expenses and other underwriting expenses*	902,388	892,731	2,771,110	2,558,171

Net underwriting income (loss)	18,662	9,529	(52,345)	136,631

Total investment income (loss)	27,588	(269,878)	(163,820)	(294,141)
Net income (loss) before federal income tax	46,250	(260,349)	(216,165)	(157,510)
Federal income tax expense (benefit)	13,468	15,800	(34,096)	129,164

Net income (loss)	$32,782	$(276,149)	$(182,069)	$(286,674)

*	Includes management fees paid or accrued as payable to the Company.
The Exchange had catastrophe losses of $104.6 million and $91.4 million in the first nine months of 2009 and 2008, respectively. Catastrophes in 2009 included wind and hail storms primarily in the states of Pennsylvania, Ohio and Indiana. During the nine months ended September 30, 2009 and 2008 the Exchange had favorable development of prior accident year loss reserves that improved the combined ratio by 0.2 points and 3.2 points, respectively. During the third quarter 2009 underwriting income of the Exchange was reduced by $47.7 million due to the write off of uncollectible reinsurance premium as a result of state legislation related to North Carolina Beach and Coastal Plans.
As with our investments, the Exchange’s investment portfolio was impacted by declines in the value of securities related to current market conditions. In the third quarter 2009, the Exchange recognized impairment charges of $80.9 million, including $6.6 million on fixed maturities, $4.1 million on common stock, $2.5 million on preferred securities, and $67.7 million on limited partnerships. In the third quarter of 2008, total impairment charges were $324.8 million. Under statutory accounting, deferred tax assets on realized capital losses from impairments of investments are reflected as a change in surplus rather than in deferred income tax provision on the statement of operations. Deferred taxes on impairment charges totaled $28.3 million in the third quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 — VARIABLE INTEREST ENTITY (Continued)
Erie Insurance Exchange — Condensed statutory statements of financial position

	As of
	September 30,	December 31,
(in thousands)	2009	2008
Fixed maturities	$4,478,884	$4,119,753
Equity securities	2,316,307	1,900,320
Alternative investments	1,138,295	1,340,047
Other invested assets	328,951	235,607

Total invested assets	8,262,437	7,595,727
Other assets	1,345,768	1,552,902

Total assets	$9,608,205	$9,148,629

Loss and loss adjustment expense reserves	$3,359,880	$3,323,704
Unearned premium reserves	1,549,297	1,444,536
Accrued liabilities	407,944	334,399

Total liabilities	5,317,121	5,102,639
Total policyholders’ surplus	4,291,084	4,045,990

Total liabilities and policyholders’ surplus	$9,608,205	$9,148,629

Erie Insurance Exchange — Condensed statutory statements of cash flows

	Nine months ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities
Premiums collected net of reinsurance	$2,818,438	$2,711,789
Losses and loss adjustment expenses paid	(1,609,200)	(1,528,555)
Management fee and expenses paid	(1,027,151)	(986,404)
Net investment income received	236,780	350,177
Federal income taxes and other expenses recovered (paid)	141,808	(150,125)

Net cash provided by operating activities	560,675	396,882

Net cash used in investing activities	(505,065)	(252,413)

Net cash provided by (used in) financing activities	12,188	(735)

Net increase in cash and cash equivalents	67,798	143,734
Cash and cash equivalents-beginning of period	203,193	98,712

Cash and cash equivalents-end of period	$270,991	$242,446

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Management Operations
Operating revenue
Management fee revenue	$252,624	$247,723	$742,166	$733,131
Service agreement revenue	8,730	8,340	25,911	23,480

Total operating revenue	261,354	256,063	768,077	756,611
Cost of management operations	214,175	206,652	615,541	611,426

Income before income taxes	$47,179	$49,411	152,536	$145,185

Net income from management operations	$32,001	$34,291	$107,188	$98,567

Insurance Underwriting Operations
Operating revenue
Premiums earned:
Personal lines	$37,872	$36,826	$112,314	$109,874
Commercial lines	14,591	15,341	44,166	46,143
Reinsurance — nonaffiliates	526	(110)	369	(298)

Total premiums earned	52,989	52,057	156,849	155,719

Operating expenses
Losses and expenses:
Personal lines	37,006	36,554	115,601	102,387
Commercial lines	11,953	16,343	40,299	45,758
Reinsurance — nonaffiliates	3,042	(1,153)	3,993	(64)

Total losses and expenses	52,001	51,744	159,893	148,081

Income (loss) before income taxes	$988	$313	$(3,044)	$7,638

Net income (loss) from insurance underwriting operations	$670	$217	$(2,207)	$5,185

Investment Operations
Investment income, net of expenses	$9,466	$10,218	$31,526	$33,357
Realized gains (losses) on investments	5,453	(3,925)	5,086	(18,368)
Net impairment losses recognized in earnings	(3,232)	(37,431)	(10,384)	(61,834)
Equity in (losses) earnings of limited partnerships	(8,752)	1,057	(63,581)	20,310

Total investment income (loss)-unaffiliated	$2,935	$(30,081)	$(37,353)	$(26,535)

Net income (loss) from investment operations	$1,991	$(20,876)	$(26,760)	$(18,015)

Equity in earnings (losses) of EFL, net of tax	$5,024	$(9,384)	$5,328	$(10,197)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SEGMENT INFORMATION (Continued)
A reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Segment revenues, excluding investment operations	$314,343	$308,120	$924,926	$912,330
Elimination of intersegment management fee revenues	(13,872)	(13,603)	(40,896)	(40,394)

Total operating revenues	$300,471	$294,517	$884,030	$871,936

Segment operating expenses	$266,176	$258,396	$775,434	$759,508
Elimination of intersegment management fee revenue	(13,872)	(13,603)	(40,896)	(40,394)

Total operating expenses	$252,304	$244,793	$734,538	$719,114

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
Growth rates of policies in force for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	growth		growth	Personal	growth	Personal	growth
Date	Auto	rate	Homeowners	rate	Lines	rate	Lines	rate
06/30/2008	1,667,446	1.4%	1,433,504	2.5%	332,922	6.8%	3,433,872	2.4%
09/30/2008	1,677,151	1.7	1,446,779	2.7	340,566	7.5	3,464,496	2.7
12/31/2008	1,683,526	2.0	1,454,797	2.9	346,953	7.9	3,485,276	2.9
03/31/2009	1,694,583	2.3	1,466,227	3.2	353,470	8.5	3,514,280	3.3
06/30/2009	1,709,580	2.5	1,483,763	3.5	362,582	8.9	3,555,925	3.6
09/30/2009	1,721,388	2.6	1,498,285	3.6	369,253	8.4	3,588,926	3.6

		12-mth.	CML*	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	CML*	growth	Multi-	growth	Workers	growth	CML*	growth	CML*	growth
Date	Auto	rate	Peril	rate	Comp.	rate	Lines	rate	Lines	rate
06/30/2008	123,955	1.9%	234,393	4.8%	55,801	3.4%	97,745	3.3%	511,894	3.7%
09/30/2008	124,418	1.9	236,994	4.7	56,381	3.8	98,786	2.7	516,579	3.5
12/31/2008	124,205	1.3	237,228	3.9	56,704	3.6	98,796	2.4	516,933	3.0
03/31/2009	123,747	0.7	236,804	3.1	56,661	3.2	98,622	2.2	515,834	2.4
06/30/2009	124,917	0.8	240,970	2.8	57,549	3.1	99,973	2.3	523,409	2.2
09/30/2009	125,149	0.6	243,771	2.9	58,238	3.3	101,157	2.4	528,315	2.3

*	CML = Commercial

Date	Total All Lines	12-mth. growth rate
06/30/2008	3,945,766	2.5%
09/30/2008	3,981,075	2.8
12/31/2008	4,002,209	2.9
03/31/2009	4,030,114	3.2
06/30/2009	4,079,334	3.4
09/30/2009	4,117,241	3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 — SEGMENT INFORMATION (Continued)
Policy retention trends for Property and Casualty Group insurance operations:

	Private
	Passenger		CML*	CML*	Workers	All Other	Total
Date	Auto	Homeowners	Auto	Multi-Peril	Comp.	Lines	All Lines
06/30/2008	91.6%	90.7%	87.9%	86.2%	87.5%	88.1%	90.4%
09/30/2008	91.7	91.0	87.8	86.0	87.2	88.2	90.5
12/31/2008	91.8	91.1	87.6	85.6	86.6	88.5	90.6
03/31/2009	91.9	91.4	87.5	85.7	86.3	88.8	90.8
06/30/2009	91.9	91.6	87.3	85.2	85.7	89.1	90.8
09/30/2009	91.9	91.4	87.0	84.9	85.8	88.8	90.7

*	CML = Commercial
Average premium per policy trends for Property and Casualty Group insurance operations:

	Private	12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.
	Passenger	percent		percent	Personal	percent	Personal	percent
Date	Auto	change	Homeowners	change	Lines	change	Lines	change
06/30/2008	$1,088	(0.5)%	$514	(1.2)%	$353	0.6%	$777	(1.1)%
09/30/2008	1,086	(0.6)	511	(1.5)	354	0.6	774	(1.1)
12/31/2008	1,085	(0.6)	511	(1.4)	356	0.8	773	(1.2)
03/31/2009	1,081	(0.9)	512	(1.2)	358	1.1	771	(1.3)
06/30/2009	1,076	(1.1)	516	0.4	359	1.7	769	(1.0)
09/30/2009	1,076	(0.9)	520	1.8	359	1.4	770	(0.5)

		12-mth.		12-mth.	All Other	12-mth.	Total	12-mth.	Total	12-mth.
	CML*	percent	Workers	percent	CML*	percent	CML*	percent	All	percent
Date	Auto	change	Comp.	change	Lines	change	Lines	change	Lines	change
06/30/2008	$2,530	(3.7)%	$5,236	(11.3)%	$1,546	(4.3)%	$2,187	(6.3)%	$960	(2.4)%
09/30/2008	2,514	(3.3)	5,067	(12.3)	1,536	(3.5)	2,157	(6.0)	953	(2.6)
12/31/2008	2,505	(2.8)	4,951	(11.6)	1,533	(3.0)	2,141	(5.3)	949	(2.5)
03/31/2009	2,483	(3.3)	4,792	(12.1)	1,537	(2.5)	2,122	(5.3)	944	(2.6)
06/30/2009	2,439	(3.6)	4,555	(13.0)	1,511	(2.3)	2,067	(5.5)	936	(2.5)
09/30/2009	2,420	(3.7)	4,354	(14.1)	1,496	(2.6)	2,030	(5.9)	932	(2.2)

*	CML = Commercial
NOTE 17 — SUBSEQUENT EVENTS
We have evaluated for recognized and nonrecognized subsequent events through October 29, 2009, which is the date of financial statement issuance. No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
NATURE OF ORGANIZATION
The following organizational chart depicts the organization of the various entities of the Erie Insurance Group:
We serve as the attorney-in-fact for the Erie Insurance Exchange (Exchange), a reciprocal insurance exchange, and operate as a provider of certain management services to the Exchange. We also own subsidiaries that are property and casualty insurers. The Exchange and its property/casualty insurance subsidiary, Flagship City Insurance Company, and our three property/casualty insurance subsidiaries, Erie Insurance Company (EIC), Erie Insurance Company of New York (EINY) and Erie Insurance Property and Casualty Company (EIPC), (collectively, the Property and Casualty Group) underwrite personal and commercial lines property and casualty insurance exclusively through over 2,000 independent agencies comprising over 9,000 licensed independent agents. The entities within the Property and Casualty Group pool their underwriting results. The financial position and results of operations of the Exchange are not consolidated with ours. We, together with the Property and Casualty Group and Erie Family Life Insurance Company (EFL), operate collectively as the Erie Insurance Group.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
OVERVIEW
The property/casualty insurance industry remains in stable financial condition, however, the ongoing economic recession is expected to continue to suppress exposure growth. The industry continues to experience mixed insurance premium pricing momentum. The cyclical nature of the insurance industry has a direct impact on our income from management operations as our management fee revenues are based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Our management fee revenue increased 2.0%, as the direct written premiums of the Property and Casualty Group grew 2.0% in the third quarter of 2009 compared to the third quarter of 2008.
The financial information presented herein reflects our management operations from serving as attorney-in-fact for the Exchange, our insurance underwriting results from our wholly-owned subsidiaries (EIC, EINY and EIPC) and our investment operations. The bases of calculations used for segment data are described in more detail in Item 1. Note 16 in the Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
SEGMENT RESULTS

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Income from management operations	$47,179	$49,411	(4.5)%	$152,536	$145,185	5.1%
Underwriting income (loss)	988	313	NM	(3,044)	7,638	NM
Net revenue (loss) from investment operations	8,337	(40,171)	NM	(31,624)	(37,500)	15.7

Income before income taxes	56,504	9,553	NM	117,868	115,323	2.2
Provision for income taxes	16,818	5,305	NM	34,319	39,783	(13.7)

Net income	$39,686	$4,248	NM	$83,549	$75,540	10.6

Net income per share — diluted	$0.69	$0.07	NM	$1.46	$1.30	12.0%

NM = not meaningful
Key Points:
•	Increase in net income per share-diluted in the third quarter of 2009 was driven primarily by impairment losses of $3.2 million in the third quarter of 2009 compared to impairment losses of $37.4 million in the third quarter of 2008.

•	Gross margins from management operations decreased to 18.1% in the third quarter of 2009 from 19.3% in the third quarter of 2008.

•	GAAP combined ratios of the insurance underwriting operations decreased to 98.1% in the third quarter of 2009, from 99.4% in the third quarter of 2008, driven by lower catastrophe losses and favorable development of prior accident year loss reserves.
ANALYSIS OF BUSINESS SEGMENTS
MANAGEMENT OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Management fee revenue	$252,624	$247,723	2.0%	$742,166	$733,131	1.2%
Service agreement revenue	8,730	8,340	4.7	25,911	23,480	10.4

Total revenue from management operations	261,354	256,063	2.1	768,077	756,611	1.5
Cost of management operations	214,175	206,652	3.6	615,541	611,426	0.7

Income from management operations	$47,179	$49,411	(4.5)%	$152,536	$145,185	5.1%

Gross margin	18.1%	19.3%		19.9%	19.2%

Key Points:
•	The management fee rate was 25% in 2009 and 2008.

•	Direct written premiums of the Property and Casualty Group increased 2.0% in the third quarter of 2009 compared to the third quarter of 2008.

•	Year-over-year policies in force grew 3.4%, or 136,166 policies, to 4,117,241 at September 30, 2009, compared to year-over-year growth of 107,410 policies at September 30, 2008.

•	Year-over-year average premium per policy was $932 and $953 at September 30, 2009 and 2008, respectively, a decrease of 2.2%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Cost of management operations increased 3.6%. Commission costs increased 2.3% while non-commission expense increased 6.8% in the third quarter of 2009 compared to the third quarter of 2008 driven by contract labor costs related to various technology initiatives.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Private passenger auto	$500,195	$488,043	2.5%	$1,433,543	$1,408,259	1.8%
Homeowners	223,827	209,065	7.1	603,769	567,224	6.4
Commercial multi-peril	104,604	103,507	1.1	340,691	338,282	0.7
Commercial auto	71,565	73,404	(2.5)	234,579	242,827	(3.4)
Workers compensation	54,800	63,325	(13.5)	198,989	226,142	(12.0)
All other lines of business	53,910	51,947	3.8	162,694	154,990	5.0

Property and Casualty Group direct written premiums	1,008,901	989,291	2.0	2,974,265	2,937,724	1.2
Management fee rate	25.00%	25.00%		25.00%	25.00%

Management fee revenue, gross	252,224	247,323	2.0	743,566	734,431	1.2
Change in allowance for management fee returned on cancelled policies(1)	400	400	NM	(1,400)	(1,300)	NM

Management fee revenue, net of allowance	$252,624	$247,723	2.0%	$742,166	$733,131	1.2%

NM = not meaningful

(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Direct written premiums of the Property and Casualty Group increased 2.0% in the third quarter of 2009 reflecting an increase in policies in force offset by reductions in average premium. Total year-over-year policies in force increased by 3.4% to 4,117,241 at September 30, 2009. Growth in policies in force is the result of continuing improvements in policyholder retention and increased new policies sold. The year-over-year average premium per policy declined 2.2% to $932 at September 30, 2009 from $953 at September 30, 2008. The impact of these average premium decreases is seen primarily in the commercial lines renewal premiums.
Premiums generated from new business increased 4.8% to $113.9 million from $108.7 million in the third quarter of 2009 compared to 2008. Underlying the trend in new business premiums is an increase in new business policies in force of 6.3% to 505,715 at September 30, 2009, while the year-over-year average premium per policy on new business decreased 1.9% to $841 at September 30, 2009, from $858 at September 30, 2008.
Premiums generated from renewal business increased 1.6% to $895.0 million from $880.6 million in the third quarters of 2009 and 2008, respectively. Renewal policies in force increased 3.0% to 3,611,526, while the year-over-year average premium per policy on renewal business decreased 2.2% to $944 from $966 for the same respective periods in 2009 and 2008. The Property and Casualty Group’s policy retention ratio has improved to a twelve-month moving average of 90.7% in the third quarter of 2009, up from 90.6% in the fourth quarter of 2008. The policy retention ratio was 90.5% in the third quarter 2008.
Personal lines — The Property and Casualty Group’s personal lines new business premiums written increased 6.5% to $78.5 million in the third quarter of 2009 compared to $73.7 million in the third quarter of 2008. Personal lines new policies in force

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
increased 7.9% to 415,495 for the twelve months ended September 30, 2009, compared to 385,190 for the twelve months ended September 30, 2008, while the year-over-year average premium per policy on new business increased 0.3% to $684 at September 30, 2009, from $682 at September 30, 2008.
Private passenger auto new business premiums written increased 6.9% to $49.5 million during the third quarter of 2009 driven by a 9.4% increase in new business policies in force for the twelve months ended September 30, 2009. A private passenger auto incentive program has been in place since July 2006 to stimulate policy growth. The private passenger auto new business year-over-year average premium per policy decreased 0.9% to $1,001 at September 30, 2009. This decrease was driven by market conditions causing shifts to lower exposure coverages and higher deductibles in our private passenger auto book of business.
Renewal premiums written on personal lines policies increased 3.7% during the third quarter of 2009 to $680.9 million from $656.4 million during the third quarter of 2008. The impact of decreasing premium per policy was offset by improving policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business decreased 0.5% to $781 at September 30, 2009, from $785 at September 30, 2008. The year-over-year policy retention ratio for private passenger auto improved to 91.9% at September 30, 2009, from 91.8% at December 31, 2008, and 91.7% at September 30, 2008, while the policy retention for homeowners improved to 91.4% at September 30, 2009, from 91.1% at December 31, 2008 and 91.0% at September 30, 2008.
Commercial lines — The commercial lines new business premiums written increased 1.1% to $35.2 million in the third quarter of 2009 from $34.9 million in the third quarter of 2008, driven by new business premium increases in the commercial multi-peril line. Commercial lines new policies in force decreased 0.4% to 90,220 for the twelve months ended September 30, 2009, while the year-over-year average premium per policy on commercial lines new business decreased 2.5%. This was due primarily to reductions in exposures driven by continued economic pressure on commercial customers.
Renewal premiums for commercial lines decreased 4.5% to $214.1 million from $224.2 million in the third quarter of 2009 compared to 2008. While renewal policies in force increased 2.8% to 438,095 for the twelve months ended September 30, 2009, the year-over-year average premium per policy on commercial lines renewal business declined 6.5% due primarily to the workers compensation and commercial auto lines of business. The workers compensation and commercial auto year-over-year average premium per policy decreased 14.5% and 4.2%, respectively, at September 30, 2009. Contributing to the lower average premium per policy were market conditions causing lower exposures driven by reductions in payroll levels, shifts in the mix of our book of business and certain rate reductions.
Future trends Property and Casualty Group — premium revenue — We are continuing our efforts to grow Property and Casualty premiums and improve our competitive position in the marketplace. Expanding the size of our agency force will contribute to future growth as existing and new agents build up their books of business with the Property and Casualty Group. We expect our modest price increases to be offset by exposure reductions and changes in our mix of business resulting in a slight decrease in our average premium per policy in 2009.
Cost of management operations

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Commissions	$146,553	$143,306	2.3%	$419,238	$421,881	(0.6)%

Personnel costs	37,395	36,907	1.3	109,746	110,189	(0.4)
Survey and underwriting costs	6,832	6,047	13.0	19,789	18,250	8.4
Sales and policy issuance costs	7,113	6,146	15.7	20,365	19,323	5.4
All other operating costs	16,282	14,246	14.3	46,403	41,783	11.1

Non-commission expense	67,622	63,346	6.8	196,303	189,545	3.6

Total cost of management operations	$214,175	$206,652	3.6%	$615,541	$611,426	0.7%

Key Points:
•	Commissions increased 2.3% in the third quarter of 2009 primarily driven by a 2.0% increase in the direct written premiums of the Property and Casualty Group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Personnel costs increased 1.3% in the third quarter of 2009 driven by a $1.0 million increase in incentive plan expense and a $1.0 million increase in employee benefit costs driven by higher pension costs.

•	All other operating costs increased $2.0 million primarily as the result of contract labor costs related to various technology initiatives.
Commissions
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses, and are outlined in the following table:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Scheduled rate commissions	$122,534	$119,229	2.8%	$359,886	$352,561	2.1%
Accelerated rate commissions	910	1,132	(19.6)	2,937	3,237	(9.3)
Agent bonuses	18,940	19,075	(0.7)	48,544	58,430	(16.9)
Promotional incentives	87	755	(88.5)	656	2,262	(71.0)
Private passenger auto bonus	3,782	2,915	29.7	7,915	6,191	27.8
Change in commissions allowance for mid-term policy cancellations	300	200	NM	(700)	(800)	NM

Total commissions	$146,553	$143,306	2.3%	$419,238	$421,881	(0.6)%

NM = not meaningful
Scheduled and accelerated rate commissions — Scheduled rate commissions were impacted by the 2.0% increase in the direct written premiums of the Property and Casualty Group in the third quarter of 2009 compared to the third quarter of 2008. Also, effective July 1, 2008, commission rates were increased for certain commercial lines new business premiums, which added $1.6 million to the nine months ended September 30, 2009 scheduled rate commissions, compared to $1.0 million in 2008.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agents for their initial three years of operations. Accelerated rate commissions decreased during the third quarter of 2009 as existing accelerated commission contracts are beginning to expire. This is reflective of the fact that although new agency appointments continue, the number of such appointments has been declining. We appointed 214 new agencies in 2007 and 156 in 2008. During the first nine months of 2009, we appointed 87 new agencies and expect to appoint a total of 127 new agencies for the year.
Agent bonuses — Agent bonuses are based predominantly on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years’ actual underwriting data by agency combined with the current year-to-date actual data and projected underwriting data for the remainder of the current year. The decrease in the estimate for agent bonuses in the third quarter of 2009 reflects a reduction in our estimate of the profitability component of the bonus due to factoring in the most recent year’s underwriting data. The agent bonus award is estimated at $64.3 million at September 30 2009.
Private passenger auto bonus — In July 2006, an incentive program was implemented that pays a bonus to agents for each qualifying new private passenger auto policy issued. Effective June 1, 2008, a tiered payout structure was introduced. Additional commission expense as a result of the tiered bonus structure was $1.8 million and $1.3 million in the third quarters of 2009 and 2008, respectively. For the nine months ended September 30, 2009, this tiered bonus structure contributed $2.6 million of additional commission expense compared to $1.5 million for the nine months ended September 30, 2008.
Other costs of management operations
The cost of management operations excluding commission costs increased 6.8% in the third quarter of 2009 compared to 2008. Personnel costs increased 1.3%, or $0.5 million, in the third quarter of 2009. Management incentive plan expense increased $1.0 million, primarily resulting from favorable market value adjustments of our stock and an increase in our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
performance as measured against the peer group. Employee benefit costs increased $1.0 million, primarily driven by higher pension benefit costs due to the change in the discount rate assumption used to calculate the pension expense to 6.06% in 2009 from 6.62% in 2008. These increases were offset by a slight decrease in salaries and wages and lower executive severance costs in the third quarter of 2009 compared to 2008. All other operating costs increased 14.3%, or $2.0 million, in the third quarter of 2009 primarily due to increased contract labor costs related to various technology initiatives.
For the nine months ending September 30, 2009, personnel costs decreased 0.4%, or $0.4 million, compared to the nine months ending September 30, 2008. Executive severance costs decreased $2.9 million and salaries and wages decreased slightly in the first nine months of 2009 compared to the first nine months of 2008. Management incentive plan expense increased $1.1 million as a result of an increase in the estimate of the plan payouts. Employee benefit costs increased $2.2 million primarily as a result of higher pension benefit costs due to the lower discount rate assumption used to calculate the pension expense in 2009. All other operating costs increased 11.1%, or $4.6 million, driven by an increase in contract labor costs related to various technology initiatives.
Future trends — cost of management operations — The cost structure and competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements, among others. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting activities, policy issuance activities and billing arrangements performed by us for the Property and Casualty Group. Management’s objective is to better align our growth in costs to our growth in premium over the long-term.
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

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Premiums earned	$52,989	$52,057	1.8%	$156,849	$155,719	0.7%

Losses and loss adjustment expenses incurred	33,746	37,185	(9.2)	111,834	104,768	6.7
Policy acquisition and other underwriting expenses	18,255	14,559	25.4	48,059	43,313	11.0

Total losses and expenses	52,001	51,744	0.5	159,893	148,081	8.0

Underwriting income (loss)	$988	$313	NM	$(3,044)	$7,638	NM

NM = not meaningful
Key Points:
•	The loss and loss adjustment expense ratio related to the current accident year, excluding catastrophe losses, was 65.6% in the third quarter of 2009, which was 1.8 points higher than the third quarter of 2008.

•	Development of prior accident year direct loss reserves improved the combined ratio by 4.3 points, or $2.3 million, in the third quarter of 2009 compared to 0.4 points for the third quarter of 2008.

•	Catastrophe losses contributed 2.4 points and 8.1 points to the GAAP combined ratio in the third quarters of 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
and 2008, respectively.

•	The third quarter 2009 Property and Casualty Group underwriting income was reduced by a net $50.5 million related to the write-off of assumed involuntary reinsurance premium related to the North Carolina Beach and Coastal Plans deemed uncollectible as a result of recent state legislation. Our $2.8 million share of this write off is reflected in policy acquisition and other underwriting expense and contributed 5.2 points to our third quarter 2009 GAAP combined ratio.

	Three months ended		Nine months ended
	September 30,		September 30,
Profitability Measures	2009	2008	2009	2008
Erie Indemnity Company GAAP loss and LAE ratio(1)	63.7%	71.4%	71.3%	67.3%
Erie Indemnity Company GAAP combined ratio(2)	98.1	99.4	101.9	95.1
P&C Group statutory combined ratio	89.6	97.7	98.3	94.0
P&C Group adjusted statutory combined ratio(3)	85.8	93.6	94.0	89.8
Direct business:
Personal lines adjusted statutory combined ratio	89.3	91.6	96.3	87.5
Commercial lines adjusted statutory combined ratio(4)	85.6	109.4	89.7	97.0

Prior accident year reserve development — redundancy	(4.3)	(0.4)	(0.2)	(3.2)
Prior year salvage and subrogation recoveries collected	(0.9)	(1.0)	(1.9)	(2.0)

Total loss ratio points from prior accident years	(5.2)%	(1.4)%	(2.1)%	(5.2)%

(1)	The GAAP loss and LAE ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses incurred to earned premiums of our property/casualty insurance subsidiaries.

(2)	The GAAP combined ratio, expressed as a percentage, is the ratio of losses, loss adjustment, acquisition and other underwriting expenses incurred to earned premiums of our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments.

(3)	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group. The North Carolina Beach and Coastal Plan reinsurance recoverable written off in the third quarter of 2009 is recorded as other expense for statutory purposes and did not impact the reported or adjusted statutory combined ratio.

(4)	The third quarter 2009 commercial lines adjusted statutory combined ratio reflects reserve releases for one large workers compensation claim and one large fire claim, while the third quarter 2008 commercial lines adjusted statutory combined ratio reflects one large fire claim in Pennsylvania and losses related to Hurricane Ike in Ohio and Pennsylvania.
Development of loss reserves on prior accident years
Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year direct losses, after removing the effects of salvage and subrogation recoveries was $2.3 million and $0.2 million, in the third quarters of 2009 and 2008, respectively, and improved the combined ratio by 4.3 points and 0.4 points, respectively. The favorable development in the third quarter of 2009 was primarily the result of reserve releases for one large workers compensation claim. The favorable development in 2008 resulted from improvements in frequency trends and slight improvements in severity trends on automobile bodily injury and uninsured/underinsured motorist bodily injury.
The Property and Casualty Group also experienced favorable development of prior accident year loss reserves on its assumed book of business totaling $17.7 million in the third quarter of 2009. Our 5.5% share of this favorable development totaled $1.0 million for this period. In the third quarter of 2008, the Property and Casualty Group’s assumed business also experienced favorable loss development totaling $20.8 million, of which our share was $1.1 million. The favorable development for both periods was a result of reduced incurred but not reported reserves on involuntary reinsurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table provides the details of the prior year loss reserve development for our wholly-owned property/casualty insurance subsidiaries:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Prior year loss development:
Direct business excluding salvage and subrogation	$(2,292)	$(217)	NM	$(334)	$(4,974)	93.3%
Assumed reinsurance business	(972)	(1,145)	15.1	(1,481)	(1,745)	15.1
Ceded reinsurance business	(81)	(203)	60.1	40	(155)	NM
Salvage and subrogation	37	(36)	NM	(8)	23	NM

Total prior year loss development — (redundancy) deficiency	$(3,308)	$(1,601)	NM	$(1,783)	$(6,851)	74.0%

NM = not meaningful
Negative amounts represent a redundancy (decrease in reserves) while positive amounts represent a deficiency (increase in reserves).
Catastrophe losses
Our share of catastrophe losses, as defined by the Property and Casualty Group, amounted to $1.3 million and $4.1 million in the third quarters of 2009 and 2008, respectively. The Property and Casualty Group’s definition of catastrophes includes those weather-related or other loss events which we consider significant to our geographic footprint which, individually or in the aggregate, may not reach the level of a national catastrophe as defined by the Property Claim Service (PCS).
Catastrophes in the third quarter of 2009 included flooding, wind and hail storms primarily in the states of Indiana and Wisconsin. Catastrophes in the third quarter of 2008 included flooding, tornado and wind storms related to Hurricane Ike primarily in Ohio and Pennsylvania. Catastrophe losses contributed 2.4 points and 8.1 points to the GAAP combined ratio in the third quarters of 2009 and 2008, respectively. For the first nine months of 2009 and 2008, catastrophe losses incurred were $6.1 million and $6.5 million, respectively, and contributed 3.9 points and 4.2 points to the combined ratio, respectively.
Underwriting losses are seasonally higher in the second through fourth quarters and, as a consequence, our combined ratio generally increases as the year progresses. In the third quarter of 2009, our share of the increase to incurred but not reported reserves related to seasonality adjustments was $1.1 million, compared to $0.2 million in the third quarter of 2008. Seasonality adjustments increased our share of incurred but not reported reserves by $0.3 million in the second quarter of 2009, and reduced these reserves by $1.8 million in the first quarter of 2009.
INVESTMENT OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
	(Unaudited)			(Unaudited)
Net investment income	$9,466	$10,218	(7.4)%	$31,526	$33,357	(5.5)%
Net realized gains (losses) on investments	5,453	(3,925)	NM	5,086	(18,368)	NM
Net impairment losses recognized in earnings	(3,232)	(37,431)	91.4	(10,384)	(61,834)	83.2
Equity in (losses) earnings of limited partnerships	(8,752)	1,057	NM	(63,581)	20,310	NM
Equity in earnings (losses) of EFL	5,402	(10,090)	NM	5,729	(10,965)	NM

Net revenue (loss) from investment operations	$8,337	$(40,171)	NM	$(31,624)	$(37,500)	15.7%

NM = not meaningful

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Key Points
•	Net investment income decreased 7.4% for the quarter driven primarily by lower investment income resulting from the sale of some of our non-redeemable preferred stock investments in 2008 and 2009.

•	Realized gains increased as a result of market valuation adjustments on our common stock trading portfolio. Unrealized gains of $4.5 million were recorded in the third quarter of 2009 versus unrealized losses of $3.4 million in the third quarter of 2008.

•	Net impairment losses recognized in earnings decreased $34.2 million in the third quarter of 2009 compared to 2008 due to an improvement of the financial markets and the change in the impairment policies for debt securities.

•	Equity in earnings of limited partnerships decreased $9.8 million in the third quarter of 2009 compared to the third quarter of 2008 due to the continued economic downturn in the real estate market.

•	Equity in earnings (losses) of EFL includes our share of impairment losses recognized by EFL of $0.6 million in the third quarter of 2009 compared to $8.7 million in the third quarter of 2008.
Limited partnership investments generated losses in the third quarter and year to date September 30, 2009, which is reflective of market conditions. Limited partnership investments are valued based on the general partner financial statements which are received on a one-quarter lag. Our year to date September 30, 2009 limited partnership investment losses primarily include general partners’ financial results for the fourth quarter of 2008 and the first two quarters of 2009.
Private equity and mezzanine debt limited partnerships generated earnings of $2.4 million and losses of $0.7 million for the quarters ended September 30, 2009 and 2008, respectively. Real estate limited partnerships generated losses of $11.2 million and earnings of $1.8 million in the third quarters of 2009 and 2008, respectively. As these investments are generally reported on a one-quarter lag, they do not reflect the market conditions experienced during the third quarter of 2009.
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At September 30, 2009, our investment portfolio of investment-grade bonds and preferred stock, common stock and cash and cash equivalents represents $715.8 million, or 28.0%, of total assets.
Our investments are subject to certain risks, including interest rate and price risk. Our exposure to interest rates is concentrated in our fixed maturities portfolio. The fixed maturities portfolio comprises 65.7% and 59.2% of invested assets at September 30, 2009 and December 31, 2008, respectively. We calculate the duration and convexity of the fixed maturities portfolio each month to measure the price sensitivity of the portfolio to interest rate changes. Duration measures the relative sensitivity of the fair value of an investment to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges established by management.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below costs. Beginning in the second quarter of 2009, we further analyze debt securities to determine if a credit-related impairment has occurred. Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no non-credit impairments are recorded in other comprehensive income. Prior to the second quarter of 2009, there was no differentiation between impairments related to credit loss and those related to other factors and declines in fair values of debt securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery. For available-for-sale equity securities, a charge is recorded in the Consolidated Statement of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred. (See “Investment Operations” section herein.)
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
The following is a breakdown of the fair value of our fixed maturity portfolio by industry sector as of September 30, 2009:

	Fair	Percentage
(in thousands)	value	to total

Basic materials	$10,816	1.7%
Communications	30,054	4.7
Consumer	63,595	9.8
Diversified	1,085	0.2
Energy	33,670	5.2
Financial	154,727	23.9
Government sponsored enterprises	2,078	0.3
U.S. Treasury	2,913	0.5
Municipal	243,101	37.6
Industrial	24,758	3.8
Structured securities (1)	37,744	5.8
Technology	5,276	0.8
Utilities	37,091	5.7

Total	$646,908	100.0%

(1)	Structured securities include asset-based securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.
Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following tables present an analysis of our preferred and common stock securities by industry sector at September 30, 2009:
Preferred Stock

(in thousands)	Fair value	Percentage to total

Communications	$1,000	2.5%
Financial	29,861	73.7
Government sponsored enterprises	592	1.5
Industrial	1,640	4.0
Technology	2,799	6.9
Utilities	4,607	11.4

Total	$40,499	100.0%

Common Stock

(in thousands)	Fair value	Percentage to total

Basic materials	$2,089	5.1%
Communications	3,434	8.4
Consumer	15,978	39.0
Diversified	749	1.8
Energy	2,896	7.0
Financial	8,905	21.7
Industrial	5,734	13.9
Technology	747	1.8
Utilities	540	1.3

Total	$41,072	100.0%

Limited partnership investments
In the third quarter of 2009, investments in limited partnerships decreased $7.4 million to $248.1 million due to fair value depreciation on existing limited partnerships.
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
Loss and loss adjustment expense reserves are presented in our Consolidated Statements of Financial Position on a gross basis for EIC, EINY, and EIPC. Our property/casualty insurance subsidiaries wrote about 16% of the direct property/casualty premiums of the Property and Casualty Group during the first nine months of 2009. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable. Recoverable amounts are reflected as an asset in our Consolidated Statements of Financial Position. The direct and assumed loss and loss adjustment expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of
	September 30,	December 31,
(in thousands)	2009	2008

Gross reserve liability:
Private passenger auto	$294,809	$295,174
Pre-1986 automobile massive injury	157,068	167,748
Homeowners	32,633	28,984
Workers compensation	162,507	162,898
Workers compensation massive injury	100,362	92,019
Commercial auto	74,827	75,480
Commercial multi-peril	92,470	76,584
All other lines of business	68,296	66,194

Gross reserves	982,972	965,081
Reinsurance recoverables	794,276	778,328

Net reserve liability	$188,696	$186,753

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The reserves that have the greatest potential for variation are the massive injury liability reserves. We are currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The reserve carried by the Property and Casualty Group for the massive injury claimants, which is our best estimate of this liability at this time, was $481.0 million at September 30, 2009, which is net of $157.8 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net massive injury liability reserves is $26.5 million at September 30, 2009, compared to $28.3 million at December 31, 2008. The decrease in the pre-1986 automobile massive injury reserve at September 30, 2009, compared to December 31, 2008, was primarily due to continued lower cost expectations of future attendant care services combined with the death of one claimant, while the increase in the workers compensation massive injury reserve was primarily due to one large workers compensation claim.
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
If the financial market volatility continues, we have the ability to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities future funding requirements could be met through: (1) a $100 million bank line of credit, from which we have no borrowings as of September 30, 2009, (2) dividend payments from our wholly-owned property/casualty insurance subsidiaries, EIC, EIPC and EINY, up to their statutory limits totaling $23.0 million under current regulatory restrictions as of September 30, 2009, (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $77.9 million at September 30, 2009, and (4) the ability to curtail or modify discretionary cash outlays such as those related to our share repurchase activities until the investment markets better support our financing activities. We believe we have the funding sources available to us to support future cash flow requirements.
Cash flows provided by our operating activities totaled $99.9 million for the first nine months of 2009, compared to $79.8 million for the first nine months of 2008. Cash paid for agent bonuses in the first nine months of 2009 was $80.5 million, of which $80.0 million was accrued for at December 31, 2008, compared to $94.9 million in the first nine months of 2008. We made a contribution to our pension plan of $14.3 million in the third quarter of 2009 compared to $15.0 million in 2008. Pension expense is anticipated to be approximately $10 million higher in 2009 as a result of the change in discount rate to 6.06% in 2009 from 6.62% in 2008. Our affiliated entities generally reimburse us for about 50% of the net periodic benefit cost of the pension plan.
At September 30, 2009, we recorded a deferred tax asset of $64.8 million, which included capital loss carryforwards of $3.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
million. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the losses ultimately recognized for tax purposes will be fully utilized. As such, there was no deferred tax valuation allowance recorded at September 30, 2009.
We have the ability to carry back capital losses of $98.3 million as a result of gains recognized in prior years. We have disposed of assets with tax losses of approximately $31.3 million to carry back against these gains. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows used in our investing activities totaled $53.2 million for the nine months ended September 30, 2009, compared to cash provided of $45.4 million for the nine months ended September 30, 2008. In 2008 our investing operations were impacted by fewer reinvestments as a result of our continued share repurchase activity, which continues to impact 2009. Also impacting our future investing activities are our limited partnership commitments, which at September 30, 2009, totaled $72.8 million and will be funded as required by the partnerships’ agreements.
In the second quarter of 2009, we made a capital contribution to EFL in the amount of $11.9 million. The capital will be used to support EFL’s life insurance and annuity business and strengthen its surplus as its capital has declined as a result of realized and unrealized investment losses due to the financial market turmoil in the second half of 2008 and the continued volatility in 2009.
There were no shares repurchased in the third quarter of 2009 in conjunction with our stock repurchase plan. During the first nine months of 2009, 42,200 shares of our outstanding Class A common stock were repurchased at a total cost of $1.2 million. In May 2009, our Board of Directors approved a continuation of the current stock repurchase program through June 30, 2010. We have approximately $100 million of repurchase authority remaining under this plan at September 30, 2009. The first nine months of 2008 included 2.0 million shares of our outstanding Class A common stock that were repurchased at a total cost of $98.7 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.)
Financing activities through September 30, 2008 included borrowings of $75 million and payments of $45 million on our bank line of credit for certain intercompany cash settlement needs. This amount was repaid in full by December 31, 2008. This line of credit was extended to December 31, 2009. There were no borrowings on this line as of September 30, 2009. The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios. Effective June 29, 2009, the net worth covenant was amended to lower the minimum required to be maintained. We are in compliance with all covenants at September 30, 2009.
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
Investment valuation
We make estimates concerning the valuation of all investments. Valuation techniques are used to derive the fair value of the available-for-sale and trading securities we hold. Fair value is the price that would be received to sell an asset in an orderly transaction between willing market participants at the measurement date.
Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
For purposes of determining whether the market is active or inactive, the classification of a financial instrument was based on the following definitions.
•	An active market is one in which transactions for the assets being valued occur with sufficient frequency and volume to provide reliable pricing information.

•	An inactive (illiquid) market is one in which there are few and infrequent transactions, where the prices are not current, price quotations vary substantially, and/or there is little information publicly available for the asset being valued.
We continually assess whether or not an active market exists for all of our investments and as of each reporting date re-evaluate the classification in the fair value hierarchy.
All assets carried at fair value are classified and disclosed in one of the following three categories:
•	Level 1 — Quoted prices for identical instruments in active markets not subject to adjustments or discounts

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Instruments whose significant value drivers are unobservable and reflect management’s estimate of fair value based on assumptions used by market participants in an orderly transaction as of the valuation date.
Level 1 primarily consists of publicly traded common stock, nonredeemable preferred stocks and treasury securities and reflects market data obtained from independent sources, such as prices obtained from an exchange or a nationally recognized pricing service for identical instruments in active markets.
Level 2 includes those financial instruments that are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include municipal securities, asset backed securities, collateralized-mortgage obligations, foreign and domestic corporate bonds and redeemable preferred stocks and certain nonredeemable preferred stocks.
Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based on assumptions used by market participants. Securities are assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions. Fair value for these securities are generally determined using comparable securities or non-binding broker quotes received from outside broker dealers based on security type and market conditions. Remaining un-priced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors. This category primarily consists of certain private preferred stock and bond securities, collateralized debt and loan obligations, and credit linked notes.
As of each reporting period, financial instruments recorded at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The presence of at least one unobservable input would result in classification as a Level 3 instrument. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the asset, such as the relative impact on the fair value as a result of including a particular input and market conditions. We did not make any other significant judgments except as described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when in our judgment a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions such as a disparity in price of comparable securities and/or non-binding broker quotes. We perform continuous reviews of the prices obtained from the pricing service. This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper level classification of the financial instrument. Price variances, including large periodic changes, are investigated and corroborated by market data. We have reviewed the pricing methodologies of our pricing service and believe that their prices adequately consider market activity in determining fair value. In cases in which a price from the pricing service is not available, values are determined by obtaining non-binding broker quotes and/or market comparables. When available, we obtain multiple quotes for the same security. The ultimate value for these securities is determined based on our best estimate of fair value using corroborating market information. Our evaluation includes the consideration of benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
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
For debt securities in which we do not expect full recovery of amortized cost, the security is deemed to be credit-impaired. Credit-related impairments and impairments on securities we intend to sell or more likely than not will be required to sell are recorded in the Consolidated Statements of Operations. It is our intention to sell all debt securities with credit impairments. For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors, or for which it is not our intent or ability to hold the position until recovery has occurred.
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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities or limited partnership investments, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. A decline in surplus could also result from variability in investment markets as realized and unrealized losses are recognized. Due to the continued distress in the securities markets, the Exchange recognized impairment charges of $80.9 million in the third quarter of 2009. To the extent the market downturn

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
continues, the Exchange’s investment portfolio may continue to be impacted. In the second quarter of 2009, the Exchange made a capital contribution to EFL in the amount of $43.1 million. The capital will be used to support its life insurance and annuity business and strengthen its surplus as EFL’s capital has declined as a result of realized and unrealized investment losses due to the turmoil in the financial markets in the second half of 2008 and the continued volatility in 2009. Despite the current market condition, at September 30, 2009, the Exchange had $4.3 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1.
The Exchange has strong underlying operating cash flows and sufficient liquidity to meet its needs, including the ability to pay the management fees owed to us. Through the nine months ended September 30, 2009, the Exchange generated $560.7 million in cash flows from operating activities. At September 30, 2009, the Exchange had $271.0 million in cash and cash equivalents. The Exchange also has an unused $200 million bank line of credit that expires on September 30, 2012. The bank requires compliance with certain covenants which include minimum collateral values. The Exchange was in compliance with all bank covenants at September 30, 2009.
Additional information, including condensed statutory financial statements of the Exchange, is presented in Note 15 to the Consolidated Financial Statements herein.
Insurance premium rate actions
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect the direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and also have a direct bearing on management fees. Pricing actions contemplated or taken by the Property and Casualty Group are also subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2009, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. We expect our modest price increases to be offset by changes in our mix of business and exposure reductions resulting in a slight decrease in our average premium per policy in 2009.
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
Economic conditions
Financial markets have been experiencing an improvement in recent months although overall economic conditions remain challenging. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead the Property and Casualty Group’s customers to cancel insurance policies, modify coverage or not renew policies, and the Group’s premium revenue, and consequently our management fee, could be adversely affected. Challenging economic conditions also may impair the ability of the Group’s customers to pay premiums as they fall due, and as a result, the Group’s reserves and write-offs could increase. The Group is unable to predict the uncertainty in current financial markets and adverse economic conditions in the United States and other countries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates are included in Item 7A. in our 2008 Annual Report on Form 10-K. There have been no material changes in such risks or our periodic reviews of asset and liability positions during the nine months ended September 30, 2009. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Our objective is to earn competitive returns by investing in a diversified portfolio of securities. We are exposed to credit risk through our portfolios of fixed maturity securities, nonredeemable preferred stock, limited partnerships, mortgage loans and to a lesser extent short-term investments. This risk is defined as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing up front underwriting analysis and ongoing reviews of credit quality by position and for the fixed maturity portfolio in total. We do not hedge credit risk inherent in our fixed maturity investments. Our investment portfolio is diversified with 93.6% of the fixed income portfolio rated investment grade (BBB or higher).
Our municipal bond portfolio accounts for $243.1 million, or 37.6%, of the total fixed maturity portfolio. Of this $243.1 million, $178.1 million, or 73.3%, of the total municipal bond portfolio is insured. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Our municipal bond portfolio is highly rated and includes all investment grade holdings (BBB or higher). The overall credit quality rating of our municipal bond portfolio is AA-. Using the underlying rating of the bonds without consideration of insurance, the overall credit quality rating of our municipal bond portfolio would also be AA- . The following table presents an analysis of our municipal bond ratings at September 30, 2009.
Municipal Bond Portfolio at September 30, 2009
(in thousands)

Ratings with insurance
		Fair value
Rating	Fair value	%

AAA	$29,635	12.2%
AA	146,212	60.1
A	62,358	25.7
BBB	4,895	2.0
BB	0	0.0

Not rated	0	0.0

Total	$243,100	100.0%

Underlying ratings without
insurance
		Fair value
Rating	Fair value	%

AAA	$29,635	12.2%
AA	110,885	45.6
A	94,199	38.8
BBB	3,522	1.4
BB	1,640	0.7

Not rated	3,219	1.3

Total	$243,100	100.0%

We have no significant direct investment exposure to the entities providing financial guarantees or other credit support to any security held in our portfolio.
Of the $178.1 million indirect exposure with monoline insurers, 41% relates to NATL-RE, 39% to FSA, and 13% to Ambac.
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
We have significant receivables from the Exchange, which are subject to credit risk. Our results are directly related to the financial strength of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Similar to our investment portfolio, the Exchange maintains 93.9% of its bond portfolio rated investment grade.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no shares purchased in any month in the third quarter of 2009. In May 2009, our Board of Directors approved a continuation of the stock repurchase program, authorizing repurchases through June 30, 2010. As of September 30, 2009, we have $100 million available for the purchase of securities under the publicly announced share repurchase plan.

PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	$200,000,000.00 Revolving Credit Facility Credit Agreement between Erie Insurance Exchange acting by and through Erie Indemnity Company, its Attorney-in-Fact, and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Capital Markets LLC dated September 30, 2009

10.2	Form of Revolving Credit Note that Erie Insurance Exchange has entered into by and through the Registrant, as its Attorney-in-Fact, on September 30, 2009 with Bank of America, N.A. ($35 million), The Bank of New York Mellon ($25 million), JPMorgan Chase Bank, N.A. ($35 million), PNC Bank, National Association ($55 million), U.S. Bank National Association ($25 million), and Wells Fargo Bank, National Association ($25 million)

10.3	Swing Note between Erie Insurance Exchange acting by and through Erie Indemnity Company, its Attorney-in-Fact, and PNC Bank, National Association dated September 30, 2009

10.4	Notification and Control Agreement between Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange and The Bank of New York Mellon and PNC Bank, National Association dated September 30, 2009

10.5	Pledge Agreement between Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange and PNC Bank, National Association dated September 30, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company (Registrant)
Date: October 29, 2009	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO