Form 10-K
period 2009-12-31
ERIE INDEMNITY CO
filed 2010-02-25
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.0 billion of Class A non-voting common stock as of June 30, 2009. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 51,203,473 shares of Class A common stock and 2,546 shares of Class B common stock outstanding on February 19, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

PART I
Item 1. Business
General
Erie Indemnity Company (“we”, “us”, “our”) is a publicly held Pennsylvania business corporation that since 1925 has been the managing Attorney-in-Fact for the subscribers at Erie Insurance Exchange (“Exchange”). The Exchange is a subscriber (policyholder) owned Pennsylvania-domiciled reciprocal insurer that writes property/casualty insurance. Our primary function is to perform certain services for the Exchange relating to sales, underwriting and issuance of policies on behalf of the Exchange. This is done in accordance with a subscribers agreement (a limited power of attorney) executed by each subscriber (policyholder), appointing us as their common attorney-in-fact to transact business on their behalf and to manage their affairs at the Exchange. We earn a management fee from the Exchange for these services.
The Exchange and its wholly-owned subsidiary, Flagship City Insurance Company (“Flagship”) and the Indemnity’s wholly-owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”) and the Erie Insurance Property and Casualty Company (“EPC”), comprise the Property and Casualty Group. The Property and Casualty Group is a regional insurance group operating in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia. The Property and Casualty Group primarily writes personal auto insurance, which comprises 48% of its direct premiums.
The Indemnity owns 21.6% of the common stock of the Erie Family Life Insurance Company (“EFL”), an affiliated life insurance company; the Exchange owns the remaining 78.4%. EFL underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities.
The Indemnity, together with the members of the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (“Group”).
Business segments
We operate our business as three reportable segments — management operations, insurance underwriting operations and investment operations. Financial information about these segments is set forth in and referenced to Item 8. “Financial Statements and Supplementary Data — Note 22 of Notes to Consolidated Financial Statements” contained within this report. Further discussion of financial results by operating segment is provided in and referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.
Management operations — For our services as attorney-in-fact, we charge the policyholders of the Exchange a management fee of up to 25%. Management fees accounted for approximately 81% of our total revenue in 2009, 84% in 2008 and 72% in 2007. The proportion of management fee revenue to total revenues was greater in 2009 and 2008 due to lower revenues generated from our investment operations as a result of market conditions. Excluding limited partnership losses and market value adjustments, 2009 management fee revenues accounted for 76% of total revenues. Excluding impairment charges, 2008 management fee revenues accounted for 79% of total revenues.
We have an interest in the growth and financial condition of the Exchange as 1) the Exchange is our sole customer and 2) our earnings are largely generated from management fees based on the direct written premiums of the Exchange and other members of the Property and Casualty Group. Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year. Consequently, there is seasonality in our management fees and we have higher gross margins in our management operations in those quarters.
Insurance underwriting operations — The members of the Property and Casualty Group pool their underwriting results. Under the reinsurance pooling arrangement, the Exchange assumes 94.5% of the pool. Accordingly, the underwriting risk of the Property and Casualty Group’s business is largely borne by the Exchange, which had $4.5 billion and $4.0 billion of statutory surplus at December 31, 2009 and December 31, 2008, respectively. Through the pool, our property/casualty insurance subsidiaries currently assume 5.5% of the Property and Casualty Group’s underwriting results, and therefore, we also have a direct incentive to manage the insurance underwriting operations of the Property and Casualty Group effectively.

The Property and Casualty Group seeks to insure standard and preferred risks with personal lines comprising 72% of the 2009 direct written premiums and commercial lines the remaining 28%. The principal personal lines products based on 2009 direct written premiums were private passenger automobile (48%) and homeowners (21%). The principal commercial lines products based on 2009 direct written premiums were commercial multi-peril (11%), commercial automobile (8%) and workers compensation (6%). The Property and Casualty Group ranked as the 14th largest automobile insurer in the United States based on 2008 direct written premiums and as the 18th largest property/casualty insurer in the United States based on 2008 total lines net premium written according to AM Best.
The Property and Casualty Group writes business in Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, Wisconsin and the District of Columbia. The states of Pennsylvania, Maryland and Virginia made up 64% of the Property and Casualty Group’s 2009 direct written premium.
The Property and Casualty Group is represented by over 2,000 independent agencies comprising over 9,200 licensed representatives and is our sole distribution channel. In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are fundamental to the Property and Casualty Group’s success.
While sales, underwriting and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 23 field offices throughout its operating region to provide claims services to policyholders and marketing support for the independent agencies that represent us.
Investment operations — We generate revenues from our fixed maturity, equity security and alternative investment portfolios. The portfolios are managed with a view toward maximizing after-tax yields and limiting credit risk. Revenues and losses included in investment operations consist of net investment income, net realized gains and losses, and impairment losses recognized in earnings for our fixed maturity and equity portfolios. Equity in earnings and losses from our alternative investments, which include private equity, mezzanine, and real estate partnerships, are also included as a component of investment operations. Additionally, our 21.6% investment in EFL is included in the investment operation results.
Competition
Property and casualty insurers generally compete on the basis of customer service, price, consumer recognition, coverages offered, claim handling, financial stability and geographic coverage. Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers and by large companies who market and sell personal lines products directly to consumers. In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, the Property and Casualty Group faces competition within its appointed agencies based on ease of doing business, product, price and service relationships. The market is competitive with some carriers filing rate decreases while others focus on acquiring business through other means.
Market competition bears directly on the price charged for insurance products and services subject to regulatory limitations. Growth is driven by a company’s ability to provide insurance services and competitive prices while maintaining target profit margins. Industry capital levels can also significantly affect prices charged for coverage. Growth is a product of a company’s ability to retain existing customers and to attract new customers, as well as movement in the average premium per policy.
The Erie Insurance Group has a strategic focus that we believe will result in long-term underwriting performance. First, the Erie Insurance Group employs an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. The Property and Casualty Group has continued to refine its risk measurement and price segmentation model used in the underwriting and pricing processes. Second, the Property and Casualty Group focuses on consistently providing superior service to policyholders and agents. Third, the Property and Casualty Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale and low cost of operations from centralized accounting, administrative, underwriting, investment, information management and other support services.

Finally, we carefully select the independent agencies that represent the Property and Casualty Group. The Property and Casualty Group seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents. We have ongoing, direct communications with the agency force. Agents have access to a number of venues we sponsor designed to promote sharing of ideas, concerns and suggestions with the senior management of the Property and Casualty Group with the goal of improving communications and service. We continue to evaluate new ways to support our agents’ efforts, from marketing programs to identifying potential customer leads, to grow the business of the Property and Casualty Group and sustain our long-term agency partnerships. The higher agency penetration and long-term relationships allow for greater efficiency in providing agency support and training.
Employees
We employed 4,200 people at December 31, 2009, of which approximately 2,125, or 51%, provide claims specific services exclusively for the Property and Casualty Group and approximately 65, or 2%, perform services exclusively for EFL. Both the Exchange and EFL reimburse us at least quarterly for the cost of these services.
Reserves for losses and loss expenses
The table that follows illustrates the change over time of the loss and loss expense reserves established for our property/casualty insurance subsidiaries at the end of the last ten calendar years. The development of loss and loss expenses are presented on a gross basis (gross of ceding transactions in the intercompany pool) and a net basis (the amount remaining as our exposure after ceding and assuming amounts through the intercompany pool, as well as transactions under the excess-of-loss reinsurance agreement prior to 2006, with the Exchange). Incurred but not reported reserves (IBNR) are developed for the Property and Casualty Group as a whole and then allocated to members of the Property and Casualty Group based on each member’s proportionate share of earned premiums. We do not develop IBNR reserves for each of the property/casualty insurance subsidiaries based on their direct and assumed writings. Consequently, the gross liability data contained in this table for our property/casualty insurance subsidiaries includes allocated amounts for IBNR reserves.
Our 5.5% share of the loss and loss expense reserves of the Property and Casualty Group are shown in the net presentation and are more representative of the actual development of the property/casualty insurance losses accruing to our subsidiaries. The gross presentation is shown to be consistent with the balance sheet presentation of reinsurance transactions which requires direct and ceded amounts to be presented separate from one another, thus the gross liability for unpaid losses and loss expenses of $965.4 million at December 31, 2009 agrees to the gross balance sheet amount. When factoring in the $778.5 million in reinsurance recoverables under the pooling agreement, the net obligation to us is $186.9 million at December 31, 2009. Additional discussion of our reserve methodology can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained within this report.
The Property and Casualty Group discounts only workers compensation reserves. These reserves are discounted on a nontabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The interest rate of 2.5% used to discount these reserves is based upon the Property and Casualty Group’s historical workers compensation payout pattern. Our unpaid losses and loss expenses reserve was reduced by $7.5 million and $5.4 million at December 31, 2009 and 2008, respectively, as a result of this discounting. The increase in 2009 was the result of segregating massive injury workers compensation claims that have longer payout patterns in the discount calculation.
Additional discussion of reserve activity can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” section contained within this report.

Property and Casualty Subsidiaries of Erie Indemnity Company
Reserves for Unpaid Losses and Loss Expenses

	At December 31,
(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross liability for unpaid losses and loss expenses (LAE)	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6	$1,026.5	$965.1	$965.4

Gross liability re-estimated as of:
One year later	516.2	622.6	727.2	844.5	955.3	1,034.1	992.8	945.8	909.1

Two years later	567.1	635.1	730.5	886.2	1,004.1	1,006.1	942.9	897.6

Three years later	567.2	644.3	781.2	958.5	1,014.4	971.5	901.2

Four years later	562.2	699.4	856.4	983.0	982.8	938.7

Five years later	619.0	779.2	888.0	952.8	954.2

Six years later	701.0	816.5	858.9	922.6

Seven years later	721.5	788.2	828.9

Eight years later	702.6	758.2

Nine years later	681.1

Cumulative (deficiency) redundancy	(203.2)	(200.9)	(111.9)	(77.1)	(11.2)	80.8	172.4	128.9	56.0

Gross liability for unpaid losses and LAE	$477.9	$557.3	$717.0	$845.5	$943.0	$1,019.5	$1,073.6	$1,026.5	$965.1	$965.4
Reinsurance recoverable on unpaid losses	375.6	438.6	577.9	687.8	765.6	828.0	873.0	834.4	778.3	778.5

Net liability for unpaid losses and LAE	$102.3	$118.7	$139.1	$157.7	$177.4	$191.5	$200.6	$192.1	$186.8	$186.9

Net re-estimated liability as of:
One year later	$109.8	$126.6	$140.9	$162.6	$181.2	$183.0	$185.1	$181.7	$181.6

Two years later	116.0	127.0	144.6	171.9	179.3	175.5	180.6	176.9

Three years later	116.2	131.9	155.7	173.8	173.7	173.9	177.0

Four years later	120.9	143.6	157.6	170.3	172.1	171.7

Five years later	132.5	146.2	155.1	169.4	170.4

Six years later	135.0	144.7	153.2	167.4

Seven years later	132.8	142.6	153.4

Eight years later	131.2	142.2

Nine years later	131.2

Cumulative (deficiency) redundancy	$ (28.9)	$(23.5)	$(14.3)	$(9.7)	$7.0	$19.8	$23.6	$15.2	$5.2

	At December 31,
(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Cumulative amount of gross liability paid through:
One year later	$174.4	$194.3	$217.0	$259.1	$271.4	$271.7	$257.4	$248.0	$239.4

Two years later	270.9	302.1	351.0	410.6	435.0	427.0	404.4	377.9

Three years later	326.1	372.4	434.8	508.4	530.0	519.1	483.3

Four years later	361.3	418.9	488.0	561.4	586.1	570.5

Five years later	384.9	450.6	514.8	593.8	619.2

Six years later	405.9	466.9	534.9	614.6

Seven years later	415.8	481.0	548.9

Eight years later	427.8	491.8

Nine years later	436.4

Cumulative amount of net liability paid through:
One year later	$41.2	$47.2	$51.3	$58.0	$53.9	$51.9	$56.0	$57.3	$56.8

Two years later	64.8	73.6	81.3	85.3	81.9	82.8	89.2	86.5

Three years later	79.2	91.2	95.3	100.3	101.5	104.1	107.9

Four years later	88.5	97.4	100.9	111.9	114.6	116.1

Five years later	89.8	97.9	107.3	120.1	122.2

Six years later	94.1	101.8	112.5	125.0

Seven years later	96.4	105.6	115.8

Eight years later	98.5	107.9

Nine years later	100.0

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
All transactions within the holding company system affecting the insurers we manage are filed with the applicable insurance departments and must be fair and reasonable. Approval of the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer. In some states, the acquisition of 10% or more of the outstanding common stock of an insurer or its holding company is presumed to be a change in control. Approval of the applicable insurance commissioner is also required in order to declare extraordinary dividends. See Item 8, “Financial Statements and Supplementary Data — Note 19 of Notes to Consolidated Financial Statements” contained within this report.
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
Our formal enterprise risk management (ERM) activities fall under the leadership of our Chief Executive Officer and executive management. Actual supervision of the ERM program is the responsibility of our Chief Risk Officer (CRO). There is no universally accepted ERM standard of practice and, as such, approaches take on different forms throughout the insurance industry. Our formal ERM effort is meant to create an atmosphere of risk-intelligent decision making and, in turn, add greater likelihood to the successful achievement of our corporate objectives. To achieve these goals, our ERM program focuses on the following priorities:
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
Our ERM policy statement establishes the framework, principles and guidelines for our ERM program so that aggregated risks are acceptable to us or any of our subsidiaries or affiliates, including the Erie Insurance Exchange. Besides leading and directing the program, the CRO is responsible for reporting risk information to executive management and the Board of Directors, advising decision makers from a risk perspective, and improving our overall risk-readiness. Our ERM committee consists of a cross-functional team of representatives from all major business functions as well as a technical team which is responsible for risk quantification and identification on an integrated basis. General day-to-day risk management responsibility lies within our functional divisions, ensuring execution by those most familiar with the related risks. A compliance department within our law division is charged with monitoring regulatory, legal, and ethical requirements and ensuring that appropriate responses are initiated.
An essential part of our ERM infrastructure is a stochastic modeling capability for our property/casualty insurance operations as well as the investment operations for the Property and Casualty Group. The modeling capability is a significant component in our quantification of insurance and investment risk. Model output is used to assess the variability of risk inherent in our operations and the sufficiency of enterprise capital levels given our defined tolerance for risk. The model further provides additional insights into capital management, strategic asset allocation of our investment portfolios, capital required for product lines sold by the enterprise, catastrophe exposure management and reinsurance purchasing and risk management strategy.
As our ERM program continues to evolve, new techniques are being used at the enterprise and individual project levels to consider key risks not inherently quantifiable, such as scenario analysis. ERM tools continue to be developed and modified to identify and assess risk on a consistent basis, providing management with more information to respond effectively and efficiently.
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
The management fee rate is determined by the Board of Directors and may not exceed 25% of the direct written premiums of the Property and Casualty Group. The Board of Directors sets the management fee rate each December for the following year. At their discretion, the rate can be changed at any time. The factors considered by the Board in setting the management fee rate include our financial position in relation to the Exchange and the long-term needs of the Exchange for capital and surplus to support its continued growth and competitiveness. If the Exchange’s surplus were significantly reduced, the management fee rate could be reduced and our revenues and profitability could be materially adversely affected.
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
Two of our wholly-owned property/casualty insurance subsidiaries, Erie Insurance Company and Erie Insurance Company of New York, are parties to the intercompany pooling arrangement with the Exchange. Under this pooling arrangement, our insurance subsidiaries cede 100% of their property/casualty underwriting business to the Exchange, which retrocedes 5% of the pooled business to Erie Insurance Company and 0.5% to Erie Insurance Company of New York. In 2009, approximately 84% of the pooled direct property/casualty business was originally generated by the Exchange and its subsidiary, while 94.5% of the pooled business is retroceded to the Exchange under the intercompany pooling arrangement. Accordingly, the Exchange assumes a higher insurance risk than is proportional to the insurance business it contributes to the pool. This poses a credit risk to our property/casualty subsidiaries participating in the pool as they retain the responsibility to their direct policyholders if the Exchange is unable to meet its reinsurance obligations.
We hold receivables from the Exchange for costs we pay on the Exchange’s behalf and for reinsurance under the intercompany pooling arrangement. Our total receivable from the Exchange, including the management fee, reimbursable costs we paid on behalf of the Exchange and total amounts recoverable from the intercompany reinsurance pool, totaled $1.1 billion or 41.8% of our total assets at December 31, 2009.
Our financial condition may suffer because of declines in the value of the securities held in our investment portfolio that constitute a significant portion of our assets. The continuing volatility in the financial markets and the ongoing economic downturn could have a material adverse effect on our results of operations or financial condition.
Markets in the United States and around the world, which experienced extreme volatility and disruption since mid-2007 began to stabilize in 2009. The financial stress that affected the banking system so severely has diminished and the U.S. and most other economies grew in the second half of 2009. Government stimulus and the stock market recovery bolstered consumer and business confidence. Nevertheless, conditions remain fragile and the outlook for the financial markets remains uncertain. Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our investment portfolio. We could incur additional realized and unrealized losses in future fiscal periods, which could have a material adverse effect on our results of operations, financial condition or liquidity. In addition, financial market volatility and other economic variables could have a material adverse affect on third parties with which we do business. We cannot predict the impact that this would have on our business or results of operations.

Credit conditions improved during the second half of 2009, with most credit spreads falling from previous wide levels. The narrowing of credit spreads enabled businesses to refinance outstanding debt and raise new capital. While our fixed income portfolio is well diversified, volatility in the credit markets could adversely affect the values and liquidity of our corporate and municipal bonds and our asset-backed and mortgage-backed securities, which could have a material adverse affect on our financial condition. We do not hedge our exposure to credit risk as we control industry and issuer exposure within our diversified portfolio. Inflation remains low, and the Federal Reserve has indicated that the federal funds rate would likely remain low for an “extended period,” reiterating its intent to promote economic recovery and maintain price stability. Our investment strategy achieves a balanced maturity schedule in order to moderate investment income in the event of interest rate declines in a year in which a large amount of securities could be redeemed or mature. We do not hedge our exposure to interest rate risk as we have the ability to hold fixed income securities to maturity.
At December 31, 2009, we had investments in equity securities of $79.9 million and investments in limited partnerships of $235.0 million, or 3.0% and 8.8% of total assets, respectively. In addition, we are obligated to invest up to an additional $68.8 million in limited partnerships, including private equity, real estate and fixed income partnership investments. Limited partnerships are less liquid and generally involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike publicly traded securities, cash flows and return expectations are less predictable. The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not reflect market conditions experienced in the fourth quarter 2009. We expect additional deterioration, primarily from our real estate limited partnerships, to be reflected in the general partners’ year end financial statements, which we will receive in 2010. Such declines could be significant.
All of our marketable securities are subject to market volatility. Our marketable securities have exposure to price risk and the volatility of the equity markets and general economic conditions. To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer including rating downgrades and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. If our policy for determining the recognition of impaired positions were different, our Consolidated Statements of Financial Position and Statements of Operations could be significantly impacted. See also Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.
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
If we are unable to perform at industry best practice levels in terms of quality, cost containment, and speed-to-market due to inferior operating resources and/or problems with external relationships, our business performance may suffer. As the business environment changes, if we are unable to adapt timely to emerging industry changes, or if our people do not conform to the changes, our business could be materially impacted.
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
If the Erie Insurance Group is unable to keep pace with technological advancements in the insurance industry or is unable to ensure system availability or to secure system information, the ability of the Property and Casualty Group to compete effectively could be impaired.
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
We have an established business continuity plan to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event.
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
Premium rates and reserves must be established for members of the Property and Casualty Group from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period. Our underwriting profitability could be adversely affected to the extent such premium rates or reserves are too low or by the effects of inflation.
One of the distinguishing features of the property and casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues. Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group. Accordingly, premium rates must be established from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period and may not prove to be adequate. Further, property and casualty insurers establish reserves for losses and loss expenses based upon estimates, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If pricing or reserves established by a member of the Property and Casualty Group are not sufficient, our underwriting profitability may be adversely impacted.
Not completely knowing costs before products are priced has caused the property and casualty insurance industry to cycle through periods of pricing corrections, resulting in an oscillation of profitability and premium growth. The Property and Casualty Group seeks an appropriate balance between profitability and premium growth, but the need to remain competitive prevents it from being completely immune to the cyclical routine.
The financial performance of members of the Property and Casualty Group could be adversely affected by severe weather conditions or other catastrophic losses, including terrorism.
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States. A substantial portion of this business is private passenger and commercial automobile, homeowners and workers compensation insurance in Ohio, North Carolina, Maryland, Virginia and particularly, Pennsylvania. As a result, a single catastrophe occurrence, destructive weather pattern, change in climate condition, general economic trend, terrorist attack, regulatory development or other condition disproportionately affecting one or more of the states in which the Property and Casualty Group conducts substantial business could adversely affect the results of operations of members of the Property and Casualty Group. Common natural catastrophe events include hurricanes, earthquakes, tornadoes, hail storms and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event.
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
The Property and Casualty Group maintains a property catastrophe reinsurance treaty that was renewed effective January 1, 2010 that provides coverage of 95% of a loss up to $500 million in excess of the Property and Casualty Group’s loss retention of $400 million per occurrence. This treaty excludes losses from acts of terrorism. Nevertheless, catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely affect our underwriting profitability.
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
To the extent that consumer preferences cause the business to migrate to a delivery system other than independent agencies, the business of the Property and Casualty Group could be adversely affected. Also, to the extent the agencies choose to place significant portions or all of their business with competing insurance companies, the results of operations and business of the Property and Casualty Group could be adversely affected.
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
Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing and examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of shareholders. For instance, members of the Property and Casualty Group are subject to involuntary participation in specified markets in various states in which it operates, and the rate levels the Property and Casualty Group is permitted to charge do not always correspond with the underlying costs associated with the coverage issued. Although the federal government does not directly regulate the insurance industry, federal initiatives, such as federal terrorism backstop legislation, from time-to-time, also can impact the insurance industry. In addition to specific insurance regulation, we must also comply with other regulatory, legal and ethical requirements relating to the general operation of a business. Our Chief Compliance Officer oversees insurance regulations as well as other compliance issues.
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
The Erie Insurance Group also operates 23 field offices in 11 states. Seventeen of these offices provide both agency support and claims services and are referred to as branch offices, while the remaining six provide only claims services and are considered claims offices. While we own three of these field offices, we lease the remaining field offices from other parties as detailed below.

	Year ended December 31, 2009
			Net rent expense
	Number of field		incurred by
(dollars in thousands)	offices		Indemnity

Field office ownership:
Unaffiliated parties	15	(1)	$2,603
Erie Insurance Exchange (including home office complex)	4		5,460
Erie Family Life Insurance Company	1	(1)	340

	20		8,403
Erie Indemnity Company	3		—

	23		$8,403

(1)	Lease commitments for these properties expire periodically through 2014.
The total operating expense for all office space we occupied in 2009 including rent expense of $22.2 million was reduced by reimbursements from affiliates of $14.7 million. This net amount after allocations is reflected in our cost of management operations.
Item 3. Legal Proceedings
Reference is made to Item 8. “Financial Statements and Supplementary Data — Note 21 of Notes to Consolidated Financial Statements” contained within this report.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common stock market prices and dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol “ERIE.” No established trading market exists for the Class B voting common stock. American Stock Transfer & Trust Company serves as our transfer agent and registrar. As of February 19, 2010, there were approximately 879 beneficial shareholders of record of our Class A non-voting common stock and 11 beneficial shareholders of record of our Class B voting common stock.
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
The common stock high and low sales prices and dividends for each full quarter of the last two years were as follows:

	2009				2008
			Cash Dividend				Cash Dividend
	Sales Price		Declared		Sales Price		Declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A	Class B

March 31	$38.67	$28.57	$0.45	$67.50	$52.39	$48.13	$0.44	$66.00
June 30	36.47	32.72	0.45	67.50	56.04	46.15	0.44	66.00
September 30	38.67	35.01	0.45	67.50	49.00	40.61	0.44	66.00
December 31	40.18	35.21	0.48	72.00	43.66	31.52	0.45	67.50

Total			$1.83	$274.50			$1.77	$265.50

Stock performance
The following graph depicts the cumulative total shareholder return (assuming reinvestment of dividends) for the periods indicated for our Class A common stock compared to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Property-Casualty Insurance Index:

	2004		2005	2006	2007	2008	2009

Erie Indemnity Company Class A common stock	$100	*	$104	$116	$107	$82	$89
Standard & Poor’s 500 Stock Index	100	*	105	121	128	81	102
Standard & Poor’s Property-Casualty Insurance Index	100	*	115	130	113	80	89

*	Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in our Class A common stock, Standard & Poor’s 500 Stock Index and Standard & Poor’s Property-Casualty Insurance Index.

Issuer Purchases of Equity Securities
A stock repurchase plan was authorized January 1, 2004 allowing us to repurchase up to $250 million of our outstanding Class A common stock through December 31, 2006. Our Board of Directors approved continuations of this stock repurchase program for an additional $250 million in February 2006, $100 million in September 2007, $100 million in April 2008, and again in May 2009 which authorized repurchases of $100 million through June 30, 2010. As of December 31, 2009, we have approximately $98 million available for the repurchase of securities under this publicly announced share repurchase plan. We may purchase the shares, from time-to-time, in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of our capital. Shares repurchased during 2009 totaled 91,420 at a total cost of $3.1 million. Cumulative shares repurchased under this plan since inception were 11.8 million at a total cost of $613.2 million. See Item 8. “Financial Statements and Supplementary Data — Note 13 of Notes to Consolidated Financial Statements” contained within this report for discussion of additional shares repurchased outside of this plan from the F. William Hirt Estate in 2007.

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
October 1 - 31, 2009	0	$0.00	0
November 1 - 30, 2009	0	0.00	0
December 1 - 31, 2009	49,220	38.57	49,220

Total	49,220		49,220	$98,100,000

Item 6. Selected Consolidated Financial Data

	ERIE INDEMNITY COMPANY
	Years Ended December 31,
(in thousands, except per share data)	2009		2008		2007		2006		2005
Operating data:
Operating revenue	$1,156,263		$1,137,231		$1,132,291		$1,133,982		$1,124,950
Operating expenses	968,145		951,397		930,454		934,204		900,731
Investment (loss) income — unaffiliated	(36,043)		(63,128)		107,331		99,021		115,237
Income before income taxes and equity in earnings of Erie Family Life Insurance	152,075		122,706		309,168		298,799		339,456
Net income	$108,490		$69,238		$212,945		$204,025		$231,104

Per share data:
Net income per Class A share — diluted	$1.89		$1.19		$3.43		$3.13		$3.34
Book value per share — Class A common and equivalent B shares	15.74		13.79		17.68		18.17	(5)	18.81
Dividends declared per Class A share	1.830		1.770		1.640		1.480		1.335
Dividends declared per Class B share	274.50		265.50		246.00		222.00		200.25

Financial position data:
Investments (1)	$1,051,934		$981,675		$1,277,781		$1,380,219		$1,452,431
Receivables due from the Exchange and affiliates	1,139,712		1,130,610		1,177,830		1,238,852		1,193,503
Total assets	2,666,517		2,613,386		2,878,623		3,039,361		3,101,261
Shareholders’ equity	901,977	(2)	791,875	(3)	1,051,279		1,161,848	(5)	1,278,602
Treasury stock	814,102		810,961		708,943		472,230		254,877
Cumulative number of shares repurchased at December 31,	17,086		16,995		14,939	(4)	10,448		6,438

(1)	Includes investment in Erie Family Life Insurance.

(2)	On April 1, 2009, we adopted the accounting guidance related to non-credit other-than-temporary impairments for our debt security portfolio. The net impact of the cumulative effect adjustment on April 1, 2009 increased retained earnings and reduced other comprehensive income by $6.7 million, net of tax, resulting in no effect on shareholder’s equity.

(3)	On January 1, 2008, we adopted the fair value option for our common stock portfolio. The net impact of the cumulative effect adjustment increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax, resulting in no effect on shareholder’s equity.

(4)	Includes 1.9 million shares of our Class A non-voting common stock from the F. William Hirt Estate separate from our stock repurchase program.

(5)	On December 31, 2006, shareholders’ equity decreased by $21.1 million, net of taxes, as a result of initially applying the recognition provisions for employers’ accounting for defined benefit pension and other postretirement plans.

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
Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not in the present or past tense and can generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “plan,” “project,” “seek,” “should,” “target,” “will,” and other expressions that indicate future trends and events. Forward-looking statements include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Examples of such statements are discussions relating to management fee revenue, cost of management operations, underwriting, premium and investment income volumes, and agency appointments. Such statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the risks and uncertainties that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements are the following:
•	factors affecting the property/casualty and life insurance industries generally, including price competition, legislative and regulatory developments;

•	government regulation of the insurance industry including approval of rate increases;

•	the size, frequency and severity of claims;

•	natural disasters;

•	exposure to environmental claims;

•	fluctuations in interest rates;

•	inflation and general business conditions;

•	the geographic concentration of our business as a result of being a regional company;

•	the accuracy of our pricing and loss reserving methodologies;

•	changes in driving habits;

•	our ability to maintain our business operations including our information technology system;

•	our dependence on the independent agency system;

•	the quality and liquidity of our investment portfolio;

•	our dependence on our relationship with Erie Insurance Exchange; and

•	the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report.
A forward-looking statement speaks only as of the date on which it is made and reflects the Company’s analysis only as of that date. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
OVERVIEW
We are a Pennsylvania business corporation that since 1925 has been the managing attorney-in-fact for the subscribers of the Erie Insurance Exchange (“Exchange”), a reciprocal insurer that writes property/casualty insurance. Our primary function is to perform certain services relating to sales, underwriting and issuance of policies on behalf of the Exchange. We earn a management fee from the Exchange for these services.
We have three operating segments: management operations, insurance operations and investment operations.
Management operations
Our earnings are driven primarily by the management fee revenue we collect from the Exchange that is based on the direct written premiums of the Property and Casualty Group and the management fee rate we charge. Because of this relationship, our income from management operations is directly impacted by the cyclical nature of the insurance industry. The property/casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity followed by periods of substantial price competition and excess capacity. The property/casualty insurance industry is in stable financial condition however, the economic recession has reduced premium and loss exposures affecting the financial performance of the industry. Industry premium exposures in both personal and commercial lines continued to be suppressed in 2009, with premium rates for personal lines showing some firming and most commercial lines still reflecting rate reductions.
Our management fee revenue reflected growth of 1.6% in 2009, as the direct written premiums of the Property and Casualty Group increased 1.6% compared to 2008. The Property and Casualty Group grew premiums in 2009 through increased new policies sold and stable policyholder retention. While modest price increases were implemented in 2009, they were offset by exposure reductions and changes in our mix of business which reduced our average premium per policy. We expect our pricing actions in 2010 to result in a net increase in direct written premiums, however, delayed economic recovery could adversely impact the average premium written of the Property and Casualty Group.
The management fee is calculated as a percentage, not to exceed 25%, of the direct written premiums of the Property and Casualty Group. The Board of Directors establishes the rate at least annually and considers such factors as relative financial strength of the Exchange and Company and projected revenue streams. Our Board set the 2010 rate at 25%, its maximum level.
Insurance underwriting operations
We generate revenues from our property/casualty insurance subsidiaries, which consist of our share of the pooled insurance business of the Property and Casualty Group. Members of the Property and Casualty Group participate in an intercompany reinsurance pooling agreement where all insurance business is pooled in the Exchange. Under the pooling agreement, the Exchange assumes 94.5% of the Property and Casualty Group’s underwriting results. Through the pool, our subsidiaries Erie Insurance Company and Erie Insurance Company of New York, currently assume 5.5% of the Property and Casualty Group’s underwriting results, providing a direct incentive for us to manage the insurance underwriting discipline as effectively as possible.
The property/casualty insurance business is driven by premium growth and the combined ratio. The Property and Casualty Group’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories. Expanding the size of our existing agency force of over 2,000 independent agencies will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. The Property and Casualty Group appointed 120 new agencies in 2009. We plan to appoint a similar number of agencies during 2010. The Property and Casualty Group focuses on insuring standard and preferred risks and adheres to a set of consistent underwriting standards. Nearly 50% of premiums are derived from personal auto, 20% from homeowners and 30% from commercial lines. The combined ratio, expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance industry. It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of policy acquisition and other underwriting expenses to premiums earned (expense ratio). When the combined ratio is less than 100%, underwriting results are generally considered profitable; when the combined ratio is greater than 100%, underwriting results are generally considered unprofitable. Factors affecting loss and loss expenses include the frequency and severity of losses, the nature and severity of catastrophic losses, the quality of risks underwritten and underlying claims and settlement expenses related to medical costs and litigation.
Both personal lines and commercial lines net written premiums are experiencing highly competitive market conditions with the recessionary economic conditions. A light catastrophe season for the industry, coupled with some recovery in the financial markets, indicate increasing industry surplus and underwriting capacity. Despite an increase in loss cost drivers as a result of an increasing frequency trend, the Property and Casualty Group has experienced lower losses, primarily due to a reduction in large claims. The Property and Casualty Group’s economically sensitive lines, such as workers compensation and commercial auto, experienced reduced exposures and reduced average premium per policy due to economic conditions.

Investment operations
We generate revenues from our fixed maturity, equity security and alternative investment portfolios. The portfolios are managed with a view toward maximizing after-tax yields and limiting credit risk, and management actively evaluates the portfolios for impairments. We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost and we conclude that the decline in fair value is other-than-temporary.
Our investment operations, while still showing overall losses driven primarily from our alternative investments, reflected the improvement experienced in the financial markets in the latter half of 2009. During 2009, we impaired $12.1 million of securities compared to $69.5 million in 2008. The decrease in our 2009 impairments included the change in impairment policy as a result of the new impairment guidance for debt securities effective for the second quarter of 2009. As a result, only debt securities that have a credit related issue, or we intend to sell, or more than likely will be required to sell, are now included as impairments recognized in earnings.
Unrealized gains (losses) on our investment portfolio showed improvements due to more favorable market conditions during 2009. Net unrealized gains on fixed maturities were $21.8 million at December 31, 2009, compared to $34.2 million in net unrealized losses at December 31, 2008. Net unrealized gains in equity securities were $2.9 million at December 31, 2009, compared to $4.7 million in unrealized losses at December 31, 2008. Our trading securities portfolio was similarly affected, with a net unrealized gain of $6.4 million at December 31, 2009, compared to $4.5 million of unrealized losses at December 31, 2008.
Our alternative investments were impacted by the weak financial market conditions in the fourth quarter of 2008 and the first three quarters of 2009. In particular, the downturn in the commercial real estate market had a significant impact on the portfolios of our real estate partnerships. Equity in losses of limited partnerships were $76.1 million in 2009 compared to gains of $5.7 million in 2008. The valuation adjustments in the limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag. As a result, the 2009 partnership earnings do not reflect the valuation changes from the fourth quarter of 2009.
Financial overview

	Years ended December 31,
		% Change		% Change
		2009 over		2008 over
(in thousands, except per share data)	2009	2008	2008	2007	2007

Income from management operations	$186,482	8.1%	$172,525	(2.6)%	$177,174
Underwriting income	1,636	(87.7)	13,309	(46.0)	24,663
Net (loss) revenue from investment operations	(30,450)	60.8	(77,755)	NM	110,464

Income before income taxes	157,668	45.9	108,079	(65.4)	312,301
Provision for income taxes	49,178	26.6	38,841	(60.9)	99,356

Net income	$108,490	56.7	$69,238	(67.5)	$212,945

Net income per share—diluted	$1.89	58.3%	$1.19	(65.2)%	$3.43

NM = not meaningful
Key points
•	Increase in net income per share-diluted in 2009 was impacted by improved performance in our investment operations overall as the financial markets showed signs of recovery in 2009 compared to 2008.

•	Gross margins from management operations increased to 18.7% in 2009 from 17.6% in 2008.

•	GAAP combined ratios of the insurance underwriting operations increased to 99.2 in 2009 from 93.6 in 2008. Favorable development of prior accident year loss reserves improved the combined ratio by 2.4 points and 5.0 points in 2009 and 2008, respectively.
Management operations
•	Management fee revenue increased 1.6% and 0.3% in 2009 and 2008, respectively. The two components of management fee revenue are the management fee rate we charge, and the direct written premiums of the Property and Casualty Group. The management fee rate was 25% for both 2009 and 2008. The direct written premiums of the Property and Casualty Group were $3.9 billion in 2009 compared to $3.8 billion in 2008.

•	In 2009, the direct written premiums of the Property and Casualty Group increased 1.6% compared to 0.4% in 2008. Policies in force grew 3.5% in 2009, compared to 2.9% in 2008. The growth in policies in force for both years is the result of continuing strong policyholder retention rates and increased new policies sold. Reductions in the average premium per policy were 1.9% in 2009 compared to 2.5% in 2008. While modest rate increases were implemented in 2009, these were offset by exposure reductions and changes in our mix of business, which resulted in a slight decrease in our average premium per policy in 2009. Rate reductions implemented by the Property and Casualty Group were the primary driver of the reduction in the average premium per policy in 2008.

•	The cost of management operations increased 0.5%, or $3.9 million, to $813.4 million in 2009, primarily due to an increase in non-commission expenses:
•	Commissions — Total commission costs decreased 0.3%, or $1.6 million, to $552.4 million in 2009 driven by a decrease in agent bonuses as a result of a reduction in the profitability component of the award. Offsetting this reduction were increases in normal scheduled rate commissions and other promotional incentives.

•	Total costs other than commissions — All other non-commission expense increased 2.1%, to $261.1 million in 2009. Personnel costs increased primarily due to higher pension benefit costs and increased management incentive plan expense. Increased salaries and wages were offset by the capitalization of internal labor costs related to various technology initiatives. Survey and underwriting costs rose due to increased application activity. Other operating cost increases were driven by contract labor costs related to various technology initiatives.
Insurance underwriting operations
•	Contributing to underwriting income of $1.6 million and a GAAP combined ratio of 99.2 in 2009, compared to income of $13.3 million and a GAAP combined ratio of 93.6 in 2008, were the following factors:
•	current accident year loss and loss expense ratio, excluding catastrophe losses, was 0.7 points higher than 2008;

•	favorable development of prior accident year loss reserves of 2.4 points, or $5.1 million, in 2009 compared to 5.0 points, or $10.3 million, of favorable development in 2008;

•	catastrophe losses contributed 3.4 points to the GAAP combined ratio in both 2009 and 2008; and

•	our share of the Property and Casualty Group’s write-off of assumed involuntary reinsurance premium contributed 1.3 points to our 2009 GAAP combined ratio.
Investment operations
•	Net realized gains on investments totaled $10.4 million in 2009 compared to realized losses of $43.5 million in 2008. Our common stock trading portfolio contributed $10.9 million in valuation adjustment gains to the 2009 results and $21.7 million in valuation adjustment losses to the 2008 results.

•	Impairment charges decreased significantly totaling $12.1 million in 2009 compared to $69.5 million in 2008.

•	Equity in losses of limited partnerships in 2009 of $76.1 million compared to earnings of $5.7 million in 2008 as a result of fair value declines primarily in real estate limited partnerships.

•	Equity in earnings of EFL was $5.6 million in 2009 compared to losses of $14.6 million in 2008 driven by lower impairment charges of $22.9 million in 2009 compared to $83.5 million in 2008.
The topics addressed in this overview are discussed in more detail in the sections that follow.

Reconciliation of operating income to net income
We believe that investors’ understanding of our performance is enhanced by the disclosure of the following non-GAAP financial measure. Our method of calculating this measure may differ from those used by other companies and therefore comparability may be limited.
Operating income is net income excluding realized capital gains and losses, impairment losses and related federal income taxes. We elected the fair value measurement option for our common stock portfolio effective January 1, 2008. As such, changes in value related to common stocks are reported in earnings. These unrealized gains or losses are included in the net realized gains/losses on investments in our Consolidated Statements of Operations that is used to calculate operating income. Equity in earnings or losses of EFL and equity in earnings or losses of limited partnerships are not excluded from the calculation of operating income. Equity in earnings or losses of limited partnerships includes the respective investment’s realized capital gains and losses, as well as unrealized gains and losses.
Net income is the generally accepted accounting principle (GAAP) measure that is most directly comparable to operating income.
We use operating income to evaluate the results of operations. It reveals trends in our management services, insurance underwriting and investment operations that may be obscured by the net effects of realized capital gains and losses including impairment losses. Realized capital gains and losses including impairment losses, may vary significantly between periods and are generally driven by business decisions and economic developments such as capital market conditions, the timing of which is unrelated to our management services and insurance underwriting processes. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. We are aware that the price to earnings multiple commonly used by investors as a forward-looking valuation technique uses operating income as the denominator. Operating income should not be considered as a substitute for net income and does not reflect our overall profitability.
The following table reconciles operating income and net income for the periods ended December 31:

		% Change		% Change
		2009 over		2008 over
(in thousands, except per share data)	2009	2008	2008	2007	2007

Operating income	$109,571	(23.2)%	$142,700	(34.0)%	$216,320

Net realized losses and impairments on investments	(1,663)	NM	(113,019)	NM	(5,192)
Income tax benefit	582	NM	39,557	NM	1,817

Realized losses and impairments, net of income taxes	(1,081)	NM	(73,462)	NM	(3,375)

Net income	$108,490	56.7%	$69,238	(67.5)%	$212,945

Per Class A share-diluted:

Operating income	$1.91	(22.3)%	$2.46	(29.4)%	$3.48

Net realized losses and impairments on investments	(0.03)	NM	(1.95)	NM	(0.08)
Income tax benefit	0.01	NM	0.68	NM	0.03

Realized losses and impairments, net of income taxes	(0.02)	NM	(1.27)	NM	(0.05)

Net income	$1.89	58.3%	$1.19	(65.2)%	$3.43

NM =	not meaningful
The decrease in operating income was primarily the result of equity in losses of limited partnerships of $76.1 million in 2009 compared to earnings of $5.7 million in 2008.
CRITICAL ACCOUNTING ESTIMATES
The consolidated financial statements include amounts based on estimates and assumptions that have a significant effect on reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Management considers an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) different estimates that could have been used, or changes in the estimate that are likely to occur from period-to-period, could have a material impact on our consolidated statements of operations or financial position.

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
For purposes of determining whether the market is active or inactive, the classification of a financial instrument was based on the following definitions:
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
All assets carried at fair value are classified and disclosed in one of the following three categories:
•	Level 1 — Quoted prices for identical instruments in active markets not subject to adjustments or discounts.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Instruments whose significant value drivers are unobservable and reflect management’s estimate of fair value based on assumptions used by market participants in an orderly transaction as of the valuation date.
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
For debt securities in which we do not expect full recovery of amortized cost, the security is deemed to be credit-impaired. Credit-related impairments and impairments on securities we intend to sell or more likely than not will be required to sell are recorded in the Consolidated Statements of Operations. It is our intention to sell all debt securities with credit impairments. For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors.
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter 2009. We expect additional deterioration, primarily from our real estate partnerships, to be reflected in the general partners’ year end financial statements, which we will receive in 2010. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. Our limited partnership holdings are considered investment companies where the general partners record assets at fair value. Several factors are to be considered in determining whether an entity is an investment company. Among these factors are a large number of investors, low level of individual ownership and passive ownership that indicate the entity is an investment company.
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
We perform various procedures in review of the general partners’ valuations, and while we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments of the partnership investments where appropriate. As there is no ready market for these investments, they have the greatest potential for variability. We survey each of the general partners quarterly about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund’s quarterly and annual financial statements. Based on that information from the general partner, we consider whether additional disclosure is warranted.
Property/casualty insurance liabilities
Reserves for property/casualty insurance unpaid losses and loss expenses reflect our best estimate of future amounts needed to pay losses and related expenses with respect to insured events. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported. They also include estimates of all future payments associated with processing and settling these claims. Reported losses represent cumulative loss and loss expenses paid plus case reserves for outstanding reported claims. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claims. Incurred but not reported reserves represent the difference between the actual reported loss and loss expenses and the estimated ultimate cost of all claims.
The process of estimating the liability for property/casualty unpaid loss and loss expense reserves is complex and involves a variety of actuarial techniques. This estimation process is based largely on the assumption that past development trends are an appropriate indicator of future events. Reserve estimates are based on our assessment of known facts and circumstances, review of historical settlement patterns, estimates of trends in claims frequency and severity, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by 1) internal factors, including changes in claims handling procedures and changes in the quality of risk selection in the underwriting process, and 2) external events, such as economic inflation, regulatory and legislative changes. Due to the inherent complexity of the assumptions used, final loss settlements may vary significantly from the current estimates, particularly when those settlements may not occur until well into the future.
Our actuaries review reserve estimates for both current and prior accident years using the most current claim data, on a quarterly basis, for all direct reserves except the reserves for the pre-1986 automobile massive injury claims and the workers compensation massive injury claims which are reviewed semi-annually. These massive injury reserves are reviewed semi-annually because of the relatively low number of cases and the long-term nature of these claims. For reserves that are reviewed semi-annually, our actuaries monitor the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change, or if necessary, perform a reserve review to determine whether the reserve estimate should change. Significant changes to the factors discussed above, which are either known or reasonably projected through analysis of internal and external data, are quantified in the reserve estimates each quarter.
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
We also perform analyses to evaluate the adequacy of past reserve levels. Using subsequent information, we perform retrospective reserve analyses to test whether previously established estimates for reserves were reasonable. Our 2009 retrospective reserve analysis indicated the Property and Casualty Group’s December 31, 2008 direct reserves, excluding salvage and subrogation recoveries, had an estimated redundancy of approximately $22 million, which was 0.6% of reserves at December 31, 2008. Our 5.5% share of this favorable development was $1.2 million.
•	Workers compensation reserves were reduced in 2009 by the settlement of eight massive injury workers compensation claims related to the 2003 accident year. In 2009, the mortality assumptions used for massive injury workers compensation claims was changed to a 100% weighting of the disabled pensioner mortality table and gender specific mortality tables were used. In 2008, our mortality assumption gave 75% weighting to our own experience and 25% weighting to the disabled pensioner mortality table. Additionally, the workers compensation discount on reserves increased in 2009 as a result of segregating massive injury workers compensation claims, which have longer payout patterns, from other workers compensation claims in the discount calculation. The Property and Casualty Group’s workers compensation reserves were $655.4 million and $788.6 million at December 31, 2009 and 2008, respectively.

•	Reserves on pre-1986 automobile massive injury reserves were increased $32.6 million in 2009. In 2009, the mortality assumptions used for pre-1986 automobile massive injury claims was changed to a 100% weighting of the disabled pensioner mortality table and gender specific mortality tables were used. The Property and Casualty Group had pre-1986 automobile massive injury reserves of $297.9 million at December 31, 2009 and $265.1 million at December 31, 2008, which are net of $165.4 million and $153.9 million of anticipated reinsurance recoverables for 2009 and 2008, respectively.

In 2008 and 2007, the Property and Casualty Group’s direct reserves had an estimated redundancy at December 31 of $122.0 million, or 3.5% of reserves, and $200.6 million, or 5.6% of reserves, respectively. In 2008, the Property and Casualty Group reduced automobile bodily injury and uninsured/underinsured motorist (UM/UIM) reserves by approximately $75 million primarily due to improved frequency trends. The pre-1986 automobile massive injury claims were reduced approximately $30 million in 2008 driven by lower than expected future attendant care costs. In 2007, the favorable frequency and severity trends in automobile BI and UM/UIM that began in 2006 became more fully developed.
The Property and Casualty Group’s coverage with the greatest potential for variation are the massive injury reserves. The automobile no-fault law in Pennsylvania before 1986 and workers compensation policies provide for unlimited medical benefits. The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends. Workers compensation massive injury claims have been segregated from the total population of workers compensation claims. Because the coverage related to the automobile no-fault and workers compensation claims is unique and the number of claims is about 120, the previously discussed methods are not used; rather ultimate losses are estimated on a claim-by-claim basis. An annual payment assumption is made for each of these claimants who sustained massive injuries and then projected into the future based upon a particular assumption of the future inflation rate, including medical inflation and life expectancy of the claimant. The most significant variable in estimating this liability is medical cost inflation. Changes were also made in 2009 to mortality assumptions and the discount calculation.
•	Our medical inflation rate assumption in setting this reserve for 2009 is an 8% annual increase grading down 0.5% per year to an ultimate rate of 5%. Our medical inflation rate assumption in setting this reserve for 2008 was a 9% annual increase grading down 1% after the first year, then grading down 0.5% per year to an ultimate rate of 5%. The Property and Casualty Group massive injury reserves were reduced $25.6 million as a result of this change. Our share of this reserve change was $1.4 million.

•	The mortality rate assumption in 2009 gives 100% weighting to the disabled pensioner mortality table by gender. In 2008, our mortality rate assumption gave 75% weighting to our own mortality experience and 25% weighting to the male-female combined disabled pensioner mortality table. We believe weighting the mortality assumption to incorporate the disabled pensioner mortality table by gender, which more appropriately weighs male and female life expectancies, is reasonable in estimating our ultimate liability for these claims. Actual experience, different than that assumed, could have a significant impact on the reserve estimate. The Property and Casualty Group massive injury reserves increased $73.3 million as a result of this change. Our share of this reserve change was $4.0 million.

•	Loss reserves are set at full expected cost, except for workers compensation loss reserves, which are discounted on a nontabular basis using an interest rate of 2.5% based upon the Property and Casualty Group’s historical workers compensation payout patterns. In 2009, we changed our workers compensation discounting method to segregate the workers compensation massive injury claims that have longer payout patterns in the discount calculation from the non-massive injury workers compensation claims. The Property and Casualty Group workers compensation reserves were reduced by $45.1 million related to this change. Our share of this change was $2.5 million.
At December 31, 2009, the reserve carried by the Property and Casualty Group for the pre-1986 automobile massive injury liabilities, which is our best estimate of this liability at this time, was $297.9 million, which is net of $165.4 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net automobile massive injury liability reserve is $16.4 million at December 31, 2009. Each 100-basis point change in the medical cost inflation assumption would result in a change in net liability for us of $3.5 million. At December 31, 2009, the reserve carried by the Property and Casualty Group for workers compensation massive injury reserves, which is our best estimate of this liability at this time, was $129.8 million, which is net of $13.5 million of anticipated reinsurance recoverables. Our property/casualty insurance subsidiaries’ share of the workers compensation massive injury reserves is $7.1 million at December 31, 2009. Each 100-basis point change in the medical cost inflation assumption would result in a change in net liability for us of $1.4 million.

Retirement benefit plans
Our pension plan for employees is the largest and only funded defined benefit plan we offer. Our pension and other retirement benefit obligations are developed from actuarial estimates. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the discount rates and expected rates of return on plan assets. We review these assumptions annually and modify them considering historical experience, current market conditions, including changes in investment returns and interest rates, and expected future trends.
Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the prevailing market rate of a portfolio of high-quality fixed-income debt instruments with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. In determining the discount rate, we performed a bond-matching study. The study developed a portfolio of non-callable bonds rated AA- or higher with at least $25 million outstanding at December 31, 2009. These bonds had maturities primarily between zero and twenty-six years. For years beyond year twenty-seven, there were no appropriate bonds maturing. In these instances, the study estimated the appropriate bond by assuming that there would be bonds available with the same characteristics as the available bond maturing in the immediately preceding year. Outlier bonds were excluded from the study. The cash flows from the bonds were matched against our projected benefit payments in the pension plan, which have a duration of about 18 years. This bond-matching study supported the selection of a 6.11% discount rate for the 2010 pension expense. The 2009 expense was based on a discount rate assumption of 6.06%. A change of 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $2.1 million impact on net pension and other retirement benefit costs in 2010, before consideration of expense allocation to affiliates.
Unrecognized actuarial gains and losses are being recognized over a 15-year period, which represents the expected remaining service period of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized gains and losses are recorded in the pension plan obligation on the Statements of Financial Position and Accumulated Other Comprehensive Income. These amounts are systematically recognized to future net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense.
The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The expected long-term rate of return is less susceptible to annual revisions, as there are typically not significant changes in the asset mix. The long-term rate of return is derived from expected future returns for each asset category based on applicable indices and their historical relationships under various market conditions. These expected future returns are then weighed based on our target asset allocation percentages for each asset category. A reasonably possible change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $0.8 million impact on net pension benefit cost before consideration of reimbursement from affiliates.
We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period. The component of the actuarial gain generated during 2009 that related to the actual investment return being different from assumed during the prior year was $27.3 million. Recognition of this gain will be deferred over a four year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains will be amortized over a period of 15 years, which is the remaining service period of the employee group.
The actuarial assumptions used by us in determining our pension and retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations or cash flows.

NEW ACCOUNTING STANDARDS
In June 2009, the FASB amended the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (VIE) by requiring a qualitative analysis to determine if an enterprise’s variable interest gives it a controlling financial interest. A primary beneficiary is expected to be identified through qualitative analysis, which looks at the power to direct activities of the VIE, including its economic performance and the right to receive benefits from the VIE that are significant. This guidance is effective for fiscal years that begin after November 15, 2009. Under the current quantitative analysis, although we hold a variable interest in it, we are not deemed to be the primary beneficiary of the Exchange, and the Exchange’s financial statements are not consolidated with ours. Under the new guidance we will be deemed to have a controlling financial interest in the Exchange, by virtue of our attorney-in-fact relationship with the Exchange, and consolidation of the Exchange in our financial statements will be required effective for our first quarter 2010 financial statements. This will require that the Exchange’s financial statements, which are currently prepared only in accordance with statutory accounting principles, be prepared in accordance with GAAP. Given the materiality of the Exchange’s operations, consolidating the Exchange’s financial statements with the Company’s will materially change our reporting entity’s assets, liabilities, revenues, expenses, related footnote disclosures and the overall presentation of management’s discussion and analysis. The Exchange’s equity will be shown as noncontrolling interests in such consolidated statements. Erie Indemnity Company’s net income and equity will be unchanged by this presentation.
RESULTS OF OPERATIONS
MANAGEMENT OPERATIONS

		Years ended December 31,
		% Change		% Change
		2009		2008
(in thousands)	2009	over 2008	2008	over 2007	2007

Management fee revenue	$965,110	1.6%	$949,775	0.3%	$947,023
Service agreement revenue	34,783	7.7	32,298	8.6	29,748

Total revenue from management operations	999,893	1.8	982,073	0.5	976,771
Cost of management operations	813,411	0.5	809,548	1.2	799,597

Income from management operations	$186,482	8.1%	$172,525	(2.6)%	$177,174

Gross margin	18.7%		17.6%		18.1%

Key points
•	The management fee rate was 25% in 2009 and 2008.

•	Direct written premiums of the Property and Casualty Group increased 1.6% in 2009.

•	Year-over-year policies in force increased 3.5% to 4,144,004 in 2009, compared to 4,002,209 in 2008.

•	Year-over-year average premium per policy declined 1.9% to $932 in 2009 from $949 in 2008.

•	Costs of management operations increased 0.5%. Commission costs decreased 0.3%, while non-commission expense increased 2.1%, driven by higher personnel, survey and underwriting costs and other operating costs in 2009 compared to 2008.

Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group, shown by major line of business, and the calculation of our management fee revenue.

		Years ended December 31,
		% Change		% Change
		2009		2008
(in thousands)	2009	over 2008	2008	over 2007	2007

Private passenger auto	$1,865,508	2.2%	$1,826,143	1.3%	$1,802,603
Homeowners	792,688	6.6	743,325	1.4	732,883
Commercial multi-peril	440,552	1.1	435,767	0.0	435,630
Commercial auto	301,006	(3.2)	311,090	(1.5)	315,851
Workers compensation	248,114	(11.6)	280,743	(8.4)	306,563
All other lines of business	212,971	5.0	202,833	6.0	191,361

Property and Casualty Group direct written premiums	$3,860,839	1.6%	$3,799,901	0.4%	$3,784,891
Management fee rate	25.00%		25.00%		25.00%

Management fee revenue, gross	$965,210	1.6%	$949,975	0.4%	$946,223
Change in allowance for management fee returned on cancelled policies(1)	(100)	NM	(200)	NM	800

Management fee revenue, net of allowance	$965,110	1.6%	$949,775	0.3%	$947,023

NM =	not meaningful

(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee rate
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. Changes in the management fee rate can affect our revenue and net income significantly. The management fee rate was set at 25%, the maximum rate, for both 2009 and 2008. The management fee rate for 2010 has again been set at the maximum rate of 25% by our Board of Directors.
Estimated allowance
Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an allowance for management fees returned on mid-term policy cancellations that recognizes the management fee anticipated to be returned to the Exchange based on historical mid-term cancellation experience. In 2009, although the mid-term cancellations of policies for the Property and Casualty Group continued to trend downward, a slight increase in the unearned premium reserve in 2009, as in 2008, resulted in an increase in the allowance for management fees returned on cancelled policies. Our cash flows are unaffected by the recording of this allowance.
Direct written premiums of the Property and Casualty Group
Direct written premiums of the Property and Casualty Group increased 1.6% to nearly $3.9 billion in 2009, compared to nearly $3.8 billion in 2008, due to an increase in policies in force offset by reductions in average premium. Total year-over-year policies in force increased by 3.5% as the result of continuing strong policyholder retention rates and increased new policies sold. The year-over-year average premium per policy for all lines of business declined 1.9% in 2009, the impact of which was seen primarily in the commercial lines renewal premiums.
Premiums generated from new business increased 5.0% in 2009 from 2008, which was 2.9% greater than 2007. Underlying the trend in new business premiums was an increase in new business policies in force of 7.7% in 2009 compared to 3.1% in 2008, offset by a decline in the year-over-year average premium per policy on new business of 2.5% in 2009 and 0.2% in 2008.
Premiums generated from renewal business increased 1.2% to just over $3.4 billion in 2009 compared to 2008, which was 0.1% more than in 2007. Renewal policies in force increased 3.0% in 2009 compared to a 2.9% increase in 2008. The year-over-year average premium per policy on renewal business decreased 1.7% in 2009 from 2008, which was 2.7% less than 2007. The Property and Casualty Group’s year-over-year policy retention ratio was 90.6% in both 2009 and 2008, which was up from 90.2% in 2007.

The Property and Casualty Group implemented modest rate increases in 2009 in order to meet lost cost expectations, whereas rate reductions were taken in 2008 and 2007 to be more price-competitive for potential new policyholders and to improve retention of existing policyholders. Our modest rate increases in 2009 were offset by exposure reductions and changes in our mix of business which resulted in a slight decrease in our average premium per policy in 2009. We continuously evaluate our pricing actions and currently, rate increases are planned for 2010.
The Property and Casualty Group writes only one-year policies. Consequently, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized fully in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the decreased or increased premiums in full. As a result, certain rate actions approved in 2008 were reflected in 2009, and certain rate actions in 2009 will be reflected in 2010.
Personal lines — Total personal lines premiums written increased 3.7% to nearly $2.8 billion in 2009, compared to nearly $2.7 billion in 2008. Total personal lines policies in force increased 3.7% in 2009 and total personal lines year-over-year average premium per policy increased 0.1%.
The Property and Casualty Group’s personal lines new business premiums written increased 9.1% in 2009 compared to 2008, which was 2.5% greater than 2007. Personal lines new business policies in force increased 8.6% in 2009 from 2008, which was 3.3% higher than 2007. The year-over-year average premium per policy on personal lines new business increased 0.4% from 2008, which was 0.7% less than 2007.
•	Private passenger auto new business premiums written increased 8.2% in 2009 driven by an 8.7% increase in new business policies in force in 2009 compared to 2008. An incentive program for private passenger auto has been in place since July 2006 to stimulate policy growth and has contributed to the increase in new business policies in force. The new business year-over-year average premium per policy for private passenger auto decreased 0.4% in 2009 from 2008. In 2008, the private passenger auto new business premiums written increased 5.3% compared to 2007 as new policies in force increased 7.3%, while the average premium per policy declined 1.8%.
Renewal premiums written on personal lines increased 3.2% in 2009 compared to an increase of 1.6% in 2008. The 2009 increase in renewal premiums was driven by a slight increase in average premium per policy and improving policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business increased 0.1% in 2009, compared to a decrease of 1.3% in 2008. The year-over-year policy retention ratio for personal lines improved to 91.5% in 2009, from 91.4% in 2008 and 90.8% in 2007.
•	Private passenger auto renewal business premiums written increased 1.6% in 2009 from 2008. The private passenger auto year-over-year policy retention ratio was 91.9%, 91.8% and 91.5% in 2009, 2008 and 2007, respectively. Driving a 6.1% increase in homeowners renewal premiums written in 2009 compared to 2008 was an increase in year-over-year policyholder retention ratio to 91.2% in 2009, compared to 91.1% and 90.3% in 2008 and 2007, respectively.
Commercial lines — Total commercial lines premiums written decreased 3.6% to almost $1.1 billion in 2009, compared to just over $1.1 billion in 2008. Total commercial lines policies in force increased 2.7% while the total commercial lines year-over-year average premium per policy decreased 6.1%.
Commercial lines new business premiums written decreased 2.5% in 2009 from 2008, which had increased 3.9% from 2007. The year-over-year average premium per policy on commercial lines new business decreased 6.0% from 2008, which had increased 1.3% from 2007. Commercial lines new business policies in force increased 3.7% in 2009 from 2008, which was up 2.6% from 2007. The decrease in commercial lines new business year-over-year average premium per policy was driven by reductions in exposure as a result of continued economic pressures on commercial customers. In 2008, the factors contributing to the increase in new commercial lines premiums written included more proactive communications between us and our commercial agents, continued refinement and enhancements to our quote processing systems and our use of more refined pricing based on predictive modeling, all of which were initiated in 2007.

Renewal premiums for commercial lines decreased 3.8% in 2009 from 2008, which was 3.4% less than 2007. Renewal policies in force increased 2.5% in 2009 compared to 3.1% in 2008. The year-over-year average premium per policy on commercial lines renewal business declined 6.1% in 2009 compared to 6.3% in 2008, due primarily to the workers compensation and commercial auto lines of business. The workers compensation and commercial auto year-over-year average premium per policy decreased 14.4% and 4.2%, respectively, in 2009. Contributing to the workers compensation lower average premium per policy were shifts in the mix of our book of business and lower exposures driven by reductions in payroll levels. The commercial auto average premium per policy decrease was driven by shifts in the mix of our book of business and fewer insured vehicles. In 2008, the 3.4% decrease in renewal premiums for commercial lines was reflective of the impact of rate reductions and changes in the mix of business. The year-over-year policy retention ratio for commercial lines was 84.9%, 85.3% and 85.7% in 2009, 2008 and 2007, respectively.
Future trends—premium revenue — We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as existing and new agents build up their book of business with the Property and Casualty Group. In 2009, we appointed 120 new agencies and had a total of 2,054 agencies as of December 31, 2009. We will continue to appoint a similar number of new agencies in 2010. We expect our pricing actions to result in a net increase in direct written premium in 2010, however, exposure reductions and changes in our mix of business could impact the average premium written by the Property and Casualty Group as customers may continue to reduce coverages.
Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees. The service charges are fixed dollar amounts per billed installment. Service agreement revenue totaled $34.8 million, $32.3 million and $29.7 million in 2009, 2008 and 2007, respectively. Service agreement revenue increased by $5.8 million in 2009 and $2.9 million in 2008 due to the implementation of late payment and policy reinstatement fees that became effective in March 2008. These increases were offset somewhat by continued shifts to the no-fee, single payment plan driven by a discount in pricing offered for paid-in-full policies as well as consumers’ desire to not incur service charges.
Cost of management operations

	Years ended December 31,
		% Change 2009		% Change 2008
(in thousands)	2009	over 2008	2008	over 2007	2007

Commissions	$552,351	(0.3)%	$553,958	(0.6)%	$557,359

Personnel costs	145,563	0.9	144,281	3.8	138,948
Survey and underwriting costs	26,785	12.3	23,841	0.6	23,710
Sales and policy issuance costs	27,996	(2.3)	28,665	27.1	22,556
All other operating costs	60,716	3.3	58,803	3.1	57,024

Non-commission expense	261,060	2.1	255,590	5.5	242,238

Total cost of management operations	$813,411	0.5%	$809,548	1.2%	$799,597

Key points
•	Commissions in 2009 decreased 0.3% as a result of a $12.7 million decrease in the estimate for agent bonuses, offset by a $11.1 million increase in scheduled rate commissions.

•	Personnel costs were impacted by increases in employee benefit costs, management incentive plan expenses and regular salaries and wages. Offsetting these increases were capitalized labor costs related to technology initiatives.

•	Survey and underwriting costs increased $2.9 million as a result of an increase in application activity that resulted in additional underwriting costs.

•	All other operating costs increased $1.9 million primarily as a result of increased contract labor costs related to various technology initiatives.

Commissions
Commissions to independent agents, which are the largest component of the cost of management operations, include scheduled commissions earned by independent agents on premiums written, accelerated commissions and agent bonuses and are outlined in the following table:

	Years ended December 31,
(in thousands)	2009	2008	2007

Scheduled rate commissions	$467,821	$456,711	$451,987
Accelerated rate commissions	3,799	4,326	2,880
Agent bonuses	68,508	81,227	95,854
Promotional incentives and other bonuses	12,223	11,694	6,638

Total commissions	$552,351	$553,958	$557,359

Scheduled and accelerated rate commissions — Scheduled rate commissions were impacted by a 1.6% increase in the direct written premiums of the Property and Casualty Group in 2009. Also, commission rates were increased for certain commercial lines new business premiums effective in July 2008, which added $2.1 million to 2009 scheduled rate commissions. In 2008, these commercial rate increases added $1.5 million to scheduled rate commissions. Also in 2008, an increase in workers compensation commission rates, which became effective in the latter half of 2007 in certain states, added $2.8 million of commission expense.
Accelerated rate commissions are offered under specific circumstances to certain newly-recruited agencies for their initial three years of operation. Accelerated rate commissions decreased in 2009 as existing accelerated commission contracts are expiring. This is reflective of the fact that although new agency appointments continue, the number of such appointments has been declining. We appointed 120 new agencies in 2009, 156 in 2008 and 214 in 2007.
Agent bonuses — Agent bonuses are based on an individual agency’s property/casualty underwriting profitability over a three-year period. There is also a growth component to the bonus, paid only if the agency is profitable. The estimate for the bonus is modeled on a monthly basis using the two prior years’ actual underwriting data by agency combined with the current year-to-date actual data. Agent bonuses decreased $12.7 million in 2009 as our estimate of the profitability component of the bonus decreased when factoring in the most recent year’s underwriting data. The agent bonus award is estimated at $67.6 million for 2009. The $14.6 million decrease in 2008 compared to 2007 also reflected the profitability component of the bonus decreasing when factoring in the most recent year’s underwriting data.
Promotional incentives and other bonuses — In July 2006, an incentive program was implemented that paid a bonus to agents for each qualifying new private passenger auto policy issued to stimulate growth. A tiered payout structure was introduced for this bonus effective in June 2008. This tiered bonus structure resulted in additional commission expense of $4.7 million in 2009 and $3.2 million in 2008. This bonus structure ended on January 31, 2010. A new commission structure became effective February 1, 2010 which will increase commissions for qualifying new private passenger auto policies.
Other costs of management operations
Personnel costs, the second largest component in the cost of management operations, increased 0.9%, or $1.3 million, in 2009. Employee benefit costs increased $3.3 million, primarily driven by higher pension benefit costs due to the change in the discount rate assumption used to calculate the pension expense to 6.06% in 2009 from 6.62% in 2008. Expense for management incentive plans increased $2.0 million, resulting from an increase in the estimate of the plan payouts. Salaries and wages were impacted by a $1.1 million increase due to higher average pay rates offset by the capitalization of $2.5 million of labor costs related to our technology initiatives. Also, 2008 included $2.9 million of executive severance costs and other compensation expense.
Survey and underwriting costs increased $2.9 million in 2009. A 7.5% increase in submitted applications for potential policyholders contributed to higher underwriting costs. All other operating costs increased 3.3%, or $1.9 million, in 2009 driven by a $2.7 million increase primarily in contract labor costs related to various technology initiatives. This increase is net of $5.7 million of capitalized contract labor costs.

Future trends—cost of management operations — The cost structure and competitive position of the Property and Casualty Group is based on many factors including price considerations, service levels, ease of doing business, product features and billing arrangements. Pricing of Property and Casualty Group policies is directly affected by the cost structure of the Property and Casualty Group and the underlying costs of sales, underwriting activities, policy issuance activities and billing arrangements performed by us for the Property and Casualty Group. Management’s objective is to better align our growth in costs to our growth in premium over the long-term. We will continue our various information technology initiatives aimed at improving our operating performance in 2010 and beyond.
INSURANCE UNDERWRITING OPERATIONS

	Years ended December 31,
		% Change 2009		% Change 2008
(in thousands)	2009	over 2008	2008	over 2007	2007

Premiums earned	$209,457	1.0%	$207,407	(0.1)%	$207,562

Losses and loss expenses incurred	145,452	6.0	137,167	9.0	125,903
Policy acquisition and other underwriting expenses	62,369	9.6	56,931	(0.1)	56,996

Total losses and expenses	207,821	7.1	194,098	6.1	182,899

Underwriting income	$1,636	(87.7)%	$13,309	(46.0)%	$24,663

NM = not meaningful
Key points
•	The loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 68.4% in 2009, which was 0.7 points higher than the 67.7% in 2008.

•	Development of prior accident year loss reserves improved the GAAP combined ratio by 2.4 points, or $5.1 million, in 2009 compared to 5.0 points, or $10.3 million, in 2008.

•	Catastrophe losses contributed 3.4 points to the GAAP combined ratio in both 2009 and 2008.

•	In 2009, the Property and Casualty Group’s underwriting income was reduced by a net $50.5 million related to the write-off of assumed involuntary reinsurance premium related to the North Carolina Beach and Coastal Plans deemed uncollectible as a result of recent state legislation. Our $2.8 million share of this write off is reflected in policy acquisition and other underwriting expense and contributed 1.3 points to our 2009 GAAP combined ratio.

Profitability measures

	Years ended December 31,
	2009	2008	2007

Erie Indemnity Company GAAP loss and LAE ratio(1)	69.4	66.1	60.7
Erie Indemnity Company GAAP combined ratio(2)	99.2	93.6	88.1
P&C Group statutory combined ratio	96.9	93.3	87.7
P&C Group adjusted statutory combined ratio(3)	92.9	89.6	83.8
Direct business—(statutory basis):
Personal lines adjusted statutory combined ratio	98.0 (4)	88.3 (4)	83.9
Commercial lines adjusted statutory combined ratio	82.2 (5)	94.2 (5)	84.7

Prior accident year reserve development—redundancy	(0.6)	(3.2)	(5.3)
Prior year salvage and subrogation recoveries collected	(1.9)	(1.8)	(1.7)

Total loss ratio points from prior accident years	(2.5)	(5.0)	(7.0)

(1)	The GAAP loss and LAE ratio, expressed as a percentage, is the ratio of losses and loss expenses incurred to earned premiums for our property/casualty insurance subsidiaries.

(2)	The GAAP combined ratio, expressed as a percentage, is the ratio of losses, loss expenses, acquisition and other underwriting expenses incurred to earned premiums for our property/casualty insurance subsidiaries. Our GAAP combined ratios are different than the results of the Property and Casualty Group due to certain GAAP adjustments.

(3)	The adjusted statutory combined ratio removes the profit margin on the management fee we earn from the Property and Casualty Group.

(4)	The personal lines adjusted statutory combined ratio increase in 2009 over 2008 was primarily impacted by reserve increases resulting from assumption changes and increasing frequency trends. In 2008, favorable development on prior accident year loss reserves was experienced on automobile bodily injury and uninsured/underinsured motorist bodily injury.

(5)	The commercial lines adjusted statutory combined ratio decrease in 2009 over 2008 is primarily due to reserve decreases resulting from assumption changes combined with the settlement of eight massive injury workers compensation claims. Impacting 2008 was one large fire claim in Pennsylvania and losses related to Hurricane Ike in Ohio, Pennsylvania and Indiana.
The following table provides the details of the prior year loss reserve development for our wholly-owned property/casualty insurance subsidiaries:
Prior year loss development:

	Years ended December 31,
(in thousands)	2009	2008	2007

Direct business excluding salvage and subrogation	$(1,204)	$(6,729)	$(11,031)
Assumed reinsurance business	(2,094)	(3,675)	(3,624)
Ceded reinsurance business	(1,307)	167	(902)
Salvage and subrogation	(451)	(104)	47

Total prior year loss development	$(5,056)	$(10,341)	$(15,510)

NM = not meaningful
Negative amounts represent a redundancy (decrease in reserves) while positive amounts represent a deficiency (increase in reserves).
Development of loss reserves
Direct — Our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year direct losses, after removing the effects of salvage and subrogation recoveries, was $1.2 million in 2009 and improved the combined ratio by 0.6 points. Driving the prior accident year development are $7.3 million of favorable development related to workers compensation reserves offset by adverse development of $4.3 million related to the pre-1986 automobile massive injury reserves. The favorable workers compensation development was a function of 1) the settlement of several massive injury workers compensation claims, 2) changes to mortality assumptions and 3) a change in the payout patterns used in the calculation to discount workers compensation reserves. The adverse development on the pre-1986 automobile massive injury reserves was the result of changes made to the mortality assumption, specifically the use of gender specific mortality tables, coupled with increasing frequency trends. Adverse development was also experienced on the commercial multi-peril line in 2009 as a result of some reserve strengthening and the outcome of certain court decisions.

In 2008, our 5.5% share of the Property and Casualty Group’s favorable development of prior accident year direct losses, after removing the effects of salvage and subrogation recoveries, was $6.7 million and improved the combined ratio by 3.2 points. Of the $6.7 million, $4.3 million related to the personal auto line of business. The Property and Casualty Group reduced reserves in 2008 on prior accident years as a result of improvements in frequency trends and slight improvements in severity trends on automobile bodily injury and on uninsured/underinsured motorist bodily injury. In 2007, our share of the Property and Casualty Group’s favorable development of prior accident year direct losses, after removing the effects of salvage and subrogation recoveries, was $11.0 million and improved the combined ratio by 5.3 points. Of the $11.0 million, $8.1 million related to the personal auto line of business. The Property and Casualty Group reduced reserves in 2007 on prior accident years as a result of sustained improved severity trends on automobile bodily injury and on uninsured/underinsured motorist bodily injury.
Assumed reinsurance — The Property and Casualty Group experienced favorable development of prior accident year loss reserves on its assumed reinsurance business of $38.1 million, $66.8 million and $65.9 million in 2009, 2008 and 2007, respectively. Our 5.5% share of this development was $2.1 million, $3.7 million and $3.6 million in 2009, 2008 and 2007, respectively. The favorable development was due to less than anticipated growth in involuntary reinsurance and, to a lesser extent, reductions in reserve levels related to World Trade Center (WTC) losses.
Ceded reinsurance — Ceded reinsurance reserves are primarily related to the pre-1986 automobile massive injury claims. As mentioned in the discussion of direct business above, the pre-1986 automobile massive injury reserves increased in 2009 due to assumption changes and frequency trends. These reserve increases drove the corresponding increase in the 2009 receivable from the ceded reinsurer.
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
Our share of catastrophe losses, as defined by the Property and Casualty Group, totaled $7.1 million, $7.0 million and $3.6 million in 2009, 2008 and 2007, respectively. Both 2009 and 2008 catastrophes amounted to 3.4 points of the respective loss ratios and 2007 comprised 1.7 points of the 2007 loss ratio. Catastrophe losses in 2009 were impacted by flooding, hail, tornado and wind storms primarily in Pennsylvania, Ohio and Indiana. In 2008, catastrophe losses resulted from flooding, tornado and wind storms related to Hurricane Ike primarily in Ohio and Pennsylvania. Storm-related losses were at lower than expected levels in 2007, with wind and rainstorms primarily in Ohio and Pennsylvania.
INVESTMENT OPERATIONS

	Years ended December 31,
		% Change 2009		% Change 2008
(in thousands)	2009	over 2008	2008	over 2007	2007

Net investment income	$41,728	(5.6)%	$44,181	(16.4)%	$52,833
Net realized gains (losses) on investments	10,396	NM	(43,515)	NM	17,265
Net impairment losses recognized in earnings	(12,059)	82.6	(69,504)	NM	(22,457)
Equity in (losses) earnings of limited partnerships	(76,108)	NM	5,710	(90.4)	59,690
Equity in earnings (losses) of EFL	5,593	NM	(14,627)	NM	3,133

Net (loss) revenue from investment operations	$(30,450)	60.8%	$(77,755)	NM	$110,464

NM = not meaningful

Key points
•	Net investment income decreased 5.6% in 2009 primarily due to decreased dividend income on our non-redeemable preferred stock portfolio as a result of disposals of these securities.

•	We incurred net realized gains on investments in 2009 of $10.4 million compared to losses of $43.5 million in 2008. Our common stock trading portfolio contributed $10.9 million in valuation adjustment gains to the 2009 results, compared to $21.7 million in valuation adjustment losses to the 2008 results.

•	Impairment losses recognized in earnings decreased $57.4 million in 2009 due to market conditions as well as the change in impairment policies related to credit impaired debt securities.

•	Equity in losses of limited partnerships were $76.1 million in 2009 compared to gains of $5.7 million in 2008, primarily as a result of fair value declines in our real estate limited partnerships.

•	Equity in earnings of EFL was $5.6 million in 2009 compared to losses of $14.6 million in 2008, driven primarily by lower impairment charges. Our share of impairment charges recorded by EFL totaled $5.0 million in 2009 compared to $18.1 million in 2008.
The breakdown of our net realized gains (losses) on investments is as follows:

	Years ended December 31,
(in thousands)	2009	2008	2007

Securities sold	$(504)	$(23,413)	$16,789
Common stock valuation adjustments	10,900	(21,730)	0
Limited partnerships	0	1,628	476

Total net realized gains (losses)	$10,396	$(43,515)	$17,265

The components of other-than-temporary impairments are included below:

	Years ended December 31,
(in thousands)	2009	2008	2007

Impairments:
Fixed maturities	$(6,876)	$(35,974)	$(5,101)
Equity securities	(5,183)	(33,530)	(17,356)

Total net impaired losses recognized in earnings	$(12,059)	$(69,504)	$(22,457)

We terminated our securities lending program and completed the process of unwinding the current securities on loan in December 2009. Consequently, there were no loaned securities included as part of our invested assets at December 31, 2009, compared to $17.5 million at December 31, 2008.
The components of equity in (losses) earnings of limited partnerships are as follows:

	Years ended December 31,
(in thousands)	2009	2008	2007

Private equity	$(12,543)	$3,813	$22,948
Real estate	(58,590)	(3,710)	30,206
Mezzanine debt	(4,975)	5,607	6,536

Total equity in (losses) earnings of limited partnerships	$(76,108)	$5,710	$59,690

Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations. Private equity and mezzanine debt limited partnerships generated earnings, excluding valuation adjustments, of $0.1 million, $13.6 million and $21.6 million in 2009, 2008 and 2007, respectively. Real estate limited partnerships included losses of $0.5 million, and earnings of $13.1 million and $15.6 million in 2009, 2008 and 2007, respectively. We experienced a decline in earnings as a result of asset value reductions recognized in 2009 due to adverse market conditions resulting in lower than normal transaction volume and, subsequently, lower sales prices and gains on sales of investments. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments. Generally, limited partnership earnings are recorded by us on a quarter lag from financial statements we receive from our general partners. As a consequence, earnings from limited partnerships reported at December 31, 2009 do not reflect investment valuation changes that may have resulted from the financial markets and the economy in general in the fourth quarter of 2009.
Our $5.6 million equity in earnings of EFL in 2009 included lower impairment charges compared to 2008. EFL recorded pre-tax impairment charges of $22.9 million in 2009, of which our share was $5.0 million before tax. EFL’s impairment charges were $83.5 million in 2008, of which our share was $18.1 million before tax. EFL’s net income was positively impacted by a reduction in the deferred tax valuation allowance of $18.9 million in 2009. The net loss in 2008 was negatively impacted by $32.7 million due to the establishment of a deferred tax valuation allowance. EFL’s valuation allowance at December 31, 2009 was $4.4 million. The allowance was established because it is more likely than not that the related deferred tax asset will not be realized.
In June 2009, we made an $11.9 million capital contribution to EFL and the Exchange made a $43.1 million capital contribution to EFL to strengthen its surplus. The $55 million in capital contributions increased EFL’s investments and total shareholders equity.
FINANCIAL CONDITION
Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments. At December 31, 2009 and 2008, our investment portfolio of investment-grade bonds, preferred stock, common stock and cash and cash equivalents represents 29% and 26%, respectively, of total assets. These investments, along with our operating cash flow, provide the liquidity we require to meet the demands on our funds.
Distribution of investments

	Carrying value at December 31,
(in thousands)	2009	% to total	2008	% to total

Fixed maturities	$664,026	68%	$563,429	59%
Equity securities:
Preferred stock	37,725	4	55,281	6
Common stock	42,153	4	33,338	3
Limited partnerships:
Real estate	98,715	10	149,499	16
Private equity	85,568	8	94,512	10
Mezzanine debt	50,697	5	55,165	5
Real estate mortgage loans	1,116	1	1,215	1

Total investments	$980,000	100%	$952,439	100%

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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below costs. With the issuance of new impairment guidance for debt securities in the second quarter of 2009, we further analyze debt securities to determine if a credit-related impairment has occurred. Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no credit-related impairments are recorded in other comprehensive income. Prior to the second quarter of 2009, there was no differentiation between impairments related to credit loss and those related to other factors and declines in fair values of debt securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery. For available-for-sale equity securities, a charge is recorded in the Consolidated Statement of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors. (See “Investment Operations” section herein.)
If our policy for determining the recognition of impaired positions were different, our Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.
Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $243.7 million, or 36.7%, of the total fixed maturity portfolio. The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA-. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit ratings.
Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. At December 31, 2009, the net unrealized gain on fixed maturities, net of deferred taxes, amounted to $14.2 million, compared to a $22.3 million loss at December 31, 2008.
The following is a breakdown of the fair value of our fixed maturity portfolio by sector and rating as of December 31, 2009:

(in thousands)					Not
					Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value

Basic materials	$0	$0	$537	$5,536	$1,370	$7,443
Communications	0	0	10,891	20,298	0	31,189
Consumer	0	3,181	18,700	39,158	2,113	63,152
Diversified	0	0	1,086	0	0	1,086
Energy	0	1,053	1,921	28,852	0	31,826
Financial	16,830	17,015	62,544	52,740	22,191	171,320
Government sponsored enterprises	0	0	2,100	0	0	2,100
US Treasury	2,916	0	0	0	0	2,916
Municipal	39,222	131,807	66,539	6,166	0	243,734
Industrial	0	0	5,680	18,445	1,906	26,031
Structured securities (1)	23,830	1,938	0	3,104	5,344	34,216
Technology	0	0	2,058	3,221	0	5,279
Utilities	0	381	4,259	37,200	1,894	43,734

Total	$82,798	$155,375	$176,315	$214,720	$34,818	$664,026

(1)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities

Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.
The following tables present an analysis of the fair value of our preferred and common stock securities by sector at December 31:

(in thousands)	2009		2008
	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock

Basic materials	$0	$1,823	$0	$1,626
Communications	1,016	2,460	1,620	2,921
Consumer	0	14,869	1,740	11,878
Diversified	0	735	0	444
Energy	0	3,169	4,860	1,398
Financial	26,932	9,119	35,944	7,862
Funds	0	2,844	0	1,768
Government	345	0	179	0
Industrial	1,676	5,975	1,292	3,300
Technology	2,921	752	2,383	866
Utilities	4,835	407	7,263	1,275

Total	$37,725	$42,153	$55,281	$33,338

Our equity securities are carried at fair value on the Consolidated Statements of Financial Position. At December 31, 2009, the unrealized gain on available-for-sale equity securities, net of deferred taxes, amounted to $1.9 million, compared to a $3.0 million loss at December 31, 2008.
Effective January 1, 2008, we adopted the fair value option for our common stock portfolio. As a result, all changes in unrealized gains and losses on our Consolidated Statements of Financial Position are reflected in our Consolidated Statements of Operations. A one-time cumulative-effect adjustment of approximately $11.2 million, net of tax, was recorded as an increase to retained earnings with an offsetting reduction to other comprehensive income on January 1, 2008.
Limited partnership investments
During 2009, investments in limited partnerships decreased $64.2 million to $235.0 million due to current market conditions. Mezzanine debt and real estate limited partnerships, which comprise 63.6% of the total limited partnerships, produce a more predictable earnings stream while private equity limited partnerships, which comprise 36.4% of the total limited partnerships, tend to provide a less predictable earnings stream but the potential for greater long-term returns. At December 31, 2009, our investments in limited partnerships represented 24.0% of total investments, compared to 31.4% at December 31, 2008.
Liabilities
Property/casualty loss reserves
Loss reserves are established to account for the estimated ultimate costs of losses and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.
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
Loss and loss expense reserves are presented on our Consolidated Statements of Financial Position on a gross basis for EIC, ENY and EPC. Our property/casualty insurance subsidiaries wrote about 16% of the direct property/casualty premiums of the Property and Casualty Group in 2009. Under the terms of the Property and Casualty Group’s quota share and intercompany pooling arrangement, a significant portion of these reserve liabilities are recoverable.

Recoverable amounts are reflected as an asset on our Statements of Financial Position. The direct and assumed loss and loss expense reserves by major line of business and the related amount recoverable under the intercompany pooling arrangement are presented as follows:

	As of December 31,
(in thousands)	2009	2008

Gross reserve liability:
Private passenger auto	$297,988	$295,174
Pre-1986 automobile massive injury	172,773	167,748
Homeowners	34,287	28,984
Workers compensation	162,122	162,898
Workers compensation massive injury	58,877	92,019
Commercial auto	72,681	75,480
Commercial multi-peril	99,145	76,584
All other lines of business	67,547	66,194

Gross reserves	965,420	965,081
Reinsurance recoverable(1)	778,543	778,328

Net reserve liability	$186,877	$186,753

(1)	Includes $778.0 million in 2009 and $777.8 million in 2008 due from the Exchange.
The reserves that have the greatest potential for variation are the massive injury claim reserves. The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The reserve carried by the Property and Casualty Group for the massive injury claimants, which is our best estimate of this liability at this time, was $427.7 million at December 31, 2009, which is net of $178.9 million of anticipated reinsurance recoverables. Our property/casualty subsidiaries’ share of the net massive injury liability reserves was $23.5 million at December 31, 2009 compared to $28.3 million at December 31, 2008. The increase in the pre-1986 automobile massive injury direct and assumed reserves in the above table at December 31, 2009 compared to December 31, 2008 was primarily due to changes impacting the mortality rate assumption in 2009. The decrease in the direct and assumed workers compensation massive injury reserve at December 31, 2009, compared to December 31, 2008, was driven by the settlement of several massive injury workers compensation claims, changes to our mortality rate assumption and a change in the discount calculation, which all had the effect of reducing reserves in 2009.
It is anticipated that these massive injury claims will require payments over the next 30 to 40 years. In 2009, we changed our medical inflation rate assumption for these reserves to an 8% annual increase grading down 0.5% per year to an ultimate rate of 5%. In 2008, this assumption was a 9% annual increase grading down 1% after the first year, then grading down 0.5% per year to an ultimate rate of 5%. The impact on the massive injury liability reserves due to the change in our medical inflation rate assumption in 2009 resulted in a reserve reduction of $25.6 million for the Property and Casualty Group, of which our property/casualty subsidiaries’ share was $1.4 million. In 2009, we changed our mortality rate assumption to give 100% weighting to the disabled pensioner mortality table by gender to more appropriately weigh male versus female life expectancies. In 2008, this assumption gave 75% weighting to our own mortality experience and 25% weighting to the male-female combined disabled pensioner mortality table. The impact on the massive injury liability reserves due to the change in our mortality rate assumption in 2009 resulted in a reserve increase of $73.3 million for the Property and Casualty Group, of which our property/casualty subsidiaries’ share was $4.0 million. Our share of the massive injury claim payments made during 2009, 2008 and 2007 was $0.9 million, $0.8 million and $1.0 million, respectively.
Loss reserves are set at full expected cost, except for workers compensation loss reserves, which are discounted on a nontabular basis using an interest rate of 2.5% based upon the Property and Casualty Group’s historical workers compensation payout patterns. In 2009, the workers compensation massive injury claims that have longer payout patterns were segregated in the discount calculation from the non-massive injury workers compensation claims. The impact on the massive injury liability reserves due to this change resulted in a reserve reduction of $45.1 million for the Property and Casualty Group, of which our property/casualty subsidiaries’ share was $2.5 million.

Shareholders’ equity
Pension plan
The funded status of our postretirement benefit plans is recognized in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2009, shareholders’ equity increased by $24.5 million, net of tax, of which $2.4 million represents amortization of the prior service cost and net actuarial loss and $22.1 million represents the current period actuarial gain. The 2009 actuarial gain was primarily due to actual investment returns greater than expected. Also contributing to the gain were assumption changes made based on actual experience, such as the decrease in the assumed rate of compensation increase. Although we are the sponsor of these postretirement plans and record on our balance sheet the funded status of these plans, generally the Exchange and EFL reimburse the Company for approximately 50% of the annual benefit expense of these plans. At December 31, 2008, shareholders’ equity decreased by $90.6 million, net of tax, of which $0.1 million represented amortization of the prior service cost and net actuarial gain and $90.7 million represented the current period actuarial loss. The 2008 net actuarial loss was primarily due to the actual investment returns being significantly less than expected investment returns, driven by 2008 market conditions and a change in the discount rate used to estimate the future benefit obligations to 6.06% in 2008 from 6.62% in 2007.
IMPACT OF INFLATION
Property/casualty insurance premiums are established before losses and loss expenses, and therefore, before the extent to which inflation may impact such costs are known. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues. Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.
LIQUIDITY AND CAPITAL RESOURCES
Sources and uses of cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. Our liquidity requirements have been met primarily by funds generated from management operations, the net cash flows of our insurance subsidiaries 5.5% participation in the underwriting results of the reinsurance pool with the Exchange, and investment income from nonaffiliated investments. Cash provided from these sources is used primarily to fund the costs of management operations including salaries and wages and commissions, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology. We expect that our operating cash needs will be met by funds generated from operations. When cash provided by operating activities is in excess of our operating cash needs, we may use this excess to fund our investment portfolios or share repurchase activities. When funding requirements exceed operating cash flows, our investment portfolios may be used as a funding source. Continuing volatility in the financial markets presents challenges to us as we occasionally access our investment portfolio as a source of cash. Some of our fixed income investments, despite being publicly traded, are illiquid due to credit market conditions. Further volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts. Additionally, our limited partnership investments are illiquid. We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2010. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” for further information on the risk of market volatility and Item 1A. “Risk Factors,” for a discussion of certain matters that may affect our investment portfolio and capital position.
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

We generate cash from our property/casualty insurance subsidiaries, which consist of our share of the pooled underwriting results of the Property and Casualty Group. All members of the Property and Casualty Group pool their underwriting results. Through the pool, our subsidiaries assume 5.5% of the Property and Casualty Group’s underwriting results. We also generate cash from the income earned on our fixed maturity and equity security investment portfolios and earnings on our limited partnership investments.
Management fee and other cash settlements due at December 31 from the Exchange were $209.3 million and $214.3 million in 2009 and 2008, respectively. A receivable from EFL for cash settlements totaled $3.2 million at December 31, 2009, compared to $3.9 million at December 31, 2008. The receivable due from the Exchange for reinsurance recoverable from unpaid loss and loss expenses and unearned premium balances ceded to the intercompany reinsurance pool increased 1.7% to $902.2 million from $887.4 million at December 31, 2009 and 2008, respectively. This increase is the result of corresponding increases in direct loss and loss expense reserves of our property/casualty insurance subsidiaries that are ceded to the Exchange under the intercompany pooling agreement. The amounts due us from the Exchange represented 22% of the Exchange’s total liabilities at December 31, 2009 and 2008.
Capital outlook
If the financial market volatility continues, we have the ability to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities, future funding requirements could be met through: (1) a $100 million bank line of credit, from which we have no borrowings at December 31, 2009, (2) dividend payments from our wholly-owned property/casualty insurance subsidiaries, EIC, EPC and ENY, up to their statutory limits totaling $26.4 million under current regulatory restrictions as of December 31, 2009, (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which totaled approximately $118.7 million at December 31, 2009, and (4) the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and our share repurchase activities. We believe we have the funding sources available to us to support future cash flow requirements in 2010.
Cash flow activities
Cash flows provided by operating activities totaled $180.2 million in 2009, compared to $150.8 million in 2008 and $253.8 million in 2007. Higher operating cash flows in 2009 were primarily due to increased management fee revenues received offset by lower distributions from our limited partnerships. Management fee revenues were higher reflecting the increase in the Property and Casualty Group’s direct written premium. Limited partnership distributions were lower as a result of a decline in performance of our limited partnership investments in 2009.
Cash paid for agent commissions increased to $453.6 million in 2009, compared to $439.2 million in 2008, as a result of an increase in direct written premiums of the Property and Casualty Group and rate increases for certain commercial lines new business premiums. Cash paid for agent bonuses totaled $81.1 million during 2009 compared to $95.1 million in 2008. Agent bonuses expected to be paid in 2010, that relate to the period ended in 2009, total $67.6 million reflecting the impact of the decline in underwriting profitability of the Property and Casualty Group. We made contributions to our pension plan of $14.3 million and $15.0 million in 2009 and 2008, respectively. Our policy is to contribute at least the minimum required contribution that is in accordance with the Pension Protection Act of 2006 and to fund the annual “normal” costs of the pension. For 2010, the expected contribution amount is $15.0 million, which does exceed the minimum required amount. Our affiliated entities generally reimburse us about 50% of the net periodic benefit cost of the pension plan.
At December 31, 2009, we recorded a gross deferred tax asset of $42.3 million, which included capital loss carryforwards of $4.5 million. A valuation allowance of $1.5 million was recorded because it is more likely than not that the deferred tax asset will not be realized for a portion of the deferred tax asset related to losses on investments.
We have the ability to carry back capital losses of $71.4 million as a result of gains recognized in prior years. We have disposed of assets with tax losses of approximately $29.0 million to carry back against these gains in 2009. Approximately $2.1 million of these losses expired in 2009. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows used in our investing activities totaled $68.6 million in 2009, compared to cash provided of $73.5 million and $44.8 million in 2008 and 2007, respectively. Our investing operations were impacted by less reinvestments in 2007 and 2008 due to the significant share repurchase activity in those years. Also impacting our future investing activities are our limited partnership commitments, which at December 31, 2009, totaled $68.8 million and will be funded as required by the partnerships’ agreements.
In the second quarter of 2009, we made a capital contribution to EFL in the amount of $11.9 million to support EFL’s life insurance and annuity business and strengthen its surplus.
Cash flows used in financing activities were $96.1 million, $194.3 million and $327.8 million in 2009, 2008 and 2007, respectively. In 2009, we reduced our cash outlay for share repurchase activity. Our cost of Class A nonvoting common stock repurchased was $3.1 million in 2009, compared to $102.0 million in 2008 and $236.7 million in 2007. Dividends paid to shareholders totaled $93.0 million, $92.3 million and $91.1 million in 2009, 2008 and 2007, respectively. We increased both our Class A and Class B shareholder quarterly dividends for 2009. There are no regulatory restrictions on the payment of dividends to our shareholders, although there are state law restrictions on the payment of dividends from our subsidiaries to us. Dividends have been approved at a 6.7% increase for 2010.
During 2009, we repurchased 91,420 shares of our outstanding Class A nonvoting common stock at a total cost of $3.1 million in conjunction with our stock repurchase plan. We repurchased 2.1 million shares of our outstanding Class A nonvoting common stock at a total cost of $102.0 million in 2008. In May 2009, our Board of Directors approved a continuation of the current stock repurchase program through June 30, 2010. We have approximately $98 million of repurchase authority remaining under this plan at December 31, 2009. We plan to continue to repurchase shares through this program as cash becomes available for such purpose.
In October 2008, we terminated our securities lending program. The process of unwinding the securities on loan was complete in December 2009. Consequently, there were no loaned securities included as part of our invested assets at December 31, 2009.
Financing activities through December 31, 2008 included short-term borrowings of $75 million on our bank line of credit for certain intercompany cash settlement needs. We made payments on the line of credit of $45 million and $30 million in the third and fourth quarters of 2008, respectively, reducing the outstanding balance to zero at December 31, 2008. This line of credit was extended to December 31, 2011. There were no borrowings on this line as of December 31, 2009. The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios. We are in compliance with all covenants at December 31, 2009. Also during the first quarter of 2008, we borrowed $30 million from EIC, our 100% owned property/casualty insurance subsidiary, to fund certain operating and financing activities. We repaid the entire balance during the second quarter of 2008. This intercompany borrowing was eliminated upon consolidation and therefore had no impact on our Consolidated Statements of Financial Position or Operations.
Contractual obligations
Cash outflows are variable because the fluctuations in settlement dates for claims payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the effect of this volatility on our performance is mitigated by the intercompany reinsurance pooling arrangement and our 5.5% participation. The cash flow requirements for claims have not historically had a significant effect on our liquidity. Based on a historical 15-year average, about 50% of losses and loss expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% are paid out within a five-year period. Losses that are paid out after that five-year period reflect such long-tail lines as workers compensation and auto bodily injury. Such payments are reduced by recoveries under the intercompany reinsurance pooling agreement.

We have certain obligations and commitments to make future payments under various contracts. As of December 31, 2009, the aggregate obligations were as follows:

		Payments due by period
					2015 and
(in thousands)	Total	2010	2011-2012	2013-2014	thereafter

Fixed obligations:
Limited partnership commitments(1)	$68,778	$47,473	$21,305	$0	$0
Pension contribution(2)	15,000	15,000	0	0	0
Other commitments(3)	48,625	21,205	26,860	560	0
Operating leases—vehicles	17,970	4,532	8,428	5,010	0
Operating leases—real estate(4)	8,948	2,867	3,981	2,100	0
Operating leases—computers	5,079	3,359	1,720	0	0
Financing arrangements	1,674	1,537	137	0	0

Fixed contractual obligations	166,074	95,973	62,431	7,670	0
Gross loss and loss expense reserves	965,420	482,710	283,833	94,611	104,266

Gross contractual obligations(5)	$1,131,494	$578,683	$346,264	$102,281	$104,266

Gross contractual obligations net of estimated reinsurance recoverables and reimbursements from affiliates are as follows:

		Payments due by period
					2015 and
(in thousands)	Total	2010	2011-2012	2013-2014	thereafter

Gross contractual obligations(5)	$1,131,494	$578,683	$346,264	$102,281	$104,266
Estimated reinsurance recoverables	778,543	389,272	228,892	76,297	84,082
Estimated reimbursements from affiliates	63,163	24,559	32,841	5,763	0

Net contractual obligations	$289,788	$164,852	$84,531	$20,221	$20,184

(1)	Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date. The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due. At December 31, 2009, the total commitment to fund limited partnerships that invest in private equity securities is $31.8 million, real estate activities is $21.4 million and mezzanine debt is $15.6 million. We expect to have sufficient cash flows from operations and from positive cash flows generated from existing limited partnership investments to meet these partnership commitments.

(2)	The pension contribution for 2010 was estimated in accordance with the Pension Protection Act of 2006. Contributions anticipated in future years are expected to be an amount at least equal to the IRS minimum required contribution in accordance with this Act.

(3)	Other commitments include various agreements for service, including such things as computer software, telephones and maintenance.

(4)	Operating leases—real estate are for 16 of our 23 field offices that are operated in the states in which the Property and Casualty Group does business and three operating leases are for warehousing facilities and remote office locations. One of the branch locations is leased from EFL.

(5)	Gross contractual obligations do not include the obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management and the directors’ retirement plan. The recorded accumulated benefit obligations for these plans at December 31, 2009, are $4.0 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as they become due.
Off-balance sheet arrangements
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. There are no off-balance sheet obligations related to our variable interest in the Exchange. Any liabilities between us and the Exchange are recorded in our Consolidated Statements of Financial Position. We have no material off-balance sheet obligations or guarantees, other than the limited partnership investment commitments.

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
The outlook for all ratings is stable. According to AM Best, a Superior rating (A+) is assigned to those companies that, in AM Best’s opinion, have achieved superior overall performance when compared to the standards established by AM Best and have a superior ability to meet their obligations to policyholders over the long term. By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one notch lower than the property/casualty companies by AM Best Company. The insurers of the Property and Casualty Group are also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates the property/casualty insurers AApi, “very strong,” and EFL Api, “strong”. Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.
Regulatory risk-based capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2009, the companies comprising the Property and Casualty Group all had RBC levels substantially in excess of levels that would require regulatory action.
TRANSACTIONS AND AGREEMENTS WITH RELATED PARTIES
Board oversight
Our Board of Directors (Board) has broad oversight responsibility over intercompany relationships within Erie Insurance Group. As a consequence, the Board may be required to make decisions or take actions that may not be solely in the interest of our shareholders such as:
•	setting the management fee rate paid by the Exchange to us;

•	determining the continuation and participation percentages of the intercompany pooling agreement;

•	determining the level of shareholders’ dividend, if any; and

•	ratifying any other significant intercompany activity.
Subscriber’s agreement
We serve as attorney-in-fact for the Exchange, a reciprocal insurance exchange. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact. Through the designation of attorney-in-fact, we are required to provide sales, underwriting and policy issuance services to the policyholders of the Exchange, as discussed previously.

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
Service agreements
We make certain payments for the account of the Group’s related entities. These amounts are reimbursed to us on a cost basis in accordance with the service agreements. Cash transfers are settled quarterly.
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
Intercompany receivables

		Percent of total		Percent of total
		Company		Company
(in thousands)	2009	assets	2008	assets

Reinsurance recoverable from and ceded unearned premiums to the Exchange	$902,210	33.8%	$887,367	34.0%
Other receivables from the Exchange and affiliates (management fees, costs and reimbursements)	212,502	7.9	218,243	8.3
Note receivable from EFL	25,000	1.0	25,000	1.0

Total intercompany receivables	$1,139,712	42.7%	$1,130,610	43.3%

We have significant receivables from the Exchange that result in a concentration of credit risk. These receivables include the liability for losses and unearned premiums ceded to the Exchange under the intercompany pooling agreement and from management services performed by us for the Exchange. The policyholder surplus of the Exchange at December 31, 2009, on a statutory accounting basis totaled over $4.5 billion. Credit risks related to the receivables from the Exchange are evaluated periodically by our management. Reinsurance contracts do not relieve us from our primary obligations to policyholders if the Exchange were unable to satisfy its obligation. We collect our reinsurance recoverable amount generally within 30 days of actual settlement of losses.
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
We have a surplus note for $25 million with EFL that is payable on demand on or after December 31, 2018, subject to prior approval by the Pennsylvania Department of Insurance. EFL paid interest to us on the surplus note totaling $1.7 million in both 2009 and 2008. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.

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
To the extent that the Exchange incurs underwriting losses or investment losses resulting from declines in the value of its marketable securities or limited partnership investments, the Exchange’s policyholders’ surplus would be adversely affected. If the surplus of the Exchange were to decline significantly from its current level, the Property and Casualty Group could find it more difficult to retain its existing business and attract new business. A decline in the business of the Property and Casualty Group would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group. In addition, a significant decline in the surplus of the Exchange from its current level would make it more likely that the management fee rate would be reduced. A decline in surplus could also result from variability in investment markets as realized and unrealized losses are recognized. Due to the continued distress in the securities and real estate markets, the Exchange recognized impairment charges in 2009 of $441.4 million. To the extent market volatility continues, the Exchange’s investment portfolio may continue to be impacted. Additionally, conditions may exist where the Exchange may need to provide capital support to EFL. In the second quarter of 2009, the Exchange made a capital contribution to EFL in the amount of $43.1 million to support EFL’s life insurance and annuity business and strengthen its surplus. At December 31, 2009, the Exchange had $4.5 billion in statutory surplus and a premium to surplus ratio of less than 1 to 1.
The Exchange has strong underlying operating cash flows and sufficient liquidity to meet its needs, including the ability to pay the management fees owed to us. In 2009, the Exchange generated $635.8 million in cash flows from operating activities. At December 31, 2009 the Exchange had $134.5 million in cash and cash equivalents. The Exchange also has an unused $200 million bank line of credit that expires on September 30, 2012. The bank requires compliance with certain covenants which include minimum collateral values. The Exchange was in compliance with all bank covenants at December 31, 2009.
Insurance premium rate actions
The changes in premiums written attributable to rate changes of the Property and Casualty Group directly affect the direct written premium levels and underwriting profitability of the Property and Casualty Group, the Exchange and us, and have a direct bearing on our management fees. Pricing actions contemplated or taken by the Property and Casualty Group are also subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented through 2009, will also have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to sell and/or renew business. We expect our pricing actions to result in a net increase in direct written premium in 2010, however, recessionary economic conditions could continue to adversely impact the average premium per policy written by the Property and Casualty Group.
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
Catastrophe losses
The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the Mid-Atlantic, Mid-western and Southeastern portions of the United States. A substantial portion of the business is private passenger and commercial automobile, homeowners and workers compensation insurance in Ohio, Maryland, Virginia and, particularly, Pennsylvania. As a result, catastrophic events, destructive weather patterns, or changes in climate condition could materially adversely affect the results of operations and surplus position of the members of the Property and Casualty Group. Common catastrophe events include severe winter storms, hurricanes, earthquakes, tornadoes, wind and hail storms. In its homeowners line of insurance, the Property and Casualty Group is particularly exposed to an Atlantic hurricane, which might strike the states of North Carolina, Maryland, Virginia and Pennsylvania. The Property and Casualty Group maintains a property catastrophe reinsurance treaty with nonaffiliated reinsurers to mitigate the future potential catastrophe loss exposure. The property catastrophe reinsurance coverage in 2009 provided coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $450 million per occurrence. This agreement was renewed for 2010 providing coverage of up to 95% of a loss of $500 million in excess of the Property and Casualty Group’s loss retention of $400 million per occurrence.
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
The reserves that have the greatest potential for variation are the massive injury reserves. The workers compensation product and the automobile no-fault law in Pennsylvania from 1975 until 1985 provided for unlimited medical benefits. The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health and mortality over time. Actual experience has the potential to be impacted by changes in laws as well as costs, such as attendant care, inflation rates and mortality. Actual experience, different than that assumed, could have a significant impact on the reserve estimates.
Market volatility
Our portfolio of fixed income, limited partnerships, preferred and common stocks are subject to significant market value changes especially in periods of instability in the worldwide financial markets. Uncertainty remains surrounding the general market conditions. The current volatility in the financial markets could have an adverse impact on our financial condition, operations and cash flows.
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
Financial conditions
Financial markets have been experiencing an improvement in recent months although overall economic conditions remain challenging. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead the Property and Casualty Group’s customers to cancel insurance policies, modify coverage or not renew policies, and the Group’s premium revenue, and consequently our management fee, could be adversely affected. Challenging economic conditions also may impair the ability of the Group’s customers to pay premiums as they fall due, and as a result, the Group’s reserves and write-offs could increase. The Group is unable to predict the uncertainty in financial markets and economic conditions in the United States and abroad.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, equity price risk and credit risk, and how those exposures are currently managed as of December 31, 2009.
Interest rate risk
We invest primarily in fixed maturity investments, which comprised 67.8% of invested assets at December 31, 2009. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk since we have the capacity and intention to hold the fixed maturity positions until maturity. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges we established.
A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio. We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2009 and 2008.
Fixed maturities interest-rate sensitivity analysis

	As of December 31,
(in thousands)	2009	2008

Fair value of fixed income portfolio	$664,026	$563,429
Fair value assuming 100-basis point rise in interest rates	635,392	552,260

Modified duration	4.35	3.45

While the fixed income portfolio is sensitive to interest rates, the future principal cash flows that will be received are presented as follows by contractual maturity date. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults. The $25 million surplus note due from EFL is included in the principal cash flows and is due in 2018.

(in thousands)	December 31, 2009

Fixed maturities, including note from EFL:
2010	$38,941
2011	33,717
2012	70,454
2013	81,180
2014	63,710
Thereafter	381,731

Total	$669,733

Fair value	$689,026

(in thousands)	December 31, 2008

Fixed maturities, including note from EFL:
2009	$52,212
2010	48,775
2011	45,837
2012	67,232
2013	82,105
Thereafter	351,974

Total	$648,135

Fair value	$588,429

Equity price risk
Our portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. We do not hedge our exposure to equity price risk inherent in our equity investments. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange-traded small- to large-cap stocks. We measure risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the Standard & Poors (S&P) 500 Composite Index. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for our common stock holdings was 1.04. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $8.8 million.
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
Generally, the fixed maturities in our portfolio are rated by external rating agencies. If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies. We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions. The following table shows our fixed maturity investments by S&P rating as of December 31, 2009:

(in thousands)	Amortized	Fair	Percent
Comparable S&P Rating	cost	value	of total

AAA, AA, A	$401,348	$414,488	62.4%
BBB	207,371	214,720	32.4

Total investment grade	608,719	629,208	94.8

BB	25,411	26,849	4.0
B	5,786	5,133	0.8
CCC, CC, C	2,291	2,836	0.4

Total non-investment grade	33,488	34,818	5.2

Total	$642,207	$664,026	100.0%

Approximately 5.2%, or $34.2 million, of our fixed income portfolio is invested in structured products which include mortgage-backed securities (MBS), collateralized debt and loan obligations (CDO and CLO), collateralized mortgage obligations (CMO), asset-backed (ABS) and credit-linked notes. Our structured product portfolio has an average rating of A or higher. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products. However, we have indirect exposure through bond and preferred stock investments in the financial service industry. We continually monitor these investments for material declines in quality and value.
Our municipal bond portfolio accounts for $243.7 million, or 36.7%, of the total fixed maturity portfolio. Of this $243.7 million, $175.4 million, or 72%, of the total municipal bond portfolio is insured. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Using the underlying rating of the bonds without consideration of insurance, the overall credit quality rating of our municipal bond portfolio is AA-. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit ratings. The following table presents an analysis of our municipal bond ratings at December 31, 2009.

(in thousands)
(1)			(2)			(3)
Uninsured bonds			Insured bonds			Underlying rating of insured bonds
		Fair value			Fair value			Fair value
Rating	Fair value	%	Rating	Fair value	%	Rating	Fair value	%

AAA	$32,275	47.2%	AAA	$6,947	3.9%	AAA	$0	0.0%
AA	27,491	40.2	AA	104,316	59.5	AA	83,404	47.6
A	7,564	11.1	A	58,975	33.6	A	80,350	45.8
BBB	1,000	1.5	BBB	5,166	3.0	BBB	6,900	3.9
Non Inv Grade	0	0.0	Non Inv Grade	0	0.0	Non Inv Grade	1,581	0.9

Not rated	0	0.0	Not rated	0	0.0	Not rated	3,169	1.8

AA	$68,330	100.0%	AA-	$175,404	100.0%	A+	$175,404	100.0%

(1) + (2)			(1) + (3)
Total bonds (with insured rating)			Total bonds (with underlying rating)
		Fair value			Fair value
Rating	Fair value	%	Rating	Fair value	%

AAA	$39,222	16.1%	AAA	$32,275	13.2%
AA	131,807	54.1	AA	110,895	45.5
A	66,539	27.3	A	87,914	36.1
BBB	6,166	2.5	BBB	7,900	3.2
Non Inv Grade	0	0.0	Non Inv Grade	1,581	0.7

Not rated	0	0.0	Not rated	3,169	1.3

AA-	$243,734	100.0%	AA-	$243,734	100.0%

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
Erie, Pennsylvania
We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Erie Indemnity Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Erie Indemnity Company and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Cleveland, Ohio
February 25, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
    of Erie Indemnity Company
Erie, Pennsylvania
We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also include the financial statement schedules listed in the Index at 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Erie Indemnity Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for recognizing other-than-temporary impairment charges for its debt securities in connection with the adoption of the revised Financial Accounting Standards Board’s other-than-temporary impairment model. As discussed in Note 5 to the consolidated financial statements, in 2008 the Company changed its method of accounting for its common stock portfolio in connection with the adoption of the fair value option.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Cleveland, Ohio
February 25, 2010

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2009, 2008 and 2007
(dollars in thousands, except per share data)

	2009	2008	2007
Operating revenue
Management fee revenue, net	$912,023	$897,526	$894,981
Premiums earned	209,457	207,407	207,562
Service agreement revenue	34,783	32,298	29,748

Total operating revenue	1,156,263	1,137,231	1,132,291

Operating expenses
Cost of management operations	768,668	765,012	755,642
Losses and loss expenses incurred	145,452	137,167	125,903
Policy acquisition and other underwriting expenses	54,025	49,218	48,909

Total operating expenses	968,145	951,397	930,454

Investment (loss) income — unaffiliated
Investment income, net of expenses	41,728	44,181	52,833
Net realized gains (losses) on investments	10,396	(43,515)	17,265
Net impairment losses recognized in earnings	(12,059)	(69,504)	(22,457)
Equity in (losses) earnings of limited partnerships	(76,108)	5,710	59,690

Total investment (loss) income — unaffiliated	(36,043)	(63,128)	107,331

Income before income taxes and equity in earnings (losses) of Erie Family Life Insurance	152,075	122,706	309,168
Provision for income taxes	(48,787)	(39,865)	(99,137)
Equity in earnings (losses) of Erie Family Life Insurance, net of tax	5,202	(13,603)	2,914

Net income	$108,490	$69,238	$212,945

Net income per share
Class A common stock — basic	$2.10	$1.34	$3.80

Class A common stock — diluted	$1.89	$1.19	$3.43

Class B common stock — basic	$312.45	$204.20	$572.98

Weighted average shares outstanding — basic
Class A common stock	51,250,606	51,824,649	55,928,177

Class B common stock	2,549	2,551	2,563

Weighted average shares outstanding — diluted
Class A common stock	57,385,228	57,967,144	62,096,816

Class B common stock	2,549	2,551	2,563

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2009 and 2008
(dollars in thousands)

	2009	2008
Assets

Investments
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $642,207 and $597,672, respectively)	$664,026	$563,429
Equity securities (cost of $34,848 and $59,958, respectively)	37,725	55,281
Trading securities, at fair value (cost of $35,752 and $37,835, respectively)	42,153	33,338
Limited partnerships (cost of $280,576 and $272,144, respectively)	234,980	299,176
Real estate mortgage loans	1,116	1,215

Total investments	980,000	952,439

Cash and cash equivalents	76,505	61,073
Accrued investment income	8,654	8,420
Premiums receivable from policyholders	237,229	244,760
Federal income taxes recoverable	12,709	7,498
Deferred income taxes	40,834	72,875
Reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss expense	777,968	777,754
Ceded unearned premiums to Erie Insurance Exchange	124,242	109,613
Note receivable from Erie Family Life Insurance	25,000	25,000
Other receivables due from Erie Insurance Exchange and affiliates	212,502	218,243
Reinsurance recoverable from non-affiliates	1,940	1,944
Deferred policy acquisition costs	17,229	16,531
Equity in Erie Family Life Insurance	71,934	29,236
Securities lending collateral	0	18,155
Other assets	79,771	69,845

Total assets	$2,666,517	$2,613,386

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of December 31, 2009 and 2008
(dollars in thousands, except share data)

	2009	2008
Liabilities and shareholders’ equity

Liabilities
Unpaid losses and loss expenses	$965,420	$965,081
Unearned premiums	433,659	424,370
Commissions payable	125,315	126,208
Agent bonuses	68,902	81,269
Securities lending collateral	0	18,155
Accounts payable and accrued expenses	58,636	51,333
Deferred executive compensation	15,076	15,152
Dividends payable	24,761	23,249
Defined benefit pension plan liability	57,089	97,682
Employee benefit obligations	15,682	19,012

Total liabilities	1,764,540	1,821,511

Shareholders’ equity
Capital stock:
Class A common, stated value $0.0292 per share; authorized 74,996,930 shares; 68,289,600 and 68,277,600 shares issued, respectively; 51,203,473 and 51,282,893 shares outstanding, respectively	1,992	1,991
Class B common, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 and 2,551 shares authorized, issued and outstanding, respectively	178	179
Additional paid-in capital	7,830	7,830
Accumulated other comprehensive loss	(43,330)	(135,854)

Retained earnings, before cumulative effect adjustment	1,742,717	1,717,499
Cumulative effect of accounting changes, net of tax	6,692	11,191

Retained earnings, after cumulative effect adjustment	1,749,409	1,728,690

Total contributed capital and retained earnings	1,716,079	1,602,836
Treasury stock, at cost, 17,086,127 and 16,994,707 shares, respectively	(814,102)	(810,961)

Total shareholders’ equity	901,977	791,875

Total liabilities and shareholders’ equity	$2,666,517	$2,613,386

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands)

	2009	2008	2007
Cash flows from operating activities
Management fee received	$912,494	$898,128	$889,813
Service agreement fee received	34,583	32,097	29,648
Premiums collected	213,588	208,097	207,491
Settlement of commutation received from Exchange	0	0	6,782
Net investment income received	45,162	51,941	55,031
Limited partnership distributions	12,788	29,111	78,960
Increase (decrease) in reimbursements collected from affiliates	3,503	(7,437)	17,861
Commissions paid to agents	(453,570)	(439,162)	(435,163)
Agents bonuses paid	(81,108)	(95,127)	(91,955)
Salaries and wages paid	(109,701)	(110,813)	(111,794)
Pension contribution and employee benefits paid	(31,827)	(48,146)	(31,989)
Losses paid	(123,284)	(121,064)	(114,624)
Loss expenses paid	(22,044)	(21,428)	(19,817)
Other underwriting and acquisition costs paid	(54,403)	(52,054)	(49,115)
General operating expenses paid	(103,816)	(104,298)	(73,458)
Interest paid on bank line of credit	0	(1,000)	—
Income taxes paid	(62,200)	(68,000)	(103,905)

Net cash provided by operating activities	180,165	150,845	253,766

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(157,934)	(162,186)	(149,826)
Preferred stock	(13,626)	(36,874)	(87,351)
Common stock	(24,768)	(67,578)	(92,783)
Additional investment in Erie Family Life Insurance	(11,897)	—	—
Limited partnerships	(25,777)	(55,974)	(87,503)
Sales/maturities of investments:
Fixed maturity sales	56,548	128,733	180,433
Fixed maturity calls/maturities	62,703	102,201	85,590
Preferred stock	37,850	48,939	95,112
Common stock	24,119	106,581	99,869
Sale of and returns on limited partnerships	2,545	21,135	9,995
(Purchase) disposal of property and equipment	(16,246)	(8,279)	100
Net distributions on agent loans	(2,158)	(3,220)	(8,805)

Net cash (used in) provided by investing activities	(68,641)	73,478	44,831

Cash flows from financing activities
Purchase of treasury stock	(3,141)	(102,018)	(236,713)
Dividends paid to shareholders	(92,951)	(92,302)	(91,055)
(Decrease) increase in collateral from securities lending	(18,155)	(12,216)	7,585
Redemption (acquisition) of securities lending collateral	18,155	12,216	(7,585)
Proceeds from bank line of credit	0	75,000	—
Payments on bank line of credit	0	(75,000)	—

Net cash used in financing activities	(96,092)	(194,320)	(327,768)

Net increase (decrease) in cash and cash equivalents	15,432	30,003	(29,171)
Cash and cash equivalents at beginning of year	61,073	31,070	60,241

Cash and cash equivalents at end of year	$76,505	$61,073	$31,070

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Total			other	Class A	Class B	Additional
	shareholders’	Comprehensive	Retained	comprehensive	common	common	paid-in	Treasury
	equity	Income (loss)	earnings	income (loss)	stock	stock	capital	stock

Balance, December 31, 2006	$1,161,848		$1,618,656	$5,422	$1,990	$180	$7,830	$(472,230)

Comprehensive income:
Net income	212,945	$212,945	212,945
Other comprehensive income (loss):
Unrealized loss on securities, net of tax (Note 8)	(11,427)	(11,427)		(11,427)
Postretirement plans (Note 8):
Prior service cost, net of tax	222	222		222
Net actuarial gain, net of tax	12,901	12,901		12,901
Loss due to amendments, net of tax	(867)	(867)		(867)
Curtailment/settlement gain, net of tax	3,797	3,797		3,797

Postretirement plans, net of tax	16,053	16,053		16,053

Comprehensive income		$217,571

Purchase of treasury stock	(236,713)							(236,713)
Conversion of Class B shares to Class A shares	—				1	(1)
Dividends declared:
Class A $1.64 per share	(90,797)		(90,797)
Class B $246.00 per share	(630)		(630)

Balance, December 31, 2007	$1,051,279		$1,740,174	$10,048	$1,991	$179	$7,830	$(708,943)

Comprehensive loss:
Net income	69,238	$69,238	69,238
Other comprehensive income (loss):
Unrealized loss on securities, net of tax (Note 8)	(44,135)	(44,135)		(44,135)
Cumulative effect of accounting changes, net of tax (Note 5)	—		11,191	(11,191)
Postretirement plans (Note 8):
Prior service cost, net of tax	121	121		121
Net actuarial loss, net of tax	(90,571)	(90,571)		(90,571)
Gain due to amendments, net of tax	33	33		33
Curtailment/settlement loss, net of tax	(159)	(159)		(159)

Postretirement plans, net of tax	(90,576)	(90,576)		(90,576)

Comprehensive loss		$(65,473)

Purchase of treasury stock	(102,018)							(102,018)
Dividends declared:
Class A $1.77 per share	(91,236)		(91,236)
Class B $265.50 per share	(677)		(677)

Balance, December 31, 2008	$791,875		$1,728,690	$(135,854)	$1,991	$179	$7,830	$(810,961)

Comprehensive loss:
Net income	108,490	108,490	108,490
Other comprehensive income (loss):
Unrealized gain on securities, net of tax (Note 8)	74,745	74,745		74,745
Cumulative effect of accounting changes, net of tax (Note 2)	—		6,692	(6,692)
Postretirement plans (Note 8):
Prior service cost, net of tax	379	379		379
Net actuarial gain, net of tax	26,972	26,972		26,972
Loss due to amendments, net of tax	(2,129)	(2,129)		(2,129)
Curtailment/settlement loss, net of tax	(751)	(751)		(751)

Postretirement plans, net of tax	24,471	24,471		24,471

Comprehensive income		$207,706

Purchase of treasury stock	(3,141)							(3,141)
Conversion of Class B shares to Class A shares	—				1	(1)
Dividends declared:
Class A $1.83 per share	(93,764)		(93,764)
Class B $274.50 per share	(699)		(699)

Balance, December 31, 2009	$901,977		$1,749,409	$(43,330)	$1,992	$178	$7,830	$(814,102)

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of operations
Erie Indemnity Company (“Indemnity” or “Company”) is a publicly held Pennsylvania business corporation that since 1925 has been the managing Attorney-in-Fact for the subscribers of Erie Insurance Exchange (“Exchange”). The Exchange is a subscriber (policyholder) owned Pennsylvania-domiciled reciprocal insurer that writes property/casualty insurance. Our primary function is to perform certain services for the Exchange relating to sales, underwriting and issuance of policies on behalf of the Exchange. This is done in accordance with a subscribers agreement (a limited power of attorney) executed by each subscriber (policyholder), appointing us as their common attorney-in-fact to transact business on their behalf and to manage their affairs at the Exchange. We earn a management fee from the Exchange for these services.
The Exchange and its wholly-owned subsidiary, Flagship City Insurance Company (“Flagship”) and the Indemnity’s wholly-owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”) and the Erie Insurance Property and Casualty Company (“EPC”), comprise the Property and Casualty Group. The Property and Casualty Group is a regional insurance group operating in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia. The Property and Casualty Group primarily writes personal auto insurance, which comprises 48% of its 2009 direct premiums.
The Indemnity also owns 21.6% of the common stock of the Erie Family Life Insurance Company (“EFL”), an affiliated life insurance company; the Exchange owns the remaining 78.4%. EFL underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities.
The Indemnity, together with the members of the Property and Casualty Group and EFL, operate collectively as the Erie Insurance Group (“Group”).
Note 2. Significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) that differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities. See also Note 19. The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain amounts previously reported in the 2008 financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications only affected the Consolidated Statements of Operations and Cash Flows. The reclassifications in the Consolidated Statements of Operations resulted from new accounting guidance (See Note 5). These reclassifications had no effect on previously reported net income.
Investments
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
Fixed income and redeemable preferred stock (debt securities) are evaluated monthly for other-than-temporary impairment loss. For debt securities that have experienced a decline in fair value and we intend to sell or for which it is

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Significant accounting policies (continued)
more likely than not we will be required to sell the security before recovery of its amortized cost, an other-than-temporary impairment is deemed to have occurred and is recognized in earnings.
Debt securities that have experienced a decline in fair value and that we do not intend to sell, and that we will not be required to sell before recovery, are evaluated to determine if the decline in fair value is other-than-temporary.
Some factors considered in this evaluation include:
•	the extent and duration to which fair value is less than cost;

•	historical operating performance and financial condition of the issuer;

•	short and long-term prospects of the issuer and its industry based on analysts’ recommendations;

•	specific events that occurred affecting the issuer, including a ratings downgrade;

•	near term liquidity position of the issuer; and

•	compliance with financial covenants.
If a decline is deemed to be other-than-temporary, an assessment is made to determine the amount of the total impairment related to a credit loss and that related to all other factors. Consideration is given to all available information relevant to the collectibility of the security in this determination. If the entire amortized cost basis of the security will not be recovered, a credit loss exists. Currently, we have the intent to sell all of our securities that have been determined to have a credit-related impairment. As a result, the entire amount of the impairment has been recognized in earnings. If we had securities with credit impairments that we did not intend to sell, the non-credit portion of the impairment would have been recorded in other comprehensive income.
Impairment charges on non-redeemable preferred securities and hybrid securities with equity characteristics are included in earnings consistent with the treatment for equity securities. This is a more conservative approach since the lack of a final maturity and unlikelihood of a call means recovery is uncertain and would occur over a multi-year period.
Trading securities — Common stock securities were reclassified from available-for-sale at December 31, 2007 to trading on January 1, 2008 upon our election to report our common stock portfolio at fair value. As of January 1, 2008, unrealized gains and losses on these securities are included in net realized (losses) gains in the Consolidated Statements of Operations. Realized gains and losses on sales of common stock are recognized in income based upon the specific identification method. Dividend income is recognized as earned.
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
The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2009.
Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. The fair value amounts for our private equity and mezzanine debt partnerships are based on the financial statements of the general partners, who use multiple methods to estimate fair value including the market approach, income approach and/or the cost approach. The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities. Such valuation techniques often use market multiples derived from a set of comparables. The income approach uses valuation techniques to convert future cash flows

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Significant accounting policies (continued)
or earnings to a single discounted present value amount. The measurement is based on the value indicated by current market expectations on those future amounts. The cost approach is derived from the amount that is currently required to replace the service capacity of an asset. If information becomes available that would impair the cost of these partnerships, then the general partner would generally adjust to the net realizable value.
For real estate limited partnerships, the general partners record these at fair value based on an independent appraisal or internal estimates of fair value.
We perform various procedures in review of the general partners’ valuations. While we generally rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments at the fund level as necessary. There were no valuation changes in 2009, 2008 or 2007. As there is a limited market for these investments, they have the greatest potential for market price variability.
Unrealized gains and losses for these investments are reflected in equity in earnings (losses) on limited partnerships in our Consolidated Statements of Operations in accordance with the equity method of accounting. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
Cash and cash equivalents — Cash equivalents are principally comprised of investments in bank money market funds and approximate fair value.
Insurance liabilities
The liability for losses and loss expenses includes estimates for claims that have been reported and those that have been incurred but not reported, and estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate indicator of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedures, as well as external factors, such as economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
We regularly review the adequacy of our estimated loss and loss expense reserves by line of business. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Agent bonus estimates
Agent bonuses are based on an individual agency’s property/casualty underwriting profitability and also include a component for growth in agency property/casualty premiums if the agency’s underwriting profitability targets for our book of business are met. The estimate for agent bonuses, which are based on the performance over 36 months, is modeled on a monthly basis using actual underwriting data by agency for the two prior years combined with the current year-to-date actual data. At December 31 of each year, we use actual data available and record an accrual based on the expected payment amount. These costs are included in the cost of management operations in the Consolidated Statements of Operations.
Deferred taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Significant accounting policies (continued)
recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.
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
Recognition of premium revenues and losses
Insurance premiums written are earned over the terms of the policies on a pro-rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. Losses and loss expenses are recorded as incurred. Premiums earned and losses and loss expenses incurred are reflected net of amounts ceded to the Exchange on the Consolidated Statements of Operations. See also Note 18.
Recognition of service agreement revenue
Included in service agreement revenue are service charges we collect from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. Service charges, which are flat dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder. Service agreement revenues also includes late payment and policy reinstatement fees.
Recent accounting pronouncements
In June 2009, the FASB updated ASC 810, Consolidations, that amended the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (VIE) by requiring a qualitative analysis to determine if an enterprise’s variable interest results in a controlling financial interest. A primary beneficiary is expected to be identified through qualitative analysis, which evaluates the power to direct activities of the VIE, including its economic performance and the right to receive benefits from the VIE that are significant. This guidance is effective for fiscal years that begin after November 15, 2009. Under the current quantitative analysis, although we hold a variable interest in it, we are not deemed to be the primary beneficiary of the Exchange (see Note 17), and the Exchange’s financial statements are not consolidated with ours. Under the amended guidance we will have a controlling financial interest in the Exchange, by virtue of our attorney-in-fact relationship with the Exchange, and consolidation of the Exchange in our financial statements will be required effective for our first quarter 2010 financial statements. This will require that the Exchange’s financial statements, which are currently only prepared in accordance with statutory accounting principles, be prepared in accordance with GAAP. The Company will be required to incorporate the Exchange’s financial reporting process into its Sarbanes-Oxley 404 internal control reporting requirements. Given the materiality of the Exchange’s operations, consolidating the Exchange’s financial statements with the Company’s will materially change our reporting entity’s assets, liabilities, revenues, expenses, related footnote disclosures and the overall presentation of management’s discussion and analysis. The Exchange’s equity will be shown as noncontrolling interests in such consolidated statements and the net income and equity attributable to the shareholders will be unchanged by this presentation.
FASB ASC 855, Subsequent Events, was issued in June 2009 to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This statement became effective for periods ending after June 15, 2009.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Significant accounting policies (continued)
On July 1, 2009, we adopted new accounting guidance related to the codification of accounting standards and the hierarchy of GAAP established by the Financial Accounting Standards Board (the “FASB”). This accounting guidance established two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. All other accounting literature is nonauthoritative. There was no impact on our consolidated financial statements upon adoption of this standard.
In April 2009, the Financial Accounting Standards Board provided additional application guidance and enhanced disclosure requirements regarding fair value measurements and impairments of securities as follows:
•	FASB ASC 820, Fair Value Measurements and Disclosures, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This guidance states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. The additional disclosures required by this guidance, including the inputs and valuation techniques used to measure fair values and any changes in such, have been included in Note 5.

•	FASB ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this guidance in the second quarter of 2009 and the additional fair value disclosures were provided in the interim periods. See annual disclosures in Note 5.

•	On April 1, 2009, we adopted new accounting guidance under FASB ASC 320, Investments — Debt and Equity Securities. This guidance amended the other-than-temporary impairment (OTTI) model for debt securities and requires that credit-related losses and securities in an unrealized loss position that we intend to sell be recognized in earnings, with the remaining decline recognized in other comprehensive income. Additionally, this accounting guidance modified the presentation of OTTI in the statement of operations with the total OTTI presented along with an offset for the amount of OTTI recognized in other comprehensive income. Disclosures include further disaggregation of securities, methodology, inputs related to credit-related loss impairments and a rollforward of credit-related loss impairments. The adoption of this guidance required a cumulative effect adjustment to reclass previously recognized non-credit other-than-temporary impairments from retained earnings to other comprehensive income. The net impact of the cumulative effect adjustment increased retained earnings and decreased other comprehensive income by $6.7 million, net of tax. Disclosures regarding our impairment methodology are included in this note under the caption Investments. The remaining disclosures regarding credit and non-credit related impairments have been provided in Note 6.
In 2007, the FASB issued guidance under FASB ASC 325, Financial Instruments, that gave us the irrevocable option to report selected financial assets and liabilities at fair value and established presentation and disclosure requirements. We adopted the fair value option for our common stock portfolio. Beginning January 1, 2008, all changes in fair value of our common stock are recognized in earnings as they occur. The net impact of the cumulative effect adjustment for our common stock portfolio on January 1, 2008 increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax. See also Note 5.
In 2006, FASB ASC 820, Fair Value Measurements and Disclosures, was updated to provide guidance for using fair value to measure assets and liabilities as well as enhances disclosures about fair value measurements which became effective for us on January 1, 2008. The standard did not expand the use of fair value in any new circumstances and thus, did not have an impact on our financial position, results of operations or cash flows. The guidance established a fair value hierarchy that prioritizes the inputs for valuation techniques used to measure fair value into three levels. The required disclosures concerning inputs used to measure fair value are included in Note 5.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Earnings per share
Basic earnings per share are calculated under the two-class method which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 13. Class A diluted earnings per share are calculated under the if-converted method which reflects the conversion of Class B shares and the effect of a potentially dilutive outstanding employee stock-based award and awards not yet vested related to the outside directors’ stock compensation plan. The 2007 calculation also includes the effect of potentially dilutive outstanding employee stock-based awards under the pre-2004 long term incentive plan. See Note 11.
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented below for each class of common stock.

	For the years ended December 31,
	2009			2008			2007
	Allocated	Weighted	Per-	Allocated	Weighted	Per-	Allocated	Weighted	Per-
(dollars in thousands,	net income	shares	share	net income	shares	share	net income	shares	share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount	(numerator)	(denominator)	Amount

Class A — Basic EPS:
Income available to Class A stockholders	$107,694	51,250,606	$2.10	$68,718	51,824,649	$1.34	$211,477	55,928,177	$3.80

Dilutive effect of stock awards	0	17,022	—	0	20,095	—	0	17,439	—

Assumed conversion of Class B shares	796	6,117,600	—	521	6,122,400	—	1,468	6,151,200	—

Class A — Diluted EPS
Income available to Class A stockholders on Class A equivalent shares	$108,490	57,385,228	$1.89	$69,239	57,967,144	$1.19	$212,945	62,096,816	$3.43

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$796	2,549	$312.45	$521	2,551	$204.20	$1,468	2,563	$572.98

Note 4. Segment information
We operate our business as three reportable segments: management operations, insurance underwriting operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies, with the exception of the management fee revenues received from the property/casualty insurance subsidiaries. These revenues are not eliminated in the segment detail below, as our decisions are based on the segment presentation. See also Note 2. Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making. No single customer or agent provides 10% or more of revenues for the Property and Casualty Group.
Our principal operations consist of serving as attorney-in-fact for the Exchange, which constitutes our management operations. We operate in this capacity solely for the Exchange. Our insurance underwriting operations arise through direct business of our property/casualty insurance subsidiaries and by virtue of the pooling agreement between our subsidiaries and the Exchange, which includes assumed reinsurance from nonaffiliated domestic and foreign sources. The Exchange exited the assumed reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Segment information (continued)
includes only run-off activity of the assumed reinsurance business. Insurance provided in the insurance underwriting operations consists of personal and commercial lines and is sold by independent agents. Personal lines consist primarily of private passenger auto and are marketed to individuals, and commercial lines are marketed to small- and medium-sized businesses. The performance of personal lines and commercial lines is evaluated by our management based upon the underwriting results as determined under statutory accounting principles (SAP) for the total pooled business of the Property and Casualty Group.
We evaluate profitability of our management operations segment principally on the gross margin from management operations. Profitability of the insurance underwriting operations segment is evaluated principally based on the combined ratio. Investment operations performance is evaluated based on appreciation of assets, rate of return and overall return. Summarized financial information for these operations is presented below.

	Years ended December 31
(in thousands)	2009	2008	2007
Management operations
Operating revenue
Management fee revenue	$965,110	$949,775	$947,023
Service agreement revenue	34,783	32,298	29,748

Total operating revenue	999,893	982,073	976,771
Cost of management operations	813,411	809,548	799,597

Income before income taxes	$186,482	$172,525	$177,174

Net income from management operations	$126,657	$116,475	$120,362

Insurance underwriting operations
Operating revenue
Premiums earned:
Personal lines	$150,593	$146,826	$145,007
Commercial lines	58,762	61,274	62,913
Reinsurance — nonaffiliates	102	(693)	(358)

Total premiums earned	209,457	207,407	207,562

Operating expenses
Losses and expenses:
Personal lines	156,705	137,221	129,788
Commercial lines	48,516	58,133	53,930
Reinsurance — nonaffiliates	2,600	(1,256)	(819)

Total losses and expenses	207,821	194,098	182,899

Income before income taxes	$1,636	$13,309	$24,663

Net income from insurance underwriting operations	$1,111	$8,985	$16,754

Investment operations
Investment income, net of expenses	$41,728	$44,181	$52,833
Net realized gains (losses) on investments	10,396	(43,515)	17,265
Net impairment losses recognized in earnings	(12,059)	(69,504)	(22,457)
Equity in (losses) earnings of limited partnerships	(76,108)	5,710	59,690

Total investment (loss) income — unaffiliated	$(36,043)	$(63,128)	$107,331

Net (loss) income from investment operations	$(24,480)	$(42,619)	$72,915

Equity in earnings (losses) of EFL, net of tax	$5,202	$(13,603)	$2,914

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Segment information (continued)
Reconciliation of reportable segment revenues and operating expenses to the Consolidated Statements of Operations

	Years ended December 31
(in thousands)	2009	2008	2007
Segment revenues	$1,209,350	$1,189,480	$1,184,333
Elimination of intersegment management fee revenues	(53,087)	(52,249)	(52,042)

Total operating revenue	$1,156,263	$1,137,231	$1,132,291

Segment operating expenses	$1,021,232	$1,003,646	$982,496
Elimination of intersegment management fee expenses	(53,087)	(52,249)	(52,042)

Total operating expenses	$968,145	$951,397	$930,454

The intersegment revenues and expenses that are eliminated in the Consolidated Statements of Operations relate to our property/casualty insurance subsidiaries 5.5% share of the management fees paid to us.
Note 5. Fair Value
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
Level 1	Quoted prices for identical instruments in active markets not subject to adjustments or discounts.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Instruments whose significant value drivers are unobservable and reflect management’s estimate of fair value based on assumptions used by market participants in an orderly transaction as of the valuation date.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Fair Value (continued)
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input:

	December 31, 2009
		Fair value measurements using:
		Quoted prices in
		active markets for	Significant	Significant
		identical assets	observable inputs	unobservable inputs
(in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$664,026	$6,089	$648,211	$9,726
Preferred stock	37,725	8,823	27,661	1,241
Trading securities:
Common stock	42,153	42,134	0	19

Total	$743,904	$57,046	$675,872	$10,986

Level 3 Invested Assets — Quarterly Change:

	Beginning
	balance at		Included in other	Purchases,	Transfers in	Ending balance
	September 30,	Included in	comprehensive	sales and	and (out) of	at December 31,
(in thousands)	2009	earnings (1)	income	adjustments	Level 3 (2)	2009

Available-for-sale securities:
Fixed maturities	$11,679	$(602)	$114	$(48)	$(1,417)	$9,726
Preferred stock	1,184	0	57	0	0	1,241
Trading securities:
Common stock	22	(3)	0	0	0	19

Total Level 3 assets	$12,885	$(605)	$171	$(48)	$(1,417)	$10,986

Level 3 Invested Assets — Year-to-Date Change(3):

	Beginning
	balance at		Included in other	Purchases,	Transfers in	Ending balance
	December 31,	Included in	comprehensive	sales and	and (out) of	at December 31,
(in thousands)	2008	earnings (1)	income	adjustments	Level 3 (2)	2009

Available-for-sale securities:
Fixed maturities	$14,217	$(1,180)	$1,908	$711	$(5,930)	$9,726
Preferred stock	11,818	0	672	0	(11,249)	1,241
Trading securities:
Common stock	22	(3)	0	0	0	19

Total Level 3 assets	$26,057	$(1,183)	$2,580	$711	$(17,179)	$10,986

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or twelve months ended December 31, 2009 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.

(3)	Year-to-date rollforward amounts may include inter-category eliminations from prior quarter activity due to security transfers in and out of Level 3.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Fair Value (continued)
The following table represents the fair value measurements on a recurring basis for our invested assets by major category and level of input:

	December 31, 2008
		Fair value measurements using:
		Quoted prices in
		active markets for	Significant	Significant
		identical assets	observable inputs	unobservable inputs
(in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities:
Fixed maturities	$563,429	$6,272	$542,940	$14,217
Preferred stock	55,281	35,207	8,256	11,818
Trading securities:
Common stock	33,338	33,316	0	22

Total	$652,048	$74,795	$551,196	$26,057

Level 3 Invested Assets — Quarterly Change:

	Beginning
	balance at		Included in other	Purchases,	Transfers in	Ending balance
	September 30,	Included in	comprehensive	sales and	and (out) of	at December 31,
(in thousands)	2008	earnings (1)	income	adjustments	Level 3 (2)	2008

Available-for-sale securities:
Fixed maturities	$28,063	$(2,083)	$(3,071)	$(6,517)	$(2,175)	$14,217
Preferred stock	13,178	(357)	(1,003)	0	0	11,818
Trading securities:
Common stock	22	0	0	0	0	22

Total Level 3 assets	$41,263	$(2,440)	$(4,074)	$(6,517)	$(2,175)	$26,057

Level 3 Invested Assets — Year-to-Date Change:

	Beginning
	balance at		Included in other	Purchases,	Transfers in	Ending balance
	December 31,	Included in	comprehensive	sales and	and (out) of	at December 31,
(in thousands)	2007	earnings (1)	income	adjustments	Level 3 (2)	2008

Available-for-sale securities:
Fixed maturities	$10,941	$(3,334)	$(3,324)	$(5,071)	$15,005	$14,217
Preferred stock	5,858	(2,193)	(2,204)	2,000	8,357	11,818
Trading securities:
Common stock	21	0	1	0	0	22

Total Level 3 assets	$16,820	$(5,527)	$(5,527)	$(3,071)	$23,362	$26,057

(1)	These losses are a result of other-than-temporary impairments and are reported in the Consolidated Statements of Operations. There were no unrealized gains or losses included in earnings at December 31, 2008 on Level 3 securities.

(2)	Transfers in to Level 3 would be attributable to changes in the availability of market observable information for individual securities within the respective categories.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Fair Value (continued)
Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when in our judgment a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions. At December 31, 2009, we adjusted eight prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes. The value of these securities based on prices from the pricing service was $8.5 million, while the ultimate value used in our financial statements was $8.6 million. We perform continuous reviews of the prices obtained from the pricing service. This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper level classification of the financial instrument. Price variances, including large periodic changes, are investigated and corroborated by market data. We have reviewed the pricing methodologies of our pricing service and believe that their prices adequately consider market activity in determining fair value.
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
The following table sets forth the fair value of our fixed maturity and preferred stock securities by pricing source as of December 31, 2009:

(in thousands)		December 31, 2009
	Total	Level 1	Level 2	Level 3

Fixed maturity securities:
Priced via pricing services	$649,780	$6,089	$643,691	$0
Priced via market comparables/non-binding broker quote (1)	5,742	0	4,520	1,222
Priced via internal modeling (2)	8,504	0	0	8,504

Total fixed maturity securities	664,026	6,089	648,211	9,726
Preferred stock securities:
Priced via pricing services	31,543	8,823	22,720	0
Priced via market comparables/non-binding broker quote (1)	4,941	0	4,941	0
Priced via internal modeling (2)	1,241	0	0	1,241

Total preferred stock securities	37,725	8,823	27,661	1,241

Total available-for-sale securities	$701,751	$14,912	$675,872	$10,967

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)	Internal modeling using a discounted cash flow model was performed on ten Level 3 securities representing less than 1.4% of the total available-for-sale portfolio.
We have no assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2009.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Fair Value (continued)
Fair Value Option
Effective January 1, 2008, the Company adopted the fair value option for our common stock portfolio. See Note 2. The following table represents the December 31, 2007 carrying value of these assets, the transition adjustment booked to retained earnings and the carrying value as of January 1, 2008.

			January 1, 2008
	December 31, 2007	Cumulative effect	fair value
	(carrying value	adjustment to January 1,	(carrying value
(in thousands)	prior to adoption)	2008 retained earnings	after adoption)

Common stock	$108,090	$17,216	$108,090

Deferred tax adjustment		(6,025)

Carrying value, net of deferred tax adjustment		$11,191

Note 6. Investments
The following tables summarize the cost and fair value of available-for-sale securities at December 31, 2009 and 2008:

	At December 31, 2009
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in thousands)	cost	gains	losses	fair value

Available-for-sale securities:
Fixed maturities
U.S. treasuries and government agencies	$2,625	$291	$0	$2,916
Foreign government	1,998	102	0	2,100
Municipal securities	235,250	8,942	459	243,733
U.S. corporate debt — non-financial	172,231	9,800	670	181,361
U.S. corporate debt — financial	148,759	6,668	3,630	151,797
Foreign corporate debt — non-financial	26,799	1,790	210	28,379
Foreign corporate debt — financial	19,063	982	522	19,523
Structured securities:
Asset-backed securities — auto loans	4,000	125	0	4,125
Collateralized debt obligations	9,697	334	1,645	8,386
Commercial mortgage-backed	5,516	84	146	5,454
Residential mortgage-backed:
Government sponsored enterprises	13,525	228	119	13,634
Non-government sponsored enterprises	2,744	0	126	2,618

Total fixed maturities	$642,207	$29,346	$7,527	$664,026

Equity securities
U.S. nonredeemable preferred securities:
Financial	$20,055	$2,607	$1,239	$21,423
Non-financial	8,734	918	220	9,432
Government sponsored enterprises	166	179	0	345
Foreign nonredeemable preferred securities:
Financial	4,893	746	130	5,509
Non-financial	1,000	16	0	1,016

Total equity securities	$34,848	$4,466	$1,589	$37,725

Total available-for-sale securities	$677,055	$33,812	$9,116	$701,751

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)

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

The amortized cost and estimated fair value of fixed maturities at December 31, 2009, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	cost	fair value
Due in one year or less	$38,994	$39,533
Due after one year through five years	253,090	265,480
Due after five years through ten years	253,167	261,439
Due after ten years	96,956	97,574

Total fixed maturities	$642,207	$664,026

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
Fixed maturities and equity securities in a gross unrealized loss position are as follows. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings

Fixed maturities
Municipal securities	$18,487	$240	$4,949	$219	$23,436	$459	12
U.S. corporate debt — non- financial	18,738	260	8,079	410	26,817	670	16
U.S. corporate debt — financial	23,728	270	40,090	3,360	63,818	3,630	44
Foreign corporate debt — non-financial	0	0	3,776	210	3,776	210	3
Foreign corporate debt — financial	2,314	27	2,671	494	4,985	521	4
Structured securities:
Collateralized debt obligations	49	1	3,104	1,645	3,153	1,646	6
Commercial mortgage-backed	0	0	1,361	146	1,361	146	1
Residential mortgage-backed:
Government sponsored enterprises	5,856	119	0	0	5,856	119	2
Non-government sponsored enterprises	0	0	2,618	126	2,618	126	2

Total fixed maturities	$69,172	$917	$66,648	$6,610	$135,820	$7,527	90

Equity securities
U.S. nonredeemable preferred securities:
Financial	$4,859	$414	$5,487	$824	$10,346	$1,238	8
Non-financial	2,921	79	3,909	142	6,830	221	3
Foreign nonredeemable preferred securities:
Financial	0	0	1,000	130	1,000	130	1

Total equity securities	$7,780	$493	$10,396	$1,096	$18,176	$1,589	12

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Investment grade	$69,123	$916	$48,515	$4,299	$117,638	$5,215	71
Non-investment grade	49	1	18,133	2,311	18,182	2,312	19

Total fixed maturities	$69,172	$917	$66,648	$6,610	$135,820	$7,527	90

The above securities have been evaluated and determined to be temporary impairments for which we expect to recover our entire principal. The primary components of this analysis are a general review of market conditions and financial performance of the issuer along with the extent and duration of which fair value is less than cost. A large portion of the unrealized losses greater than 12 months are related to U.S. financial securities. The continued unrealized loss positions in these securities are reflective of wide credit spreads due to the uncertain condition in the U.S. financial sectors. Any debt securities that we intend to sell or will more likely than not be required to sell before recovery are included in other-than-temporary impairments with the impairment charges recognized in earnings.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings

Fixed maturities
U.S. treasuries and government agencies	$948	$51	$0	$0	$948	$51	1
Foreign government	1,818	180	0	0	1,818	180	1
Municipal securities	82,222	2,960	4,291	886	86,513	3,846	53
U.S. corporate debt — non- financial	98,422	8,199	18,961	4,982	117,383	13,181	92
U.S. corporate debt — financial	70,528	10,625	18,047	5,182	88,575	15,807	84
Foreign corporate debt — non-financial	24,007	1,725	1,042	956	25,049	2,681	18
Foreign corporate debt — financial	10,514	2,029	2,154	846	12,668	2,875	11
Structured securities:
Asset-backed securities — auto loans	3,678	321	0	0	3,678	321	3
Collateralized debt obligations	6,198	4,192	426	170	6,624	4,362	13
Commercial mortgage-backed	2,064	396	1,198	88	3,262	484	4
Residential mortgage-backed:
Non-government sponsored enterprises	2,703	549	729	240	3,432	789	5

Total fixed maturities	$303,102	$31,227	$46,848	$13,350	$349,950	$44,577	285

Equity securities
U.S. nonredeemable preferred securities:
Financial	$18,370	$5,396	$741	$254	$19,111	$5,650	17
Non-financial	10,538	1,286	5,708	984	16,246	2,270	9
Government sponsored enterprises	15	1	0	0	15	1	1
Foreign nonredeemable preferred securities:
Financial	1,073	57	0	0	1,073	57	1
Non-financial	1,620	380	0	0	1,620	380	1

Total equity securities	$31,616	$7,120	$6,449	$1,238	$38,065	$8,358	29

Quality breakdown of fixed maturities at December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in thousands)	value	losses	value	losses	value	losses	holdings
Investment grade	$296,457	$29,067	$42,002	$12,217	$338,459	$41,284	271
Non-investment grade	6,645	2,160	4,846	1,133	11,491	3,293	14

Total fixed maturities	$303,102	$31,227	$46,848	$13,350	$349,950	$44,577	285

Investment income, net of expenses, was generated from the following portfolios for the years ended December 31 as follows:

(in thousands)	2009	2008	2007
Fixed maturities	$36,030	$35,806	$42,547
Equity securities	5,005	9,203	10,619
Cash equivalents and other	1,219	1,687	2,002

Total investment income	42,254	46,696	55,168
Less: investment expenses	526	2,515	2,335

Investment income, net of expenses	$41,728	$44,181	$52,833

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
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
There were no sales of limited partnerships in 2009. We sold our interest in ten partnerships in 2008 and two partnerships in 2007 which generated net realized gains.

	Years ended December 31,
(in thousands)	2009	2008	2007
Available-for-sale securities:
Fixed maturities
Gross realized gains	$4,724	$2,507	$2,301
Gross realized losses	(3,589)	(4,466)	(746)

Net realized gains (losses)	1,135	(1,959)	1,555

Equity securities
Gross realized gains	7,583	8,299	23,146
Gross realized losses	(6,826)	(12,870)	(7,912)

Net realized gains (losses)	757	(4,571)	15,234

Trading securities:
Common stock
Gross realized gains	2,300	11,921	0
Gross realized losses	(4,696)	(28,804)	0
Valuation adjustments	10,900	(21,730)	0

Net realized gains (losses)	8,504	(38,613)	0

Limited partnerships
Gross realized gains	0	3,541	538
Gross realized losses	0	(1,913)	(62)

Net realized gains	0	1,628	476

Net realized gains (losses) on investments	$10,396	$(43,515)	$17,265

The components of other-than-temporary impairments on investments are included below.

	Years ended December 31,
(in thousands)	2009	2008	2007
Fixed maturities	$(6,876)	$(35,974)	$(5,101)
Equity securities	(5,183)	(33,530)	(17,356)

Total	(12,059)	(69,504)	(22,457)
Portion recognized in other comprehensive income	0	0	0

Net impairment losses recognized in earnings	$(12,059)	$(69,504)	$(22,457)

In considering if fixed maturity securities were credit impaired some of the factors considered include: potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired fixed

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
maturity securities, therefore the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income. Prior to the second quarter of 2009 when new impairment guidance was issued for debt securities, the impairment policy for fixed maturities was consistent with that of equity securities. See also Note 2.
Limited partnerships
Our limited partnership investments are recorded using the equity method of accounting as our ownership interest is less than 50% in any limited partnership and we do not exercise significant influence over any of these partnerships. As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2009 are comprised of general partnership financial results for the fourth quarter of 2008 and the first, second, and third quarters of 2009. Therefore, the volatility in market conditions experienced in these periods is included in our 2009 results. Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2009. Private equity and mezzanine debt sectors appear to be stabilizing; however, there may be additional deterioration in the real estate sector. Such declines could be significant. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
Equity in losses from limited partnerships as reported in the Consolidated Statements of Operations totaled $76.1 million in 2009 compared to earnings of $5.7 million and $59.7 million in 2008 and 2007, respectively.
We have provided summarized financial information in the following table for the years ended December 31, 2009 and 2008. Amounts provided in the table are presented using the latest available financial statements received from the partnerships.

	Recorded by Erie Indemnity Company
(dollars in thousands)	as of and for the year ended December 31, 2009
			Loss
			recognized
			due to valuation
			adjustments	(Loss)
Investment percentage in partnership	Number of	Asset	by the	income
for Erie Indemnity Company	partnerships	recorded	partnerships	recorded

Private equity:
Less than 10%	29	$82,533	$(10,828)	$(982)
Greater than or equal to 10% but less than 50%	1	3,035	(226)	(507)

Total private equity	30	85,568	(11,054)	(1,489)
Mezzanine debt:
Less than 10%	15	47,990	(5,470)	1,066
Greater than or equal to 10% but less than 50%	1	2,708	(1,122)	551

Total mezzanine debt	16	50,698	(6,592)	1,617
Real estate:
Less than 10%	24	89,436	(46,921)	(748)
Greater than or equal to 10% but less than 50%	4	9,278	(11,199)	278

Total real estate	28	98,714	(58,120)	(470)

Total limited partnerships	74	$234,980	$(75,766)	$(342)

Per the limited partner financial statements, total partnership assets were $35.5 billion and total partnership liabilities were $8.2 billion at December 31, 2009 (as recorded in the September 30, 2009 limited partnership financial statements). For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2008 and first three quarters of 2009), total partnership valuation adjustment losses were $5.0 billion and total partnership net loss was $0.5 billion.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Investments (continued)
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
Our investments in the limited partnerships held at December 31, 2009 and 2008 have aggregate assets, liabilities, valuation adjustments and net income (loss) from the most recently available financial statements received from the partnerships, which in almost all cases are unaudited financial statements as of September 30, 2009.
See also Note 21 for investment commitments related to limited partnerships.
Securities lending program
We previously participated in a program whereby marketable securities from our investment portfolio were lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral initially equal to 102% of the value of the securities on loan and are thereafter maintained at a minimum of 100% of the fair value of the securities loaned. The process of terminating this program was completed in 2009. We had loaned securities included as part of our invested assets with a fair value of $17.5 million at December 31, 2008.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Bank Line of Credit
As of December 31, 2009, we have available with a bank a $100 million line of credit that expires on December 31, 2011. There were no borrowings outstanding on the line of credit at December 31, 2009. Bonds with a fair value of $132.7 million are pledged as collateral on the loan at December 31, 2009. These securities have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statement of Financial Position at December 31, 2009. The bank requires compliance with certain covenants which include minimum net worth and leverage ratios. We are in compliance with all bank covenants at December 31, 2009.
Note 8. Comprehensive income
The components of changes to comprehensive (loss) income follow for the years ended December 31:

(in thousands)	2009	2008	2007
Unrealized gain (loss) on securities:
Gross unrealized holding gains (losses) on investments arising during year	$127,556	$(159,189)	$(22,772)
Reclassification adjustment for gross (gains) losses included in net income	(12,563)	91,289	5,192

Unrealized holding gains (losses) excluding realized (gains) losses, gross	114,993	(67,900)	(17,580)
Income tax (expense) benefit related to unrealized (losses) gains	(40,248)	23,765	6,153

Net unrealized holding gains (losses) on investments arising during year	74,745	(44,135)	(11,427)
Postretirement plans:
Amortization of prior service cost	582	187	342
Amortization of actuarial loss (gain)	3,027	(4)	1,409
Net actuarial gain (loss) during year	38,468	(139,336)	18,440
(Losses) gains due to plan changes during year	(3,275)	50	(1,334)
Curtailment/settlement (loss) gain arising during year	(1,155)	(244)	5,839

Postretirement benefits, gross	37,647	(139,347)	24,696
Income tax (expense) benefit related to postretirement benefits	(13,176)	48,771	(8,643)

Postretirement plans, net	24,471	(90,576)	16,053

Change in other comprehensive income (loss), net of tax	$99,216	$(134,711)	$4,626

On January 1, 2008, we adopted the fair value option for our common stock portfolio. Changes in the fair value of these securities, which were previously recorded in other comprehensive income, are now recognized in earnings as they occur. The cumulative effect adjustment for our common stock portfolio increased retained earnings and reduced other comprehensive income by $11.2 million, net of tax. See also Note 5.
The components of accumulated other comprehensive (loss) income, net of tax, as of December 31 are as follows:

(in thousands)	2009	2008
Accumulated net appreciation (depreciation) of investments	$27,780	$(40,268)
Accumulated net losses associated with postretirement benefits	(71,110)	(95,586)

Accumulated other comprehensive loss	$(43,330)	$(135,854)

Note 9. Equity in Erie Family Life Insurance
EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. We own 21.6% of EFL’s common shares outstanding accounted for using the equity method of accounting. Our share of EFL’s undistributed earnings included in retained earnings as of December 31, 2009 and 2008, totaled $55.2 million and $43.8 million, respectively.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Equity in Erie Family Life Insurance (continued)
The following presents condensed financial information for EFL on a U.S. GAAP basis:

(in thousands)	2009	2008	2007
Policy and other revenues	$63,939	$65,826	$60,285
Net investment income (expense)	66,170	(2,995)	87,586
Benefits and expenses	119,886	116,725	125,091
Income (loss) before income taxes	10,223	(53,894)	22,780
Income tax (benefit) expense	(15,636)	14,119	7,904
Net income (loss)	25,859	(68,013)	14,876
Comprehensive income (loss)	142,407	(138,213)	9,128
The increase in net investment income in 2009 was the result of impairment charges of $22.9 million in 2009 compared to $83.5 million in 2008. The more significant impairment charges in 2008 were primarily related to bonds and preferred stocks in the financial services industry.
Net income in 2009 was positively impacted by a reduction in the deferred tax valuation allowance of $18.9 million. A deferred tax valuation allowance of $32.8 million was recorded in the Statements of Operations for 2008 related to the more significant impairment charges and contributed to the net loss reported in 2008.
In 2008 a deferred tax valuation allowance of $6.8 million was recorded in accumulated other comprehensive income for unrealized losses on securities where the related deferred tax asset was not expected to be realized. This amount was reduced in 2009 driven by unrealized gains during the year. The deferred tax valuation allowance was $4.4 million at December 31, 2009.
Comprehensive income was positively impacted by the $26.9 million cumulative effect of implementing new other-than-temporary impairment guidance in the second quarter of 2009. Additionally, EFL experienced unrealized gains, after tax of $89.6 million in 2009 which contributed to the increase in comprehensive income and investments. The comprehensive loss for 2008 included unrealized losses after tax of $70.2 million resulting from the 2008 market conditions.

	As of December 31,
(in thousands)	2009	2008
Investments	$1,638,820	$1,327,553
Total assets	1,941,364	1,645,249
Liabilities	1,608,784	1,510,076
Accumulated other comprehensive income (loss)	17,984	(71,666)
Cumulative effect adjustment	26,899	—
Total shareholders’ equity	332,580	135,173
Book value per share	$35.19	$14.30
In June 2009, we made an $11.9 million capital contribution to EFL and the Exchange made a $43.1 million capital contribution to EFL to strengthen its surplus. The $55 million in capital contributions increased EFL’s investments and total shareholders’ equity.
During the second quarter of 2009, a required cumulative effect adjustment reclassified previously recognized non-credit other-than-temporary impairments of $26.9 million out of retained earnings. Deferred taxes of $9.4 million related to this cumulative effect adjustment were offset by a reduction in the valuation allowance in the same amount related to previously recognized impairments.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Equity in Erie Family Life Insurance (continued)
Total shareholders’ equity increased over $197 million at December 31, 2009 compared to December 31, 2008. The main factors driving this increase were $89.6 million in unrealized gains, net of tax, the capital contribution of $55 million, the cumulative effect adjustment of $26.9 million and net income of $25.9 million.
Note 10. Postretirement benefits
Pension and retiree health benefit plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan (SERP) for certain members of executive and senior management of the Group. The pension plans provide benefits to covered individuals satisfying certain age and service requirements. The defined benefit pension plan and SERP provide benefits through a final average earnings formula and a percent of average monthly compensation formula, respectively.
We previously provided retiree health benefits in the form of medical and pharmacy health plans for eligible retired employees and eligible dependents. In 2006, the retiree health benefit plan was curtailed by an amendment that restricted eligibility to those who attained age 60 and 15 years of service on or before July 1, 2010.
The liabilities for the plans described in this note are presented in total for all employees of the Group. The gross liability for postretirement benefits is presented in the Consolidated Statements of Financial Position as employee benefit obligations. Approximately 50% of postretirement benefit expenses are reimbursed to us from the Exchange and EFL.
Our affiliated entities are charged an allocated portion of net periodic benefit costs under the benefit plans. For our funded pension plan, amounts are settled in cash throughout the year for related entities’ share of net periodic benefit costs. For our unfunded plans, we pay the obligations when due. Amounts are settled in cash with our affiliates when there is a payout under the unfunded plans. Amounts due from affiliates for obligations under unfunded plans are included in reinsurance recoverable from the Exchange on unpaid losses and loss expenses until such time as payments are made to participants in the plan.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)

Assumptions used to determine benefit obligations at period end

	2009	2008	2007

Employee pension plan:
Discount rate	6.11%	6.06%	6.62%
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase (1)	4.15	4.25	4.25
SERP:
Discount rate	6.11	6.06	6.62
Rate of compensation increase	6.00	6.00	6.00

Assumptions used to determine net periodic benefit cost

	2009	2008	2007

Employee pension plan:
Discount rate	6.06%	6.62%	6.25%
Expected return on plan assets	8.25	8.25	8.25
Rate of compensation increase	4.15	4.25	4.25
SERP:
Discount rate	6.06	6.62	6.25
Rate of compensation increase	6.00	6.00	6.00 — 7.25

(1)	Rate of compensation increase is age-graded. An equivalent single compensation increase rate of 4.15% in 2009 and 4.25% in 2008 and 2007 would produce similar results.
The two economic assumptions that have the most impact on the postretirement benefit expense are the discount rate and the long-term rate of return on plan assets. The discount rate assumption used to determine the benefit obligation was 6.11% for 2009 and was based on a bond-matching study that compared projected pension plan benefit flows to the cash flows from a comparable portfolio of fixed maturity instruments rated AA- or better with duration similar to plan liabilities. This same bond matching methodology was used in 2008 and 2007. The change in the discount rate to 6.06% in 2008 from 6.62% in 2007 was due to the turmoil in the fixed income markets at the end of 2008. The approach used to determine the long-term rate of return assumption derives expected future returns for each asset category based on applicable indices and their historical relationships under various market conditions. These expected future returns are then weighted based on our target asset allocation percentages for each asset category.
There was a shift in our target asset allocation percentage in late 2009 to 60% equity securities and 40% fixed income securities compared to 2008’s target of 65% equity securities and 35% fixed income securities.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
Pension benefit plans
The following tables set forth change in benefit obligation, plan assets and funded status of the pension plans as well as the net periodic benefit cost.
Pension benefits for the years ended December 31,

(in thousands)	2009		2008		2007
Change in benefit obligation
Benefit obligation at beginning of period	$326,071		$275,770		$274,044
Service cost	14,867		12,544		14,122
Interest cost	19,152		17,789		16,765
Amendments	3,275		80		1,334
Actuarial (gain) loss	(11,526)		33,855		(16,631)
Benefits paid	(4,450)		(3,701)		(3,019)
Impact due to curtailment	0		0		(3,688	)(1)
Impact due to settlement	(2,911	)(1)	(10,697	)(1)	(7,156	)(2)
Impact due to termination benefits	0		431	(1)	0

Benefit obligation at end of period	$344,478		$326,071		$275,771

Change in plan assets
Fair value of plan assets at beginning of period	$217,771		$288,324		$254,249
Actual return (loss) on plan assets	51,768		(81,947)		22,157
Employer contributions	14,280		15,035		14,849
Benefits paid	(4,390)		(3,641)		(2,931)

Fair value of plan assets at end of period	$279,429		$217,771		$288,324

Funded status at end of period	$(65,049)		$(108,301)		$12,553

Accumulated benefit obligation, December 31	$252,248		$237,948		$199,604

Amounts recognized in accumulated other comprehensive income, before tax
Net actuarial loss	$103,853		$144,562		$4,355
Prior service cost	5,547		2,962		3,316

Net amount recognized	$109,400		$147,524		$7,671

Amounts recognized in Consolidated Statements of Financial Position
Pension plan asset (defined benefit plan)	$0		$0		$32,460
Accrued benefit liability	(65,049)		(108,301)		(19,906)
Accumulated other comprehensive income, net of tax	71,110		95,891		4,986

Net amount recognized	$6,061		$(12,410)		$17,540

Components of net periodic benefit cost
Service cost	$14,867		$12,544		$14,122
Interest cost	19,151		17,789		16,765
Expected return on plan assets (3)	(24,472)		(24,170)		(21,028)
Amortization of prior service cost	690		434		493
Recognized net actuarial loss	3,042		9		1,408
Curtailment cost	0		0		532	(1)
Settlement (gain) cost	(1,155	)(1)	(244	)(1)	1,619	(2)
Termination charge	0		431	(1)	0

Net periodic benefit expense before allocation to affiliates	$12,123		$6,793		$13,911

(1)	In December 2007, employment agreements for certain members of executive management were signed which incorporated a payment in full of accrued SERP benefits as of December 2008 in a lump sum payment, after which time no additional SERP benefits would accrue. This resulted in the curtailment in 2007 and the subsequent settlement gains in 2008 and 2009. The 2008 termination charge relates to two of these members of executive management whose SERP payouts were to occur, and did occur, in 2009.

(2)	The 2007 settlements related to the annuity purchases and lump sum payouts made to three participants who retired in 2006.

(3)	The market-related value of plan assets is used to determine the expected return component of pension benefit cost. We use a four year averaging method to determine the market-related value, under which asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period. Once factored into the market-related asset value, these experience losses will be amortized over a period of 15 years, which is the average remaining service period of the employee group in the plan.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
The cumulative net actuarial loss was offset in 2009 by an actuarial gain resulting from actual investment returns that were greater than expected. Also contributing to the gain were assumption changes made based on actual experience, such as the decrease in the assumed rate of compensation increase. The 2008 actuarial loss was primarily due to a significant difference in the plan’s actual investment returns in 2008 from the expected returns assumed and the decrease in the discount rate assumption used to estimate the future benefit obligations to 6.06% in 2008 from 6.62% in 2007. The component of the $144.6 million actuarial loss produced in 2008 that related to the difference between actual and expected investment returns was $106.1 million. Recognition of this loss is being deferred over the subsequent four year period. The 2007 actuarial gain was primarily due to an increase in the discount rate assumption used to estimate the future benefit obligation from 6.25% in 2006 to 6.62% in 2007.
Amounts recognized in other comprehensive income for the years ended December 31 for pension plans were as follows:

	Pension plans
(in thousands)	2009	2008
Amortization of net actuarial loss	$(3,042)	$(9)
Amortization of prior service cost	(690)	(434)
Net actuarial (gain) loss arising during the year	(38,822)	139,972	(3)
Amendments	3,275 (1)	80
Impact due to settlement/termination	1,155 (2)	244	(4)

Total recognized in other comprehensive (income) loss	$(38,124)	$139,853

(1)	The charges recognized as amendments were the result of factoring in the prior service cost for six new plan participants in 2009.

(2)	Settlement charges relate to SERP payouts for certain executives.

(3)	Actuarial loss was due to the difference in the actual return on plan assets versus the expected return on plan assets, driven by the volatile market conditions experienced in 2008 and the decrease in the discount rate to 6.06% in 2008 from 6.62% in 2007.

(4)	Settlement charges related to SERP contractual termination benefits to be paid in 2009 for two executives.
The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 are $3.7 million and $0.7 million, respectively.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
Pension benefits for the years ended December 31,

(in thousands)	2009	2008	2007
Expected future cash flows
1st Year following the disclosure date	$5,778	$7,588	$16,740	*
2nd Year following the disclosure date	6,793	5,915	4,791
3rd Year following the disclosure date	8,175	7,026	5,835
4th Year following the disclosure date	9,585	8,433	6,919
5th Year following the disclosure date	11,003	9,956	8,315
Years 6 through 10 following disclosure date	87,002	77,245	66,867
Pension plan asset allocations (employee pension plan)
Equity securities	61.0%	64.7%	63.3%
Debt securities	39.0	35.3	36.2
Due in one year	0.4	0.8	0.0
Due beyond one year	38.6	34.5	36.2
Other	0.0	0.0	0.5
Total	100.0	100.0	100.0
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$7,960	$326,071	$19,906
Accumulated benefit obligation	4,022	237,948	16,119

*	Certain members of executive management were paid their full SERP benefits in a lump sum payment in December 2008, after which time no additional SERP benefits will accrue for them.
Our policy is to fund the employee pension plan for an amount equal to the normal cost for the plan but at least equal to the IRS minimum required contribution in accordance with the Pension Protection Act of 2006. For 2010, the expected contribution amount is $15 million.
The employee pension plan utilizes a return seeking and liability asset matching allocation strategy. It is based on the understanding that 1) equity investments are expected to outperform debt investments over the long-term, 2) the potential volatility of short-term returns from equities is acceptable in exchange for the larger expected long-term returns and 3) a portfolio structured across investment styles and markets (both domestic and foreign) reduces volatility. As a result, the employee pension plan’s investment portfolio utilizes a broadly diversified asset allocation across domestic and foreign equity and debt markets. The investment portfolio is composed of commingled pools that are dedicated exclusively to the management of employee benefit plan assets. The target asset allocation for the portfolio is:

Target
Allocation
Return seeking:
US equity index	17%
US large cap core equity	16
International risk-controlled equity	15
US small capitalization core equity	8
International small capitalization
risk-controlled equity	2
Emerging markets equity	2

60%
Liability matching:
Long duration fixed income	16
Broad market fixed income	15
Long duration corporate fixed income	8
Money market	1

40%

100%

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
The following table represents the fair value measurements for our pension plan assets by major category and level of input:

	At December 31, 2009
		Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable	inputs
(in thousands)	Total	Level 1	inputs Level 2	Level 3

Institutional money market fund	$1,572	$1,572	$0	$0

Return seeking assets:
US equity index (1)	48,299	0	48,299	0
US large capitalization core equity (2)	44,690	0	44,690	0
International risk-controlled equity (3)	43,133	0	43,133	0
US small capitalization core equity (4)	21,247	0	21,247	0
International small capitalization risk-controlled equity (5)	6,097	0	6,097	0
Emerging markets equity (6)	6,817	0	6,817	0

Liability matching assets:
Long duration fixed income (7)	42,574	0	42,574	0
Broad market fixed income (8)	42,045	0	42,045	0
Long duration corporate fixed income (9)	22,955	0	22,955	0

Total	$279,429	$1,572	$277,857	$0

(1)	This category comprises equity index funds not actively managed that track the S&P 500.

(2)	This category includes equity securities that seek to achieve excess returns relative to the S&P 500 while maintaining portfolio risk characteristics similar to the index.

(3)	This category seeks long-term capital growth with an emphasis on controlling return volatility relative to an international market index.

(4)	This category includes equity securities that seek to achieve excess returns relative to the Russell 2000 Index while maintaining portfolio risk characteristics similar to the index.

(5)	This category seeks to provide excess returns relative to an international small cap index, while matching the regional weights of the index.

(6)	This category seeks long-term capital growth in securities of companies that have their principal business activities in countries in the Morgan Stanley Capital International Emerging Markets Free Index.

(7)	This category seeks to generate returns that exceed the Barclays Capital Long Government/Credit Index through investment-grade fixed income securities.

(8)	This category seeks to generate returns that exceed the Barclays Capital US Aggregate Bond Index through investment-grade fixed income securities.

(9)	This category seeks to generate returns that exceed the Barclays Capital US Long Corporate Bond A or Better Index investing in US Corporate Bonds with an emphasis on long duration bonds rated A or better.
Estimates of fair values of the pension plan assets are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the pricing service. Our Level 2 category includes commingled pools. Estimates of fair values for securities held by our commingled pools are obtained primarily from the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no Level 3 investments during 2009.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Postretirement benefits (continued)
Retiree health benefit plan
The retiree health benefit plan was terminated in 2006. We continue to provide retiree health benefits only to employees who met certain age and service requirements on or before July 1, 2010. The accumulated benefit obligation and net periodic benefit cost of this plan were not material to our consolidated financial statements. At December 31, 2009 and 2008, the accumulated benefit obligation associated with these benefits was $8.0 million and $8.5 million, respectively. This plan is funded only as claims are incurred. During 2009, we recognized an increase in other comprehensive income of $0.5 million. During 2008, we recognized a decrease in other comprehensive income (loss) of $0.5 million. Periodic benefit costs, before reimbursements from our affiliates, were $0.3 million, $0.2 million and $0.4 million in 2009, 2008 and 2007, respectively.
Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth 401(k) savings plan. We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation. Matching contributions paid to the plan were $8.4 million, $8.2 million and $8.0 million in 2009, 2008 and 2007, respectively, before reimbursements from affiliates. Matching contributions after reimbursements from affiliates were $3.7 million in 2009, $3.5 million in 2008 and $3.4 million in 2007. Employees are permitted to invest the employer-matching contributions in our Class A common stock and may sell the shares at any time without restriction. The plan acquires shares in the open market necessary to meet the obligations of the plan. Plan participants held 0.2 million of our Class A shares at December 31, 2009 and 0.1 million shares at both December 31, 2008 and 2007. Liabilities for the 401(k) plan are presented in the Consolidated Statements of Financial Position as accounts payable and accrued expenses.
Note 11. Incentive plans and deferred compensation
We have separate annual and long-term incentive plans for our executive and senior management and regional vice presidents. We also make available deferred compensation plans for executive and senior management and outside directors.
Annual incentive plan
The annual incentive plan is a bonus plan that annually pays cash bonuses to our executive, senior and regional vice presidents.
The incentives under the annual incentive plan are based on the achievement of certain predetermined performance targets. These targets are established by the Executive Compensation and Development Committee of the Board and can include various financial measures. Incentives for the 2009 plan were based on measures specific to each member of executive and senior management, primarily on statutory reported combined ratio, policies in force of the Property and Casualty Group and direct written premium of the Property and Casualty Group, as defined in the plan. Incentives for the 2008 plan were based primarily on statutory reported combined ratio and policies in force of the Property and Casualty Group, as defined in the plan. Incentives for the 2007 plan were based primarily on adjusted operating ratio and growth in submitted applications of the Property and Casualty Group, as defined in the plan.
The cost of the plan is charged to operations as the compensation is earned over the performance period of one year. Earned amounts are allocated to related entities as incurred and settled in cash once the payout is made. The after-tax compensation cost charged to operations for the annual incentive plan bonus was $1.5 million, $1.7 million and $1.1 million for 2009, 2008 and 2007, respectively, after allocation to affiliates.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Incentive plans and deferred compensation (continued)
Long-term incentive plan
The long-term incentive plan (LTIP) is a performance based incentive plan designed to reward executive, senior and regional vice presidents who can have a significant impact on our long-term performance.
Pre-2004 LTIP — Prior to 2004, restricted stock awards were determined based on the achievement of predetermined financial performance goals for actual growth in our retained earnings. The 2003-2005 performance period was the final open award period under the pre-2004 LTIP. At December 31, 2008, all shares awarded for the 2003-2005 performance period vested. The average grant price for the 2003-2005 performance period was $52.65. The plan award of $0.5 million was paid in January 2009. Our share of this payment was $0.3 million.
2004 LTIP — Beginning in 2004, the LTIP award is based on the level of achievement of objective measures of performance over a three-year period as compared to a peer group of property/casualty companies that write predominately personal lines insurance. The 2009 and 2008 awards were based on the reported combined ratio, growth in direct written premiums and total return on invested assets as defined by the Erie Insurance Group. The 2007 awards were based on the adjusted combined ratio, growth in direct written premiums and total return on invested assets as defined by the Erie Insurance Group. These internal measures are compared to the same performance measures of a peer group of companies. Because the award is based on a comparison to results of a peer group over a three-year period, the award accrual is based on estimates of results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.
Beginning with the 2009-2011 performance period awards can be granted as either restricted performance shares and/or performance units. Restricted performance shares represent the right to receive shares of common stock. Performance units represent the right to receive a cash payment. Previously only restricted performance shares were awarded and were granted at the beginning of a performance period. The Compensation Committee now determines the form of the award to grant at the beginning of each performance period. Both the restricted performance shares and performance units are considered vested at the end of a performance period. The 2009-2011 performance period awards were granted as performance units.
The maximum number of shares which may be earned under the plan by any single participant during any one performance period is limited to 250,000 shares. The aggregate number of Class A common stock that may be issued pursuant to awards granted under the LTIP is 1.0 million shares. With respect to an award of performance units, the maximum dollar amount which may be earned under the plan by any single participant during any one performance period is $3 million. A liability is recorded and compensation expense is recognized ratably over the performance period.
At December 31, 2009, the awards for the 2007—2009 performance period were fully vested in accordance with the 2004 LTIP plan. The awards for this performance period will be calculated upon receipt of final financial information for the peer group. The estimated award based on the peer group information as of September 30, 2009, is 49,552 shares. The grant price will be the average of the high and low stock price on the date the award is paid. Our stock price as of January 29, 2010, was $39.00.
Earned amounts are allocated to related entities and settled in cash once the payout is made. The after-tax compensation cost charged to operations for these restricted stock awards was $1.3 million, $1.7 million and $1.3 million for the years ending December 31, 2009, 2008 and 2007, respectively, after allocation to affiliates.
Deferred compensation plans
The deferred compensation plans are arrangements for our executive, senior and regional vice presidents whereby the participants can elect to defer receipt of a portion of their compensation until a later date. Supplemental employee contributions to the deferred compensation plan are deferrals that cannot be credited to our tax-qualified 401(k) plan because they exceed the annual contribution or compensation limits of that plan. However, these contributions are credited with a company-matching contribution using the same formula as in our 401(k) plan. The

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Incentive plans and deferred compensation (continued)
deferred compensation plan for directors allows them to defer receipt of a portion of their director and meeting fees until a later date. Employees or directors participating in the respective plans select hypothetical investment funds for their deferrals and are credited with the hypothetical returns generated.
The awards, payments, deferrals and liabilities under the deferred compensation, annual and long-term incentive plans for officers and directors were as follows for the years ended December 31. The gross liabilities are presented separately in the Consolidated Statements of Financial Position, while allocations to affiliates are included in reinsurance recoverable from Erie Insurance Exchange on unpaid losses and loss expenses until such time as payments are made to participants under the plan.

(in thousands)	2009	2008	2007
Plan awards, employer match and hypothetical earnings
Long-term incentive plan awards	$3,640	$3,764	$6,672
Annual incentive plan awards	3,457	3,803	2,263
Deferred compensation plan, employer match and hypothetical earnings (losses)	1,110	(3,668)	1,896

Total plan awards and earnings	8,207	3,899	10,831

Total plan awards paid	7,963	10,918	14,949

Compensation deferred under the plans	261	265	397

Distributions from the deferred compensation plans	(581)	(1,593)	(2,493)
Gross incentive plan and deferred compensation liabilities	15,076	15,152	23,499
Allocation to affiliates	2,527	2,707	4,462

Net incentive plan and deferred compensation liabilities	$12,549	$12,445	$19,037

Our former president and chief executive officer resigned in August 2007. A Post-Employment Agreement was entered into in December 2007 which provided separation pay of $4.5 million that was paid on December 31, 2007. Our share of this payment was $2.9 million. Other deferred compensation and employee benefit obligations amounted to $0.6 million, of which our share was $0.4 million, were paid in 2008. Long-term incentive plan awards of $2.8 million, of which our share was $1.7 million, were paid in 2008. The final LTIP performance period was paid in January 2009, of which our share was less than $0.1 million.
Stock compensation plan for outside directors
We have a stock compensation plan for our outside directors to further align the interests of directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are reinvested into each director’s account with additional shares of our Class A common stock. In 2009, the annual charge related to this plan totaled $0.4 million. In 2008, compensation expense for this plan was offset by market value adjustments to the directors’ accounts resulting in a net credit of $0.2 million. In 2007, the annual charge related to this plan totaled $0.4 million.
Note 12. Income taxes
The provision for income taxes consists of the following for the years ended December 31:

(in thousands)	2009	2008	2007
Current income taxes	$55,803	$62,976	$96,045
Deferred income taxes	(7,016)	(23,111)	3,092

Total income taxes	$48,787	$39,865	$99,137

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Income taxes (continued)
The deferred income tax benefit in 2009 was driven by limited partnership losses. The deferred income tax benefit in 2008 was primarily driven by impairments and unrealized losses on common stock. The more significant impairment losses in 2008 related to bonds and preferred stocks in the financial services industry.
A reconciliation of the provision for income taxes with amounts determined by applying the statutory federal income tax rates to pre-tax income is as follows for the years ended December 31:

(in thousands)	2009	2008	2007
Income tax at statutory rates	$53,226	$42,947	$108,209
Tax-exempt interest	(3,039)	(3,147)	(4,391)
Dividends received deduction	(1,028)	(2,230)	(2,640)
Deferred tax valuation allowance	207	1,262	0
Other, net	(579)	1,033	(2,041)

Provision for income taxes	$48,787	$39,865	$99,137

Deferred tax asset valuation allowances of $1.5 million and $1.3 million were recorded at December 31, 2009 and December 31, 2008, respectively, related to impairments on investments where it is more likely than not that the related deferred tax asset will not be realized.
Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows for the years ended December 31:

(in thousands)	2009	2008
Deferred tax assets
Loss reserve discount	$4,587	$5,272
Unearned premiums	7,461	7,257
Net allowance for service fees and premium cancellations	2,571	2,565
Other employee benefits	6,148	5,894
Pension and other postretirement benefits	18,956	33,767
Write-downs of impaired securities	9,508	22,259
Capital loss carryover	4,527	2,281
Unrealized loss on investments	0	15,017
Limited partnerships	17,752	0
Other	3,272	3,611

Total deferred tax assets	$74,782	$97,923

Deferred tax liabilities
Deferred policy acquisition costs	$6,030	$5,786
Unrealized gains on investments	11,869	0
Equity interest in EFL	3,923	3,105
Limited partnerships	0	5,907
Depreciation	1,474	1,285
Prepaid expenses	4,017	5,532
Capitalized internally developed software	2,856	0
Other	2,310	2,171

Total deferred tax liabilities	$32,479	$23,786

Valuation allowance	1,469	(1,262)

Net deferred income tax asset	$40,834	$72,875

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Income taxes (continued)
We have one uncertain income tax position for which a current liability was recorded. As a related temporary tax difference was also recognized, there was no impact on our operations or financial position. We recognize interest related to our one uncertain tax position in income tax expense. Accrued estimated interest on our unrecognized tax benefit was $0.3 million and $0.4 million at December 31, 2009 and 2008, respectively. The IRS has examined tax filings through 2005 and is currently examining our federal income tax returns for 2006 and 2007. We do not currently estimate that our unrecognized tax benefits will change significantly in the next 12 months.
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
Note 13. Capital stock
Class A and B shares
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares for each Class B share. In 2009, five Class B shares were converted to 12,000 Class A shares. There were no conversions of Class B shares to Class A shares in 2008. In 2007, 22 Class B shares were converted to 52,800 Class A shares, of which 20 of the Class B shares converted were part of a $99.0 million repurchase of 1.9 million shares from the F. William Hirt Estate. F. William Hirt, former Chairman of the Board of the Company, passed away in July 2007. The Hirt repurchase was authorized by the Board of Directors separate from the current repurchase plan.
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
Stock repurchase plan
A stock repurchase program was authorized for our outstanding Class A common stock beginning January 1, 2004. In May 2009, our Board of Directors approved a continuation of the stock repurchase program through June 30, 2010. Treasury shares are recorded in the Consolidated Statements of Financial Position at cost. Shares repurchased under this plan totaled 0.1 million at a total cost of $3.1 million for 2009 and 2.1 million at a total cost of $102.0 million during 2008. Cumulative shares repurchased under this plan through 2009 totaled 11.8 million at a total cost of $613.2 million.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Unpaid losses and loss expenses
The following table provides a reconciliation of beginning and ending loss and loss expense liability balances for our wholly-owned property/casualty insurance subsidiaries for the years ended December 31:

(in thousands)	2009	2008	2007
Total unpaid losses and loss expenses at January 1, gross	$965,081	$1,026,531	$1,073,570
Less reinsurance recoverables	778,328	834,453	872,954

Net balance at January 1	186,753	192,078	200,616

Incurred related to:
Current accident year	150,508	147,508	141,413
Prior accident years	(5,056)	(10,341)	(15,510)

Total incurred	145,452	137,167	125,903

Paid related to:
Current accident year	88,462	85,029	78,276
Prior accident years	56,866	57,463	56,165

Total paid	145,328	142,492	134,441

Net balance at December 31	186,877	186,753	192,078
Plus reinsurance recoverables	778,543	778,328	834,453

Total unpaid losses and loss expenses at December 31, gross	$965,420	$965,081	$1,026,531

Loss reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5% for all periods presented. This discounting reduced unpaid losses and loss expenses by $7.5 million, $5.4 million and $5.5 million at December 31, 2009, 2008 and 2007, respectively. The increased discount in 2009 was the result of segregating large individual workers compensation claims that have longer payout patterns in the discount calculation. The reserves for losses and loss expenses are reported net of receivables for salvage and subrogation of $7.3 million, $6.7 million and $6.8 million at December 31, 2009, 2008 and 2007, respectively.
Favorable development in 2009 on prior year accident reserves is primarily due to changes in our mortality rate and medical cost assumptions in our workers compensation line of business and the change in the workers compensation discount discussed above. Driving the favorable development in 2008 and 2007 on prior year accident reserves were improved frequency and severity trends for automobile bodily injury and uninsured/underinsured motorist bodily injury claims.
Note 15. Related party transactions
Management fee
A management fee is charged to the Exchange for services we provide under subscriber’s agreements with policyholders of the Exchange. The fee is a percentage of direct written premium of the Property and Casualty Group. This percentage rate is adjusted periodically by our Board of Directors but cannot exceed 25%. The effective management fee rate charged the Exchange was 25% in 2009, 2008 and 2007. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2010.
There is no provision in the subscribers agreement for termination of our appointment as attorney-in-fact by the subscribers of the Exchange and the appointment is not affected by a policyholder’s disability or incapacity.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Related party transactions (continued)
Intercompany reinsurance pooling agreement
EIC, EPC, Flagship and ENY each have an intercompany reinsurance pooling agreement with the Exchange, whereby these companies cede all of their direct property/casualty insurance to the Exchange. EIC and ENY then assume 5% and 0.5%, respectively, of the total business pooled in the Exchange (including the business assumed from EIC and ENY) under this pooling agreement. This arrangement is approved by the Board of Directors. The pooling percentages were last modified in 1995. Intercompany accounts are settled by payment within 30 days after the end of each quarterly accounting period. The purpose of the pooling agreement is to spread the risks of the members of the Property and Casualty Group collectively across the different lines of business they underwrite and geographic regions in which each operates. This agreement may be terminated by any party as of the end of any calendar year by providing not less than 90 days advance written notice.
Aggregate excess-of-loss reinsurance agreement
Through 2005, EIC and ENY had in effect an all-lines aggregate excess-of-loss reinsurance agreement with the Exchange that limited EIC’s and ENY’s retained share of ultimate net losses in any applicable accident year. The agreement was cancelled effective December 31, 2005. The 2001 accident year was settled in 2006, resulting in a charge of $1.0 million to our property/casualty insurance subsidiaries. The cash was paid for this settlement in January 2007. The one accident year remaining under the agreement, 2005, has not triggered recognition of recoverable amounts through December 31, 2009.
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

(in thousands)	2009	2008	2007
Erie Insurance Exchange	$281,571	$266,841	$250,695
Erie Family Life Insurance	32,364	36,414	39,320

Total cash settlements	$313,935	$303,255	$290,015

Office leases
We lease office space on a year-to-year basis from the Exchange including 3 field office facilities. Rent expenses under these leases totaled $5.5 million, $5.6 million and $5.8 million in 2009, 2008 and 2007, respectively. We have a lease commitment until 2018 with EFL for a branch office. Annual rentals paid to EFL under this lease totaled $0.3 million in 2009, 2008 and 2007.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Related party transactions (continued)
Notes receivable from EFL
We are due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.70% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL paid annual interest to us of $1.7 million in 2009, 2008 and 2007.
Note 16. Receivables from Erie Insurance Exchange and concentrations of credit risk
Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 17.
We have a receivable due from the Exchange for reinsurance recoverable from unpaid losses and loss expenses and unearned premium balances ceded under the intercompany pooling arrangement totaling $902.2 million and $887.4 million at December 31, 2009 and 2008, respectively. Management fee and expense allocation amounts due from the Exchange were $209.3 million and $214.3 million at December 31, 2009 and 2008, respectively. The receivable from EFL for expense allocations totaled $3.2 million at December 31, 2009, compared to $3.9 million at December 31, 2008.
Premiums due from policyholders of our wholly-owned property/casualty insurance subsidiaries equaled $237.2 million and $244.8 million at December 31, 2009 and 2008 respectively. A significant amount of these receivables are ceded to the Exchange as part of the intercompany pooling arrangement. See also Note 18.
Note 17. Variable interest entity
The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which we serve as attorney-in-fact. We hold a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange; however, we do not qualify as the primary beneficiary. However, concurrent with the adoption of FASB ASC 810, Consolidation, we will consolidate the Exchange’s results with ours beginning in the first quarter of 2010. See Note 2 for the impact implementing this standard will have on our financial statements.
The Exchange underwrites a broad line of personal and commercial insurance, including private passenger auto, homeowners and commercial multi-peril insurance. Direct written premiums of the Exchange totaled $3.2 billion in 2009 and $3.1 billion in both 2008 and 2007. These premiums, along with investment income are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus was $4.5 billion, $4.0 billion and $4.8 billion at December 31, 2009, 2008 and 2007, respectively.
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
We calculate the total variability of the Exchange results and then determine the amount of variability absorbed by us. In the modeled result we absorb approximately 3% of the total variability of the Exchange at December 31, 2009 which is well below the majority and supports the conclusion that the Company is not the primary beneficiary of the Exchange.
We have a significant interest in the financial condition of the Exchange:
•	Our management fee revenues, which are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group, made up 81% of our 2009 total revenues. This proportion was greater than the historical percentage which has approximated 72% prior to 2008. Our limited partnership investments generated significant losses as a result of the volatile market conditions experienced in 2009 and late 2008. Given the quarter lag in receipt of general partner financial statements, which serve as the basis for valuing limited partnership interests, fourth quarter 2008 as well as the first three quarters of 2009 are included in our 2009 results. Excluding limited partnership losses and market value adjustments, management fee revenues accounted for 76% of our 2009 total revenues.

•	We participate in the underwriting results of the Exchange through the pooling arrangement in which our insurance subsidiaries have a 5.5% participation. If the Exchange were to default, our insurance subsidiaries would be liable for the policies that they wrote directly. Our property/casualty insurance subsidiaries wrote approximately 16% of the direct written premiums of the Property and Casualty Group in 2009.

•	We have exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee and cost reimbursements. See Note 16.
We have no obligation related to any underwriting and/or investment losses experienced by the Exchange. We would however be adversely impacted if the Exchange incurred significant underwriting and/or investment losses. If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and as a consequence the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange would have an adverse effect on the amount of the management fees we receive and the underwriting results of the Property and Casualty Group in which we have a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level may impact the management fee rate received by us.
The Exchange has available a $200 million line of credit with a bank that expires on September 30, 2012. There were no borrowings under the line at December 31, 2009. Bonds with a fair value of $259.2 million were pledged as collateral on the line at December 31, 2009. These securities have no restrictions. The bank requires compliance with certain covenants, which include minimum collateral values. The Exchange was in compliance with all bank covenants at December 31, 2009.
The Exchange has contractual commitments to invest up to $536.0 million related to its limited partnership investments at December 31, 2009. These commitments will be funded as required by the partnerships’ agreements. At December 31, 2009, the total remaining commitment to fund limited partnerships that invest in private equity securities was $257.2 million, real estate activities was $188.8 million and mezzanine debt securities was $90.0 million.
We have not provided financial or other support to the Exchange for the reporting periods presented. At December 31, 2009, there are no implicit or explicit arrangements that would require us to provide future support to the Exchange. We are not liable if the Exchange were to be in violation of its debt covenant or were unable to meet its obligation for unfunded commitments to limited partnerships.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Variable interest entity (continued)
The financial statements of the Exchange are prepared in accordance with statutory accounting principles (SAP) prescribed by the Commonwealth of Pennsylvania. The Exchange is not required to prepare financial statements in accordance with GAAP. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, deferred tax assets and unearned subscriber fees. Fixed maturities investments are primarily carried at amortized cost and subject to impairment accounting. At December 31, 2009, the market value of fixed maturities was $250.3 million more than the carrying cost. Equity securities are primarily carried at market value. At December 31, 2009 the market value of the equity securities portfolio totaled $2.2 billion. Our limited partnerships are recorded based on the Exchange’s interest in the underlying GAAP equity of the partnership. At December 31, 2009, the value of the limited partnerships was $1.1 billion.
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
Erie Insurance Exchange
Condensed statutory statements of operations

	Years ended December 31
(in thousands)	2009	2008	2007
Premiums earned	$3,608,144	$3,566,450	$3,572,189
Losses, loss expenses and underwriting expenses*	3,582,848	3,339,743	3,142,990

Net underwriting income	25,296	226,707	429,199

Total investment (loss) income	(84,056)	(640,348)	563,087
Federal income tax (benefit) expense	(2,595)	(50,248)	372,209

Net (loss) income	$(56,165)	$(363,393)	$620,077

*	Includes management fees paid or accrued to the Company
The Exchange had favorable development of prior accident year loss reserves that improved the combined ratio by 0.6 points, 3.2 points and 5.3 points in 2009, 2008 and 2007, respectively. During 2009 underwriting income of the Exchange was reduced by $47.7 million due to the write off of uncollectible reinsurance premium as a result of state legislation related to North Carolina Beach and Coastal Plans.
During 2009 the Exchange recognized impairment charges of $38.9 million on fixed maturities, $82.3 million on common stock and $50.0 million on preferred securities, and $270.2 million on limited partnerships. As with our investments, the Exchange’s investment portfolio in 2009 and 2008 was impacted by declines in the value of securities related to current market conditions. Driving the Exchange’s 2008 investment losses were impairment charges of $197.9 million on fixed maturities, $245.0 million on common stock, $220.2 million on preferred securities and $81.2 million on limited partnerships. Under statutory accounting, deferred tax assets on realized capital losses from impairments of investments are reflected as a change in surplus rather than in deferred income tax provision on the statement of operations. Deferred tax assets established related to impairment charges totaled $154.5 million in 2009 and $260.5 million in 2008.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Variable interest entity (continued)
Erie Insurance Exchange
Condensed statutory statements of financial position

	As of December 31
(in thousands)	2009	2008
Fixed maturities	$4,705,742	$4,119,753
Equity securities	2,368,275	1,900,320
Alternative investments	1,115,429	1,340,047
Other invested assets	171,808	235,607

Total invested assets	8,361,254	7,595,727
Other assets	1,186,712	1,552,902

Total assets	$9,547,966	$9,148,629

Loss and LAE reserves	$3,211,972	$3,323,704
Unearned premium reserves	1,487,250	1,444,536
Accrued liabilities	331,168	334,399

Total liabilities	5,030,390	5,102,639
Total policyholders’ surplus	4,517,576	4,045,990

Total liabilities and policyholders’ surplus	$9,547,966	$9,148,629

Erie Insurance Exchange
Condensed statutory statements of cash flows

	Years ended December 31
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Premiums collected net of reinsurance	$3,695,931	$3,573,464	$3,567,477
Losses and loss expenses paid	(2,119,826)	(2,085,899)	(1,967,475)
Management fee and expenses paid	(1,380,844)	(1,324,322)	(1,309,955)
Net investment income received	322,936	468,526	493,252
Federal income tax and expenses recovered (paid)	117,516	(197,135)	(404,249)

Net cash provided by operating activities	635,713	434,634	379,050

Net cash used in investing activities	(708,216)	(323,082)	(345,988)

Net cash provided by (used) in financing activities	3,797	(7,071)	(20,134)

Net (decrease) increase in cash and cash equivalents	(68,706)	104,481	12,928
Cash and cash equivalents at beginning of year	203,193	98,712	85,784

Cash and cash equivalents-end of year	$134,487	$203,193	$98,712

Note 18. Reinsurance
Reinsurance contracts do not relieve the Property and Casualty Group from its primary obligations to policyholders. A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.
The Property and Casualty Group maintains a property catastrophe treaty with nonaffiliated reinsurers to mitigate future potential catastrophe loss exposure. During 2009, this reinsurance treaty provided coverage of up to 95% of a loss of $400 million in excess of the Property and Casualty Group’s loss retention of $450 million per occurrence. This treaty was renewed for 2010, providing coverage of up to 95% of a loss of $500 million in excess of the Property and Casualty Group’s loss retention of $400 million per occurrence. There have been no losses subject to this treaty.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Reinsurance (continued)
The following tables summarize insurance and reinsurance activities of our property/casualty insurance subsidiaries. See also Note 15 for a discussion of the intercompany reinsurance pooling agreement with the Exchange.

	Years ended December 31
(in thousands)	2009	2008	2007
Premiums earned
Direct	$626,630	$626,244	$626,853
Assumed from nonaffiliates and intercompany pool	220,159	218,027	218,405
Ceded to Erie Insurance Exchange	(637,332)	(636,864)	(637,696)

Assumed from Erie Insurance Exchange	$209,457	$207,407	$207,562

Losses and loss expenses incurred
Direct	$417,857	$374,897	$381,320
Assumed from nonaffiliates and intercompany pool	155,250	142,004	138,341
Ceded to Erie Insurance Exchange	(427,655)	(379,734)	(393,758)

Assumed from Erie Insurance Exchange	$145,452	$137,167	$125,903

Note 19. Statutory information
Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under GAAP. The statutory financial statements of EPC and EIC are prepared in accordance with accounting practices prescribed by the Pennsylvania Insurance Department. ENY prepares its statutory financial statements in accordance with accounting practices prescribed by the New York Insurance Department. Prescribed SAP include state laws, regulations, and general administration rules, as well as a variety of publications from the NAIC.
Combined shareholders’ equity including amounts reported by our property/casualty insurance subsidiaries on the statutory basis was $877.3 million and $798.3 million at December 31, 2009 and 2008, respectively. Combined net income, including amounts reported by our property/casualty insurance subsidiaries on a statutory basis, was $109.4 million, $58.4 million and $210.6 million for 2009, 2008 and 2007, respectively.
The minimum statutory capital and surplus requirements under Pennsylvania and New York law for our stock property/casualty subsidiaries amounts to $10.0 million. Our subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $263.7 million at December 31, 2009. Our subsidiaries’ risk-based capital levels significantly exceed the minimum requirements.
Cash and securities with carrying values of $6.7 million and $6.6 million were deposited by our property/casualty insurance subsidiaries with regulatory authorities under statutory requirements at December 31, 2009 and 2008, respectively.
The amount of dividends our Pennsylvania-domiciled property/casualty subsidiaries, EIC and EPC, can pay without the prior approval of the Pennsylvania Insurance Commissioner is limited by Pennsylvania regulation to not more than the greater of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) the net income as reported on its last annual statement. The amount of dividends that the Erie Insurance Company’s New York-domiciled property/casualty subsidiary, ENY, can pay without the prior approval of the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) 100% of its adjusted net investment income during such period. In 2010, the maximum dividend we could receive

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Statutory information (continued)
from our property/casualty insurance subsidiaries would be $26.4 million. No dividends were paid to us by our property/casualty insurance subsidiaries in 2009, 2008 or 2007.
The amount of dividends EFL, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as shown on its last annual statement on file with the commissioner, or (b) the net income as reported on its last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities. Accordingly, our share of the maximum dividend payout which may be made in 2009 without prior Pennsylvania Commissioner approval is $3.7 million. There were no dividends paid to us in 2009, 2008 or 2007.
Note 20. Supplementary data on cash flows
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:
Cash flows from operating activities:

	Years ended December 31
(in thousands)	2009	2008	2007
Net income	$108,490	$69,238	$212,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,989	36,933	31,363
Deferred income tax (benefit) expense	(7,810)	(23,111)	3,092
Realized loss on investments	1,663	113,019	5,192
Equity in losses (earnings) of limited partnerships	76,108	(5,710)	(59,690)
Net amortization of bond (discount) premium	(694)	1,480	1,930
Undistributed (earnings) losses of Erie Family Life Insurance	(5,593)	14,629	(3,133)
Decrease in deferred compensation	(75)	(8,348)	(6,213)
Limited partnership distributions	12,788	29,111	78,960
Decrease in receivables and reinsurance recoverable from the Exchange and affiliates	(7,014)	41,696	73,673
Increase in prepaid expenses and other assets	(32,517)	(50,129)	(40,556)
(Decrease) increase in accounts payable and accrued expenses	(430)	3,568	2,360
(Decrease) increase in accrued agent bonuses	(12,367)	(13,189)	3,902
Increase (decrease) in loss reserves	339	(61,450)	(47,040)
Increase (decrease) in unearned premiums	9,288	3,108	(3,019)

Net cash provided by operating activities	$180,165	$150,845	$253,766

Note 21. Commitments
We have contractual commitments to invest up to $68.8 million related to our limited partnership investments at December 31, 2009. These commitments are split between private equity securities of $31.8 million, real estate activities of $21.4 million and mezzanine debt securities of $15.6 million. These commitments will be funded as required by the partnerships’ agreements.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, cash flows or operations.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Quarterly results of operations (unaudited)

	First	Second	Third	Fourth	Year
(in thousands, except per share data)	quarter	quarter	quarter	quarter	ended
2009
Operating revenue	$277,433	$306,126	$300,471	$272,233	$1,156,263
Operating expenses	(238,160)	(244,074)	(252,304)	(233,606)	(968,145)
Investment (loss) income — unaffiliated	(23,961)	(16,327)	2,935	1,310	(36,043)

Income before income taxes and equity in earnings of EFL	$15,312	$45,725	$51,102	$39,937	$152,075

Net income	$11,129	$32,734	$39,686	$24,941	$108,490

Net income per share:*
Class A — basic	$.22	$.63	$.77	$.48	$2.10

Class A — diluted	.19	.57	.69	.43	1.89

Class B — basic and diluted	34.78	93.19	112.06	72.49	312.45

Comprehensive income	$9,546	$75,398	$72,240	$50,522	$207,706

2008
Operating revenue	$276,288	$301,130	$294,517	$265,295	$1,137,231
Operating expenses	(226,878)	(247,442)	(244,793)	(232,283)	(951,397)
Investment (loss) income — unaffiliated	(4,929)	8,475	(30,081)	(36,593)	(63,128)

Income (loss) before income taxes and equity in earnings of EFL	$44,481	$62,163	$19,643	$(3,581)	$122,706

Net income (loss)	$29,977	$41,315	$4,248	$(6,302)	$69,238

Net income (loss) per share:*
Class A — basic	$.57	$.80	$.08	$(0.12)	$1.34

Class A — diluted	.51	.71	.07	(0.12)	1.19

Class B — basic and diluted	84.57	116.10	15.92	(12.39)	204.20

Comprehensive income (loss)	$28,666	$35,225	$(14,065)	$(115,299)	$(65,473)

*	The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.
2009
The first quarter investment loss — unaffiliated was impacted by equity in losses of limited partnerships of $28.0 million. The significant decline in the equity in losses of limited partnerships reflects volatility in market conditions experienced in the fourth quarter of 2008 as these investments are reported on a one quarter lag. The second quarter investment loss — unaffiliated was impacted by equity in losses of limited partnerships of $26.8 million. Included in the overall investment income — unaffiliated were losses of limited partnerships of $8.8 million and $12.5 million in the third and fourth quarters of 2009, respectively.
2008
The third and fourth quarter investment (loss) income — unaffiliated was impacted by the significant disruption in the financial markets. We recorded impairment charges of $37.4 million and $7.7 million in the third and fourth quarters of 2008, respectively. Included in the total impairments in the third quarter were $21.7 million related to our preferred stock portfolio and $15.7 million related to our fixed maturities. Included in the total impairments in the fourth quarter were $1.4 million and $6.3 million related to our preferred stock and fixed maturities,

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Quarterly results of operations (unaudited)
respectively. Fourth quarter was also impacted by $18.4 million of realized losses on common stock and $17.4 million related to market value adjustments on limited partnerships.
Note 23. Subsequent Events
We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance. No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2009.

/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh
President and Chief Executive Officer February 25, 2010

/s/ Marcia A. Dall
Marcia A. Dall
Executive Vice President and Chief Financial Officer February 25, 2010

/s/ Gregory J. Gutting
Gregory J. Gutting
Senior Vice President and Controller February 25, 2010

Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page 53.
Item 9B. Other Information
There was no additional information in the fourth quarter of 2009 that has not already been filed in a Form 8-K.
On February 23, 2010, we entered into an Indemnification Agreement with Marcia A. Dall, our Executive Vice President and Chief Financial Officer. A copy of the agreement is filed herewith as Exhibit 10.119.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to our directors, audit committee, and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.
We have adopted a code of conduct that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. We previously filed a copy of this Code of Conduct as Exhibit 14 to the Registrant’s 2003 Form 10-K Annual Report as filed with the SEC on March 8, 2004. We have also made the Code of Conduct available on our website at http://www.erieinsurance.com.
Executive Officers of the Registrant

	Age	Principal Occupation for Past
	as of	Five Years and Positions with
Name	12/31/09	Erie Insurance Group
President & Chief Executive Officer

Terrence W. Cavanaugh	56	President and Chief Executive Officer of Erie Indemnity Company since July 29, 2008; Senior Vice President, Chubb & Son/Federal Insurance, for more than five years prior thereto; Chief Operating Officer, Chubb Surety, for more than five years prior thereto; Director, Erie Indemnity Company, EFL, EIC, Flagship, ENY and EPC.

Executive Vice Presidents

Marcia A. Dall	46	Executive Vice President and Chief Financial Officer since March 30, 2009; Chief Financial Officer — Healthcare, Cigna Corporation, January 2008 through March 2009; Chief Financial Officer — International & U.S. Mortgage Insurance, Genworth Financial, September 2006 through January 2008; Chief Financial Officer — International & U.S. Mortgage Insurance, GE Mortgage Insurance, for more than five years prior thereto; Director, EFL, EIC, Flagship, ENY and EPC.

George R. Lucore	59	Executive Vice President—Field Operations since March 3, 2008; Retired, April 13, 2006 through March 2, 2008; Senior Vice President—Agency Division, March 1995 through April 12, 2006; Director, EFL, EIC, Flagship, ENY and EPC. Mr. Lucore has announced that he will retire from the Company effective March 31, 2010.

James J. Tanous	62	Executive Vice President, Secretary and General Counsel since April 30, 2007; Partner and Chairman of Jaeckle Fleischmann & Mugel, LLP (law firm headquartered in Buffalo, NY) for more than five years prior thereto; Director, EFL, EIC, Flagship, ENY and EPC.

Michael S. Zavasky	57	Executive Vice President—Insurance Operations since March 7, 2008; Senior Vice President—Strategy Management, January 2006 through March 2008; Senior Vice President—Commercial Lines Underwriting, June 2001 through January 2006; Director, EFL, EIC, Flagship, ENY and EPC.

Senior Vice President

Douglas F. Ziegler	59	Senior Vice President, Treasurer and Chief Investment Officer since 1993; Director, EFL, EIC, Flagship, ENY, and EPC.

Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our earnings are largely generated from fees based on the direct written premium of the Exchange in addition to the direct written premium of the other members of the Property and Casualty Group. Also, our property and casualty insurance subsidiaries participate in the underwriting results of the Exchange via the pooling arrangement. As our operations are interrelated with the operations of the Exchange, our results of operations are largely dependent on the success of the Exchange. Reference is made to Item 8. “Financial Statements and Supplementary Data — Note 17 of Notes to Consolidated Financial Statements” contained within this report, for a further discussion of the financial results of the Exchange.
Reference is also made to Item 8. “Financial Statements and Supplementary Data — Note 15 of Notes to Consolidated Financial Statements” contained within this report for a complete discussion of related party transactions.
Information with respect to certain relationships with our directors is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements

Included in Item 8 “Financial Statements and Supplementary Data” contained in this report.
Erie Indemnity Company and Subsidiaries:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statements of Operations for the three years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Financial Position as of December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

		Page
Erie Indemnity Company and Subsidiaries:
Schedule I.	Summary of Investments — Other than Investments in Related Parties	106
Schedule IV.	Reinsurance	107
Schedule VI.	Supplemental Information Concerning Property/Casualty Insurance Operations	108
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

February 25, 2010	ERIE INDEMNITY COMPANY (Registrant)
/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Senior Vice President & Controller
(Principal Accounting Officer)

Board of Directors

/s/ J. Ralph Borneman, Jr.	/s/ Claude C. Lilly, III

J. Ralph Borneman, Jr.	Claude C. Lilly, III

/s/ Terrence W. Cavanaugh	/s/ Lucian L. Morrison

Terrence W. Cavanaugh	Lucian L. Morrison

/s/ Jonathan Hirt Hagen	/s/ Thomas W. Palmer

Jonathan Hirt Hagen	Thomas W. Palmer

/s/ Susan Hirt Hagen	/s/ Elizabeth A. Vorsheck

Susan Hirt Hagen	Elizabeth A. Vorsheck

/s/ Thomas B. Hagen	/s/ Robert C. Wilburn

Thomas B. Hagen	Robert C. Wilburn

/s/ C. Scott Hartz

C. Scott Hartz

SCHEDULE I
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31,2009

			Amount at which
			Shown in the
	Cost or		Consolidated
	Amortized	Fair	Statements of
Type of Investment	Cost	Value	Financial Position
(in thousands)
Available-for-sale securities:
Fixed maturities
U.S. treasuries and government agencies	$2,625	$2,916	$2,916
Foreign government	1,998	2,100	2,100
Municipal securities	235,250	243,733	243,733
U.S. corporate debt — non financial	172,231	181,361	181,361
U.S. corporate debt — financial	148,759	151,797	151,797
Foreign corporate debt — non financial	26,799	28,379	28,379
Foreign corporate debt — financial	19,063	19,523	19,523
Structured securitites:
Asset-backed securities — auto loans	4,000	4,125	4,125
Collateralized debt obligations	9,697	8,386	8,386
Commercial mortgage-backed	5,516	5,454	5,454
Residential mortgage-backed:
Government sponsored enterprises	13,525	13,634	13,634
Non-government sponsored enterprises	2,744	2,618	2,618
Equity securities
U.S. nonredeemable preferred securities:
Financial	20,055	21,423	21,423
Non-financial	8,734	9,432	9,432
Government sponsored enterprises	166	345	345
Foreign nonredeemable preferred securities:
Financial	4,893	5,509	5,509
Non-financial	1,000	1,016	1,016

Total available-for-sale securities	$677,055	$701,751	$701,751

Trading securities	35,752	42,153	42,153
Limited partnerships	280,576	234,980	234,980
Real estate mortgage loans	1,116	1,116	1,116

Total investments	$994,499	$980,000	$980,000

SCHEDULE IV
REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
		Other	From Other	Net	Assumed
	Direct	Companies	Companies	Amount	to Net

(in thousands)
December 31, 2009:
Premiums for the year
Property and Liability Insurance	$626,630	$637,332	$220,159	$209,457	105.1%

December 31, 2008:
Premiums for the year
Property and Liability Insurance	$626,244	$636,864	$218,027	$207,407	105.1%

December 31, 2007:
Premiums for the year
Property and Liability Insurance	$626,853	$637,696	$218,405	$207,562	105.2%

SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

		Reserve for	Discount,
	Deferred	Unpaid	if any,			Net
	Policy	Losses	deducted			Investment
	Acquisition	Loss	from	Unearned	Earned	Income
	Costs	Expenses	reserves*	Premiums	Premiums	(Loss)

(in thousands)
December 31, 2009:
Consolidated P&C Entities	$17,229	$965,420	$7,490	$433,659	$209,457	$26,381
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$17,229	$965,420	$7,490	$433,659	$209,457	$26,381

December 31, 2008:
Consolidated P&C Entities	$16,531	$965,081	$5,409	$424,370	$207,407	$(9,088)
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,531	$965,081	$5,409	$424,370	$207,407	$(9,088)

December 31, 2007:
Consolidated P&C Entities	$16,129	$1,026,531	$5,526	$421,263	$207,562	$22,998
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$16,129	$1,026,531	$5,526	$421,263	$207,562	$22,998

*	Workers compensation case and incurred but not reported loss and loss expense reserves were discounted at 2.5% for all years presented.

	Losses and Loss Expenses		Amortization
	Incurred Related to		of Deferred	Net Losses
	(1)	(2)	Policy	Loss
	Current	Prior	Acquisition	Expenses	Premiums
	Year	Years	Costs	Paid	Written

(in thousands)
December 31, 2009:
Consolidated P&C Entities	$150,508	$(5,056)	$33,624	$145,328	$212,366
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$150,508	$(5,056)	$33,624	$145,328	$212,366

December 31, 2008:
Consolidated P&C Entities	$147,508	$(10,341)	$32,945	$142,492	$208,323
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$147,508	$(10,341)	$32,945	$142,492	$208,323

December 31, 2007:
Consolidated P&C Entities	$141,413	$(15,510)	$32,758	$134,441	$207,688
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$141,413	$(15,510)	$32,758	$134,441	$207,688

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

3.7
Erie Indemnity Company Amended and Restated Bylaws effective May 5, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on May 11, 2009.

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

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

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

10.101
Amendment of Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2005). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.102
Amendment of Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2006). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.103
Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.104
Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.105
Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.106
Erie Indemnity Company Long-Term Incentive Plan (Restated Effective January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.107
Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.108
Form of Indemnification Agreement that Registrant has entered into on November 14, 2008 with Terrence W. Cavanaugh (Director and Officer); J. Ralph Borneman, Jr., Patricia Garrison-Corbin, Jonathan Hirt Hagen, Susan Hirt Hagen, Thomas B. Hagen, C. Scott Hartz, Claude C. Lilly, III, Lucian L. Morrison, Thomas W. Palmer, Elizabeth A. Vorsheck, Robert C. Wilburn (Directors); James J. Tanous, Michael S. Zavasky and George R. Lucore (Officers). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.109
Loan Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008, Amendment to Loan Documents dated February 27, 2008, Reimbursement Agreement for Standby Letter(s) of Credit dated February 27, 2008, Sixth Amendment to Loan Documents dated December 29, 2008, Eighth Amendment to Loan Documents dated April 21, 2009, and Ninth Amendment to Loan Documents dated June 29, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

10.110
Committed Line of Credit Note between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008, and Third Amended and Restated Committed Line of Credit Note dated December 29, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

10.111
Notification and Control Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

10.112
Pledge Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

10.113
$200,000,000.00 Revolving Credit Facility Credit Agreement between Erie Insurance Exchange acting by and through Erie Indemnity Company, its Attorney-in-Fact, and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Capital Markets LLC dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.114
Form of Revolving Credit Note that Erie Insurance Exchange has entered into by and through the Registrant, as its Attorney-in-Fact, on September 30, 2009 with Bank of America, N.A. ($35 million), The Bank of New York Mellon ($25 million), JPMorgan Chase Bank, N.A. ($35 million), PNC Bank, National Association ($55 million), U.S. Bank National Association ($25 million), and Wells Fargo Bank, National Association ($25 million). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.115
Swing Note between Erie Insurance Exchange acting by and through Erie Indemnity Company, its Attorney-in-Fact, and PNC Bank, National Association dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.116
Notification and Control Agreement between Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange and The Bank of New York Mellon and PNC Bank, National Association dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.117
Pledge Agreement between Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange and PNC Bank, National Association dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.118
Tenth Amendment to Loan Documents between Erie Indemnity Company and PNC Bank, National Association dated December 10, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on December 10, 2009.

10.119*	Indemnification Agreement that Registrant has entered into on February 23, 2010 with Marcia A. Dall (Executive Vice President & CFO)	114

14
Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

21*	Subsidiaries of Registrant	120

23*	Consent of Independent Registered Public Accounting Firm	121

		Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	122

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	123

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002	124

*	filed herewith