Form 10-Q
period 2010-03-31
ERIE INDEMNITY CO
filed 2010-05-06
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 51,123,747 at April 15, 2010.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at April 15, 2010.
The common stock is the only class of stock the registrant is presently authorized to issue.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations—Three months ended March 31, 2010 and 2009

Consolidated Statements of Financial Position—March 31, 2010 and December 31, 2009

Consolidated Statements of Shareholders’ Equity —Three months ended March 31, 2010 and 2009

Consolidated Statements of Cash Flows—Three months ended March 31, 2010 and 2009

Notes to Consolidated Financial Statements—March 31, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended March 31,
	2010	2009
		(As adjusted Note 2)
Revenues
Premiums earned	$978	$957
Net investment income	104	117
Net realized investment gains (losses)	125	(155)
Net impairment losses recognized in earnings	(2)	(71)
Equity in earnings (losses) of limited partnerships	3	(161)
Other income	8	8

Total revenues	1,216	695

Benefits and expenses
Insurance losses and loss expenses	761	803
Policy acquisition and underwriting expenses	227	232

Total benefits and expenses	988	1,035

Income (loss) from operations before income taxes and noncontrolling interests	228	(340)
Provision (benefit) for income taxes	66	(89)

Net income (loss)	$162	$(251)

Less: Net income (loss) attributable to noncontrolling interest in consolidated entity — Exchange	115	(262)

Net income attributable to Indemnity	$47	$11

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$0.92	$0.22

Class A common stock – diluted	$0.82	$0.19

Class B common stock – basic and diluted	$132.83	$34.78

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	51,185,736	51,270,240

Class B common stock	2,546	2,551

Weighted average shares outstanding attributable to Indemnity– Diluted
Class A common stock	57,310,247	57,409,460

Class B common stock	2,546	2,551

Dividends declared per share
Class A common stock	$0.48	$0.45

Class B common stock	$72.00	$67.50

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(As adjusted Note 2)
Assets
Investments-Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $648 and $642, respectively)	$674	$664
Equity securities (cost of $42 and $35, respectively)	48	38
Trading securities, at fair value (cost of $37 and $36, respectively)	45	42
Limited partnerships (cost of $279 and $281, respectively)	235	235
Other invested assets	1	1
Investments-Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,249 and $6,277, respectively)	6,569	6,517
Equity securities (cost of $469 and $425, respectively)	536	472
Trading securities, at fair value (cost of $1,583 and $1,556, respectively)	1,933	1,835
Limited partnerships (cost of $1,336 and $1,392, respectively)	1,119	1,116
Other invested assets	20	20

Total investments	11,180	10,940

Cash and cash equivalents (Exchange portion of $172 and $158, respectively)	202	234
Premiums receivable from policyholders (Exchange portion of $728 and $715, respectively)	920	906
Reinsurance recoverable (Exchange portion of $214 and $212, respectively)	217	215
Deferred income taxes (Exchange portion of $22 and $75, respectively)	55	116
Deferred acquisition costs (Exchange portion of $405 and $416, respectively)	456	467
Other assets (Exchange portion of $319 and $306, respectively)	420	409

Total assets	$13,450	$13,287

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Losses and loss expense reserves	$744	$752
Unearned premiums	325	325
Other liabilities	334	387
Exchange liabilities
Losses and loss expense reserves	2,867	2,846
Life policy and deposit contract reserves	1,559	1,540
Unearned premiums	1,660	1,656
Other liabilities	50	56

Total liabilities	7,539	7,562

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; authorized 74,996,930 shares; 68,289,600 issued; 51,128,506 and 51,203,473 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	8	8
Accumulated other comprehensive loss	(37)	(43)

Retained earnings, before cumulative effect adjustment	1,772	1,743
Cumulative effect of accounting changes, net of tax	0	6

Retained earnings, after cumulative effect adjustment	1,772	1,749

Total contributed capital and retained earnings	1,745	1,716
Treasury stock, at cost, 17,161,094 and 17,086,127 shares, respectively	(817)	(814)

Total Indemnity shareholders’ equity	928	902

Noncontrolling interest in consolidated entity — Exchange	4,983	4,823

Total equity	5,911	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$13,450	$13,287

See accompanying notes to Consolidated Financial Statements. See Note 21 for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in millions, except per share data)

		Total			Accumulated					Noncontrolling
		Indemnity			other	Class A	Class B	Additional		interest
	Total	shareholders’	Comprehensive	Retained	comprehensive	common	common	paid-in	Treasury	in consolidated
	equity	equity	income (loss)	earnings	(loss) income	stock	stock	capital	stock	entity—Exchange

Balance December 31, 2008 (As adjusted - Note 2)	$4,759	$792		$1,729	$(136)	$2	$0	$8	$(811)	$3,967
Comprehensive income (loss):
Net income	446	108	108	108						338
Other comprehensive income (loss):
Unrealized loss on securities, net of tax	498	75	75		75					423
Cumulative effect of accounting changes, net of tax	95	0		6	(6)					95
Postretirement plans:
Prior service cost, net of tax	0	0	0		0
Net actuarial gain, net of tax	27	27	27		27
Loss due to amendments, net of tax	(2)	(2)	(2)		(2)
Curtailment/settlement loss, net of tax	(1)	(1)	(1)		(1)

Postretirement plans net of tax:	24	24	24		24

Comprehensive income	$1,063		$207							$856

Purchase of treasury stock	(3)	(3)							(3)
Conversion of Class B shares to Class A shares	0	0				0	0
Dividends declared:
Class A $1.83 per share	(94)	(94)		(94)
Class B $274.50 per share	0	0		0

Balance December 31, 2009 (As adjusted - Note 2)	$5,725	$902		$1,749	$(43)	$2	$0	$8	$(814)	$4,823

Comprehensive income:
Net income	162	47	47	47						115
Other comprehensive income (loss):
Unrealized loss on securities, net of tax (Note 17)	51	6	6		6					45

Comprehensive income	$213		$53							$160

Purchase of treasury stock	(3)	(3)							(3)
Dividends declared:
Class A $0.48 per share	(24)	(24)		(24)
Class B $72.00 per share	0	0		0

Balance March 31, 2010	$5,911	$928		$1,772	$(37)	$2	$0	$8	$(817)	$4,983

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended March 31,
	2010	2009

		(As adjusted Note 2)
Cash flows from operating activities
Premiums collected	$965	$935
Net investment income received	99	102
Limited partnership distributions	18	15
Service agreement fee received	8	8
Commissions and bonuses paid to agents	(169)	(183)
Losses paid	(622)	(602)
Loss expenses paid	(106)	(96)
Other underwriting and acquisition costs paid	(159)	(147)
Income taxes (paid) recovered	(7)	206

Net cash provided by operating activities	27	238

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(525)	(285)
Preferred stock	(67)	(41)
Common stock	(249)	(492)
Limited partnerships	(30)	(47)
Sales/maturities of investments:
Fixed maturity sales	233	109
Fixed maturity calls/maturities	315	170
Preferred stock	29	42
Common stock	251	495
Sale of and returns on limited partnerships	3	4
Purchase of property and equipment	(9)	(3)
Net distributions on agent loans	0	(1)

Net cash used in investing activities	(49)	(49)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	33	44
Annuity and supplementary contract surrenders and withdrawals	(18)	(28)
Universal life deposits and interest	11	5
Universal life surrenders	(8)	(5)
Purchase of treasury stock	(3)	(1)
Dividends paid to shareholders	(25)	(23)
Decrease in collateral from securities lending	0	(19)
Redemption of securities lending collateral	0	19

Net cash used in financing activities	(10)	(8)

Net (decrease) increase in cash and cash equivalents	(32)	181
Cash and cash equivalents at beginning of year	234	277

Cash and cash equivalents at end of period	$202	$458

See accompanying notes to Consolidated Financial Statements. See Note 21 for supplemental cash flow information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Nature of Operations
Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that since 1925 has been the managing Attorney-in-Fact for the subscribers (policyholders) of Erie Insurance Exchange (“Exchange”). The Exchange is a subscriber (policyholder) owned Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance.
Indemnity’s primary function is to perform certain services for the Exchange relating to sales, underwriting and issuance of policies on behalf of the Exchange. This is done in accordance with a subscribers agreement (a limited power of attorney) executed by each subscriber (policyholder), appointing Indemnity as their common attorney-in-fact to transact business on their behalf and to manage the affairs of the Exchange. Indemnity earns a management fee from the Exchange for these services, which is paid from the premiums collected from subscribers (policyholders).
Indemnity also operates as a property and casualty insurer through its wholly-owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”) and the Erie Insurance Property and Casualty Company (“EPC”).
The “Property and Casualty Group” refers to the Exchange and its wholly-owned subsidiary, Flagship City Insurance Company (“Flagship”) and Indemnity’s wholly-owned subsidiaries. The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes personal auto insurance, which comprises 48% of its 2009 direct premiums.
Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities. Indemnity and the Exchange own 21.6% and 78.4% of EFL, respectively.
“Indemnity shareholder interest” refers to the interest in Erie Indemnity Company owned by the Class A and Class B shareholders. In addition to referring to Erie Insurance Exchange, the term “Exchange” sometimes refers to the noncontrolling interest held for the benefit of the subscribers (policyholders) and includes its interests in Flagship and EFL.
The accompanying consolidated financial statements of Erie Indemnity Company reflect the consolidated results of Indemnity and its variable interest entity, the Exchange, which we refer to collectively as “Erie Insurance Group”.
Note 2. Significant Accounting Policies
Retrospective adoption of new accounting principle
On June 12, 2009, the Financial Accounting Standards Board (FASB) updated ASC 810, Consolidation, which amended the existing guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). As of January 1, 2010 Erie Indemnity Company adopted the new accounting principle on a retrospective basis since inception.
This guidance changed the methodology for assessing whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative analysis to determine if an enterprise’s variable interest gives it a controlling financial interest. The qualitative analysis looks at the power to direct activities of the VIE that most significantly impact economic performance and the right to receive benefits (or obligation to absorb losses) from the VIE that could potentially be significant.
In accordance with the new accounting guidance, Indemnity is deemed to be the primary beneficiary of the Exchange given the significance of the management fee to the Exchange and Indemnity’s power to direct the Exchange’s significant activities. Under the previously issued accounting guidance, Indemnity was not deemed the primary beneficiary of the Exchange and its financial position and operating results were not consolidated with Indemnity’s. Following adoption of the new accounting guidance, as primary beneficiary of the Exchange, Erie Indemnity Company has consolidated Indemnity and the Exchange’s financial position and operating results. Furthermore, upon consolidation of the Exchange, 100% of the ownership of EFL resides within the consolidated entity and consequently EFL’s financial results are also consolidated. The financial statements and notes to the financial statements presented herein have all been adjusted to reflect the retrospective adoption of the new accounting principle.

There was no cumulative effect to Indemnity’s shareholders’ equity from consolidation of the Exchange and EFL. The noncontrolling interest in total equity represents the amount of the Exchange’s subscribers’ (policyholders’) equity.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This guidance updated the disclosures for FASB ASC 820, Fair Value Measurements and Disclosures. The additional disclosures include the amounts and reasons for significant transfers between the levels in the fair value hierarchy, the expansion of fair market disclosures by each class of assets, disclosure of the policy for recognition of level transfers, and disclosure of the valuation techniques used for all Level 2 and Level 3 assets. These disclosures are effective for periods beginning after December 15, 2009 and have been included in Note 6. An additional disclosure requirement to present purchases, sales, issuances, and settlements of Level 3 activity on a gross basis becomes effective with periods beginning after December 15, 2010.
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Indemnity together with its affiliate companies in which Indemnity holds a majority voting or economic interest. In addition, we consolidate the Exchange as a variable interest entity for which Indemnity is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. Noncontrolling interests represent the ownership interests of the Exchange, all of which is held by parties other than Indemnity (i.e. the Exchange’s subscribers (policyholders)). Noncontrolling interests also include the Exchange subscribers’ 78.4% ownership interest in EFL.
Presentation of assets and liabilities – While the assets of the Exchange are presented separately in the Consolidated Statements of Financial Position, the Exchange’s assets can only be used to satisfy the Exchange’s liabilities or for other unrestricted activities. ASC 810, Consolidation, does not require separate presentation of the Exchange’s assets. However, because the shareholders of Indemnity have no rights to the assets of the Exchange and, conversely, the Exchange has no rights to the assets of Indemnity, we have presented the invested assets of the Exchange separately on the Consolidated Statements of Financial Position along with the remaining consolidated assets reflecting the Exchange’s portion parenthetically. Liabilities are required under ASC 810, Consolidation, to be presented separately for the Exchange on the Consolidated Statements of Financial Position as the Exchange’s creditors do not have recourse to the general credit of Indemnity.
Rights of shareholders of Indemnity and subscribers (policyholders) of the Exchange – The shareholders of Indemnity, through the management fee, have a controlling financial interest in the Exchange, however, they have no other rights to or obligations arising from assets and liabilities of the Exchange. The shareholders of Indemnity own its equity but have no rights or interest in the Exchange’s (noncontrolling interest) income or equity. The noncontrolling interest equity represents the Exchange’s equity held for the benefit of its subscribers (policyholders), who have no rights or interest in the Indemnity shareholder interest income or equity.
All intercompany assets and liabilities between Indemnity and the Exchange have been eliminated in the Consolidated Statements of Financial Position.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on Febuary 25, 2010.
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

Debt securities that have experienced a decline in fair value and that we do not intend to sell, and that will not be required to sell before recovery, are evaluated to determine if the decline in fair value is other-than-temporary.
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
If a decline is deemed to be other-than-temporary, an assessment is made to determine the amount of the total impairment related to a credit loss and that related to all other factors. Consideration is given to all available information relevant to the collectability of the security in this determination. If the entire amortized cost basis of the security will not be recovered, a credit loss exists. Currently, we have the intent to sell all of our securities that have been determined to have a credit-related impairment. As a result, the entire amount of the impairment has been recognized in earnings. If we had securities with credit impairments that we did not intend to sell, the non-credit portion of the impairment would have been recorded in other comprehensive income.
Impairment charges on non-redeemable preferred securities and hybrid securities with equity characteristics are included in earnings consistent with the treatment for equity securities. This is a more conservative approach since the lack of a final maturity and unlikelihood of a call means recovery is uncertain and would occur over a multi-year period.
Trading securities – Our common stock securities are trading securities which are reported at fair value. Unrealized holding gains and losses on these securities are included in net realized gains (losses) in the Consolidated Statement of Operations. Realized gains and losses on sales of common stock are recognized in income based on the specific identification method. Dividend income is recognized as earned.
Limited partnerships – Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest primarily in small- to medium-sized companies. The general partners for our limited partnerships determine the market value of investments in the partnerships, including any other-than-temporary impairments of these individual investments. The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not yet reflect the market conditions experienced in the first quarter of 2010.
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

We perform various procedures in review of the general partners’ valuations. While we generally rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments at the fund level as necessary. There were no valuation changes in 2010 or 2009. As there is a limited market for these investments, they have the greatest potential for market price variability.
Unrealized gains and losses for these investments are reflected in equity in losses of limited partnerships in our Consolidated Statements of Operations in accordance with the equity method of accounting. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
Cash and cash equivalents – Cash and cash equivalents are principally comprised of investments in money market funds and approximate fair value.
Deferred acquisition costs
Acquisition costs that vary with and relate to the production of insurance and investment-type contracts are deferred. Such costs consist principally of commissions, premium taxes and policy issuance expenses.
Property and casualty insurance – Deferred acquisition costs (“DAC”) for property and casualty insurance contracts, which is primarily composed of commissions and certain underwriting expenses, is amortized on a pro rata basis over the applicable policy term. The amount of costs to be deferred would be reduced to the extent future policy premiums and anticipated investment income would not exceed related losses, expenses and policyholder dividends. There was no reduction in costs deferred in any periods presented. The DAC profitability is analyzed annually to ensure recoverability.
Life insurance – DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the policy was issued. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. DAC related to universal life products and deferred annuities is amortized over the estimated lives of the contracts in proportion to actual and expected future gross profits, investment, mortality and expense margins and surrender charges. Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC.
Estimated gross profits are adjusted monthly to reflect actual experience to date and/or for the unlocking of underlying key assumptions based on experience studies. DAC is periodically reviewed for recoverability. For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For universal life and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.
Deferred taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.
Property and casualty unpaid losses and loss expenses
Unpaid losses and loss expenses include estimates for claims that have been reported and those that have been incurred but not reported, as well as estimates of all expenses associated with processing and settling these claims, less estimates of anticipated salvage and subrogation recoveries. Unpaid loss and loss expense reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5%. Estimating the ultimate cost of future losses and loss expenses is an uncertain and complex process. This estimation process is based on the assumption that past developments are an appropriate indicator of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedures, as well as external factors, such as economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

We regularly review the adequacy of our estimated loss and loss expense reserves by line of business. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Life insurance reserves
The liability for future benefits of life insurance contracts is the present value of such benefits less the present value of future net premiums. Life insurance and income-paying annuity future policy benefit reserves are computed primarily by the net level premium method with assumptions as to mortality, withdrawal, lapses and investment yields. Traditional life insurance products are subject to loss recognition testing. The adequacy of the related reserves is verified as part of loss recognition testing. Loss recognition is necessary when the sum of the reserve and the present value of projected policy cash flows is less than unamortized DAC.
Deferred annuity future benefit reserves are established at accumulated account values without reduction for surrender charges. These account values are credited with varying interest rates determined at the discretion of EFL subject to certain minimums.
Agent bonus estimates
Agent bonuses are based on an individual agency’s property and casualty underwriting profitability and also include a component for growth in agency property and casualty premiums if the agency’s underwriting profitability targets for our book of business are met. The estimate for agent bonuses, which are based on the performance over 36 months, is modeled on a monthly basis using actual underwriting data by agency for the two prior years combined with the current year-to-date actual data. At December 31 of each year, we use actual data available and record an accrual based on the expected payment amount. These costs are included in the policy acquisition and underwriting expenses in the Consolidated Statements of Operations.
Recognition of premium revenues and losses
Property and casualty insurance – Insurance premiums written are earned over the terms of the policies on a pro-rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. Losses and loss expenses are recorded as incurred.
Life insurance – Premiums on traditional life insurance products are recognized as earned when due. Reserves for future policy benefits are established as premiums are earned. Premiums received for annuity and universal life products are not reported as revenue, but as deposits, and included in liabilities. For universal life products, revenue is recognized as amounts are assessed against the policyholder’s account for mortality coverage and contract expenses. The primary source of revenue on annuity deposits is derived from the interest earned by EFL, which is reflected in net investment income.
Reinsurance
Property and casualty insurance – Property and casualty assumed involuntary and ceded reinsurance premiums are earned over the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premium income. Reinsurance contracts do not relieve the Property and Casualty Group from its obligations to policyholders.
Life insurance – Reinsurance premiums, commissions and expense reimbursements on reinsurance ceded on life insurance policies are accounted for on a basis consistent with those used in accounting for the underlying reinsured policies. Expense reimbursements received in connection with new reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs. Amounts recoverable from reinsurers for future policy benefits are estimated in a manner consistent with the assumptions used for the underlying policy benefits. Amounts recoverable for incurred claims, future policy benefits and expense reimbursements are recorded as assets. Reinsurance contracts do not relieve EFL from its obligations to policyholders.

Recognition of management fee revenue
Indemnity earns management fees from the Exchange for providing sales, underwriting and policy issuance services. The management fee revenue is calculated as a percentage of the direct written premium of the Property and Casualty Group. The Exchange issues policies with annual terms only. Management fees are recorded as revenue upon policy issuance or renewal, as substantially all of the services required to be performed by us have been satisfied at that time. Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory. Management fee revenue is eliminated in consolidation.
Recognition of service agreement revenue
Included in service agreement revenue are service charges Indemnity collects from policyholders for providing multiple payment plans on policies written by the Property and Casualty Group. Service charges, which are flat dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder. Service agreement revenue also includes late payment and policy reinstatement fees. Service agreement revenue is included in other income in the Consolidated Statements of Operations.
Note 3. Earnings Per Share
Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. Class A diluted earnings per share are calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards not yet vested related to the outside directors’ stock compensation plan.
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Earnings Per Share Calculation
(dollars in millions,			Three months ended March 31,
except per share data)	2010			2009
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A – Basic EPS:
Income available to Class A stockholders	$47	51,185,736	$0.92	$11	51,270,240	$0.22

Dilutive effect of stock awards	0	14,111	—	0	16,820	—

Assumed conversion of Class B shares	0	6,110,400	—	0	6,122,400	—

Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$47	57,310,247	$0.82	$11	57,409,460	$0.19

Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,546	$132.83	$0	2,551	$34.78

There were 11,200 and 14,400 shares of other stock-based awards not yet vested that were included in the diluted earnings per share calculations for the first quarters of 2010 and 2009, respectively. Awards not yet vested related to the outside directors’ stock compensation plan were 2,911 and 2,420 shares for the first quarters of 2010 and 2009, respectively.
Note 4. Variable Interest Entity
Exchange
The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which Indemnity serves as attorney-in-fact. Indemnity holds a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (i.e. subscribers (policyholders)) of the Exchange and because of the significance of the management fees the Exchange pays to Indemnity as the decision maker. The new accounting guidance, which we adopted on January 1, 2010, requires entities to perform a qualitative analysis to determine the primary beneficiary of variable interest entities. As a result of adopting the new guidance, Indemnity is deemed to have a controlling financial interest in the Exchange and is considered the primary beneficiary. The Exchange’s results have been consolidated with those of Indemnity. We have retrospectively applied the new accounting guidance and have consolidated the Exchange for all periods presented in this report for comparability purposes. See Note 2.
Consolidation of the Exchange is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance. Indemnity earns management fee revenues from the Exchange for services provided as attorney-in-fact for the Exchange. Indemnity’s management fee revenues are based on the direct written premiums of the Exchange and the other members of the Property and Casualty Group. Indemnity’s Board of Directors determines the management fee rate paid by the Exchange to Indemnity. This rate cannot exceed 25% of the direct and affiliated assumed written premiums of the Exchange, as defined by the subscriber agreement signed by each policyholder. The management fee revenues and management fee expenses are eliminated in consolidation.
Indemnity participates in the underwriting results of the Exchange through the pooling arrangement in which its insurance subsidiaries have a 5.5% participation. If the Exchange were to default, Indemnity’s insurance subsidiaries would be liable for the policies that they wrote directly. Indemnity’s property and casualty insurance subsidiaries wrote approximately 16% of the 2009 direct written premiums of the Property and Casualty Group. Indemnity’s Board of Directors determines the continuation and participation percentage of Indemnity’s property and casualty subsidiaries in the reinsurance pooling arrangement.
Indemnity has no obligation related to any underwriting and/or investment losses experienced by the Exchange. Indemnity would however be adversely impacted if the Exchange incurred significant underwriting and/or investment losses. If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and as a consequence the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange would have an adverse effect on the amount of the management fees Indemnity receives and the underwriting results of the Property and Casualty Group in which Indemnity has a 5.5% participation. In addition, a decline in the surplus of the Exchange from its current level may impact the management fee rate received by Indemnity. Indemnity also has an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee, reinsurance recoverables from unpaid losses and loss expenses and unearned premium balances ceded under the pooling arrangement and cost reimbursements.
Indemnity has not provided financial or other support to the Exchange for the reporting periods presented. At March 31, 2010, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange. Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.
Note 5. Segment Information
As a result of the changes in our reporting entity at January 1, 2010 (see Note 2), our reportable segments have increased from three to four. Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations. The segment information presented below includes reclassification of all comparative prior period segment information. Accounting policies for segments are the same as those described in the summary of significant accounting policies. See Note 2. Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making. No single customer or agent provides 10% or more of revenues.
Our management operations segment consists of serving as attorney-in-fact for the Exchange. Indemnity operates in this capacity solely for the Exchange. We evaluate profitability of our management operations segment principally on the gross margin from management operations.
Indemnity earns management fees from the Exchange for providing sales, underwriting and policy issuance services. The management fee revenue, which is eliminated in consolidation, is calculated as a percentage of the direct written premium of the Property and Casualty Group. The Exchange issues policies with annual terms only. Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time. Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory. Although these management fee revenues and expenses are eliminated in consolidation, the amount of the fee directly impacts allocations of our consolidated net income between noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers, and Indemnity’s interests which earns the management fee revenue and represents Indemnity shareholder interest in net income.
Our property and casualty insurance segment includes personal and commercial lines. Personal lines consist primarily of personal auto and homeowners and are marketed to individuals. Commercial lines consist primarily of commercial multi-peril, commercial auto and workers compensation and are marketed to small- and medium-sized businesses. Our property and casualty policies are sold by independent agents. Our property and casualty insurance underwriting operations are conducted through Indemnity subsidiaries and the Exchange, which includes assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary and ceded reinsurance business. The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business. We evaluate profitability of the property and casualty operations principally based on net underwriting results represented by the combined ratio.
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty operations. We evaluate profitability of the life insurance segment principally based on segment net income, including investments, which for segment purposes are reflected in the investment operations segment. At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products. Through March 31, 2010, investment activities on life insurance-related assets generated revenues of $27 million resulting in EFL reporting income before income taxes of $10 million, before intercompany eliminations. Through March 31, 2009, investment activities on life insurance-related assets generated revenue of $6 million resulting in EFL reporting losses before income taxes of $6 million, before intercompany eliminations. See Note 22 for EFL supplemental information.
The investment operations segment performance is evaluated based on appreciation of assets, rate of return and overall return. Investment-related income for the life operations is included in the investment segment results.
The following tables summarize the components of the Consolidated Statements of Operations by reportable business segments:

	Erie Insurance Group
	For the three months ended March 31, 2010
	Management	Property and	Life insurance
(in millions)	operations	casualty operations	operations	Investments	Eliminations	Consolidated
Premiums earned/life policy revenue		$962	$16			$978
Net investment income				$107	$(3)	104
Net realized investment gains (losses)				125		125
Net impairment losses recognized in earnings				(2)		(2)
Equity in earnings (losses) of limited partnerships				3		3
Management fee revenue	$237				(237)	—
Service agreement and other revenue	8					8

Total revenues	245	962	16	233	(240)	1,216

Cost of management operations	192				(192)	—
Insurance losses and loss expenses		738			(1)	737
Benefits and other changes in policy reserves			24			24
Policy acquisition and underwriting expense		265	9		(47)	227

Total benefits and expenses	192	1,003	33	—	(240)	988

Income (loss) before income taxes	53	(41)	(17)	233	—	228
Provision (benefit) for income taxes	18	(14)	(6)	68	—	66

Net income (loss)	$35	$(27)	$(11)	$165	$—	$162

	Erie Insurance Group
	For the three months ended March 31, 2009
	Management	Property and	Life insurance
(in millions)	operations	casualty operations	operations	Investments(1)	Eliminations	Consolidated
Premiums earned/life policy revenue		$941	$16		$—	$957
Net investment income				$120	(3)	117
Net realized investment losses				(155)		(155)
Net impairment losses recognized in earnings				(71)		(71)
Equity in losses of limited partnerships				(161)		(161)
Management fee revenue	$230				(230)	—
Service agreement and other revenue	8					8

Total revenues (losses)	238	941	16	(267)	(233)	695

Cost of management operations	193				(193)	—
Insurance losses and loss expenses		782			(1)	781
Benefits and other changes in policy reserves			22			22
Policy acquisition and underwriting expense		265	6		(39)	232

Total benefits and expenses	193	1,047	28	—	(233)	1,035

Income (loss) before income taxes	45	(106)	(12)	(267)	—	(340)
Provision (benefit) for income taxes	14	(37)	(4)	(62)	—	(89)

Net income (loss)	$31	$(69)	$(8)	$(205)	$—	$(251)

(1)	The significant realized losses, impairment charges and market value adjustments on limited partnership investments were impacted by the significant disruption in the financial markets.
See the “Results of the Erie Insurance Group’s operations by interest” table in the Management’s Discussion and Analysis for the composition of income attributable to Indemnity and income attributable to the noncontrolling interest (Exchange).
Note 6. Fair Value
Our available-for-sale and trading securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.
Valuation techniques used to derive the fair value of our available-for–sale and trading securities are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources.
Unobservable inputs reflect our own assumptions regarding fair market value for these securities. Although the majority of our prices are obtained from third party sources, we also perform an internal pricing review for securities with low trading volumes in the current market conditions. Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at March 31, 2010:

	Erie Insurance Group
		March 31, 2010
		Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available for sale securities:
Fixed maturities
U.S. treasuries and government agencies	$3	$3	$0	$0
U.S. government sponsored enterprises	22	0	22	0
Foreign government	2	0	2	0
Municipal securities	247	0	247	0
U.S. corporate debt — non-financial	179	0	179	0
U.S. corporate debt — financial	137	0	135	2
Foreign corporate debt — non-financial	31	0	31	0
Foreign corporate debt — financial	18	0	18	0
Structured securities:
Asset-backed securities — auto loans	4	0	4	0
Collateralized debt obligations	9	0	0	9
Commercial mortgage-backed	6	0	6	0
Residential mortgage-backed:
Government sponsored enterprises	13	0	13	0
Non-government sponsored enterprises	3	0	3	0

Total fixed maturities-Indemnity	$674	$3	$660	$11

Equity securities
U.S. nonredeemable preferred securities:
Financial	$28	$7	$19	$2
Non-financial	14	6	8	0
Foreign nonredeemable preferred securities:
Financial	5	0	5	0
Non-financial	1	0	1	0

Total equity securities — Indemnity	$48	$13	$33	$2

Total available-for-sale securities — Indemnity	$722	$16	$693	$13

Trading securities:
Common stock	45	45	0	0

Total trading securities	45	45	0	0

Total Indemnity	$767	$61	$693	$13

	Erie Insurance Group
		March 31, 2010
		Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Exchange
Available for sale securities:
Fixed maturities
U.S. treasuries and government agencies	$5	$5	$0	$0
U.S. government sponsored enterprises	87	0	87	0
Foreign government	11	0	11	0
Municipal securities	1,421	0	1,421	0
U.S. corporate debt — non-financial	2,217	6	2,202	9
U.S. corporate debt — financial	1,549	6	1,543	0
Foreign corporate debt — non-financial	400	0	400	0
Foreign corporate debt — financial	360	0	360	0
Structured securities:
Asset-backed securities — auto loans	51	0	51	0
Asset-backed securities — other	28	0	23	5
Collateralized debt obligations	83	0	13	70
Commercial mortgage-backed	152	0	152	0
Residential mortgage-backed:
Government sponsored enterprises	172	0	172	0
Non-government sponsored enterprises	33	0	33	0

Total fixed maturities — Exchange	$6,569	$17	$6,468	$84

Equity securities
U.S. nonredeemable preferred securities:
Financial	$333	$105	$223	$5
Non-financial	137	57	80	0
Government sponsored enterprises	3	3	0	0
Foreign nonredeemable preferred securities:
Financial	54	16	38	0
Non-financial	9	0	9	0

Total equity securities — Exchange	$536	$181	$350	$5

Total available for sale securities — Exchange	$7,105	$198	$6,818	$89

Trading securities:
Common stock	$1,933	$1,923	$0	$10

Total trading securities	1,933	1,923	0	10
	— —
Total — Exchange	$9,038	$2,121	$6,818	$99

Total — Erie Insurance Group	$9,805	$2,182	$7,511	$112

Level 3 Assets — Quarterly Change:

	Erie Insurance Group
	Beginning					Ending
	balance at		Included in other	Purchases,	Transfers in	balance at
	December 31,	Included in	Comprehensive	sales and	and (out) of	March 31,
(in millions)	2009	earnings (1)	income	adjustments	Level 3 (2)	2010

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$2	$0	$0	$0	$0	$2
Collateralized debt obligations	8	0	1	0	0	9

Total fixed maturities	10	0	1	0	0	11
Preferred stock:
U.S. nonredeemable — financial	1	0	1	0	0	2

Total preferred stock	1	0	1	0	0	2

Total Level 3 assets — Indemnity	$11	$0	$2	$0	$0	$13
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — non-financial	$17	$0	$0	$(7)	$(1)	$9
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	49	1	7	0	13	70

Total fixed maturities	71	1	7	(7)	12	84
Preferred stock:
U.S. nonredeemable — financial	4	0	1	0	0	5

Total preferred stock	4	0	1	0	0	5
Trading securities:

Common stock	9	1	0	0	0	10

Total Level 3 assets — Exchange	$84	$2	$8	$(7)	$12	$99

Total Level 3 assets — Erie Insurance Group	$95	$2	$10	$(7)	$12	$112

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three months ended March 31, 2010 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. There were no significant transfers in and out of Level 3. Transfers in and out of levels are recognized at the end of the period.
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2010.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31. 2009:

	Erie Insurance Group
		At December 31, 2009
		Fair value measurements using:
		Quoted prices
		in active	Significant	Significant
		markets for	Observable	Unobservable
		identical assets	inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available-for-sale securities:
Fixed maturities	$664	$6	$648	$10
Preferred stock	38	9	28	1
Trading securities — common stock	42	42	0	0

Total — Indemnity	$744	$57	$676	$11
Exchange
Available-for-sale securities:
Fixed maturities	$6,517	$31	$6,415	$71
Preferred stock	472	157	311	4
Trading securities — common stock	1,835	1,826	0	9

Total — Exchange	$8,824	$2,014	$6,726	$84

Total — Erie Insurance Group	$9,568	$2,071	$7,402	$95

Level 3 Assets — Year-to-Date Change:

	Erie Insurance Group
	Beginning					Ending
	balance at		Included in other	Purchases,	Transfers in	balance at
	December 31,	Included in	Comprehensive	sales and	and (out) of	December 31,
(in millions)	2008	earnings (1)	income	adjustments	Level 3 (2)	2009

Indemnity
Available-for-sale securities:
Fixed maturities	$14	$(1)	$2	$1	$(6)	$10
Preferred stock	12	0	0	0	(11)	1
Trading securities — common stock	0	0	0	0	0	0

Total Level 3 assets — Indemnity	$26	$(1)	$2	$1	$(17)	$11
Exchange
Available-for-sale securities:
Fixed maturities	$103	$(7)	$10	$(9)	$(26)	$71
Preferred stock	50	0	2	(5)	(43)	4
Trading securities — common stock	0	3	0	6	0	9

Total Level 3 assets — Exchange	$153	$(4)	$12	$(8)	$(69)	$84

Total Level 3 assets — Erie Insurance Group	$179	$(5)	$14	$(7)	$(86)	$95

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the twelve months ended December 31, 2009 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the end of the period
Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when in our judgment a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions. At March 31, 2010, we adjusted some prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes.
The following table displays the number and values of these adjustments for the three months ended March 31:

		Value of	Value of
		securities	securities used in
	Number of	using pricing	the financial
(dollars in millions)	holdings	service	statements

Indemnity	9	$7	$7
Exchange	18	70	71

Total — Erie Insurance Group		$77	$78

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

The following table sets forth the fair value of the consolidated fixed maturity and preferred stock securities by pricing source:

	Erie Insurance Group
	March 31, 2010
(in millions)	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturity securities:
Priced via pricing services	$660	$3	$657	$0
Priced via market comparables/non-binding broker quote(1)	3	0	3	0
Priced via internal modeling (2)	11	0	0	11

Total fixed maturity securities	674	3	660	11

Preferred stock securities:
Priced via pricing services	41	13	28	0
Priced via market comparables/non-binding broker quote (1)	5	0	5	0
Priced via internal modeling (2)	2	0	0	2

Total preferred stock securities	48	13	33	2

Common stock securities:
Priced via pricing services	45	45	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	0	0	0	0

Total common stock securities	45	45	0	0

Total available-for-sale/trading securities — Indemnity	$767	$61	$693	$13

Exchange
Fixed maturity securities:
Priced via pricing services	$6,421	$17	$6,404	$0
Priced via market comparables/non-binding broker quote (1)	64	0	64	0
Priced via internal modeling (2)	84	0	0	84

Total fixed maturity securities	6,569	17	6,468	84

Preferred stock securities:
Priced via pricing services	508	181	327	0
Priced via market comparables/non-binding broker quote (1)	23	0	23	0
Priced via internal modeling (2)	5	0	0	5

Total preferred stock securities	536	181	350	5

Common stock securities:
Priced via pricing services	1,923	1,923	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	10	0	0	10

Total common stock securities	1,933	1,923	0	10

Total available-for-sale/trading securities — Exchange	$9,038	$2,121	$6,818	$99

Total available-for-sale/trading securities — Erie Insurance Group	$9,805	$2,182	$7,511	$112

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3

(2)	Internal modeling using a discounted cash flow model was performed on 20 fixed maturities, 1 preferred equity and 3 common equity securities representing less than 1.1% of the total portfolio.
We have no assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2010.

Note 7. Investments
The following tables summarize the cost and fair value of our available-for-sale securities at March 31, 2010 and December 31, 2009:

	Erie Insurance Group
	March 31, 2010
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
Available-for-sale securities	cost	gains	losses	fair value
Indemnity
Fixed maturities
U.S. treasuries and government agencies	$3	$0	$0	$3
U.S. government sponsored enterprises	22	0	0	22
Foreign government	2	0	0	2
Municipal securities	239	8	0	247
U.S. corporate debt — non-financial	169	10	0	179
U.S. corporate debt — financial	132	6	1	137
Foreign corporate debt — non-financial	30	2	1	31
Foreign corporate debt — financial	17	2	1	18
Structured securities:
Asset-backed securities — auto loans	4	0	0	4
Collateralized debt obligations	9	1	1	9
Commercial mortgage-backed	5	1	0	6
Residential mortgage-backed:
Government sponsored enterprises	13	0	0	13
Non-government sponsored enterprises	3	0	0	3

Total fixed maturities-Indemnity	$648	$30	$4	$674

Equity securities
U.S. nonredeemable preferred securities:
Financial	$24	$4	$0	$28
Non-financial	13	1	0	14
Foreign nonredeemable preferred securities:
Financial	4	1	0	5
Non-financial	1	0	0	1

Total equity securities — Indemnity	$42	$6	$0	$48

Total available-for-sale securities — Indemnity	$690	$36	$4	$722

Exchange
Fixed maturities
U.S. treasuries and government agencies	$5	$0	$0	$5
U.S. government sponsored enterprises	86	1	0	87
Foreign government	10	1	0	11
Municipal securities	1,371	52	2	1,421
U.S. corporate debt — non-financial	2,079	142	4	2,217
U.S. corporate debt — financial	1,459	104	14	1,549
Foreign corporate debt — non-financial	377	25	2	400
Foreign corporate debt — financial	348	14	2	360
Structured securities:
Asset-backed securities — auto loans	48	3	0	51
Asset-backed securities — other	28	1	1	28
Collateralized debt obligations	86	6	9	83
Commercial mortgage-backed	149	5	2	152
Residential mortgage-backed:
Government sponsored enterprises	166	6	0	172
Non-government sponsored enterprises	37	0	4	33

Total fixed maturities — Exchange	$6,249	$360	$40	$6,569

Equity securities
U.S. nonredeemable preferred securities:
Financial	$278	$61	$6	$333
Non-financial	132	7	2	137
Government sponsored enterprises	1	2	0	3
Foreign nonredeemable preferred securities:
Financial	50	5	1	54
Non-financial	8	1	0	9

Total equity securities — Exchange	$469	$76	$9	$536

Total available-for-sale securities — Exchange	$6,718	$436	$49	$7,105

Total available-for-sale securities — Erie Insurance Group	$7,408	$472	$53	$7,827

	Erie Insurance Group
	December 31, 2009
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
Available-for-sale securities	cost	gains	losses	fair value
Indemnity
Fixed maturities
U.S. treasuries and government agencies	$3	$0	$0	$3
U.S. government sponsored enterprises	14	0	0	14
Foreign government	2	0	0	2
Municipal securities	235	9	0	244
U.S. corporate debt — non-financial	172	10	1	181
U.S. corporate debt — financial	135	7	4	138
Foreign corporate debt — non-financial	26	2	0	28
Foreign corporate debt — financial	19	2	1	20
Structured securities:
Asset-backed securities — auto loans	4	0	0	4
Collateralized debt obligations	10	0	2	8
Commercial mortgage-backed	5	0	0	5
Residential mortgage-backed:
Government sponsored enterprises	14	0	0	14
Non-government sponsored enterprises	3	0	0	3

Total fixed maturities-Indemnity	$642	$30	$8	$664

Equity securities
U.S. nonredeemable preferred securities:
Financial	$20	$3	$1	$22
Non-financial	9	1	0	10
Foreign nonredeemable preferred securities:
Financial	5	0	0	5
Non-financial	1	0	0	1

Total equity securities — Indemnity	$35	$4	$1	$38

Total available-for-sale securities — Indemnity	$677	$34	$9	$702

Exchange
Fixed maturities
U.S. treasuries and government agencies	$5	$0	$0	$5
U.S. government sponsored enterprises	76	1	0	77
Foreign government	10	1	0	11
Municipal securities	1,389	55	3	1,441
U.S. corporate debt — non-financial	2,078	125	10	2,193
U.S. corporate debt — financial	1,498	82	28	1,552
Foreign corporate debt — non-financial	375	22	2	395
Foreign corporate debt — financial	292	11	4	299
Structured securities:
Asset-backed securities — auto loans	48	3	0	51
Asset-backed securities — credit cards	5	0	0	5
Asset-backed securities — other	35	0	2	33
Collateralized debt obligations	88	5	16	77
Commercial mortgage-backed	127	5	5	127
Residential mortgage-backed:
Government sponsored enterprises	192	6	0	198
Non-government sponsored enterprises	59	0	6	53

Total fixed maturities — Exchange	$6,277	$316	$76	$6,517

Equity securities
U.S. nonredeemable preferred securities:
Financial	$259	$53	$11	$301
Non-financial	111	4	2	113
Government sponsored enterprises	1	2	0	3
Foreign nonredeemable preferred securities:
Financial	46	4	3	47
Non-financial	8	0	0	8

Total equity securities — Exchange	$425	$63	$16	$472

Total available-for-sale securities — Exchange	$6,702	$379	$92	$6,989

Total available-for-sale securities — Erie Insurance Group	$7,379	$413	$101	$7,691

The amortized cost and estimated fair value of fixed maturities at March 31, 2010, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	Amortized	Estimated
(in millions)	cost	fair value
Indemnity
Due in one year or less	$29	$29
Due after one year through five years	258	272
Due after five years through ten years	260	271
Due after ten years	101	102

Total fixed maturities — Indemnity	$648	$674

Exchange
Due in one year or less	$308	$313
Due after one year through five years	2,278	2,422
Due after five years through ten years	2,442	2,568
Due after ten years	1,221	1,266

Total fixed maturities — Exchange	$6,249	$6,569

Total fixed maturities — Erie Insurance Group	$6,897	$7,243

Fixed maturities and equity securities in a gross unrealized loss position at March 31, 2010 are as follows for Indemnity. Data is provided by length of time securities were in a gross unrealized loss position.
March 31, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Indemnity
Fixed maturities:
U.S government sponsored enterprises	$11	$0	$0	$0	$11	$0	3
Municipal securities	26	0	5	0	31	0	17
U.S. corporate debt — non-financial	13	0	3	0	16	0	8
U.S. corporate debt — financial	21	0	24	1	45	1	26
Foreign corporate debt — non-financial	4	0	3	1	7	1	4
Foreign corporate debt — financial	0	0	2	1	2	1	3
Structured securities:
Collateralized debt obligations	0	0	4	1	4	1	6
Commercial mortgage-backed	1	0	1	0	2	0	2
Residential mortgage-backed:
Government sponsored enterprises	3	0	0	0	3	0	1
Non-government sponsored enterprises	0	0	3	0	3	0	2

Total fixed maturities — Indemnity	$79	$0	$45	$4	$124	$4	72

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$1	$0	$6	$0	$7	$0	6
Non-financial	4	0	2	0	6	0	3
Foreign nonredeemable preferred securities:
Financial	0	0	1	0	1	0	1

Total equity securities — Indemnity	$5	$0	$9	$0	$14	$0	10

Quality breakdown of fixed maturities at March 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Indemnity
Investment grade	$76	$0	$39	$3	$115	$3	62
Non-investment grade	3	0	6	1	9	1	10

Total fixed maturities — Indemnity	$79	$0	$45	$4	$124	$4	72

Fixed maturities and equity securities in a gross unrealized loss position at March 31, 2010 are as follows for the Exchange. Data is provided by length of time securities were in a gross unrealized loss position.
March 31, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Fixed maturities:
U.S. government sponsored enterprises	$17	$0	$0	$0	$17	$0	3
Municipal securities	100	1	41	1	141	2	24
U.S. corporate debt — non-financial	92	1	84	3	176	4	36
U.S. corporate debt — financial	73	2	166	12	239	14	56
Foreign corporate debt — non-financial	34	0	24	2	58	2	11
Foreign corporate debt — financial	42	0	55	2	97	2	16
Structured securities:
Asset backed — other	0	0	9	1	9	1	2
Collateralized debt obligations	0	0	34	9	34	9	9
Commercial mortgage-backed	16	0	36	2	52	2	7
Residential mortgage-backed:
Government sponsored enterprises	9	0	0	0	9	0	1
Non-government sponsored enterprises	0	0	33	4	33	4	6

Total fixed maturities — Exchange	$383	$4	$482	$36	$865	$40	171

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$7	$0	$62	$6	$69	$6	13
Non-financial	24	0	36	2	60	2	9
Foreign nonredeemable preferred securities:
Financial	3	0	20	1	23	1	5

Total equity securities — Exchange	$34	$0	$118	$9	$152	$9	27

Quality breakdown of fixed maturities at March 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Investment grade	$375	$4	$344	$24	$719	$28	132
Non-investment grade	8	0	138	12	146	12	39

Total fixed maturities — Exchange	$383	$4	$482	$36	$865	$40	171

The above securities for Indemnity and the Exchange have been evaluated and determined to be temporary impairments for which we expect to recover our entire principal plus interest. The primary components of this analysis are a general review of market conditions and financial performance of the issuer along with the extent and duration of which fair value is less than cost. A large portion of the unrealized losses greater than 12 months are related to U.S. financial sector securities. The continued unrealized loss positions in these securities are reflective of wide credit spreads and increased liquidity discounts since purchase. Any debt securities that we intend to sell or will more likely than not be required to sell before recovery are included in other-than-temporary impairments with the impairment charges recognized in earnings.

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2009 are as follows for Indemnity. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2009

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Indemnity
Fixed maturities:
U.S. government sponsored enterprises	$8	$0	$0	$0	$8	$0	$2
Municipal securities	18	0	5	0	23	0	12
U.S. corporate debt — non-financial	19	0	8	1	27	1	16
U.S. corporate debt — financial	16	1	40	3	56	4	42
Foreign corporate debt — non-financial	0	0	4	0	4	0	3
Foreign corporate debt — financial	2	0	3	1	5	1	4
Structured securities:
Collateralized debt obligations	0	0	3	2	3	2	6
Commercial mortgage-backed	0	0	1	0	1	0	1
Residential mortgage-backed:
Government sponsored enterprises	6	0	0	0	6	0	2
Non-government sponsored enterprises	0	0	3	0	3	0	2

Total fixed maturities — Indemnity	$69	$1	$67	$7	$136	$8	90

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$5	$0	$5	$1	$10	$1	8
Non-financial	3	0	4	0	7	0	3
Foreign nonredeemable preferred securities:
Financial	0	0	1	0	1	0	1

Total equity securities — Indemnity	$8	$0	$10	$1	$18	$1	12

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Indemnity
Investment grade	$69	$1	$49	$4	$118	$5	71
Non-investment grade	0	0	18	3	18	3	19

Total fixed maturities — Indemnity	$69	$1	$67	$7	$136	$8	90

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2009 are as follows for the Exchange. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2009

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Fixed maturities:
U.S. government sponsored enterprises	$50	$0	$0	$0	$50	$0	6
Municipal securities	105	2	26	1	131	3	24
U.S. corporate debt — non-financial	128	3	129	7	257	10	56
U.S. corporate debt — financial	159	2	318	26	477	28	98
Foreign corporate debt — non-financial	12	0	36	2	48	2	9
Foreign corporate debt — financial	17	0	68	4	85	4	17
Structured securities:
Asset backed — credit cards	0	0	5	0	5	0	1
Asset backed — other	0	0	18	2	18	2	3
Collateralized debt obligations	8	1	28	15	36	16	15
Commercial mortgage-backed	1	0	34	5	35	5	6
Residential mortgage-backed:
Government sponsored enterprises	28	0	0	0	28	0	4
Non-government sponsored enterprises	0	0	45	6	45	6	9

Total fixed maturities — Exchange	$508	$8	$707	$68	$1,215	$76	248

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$36	$2	$72	$9	$108	$11	20
Non-financial	14	0	43	2	57	2	10
Foreign nonredeemable preferred securities:
Financial	0	0	18	3	18	3	4

Total equity securities — Exchange	$50	$2	$133	$14	$183	$16	34

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Investment grade	$494	$8	$522	$50	$1,016	$58	191
Non-investment grade	14	0	185	18	199	18	57

Total fixed maturities — Exchange	$508	$8	$707	$68	$1,215	$76	248

Investment income, net of expenses, was generated from the following portfolios as follows for the three months ended March 31:

	Erie Insurance Group
(in millions)	2010	2009
Indemnity
Fixed maturities	$8	$10
Equity securities	1	2
Cash equivalents and other	0	1

Total investment income	9	13
Less: investment expenses	0	0

Investment income, net of expenses — Indemnity	$9	$13

Exchange
Fixed maturities	$86	$91
Equity securities	16	17
Cash equivalents and other	0	3

Total investment income	102	111
Less: investment expenses	7	7

Investment income, net of expenses — Exchange	$95	$104

Total consolidated investment income, net of expenses — Erie Insurance Group	$104	$117

Dividend income is recognized as earned and recorded to net investment income.
Realized gains (losses) on investments were as follows:

	Erie Insurance Group
	Three months ended March 31,
(in millions)	2010	2009
Indemnity
Available-for-sale securities:
Fixed maturities
Gross realized gains	$2	$0
Gross realized gains (losses)	0	(2)

Net realized gains (losses)	2	(2)

Equity securities
Gross realized gains	0	3
Gross realized gains (losses)	0	(1)

Net realized gains	0	2

Trading securities:
Common stock
Gross realized gains	1	0
Gross realized gains (losses)	0	(2)
Valuation adjustments	2	(2)

Net realized gains (losses)	3	(4)

Net realized gains (losses) on investments — Indemnity	$5	$(4)

	Erie Insurance Group (Continued)
	Three months ended March 31,
(in millions)	2010	2009
Exchange
Available-for-sale securities:
Fixed maturities
Gross realized gains	$21	$3
Gross realized losses	(9)	(15)

Net realized gains (losses)	12	(12)

Equity securities
Gross realized gains	4	7
Gross realized gains (losses)	0	(4)

Net realized gains	4	3

Trading securities:
Common stock
Gross realized gains	45	15
Gross realized losses	(12)	(95)
Valuation adjustments	71	(62)

Net realized gains (losses)	104	(142)

Net realized gains (losses) on investments — Exchange	$120	$(151)

Net realized gains (losses) on investments — Erie Insurance Group	$125	$(155)

The components of other-than-temporary impairments on investments are included below.

	Erie Insurance Group
	Three months ended March 31,
(in millions)	2010	2009
Indemnity
Fixed maturities	$0	$(3)
Equity securities	0	(2)

Total	0	(5)
Portion recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings — Indemnity	$0	$(5)

Exchange
Fixed maturities	$(2)	$(26)
Equity securities	0	(40)

Total	(2)	(66)
Portion recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings — Exchange	$(2)	$(66)

Net impairment losses recognized in earnings — Erie Insurance Group	$(2)	$(71)

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

Limited partnerships

Our limited partnership investments are recorded using the equity method of accounting as we do not exercise significant influence over any of these partnerships. As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2010 are comprised of general partnership financial results for the fourth quarter of 2009. Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2010. Private equity and mezzanine debt sectors appear to be stabilizing; however, there may be additional deterioration in the real estate sector. Such declines could be significant. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
We have provided summarized financial information in the following table for the three months ended March 31, 2010 and 2009. Amounts provided in the table are presented using the latest available financial statements received from the partnerships. Limited partnership financial information has been presented based on the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2010 include the general partnership results for the fourth quarter of 2009.

	As of and for the three months ended March 31, 2010
			Income (loss)
			recognized
(dollars in millions)			due to valuation
Investment percentage in partnership	Number of		adjustments	Income (loss)
for Erie Insurance Group	partnerships	Asset recorded	by the partnerships	recorded

Indemnity
Private equity:
Less than 10%	26	$82	$4	$1
Greater than or equal to 10% but less than 50%	3	7	0	0
Greater than 50%	1	3	0	0

Total private equity	30	92	4	1
Mezzanine debt:
Less than 10%	12	31	1	0
Greater than or equal to 10% but less than 50%	3	17	1	(1)
Greater than 50%	1	2	0	0

Total mezzanine debt	16	50	2	(1)
Real estate:
Less than 10%	19	70	(1)	(2)
Greater than or equal to 10% but less than 50%	5	14	(2)	(1)
Greater than 50%	4	9	0	0

Total real estate	28	93	(3)	(3)

Total limited partnerships-Indemnity	74	$235	$3	$(3)

Exchange
Private equity:
Less than 10%	41	$494	$21	$(1)
Greater than or equal to 10% but less than 50%	3	29	2	0
Greater than 50%	1	6	0	0

Total private equity	45	529	23	(1)
Mezzanine debt:
Less than 10%	14	142	4	0
Greater than or equal to 10% but less than 50%	4	47	(1)	(1)
Greater than 50%	3	30	0	1

Total mezzanine debt	21	219	3	0
Real estate:
Less than 10%	32	286	(7)	(8)
Greater than or equal to 10% but less than 50%	7	53	(3)	(2)
Greater than 50%	4	32	(1)	(1)

Total real estate	43	371	(11)	(11)

Total limited partnerships-Exchange	109	$1,119	$15	$(12)

Total limited partnerships-Erie Insurance Group		$1,354	$18	$(15)

Per the limited partner financial statements, total partnership assets were $55 billion and total partnership liabilities were $11 billion at March 31, 2010 (as recorded in the December 31, 2009 limited partnership financial statements). For the three month period comparable to that presented in the preceding table (fourth quarter of 2009), total partnership valuation adjustment gains were $1 billion and total partnership net income was $3 million.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2009 include the general partnership financial results for the fourth quarter of 2008 and the first three quarters of 2009.

	As of and for the year ended December 31, 2009
			(Loss) income
			recognized
(dollars in millions)			due to valuation
Investment percentage in partnership	Number of		adjustments	(Loss) income
for Erie Insurance Group	partnerships	Asset recorded	by the partnerships	recorded

Indemnity
Private equity:
Less than 10%	26	$76	$(11)	$(1)
Greater than or equal to 10% but less than 50%	3	6	0	0
Greater than 50%	1	3	0	0

Total private equity	30	85	(11)	(1)
Mezzanine debt:
Less than 10%	12	30	(4)	(1)
Greater than or equal to 10% but less than 50%	3	18	(2)	2
Greater than 50%	1	3	(1)	0

Total mezzanine debt	16	51	(7)	1
Real estate:
Less than 10%	19	65	(31)	1
Greater than or equal to 10% but less than 50%	5	17	(6)	1
Greater than 50%	4	17	(21)	(2)

Total real estate	28	99	(58)	0

Total limited partnerships-Indemnity	74	$235	$(76)	$0

Exchange
Private equity:
Less than 10%	41	$466	$(46)	$14
Greater than or equal to 10% but less than 50%	3	31	1	(1)
Greater than 50%	1	6	(1)	(1)

Total private equity	45	503	(46)	12
Mezzanine debt:
Less than 10%	14	138	(11)	4
Greater than or equal to 10% but less than 50%	4	48	(4)	9
Greater than 50%	3	30	(2)	2

Total mezzanine debt	21	216	(17)	15
Real estate:
Less than 10%	32	302	(164)	(8)
Greater than or equal to 10% but less than 50%	7	61	(40)	(1)
Greater than 50%	4	34	(48)	4

Total real estate	43	397	(252)	(5)

Total limited partnerships-Exchange	109	$1,116	$(315)	$22

Total limited partnerships-Erie Insurance Group		$1,351	$(391)	$22

Per the limited partner financial statements, total partnership assets were $53 billion and total partnership liabilities were $11 billion at December 31, 2009 (as recorded in the September 30, 2009 limited partnership financial statements). For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2008 and first three quarters of 2009), total partnership valuation adjustment losses were $8 billion and total partnership net losses were $1 billion.
See also Note 18 for investment commitments related to limited partnerships.

Note 8. Bank Line of Credit
As of March 31, 2010, Indemnity has available a $100 million line of credit with a bank that expires on December 31, 2011. There were no borrowings outstanding on the line of credit as of March 31, 2010. Bonds with a fair value of $131 million are pledged as collateral on the line at March 31, 2010.
As of March 31, 2010, the Exchange has available a $200 million revolving line of credit that expires on September 30, 2012. There were no borrowings outstanding on the line of credit as of March 31, 2010. Bonds with a fair value of $259 million are pledged as collateral on the lines at March 31, 2010.
Securities pledged as collateral on both lines have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of March 31, 2010. The banks require compliance with certain covenants which include statutory surplus and risk based capital ratios for the Exchange line of credit and minimum net worth and leverage ratios for Indemnity’s line of credit. We are in compliance with all covenants at March 31, 2010.
Note 9. Income Taxes
The provision (benefit) for income taxes consists of the following for the three months ended March 31:

	Erie Insurance Group
(in millions)	2010	2009

Indemnity
Current income taxes	$15	$13
Deferred income taxes	6	(10)

Total provision for income taxes – Indemnity	21	3

Exchange
Current income taxes	18	(50)
Deferred income taxes	27	(42)

Total provision (benefit) for income taxes – Exchange	45	(92)

Total provision (benefit) for income taxes – Erie Insurance Group	$66	$(89)

The fluctuation in provision for current income taxes – Exchange was driven by lower investment income in 2009. The deferred income tax benefit in 2009 was primarily driven by impairments and unrealized losses on common stock.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rates to pre-tax income is as follows for the three months ended March 31:

	Erie Insurance Group
(in millions)	2010	2009

Indemnity
Income tax at statutory rates	$23	$6
Tax-exempt interest	(1)	(1)
Deferred tax valuation allowance	(2)	(1)
Other, net	1	(1)

Provision for income taxes – Indemnity	21	3

Exchange
Income tax at statutory rates	57	(124)
Tax-exempt interest	(4)	(4)
Dividends received deduction	(2)	(3)
Deferred tax valuation allowance	(4)	42
Other, net	(2)	(3)

Provision (benefit) for income taxes – Exchange	45	(92)

Provision (benefit) for income taxes – Erie Insurance Group	$66	$(89)

Temporary differences and carry-forwards, which give rise to consolidated deferred tax assets and liabilities, are as follows:

	Erie Insurance Group
	March 31,	December 31,
(in millions)	2010	2009

Indemnity
Deferred tax assets:
Loss reserve discount	$5	$5
Unearned premiums	7	7
Net allowance for service fees and premium cancellations	3	3
Other employee benefits	7	6
Pension and other postretirement benefits	19	19
Write-downs of impaired securities	9	10
Capital loss carryover	4	4
Limited partnerships	16	18
Other	2	3

Total deferred tax assets	72	75

Deferred tax liabilities:
Deferred policy acquisition costs	6	6
Unrealized gains on investments	14	12
Equity interest in EFL	4	4
Depreciation	1	1
Prepaid expenses	5	4
Capitalized internally developed software	5	3
Other	4	2

Total deferred tax liabilities	39	32

Valuation allowance	0	(2)

Net deferred income tax asset – Indemnity	$33	$41

	Erie Insurance Group (Continued)
	At March 31,	At December 31,
(in millions)	2010	2009

Exchange
Deferred tax assets:
Loss reserve discount	$82	$80
Liability for future life and annuity policy benefits	13	12
Unearned premiums	139	140
Limited partnerships	105	102
Write-downs of impaired securities	73	114
Wash sales	11	11
Capital loss carryover	8	10
Other	13	4

Total deferred tax assets	444	473

Deferred tax liabilities:
Deferred policy acquisition costs	151	148
Unrealized gains on investments	257	232
Net allowance for service fees and premium cancellations	3	3
Other	11	11

Total deferred tax liabilities	422	394

Valuation allowance	0	(4)

Net deferred income tax asset – Exchange	$22	$75

Net deferred income tax asset – Erie Insurance Group	$55	$116

Indemnity had no deferred tax asset valuation allowances at March 31, 2010. At December 31, 2009, Indemnity had a deferred tax asset valuation allowance of $2 million related to impairments on investments where it is more likely than not that the related deferred tax asset will not be realized.
The Exchange had no valuation allowance recorded at March 31, 2010. The Exchange had a deferred tax asset valuation allowance of $4 million recorded at December 31, 2009 related to impairments on investments where it is more likely than not that the related deferred tax asset will not be realized.
We have one uncertain income tax position for which a current liability was recorded. As a related temporary tax difference was also recognized, there was no impact on our operations or financial position. We recognize interest related to our remaining uncertain tax position in income tax expense. Accrued estimated interest on our unrecognized tax benefit was $0.3 million at both March 31, 2010 and December 31, 2009. The IRS has examined tax filings through 2005 and is currently examining our federal income tax returns for 2006 and 2007. We do not currently estimate that our unrecognized tax benefits will change significantly in the next 12 months.
Indemnity is the attorney-in-fact for the Exchange, a reciprocal insurance company. In that capacity Indemnity provides the Exchange with all services and facilities necessary for it to conduct its insurance business. Consequently, Indemnity is not subject to state corporate income or franchise taxes in most jurisdictions in which it does business because the one insurance business that Indemnity conducts with the Exchange pays taxes based on gross premiums in lieu of taxes based on income or capital.

Note 10. Deferred Policy Acquisition Costs
The following table summarizes the components of the Property and Casualty Group’s and EFL’s deferred policy acquisition costs asset:

	Erie Insurance Group
	At and for the three		At and for the
	months ended		year ended
	March 31,	March 31,	December 31,
(in millions)	2010	2009	2009

Property and Casualty Group
Deferred policy acquisition costs asset at beginning of period	$313	$301	$301
Capitalized deferred policy acquisition costs	153	147	623
Amortized deferred policy acquisition costs	(155)	(151)	(611)

Deferred policy acquisition costs asset at end of period – Property and Casualty Group	$311	$297	$313

Erie Family Life Insurance Company
Deferred policy acquisition costs asset at beginning of period	$154	$201	$201
Capitalized deferred policy acquisition costs	5	4	19
Amortized deferred policy acquisition costs	(5)	(2)	(13)
Amortized shadow deferred policy acquisition costs	(9)	3	(53)

Deferred policy acquisition costs asset at end of period – EFL	$145	$206	$154

Deferred policy acquisition costs asset – Erie Insurance Group	$456	$503	$467

Note 11. Property and Casualty Unpaid Losses and Loss Expenses
The following table provides a reconciliation of property and casualty beginning and ending loss and loss expense liability balances:

	Erie Insurance Group
	At and for the three		At and for the
	months ended		year ended
	March 31,	March 31,	December 31,
(in millions)	2010	2009	2009

Total gross unpaid losses and loss expenses at January 1,	$3,598	$3,586	$3,586
Less reinsurance recoverable	200	187	187

Net liability at January 1,	3,398	3,399	3,399

Incurred losses and loss expenses related to:
Current accident year	787	742	2,732
Prior accident years	(50)	39	(93)

Total incurred losses and loss expenses	737	781	2,639

Paid losses and loss expenses related to:
Current accident year	351	317	1,608
Prior accident years	375	386	1,032

Total paid losses and loss expenses	726	703	2,640

Total net liability at end of period	3,409	3,477	3,398
Plus reinsurance recoverables	202	182	200

Total gross unpaid losses and loss expenses	$3,611	$3,659	$3,598

As discussed in Note 14, the members of the Property and Casualty Group participate in an intercompany reinsurance pooling arrangement, under which the Exchange retains 94.5% of the property and casualty insurance business and Indemnity’s property and casualty insurance subsidiaries retain 5.5%. The following table reconciles the loss and loss expense reserve balances on the Consolidated Statements of Financial Position, which is exclusive of intercompany transactions, to the ultimate liability of the Exchange and Indemnity when factoring in intercompany pooling transactions and reinsurance recoverables.

	Erie Insurance Group
		Intercompany
	Gross liability at	pooling	Reinsurance	Net liability at
(in millions)	March 31, 2010	eliminations	recoverables	March 31, 2010

At March 31, 2010:
Indemnity losses and loss expense reserves	$744	$(546)	$(11)	$187
Exchange losses and loss expense reserves	2,867	546	(191)	3,222

Losses and loss expense reserves	$3,611	$—	$(202)	$3,409

	Erie Insurance Group
		Intercompany
	Gross liability at	pooling	Reinsurance	Net liability at
(in millions)	December 31, 2009	eliminations	recoverables	December 31, 2009

At December 31, 2009:
Indemnity losses and loss expense reserves	$752	$(554)	$(11)	$187
Exchange losses and loss expense reserves	2,846	554	(189)	3,211

Losses and loss expense reserves	$3,598	$—	$(200)	$3,398

Loss reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5% for all periods presented. This discounting reduced unpaid losses and loss expenses by $129 million at March 31, 2010 and $136 million at December 31, 2009. The reserves for losses and loss expenses are reported net of receivables for salvage and subrogation of $135 million at March 31, 2010 and $133 million at December 31, 2009.
The favorable development in the first quarter of 2010 on prior accident year reserves was primarily in the personal auto and commercial multi-peril lines of business. Personal auto favorable development resulted primarily from improved frequency trends on automobile bodily injury and uninsured/underinsured motorist bodily injury. Commercial multi-peril favorable development resulted from improved severity trends. The adverse development in the first guarter of 2009 was primarily the result of one large workers compensation claim combined with increasing loss cost trends on automobile bodily injury and commercial liability claims.
Note 12. Life Policy and Deposit Contract Reserves

	Erie Insurance Group
	March 31,	December 31,
(in millions)	2010	2009

Deferred annuities	$1,092	$1,076
Ordinary/traditional life	235	229
Universal life	213	211
Other	19	24

Life policy and deposit contract reserves	$1,559	$1,540

The reinsurance credit related to these reserves was $85 million at March 31, 2010, and $82 million at December 31, 2009, respectively, and are presented in other assets in the Consolidated Statements of Financial Position.

Note 13. Unearned premiums
Unearned premiums are reflected net of intercompany eliminations on the Consolidated Statements of Financial Position. Unearned premiums after the intercompany pooling transactions are presented below.

		Erie Insurance Group
		Intercompany	Net unearned
	Balance at March	pooling	premiums at March
(in millions)	31, 2010	transactions	31, 2010

At March 31, 2010:
Indemnity unearned premiums	$325	$(216)	$109
Exchange unearned premiums	1,660	216	1,876

Unearned premium	$1,985	$—	$1,985

		Intercompany	Net unearned
	Balance at December	pooling	premiums at
	31, 2009	transactions	December 31, 2009

At December 31, 2009:
Indemnity unearned premiums	$325	$(216)	$109
Exchange unearned premiums	1,656	216	1,872

Unearned premium	$1,981	$—	$1,981

Note 14. Reinsurance
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
Reinsurance contracts do not relieve the Property and Casualty Group or EFL from their primary obligations to policyholders. A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.
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
EFL maintains several reinsurance treaties with nonaffiliated life reinsurance companies in order to reduce claims volatility. EFL had direct life insurance in force totaling $39 billion at March 31, 2010 and December 31, 2009. Of the amount, EFL ceded $21 billion of life insurance in force at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, the largest amount of in-force life insurance ceded to one reinsurer totaled $10 billion.

The following tables summarize the direct insurance and reinsurance for the property and casualty and life insurance activities, respectively, for the three months ended March 31.

	Erie Insurance Group
(in millions)	2010	2009

Property and casualty insurance
Premiums earned:
Direct	$964	$944
Assumed	7	9
Ceded	(9)	(12)

Premiums earned, net	962	941

Insurance losses and loss expenses:
Direct	735	769
Assumed	7	9
Ceded	(5)	3

Insurance losses and loss expenses, net	$737	$781

	Erie Insurance Group
(in millions)	2010	2009

Life insurance
Premiums earned:
Direct	$25	$24
Ceded	(9)	(8)

Premiums earned, net	16	16

Insurance losses and loss expenses:
Direct	28	34
Ceded	(4)	(12)

Insurance losses and loss expenses, net	$24	$22

	Erie Insurance Group
(in millions)	2010	2009

Total
Premiums earned:
Property and casualty	$962	$941
Life	16	16

Premiums earned, net	978	957

Insurance losses and loss expenses:
Property and casualty	737	781
Life	24	22

Insurance losses and loss expenses, net	$761	$803

Note 15. Postretirement Benefits
The liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group. The gross liability for the pension plans is presented in the Consolidated Statements of Financial Position as employee benefit obligations. A portion of annual expenses related to the pension plans is allocated to related entities within the Erie Insurance Group.

We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The components of net periodic benefit cost for our pension benefits are:

	Three months ended
	March 31,
(in millions)	2010	2009
Service cost	$4	$4
Interest cost	5	5
Expected return on plan assets	(6)	(6)
Amortization of prior service cost	0	0
Amortization of actuarial loss	1	1

Net periodic benefit cost	$4	$4

Net periodic benefit cost of the pension plan decreased due to a change in discount rate from 6.06% for 2009 to 6.11% in 2010. Also, changes to the SERP plan reduced the SERP related benefit costs.
Note 16. Capital Stock
Class A and B shares
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares for each Class B share. In 2009, five shares of Class B voting common stock were converted into 12,000 shares of Class A nonvoting common stock.
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
Stock repurchase plan
A stock repurchase program was authorized for our outstanding Class A common stock beginning January 1, 2004. In the first quarter of 2010, 74,967 shares were repurchased under this plan at a total cost of $3 million. In April 2010, our Board of Directors approved a continuation of the current stock repurchase program through June 30, 2011 for up to $100 million of outstanding Class A common stock repurchases. This includes and is not in addition to any unspent amounts under the current program. Treasury shares are recorded in the Consolidated Statements of Financial Position at cost. Cumulative shares repurchased under this plan through the first quarter of 2010 totaled 11.9 million at a total cost of $616 million.

Note 17. Comprehensive Income
The components of changes to comprehensive (loss) income follow for the three months ended March 31:

	Erie Insurance Group
(in millions)	2010	2009

Unrealized gain (loss) on securities:
Gross unrealized holding gains (losses) on investments arising during period	$13	$(6)
Reclassification adjustment for gross (gains) losses included in net income	(4)	3

Unrealized holding gains (losses) excluding realized (gains) losses, gross	9	(3)
Income tax (expense) benefit related to unrealized gains (losses)	(3)	1

Net unrealized holding gains (losses) on investments arising during year	6	(2)

Change in other comprehensive income (loss), net of tax — Indemnity	6	(2)

Change in other comprehensive income (loss), net of tax — Exchange	45	(1)

Change in other comprehensive income (loss), net of tax — Erie Insurance Group	$51	$(3)

The components of accumulated other comprehensive (loss) income, net of tax are as follows:

	Erie Insurance Group
	March 31,	December 31,
(in millions)	2010	2009

Indemnity
Accumulated other comprehensive loss — Indemnity	$(37)	$(43)
Exchange
Accumulated other comprehensive income (loss) — Exchange	$221	$176
Note 18. Commitments and Contingencies
Indemnity has contractual commitments to invest up to $65 million related to its limited partnership investments at March 31, 2010. These commitments are split between private equity securities of $30 million, real estate activities of $20 million and mezzanine debt securities of $15 million. These commitments will be funded as required by the partnership agreements.
The Exchange, including EFL, has contractual commitments to invest up to $531 million related to its limited partnership investments at March 31, 2010. These commitments are split between private equity securities of $244 million, real estate activities of $187 million and mezzanine debt securities of $100 million. These commitments will be funded as required by the partnership agreements.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.

Note 19. Supplementary Data on Cash Flows
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows for the three months ended March 31:
Indirect method of cash flows

	Erie Insurance Group
(in millions)	2010	2009

Cash flows from operating activities:
Net income (loss)	$162	$(251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2	2
Amortization of deferred policy acquisition costs	161	153
Deferred income tax expense (benefit)	33	(52)
Realized (gains) losses and impairments on investments	(123)	226
Equity in (earnings) losses of limited partnerships	(3)	161
Net amortization of bond premium (discount)	1	(13)
Decrease in deferred compensation	(1)	(3)
Limited partnership distributions	17	14
Decrease in receivables, reinsurance recoverables and reserve credits	3	236
Increase in prepaid expenses	(19)	(17)
Increase in deferred policy acquisition costs	(158)	(151)
Decrease in accounts payable and accrued expenses	(8)	(85)
Decrease in accrued agent bonuses	(56)	(64)
Increase in loss reserves	9	88
Increase in future life policy benefits and claims reserves	3	6
Increase (decrease) in unearned premiums	4	(12)

Net cash provided by operating activities	$27	$238

Note 20. Statutory Information
Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under U.S. GAAP. Prescribed statutory accounting practices (SAP) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (NAIC). Indemnity’s wholly-owned property and casualty subsidiaries, EIC and EPC, prepare statutory financial statements in accordance with accounting practices prescribed and permitted by the Pennsylvania Insurance Department. ENY prepares its statutory financial statements in accordance with accounting practices prescribed by the New York Insurance Department. The statutory financial statements of the Exchange and its subsidiaries, Flagship and EFL, are prepared in accordance with accounting practices prescribed and permitted by the Pennsylvania Insurance Department.
Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, the actuarial assumptions used in life reserves, deferred tax assets, and unearned subscriber fees.

Statutory net income and capital and surplus as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities are as follows:

	SAP Net Income (Loss)		Capital and Surplus
	Three months ended March 31,		At March 31,	At December 31,
(in millions)	2010	2009	2010	2009

Erie Insurance Company	$5	$(3)	$237	$232
Erie Insurance Company of New York	0	0	23	22
Erie Insurance Property & Casualty Company	0	0	10	10

Total — Indemnity subsidiaries	$5	$(3)	$270	$264

Erie Insurance Exchange	45	(249)	4,643	4,518
Flagship City Insurance Company	0	0	10	10
Erie Family Life Insurance Company	6	(9)	178	174
The minimum statutory capital and surplus requirements under Pennsylvania and New York law for Indemnity’s stock property and casualty subsidiaries amounts to $10 million. Indemnity’s subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $270 million at March 31, 2010. The risk-based capital levels of all members of the Property and Casualty Group and EFL significantly exceed the minimum requirements. Cash and securities with a carrying value of $13 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at March 31, 2010.
As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records unearned subscriber fees (fees to Attorney-In-Fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies. The Pennsylvania-domiciled members of the Property and Casualty Group discount workers compensation loss reserves on a non-tabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The Exchange’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $4.1 billion at March 31, 2010. EIC’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $231 million at March 31, 2010. EPC and Flagship record the discounting of workers compensation loss reserves on a direct basis, however, after application of the intercompany pooling arrangement, there is no impact on their financial statements.
The amount of dividends EIC and EPC, Indemnity’s Pennsylvania-domiciled property and casualty subsidiaries, can pay without the prior approval of the Pennsylvania Insurance Commissioner is limited to not more than the greater of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) the net income as reported on its last annual statement. The amount of dividends that the EIC’s New York-domiciled property and casualty subsidiary, ENY, can pay without the prior approval of the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) 100% of its adjusted net investment income during such period. In 2010, the maximum dividend Indemnity could receive from its property and casualty insurance subsidiaries would be $26 million. No dividends were paid by these property and casualty insurance subsidiaries in 2009 or the first quarter of 2010.
The amount of dividends the Flagship, Exchange’s Pennsylvania-domiciled property and casualty subsidiary, can pay without the prior approval of the Pennsylvania Insurance Commissioner is limited to not more than the greater of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) the net income as reported on its last annual statement. In 2010, the maximum dividend the Exchange could receive from Flagship would be $1 million. No dividends were paid to the Exchange by Flagship in 2009 or the first quarter of 2010.
The amount of dividends EFL, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as shown on its last annual statement on file with the commissioner, or (b) the net income as reported on its last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities. Accordingly, our share of the maximum dividend payout which may be made in 2010 without prior Pennsylvania Commissioner approval is $4 million. There were no dividends paid to us in 2009 or the first quarter of 2010.

Note 21. Indemnity supplemental information

	Consolidating Statement of Financial Position

	Indemnity	Exchange	Reclassifications	Erie
March 31, 2010	shareholder	noncontrolling	and	Insurance
(in millions)	interest	Interest	eliminations	Group

Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$674	$6,569	$—	$7,243
Equity securities	48	536	—	584
Trading securities, at fair value	45	1,933	—	1,978
Limited partnerships	235	1,119	—	1,354
Other invested assets	1	20	—	21

Total investments	1,003	10,177	—	11,180
Cash and cash equivalents	30	172	—	202
Premiums receivable from policyholders	237	922	(239)	920
Reinsurance recoverable	2	214	1	217
Deferred income taxes	33	22	—	55
Deferred acquisition costs	51	405	—	456
Other assets	99	321	—	420
Reinsurance recoverables and receivables from Exchange and other affiliates	1,058	—	(1,058)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	77	—	(77)	—

Total assets	$2,615	$12,233	$(1,398)	$13,450

Liabilities
Losses and loss expense reserves(1)	$941	$3,440	$(770)	$3,611
Life policy and deposit contract reserves	—	1,559	—	1,559
Unearned premiums(1)	434	1,875	(324)	1,985
Other liabilities	312	299	(227)	384

Total liabilities	1,687	7,173	(1,321)	7,539

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	928	—	—	928
Noncontrolling interest for the benefit of policyholders — Exchange	—	5,060	(77)	4,983

Total equity	928	5,060	(77)	5,911

Total liabilities, shareholders’ equity and noncontrolling interest	$2,615	$12,233	$(1,398)	$13,450

(1)	Indemnity’s insurance related accounts in this table include its wholly-owned property and casualty insurance subsidiaries’ direct business in addition to their share of the pooling transactions, which represents 5.5% of the total Property and Casualty Group business. The Consolidated Statements of Financial Position include direct business only as the 5.5% of activity assumed in accordance with the intercompany pooling arrangement has been eliminated in the consolidated presentation.

	Consolidating Statement of Financial Position

	Indemnity	Exchange	Reclassifications	Erie
December 31, 2009	shareholder	noncontrolling	and	Insurance
(in millions)	interest	interest	eliminations	Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$664	$6,517	$—	$7,181
Equity securities	38	472	—	510
Trading securities, at fair value	42	1,835	—	1,877
Limited partnerships	235	1,116	—	1,351
Other invested assets	1	20	—	21

Total investments	980	9,960	—	10,940
Cash and cash equivalents	76	158	—	234
Premiums receivable from policyholders	237	872	(203)	906
Reinsurance recoverable	2	213	—	215
Deferred income taxes	41	75	—	116
Deferred acquisition costs	17	450	—	467
Other assets	102	308	(1)	409
Reinsurance recoverables and receivables from Exchange and other affiliates	1,115	—	(1,115)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	72	—	(72)	—

Total assets	$2,667	$12,036	$(1,416)	$13,287

Liabilities
Losses and loss expense reserves(1)	$965	$3,424	$(791)	$3,598
Life policy and deposit contract reserves	—	1,540	—	1,540
Unearned premiums(1)	434	1,872	(325)	1,981
Other liabilities	366	305	(228)	443

Total liabilities	1,765	7,141	(1,344)	7,562

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	902	—	—	902
Noncontrolling interest for the benefit of policyholders — Exchange	—	4,895	(72)	4,823

Total equity	902	4,895	(72)	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$2,667	$12,036	$(1,416)	$13,287

(1)	Indemnity’s insurance related accounts in this table include its wholly-owned property and casualty insurance subsidiaries’ direct business in addition to their share of the pooling transactions, which represents 5.5% of the total Property and Casualty Group business. The Consolidated Statements of Financial Position include direct business only as the 5.5% of activity assumed in accordance with the intercompany pooling arrangement has been eliminated in the consolidated presentation.
Receivables from Exchange and EFL and concentrations of credit risk
Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange. A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates. See also Note 4.
Premiums due from policyholders of Indemnity’s wholly-owned property and casualty insurance subsidiaries equaled $237 million at both March 31, 2010 and December 31, 2009. A significant amount of these receivables are ceded to the Exchange as part of the intercompany pooling arrangement.
Indemnity has a receivable due from the Exchange for reinsurance recoverable from unpaid losses and loss expenses and unearned premium balances ceded under the intercompany pooling arrangement totaling $843 million and $902 million at March 31, 2010 and December 31, 2009, respectively. Management fee and expense allocation amounts due from the Exchange were $212 million and $210 million at March 31, 2010 and December 31, 2009, respectively. The receivable from EFL for expense allocations totaled $3 million at both March 31, 2010 and December 31, 2009.

Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL accrued interest to Indemnity of $0.4 million in the first quarters of 2010 and 2009. EFL paid interest of $2 million in 2009.

	Indemnity shareholder interest
		Three months ended
		March 31,
(in millions)	Percent	2010	2009
Management operations
Management fee revenue, net	100.0%	$237	$230
Service agreement revenue	100.0%	8	8

Total revenue from management operations		245	238
Cost of management operations	100.0%	192	193

Income from management operations before taxes		53	45

Property and casualty operations
Premiums earned	5.5%	53	52
Losses and loss expenses	5.5%	40	43
Underwriting expenses	5.5%	15	15

Loss from property and casualty operations before taxes		(2)	(6)

Life insurance operations
Total revenue	21.6%	9	5
Total benefits and expenses	21.6%	7	6

Income (loss) from life operations before taxes		2	(1)

Investment operations
Investment income, net of expenses		9	13
Net realized gain (loss) on investments		5	(4)
Impairment losses recognized in earnings		0	(5)
Equity in losses of limited partnerships		0	(28)

Total investment income (loss) before taxes		14	(24)

Income from operations before income taxes and noncontrolling interests		67	14
Provision for income taxes		20	3

Net income		$47	$11

Expense allocations
The claims handling services of the Exchange are performed by personnel who are entirely dedicated to and paid for by the Exchange from its own policyholder revenues. The Exchange’s claims function and its management and administration are exclusively the responsibility of the Exchange and not a part of the service Indemnity provides under the subscriber’s agreement. Likewise, personnel who perform activities within the life insurance operations of EFL are paid for by EFL from its revenues. However, Indemnity, as the legal entity that employs personnel on behalf of the Exchange and EFL, functions as a common paymaster for all employees. Common overhead expenses included in the expenses paid by Indemnity are allocated based on appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations. Executive compensation is allocated based on each executive’s primary responsibilities (management services, property and casualty claims operations, EFL operations and investment operations). We believe the methods used to allocate common overhead expenses among the affiliated entities are reasonable.

Payments on behalf of related entities
We make certain payments for the account of the Erie Insurance Group’s related entities. Cash transfers are settled quarterly. The amounts of these cash settlements made for the account of related entities were as follows for the three months ended March 31:

(in millions)	2010	2009
Exchange	$77	$71
Erie Family Life Insurance	7	7

Total cash settlements	$84	$78

Office leases
Indemnity leases office space on a year-to-year basis from the Exchange including three field office facilities. Rent expenses under these leases totaled $1 million at March 31, 2010 and 2009. Indemnity has a lease commitment until 2018 with EFL for a branch office. Annual rentals paid to EFL under this lease totaled $0.1 million at March 31, 2010 and 2009.
Indemnity’s components of direct cash flows as presented in the Consolidated Statements of Cash Flows is as follows for the three months ended March 31:
Direct method of cash flows

	Indemnity
(in millions)	2010	2009
Management fee received	$225	$220
Service agreement fee received	8	8
Premiums collected	52	50
Net investment income received	10	11
Limited partnership distributions	2	2
(Decrease) increase in reimbursements collected from affiliates	(1)	75
Commissions and bonuses paid to agents	(169)	(183)
Salaries and wages paid	(33)	(29)
Pension contribution and employee benefits paid	(2)	(6)
Losses paid	(34)	(33)
Loss expenses paid	(6)	(5)
Other underwriting and acquisition costs paid	(16)	(18)
General operating expenses paid	(35)	(31)
Income taxes paid	(1)	(6)

Net cash provided by operating activities	0	55
Net cash used in investing activities	(19)	(14)
Net cash used in financing activities	(28)	(24)

Net (decrease) increase in cash	(47)	17
Cash and cash equivalents at beginning of year	77	61

Cash and cash equivalents at end of year	$30	$78

Note 22. EFL Supplemental Information
EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. Indemnity owns 21.6% of EFL’s common shares outstanding and accounted for its ownership interest using the equity method of accounting. Indemnity’s share of EFL’s undistributed earnings included in retained earnings as of March 31, 2010 and December 31, 2009, totaled $58 million and $55 million, respectively.
The following presents condensed financial information for EFL on a U.S. GAAP basis for the three months ended March 31:

	Three months ended March 31,
(in millions)	2010	2009
Policy and other revenues	$17	$17
Net investment income (expense)	27	6
Benefits and expenses	34	29
Income (loss) before income taxes	10	(6)
Income tax (benefit) expense	(1)	3
Net income (loss)	11	(9)
Comprehensive income (loss)	24	2
There were no EFL impairment charges recorded in net investment income in the first quarter of 2010. In the first quarter of 2009, net investment income included impairment charges of $14 million. Realized gains on investments were $4 million in 2010 compared to realized losses of $2 million in 2009. Net income at March 31, 2010 was also positively impacted by a reduction in the deferred tax valuation allowance of $4 million.
EFL experienced unrealized gains, after tax of $13 million in the first quarter of 2010 which contributed to the increase in comprehensive income and investments. The comprehensive income for the first quarter of 2009 included unrealized gains after tax of $11 million.

	At March 31,	At December 31,
(in millions, except per share data)	2010	2009
Investments	$1,700	$1,639
Total assets	1,991	1,941
Liabilities	1,634	1,609
Accumulated other comprehensive income (loss)	31	18
Cumulative effect adjustment	—	27
Total shareholders’ equity	357	333
Book value per share	$37.76	$35.19
EFL shareholders’ equity increased over $24 million at March 31, 2010 compared to December 31, 2009. The main factors driving this increase were $13 million in unrealized gains, net of tax and net income of $11 million.
In 2009, Indemnity made a $12 million capital contribution to EFL and the Exchange made a $43 million capital contribution to EFL to strengthen its surplus. The $55 million in capital contributions increased EFL’s investments and total shareholders’ equity. Also in 2009, a required cumulative effect adjustment reclassified previously recognized non-credit other-than-temporary impairments of $27 million out of retained earnings. Deferred taxes of $9 million related to this cumulative effect adjustment were offset by a reduction in the valuation allowance in the same amount related to previously recognized impairments.
Note 23. Subsequent Events
We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance. No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
On June 12, 2009, the Financial Accounting Standards Board (FASB) updated ASC 810, Consolidation, which amended the existing guidance for determining whether an enterprise is the primary beneficiary of a variable interest entiry (“VIE”). As of January 1, 2010 Erie Indeminity Company adopted the new accounting principle on a retrospective basis since inception.
The following discussion of financial condition and results of operations highlights significant factors influencing Erie Insurance Group (“we”, “us”, “our”). This discussion should be read in conjunction with the audited financial statements and related notes and all other items contained within this report.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not in the present or past tense and can generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “plan,” “project,” “seek,” “should,” “target,” “will,” “may,” and other expressions that indicate future trends and events. Forward-looking statements include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Examples of such statements are discussions relating to underwriting, premium and investment income volumes, expenses and agency appointments. Such statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the risks and uncertainties that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements are the following:
•	factors affecting the property and casualty and life insurance industries generally, including price competition, legislative and regulatory developments;

•	government regulation of the insurance industry including approval of rate increases;

•	the frequency and severity of claims;

•	natural disasters;

•	exposure to environmental claims;

•	fluctuations in interest rates;

•	inflation and general business conditions;

•	the geographic concentration of our business as a result of being a regional company;

•	the accuracy of our pricing and loss reserving methodologies;

•	changes in driving habits;

•	our ability to maintain our business operations including our information technology system;

•	our dependence on the independent agency system;

•	the quality and liquidity of our investment portfolio;

•	Indemnity’s dependence on its relationship with Exchange; and

•	the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including those described in Part I, “Item 1A. Risk Factors” of the 2009 Form 10-K, which information is incorporated by reference, updated by Part II, “Item 1A. Risk Factors” of this Form 10-Q.
A forward-looking statement speaks only as of the date on which it is made and reflects the Erie Insurance Group’s analysis only as of that date. The Erie Insurance Group undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
RECENT ACCOUNTING PRONOUNCEMENTS
Erie Indemnity Company (“Indemnity”) adopted amended guidance related to the consolidation of affiliated entities that became effective January 1, 2010 as required under generally accepted accounting principles. As a result of this new guidance, Indemnity is considered to have a controlling financial interest in its affiliated entity, the Erie Insurance Exchange (“Exchange”). Indemnity is named as, and serves as, the Exchange’s attorney-in-fact. Consolidation of the Exchange is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance. The consolidation of the Exchange resulted in no change to Indemnity’s net income or equity. The Exchange’s net income and equity is identified as the noncontrolling interest net income or equity.

OPERATING REVIEW
Overview
Erie Insurance Group represents the consolidated results of Indemnity and the results of its variable interest entity, the Exchange. The Erie Insurance Group operates as a property and casualty insurer through its regional insurance carriers that write a broad line of personal and commercial lines coverages. The property and casualty insurance companies include the Exchange, a consolidated affiliate and its property and casualty insurance subsidiary, Flagship City Insurance Company (“Flagship”), and Indemnity’s three wholly-owned property and casualty insurance subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Property and Casualty Company (“EPC”) and Erie Insurance Company of New York (“ENY”). These entities operate collectively as the Property and Casualty Group. The Erie Insurance Group also operates as a life insurer through its affiliate, Erie Family Life (“EFL”), which is owned 21.6% by Indemnity and 78.4% by the Exchange and it underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities.
The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to the Exchange signs a subscriber’s agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf. As attorney-in-fact, Indemnity is required to perform certain services relating to the sales, underwriting and issuance of policies on behalf of the Exchange. The Exchange is a variable interest entity.
The Exchange’s equity, which is comprised of its retained earnings and accumulated other comprehensive income, is held for the benefit of its subscribers (policyholders) and meets the definition of a noncontrolling interest and is reflected as such in our consolidated financial statements. The shareholders of Indemnity benefit from their interest in Indemnity’s income and equity but not the noncontrolling interest’s income or equity.
Generally, Indemnity shareholders’ interest in income comprises:
•	a 25% management fee on all property and casualty insurance policies written, less the costs associated with the sales, underwriting and issuance of these policies,

•	a 5.5% interest in the net underwriting results of the property and casualty lines operations,

•	a 21.6% equity interest in the net earnings of EFL,

•	net investment income and results on investments that do not belong to the Exchange or its subsidiaries, and

•	other income and expenses, including income taxes, that are not the responsibility of the Exchange or its subsidiaries.
Generally, the noncontrolling interest in income comprises:
•	a 94.5% interest in the net underwriting results of the property and casualty lines operations,

•	a 78.4% equity interest in the net earnings of EFL,

•	net investment income and related results on investments that belong to the Exchange and its subsidiaries, and

•	other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.
“Indemnity shareholder interest” refers to the interest in Erie Indemnity Company owned by the Class A and Class B shareholders. Exchange refers to the noncontrolling interest held for the benefit of the subscribers (policyholders) and includes its interests in Flagship and EFL.

The following table represents a breakdown of the composition of the income attributable to Indemnity and the income attributable to the noncontrolling interest (Exchange). For purposes of this discussion, EFL’s investments are included in the life insurance operations.
Results of the Erie Insurance Group’s operations by interest (unaudited)

	Indemnity			Noncontrolling interest			Eliminations
	shareholder interest			(Exchange)			of related party transactions		Erie Insurance Group
		Three months
		ended			Three months ended		Three months ended		Three months ended
		March 31,			March 31,		March 31,		March 31,
(in millions)	Percent	2010	2009	Percent	2010	2009	2010	2009	2010	2009
Management operations
Management fee revenue, net	100.0%	$237	$230		$—	$—	$(237)	$(230)	$—	$—
Service agreement revenue	100.0%	8	8		—	—	—	—	8	8

Total revenue from management operations		245	238		—	—	(237)	(230)	8	8
Cost of management operations	100.0%	192	193		—	—	(192)	(193)	—	—

Income from management operations before taxes		53	45				(45)	(37)	8	8

Property and casualty operations
Premiums earned	5.5%	53	52	94.5%	909	889	—	—	962	941
Losses and loss expenses	5.5%	40	43	94.5%	698	739	(1)	(1)	737	781
Underwriting expenses	5.5%	15	15	94.5%	250	250	(46)	(38)	219	227

Income (loss) from property and casualty operations before taxes		(2)	(6)		(39)	(100)	47	39	6	(67)

Life insurance operations (1)
Total revenue	21.6%	9	5	78.4%	34	17	—	—	43	22
Total benefits and expenses	21.6%	7	6	78.4%	26	22	(1)	(1)	32	27

Income (loss) from life operations before taxes		2	(1)		8	(5)	1	1	11	(5)

Investment operations
Investment income, net of expenses		9	13		75	83	(3)	(3)	81	93
Net realized gain (loss) on investments		5	(4)		115	(149)	—	—	120	(153)
Impairment losses recognized in earnings		0	(5)		(2)	(53)	—	—	(2)	(58)
Equity in earnings of limited partnerships		0	(28)		4	(130)	—	—	4	(158)

Total investment income (loss) before taxes		14	(24)		192	(249)	(3)	(3)	203	(276)

Income (loss) from operations before income taxes and noncontrolling interests		67	14		161	(354)	—	—	228	(340)
Provision for income taxes		20	3		46	(92)	—	—	66	(89)

Net income (loss)		$47	$11		$115	$(262)	$—	$—	$162	$(251)

(1)	Earnings on life insurance-related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results. However, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.

Reconciliation of operating income to net income
We believe that investors’ understanding of our performance related to the Indemnity shareholder interest is enhanced by the disclosure of the following non-GAAP financial measure. Our method of calculating this measure may differ from those used by other companies and therefore comparability may be limited.
Operating income is net income excluding realized capital gains and losses, impairment losses and related federal income taxes. Our common stock portfolio is measured at fair value. As such, changes in fair value related to common stocks are reported in earnings. These unrealized gains or losses are included in the net realized gains and losses on investments in our Consolidated Statements of Operations that is used to calculate operating income. Equity in earnings or losses of EFL and equity in earnings or losses of limited partnerships are not excluded from the calculation of operating income. Equity in earnings or losses of limited partnerships includes the respective investment’s realized capital gains and losses, as well as unrealized gains and losses.
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
The following table reconciles operating income and net income for Indemnity shareholder interest for the three months ended March 31:

	Indemnity
	Shareholder interest
	2010	2009
(in millions, except per share data)	(Unaudited)
Operating income attributable to Indemnity	$44	$17

Net realized gains (losses) and impairments on investments	5	(9)
Income tax (expense) benefit	(2)	3

Realized gains (losses) and impairments, net of income taxes	3	(6)

Net income attributable to Indemnity	$47	$11

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.77	$0.29

Net realized gains (losses) and impairments on investments	0.09	(0.15)
Income tax (expense) benefit	(0.04)	0.05

Realized gains (losses) and impairments, net of income taxes	0.05	(0.10)

Net income attributable to Indemnity	$0.82	$0.19

The increase in operating income was primarily the result of Indemnity’s limited partnerships investments breaking even in the first quarter of 2010 compared to generating losses of $28 million in the first quarter of 2009.
Operating Segments
We have four operating segments: management operations, property and casualty insurance operations, life insurance operations and investment operations. The property and casualty operations earned premiums comprise 79% of our consolidated revenue in the first quarter of 2010.
Management operations
Management operations generate internal fee revenue by providing services to the Exchange. Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group.

Property and casualty insurance operations
The property and casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity followed by periods of substantial price competition and excess capacity. The cyclical nature of the insurance industry has a direct impact on the direct written premiums of the Property and Casualty Group. The Property and Casualty Group’s economically sensitive lines, such as workers compensation and commercial auto, continue to experience reduced exposures and reduced average premium per policy due to economic conditions. Industry premium exposures in property and casualty lines were suppressed in 2009, with premium rates for personal lines showing signs of firming and most commercial lines reflecting rate reductions.
The property and casualty insurance business is driven by premium growth, the combined ratio and investment returns. The property and casualty operations premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories. Expanding the size of our existing agency force of over 2,000 independent agencies will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. The Property and Casualty Group appointed 17 new agencies in the first quarter of 2010. In 2009, we appointed 120 new agencies and plan to appoint a similar number during 2010.
The property and casualty insurance operations insure standard and preferred risks while adhering to a set of consistent underwriting standards. Nearly 50% of premiums are derived from personal auto, 20% from homeowners and 30% from commercial lines. Pennsylvania, Maryland and Virginia made up 64% of the property and casualty lines insurance business based on 2009 direct written premium. As a result of the intercompany pooling arrangement, Indemnity retains a 5.5% interest in the net underwriting results of the Property and Casualty Group. The Exchange retains 94.5% of the net underwriting results of the Property and Casualty Group.
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
Investments held by the Property and Casualty Group are reported in the investment operations segment, separate from the underwriting business.
Life insurance operations
EFL generates revenues through sales of its individual and group life insurance policies and fixed individual and group annuities. These products provide our property and casualty agency force an opportunity to cross-sell both personal and commercial accounts. EFL’s profitability depends principally on the ability to develop, price and distribute insurance products, attract and retain deposit funds, generate investment returns and manage expenses. Other drivers include mortality and morbidity experience, persistency experience to enable the recovery of acquisition costs, maintaining interest spreads over the amounts credited to deposit funds and the maintenance of strong ratings from rating agencies.
Earnings on life insurance-related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes in the Management’s Discussion and Analysis, the life insurance operations include life insurance related investment results. However, for presentation purposes in the segment footnote, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.
Investment operations
We generate revenues from our fixed maturity, equity security and alternative investment portfolios. The portfolios are managed with a view toward maximizing after-tax returns on a risk-adjusted basis. Management actively evaluates the portfolios for impairments. We record impairment writedowns on investments in circumstances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary.

Our investment operations reflect the improvement experienced in the financial markets. During the first quarter 2010, we impaired $2 million of securities compared to $71 million in the first quarter 2009.
Our alternative investments benefited from improving financial market conditions in the fourth quarter of 2009. In particular, the improvement in the private equity and mezzanine debt markets had a positive impact on our limited partnership portfolio. Equity in earnings of limited partnerships were $3 million through March 31, 2010 compared to losses of $161 million through March 31, 2009. The valuation adjustments in the limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag. As a result, the first quarter partnership earnings do not reflect the valuation changes from the first quarter of 2010, but reflect the conditions in the fourth quarter of 2009.
General conditions and trends affecting our business
Financial conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, unemployment, recession or other changes, may lead the Property and Casualty Group’s customers to cancel insurance policies, modify coverage or not renew policies. Our key challenge is to generate profitable revenue growth in a highly competitive market that is currently experiencing the effects of these economic conditions.
Market volatility
Our portfolio of fixed income, preferred and common stocks and limited partnerships are subject to market volatility. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income.
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
Property and casualty insurance loss and loss expense reserves
Property and casualty insurance loss and loss expense reserves are established to provide for the estimated costs of paying claims under insurance policies underwritten by us. These reserves include estimates for both claims that have been reported (case) and those that have been incurred but not reported (IBNR) and include estimates of all future payments associated with processing and settling these claims.
The process of establishing loss reserves is complex and involves a variety of actuarial techniques. The loss reserve estimation process is based largely on the assumption that past development trends are an appropriate indicator of future events. Reserve estimates are based on our analysis of known facts and circumstances, review of historical settlement patterns, estimates of trends in claims frequency and severity, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by the following: 1) internal factors, including changes in claims handling procedures and changes in the quality of risk selection in the underwriting process, and 2) external events, such as economic inflation, and regulatory and legislative changes. Due to the inherent complexity of the assumptions used, final loss settlements may vary significantly from the current estimates, particularly when those settlements may not occur until well into the future.

How reserves are established
Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claims. Incurred but not reported reserves represent the difference between the case reserves for actual reported loss and loss expenses and the estimated ultimate cost of all claims.
Our loss and loss expense reserves include amounts related to short tail and long tail lines of business. Tail refers to the time period between the occurrence of a loss and the final settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. Most of our loss and loss expense reserves relate to long tail liability lines of business such as workers compensation, bodily injury and other liability coverages, such as commercial liability. Short tail lines of business, which represent a smaller percentage of our loss reserves, include personal auto physical damage and personal property.
Our actuaries review all direct reserve estimates on a quarterly basis for both current and prior accident years using the most current claim data. Reserves for massive injury claims, including auto no-fault and workers compensation claims, are reviewed at a more detailed level semi-annually. These massive injury claim reserves are relatively few in number and are very long tail liabilities. In intervening quarters, development on massive injury reserves are monitored to confirm that the estimate of ultimate losses should not change. If an unusual development is observed, a detailed review is performed to determine whether the reserve estimate should change. Significant changes to the factors discussed above, which are either known or reasonably projected through analysis of internal and external data, are quantified in the reserve estimates each quarter.
The quarterly reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. A comprehensive review is performed of the various estimation methods and reserve levels produced by each. The various methods generate different estimates of ultimate losses by product line and product coverage combination. Thus, reserves are comprised of a set of point estimates of the ultimate losses developed from the various methods. These multiple reserve point estimates are further reviewed by our reserving actuaries and the best reserve estimates are selected. The selected reserve estimates are discussed with management.
Numerous factors are considered in setting reserve levels, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, the maturity of the accident year, pertinent claims frequency and severity trends observed over recent years, the level of volatility within a particular line of business and the improvement or deterioration of actuarial rate indications in the current period as compared to prior periods. Certain methods are considered more credible for each product/coverage combination depending on the maturity of the accident quarter, the mix of business and the particular internal and external influences impacting the claims experience.
The following is a discussion of the most common methods used:
Paid development — Paid loss development patterns are generated from historical data organized by accident quarter and calendar quarter and applied to current paid losses by accident quarter to generate estimated ultimate losses. Paid development techniques do not use information about case reserves and therefore are not affected by changes in case reserving practices. These techniques are generally most useful for short-tailed lines since a high percentage of ultimate losses are paid in early periods of development.
Incurred development — Incurred loss development patterns (reflecting cumulative paid losses plus current case reserves) are generated from historical data organized by accident quarter and calendar quarter. The patterns are applied to current incurred losses by accident quarter to generated estimated ultimate losses. Incurred methods and/or combinations of the paid and incurred methods are used in developing estimated ultimate losses for short-tail coverages, such as personal auto physical damage and personal property claims, and more mature accident quarters of long-tail coverages, such as personal auto liability claims and commercial liability claims, including workers compensation.
Weather event paid and reported development — The historical patterns utilized in paid and reported development methods for weather events are derived from historical data for the same type of weather event. Initial weather event ultimate loss estimates are reviewed with claims management.

Bornhuetter-Ferguson — Bornhuetter-Ferguson is a method of combining the expected-loss-ratio ultimate losses and the paid-or-incurred development ultimate losses. It places more weight on the paid-or-incurred development ultimate losses as an accident quarter matures. The Bornhuetter-Ferguson method is generally used on the first four to eight accident quarters on long-tail coverages because a low percentage of losses are paid in the early period of development. An expected loss ratio is developed through a review of historical loss ratios by accident quarter, adjusted for changes to earned premium, mix of business and other factors that are expected to impact the loss ratio for the accident quarter being evaluated. A preliminary estimate of ultimate losses is calculated by multiplying this expected loss ratio by earned premium.
Survival ratio — This method measures the ratio of the average loss and loss expense amount paid annually to the total reserve for the product line or product coverage. The survival ratio represents the number of years of payments that the current level of reserves will cover. The reserve is established so that a particular ratio, representing the time to closing of all claims, is achieved. This method is also used as a reasonability check of the adequacy of reserves.
Individual Claim — This method estimates the ultimate losses on a claim-by-claim basis. An annual payment assumption is made for each claimant and then projected into the future based upon a particular assumption of the future inflation rate and life expectancy of the claimant. This method is used for unusual, large claims.
Line of business methods
For each product line and product/coverage combination, certain methods are given more influence than other methods. The discussion below gives a general indication of which methods are preferred for each line of business. As circumstances change, the methods that are given greater weight can change.
Massive injury claims (such as certain auto no fault and workers compensation claims) — These claims develop over a long period of time and are relatively few in number. We utilize the individual claim method to evaluate each claim’s ultimate losses.
Personal auto physical damage and homeowners — These lines are fast-developing and paid and incurred development techniques are used. We rely primarily on incurred development techniques for the most recent accident months.
Personal auto liability (such as bodily injury and uninsured/underinsured motorist) — For auto liability, and bodily injury in particular, we review the results of a greater number of techniques than for physical damage. We use the Bornhuetter-Ferguson method for the first four to eight accident quarters and paid and incurred development methods for the older accident periods.
Workers compensation and long tailed liability (such as commercial liability) — We generally rely on the expected loss ratio, Bornhuetter-Ferguson and incurred development techniques. These techniques are generally weighted together, relying more heavily on the Bornhuetter-Ferguson method at early ages of development and more on the incurred development method as an accident year matures.
The methods used for estimating loss expenses are as follows.
Defense and cost containment expenses (D&CC) — D&CC is analyzed using paid development techniques and an analysis of the relationship between D&CC payments and loss payments.
Adjusting and other expenses (A&O) — A&O reserves are projected based on an expected cost per claim year, the anticipated claim closure pattern, and the ratio of paid A&O to paid loss.
Key assumptions for loss reserving
The accuracy of the various methods used to estimate reserves is a function of the degree to which underlying assumptions are satisfied. The most significant of the key assumptions are:
Development patterns — Historical paid and reported amounts contain patterns which indicate how unpaid and unreported amounts will emerge in future periods. Unless reasons or factors are identified that invalidate the extension of historical patterns into the future, these patterns can be used to make projections necessary for estimating IBNR reserves. This is the most significant assumption and it applies to all methods.

Impact of inflation — Property and casualty insurance reserves are established before the extent to which inflation may impact such reserves is known. Consequently, in establishing reserves, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues. Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.
Claims with atypical emergence patterns — Characteristics of certain subsets of claims, such as those with high severity, have the potential to distort patterns contained in historical paid loss and reported loss data. When testing indicates this to be the case for a particular subset of claims, our actuaries segregate these claims from the data and analyze them separately. Subsets of claims that fall into this category include certain auto no fault and workers compensation claims.
Future cost increases and claimant mortality — Future cost increase assumptions are derived from a review of historical cost increases and are anticipated to persist into the future. Future medical cost increases and claimant mortality assumptions utilized in the reserve estimates for massive injury claims are obtained from industry studies adjusted for our own experience. Reserve levels are sensitive to these assumptions because they represent projections over thirty to forty years into the future.
Changes in loss ratio trends — Prior loss ratio assumptions utilized in the Bornhuetter-Ferguson method are derived from projections of historical loss ratios based on actual experience from more mature accident periods adjusted for assumed changes in average premiums, frequency, and severity. These assumptions influence only the most recent accident periods, but the majority of reserves originate with the most recent accident periods. Reserve levels are highly sensitive to these assumptions.
Relationship of loss expense to losses — D&CC-to-loss ratio assumptions utilized in the Bornhuetter-Ferguson method are initially derived from historical relationships. These historical ratios are adjusted according to the impact of changing internal and external factors. The A&O-to-loss ratio assumption is similarly derived from the historical relationships being adjusted as required for identified internal or external changes.
Reserve estimate variability
The property and casualty reserves with the greatest potential for variation are the massive injury reserves. The automobile no-fault law in Pennsylvania before 1986 and workers compensation policies provide for an unlimited amount of medical benefits. The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality and health care cost trends. Workers compensation massive injury claims have been segregated from the total population of workers compensation claims. Ultimate losses are estimated on a claim-by-claim basis. An annual payment assumption is made for each of the claimants who have sustained massive injuries. The annual payment is projected into the future based upon particular assumptions of the future inflation rate and life expectancy of the claimant. The most significant variable in estimating this liability is medical cost inflation. There were no assumption changes made between December 31, 2009 and March 31, 2010.
Auto no fault (massive injury claims) — A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s net liability of $57 million at March 31, 2010, of which Indemnity’s share would equate to $3 million.
Workers compensation (massive injury claims) — The discount on these claims was $76 million at March 31, 2010. A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s net liability of $48 million and an increase in the discount of $26 million at March 31, 2010. Indemnity’s 5.5% share of the 100-basis point increase would be an increase in the liability of $3 million and an increase in the discount of $1 million.
Workers compensation (excluding massive injury claims) — The discount on these claims was $53 million at March 31, 2010. If we were to increase the discount rate by 100-basis points, the Property and Casualty Group’s reserves would decrease $17 million at March 31, 2010, of which Indemnity’s share would equate to $1 million. If we assumed a three year average development instead of a five year average development, the Property and Casualty Group’s liability would decrease by $12 million at March 31, 2010, of which Indemnity’s share would equate to $0.6 million.
We perform analyses to evaluate the adequacy of past reserve levels annually. Using subsequent information, we perform retrospective reserve analyses to test whether previously established estimates for reserves were reasonable. Our 2009 retrospective reserve analysis indicated December 31, 2008 direct reserves, excluding salvage and subrogation recoveries, had an estimated redundancy of approximately $22 million, which was 0.6% of total reserves.

Life insurance and annuity policy reserves
Reserves for traditional life insurance future policy benefits are computed primarily by the net level premium method. Generally, benefits are payable over an extended period of time and related reserves are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums. Such reserves are established based on methods and underlying assumptions in accordance with generally accepted accounting principles and applicable actuarial standards. Principal assumptions used in the establishment of policy reserves are mortality, lapses, expenses and investment yields. Mortality assumptions are based on tables typically used in the industry, modified to reflect actual experience and to include a provision for the risk of adverse deviation where appropriate. Lapse, expense and investment yield assumptions are based on actual company experience and may include a provision for the risk of adverse deviation. Assumptions on these policies are locked in at the time of issue and are not subject to change unless a premium deficiency exists. A premium deficiency exists if, based on revised assumptions, the existing contract liabilities together with the present value of future gross premiums are not sufficient to cover the present value of future expected benefits and maintenance costs and to recover unamortized acquisition costs. Historically, our reserves plus expected gross premiums have been demonstrated to be sufficient. As of March 31, 2010, the excess for EFL was $68 million.
Reserves for income-paying annuity future policy benefits are computed as the present value of future expected benefits. Principal assumptions used in the establishment of policy reserves are mortality and investment yields. Interest rates used to discount future expected benefits are set at the policy level and range from 2.5% to 9.0%. The equivalent aggregate interest rate is 5.6%. If the aggregate interest rate were reduced by 100 basis points, the present value of future expected benefits would increase by $22 million at March 31, 2010, of which Indemnity’s share would equate to $5 million.
Reserves for universal life and deferred annuity plans are based on the contract account balance without reduction for surrender charges.
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
As of each reporting period, financial instruments recorded at fair value are classified based on the lowest level of input that corresponds to the fair value measurement. The presence of at least one unobservable input would result in classification as a Level 3 instrument. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the asset, such as the relative impact on the fair value as a result of including a particular input and market conditions. We did not make any other significant judgments except as described above.
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
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not reflect the market conditions experienced in the first quarter of 2010. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. Our limited partnership holdings are considered investment companies where the general partners record assets at fair value. Several factors are to be considered in determining whether an entity is an investment company. Among these factors are a large number of investors, low level of individual ownership and passive ownership that indicate the entity is an investment company.
We have three types of limited partnership investments: private equity, mezzanine debt and real estate. Our private equity and mezzanine debt partnerships are diversified among numerous industries and geographies to minimize potential loss exposure. The fair value amounts for our private equity and mezzanine debt partnerships are based on the financial statements prepared by the general partners, who use various methods to estimate fair value including the market approach, income approach and the cost approach. The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities. Such valuation techniques often use market multiples derived from a set of comparables. The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is derived from the amount that is currently required to replace the service capacity of an asset. If information becomes available that would impair the cost of investments owned by the partnerships, then the general partner would generally adjust to the net realizable value.
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

Deferred acquisition costs related to life insurance and investment-type contracts
Deferred acquisition costs (DAC) on life insurance and investment-type contracts are amortized in proportion to gross premiums, gross margins or gross profits, depending on the type of contract. DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. These assumptions are not revised after policy issuance unless the DAC balance is deemed to be unrecoverable from future expected profits. In any period where the actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.
DAC related to universal life products and deferred annuities is amortized over the estimated lives of the contracts in proportion to actual and expected future gross profits, which include investment, mortality and expense margins and surrender charges. Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC. When the actual gross profits change from previously estimated gross profits, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. DAC is also adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges, net of income taxes, included in EFL’s accumulated other comprehensive income, which is presented in the noncontrolling interest owned by policyholders-Exchange in the Consolidated Statements of Financial Position.
The actuarial assumptions used to determine investment, mortality and expense margins and surrender charges are reviewed periodically, are based on best estimates and do not include any provision for the risk of adverse deviation. If actuarial analysis indicates that expectations have changed, the actuarial assumptions are updated and the investment, mortality and expense margins and surrender charges are unlocked. If this unlocking results in a decrease in the present value of future expected gross profits, DAC amortization for the period will increase. If this unlocking results in an increase in the present value of future expected gross profits, DAC amortization for the current period will decrease.
DAC is periodically reviewed for recoverability. For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For universal life and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization. There were no impairments to DAC through March 31, 2010 or December 31, 2009.
Deferred taxes
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carry-forwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. We perform an analysis of our deferred tax assets to determine recoverability on a quarterly basis for each legal entity, consistent with how we file our tax returns. Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carry-back capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as financial market conditions, policyholder behavior, competitor pricing, new product introductions, and specific industry and economic conditions. Indemnity had net deferred tax assets of $33 million and $41 million at March 31, 2010 and December 31, 2009, respectively. There was no valuation allowance recorded for Indemnity at March 31, 2010, compared to a $2 million valuation allowance at December 31, 2009. The Exchange had a net deferred tax asset of $22 million and $75 million at March 31, 2010 and December 31, 2009, respectively. There was no valuation allowance recorded on the Exchange at March 31, 2010, compared to a $4 million valuation allowance at December 31, 2009 primarily related to impairments on investments where the related deferred tax asset was not expected to be realized.

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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the prevailing market rate of a portfolio of high-quality fixed-income debt instruments with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. In determining the discount rate, we performed a bond-matching study. The study developed a portfolio of non-callable bonds rated AA- or higher with at least $25 million outstanding at December 31, 2009. These bonds had maturities primarily between zero and 26 years. For years beyond year 27, there were no appropriate bonds maturing. In these instances, the study estimated the appropriate bond by assuming that there would be bonds available with the same characteristics as the available bond maturing in the immediately preceding year. Outlier bonds were excluded from the study. The cash flows from the bonds were matched against our projected benefit payments in the pension plan, which have a duration of about 18 years. This bond-matching study supported the selection of a 6.11% discount rate for the 2010 pension expense. The 2009 expense was based on a discount rate assumption of 6.06%. A change of 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $2 million impact on net pension and other retirement benefit costs in 2010.
Unrecognized actuarial gains and losses are being recognized over a 15-year period, which represents the expected remaining service period of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized losses are recorded in the pension plan obligation on the Statements of Financial Position and Accumulated Other Comprehensive Income. These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense.
The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The expected long-term rate of return is less susceptible to annual revisions, as there are typically not significant changes in the asset mix. The long-term rate of return is derived from expected future returns for each asset category based on applicable indices and their historical relationships under various market conditions. These expected future returns are then weighed based on our target asset allocation percentages for each asset category. A reasonably possible change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $0.8 million impact on net pension benefit cost.
We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period. The component of the actuarial gain generated during 2009 that related to the actual investment return being different from assumed during the prior year was $27 million. Recognition of this gain will be deferred over a four year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains will be amortized over a period of 15 years, which is the remaining service period of the employee group.
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

RESULTS OF OPERATIONS
Management operations
The information below is presented on a segment basis prior to eliminations. Management fee revenue earned by Indemnity from services provided to the Exchange is eliminated upon consolidation.

	Erie Insurance Group
	Three months ended March 31,
	2010	2009	% Change
(in millions)	(unaudited)
Management fee revenue	$237	$230	2.9%
Service agreement revenue	8	8	(1.6)

Total revenue from management operations	245	238	2.8
Cost of management operations	192	193	(0.9)

Income from management operations-Indemnity (1)	$53	$45	18.5%

Gross margin	21.8%	18.9%	2.9 pts.

(1)	Indemnity retains 100% of the income from management operations.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group and the calculation of the management fee revenue.

	Erie Insurance Group
	Three months ended March 31,
	2010	2009	% Change
(dollars in millions)	(unaudited)
Property and Casualty Group direct written premiums	$948	$921	3.0%
Management fee rate	25%	25%

Management fee revenue, gross	$237	$230	3.0%

Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. Changes in the management fee rate can affect the segment’s revenue and net income significantly. See also, “Board oversight” in the Transactions/Agreements between Indemnity and Noncontrolling Interest (Exchange) section within this report. The management fee rate was set at 25%, the maximum rate, for both 2010 and 2009.
Direct written premiums of the Property and Casualty Group increased 3.0% in the first quarter of 2010, compared to the first quarter of 2009, due to an increase in policies in force of 3.6%, offset by a reduction in the average premium per policy of 1.3%. The policy retention ratio was 90.7% at March 31, 2010, compared to 90.6% at December 31, 2009, and 90.8% at March 31, 2009. See the segment discussion of “Property and casualty insurance” operations for a complete discussion of property and casualty premiums.
Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees. The service charges are fixed dollar amounts per billed installment. Service agreement revenue totaled $8 million in the first quarter of 2010 and 2009.

Cost of management operations summary

	Erie Insurance Group
	Three months ended March 31,
	2010	2009	% Change
(in millions)	(unaudited)
Commissions	$129	$129	(0.5)%

Personnel costs	36	36	(0.8)
Survey and underwriting costs	7	7	13.1
Sales and policy issuance costs	7	6	11.4
All other operating costs	13	15	(15.5)

Non-commission expense	63	64	(1.7)

Total cost of management operations	$192	$193	(0.9)%

Scheduled rate commissions increased $4 million impacted by the 3.0% increase in the direct written premiums of the Property and Casualty Group in the first quarter of 2010 compared to the first quarter of 2009. Offsetting this increase was a $4 million decrease in agent bonuses in the first quarter 2010 compared to the first quarter 2009, as the estimate for the profitability component of the bonus has decreased when factoring in the most recent year’s underwriting data.
Personnel costs, the second largest component in the cost of management operations, decreased slightly in the first quarter of 2010. Salaries and wages were impacted by $1 million increase due to higher average pay rates offset by the capitalization of $2 million of labor costs related to our technology initiatives.
All other operating costs decreased 15.5%, or $2 million, driven by a $5 million reduction for a favorable ruling related to an outstanding judgment against us, offset by a $3 million increase primarily related to increased contract labor and software costs related to various technology initiatives.
The gross margin of 21.8% in the first quarter of 2010 was positively impacted by a $5 million reduction for a favorable court ruling. Excluding this adjustment, the gross margin would have been 19.8%. The improved gross margin in the first quarter of 2010 resulted from revenue growth outpacing expense growth compared to the first quarter of 2009.
Property and casualty insurance operations
A summary of the results of operations of our property and casualty insurance business is as follows:

	Property and Casualty Group
	Three months ended March 31,
	2010	2009	% Change
(dollars in millions)	(unaudited)
Direct written premium	$948	$921		3.0%
Reinsurance — assumed and ceded	(2)	1	NM

Net written premium	946	922		2.7
Change in unearned premium	(16)	(19)		15.7

Net premiums earned	962	941		2.3

Losses and loss expenses	738	782		(5.6)
Policy acquisition and other underwriting expenses	265	265		0.3

Total losses and expenses	1,003	1,047		(4.1)

Underwriting loss – Erie Insurance Group	$(41)	$(106)		61.1%

Underwriting loss – Indemnity	$(2)	$(6)

Underwriting loss – Exchange	$(39)	$(100)

Loss and loss expense ratio	76.7%	83.1%	(6.4	) pts.
Policy acquisition and other underwriting expense ratio	27.6	28.1		(0.5)

Combined ratio	104.3%	111.2%	(6.9	) pts.

NM	= not meaningful

We measure profit or loss for our property and casualty segment based upon underwriting results, which represent net earned premium less loss and loss expenses and underwriting expense on a pre-tax basis. Loss and combined ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results. Investment results of our property and casualty insurance company subsidiaries are included in our investment segment.
Direct written premiums
Direct written premiums of the Property and Casualty Group increased 3.0% to $948 million in the first quarter of 2010, due to an increase in policies in force offset by reductions in average premium. Total year-over-year policies in force increased 3.6% to nearly 4.2 million as the result of continuing strong policyholder retention rates and increased new policies sold. The year-over-year average premium per policy for all lines of business declined 1.3% at March 31, 2010, the impact of which was seen primarily in the commercial lines. The Property and Casualty Group’s modest rate increases implemented in 2010 and 2009 were offset by exposure reductions and changes in our mix of business which resulted in a slight decrease in our average premium per policy.
Premiums generated from new business increased 7.7% in the first quarter of 2010, compared to 4.4% in the first quarter of 2009. Underlying the trend in new business premiums was an increase in new business policies in force of 7.4% in the first quarter of 2010, and 4.6% in the first quarter of 2009, while year-over-year average premiums per policy on new business decreased 1.5% at March 31, 2010, and 1.3% at March 31, 2009.
Premiums generated from renewal business increased 2.4% in the first quarter of 2010 compared to a decline of 0.2% in the first quarter of 2009. Renewal policies in force increased 3.1% in the first quarter of 2010 compared to 3.0% in the first quarter of 2009. The year-over-year average premium per policy on renewal business decreased 1.2% at March 31, 2010 compared to 2.8% at March 31, 2009. The Property and Casualty Group’s year-over-year policy retention ratio was 90.7% at March 31, 2010, compared to 90.6% at December 31, 2009, and 90.8% at March 31, 2009.
Personal lines – Total personal lines premiums written increased 5.3% to $663 million in the first quarter of 2010, compared to $630 million in the first quarter of 2009. Total personal lines policies in force increased 3.6% in the first quarter of 2010 and the total personal lines year-over-year average premium per policy increased 0.7%.
The Property and Casualty Group’s personal lines new business premiums written increased 6.2% in the first quarter of 2010, compared to 12.2% in the first quarter of 2009. Personal lines new business policies in force increased 7.3% in the first quarter of 2010 compared to 5.8% in the first quarter of 2009. The year-over-year average premium per policy on personal lines new business increased 0.4% at March 31, 2010, compared to a decline of 0.5% at March 31, 2009.
•	Private passenger auto new business premiums written increased 6.8% in the first quarter 2010 compared to 13.1% in the first quarter of 2009. Private passenger new business policies in force increased 6.5% in the first quarter of 2010 compared to 9.6% in the first quarter of 2009. The new business year-over-year average premium per policy for private passenger auto increased 0.3% at March 31, 2010, compared to a decrease of 1.6% at March 31, 2009.
Renewal premiums written on personal lines increased 5.2% in the first quarter 2010, compared to an increase of 1.5% in the first quarter of 2009, driven by a slight increase in average premium per policy and steady policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business increased 0.8% at March 31, 2010, compared to a decline of 1.3% at March 31, 2009. The year-over-year policy retention ratio for personal lines was 91.5% at March 31, 2010 and December 31, 2009, and 91.6% at March 31, 2009.
•	Private passenger auto renewal business premiums written increased 4.6% in the first quarter of 2010 compared to a decline of 0.1% in the first quarter of 2009. The year-over-year average premium per policy on private passenger auto renewal business increased 0.3% at March 31, 2010, compared to a decline of 0.8% at March 31, 2009. The private passenger auto year-over-year policy retention ratio remained steady at 91.9% at March 31, 2010, December 31, 2009, and March 31, 2009.
•	Homeowners renewal premiums written increased 6.3% in the in the first quarter 2010, compared to 4.6% in the first quarter of 2009. The year-over-year average premium per policy on homeowners renewal business increased 3.4% at March 31, 2010 compared to a decline of 1.0% at March 31, 2009. The homeowners year-over-year policyholder retention ratio was 91.1% at March 31, 2010, 91.2% at December 31, 2009, and 91.4% at March 31, 2009.
Commercial lines – Total commercial lines premiums written decreased 2.1% to $285 million in the first quarter of 2010, compared to $291 million in the first quarter of 2009. Total commercial lines policies in force increased 3.2% while the total commercial lines year-over-year average premium per policy decreased 6.1%.

Commercial lines new business premiums written increased 10.3% in the first quarter of 2010, compared to a decrease of 8.1% in the first quarter of 2009. Commercial lines new business policies in force increased 8.0% in the first quarter of 2010 compared to a decline of 0.7% in the first quarter of 2009. The year-over-year average premium per policy on commercial lines new business decreased 5.7% at March 31, 2010 compared to an increase of 0.2% at March 31, 2009, driven by reductions in exposure as a result of continued economic pressures on commercial customers.
Renewal premiums for commercial lines decreased 3.6% in both the first quarters of 2010 and 2009. The year-over-year average premium per policy on commercial lines renewal business declined 5.9% at March 31, 2010, compared to a decline of 6.3% at March 31, 2009, due primarily to the workers compensation and commercial auto lines of business in both years. The workers compensation and commercial auto year-over-year average premium per policy decreased 14.4% and 4.0%, respectively, at March 31, 2010, compared to declines of 12.3% and 3.7%, respectively, at March 31, 2009. Contributing to the workers compensation lower average premium per policy were shifts in the mix of our book of business and lower exposures driven by reductions in payroll levels. The commercial auto average premium per policy decrease was driven by shifts in the mix of our book of business and fewer insured vehicles. The commercial lines year-over-year policy retention ratio was 85.4% at March 31, 2010 and March 31, 2009.
Future trends—premium revenue – We are continuing efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as existing and new agents build up their book of business with the Property and Casualty Group. In the first quarter of 2010, we appointed 17 new agencies and had a total of 2,059 agencies. We expect our pricing actions to result in a net increase in direct written premium in 2010, however, exposure reductions and changes in our mix of business could impact the average premium written by the Property and Casualty Group as customers may continue to reduce coverages.
Current year losses and loss expenses
The current accident year loss and loss ratio, excluding catastrophe losses was 70.2% in the first quarter of 2010 compared to 71.2% in the first quarter of 2009.
The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 70.7% in the first quarter of 2010 compared to 71.5% in the first quarter of 2009. The personal auto loss and loss expense ratio related to the current accident year, excluding catastrophe losses, decreased to 69.6% in the first quarter of 2010 from 70.5% in the first quarter of 2009, while the homeowners loss and loss expense ratio decreased to 73.3% from 75.2% for the same periods, respectively.
The commercial lines loss and loss expenses ratio related to the current accident year, excluding catastrophe losses, was 69.1% in the first quarter of 2010 compared to 70.6% in the first quarter of 2009. Excluding catastrophe losses, the current accident year loss and loss expense ratios for the first quarters of 2010 and 2009, respectively, were 71.3% and 75.8% for the workers compensation line of business, 76.2% and 78.6% for the commercial multi-peril line of business, and 58.4% and 55.8% for the commercial auto line of business.
Catastrophe losses
Catastrophes are an inherent risk of the property and casualty insurance business and can have a material impact on our insurance underwriting results. In addressing this risk, we employ what we believe are reasonable underwriting standards and monitor our exposure by geographic region. The Property and Casualty Group’s definition of catastrophes includes those weather-related or other loss events which we consider significant to our geographic footprint which, individually or in the aggregate, may not reach the level of a national catastrophe as defined by the Property Claim Service (PCS). The Property and Casualty Group maintains sufficient property catastrophe reinsurance coverage from unaffiliated reinsurers and no longer participates in the voluntary assumed reinsurance business, which lowers the variability of the underwriting results of the Property and Casualty Group.
Catastrophe losses, as defined by the Property and Casualty Group, totaled $112 million in the first quarter of 2010 and $73 million in the first quarter of 2009. These catastrophe losses contributed 11.7 points and 7.8 points to the loss ratios at March 31, 2010 and 2009, respectively. Catastrophe losses in 2010 were the result of ice, snow and wind storms primarily in Pennsylvania, Maryland and Virginia. In 2009, catastrophe losses resulted from wind and hail storms primarily in Pennsylvania and Ohio.

Prior year loss development
The following table provides the details of the prior year loss reserve development:

	Erie Insurance Group
	Three months ended March 31,
	2010	2009
(in millions)	(unaudited)
Prior year loss development:
Direct business excluding salvage and subrogation	$(44)	$38
Assumed reinsurance business	(3)	(1)
Ceded reinsurance business	(4)	3
Salvage and subrogation	1	(1)

Total prior year loss development	$(50)	$39

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).
Development of loss reserves
Direct business excluding salvage and subrogation – Favorable development of prior accident years, excluding the effects of salvage and subrogation recoveries, improved the combined ratio 4.6 points in the first quarter of 2010, while adverse development of prior accident years contributed 4.0 points to the combined ratio in the first quarter of 2009. Driving the prior accident year development through March 31, 2010 was favorable development of $22 million related to the personal auto line of business, $19 million related to the commercial multi-peril line of business, and $8 million related to the homeowners line of business. Of the $22 million of favorable development in the personal auto line of business, $15 million was the result of improvements in frequency trends on automobile bodily injury and uninsured/underinsured motorist bodily injury and $7 million was the result of closing two claims. The favorable development experienced in the commercial multi-peril line of business was primarily the result of improvements in severity trends, while the favorable development in the homeowners line of business was primarily the result of the settlement of one large claim. The adverse development in 2009 was primarily the result of one large workers compensation claim combined with increasing loss cost trends on automobile bodily injury and commercial liability claims.
Assumed reinsurance – The Property and Casualty Group experienced favorable development of prior accident year loss reserves on its assumed reinsurance business of $3 million and $1 million through March 31, 2010 and 2009, respectively. The favorable development was due to less than anticipated growth in involuntary reinsurance.
Ceded reinsurance – The increase in ceded reinsurance reserves, which is reflected as favorable development of reserves, resulted from $8 million in ceded business related primarily to the business catastrophe liability line. This was offset by a reduction in ceded reserves of $4 million related to the pre-1986 automobile massive injury reserves.
Policy acquisition and other underwriting expenses
Our expense ratio remained relatively flat, decreasing only 0.5 points through March 31, 2010 compared to March 31, 2009. The management fee rate was 25% at both March 31, 2010 and 2009. The first quarter 2009 amount includes a charge for the North Carolina Escrow account of $4 million which added 0.5 points to the 2009 policy acquisition and other underwriting expense ratio. The final rate that was approved by North Carolina approximated our filed rates and the charge was reversed in the third quarter of 2009.

Life insurance operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.

	Erie Family Life Insurance Company
	Three months ended March 31,
	2010	2009	% Change
(in millions)	(unaudited)
Individual life premiums, net of reinsurance	$15	$15	1.9%
Group life and other premiums	1	1	(6.5)
Other revenue	0	0	NM

Total net policy revenue	16	16	0.9
Net investment income	23	25	(5.8)
Net realized gains (losses) on investments	5	(2)	NM
Impairment losses recognized in earnings	0	(14)	99.5
Equity in losses of limited partnerships	(1)	(3)	66.7

Total revenues	43	22	98.0

Benefits and other changes in policy reserves	24	22	8.6
Amortization of deferred policy acquisition costs	5	2	NM
Other operating expenses	4	4	11.2

Total benefits and expenses	33	28	17.8

Income (loss) before income taxes	10	(6)	NM

Income (loss) before taxes — Indemnity(1)	$2	$(1)	NM

Income (loss) before taxes — Exchange	$8	$(5)	NM

NM = not meaningful

(1)	The Exchange has a 78.4% ownership interest in EFL, with the remaining 21.6% owned by Indemnity.
Premiums
Gross policy revenues increased 3.9% to $25 million in the first quarter of 2010, compared to $24 million in the first quarter of 2009. EFL reinsures a large portion of its traditional products in order to reduce claims volatility. Our reinsurers assume 75% of the risk on new term business. Ceded reinsurance premiums were $9 million and $8 million in the first quarters of 2010 and 2009, respectively.
Premiums received on annuity and universal life products totaled $32 million in the first quarter of 2010, compared to $40 million in the first quarter of 2009. Of this amount, annuity and universal life premiums recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations were $29 million and $36 million in the first quarters of 2010 and 2009, respectively.
Investments
Due to improving market conditions in the first quarter of 2010, impairments decreased significantly and EFL experienced net realized gains on investments compared to losses in the first quarter of 2009. Equity in earnings of limited partnerships also reflected the improvement in market conditions in the fourth quarter of 2009, as limited partnership activity is reported on a one quarter lag. See additional discussion of investments in the “Investment Operations” segment that follows.
Benefits and expenses
The amortization of deferred policy acquisition costs increased in the first quarter of 2010 primarily due to a reduction in impairments and realized gains in the first quarter of 2010 compared to realized losses and significant impairment losses in the first quarter of 2009.

Investment operations

	Erie Insurance Group
	March 31,	March 31,
	2010	2009	% Change
(in millions)	(unaudited)
Indemnity
Net investment income	$9	$13	(26.9)%
Net realized gains (losses) on investments	5	(4)	NM
Net impairment losses recognized in earnings	0	(5)	NM
Equity in (losses) earnings of limited partnerships	0	(28)	NM

Net loss from investment operations — Indemnity	$14	$(24)	NM

Exchange
Net investment income	$97	$104	8.6%
Net realized gains (losses) on investments	120	(151)	NM
Net impairment losses recognized in earnings	(2)	(66)	NM
Equity in gains (losses) of limited partnerships	3	(133)	NM

Net revenue (loss) from investment operations — Exchange(1)	$218	$(246)	NM

NM = not meaningful

(1)	The Exchange’s results include net revenues of EFL operations of $27 million and $6 million in the first quarters of 2010 and 2009, respectively.
Net investment income includes primarily interest and dividends on our fixed maturity and equity security portfolios.
Net investment income decreased in both Indemnity and the Exchange. Driving this decrease in both entities was an increase in bond amortization that was recognized in the first quarter of 2009. In addition, 2010 dividend income on preferred stock holdings is down in both entities due to reduced levels of holdings.
Realized gains on investments increased in both Indemnity and the Exchange in large part due to the valuation increases on the common stock trading portfolios. Indemnity’s common stock trading portfolio contributed $2 million in valuation adjustment gains through March 31, 2010 compared to $2 million in valuation adjustment losses through March 31, 2009. The Exchange generated valuation adjustment gains through March 31, 2010 of $71 million compared to valuation adjustment losses of $62 million through March 31, 2009.
Impairment losses recognized in earnings for Indemnity decreased $5 million in the first quarter of 2010 compared to the first quarter of 2009. Impairment losses recognized in earnings for the Exchange decreased $64 million for the same period. Both decreases are the result of improved market conditions.
Indemnity’s equity in earnings of limited partnerships were $0.2 million through March 31, 2010 compared to losses of $28 million through March 31, 2009. The Exchange’s equity in earnings of limited partnerships was $3 million through March 31, 2010 compared to losses of $133 million through March 31, 2009. These earnings were primarily the result of increases in fair value in our private equity and mezzanine debt limited partnerships offsetting continued losses in our real estate limited partnerships.

The breakdown of our net realized (losses) gains on investments is as follows:

	Erie Insurance Group
	Three months ended March 31,
	2010	2009
(in millions)	(unaudited)
Indemnity
Securities sold:
Fixed maturities	$2	$(2)
Preferred stock equity securities	0	2
Common stock equity securities	1	(2)
Common stock valuation adjustments	2	(2)

Total net realized gains (losses) — Indemnity (1)	$5	$(4)

Exchange
Securities sold:
Fixed maturities	$12	$(12)
Preferred stock equity securities	4	3
Common stock equity securities	33	(80)
Common stock valuation adjustments	71	(62)

Total net realized gains (losses) — Exchange (1) (2)	$120	$(151)

(1)	See Item 8. “Financial Statements and Supplementary Data — Note 7 of Notes to Consolidated Financial Statements” contained within this report for additional disclosures regarding net realized (losses) gains on investments.

(2)	The Exchange’s net realized gains (losses) include net realized gains from EFL operations of $5 million in 2010 and net realized losses of $2 million in 2009.
The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
	Three months ended March 31,
	2010	2009	% Change
(in millions)	(unaudited)
Indemnity
Private equity	$5	($10)	NM
Real estate	(6)	(23)	NM
Mezzanine debt	1	5	NM

Total equity in earnings (losses) of limited partnerships — Indemnity	$0	($28)	NM

Exchange
Private equity	$22	($47)	NM
Real estate	(22)	(96)	NM
Mezzanine debt	3	10	NM

Total equity in earnings (losses) of limited partnerships — Exchange(1)	$3	($133)	NM

NM = not meaningful

(1)	Total equity in earnings (losses) of limited partnerships include equity in losses of limited partnerships from EFL operations of $1 million and $3 million in 2010 and 2009, respectively.
Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.
We experienced an increase in earnings as a result of fair value increases in our private equity and mezzanine debt limited partnerships which were offset by losses in our real estate limited partnerships. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments. Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners. As a consequence, earnings from limited partnerships reported at March 31, 2010 do not reflect investment valuation changes that may have resulted from the financial markets and the economy in the first quarter of 2010.

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
Distribution of investments (unaudited)

	Erie Insurance Group
	Carrying value at		Carrying value at
	March 31,		December 31,
		% to		% to
(in millions)	2010	total	2009	total

Indemnity
Fixed maturities	$674	67%	$664	68%
Equity securities:
Preferred stock	48	5	38	4
Common stock	45	4	42	4
Limited partnerships:
Real estate	93	9	99	10
Private equity	92	9	85	9
Mezzanine debt	50	5	51	5
Real estate mortgage loans	1	1	1	0

Total investments — Indemnity	$1,003	100%	$980	100%

Exchange
Fixed maturities	$6,569	64%	$6,517	65%
Equity securities:
Preferred stock	536	5	472	5
Common stock	1,933	19	1,835	18
Limited partnerships:
Real estate	371	4	397	4
Private equity	529	5	503	5
Mezzanine debt	219	2	216	2
Policy loans	15	1	15	1
Real estate mortgage loans	5	0	5	0

Total investments — Exchange	$10,177	100%	$9,960	100%

Total investments — Erie Insurance Group	$11,180		$10,940

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
We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below costs. With the issuance of new impairment guidance for debt securities in the second quarter of 2009, we further analyze debt securities to determine if a credit-related impairment has occurred. Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no non-credit impairments are recorded in other comprehensive income. Prior to the second quarter of 2009, there was no differentiation between impairments related to credit loss and those related to other factors and declines in the fair value of debt securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery. For available-for-sale equity securities, a charge is recorded in the Consolidated Statement of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors (See “Investment Operations” section herein).
If our policy for determining the recognition of impaired positions were different, our Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.
Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $247 million, or 37%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 22% of the fixed maturity portfolio for the Exchange at March 31, 2010. The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA-. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit rating.
Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. At March 31, 2010, Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $17 million compared to net unrealized gains of $14 million at December 31, 2009. At March 31, 2010, the Exchange had net unrealized gains on fixed maturities of $207 million compared to net unrealized gains of $156 million at December 31, 2009.

The following is a breakdown of the fair value of our fixed maturities portfolio by sector and rating as of March 31, 2010 for Indemnity and the Exchange, respectively:

	Erie Insurance Group
(in millions)	(unaudited)
Indemnity					Not Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value

Structured securities(1)	$22	$2	$0	$3	$7	$34
Basic materials	0	0	1	6	1	8
Communications	0	0	11	21	0	32
Consumer	0	3	20	38	2	63
Diversified	0	1	0	0	0	1
Energy	0	1	2	29	0	32
Financial	4	17	68	51	15	155
Government-municipal	54	118	68	7	0	247
Industrial	0	0	6	18	2	26
U.S. treasury and government agencies	4	0	0	0	0	4
Government	22	0	2	0	0	24
Technology	0	0	2	3	0	5
Utilities	0	0	6	34	3	43

Total	$106	$142	$186	$210	$30	$674

Exchange					Not Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value
— —
Structured securities(1)	$380	$27	$14	$29	$69	$519
Basic materials	0	0	46	114	12	172
Communications	0	0	135	300	30	465
Consumer	0	23	200	338	84	645
Diversified	0	0	21	0	0	21
Energy	0	10	64	311	23	408
Financial	20	213	967	529	179	1,908
Funds	0	0	5	0	0	5
Government-municipal	369	705	304	41	2	1,421
Industrial	0	5	67	203	26	301
U.S. treasury and government agencies	5	0	0	0	0	5
Government	85	0	7	6	0	98
Technology	0	0	36	54	0	90
Utilities	0	3	83	388	37	511

Total	$859	$986	$1,949	$2,313	$462	$6,569

(1)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.
The following tables present an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively.

	Indemnity
	(unaudited)
	Fair Value at March 31,		Fair Value at December 31,
	2010		2009
(in millions)	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock

Basic materials	$0	$2	$0	$2
Communications	1	3	1	2
Consumer	0	15	0	15
Diversified	0	1	0	1
Energy	0	3	0	3
Financial	33	11	27	9
Funds	0	3	0	3
Government	0	0	0	0
Industrial	2	6	2	6
Technology	3	1	3	1
Utilities	9	0	5	0

Total	$48	$45	$38	$42

	Exchange
	(unaudited)
	Fair Value at March 31,		Fair Value at December 31,
	2010		2009
(in millions)	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock

Basic materials	$0	$80	$0	$95
Communications	9	169	8	170
Consumer	4	517	0	457
Diversified	0	7	0	8
Energy	0	140	0	157
Financial	387	264	348	231
Funds	0	318	0	298
Government	3	0	3	0
Industrial	5	216	5	207
Technology	15	201	12	190
Utilities	113	21	96	22
	—
Total	$536	$1,933	$472	$1,835

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income. At March 31, 2010, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes amounted to $4 million for Indemnity and $44 million for the Exchange compared to a $2 million gain for Indemnity and $31 million gain for the Exchange at March 31, 2009.
The common stock portfolio is classified as a trading portfolio and measured at fair value with all changes in unrealized gains and losses reflected in our Consolidated Statements of Operations.

Limited partnership investments
In the first quarter of 2010, investments in limited partnerships remained relatively flat from the investment levels at December 31, 2009. Increases in fair value in our private equity and mezzanine debt limited partnerships were offset by reductions in fair value in our real estate limited partnerships.
The components of limited partnership investments are as follows:

	Erie Insurance Group
	At March 31,	December 31,
	2010	2009
(in millions)	(unaudited)
Indemnity
Private equity	$92	$85
Real estate	93	99
Mezzanine debt	50	51

Total limited partnerships — Indemnity	$235	$235

Exchange
Private equity	$529	$503
Real estate	371	397
Mezzanine debt	219	216

Total limited partnerships — Exchange	$1,119	$1,116

NM = not meaningful
Liabilities
Property and casualty loss reserves
Loss reserves are established to account for the estimated ultimate costs of loss and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.
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
Loss and loss expense reserves are presented on our Consolidated Statements of Financial Position on a gross basis. The following tables represent the direct and assumed loss and loss expense reserves by major line of business for Indemnity and Exchange, respectively. The reinsurance recoverable amount represents the related ceded amounts which results in the net liability attributable to Indemnity and Exchange, respectively.

	Erie Insurance Group
	At March 31,	At December 31,
	2010	2009
(in millions)	(unaudited)
Indemnity
Gross reserve liability:
Personal auto	$214	$221
Automobile massive injury	146	147
Homeowners	20	22
Workers compensation	168	169
Workers compensation massive injury	12	12
Commercial auto	58	56
Commercial multi-peril	68	68
All other lines of business	58	57

Gross reserves	744	752
Reinsurance recoverable	1	1

Net reserve liability — Indemnity	$743	$751

	Erie Insurance Group
	At March 31,	At December 31,
	2010	2009
(in millions)	(unaudited)
Exchange
Gross reserve liability:
Personal auto	$866	$887
Automobile massive injury	300	316
Homeowners	237	178
Workers compensation	342	342
Workers compensation massive injury	128	132
Commercial auto	221	226
Commercial multi-peril	500	475
All other lines of business	273	290

Gross reserves	2,867	2,846
Reinsurance recoverable	201	199

Net reserve liability — Exchange	$2,666	$2,647

The reserves that have the greatest potential for variation are the massive injury claim reserves. The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile and workers compensation massive injury reserves, was $411 million at March 31, 2010, which is net of $174 million of anticipated reinsurance recoverables, compared to $428 million at December 31, 2009. The pre-1986 automobile massive injury reserve decreased at March 31, 2010 compared to December 31, 2009, as we closed two claims, and the workers compensation massive injury reserve decreased due to the settlement of two massive injury workers compensation claims.
The reserves above are presented on a gross basis. After the effects of the intercompany pooling transactions are considered, Indemnity retains 5.5% of the gross reserves and the Exchange retains 94.5% of the gross reserves. Indemnity’s 5.5% share of the massive injury liability reserves, net of unaffiliated reinsurance recoveries, was $23 million at March 31, 2010, and $24 million at December 31, 2009.
Life insurance reserves
EFL’s primary commitment is its obligation to pay future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, EFL establishes life insurance reserves based upon the type of policy, the age, gender and risk class of the insured and the number of years the policy has been in force. EFL also establishes annuity and universal life reserves based on the amount of policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits. Life insurance and annuity reserves are supported primarily by EFL’s long-term, fixed income investments as the underlying policy reserves are generally also of a long-term nature.
IMPACT OF INFLATION
Property and casualty insurance premiums are established before losses and loss expenses, and therefore, before the extent to which inflation may impact such costs are known. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues. Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.

LIQUIDITY AND CAPITAL RESOURCES
Sources and uses of cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs. Our liquidity requirements have been met primarily by funds generated from premiums collected and income from investments. The insurance operations provide liquidity in that premiums are collected in advance of paying losses under the policies purchased with those premiums. Cash outflows for the property and casualty business are generally variable since settlement dates for liabilities for unpaid losses and the potential for large losses, whether individual or in the aggregate, cannot be predicted with absolute certainty. Accordingly, after satisfying our operating cash requirements, excess cash flows are used to build our investment portfolio in order to increase future investment income, which then may be used as a source of liquidity if cash from our insurance operations would not be sufficient to meet our obligations. Cash provided from these sources is used primarily to fund losses and policyholder benefits, fund the costs of operations including salaries and wages and commissions, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology. We expect that our operating cash needs will be met by funds generated from operations.
Continuing volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash. Some of our fixed income investments, despite being publicly traded, are illiquid due to current credit market conditions. Further volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts. Additionally, our limited partnership investments are illiquid. We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2010.
Cash flow activities
The following table is a summary of our condensed consolidated cash flows for the three months ended March 31:

	Erie Insurance Group
	2010	2009
(in millions)	(unaudited)
Net cash from operating activities	$27	$238
Net cash used in investing activities	(49)	(49)
Net cash used in financing activities	(10)	(8)

Net (decrease) increase in cash	$(32)	$181

The decrease in cash flows from operating activities in the first quarter of 2010 was primarily driven by the payment of federal income taxes of $7 million compared to the recovery of federal income taxes of $206 million in the first quarter of 2009. Also decreasing the cash flows from operating activities in 2010 was an increase in loss, loss expenses and other underwriting expenses paid, offset somewhat by an increase in premiums collected.
At March 31, 2010, we recorded a deferred tax asset of $55 million, which included capital loss carry-forwards of $13 million. There was no valuation allowance at March 31, 2010. We have the ability to carry-back capital losses of $286 million as a result of gains recognized in prior years. At March 31, 2010, the carry-back relating to the 2009 capital losses has not been received. This carry-back is estimated to be $251 million.
Cash flows used in investing activities remained flat in the first quarter of 2010 compared to the same period in 2009. In the first quarter of 2010, we generated more proceeds from the sales of common stocks and certain fixed maturities and used more cash for the purchase of other fixed maturities as part of a tax planning strategy. At March 31, 2010, we had contractual commitments to invest up to $596 million related to our limited partnership investments to be funded as required by the partnerships’ agreements. At March 31, 2010, the total remaining commitment to fund limited partnerships that invest in private equity securities was $274 million, real estate activities was $207 million and mezzanine debt securities was $115 million.

Cash flow activities — Indemnity
The following table summarizes Indemnity cash flows for the three months ended March 31:

	Indemnity
	2010	2009
(in millions)	(unaudited)
Net cash from operating activities	$0	$55
Net cash used in investing activities	(19)	(14)
Net cash used in financing activities	(28)	(24)

Net (decrease) increase in cash	$(47)	$17

See Indemnity’s supplemental information footnote (Note 21) for more detail on Indemnity cash flows.
Indemnity’s cash flows from operating activities was zero for the first quarter of 2010, compared to cash provided of $55 million for the same period in 2009. Lower operating cash flows for the first quarter of 2010 were primarily due to a decrease in reimbursements collected from affiliates offset by an increase in management fee revenues received. Management fee revenues were higher reflecting the increase in the Property and Casualty Group’s direct written premium.
Cash paid for agent commissions and bonuses decreased to $169 million in the first quarter of 2010, compared to $183 million in the first quarter of 2009, as a result of a decrease in cash paid for agent bonuses. Indemnity’s policy is to contribute at least the minimum required contribution to its pension plan that is in accordance with the Pension Protection Act of 2006 and to fund the annual “normal” costs of the pension. For 2010, the expected contribution amount is $15 million, which does exceed the minimum required amount. Indemnity is generally reimbursed about 50% of the net periodic benefit cost of the pension plan from its affiliates.
At March 31, 2010, Indemnity recorded a gross deferred tax asset of $33 million, which included capital loss carry-forwards of $4 million. There was no valuation allowance at March 31, 2010. Indemnity has the ability to carry back capital losses of $40 million as a result of gains recognized in prior years. At March 31, 2010, the carry-back relating to the 2009 capital losses has not been received. This carry-back is estimated to be $31 million. Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows used in Indemnity investing activities totaled $19 million in the first quarter of 2010 compared to $14 million for the same period in 2009. Indemnity’s investing operations were impacted by more proceeds from the sales of common stocks and certain fixed maturities offset somewhat by more cash used for the purchase of other fixed maturities as part of a tax planning strategy. Also impacting future investing activities are limited partnership commitments, which at March 31, 2010, totaled $65 million and will be funded as required by the partnerships’ agreements.
The increase in cash used in financing activities in the first quarter of 2010 was primarily driven by slight increases in the cash outlay for share repurchases and dividends paid to shareholders. In the first quarter of 2010, Indemnity repurchased 74,967 shares of our Class A nonvoting common stock at a total cost of $3 million in conjunction with the current stock repurchase plan. In the first quarter of 2009, Indemnity repurchased 42,200 shares of its outstanding Class A nonvoting common stock at a total cost of $1 million. In April 2010, the Board of Directors approved a continuation of the current stock repurchase program through June 30, 2011 for a total of $100 million. Indemnity plans to continue to repurchase shares through this program as cash becomes available for this purpose. Dividends paid to shareholders totaled $25 million and $23 million in the first quarters of 2010 and 2009, respectively. Indemnity increased both its Class A and Class B shareholder quarterly dividend by 6.7% in 2010, compared to 2009. There are no regulatory restrictions on the payment of dividends to Indemnity shareholders, although there are state law restrictions on the payment of dividends from Indemnity’s property and casualty insurance subsidiaries.
Capital outlook
If the financial market volatility continues, we have the ability to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities, future funding requirements could be met through (1) a $200 million bank line of credit held by the Exchange, from which there were no borrowings at March 31, 2010, (2) a $100 million bank line of credit held by Indemnity, from which there were no borrowings as of March 31, 2010, and (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $2.2 billion at March 31, 2010. Indemnity has no rights to the assets or capital of the Exchange and, conversely, the Exchange has no rights to the assets or capital of Indemnity.
Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and our share repurchase activities. We believe we have the funding sources available to us to support future cash flow requirements in 2010.
The Exchange and Indemnity had no borrowings under their respective lines of credit at March 31, 2010. At March 31, 2010, bonds with fair values of $259 million and $131 million were pledged as collateral on the Exchange’s and Indemnity’s lines of credit, respectively. These securities have no restrictions. The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange line of credit and minimum net worth and leverage ratios for Indemnity line of credit. The Exchange and Indemnity were in compliance with all bank covenants at March 31, 2010.
Contractual Obligations
Cash outflows are variable because the fluctuations in settlement dates for claims payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the cash flow requirements for claims have not historically had a significant effect on our liquidity. Based on a historical 15-year average, about 50% of losses and loss expenses included in the reserve are paid out in the subsequent 12-month period and approximately 89% are paid out within a five-year period. Losses that are paid out after that five-year period reflect long-tail lines such as workers compensation and auto bodily injury.
We have certain obligations and commitments to make future payments under various contracts. As of March 31, 2010, the aggregate obligations not previously disclosed in the Form 10-K filed on February 25, 2010 related to our noncontrolling interest in the Exchange and were as follows. The presentation of Indemnity loss and loss expense reserves has been updated to reflect the consolidated presentation in accordance with the Consolidated Statements of Financial Position.

	Erie Insurance Group
	Payments due by period (unaudited)
					2015 and
(in millions)	Total	2010	2011-2012	2013-2014	thereafter

Fixed obligations:
Noncontrolling interest:
Limited partnership commitments(1)	$531	$229	$215	$72	$15

Fixed contractual obligations — Exchange	531	229	215	72	15
Gross property and casualty loss and loss expense reserves:
Indemnity	744	372	219	73	80
Exchange	2,867	1,434	843	281	309
Life gross long-term liabilities(2)	4,247	151	315	336	3,445

Gross contractual obligations	$8,389	$2,186	$1,592	$762	$3,849

Gross contractual obligations net of estimated reinsurance recoverables are as follows:

	Payments due by period
					2015 and
(in millions)	Total	2010	2011-2012	2013-2014	thereafter

Gross contractual obligations	$8,389	$2,186	$1,592	$762	$3,849
Estimated reinsurance recoverables-property and casualty	202	101	59	20	22
Estimated reinsurance recoverables-life(3)	461	19	35	37	370
	— — —
Net contractual obligations	$7,726	$2,066	$1,498	$705	$3,457

(1)	Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date. The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due. At March 31, 2010, the Exchange’s total commitment to fund limited partnerships that invest in private equity securities is $244 million, real estate activities $187 million and mezzanine debt of $100 million.

(2)	Contractual obligations on gross long-term liabilities represent estimated benefit payments from insurance policies and annuity contracts including claims currently payable. Actual obligations in any single year will vary based on actual mortality, morbidity, lapse and withdrawal experience. The sum of these obligations exceeds the liability on the Consolidated Statement of Financial Position of $1.6 billion due to expected future premiums and investment income that, along with invested assets backing the liabilities, will be used to fund these obligations.

(3)	Reinsurance recoverables on life business includes estimated amounts from reinsurers on long-term liabilities that are subject to the credit worthiness of the reinsurer.
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
Financial ratings
Our property and casualty insurers are rated by rating agencies that provide insurance consumers with meaningful information on the financial strength of insurance entities. Higher ratings generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The insurance companies are currently rated by AM Best Company as follows:

Exchange	A+
Erie Insurance Company	A+
Erie Insurance Property and Casualty Company	A+
Erie Insurance Company of New York	A+
Flagship City Insurance	A+
Erie Family Life Insurance	A
The outlook for all ratings is stable. According to AM Best, a Superior rating (A+), the second highest of their financial strength rating categories, is assigned to those companies that, in AM Best’s opinion, have achieved superior overall performance when compared to the standards established by AM Best and have a superior ability to meet their obligations to policyholders over the long term. Only 9% of insurance groups are rated A+ or higher, and we are included in that group. By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one level lower than the property and casualty companies by AM Best Company. The insurers of the Property and Casualty Group are also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates these insurers AApi, “very strong.” Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.
Regulatory risk-based capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At March 31, 2010, all property and casualty insurance companies and the life insurance company had RBC levels substantially in excess of levels that would require regulatory action.
Regulatory restrictions on surplus
The members of the Property and Casualty Group and EFL are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid without prior approval of insurance regulatory authorities. Indemnity’s property and casualty insurance subsidiaries had a maximum of $26 million available for such dividends without prior approval of the Pennsylvania Insurance Commissioner for Pennsylvania-domiciled subsidiaries and the New York Superintendent of Insurance for the New York domiciled subsidiary. No dividends were paid to Indemnity from its property and casualty subsidiaries through March 31, 2010 or in 2009.
The maximum dividend the Exchange could receive from its property and casualty subsidiary was $1 million. No dividends were paid to the Exchange from its property and casualty subsidiary through March 31, 2010 or in 2009. The maximum dividend EFL could pay its shareholders without prior approval was $4 million. No dividends were paid to Indemnity or the Exchange through March 31, 2010 or in 2009.

The Exchange is operated for the benefit of its subscribers (policyholders) and any distributions it might declare would only be payable to them. The Exchange did not make any distributions to its subscribers (policyholders) through March 31, 2010 or in 2009.
TRANSACTIONS / AGREEMENTS BETWEEN INDEMNITY AND NONCONTROLLING INTEREST (EXCHANGE)
Board oversight
Our Board of Directors (Board) has a broad oversight responsibility over intercompany relationships within and among the Property and Casualty Group. As a consequence, the Board may be required to make decisions or take actions that may not be solely in the interest of our shareholders such as:
•	setting the management fee rate paid by the Exchange to Indemnity;

•	determining the continuation and participation percentages of the intercompany pooling agreement;

•	approving the annual shareholders’ dividend, if any; and

•	ratifying any other significant intercompany activity.
Subscriber’s Agreement
Indemnity serves as attorney-in-fact for the Exchange, a reciprocal insurance exchange. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact. Through the designation of attorney-in-fact, Indemnity is required to provide sales, underwriting and policy issuance services to the policyholders of the Exchange, as discussed previously.
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
Service agreements
Indemnity makes certain payments for the account of the Erie Insurance Group’s related entities. These amounts are reimbursed to Indemnity on a cost basis in accordance with the service agreements. Cash transfers are settled quarterly.
Leased property
The Exchange leases certain office facilities to Indemnity on a year-to-year basis. Rents are determined considering returns on invested capital and building operating and overhead costs. Rental costs of shared facilities are allocated based on square footage occupied.
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

Intercompany receivables of Indemnity

		Percent of total		Percent of total
	March 31,	Company	December 31,	Company
(in millions)	2010	assets	2009	assets
	(unaudited)
Reinsurance recoverable from and ceded unearned premiums to the Exchange	$843	32%	$902	34%
Other receivables from the Exchange and affiliates (management fees, costs and reimbursements)	215	8	213	8
Note receivable from EFL	25	1	25	1

Total intercompany receivables	$1,083	41%	$1,140	43%

Indemnity has significant receivables from the Exchange that result in a concentration of credit risk. These receivables include the liability for losses and unearned premiums ceded to the Exchange under the intercompany pooling agreement and from management services performed by Indemnity for the Exchange. The policyholder surplus of the Exchange at March 31, 2010, on a statutory accounting basis totaled $4.6 billion. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Reinsurance contracts do not relieve Indemnity from its primary obligations to policyholders if the Exchange were unable to satisfy its obligation. Indemnity collects its reinsurance recoverable amount generally within 30 days of actual settlement of losses.
Indemnity also has a receivable from the Exchange for management fees and costs Indemnity pays on behalf of the Exchange. Indemnity also pays certain costs for, and are reimbursed by, EFL. Since its inception, Indemnity has collected these amounts due from the Exchange and EFL in a timely manner (normally quarterly). There is interest charged on the outstanding balance due from the Exchange until its quarterly settlement that is based on an independent mutual fund rate.
Surplus notes
The Exchange has a surplus note for $20 million with EFL that is payable on demand on or after March 31, 2025. EFL accrued interest to the Exchange on the surplus note of $0.3 million through March 31, 2010 and 2009. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
Indemnity has a surplus note for $25 million with EFL that is payable on demand on or after March 31, 2018. EFL accrued interest to Indemnity on the surplus note of $0.4 million through March 31, 2010 and 2009. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
Capital contribution
In June 2009, the Exchange made a $43 million capital contribution to EFL and Indemnity made a $12 million capital contribution to EFL to strengthen its surplus. This $55 million in capital contributions increased EFL’s investments and total shareholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, equity price risk and credit risk, and how those exposures are currently managed as of March 31, 2010.
Interest rate risk
We invest primarily in fixed maturity investments, which comprised 67.2% of invested assets for Indemnity and 64.5% of invested assets for the Exchange at March 31, 2010. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk since we have the capacity and intention to hold the fixed maturity positions until maturity. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Convexity measures the rate of change of duration with respect to changes in interest rates. These factors are analyzed monthly to ensure that both the duration and convexity remain in the targeted ranges we established.
A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100-basis point increase in interest rates at March 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio. We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at March 31, 2010 and 2009.
Fixed maturities interest-rate sensitivity analysis

	At March 31,
(in millions)	2010	2009

Indemnity
Fair value of fixed income portfolio	$674	$573
Fair value assuming 100-basis point rise in interest rates	646	551

Modified duration – Indemnity	4.60	4.18

Exchange
Fair value of fixed income portfolio	$6,569	$5,237
Fair value assuming 100-basis point rise in interest rates	6,288	5,052

Modified duration – Exchange	4.74	4.02

While the fixed income portfolio is sensitive to interest rates, the future principal cash flows that will be received are presented as follows by contractual maturity date. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults.

	March 31, 2010
	Indemnity	Exchange
(in millions)	(unaudited)
Fixed maturities:
2010	$23	$212
2011	31	353
2012	71	584
2013	78	709
2014	59	557
Thereafter	385	3,920

Total (1)	$647	$6,335

Fair value	$674	$6,569

(1)	These amounts exclude Indemnity’s $25 million surplus note due from EFL and the Exchange’s $20 million surplus note due from EFL.

	March 31, 2009
	Indemnity	Exchange
(in millions)	(unaudited)
Fixed maturities:
2009	$42	$286
2010	48	394
2011	46	399
2012	63	603
2013	86	728
Thereafter	342	3,400

Total (1)	$627	$5,810

Fair value	$573	$5,237

(1)	These amounts exclude Indemnity’s $25 million surplus note due from EFL and the Exchange’s $20 million surplus note due from EFL.
Equity price risk
Our portfolio of marketable equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. We do not hedge our exposure to equity price risk inherent in our equity investments. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange-traded small- to large-cap stocks. We measure risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the Standard & Poors (S&P) 500 Composite Index. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for our common stock holdings was 1.05 for Indemnity and 1.06 for the Exchange. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $10 million for Indemnity and $410 million for the Exchange.
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
Generally, the fixed maturities in our portfolio are rated by external rating agencies. If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies. We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions. The following table shows our fixed maturity investments by S&P rating as of March 31, 2010:

	Erie Insurance Group
	Amortized	Fair	Percent
(in millions)	cost	value	of total

Indemnity
Comparable S&P Rating
AAA, AA, A	$421	$434	64.4%
BBB	200	210	31.2

Total investment grade	621	644	95.6%

BB	20	23	3.4
B	6	6	1.0
CCC, CC, C	1	1	0.0

Total non-investment grade	27	30	4.4

Total – Indemnity	$648	$674	100.0%

	Erie Insurance Group
	Amortized	Fair	Percent
(in millions)	cost	value	of total

Exchange
Comparable S&P Rating
AAA, AA, A	$3,624	$3,794	57.8%
BBB	2,192	2,313	35.2

Total investment grade	5,816	6,107	93.0

BB	337	361	5.5
B	70	72	1.0
CCC, CC, C	26	29	0.5

Total non-investment grade	433	462	7.0

Total – Exchange	$6,249	$6,569	100.0%

Approximately 5% of Indemnity and 8% of the Exchange fixed income portfolio is invested in structured products which include mortgage-backed securities (MBS), collateralized debt and loan obligations (CDO and CLO), collateralized mortgage obligations (CMO), asset-backed (ABS) and credit-linked notes. Our structured product portfolio has an average rating of A or higher for Indemnity and AA- for the Exchange. We believe we have no direct exposure to the subprime residential mortgage market through investments in structured products. However, we have indirect exposure through bond and preferred stock investments in the financial service industry. We continually monitor these investments for material declines in quality and value.
Indemnity’s municipal bond portfolio accounts for $247 million, or 37%, of the total fixed maturity portfolio. Of this $247 million, $170 million, or 68%, of the total municipal bond portfolio is insured. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Using the underlying rating of the bonds without consideration of insurance, the overall credit quality rating of Indemnity’s municipal bond portfolio is AA-. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit ratings. The following table presents an analysis of Indemnity’s municipal bond ratings at March 31, 2010.
(in millions)
Indemnity

(1)			(2)			(3)
Uninsured bonds			Insured bonds			Underlying rating of insured bonds
Rating	Fair value	Fair value %	Rating	Fair value	Fair value %	Rating	Fair value	Fair value %

AAA	$40	52.0%	AAA	$14	8.2%	AAA	$0	0.0%
AA	28	36.3	AA	90	53.0	AA	80	47.1
A	8	10.4	A	60	35.3	A	81	47.6
BBB	1	1.3	BBB	6	3.5	BBB	7	4.1
Non Inv Grade	0	0.0	Non Inv Grade	0	0.0	Non Inv Grade	2	1.2
Not rated	0	0.0	Not rated	0	0.0	Not rated	0	0.0

AA	$77	100.0%	AA-	$170	100.0%	A+	$170	100.0%

(1) + (2)			(1) + (3)
Total bonds (with insured rating)			Total bonds (with underlying rating)
Rating	Fair value	Fair value %	Rating	Fair value	Fair value %

AAA	$54	21.9%	AAA	$40	16.2%
AA	118	47.8	AA	108	43.7
A	68	27.5	A	89	36.0
BBB	7	2.8	BBB	8	3.3
Non Inv Grade	0	0.0	Non Inv Grade	2	0.8
Not rated	0	0.0	Not rated	0	0.0

AA-	$247	100.0%	AA-	$247	100.0%

The Exchange’s municipal bond portfolio accounts for $1.4 billion, or 22%, of the total fixed maturity portfolio for the Exchange. Of this $1.4 billion, $.8 billion, or 54%, of the total municipal bond portfolio is insured. This insurance guarantees the payment of principal and interest on a bond if the issuer defaults. Using the underlying rating of the bonds without consideration of insurance, the overall credit quality rating of the Exchange’s municipal bond portfolio is AA-. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit ratings. The following table presents an analysis of the Exchange’s municipal bond ratings at March 31, 2010.
(in millions)
Exchange

(1)			(2)			(3)
Uninsured bonds			Insured bonds			Underlying rating of insured bonds
Rating	Fair value	Fair value %	Rating	Fair value	Fair value %	Rating	Fair value	Fair value %

AAA	$285	43.2%	AAA	$84	10.9%	AAA	$0	0.0%
AA	304	46.1	AA	401	52.7	AA	385	50.5
A	54	8.4	A	250	32.9	A	322	42.3
BBB	16	2.3	BBB	25	3.3	BBB	20	2.6
Non Inv Grade	0	0.0	Non Inv Grade	2	0.2	Non Inv Grade	6	0.8
Not rated	0	0.0	Not rated	0	0.0	Not rated	29	3.8

AA	$659	100.0%	AA-	$762	100.0%	AA-	$762	100.0%

(1) + (2)			(1) + (3)
Total bonds (with insured rating)			Total bonds (with underlying rating)
Rating	Fair value	Fair value %	Rating	Fair value	Fair value %

AAA	$369	25.9%	AAA	$285	20.1%
AA	705	49.6	AA	689	48.5
A	304	21.5	A	376	26.5
BBB	41	2.8	BBB	36	2.5
Non Inv Grade	2	0.2	Non Inv Grade	6	0.4
Not rated	0	0.0	Not rated	29	2.0

AA-	$1,421	100.0%	AA-	$1,421	100.0%

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
We are also exposed to a concentration of credit risk with the Exchange. See the section, “Transactions / Agreements between Indemnity and Noncontrolling Interest (Exchange),” for further discussion of this risk.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
January 1 – 31, 2010	0		0
February 1 – 28, 2010	0		0
March 1 – 31, 2010	74,967	$40.87	74,967

Total	74,967		74,967	$100,000,000

In April 2010, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases through June 30, 2011 for a total of $100 million.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	First Amendment to Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective January 1, 2009) effective January 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: May 6, 2010	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO