Form 10-Q
period 2010-06-30
ERIE INDEMNITY CO
filed 2010-07-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $.0292 per share, was 50,662,752 at July 21, 2010.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at July 21, 2010.
The common stock is the only class of stock the registrant is presently authorized to issue.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(As adjusted		(As adjusted
		Note 2)		Note 2)
Revenues
Premiums earned	$989	$964	$1,967	$1,921
Net investment income	108	105	212	222
Net realized investment (losses) gains	(213)	208	(88)	53
Net impairment losses recognized in earnings	(4)	(12)	(6)	(83)
Equity in earnings (losses) of limited partnerships	27	(126)	30	(287)
Other income	9	10	17	18

Total revenues	916	1,149	2,132	1,844

Benefits and expenses
Insurance losses and loss expenses	737	660	1,498	1,463
Policy acquisition and underwriting expenses	230	231	457	463

Total benefits and expenses	967	891	1,955	1,926

(Loss) income from operations before income taxes and noncontrolling interests	(51)	258	177	(82)
(Benefit) provision for income taxes	(20)	(13)	46	(102)

Net (loss) income	$(31)	$271	$131	$20

Less: Net (loss) income attributable to noncontrolling interest in consolidated entity — Exchange	(80)	238	35	(24)

Net income attributable to Indemnity	$49	$33	$96	$44

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock — basic	$0.96	$0.63	$1.87	$0.85

Class A common stock — diluted	$0.86	$0.57	$1.68	$0.76

Class B common stock — basic and diluted	$138.21	$93.19	$271.03	$127.98

Weighted average shares outstanding attributable to Indemnity — Basic
Class A common stock	51,013,358	51,240,693	51,099,071	51,255,385

Class B common stock	2,546	2,551	2,546	2,551

Weighted average shares outstanding attributable to Indemnity— Diluted
Class A common stock	57,146,855	57,390,302	57,231,936	57,404,994

Class B common stock	2,546	2,551	2,546	2,551

Dividends declared per share
Class A common stock	$0.48	$0.45	$0.96	$0.90

Class B common stock	$72.00	$67.50	$144.00	$135.00

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments — Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $637 and $642, respectively)	$671	$664
Equity securities (cost of $41 and $35, respectively)	45	38
Trading securities, at fair value (cost of $36 and $36, respectively)	40	42
Limited partnerships (cost of $273 and $281, respectively)	234	235
Other invested assets	1	1
Investments — Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,379 and $6,277, respectively)	6,789	6,517
Equity securities (cost of $477 and $425, respectively)	523	472
Trading securities, at fair value (cost of $1,604 and $1,556, respectively)	1,712	1,835
Limited partnerships (cost of $1,341 and $1,392, respectively)	1,123	1,116
Other invested assets	19	20

Total investments	11,157	10,940

Cash and cash equivalents (Exchange portion of $189 and $158, respectively)	223	234
Premiums receivable from policyholders (Exchange portion of $770 and $715, respectively)	977	906
Reinsurance recoverable (Exchange portion of $198 and $212, respectively)	201	215
Deferred income taxes (Exchange portion of $72 and $75, respectively)	101	116
Deferred acquisition costs (Exchange portion of $417 and $416, respectively)	473	467
Other assets (Exchange portion of $322 and $306, respectively)	438	409

Total assets	$13,570	$13,287

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Losses and loss expense reserves	$739	$752
Unearned premiums	345	325
Other liabilities	350	387
Exchange liabilities
Losses and loss expense reserves	2,883	2,846
Life policy and deposit contract reserves	1,574	1,540
Unearned premiums	1,748	1,656
Other liabilities	62	56

Total liabilities	7,701	7,562

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; authorized 74,996,930 shares; 68,289,600 issued; 50,759,754 and 51,203,473 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	8	8
Accumulated other comprehensive loss	(32)	(43)

Retained earnings, before cumulative effect adjustment	1,796	1,743
Cumulative effect of accounting changes, net of tax	0	6

Retained earnings, after cumulative effect adjustment	1,796	1,749

Total contributed capital and retained earnings	1,774	1,716
Treasury stock, at cost, 17,529,846 and 17,086,127 shares, respectively	(834)	(814)

Total Indemnity shareholders’ equity	940	902

Noncontrolling interest in consolidated entity — Exchange	4,929	4,823

Total equity	5,869	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$13,570	$13,287

See accompanying notes to Consolidated Financial Statements. See Note 14 for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Erie Insurance Group
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

		(As adjusted		(As adjusted
		Note 2)		Note 2)
Accumulated other comprehensive loss:
Balance, beginning of period	$(37)	$(138)	$(43)	$(136)
Adjustments to opening balance, net of tax*	—	(6)	—	(6)

Adjusted balance, beginning of period	(37)	(144)	(43)	(142)

Gross unrealized holding gains on investments arising during period	7	60	14	54
Reclassification adjustment for gross losses included in net income	0	6	3	9

Unrealized holding gains excluding realized losses, gross	7	66	17	63
Income tax expense related to unrealized gains	(2)	(23)	(6)	(22)

Change in other comprehensive income, net of tax — Indemnity	5	43	11	41

Balance, end of period — Indemnity	$(32)	$(101)	$(32)	$(101)

Change in other comprehensive income, net of tax — Indemnity	$5	$43	$11	$41
Change in other comprehensive income, net of tax — Exchange	$26	$293	$71	$292

Change in other comprehensive income, net of tax — Erie Insurance Group	$31	$336	$82	$333

Comprehensive income:
Net (loss) income — Erie Insurance Group	$(31)	$271	$131	$20
Change in other comprehensive income, net of tax — Erie Insurance Group	31	336	82	333

Total comprehensive income — Erie Insurance Group	0	607	213	353
Less: Noncontrolling interest in consolidated entity — Exchange	54	531	106	268

Total comprehensive income — Indemnity	$54	$76	$107	$85

*	Previously recognized non-credit other-than-temporary impairment losses were reclassified from retained earnings to other comprehensive income upon the implementation of FASB ASC 320, Investments — Debt and Equity Securities, during the second quarter of 2009.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended June 30,
	2010	2009
		(As adjusted
		Note 2)
Cash flows from operating activities
Premiums collected	$2,011	$1,947
Net investment income received	217	210
Limited partnership distributions	48	44
Service agreement fee received	17	17
Commissions and bonuses paid to agents	(290)	(300)
Losses paid	(1,216)	(1,145)
Loss expenses paid	(212)	(205)
Other underwriting and acquisition costs paid	(278)	(259)
Income taxes (paid) recovered	(85)	162

Net cash provided by operating activities	212	471

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(930)	(866)
Preferred stock	(112)	(77)
Common stock	(546)	(854)
Limited partnerships	(59)	(97)
Sales/maturities of investments:
Fixed maturity sales	359	277
Fixed maturity calls/maturities	509	327
Preferred stock	66	96
Common stock	538	819
Sale of and returns on limited partnerships	15	6
Purchase of property and equipment	(21)	(8)
Net distributions on agent loans	1	(2)

Net cash used in investing activities	(180)	(379)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	61	88
Annuity and supplementary contract surrenders and withdrawals	(39)	(88)
Universal life deposits and interest	21	14
Universal life surrenders	(19)	(18)
Purchase of treasury stock	(17)	(1)
Dividends paid to shareholders	(50)	(46)
Decrease in collateral from securities lending	0	(70)
Redemption of securities lending collateral	0	70

Net cash used in financing activities	(43)	(51)

Net (decrease) increase in cash and cash equivalents	(11)	41
Cash and cash equivalents at beginning of period	234	277

Cash and cash equivalents at end of period	$223	$318

See accompanying notes to Consolidated Financial Statements. See Note 14 for supplemental cash flow information.

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
Indemnity’s primary function is to perform certain services for the Exchange relating to sales, underwriting and issuance of policies on behalf of the Exchange. This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed by each subscriber (policyholder), appointing Indemnity as their common attorney-in-fact to transact business on their behalf and to manage the affairs of the Exchange. Indemnity earns a management fee from the Exchange for these services, which is paid from the premiums collected from subscribers (policyholders).
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
Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities. Indemnity and Exchange own 21.6% and 78.4% of EFL, respectively.
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
Note 2. Significant Accounting Policies
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Indemnity together with its affiliate companies in which Indemnity holds a majority voting or economic interest. In addition, we consolidate the Exchange as a variable interest entity for which Indemnity is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. Noncontrolling interests represent the ownership interests of the Exchange, all of which is held by parties other than Indemnity (i.e. the Exchange’s subscribers (policyholders)). Noncontrolling interests also include the Exchange subscribers’ 78.4% ownership interest in EFL. See the discussion “Retrospective adoption of new accounting principle” that follows for additional consolidation information.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009 included in our Form 8-K as filed with the Securities and Exchange Commission on May 6, 2010.
Presentation of assets and liabilities — While the assets of the Exchange are presented separately in the Consolidated Statements of Financial Position, the Exchange’s assets can only be used to satisfy the Exchange’s liabilities or for other unrestricted activities. ASC 810, Consolidation, does not require separate presentation of the Exchange’s assets. However, because the shareholders of Indemnity have no rights to the assets of the Exchange and, conversely, the Exchange has no rights to the assets of Indemnity, we have presented the invested assets of the Exchange separately on the Consolidated Statements of Financial Position along with the remaining consolidated assets reflecting the Exchange’s portion parenthetically. Liabilities are required under ASC 810, Consolidation, to be presented separately for the Exchange on the Consolidated Statements of Financial Position as the Exchange’s creditors do not have recourse to the general credit of Indemnity.
Rights of shareholders of Indemnity and subscribers (policyholders) of the Exchange — The shareholders of Indemnity, through the management fee, have a controlling financial interest in the Exchange, however, they have no other rights to or obligations arising from assets and liabilities of the Exchange. The shareholders of Indemnity own its equity but have no rights or interest in the Exchange’s (noncontrolling interest) income or equity. The noncontrolling interest equity represents the Exchange’s equity held for the benefit of its subscribers (policyholders), who have no rights or interest in the Indemnity shareholder interest income or equity.
All intercompany assets, liabilities, revenues and expenses between Indemnity and the Exchange have been eliminated in the Consolidated Statements of Financial Position.
Retrospective adoption of new accounting principle
On June 12, 2009, the Financial Accounting Standards Board (FASB) updated ASC 810, Consolidation, which amended the existing guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). As of January 1, 2010, Indemnity adopted the new accounting principle on a retrospective basis since inception.
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
Recent Accounting Updates
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

Note 3. Earnings Per Share
Basic earnings per share is calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. Class A diluted earnings per share is calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards not yet vested related to the outside directors’ stock compensation plan.
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Three months ended June 30,
except per share data)	2010			2009
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$49	51,013,358	$0.96	$33	51,240,693	$0.63

Dilutive effect of stock awards	0	23,097	—	0	27,209	—

Assumed conversion of Class B shares	0	6,110,400	—	0	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$49	57,146,855	$0.86	$33	57,390,302	$0.57

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$0	2,546	$138.21	$0	2,551	$93.19

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Six months ended June 30,
except per share data)	2010			2009
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	Shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$95	51,099,071	$1.87	$44	51,255,385	$0.85

Dilutive effect of stock awards	0	22,465	—	0	27,209	—

Assumed conversion of Class B shares	1	6,110,400	—	0	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$96	57,231,936	$1.68	$44	57,404,994	$0.76

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$1	2,546	$271.03	$0	2,551	$127.98

Included in the diluted earnings per share calculations for the second quarters of 2010 and 2009, respectively, were 10,612 and 12,809 shares of awards not yet vested related to our outside directors’ stock compensation plan, and 11,200 and 14,400 shares of other stock-based awards not yet vested. The second quarter and first half of 2010 diluted earnings per share calculations also include 1,285 and 653, respectively, weighted average shares related to our long-term incentive plan for executive and senior management for the 2007-2009 performance period, as 39,406 shares were granted and vested in June. These shares were delivered in July 2010.
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
Indemnity has not provided financial or other support to the Exchange for the reporting periods presented. At June 30, 2010, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange. Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.
Note 5. Segment Information
As a result of the changes in our reporting entity at January 1, 2010 (see Note 2), our reportable segments have increased from three to four. Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations. The segment information presented below includes reclassification of all comparative prior period segment information. Accounting policies for segments are the same as those described in the summary of significant accounting policies. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009 included in our Form 8-K as filed with the Securities and Exchange Commission on May 6, 2010. Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making. No single customer or agent provides 10% or more of revenues.
Our management operations segment reflects the results of serving as attorney-in-fact for the Exchange. Indemnity operates in this capacity solely for the Exchange. We evaluate profitability of our management operations segment principally on the gross margin from management operations.
Indemnity earns management fees from the Exchange for providing sales, underwriting and policy issuance services. The management fee revenue, which is eliminated in consolidation, is calculated as a percentage of the direct written premium of the Property and Casualty Group. The Exchange issues policies with annual terms only. Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time. Certain activities are performed and related costs are incurred by Indemnity subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory. Although these management fee revenues and expenses are eliminated in consolidation, the amount of the fee directly impacts allocations of our consolidated net income between noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers, and Indemnity’s interests, which earns the management fee revenue and represents Indemnity shareholder interest in net income.
Our property and casualty insurance operations segment includes personal and commercial lines business. Personal lines consist primarily of personal auto and homeowners and are marketed to individuals. Commercial lines consist primarily of commercial multi-peril, commercial auto and workers compensation and are marketed to small- and medium-sized businesses. Our property and casualty policies are sold by independent agents. Our property and casualty insurance underwriting operations are conducted through Indemnity subsidiaries and the Exchange, and includes assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary and ceded reinsurance business. The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business. We evaluate profitability of the property and casualty operations principally based on net underwriting results represented by the combined ratio.
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty operations. We evaluate profitability of the life insurance operations segment principally based on segment net income, including investments, which for segment purposes are reflected in the investment operations segment. At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products. For the second quarter 2010 and 2009, investment activities on life insurance-related assets generated revenues of $25 million and $20 million, respectively, resulting in EFL reporting income before income taxes of $11 million and $6 million, respectively, before intercompany eliminations. For the six months ended June 30, 2010 and 2009, investment activities on life insurance and related assets generated revenues of $52 million and $26 million, respectively, resulting in EFL reporting income before taxes of $21 million and $0 million, respectively, before intercompany eliminations. See Note 15 for EFL supplemental information.
The investment operations segment performance is evaluated based on appreciation of assets, rate of return and overall return. Investment-related income for the life operations is included in the investment segment results.
The following tables summarize the components of the Consolidated Statements of Operations by reportable business segments:

	Erie Insurance Group
	For the three months ended June 30, 2010
		Property
		and	Life
	Management	casualty	insurance	Investment
(in millions)	operations	operations	operations	operations	Eliminations	Consolidated

Premiums earned/life policy revenue		$974	$16		$(1)	$989
Net investment income				$110	(2)	108
Net realized investment losses				(213)		(213)
Net impairment losses recognized in earnings				(4)		(4)
Equity in earnings of limited partnerships				27		27
Management fee revenue	$270				(270)	—
Service agreement and other revenue	9		0			9

Total revenues (losses)	279	974	16	(80)	(273)	916

Cost of management operations	217				(217)	—
Insurance losses and loss expenses		717			(2)	715
Benefits and other changes in policy reserves			22			22
Policy acquisition and underwriting expense		275	9		(54)	230

Total benefits and expenses	217	992	31	—	(273)	967

Income (loss) before income taxes	62	(18)	(15)	(80)	—	(51)
Provision (benefit) for income taxes	21	(7)	(5)	(29)	—	(20)

Net income (loss)	$41	$(11)	$(10)	$(51)	$—	$(31)

	Erie Insurance Group
	For the six months ended June 30, 2010
		Property
		and	Life
	Management	casualty	insurance	Investment
(in millions)	operations	operations	operations	operations	Eliminations	Consolidated

Premiums earned/life policy revenue		$1,936	$32		$(1)	$1,967
Net investment income				$217	(5)	212
Net realized investment losses				(88)		(88)
Net impairment losses recognized in earnings				(6)		(6)
Equity in earnings of limited partnerships				30		30
Management fee revenue	$507				(507)	—
Service agreement and other revenue	17		0			17

Total revenues	524	1,936	32	153	(513)	2,132

Cost of management operations	409				(409)	—
Insurance losses and loss expenses		1,455			(3)	1,452
Benefits and other changes in policy reserves			46			46
Policy acquisition and underwriting expense		540	18		(101)	457

Total benefits and expenses	409	1,995	64	—	(513)	1,955

Income (loss) before income taxes	115	(59)	(32)	153	—	177
Provision (benefit) for income taxes	39	(21)	(11)	39	—	46

Net income (loss)	$76	$(38)	$(21)	$114	$—	$131

	Erie Insurance Group
	For the three months ended June 30, 2009
		Property
		and	Life
	Management	casualty	insurance	Investment
(in millions)	operations	operations	operations	operations(1)	Eliminations	Consolidated

Premiums earned/life policy revenue		$947	$18		$(1)	$964
Net investment income				$107	(2)	105
Net realized investment gains				208		208
Net impairment losses recognized in earnings				(12)		(12)
Equity in losses of limited partnerships				(126)		(126)
Management fee revenue	$259				(259)	—
Service agreement and other revenue	9		1			10

Total revenues	268	947	19	177	(262)	1,149

Cost of management operations	208				(208)	—
Insurance losses and loss expenses		638			(2)	636
Benefits and other changes in policy reserves			24			24
Policy acquisition and underwriting expense		274	9		(52)	231

Total benefits and expenses	208	912	33	—	(262)	891

Income (loss) before income taxes	60	35	(14)	177	—	258
Provision (benefit) for income taxes	16	12	(5)	(36)	—	(13)

Net income (loss)	$44	$23	$(9)	$213	$—	$271

	Erie Insurance Group
	For the six months ended June 30, 2009
		Property
		and	Life
	Management	casualty	insurance	Investment
(in millions)	operations	operations	operations	operations(1)	Eliminations	Consolidated

Premiums earned/life policy revenue		$1,888	$34		$(1)	$1,921
Net investment income				$227	(5)	222
Net realized investment gains				53		53
Net impairment losses recognized in earnings				(83)		(83)
Equity in losses of limited partnerships				(287)		(287)
Management fee revenue	$489				(489)	—
Service agreement and other revenue	17		1			18

Total revenues (losses)	506	1,888	35	(90)	(495)	1,844

Cost of management operations	401				(401)	—
Insurance losses and loss expenses		1,420			(3)	1,417
Benefits and other changes in policy reserves			46			46
Policy acquisition and underwriting expense		539	15		(91)	463

Total benefits and expenses	401	1,959	61	—	(495)	1,926

Income (loss) before income taxes	105	(71)	(26)	(90)	—	(82)
Provision (benefit) for income taxes	30	(25)	(9)	(98)	—	(102)

Net income (loss)	$75	$(46)	$(17)	$8	$—	$20

(1)	The significant realized losses, impairment charges and market value adjustments on limited partnership investments were impacted by the significant disruption in the financial markets.
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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at June 30, 2010:

	Erie Insurance Group
		June 30, 2010
		Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available for sale securities:
Fixed maturities
U.S. treasuries and government agencies	$4	$4	$0	$0
U.S. government sponsored enterprises	19	0	19	0
Foreign government	2	0	2	0
Municipal securities	253	0	253	0
U.S. corporate debt — non-financial	177	0	177	0
U.S. corporate debt — financial	136	0	134	2
Foreign corporate debt — non-financial	29	0	29	0
Foreign corporate debt — financial	17	0	17	0
Structured securities:
Asset-backed securities — auto loans	3	0	3	0
Collateralized debt obligations	10	0	2	8
Commercial mortgage-backed	5	0	5	0
Residential mortgage-backed:
Government sponsored enterprises	13	0	13	0
Non-government sponsored enterprises	3	0	3	0

Total fixed maturities-Indemnity	$671	$4	$657	$10

Equity securities
U.S. nonredeemable preferred securities:
Financial	$26	$7	$18	$1
Non-financial	14	6	8	0
Foreign nonredeemable preferred securities:
Financial	4	0	4	0
Non-financial	1	0	1	0

Total equity securities — Indemnity	$45	$13	$31	$1

Total available-for-sale securities — Indemnity	$716	$17	$688	$11

Trading securities:
Common stock	$40	$40	$0	$0

Total trading securities	$40	$40	$0	$0

Total Indemnity	$756	$57	$688	$11

	Erie Insurance Group
		June 30, 2010
		Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Exchange
Available for sale securities:
Fixed maturities
U.S. treasuries and government agencies	$5	$5	$0	$0
U.S. government sponsored enterprises	91	0	91	0
Foreign government	15	0	15	0
Municipal securities	1,441	0	1,441	0
U.S. corporate debt — non-financial	2,296	5	2,282	9
U.S. corporate debt — financial	1,659	6	1,653	0
Foreign corporate debt — non-financial	396	0	396	0
Foreign corporate debt — financial	372	0	372	0
Structured securities:
Asset-backed securities — auto loans	47	0	47	0
Asset-backed securities — other	28	0	23	5
Collateralized debt obligations	86	0	33	53
Commercial mortgage-backed	150	0	150	0
Residential mortgage-backed:
Government sponsored enterprises	171	0	171	0
Non-government sponsored enterprises	32	0	32	0

Total fixed maturities — Exchange	$6,789	$16	$6,706	$67

Equity securities
U.S. nonredeemable preferred securities:
Financial	$311	$96	$211	$4
Non-financial	153	60	93	0
Government sponsored enterprises	1	1	0	0
Foreign nonredeemable preferred securities:
Financial	50	15	35	0
Non-financial	8	0	8	0

Total equity securities — Exchange	$523	$172	$347	$4

Total available for sale securities — Exchange	$7,312	$188	$7,053	$71

Trading securities:
Common stock	$1,712	$1,702	$0	$10

Total trading securities	$1,712	$1,702	$0	$10

Total — Exchange	$9,024	$1,890	$7,053	$81

Total — Erie Insurance Group	$9,780	$1,947	$7,741	$92

Level 3 Assets — Quarterly Change:

	Erie Insurance Group
	Beginning		Included in other	Purchases,	Transfers in	Ending
	balance at	Included in	comprehensive	sales and	and (out) of	balance at
(in millions)	March 31, 2010	earnings (1)	income	adjustments	Level 3 (2)	June 30, 2010

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$2	$0	$0	$0	$0	$2
Collateralized debt obligations	9	0	1	0	(2)	8

Total fixed maturities	11	0	1	0	(2)	10
Preferred stock:
U.S. nonredeemable — financial	2	0	(1)	0	0	1

Total preferred stock	2	0	(1)	0	0	1

Total Level 3 assets — Indemnity	$13	$0	$0	$0	$(2)	$11
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — non-financial	$9	$0	$0	$0	$0	$9
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	70	1	3	0	(21)	53

Total fixed maturities	84	1	3	0	(21)	$67
Preferred stock:
U.S. nonredeemable — financial	5	0	(1)	0	0	4

Total preferred stock	5	0	(1)	0	0	4
Trading securities:

Common stock	10	0	0	0	0	10

Total Level 3 assets — Exchange	$99	$1	$2	$0	$(21)	$81

Total Level 3 assets — Erie Insurance Group	$112	$1	$2	$0	$(23)	$92

Level 3 Assets — Year-to-Date Change:

	Erie Insurance Group
	Beginning
	balance at		Included in other	Purchases,	Transfers in	Ending
	December 31,	Included in	comprehensive	sales and	and (out) of	balance at
(in millions)	2009	earnings (1)	income	adjustments	Level 3 (2)	June 30, 2010

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$2	$0	$0	$0	$0	$2
Collateralized debt obligations	8	0	1	0	(1)	8

Total fixed maturities	10	0	1	0	(1)	10
Preferred stock:
U.S. nonredeemable — financial	1	0	0	0	0	1

Total preferred stock	1	0	0	0	0	1

Total Level 3 assets — Indemnity	$11	$0	$1	$0	$(1)	$11
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — non-financial	$17	$0	$0	$0	$(8)	$9
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	49	1	6	0	(3)	53

Total fixed maturities	71	1	6	0	(11)	67
Preferred stock:
U.S. nonredeemable — financial	4	0	0	0	0	4

Total preferred stock	4	0	0	0	0	4
Trading securities:

Common stock	9	1	0	0	0	10

Total Level 3 assets — Exchange	$84	$2	$6	$0	$(11)	$81

Total Level 3 assets — Erie Insurance Group	$95	$2	$7	$0	$(12)	$92

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or six months ended June 30, 2010 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. There were no significant transfers in and out of Level 3. Transfers in and out of levels are recognized at the end of the period.
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2010.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31, 2009:

	Erie Insurance Group
	At December 31, 2009
		Fair value measurements using:
		Quoted prices
		in active	Significant	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available-for-sale securities:
Fixed maturities	$664	$6	$648	$10
Preferred stock	38	9	28	1
Trading securities — common stock	42	42	0	0

Total — Indemnity	$744	$57	$676	$11
Exchange
Available-for-sale securities:
Fixed maturities	$6,517	$31	$6,415	$71
Preferred stock	472	157	311	4
Trading securities — common stock	1,835	1,826	0	9

Total — Exchange	$8,824	$2,014	$6,726	$84

Total — Erie Insurance Group	$9,568	$2,071	$7,402	$95

Level 3 Assets — Quarterly Change:

	Erie Insurance Group
	Beginning		Included in other	Purchases,	Transfers in	Ending
	balance at	Included in	comprehensive	sales and	and (out) of	balance at
(in millions)	March, 2009	earnings (1)	income	adjustments	Level 3 (2)	June 30, 2009

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$5	$0	$0	$0	$0	$5
Collateralized debt obligations	6	(1)	3	1	0	9
Commercial mortgage backed securities	2	0	0	0	(2)	0

Total fixed maturities	13	(1)	3	1	(2)	14
Preferred stock:
U.S. nonredeemable — financial	6	0	1	0	0	7
U.S. nonredeemable — non-financial	4	0	0	0	0	4

Total preferred stock	10	0	1	0	0	11

Total Level 3 assets — Indemnity	$23	$(1)	$4	$1	$(2)	$25
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$33	$0	$3	$(16)	$(3)	$17
U.S. corporate debt — non-financial	21	0	0	(2)	0	19
Foreign corporate debt — financial	1	0	0	(1)	0	0
Foreign corporate debt — non-financial	1	0	0	0	0	1
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	32	(4)	28	11	9	76
Commercial mortgage backed securities	9	0	0	0	(9)	0

Total fixed maturities	102	(4)	31	(8)	(3)	118
Preferred stock:
U.S. nonredeemable — financial	19	0	1	0	0	20
U.S. nonredeemable — non-financial	23	0	1	0	0	24

Total preferred stock	42	0	2	0	0	44

Total Level 3 assets — Exchange	$144	$(4)	$33	$(8)	$(3)	$162

Total Level 3 assets — Erie Insurance Group	$167	$(5)	$37	$(7)	$(5)	$187

Level 3 Assets — Year-to-Date Change:

	Erie Insurance Group
	Beginning
	balance at		Included in other	Purchases,	Transfers in	Ending
	December 31,	Included in	comprehensive	sales and	and (out) of	balance at
(in millions)	2008	earnings (1)	income	adjustments	Level 3 (2)	June 30, 2009

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$5	$0	$0	$0	$0	$5
Collateralized debt obligations	7	(1)	2	1	0	9
Commercial mortgage-backed securities	2	0	0	0	(2)	0

Total fixed maturities	14	(1)	2	1	(2)	14
Preferred stock:
U.S. nonredeemable — financial	7	0	0	0	0	7
U.S. nonredeemable — non-financial	4	0	0	0	0	4

Total preferred stock	11	0	0	0	0	11

Total Level 3 assets — Indemnity	$25	$(1)	$2	$1	$(2)	$25
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt —financial	$36	$(3)	$3	$(16)	$(3)	$17
U.S. corporate debt — non-financial	21	0	0	(2)	0	19
Foreign corporate debt —financial	1	0	0	(1)	0	0
Foreign corporate debt — non-financial	2	0	0	(1)	0	1
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	36	(2)	16	11	15	76
Commercial mortgage-backed securities	7	0	0	0	(7)	0

Total fixed maturities	108	(5)	19	(9)	5	118
Preferred stock:
U.S. nonredeemable — financial	24	0	(2)	0	(2)	20
U.S. nonredeemable — non-financial	22	0	2	0	0	24

Total preferred stock	46	0	0	0	(2)	44

Total Level 3 assets — Exchange	$154	$(5)	$19	$(9)	$3	$162

Total Level 3 assets — Erie Insurance Group	$179	$(6)	$21	$(8)	$1	$187

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or six months ended June 30, 2009 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the end of the period.
Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when in our judgment a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions. At June 30, 2010, we adjusted some prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes.

The following table displays the number and values of these adjustments at June 30, 2010:

		Value of	Value of
		securities	securities used in
	Number of	using pricing	the financial
(dollars in millions)	holdings	service	statements

Indemnity	5	$4	$3
Exchange	14	39	42

Total — Erie Insurance Group		$43	$45

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

The following table sets forth the fair value of the consolidated fixed maturity and preferred stock securities by pricing source:

	Erie Insurance Group
	June 30, 2010
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Fixed maturity securities:
Priced via pricing services	$659	$4	$655	$0
Priced via market comparables/non-binding broker quote(1)	2	0	2	0
Priced via internal modeling (2)	10	0	0	10

Total fixed maturity securities	671	4	657	10

Preferred stock securities:
Priced via pricing services	41	13	28	0
Priced via market comparables/non-binding broker quote (1)	4	0	3	1
Priced via internal modeling (2)	0	0	0	0

Total preferred stock securities	45	13	31	1

Common stock securities:
Priced via pricing services	40	40	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	0	0	0	0

Total common stock securities	40	40	0	0

Total available-for-sale/trading securities — Indemnity	$756	$57	$688	$11

Exchange
Fixed maturity securities:
Priced via pricing services	$6,665	$16	$6,649	$0
Priced via market comparables/non-binding broker quote (1)	51	0	51	0
Priced via internal modeling (2)	73	0	6	67

Total fixed maturity securities	6,789	16	6,706	67

Preferred stock securities:
Priced via pricing services	506	172	334	0
Priced via market comparables/non-binding broker quote (1)	17	0	13	4
Priced via internal modeling (2)	0	0	0	0

Total preferred stock securities	523	172	347	4

Common stock securities:
Priced via pricing services	1,701	1,701	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	11	1	0	10

Total common stock securities	1,712	1,702	0	10

Total available-for-sale/trading securities — Exchange	$9,024	$1,890	$7,053	$81

Total available-for-sale/trading securities — Erie Insurance Group	$9,780	$1,947	$7,741	$92

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)	Internal modeling using a discounted cash flow model was performed on 14 fixed maturities and 3 common equity securities representing less than 0.8% of the total portfolio.
We have no assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2010.

Note 7. Investments
The following tables summarize the cost and fair value of our available-for-sale securities at June 30, 2010 and December 31, 2009:

	Erie Insurance Group
	June 30, 2010
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in millions)	cost	gains	losses	fair value

Available-for-sale securities
Indemnity
Fixed maturities
U.S. treasuries and government agencies	$4	$0	$0	$4
U.S. government sponsored enterprises	19	0	0	19
Foreign government	2	0	0	2
Municipal securities	242	11	0	253
U.S. corporate debt — non-financial	164	13	0	177
U.S. corporate debt — financial	130	7	1	136
Foreign corporate debt — non-financial	26	3	0	29
Foreign corporate debt — financial	17	1	1	17
Structured securities:
Asset-backed securities — auto loans	3	0	0	3
Collateralized debt obligations	10	1	1	10
Commercial mortgage-backed	5	0	0	5
Residential mortgage-backed:				0
Government sponsored enterprises	12	1	0	13
Non-government sponsored enterprises	3	0	0	3

Total fixed maturities-Indemnity	$637	$37	$3	$671

Equity securities
U.S. nonredeemable preferred securities:
Financial	$24	$3	$1	$26
Non-financial	13	1	0	14
Foreign nonredeemable preferred securities:
Financial	3	1	0	4
Non-financial	1	0	0	1

Total equity securities — Indemnity	$41	$5	$1	$45

Total available-for-sale securities — Indemnity	$678	$42	$4	$716

Exchange
Fixed maturities
U.S. treasuries and government agencies	$5	$0	$0	$5
U.S. government sponsored enterprises	89	2	0	91
Foreign government	14	1	0	15
Municipal securities	1,380	62	1	1,441
U.S. corporate debt — non-financial	2,119	184	7	2,296
U.S. corporate debt — financial	1,552	119	12	1,659
Foreign corporate debt — non-financial	367	30	1	396
Foreign corporate debt — financial	357	16	1	372
Structured securities:
Asset-backed securities — auto loans	44	3	0	47
Asset-backed securities — other	28	1	1	28
Collateralized debt obligations	85	9	8	86
Commercial mortgage-backed	144	7	1	150
Residential mortgage-backed:
Government sponsored enterprises	162	9	0	171
Non-government sponsored enterprises	33	0	1	32

Total fixed maturities — Exchange	$6,379	$443	$33	$6,789

Equity securities
U.S. nonredeemable preferred securities:
Financial	$271	$47	$7	$311
Non-financial	148	7	2	153
Government sponsored enterprises	1	0	0	1
Foreign nonredeemable preferred securities:
Financial	$49	$4	$3	$50
Non-financial	$8	$0	$0	$8

Total equity securities — Exchange	$477	$58	$12	$523

Total available-for-sale securities — Exchange	$6,856	$501	$45	$7,312

Total available-for-sale securities — Erie Insurance Group	$7,534	$543	$49	$8,028

	Erie Insurance Group
	December 31, 2009
	Amortized	Gross unrealized	Gross unrealized	Estimated
(in millions)	cost	gains	losses	fair value

Available-for-sale securities
Indemnity
Fixed maturities
U.S. treasuries and government agencies	$3	$0	$0	$3
U.S. government sponsored enterprises	14	0	0	14
Foreign government	2	0	0	2
Municipal securities	235	9	0	244
U.S. corporate debt — non-financial	172	10	1	181
U.S. corporate debt — financial	135	7	4	138
Foreign corporate debt — non-financial	26	2	0	28
Foreign corporate debt — financial	19	2	1	20
Structured securities:
Asset-backed securities — auto loans	4	0	0	4
Collateralized debt obligations	10	0	2	8
Commercial mortgage-backed	5	0	0	5
Residential mortgage-backed:
Government sponsored enterprises	14	0	0	14
Non-government sponsored enterprises	3	0	0	3

Total fixed maturities-Indemnity	$642	$30	$8	$664

Equity securities
U.S. nonredeemable preferred securities:
Financial	$20	$3	$1	$22
Non-financial	9	1	0	10
Foreign nonredeemable preferred securities:
Financial	5	0	0	5
Non-financial	1	0	0	1

Total equity securities — Indemnity	$35	$4	$1	$38

Total available-for-sale securities — Indemnity	$677	$34	$9	$702

Exchange
Fixed maturities
U.S. treasuries and government agencies	$5	$0	$0	$5
U.S. government sponsored enterprises	76	1	0	77
Foreign government	10	1	0	11
Municipal securities	1,389	55	3	1,441
U.S. corporate debt — non-financial	2,078	125	10	2,193
U.S. corporate debt — financial	1,498	82	28	1,552
Foreign corporate debt — non-financial	375	22	2	395
Foreign corporate debt — financial	292	11	4	299
Structured securities:
Asset-backed securities — auto loans	48	3	0	51
Asset-backed securities — credit cards	5	0	0	5
Asset-backed securities — other	35	0	2	33
Collateralized debt obligations	88	5	16	77
Commercial mortgage-backed	127	5	5	127
Residential mortgage-backed:
Government sponsored enterprises	192	6	0	198
Non-government sponsored enterprises	59	0	6	53

Total fixed maturities — Exchange	$6,277	$316	$76	$6,517

Equity securities
U.S. nonredeemable preferred securities:
Financial	$259	$53	$11	$301
Non-financial	111	4	2	113
Government sponsored enterprises	1	2	0	3
Foreign nonredeemable preferred securities:
Financial	46	4	3	47
Non-financial	8	0	0	8

Total equity securities — Exchange	$425	$63	$16	$472

Total available-for-sale securities — Exchange	$6,702	$379	$92	$6,989

Total available-for-sale securities — Erie Insurance Group	$7,379	$413	$101	$7,691

The amortized cost and estimated fair value of fixed maturities at June 30, 2010, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	Amortized	Estimated
(in millions)	cost	fair value
Indemnity
Due in one year or less	$33	$36
Due after one year through five years	253	265
Due after five years through ten years	256	272
Due after ten years	95	98

Total fixed maturities — Indemnity	$637	$671

Exchange
Due in one year or less	$330	$346
Due after one year through five years	2,238	2,380
Due after five years through ten years	2,531	2,716
Due after ten years	1,280	1,347

Total fixed maturities — Exchange	$6,379	$6,789

Total fixed maturities — Erie Insurance Group	$7,016	$7,460

Fixed maturities and equity securities in a gross unrealized loss position at June 30, 2010 are as follows for Indemnity. Data is provided by length of time securities were in a gross unrealized loss position.
June 30, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings

Indemnity
Fixed maturities:
U.S. government sponsored enterprises	$8	$0	$0	$0	$8	$0	2
Municipal securities	9	0	4	0	13	0	6
U.S. corporate debt — non-financial	8	0	3	0	11	0	11
U.S. corporate debt — financial	23	0	13	1	36	1	22
Foreign corporate debt — non-financial	0	0	2	0	2	0	2
Foreign corporate debt — financial	0	0	2	1	2	1	1
Structured securities:
Collateralized debt obligations	0	0	3	1	3	1	4
Commercial mortgage-backed	1	0	0	0	1	0	1
Residential mortgage-backed:
Non-government sponsored enterprises	0	0	2	0	2	0	1

Total fixed maturities — Indemnity	$49	$0	$29	$3	$78	$3	50

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$2	$0	$5	$1	$7	$1	6
Non-financial	5	0	2	0	7	0	3
Foreign nonredeemable preferred securities:
Financial	2	0	1	0	3	0	2

Total equity securities — Indemnity	$9	$0	$8	$1	$17	$1	11

Quality breakdown of fixed maturities at June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Indemnity
Investment grade	$43	$0	$27	$2	$70	$2	42
Non-investment grade	6	0	2	1	8	1	8

Total fixed maturities — Indemnity	$49	$0	$29	$3	$78	$3	50

Fixed maturities and equity securities in a gross unrealized loss position at June 30, 2010 are as follows for the Exchange. Data is provided by length of time securities were in a gross unrealized loss position.
June 30, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings

Exchange
Fixed maturities:
U.S. government sponsored enterprises	$38	$0	$0	$0	$38	$0	5
Municipal securities	37	1	24	0	61	1	10
U.S. corporate debt — non-financial	62	2	55	5	117	7	24
U.S. corporate debt — financial	99	2	122	10	221	12	50
Foreign corporate debt — non-financial	15	0	21	1	36	1	6
Foreign corporate debt — financial	13	0	39	1	52	1	8
Structured securities:
Asset backed — auto loans	4	0	0	0	4	0	1
Asset backed — other	0	0	9	1	9	1	2
Collateralized debt obligations	0	0	35	8	35	8	8
Commercial mortgage-backed	0	0	13	1	13	1	4
Residential mortgage-backed:
Non-government sponsored enterprises	0	0	27	1	27	1	5

Total fixed maturities — Exchange	$268	$5	$345	$28	$613	$33	123

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$36	$2	$35	$5	$71	$7	16
Non-financial	13	1	26	1	39	2	7
Government sponsored enterprises	0	0	0	0	0	0	4
Foreign nonredeemable preferred securities:
Financial	12	1	19	2	31	3	6

Total equity securities — Exchange	$61	$4	$80	$8	$141	$12	33

Quality breakdown of fixed maturities at June 30, 2010

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Exchange
Investment grade	$229	$3	$246	$19	$475	$22	87
Non-investment grade	39	2	99	9	138	11	36

Total fixed maturities — Exchange	$268	$5	$345	$28	$613	$33	123

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
December 31, 2009

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings

Indemnity
Fixed maturities:
U.S. government sponsored enterprises	$8	$0	$0	$0	$8	$0	2
Municipal securities	18	0	5	0	23	0	12
U.S. corporate debt — non-financial	19	0	8	1	27	1	16
U.S. corporate debt — financial	16	1	40	3	56	4	42
Foreign corporate debt — non-financial	0	0	4	0	4	0	3
Foreign corporate debt — financial	2	0	3	1	5	1	4
Structured securities:
Collateralized debt obligations	0	0	3	2	3	2	6
Commercial mortgage-backed	0	0	1	0	1	0	1
Residential mortgage-backed:
Government sponsored enterprises	6	0	0	0	6	0	2
Non-government sponsored enterprises	0	0	3	0	3	0	2

Total fixed maturities — Indemnity	$69	$1	$67	$7	$136	$8	90

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$5	$0	$5	$1	$10	$1	8
Non-financial	3	0	4	0	7	0	3
Foreign nonredeemable preferred securities:
Financial	0	0	1	0	1	0	1

Total equity securities — Indemnity	$8	$0	$10	$1	$18	$1	12

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Indemnity
Investment grade	$69	$1	$49	$4	$118	$5	71
Non-investment grade	0	0	18	3	18	3	19

Total fixed maturities — Indemnity	$69	$1	$67	$7	$136	$8	90

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2009 are as follows for the Exchange. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2009

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings

Exchange
Fixed maturities:
U.S. government sponsored enterprises	$50	$0	$0	$0	$50	$0	6
Municipal securities	105	2	26	1	131	3	24
U.S. corporate debt — non-financial	128	3	129	7	257	10	56
U.S. corporate debt — financial	159	2	318	26	477	28	98
Foreign corporate debt — non-financial	12	0	36	2	48	2	9
Foreign corporate debt — financial	17	0	68	4	85	4	17
Structured securities:
Asset backed — credit cards	0	0	5	0	5	0	1
Asset backed — other	0	0	18	2	18	2	3
Collateralized debt obligations	8	1	28	15	36	16	15
Commercial mortgage-backed	1	0	34	5	35	5	6
Residential mortgage-backed:
Government sponsored enterprises	28	0	0	0	28	0	4
Non-government sponsored enterprises	0	0	45	6	45	6	9

Total fixed maturities — Exchange	$508	$8	$707	$68	$1,215	$76	248

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$36	$2	$72	$9	$108	$11	20
Non-financial	14	0	43	2	57	2	10
Foreign nonredeemable preferred securities:
Financial	0	0	18	3	18	3	4

Total equity securities — Exchange	$50	$2	$133	$14	$183	$16	34

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Investment grade	$494	$8	$522	$50	$1,016	$58	191
Non-investment grade	14	0	185	18	199	18	57

Total fixed maturities — Exchange	$508	$8	$707	$68	$1,215	$76	248

Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Indemnity
Fixed maturities	$9	$9	$17	$19
Equity securities	1	1	2	3
Cash equivalents and other	0	0	0	1

Total investment income	10	10	19	23
Less: investment expenses	1	1	1	1

Investment income, net of expenses — Indemnity	$9	$9	$18	$22

Exchange
Fixed maturities	$87	$83	$173	$174
Equity securities	18	17	34	34
Cash equivalents and other	0	1	0	4

Total investment income	105	101	207	212
Less: investment expenses	6	5	13	12

Investment income, net of expenses — Exchange	$99	$96	$194	$200

Total consolidated investment income, net of expenses — Erie Insurance Group	$108	$105	$212	$222

Dividend income is recognized as earned and recorded to net investment income.
Realized gains (losses) on investments were as follows:

	Erie Insurance Group
	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Indemnity
Available-for-sale securities:
Fixed maturities
Gross realized gains	$1	$1	$3	$1
Gross realized (losses)	0	(1)	0	(3)

Net realized gains (losses)	1	0	3	(2)

Equity securities
Gross realized gains	1	0	1	3
Gross realized (losses)	(1)	(2)	(1)	(3)

Net realized gains	0	(2)	0	0

Trading securities:
Common stock
Gross realized gains	0	1	1	1
Gross realized (losses)	0	(1)	0	(3)
Valuation adjustments	(4)	6	(2)	4

Net realized gains (losses)	(4)	6	(1)	2

Net realized gains (losses) on investments — Indemnity	$(3)	$4	$2	$0

	Erie Insurance Group
	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Exchange
Available-for-sale securities:
Fixed maturities
Gross realized gains	$7	$6	$28	$9
Gross realized (losses)	(3)	(13)	(12)	(28)

Net realized gains (losses)	4	(7)	16	(19)

Equity securities
Gross realized gains	3	6	7	13
Gross realized (losses)	(1)	(9)	(1)	(13)

Net realized gains (losses)	2	(3)	6	0

Trading securities:
Common stock
Gross realized gains	44	33	89	48
Gross realized (losses)	(18)	(66)	(30)	(162)
Valuation adjustments	(242)	247	(171)	186

Net realized gains (losses)	(216)	214	(112)	72

Net realized gains (losses) on investments — Exchange	$(210)	$204	$(90)	$53

Net realized gains (losses) on investments — Erie Insurance Group	$(213)	$208	$(88)	$53

The components of other-than-temporary impairments on investments are included below.

	Erie Insurance Group
	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Indemnity
Fixed maturities	$(1)	$(1)	$(1)	$(4)
Equity securities	0	(1)	0	(3)

Total	(1)	(2)	(1)	(7)
Portion recognized in other comprehensive income	0	0	0	0

Net impairment losses recognized in earnings — Indemnity	$(1)	$(2)	$(1)	$(7)

Exchange
Fixed maturities	$(2)	$(6)	$(4)	$(32)
Equity securities	(1)	(4)	(1)	(44)

Total	(3)	(10)	(5)	(76)
Portion recognized in other comprehensive income	0	0	0	0

Net impairment losses recognized in earnings — Exchange	$(3)	$(10)	$(5)	$(76)

Net impairment losses recognized in earnings — Erie Insurance Group	$(4)	$(12)	$(6)	$(83)

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

Limited partnerships
Our limited partnership investments are recorded using the equity method of accounting as we do not exercise significant influence over any of these partnerships. As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2010 are comprised of general partnership financial results for the fourth quarter of 2009 and the first quarter of 2010. Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2010. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
We have provided summarized financial information in the following table for the six months ended June 30, 2010 and for the year ended December 31, 2009. Amounts provided in the table are presented using the latest available financial statements received from the partnerships. Limited partnership financial information has been presented based on the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2010 include the general partnership financial results for the fourth quarter of 2009 and first quarter of 2010.
(dollars in millions)

	As of and for the six months ended June 30, 2010
			Income (loss)
			recognized
			due to
			valuation
			adjustments	Income
Investment percentage in partnership	Number of	Asset	by the	(loss)
for Erie Insurance Group	partnerships	recorded	partnerships	recorded

Indemnity
Private equity:
Less than 10%	26	$81	$7	$0
Greater than or equal to 10% but less than 50%	3	7	1	0
Greater than 50%	1	3	0	0

Total private equity	30	91	8	0
Mezzanine debt:
Less than 10%	12	32	3	1
Greater than or equal to 10% but less than 50%	3	17	2	(2)
Greater than 50%	1	2	0	0

Total mezzanine debt	16	51	5	(1)
Real estate:
Less than 10%	19	69	(2)	(2)
Greater than or equal to 10% but less than 50%	5	14	(1)	(1)
Greater than 50%	4	9	1	(1)

Total real estate	28	92	(2)	(4)

Total limited partnerships — Indemnity	74	$234	$11	$(5)

Exchange
Private equity:
Less than 10%	41	$490	$29	$5
Greater than or equal to 10% but less than 50%	3	34	4	(1)
Greater than 50%	1	6	0	0

Total private equity	45	530	33	4
Mezzanine debt:
Less than 10%	14	146	10	2
Greater than or equal to 10% but less than 50%	4	47	1	(2)
Greater than 50%	3	27	0	1

Total mezzanine debt	21	220	11	1
Real estate:
Less than 10%	32	287	(15)	(4)
Greater than or equal to 10% but less than 50%	7	52	(3)	(3)
Greater than 50%	4	34	5	(5)

Total real estate	43	373	(13)	(12)

Total limited partnerships — Exchange	109	$1,123	$31	$(7)

Total limited partnerships — Erie Insurance Group		$1,357	$42	$(12)

Per the limited partner financial statements, total partnership assets were $56 billion and total partnership liabilities were $10 billion at June 30, 2010 (as recorded in the March 31, 2010 limited partnership financial statements). For the six month period comparable to that presented in the preceding table (fourth quarter of 2009 and first quarter of 2010), total partnership valuation adjustment gains were $3 billion and total partnership net income was $55 million.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2009 include the general partnership results for the fourth quarter of 2008 and the first three quarters of 2009.
(dollars in millions)

	As of and for the year ended December 31, 2009
			(Loss)
			income
			recognized
			due to
			valuation
			adjustments	(Loss)
Investment percentage in partnership	Number of	Asset	by the	income
for Erie Insurance Group	partnerships	recorded	partnerships	recorded

Indemnity
Private equity:
Less than 10%	26	$76	$(11)	$(1)
Greater than or equal to 10% but less than 50%	3	6	0	0
Greater than 50%	1	3	0	0

Total private equity	30	85	(11)	(1)
Mezzanine debt:
Less than 10%	12	30	(4)	(1)
Greater than or equal to 10% but less than 50%	3	18	(2)	2
Greater than 50%	1	3	(1)	0

Total mezzanine debt	16	51	(7)	1
Real estate:
Less than 10%	19	65	(31)	1
Greater than or equal to 10% but less than 50%	5	17	(6)	1
Greater than 50%	4	17	(21)	(2)

Total real estate	28	99	(58)	0

Total limited partnerships — Indemnity	74	$235	$(76)	$0

Exchange
Private equity:
Less than 10%	41	$466	$(46)	$14
Greater than or equal to 10% but less than 50%	3	31	1	(1)
Greater than 50%	1	6	(1)	(1)

Total private equity	45	503	(46)	12
Mezzanine debt:
Less than 10%	14	138	(11)	4
Greater than or equal to 10% but less than 50%	4	48	(4)	9
Greater than 50%	3	30	(2)	2

Total mezzanine debt	21	216	(17)	15
Real estate:
Less than 10%	32	302	(164)	(8)
Greater than or equal to 10% but less than 50%	7	61	(40)	(1)
Greater than 50%	4	34	(48)	4

Total real estate	43	397	(252)	(5)

Total limited partnerships — Exchange	109	$1,116	$(315)	$22

Total limited partnerships — Erie Insurance Group		$1,351	$(391)	$22

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
See also Note 12 for investment commitments related to limited partnerships.

Note 8. Bank Line of Credit
As of June 30, 2010, Indemnity has available a $100 million line of credit that expires on December 31, 2011. There were no borrowings outstanding on the line of credit as of June 30, 2010. Bonds with a fair value of $132 million are pledged as collateral on the line at June 30, 2010.
As of June 30, 2010, the Exchange has available a $200 million revolving line of credit that expires on September 30, 2012. There were no borrowings outstanding on the line of credit as of June 30, 2010. Bonds with a fair value of $262 million are pledged as collateral on the lines at June 30, 2010.
Securities pledged as collateral on both lines have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of June 30, 2010. The banks require compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange’s line of credit and minimum net worth and leverage ratios for Indemnity’s line of credit. We are in compliance with all covenants at June 30, 2010.
Note 9. Income Tax
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2010, we recorded a net deferred tax asset of $101 million on our Consolidated Statements of Financial Position. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the losses ultimately recognized for tax purposes will be fully utilized. As such, there was no deferred tax valuation allowance recorded at June 30, 2010. The Exchange uses the period-to-date tax rate rather than the annual projected tax rate. This is primarily due to the volatility related to investment income under the current economic conditions and catastrophic activity.
Note 10. Postretirement Benefits
The liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group. The gross liability for the pension plans is presented in the Consolidated Statements of Financial Position as part of other liabilities. A portion of annual expenses related to the pension plans is allocated to related entities within the Erie Insurance Group.
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The components of net periodic benefit cost for our pension benefits are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Service cost	$4	$4	$8	$8
Interest cost	5	5	10	10
Expected return on plan assets	(7)	(6)	(13)	(12)
Amortization of actuarial loss	1	0	2	1

Net periodic benefit cost	$3	$3	$7	$7

Note 11. Reconciliation of shareholders’ equity
A reconciliation of shareholders’ equity follows for the year to date December 31, 2009 and June 30, 2010:

			Noncontrolling
			interest in
		Total Indemity	consolidated
	Total	shareholders’	entity —
(in millions, except per share data)	equity	equity	Exchange

Balance at December 31, 2008	$4,759	$792	$3,967
Comprehensive income:
Net income	446	108	338
Other comprehensive income, net of tax:
Unrealized gains on securities	593	75	518
Postretirement plans:
Prior service cost	0	0	—
Net actuarial gain	27	27	—
Loss due to amendments	(2)	(2)	—
Curtailment/settlement loss	(1)	(1)	—

Postretirement plans	24	24	—

Other comprehensive income, net of tax	617	99	518

Comprehensive income	1,063	207	856

Purchase of treasury stock	(3)	(3)	—
Conversion of Class B shares to Class A shares	0	0	—
Dividends declared:
Class A $1.83 per share	(94)	(94)	—
Class B $274.50 per share	0	0	—

Balance at December 31, 2009	$5,725	$902	$4,823

Comprehensive income:
Net income	131	96	35
Other comprehensive income, net of tax:
Unrealized gains on securities	82	11	71

Other comprehensive income, net of tax	82	11	71

Comprehensive income	213	107	106

Purchase of treasury stock	(20)	(20)	—
Dividends declared:
Class A $0.96 per share	(49)	(49)	—
Class B $144.00 per share	0	0	—

Balance at June 30, 2010	$5,869	$940	$4,929

Note 12. Commitments and Contingencies
Indemnity has contractual commitments to invest up to $62 million related to its limited partnership investments at June 30, 2010. These commitments are split between private equity securities of $29 million, real estate activities of $20 million and mezzanine debt securities of $13 million. These commitments will be funded as required by the partnership agreements.
The Exchange, including EFL, has contractual commitments to invest up to $503 million related to its limited partnership investments at June 30, 2010. These commitments are split between private equity securities of $232 million, real estate activities of $177 million and mezzanine debt securities of $94 million. These commitments will be funded as required by the partnership agreements.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.
Note 13. Statutory Information
Cash and securities with a carrying value of $14 million and $13 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at June 30, 2010 and December 31, 2009, respectively.

Note 14. Indemnity supplemental information

	Consolidated Statement of Financial Position
	Indemnity	Exchange	Reclassifications	Erie
June 30, 2010	shareholder	noncontrolling	and	Insurance
(in millions)	interest	Interest	eliminations	Group

Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$671	$6,789	$—	$7,460
Equity securities	45	523	—	568
Trading securities, at fair value	40	1,712	—	1,752
Limited partnerships	234	1,123	—	1,357
Other invested assets	1	19	—	20

Total investments	991	10,166	—	11,157
Cash and cash equivalents	34	189	—	223
Premiums receivable from policyholders	256	980	(259)	977
Reinsurance recoverable	2	199	—	201
Deferred income taxes	29	72	—	101
Deferred acquisition costs	56	417	—	473
Other assets	114	324	—	438
Reinsurance recoverables and receivables from Exchange and other affiliates	1,068	—	(1,068)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	81	—	(81)	—

Total assets	$2,656	$12,347	$(1,433)	$13,570

Liabilities
Losses and loss expense reserves(1)	$928	$3,451	$(757)	$3,622
Life policy and deposit contract reserves	—	1,574	—	1,574
Unearned premiums(1)	459	1,977	(343)	2,093
Other liabilities	329	335	(252)	412

Total liabilities	1,716	7,337	(1,352)	7,701

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	940	—	—	940
Noncontrolling interest in consolidated entity — Exchange	—	5,010	(81)	4,929

Total equity	940	5,010	(81)	5,869

Total liabilities, shareholders’ equity and noncontrolling interest	$2,656	$12,347	$(1,433)	$13,570

(1)	Indemnity’s insurance related accounts in this table include its wholly-owned property and casualty insurance subsidiaries’ direct business in addition to their share of the pooling transactions, which represents 5.5% of the total Property and Casualty Group business. The Consolidated Statements of Financial Position include direct business only as the 5.5% of activity assumed in accordance with the intercompany pooling arrangement has been eliminated in the consolidated presentation.

	Consolidated Statement of Financial Position
	Indemnity	Exchange	Reclassifications	Erie
December 31, 2009	shareholder	noncontrolling	and	Insurance
(in millions)	interest	interest	eliminations	Group

Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$664	$6,517	$—	$7,181
Equity securities	38	472	—	510
Trading securities, at fair value	42	1,835	—	1,877
Limited partnerships	235	1,116	—	1,351
Other invested assets	1	20	—	21

Total investments	980	9,960	—	10,940
Cash and cash equivalents	76	158	—	234
Premiums receivable from policyholders	237	872	(203)	906
Reinsurance recoverable	2	213	—	215
Deferred income taxes	41	75	—	116
Deferred acquisition costs	17	450	—	467
Other assets	102	308	(1)	409
Reinsurance recoverables and receivables from Exchange and other affiliates	1,115	—	(1,115)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	72	—	(72)	—

Total assets	$2,667	$12,036	$(1,416)	$13,287

Liabilities
Losses and loss expense reserves(1)	$965	$3,424	$(791)	$3,598
Life policy and deposit contract reserves	—	1,540	—	1,540
Unearned premiums(1)	434	1,872	(325)	1,981
Other liabilities	366	305	(228)	443

Total liabilities	1,765	7,141	(1,344)	7,562

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	902	—	—	902
Noncontrolling interest in consolidated entity — Exchange	—	4,895	(72)	4,823

Total equity	902	4,895	(72)	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$2,667	$12,036	$(1,416)	$13,287

(1)	Indemnity’s insurance related accounts in this table include its wholly-owned property and casualty insurance subsidiaries’ direct business in addition to their share of the pooling transactions, which represents 5.5% of the total Property and Casualty Group business. The Consolidated Statements of Financial Position include direct business only as the 5.5% of activity assumed in accordance with the intercompany pooling arrangement has been eliminated in the consolidated presentation.
Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL accrued interest to Indemnity of $0.4 million in each of the second quarters ended June 30, 2010 and 2009.

	Income attributable to Indemnity shareholder interest
		Three months ended		Six months ended
		June 30,		June 30,
(in millions)	Percent	2010	2009	2010	2009

Management operations
Management fee revenue, net	100.0%	$270	$259	$507	$489
Service agreement revenue	100.0%	9	9	17	17

Total revenue from management operations		279	268	524	506
Cost of management operations	100.0%	217	208	409	401

Income from management operations before taxes		62	60	115	105

Property and casualty operations
Premiums earned	5.5%	53	52	106	104
Losses and loss expenses	5.5%	40	35	80	78
Underwriting expenses	5.5%	15	15	30	30

Income (loss) from property and casualty operations before taxes		(2)	2	(4)	(4)

Life insurance operations
Total revenue	21.6%	9	8	18	13
Total benefits and expenses	21.6%	6	7	13	13

Income from life operations before taxes		3	1	5	0

Investment operations
Investment income, net of expenses		9	9	18	22
Net realized (losses) gains on investments		(3)	4	2	0
Impairment losses recognized in earnings		(1)	(2)	(1)	(7)
Equity in earnings (losses) of limited partnerships		6	(27)	6	(55)

Total investment income (loss) before taxes		11	(16)	25	(40)

Income from operations before income taxes and noncontrolling interests		74	47	141	61
Provision for income taxes		25	14	45	17

Net income		$49	$33	$96	$44

Indemnity’s components of direct cash flows as presented in the Consolidated Statements of Cash Flows is as follows for the six months ended June 30:

Direct method of cash flows
	Indemnity
(in millions)	2010	2009

Management fee received	$467	$453
Service agreement fee received	17	17
Premiums collected	109	105
Net investment income received	23	23
Limited partnership distributions	7	7
(Decrease) increase in reimbursements collected from affiliates	(11)	12
Commissions and bonuses paid to agents	(290)	(300)
Salaries and wages paid	(56)	(58)
Pension contribution and employee benefits paid	(20)	(11)
Losses paid	(67)	(63)
Loss expenses paid	(11)	(11)
Other underwriting and acquisition costs paid	(30)	(30)
General operating expenses paid	(59)	(54)
Income taxes paid	(37)	(45)

Net cash provided by operating activities	42	45
Net cash used in investing activities	(17)	(33)
Net cash used in financing activities	(67)	(47)

Net decrease in cash	(42)	(35)
Cash and cash equivalents at beginning of period	76	61

Cash and cash equivalents at end of period	$34	$26

Note 15. EFL Supplemental Information
EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. Indemnity owns 21.6% of EFL’s common shares outstanding and accounts for its ownership interest using the equity method of accounting.
The following presents condensed financial information for EFL on a U.S. GAAP basis:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Policy and other revenues	$16	$19	$32	$35
Net investment income	25	20	52	26
Benefits and expenses	30	33	63	61

Income (loss) before income taxes	11	6	21	0
Income tax expense (benefit)	4	(5)	3	(2)

Net income	7	11	18	2

Comprehensive income	20	74	44	76

EFL recorded impairment charges of $2 million in the second quarter of 2010 compared to $1 million in the second quarter of 2009. Realized gains on investments totaled $3 million in 2010 compared to gains of less than $100 thousand recorded in the second quarter of 2009. Equity in earnings of limited partnerships improved by $2 million in the second quarter of 2010 compared to the second quarter of 2009.
Net income in the second quarter of 2009 was positively impacted by a reduction in the deferred tax valuation allowance of $7 million. As a result of improved market conditions, the valuation allowance was reduced by $4 million to $0 in the first quarter of 2010 and remains at $0 at June 30, 2010.
EFL experienced unrealized gains, after tax of $12 million in the second quarter of 2010 which contributed to the change in comprehensive income. Comprehensive income for the second quarter of 2009 included unrealized gains after tax of $63 million.
For the six months ended June 30, 2010, net investment income increased $27 million over the six months ended June 30, 2009 as a result of a $10 million increase in realized gains, a $13 million decrease in impairment losses and a $4 million decrease in equity in losses of limited partnerships.

	At June 30,	At December 31,
(in millions, except per share data)	2010	2009

Investments	$1,762	$1,639
Total assets	2,036	1,941
Liabilities	1,660	1,609
Accumulated other comprehensive income	43	18
Cumulative effect adjustment	—	27
Total shareholders’ equity	376	333
Book value per share	$39.81	$35.19
EFL shareholders’ equity increased $44 million at June 30, 2010 compared to December 31, 2009. The main factors driving this increase were $25 million in unrealized gains, net of tax and net income of $18 million.
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

Note 16. Capital Stock
Stock repurchase plan
In April 2010, our Board of Directors approved a continuation of the current stock repurchase program through June 30, 2011 for a total of $100 million.
Note 17. Subsequent Events
We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance. No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On June 12, 2009, the Financial Accounting Standards Board (FASB) updated ASC 810, Consolidation, which amended the existing guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). As of January 1, 2010 Erie Indemnity Company (“Indemnity”) adopted the new accounting principle on a retrospective basis since inception.
The following discussion of financial condition and results of operations highlights significant factors influencing Erie Insurance Group (“we,” “us,” “our”). This discussion should be read in conjunction with the historical financial information and the related notes thereto included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2009 contained in our Form 8-K as filed with the Securities and Exchange Commission on May 6, 2010.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not in the present or past tense and can generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “plan,” “project,” “seek,” “should,” “target,” “will,” “may,” and other expressions that indicate future trends and events. Forward-looking statements include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Examples of such statements are discussions relating to underwriting, premium and investment income volumes, expenses and agency appointments. Such statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the risks and uncertainties that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements are the following:
•	factors affecting the property and casualty and life insurance industries generally, including price competition, legislative and regulatory developments;

•	government regulation of the insurance industry including approval of rate increases;

•	the frequency and severity of claims;

•	natural disasters;

•	exposure to environmental claims;

•	fluctuations in interest rates;

•	inflation and general business conditions;

•	the geographic concentration of our business as a result of being a regional company;

•	the accuracy of our pricing and loss reserving methodologies;

•	changes in driving habits;

•	our ability to maintain our business operations including our information technology system;

•	our dependence on the independent agency system;

•	the quality and liquidity of our investment portfolio;

•	Indemnity’s dependence on its relationship with Exchange; and

•	the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including those described in Part I, Item 1A. “Risk Factors” of the 2009 Form 10-K, which information is incorporated by reference, updated by Part II, Item 1A. “Risk Factors” of this Form 10-Q.
A forward-looking statement speaks only as of the date on which it is made and reflects the Erie Insurance Group’s analysis only as of that date. The Erie Insurance Group undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
RECENT ACCOUNTING PRONOUNCEMENTS
Indemnity adopted amended guidance related to the consolidation of affiliated entities that became effective January 1, 2010 as required under generally accepted accounting principles (“GAAP”). As a result of this new guidance, Indemnity is considered to have a controlling financial interest in its affiliated entity, the Erie Insurance Exchange (“Exchange”). Indemnity is named as, and serves as, the Exchange’s attorney-in-fact. Consolidation of the Exchange is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance. The consolidation of the Exchange resulted in no change to Indemnity’s net income or equity. The Exchange’s net income and equity is identified as the noncontrolling interest net income or equity.

OPERATING REVIEW
Overview
Erie Insurance Group represents the consolidated results of Indemnity and the results of its VIE, the Exchange. The Erie Insurance Group operates as a property and casualty insurer through its regional insurance carriers that write a broad line of personal and commercial lines coverages. The property and casualty insurance companies include the Exchange, a consolidated affiliate and its property and casualty insurance subsidiary, Flagship City Insurance Company (“Flagship”), and Indemnity’s three wholly-owned property and casualty insurance subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Property and Casualty Company (“EPC”) and Erie Insurance Company of New York (“ENY”). These entities operate collectively as the Property and Casualty Group. The Erie Insurance Group also operates as a life insurer through its affiliate, Erie Family Life Insurance Company (“EFL”), which is owned 21.6% by Indemnity and 78.4% by the Exchange. EFL underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities.
The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to the Exchange signs a subscriber’s agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf. As attorney-in-fact, Indemnity is required to perform certain services relating to the sales, underwriting and issuance of policies on behalf of the Exchange. The Exchange is a VIE.
The Exchange’s equity, which is comprised of its retained earnings and accumulated other comprehensive income, is held for the benefit of its subscribers (policyholders) and meets the definition of a noncontrolling interest and is reflected as such in our consolidated financial statements. Indemnity shareholders benefit from their interest in Indemnity’s income and equity but not in the noncontrolling interest’s income or equity.
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
Generally, the noncontrolling interest’s income comprises:
•	a 94.5% interest in the net underwriting results of the property and casualty lines operations,

•	a 78.4% equity interest in the net earnings of EFL,

•	net investment income and related results on investments that belong to the Exchange and its subsidiaries, and

•	other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.
“Indemnity shareholder interest” refers to the interest in Indemnity owned by the Class A and Class B shareholders. Exchange refers to the noncontrolling interest held for the benefit of the subscribers (policyholders) and includes its interests in Flagship and EFL.

The following tables represent a breakdown of the composition of the income attributable to Indemnity and the income attributable to the noncontrolling interest (Exchange) for the three and six months ended June 30, 2010. For purposes of this discussion, EFL’s investments are included in the life insurance operations.
Results of the Erie Insurance Group’s operations by interest (unaudited)

							Eliminations of
	Indemnity shareholder			Noncontrolling interest			related party
	interest			(Exchange)			transactions		Erie Insurance Group
		Three months
		ended			Three months ended		Three months ended		Three months ended
		June 30,			June 30,		June 30,		June 30,
(in millions)	Percent	2010	2009	Percent	2010	2009	2010	2009	2010	2009

Management operations
Management fee revenue, net	100.0%	$270	$259		$—	$—	$(270)	$(259)	$—	$—
Service agreement revenue	100.0%	9	9		—	—	—	—	9	9

Total revenue from management operations		279	268		—	—	(270)	(259)	9	9
Cost of management operations	100.0%	217	208		—	—	(217)	(208)	—	—

Income from management operations before taxes		62	60		—	—	(53)	(51)	9	9

Property and casualty operations
Premiums earned	5.5%	53	52	94.5%	921	895	—	—	974	947
Losses and loss expenses	5.5%	40	35	94.5%	677	603	(2)	(2)	715	636
Underwriting expenses	5.5%	15	15	94.5%	261	259	(54)	(52)	222	222

(Loss) income from property and casualty operations before taxes		(2)	2		(17)	33	56	54	37	89

Life insurance operations (1)
Total revenue	21.6%	9	8	78.4%	32	31	(1)	(1)	40	38
Total benefits and expenses	21.6%	6	7	78.4%	24	26	0	0	30	33

Income from life operations before taxes		3	1		8	5	(1)	(1)	10	5

Investment operations
Investment income, net of expenses		9	9		78	75	(2)	(2)	85	82
Net realized (losses) gains on investments		(3)	4		(213)	203	—	—	(216)	207
Impairment losses recognized in earnings		(1)	(2)		(1)	(8)	—	—	(2)	(10)
Equity in earnings (losses) of limited partnerships		6	(27)		20	(97)	—	—	26	(124)

Total investment income (loss) before taxes		11	(16)		(116)	173	(2)	(2)	(107)	155

Income (loss) from operations before income taxes and noncontrolling interests		74	47		(125)	211	—	—	(51)	258
Provision for income taxes		25	14		(45)	(27)	—	—	(20)	(13)

Net income (loss)		$49	$33		$(80)	$238	$—	$—	$(31)	$271

(1)	Earnings on life insurance-related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results. However, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.

Results of the Erie Insurance Group’s operations by interest (unaudited)

							Eliminations of
	Indemnity shareholder			Noncontrolling interest			related party
	interest			(Exchange)			transactions		Erie Insurance Group
		Six months
		ended			Six months ended		Six months ended		Six months ended
		June 30,			June 30,		June 30,		June 30,
(in millions)	Percent	2010	2009	Percent	2010	2009	2010	2009	2010	2009

Management operations
Management fee revenue, net	100.0%	$507	$489		$—	$—	$(507)	$(489)	$—	$—
Service agreement revenue	100.0%	17	17		—	—	—	—	17	17

Total revenue from management operations		524	506		—	—	(507)	(489)	17	17
Cost of management operations	100.0%	409	401		—	—	(409)	(401)	—	—

Income from management operations before taxes		115	105		—	—	(98)	(88)	17	17

Property and casualty operations
Premiums earned	5.5%	106	104	94.5%	1,830	1,784	—	—	1,936	1,888
Losses and loss expenses	5.5%	80	78	94.5%	1,375	1,342	(3)	(3)	1,452	1,417
Underwriting expenses	5.5%	30	30	94.5%	511	509	(100)	(90)	441	449

(Loss) Income from property and casualty operations before taxes		(4)	(4)		(56)	(67)	103	93	43	22

Life insurance operations(1)
Total revenue	21.6%	18	13	78.4%	66	48	(1)	(1)	83	60
Total benefits and expenses	21.6%	13	13	78.4%	50	48	(1)	(1)	62	60

Income from life operations before taxes		5	0		16	0	0	0	21	0

Investment operations
Investment income, net of expenses		18	22		153	158	(5)	(5)	166	175
Net realized gains (losses) on investments		2	0		(98)	54	—	—	(96)	54
Impairment losses recognized in earnings		(1)	(7)		(3)	(61)	—	—	(4)	(68)
Equity in earnings (losses) of limited partnerships		6	(55)		24	(227)	—	—	30	(282)

Total investment income (loss) before taxes		25	(40)		76	(76)	(5)	(5)	96	(121)

Income (loss) from operations before income taxes and noncontrolling interests		141	61		36	(143)	—	—	177	(82)
Provision for income taxes		45	17		1	(119)	—	—	46	(102)

Net income (loss)		$96	$44		$35	$(24)	$—	$—	$131	$20

(1)	Earnings on life insurance-related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results. However, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.

Reconciliation of operating income to net income
We believe that investors’ understanding of our performance related to the Indemnity shareholder interest is enhanced by the disclosure of the following non-GAAP financial measure. Our method of calculating this measure may differ from those used by other companies and therefore comparability may be limited.
Operating income is net income excluding realized capital gains and losses, impairment losses and related federal income taxes. Our common stock portfolio is measured at fair value. As such, changes in fair value related to common stocks are reported in earnings. These unrealized gains or losses are included in the net realized gains and losses on investments in our Consolidated Statements of Operations that is used to calculate operating income. Equity in earnings or losses of EFL and equity in earnings or losses of limited partnerships are included in the calculation of operating income. Equity in earnings or losses of limited partnerships includes the respective investment’s realized capital gains and losses, as well as unrealized gains and losses.
Net income is the generally accepted accounting principle (GAAP) measure that is most directly comparable to operating income. We use operating income to evaluate the results of operations. It reveals trends in our management services, insurance underwriting and investment operations that may be obscured by the net effects of realized capital gains and losses including impairment losses. Realized capital gains and losses, including impairment losses, may vary significantly between periods and are generally driven by business decisions and economic developments such as capital market conditions, the timing of which is unrelated to our management services and insurance underwriting processes. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. We are aware that the price to earnings multiple commonly used by investors as a forward-looking valuation technique uses operating income as the denominator. Operating income should not be considered as a substitute for net income and does not reflect our overall profitability.
The following table reconciles operating income and net income for Indemnity shareholder interest:

	Indemnity Shareholder Interest
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
(in millions, except per share data)	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$51	$32	$95	$49

Net realized (losses) gains and impairments on investments	(4)	2	1	(7)
Income tax benefit (expense)	2	(1)	0	2

Realized (losses) gains and impairments, net of income taxes	(2)	1	1	(5)

Net income attributable to Indemnity	$49	$33	$96	$44

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.89	$0.56	$1.66	$0.85

Net realized (losses) gains and impairments on investments	(0.07)	0.02	0.02	(0.13)
Income tax benefit (expense)	0.04	(0.01)	0.00	0.04

Realized (losses) gains and impairments, net of income taxes	(0.03)	0.01	0.02	(0.09)

Net income attributable to Indemnity	$0.86	$0.57	$1.68	$0.76

The increase in operating income was primarily the result of Indemnity’s limited partnerships investments generating earnings of $6 million in the second quarter of 2010 compared to generating losses of $27 million in the second quarter of 2009. For the six months ended June 30, 2010, limited partnership earnings totaled $6 million compared to limited partnership losses of $55 million recorded for the same period in 2009.

Operating Segments
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
The property and casualty insurance business is driven by premium growth, the combined ratio and investment returns. The property and casualty operations premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories. Expanding the size of our existing agency force of over 2,000 independent agencies will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. The Property and Casualty Group appointed 57 new agencies through the six months ended June 30, 2010. In 2009, we appointed 120 new agencies and plan to appoint a similar number during 2010.
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
Our investment operations reflect the improvement experienced in the financial markets. During the second quarter 2010, we impaired $4 million of securities compared to $11 million in the second quarter 2009.
Our alternative investments benefited from improving financial market conditions in the fourth quarter of 2009 and the first quarter of 2010. In particular, the improvement in the private equity and mezzanine debt markets had a positive impact on our limited partnership portfolio. Equity in earnings of limited partnerships was $31 million through June 30, 2010 compared to losses of $287 million through June 30, 2009. The valuation adjustments in the limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag. As a result, the second quarter partnership earnings do not reflect the valuation changes from the second quarter of 2010.
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
Market volatility
Our portfolio of fixed income, preferred and common stocks and limited partnerships is subject to market volatility. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income.

RESULTS OF OPERATIONS
The information below is presented on a segment basis prior to eliminations.
Management operations
Management fee revenue earned by Indemnity from services provided to the Exchange is eliminated upon consolidation.

	Erie Insurance Group
	Three months ended June 30,				Six months ended June 30,
	2010	2009	% Change		2010	2009	% Change
(in millions)	(Unaudited)				(Unaudited)
Management fee revenue	$270	$259		4.3%	$507	$489		3.6%
Service agreement revenue	9	9		(1.6)	17	17		(1.6)

Total revenue from management operations	279	268		4.1	524	506		3.5
Cost of management operations	217	208		4.7	409	401		2.0

Income from management operations —Indemnity (1)	$62	$60		2.0%	$115	$105		9.1%

Gross margin	22.0%	22.5%	(0.5	) pts.	21.9%	20.8%	1.1	pts.

(1)	Indemnity retains 100% of the income from management operations.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group and the calculation of the management fee revenue.

	Erie Insurance Group
	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
(dollars in millions)	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premiums	$1,088	$1,044	4.1%	$2,036	$1,965	3.6%
Management fee rate	25.00%	25.00%		25.00%	25.00%

Management fee revenue, gross	$271	$260	4.1%	$509	$491	3.6%
Change in allowance for management fee returned on cancelled policies(1)	(1)	(1)	NM	(2)	(2)	NM

Management fee revenue, net of allowance	$270	$259	4.3%	$507	$489	3.6%

NM	= not meaningful

(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. Changes in the management fee rate can affect the segment’s revenue and net income significantly. The management fee rate was set at 25%, the maximum rate, for both 2010 and 2009.
Direct written premiums of the Property and Casualty Group increased 4.1% in the second quarter of 2010, compared to the second quarter of 2009, due to an increase in policies in force of 3.5%. The year-over-year average premium per policy improved from a decrease of 2.5% at June 30, 2009, to a decrease of 0.5% at June 30, 2010. The policy retention ratio was 90.5% at June 30, 2010, compared to 90.6% at December 31, 2009, and 90.8% at June 30, 2009. See the segment discussion of “Property and casualty insurance operations” for a complete discussion of property and casualty premiums.
Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees. The service charges are fixed dollar amounts per billed installment. Service agreement revenue totaled $9 million in both second quarters of 2010 and 2009.

Cost of management operations

	Erie Insurance Group
	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
(in millions)	(Unaudited)			(Unaudited)
Commissions	$149	$143	3.5%	$277	$273	1.6%
Non-commission expense	68	65	7.3	132	128	2.8

Total cost of management operations	$217	$208	4.7%	$409	$401	2.0%

Scheduled rate commissions increased $6 million in the second quarter of 2010 and $10 million for the six months ended June 30, 2010, compared to the same periods in 2009, impacted by the 4.1% and 3.6%, respectively, increase in direct written premiums of the Property and Casualty Group. Offsetting this increase was a slight decrease in agent bonuses in the second quarter of 2010 and a $5 million decrease for the six months ended June 30, 2010.
Non-commission expense increased $3 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due a $3 million increase in personnel costs, the second largest component in the cost of management operations, as a result of higher average pay rates and an increase in management incentive plan expense.
For the six months ended June 30, 2010, non-commission expense increased $3 million. Driving this increase is a $3 million increase in software costs related to various technology initiatives and a $3 million increase in personnel costs, as salaries and wages were impacted by higher average pay rates and staffing levels offset by a $5 million reduction for a favorable ruling related to an outstanding judgment against us.
The gross margin of 21.9% for the six months ended June 30, 2010, was positively impacted by a $5 million reduction for a favorable court ruling. Excluding this adjustment, the gross margin would have been 21.0%, compared to 20.8% for the first six months of 2009. The improved gross margin in the first half of 2010 resulted from revenue growth slightly outpacing expense growth compared to the first half of 2009.

Property and casualty insurance operations
A summary of the results of operations of our property and casualty insurance business is as follows:

	Property and Casualty Group
	Three months ended June 30,				Six months ended June 30,
	2010	2009	% Change		2010	2009	% Change
(dollars in millions)	(unaudited)				(unaudited)
Direct written premium	$1,088	$1,044	4.1%		$2,036	$1,965	3.6%
Reinsurance — assumed and ceded	(4)	1	NM		(6)	2	NM

Net written premium	1,084	1,045	3.6		2,030	1,967	3.1
Change in unearned premium	110	98	11.7		94	79	18.3

Net premiums earned	974	947	2.7		1,936	1,888	2.5

Losses and loss expenses	717	638	12.4		1,455	1,420	2.5
Policy acquisition and other underwriting expenses	276	274	0.1		541	539	0.2

Total losses and expenses	993	912	8.7		1,996	1,959	1.8

Underwriting income (loss) — Erie Insurance Group	$(19)	$35	NM		$(60)	$(71)	15.3%

Underwriting income (loss) — Indemnity	$(2)	$2			$(4)	$(4)

Underwriting income (loss) — Exchange	$(17)	$33			$(56)	$(67)

Loss and loss expense ratio	73.7%	67.3%	6.4	pts.	75.2%	75.2%	0.0	pts.
Policy acquisition and other underwriting expense ratio	28.1	29.3	(1.2)		28.0	28.7	(0.7)

Combined ratio	101.8%	96.6%	5.2	pts.	103.2%	103.9%	(0.7	)pts.

NM = not meaningful
We measure profit or loss for our property and casualty segment based upon underwriting results, which represent net earned premium less loss and loss expenses and underwriting expenses on a pre-tax basis. Loss and combined ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results. Investment results of our property and casualty insurance company subsidiaries are included in our investment operations segment.
Direct written premiums
Direct written premiums of the Property and Casualty Group increased 4.1% to nearly $1.1 billion in the second quarter of 2010 compared to the second quarter of 2009 primarily driven by an increase in policies in force.
Premiums generated from new business increased 6.5% in the second quarter of 2010, compared to 2.9% in the second quarter of 2009. Underlying the trend in new business premiums was an increase in new business policies in force of 6.9% in the second quarter of 2010, and 6.1% in the second quarter of 2009, while year-over-year average premiums per policy on new business decreased 0.1% at June 30, 2010, and 2.2% at June 30, 2009.
Premiums generated from renewal business increased 3.9% in the second quarter of 2010, compared to 1.2% in the second quarter of 2009. Renewal policies in force increased 3.0% in both the second quarters of 2010 and 2009. The year-over-year average premium per policy on renewal business decreased 0.5% at June 30, 2010, compared to 2.5% at June 30, 2009. The Property and Casualty Group’s year-over-year policy retention ratio was 90.5% at June 30, 2010, compared to 90.6% at December 31, 2009, and 90.8% at June 30, 2009.
Personal lines — Total personal lines premiums written increased 5.5% to $792 million in the second quarter of 2010, compared to $750 million in the second quarter of 2009. Total personal lines policies in force increased 3.5% in the second quarter of 2010, and the total personal lines year-over-year average premium per policy increased 1.3%.
The Property and Casualty Group’s personal lines new business premiums written increased 4.7% in the second quarter of 2010, compared to 7.7% in the second quarter of 2009. Personal lines new business policies in force increased 6.3% in the second quarter of 2010, compared to 7.7% in the second quarter of 2009. The year-over-year average premium per policy on personal lines new business increased 0.6% at June 30, 2010, compared to a decline of 0.3% at June 30, 2009.

•	Private passenger auto new business premiums written increased 3.3% in the second quarter of 2010, compared to 4.5% in the second quarter of 2009. Private passenger auto new business policies in force increased 5.0% in the second quarter of 2010, compared to 9.8% in the second quarter of 2009. The new business year-over-year average premium per policy for private passenger auto increased 1.4% at June 30, 2010, compared to a decrease of 1.6% at June 30, 2009.

•	Homeowners new business premiums written increased 9.3% in the second quarter of 2010, compared to 12.6% in the second quarter of 2009, while homeowners new business policies in force increased 9.0% compared to 3.8% in the second quarters of 2010 and 2009, respectively. The new business year-over-year average premium per policy for homeowners increased 1.0% at June 30, 2010, compared to 0.3% at June 30, 2009.
Renewal premiums written on personal lines increased 5.6% in the second quarter 2010, compared to 3.3% in the second quarter of 2009, driven by a modest increase in average premium per policy and steady policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business increased 1.5% at June 30, 2010, compared to a decline of 1.0% at June 30, 2009. The year-over-year policy retention ratio for personal lines was 91.3% at June 30, 2010, 91.5% at December 31, 2009, and 91.7% at June 30, 2009.
•	Private passenger auto renewal premiums written increased 4.9% in the second quarter of 2010 compared to 1.6% in the second quarter of 2009. The year-over-year average premium per policy on private passenger auto renewal business increased 1.1% at June 30, 2010, compared to a decline of 1.0% at June 30, 2009. The private passenger auto year-over-year policy retention ratio remained steady at 91.8% at June 30, 2010, compared to 91.9% at December 31, 2009 and June 30, 2009.

•	Homeowners renewal premiums written increased 6.9% in the in the second quarter of 2010, compared to 6.2% in the second quarter of 2009. The year-over-year average premium per policy on homeowners renewal business increased 3.7% at June 30, 2010, compared to 0.4% at June 30, 2009. The homeowners year-over-year policyholder retention ratio was 90.9% at June 30, 2010, 91.2% at December 31, 2009, and 91.6% at June 30, 2009.
Commercial lines — Total commercial lines premiums written increased 0.7% to $296 million in the second quarter of 2010, compared to $294 million in the second quarter of 2009. Total commercial lines policies in force increased 3.6% while the total commercial lines year-over-year average premium per policy decreased 5.2%.
Commercial lines new business premiums written increased 9.9% in the second quarter of 2010, compared to a decrease of 5.2% in the second quarter of 2009. Commercial lines new business policies in force increased 9.6% in the second quarter of 2010 compared to a decline of 0.9% in the second quarter of 2009. The year-over-year average premium per policy on commercial lines new business decreased 3.0% at June 30, 2010 compared to 2.0% at June 30, 2009, driven by reductions in exposure as a result of continued economic pressures on commercial customers.
Renewal premiums for commercial lines decreased 0.8% in the second quarter of 2010, compared to a decrease of 3.9% in the second quarter of 2009. The year-over-year average premium per policy on commercial lines renewal business declined 5.2% at June 30, 2010, compared to a decline of 6.1% at June 30, 2009, primarily driven by the workers compensation and commercial auto lines of business in both years. The workers compensation and commercial auto year-over-year average premium per policy decreased 13.8% and 3.8%, respectively, at June 30, 2010, compared to declines of 12.8% and 3.9%, respectively, at June 30, 2009. Contributing to the workers compensation lower average premium per policy were shifts in the mix of our book of business and lower exposures driven by reductions in payroll levels. The commercial auto average premium per policy decrease was driven by shifts in the mix of our book of business and fewer insured vehicles. The commercial lines year-over-year policy retention ratio was 85.2% at June 30, 2010, 84.9% at December 31, 2009, and 85.1% at June 30, 2009.
Future trends—premium revenue — We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as existing and new agents build up their book of business with the Property and Casualty Group. Through the first six months of 2010, we appointed 57 new agencies, which increased our total to 2,091 agencies. We expect our pricing actions to result in a net increase in direct written premium in 2010, however, exposure reductions and changes in our mix of business could impact the average premium written by the Property and Casualty Group as customers may continue to reduce coverages.

Current year losses and loss expenses
The current accident year loss and loss expense ratio, excluding catastrophe losses was 67.9% in the second quarter of 2010 compared to 66.7% in the second quarter of 2009.
The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 67.4% in the second quarter of 2010 compared to 67.9% in the second quarter of 2009. The personal auto loss and loss expense ratio related to the current accident year, excluding catastrophe losses, decreased to 68.8% in the second quarter of 2010 from 70.1% in the second quarter of 2009, while the homeowners loss and loss expense ratio decreased to 64.8% from 65.6% for the same periods, respectively.
The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 68.3% in the second quarter of 2010 compared to 64.0% in the second quarter of 2009. Excluding catastrophe losses, the current accident year loss and loss expense ratios for the second quarters of 2010 and 2009, respectively were 83.3% and 73.2% for the workers compensation line of business, 67.6% and 57.6% for the commercial multi-peril line of business, and 67.8% and 66.8% for the commercial auto line of business.
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
Catastrophe losses, as defined by the Property and Casualty Group, totaled $80 million in the second quarter of 2010 and $15 million in the second quarter of 2009. These catastrophe losses contributed 8.1 points and 1.5 points to the combined ratios at June 30, 2010 and 2009, respectively. Catastrophe losses in the second quarter of 2010 were the result of flooding, hail and wind storms primarily in the states of Pennsylvania, Maryland and Ohio. In the second quarter of 2009, catastrophe losses resulted from flooding, wind and rain storms primarily in Indiana and Illinois. Catastrophe losses incurred for the first half of 2010 and 2009 were $193 million and $87 million, respectively, and contributed 9.9 points and 4.6 points to the combined ratio, respectively.
Prior year loss development
The following table provides the details of the prior year loss reserve development:

	Erie Insurance Group
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
(in millions)	(unaudited)		(unaudited)
Prior year loss development:
Direct business including salvage and subrogation	$(13)	$(2)	$(56)	$35
Assumed reinsurance business	(8)	(7)	(11)	(8)
Ceded reinsurance business	(1)	(1)	(5)	2

Total prior year loss development	$(22)	$(10)	$(72)	$29

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).
Development of loss reserves
Direct business including salvage and subrogation — Favorable development of prior accident years, including the effects of salvage and subrogation recoveries totaled $13 million and improved the combined ratio 1.3 points in the second quarter of 2010, compared to $2 million, or 0.1 points in the second quarter of 2009. The favorable development in the second quarter of 2010 was primarily the result of improved severity trends, of which $7 million related to the workers compensation line of business and $7 million related to the commercial multi-peril line of business. In the second quarter of 2009, frequency and severity trends were relatively stable.

Favorable development of prior accident years, including the effects of salvage and subrogation recoveries totaled $56 million and improved the combined ratio 2.9 points in the first half of 2010, while adverse development of prior accident years totaled $35 million and contributed 1.9 points to the combined ratio in the first half of 2009. Driving the prior accident year development through June 30, 2010 was favorable development of $26 million related to the commercial multi-peril line of business, $22 million related to the personal auto line of business, $8 million related to the homeowners line of business, and $5 million related to the workers compensation line of business. The favorable development experienced in the commercial multi-peril line of business was primarily the result of improvements in severity trends. Of the $22 million of favorable development in the personal auto line of business, $13 million was the result of improvements in frequency trends on automobile bodily injury and uninsured/underinsured motorist bodily injury and $7 million was the result of two claims closing. The favorable development in the homeowners line of business was primarily the result of the settlement of one large claim, while the favorable development in the workers compensation line of business was primarily the result of improvements in severity trends. The adverse development in 2009 was primarily the result of one large workers compensation claim combined with increasing loss cost trends on automobile bodily injury and commercial liability claims.
Assumed reinsurance — The Property and Casualty Group’s favorable development of prior accident year loss reserves on its assumed reinsurance business was relatively flat at $8 million in the second quarter of 2010, compared to $7 million in the second quarter of 2009. For the first half of 2010, favorable development of prior accident year loss reserves on assumed reinsurance totaled $11 million, compared to $8 million in the first half of 2009. The favorable development was due to less than anticipated growth in involuntary reinsurance.
Ceded reinsurance — Favorable development of ceded reinsurance reserves was flat at $1 million in the second quarters of 2010 and 2009. In the first half of 2010, ceded reinsurance reserves, which is reflected as favorable development of reserves, increased $8 million related primarily to the business catastrophe liability line, offset by a $4 million reduction in ceded reserves related to the pre-1986 automobile massive injury reserves.
Policy acquisition and other underwriting expenses
Our expense ratio decreased 1.2 points in the second quarter of 2010, compared to the second quarter of 2009. The management fee rate was 25% at both June 30, 2010 and 2009. The second quarter and first half of 2009 amounts include a charge for the North Carolina Escrow account of $6 million and $10 million, respectively, which added 0.6 points to both the second quarter and first half of 2009 policy acquisition and other underwriting expense ratios. The final rate that was approved by North Carolina approximated our filed rates and the charge was reversed in the third quarter of 2009.

Life insurance operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.

	Erie Family Life Insurance Company
	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
(in millions)	(unaudited)			(unaudited)
Individual life premiums, net of reinsurance	$16	$19	(8.8)%	$31	$34	(3.7)%
Group life and other premiums	0	0	NM	1	1	(6.2)
Other revenue	0	0	NM	0	0	NM

Total net policy revenue	16	19	(8.3)	32	35	(3.9)
Net investment income	24	23	3.7	47	48	(1.3)
Net realized gains (losses) on investments	3	0	NM	8	(2)	NM
Impairment losses recognized in earnings	(2)	(1)	(80.5)	(2)	(15)	87.3
Equity in losses of limited partnerships	0	(2)	95.0	(1)	(5)	79.4

Total revenues	41	39	10.4	84	61	42.7

Benefits and other changes in policy reserves	22	24	(5.4)	46	46	1.4
Amortization of deferred policy acquisition costs	4	4	0.2	9	7	41.2
Other operating expenses	4	5	(9.6)	8	8	0.2

Total benefits and expenses	30	33	(5.2)	63	61	5.6

Income before income taxes	$11	$6	96.6%	$21	$0	NM

Income before taxes — Indemnity(1)	$3	$1	96.6%	$5	$0	NM

Income before taxes — Exchange	$8	$5	96.6%	$16	$0	NM

NM = not meaningful

(1)	The Exchange has a 78.4% ownership interest in EFL, with the remaining 21.6% owned by Indemnity.
Premiums
Gross policy revenues increased 4% to $27 million in the second quarter of 2010, compared to $26 million in the second quarter of 2009. EFL reinsures a large portion of its traditional products in order to reduce claims volatility. Our reinsurers assume 75% of the risk on new term business. Ceded reinsurance premiums were $11 million and $9 million in the second quarters of 2010 and 2009, respectively. For the first half of 2010 compared to the first half of 2009, gross policy revenues totaled $52 million and $50 million, respectively, while ceded reinsurance premiums totaled $20 million and $17 million, respectively.
Premiums received on annuity and universal life products totaled $29 million in the second quarter of 2010, compared to $43 million in the second quarter of 2009. Of this amount, annuity and universal life premiums recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations were $25 million and $39 million in the second quarters of 2010 and 2009, respectively. For the first half of 2010 compared to the first half of 2009, premiums received on annuity and universal life products totaled $62 million and $83 million, respectively, while annuity and universal life deposits totaled $54 million and $75 million, respectively.
Investments
Due to continued improvements in market conditions in the second quarter and first half of 2010, EFL experienced low levels of impairments and net realized gains on investments compared to the second quarter and first half of 2009. Equity in earnings of limited partnerships also reflected the improvement in market conditions, as limited partnership activity is reported on a one quarter lag. See additional discussion of investments in the “Investment Operations” segment that follows.
Benefits and expenses
In the second quarter of 2010, benefits and other changes in policy reserves were impacted by decreases in death benefits and interest on annuity deposits. In the first half of 2010, the amortization of deferred policy acquisition costs increased $2 million as a result of a significant reduction in impairments and due to experiencing realized gains compared to realized losses in the first half of 2009.

Investment operations

	Erie Insurance Group
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(in millions)	(unaudited)		(unaudited)
Indemnity
Net investment income	$9	$9	$18	$22
Net realized gains (losses) on investments	(3)	4	2	0
Net impairment losses recognized in earnings	(1)	(2)	(1)	(7)
Equity in (losses) earnings of limited partnerships	6	(27)	6	(55)

Net revenue (loss) from investment operations — Indemnity	$11	$(16)	$25	$(40)

Exchange
Net investment income	$101	$98	$199	$205
Net realized gains (losses) on investments	(210)	204	(90)	53
Net impairment losses recognized in earnings	(3)	(10)	(5)	(76)
Equity in gains (losses) of limited partnerships	21	(99)	24	(232)

Net revenue (loss) from investment operations — Exchange(1)	$(91)	$193	$128	$(50)

(1)	The Exchange’s results for the second quarter of 2010 and 2009 include net revenues of EFL operations of $25 million and $20 million, respectively. The Exchange’s results for the first six months of 2010 and 2009 include net revenues of EFL operations of $53 million and $26 million, respectively.
Investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios. Net investment income was relatively flat in both Indemnity and the Exchange. Though our invested balances have increased, yields on new security purchases are down.
Realized gains and losses
Realized gains on investments decreased in both Indemnity and the Exchange in large part due to the valuation decreases on the common stock trading portfolios. Indemnity’s common stock trading portfolio contributed $4 million in valuation adjustment losses for the quarter ended June 30, 2010 compared to $6 million in valuation adjustment gains for the quarter ended June 30, 2009. The Exchange generated valuation adjustment losses for the quarter ended June 30, 2010 of $242 million compared to valuation adjustment gains of $247 million for the quarter ended June 30, 2009.
Impairment losses recognized in earnings
Impairment losses recognized in earnings for Indemnity decreased $1 million in the second quarter of 2010 compared to the second quarter of 2009. Impairment losses recognized in earnings for the Exchange decreased $7 million for the same period. Year-to-date 2010 impairment losses are down $6 million in Indemnity and $71 million in the Exchange from the prior year-to-date as a result of improved market conditions.
Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships was $6 million through June 30, 2010 compared to losses of $55 million through June 30, 2009. The Exchange’s equity in earnings of limited partnerships was $24 million through June 30, 2010 compared to losses of $232 million through June 30, 2009.
Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.
We experienced an increase in earnings as a result of fair value increases in our private equity and mezzanine debt limited partnerships which were offset by losses in our real estate limited partnerships. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments. Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners. As a consequence, earnings from limited partnerships reported at June 30, 2010 reflect investment valuation changes resulting from the financial markets and the economy in the first quarter of 2010.
The breakdown of our net realized (losses) gains on investments is as follows:

	Erie Insurance Group
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
(in millions)	(unaudited)		(unaudited)
Indemnity
Securities sold:
Fixed maturities	$1	$0	$3	$(2)
Preferred stock equity securities	0	(2)	0	0
Common stock equity securities	0	0	1	(2)
Common stock valuation adjustments	(4)	6	(2)	4

Total net realized gains (losses) — Indemnity	$(3)	$4	$2	$0

Exchange
Securities sold:
Fixed maturities	$4	$(7)	$16	$(19)
Preferred stock equity securities	2	(3)	6	0
Common stock equity securities	26	(33)	59	(114)
Common stock valuation adjustments	(242)	247	(171)	186

Total net realized gains (losses) — Exchange (1)	$(210)	$204	$(90)	$53

(1)	The Exchange’s net realized gains (losses) include net realized gains from EFL operations of $3 million in the second quarter of 2010 and net realized losses of $0 million in the second quarter of 2009. The Exchange’s results for the first six months of 2010 include net realized gains from EFL of $8 million and net realized losses of $2 million for the same period in 2009.
The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(in millions)	(unaudited)		(unaudited)
Indemnity
Private equity	$3	$(6)	$8	$(16)
Real estate	0	(14)	(6)	(37)
Mezzanine debt	3	(7)	4	(2)

Total equity in earnings (losses) of limited partnerships — Indemnity	$6	$(27)	$6	$(55)

Exchange
Private equity	$15	$(18)	$37	$(65)
Real estate	(3)	(67)	(25)	(163)
Mezzanine debt	9	(14)	12	(4)

Total equity in earnings (losses) of limited partnerships — Exchange(1)	$21	$(99)	$24	$(232)

(1)	The Exchange’s results for the second quarter of 2010 and 2009 include equity in losses of limited partnerships from EFL of $0 million and $2 million, respectively. The Exchange’s results for the first six months of 2010 and 2009 include equity in losses of limited partnerships from EFL of $1 million and $5 million, respectively.

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
Distribution of investments (unaudited)

	Erie Insurance Group
	Carrying value at		Carrying value at
	June 30,		December 31,
(in millions)	2010	% to total	2009	% to total

Indemnity
Fixed maturities	$671	68%	$664	68%
Equity securities:
Preferred stock	45	5	38	4
Common stock	40	4	42	4
Limited partnerships:
Real estate	92	9	99	10
Private equity	91	9	85	9
Mezzanine debt	51	5	51	5
Real estate mortgage loans	1	0	1	0

Total investments — Indemnity	$991	100%	$980	100%

Exchange
Fixed maturities	$6,789	67%	$6,517	65%
Equity securities:
Preferred stock	523	5	472	5
Common stock	1,712	17	1,835	18
Limited partnerships:
Real estate	373	4	397	4
Private equity	530	5	503	5
Mezzanine debt	220	2	216	2
Policy loans	14	0	15	1
Real estate mortgage loans	5	0	5	0

Total investments — Exchange	$10,166	100%	$9,960	100%

Total investments — Erie Insurance Group	$11,157		$10,940

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
We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below costs. With the issuance of new impairment guidance for debt securities in the second quarter of 2009, we further analyze debt securities to determine if a credit-related impairment has occurred. Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges were included in earnings and non-credit impairments were recorded in other comprehensive income. Prior to the second quarter of 2009, there was no differentiation between impairments related to credit loss and those related to other factors, declines in the fair value of debt securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery. For available-for-sale equity securities, a charge is recorded in the Consolidated Statement of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors (See “Investment Operations” section herein).
If our policy for determining the recognition of impaired positions was different, our Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and impairment recognition.
Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $252 million, or 38%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 21% of the fixed maturity portfolio for the Exchange at June 30, 2010. The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit rating.
Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. At June 30, 2010, Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $22 million compared to net unrealized gains of $14 million at December 31, 2009. At June 30, 2010, the Exchange had net unrealized gains on fixed maturities of $267 million compared to net unrealized gains of $156 million at December 31, 2009.

The following tables present a breakdown of the fair value of our fixed maturities portfolio by sector and rating as of June 30, 2010 for Indemnity and the Exchange, respectively:

	Erie Insurance Group
(in millions)	(unaudited)
Indemnity					Not Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value

Structured securities(1)	$21	$3	$0	$5	$6	$35
Basic materials	0	0	1	6	1	8
Communications	0	0	12	20	0	32
Consumer	0	4	20	36	2	62
Diversified	0	0	1	0	0	1
Energy	2	1	2	23	0	28
Financial	5	19	69	47	13	153
Government-municipal	62	133	53	4	0	252
Industrial	0	0	6	17	2	25
U.S. treasury and government agencies	20	0	2	0	0	22
Government	4	0	0	0	0	4
Technology	0	0	2	3	0	5
Utilities	0	0	6	35	3	44

Total	$114	$160	$174	$196	$27	$671

Exchange					Not Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value

Structured securities(1)	$366	$33	$15	$30	$70	$514
Basic materials	0	0	47	114	4	165
Communications	0	0	146	308	20	474
Consumer	0	24	206	371	63	664
Diversified	0	0	21	0	0	21
Energy	17	10	69	290	23	409
Financial	24	247	1,021	581	167	2,040
Funds	0	0	0	5	0	5
Government-municipal	394	787	235	22	3	1,441
Industrial	0	5	70	208	28	311
U.S. treasury and government agencies	5	0	0	0	0	5
Government	89	0	12	6	0	107
Technology	0	0	37	61	0	98
Utilities	0	3	83	400	49	535

Total	$895	$1,109	$1,962	$2,396	$427	$6,789

(1)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock. Investment characteristics of common stock and nonredeemable preferred stock differ substantially from one another. Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.
The following tables present an analysis of the fair value of our non-redeemable preferred and common stock securities by sector for Indemnity and Exchange, respectively.

	Indemnity
	(unaudited)
	Fair Value at June 30,		Fair Value at December 31,
	2010		2009
(in millions)	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock

Basic materials	$0	$1	$0	$2
Communications	1	3	1	2
Consumer	0	13	0	15
Diversified	0	1	0	1
Energy	0	3	0	3
Financial	30	10	27	9
Funds	0	3	0	3
Government	0	0	0	0
Industrial	2	5	2	6
Technology	3	1	3	1
Utilities	9	0	5	0

Total	$45	$40	$38	$42

	Exchange
	(unaudited)
	Fair Value at June 30,		Fair Value at December 31,
	2010		2009
(in millions)	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock

Basic materials	$0	$76	$0	$95
Communications	8	129	8	170
Consumer	5	453	0	457
Diversified	0	5	0	8
Energy	0	117	0	157
Financial	372	225	348	231
Funds	0	283	0	298
Government	1	0	3	0
Industrial	5	209	5	207
Technology	16	195	12	190
Utilities	116	20	96	22

Total	$523	$1,712	$472	$1,835

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income. At June 30, 2010, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes amounted to $3 million for Indemnity and $30 million for the Exchange compared to a $2 million gain for Indemnity and $31 million gain for the Exchange at December 31, 2009.
The common stock portfolio is classified as a trading portfolio and measured at fair value with all changes in unrealized gains and losses reflected in our Consolidated Statements of Operations.

Limited partnerships
In the second quarter of 2010, investments in limited partnerships remained relatively flat from the investment levels at December 31, 2009. Increases in fair value in our private equity and mezzanine debt limited partnerships were offset by reductions in fair value in our real estate limited partnerships.
The components of limited partnership investments are as follows:

	Erie Insurance Group
	At June 30,	December 31,
	2010	2009
(in millions)	(unaudited)
Indemnity
Private equity	$91	$85
Real estate	92	99
Mezzanine debt	51	51

Total limited partnerships — Indemnity	$234	$235

Exchange
Private equity	$530	$503
Real estate	373	397
Mezzanine debt	220	216

Total limited partnerships — Exchange	$1,123	$1,116

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

	Erie Insurance Group
	At June 30,	At December 31,
	2010	2009
(in millions)	(unaudited)
Indemnity
Gross reserve liability:
Personal auto	$214	$221
Automobile massive injury	147	147
Homeowners	17	22
Workers compensation	167	169
Workers compensation massive injury	12	12
Commercial auto	56	56
Commercial multi-peril	71	68
All other lines of business	55	57

Gross reserves	739	752
Reinsurance recoverable	1	1

Net reserve liability — Indemnity	$738	$751

	Erie Insurance Group
	At June 30,	At December 31,
	2010	2009
(in millions)	(unaudited)
Exchange
Gross reserve liability:
Personal auto	$876	$887
Automobile massive injury	299	316
Homeowners	234	178
Workers compensation	344	342
Workers compensation massive injury	127	132
Commercial auto	223	226
Commercial multi-peril	492	475
All other lines of business	288	290

Gross reserves	2,883	2,846
Reinsurance recoverable	188	199

Net reserve liability — Exchange	$2,695	$2,647

The reserves that have the greatest potential for variation are the massive injury claim reserves. The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile and workers compensation massive injury reserves, totaled $410 million at June 30, 2010, which is net of $175 million of anticipated reinsurance recoverables, compared to $428 million at December 31, 2009. The pre-1986 automobile massive injury and workers compensation massive injury reserves decreased at June 30, 2010 compared to December 31, 2009 due to settling two claims each.
The reserves above are presented on a gross basis. After the effects of the intercompany pooling transactions are considered, Indemnity retains 5.5% of the gross reserves and the Exchange retains 94.5% of the gross reserves.
Indemnity’s 5.5% share of the massive injury liability reserves, net of unaffiliated reinsurance recoveries, totaled $23 million at June 30, 2010, and $24 million at December 31, 2009.
Life insurance reserves
EFL’s primary commitment is its obligation to pay future policy benefits under the terms of its life insurance and annuity contracts. To meet these future obligations, EFL establishes life insurance reserves based on the type of policy, the age, gender and risk class of the insured and the number of years the policy has been in force. EFL also establishes annuity and universal life reserves based on the amount of policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits. Life insurance and annuity reserves are supported primarily by EFL’s long-term, fixed income investments as the underlying policy reserves are generally also of a long-term nature.
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

LIQUIDITY AND CAPITAL RESOURCES
Sources and uses of cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs. Our liquidity requirements have been met primarily by funds generated from premiums collected and income from investments. The insurance operations provide liquidity in that premiums are collected in advance of paying losses under the policies purchased with those premiums. Cash outflows for the property and casualty business are generally variable since settlement dates for liabilities for unpaid losses and the potential for large losses, whether individual or in the aggregate, cannot be predicted with absolute certainty. Accordingly, after satisfying our operating cash requirements, excess cash flows are used to build our investment portfolio in order to increase future investment income, which then may be used as a source of liquidity if cash from our insurance operations would not be sufficient to meet our obligations. Cash provided from these sources is used primarily to fund losses and policyholder benefits, fund the costs of operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology. We expect that our operating cash needs will be met by funds generated from operations.
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
Cash flow activities
The following table is a summary of our condensed consolidated cash flows:

	Erie Insurance Group
	Six months ended
	June 30,
(in millions)	2010	2009
	(unaudited)
Net cash provided by operating activities	$212	$471
Net cash used in investing activities	(180)	(379)
Net cash used in financing activities	(43)	(51)

Net (decrease) increase in cash	$(11)	$41

The decrease in cash flows from operating activities in the first six months of 2010 was primarily driven by the payment of federal income taxes of $85 million, compared to the recovery of federal income taxes of $162 million in the first six months of 2009. Also decreasing the cash flows from operating activities in 2010 was an increase in loss, loss expenses and other underwriting expenses paid, offset somewhat by an increase in premiums collected.
At June 30, 2010, we recorded a net deferred tax asset of $101 million, which included capital loss carry-forwards of $13 million. There was no valuation allowance at June 30, 2010. We have the ability to carry-back capital losses of $281 million as a result of gains recognized in prior years. At June 30, 2010, the carry-back relating to the 2009 capital losses has not been received. This carry-back is estimated to be $250 million with a tax refund expected to be $88 million.
Cash flows used in investing activities decreased in the first six months of 2010 compared to the same period in 2009. In the first half of 2010, we generated more proceeds from certain fixed maturities and used more cash for the purchase of other fixed maturities, while generating fewer proceeds from common stocks and using less cash for the purchase of other common stocks. At June 30, 2010, we had contractual commitments to invest up to $565 million related to our limited partnership investments to be funded as required by the partnerships’ agreements. At June 30, 2010, the total remaining commitment to fund limited partnerships that invest in private equity securities was $261 million, real estate activities was $197 million and mezzanine debt securities was $107 million.

Cash flow activities — Indemnity
The following table summarizes Indemnity cash flows:

	Indemnity
	Six months ended
	June 30,
(in millions)	2010	2009
	(unaudited)
Net cash provided by operating activities	$42	$45
Net cash used in investing activities	(17)	(33)
Net cash used in financing activities	(67)	(47)

Net decrease in cash	$(42)	$(35)

See Indemnity’s supplemental information footnote (Note 14) for more detail on Indemnity cash flows.
Indemnity’s cash flows provided from operating activities decreased slightly to $42 million in the first six months of 2010, compared to $45 million for the same period in 2009. Lower operating cash flows in 2010 were primarily due to a decrease in reimbursements collected from affiliates offset by an increase in management fee revenues received. Management fee revenues were higher reflecting the increase in the Property and Casualty Group’s direct written premium. Cash paid for agent commissions and bonuses decreased to $290 million in the first six months of 2010, compared to $300 million in the first six months of 2009, as a result of a decrease in cash paid for agent bonuses. Also, the first six months of 2010 includes a pension contribution of $13 million to our pension plan. Our 2009 pension contribution was made in the third quarter of 2009 and totaled $14 million. Indemnity’s policy is to contribute at least the minimum required contribution to its pension plan that is in accordance with the Pension Protection Act of 2006 and to fund the annual “normal” costs of the pension. Indemnity is generally reimbursed about 50% of the net periodic benefit cost of the pension plan from its affiliates.
At June 30, 2010, Indemnity recorded a net deferred tax asset of $29 million, which included capital loss carry-forwards of $4 million. There was no valuation allowance at June 30, 2010. Indemnity has the ability to carry back capital losses of $40 million as a result of gains recognized in prior years. At June 30, 2010, the carry-back relating to the 2009 capital losses has not been received. This carry-back is estimated to be $31 million with a tax refund expected to be $11 million. Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows used in Indemnity investing activities decreased to $17 million in the first half of 2010 compared to $33 million for the same period in 2009. Investing activities in 2009 include a capital contribution to EFL in the amount of $12 million to support EFL’s life insurance and annuity business and to strengthen its surplus. Impacting future investing activities are limited partnership commitments, which totaled $62 million at June 30, 2010, and will be funded as required by the partnerships’ agreements.
The increase in cash used in financing activities in the second quarter of 2010 was primarily driven by increases in the cash outlay for share repurchases and dividends paid to shareholders. During the second quarter of 2010, Indemnity repurchased 368,752 shares of our Class A nonvoting common stock at a total cost of $17 million. Of this amount, 329,346 shares were repurchased in conjunction with our current stock repurchase plan for a total cost of $15 million. The remaining 39,406 shares were purchased in conjunction with our long-term incentive plan for executive and senior management at a total cost of $2 million, or $45.92 per share. During the first half of 2010, 443,719 shares were repurchased at a total cost of $20 million, of which $3 million occurred the last week of June which was settled in cash in July. In the first half of 2009, 42,200 shares were repurchased at a total cost of $1 million. In April 2010, our Board of Directors approved a continuation of the current stock repurchase program through June 30, 2011 for a total of $100 million. Indemnity has approximately $85 million of repurchase authority remaining under this plan at June 30, 2010. Indemnity plans to continue to repurchase shares through this program as cash becomes available for this purpose. (See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities”.) Dividends paid to shareholders totaled $50 million and $46 million for the first six months of 2010 and 2009, respectively. Indemnity increased both its Class A and Class B shareholder quarterly dividend by 6.7% in 2010, compared to 2009. There are no regulatory restrictions on the payment of dividends to Indemnity shareholders, although there are state law restrictions on the payment of dividends from Indemnity’s property and casualty insurance subsidiaries.

Capital outlook
If the financial market volatility continues, we have the ability to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities, future funding requirements could be met through (1) a $200 million bank line of credit held by the Exchange, from which there were no borrowings at June 30, 2010, (2) a $100 million bank line of credit held by Indemnity, from which there were no borrowings as of June 30, 2010, and (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $2.0 billion at June 30, 2010. Indemnity has no rights to the assets or capital of the Exchange and, conversely, the Exchange has no rights to the assets or capital of Indemnity.
Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and our share repurchase activities. We believe we have the funding sources available to us to support future cash flow requirements in 2010.
The Exchange and Indemnity had no borrowings under their respective lines of credit at June 30, 2010. At June 30, 2010, bonds with fair values of $262 million and $132 million were pledged as collateral on the Exchange’s and Indemnity’s lines of credit, respectively. These securities have no restrictions. The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange line of credit and minimum net worth and leverage ratios for Indemnity line of credit. The Exchange and Indemnity were in compliance with all bank covenants at June 30, 2010.
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
Surplus notes
The Exchange has a surplus note for $20 million with EFL that is payable on demand on or after March 31, 2025. EFL accrued interest to the Exchange on the surplus note of $0.6 million through June 30, 2010 and 2009. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
Indemnity has a surplus note for $25 million with EFL that is payable on demand on or after March 31, 2018. EFL accrued interest to Indemnity on the surplus note of $0.8 million through June 30, 2010 and 2009. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
Capital contribution
In June 2009, the Exchange made a $43 million capital contribution to EFL and Indemnity made a $12 million capital contribution to EFL to strengthen its surplus. This $55 million in capital contributions increased EFL’s investments and total shareholders’ equity.
CRITICAL ACCOUNTING ESTIMATES
We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements. The most significant estimates relate to the valuation of investments, reserves for property/casualty insurance unpaid losses and loss adjustment expenses, life insurance and annuity policy reserves, deferred taxes and retirement benefits. While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided. Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2009 of our Form 8-K as filed with the Securities and Exchange Commission on May 6, 2010. See Note 6, Fair Value, for additional information on our valuation of investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2009 are included in Item 7A. in our Form 8-K as filed with the Securities and Exchange Commission on May 6, 2010. There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocation during the six months ended June 30, 2010. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes Indemnity’s Class A common stock repurchased each month, based on trade date, in the quarter ended June 30, 2010:
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan

April 1 – 30, 2010	4,759	$43.02	4,759
May 1 – 31, 2010	150,039	$45.66	150,039
June 1 – 30, 2010	213,954	$45.81	174,548

Total	368,752		329,346	$85,000,000

In April 2010, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases through June 30, 2011 for a total of $100 million.
In addition, the month of June 2010 includes a repurchase of 39,406 shares of our Class A nonvoting common stock for $2 million, or $45.92 per share, for the 2007-2009 long-term incentive plan performance period. The payment to plan participants occurred in July 2010.
As discussed in our 8-K filing with the Securities and Exchange Commission on June 24, 2010, Erie Indemnity Company has adopted an open market trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, (the “10b5-1 Plan”). The 10b5-1 Plan provides that a broker selected by Indemnity has the authority to repurchase shares pursuant to the terms and limitations specified in the 10b5-1 Plan, including compliance with Rule 10b-18 under the Securities Exchange Act. This will allow Indemnity’s existing repurchase program to continue when Indemnity would normally not be active in the market due to its internal trading blackout periods or due to its possession of material nonpublic information. Because the repurchases under the 10b5-1 Plan are subject to certain parameters, there is no certainty as to the exact number of shares that will be repurchased under the 10b5-1 Plan, or that there will be any repurchases at all pursuant to the 10b5-1 Plan during any given period. The timing of the share repurchases under the repurchase program outside of the 10b5-1 Plan will depend on a variety of factors, including market conditions. The repurchase of shares outside of the 10b5-1 Plan may be suspended or discontinued at any time, while any suspension or termination under the 10b5-1 Plan must be in compliance with Rule 10b5-1.

ITEM 6. EXHIBITS

Exhibit
Number		Description of Exhibit

3.1		Articles of Incorporation of Registrant. Such exhibit is incorporated by reference to the like numbered exhibit in the Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

3.1	A	Amendment to the Articles of Incorporation of Registrant effective May 2, 1996

3.1	B	Amendment to the Articles of Incorporation of Registrant effective May 4, 2001

3.1	C	Amendment to the Articles of Incorporation of Registrant effective May 10, 2007

10.1		Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact. Such exhibit is incorporated by reference to the like titled but renumbered exhibit in the Registrant’s Form 10-Q that was filed with the Securities and Exchange Commission on November 6, 2002.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company

(Registrant)

Date: July 29, 2010	/s/ Terrence W. Cavanaugh

Terrence W. Cavanaugh, President & CEO

/s/ Marcia A. Dall

Marcia A. Dall, Executive Vice President & CFO