Form 10-Q/A
period 2010-06-30
ERIE INDEMNITY CO
filed 2010-08-17
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
The purpose of this Amendment No. 1 on Form 10-Q/A to Erie Indemnity Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on July 29, 2010, is solely to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Operations, (ii) the unaudited Consolidated Statements of Financial Position, (iii) the unaudited Consolidated Statements of Comprehensive Income (iv) the unaudited Consolidated Statements of Cash Flows, and (iv) the unaudited Notes to Consolidated Financial Statements, tagged as blocks of text.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.
ITEM 6. EXHIBITS
See Exhibit Index on page 4.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: August 17, 2010	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant. Such exhibit is incorporated by reference to the like numbered exhibit in the Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Securities and Exchange Commission on May 2, 1994.

3.1A*	Amendment to the Articles of Incorporation of Registrant effective May 2, 1996

3.1B*	Amendment to the Articles of Incorporation of Registrant effective May 4, 2001

3.1C*	Amendment to the Articles of Incorporation of Registrant effective May 10, 2007

10.1	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact. Such exhibit is incorporated by reference to the like titled but renumbered exhibit in the Registrant’s Form 10-Q that was filed with the Securities and Exchange Commission on November 6, 2002.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with the Registrant’s Form 10-Q on July 29, 2010.

4