Form 10-Q
period 2010-09-30
ERIE INDEMNITY CO
filed 2010-11-04
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 50,153,649 at October 22, 2010.
The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at October 22, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(As adjusted		(As adjusted
		Note 2)		Note 2)
Revenues
Premiums earned	$1,005	$977	$2,972	$2,898
Net investment income	110	102	322	324
Net realized investment gains	205	251	117	304
Net impairment losses recognized in earnings	0	(16)	(6)	(99)
Equity in earnings (losses) of limited partnerships	28	(37)	58	(324)
Other income	9	9	26	27

Total revenues	1,357	1,286	3,489	3,130

Benefits and expenses
Insurance losses and loss expenses	710	631	2,208	2,094
Policy acquisition and underwriting expenses	242	299	699	762

Total benefits and expenses	952	930	2,907	2,856

Income from operations before income taxes and noncontrolling interest	405	356	582	274
Provision for income taxes	130	104	176	2

Net income	$275	$252	$406	$272

Less: Net income attributable to noncontrolling interest in consolidated entity — Exchange	221	212	256	188

Net income attributable to Indemnity	$54	$40	$150	$84

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock — basic	$1.05	$0.77	$2.92	$1.62

Class A common stock — diluted	$0.94	$0.69	$2.62	$1.46

Class B common stock — basic and diluted	$150.87	$112.06	$421.91	$239.96

Weighted average shares outstanding attributable to Indemnity — Basic
Class A common stock	50,499,551	51,252,693	50,897,035	51,255,234

Class B common stock	2,546	2,546	2,546	2,549

Weighted average shares outstanding attributable to Indemnity— Diluted
Class A common stock	56,624,310	57,383,900	57,021,794	57,393,641

Class B common stock	2,546	2,546	2,546	2,549

Dividends declared per share
Class A common stock	$0.48	$0.45	$1.44	$1.35

Class B common stock	$72.00	$67.50	$216.00	$202.50

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments — Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $649 and $642, respectively)	$695	$664
Equity securities (cost of $40 and $35, respectively)	46	38
Trading securities, at fair value (cost of $22 and $36, respectively)	26	42
Limited partnerships (cost of $263 and $281, respectively)	234	235
Other invested assets	1	1
Investments — Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,453 and $6,277, respectively)	7,019	6,517
Equity securities (cost of $467 and $425, respectively)	538	472
Trading securities, at fair value (cost of $1,689 and $1,556, respectively)	1,985	1,835
Limited partnerships (cost of $1,333 and $1,392, respectively)	1,148	1,116
Other invested assets	19	20

Total investments	11,711	10,940

Cash and cash equivalents (Exchange portion of $239 and $158, respectively)	312	234
Premiums receivable from policyholders (Exchange portion of $780 and $715, respectively)	993	906
Reinsurance recoverable (Exchange portion of $201 and $212, respectively)	204	215
Deferred income taxes (Exchange portion of $0 and $75, respectively)	11	116
Deferred acquisition costs (Exchange portion of $416 and $416, respectively)	473	467
Other assets (Exchange portion of $337 and $306, respectively)	454	409

Total assets	$14,158	$13,287

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Losses and loss expense reserves	$743	$752
Unearned premiums	355	325
Other liabilities	370	387
Exchange liabilities
Losses and loss expense reserves	2,870	2,846
Life policy and deposit contract reserves	1,600	1,540
Unearned premiums	1,803	1,656
Deferred income taxes	103	0
Other liabilities	88	56

Total liabilities	7,932	7,562

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; authorized 74,996,930 shares; 68,289,600 issued; 50,252,872 and 51,203,473 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	8	8
Accumulated other comprehensive loss	(17)	(43)

Retained earnings, before cumulative effect adjustment	1,825	1,743
Cumulative effect of accounting changes, net of tax	0	6

Retained earnings, after cumulative effect adjustment	1,825	1,749

Total contributed capital and retained earnings	1,818	1,716
Treasury stock, at cost, 18,036,728 and 17,086,127 shares, respectively	(860)	(814)

Total Indemnity shareholders’ equity	958	902

Noncontrolling interest in consolidated entity — Exchange	5,268	4,823

Total equity	6,226	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$14,158	$13,287

See accompanying notes to Consolidated Financial Statements. See Note 14 for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(As adjusted		(As adjusted
		Note 2)		Note 2)
Accumulated other comprehensive loss:
Balance, beginning of period — Indemnity	$(32)	$(101)	$(43)	$(136)
Cumulative effect of accounting changes, net of tax*	—	—	—	(6)

Adjusted balance, beginning of period	(32)	(101)	(43)	(142)

Gross unrealized holding gains on investments arising during period	25	47	44	101
Reclassification adjustment for gross (gains) losses included in net income	(2)	3	(4)	12

Unrealized gains on investments	23	50	40	113
Income tax expense related to unrealized gains	(8)	(18)	(14)	(40)

Change in other comprehensive income, net of tax — Indemnity	15	32	26	73

Balance, end of period — Indemnity	$(17)	$(69)	$(17)	$(69)

Change in other comprehensive income, net of tax — Indemnity	$15	$32	$26	$73
Change in other comprehensive income, net of tax — Exchange	$118	$198	$189	$491

Change in other comprehensive income, net of tax — Erie Insurance Group	$133	$230	$215	$564

Comprehensive income:
Net income — Erie Insurance Group	$275	$252	$406	$272
Change in other comprehensive income, net of tax — Erie Insurance Group	133	230	215	564

Total comprehensive income — Erie Insurance Group	408	482	621	836
Less: Noncontrolling interest in consolidated entity — Exchange	339	410	445	679

Total comprehensive income — Indemnity	$69	$72	$176	$157

*	Previously recognized non-credit other-than-temporary impairment losses were reclassified from retained earnings to other comprehensive income upon the adoption of Financial Accounting Standards Board Accounting Standards Codification 320, Investments — Debt and Equity Securities, during the second quarter of 2009.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended
	September 30,
	2010	2009
		(As adjusted
		Note 2)
Cash flows from operating activities
Premiums collected	$3,068	$3,025
Net investment income received	325	306
Limited partnership distributions	88	57
Service agreement fee received	26	26
Commissions and bonuses paid to agents	(414)	(420)
Losses paid	(1,808)	(1,701)
Loss expenses paid	(321)	(306)
Other underwriting and acquisition costs paid	(394)	(435)
Income taxes (paid) recovered	(105)	161

Net cash provided by operating activities	465	713

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,415)	(1,339)
Preferred stock	(146)	(132)
Common stock	(787)	(1,129)
Limited partnerships	(105)	(133)
Sales/maturities of investments:
Fixed maturity sales	486	386
Fixed maturity calls/maturities	794	531
Preferred stock	117	146
Common stock	740	1,082
Net policy loans	0	1
Sale of and returns on limited partnerships	40	8
Purchase of property and equipment	(27)	(10)
Net collections (distributions) on agent loans	2	(2)

Net cash used in investing activities	(301)	(591)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	87	134
Annuity and supplementary contract surrenders and withdrawals	(59)	(107)
Universal life deposits and interest	30	27
Universal life surrenders	(26)	(27)
Purchase of treasury stock	(44)	(1)
Dividends paid to shareholders	(74)	(70)
Decrease in collateral from securities lending	0	(119)
Redemption of securities lending collateral	0	119

Net cash used in financing activities	(86)	(44)

Net increase in cash and cash equivalents	78	78
Cash and cash equivalents at beginning of period	234	277

Cash and cash equivalents at end of period	$312	$355

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
The “Property and Casualty Group” refers to the Exchange and its wholly-owned subsidiary, Flagship City Insurance Company (“Flagship”) and Indemnity’s wholly-owned subsidiaries. The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes personal auto insurance, which comprised 48% of its 2009 direct premiums.
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009 included in our Form 8-K as filed with the Securities and Exchange Commission on May 6, 2010.

Presentation of assets and liabilities — While the assets of the Exchange are presented separately in the Consolidated Statements of Financial Position, the Exchange’s assets can only be used to satisfy the Exchange’s liabilities or for other unrestricted activities. Accounting Standards Codification (ASC) 810, Consolidation, does not require separate presentation of the Exchange’s assets. However, because the shareholders of Indemnity have no rights to the assets of the Exchange and, conversely, the Exchange has no rights to the assets of Indemnity, we have presented the invested assets of the Exchange separately on the Consolidated Statements of Financial Position along with the remaining consolidated assets reflecting the Exchange’s portion parenthetically. Liabilities are required under ASC 810, Consolidation, to be presented separately for the Exchange on the Consolidated Statements of Financial Position as the Exchange’s creditors do not have recourse to the general credit of Indemnity.
Rights of shareholders of Indemnity and subscribers (policyholders) of the Exchange — The shareholders of Indemnity, through the management fee, have a controlling financial interest in the Exchange; however, they have no other rights to or obligations arising from assets and liabilities of the Exchange. The shareholders of Indemnity own its equity but have no rights or interest in the Exchange’s (noncontrolling interest) income or equity. The noncontrolling interest equity represents the Exchange’s equity held for the benefit of its subscribers (policyholders), who have no rights or interest in the Indemnity shareholder interest income or equity.
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
Recent Accounting Updates
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. This guidance updated the disclosures for FASB ASC 820, Fair Value Measurements and Disclosures. The additional disclosures include the amounts and reasons for significant transfers between the levels in the fair value hierarchy, the expansion of fair market disclosures by each class of assets, disclosure of the policy for recognition of level transfers, and disclosure of the valuation techniques used for all Level 2 and Level 3 assets. These disclosures are effective for periods beginning after December 15, 2009 and have been included in Note 6. An additional disclosure requirement to present purchases, sales, issuances, and settlements of Level 3 activity on a gross basis becomes effective with periods beginning after December 15, 2010.

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
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Three months ended September 30,
except share data)	2010			2009
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$54	50,499,551	$1.05	$40	51,252,693	$0.77

Dilutive effect of stock awards	0	14,359	—	0	20,807	—

Assumed conversion of Class B shares	0	6,110,400	—	0	6,110,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$54	56,624,310	$0.94	$40	57,383,900	$0.69

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$0	2,546	$150.87	$0	2,546	$112.06

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Nine months ended September 30,
except share data)	2010			2009
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	Shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$149	50,897,035	$2.92	$83	51,255,234	$1.62

Dilutive effect of stock awards	0	14,359	—	0	20,807	—

Assumed conversion of Class B shares	1	6,110,400	—	1	6,117,600	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$150	57,021,794	$2.62	$84	57,393,641	$1.46

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$1	2,546	$421.91	$1	2,549	$239.96

Included in the diluted earnings per share calculations for the third quarters of 2010 and 2009, respectively, were 7,959 and 9,607 shares of awards not yet vested related to our outside directors’ stock compensation plan, and 6,400 and 11,200 shares of other stock-based awards not yet vested.
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
Indemnity has not provided financial or other support to the Exchange for the reporting periods presented. At September 30, 2010, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange. Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.
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
Our property and casualty insurance operations segment includes personal and commercial lines of business. Personal lines consist primarily of personal auto and homeowners and are marketed to individuals. Commercial lines consist primarily of commercial multi-peril, commercial auto and workers compensation and are marketed to small and medium-sized businesses. Our property and casualty policies are sold by independent agents. Our property and casualty insurance underwriting operations are conducted through Indemnity subsidiaries and the Exchange and its subsidiaries, and include assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary and ceded reinsurance business. The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business. We evaluate profitability of the property and casualty operations principally based on net underwriting results represented by the combined ratio.
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty operations. We evaluate profitability of the life insurance operations segment principally based on segment net income, including investments, which for segment purposes are reflected in the investment operations segment. At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products. For the third quarter 2010 and 2009, investment activities on life insurance-related assets generated revenues of $27 million and $19 million, respectively, resulting in EFL reporting income before income taxes of $16 million and $8 million, respectively, before intercompany eliminations. For the nine months ended September 30, 2010 and 2009, investment activities on life insurance and related assets generated revenues of $79 million and $45 million, respectively, resulting in EFL reporting income before taxes of $37 million and $8 million, respectively, before intercompany eliminations. See Note 15 for EFL supplemental information.
The investment operations segment performance is evaluated based on appreciation of assets, rate of return and overall return. Investment-related income for the life operations is included in the investment segment results.
The following tables summarize the components of the Consolidated Statements of Operations by reportable business segments:

	Erie Insurance Group
	For the three months ended September 30, 2010
		Property
		and
		casualty	Life
	Management	insurance	insurance	Investment
(in millions)	operations	operations	operations	operations	Eliminations	Consolidated

Premiums earned/life policy revenue		$990	$16		$(1)	$1,005
Net investment income				$113	(3)	110
Net realized investment gains				205		205
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				28		28
Management fee revenue	$266				(266)	—
Service agreement and other revenue	9		0			9

Total revenues	275	990	16	346	(270)	1,357

Cost of management operations	217				(217)	—
Insurance losses and loss expenses		690			(1)	689
Benefits and other changes in policy reserves			21			21
Policy acquisition and underwriting expense		288	6		(52)	242

Total benefits and expenses	217	978	27	—	(270)	952

Income (loss) before income taxes	58	12	(11)	346	—	405
Provision (benefit) for income taxes	22	4	(4)	108	—	130

Net income (loss)	$36	$8	$(7)	$238	$—	$275

	Erie Insurance Group
	For the three months ended September 30, 2009
		Property and
	Management	casualty insurance	Life insurance	Investment
(in millions)	operations	operations	operations	operations(1)	Eliminations	Consolidated

Premiums earned/life policy revenue		$964	$14		$(1)	$977
Net investment income				$105	(3)	102
Net realized investment gains				251		251
Net impairment losses recognized in earnings				(16)		(16)
Equity in losses of limited partnerships				(37)		(37)
Management fee revenue	$253				(253)	—
Service agreement and other revenue	9		0			9

Total revenues	262	964	14	303	(257)	1,286

Cost of management operations	214				(214)	—
Insurance losses and loss expenses		613			(1)	612
Benefits and other changes in policy reserves			19			19
Policy acquisition and underwriting expense		335	6		(42)	299

Total benefits and expenses	214	948	25	—	(257)	930

Income (loss) before income taxes	48	16	(11)	303	—	356
Provision (benefit) for income taxes	24	6	(4)	78	—	104

Net income (loss)	$24	$10	$(7)	$225	$—	$252

	Erie Insurance Group
	For the nine months ended September 30, 2010
		Property
		and
		casualty	Life
	Management	insurance	insurance	Investment
(in millions)	operations	operations	operations	operations	Eliminations	Consolidated

Premiums earned/life policy revenue		$2,926	$48		$(2)	$2,972
Net investment income				$330	(8)	322
Net realized investment gains				117		117
Net impairment losses recognized in earnings				(6)		(6)
Equity in earnings of limited partnerships				58		58
Management fee revenue	$773				(773)	—
Service agreement and other revenue	26		0			26

Total revenues	799	2,926	48	499	(783)	3,489

Cost of management operations	626				(626)	—
Insurance losses and loss expenses		2,145			(4)	2,141
Benefits and other changes in policy reserves			67			67
Policy acquisition and underwriting expense		829	23		(153)	699

Total benefits and expenses	626	2,974	90	—	(783)	2,907

Income (loss) before income taxes	173	(48)	(42)	499	—	582
Provision (benefit) for income taxes	61	(17)	(15)	147	—	176

Net income (loss)	$112	$(31)	$(27)	$352	$—	$406

	Erie Insurance Group
	For the nine months ended September 30, 2009
		Property
		and
		casualty	Life
	Management	insurance	insurance	Investment
(in millions)	operations	operations	operations	operations(1)	Eliminations	Consolidated

Premiums earned/life policy revenue		$2,852	$48		$(2)	$2,898
Net investment income				$332	(8)	324
Net realized investment gains				304		304
Net impairment losses recognized in earnings				(99)		(99)
Equity in losses of limited partnerships				(324)		(324)
Management fee revenue	$742				(742)	—
Service agreement and other revenue	26		1			27

Total revenues	768	2,852	49	213	(752)	3,130

Cost of management operations	615				(615)	—
Insurance losses and loss expenses		2,033			(4)	2,029
Benefits and other changes in policy reserves			65			65
Policy acquisition and underwriting expense		874	21		(133)	762

Total benefits and expenses	615	2,907	86	—	(752)	2,856

Income (loss) before income taxes	153	(55)	(37)	213	—	274
Provision (benefit) for income taxes	54	(19)	(13)	(20)	—	2

Net income (loss)	$99	$(36)	$(24)	$233	$—	$272

(1)	The significant realized losses, impairment charges and market value adjustments on limited partnership investments were impacted by the significant disruption in the financial markets.
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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at September 30, 2010:

	Erie Insurance Group
	September 30, 2010
	Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available for sale securities:
Fixed maturities
U.S. treasuries and government agencies	$6	$4	$2	$0
U.S. government sponsored enterprises	13	0	13	0
Municipal securities	263	0	263	0
U.S. corporate debt — non-financial	180	0	180	0
U.S. corporate debt — financial	149	0	147	2
Foreign corporate debt — non-financial	29	0	29	0
Foreign corporate debt — financial	25	0	25	0
Structured securities:
Asset-backed securities — auto loans	2	0	2	0
Collateralized debt obligations	10	0	3	7
Commercial mortgage-backed	4	0	4	0
Residential mortgage-backed:
Government sponsored enterprises	11	0	11	0
Non-government sponsored enterprises	3	0	3	0

Total fixed maturities — Indemnity	$695	$4	$682	$9

Equity securities
U.S. nonredeemable preferred securities:
Financial	$27	$7	$18	$2
Non-financial	14	6	8	0
Foreign nonredeemable preferred securities:
Financial	4	0	4	0
Non-financial	1	0	1	0

Total equity securities — Indemnity	$46	$13	$31	$2

Total available-for-sale securities — Indemnity	$741	$17	$713	$11

Trading securities:
Common stock	$26	$26	$0	$0

Total trading securities	$26	$26	$0	$0

Total Indemnity	$767	$43	$713	$11

	Erie Insurance Group
	September 30, 2010
	Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Exchange
Available for sale securities:
Fixed maturities
U.S. treasuries and government agencies	$6	$5	$1	$0
U.S. government sponsored enterprises	62	0	62	0
Foreign government	21	0	21	0
Municipal securities	1,445	0	1,445	0
U.S. corporate debt — non-financial	2,347	6	2,332	9
U.S. corporate debt — financial	1,828	6	1,822	0
Foreign corporate debt — non-financial	449	0	449	0
Foreign corporate debt — financial	390	0	390	0
Structured securities:
Asset-backed securities — auto loans	39	0	39	0
Asset-backed securities — other	29	0	24	5
Collateralized debt obligations	79	0	37	42
Commercial mortgage-backed	95	0	95	0
Residential mortgage-backed:
Government sponsored enterprises	201	0	201	0
Non-government sponsored enterprises	28	0	28	0

Total fixed maturities — Exchange	$7,019	$17	$6,946	$56

Equity securities
U.S. nonredeemable preferred securities:
Financial	$349	$97	$247	$5
Non-financial	132	47	85	0
Government sponsored enterprises	0	0	0	0
Foreign nonredeemable preferred securities:
Financial	48	16	32	0
Non-financial	9	0	9	0

Total equity securities — Exchange	$538	$160	$373	$5

Total available for sale securities — Exchange	$7,557	$177	$7,319	$61

Trading securities:
Common stock	$1,985	$1,974	$0	$11

Total trading securities	$1,985	$1,974	$0	$11

Total — Exchange	$9,542	$2,151	$7,319	$72

Total — Erie Insurance Group	$10,309	$2,194	$8,032	$83

Level 3 Assets — Quarterly Change:

	Erie Insurance Group
						Ending
	Beginning		Included in other	Purchases,	Transfers in	balance at
	balance at	Included in	comprehensive	sales and	and (out) of	September 30,
(in millions)	June 30, 2010	earnings(1)	income	adjustments	Level 3 (2)	2010

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$2	$0	$0	$0	$0	$2
Collateralized debt obligations	8	0	0	0	(1)	7

Total fixed maturities	10	0	0	0	(1)	9
Preferred stock:
U.S. nonredeemable — financial	1	0	0	1	0	2

Total preferred stock	1	0	0	1	0	2

Total Level 3 assets — Indemnity	$11	$0	$0	$1	$(1)	$11
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — non-financial	$9	$0	$0	$0	$0	$9
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	53	0	0	(1)	(10)	42

Total fixed maturities	67	0	0	(1)	(10)	56
Preferred stock:
U.S. nonredeemable — financial	4	0	0	1	0	5

Total preferred stock	4	0	0	1	0	5
Trading securities:

Common stock	10	1	0	0	0	11

Total Level 3 assets — Exchange	$81	$1	$0	$0	$(10)	$72

Total Level 3 assets — Erie Insurance Group	$92	$1	$0	$1	$(11)	$83

Level 3 Assets — Year-to-Date Change:

	Erie Insurance Group
	Beginning					Ending
	balance at		Included in other	Purchases,	Transfers in	balance at
	December 31,	Included in	comprehensive	sales and	and (out) of	September 30,
(in millions)	2009	earnings(1)	income	adjustments	Level 3 (2)	2010

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$2	$0	$0	$0	$0	$2
Collateralized debt obligations	8	0	0	0	(1)	7

Total fixed maturities	10	0	0	0	(1)	9
Preferred stock:
U.S. nonredeemable — financial	1	0	0	1	0	2

Total preferred stock	1	0	0	1	0	2

Total Level 3 assets — Indemnity	$11	$0	$0	$1	$(1)	$11
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — non-financial	$17	$0	$0	$0	$(8)	$9
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	49	2	4	0	(13)	42

Total fixed maturities	71	2	4	0	(21)	56
Preferred stock:
U.S. nonredeemable — financial	4	0	1	0	0	5

Total preferred stock	4	0	1	0	0	5
Trading securities:

Common stock	9	2	0	0	0	11

Total Level 3 assets — Exchange	$84	$4	$5	$0	$(21)	$72

Total Level 3 assets — Erie Insurance Group	$95	$4	$5	$1	$(22)	$83

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or nine months ended September 30, 2010 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. There were no significant transfers in and out of Level 3. Transfers in and out of levels are recognized at the end of the period.
     There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2010.

     The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31, 2009:

	Erie Insurance Group
		At December 31, 2009
		Fair value measurements using:
		Quoted prices
		in active	Significant	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available-for-sale securities:
Fixed maturities	$664	$6	$648	$10
Preferred stock	38	9	28	1
Trading securities — common stock	42	42	0	0

Total — Indemnity	$744	$57	$676	$11
Exchange
Available-for-sale securities:
Fixed maturities	$6,517	$31	$6,415	$71
Preferred stock	472	157	311	4
Trading securities — common stock	1,835	1,826	0	9

Total — Exchange	$8,824	$2,014	$6,726	$84

Total — Erie Insurance Group	$9,568	$2,071	$7,402	$95

Level 3 Assets — Quarterly Change:

	Erie Insurance Group
						Ending
	Beginning		Included in other	Purchases,	Transfers in	balance at
	balance at	Included in	comprehensive	sales and	and (out) of	September 30,
(in millions)	June 30,2009	earnings(1)	income	adjustments	Level 3 (2)	2009

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$5	$0	$0	$0	$(5)	$0
Collateralized debt obligations	9	(2)	2	0	0	9

Total fixed maturities	14	(2)	2	0	(5)	9
Preferred stock:
U.S. nonredeemable — financial	7	0	0	0	(3)	4
U.S. nonredeemable — non-financial	4	0	0	0	(4)	0

Total preferred stock	11	0	0	0	(7)	4

Total Level 3 assets — Indemnity	$25	$(2)	$2	$0	$(12)	$13
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$17	$0	$0	$0	$(17)	$0
U.S. corporate debt — non-financial	19	0	0	0	(2)	17
Foreign corporate debt — financial	0	0	0	0	0	0
Foreign corporate debt — non-financial	1	0	0	0	0	1
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	76	(5)	5	1	0	77

Total fixed maturities	118	(5)	5	1	(19)	100
Preferred stock:
U.S. nonredeemable — financial	20	0	1	0	(12)	9
U.S. nonredeemable — non-financial	24	0	0	0	(19)	5

Total preferred stock	44	0	1	0	(31)	14

Total Level 3 assets — Exchange	$162	$(5)	$6	$1	$(50)	$114

Total Level 3 assets — Erie Insurance Group	$187	$(7)	$8	$1	$(62)	$127

Level 3 Assets — Year-to-Date Change:

	Erie Insurance Group
						Ending
	Beginning		Included in other	Purchases,	Transfers in	balance at
	balance at	Included in	comprehensive	sales and	and (out) of	September 30,
(in millions)	December 31, 2008	earnings(1)	income	adjustments	Level 3 (2)	2009

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$5	$0	$0	$0	$(5)	$0
Collateralized debt obligations	7	(1)	3	0	0	9
Commercial mortgage-backed securities	2	0	0	0	(2)	0

Total fixed maturities	14	(1)	3	0	(7)	9
Preferred stock:
U.S. nonredeemable — financial	7	0	0	0	(3)	4
U.S. nonredeemable — non-financial	4	0	0	0	(4)	0

Total preferred stock	11	0	0	0	(7)	4

Total Level 3 assets — Indemnity	$25	$(1)	$3	$0	$(14)	$13
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt —financial	$36	$0	$0	$(16)	$(20)	$0
U.S. corporate debt — non-financial	21	0	0	(1)	(3)	17
Foreign corporate debt —financial	1	0	0	0	(1)	0
Foreign corporate debt — non-financial	2	0	0	(1)	0	1
Asset backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	36	(8)	23	10	16	77
Commercial mortgage-backed securities	7	0	0	0	(7)	0

Total fixed maturities	108	(8)	23	(8)	(15)	100
Preferred stock:
U.S. nonredeemable — financial	24	0	0	0	(15)	9
U.S. nonredeemable — non-financial	22	0	0	0	(17)	5

Total preferred stock	46	0	0	0	(32)	14

Total Level 3 assets — Exchange	$154	$(8)	$23	$(8)	$(47)	$114

Total Level 3 assets — Erie Insurance Group	$179	$(9)	$26	$(8)	$(61)	$127

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or nine months ended September 30, 2009 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the end of the period.
Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when in our judgment a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions. At September 30, 2010, we adjusted some prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes.

The following table displays the number and values of these adjustments at September 30, 2010:

		Value of	Value of
		securities	securities used in
	Number of	using pricing	the financial
(dollars in millions)	holdings	service	statements

Indemnity	1	$0	$0
Exchange	2	4	5

Total — Erie Insurance Group		$4	$5

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

The following table sets forth the fair value of the consolidated fixed maturity and preferred stock securities by pricing source:

	Erie Insurance Group
	September 30, 2010
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Fixed maturity securities:
Priced via pricing services	$684	$4	$680	$0
Priced via market comparables/non-binding broker quote(1)	2	0	2	0
Priced via internal modeling (2)	9	0	0	9

Total fixed maturity securities	695	4	682	9

Preferred stock securities:
Priced via pricing services	44	13	29	2
Priced via market comparables/non-binding broker quote (1)	2	0	2	0
Priced via internal modeling (2)	0	0	0	0

Total preferred stock securities	46	13	31	2

Common stock securities:
Priced via pricing services	26	26	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	0	0	0	0

Total common stock securities	26	26	0	0

Total available-for-sale/trading securities — Indemnity	$767	$43	$713	$11

Exchange
Fixed maturity securities:
Priced via pricing services	$6,913	$17	$6,896	$0
Priced via market comparables/non-binding broker quote (1)	51	0	50	1
Priced via internal modeling (2)	55	0	0	55

Total fixed maturity securities	7,019	17	6,946	56

Preferred stock securities:
Priced via pricing services	521	160	356	5
Priced via market comparables/non-binding broker quote (1)	17	0	17	0
Priced via internal modeling (2)	0	0	0	0

Total preferred stock securities	538	160	373	5

Common stock securities:
Priced via pricing services	1,973	1,973	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	12	1	0	11

Total common stock securities	1,985	1,974	0	11

Total available-for-sale/trading securities — Exchange	$9,542	$2,151	$7,319	$72

Total available-for-sale/trading securities — Erie Insurance Group	$10,309	$2,194	$8,032	$83

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)	Internal modeling using a discounted cash flow model was performed on 15 fixed maturities and 3 common equity securities representing less than 0.7% of the total portfolio of the Erie Insurance Group.
We have no assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010.

Note 7. Investments
The following tables summarize the cost and fair value of our available-for-sale securities at September 30, 2010 and December 31, 2009:

	Erie Insurance Group
	September 30, 2010
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
Available-for-sale securities	cost	gains	losses	fair value

Indemnity
Fixed maturities
U.S. treasuries and government agencies	$5	$1	$0	$6
U.S. government sponsored enterprises	13	0	0	13
Municipal securities	249	14	0	263
U.S. corporate debt — non-financial	164	16	0	180
U.S. corporate debt — financial	140	10	1	149
Foreign corporate debt — non-financial	26	3	0	29
Foreign corporate debt — financial	23	2	0	25
Structured securities:
Asset-backed securities — auto loans	2	0	0	2
Collateralized debt obligations	10	1	1	10
Commercial mortgage-backed	4	0	0	4
Residential mortgage-backed:
Government sponsored enterprises	10	1	0	11
Non-government sponsored enterprises	3	0	0	3

Total fixed maturities-Indemnity	$649	$48	$2	$695

Equity securities
U.S. nonredeemable preferred securities:
Financial	$23	$4	$0	$27
Non-financial	13	1	0	14
Foreign nonredeemable preferred securities:
Financial	3	1	0	4
Non-financial	1	0	0	1

Total equity securities — Indemnity	$40	$6	$0	$46

Total available-for-sale securities — Indemnity	$689	$54	$2	$741

Exchange
Fixed maturities
U.S. treasuries and government agencies	$5	$1	$0	$6
U.S. government sponsored enterprises	60	2	0	62
Foreign government	20	1	0	21
Municipal securities	1,364	81	0	1,445
U.S. corporate debt — non-financial	2,114	236	3	2,347
U.S. corporate debt — financial	1,666	168	6	1,828
Foreign corporate debt — non-financial	407	42	0	449
Foreign corporate debt — financial	363	28	1	390
Structured securities:
Asset-backed securities — auto loans	36	3	0	39
Asset-backed securities — other	28	1	0	29
Collateralized debt obligations	80	5	6	79
Commercial mortgage-backed	90	6	1	95
Residential mortgage-backed:
Government sponsored enterprises	191	10	0	201
Non-government sponsored enterprises	29	0	1	28

Total fixed maturities — Exchange	$6,453	$584	$18	$7,019

Equity securities
U.S. nonredeemable preferred securities:
Financial	$291	$60	$2	$349
Non-financial	124	9	1	132
Government sponsored enterprises	0	0	0	0
Foreign nonredeemable preferred securities:
Financial	44	5	1	48
Non-financial	8	1	0	9

Total equity securities — Exchange	$467	$75	$4	$538

Total available-for-sale securities — Exchange	$6,920	$659	$22	$7,557

Total available-for-sale securities — Erie Insurance Group	$7,609	$713	$24	$8,298

	Erie Insurance Group
	December 31, 2009
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
Available-for-sale securities	cost	gains	losses	fair value

Indemnity
Fixed maturities
U.S. treasuries and government agencies	$3	$0	$0	$3
U.S. government sponsored enterprises	14	0	0	14
Foreign government	2	0	0	2
Municipal securities	235	9	0	244
U.S. corporate debt — non-financial	172	10	1	181
U.S. corporate debt — financial	135	7	4	138
Foreign corporate debt — non-financial	26	2	0	28
Foreign corporate debt — financial	19	2	1	20
Structured securities:
Asset-backed securities — auto loans	4	0	0	4
Collateralized debt obligations	10	0	2	8
Commercial mortgage-backed	5	0	0	5
Residential mortgage-backed:
Government sponsored enterprises	14	0	0	14
Non-government sponsored enterprises	3	0	0	3

Total fixed maturities-Indemnity	$642	$30	$8	$664

Equity securities
U.S. nonredeemable preferred securities:
Financial	$20	$3	$1	$22
Non-financial	9	1	0	10
Foreign nonredeemable preferred securities:
Financial	5	0	0	5
Non-financial	1	0	0	1

Total equity securities — Indemnity	$35	$4	$1	$38

Total available-for-sale securities — Indemnity	$677	$34	$9	$702

Exchange
Fixed maturities
U.S. treasuries and government agencies	$5	$0	$0	$5
U.S. government sponsored enterprises	76	1	0	77
Foreign government	10	1	0	11
Municipal securities	1,389	55	3	1,441
U.S. corporate debt — non-financial	2,078	125	10	2,193
U.S. corporate debt — financial	1,498	82	28	1,552
Foreign corporate debt — non-financial	375	22	2	395
Foreign corporate debt — financial	292	11	4	299
Structured securities:
Asset-backed securities — auto loans	48	3	0	51
Asset-backed securities — credit cards	5	0	0	5
Asset-backed securities — other	35	0	2	33
Collateralized debt obligations	88	5	16	77
Commercial mortgage-backed	127	5	5	127
Residential mortgage-backed:
Government sponsored enterprises	192	6	0	198
Non-government sponsored enterprises	59	0	6	53

Total fixed maturities — Exchange	$6,277	$316	$76	$6,517

Equity securities
U.S. nonredeemable preferred securities:
Financial	$259	$53	$11	$301
Non-financial	111	4	2	113
Government sponsored enterprises	1	2	0	3
Foreign nonredeemable preferred securities:
Financial	46	4	3	47
Non-financial	8	0	0	8

Total equity securities — Exchange	$425	$63	$16	$472

Total available-for-sale securities — Exchange	$6,702	$379	$92	$6,989

Total available-for-sale securities — Erie Insurance Group	$7,379	$413	$101	$7,691

The amortized cost and estimated fair value of fixed maturities at September 30, 2010, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	Amortized	Estimated
(in millions)	cost	fair value
Indemnity
Due in one year or less	$34	$36
Due after one year through five years	268	283
Due after five years through ten years	244	268
Due after ten years	103	108

Total fixed maturities — Indemnity	$649	$695

Exchange
Due in one year or less	$314	$330
Due after one year through five years	2,279	2,450
Due after five years through ten years	2,575	2,855
Due after ten years	1,285	1,384

Total fixed maturities — Exchange	$6,453	$7,019

Total fixed maturities — Erie Insurance Group	$7,102	$7,714

Fixed maturities and equity securities in a gross unrealized loss position at September 30, 2010 are as follows for Indemnity. Data is provided by length of time securities were in a gross unrealized loss position.
September 30, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings

Indemnity
Fixed maturities:
U.S. government sponsored enterprises	$3	$0	$0	$0	$3	$0	1
Municipal securities	4	0	2	0	6	0	4
U.S. corporate debt — non-financial	5	0	2	0	7	0	3
U.S. corporate debt — financial	0	0	10	1	10	1	5
Foreign corporate debt — non-financial	0	0	1	0	1	0	1
Foreign corporate debt — financial	0	0	2	0	2	0	1
Structured securities:
Collateralized debt obligations	0	0	4	1	4	1	5
Commercial mortgage-backed	1	0	0	0	1	0	1

Total fixed maturities — Indemnity	$13	$0	$21	$2	$34	$2	21

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$0	$0	$5	$0	$5	$0	3
Non-financial	0	0	2	0	2	0	1
Government sponsored enterprises	0	0	0	0	0	0	2
Foreign nonredeemable preferred securities:
Financial	0	0	1	0	1	0	1

Total equity securities — Indemnity	$0	$0	$8	$0	$8	$0	7

Quality breakdown of fixed maturities at September 30, 2010

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Indemnity
Investment grade	$13	$0	$19	$1	$32	$1	18
Non-investment grade	0	0	2	1	2	1	3

Total fixed maturities — Indemnity	$13	$0	$21	$2	$34	$2	21

Fixed maturities and equity securities in a gross unrealized loss position at September 30, 2010 are as follows for the Exchange. Data is provided by length of time securities were in a gross unrealized loss position.
September 30, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings

Exchange
Fixed maturities:
U.S. government sponsored enterprises	$16	$0	$0	$0	$16	$0	2
Municipal securities	16	0	14	0	30	0	4
U.S. corporate debt — non-financial	37	0	38	3	75	3	11
U.S. corporate debt — financial	13	0	90	6	103	6	30
Foreign corporate debt — non-financial	0	0	15	0	15	0	3
Foreign corporate debt — financial	5	0	16	1	21	1	4
Structured securities:
Asset backed — other	0	0	3	0	3	0	1
Collateralized debt obligations	7	0	37	6	44	6	8
Commercial mortgage-backed	0	0	12	1	12	1	3
Residential mortgage-backed:
Non-government sponsored enterprises	0	0	8	1	8	1	2

Total fixed maturities — Exchange	$94	$0	$233	$18	$327	$18	68

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$27	$0	$25	$2	$52	$2	7
Non-financial	12	0	18	1	30	1	5
Government sponsored enterprises	0	0	0	0	0	0	2
Foreign nonredeemable preferred securities:
Financial	2	0	15	1	17	1	4

Total equity securities — Exchange	$41	$0	$58	$4	$99	$4	18

Quality breakdown of fixed maturities at September 30, 2010

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Exchange
Investment grade	$85	$0	$174	$13	$259	$13	48
Non-investment grade	9	0	59	5	68	5	20

Total fixed maturities — Exchange	$94	$0	$233	$18	$327	$18	68

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
December 31, 2009

	Erie Insurance Group
	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Indemnity
Fixed maturities:
U.S. government sponsored enterprises	$8	$0	$0	$0	$8	$0	2
Municipal securities	18	0	5	0	23	0	12
U.S. corporate debt – non-financial	19	0	8	1	27	1	16
U.S. corporate debt – financial	16	1	40	3	56	4	42
Foreign corporate debt – non-financial	0	0	4	0	4	0	3
Foreign corporate debt – financial	2	0	3	1	5	1	4
Structured securities:
Collateralized debt obligations	0	0	3	2	3	2	6
Commercial mortgage-backed	0	0	1	0	1	0	1
Residential mortgage-backed:
Government sponsored enterprises	6	0	0	0	6	0	2
Non-government sponsored enterprises	0	0	3	0	3	0	2

Total fixed maturities – Indemnity	$69	$1	$67	$7	$136	$8	90

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$5	$0	$5	$1	$10	$1	8
Non-financial	3	0	4	0	7	0	3
Foreign nonredeemable preferred securities:
Financial	0	0	1	0	1	0	1

Total equity securities – Indemnity	$8	$0	$10	$1	$18	$1	12

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Indemnity
Investment grade	$69	$1	$49	$4	$118	$5	71
Non-investment grade	0	0	18	3	18	3	19

Total fixed maturities – Indemnity	$69	$1	$67	$7	$136	$8	90

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2009 are as follows for the Exchange. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2009

	Erie Insurance Group
	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	Value	losses	holdings
Exchange
Fixed maturities:
U.S. government sponsored enterprises	$50	$0	$0	$0	$50	$0	6
Municipal securities	105	2	26	1	131	3	24
U.S. corporate debt – non-financial	128	3	129	7	257	10	56
U.S. corporate debt – financial	159	2	318	26	477	28	98
Foreign corporate debt – non-financial	12	0	36	2	48	2	9
Foreign corporate debt – financial	17	0	68	4	85	4	17
Structured securities:
Asset backed – credit cards	0	0	5	0	5	0	1
Asset backed – other	0	0	18	2	18	2	3
Collateralized debt obligations	8	1	28	15	36	16	15
Commercial mortgage-backed	1	0	34	5	35	5	6
Residential mortgage-backed:
Government sponsored enterprises	28	0	0	0	28	0	4
Non-government sponsored enterprises	0	0	45	6	45	6	9

Total fixed maturities – Exchange	$508	$8	$707	$68	$1,215	$76	248

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$36	$2	$72	$9	$108	$11	20
Non-financial	14	0	43	2	57	2	10
Foreign nonredeemable preferred securities:
Financial	0	0	18	3	18	3	4

Total equity securities – Exchange	$50	$2	$133	$14	$183	$16	34

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Investment grade	$494	$8	$522	$50	$1,016	$58	191
Non-investment grade	14	0	185	18	199	18	57

Total fixed maturities – Exchange	$508	$8	$707	$68	$1,215	$76	248

Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Indemnity
Fixed maturities	$8	$9	$25	$28
Equity securities	1	1	3	4
Cash equivalents and other	1	0	1	1

Total investment income	10	10	29	33
Less: investment expenses	0	0	1	1

Investment income, net of expenses – Indemnity	$10	$10	$28	$32

Exchange
Fixed maturities	$88	$83	$261	$257
Equity securities	18	15	52	49
Cash equivalents and other	1	0	1	4

Total investment income	107	98	314	310
Less: investment expenses	7	6	20	18

Investment income, net of expenses – Exchange	$100	$92	$294	$292

Total consolidated investment income, net of expenses – Erie Insurance Group	$110	$102	$322	$324

Dividend income is recognized as earned and recorded to net investment income.
Realized gains (losses) on investments were as follows:

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Indemnity
Available-for-sale securities:
Fixed maturities
Gross realized gains	$2	$0	$5	$1
Gross realized losses	(1)	0	(1)	(3)

Net realized gains (losses)	1	0	4	(2)

Equity securities
Gross realized gains	0	3	1	6
Gross realized gains (losses)	1	(3)	0	(6)

Net realized gains	1	0	1	0

Trading securities:
Common stock
Gross realized gains	4	1	5	2
Gross realized losses	(1)	0	(1)	(3)
Valuation adjustments	0	4	(2)	8

Net realized gains	3	5	2	7

Net realized gains on investments – Indemnity	$5	$5	$7	$5

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Exchange
Available-for-sale securities:
Fixed maturities
Gross realized gains	$10	$5	$38	$14
Gross realized losses	(4)	(6)	(16)	(34)

Net realized gains (losses)	6	(1)	22	(20)

Equity securities
Gross realized gains	4	17	11	30
Gross realized losses	(1)	(10)	(2)	(23)

Net realized gains	3	7	9	7

Trading securities:
Common stock
Gross realized gains	24	33	113	81
Gross realized losses	(20)	(19)	(50)	(181)
Valuation adjustments	187	226	16	412

Net realized gains	191	240	79	312

Net realized gains on investments – Exchange	$200	$246	$110	$299

Net realized gains on investments – Erie Insurance Group	$205	$251	$117	$304

The components of other-than-temporary impairments on investments are included below.

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Indemnity
Fixed maturities	$0	$(2)	$(1)	$(6)
Equity securities	0	(1)	0	(4)

Total	0	(3)	(1)	(10)
Portion recognized in other comprehensive income	0	0	0	0

Net impairment losses recognized in earnings – Indemnity	$0	$(3)	$(1)	$(10)

Exchange
Fixed maturities	$0	$(11)	$(4)	$(43)
Equity securities	0	(2)	(1)	(46)

Total	0	(13)	(5)	(89)
Portion recognized in other comprehensive income	0	0	0	0

Net impairment losses recognized in earnings – Exchange	$0	$(13)	$(5)	$(89)

Net impairment losses recognized in earnings – Erie Insurance Group	$0	$(16)	$(6)	$(99)

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

Limited partnerships
Our limited partnership investments are recorded using the equity method of accounting. As these investments are generally reported on a one-quarter lag, our limited partnership results through September 30, 2010 are comprised of general partnership financial results for the fourth quarter of 2009 and the first two quarters of 2010. Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2010. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
We have provided summarized financial information in the following table for the nine months ended September 30, 2010 and for the year ended December 31, 2009. Amounts provided in the table are presented using the latest available financial statements received from the partnerships. Limited partnership financial information has been presented based on the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through September 30, 2010 include the general partnership financial results for the fourth quarter of 2009 and the first six months of 2010.

	As of and for the nine months ended September 30, 2010
			Income (loss)
			recognized
(dollars in millions)			due to valuation
Investment percentage in partnership	Number of		adjustments	Income (loss)
for Erie Insurance Group	partnerships	Asset recorded	by the partnerships	recorded

Indemnity
Private equity:
Less than 10%	26	$77	$7	$2
Greater than or equal to 10% but less than 50%	3	8	1	(1)
Greater than 50%	1	3	0	0
Total private equity	30	88	8	1
Mezzanine debt:
Less than 10%	12	33	4	1
Greater than or equal to 10% but less than 50%	3	16	2	(2)
Greater than 50%	1	2	0	0

Total mezzanine debt	16	51	6	(1)
Real estate:
Less than 10%	19	70	0	(2)
Greater than or equal to 10% but less than 50%	5	15	0	(1)
Greater than 50%	4	10	3	(3)

Total real estate	28	95	3	(6)

Total limited partnerships — Indemnity	74	$234	$17	$(6)

Exchange
Private equity:
Less than 10%	41	$491	$26	$14
Greater than or equal to 10% but less than 50%	3	36	5	(1)
Greater than 50%	1	6	0	0

Total private equity	45	533	31	13
Mezzanine debt:
Less than 10%	15	151	12	5
Greater than or equal to 10% but less than 50%	4	42	2	(2)
Greater than 50%	3	30	1	1

Total mezzanine debt	22	223	15	4
Real estate:
Less than 10%	32	301	(12)	(3)
Greater than or equal to 10% but less than 50%	7	56	0	(3)
Greater than 50%	4	35	13	(11)

Total real estate	43	392	1	(17)

Total limited partnerships — Exchange	110	$1,148	$47	$0

Total limited partnerships — Erie Insurance Group		$1,382	$64	$(6)

Per the limited partner financial statements, total partnership assets were $56 billion and total partnership liabilities were $10 billion at September 30, 2010 (as recorded in the June 30, 2010 limited partnership financial statements). For the nine month period comparable to that presented in the preceding table (fourth quarter 2009 and first two quarters of 2010), total partnership valuation adjustment gains were $4 billion and total partnership net income was $449 million.

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

Note 8. Bank Line of Credit
As of September 30, 2010, Indemnity has available a $100 million line of credit that expires on December 31, 2011. There were no borrowings outstanding on the line of credit as of September 30, 2010. Bonds with a fair value of $128 million are pledged as collateral on the line at September 30, 2010.
As of September 30, 2010, the Exchange has available a $200 million revolving line of credit that expires on September 30, 2012. There were no borrowings outstanding on the line of credit as of September 30, 2010. Bonds with a fair value of $258 million are pledged as collateral on the line at September 30, 2010.
Securities pledged as collateral on both lines have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of September 30, 2010. The banks require compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange’s line of credit and minimum net worth and leverage ratios for Indemnity’s line of credit. We are in compliance with all covenants at September 30, 2010.
Note 9. Income Tax
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2010, we recorded a net deferred tax liability of $92 million on our Consolidated Statements of Financial Position. Of this amount, $103 million represents a net deferred tax liability relating to the Exchange, offset by a net deferred tax asset of $11 million relating to Indemnity. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the losses ultimately recognized for tax purposes will be fully utilized. As such, there was no deferred tax valuation allowance recorded at September 30, 2010. The Exchange records an actual period-to-date tax rate rather than the annual projected effective tax rate. This is primarily due to the uncertainty in making a reliable estimate of the annual projected effective tax rate due to the volatility of pre-tax income related to investment and underwriting income.
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
We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The components of net periodic benefit cost for our pension benefits are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Service cost	$3	$3	$11	$11
Interest cost	5	5	15	15
Expected return on plan assets	(6)	(6)	(19)	(18)
Amortization of prior service cost	1	1	1	1
Amortization of actuarial loss	1	1	3	2

Net periodic benefit cost	$4	$4	$11	$11

Note 11. Reconciliation of Shareholders’ Equity
A reconciliation of shareholders’ equity follows for the year to date December 31, 2009 and September 30, 2010:

	Indemnity	Exchange
	shareholders’	noncontrolling	Erie Insurance
(in millions, except per share data)	interest	interest	Group
Balance at December 31, 2008	$792	$3,967	$4,759
Comprehensive income:
Net income	108	338	446
Other comprehensive income, net of tax:
Unrealized gains on securities	75	518	593
Postretirement plans:
Prior service cost	0	—	0
Net actuarial gain	27	—	27
Loss due to amendments	(2)	—	(2)
Curtailment/settlement loss	(1)	—	(1)

Postretirement plans	24	—	24

Other comprehensive income, net of tax	99	518	617

Comprehensive income	207	856	1,063

Purchase of treasury stock	(3)	—	(3)
Conversion of Class B shares to Class A shares	0	—	0
Dividends declared:
Class A $1.83 per share	(94)	—	(94)
Class B $274.50 per share	0	—	0

Balance at December 31, 2009	$902	$4,823	$5,725

Comprehensive income:
Net income	150	256	406
Other comprehensive income, net of tax:
Unrealized gains on securities	26	189	215

Other comprehensive income, net of tax	26	189	215

Comprehensive income	176	445	621

Purchase of treasury stock	(46)	—	(46)
Dividends declared:
Class A $1.44 per share	(73)	—	(73)
Class B $216.00 per share	(1)	—	(1)

Balance at September 30, 2010	$958	$5,268	$6,226

Note 12. Commitments and Contingencies
Indemnity has contractual commitments to invest up to $60 million related to its limited partnership investments at September 30, 2010. These commitments are split between private equity securities of $27 million, real estate activities of $21 million and mezzanine debt securities of $12 million. These commitments will be funded as required by the partnership agreements.
The Exchange, including EFL, has contractual commitments to invest up to $472 million related to its limited partnership investments at September 30, 2010. These commitments are split between private equity securities of $215 million, real estate activities of $173 million and mezzanine debt securities of $84 million. These commitments will be funded as required by the partnership agreements.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.
Note 13. Statutory Information
Cash and securities with a carrying value of $14 million and $13 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at September 30, 2010 and December 31, 2009, respectively.

Note 14. Indemnity Supplemental Information

	Consolidated Statement of Financial Position
	Indemnity	Exchange	Reclassifications	Erie
September 30, 2010	shareholder	noncontrolling	and	Insurance
(in millions)	interest	Interest	eliminations	Group

Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$695	$7,019	$—	$7,714
Equity securities	46	538	—	584
Trading securities, at fair value	26	1,985	—	2,011
Limited partnerships	234	1,148	—	1,382
Other invested assets	1	19	—	20

Total investments	1,002	10,709	—	11,711
Cash and cash equivalents	73	239	—	312
Premiums receivable from policyholders	262	997	(266)	993
Reinsurance recoverable	2	202	—	204
Deferred income taxes	11	—	—	11
Deferred acquisition costs	57	416	—	473
Other assets	115	339	—	454
Reinsurance recoverables and receivables from Exchange and other affiliates	1,075	—	(1,075)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	87	—	(87)	—

Total assets	$2,709	$12,902	$(1,453)	$14,158

Liabilities
Losses and loss expense reserves(1)	$931	$3,442	$(760)	$3,613
Life policy and deposit contract reserves	—	1,600	—	1,600
Unearned premiums(1)	474	2,039	(355)	2,158
Deferred income taxes	—	103	—	103
Other liabilities	346	363	(251)	458

Total liabilities	1,751	7,547	(1,366)	7,932

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	958	—	—	958
Noncontrolling interest in consolidated entity — Exchange	—	5,355	(87)	5,268

Total equity	958	5,355	(87)	6,226

Total liabilities, shareholders’ equity and noncontrolling interest	$2,709	$12,902	$(1,453)	$14,158

(1)	Indemnity’s insurance related accounts in this table include its wholly-owned property and casualty insurance subsidiaries’ direct business in addition to their share of the pooling transactions, which represents 5.5% of the total Property and Casualty Group business. The Consolidated Statements of Financial Position include direct business only as the 5.5% of activity assumed in accordance with the intercompany pooling arrangement has been eliminated in the consolidated presentation.

	Consolidated Statement of Financial Position
	Indemnity	Exchange	Reclassifications	Erie
December 31, 2009	shareholder	noncontrolling	and	Insurance
(in millions)	interest	interest	eliminations	Group

Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$664	$6,517	$—	$7,181
Equity securities	38	472	—	510
Trading securities, at fair value	42	1,835	—	1,877
Limited partnerships	235	1,116	—	1,351
Other invested assets	1	20	—	21

Total investments	980	9,960	—	10,940
Cash and cash equivalents	76	158	—	234
Premiums receivable from policyholders	237	872	(203)	906
Reinsurance recoverable	2	213	—	215
Deferred income taxes	41	75	—	116
Deferred acquisition costs	17	450	—	467
Other assets	102	308	(1)	409
Reinsurance recoverables and receivables from Exchange and other affiliates	1,115	—	(1,115)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	72	—	(72)	—

Total assets	$2,667	$12,036	$(1,416)	$13,287

Liabilities
Losses and loss expense reserves(1)	$965	$3,424	$(791)	$3,598
Life policy and deposit contract reserves	—	1,540	—	1,540
Unearned premiums(1)	434	1,872	(325)	1,981
Other liabilities	366	305	(228)	443

Total liabilities	1,765	7,141	(1,344)	7,562

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	902	—	—	902
Noncontrolling interest in consolidated entity — Exchange	—	4,895	(72)	4,823

Total equity	902	4,895	(72)	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$2,667	$12,036	$(1,416)	$13,287

(1)	Indemnity’s insurance related accounts in this table include its wholly-owned property and casualty insurance subsidiaries’ direct business in addition to their share of the pooling transactions, which represents 5.5% of the total Property and Casualty Group business. The Consolidated Statements of Financial Position include direct business only as the 5.5% of activity assumed in accordance with the intercompany pooling arrangement has been eliminated in the consolidated presentation.
Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL accrued interest to Indemnity of $0.4 million in each of the third quarters ended September 30, 2010 and 2009.

	Income attributable to Indemnity shareholder interest
		Three months ended		Nine months ended
		September 30,		September 30,
(in millions)	Percent	2010	2009	2010	2009

Management operations
Management fee revenue, net	100.0%	$266	$253	$773	$742
Service agreement revenue	100.0%	9	9	26	26

Total revenue from management operations		275	262	799	768
Cost of management operations	100.0%	217	214	626	615

Income from management operations before taxes		58	48	173	153

Property and casualty insurance operations
Premiums earned	5.5%	55	53	161	157
Losses and loss expenses	5.5%	38	34	118	112
Underwriting expenses	5.5%	16	18	46	48

Income (loss) from property and casualty insurance operations before taxes		1	1	(3)	(3)

Life insurance operations
Total revenue	21.6%	10	7	28	20
Total benefits and expenses	21.6%	7	5	20	18

Income from life insurance operations before taxes		3	2	8	2

Investment operations
Investment income, net of expenses		10	10	28	32
Net realized gains on investments		5	5	7	5
Impairment losses recognized in earnings		0	(3)	(1)	(10)
Equity in earnings (losses) of limited partnerships		5	(9)	11	(64)

Income (loss) from investment operations before taxes		20	3	45	(37)

Income from operations before income taxes and noncontrolling interest		82	54	223	115
Provision for income taxes		28	14	73	31

Net income		$54	$40	$150	$84

Indemnity’s components of direct cash flows as presented in the Consolidated Statements of Cash Flows is as follows for the nine months ended September 30:
Direct method of cash flows

	Indemnity
(in millions)	2010	2009

Management fee received	$713	$690
Service agreement fee received	26	26
Premiums collected	166	162
Net investment income received	33	33
Limited partnership distributions	14	9
Decrease in reimbursements collected from affiliates	(5)	(21)
Commissions and bonuses paid to agents	(414)	(420)
Salaries and wages paid	(80)	(80)
Pension contribution and employee benefits paid	(29)	(29)
Losses paid	(99)	(94)
Loss expenses paid	(17)	(16)
Other underwriting and acquisition costs paid	(42)	(45)
General operating expenses paid	(87)	(81)
Income taxes paid	(50)	(45)

Net cash provided by operating activities	129	89
Net cash used in investing activities	(14)	(42)
Net cash used in financing activities	(118)	(71)

Net decrease in cash	(3)	(24)
Cash and cash equivalents at beginning of period	76	61

Cash and cash equivalents at end of period	$73	$37

Note 15. EFL Supplemental Information
EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. Indemnity owns 21.6% of EFL’s common shares outstanding and accounts for its ownership interest using the equity method of accounting.
The following presents condensed financial information for EFL on a U.S. GAAP basis:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Policy and other revenues	$16	$14	$48	$49
Net investment income	27	19	79	45
Benefits and expenses	27	25	90	86

Income before income taxes	16	8	37	8
Income tax expense (benefit)	7	(16)	10	(18)

Net income	9	24	27	26

Comprehensive income	$24	$62	$68	$138

EFL recorded no impairment charges in the third quarter of 2010 compared to $3 million in the third quarter of 2009. Realized gains on investments totaled $3 million in both the third quarter of 2010 and 2009. Equity in earnings of limited partnerships improved by $3 million in the third quarter of 2010 compared to the third quarter of 2009.
Net income in the third quarter of 2009 was positively impacted by the reversal of the deferred tax valuation allowance of $19 million. As a result of improved market conditions, the valuation allowance was reduced by $4 million to $0 in the first quarter of 2010 and remains at $0 at September 30, 2010.
EFL experienced unrealized gains, after tax of $13 million in the third quarter of 2010 which contributed to the change in comprehensive income. Comprehensive income for the third quarter of 2009 included unrealized gains after tax of $38 million.
For the nine months ended September 30, 2010, total investment income increased $34 million over the nine months ended September 30, 2009 primarily as a result of a $10 million increase in realized gains, a $16 million decrease in impairment losses and a $7 million decrease in equity in losses of limited partnerships.

	At September 30,	At December 31,
(in millions, except per share data)	2010	2009

Investments	$1,823	$1,639
Total assets	2,090	1,941
Liabilities	1,690	1,609
Accumulated other comprehensive income	57	18
Cumulative effect adjustment	—	27
Total shareholders’ equity	400	333
Book value per share	$42.36	$35.19
EFL shareholders’ equity increased $67 million at September 30, 2010 compared to December 31, 2009. The main factors driving this increase were $38 million in unrealized gains, net of tax and net income of $29 million.
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
Note 17. Subsequent Events
We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance and have identified the following:
On November 4, 2010, Erie Indemnity Company (“Indemnity”) entered into a definitive agreement (the “Wholly Owned Subsidiaries Stock Purchase Agreement”) with Erie Insurance Exchange (“the Exchange”) for the sale of Indemnity’s wholly-owned property and casualty subsidiaries — Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property and Casualty Company (collectively, the “Wholly Owned Subsidiaries”)—to the Exchange for an aggregate purchase price equal to the GAAP book value as of December 31, 2010, of the Wholly Owned Subsidiaries (the “Final Purchase Price of the Wholly Owned Subsidiaries”).
In addition, on November 4, 2010, Indemnity entered into a definitive agreement (the “Erie Family Life Stock Purchase Agreement”) for the sale of Indemnity’s 21.6% ownership interest in Erie Family Life Insurance Company (“EFL”) to the Exchange for a per share purchase price equal to 95% of GAAP book value per share as of March 31, 2011, (the “Final Purchase Price of the Erie Family Life Stock Purchase Agreement”).
Under the new structure, all property and casualty and life insurance operations will be owned by the Exchange, and Indemnity will continue to function as the management company. This structure removes underwriting volatility from Indemnity’s operations and allows it to better utilize capital. It also centralizes underwriting risk and its supporting capital within the Exchange, providing greater capital management flexibility to enhance service and product offerings. There is no impact to the pooling agreement between the Exchange and the Wholly Owned Subsidiaries, and there is no impact to policyholders, agents, or employees as a result of these transactions.
The sale of the Wholly Owned Subsidiaries, pending regulatory approval, is scheduled to close by December 31, 2010. On the closing date, the Exchange will pay Indemnity $293 million in cash based on an estimated purchase price (the “Estimated Purchase Price of the Wholly Owned Subsidiaries”). Within ninety (90) days following the closing date, the financials of the Wholly Owned Subsidiaries for the year ending December 31, 2010, will be finalized. In the event that the final December 31, 2010, GAAP book value is higher than the Estimated Purchase Price of the Wholly Owned Subsidiaries, the Exchange will pay Indemnity the difference; if it is lower, Indemnity will pay the Exchange the difference.
Net cash proceeds to Indemnity from the sale of the Wholly Owned Subsidiaries to the Exchange are estimated to be $290 million to $300 million.
The sale of Indemnity’s 21.6% ownership interest in EFL, pending regulatory approval, is scheduled to be completed by March 31, 2011. On the closing date, the Exchange will pay Indemnity approximately $82 million in cash based on an estimated purchase price (the “Estimated Purchase Price of Indemnity’s ownership interest in EFL”). Within ninety (90) days following the closing date, the financials of EFL as of March 31, 2011, will be finalized. In the event that the final March 31, 2011, GAAP book value per share is higher than the Estimated Purchase Price of Indemnity’s ownership interest in EFL, the Exchange will pay Indemnity 95% of the difference; if it is lower, Indemnity will pay the Exchange 95% of the difference.
Net cash proceeds to Indemnity from the sale of Indemnity’s 21.6% ownership interest in EFL are estimated to be $55 million to $60 million.
Because Indemnity and the Exchange are under common control for financial reporting purposes, any gains or losses resulting from the sale of the Wholly Owned Subsidiaries and Indemnity’s equity interest in EFL will be recorded as an adjustment directly to the equity balance of Indemnity.
Indemnity will record a deferred tax liability of approximately $17 million in the fourth quarter of 2010 related to its equity interest in EFL. This deferred tax charge is required due to Indemnity’s decision to sell its 21.6% ownership interest in EFL rather than receiving its share of EFL’s capital in the form of future dividends, which would have been eligible for an 80% dividend received deduction.
The agreements for each sale contain customary representations, warranties, agreements, indemnification rights and termination provisions. The completion of each transaction is subject to regulatory approvals and the satisfaction of other customary conditions, some of which are beyond our control, and no assurance can be given that such completion will occur.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On June 12, 2009, the Financial Accounting Standards Board (FASB)  updated Accounting Standards Codification (ASC) 810, Consolidation, which amended the existing guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). As of January 1, 2010 Erie Indemnity Company (“Indemnity”) adopted the new accounting principle on a retrospective basis since inception.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein. Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, agency relationships, and compliance with contractual and regulatory requirements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:
Risk factors related to Indemnity’s business:
•	dependence on Indemnity’s relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	dependence on the independent agency system;

•	accuracy and adequacy of pricing and loss reserving methodologies;

•	geographic concentration of business as a result of being a regional company;

•	ability to maintain the uninterrupted operations of our business, including our information technology system;

•	quality and liquidity of our investment portfolio; and

•	outcome of pending and potential litigations against us.
Risk factors related to the business of the property/casualty and life insurance industry:
•	factors affecting price competition;

•	government regulation of the insurance industry, including approval of rate increases and rating factors such as credit and prior experience, and required processes related to underwriting and claims handling;

•	the uncertain role of the Federal Government, and the ongoing role of the States, in regulating the property/casualty or life insurance industries;

•	frequency and severity of claims and trends in auto and home repair costs;

•	changes in driving habits;

•	weather conditions and natural disasters;

•	exposure to environmental claims;

•	fluctuations in interest rates;

•	inflation and general business and economic conditions;

•	trends in litigation;

•	changes in the laws and regulations that govern the insurance industry; and

•	acts of war and terrorist activities.
A forward-looking statement speaks only as of the date on which it is made and reflects Indemnity’s analysis only as of that date. Indemnity undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
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

The following tables represent a breakdown of the composition of the income attributable to Indemnity and the income attributable to the noncontrolling interest (Exchange) for the three and nine months ended September 30, 2010. For purposes of this discussion, EFL’s investments are included in the life insurance operations.
Results of the Erie Insurance Group’s operations by interest (Unaudited)

							Eliminations of
	Indemnity shareholder			Noncontrolling interest			related party
	interest			(Exchange)			transactions		Erie Insurance Group
		Three months ended			Three months ended		Three months ended		Three months ended
		September 30,			September 30,		September 30,		September 30,
(in millions)	Percent	2010	2009	Percent	2010	2009	2010	2009	2010	2009

Management operations
Management fee revenue, net	100.0%	$266	$253		$—	$—	$(266)	$(253)	$—	$—
Service agreement revenue	100.0%	9	9		—	—	—	—	9	9

Total revenue from management operations		275	262		—	—	(266)	(253)	9	9
Cost of management operations	100.0%	217	214		—	—	(217)	(214)	—	—

Income from management operations before taxes		58	48		—	—	(49)	(39)	9	9

Property and casualty insurance operations
Premiums earned	5.5%	55	53	94.5%	935	911	—	—	990	964
Losses and loss expenses	5.5%	38	34	94.5%	652	579	(1)	(1)	689	612
Underwriting expenses	5.5%	16	18	94.5%	272	317	(51)	(41)	237	294

Income from property and casualty insurance operations before taxes		1	1		11	15	52	42	64	58

Life insurance operations (1)
Total revenue	21.6%	10	7	78.4%	33	26	(1)	(1)	42	32
Total benefits and expenses	21.6%	7	5	78.4%	20	20	(1)	(1)	26	24

Income from life insurance operations before taxes		3	2		13	6	0	0	16	8

Investment operations
Investment income, net of expenses		10	10		79	73	(3)	(3)	86	80
Net realized gains on investments		5	5		197	244	—	—	202	249
Impairment losses recognized in earnings		0	(3)		0	(10)	—	—	0	(13)
Equity in earnings (losses) of limited partnerships		5	(9)		23	(26)	—	—	28	(35)

Income from investment operations before taxes		20	3		299	281	(3)	(3)	316	281

Income from operations before income taxes and noncontrolling interest		82	54		323	302	—	—	405	356
Provision for income taxes		28	14		102	90	—	—	130	104

Net income		$54	$40		$221	$212	$—	$—	$275	$252

(1)	Earnings on life insurance-related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results. However, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.

Results of the Erie Insurance Group’s operations by interest (Unaudited)

							Eliminations of
	Indemnity shareholder			Noncontrolling interest			related party
	interest			(Exchange)			transactions		Erie Insurance Group
		Nine months ended			Nine months ended		Nine months ended		Nine months ended
		September 30,			September 30,		September 30,		September 30,
(in millions)	Percent	2010	2009	Percent	2010	2009	2010	2009	2010	2009

Management operations
Management fee revenue, net	100.0%	$773	$742		$—	$—	$(773)	$(742)	$—	$—
Service agreement revenue	100.0%	26	26		—	—	—	—	26	26

Total revenue from management operations		799	768		—	—	(773)	(742)	26	26
Cost of management operations	100.0%	626	615		—	—	(626)	(615)	—	—

Income from management operations before taxes		173	153		—	—	(147)	(127)	26	26

Property and casualty insurance operations
Premiums earned	5.5%	161	157	94.5%	2,765	2,695	—	—	2,926	2,852
Losses and loss expenses	5.5%	118	112	94.5%	2,027	1,921	(4)	(4)	2,141	2,029
Underwriting expenses	5.5%	46	48	94.5%	783	826	(151)	(131)	678	743

(Loss) Income from property and casualty insurance operations before taxes		(3)	(3)		(45)	(52)	155	135	107	80

Life insurance operations (1)
Total revenue	21.6%	28	20	78.4%	99	74	(2)	(2)	125	92
Total benefits and expenses	21.6%	20	18	78.4%	70	68	(2)	(2)	88	84

Income from life insurance operations before taxes		8	2		29	6	0	0	37	8

Investment operations
Investment income, net of expenses		28	32		232	231	(8)	(8)	252	255
Net realized gains on investments		7	5		99	298	—	—	106	303
Impairment losses recognized in earnings		(1)	(10)		(3)	(71)	—	—	(4)	(81)
Equity in earnings (losses) of limited partnerships		11	(64)		47	(253)	—	—	58	(317)

Income (loss) from investment operations before taxes		45	(37)		375	205	(8)	(8)	412	160

Income from operations before income taxes and noncontrolling interest		223	115		359	159	—	—	582	274
Provision for income taxes		73	31		103	(29)	—	—	176	2

Net income		$150	$84		$256	$188	$—	$—	$406	$272

(1)	Earnings on life insurance-related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results. However, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.

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
Net income is the generally accepted accounting principle (“GAAP”) measure that is most directly comparable to operating income. We use operating income to evaluate the results of operations. It reveals trends in our management services, insurance underwriting and investment operations that may be obscured by the net effects of realized capital gains and losses including impairment losses. Realized capital gains and losses, including impairment losses, may vary significantly between periods and are generally driven by business decisions and economic developments such as capital market conditions, the timing of which is unrelated to our management services and insurance underwriting processes. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. We are aware that the price to earnings multiple commonly used by investors as a forward-looking valuation technique uses operating income as the denominator. Operating income should not be considered as a substitute for net income and does not reflect our overall profitability.
The following table reconciles operating income and net income for Indemnity shareholder interest:

	Indemnity Shareholder Interest
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
(in millions, except per share data)	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$51	$38	$146	$87

Net realized gains and impairments on investments	5	2	6	(5)
Income tax (expense) benefit	(2)	0	(2)	2

Realized gains and impairments, net of income taxes	3	2	4	(3)

Net income attributable to Indemnity	$54	$40	$150	$84

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.89	$0.66	$2.55	$1.52

Net realized gains and impairments on investments	0.08	0.04	0.11	(0.09)
Income tax (expense) benefit	(0.03)	(0.01)	(0.04)	0.03

Realized gains and impairments, net of income taxes	0.05	0.03	0.07	(0.06)

Net income attributable to Indemnity	$0.94	$0.69	$2.62	$1.46

The increase in operating income was primarily the result of Indemnity’s limited partnership investments generating earnings of $5 million in the third quarter of 2010, compared to generating losses of $9 million in the third quarter of 2009. For the nine months ended September 30, 2010, limited partnership earnings totaled $11 million compared to losses of $64 million recorded for the same period in 2009.

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
Property and casualty insurance operations
The property and casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity followed by periods of substantial price competition and excess capacity. The cyclical nature of the insurance industry has a direct impact on the direct written premiums of the Property and Casualty Group. The Property and Casualty Group’s economically sensitive lines, such as workers compensation and commercial auto, continue to experience reduced exposures and reduced average premium per policy due to continuing unfavorable economic conditions. Industry premium exposures in property and casualty lines were suppressed in 2009, with premium rates for personal lines showing signs of firming and most commercial lines reflecting rate reductions.
The property and casualty insurance business is driven by premium growth, the combined ratio and investment returns. The property and casualty operations premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories. Expanding the size of our existing agency force of almost 2,100 independent agencies will contribute to future growth as new agents build up their books of business with the Property and Casualty Group. We appointed 83 new agencies during the first nine months of 2010. In 2009, we appointed 120 new agencies and plan to appoint a similar number during 2010.
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
Our investment operations reflect the improvement experienced in the financial markets. During the third quarter 2010, there were no impairments of securities compared to impairments of $16 million in the third quarter 2009.
Our alternative investments benefited from improving financial market conditions in the fourth quarter of 2009 and the first six months of 2010. In particular, the improvement in the private equity and mezzanine debt markets had a positive impact on our limited partnership portfolio. Equity in earnings of limited partnerships was $58 million through September 30, 2010 compared to losses of $324 million through September 30, 2009. The valuation adjustments in the limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag. As a result, the third quarter partnership earnings do not reflect the valuation changes from the third quarter of 2010.
General conditions and trends affecting our business
Financial conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, unemployment and recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies. Our key challenge is to generate profitable revenue growth in a highly competitive market that currently continues to experience the effects of these unfavorable economic conditions.
Market volatility
Our portfolio of fixed income, preferred and common stocks and limited partnerships is subject to market volatility. Depending upon market conditions, this could cause considerable fluctuation in reported total investment income.

RESULTS OF OPERATIONS
The information that follows is presented on a segment basis prior to eliminations.
Management operations
Management fee revenue earned by Indemnity from services provided to the Exchange is eliminated upon consolidation.

	Erie Insurance Group
	Three months ended September 30,				Nine months ended September 30,
	2010	2009	%Change		2010	2009	%Change
(in millions)	(Unaudited)				(Unaudited)

Management fee revenue	$266	$253	5.3%		$773	$742	4.2%
Service agreement revenue	9	9	(1.9)		26	26	(1.7)

Total revenue from management operations	275	262	5.1		799	768	4.0
Cost of management operations	217	214	1.1		626	615	1.7

Income from management operations —Indemnity (1)	$58	$48	23.0%		$173	$153	13.4%

Gross margin	21.1%	18.1%	3.0	pts.	21.7%	19.9%	1.8	pts.

(1)	Indemnity retains 100% of the income from management operations.
Management fee revenue
The following table presents the direct written premium of the Property and Casualty Group and the calculation of the management fee revenue.

	Erie Insurance Group
	Three months ended September 30,			Nine months ended September 30,
	2010	2009	%Change	2010	2009	%Change
(dollars in millions)	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premiums	$1,062	$1,009	5.2%	$3,098	$2,974	4.2%
Management fee rate	25.00%	25.00%		25.00%	25.00%

Management fee revenue, gross	$265	$252	5.2%	$774	$743	4.2%
Change in allowance for management fee returned on cancelled policies(1)	1	1	NM	(1)	(1)	NM

Management fee revenue, net of allowance	$266	$253	5.3%	$773	$742	4.2%

NM	= not meaningful

(1)	Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. We record an estimated allowance for management fees returned on mid-term policy cancellations.
Management fee revenue is based upon the management fee rate, determined by our Board of Directors, and the direct written premiums of the Property and Casualty Group. Changes in the management fee rate can affect the segment’s revenue and net income significantly. The management fee rate was set at 25%, the maximum rate, for both 2010 and 2009.
Direct written premiums of the Property and Casualty Group increased 5.2% in the third quarter of 2010, compared to the third quarter of 2009, due to a 3.4% increase in policies in force and modest increases in average premium. The year-over-year average premium per policy for all lines of business increased 0.4% at September 30, 2010, compared to a decrease of 2.2% at September 30, 2009. The policy retention ratio remained steady at 90.6% at September 30, 2010, compared to 90.6% at December 31, 2009, and 90.7% at September 30, 2009. See the “Property and casualty insurance operations” segment that follows for a complete discussion of property and casualty direct written premiums.
Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees. The service charges are fixed dollar amounts per billed installment. Service agreement revenue totaled $9 million in both third quarters of 2010 and 2009.

Cost of management operations

	Erie Insurance Group
	Three months ended September 30,			Nine months ended September 30,
	2010	2009	%Change	2010	2009	%Change
(in millions)	(Unaudited)			(Unaudited)
Commissions	$149	$146	1.3%	$426	$419	1.5%
Non-commission expense	68	68	0.7	200	196	2.1

Total cost of management operations	$217	$214	1.1%	$626	$615	1.7%

Commissions — Scheduled rate commissions increased $8 million in the third quarter of 2010 and $18 million for the nine months ended September 30, 2010, compared to the same periods in 2009, impacted by the 5.2% and 4.2%, respectively, increase in direct written premiums of the Property and Casualty Group. Offsetting these increases were decreases in agent bonuses of $5 million in the third quarter of 2010 and $10 million for the nine months ended September 30, 2010, reflecting a reduction in our estimate of the profitability component of the bonus when factoring in the most recent year’s underwriting data.
Non-commission expense — Non-commission expense was flat in the third quarter of 2010 compared to the third quarter of 2009. Personnel costs, the second largest component in the cost of management operations, increased $1 million primarily due to an increase in salaries and wages as a result of higher average pay rates and staffing levels. Hardware and software costs also increased $1 million, offset by a $3 million decrease in professional fees due to the capitalization of contract labor costs, related to our technology initiatives.
For the nine months ended September 30, 2010, non-commission expense increased $4 million. Driving this increase was a $4 million increase in software costs related to various technology initiatives, a $4 million increase in personnel costs as salaries and wages were impacted by higher average pay rates and staffing levels, and a $2 million increase in survey and underwriting expense. These increases were offset by a $5 million reduction for a favorable ruling related to an outstanding judgment against us, and a $4 million decrease in professional fees primarily resulting from the capitalization of contract labor costs related to various technology initiatives.
The gross margin of 21.7% for the nine months ended September 30, 2010, was positively impacted by a $5 million reduction for a favorable court ruling. Excluding this adjustment, the gross margin would have been 21.0%, compared to 19.9% for the first nine months of 2009. The improved gross margin in the first nine months of 2010, compared to the first nine months of 2009, resulted from revenue growth slightly outpacing expense growth.

Property and casualty insurance operations
A summary of the results of operations of our property and casualty insurance business is as follows:

	Property and Casualty Group
	Three months ended				Nine months ended
	September 30,				September 30,
	2010	2009	%Change		2010	2009	%Change
(dollars in millions)	(Unaudited)				(Unaudited)
Direct written premium	$1,062	$1,009	5.2%		$3,098	$2,974	4.2%
Reinsurance — assumed and ceded	(5)	2	NM		(11)	4	NM

Net written premium	1,057	1,011	4.6		3,087	2,978	3.6
Change in unearned premium	67	47	44.3		161	126	28.0

Net premiums earned	990	964	2.7		2,926	2,852	2.6

Losses and loss expenses	690	613	12.4		2,145	2,033	5.5
Policy acquisition and other underwriting expenses	288	335	(13.5)		829	874	(5.0)

Total losses and expenses	978	948	3.3		2,974	2,907	2.3

Underwriting income (loss) — Erie Insurance Group	$12	$16	(31.6)%		$(48)	$(55)	9.9%

Underwriting income (loss) — Indemnity	$1	$1			$(3)	$(3)

Underwriting income (loss) — Exchange	$11	$15			$(45)	$(52)

Loss and loss expense ratio	69.7%	63.7%	6.0	pts.	73.3%	71.3%	2.0	pts.
Policy acquisition and other underwriting expense ratio	29.0	34.4	(5.4)		28.4	30.6	(2.2)

Combined ratio	98.7%	98.1%	0.6	pts.	101.7%	101.9%	(0.2	) pts.

NM	= not meaningful
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
Direct written premiums
Direct written premiums of the Property and Casualty Group increased 5.2% to nearly $1.1 billion in the third quarter of 2010, compared to the third quarter of 2009, driven by an increase in policies in force and modest increases in average premium per policy. The combined impact of these increases was seen primarily in personal lines renewal business, commercial lines new business, and commercial multi-peril renewal business.
Premiums generated from new business increased 4.3% in the third quarter of 2010, compared to 4.8% in the third quarter of 2009. Underlying the trend in new business premiums was an increase in new business policies in force of 4.4% in the third quarter of 2010, compared to 6.3% in the third quarter of 2009, while the year-over-year average premium per policy on new business increased 2.1% at September 30, 2010, compared to a decline of 1.9% at September 30, 2009.
Premiums generated from renewal business increased 5.4% in the third quarter of 2010, compared to 1.6% in the third quarter of 2009. Underlying the trend in renewal business premiums was an increase in renewal business policies in force of 3.3% in the third quarter of 2010, compared to 3.0% in the third quarter of 2009, while the year-over-year average premium per policy on renewal business increased 0.3% at September 30, 2010, compared to a decline of 2.2% at September 30, 2009. The Property and Casualty Group’s year-over-year policy retention ratio was 90.6% at September 30, 2010, compared to 90.6% at December 31, 2009, and 90.7% at September 30, 2009.
Personal lines — Total personal lines premiums written increased 5.7% to $803 million in the third quarter of 2010, compared to $759 million in the third quarter of 2009. Total personal lines policies in force increased 3.3% in the third quarter of 2010 and the total personal lines year-over-year average premium per policy increased 2.0%.

New business premiums written on personal lines decreased 0.6% in the third quarter of 2010, compared to an increase of 6.5% in the third quarter of 2009. Personal lines new business policies in force increased 3.2% for the twelve months ended September 30, 2010, compared to 7.9% for the same period in the prior year. The year-over-year average premium per policy on personal lines new business increased 1.7% at September 30, 2010, compared to 0.3% at September 30, 2009.
•	Private passenger auto new business premiums written decreased 0.6% in the third quarter of 2010, compared to an increase of 6.9% in the third quarter of 2009. Private passenger auto new business policies in force increased 2.2% for the twelve months ended September 30, 2010, compared to 9.4% for the same period in the prior year. The new business year-over-year average premium per policy for private passenger auto increased 2.2% at September 30, 2010, compared to a decrease of 0.9% at September 30, 2009.

•	Homeowners new business premiums written decreased 3.9% in the third quarter of 2010, compared to an increase of 9.0% in the third quarter of 2009. Homeowners new business policies in force increased 4.9% compared to 5.6% for the twelve months ended September 30, 2010 and 2009, respectively. The new business year-over-year average premium per policy for homeowners increased 1.5% at September 30, 2010, compared to 1.8% at September 30, 2009.
Renewal premiums written on personal lines increased 6.5% in the third quarter 2010, compared to 3.7% in the third quarter of 2009, driven by a modest increase in average premium per policy and steady policy retention ratio trends. The year-over-year average premium per policy on personal lines renewal business increased 2.0% at September 30, 2010, compared to a decline of 0.5% at September 30, 2009. The year-over-year policy retention ratio for personal lines was 91.4% at September 30, 2010, 91.5% at December 31, 2009, and 91.6% at September 30, 2009.
•	Private passenger auto renewal premiums written increased 5.1% in the third quarter of 2010 compared to 2.1% in the third quarter of 2009. The year-over-year average premium per policy on private passenger auto renewal business increased 1.8% at September 30, 2010, compared to a decline of 0.9% at September 30, 2009. The private passenger auto year-over-year policy retention ratio remained steady at 91.8% at September 30, 2010, compared to 91.9% at December 31, 2009 and September 30, 2009.

•	Homeowners renewal premiums written increased 9.3% in the third quarter of 2010, compared to 6.8% in the third quarter of 2009. The year-over-year average premium per policy on homeowners renewal business increased 4.1% at September 30, 2010, compared to 1.9% at September 30, 2009. The homeowners year-over-year policyholder retention ratio was 91.0% at September 30, 2010, 91.2% at December 31, 2009, and 91.4% at September 30, 2009.
Commercial lines — Total commercial lines premiums written increased 3.8% to $259 million in the third quarter of 2010, compared to $249 million in the third quarter of 2009. Total commercial lines policies in force increased 3.9% while the total commercial lines year-over-year average premium per policy decreased 3.7%.
New business premiums written on commercial lines increased 15.4% in the third quarter of 2010, compared to 1.1% in the third quarter of 2009. Commercial lines new business policies in force increased 9.9% in the third quarter of 2010, compared to a decline of 0.4% in the third quarter of 2009. The year-over-year average premium per policy on commercial lines new business was flat at September 30, 2010, compared to a decline of 2.5% at September 30, 2009.
Renewal premiums for commercial lines increased 1.9% in the third quarter of 2010 compared to a decrease of 4.5% in the third quarter of 2009, driven by improved policy retention trends and smaller decreases in average premium per policy, the combined impact of which was seen primarily in the commercial multi-peril line of business. The commercial lines year-over-year policy retention ratio improved to 85.2% at September 30, 2010, compared to 84.9% at December 31, 2009, and 84.8% at September 30, 2009. The year-over-year average premium per policy on commercial lines renewal business decreased 4.0% at September 30, 2010, compared to 6.5% at September 30, 2009, driven primarily by the workers compensation and commercial auto lines of business in both years. The workers compensation and commercial auto year-over-year average premium per policy decreases were 10.6% and 3.3%, respectively, at September 30, 2010, compared to decreases of 14.5% and 4.2%, respectively, at September 30, 2009. Contributing to the workers compensation lower average premium per policy were shifts in the mix of our book of business and lower exposures driven by reductions in payroll levels. The commercial auto average premium per policy decrease was driven by shifts in the mix of our book of business and fewer insured vehicles.

Future trends—premium revenue — We are continuing our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of the agency force will contribute to future growth as existing and new agents build up their book of business with the Property and Casualty Group. Through the first nine months of 2010, we appointed 83 new agencies, which increased our total to 2,087 agencies. We expect our pricing actions to result in a net increase in direct written premium in 2010, however, exposure reductions and changes in our mix of business could impact the average premium written by the Property and Casualty Group as customers may continue to reduce coverages.
Current year losses and loss expenses
The current accident year loss and loss expense ratio, excluding catastrophe losses, was 72.2% in the third quarter of 2010 compared to 67.6% in the third quarter of 2009.
The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 72.6% in the third quarter of 2010 compared to 65.5% in the third quarter of 2009. Excluding catastrophe losses, the current accident year loss and loss expense ratio for personal auto increased to 73.7% in the third quarter of 2010 from 72.9% in the third quarter of 2009, while the homeowners loss and loss expense ratio increased to 71.5% from 54.2% for the same periods, respectively. The homeowners line of business experienced an increase in frequency in the third quarter of 2010 compared to the third quarter 2009.
The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 71.0% in the third quarter of 2010 compared to 72.7% in the third quarter of 2009. Excluding catastrophe losses, the current accident year loss and loss expense ratios for the third quarters of 2010 and 2009, respectively, were 69.9% and 95.0% for the workers compensation line of business, 72.7% and 60.6% for the commercial multi-peril line of business, and 79.3% and 70.2% for the commercial auto line of business. The workers compensation line of business was impacted by three new large workers compensation claims in the third quarter of 2009, while the commercial multi-peril line of business experienced an increase in frequency in the third quarter of 2010.
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
Catastrophe losses, as defined by the Property and Casualty Group, totaled $52 million in the third quarter of 2010 and $23 million in the third quarter of 2009. These catastrophe losses contributed 5.2 points and 2.4 points to the combined ratios at September 30, 2010 and 2009, respectively. Catastrophe losses in the third quarter of 2010 were the result of flooding, hail and wind storms primarily in the states of Wisconsin and Maryland. In the third quarter of 2009, catastrophe losses resulted from flooding, wind and hail storms primarily in Indiana and Wisconsin. Catastrophe losses incurred for the first nine months of 2010 and 2009 were $245 million and $111 million, respectively, and contributed 8.3 points and 3.8 points to the combined ratio, respectively.
Prior year loss development
The following table provides the details of the prior year loss reserve development:

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
(in millions)	(Unaudited)		(Unaudited)
Prior year loss development:
Direct business including salvage and subrogation	$(49)	$(41)	$(105)	$(6)
Assumed reinsurance business	(26)	(18)	(37)	(26)
Ceded reinsurance business	(1)	(1)	(6)	1

Total prior year loss development	$(76)	$(60)	$(148)	$(31)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Development of loss reserves
Direct business including salvage and subrogation — Favorable development of prior accident years, including the effects of salvage and subrogation recoveries totaled $49 million and improved the combined ratio by 4.9 points in the third quarter of 2010, compared to $41 million, or 4.2 points in the third quarter of 2009. The favorable development in the third quarter of 2010 was primarily the result of improved severity trends, of which $16 million related to the workers compensation line of business, $12 million related to the private passenger auto line of business, and $8 million related to the commercial multi-peril line of business. In the third quarter of 2009, the favorable development was primarily the result of reserve releases for one large workers compensation claim.
Favorable development of prior accident years, including the effects of salvage and subrogation recoveries, totaled $105 million during the first nine months of 2010 and improved the combined ratio by 3.6 points, compared to $6 million, or 0.2 points in the first nine months of 2009. Driving the prior accident year development through September 30, 2010 was favorable development of $34 million related to the personal auto line of business, $33 million related to the commercial multi-peril line of business, $21 million related to the workers compensation line of business, and $10 million related to the homeowners line of business. Of the $34 million of favorable development in the personal auto line of business, the majority was primarily the result of improvements in severity trends on automobile bodily injury and uninsured/underinsured motorist bodily injury, while $7 million was the result of closing two pre-1986 automobile massive injury claims. The favorable development experienced in the commercial multi-peril and workers compensation lines of business was primarily the result of improvements in severity trends, while the favorable development in the homeowners line of business was primarily the result of the settlement of one large claim. The favorable development in 2009 was primarily the result of the settlement of several massive injury workers compensation claims, offset by adverse development related to the commercial multi-peril line as a result of reserve strengthening and the outcome of certain court decisions.
Assumed reinsurance — The Property and Casualty Group’s favorable development of prior accident year loss reserves on its assumed reinsurance business totaled $26 million in the third quarter of 2010, compared to $18 million in the third quarter of 2009. For the first nine months of 2010, favorable development of prior accident year loss reserves on assumed reinsurance totaled $37 million, compared to $26 million in the first nine months of 2009. The favorable development for all periods was due to less than anticipated growth in involuntary reinsurance.
Ceded reinsurance — Favorable development of ceded reinsurance reserves was flat at $1 million in the third quarters of 2010 and 2009. During the first nine months of 2010, ceded reinsurance reserves increased $6 million, which is reflected as favorable development of reserves, compared to a reduction of $1 million during the first nine months of 2009, which is reflected as adverse development of reserves. The favorable development in 2010 was primarily the result of a $9 million increase related to the business catastrophe liability line, offset by a $4 million reduction in ceded recoveries related to the pre-1986 automobile massive injury reserves.
Policy acquisition and other underwriting expenses
Our expense ratio decreased 5.4 points in the third quarter of 2010 and 2.2 points for the nine months ended September 30, 2010, compared to the same respective periods in 2009. The management fee rate was 25% at both September 30, 2010 and 2009. The third quarter and first nine months of 2009 include a charge of $62 million related to the write-off of assumed involuntary reinsurance premium related to the North Carolina Beach and Coastal Plans deemed uncollectible as a result of state legislation, and added 6.5 points and 2.2 points to the third quarter and first nine months of 2009, respectively, policy acquisition and other underwriting expense ratios. The third quarter of 2009 also includes the reversal of a charge for the North Carolina Escrow account of $10 million, originally incurred in the first and second quarters of 2009, as the final rate was approved by North Carolina and approximated our filed rates. This reversal reduced policy acquisition and other underwriting expense ratio by 1.0 point in the third quarter of 2009.

Life insurance operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells nonparticipating individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.

	Erie Family Life Insurance Company
	Three months ended September 30,			Nine months ended September 30,
	2010	2009	%Change	2010	2009	%Change
(in millions)	(Unaudited)			(Unaudited)
Individual life premiums, net of reinsurance	$15	$12	14.6%	$46	$46	1.7%
Group life and other premiums	1	1	(2.4)	2	2	(5.0)
Other revenue	0	1	4.8	0	1	(3.6)

Total net policy revenue	16	14	13.6	48	49	1.3
Net investment income	24	22	5.5	71	70	0.9
Net realized gains on investments	3	3	24.4	11	1	NM
Impairment losses recognized in earnings	0	(3)	NM	(2)	(18)	89.2
Equity in losses of limited partnerships	0	(3)	NM	(1)	(8)	91.7

Total revenues	43	33	26.4	127	94	36.6

Benefits and other changes in policy reserves	21	19	8.2	67	65	3.5
Amortization of deferred policy acquisition costs	3	3	(16.7)	12	10	20.3
Other operating expenses	3	3	(10.0)	11	11	(2.8)

Total benefits and expenses	27	25	2.5	90	86	4.7

Income before income taxes	$16	$8	97.6%	$37	$8	NM

Income before taxes — Indemnity(1)	$3	$2		$8	$2

Income before taxes — Exchange	$13	$6		$29	$6

NM = not meaningful

(1)	The Exchange has a 78.4% ownership interest in EFL, with the remaining 21.6% owned by Indemnity.
Premiums
Gross policy revenues increased 3.2% to $26 million in the third quarter of 2010, compared to $25 million in the third quarter of 2009. EFL reinsures a large portion of its traditional products in order to reduce claims volatility. Our reinsurers assume 75% of the risk on new term business. Ceded reinsurance premiums were $10 million and $11 million in the third quarters of 2010 and 2009, respectively. For the first nine months of 2010 compared to the first nine months of 2009, gross policy revenues totaled $78 million and $75 million, respectively, while ceded reinsurance premiums totaled $30 million and $28 million, respectively.
Premiums received on annuity and universal life products totaled $26 million in the third quarter of 2010, compared to $49 million in the third quarter of 2009. Of this amount, annuity and universal life premiums recorded as deposits, and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $22 million and $45 million in the third quarters of 2010 and 2009, respectively. For the first nine months of 2010 compared to the first nine months of 2009, premiums received on annuity and universal life products totaled $89 million and $132 million, respectively, while annuity and universal life deposits totaled $77 million and $119 million, respectively.
Investments
Due to continued improvements in market conditions in the third quarter and first nine months of 2010, EFL experienced low levels of impairments and an increase in net realized gains on investments compared to the third quarter and first nine months of 2009. Equity in earnings of limited partnerships also reflected the improvement in market conditions, as limited partnership activity is reported on a one quarter lag. See additional discussion of investments in the “Investment Operations” segment that follows.
Benefits and expenses
The third quarter and first nine months of 2010 benefits and other changes in policy reserves were impacted by an increase in surrender and other benefits offset by decreases in interest on annuity deposits. The amortization of deferred policy acquisition costs increased during the first nine months of 2010 as a result of a significant reduction in impairments and experiencing a greater level of realized gains as compared to the first nine months of 2009.

Investment operations

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
(in millions)	(Unaudited)		(Unaudited)
Indemnity
Net investment income	$10	$10	$28	$32
Net realized gains on investments	5	5	7	5
Net impairment losses recognized in earnings	0	(3)	(1)	(10)
Equity in earnings (losses) of limited partnerships	5	(9)	11	(64)

Net revenue (loss) from investment operations — Indemnity	$20	$3	$45	$(37)

Exchange
Net investment income	$100	$92	$294	$292
Net realized gains on investments	200	246	110	299
Net impairment losses recognized in earnings	0	(13)	(5)	(89)
Equity in earnings (losses) of limited partnerships	23	(28)	47	(260)

Net revenue from investment operations — Exchange(1)	$323	$297	$446	$242

(1)	The Exchange’s results for the third quarter of 2010 and 2009 include net investment revenues from EFL’s operations of $27 million and $19 million, respectively. The Exchange’s results for the first nine months of 2010 and 2009 include net investment revenues from EFL’s operations of $79 million and $45 million, respectively.
Investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios. Net investment income was relatively flat for both Indemnity and the Exchange. Though our invested balances have increased, yields on new security purchases are down.
Realized gains and losses
Realized gains on investments were flat for Indemnity and decreased for the Exchange for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. The Exchange’s realized gains on investments were impacted by a $39 million decline in unrealized gains on the common stock trading portfolio.
Impairment losses recognized in earnings
There were no impairments that triggered a loss for Indemnity during the third quarter of 2010, compared to losses of $3 million recorded in the third quarter of 2009. Impairment losses recognized in earnings for the Exchange decreased $13 million for the same period. Year-to-date 2010 impairment losses are down $9 million in Indemnity and $84 million in the Exchange from the prior year-to-date as a result of improved market conditions.
Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships was $11 million through September 30, 2010 compared to losses of $64 million through September 30, 2009. The Exchange’s equity in earnings of limited partnerships was $47 million through September 30, 2010 compared to losses of $260 million through September 30, 2009.
Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.
We experienced an increase in earnings as a result of fair value increases in our private equity and mezzanine debt limited partnerships which were offset by losses in our real estate limited partnerships. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments. Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners. As a consequence, earnings from limited partnerships reported at September 30, 2010 reflect investment valuation changes resulting from the financial markets and the economy in the first half of 2010 and the fourth quarter of 2009.

The breakdown of our net realized (losses) gains on investments is as follows:

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
(in millions)	(Unaudited)		(Unaudited)
Indemnity
Securities sold:
Fixed maturities	$1	$0	$4	$(2)
Preferred stock equity securities	1	0	1	0
Common stock equity securities	3	1	4	(1)
Common stock valuation adjustments	0	4	(2)	8

Total net realized gains — Indemnity	$5	$5	$7	$5

Exchange
Securities sold:
Fixed maturities	$6	$(1)	$22	$(20)
Preferred stock equity securities	3	7	9	7
Common stock equity securities	4	14	63	(100)
Common stock valuation adjustments	187	226	16	412

Total net realized gains — Exchange (1)	$200	$246	$110	$299

(1)	The Exchange’s net realized gains for the third quarter of 2010 and 2009 include net realized gains from EFL’s operations of $3 million for both periods. The Exchange’s results for the first nine months of 2010 and 2009 include net realized gains from EFL’s operations of $11 million and $1 million, respectively
The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
(in millions)	(Unaudited)		(Unaudited)
Indemnity
Private equity	$1	$2	$9	$(14)
Real estate	3	(11)	(3)	(48)
Mezzanine debt	1	0	5	(2)

Total equity in earnings (losses) of limited partnerships — Indemnity	$5	$(9)	$11	$(64)

Exchange
Private equity	$7	$17	$44	$(48)
Real estate	9	(51)	(16)	(214)
Mezzanine debt	7	6	19	2

Total equity in earnings (losses) of limited partnerships — Exchange(1)	$23	$(28)	$47	$(260)

(1)	The Exchange’s results for the third quarter of 2010 and 2009 include equity in losses of limited partnerships from EFL of $0 million and $3 million, respectively. The Exchange’s results for the first nine months of 2010 and 2009 include equity in losses of limited partnerships from EFL of $1 million and $8 million, respectively.

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
Distribution of investments (Unaudited)

	Erie Insurance Group
	Carrying value at		Carrying value at
	September 30,		December 31,
(in millions)	2010	%to total	2009	%to total

Indemnity
Fixed maturities	$695	69%	$664	68%
Equity securities:
Preferred stock	46	5	38	4
Common stock	26	3	42	4
Limited partnerships:
Real estate	95	9	99	10
Private equity	88	9	85	9
Mezzanine debt	51	5	51	5
Real estate mortgage loans	1	0	1	0

Total investments — Indemnity	$1,002	100%	$980	100%

Exchange
Fixed maturities	$7,019	65%	$6,517	65%
Equity securities:
Preferred stock	538	5	472	5
Common stock	1,985	19	1,835	18
Limited partnerships:
Real estate	392	3	397	4
Private equity	533	5	503	5
Mezzanine debt	223	2	216	2
Policy loans	14	1	15	1
Real estate mortgage loans	5	0	5	0

Total investments — Exchange	$10,709	100%	$9,960	100%

Total investments — Erie Insurance Group	$11,711		$10,940

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
Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $263 million, or 38%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 21% of the fixed maturity portfolio for the Exchange at September 30, 2010. The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA-. Because of the rating downgrades of municipal bond insurers, the insurance does not improve the overall credit rating.
Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. At September 30, 2010, Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $30 million compared to net unrealized gains of $14 million at December 31, 2009. At September 30, 2010, the Exchange had net unrealized gains on fixed maturities of $368 million compared to net unrealized gains of $156 million at December 31, 2009.

The following tables present a breakdown of the fair value of our fixed maturities portfolio by sector and rating as of September 30, 2010 for Indemnity and the Exchange, respectively:

	Erie Insurance Group
(in millions)	(Unaudited)
Indemnity					Not Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value

Structured securities(1)	$20	$3	$0	$3	$7	$33
Basic materials	0	0	0	6	1	7
Communications	0	0	10	22	0	32
Consumer	0	4	18	37	2	61
Diversified	0	0	1	0	0	1
Energy	2	1	2	25	1	31
Financial	5	24	86	45	13	173
Government-municipal	69	134	56	4	0	263
Industrial	0	0	9	16	2	27
U.S. treasury	6	0	0	0	0	6
Government sponsored entity	13	0	0	0	0	13
Technology	0	0	2	3	0	5
Utilities	0	0	5	35	3	43

Total	$115	$166	$189	$196	$29	$695

Exchange					Not Investment	Fair
Industry Sector	AAA	AA	A	BBB	Grade	value

Structured securities(1)	$342	$41	$7	$22	$58	$470
Basic materials	0	0	47	133	5	185
Communications	0	0	118	331	21	470
Consumer	0	24	189	384	65	662
Diversified	0	0	22	0	0	22
Energy	17	11	108	296	30	462
Financial	24	297	1,126	603	167	2,217
Funds	0	0	0	6	0	6
Government-municipal	392	800	229	22	2	1,445
Industrial	0	6	89	217	28	340
U.S. treasury	6	0	0	0	0	6
Government sponsored entity	59	0	2	0	0	61
Government — other countries	0	0	16	6	0	22
Technology	0	0	40	62	0	102
Utilities	0	3	77	413	56	549

Total	$840	$1,182	$2,070	$2,495	$432	$7,019

(1)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

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

	Indemnity
	(Unaudited)
	Fair Value at September 30,		Fair Value at December 31,
(in millions)	2010		2009
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock

Basic materials	$0	$1	$0	$2
Communications	1	2	1	2
Consumer	0	13	0	15
Diversified	0	0	0	1
Energy	0	1	0	3
Financial	31	5	27	9
Funds	0	0	0	3
Industrial	2	3	2	6
Technology	3	1	3	1
Utilities	9	0	5	0

Total	$46	$26	$38	$42

	Exchange
	(Unaudited)
	Fair Value at September 30,		Fair Value at December 31,
(in millions)	2010		2009
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock

Basic materials	$0	$81	$0	$95
Communications	8	174	8	170
Consumer	5	502	0	457
Diversified	0	8	0	8
Energy	0	131	0	157
Financial	397	253	348	231
Funds	0	312	0	298
Government	0	0	3	0
Industrial	6	268	5	207
Technology	15	231	12	190
Utilities	107	25	96	22

Total	$538	$1,985	$472	$1,835

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income. At September 30, 2010, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes amounted to $4 million for Indemnity and $46 million for the Exchange compared to a $2 million gain for Indemnity and $31 million gain for the Exchange at December 31, 2009.
The common stock portfolio is classified as a trading portfolio and measured at fair value with all changes in unrealized gains and losses reflected in our Consolidated Statements of Operations.

Limited partnerships
In the third quarter of 2010, investments in limited partnerships remained relatively flat from the investment levels at December 31, 2009. The changes in partnership value are a function of contributions and distributions, adjusted for fair value changes. During 2010, the limited partnership market values and partnerships earnings have been generally positive as the recent market conditions continue to show signs of improvement.
The components of limited partnership investments are as follows:

	Erie Insurance Group
	At September 30,	December 31,
(in millions)	2010	2009
Indemnity	(Unaudited)
Private equity	$88	$85
Real estate	95	99
Mezzanine debt	51	51

Total limited partnerships — Indemnity	$234	$235

Exchange
Private equity	$533	$503
Real estate	392	397
Mezzanine debt	223	216

Total limited partnerships — Exchange	$1,148	$1,116

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

	Erie Insurance Group
	At September 30,	At December 31,
	2010	2009
(in millions)	(Unaudited)
Indemnity
Gross reserve liability:
Personal auto	$219	$221
Automobile massive injury	146	147
Homeowners	19	22
Workers compensation	165	169
Workers compensation massive injury	12	12
Commercial auto	59	56
Commercial multi-peril	72	68
All other lines of business	51	57

Gross reserves	743	752
Reinsurance recoverable	1	1

Net reserve liability — Indemnity	$742	$751

	Erie Insurance Group
	At September 30,	At December 31,
	2010	2009
(in millions)	(Unaudited)
Exchange
Gross reserve liability:
Personal auto	$881	$887
Automobile massive injury	298	316
Homeowners	239	178
Workers compensation	341	342
Workers compensation massive injury	124	132
Commercial auto	228	226
Commercial multi-peril	498	475
All other lines of business	261	290

Gross reserves	2,870	2,846
Reinsurance recoverable	188	199

Net reserve liability — Exchange	$2,682	$2,647

The reserves that have the greatest potential for variation are the massive injury claim reserves. The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile and workers compensation massive injury reserves, totaled $406 million at September 30, 2010, which is net of $174 million of anticipated reinsurance recoverables, compared to $428 million at December 31, 2009, which was net of $179 million of anticipated reinsurance recoverables. The pre-1986 automobile massive injury and workers compensation massive injury reserves decreased at September 30, 2010 compared to December 31, 2009 primarily due to settling four claims.
The reserves above are presented on a gross basis. After the effects of the intercompany pooling transactions are considered, Indemnity retains 5.5% of the gross reserves and the Exchange retains 94.5% of the gross reserves. Indemnity’s 5.5% share of the massive injury liability reserves, net of unaffiliated reinsurance recoveries, totaled $23 million at September 30, 2010, and $24 million at December 31, 2009.
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
Cash flow activities
The following table is a summary of our condensed consolidated cash flows:

	Erie Insurance Group
	Nine months ended
	September 30,
	2010	2009
(in millions)	(Unaudited)
Net cash provided by operating activities	$465	$713
Net cash used in investing activities	(301)	(591)
Net cash used in financing activities	(86)	(44)

Net increase in cash	$78	$78

The decrease in cash flows from operating activities in the first nine months of 2010 was primarily driven by the payment of federal income taxes of $105 million, compared to the recovery of federal income taxes of $161 million in the first nine months of 2009. Also reducing the cash flows from operating activities in 2010 was an increase in loss and loss expenses paid, offset somewhat by increases in premiums collected, net investment income received and limited partnership distributions.
At September 30, 2010, we recorded a net deferred tax liability of $92 million, which included capital loss carry-forwards of $12 million. There was no valuation allowance at September 30, 2010. We have the ability to carry-back capital losses of $281 million as a result of gains recognized in prior years. At September 30, 2010, the carry-back relating to the 2009 capital losses has not been received. This carry-back is estimated to be $260 million with a tax refund expected to be $91 million.
Cash flows used in investing activities decreased in the first nine months of 2010 compared to the same period in 2009. In the first nine months of 2010, we generated more proceeds from certain fixed maturities and used more cash for the purchase of other fixed maturities, while generating fewer proceeds from common stocks and using less cash for the purchase of other common stocks. At September 30, 2010, we had contractual commitments to invest up to $532 million related to our limited partnership investments to be funded as required by the partnerships’ agreements. At September 30, 2010, the total remaining commitment to fund limited partnerships that invest in private equity securities was $242 million, real estate activities was $194 million and mezzanine debt securities was $96 million.

Cash flow activities — Indemnity
The following table summarizes Indemnity cash flows:

	Indemnity
	Nine months ended
	September 30,
	2010	2009
(in millions)	(Unaudited)
Net cash provided by operating activities	$129	$89
Net cash used in investing activities	(14)	(42)
Net cash used in financing activities	(118)	(71)

Net decrease in cash	$(3)	$(24)

See Indemnity’s supplemental information footnote (Note 14) for more detail on Indemnity cash flows.
Indemnity’s cash flows provided from operating activities increased to $129 million in the first nine months of 2010, compared to $89 million for the same period in 2009. Higher operating cash flows in 2010 were primarily due to an increase in management fee revenues received and a smaller decrease in reimbursements collected from affiliates as compared to 2009. Management fee revenues were higher reflecting the increase in the Property and Casualty Group’s direct written premium. Cash paid for agent commissions and bonuses decreased to $414 million in the first nine months of 2010, compared to $420 million in the first nine months of 2009, as a result of a decrease in cash paid for agent bonuses. We made a contribution to our pension plan of $13 million in the second quarter of 2010, compared to $14 million made in the third quarter of 2009. Indemnity’s policy is to contribute at least the minimum required contribution to its pension plan that is in accordance with the Pension Protection Act of 2006 and to fund the annual “normal” costs of the pension. Indemnity is generally reimbursed about 50% of the net periodic benefit cost of the pension plan from its affiliates.
At September 30, 2010, Indemnity recorded a net deferred tax asset of $11 million, which included capital loss carry-forwards of $4 million. There was no valuation allowance at September 30, 2010. Indemnity has the ability to carry back capital losses of $39 million as a result of gains recognized in prior years. At September 30, 2010, the carry-back relating to the 2009 capital losses has not been received. This carry-back is estimated to be $32 million with a tax refund expected to be $11 million. Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, further capital loss carry-back opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows used in Indemnity investing activities decreased to $14 million in the first nine months of 2010 compared to $42 million for the same period in 2009. Investing activities in 2009 include a capital contribution to EFL in the amount of $12 million to support EFL’s life insurance and annuity business and to strengthen its surplus. Impacting future investing activities are limited partnership commitments, which totaled $60 million at September 30, 2010, and will be funded as required by the partnerships’ agreements.
The increase in cash used in financing activities in the third quarter of 2010 was primarily driven by increases in the cash outlay for share repurchases and dividends paid to shareholders. During the third quarter of 2010, Indemnity repurchased 551,088 shares of our Class A nonvoting common stock at a total cost of $28 million. Of this amount, 546,288 shares were repurchased in conjunction with our current stock repurchase plan for a total cost of $28 million. The remaining 4,800 shares were purchased related to the vesting of stock-based awards for executive management at a total cost of $0.2 million, or $48.75 per share. During the first nine months of 2010, 950,601 shares were repurchased under the plan at a total cost of $46 million, of which $1 million occurred the last week of September that was settled in cash in October. There were no shares repurchased in the third quarter of 2009, while 42,200 shares were repurchased at a total cost of $1 million during the first nine months of 2009. In April 2010, our Board of Directors approved a continuation of the current stock repurchase program through June 30, 2011 for a total of $100 million. Indemnity has approximately $58 million of repurchase authority remaining under this plan at September 30, 2010. Indemnity plans to continue to repurchase shares through this program as cash becomes available for this purpose. (See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities”.) Dividends paid to shareholders totaled $74 million and $70 million for the first nine months of 2010 and 2009, respectively. Indemnity increased both its Class A and Class B shareholder quarterly dividend by 6.7% in 2010, compared to 2009. There are no regulatory restrictions on the payment of dividends to Indemnity shareholders, although there are state law restrictions on the payment of dividends from Indemnity’s property and casualty insurance subsidiaries.

Capital outlook
If the financial market volatility continues, we have the ability to meet our future funding requirements through various alternatives available to us. Outside of our normal operating and investing cash activities, future funding requirements could be met through (1) a $200 million bank line of credit held by the Exchange, from which there were no borrowings at September 30, 2010, (2) a $100 million bank line of credit held by Indemnity, from which there were no borrowings as of September 30, 2010, and (3) our more liquid investments that can be sold, such as our common stock and cash and cash equivalents, which total approximately $2.3 billion at September 30, 2010. Indemnity has no rights to the assets or capital of the Exchange and, conversely, the Exchange has no rights to the assets or capital of Indemnity.
Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and our share repurchase activities. We believe we have the funding sources available to us to support future cash flow requirements in 2010.
The Exchange and Indemnity had no borrowings under their respective lines of credit at September 30, 2010. At September 30, 2010, bonds with fair values of $258 million and $128 million were pledged as collateral on the Exchange’s and Indemnity’s lines of credit, respectively. These securities have no restrictions. The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange line of credit and minimum net worth and leverage ratios for Indemnity line of credit. The Exchange and Indemnity were in compliance with all bank covenants at September 30, 2010.
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
Surplus notes
The Exchange has a surplus note for $20 million with EFL that is payable on demand on or after March 31, 2025. EFL accrued interest to the Exchange on the surplus note of $0.9 million through September 30, 2010 and 2009. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
Indemnity has a surplus note for $25 million with EFL that is payable on demand on or after December 31, 2018. EFL accrued interest to Indemnity on the surplus note of $1.3 million through September 30, 2010 and 2009. No other interest is charged or received on these intercompany balances due to the timely settlement terms and nature of the items.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2009 are included in Item 7A. in our Form 8-K as filed with the Securities and Exchange Commission on May 6, 2010. There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocation during the nine months ended September 30, 2010. The information contained in the investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended September 30, 2010:

				Approximate
				Dollar Value
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
July 1 — 31, 2010	225,496	$47.25	220,696
August 1 — 31, 2010	189,725	$50.77	189,725
September 1 — 30, 2010	135,867	$55.02	135,867

Total	551,088		546,288	$57,600,000

In April 2010, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases through June 30, 2011 for a total of $100 million.
In addition, the month of July 2010 includes a repurchase of 4,800 shares of our Class A nonvoting common stock for $0.2 million, or $48.75 per share, for the vesting of stock-based awards for executive management. These shares were delivered in July 2010.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Second Amendment to Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective January 1, 2009) effective January 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: November 4, 2010	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO