Form 10-K
period 2010-12-31
ERIE INDEMNITY CO
filed 2011-02-24
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.3 billion of Class A non-voting common stock as of June 30, 2010. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 49,751,555 shares of Class A common stock and 2,546 shares of Class B common stock outstanding on February 18, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

INDEX

PART	ITEM NUMBER AND CAPTION	PAGE
I	Item 1. Business	3
	Item 1A. Risk Factors	8
	Item 1B. Unresolved Staff Comments	17
	Item 2. Properties	17
	Item 3. Legal Proceedings	17
	Item 4. Removed and Reserved	17

II	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
	Item 6. Selected Consolidated Financial Data	20
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	65
	Item 8. Financial Statements and Supplementary Data	69
	Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	131
	Item 9A. Controls and Procedures	131
	Item 9B. Other Information	131

III	Item 10. Directors, Executive Officers and Corporate Governance	132
	Item 11. Executive Compensation	133
	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	133
	Item 13. Certain Relationships and Related Transactions, and Director Independence	133
	Item 14. Principal Accountant Fees and Services	133

IV	Item 15. Exhibits and Financial Statement Schedules	134

	Signatures	135
EX-10.124
EX-10.125
EX-10.126
EX-10.127
EX-10.128
EX-10.129
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Business
General
Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that since 1925 has been the managing attorney-in-fact for the subscribers (policyholders) of the Erie Insurance Exchange (“Exchange”). The Exchange is a subscriber owned Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance.
Indemnity’s primary function is to perform certain services for the Exchange relating to the sales, underwriting and issuance of policies on behalf of the Exchange. This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed by each subscriber (policyholder), appointing Indemnity as their common attorney-in-fact to transact business on their behalf and to manage the affairs of the Exchange. Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.
Through December 31, 2010, Indemnity also operated as a property and casualty insurer through its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”) and Erie Insurance Property and Casualty Company (“EPC”). EIC, ENY and EPC, together with the Exchange and its wholly owned subsidiary, Flagship City Insurance Company (“Flagship”), are collectively referred to as the “Property and Casualty Group”. The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and writes primarily private passenger automobile, homeowners, commercial multi-peril, commercial automobile and workers compensation lines of insurance.
On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned property and casualty subsidiaries to the Exchange. There was no gain or loss resulting from this sale as Indemnity and the Exchange are deemed to be under common control. Under this new structure, all property and casualty insurance operations are owned by the Exchange, and Indemnity will continue to function as the management company. There was no impact on the existing reinsurance pooling agreement between the Exchange and EIC or ENY as a result of the sale, nor was there any impact to the subscribers (policyholders) of the Exchange, to the Exchange’s independent insurance agents, or to Indemnity’s employees.
Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells individual and group life insurance policies and fixed annuities. Indemnity and the Exchange own 21.6% and 78.4% of EFL, respectively. On November 4, 2010, Indemnity entered into a definitive agreement for the sale of its 21.6% ownership interest in EFL to the Exchange, which is scheduled to close by March 31, 2011. Upon the closing date, the Exchange will own 100% of EFL.
Because Indemnity and the Exchange are deemed to be under common control for financial reporting purposes, any gains or losses resulting from the sale of Indemnity’s equity interest in EFL will be recorded as an adjustment directly to Indemnity’s equity balance at March 31, 2011.
“Indemnity shareholder interest” refers to the interest in Erie Indemnity Company owned by the Class A and Class B shareholders. “Noncontrolling interest” refers to the interest in the Erie Insurance Exchange held for the benefit of the subscribers (policyholders).
The consolidated financial statements of Erie Indemnity Company reflect the results of Indemnity and its variable interest entity, the Exchange, which we refer to collectively as “Erie Insurance Group” (“we,” “us,” “our”).
Business segments
We operate our business as four reportable segments — management operations, property and casualty insurance operations, life insurance operations and investment operations. Financial information about these segments is set forth in and referenced to Item 8. “Financial Statements and Supplementary Data — Note 5, Segment Information, of Notes to Consolidated Financial Statements” contained within this report. Further discussion of financial results by operating segment is provided in and referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Management operations — We generate internal management fee revenue, which accrues to the benefit of the Indemnity shareholder interest, as Indemnity provides services to the Exchange relating to the sales, underwriting and issuance of policies. The Exchange is the sole customer of our management operations. Indemnity charges the Exchange a management fee, determined by our Board of Directors, not to exceed 25% of all premiums written or assumed by the Exchange for its services as attorney-in-fact. Management fee revenue is eliminated upon consolidation.
Property and casualty insurance operations — The Property and Casualty Group generates revenue by insuring standard and preferred risks, with personal lines comprising 73% of the 2010 direct written premiums and commercial lines comprising the remaining 27%. The principal personal lines products based upon 2010 direct written premiums were private passenger automobile (48%) and homeowners (21%). The principal commercial lines products based on 2010 direct written premiums were commercial multi-peril (11%), commercial automobile (7%) and workers compensation (6%).
The members of the Property and Casualty Group pool their underwriting results under an intercompany pooling agreement. Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest and ENY retains a 0.5% interest. Prior to December 31, 2010, the underwriting results retained by EIC and ENY accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.
Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year. Property and casualty insurance premiums earned accounted for approximately 81% of our total consolidated revenue in 2010, 90% in 2009 and 142% in 2008. The proportion of property and casualty insurance premiums to total consolidated revenues was significantly greater in 2008 due to losses generated from our investment operations as a result of unfavorable market conditions.
The Property and Casualty Group is represented by nearly 2,100 independent agencies comprising almost 9,500 licensed representatives, which is our sole distribution channel. In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are fundamental to the Property and Casualty Group’s success.
The Property and Casualty Group writes business in Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, Wisconsin and the District of Columbia. The states of Pennsylvania, Maryland and Virginia made up 63% of the Property and Casualty Group’s 2010 direct written premium.
While sales, underwriting and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 24 field offices throughout its operating region to provide claims services to policyholders and marketing support for the independent agencies that represent us.
The Property and Casualty Group ranked as the 13th largest automobile insurer in the United States based on 2009 direct written premiums and as the 19th largest property and casualty insurer in the United States based on 2009 total lines net premium written according to AM Best.
Life insurance operations — Our life insurance operations generate revenue from the sale of individual and group life insurance policies and fixed annuities. These products are offered through our property and casualty agency force to provide an opportunity to cross-sell both personal and commercial accounts. EFL writes business in 10 states including Illinois, Indiana, Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and Wisconsin and the District of Columbia. The state of Pennsylvania made up 51% of EFL’s 2010 premium and annuity considerations, with Maryland, Virginia and Ohio making up nearly 10% each.
As discussed previously, currently Indemnity and the Exchange own 21.6% and 78.4% of EFL, respectively. Upon the sale of Indemnity’s ownership interest in EFL, scheduled to close by March 31, 2011, the Exchange will own 100% of the life insurance operations.

Investment operations — Our investment operations generate revenue from our fixed maturity, equity security and alternative investment portfolios. The portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis. Revenues and losses included in investment operations consist of net investment income, net realized gains and losses, net impairment losses recognized in earnings for our fixed maturity and preferred equity portfolios, and equity in earnings and losses from our alternative investments, which include private equity, real estate, and mezzanine limited partnerships. The volatility inherent in the financial markets has the potential to impact our investment portfolio from time-to-time. Net revenues from our investment operations accounted for approximately 17% of our total consolidated revenue in 2010 and 8% in 2009, where in 2008 net losses from our investment operations negatively impacted our total consolidated revenues by 46% as a result of unfavorable market conditions.
Competition
Property and casualty insurers generally compete on the basis of customer service, price, consumer recognition, coverages offered, claims handling, financial stability and geographic coverage. Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers and by large companies who market and sell personal lines products directly to consumers. In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, the Property and Casualty Group faces competition within its appointed agencies based on ease of doing business, product, price and service relationships.
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
The Erie Insurance Group has a strategic focus that we believe will result in long-term underwriting performance. First, we employ an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis through careful risk selection and rational pricing. The careful selection of risks allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices. The Property and Casualty Group has continued to refine its risk measurement and price segmentation model used in the underwriting and pricing processes. Second, the Property and Casualty Group focuses on consistently providing superior service to policyholders and agents. Third, the Property and Casualty Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale and low cost of operations from centralized accounting, administrative, underwriting, investment, information management and other support services.
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
EFL, our life insurer, is subject to many of the same structural advantages and environmental challenges as the Property and Casualty Group. Term life business accounts for the majority of policies issued by EFL, and this product line is extremely competitive and increasingly transparent due in part to the proliferation of on-line quoting services. Besides price, ease of application and processing improvements represent areas where companies are finding ways to differentiate themselves among independent producers. EFL continues to progress in these areas using state-of-the-art technology and third-party vendors. Historically, sound underwriting and disciplined approaches to pricing and investing have contributed to favorable operating results. While EFL will be challenged to maintain these trends in the face of intensified competition going forward, we continue to shape our strategy and core processes to respond more effectively to the needs of our policyholders and independent agents.

Employees
We employed approximately 4,200 people at December 31, 2010, of which approximately 2,090, or 50%, provide claims specific services exclusively for the Property and Casualty Group and approximately 65, or 2%, perform services exclusively for EFL.
Reserves for losses and loss expenses
The table that follows illustrates the change over time of the loss and loss expense reserves established for the Property and Casualty Group at the end of the last ten calendar years. The Property and Casualty Group’s obligation at December 31, 2010 is $3.6 billion. An additional discussion of our property and casualty loss reserve methodology can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained within this report.
The Property and Casualty Group discounts only workers compensation reserves. These reserves are discounted on a nontabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The interest rate of 2.5% used to discount these reserves is based upon the Property and Casualty Group’s historical workers compensation payout pattern. The Property and Casualty Group’s unpaid losses and loss expenses reserves were reduced by $127 million and $136 million at December 31, 2010 and 2009, respectively, as a result of this discounting.
An additional discussion of property and casualty loss reserve activity can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” section contained within this report.

	Property and Casualty Group
	Reserves for Unpaid Losses and Loss Expenses

	At December 31,
(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross liability for unpaid losses and loss expenses (LAE)	$2,348	$2,940	$3,401	$3,629	$3,779	$3,830	$3,684	$3,586	$3,598	$3,584

Gross liability re-estimated as of:
One year later	2,677	2,986	3,360	3,592	3,651	3,559	3,487	3,502	3,336

Two years later	2,731	3,021	3,423	3,583	3,508	3,467	3,409	3,320

Three years later	2,789	3,117	3,482	3,558	3,464	3,412	3,307

Four years later	2,895	3,190	3,497	3,516	3,437	3,358

Five years later	2,979	3,223	3,466	3,494	3,404

Six years later	3,027	3,173	3,440	3,485

Seven years later	2,977	3,186	3,430

Eight years later	2,980	3,189

Nine years later	2,964

Cumulative (deficiency) redundancy	$(616)	$(249)	$(29)	$144	$375	$472	$377	$266	$262	N/A

Cumulative amount of gross liability paid through:
One year later	$859	$933	$1,055	$1,066	$1,067	$1,019	$1,042	$1,033	$955

Two years later	1,339	1,477	1,638	1,699	1,630	1,621	1,573	1,538

Three years later	1,658	1,819	2,034	2,056	2,016	1,962	1,889

Four years later	1,858	2,044	2,245	2,294	2,235	2,147

Five years later	1,990	2,161	2,394	2,431	2,342

Six years later	2,061	2,256	2,484	2,509

Seven years later	2,131	2,316	2,541

Eight years later	2,172	2,357

Nine years later	$2,201

Government Regulation
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
The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which such companies operate. These involuntary programs provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage in the voluntary market. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and windstorm plans. Legislation establishing these programs generally provides for participation in proportion to voluntary writings of related lines of business in that state. The loss ratio on insurance written under involuntary programs has traditionally been greater than the loss ratio on insurance in the voluntary market. Although currently the federal government does not directly regulate the insurance industry, federal programs, such as federal terrorism backstop legislation and the Federal Insurance Office established under the Dodd-Frank Act can also impact the insurance industry.
Our life insurer, EFL, is subject to similar state regulations as the Property and Casualty Group, although specific laws and statutes applicable to life insurance and annuity carriers govern its activities. Valuation laws require statutory reserves to be held at conservative levels, which can have a substantial impact on the amount of free surplus that is available for financing new business and other growth opportunities.
Most states have enacted legislation that regulates insurance holding company systems such as the Erie Insurance Group. Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine Indemnity, as the management company, the Property and Casualty Group and EFL at any time and may require disclosure and/or prior approval of certain transactions with the insurers and Indemnity, as an insurance holding company.
All transactions within the holding company system affecting the insurers Indemnity manages are filed with the applicable insurance departments and must be fair and reasonable. Approval of the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer. In some states, the acquisition of 10% or more of the outstanding common stock of an insurer or its holding company is presumed to be a change in control. The sale of Indemnity’s wholly owned property and casualty subsidiaries, EIC, ENY and EPC, and the sale of Indemnity’s 21.6% ownership interest in EFL have both been approved by the appropriate regulatory agencies. Approval of the applicable insurance commissioner is also required in order to declare extraordinary dividends. See Item 8, “Financial Statements and Supplementary Data — Note 23, Statutory Information, of Notes to Consolidated Financial Statements” contained within this report.
Website access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.erieinsurance.com as soon as reasonably practicable after such material is filed electronically with the SEC. Our Code of Conduct is available on our website and in printed form upon request. Our information statement on Form 14(C) is also available free of charge at www.erieinsurance.com. Copies of our annual report on Form 10-K will be made available, free of charge, upon written request as well by contacting Investor Relations, Erie Indemnity Company, 100 Erie Insurance Place, Erie, PA 16530, or calling 1-800-458-0811.

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
Risk factors related to the Indemnity shareholder interest
If the management fee rate paid by the Exchange is reduced or if there is a significant decrease in the amount of premiums written or assumed by the Exchange, revenues and profitability could be materially adversely affected.
Indemnity is dependent upon management fees paid by the Exchange, which represent its principal source of revenue. Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity may retain up to 25% of all premiums written or assumed by the Exchange. Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement. Accordingly, any reduction in direct premiums written by the Property and Casualty Group would have a proportional negative effect on Indemnity’s revenues and net income. See the “Risk factors relating to the non-controlling interest owned by the Exchange, which includes the Property and Casualty Group and EFL” section, herein, for a discussion of risks impacting direct written premium.
The management fee rate is determined by the Board of Directors and may not exceed 25% of the premiums written or assumed by the Exchange. The Board of Directors sets the management fee rate each December for the following year. At their discretion, the rate can be changed at any time. The factors considered by the Board in setting the management fee rate include Indemnity’s financial position in relation to the Exchange and the long-term needs of the Exchange for capital and surplus to support its continued growth and competitiveness. If the Exchange’s surplus were significantly reduced, the management fee rate could be reduced and Indemnity’s revenues and profitability could be materially adversely affected.
If the costs of providing services to the Exchange are not controlled, Indemnity’s revenues and profitability could be materially adversely affected.
Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity is appointed to perform certain services, regardless of the cost of providing those services. These services relate to the sales, underwriting and issuance of policies on behalf of the Exchange. Indemnity incurs significant costs related to commissions, employees, and technology in order to provide these services.
Commissions to independent agents are the largest component of Indemnity’s cost of operations. Commissions include scheduled commissions to agents based on premiums written as well as additional commissions and bonuses to agents, which are earned by achieving certain targeted measures. Changes to commission rates or bonus programs may result in increased future costs and lower profitability.
Employees are an essential part of the operating costs related to providing services for the Exchange. As a result, Indemnity’s profitability is affected by employee costs, including salary, medical, pension and other benefit costs. Recent regulatory developments and economic factors that are beyond our control indicate that employee healthcare costs will continue to increase. Although Indemnity actively manages these cost increases, there can be no assurance that future cost increases will not occur and reduce its profitability.
Technological development is necessary to reduce Indemnity’s costs and the Property and Casualty Group’s operating costs and to facilitate agents’ and policyholders’ ability to do business with the Property and Casualty Group. If we are unable to keep pace with the advancements in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. This could result in additional costs as we invest in new technology and systems.

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
Our success also depends on our ability to attract, develop and retain a talented employee base. The inability to staff all functions of our business with employees possessing the appropriate technical expertise could have an adverse effect on our business performance. Staffing appropriately skilled employees for the deployment and maintenance of information technology systems, the appropriate handling of claims, and rendering of disciplined underwriting is critical to the success of our business.
If we are unable to keep pace with technological advancements in the insurance industry or are unable to ensure system availability or to secure system information, the ability of the Erie Insurance Group to compete effectively could be impaired.
The Indemnity is responsible for providing the technological resources necessary to support the operations of the Erie Insurance Group. Our business is highly dependent upon the effective operations of our technology and information systems. We rely on these systems to assist in key functions of core business operations including processing claims, applications, and premium payments, providing customer support, performing actuarial and financial analysis, and maintaining key data. We have an established business continuity plan to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event. The failure of our information systems for any reason could result in a material adverse effect on our business, financial condition, or results of operations.
Advancements in technology continue to make it easier to store, share and transport information. A security breach of our computer systems could interrupt or damage our operations or harm our reputation if confidential company or customer information were to be misappropriated from our systems. Cases where sensitive data is exposed or lost may lead to a loss in competitive advantage or lawsuits.
The performance of Indemnity’s investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on its results of operations or financial condition.
The Indemnity’s investment portfolio is comprised principally of fixed-income maturities and limited partnerships. At December 31, 2010 the Indemnity’s investment portfolio consisted of approximately 50% fixed income securities, 40% limited partnerships, and 10% equity securities.
All of Indemnity’s marketable securities are subject to market volatility. To the extent that future market volatility negatively impacts Indemnity’s investments, its financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer including rating downgrades and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on Indemnity’s operating results and financial condition. See also Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.
If the fixed-income, equity, or limited partnership portfolios were to suffer a substantial decrease in value, Indemnity’s financial position could be materially adversely affected through increased unrealized losses or impairments.

Currently, 75% of the fixed-income portfolio is invested in municipal securities. The performance of the fixed-income portfolio is subject to a number of risks including:
•	Interest rate risk — the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates.

•	Investment credit risk — the risk that the value of certain investments may decrease due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

•	Concentration risk — the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition, performance, or outlook of those issuers, sectors, or industries.

•	Liquidity risk — the risk that Indemnity will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that Indemnity will not be able to sell them at all, when desired. Disruptions in the financial markets, or a lack of buyers for the specific securities that Indemnity is trying to sell, could prevent it from liquidating securities or cause a reduction in prices to levels that are not acceptable to Indemnity.
In addition to the fixed-income securities, a significant portion of Indemnity’s portfolio is invested in limited partnerships. At December 31, 2010, the Indemnity had investments in limited partnerships of $216 million, or 16% of total assets. In addition, Indemnity is obligated to invest up to an additional $50 million in limited partnerships, including private equity, real estate and mezzanine partnership investments. Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed-income securities, cash flows and return expectations are less predictable. The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, Indemnity’s financial statements at December 31, 2010, do not reflect market conditions experienced in the fourth quarter of 2010.
Indemnity’s equity securities have exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. Indemnity does not hedge its exposure to equity price risk inherent in its equity investments. Equity markets, sectors, industries, and individual securities may also be subject to some of the same risks that affect Indemnity’s fixed-income portfolio, as discussed above.
Indemnity is subject to credit risk from the Exchange because the management fees from the Exchange are not paid immediately when premiums are written.
Indemnity recognizes management fees due from the Exchange as income when the premiums are written because at that time Indemnity has performed substantially all of the services it is required to perform, including sales, underwriting and policy issuance activities. However, such fees are not paid to Indemnity by the Exchange until the Exchange collects the premiums from policyholders. As a result, Indemnity holds receivables for management fees since such fees are based on premiums that have been written and assumed. Indemnity also holds receivables from the Exchange for costs it pays on the Exchange’s behalf. The receivable from the Exchange totaled $232 million or 18% of our total assets at December 31, 2010.
Deteriorating capital and credit market conditions may significantly affect Indemnity’s ability to meet liquidity needs and access capital.
Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, pay dividends, and repurchase stock. Our management estimates the appropriate level of capital necessary based on current and projected results, which include a factor for potential exposures based on these Risk Factors. Failure to accurately estimate Indemnity’s capital needs may have a material adverse effect on its financial condition until additional sources of capital can be located. Further, a deteriorating financial condition may create a negative perception of the Indemnity by third parties, including rating agencies, investors, agents, and customers which could impact its ability to access additional capital in the debt or equity markets.
The primary sources of liquidity for Indemnity are management fees and cash flows generated from its investment portfolio. In the event Indemnity’s current sources do not satisfy its needs, Indemnity has the ability to access its $100 million bank line of credit, from which there were no borrowings as of December 31, 2010, or sell assets in the investment portfolio. Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities and to a greater extent its significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.
In the event these traditional sources of liquidity are not available, Indemnity may have to seek additional financing. Indemnity’s access to funds will depend on a number of factors including current market conditions, the availability of credit to the financial services industry, market liquidity, and credit ratings. In deteriorating market conditions, Indemnity may not be able to obtain additional financing on favorable terms, or at all.
Indemnity is subject to claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on Indemnity’s business, results of operations or financial condition.
Indemnity faces a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating its businesses, including the risk of class action lawsuits. Indemnity’s pending legal and regulatory actions include proceedings specific to Indemnity and others generally applicable to business practices in the industries in which it operates. In Indemnity’s management operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, product design, product disclosure, policy issuance and administration, additional premium charges for premiums paid on a periodic basis, charging excessive or impermissible fees on products, recommending unsuitable products to customers, and breaching alleged fiduciary or other duties to customers. Indemnity is also subject to litigation arising out of its general business activities such as its contractual and employment relationships. Plaintiffs in class action and other lawsuits against Indemnity may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. Indemnity is also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and authorities.
Risk factors relating to the non-controlling interest owned by the Exchange, which includes the Property and Casualty Group and EFL
Deteriorating general economic conditions may have an adverse effect on the non-controlling interest’s operating results and financial condition.
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment and recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Property and Casualty Group, and consequently Indemnity’s management fee. These conditions could also impair the ability of customers to pay premiums when due, and as a result, the Property and Casualty Group’s reserves and write-offs could increase.
In addition, downward economic trends also may have an adverse effect on both Indemnity’s and the Property and Casualty Group’s investment results by negatively impacting the business conditions and impairing credit for the issuers of securities held in their respective investment portfolios. This could reduce fair values of investments and generate significant unrealized losses or impairment charges which may adversely affect their respective financial results.

The Property and Casualty Group depends on independent insurance agents, which exposes the Property and Casualty Group to risks not applicable to companies with exclusive agents or other forms of distribution.
The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive agencies. These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally they also sell competitors’ insurance products. As a result, the Property and Casualty Group’s business depends in large part on the marketing and sales efforts of these agencies. To the extent these agencies’ marketing efforts cannot be maintained at their current levels of volume or they bind the Property and Casualty Group to unacceptable insurance risks, fail to comply with established underwriting guidelines or otherwise improperly market the Property and Casualty Group’s products, the results of operations and business of the Property and Casualty Group could be adversely affected. Also, to the extent these agencies place business with competing insurers due to compensation arrangements, product differences, price differences, ease of doing business or other reasons, the results of operations of the Property and Casualty Group could be adversely affected. If the Property and Casualty Group is unsuccessful in maintaining and increasing the number of agencies in its independent agent distribution system, the results of operations of the Property and Casualty Group could be adversely affected. To the extent that consumer preferences cause the insurance industry to migrate to a delivery system other than independent agencies, the business of the Property and Casualty Group could be adversely affected. Also, to the extent the agencies choose to place significant portions or all of their business with competing insurance companies, the results of operations and business of the Property and Casualty Group could be adversely affected.
The Property and Casualty Group maintains a brand recognized for superior customer service. Our ability to maintain this reputation is a key factor to the Property and Casualty Group’s success.
The Property and Casualty Group consistently ranks high in consumer surveys for customer service. Incidents such as failure to protect sensitive customer data, errors in processing a claim, systems failures, or unfavorable litigation, among others, may result in reputational harm to the Property and Casualty Group’s brand and the potential for reduction in business. While we maintain and execute processes to minimize these events, we cannot completely eliminate this risk.
The Property and Casualty Group faces significant competition from other regional and national insurance companies. Failure to keep pace with competitors may result in lower market share and revenues, which may have a material adverse affect on the Property and Casualty Group’s financial condition.
The Property and Casualty Group competes with regional and national property/casualty insurers including direct writers of insurance coverage. Many of these competitors are larger and many have greater financial, technical and operating resources. In addition, there is competition within each independent insurance agency that represents other carriers as well as the Property and Casualty Group.
If we are unable to perform at industry best practice levels in terms of quality, cost containment, and speed-to-market due to inferior operating resources and/or problems with external relationships, the Property and Casualty Group’s business performance may suffer. As the business environment changes, if we are unable to adapt timely to emerging industry changes, or if our people do not conform to the changes, the Property and Casualty Group’s business could be materially impacted.
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
The internet continues to grow as a method of product distribution, and as a preferred method of product and price comparison. We compete against established ‘direct to consumer’ insurers as well as insurers that use a combination of agent and online distribution. We expect the competitors in this channel to grow. Failure to position our distribution technology effectively in light of these trends and changing demographics could inhibit the Property and Casualty Group’s ability to grow and maintain its customer base. The Property and Casualty Group’s growth could also be adversely impacted by an inability to accommodate prospective customers based on lack of geographic agency presence.

Changes in applicable insurance laws, regulations or changes in the way regulators administer those laws or regulations could adversely change the Property and Casualty Group’s operating environment and increase its exposure to loss or put it at a competitive disadvantage.
Property and casualty insurers are subject to extensive supervision in the states in which they do business. This regulatory oversight includes, by way of example, matters relating to licensing examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, transactions between affiliates and restrictions on underwriting standards. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of shareholders. For instance, members of the Property and Casualty Group are subject to involuntary participation in specified markets in various states in which they operate, and the rate levels the Property and Casualty Group is permitted to charge do not always correspond with the underlying costs associated with the coverage issued. Although currently the federal government does not directly regulate the insurance industry, federal programs, such as federal terrorism backstop legislation and the Federal Insurance Office established under the Dodd-Frank Act can also impact the insurance industry. In addition to specific insurance regulation, the Property and Casualty Group must also comply with other regulatory, legal and ethical requirements relating to the general operation of a business.
Premium rates and reserves must be established for members of the Property and Casualty Group from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period. The Property and Casualty Group’s underwriting profitability could be adversely affected to the extent such premium rates or reserves are too low or by the effects of inflation.
One of the distinguishing features of the property and casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues. Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group. Accordingly, premium rates must be established from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period. These premium rates may prove to be inadequate if future inflation is significantly higher than the inflation anticipated in the pricing.
Further, property and casualty insurers establish reserves for losses and loss expenses that will not be paid and settled for many years. Numerous factors affect both the current estimates and final settlement value of these losses and loss expenses. It is possible that the ultimate liability for these losses and loss expenses will exceed these reserves because of unanticipated changes in the future development of known losses, the unanticipated emergence of losses that have occurred but are currently unreported and larger than expected settlements on pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If pricing or reserves of the Property and Casualty Group are not sufficient, the Property and Casualty Group’s underwriting profitability may be adversely impacted.
Not completely knowing costs before products are priced has caused the property and casualty insurance industry to cycle through periods of pricing corrections, resulting in an oscillation of profitability and premium growth. Based on this experience, we expect this cyclicality to continue. The Property and Casualty Group seeks an appropriate balance between profitability and premium growth, but the need to remain competitive prevents it from being completely immune to the cyclical routine. The periods of intense price competition in the cycle could adversely affect the Property and Casualty Group’s financial condition, profitability, or cash flows.
Emerging claim and coverage issues in the insurance industry are unpredictable and could cause an adverse effect on the Property and Casualty Group’s results of operation or financial condition.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect the Property and Casualty Group’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these emerging issues may not become apparent for some time after the Property and Casualty Group has issued the affected insurance policies. As a result, the full extent of liability under the Property and Casualty Group’s insurance policies may not be known for many years after the policies are issued.

Changes in reserve estimates may adversely affect EFL’s operating results.
Reserves for life-contingent contract benefits are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs may be required which could have a material adverse effect on EFL’s operating results.
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
Terrorist attacks could cause losses from insurance claims related to the property/casualty insurance operations, as well as a decrease in our equity, net income or revenue. The federal Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 requires that some coverage for terrorist loss be offered by primary commercial property insurers and provides federal assistance for recovery of claims through 2014. While the Property and Casualty Group is exposed to terrorism losses in commercial lines and workers compensation, these lines are afforded a limited backstop above insurer deductibles for acts of terrorism under this federal program. The Property and Casualty Group has no personal lines terrorist coverage in place. The Property and Casualty Group could incur large net losses if terrorist attacks occur.
The Property and Casualty Group maintains a property catastrophe reinsurance treaty that was renewed effective January 1, 2011, that provides coverage of 90% of a loss up to $500 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence. In addition, a second property catastrophe reinsurance treaty was entered into with nonaffiliated reinsurers providing coverage of up to 90% of a loss of $25 million in excess of the first property catastrophe reinsurance treaty’s coverage of $850 million. The treaties exclude losses from acts of terrorism. Catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely affect the Property and Casualty Group’s underwriting profitability and financial position.
The inability to acquire reinsurance coverage at reasonable rates or collect amounts due from reinsurers could have an adverse effect on the Property and Casualty Group.
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. The availability of reinsurance capacity can be impacted by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events. The availability and cost of reinsurance could affect the Property and Casualty Group’s business volume and profitability.
Although the reinsurer is liable to the Property and Casualty Group to the extent of the ceded reinsurance, the Property and Casualty Group remains liable as the direct insurer on all risks reinsured. Reinsurance contracts do not relieve the Property and Casualty Group from its primary obligations to policyholders. As a result, ceded reinsurance arrangements do not eliminate the Property and Casualty Group’s obligation to pay claims. Accordingly, the Property and Casualty Group is subject to credit risk with respect to its ability to recover amounts due from reinsurers. The Property and Casualty Group’s inability to collect a material recovery from a reinsurer could have an adverse effect on its underwriting profitability and financial condition.

The performance of the Exchange’s investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on its results of operations or financial condition.
The Exchange’s investment portfolio is comprised principally of fixed-income maturities, common stocks, and limited partnerships. At December 31, 2010 the Exchange’s investment portfolio consisted of approximately 65% fixed income securities, 20% common stocks, 10% limited partnerships, and 5% preferred equity securities.
All of the Exchange’s marketable securities are subject to market volatility. To the extent that future market volatility negatively impacts the Exchange’s investments, its financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer including rating downgrades and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on the Exchange’s operating results and financial condition. See also Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.
If the fixed-income, equity, or limited partnership portfolios were to suffer a substantial decrease in value, the Exchange’s financial position could be materially adversely affected through increased unrealized losses or impairments. A significant decrease in the Exchange’s portfolio could also put it, or its subsidiaries, at risk of failing to satisfy regulatory minimum capital requirements.
Currently, 30% of the Exchange’s fixed-income portfolio is invested in financial sector securities and 20% are invested in municipal securities and results may vary depending on the market environment. The performance of the fixed-income portfolio is subject to a number of risks including:
•	Interest rate risk — the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates.

•	Investment credit risk — the risk that the value of certain investments may decrease due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

•	Concentration risk — the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition, performance, or outlook of those issuers, sectors, or industries.

•	Liquidity risk — the risk that the Exchange will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that the Exchange will not be able to sell them at all, when desired. Disruptions in the financial markets, or a lack of buyers for the specific securities that the Exchange is trying to sell, could prevent it from liquidating securities or cause a reduction in prices to levels that are not acceptable to the Exchange.
The Exchange’s common and preferred equity securities have exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. The Exchange does not hedge its exposure to equity price risk inherent in its equity investments. Equity markets, sectors, industries, and individual securities may also be subject to some of the same risks that affect the Exchange’s fixed-income portfolio, as discussed above.
In addition, a significant portion of the Exchange’s portfolio is invested in limited partnerships. At December 31, 2010, the Exchange had investments in limited partnerships of $1.1 billion, or 8% of total assets. In addition, the Exchange is obligated to invest up to an additional $402 million in limited partnerships, including private equity, real estate and mezzanine partnership investments. Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable. The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, the Exchange’s financial statements at December 31, 2010, do not reflect market conditions experienced in the fourth quarter of 2010.
Deteriorating capital and credit market conditions may significantly affect the Exchange’s ability to meet liquidity needs and access capital.
Sufficient liquidity and capital levels are required to pay claims, claims-related expenses and income taxes as well as to build the Exchange’s investment portfolio, provide for additional protection against possible large, unexpected losses and maintain adequate surplus amounts. Management estimates the appropriate level of capital necessary based on current and projected results, which include a factor for potential exposures based on these Risk Factors. Failure to accurately estimate the Exchange’s capital needs may have a material adverse effect on the Exchange’s financial condition until additional sources of capital can be located. Further, a deteriorating financial condition may create a negative perception of the Exchange by third parties, including rating agencies, investors, agents, and customers which could impact the Exchange’s ability to access additional capital in the debt or equity markets.
The primary sources of liquidity for the Exchange are insurance premiums and cash flow generated from the investment portfolio. In the event the Exchange’s current sources do not satisfy its needs, the Exchange has the ability to access its $200 million bank line of credit, from which there were no borrowings as of December 31, 2010. The Exchange may also sell assets in the investment portfolio. Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or to a greater extent its significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.
In the event these traditional sources of liquidity are not available, the Exchange may have to seek additional financing. The Exchange’s access to funds will depend on a number of factors including current market conditions, the availability of credit to the financial services industry, market liquidity, and credit ratings. In deteriorating market conditions, the Exchange may not be able to obtain additional financing on favorable terms, or at all.
If there were a failure to maintain a commercially acceptable financial strength rating, the Property and Casualty Group’s competitive position in the insurance industry would be adversely affected.
Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. Ratings are assigned by rating agencies to insurers based upon factors that the rating agencies believe are relevant to policyholders. Currently the Property and Casualty Group’s pooled AM Best rating is an A+ (“superior”). A significant downgrade in this or other ratings would reduce the competitive position of the Property and Casualty Group making it more difficult to attract profitable business in the highly competitive property/casualty insurance market.
The Property and Casualty Group is subject to claims and legal proceedings, which, if determined unfavorably to the Property and Casualty Group, could have a material adverse effect on our business, results of operations or financial condition.
The Property and Casualty Group faces a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating its businesses, including the risk of class action lawsuits. The Property and Casualty Group’s pending legal and regulatory actions include proceedings specific to the Property and Casualty Group and others generally applicable to business practices in the industries in which it operates. In the Property and Casualty Group’s insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to claims payments and procedures, denial or delay of benefits, charging excessive or impermissible fees on products, and breaching fiduciary or other duties to customers. The Property and Casualty Group is also subject to litigation arising out of its general business activities such as its contractual relationships. Plaintiffs in class action and other lawsuits against the Property and Casualty Group may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. The Property and Casualty Group is also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and authorities. See also the litigation risks associated with the Indemnity shareholder interest for additional discussion of litigation risks.
The Exchange is dependent on the Indemnity to perform certain services, including sales, underwriting, and the issuance of policies. Failure to perform these services effectively may have a material adverse effect on the financial condition of the Exchange.
Pursuant to the attorney-in-fact agreements with the policyholders at the Exchange, the Indemnity is responsible for performing key functions for the Exchange including management and operational services and related technology systems. The Exchange has no employees, as the Indemnity employs all personnel related to performing operating functions for the Exchange. In addition, the Board of Directors for the Indemnity has the responsibility for such Exchange-related activities as setting the management fee paid by the Exchange to the Indemnity. As a result, the business and financial condition of the Exchange would be materially adversely affected if the Indemnity was not able to provide the necessary operating and management services required by the Exchange.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The companies comprising the Erie Insurance Group share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 500,000 square feet and is owned by the Exchange.
The Erie Insurance Group also operates 24 field offices in 11 states. Eighteen of these offices provide both agency support and claims services and are referred to as branch offices, while the remaining six provide only claims services and are considered claims offices. Of these field offices, eight are owned by the Erie Insurance Group (Indemnity owns three comprising approximately 40,000 square feet, the Exchange owns four comprising approximately 43,000 square feet, and EFL owns one comprising approximately 22,000 square feet), while the remaining 16 field offices are leased from unaffiliated parties, comprising approximately 104,000 square feet.
Item 3. Legal Proceedings
Reference is made to Item 8. “Financial Statements and Supplementary Data — Note 21, Commitments and Contingencies, of Notes to Consolidated Financial Statements” contained within this report.
Item 4. Removed and Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common stock market prices and dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol “ERIE.” No established trading market exists for the Class B voting common stock. American Stock Transfer & Trust Company serves as our transfer agent and registrar. As of February 18, 2011, there were approximately 871 beneficial shareholders of record of our Class A non-voting common stock and 11 beneficial shareholders of record of our Class B voting common stock.
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
The common stock high and low sales prices and dividends for each full quarter of the last two years were as follows:

	2010				2009
			Cash Dividend				Cash Dividend
	Sales Price		Declared		Sales Price		Declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A	Class B

March 31	$43.13	$38.03	$0.480	$72.00	$38.67	$28.57	$0.45	$67.50
June 30	46.89	42.59	0.480	72.00	36.47	32.72	0.45	67.50
September 30	56.20	44.38	0.480	72.00	38.67	35.01	0.45	67.50
December 31	65.47	55.41	0.515	77.25	40.18	35.21	0.48	72.00

Total			$1.955	$293.25			$1.83	$274.50

Stock performance
The following graph depicts the cumulative total shareholder return (assuming reinvestment of dividends) for the periods indicated for our Class A common stock compared to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Property-Casualty Insurance Index:

	2005		2006	2007	2008	2009	2010

Erie Indemnity Company Class A common stock	$100	*	$112	$103	$79	$86	$147
Standard & Poor’s 500 Stock Index	100	*	113	98	69	78	85
Standard & Poor’s Property-Casualty Insurance Index	110	*	116	122	77	97	112

*	Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in our Class A common stock, Standard & Poor’s 500 Stock Index and Standard & Poor’s Property-Casualty Insurance Index.

Issuer Purchases of Equity Securities
A stock repurchase plan was authorized January 1, 2004 allowing us to repurchase up to $250 million of our outstanding Class A nonvoting common stock through December 31, 2006. Our Board of Directors approved continuations of this stock repurchase program for an additional $250 million in February 2006, $100 million in September 2007, and $100 million in April 2008. Subsequent continuations were approved for amounts that included and were not in addition to any unspent amounts under the current program of $100 million in May 2009, $100 million in April 2010, and $150 million in December 2010 which was authorized with no time limitation. As of December 31, 2010, we have approximately $146 million of repurchase authority remaining under this plan. We may purchase shares, from time-to-time, in the open market or through privately negotiated transactions, depending on prevailing market conditions and alternative uses of our capital and at times and in a manner that we deem appropriate. During 2010, shares repurchased totaled 1.1 million at a total cost of $57 million. Cumulative shares repurchased under this plan since inception totaled 12.9 million at a total cost of $671 million as of December 31, 2010. See Item 8. “Financial Statements and Supplementary Data — Note 19, Capital Stock, of Notes to Consolidated Financial Statements” contained within this report for discussion of additional shares repurchased outside of this plan.
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended December 31, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
(dollars in millions, except per share data)	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Plan	Plan
October 1 — 31, 2010	122,464	$56.65	122,464
November 1 — 30, 2010	11,202	58.77	11,202
December 1 — 31, 2010	64,700	64.66	64,700

Total	198,366		198,366	$146

Item 6. Selected Consolidated Financial Data

	ERIE INDEMNITY COMPANY
	Years Ended December 31,
(dollars in millions, except share data)	2010	2009		2008	2007		2006
Operating data:
Premiums earned	$3,987	$3,869		$3,834	$3,832		$3,943
Net investment income	433	433		438	451		432
Realized gains (losses) on investments	307	286		(1,597)	(5)		188
Equity in earnings (losses) of limited partnerships	128	(369)		(58)	352		235
Other income	35	36		34	31		30
Total revenues	4,890	4,255		2,651	4,661		4,828
Net income (loss)	660	446		(616)	919		852
Less: Net income (loss) attributable to noncontrolling interest in consolidated entity — Exchange	498	338		(685)	706		648
Net Income attributable to Indemnity	162	108		69	213		204

Per share data attributable to Indemnity:
Net income per Class A share — diluted	$2.85	$1.89		$1.19	$3.43		$3.13
Book value per share — Class A common and equivalent B shares	16.24	15.74		13.79	17.68		18.17	(5)
Dividends declared per Class A share	1.955	1.83		1.77	1.64		1.48
Dividends declared per Class B share	293.25	274.50		265.50	246.00		222.00

Financial position data:
Total assets	$14,344	$13,287		$12,505	$14,104		$13,157
Less: Total assets attributable to noncontrolling interest in consolidated entity — Exchange (1)	13,369	11,876		11,101	12,477		11,431
Total assets attributable to Indemnity (1)	975	1,411		1,404	1,627		1,726
Total equity	6,334	5,725	(2)	4,759	6,024		5,481
Less: Noncontrolling interest in consolidated entity — Exchange	5,422	4,823	(2)	3,967	4,973		4,319
Total equity attributable to Indemnity	912	902	(2)	792 (3)	1,051		1,162	(5)
Treasury stock attributable to Indemnity	872	814		811	709		472
Cumulative number of shares repurchased and held in treasury at December 31, attributable to Indemnity	18,235,094	17,086,127		16,994,707	14,938,663	(4)	10,448,471

(1)	The total assets attributable to the Exchange, or noncontrolling interest, and the total assets attributable to the Indemnity shareholder interest are presented with intercompany payables/receivables eliminated.

(2)	On April 1, 2009, we adopted the accounting guidance related to non-credit other-than-temporary impairments for our debt security portfolio. The net impact of the cumulative effect adjustment on April 1, 2009 increased retained earnings and reduced other comprehensive income by $6 million, net of tax, related to the Indemnity shareholder interest and by $95 million, net of tax, related to the Exchange, or noncontrolling interest, resulting in no effect on shareholder’s equity.

(3)	On January 1, 2008, we adopted the fair value option for our common stock portfolio. The net impact of the cumulative effect adjustment increased retained earnings and reduced other comprehensive income by $11 million, net of tax, related to the Indemnity shareholder interest resulting in no effect on shareholder’s equity.

(4)	Includes 1.9 million shares of our Class A non-voting common stock from the F. William Hirt Estate separate from our stock repurchase program.

(5)	On December 31, 2006, shareholders’ equity decreased by $21 million, net of taxes, related to the Indemnity shareholder interest as a result of initially applying the recognition provisions for employers’ accounting for defined benefit pension and other postretirement plans.
Due to the sale of Indemnity’s property and casualty insurance subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Events” section contained within this report.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations highlights significant factors influencing the Erie Insurance Group (“we,” “us,” “our”). (See Item 8. “Financial Statements and Supplementary Data — Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements” contained within this report and the “Recent Accounting Pronouncements” section that follows.) This discussion should be read in conjunction with the audited financial statements and related notes and all other items contained within this Annual Report on Form 10-K, as they contain important information helpful in evaluating our financial condition and operating results.
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
Risk factors related to the Indemnity shareholder interest:
•	dependence on Indemnity’s relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	costs of providing services to the Exchange under the subscriber’s agreement;

•	ability to attract and retain talented management and employees;

•	ability to maintain the uninterrupted operations of our business, including our information technology systems;

•	factors affecting the quality and liquidity of our investment portfolio;

•	credit risk from the Exchange;

•	ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigations against us.

Risk factors related to the non-controlling interest owned by the Exchange, which includes the Property and Casualty Group and EFL:
•	general business and economic conditions;

•	dependence on the independent agency system;

•	ability to maintain our reputation for superior customer service;

•	factors affecting price competition;

•	government regulation of the insurance industry, including approval of rate increases and rating factors such as credit and prior experience, and required processes related to underwriting and claims handling;

•	the uncertain role of the Federal Government, and the ongoing role of the States, in regulating the property/casualty or life insurance industries;

•	premium rates and reserves must be established from forecasts of ultimate costs;

•	emerging claims, coverage issues in the industry, and changes in reserve estimates related to the property and casualty business;

•	changes in reserve estimates related to the life business;

•	severe weather conditions or other catastrophic losses, including terrorism;

•	ability to acquire reinsurance coverage and collectability from reinsurers;

•	factors affecting the quality and liquidity of our investment portfolio;

•	ability to meet liquidity needs and access capital;

•	ability to maintain acceptable financial strength rating;

•	outcome of pending and potential litigation against us; and

•	dependency on service provided by Indemnity.
A forward-looking statement speaks only as of the date on which it is made and reflects Indemnity’s analysis only as of that date. Indemnity undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.
RECENT ACCOUNTING PRONOUNCEMENTS
On June 12, 2009, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 810, Consolidation, which amended the existing guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). (See Item 8. “Financial Statements and Supplementary Data — Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements” contained within this report.)
As of January 1, 2010, Erie Indemnity Company (“Indemnity”) adopted the new accounting principle on a retrospective basis since inception as required under generally accepted accounting principles (“GAAP”). As a result of this new guidance, Indemnity is considered to be the primary beneficiary of its affiliated VIE, the Erie Insurance Exchange (“Exchange”), and therefore have a controlling financial interest in the Exchange. Indemnity is named as, and serves as, the Exchange’s attorney-in-fact. Consolidation of the Exchange is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance.
The 2009 and 2008 financial information within this report has been conformed to this consolidated presentation.

RECENT EVENTS
On November 4, 2010, Indemnity entered into a definitive agreement with the Exchange for the sale of all the outstanding capital stock of Indemnity’s wholly owned property and casualty insurance subsidiaries, Erie Insurance Company, Erie Insurance Company of New York, and Erie Insurance Property and Casualty Company, to the Exchange for an aggregate purchase price equal to the subsidiaries’ GAAP book value as of December 31, 2010.
The sale of Indemnity’s wholly owned property and casualty insurance subsidiaries was completed on December 31, 2010, at which time Indemnity received cash consideration from the Exchange of $293 million based upon an estimated purchase price. The GAAP book value of these entities on December 31, 2010 was slightly lower than the estimated purchase price. Also, Indemnity retained a deferred tax asset of $6 million that was not transferable to the Exchange. This deferred tax asset is related to capital losses that will be available to offset future capital gains of Indemnity. Indemnity recorded a liability of $8 million to the Exchange for the deferred tax asset and the difference in the GAAP book value. Net after-tax cash proceeds to Indemnity from the sale of Indemnity’s wholly owned property and casualty insurance subsidiaries are estimated to be $285 million. Final settlement of the transaction will occur by March 31, 2011. There was no gain or loss resulting from this sale as Indemnity and the Exchange are deemed to be under common control. In 2010, the wholly owned property and casualty insurance subsidiaries contributed $19 million, or $0.34 per share, to Indemnity’s net income, driven by the investment results of these companies.
Also on November 4, 2010, Indemnity entered into a definitive agreement for the sale of its 21.6% ownership interest in Erie Family Life Insurance Company (“EFL”) to the Exchange, which is scheduled to close by March 31, 2011, for a per share purchase price equal to 95% of EFL’s GAAP book value per share as of March 31, 2011. On the closing date, the Exchange will pay Indemnity approximately $82 million in cash based on an estimated purchase price. Within ninety (90) days following the closing date, the financials of EFL as of March 31, 2011 will be finalized. In the event that 95% of the GAAP book value per share as of that date is higher than the estimated purchase price, the Exchange will pay Indemnity the difference; if it is lower, Indemnity will pay the Exchange the difference. Net after-tax cash proceeds from the sale are estimated to be $55 million to $60 million to Indemnity. In 2010, EFL contributed $7 million, or $0.13 per share, to Indemnity’s net income.
Indemnity recorded a deferred tax provision in the fourth quarter of 2010 of $18 million related to its equity interest in EFL. This deferred tax charge was required due to Indemnity’s decision to sell its 21.6% ownership interest in EFL rather than receiving its share of EFL’s earnings in the form of future dividends, which would have been eligible for an 80% dividend received deduction.
Under the new structure, effective December 31, 2010 all property and casualty insurance operations are owned by the Exchange and effective March 31, 2011, all life insurance operations will be owned by the Exchange. Indemnity will continue to function as the management company. This new structure removes underwriting volatility from Indemnity’s operations and allows it to better utilize capital. It also centralizes underwriting risk and its supporting capital within the Exchange, providing greater capital management flexibility to enhance service and product offerings.
There was no impact on the existing reinsurance pooling agreement between the Exchange and Erie Insurance Company or Erie Insurance Company of New York as a result of the sale, nor was there any impact to the subscribers (policyholders) of the Exchange, to the Exchange’s independent insurance agents, or to Indemnity’s employees.
Because Indemnity and the Exchange are deemed to be under common control for financial reporting purposes, any gains or losses resulting from the sale of Indemnity’s equity interest in EFL will be recorded as an adjustment directly to Indemnity’s equity balance at March 31, 2011.
For further information relating to the consolidation of Indemnity and the Exchange, see Item 8. “Financial Statements and Supplementary Data — Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Accounting Pronouncements” section. For further information relating to the sale of Indemnity’s wholly owned property and casualty subsidiaries and its equity interest in EFL, see Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the “Operating Overview” section that follows.

OPERATING OVERVIEW
Overview
The Erie Insurance Group represents the consolidated results of Indemnity and the results of its variable interest entity, the Exchange. The Erie Insurance Group operates predominantly as a property and casualty insurer through its regional insurance carriers that write a broad range of personal and commercial lines coverages. Our property and casualty insurance companies include the Exchange, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”) and Flagship City Insurance Company (“Flagship”). These entities operate collectively as the “Property and Casualty Group.” The Erie Insurance Group also operates as a life insurer through its affiliate, EFL, which is owned 21.6% by Indemnity and 78.4% by the Exchange, which underwrites and sells individual and group life insurance policies and fixed annuities.
The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to the Exchange signs a subscriber’s agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf. Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.
Indemnity shareholders benefit from their interest in Indemnity’s equity and income, but not the equity or income of the Exchange. The Exchange’s equity, which is comprised of its retained earnings and accumulated other comprehensive income, is held for the benefit of its subscribers (policyholders) and meets the definition of a noncontrolling interest, which is reflected as such in our consolidated financial statements. Therefore, the consolidation of the Exchange resulted in no change to Indemnity’s net income or equity.
“Indemnity shareholder interest” refers to the interest in Erie Indemnity Company owned by the Class A and Class B shareholders. “Noncontrolling interest” refers to the interest in the Erie Insurance Exchange held for the benefit of the subscribers (policyholders).
Indemnity shareholders’ interest in income generally comprises:
•	a management fee of up to 25% of all property and casualty insurance premiums written or assumed by the Exchange, less the costs associated with the sales, underwriting and issuance of these policies;

•	a 5.5% interest in the net underwriting results of the property and casualty insurance operations through December 31, 2010(1);

•	a 21.6% equity interest in the net earnings of EFL through March 31, 2011(2);

•	net investment income and results on investments that belong to Indemnity(1); and

•	other income and expenses, including income taxes, that are the responsibility of Indemnity.
The Exchange’s, or the noncontrolling interest, in income generally comprises:
•	a 94.5% interest in the net underwriting results of the property and casualty insurance operations through December 31, 2010 (1);

•	a 78.4% equity interest in the net earnings of EFL through March 31, 2011(2);

•	net investment income and results on investments that belong to the Exchange and its subsidiaries, which include the Exchange and Flagship through December 31, 2010(1) and EFL; and

•	other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.

(1)	Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

(2)	As a result of the pending sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange which is scheduled to close by March 31, 2011, all earnings of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Item 8.“Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

Results of the Erie Insurance Group’s operations by interest
The following table represents a breakdown of the composition of the income attributable to Indemnity and the income attributable to the noncontrolling interest (Exchange). For purposes of this discussion, EFL’s investments are included in the life insurance operations.

											Eliminations of related party
	Indemnity shareholder interest					Noncontrolling interest (Exchange)					transactions			Erie Insurance Group
	Years ended					Years ended					Years ended			Years ended
	December 31,					December 31,					December 31,			December 31,
(in millions)	Percent		2010	2009	2008	Percent		2010	2009	2008	2010	2009	2008	2010	2009	2008

Management operations
Management fee revenue, net	100.0%		$1,009	$965	$950			$—	$—	$—	$(1,009)	$(965)	$(950)	$—	$—	$—
Service agreement revenue	100.0%		34	35	33			—	—	—	—	—	—	34	35	33

Total revenue from management operations			1,043	1,000	983			—	—	—	(1,009)	(965)	(950)	34	35	33
Cost of management operations	100.0%		841	813	810			—	—	—	(841)	(813)	(810)	—	—	—

Income from management operations before taxes			202	187	173			—	—	—	(168)	(152)	(140)	34	35	33

Property and casualty insurance operations
Net premiums earned	5.5	%(2)	216	209	207	94.5	%(2)	3,709	3,599	3,564	—	—	—	3,925	3,808	3,771
Losses and loss expenses	5.5	%(2)	155	145	137	94.5	%(2)	2,660	2,499	2,357	(5)	(5)	(5)	2,810	2,639	2,489
Policy acquisition and other underwriting expenses	5.5	%(2)	61	63	57	94.5	%(2)	1,052	1,072	978	(174)	(158)	(146)	939	977	889

Income (loss) from property and casualty insurance operations before taxes			0	1	13			(3)	28	229	179	163	151	176	192	393

Life insurance operations(1)
Total revenue	21.6	%(3)	37	27	13	78.4	%(3)	135	100	47	(2)	(2)	(2)	170	125	58
Total benefits and expenses	21.6	%(3)	26	25	25	78.4	%(3)	96	92	89	(2)	(2)	(2)	120	115	112

Income (loss) from life insurance operations before taxes			11	2	(12)			39	8	(42)	—	—	—	50	10	(54)

Investment operations
Net investment income(2)			37	42	44			312	311	318	(11)	(11)	(11)	338	342	351
Net realized (losses) gains on investments(2)			(1)	10	(43)			301	397	(973)	—	—	—	300	407	(1,016)
Net impairment losses recognized in earnings(2)			(1)	(12)	(70)			(3)	(91)	(418)	—	—	—	(4)	(103)	(488)
Equity in earnings (losses) of limited partnerships			21	(76)	6			106	(283)	(64)	—	—	—	127	(359)	(58)
Goodwill Impairment			—	—	—			(22)	—	—	—	—	—	(22)	—	—

Income (loss) from investment operations before taxes(2)			56	(36)	(63)			694	334	(1,137)	(11)	(11)	(11)	739	287	(1,211)

Income (loss) from operations before income taxes and noncontrolling interest			269	154	111			730	370	(950)	—	—	—	999	524	(839)
Provision for income taxes			107	46	42			232	32	(265)	—	—	—	339	78	(223)

Net income (loss)			$162	$108	$69			$498	$338	$(685)	$—	$—	$—	$660	$446	$(616)

(1)	Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results. However, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.

(2)	Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

(3)	As a result of the pending sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange which is scheduled to close by March 31, 2011, all earnings of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Net income in 2010 was positively impacted by improved financial markets compared to 2009, which positively impacted our investment and life insurance operations. Our property and casualty insurance operation’s direct written premium increased 4.5% in 2010, which also positively impacted management fee revenue. The increase in direct written premium was driven by an increase in policies in force and modest increases in average premium per policy. Property and casualty insurance losses were higher in 2010 compared to 2009, due to higher catastrophe and current year losses, offset somewhat by favorable development on prior accident years. Also in 2010, our noncontrolling interest incurred a charge of $22 million for the impairment of goodwill relating to its purchase of EFL stock in 2006, and the Indemnity shareholder interest incurred a charge of $18 million for a deferred tax expense related to the pending sale of its 21.6% ownership interest of EFL to the Exchange.

Reconciliation of operating income to net income
We believe that investors’ understanding of our performance related to the Indemnity shareholder interest is enhanced by the disclosure of the following non-GAAP financial measure. Our method of calculating this measure may differ from those used by other companies and therefore comparability may be limited.
Operating income is net income excluding realized capital gains and losses, impairment losses and related federal income taxes. Our common stock portfolio is measured at fair value. As such, changes in fair value related to common stocks are reported in earnings. These unrealized gains or losses are included in the net realized gains and losses on investments in our Consolidated Statements of Operations that are used to calculate operating income. Equity in earnings or losses of EFL and equity in earnings or losses of limited partnerships are included in the calculation of operating income. Equity in earnings or losses of limited partnerships includes the respective investment’s realized capital gains and losses, as well as unrealized gains and losses, but does not include the realized gain or loss when a limited partnership is sold in the secondary market.
We use operating income to evaluate the results of our operations. It reveals trends in our management services, property and casualty insurance underwriting (1) and investment operations that may be obscured by the net effects of realized capital gains and losses including impairment losses. Realized capital gains and losses including impairment losses, may vary significantly between periods and are generally driven by business decisions and economic developments such as capital market conditions, the timing of which is unrelated to our management services and property and casualty insurance underwriting processes (1). We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. We are aware that the price to earnings multiple commonly used by investors as a forward-looking valuation technique uses operating income as the denominator. Operating income should not be considered as a substitute for net income prepared in accordance with U.S. GAAP and does not reflect our overall profitability.
The following table reconciles operating income and net income for Indemnity shareholder interest for the years ended December 31(1):

	Indemnity shareholder interest
(in millions, except per share data)	2010	2009	2008

Operating income attributable to Indemnity	$163	$109	$142

Net realized losses and impairments on investments	(2)	(2)	(113)
Income tax benefit	1	1	40

Realized losses and impairments, net of income taxes	(1)	(1)	(73)

Net income attributable to Indemnity	$162	$108	$69

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$2.88	$1.91	$2.46

Net realized losses and impairments on investments	(0.04)	(0.03)	(1.95)
Income tax benefit	0.01	0.01	0.68

Realized losses and impairments, net of income taxes	(0.03)	(0.02)	(1.27)

Net income attributable to Indemnity	$2.85	$1.89	$1.19

(1)	Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

Operating Segments
As a result of the changes in our reporting entity at January 1, 2010 (see Item 8. “Financial Statements and Supplementary Data — Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Accounting Pronouncements” section), our reportable segments have increased from three to four. Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations. The segment information that follows includes reclassification of all comparative prior period information.
Management operations
Management operations generate internal management fee revenue, which accrues to the benefit of the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting and issuance of policies on behalf of the Exchange. Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams. The management fee rate was set at 25% for 2010, 2009 and 2008. Our Board of Directors set the 2011 rate again at 25%, its maximum level. Management fee revenue is eliminated upon consolidation.
Property and casualty insurance operations
The property and casualty insurance industry is highly cyclical, with periods of rising premium rates and shortages of underwriting capacity followed by periods of substantial price competition and excess capacity. The cyclical nature of the insurance industry has a direct impact on the direct written premiums of the Property and Casualty Group. The Property and Casualty Group’s workers compensation and commercial auto lines of business continue to experience reduced exposures and reduced average premium per policy due to continuing unfavorable economic conditions. Industry property and casualty premium rates in 2010 showed signs of firming for personal lines, where most commercial lines continued to reflect rate reductions as the economy began to show signs of a sluggish recovery.
The property and casualty insurance business is driven by premium growth, the combined ratio and investment returns. The property and casualty operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories. Expanding the size of our existing agency force of almost 2,100 independent agencies, with nearly 9,500 licensed representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group. In 2010 we appointed 125 new agencies made up of 233 licensed representatives.
The property and casualty insurance operations insure standard and preferred risks while adhering to a set of consistent underwriting standards. Nearly 50% of premiums are derived from personal auto, 20% from homeowners and 30% from commercial lines. Pennsylvania, Maryland and Virginia made up 63% of the property and casualty lines insurance business 2010 direct written premium.
The members of the Property and Casualty Group pool their underwriting results under an intercompany pooling agreement. Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest and ENY retains a 0.5% interest. Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.
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

Life insurance operations
EFL generates revenues through sales of its individual and group life insurance policies and fixed annuities. These products provide our property and casualty agency force an opportunity to cross-sell both personal and commercial accounts. EFL’s profitability depends principally on the ability to develop, price and distribute insurance products, attract and retain deposit funds, generate investment returns and manage expenses. Other drivers include mortality and morbidity experience, persistency experience to enable the recovery of acquisition costs, maintaining interest spreads over the amounts credited to deposit funds and the maintenance of strong ratings from rating agencies.
Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes in the Management’s Discussion and Analysis, the life insurance operations include life insurance related investment results. However, for presentation purposes in the segment footnote, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.
Investment operations
We generate revenues from our fixed maturity, equity security and alternative investment portfolios to support our underwriting business. The portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis. Management actively evaluates the portfolios for impairments. We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary.
Our investment operations reflected the improvement experienced in the financial markets in 2010. During 2010, we impaired $6 million of securities compared to $126 million in 2009. Our alternative investments benefited from the improved financial market conditions in the fourth quarter of 2009 and the first three quarters of 2010. The upturn across all markets had a significant impact on the portfolios of our partnerships. Equity in earnings of limited partnerships was $128 million in 2010 compared to losses of $369 million in 2009. The valuation adjustments in the limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag. As a result, the 2010 partnership earnings do not reflect the valuation changes from the fourth quarter of 2010.
General conditions and trends affecting our business
Economic conditions
Although the financial markets have shown signs of improvement recently, overall economic conditions remain uncertain. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment and recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Property and Casualty Group, and consequently Indemnity’s management fee. These conditions could also impair the ability of customers to pay premiums when due, and as a result, the Property and Casualty Group’s reserves and write-offs could increase. Our key challenge is to generate profitable revenue growth in a highly competitive market that continues to experience the effects of unfavorable economic conditions.
Market volatility
Our portfolio of fixed income, preferred and common stocks and limited partnerships are subject to market volatility especially in periods of instability in the worldwide financial markets. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in our reported total investment income, which could have an adverse impact on our financial condition, results of operations and cash flows.

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
Property and casualty insurance loss and loss expense reserves
Property and casualty insurance loss and loss expense reserves are established to provide for the estimated costs of paying claims under insurance policies written by us. These reserves include estimates for both claims that have been reported (case) and those that have been incurred but not reported (IBNR) and include estimates of all future payments associated with processing and settling these claims.
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
How reserves are established
Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claims. IBNR reserves represent the difference between the case reserves for actual reported loss and loss expenses and the estimated ultimate cost of all claims.
Our loss and loss expense reserves include amounts related to short tail and long tail lines of business. Tail refers to the time period between the occurrence of a loss and the final settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. Most of our loss and loss expense reserves relate to long tail liability lines of business including workers compensation, bodily injury and other liability coverages, such as commercial liability. Short tail lines of business, which represent a smaller percentage of our loss reserves, include personal auto physical damage and personal property.
Our actuaries review all direct reserve estimates on a quarterly basis for both current and prior accident years using the most current claim data. Reserves for massive injury claims, including auto no-fault and workers compensation claims, are reviewed at a more detailed level semi-annually. These massive injury claim reserves are relatively few in number and are very long tail liabilities. In intervening quarters, development on massive injury reserves are monitored to confirm that the estimate of ultimate losses should not change. If an unusual development is observed, a detailed review is conducted to determine whether the reserve estimate should change. Significant changes to the factors discussed above, which are either known or reasonably projected through analysis of internal and external data, are quantified in the reserve estimates each quarter.
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
Survival ratio — This method measures the ratio of the average loss and loss expense amount paid annually to the total reserve for the product line or product coverage. The survival ratio represents the number of years of payments that the current level of reserves will cover. The reserve is established so that a particular ratio, representing the time to closing of all claims, is achieved. This method is also used as a reasonability check of reserve adequacy.
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
Massive injury claims (such as certain auto no-fault and workers compensation claims) — These claims develop over a long period of time and are relatively few in number. We utilize the individual claim method to evaluate each claim’s ultimate losses.
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
The methods used for estimating loss expenses are as follows:
Defense and cost containment expenses (D&CC) — D&CC is analyzed using paid development techniques and an analysis of the relationship between D&CC payments and loss payments.

Adjusting and other expenses (A&O) — A&O reserves are projected based on an expected cost per claim year, the anticipated claim closure pattern, and the ratio of paid A&O to paid loss.
Key assumptions for loss reserving
The accuracy of the various methods used to estimate reserves is a function of the degree to which underlying assumptions are satisfied. The most significant key assumptions are:
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
Claims with atypical emergence patterns — Characteristics of certain subsets of claims, such as those with high severity, have the potential to distort patterns contained in historical paid loss and reported loss data. When testing indicates this to be the case for a particular subset of claims, our actuaries segregate these claims from the data and analyze them separately. Subsets of claims that fall into this category include certain auto no-fault and workers compensation claims.
Future cost increases and claimant mortality — Future cost increase assumptions are derived from a review of historical cost increases and are assumed to persist into the future. Future medical cost increases and claimant mortality assumptions utilized in the reserve estimates for massive injury claims are obtained from industry studies adjusted for our own experience. Reserve levels are sensitive to these assumptions because they represent projections over 30 to 40 years into the future.
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
Relationship of loss expense to losses — D&CC-to-loss ratio assumptions utilized in the Bornhuetter-Ferguson method are initially derived from historical relationships. These historical ratios are adjusted according to the impact of changing internal and external factors. The A&O-to-loss ratio assumption is similarly derived from historical relationships and adjusted as required for identified internal or external changes.

Reserve estimate variability
The property and casualty reserves with the greatest potential for variation are the massive injury reserves. The automobile no-fault law in Pennsylvania before 1986 and workers compensation policies provide for unlimited medical benefits. The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends. Workers compensation massive injury claims have been segregated from the total population of workers compensation claims. Ultimate losses are estimated on a claim-by-claim basis. An annual payment assumption is made for each of the claimants who have sustained massive injuries. We are currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The annual payment is projected into the future based upon particular assumptions of the future inflation rate and life expectancy of the claimant. The most significant variable in estimating this liability is medical cost inflation. The life expectancy (mortality rate) assumption underlying the estimate reflects experience to date. Actual experience, different than that assumed, could also have a significant impact on the reserve estimate.
•	Our medical inflation rate assumption in setting this reserve for 2010 and 2009 is an 8% annual increase grading down 0.5% per year to an ultimate rate of 5%. Our medical inflation rate assumption in setting this reserve for 2008 was a 9% annual increase grading down 1% after the first year, then grading down 0.5% per year to an ultimate rate of 5%.

•	The mortality rate assumption in 2010 and 2009 is based on the disabled pensioner mortality table by gender. In 2008, our mortality rate assumption gave 75% weighting to our own mortality experience and 25% weighting to the male-female combined disabled pensioner mortality table.

•	Loss reserves are set at full expected cost, except for workers compensation loss reserves, which are discounted on a nontabular basis using an interest rate of 2.5% and our historical workers compensation payout patterns. In 2009, we changed our workers compensation discounting method to segregate the workers compensation massive injury claims that have longer payout patterns from the non-massive injury workers compensation claims, and continue to use this methodology in 2010.
Auto no-fault (massive injury claims) — The automobile massive injury reserve carried by the Property and Casualty Group totaled $440 million at December 31, 2010, compared to $463 million at December 31, 2009. The decrease in the pre-1986 automobile massive injury reserves in 2010 compared to 2009 was primarily due to settling three claims. A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s net liability of $77 million.
Workers compensation (massive injury claims) — The workers compensation massive injury reserve carried by the Property and Casualty Group totaled $154 million at December 31, 2010, compared to $144 million at December 31, 2009. The increase in the workers compensation massive injury reserves in 2010 compared to 2009 was primarily due to adding four new claims with higher reserve amounts than four prior claims that were settled in 2010. The discount on these reserves was $77 million at December 31, 2010. A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s net liability of $48 million and an increase in the discount of $22 million at December 31, 2010.
Workers compensation reserves, excluding massive injury claims, are also subject to discounting. The discount on these reserves was $50 million at December 31, 2010. A 100-basis point increase in the discount rate would decrease these reserves by $16 million. If we assumed a three year average development instead of a five year average development, the Property and Casualty Group’s net liability would decrease by $4 million.
We also perform analyses to evaluate the adequacy of past reserve levels. Using subsequent information, we perform retrospective reserve analyses to test whether previously established estimates for reserves were reasonable. Our 2010 retrospective reserve analysis indicated that direct reserves, including salvage and subrogation recoveries, had an estimated redundancy of approximately $188 million, which was 5.2% of the net loss reserves at December 31, 2009.
In 2009, our analysis indicated direct reserves, including salvage and subrogation recoveries, had an estimated redundancy of $30 million, or 0.8% of reserves at December 31, 2008, and our 2008 analysis indicated an estimated redundancy of $124 million, or 3.4% of reserves at December 31, 2007. See an additional discussion of our reserve development in the “Development of prior year loss reserves” section.
Due to the sale of Indemnity’s property and casualty insurance subsidiaries to the Exchange on December 31, 2010, all property and casualty loss and loss expense reserves accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

Life insurance and annuity policy reserves
Reserves for traditional life insurance future policy benefits are computed primarily by the net level premium method. Generally, benefits are payable over an extended period of time and related reserves are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums. Such reserves are established based on methods and underlying assumptions in accordance with generally accepted accounting principles and applicable actuarial standards. Principal assumptions used in the establishment of policy reserves are mortality, lapses, expenses and investment yields. Mortality assumptions are based on tables typically used in the industry, modified to reflect actual experience and to include a provision for the risk of adverse deviation where appropriate. Lapse, expense and investment yield assumptions are based on actual company experience and may include a provision for the risk of adverse deviation. Assumptions on these policies are locked in at the time of issue and are not subject to change unless a premium deficiency exists. A premium deficiency exists if, based on revised assumptions, the existing contract liabilities together with the present value of future gross premiums are not sufficient to cover the present value of future expected benefits and maintenance costs and to recover unamortized acquisition costs. Historically, our reserves plus expected gross premiums have been demonstrated to be sufficient. There were no premium deficiencies in 2010, 2009 or 2008.
Reserves for income-paying annuity future policy benefits are computed as the present value of future expected benefits. Principal assumptions used in the establishment of policy reserves are mortality and investment yields. Interest rates used to discount future expected benefits are set at the policy level and range from 2.25% to 9.0%. The equivalent aggregate interest rate is 5.65%. If the aggregate interest rate was reduced by 100 basis points, the present value of future expected benefits would increase by $20 million at December 31, 2010, of which Indemnity’s share would equate to $4 million.
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
Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when in our judgment a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions such as a disparity in price of comparable securities and/or non-binding broker quotes. We perform continuous reviews of the prices obtained from the pricing service. This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper classification level of the financial instrument. Price variances, including large periodic changes, are investigated and corroborated by market data. We have reviewed the pricing methodologies of our pricing service and believe that their prices adequately consider market activity in determining fair value.
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
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter of 2010. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. Our limited partnership holdings are considered investment companies where the general partners record assets at fair value. Several factors are to be considered in determining whether an entity is an investment company. Among these factors are a large number of investors, low level of individual ownership and passive ownership that indicate the entity is an investment company.
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
DAC is periodically reviewed for recoverability. For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For universal life and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization. There were no impairments to DAC in 2010, 2009 or 2008.
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
Indemnity had a net deferred tax liability of $26 million at December 31, 2010, compared to a net deferred tax asset of $41 million at December 31, 2009. There was no valuation allowance recorded on Indemnity at December 31, 2010, compared to $2 million recorded at December 31, 2009. In the fourth quarter of 2010, Indemnity recorded a deferred tax provision of $18 million related to its equity interest in EFL. This deferred tax charge is required due to Indemnity’s decision to sell its 21.6% ownership interest in EFL rather than receiving its share of EFL’s earnings in the form of future dividends, which would have been eligible for an 80% dividend received deduction. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

The Exchange had a net deferred tax liability of $257 million at December 31, 2010, compared to a net deferred tax asset of $75 million at December 31, 2009. There was no valuation allowance recorded on the Exchange at December 31, 2010, compared to $4 million recorded at December 31, 2009, which was primarily related to impairments on investments where the related deferred tax asset was not expected to be realized.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. The discount rate assumption used to determine the benefit obligation for 2010 was determined based on a yield curve developed from corporate bond yield information. The construction of these yield curves is based on yields of corporate bonds rated Aa quality. Target yields are developed from bonds at various maturity points and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year. The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows. A single discount rate is then developed to produce the same present value. This represents the suggested discount rate. The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 18 years. This yield curve supported the selection of a 5.69% discount rate for the projected benefit obligation at December 31, 2010 and for the 2011 pension expense. The 2010 expense was based on a discount rate assumption of 6.11%. A change of 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $2 million impact on net pension and other retirement benefit costs in 2011.
The discount rate assumption used to determine the benefit obligation for 2009 and 2008 was based on a bond-matching study that compared projected pension plan benefit flows to the cash flows from a comparable portfolio of non-callable bonds rated AA- or higher. These bonds had maturities primarily between zero and 26 years. For years beyond year 27, there were no appropriate bonds maturing. In these instances, the study estimated the appropriate bond by assuming that there would be bonds available with the same characteristics as the available bond maturing in the immediately preceding year. Outlier bonds were excluded from the study.
Unrecognized actuarial gains and losses are being recognized over a 15-year period, which represents the expected remaining service period of the employee group. Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized gains and losses are recorded in the pension plan obligation on the Consolidated Statements of Financial Position and Accumulated Other Comprehensive Income. These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense.
The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix. The long-term rate of return is derived from expected future returns for each asset category based on applicable indices and their historical relationships under various market conditions. These expected future returns are then weighted based on our target asset allocation percentages for each asset category. A reasonably possible change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $1 million impact on net pension benefit cost.
We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period. The component of the net actuarial loss generated during 2010 that related to the actual investment return being different from that assumed during the prior year was a gain of $16 million. Recognition of this gain will be deferred over a four year period, consistent with the market-related asset value methodology. Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 15 years, which is the remaining service period of the employee group.
Estimates of fair values of the pension plan assets are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the pricing service. Our Level 2 category includes commingled pools. Estimates of fair values for securities held by our commingled pools are obtained primarily from the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no Level 3 investments during 2010.
The actuarial assumptions we used in determining our pension and retirement benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS
The information that follows is presented on a segment basis prior to eliminations.
Management operations
Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange, and is eliminated upon consolidation.

	Erie Insurance Group
	Years ended December 31,
(dollars in millions)	2010	% Change		2009	% Change		2008

Management fee revenue	$1,009	4.6%		$965	1.6%		$950
Service agreement revenue	34	(1.8)		35	7.7		33

Total revenue from management operations	1,043	4.3		1,000	1.8		983
Cost of management operations	841	3.4		813	0.5		810

Income from management operations-Indemnity (1)	$202	8.5%		$187	8.1%		$173

Gross margin	19.4%	0.7	pts.	18.7%	1.1	pts.	17.6%

(1)	Indemnity retains 100% of the income from management operations.
Management fee revenue

Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is determined by our Board of Directors at least annually. Management fee revenue is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling agreement. The following table presents the calculation of management fee revenue.

	Erie Insurance Group
	Years ended December 31
(dollars in millions)	2010	% Change	2009	% Change	2008

Property and Casualty Group direct written premiums	$4,035	4.5%	$3,861	1.6%	$3,800
Management fee rate	25%		25%		25%

Management fee revenue, gross (1)	$1,009	4.5%	$965	1.6%	$950

NM = not meaningful

(1)	Gross management fee revenue is adjusted by an estimated allowance that Indemnity records for management fees returned on mid-term policy cancellations resulting in management fee revenue, net of allowance. Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded. The change in the allowance for management fees returned on cancelled policies was not significant for the years ended December 31, 2010, 2009 and 2008.
Direct written premiums of the Property and Casualty Group increased 4.5% in 2010, compared to 2009, due to a 3.3% increase in policies in force and modest increases in average premium. The year-over-year average premium per policy for all lines of business increased 1.1% at December 31, 2010, compared to a decrease of 1.9% at December 31, 2009. The policy retention ratio was 90.7% at December 31, 2010, compared to 90.6% at both December 31, 2009 and 2008. See the “Property and casualty insurance operations” segment that follows for a complete discussion of property and casualty direct written premiums.
The management fee rate was set at 25%, the maximum rate, for 2010, 2009 and 2008. The management fee rate for 2011 has again been set at the maximum rate of 25% by our Board of Directors. Changes in the management fee rate can affect the segment’s revenue and net income significantly. See also, the “Transactions/Agreements between Indemnity and Noncontrolling Interest (Exchange), Board oversight” section within this report.

Service agreement revenue

Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees. The service charges are fixed dollar amounts per billed installment. Service agreement revenue totaled $34 million, $35 million and $33 million in 2010, 2009 and 2008, respectively. The decrease in service agreement revenue in 2010 resulted from a slight decline in late payment and policy reinstatement fees and a continued shift in policies to the no-fee, single payment plan. The shift to the single payment plan is driven by a discount in pricing offered for paid-in-full policies as consumers’ continue to desire to avoid service charges. The increase in 2009, compared to 2008, was primarily driven by the implementation of late payment and policy reinstatement fees that became effective in March 2008.
Cost of management operations

	Erie Insurance Group
	Years ended December 31,
		%		%
(in millions)	2010	Change	2009	Change	2008

Commissions	$564	2.1%	$552	(0.3)%	$554
Non-commission expense	277	6.0	261	2.1	256

Total cost of management operations	$841	3.4%	$813	0.5%	$810

Commissions — Scheduled rate commissions increased $25 million in 2010, compared to 2009, impacted by the 4.5% increase in direct written premiums of the Property and Casualty Group. Offsetting this increase was a decrease in agent bonuses and accelerated commissions of $14 million driven primarily by a reduction in our estimate of the profitability component of the bonus when factoring in the most recent year’s underwriting data.
In 2009, scheduled rate commissions increased $10 million, compared to 2008, impacted by the 1.6% increase in direct written premiums of the Property and Casualty Group, which was offset by a $13 million decrease in agent bonuses as our estimate of the profitability component of the bonus decreased when factoring in the most recent year’s underwriting data.
Non-commission expense — Non-commission expense increased $16 million in 2010 compared to 2009. Personnel costs, the second largest component in the cost of management operations, increased $12 million primarily as a result of increases in salaries and benefits. All other operating costs increased $9 million, related primarily to our technology initiatives, offset by a $5 million reduction for a favorable ruling related to an outstanding judgment against us.
In 2009, non-commission expense increased $5 million compared to 2008. Personnel costs increased $1 million primarily as a result of higher pension benefit costs due to the change in the discount rate assumption used to calculate the pension expense from 6.62% in 2008 to 6.06% in 2009, offset by a decrease in salaries. All other operating costs increased $7 million primarily related to our technology initiatives. Also, 2008 included $3 million of executive severance costs and other compensation expense not included in 2009.
The Indemnity gross margin of 19.4% in 2010 was positively impacted by a $5 million reduction for a favorable court ruling. Excluding this adjustment, the gross margin would have been 18.9%, compared to 18.7% in 2009. The improved gross margin in 2010, compared to 2009, resulted from revenue growth slightly outpacing expense growth.

Property and casualty insurance operations
A summary of the results of operations of our property and casualty insurance business is as follows:

	Property and Casualty Group
	Years ended December 31,
(dollars in millions)	2010	% Change		2009	% Change		2008

Direct written premium	$4,035	4.5%		$3,861	1.6%		$3,800
Reinsurance — assumed and ceded	(16)	NM		0	NM		(12)

Net written premium	4,019	4.1		3,861	1.9		3,788
Change in unearned premium	94	78.1		53	NM		17

Net premiums earned	3,925	3.1		3,808	1.0		3,771

Losses and loss expenses	2,815	6.4		2,644	6.0		2,494
Policy acquisition and other underwriting expenses	1,113	(1.7)		1,135	9.5		1,035

Total losses and expenses	3,928	4.0		3,779	7.1		3,529

Underwriting income — Erie Insurance Group	$(3)	NM		$29	(87.3)%		$242

Underwriting income — Indemnity (1)	$0			$1			$13

Underwriting income — Exchange (1)	$(3)			$28			$229

Loss and loss expense ratio	71.7%	2.3	pts.	69.4%	3.3	pts.	66.1%
Policy acquisition and other underwriting expense ratio	28.4	(1.4)		29.8	2.3		27.5

Combined ratio	100.1%	0.9	pts.	99.2%	5.6	pts.	93.6%

NM = not meaningful

(1)	Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
We measure profit or loss for our property and casualty insurance segment based upon underwriting results, which represents net earned premium less loss and loss expenses and underwriting expense on a pre-tax basis. Loss and combined ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results. Investment results of our underwriting business are included in our investment operations segment.
Direct written premiums
Direct written premiums of the Property and Casualty Group increased 4.5% to $4.0 billion in 2010, compared to nearly $3.9 billion in 2009, driven by an increase in policies in force and modest increases in average premium per policy. Year-over-year policies in force for all lines of business increased by 3.3% in 2010 as the result of increased new policies sold and continuing strong policyholder retention, compared to an increase of 3.5% in 2009. The year-over-year average premium per policy for all lines of business increased 1.1% in 2010, compared to a decrease of 1.9% in 2009. The combined impact of these increases was seen primarily in the personal lines renewal business and commercial lines new business.
Premiums generated from new business increased 5.2% to $456 million in 2010, compared to an increase of 5.0%, or $433 million, in 2009. Underlying the trend in new business premiums was an increase in new business policies in force of 1.3% in 2010, compared to 7.7% in 2009, while the year-over-year average premium per policy on new business increased 3.8% in 2010, compared to a decline of 2.5% in 2009.
Premiums generated from renewal business increased 4.4% to nearly $3.6 billion in 2010, compared to an increase of 1.2%, or $3.4 billion, in 2009. Underlying the trend in renewal business premiums was an increase in renewal business policies in force of 3.6% in 2010, compared to 3.0% in 2009, and an increase in the renewal business year-over-year average premium per policy of 0.8% in 2010, compared to a decline of 1.7% in 2009. The Property and Casualty Group’s year-over-year policy retention ratio was 90.7% at December 31, 2010, and 90.6% at both December 31, 2009 and 2008.
The Property and Casualty Group implemented modest rate increases in 2010 and 2009 in order to meet loss cost expectations. These rate increases, however, were offset by the Property and Casualty Group’s economically sensitive lines, such as workers compensation and commercial auto, which continue to experience reduced exposures and reduced average premium per policy as a result of continuing unfavorable economic conditions. Our modest rate increases in 2009 were offset by exposure reductions and changes in our mix of business which resulted in a slight decrease to our overall average premium per policy in both the workers compensation and commercial auto lines of business.
The Property and Casualty Group primarily writes only one-year policies. Consequently, rate actions take 12 months to be fully recognized in written premium and 24 months to be recognized fully in earned premiums. Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the decreased or increased premiums in full. As a result, certain rate actions approved in 2009 were reflected in 2010, and recent rate actions in 2010 will be reflected in 2011.
Personal lines — Total personal lines premiums written increased 5.7% to nearly $3.0 billion in 2010, compared to nearly $2.8 billion in 2009. Total personal lines policies in force increased 3.2% in 2010 and the total personal lines year-over-year average premium per policy increased 2.4%.
New business premiums written on personal lines increased 2.1% in 2010, compared to 9.1% in 2009. Personal lines new business policies in force decreased 0.1% in 2010, compared to an increase of 8.6% in 2009, while the year-over-year average premium per policy on personal lines new business increased 2.2% in 2010, compared to 0.4% in 2009.
•	Private passenger auto new business premiums written increased 1.8% in 2010, compared to 8.2% in 2009. New business policies in force for private passenger auto decreased 0.9% in 2010, compared to an increase of 8.7% in 2009, while the new business year-over-year average premium per policy for private passenger auto increased 2.7% in 2010, compared to a decrease of 0.4% in 2009.

•	Homeowners new business premiums written increased 1.9% in 2010, compared to 11.6% in 2009. New business policies in force for homeowners decreased 0.1% in 2010 compared to an increase of 8.8% in 2009. The new business year-over-year average premium per policy for homeowners increased 2.0% in 2010, compared to 2.6% in 2009.
Renewal premiums written on personal lines increased 6.1% in 2010, compared to 3.2% in 2009, driven by a modest increase in average premium per policy and steady policy retention trends. The year-over-year average premium per policy on personal lines renewal business increased 2.4% in 2010, compared to 0.1% in 2009. The personal lines year-over-year policy retention ratio was 91.5% at December 31, 2010 and 2009, and 91.4% in 2008.
•	Private passenger auto renewal premiums written increased 5.0% in 2010, compared to 1.6% in 2009. The year-over-year average premium per policy on private passenger auto renewal business increased 2.2% in 2010, compared to a decrease of 0.6% in 2009. The private passenger auto year-over-year policy retention ratio was 91.8% at December 31, 2010, compared to 91.9% at December 31, 2009 and 91.8% at December 31, 2008.

•	Homeowners renewal premiums written increased 8.4% in 2010, compared to 6.1% in 2009. The year-over-year average premium per policy on homeowners renewal business increased 4.5% in 2010, compared to 3.0% in 2009. The homeowners year-over-year policyholder retention ratio was 91.2% at December 31, 2010 and 2009, and 91.1% at December 31, 2008.
Commercial lines — Total commercial lines premiums written increased slightly, by 1.4%, to almost $1.1 billion in 2010 compared to 2009. Total commercial lines policies in force increased 4.0%, while the total commercial lines year-over-year average premium per policy decreased 2.5%.
New business premiums written on commercial lines increased 11.6% in 2010, compared to a decrease of 2.5% in 2009. Commercial lines new business policies in force increased 7.8% in 2010, compared to 3.7% in 2009, while the year-over-year average premium per policy on commercial lines new business increased 3.5% in 2010, compared to a decrease of 6.0% in 2009.
Renewal premiums for commercial lines decreased 0.2% in 2010, and 3.8% in 2009. The improvement seen in commercial lines renewal premiums was driven by smaller decreases in average premium per policy and steady policy retention trends. The year-over-year average premium per policy on commercial lines renewal business decreased 3.3% in 2010, compared to 6.1% in 2009, due primarily to the workers compensation and commercial auto lines of business in both years. The workers compensation and commercial auto year-over-year average premium per policy on renewal business decreased 9.2% and 2.9%, respectively, in 2010, compared to decreases of 14.4% and 4.2%, respectively, in 2009. Contributing to the lower average premium per policy in 2010 were shifts in the mix of our book of business and lower exposures driven by reductions in payroll levels for the workers compensation line of business, and shifts in the mix of our book of business and fewer insured vehicles for the commercial auto line of business, but to a lesser extent than in 2009 and 2008. The year-over-year policy retention ratio for commercial lines was 85.3% at December 31, 2010, 84.9% at December 31, 2009, and 85.3% at December 31, 2008.
Future trends—premium revenue — We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace. Expanding the size of our agency force will contribute to future growth as existing and new agents build their book of business with the Property and Casualty Group. In 2010, we appointed 125 new agencies and had a total of 2,084 agencies with 9,489 licensed representatives as of December 31, 2010.
The changes in premium levels attributable to growth in policies in force of the Property and Casualty Group directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee. Our continued focus on underwriting discipline and the maturing of our pricing segmentation model has contributed to our growth in new policies in force and steady retention ratios. The continued growth of the policy base of the Property and Casualty Group is dependent upon the Property and Casualty Group’s ability to retain existing and attract new policyholders. A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the Property and Casualty Group’s premium level growth, and Indemnity’s management fee.
The changes in premium levels attributable to rate changes of the Property and Casualty Group also directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee. Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which these insurers operate. The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Property and Casualty Group’s insurance products. Such pricing actions, and those of competitors, could affect the ability of our agents to retain and attract new business. We expect our pricing actions to result in a net increase in direct written premium in 2011, however, exposure reductions and changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may continue to reduce coverages.
Current year losses and loss expenses
The current accident year loss and loss expense ratio, excluding catastrophe losses, was 70.6% in 2010, compared to 68.4% in 2009, and 67.6% in 2008.
The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 70.4% in 2010, compared to 69.1% in 2009, and 66.7% in 2008. Excluding catastrophe losses, the current accident year loss and loss expense ratio for personal auto decreased to 73.4% in 2010 from 74.3% in 2009, while the homeowners loss and loss expense ratio increased to 64.5% from 60.0% for the same periods, respectively. The homeowners line of business experienced an increase in frequency in 2010 compared to 2009.
The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 71.3% in 2010, compared to 66.9% in 2009, and 70.1% in 2008. Excluding catastrophe losses, the current accident year loss and loss expense ratios for 2010 and 2009, respectively, were 82.9% and 79.0% for the workers compensation line of business, 71.0% and 63.6% for the commercial multi-peril line of business, and 68.7% and 65.0% for the commercial auto line of business. The commercial multi-peril line of business experienced an increase in frequency in 2010 compared to 2009.
Catastrophe losses
Catastrophic events, destructive weather patterns, or changes in climate conditions are an inherent risk of the property and casualty insurance business and can have a material impact on our property and casualty insurance underwriting results. The Property and Casualty Group conducts business primarily in the Mid-Atlantic, Mid-western and Southeastern portions of the United States. A substantial portion of the business is personal and commercial automobile, homeowners and workers compensation insurance in Ohio, Maryland, Virginia and, particularly, Pennsylvania. Common catastrophe events include severe winter storms, hurricanes, earthquakes, tornadoes, wind and hail storms. In addressing these risks, we employ what we believe are reasonable underwriting standards and monitor our exposure by geographic region.

The Property and Casualty Group’s definition of catastrophes includes those weather-related or other loss events that we consider significant to our geographic footprint which, individually or in the aggregate, may not reach the level of a national catastrophe as defined by the Property Claim Service (PCS). The Property and Casualty Group maintains property catastrophe reinsurance coverage from nonaffiliated reinsurers to mitigate future potential catastrophe loss exposures and no longer participates in the voluntary assumed reinsurance business, which lowers the variability of the Property and Casualty Group’s underwriting results. The property catastrophe reinsurance coverage in 2010 provided coverage of up to 95% of a loss of $500 million in excess of the Property and Casualty Group’s loss retention of $400 million per occurrence. This agreement was renewed effective January 1, 2011, that provides coverage of 90% of a loss up to $500 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence. In addition, a second property catastrophe reinsurance treaty was entered into with nonaffiliated reinsurers providing coverage of up to 90% of a loss of $25 million in excess of the first property catastrophe reinsurance treaty’s coverage of $850 million. The treaties exclude losses from acts of terrorism.
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
Catastrophe losses, as defined by the Property and Casualty Group, totaled $288 million in 2010, $129 million in 2009, and $127 million in 2008, and amounted to 7.3 points, 3.4 points, and 3.4 points of the respective loss ratios. Catastrophe losses in 2010 were impacted by ice, snow, wind, flooding, hail and tornadoes primarily in the states of Pennsylvania, Maryland and Ohio. In 2009, catastrophe losses were impacted by flooding, hail, tornado and wind storms primarily in Pennsylvania, Ohio and Indiana, where 2008 catastrophe losses resulted primarily from flooding, tornado and wind storms related to Hurricane Ike, primarily in Ohio and Pennsylvania.
Development of prior year loss reserves

The following table provides a breakout of our prior year loss reserve development by type of business:

	Erie Insurance Group
	Years ended December 31,
(in millions)	2010	2009	2008

Direct business including salvage and subrogation	$(188)	$(30)	$(124)
Assumed reinsurance business	(51)	(38)	(65)
Ceded reinsurance business	(5)	(25)	3

Total prior year loss development	$(244)	$(93)	$(186)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).
Direct business including salvage and subrogation — The following table presents the overall prior year loss development of direct reserves, including the effects of salvage and subrogation recoveries, for the personal and commercial lines operations by accident year.

	Years ended December 31,
(in millions)	2010	2009	2008

2009	$(60)	$—	$—
2008	(47)	4	—
2007	(39)	(11)	(59)
2006	(17)	(18)	(33)
2005	(17)	(4)	(1)
2004	0	10	(9)
2003	(9)	(60)	14
2002	15	16	(1)
2001	0	(2)	(2)
2000 and prior	(14)	35	(33)

Total	$(188)	$(30)	$(124)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

The 2010 favorable development totaled $188 million, improved the combined ratio by 4.8 points and represented 5.2% of the net loss reserves at December 31, 2009. The most significant factors contributing to the 2010 favorable development were:
•	Favorable development of $64 million related to the commercial multi-peril line of business and resulted primarily from improvements in severity trends on both property and liability lines, which impacted various recent accident years.

•	Favorable development of $60 million related to the personal auto line of business and primarily resulted from better than expected severity trends on automobile bodily injury and uninsured/underinsured motorist bodily injury, which impacted the more recent accident years. An additional $8 million of favorable development stems from the settlement of three pre-1986 automobile massive injury claims.

•	Favorable development of $45 million related to the workers compensation line of business and resulted primarily from improvements in severity trends and the settlement of four workers compensation massive injury claims, which impacted the more recent accident years.

•	Adverse development of $39 million was experienced in 2010 as a result of reserve strengthening on commercial liability claims that impacted the 2002 accident year. Of this amount, $9 million related to the commercial multi-peril line of business and $30 million related to other commercial lines.
The 2009 favorable development totaled $30 million, improved the combined ratio by 0.8 points and represented 0.8% of the net loss reserves at December 31, 2008. The most significant factors contributing to the 2009 favorable development were:

•	Favorable development of $138 million related to the workers compensation line of business. This favorable development was a function of 1) the settlement of several massive injury workers compensation claims of $56 million, 2) changes to mortality assumptions of $14 million and 3) a change in the payout patterns used in the calculation to discount workers compensation reserves of $45 million. The settlement of the massive injury workers compensation claims impacted several accident years. The changes in assumptions and the discount calculation impacted all accident years.

•	Adverse development of $77 million related to the personal auto line of business primarily in the pre-1986 automobile massive injury claims. The mortality assumptions used for these claims were changed to a 100% weighting of the disabled pensioner mortality table and gender specific mortality tables were used, resulting in an increase to reserves of $44 million. The remaining adverse development resulted primarily from personal auto bodily injury claims as greater than expected frequency and severity trends were experienced related to accident years 2007 and 2008.

•	Adverse development of $67 million related to the commercial multi-peril lines of business impacting various accident years. The majority of the adverse development stems from liability claims on accident years 2007 and 2008 as greater than expected severity trends were experienced. Adverse development on accident years prior to 2007 resulted mainly from the outcome of certain court decisions.
The 2008 favorable development totaled $124 million, improved the combined ratio by 3.3 points and represented 3.4% of the net loss reserves at December 31, 2007. The most significant factors contributing to 2008 favorable development were:
•	Favorable development of $78 million related to the personal auto line of business and $18 million related to the commercial auto line of business primarily impacting the 2007, 2006 and 2000 and prior accident years. We experienced improvements in frequency trends and slight improvements in severity trends on automobile bodily injury and uninsured/underinsured motorist bodily injury. We believe this improvement was impacted by the employment of specialty claims units in Pennsylvania to improve claims handling and control severity. We also made revisions to anticipated attendant care costs on automobile massive injury claims related to accident years prior to 1986. Pennsylvania’s auto no-fault law provided for unlimited medical benefits prior to 1986.

•	Favorable development of $24 million related to the commercial multi-peril line of business and $17 million related to the homeowners line of business primarily impacting the 2007 accident year. This favorable development was the result of lower than expected frequency trends as improvements in claims handling procedures, changes in growth rates, and shifts in the mix of business caused changes in loss development patterns over the more recent accident years.

Additional information on direct loss reserve development is provided in Item 1. “Business, Reserves for losses and loss expenses.” The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based upon amounts experienced in prior years.
Assumed reinsurance — The Property and Casualty Group’s favorable development of prior accident year loss reserves on its assumed reinsurance business totaled $51 million in 2010, compared to $38 million in 2009, and $65 million in 2008. The favorable development in 2010 was due to less than anticipated growth in involuntary reinsurance. In 2009 and 2008 the favorable development was due to less than anticipated growth in involuntary reinsurance and, to a lesser extent, reductions in reserve levels related to World Trade Center losses.
Ceded reinsurance — Favorable development of ceded reinsurance reserves totaled $5 million in 2010, compared to favorable development of $25 million in 2009, and adverse development of $3 million in 2008. Ceded reinsurance reserves are primarily related to the pre-1986 automobile massive injury claims. The favorable development in 2010 was primarily the result of a $9 million increase related to the business catastrophe liability line, offset by a $4 million reduction in ceded recoveries related to the pre-1986 automobile massive injury reserves. As mentioned in the 2009 discussion of direct business above, the pre-1986 automobile massive injury reserves increased in 2009 due to assumption changes and frequency trends. These reserve increases drove the corresponding increase in the 2009 receivable from the ceded reinsurer.
Policy acquisition and other underwriting expenses
Our policy acquisition and other underwriting expense ratio decreased 1.4 points in 2010, compared to an increase of 2.3 points in 2009. The management fee rate was 25% in 2010, 2009 and 2008. The year ended December 31, 2009 included a charge of $62 million related to the write-off of assumed involuntary reinsurance premium related to the North Carolina Beach and Coastal Plans deemed uncollectible as a result of state legislation, which contributed 1.6 points to the 2009 policy acquisition and other underwriting expense ratio.

Life insurance operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.

	Erie Family Life Insurance Company
	Years ended December 31,
		%		%
(in millions)	2010	Change	2009	Change	2008

Individual life premiums	$61	1.5%	$60	(2.8)%	$62
Group life and other premiums	3	(3.2)	3	(5.8)	3
Other revenue	1	(3.0)	1	(0.6)	1

Total net policy revenue	65	1.3	64	(2.8)	66
Net investment income	94	1.6	93	6.2	87
Net realized gains (losses) on investments	14	NM	3	NM	(10)
Impairment losses recognized in earnings	(2)	91.6	(23)	72.5	(83)
Equity in earnings (losses) of limited partnerships	1	NM	(10)	NM	0

Total revenues	172	35.0	127	NM	60

Benefits and other changes in policy reserves	90	1.4	89	(4.8)	94
Amortization of deferred policy acquisition costs	17	33.3	13	NM	3
Other operating expenses	15	(2.4)	15	(11.1)	17

Total benefits and expenses	122	4.3	117	2.7	114

Income (loss) before income taxes	50	NM	10	NM	(54)

Income (loss) before taxes — Indemnity (1)	$11	NM	$2	NM	$(12)

Income (loss) before taxes — Exchange (1)	$39	NM	$8	NM	$(42)

NM = not meaningful

(1)	Indemnity has a 21.6% ownership interest in EFL and the Exchange has a 78.4% ownership interest in EFL. As a result of the pending sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange which is scheduled to close by March 31, 201l, all earnings of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Premiums
Gross policy revenues increased 4.1% to $106 million in 2010, compared to $102 million in 2009, and $100 million in 2008. EFL reinsures a large portion of its traditional products in order to reduce claims volatility. Our reinsurers assume 75% of the risk on new term business. Ceded reinsurance premiums were $42 million in 2010, $39 million in 2009, and $35 million in 2008.
Premiums received on annuity and universal life products totaled $113 million, $181 million, and $170 million in 2010, 2009 and 2008, respectively. Of this amount, annuity and universal life premiums recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations were $97 million, $164 million, and $153 million in 2010, 2009 and 2008, respectively.
Investments
Due to continued improvements in market conditions in 2010, EFL experienced low levels of impairments and an increase in net realized gains on investments compared to 2009. Equity in earnings of limited partnerships also reflected the improvement in market conditions. In 2009, impairments decreased significantly compared to 2008 due to improving market conditions, while equity in losses of limited partnerships reflects the deterioration in market conditions in the fourth quarter of 2008, as limited partnership activity is reported on a one quarter lag. See additional discussion of investments in the “Investment Operations” segment that follows.
Benefits and expenses
Total benefits and expenses were primarily impacted in 2010 by an increase in the amortization of deferred policy acquisition costs due to a significant reduction in impairments and experiencing a greater level of realized gains as a result of the continued improvements in market conditions in 2010, compared to 2009. The amortization of deferred policy acquisition costs in 2008 was impacted by the more significant impairment losses recorded in 2008.

Investment operations
Prior to and through December 31, 2010, the investment results from EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, the investment results for these companies will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

	Erie Insurance Group
	Years ended December 31,
		%		%
(in millions)	2010	Change	2009	Change	2008

Indemnity
Net investment income	$37	(11.9)%	$42	(4.6)%	$44
Net realized (losses) gains on investments	(1)	NM	10	NM	(43)
Net impairment losses recognized in earnings	(1)	NM	(12)	NM	(70)
Equity in earnings (losses) of limited partnerships	21	NM	(76)	NM	6

Net revenue (loss) from investment operations — Indemnity(1)	$56	NM	$(36)	NM	$(63)

Exchange
Net investment income	$407	1.2%	$402	(0.7)%	$405
Net realized gains (losses) on investments	314	NM	402	NM	(983)
Net impairment losses recognized in earnings	(5)	NM	(114)	NM	(501)
Equity in earnings (losses) of limited partnerships	107	NM	(293)	NM	(64)
Goodwill impairment	(22)	NM	—	NM	—

Net revenue (loss) from investment operations — Exchange(1) (2)	$801	NM	$397	NM	$(1,143)

NM = not meaningful

(1)	As a result of the sale of Indemnity’s property and casualty insurance subsidiaries, EIC, ENY and EPC, to the Exchange on December 31, 2010, future investment revenue and losses generated from these entities will no longer accrue to the benefit of the Indemnity shareholder interest. Investment revenue from these entities totaled $29 million in 2010 and $21 million in 2009, compared to losses of $9 million in 2008. These components of investment income will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

(2)	The Exchange’s results include net revenues of EFL operations of $107 million and $63 million in 2010 and 2009, respectively and net losses of $6 million in 2008.
Net investment income includes primarily interest and dividends on our fixed maturity and equity security portfolio.
Indemnity net investment income decreased 11.9% in 2010 primarily due to lower yields on fixed income and preferred stock holdings. The Exchange net investment income for 2010 increased slightly as lower investment yields were offset by larger invested balances compared to 2009.
Realized gains on investments decreased in both Indemnity and the Exchange compared to 2009 in large part due to realized losses generated on the sale of limited partnership holdings. In 2010 the Indemnity recognized losses of $12 million and the Exchange recognized losses of $46 million on sales of limited partnerships. These partnerships were sold to recapture tax paid on previous period capital gains that were due to expire. The Exchange recorded unrealized gains on its common stock portfolio of $254 million and $464 million in 2010 and 2009, respectively compared to unrealized losses of $416 million in 2008. These securities are classified as trading securities and therefore any change in the fair value is recorded through income. The Exchange recorded realized gains on the sale of common stock of $70 million in 2010 and losses of $60 million and $499 million in 2009 and 2008, respectively.
Impairment losses recognized in earnings decreased $11 and $109 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 in Indemnity and Exchange, respectively. The decrease in impairments totaled $58 million and $387 for the year ended December 31, 2009 compared to the year ended December 31, 2008 for the Indemnity and Exchange, respectively. These decreases are due to improved market conditions.

Indemnity’s equity in earnings of limited partnerships totaled $21 million in 2010 compared to losses of $76 million in 2009 and gains of $6 million in 2008. The Exchange’s equity in earnings of limited partnerships totaled $107 million in 2010, compared to losses of $293 million and $64 million in 2009 and 2008 respectively. These 2010 gains were primarily a result of improved market conditions across all limited partnership sectors.
Goodwill is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment.
Prior to December 31, 2010, the Exchange had $22 million of goodwill attributed to its purchase of EFL’s stock in 2006. On November 4, 2010, the Exchange entered into an agreement to purchase the Indemnity’s remaining 21.6% ownership interest in EFL, which is expected to be completed by March 31, 2011. A valuation of EFL was performed by an external independent third party in preparation for the sale. The valuation resulted in a purchase price determination of 95% of book value. In response to the valuation and sale price, management concluded that the possibility for impairment existed and step two of the goodwill impairment test was completed to determine the impairment amount. Step two of the impairment test compared the value of new business for EFL to the current goodwill balance. The analysis determined that the value of EFL’s new business did not support the $22 million goodwill and an impairment entry was made to write down the entire goodwill balance at December 31, 2010. The charge of $22 million decreased the net income attributable to the Exchange.
The breakdown of our net realized (losses) gains on investments is as follows:

	Erie Insurance Group
	Years ended December 31,
(in millions)	2010	2009	2008

Indemnity
Securities sold:
Fixed maturities	$5	$1	$(2)
Preferred stock equity securities	1	1	(5)
Common stock equity securities	5	(3)	(16)
Common stock valuation adjustments	0	11	(22)
Limited partnerships	(12)	0	2

Total net realized (losses) gains — Indemnity (1)	$(1)	$10	$(43)

Exchange
Securities sold:
Fixed maturities	$25	$(15)	$(40)
Preferred stock equity securities	11	13	(35)
Common stock equity securities	70	(60)	(499)
Common stock valuation adjustments	254	464	(416)
Limited partnerships	(46)	0	7

Total net realized gains (losses) — Exchange (1) (2)	$314	$402	$(983)

(1)	See Item 8. “Financial Statements and Supplementary Data — Note 7, Investments, of Notes to Consolidated Financial Statements” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The Exchange net realized gains (losses) include net realized gains from EFL operations of $14 million in 2010 and $3 million in 2009 and net realized losses of $10 million in 2008.
Impairment charges of $1 million on fixed maturities were incurred by the Indemnity in 2010. Exchange impairment charges of $5 million included $4 million on fixed maturities and $1 million on preferred stock in 2010. Impairment charges during 2010 decreased significantly compared to 2009 as the financial markets continue to stabilize.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
	Years ended December 31,
(in millions)	2010	% Change	2009	% Change	2008

Indemnity
Private equity	$14	NM	$(12)	NM	$5
Real estate	0	NM	(58)	NM	(4)
Mezzanine debt	7	NM	(6)	NM	5

Total equity in earnings (losses) of limited partnerships — Indemnity	$21	NM	$(76)	NM	$6

Exchange
Private equity	$77	NM	$(34)	19.0%	$(42)
Real estate	3	NM	(257)	NM	(47)
Mezzanine debt	27	NM	(2)	NM	25

Total equity in earnings (losses) of limited partnerships — Exchange(1)	$107	NM	$(293)	NM	$(64)

NM = not meaningful

(1)	Total equity in earnings (losses) of limited partnerships include earnings from EFL operations of $0.5 million in 2010 and losses of $10 million in 2009 and $0.1 million in 2008.
Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.
We experienced an increase in earnings as a result of asset value increases recognized in 2010 due to current favorable market conditions. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments. Generally, limited partnership earnings are recorded by us on a quarter lag from financial statements we receive from our general partners. As a consequence, earnings from limited partnerships reported at December 31, 2010 do not reflect investment valuation changes that may have resulted from the financial markets and the economy in general in the fourth quarter of 2010.

FINANCIAL CONDITION
Investments
Prior to and through December 31, 2010, the investment results from EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, the investment results for these companies will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments.
Distribution of investments

	Erie Insurance Group
	Carrying value at December 31,
		% to		% to
(in millions)	2010	total	2009	total

Indemnity
Fixed maturities	$264	50%	$664	68%
Equity securities:
Preferred stock	24	4	38	4
Common stock	28	5	42	4
Limited partnerships:
Real estate	83	16	99	10
Private equity	86	16	85	9
Mezzanine debt	47	9	51	5
Real estate mortgage loans	1	0	1	0

Total investments — Indemnity	$533	100%	$980	100%

Exchange
Fixed maturities	$7,279	65%	$6,517	66%
Equity securities:
Preferred stock	570	5	472	5
Common stock	2,306	20	1,835	18
Limited partnerships:
Real estate	339	3	397	4
Private equity	555	5	503	5
Mezzanine debt	214	2	216	2
Policy loans	15	0	15	0
Real estate mortgage loans	4	0	5	0

Total investments — Exchange	$11,282	100%	$9,960	100%

Total investments — Erie Insurance Group	$11,815		$10,940

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
We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred. Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no credit impairments are recorded in other comprehensive income. Prior to the second quarter of 2009, there was no differentiation between impairments related to credit loss and those related to other factors and declines in fair value of debt securities were deemed other-than-temporary if we did not have the intent and ability to hold a security to recovery. For available-for-sale equity securities, a charge is recorded in the Consolidated Statement of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors. (See “Investment Operations” section herein.)
If our policy for determining the recognition of impaired positions was different, our Consolidated Results of Operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.
Fixed maturities
Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. The municipal bond portfolio accounts for $197 million, or 75%, of the total fixed maturity portfolio for Indemnity and $1.5 billion or 20% of the fixed maturity portfolio for the Exchange at December 31, 2010. The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA-. Because of the rating downgrades of municipal bond insurers, the underlying insurance does not improve the overall credit rating.
Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. At December 31, 2010, Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $5 million compared to net unrealized gains of $14 million at December 31, 2009. At December 31, 2010, the Exchange had net unrealized gains on fixed maturities of $270 million compared to net unrealized gains of $156 million at December 31, 2009.
The following is a breakdown of the fair value of our fixed maturities portfolio by sector and rating as of December 31, 2010 for Indemnity and Exchange, respectively:

	Erie Insurance Group
(in millions)					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value

Indemnity
Structured securities(1)	$0	$0	$0	$0	$4	$4
Financial	0	2	10	12	2	26
Government — municipal	63	95	37	2	0	197
Industrial	0	0	2	0	0	2
U.S. treasury	25	0	0	0	0	25
Utilities	0	0	0	10	0	10

Total — Indemnity	$88	$97	$49	$24	$6	$264

Exchange
Structured securities(1)	$327	$42	$9	$23	$36	$437
Basic materials	0	0	37	157	5	199
Communications	0	0	150	328	21	499
Consumer	0	27	195	415	67	704
Diversified	0	0	22	0	0	22
Energy	17	11	107	331	31	497
Financial	27	317	1,154	637	144	2,279
Funds	0	0	0	5	0	5
Government — municipal	422	795	228	24	2	1,471
Industrial	0	5	93	220	26	344
U.S. treasury	12	0	0	0	0	12
Government sponsored entity	73	0	2	0	0	75
Government — other countries	0	0	15	6	0	21
Technology	0	0	41	72	0	113
Utilities	0	3	88	435	75	601

Total — Exchange	$878	$1,200	$2,141	$2,653	$407	$7,279

(1)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

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

	Erie Insurance Group
	Fair Value at December 31,
(in millions)	2010		2009
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock

Indemnity
Basic materials	$0	$0	$0	$2
Communications	1	2	1	2
Consumer	0	14	0	15
Diversified	0	0	0	1
Energy	0	2	0	3
Financial	11	6	27	9
Funds	0	0	0	3
Industrial	2	3	2	6
Technology	3	1	3	1
Utilities	7	0	5	0

Total — Indemnity	$24	$28	$38	$42

Exchange
Basic materials	$0	$124	$0	$95
Communications	9	174	8	170
Consumer	5	564	0	457
Diversified	0	12	0	8
Energy	0	185	0	157
Financial	428	292	348	231
Funds	0	309	0	298
Government	0	0	3	0
Industrial	5	324	5	207
Technology	14	295	12	190
Utilities	109	27	96	22

Total — Exchange	$570	$2,306	$472	$1,835

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income. At December 31, 2010, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes amounted to $3 million for Indemnity and $44 million for the Exchange, compared to an unrealized gain net of deferred taxes of $2 million for Indemnity and $31 million for the Exchange at December 31, 2009.
The common stock portfolio is classified as a trading portfolio and measured at fair value with all changes in unrealized gains and losses reflected in our Consolidated Statements of Operations.

Limited partnership investments
During 2010, investments in limited partnerships decreased $19 million for Indemnity and $8 million for the Exchange due to the sale of 9 partnerships in the Indemnity and 11 partnerships in the Exchange as part of a tax planning strategy to recapture tax paid on previous period capital gains that were due to expire. The components of limited partnership investments are as follows:

	Erie Insurance Group
	At December 31,
(in millions)	2010	2009

Indemnity
Private equity	$86	$85
Real estate	83	99
Mezzanine debt	47	51

Total limited partnerships — Indemnity	$216	$235

Exchange
Private equity	$555	$503
Real estate	339	397
Mezzanine debt	214	216

Total limited partnerships — Exchange	$1,108	$1,116

Liabilities
Property and casualty loss reserves
Loss reserves are established to account for the estimated ultimate costs of loss and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. While we exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred, these reserves are, by their nature, only estimates and cannot be established with absolute certainty.
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
As of December 31, 2010, all property and casualty insurance underwriting related risk resides with the Exchange. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

	Erie Insurance Group
	At December 31,
(in millions)	2010	2009

Indemnity
Gross reserve liability:
Personal auto	$0	$221
Automobile massive injury	0	147
Homeowners	0	22
Workers compensation	0	169
Workers compensation massive injury	0	12
Commercial auto	0	56
Commercial multi-peril	0	68
All other lines of business	0	57

Gross reserves	0	752
Reinsurance recoverable	0	1

Net reserve liability — Indemnity	$0	$751

	Erie Insurance Group
	At December 31,
(in millions)	2010	2009

Exchange
Gross reserve liability:
Personal auto	$1,105	$887
Automobile massive injury	440	316
Homeowners	240	178
Workers compensation	481	342
Workers compensation massive injury	154	132
Commercial auto	286	226
Commercial multi-peril	566	475
All other lines of business	312	290

Gross reserves	3,584	2,846
Reinsurance recoverable	188	199

Net reserve liability — Exchange	$3,396	$2,647

The reserves that have the greatest potential for variation are the massive injury claim reserves. The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile and workers compensation massive injury reserves, was $428 million at December 31, 2010, which is net of $166 million of anticipated reinsurance recoverables, compared to $428 million at December 31, 2009, which was net of $179 million of anticipated reinsurance recoverables. The decrease in the pre-1986 automobile massive injury gross reserves at December 31, 2010, compared to December 31, 2009, was primarily due to settling three claims and the payment of $8 million in losses in 2010, while the increase in the workers compensation massive injury reserves at December 31, 2010, compared to December 31, 2009, was primarily due to adding four new claims with higher reserve amounts than four prior claims that were settled in 2010.
The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in medical cost inflation, claimant health and mortality over time. Actual experience, different than that assumed, could have a significant impact on the reserve estimates. A 100-basis point change in the medical cost inflation assumption would result in a change in the combined automobile and workers compensation massive injury reserves of $102 million. The life expectancy (mortality rate) assumption underlying the estimate reflects experience to date. It is anticipated that these massive injury claims will require payments over the next 30 to 40 years. Massive injury claims payments totaled $21 million, $16 million, and $15 million in 2010, 2009 and 2008, respectively.
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
Shareholders’ equity
Pension plan
The funded status of our postretirement benefit plans is recognized in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2010, shareholders’ equity decreased by $4 million, net of tax, of which $3 million represents amortization of the prior service cost and net actuarial loss and $7 million represents the current period actuarial loss. The 2010 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 5.69% in 2010 from 6.11% in 2009. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, generally the Exchange and EFL reimburse Indemnity for approximately 57% of the annual benefit expense of these plans. At December 31, 2009, shareholders’ equity increased by $24 million, net of tax, of which $2 million represents amortization of the prior service cost and net actuarial loss and $22 million represents the current period actuarial gain. The 2009 actuarial gain was primarily due to greater than expected actual investment returns. Also contributing to the gain were assumption changes made based on actual experience, such as the decrease in the assumed rate of compensation increase.

IMPACT OF INFLATION
Property and casualty insurance premiums are established before losses occur and before loss expenses are incurred, and therefore, before the extent to which inflation may impact such costs is known. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues. Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.
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
Continuing volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash. Some of our fixed income investments, despite being publicly traded, are illiquid due to current credit market conditions. Further volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts. Additionally, our limited partnership investments are significantly less liquid. We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2011.
Cash flow activities — Erie Insurance Group
The following table is a summary of our condensed consolidated cash flows for the years ended December 31:

	Erie Insurance Group
(in millions)	2010	2009	2008

Net cash provided by operating activities	$721	$889	$720
Net cash used in investing activities	(405)	(890)	(425)
Net cash used in financing activities	(120)	(42)	(141)

Net increase (decrease) in cash	$196	$(43)	$154

Cash flows provided by operating activities totaled $721 million in 2010, $889 million in 2009, and $720 million in 2008. The decrease in 2010 was primarily driven by the payment of federal income taxes of $69 million, compared to the recovery of federal income taxes of $121 million in 2009. The increase in cash flows from operating activities in 2009, compared to 2008, was primarily driven by the recovery of federal income taxes of $121 million compared to the payment of federal income taxes of $273 million in 2008, somewhat offset by lower distributions from limited partnerships.
At December 31, 2010, we recorded a net deferred tax liability of $283 million, which included capital loss carry-forwards of $16 million. There was no valuation allowance at December 31, 2010. We have the ability to carry-back capital losses of $281 million as a result of gains recognized in prior years. In 2010 capital losses totaled $256 million, which will be carried back to recapture taxes paid in prior years. In the fourth quarter of 2010, we received a tax refund of $91 million relating to the carry-back of 2009 capital losses.

Cash flows used in investing activities totaled $405 million in 2010, compared to $890 million in 2009 and $425 million in 2008. In 2010, we generated more proceeds from limited partnerships and certain fixed maturities while using less cash for the purchase of fixed maturities. At December 31, 2010, we had contractual commitments to invest up to $452 million related to our limited partnership investments to be funded as required by the partnerships’ agreements. At December 31, 2010, the total remaining commitment to fund limited partnerships that invest in private equity securities was $198 million, real estate activities was $160 million and mezzanine debt securities was $94 million. In 2009, cash flows used in investing activities increased compared to 2008, as we generated more proceeds from sales of common stocks in 2008 as part of a tax planning strategy.
For a discussion of cash flows used in financing activities, see the following “Cash flow activities — Indemnity,” as the primary drivers of financing cash flows related to Indemnity.
Cash flow activities — Indemnity
The following table summarizes Indemnity cash flows for the years ended December 31:

	Indemnity
(in millions)	2010	2009	2008

Net cash provided by operating activities	$193	$180	$151
Net cash provided by (used in) investing activities	196	(69)	73
Net cash used in financing activities	(155)	(96)	(194)

Net increase in cash	$234	$15	$30

See Item 8. “Financial Statements and Supplementary Data — Note 24, Indemnity Supplemental Information, of Notes to Consolidated Financial Statements” contained within this report for more detail on Indemnity cash flows.
Indemnity’s cash flows provided by operating activities increased to $193 million in 2010, compared to $180 million in 2009, and $151 million in 2008. Increased cash from operating activities in 2010, compared to 2009, was primarily due to an increase in management fee revenues received offset by a decrease in reimbursements collected from affiliates. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange. Cash paid for agent commissions and bonuses decreased to $532 million in 2010, compared to $535 million in 2009, as a result of a decrease in cash paid for agent bonuses. We made a contribution to our pension plan of $13 million in the second quarter of 2010, compared to $14 million made in the third quarter of 2009. Indemnity’s policy is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made. Indemnity is generally reimbursed about 57% of the net periodic benefit cost of the pension plan from its affiliates. In 2009, increased cash from operating activities compared to 2008 was primarily due to increased management fee revenues received offset by lower distributions from limited partnerships.
At December 31, 2010, Indemnity recorded a net deferred tax liability of $26 million, which included capital loss carry-forwards of $7 million. There was no valuation allowance at December 31, 2010. Indemnity has the ability to carry back capital losses of $39 million as a result of gains recognized in prior years. In 2010 capital losses totaled $39 million, which will be carried back to recapture taxes paid in prior years. In the fourth quarter of 2010, we received a tax refund of $11 million relating to the carry-back of 2009 capital losses. Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.
Cash flows provided by Indemnity investing activities totaled $196 million in 2010, compared to cash used of $69 million in 2009, and cash provided of $73 million in 2008. In the fourth quarter of 2010, Indemnity received cash consideration from the Exchange of $281 million, net of $12 million cash disposed, as a result of the sale of Indemnity’s wholly owned property and casualty insurance subsidiaries, EIC, ENY and EPC, to the Exchange on December 31, 2010, based upon an estimated purchase price. The GAAP book value of these entities on December 31, 2010 was slightly lower than the estimated purchase price. Also, Indemnity retained a deferred tax asset of $6 million that was not transferable to the Exchange. This deferred tax asset is related to capital losses that will be available to offset future capital gains of Indemnity. Indemnity recorded a liability to the Exchange for the difference between the GAAP book value and the deferred tax asset of $8 million. Net after-tax cash proceeds to Indemnity from the sale of Indemnity’s wholly owned property and casualty insurance subsidiaries are estimated to be $285 million.

Final settlement of the transaction will occur by March 31, 2011. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Indemnity’s 2010 investing activities also included increased cash used to purchase certain fixed maturities, offset somewhat by increased cash from the sale of other fixed maturities and limited partnerships compared to 2009. Impacting Indemnity future investing activities are limited partnership commitments, which totaled $50 million at December 31, 2010, and will be funded as required by the partnerships’ agreements. At December 31, 2010, Indemnity’s total remaining commitment to fund limited partnerships that invest in private equity securities was $21 million, real estate activities was $17 million and mezzanine debt securities was $12 million. Indemnity’s investing activities in 2009 were impacted by lower investment balances due to the significant share repurchase activity in 2008. Also, in the second quarter of 2009, Indemnity made a capital contribution to EFL in the amount of $12 million to support EFL’s life insurance and annuity business and strengthen its surplus.
Cash flows used in Indemnity financing activities totaled $155 million in 2010, $96 million in 2009, and $194 million in 2008. The increase in cash used in financing activities in 2010 was primarily driven by increases in the cash outlay for share repurchases and dividends paid to shareholders. Indemnity repurchased 1.1 million shares of its Class A nonvoting common stock in conjunction with its stock repurchase plan at a total cost of $57 million during 2010. In 2009, shares repurchased under this plan totaled 0.1 million at a total cost of $3 million, compared to 2.1 million shares at a total cost of $102 million in 2008. In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million. Indemnity has approximately $146 million of repurchase authority remaining under this plan at December 31, 2010.
In 2010, we also repurchased 44,206 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2 million. Of this amount, 39,406 shares were purchased in June for $1.8 million, or $45.92 per share, in conjunction with our long-term incentive plan and 4,800 shares were purchased in July for $0.2 million, or $48.75 per share, for the vesting of stock-based awards for executive management. These shares were delivered to plan participants and executive management, respectively, in July 2010.
Dividends paid to shareholders totaled $98 million, $93 million, and $92 million in 2010, 2009 and 2008, respectively. Indemnity increased both its Class A and Class B shareholder quarterly dividends for 2010. There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders. Dividends have been approved at a 7.3% increase for 2011.
Indemnity’s financing activities during 2008 included short-term borrowings of $75 million on its bank line of credit for certain intercompany cash settlement needs. Payments were made on the line of credit of $45 million and $30 million in the third and fourth quarters of 2008, respectively, reducing the outstanding balance to zero at December 31, 2008. This line of credit was extended to December 31, 2011. Also during the first quarter of 2008, Indemnity borrowed $30 million from EIC, its then 100% owned property and casualty insurance subsidiary, to fund certain operating and financing activities. Indemnity repaid the entire balance during the second quarter of 2008. This intercompany borrowing was eliminated upon consolidation and therefore had no impact on the Consolidated Statements of Financial Position or Operations.
Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.
Indemnity — Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through 1) Indemnity’s cash and cash equivalents, which total approximately $310 million at December 31, 2010, 2) a $100 million bank line of credit held by Indemnity, from which there were no borrowings as of December 31, 2010, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $310 million at December 31, 2010. Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts. Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at December 31, 2010. At December 31, 2010, bonds with fair values of $128 million were pledged as collateral. These securities have no restrictions. The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios. Indemnity was in compliance with its bank covenants at December 31, 2010.
Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. The net cash provided from these entities by operating activities totaled $30 million in 2010, $33 million in 2009, and $29 million in 2008. These operating cash flows will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Exchange —Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through 1) the Exchange’s cash and cash equivalents, which total approximately $120 million at December 31, 2010, 2) a $200 million bank line of credit held by the Exchange, from which there were no borrowings at December 31, 2010, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $9.7 billion at December 31, 2010. Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.
The Exchange had no borrowings under its line of credit at December 31, 2010. At December 31, 2010, bonds with fair values of $252 million were pledged as collateral. These securities have no restrictions. The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios. The Exchange was in compliance with its bank covenants at December 31, 2010.
Indemnity has no rights to the assets, capital, or line of credit of the Exchange and, conversely, the Exchange has no rights to the assets, capital, or line of credit of Indemnity. We believe we have the funding sources available to us to support cash flow requirements in 2011.
Contractual obligations
Cash outflows for the Property and Casualty Group are variable because the fluctuations in settlement dates for claims payments vary and cannot be predicted with absolute certainty. While volatility in claims payments could be significant for the Property and Casualty Group, the cash flow requirements for claims have not historically had a significant effect on our liquidity. Based on a historical 15-year average, about 30% of losses and loss expenses for the Property and Casualty Group included in the reserve are paid out in the subsequent 12-month period and approximately 68% are paid out within a five-year period. Losses that are paid out after that five-year period reflect long-tail lines such as workers compensation and auto bodily injury.

We have certain obligations and commitments to make future payments under various contracts. As of December 31, 2010, the aggregate obligations were as follows:

	Erie Insurance Group
	Payments due by period
					2016 and
(in millions)	Total	2011	2012-2013	2014-2015	thereafter

Fixed obligations:
Indemnity:
Limited partnership commitments (1)	$50	$47	$3	$0	$0
Pension contribution (2)	15	15	0	0	0
Other commitments (3)	38	22	14	2	0
Operating leases—vehicles	16	5	8	3	0
Operating leases—real estate (4)	6	2	3	1	0
Operating leases—computers	3	2	1	0	0

Total fixed contractual obligations — Indemnity	128	93	29	6	0

Noncontrolling interest:
Limited partnership commitments (1)	402	273	77	52	0

Total fixed contractual obligations — Exchange	402	273	77	52	0
Total fixed contractual obligations — Erie Insurance Group	530	366	106	58	0
Gross property and casualty loss and loss expense reserves — Exchange (5)	3,584	1,075	968	394	1,147
Life gross long-term liabilities (6)	4,025	188	379	406	3,052

Gross contractual obligations — Erie Insurance Group (7)	$8,139	$1,629	$1,453	$858	$4,199

Gross contractual obligations net of estimated reinsurance recoverables are as follows:

	Payments due by period
					2016 and
(in millions)	Total	2011	2012-2013	2014-2015	thereafter

Gross contractual obligations — Erie Insurance Group (7)	$8,139	$1,629	$1,453	$858	$4,199
Estimated reinsurance recoverables — property and casualty	188	56	51	21	60
Estimated reinsurance recoverables — life (8)	447	21	40	41	345

Net contractual obligations — Erie Insurance Group	$7,504	$1,552	$1,362	$796	$3,794

(1)	Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date. The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due. At December 31, 2010, Indemnity’s total commitment to fund limited partnerships that invest in private equity securities is $21 million, real estate activities $17 million and mezzanine debt of $12 million. At December 31, 2010, the Exchange’s total commitment to fund limited partnerships that invest in private equity securities is $177 million, real estate activities $143 million and mezzanine debt of $82 million.

(2)	The pension contribution for 2011 was estimated in accordance with the Pension Protection Act of 2006. Contributions anticipated in future years are expected to be an amount at least equal to the IRS minimum required contribution in accordance with this Act.

(3)	Other commitments include various agreements for service, including such things as computer software, telephones and maintenance.

(4)	Operating leases—real estate are for 16 of our 24 field offices that are operated in the states in which the Property and Casualty Group does business and three operating leases are for warehousing facilities leased from unaffiliated parties.

(5)	Due to the sale of Indemnity’s property and casualty insurance subsidiaries to the Exchange on December 31, 2010, all property and casualty loss and loss expense reserves accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)

(6)	Contractual obligations on gross long-term liabilities represent estimated benefit payments from insurance policies and annuity contracts including claims currently payable. Actual obligations in any single year will vary based on actual mortality, morbidity, lapse and withdrawal experience. The sum of these obligations exceeds the liability on the Consolidated Statement of Financial Position of $1.6 billion due to expected future premiums and investment income that, along with invested assets backing the liabilities, will be used to fund these obligations.

(7)	Gross contractual obligations do not include the obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management and the directors’ retirement plan. The recorded accumulated benefit obligations for these plans at December 31, 2010, are $5 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as they become due.

(8)	Reinsurance recoverables on life business includes estimated amounts from reinsurers on long-term liabilities that are subject to the credit worthiness of the reinsurer.

Off-balance sheet arrangements
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations or guarantees, other than limited partnership investment commitments.
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

Erie Insurance Exchange	A+
Erie Insurance Company	A+
Erie Insurance Property and Casualty Company	A+
Erie Insurance Company of New York	A+
Flagship City Insurance Company	A+
Erie Family Life Insurance Company	A
The outlook for all ratings is stable. According to AM Best, a “Superior” rating (A+), the second highest of their financial strength rating categories, is assigned to those companies that, in AM Best’s opinion, have achieved superior overall performance when compared to the standards established by AM Best and have a superior ability to meet their obligations to policyholders over the long term. Only 9% of insurance groups are rated A+ or higher, and we are included in that group. By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one level lower, or an “Excellent” rating (A), than the property and casualty companies by AM Best Company. The insurers of the Property and Casualty Group are also rated by Standard & Poor’s, but this rating is based solely on public information. Standard & Poor’s rates these insurers AApi, “very strong,” and EFL Api, “strong.” Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.
Regulatory risk-based capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. At December 31, 2010, all property and casualty insurance companies and the life insurance company had RBC levels substantially in excess of levels that would require regulatory action.
Regulatory restrictions on surplus
The members of the Property and Casualty Group and EFL are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid without prior approval of insurance regulatory authorities. The Exchange’s property and casualty insurance subsidiaries have a maximum of $29 million available for such dividends in 2011 without prior approval of the Pennsylvania Insurance Commissioner for Pennsylvania-domiciled subsidiaries and the New York Superintendent of Insurance for the New York domiciled subsidiary. No dividends were paid from the property and casualty subsidiaries in 2010, 2009 or 2008.
The maximum dividend EFL could pay its shareholders in 2011 without prior approval is $38 million. No dividends were paid to Indemnity or the Exchange in 2010, 2009 or 2008.
The Exchange is operated for the benefit of its subscribers (policyholders) and any distributions it might declare would only be payable to them. The Exchange did not make any distributions to its subscribers (policyholders) in 2010, 2009 or 2008.

Enterprise risk management
As a large property and casualty insurer with supplemental life insurance operations, we are exposed to many risks. The role of our Enterprise Risk Management (ERM) function is to ensure that all significant risks are clearly identified, understood, proactively managed and consistently monitored to achieve strategic objectives for all stakeholders of the Erie Insurance Group. As an insurance company, we are in the business of taking risks from our policyholders, managing these risks in a cost-effective manner and ensuring long term stability for policyholders as well as shareholders. Since risk is integral to our business, we strive to manage the multitude of risks we face in an optimal manner.
Our risks can be broadly classified into insurance, investment and operational risks. These risks are a function of our business segments as well as the market and regulatory environment within which we operate. Since certain risks can occur simultaneously or be correlated with other risks, an event or a series of events has the potential to impact multiple areas of our business and materially affect our operations, financial position or liquidity. Therefore our ERM program takes a holistic view of risk and ensures implementation of risk responses to mitigate potential impacts across our entire group of companies.
Our ERM process is founded on a governance framework that ensures oversight at multiple levels of our organization including our Board of Directors and risk committees made up of senior management. Accountability to identify, manage and mitigate risk is embedded within all functions and areas of our business. We have defined risk tolerances to monitor and manage significant risks within acceptable levels. In addition to identifying, evaluating, prioritizing, monitoring and mitigating significant risks, our ERM process includes extreme event analyses and scenario testing. Dynamic Financial Analysis (DFA) and catastrophe modeling enable us to quantify risk within our property and casualty insurance operations and investment portfolio. Model output is used to quantify the potential variability of future performance and the sufficiency of capital levels given our defined tolerance for risk. The models provide insight into capital management, allocation of capital by product lines, catastrophe exposure management and reinsurance purchasing decisions. Additionally, ERM tools have been developed and modified to enhance our ability to assess project level risk and to provide senior management with pertinent risk information, enabling them to make better informed decisions.

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
Subscriber’s agreement
Indemnity serves as attorney-in-fact for the policyholders at the Exchange, a reciprocal insurance exchange. Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact. Through the designation of attorney-in-fact, Indemnity is required to provide sales, underwriting and policy issuance services to the policyholders of the Exchange, as discussed previously. Pursuant to the subscriber’s agreement, for these services Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.
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
Prior to and through December 31, 2010, the underwriting results retained by Erie Insurance Company and Erie Insurance Company of New York accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Service agreements
Indemnity makes certain payments on behalf of the Erie Insurance Group’s related entities. These amounts are reimbursed to Indemnity on a cost basis in accordance with service agreements between Indemnity and the individual entities within the Erie Insurance Group. Cash transfers are settled quarterly.
Leased property
The Exchange leases certain office facilities to Indemnity on a five and six year basis with options to renew. Rents are determined considering returns on invested capital and building operating and overhead costs. Rental costs of shared facilities are allocated based on square footage occupied.
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

Intercompany receivables of Indemnity

		Percent of		Percent of		Percent of
		Indemnity		Indemnity		Indemnity
(in millions)	2010	total assets	2009	total assets	2008	total assets

Reinsurance recoverable from and ceded unearned premiums to the Exchange	$0	0.0%	$902	33.8%	$887	34.0%
Other receivables from the Exchange and affiliates (management fees, costs and reimbursements)	232	17.7	213	8.0	218	8.3
Note receivable from EFL	25	1.9	25	0.9	25	0.9

Total intercompany receivables	$257	19.6%	$1,140	42.7%	$1,130	43.2%

Indemnity has significant receivables from the Exchange that result in a concentration of credit risk. In 2009 and 2008, these receivables included the liability for losses and unearned premiums ceded to the Exchange under the intercompany pooling agreement and from management services performed by Indemnity for the Exchange. Prior to and through December 31, 2010, all property and casualty insurance underwriting receivables recorded by EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting receivables accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, on and after December 31, 2010. At December 31, 2010 and thereafter, Indemnity’s receivables from the Exchange primarily include the management fee due for services performed by Indemnity for the Exchange under the subscriber’s agreement. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Credit risks related to the receivables from the Exchange are evaluated periodically by management. Prior to and through December 31, 2010, reinsurance contracts did not relieve Indemnity from its primary obligations to policyholders if the Exchange were unable to satisfy its obligation, and Indemnity collected its reinsurance recoverable amounts generally within 30 days of actual settlement of losses.
In addition to Indemnity’s receivable from the Exchange for management fees and costs Indemnity pays on behalf of the Exchange, Indemnity also pays certain costs for, and is reimbursed by, EFL. Since its inception, Indemnity has collected these amounts due from the Exchange and EFL in a timely manner (normally quarterly). There is interest charged on the outstanding balance due from the Exchange until its quarterly settlement that is based on an independent mutual fund rate.
Surplus notes
The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025 with prior approval of the Pennsylvania Insurance Commissioner. EFL paid interest to the Exchange on the surplus note of $1 million in 2010 and 2009. No other interest is charged or received on this intercompany balance due to the timely settlement terms and nature of the note.
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018 with prior approval of the Pennsylvania Insurance Commissioner. EFL paid interest to Indemnity on the surplus note of $2 million in 2010 and 2009. No other interest is charged or received on this intercompany balance due to the timely settlement terms and nature of the note.
Capital contribution
In June 2009, the Exchange made a $43 million capital contribution to EFL and Indemnity made a $12 million capital contribution to EFL to strengthen its surplus. This $55 million in capital contributions increased EFL’s investments and total shareholders’ equity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Prior to and through December 31, 2010, the investment results from EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, the investment results for these companies will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 8. “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report and the previous “Recent Events” section.)
Market risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as other relevant market rate or price changes. The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk. The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, equity price risk and how those exposures are currently managed as of December 31, 2010.
Interest rate risk
We invest primarily in fixed maturity investments, which comprised 49.5% of invested assets for Indemnity and 64.5% of invested assets for the Exchange at December 31, 2010. The value of the fixed maturity portfolio is subject to interest rate risk. As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments. We do not hedge our exposure to interest rate risk since we have the capacity and intention to hold the fixed maturity positions until maturity. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. Duration is analyzed quarterly to ensure that it remains in the targeted range we established.
A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates. The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio. We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2010 and 2009.
Fixed maturities interest-rate sensitivity analysis

	At December 31,
(dollars in millions)	2010	2009

Indemnity
Fair value of fixed income portfolio	$264	$664
Fair value assuming 100-basis point rise in interest rates	$255	$635

Modified duration — Indemnity	3.93	4.35

Exchange
Fair value of fixed income portfolio	$7,279	$6,517
Fair value assuming 100-basis point rise in interest rates	$6,954	$6,249

Modified duration — Exchange	4.87	4.58

While the fixed income portfolio is sensitive to interest rates, the future principal cash flows that will be received are presented as follows by contractual maturity date. Actual cash flows may differ from those stated as a result of calls, prepayments or defaults.

	December 31, 2010
(in millions)	Indemnity	Exchange

Fixed maturities:
2011	$64	$309
2012	22	553
2013	21	719
2014	18	564
2015	25	681
Thereafter	100	4,030

Total (1)	$250	$6,856

Fair value	$264	$7,279

(1)	These amounts exclude Indemnity’s $25 million surplus note due from EFL and the Exchange’s $20 million surplus note due from EFL.

	December 31, 2009
(in millions)	Indemnity	Exchange

Fixed maturities:
2010	$39	$364
2011	34	388
2012	70	626
2013	81	774
2014	64	596
Thereafter	357	3,641

Total (1)	$645	$6,389

Fair value	$664	$6,517

(1)	These amounts exclude Indemnity’s $25 million surplus note due from EFL and the Exchange’s $20 million surplus note due from EFL.
Investment credit risk
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
Generally, the fixed maturities in our portfolio are rated by external rating agencies. If not externally rated, we rate them internally on a basis consistent with that used by the rating agencies. We classify all fixed maturities as available-for-sale securities, allowing us to meet our liquidity needs and provide greater flexibility to appropriately respond to changes in market conditions. The following table shows our fixed maturity investments by S&P rating as of December 31, 2010:

	Erie Insurance Group
(in millions)	Amortized cost	Fair value	Percent of total
Indemnity
Comparable S&P Rating
AAA, AA, A	$229	$234	88.5%
BBB	24	24	9.2

Total investment grade	253	258	97.7

BB	0	2	0.8
B	4	4	1.5
CCC, CC, C	0	0	0.0

Total non-investment grade	4	6	2.3

Total — Indemnity	$257	$264	100.0%

Exchange
Comparable S&P Rating
AAA, AA, A	$4,012	$4,219	58.0%
BBB	2,485	2,653	36.4

Total investment grade	6,497	6,872	94.4

BB	284	314	4.3
B	70	77	1.1
CCC, CC, C	12	16	0.2

Total non-investment grade	366	407	5.6

Total — Exchange	$6,863	$7,279	100.0%

Approximately 1% of Indemnity and 6% of the Exchange fixed income portfolio is invested in structured products. This includes mortgage-backed securities (MBS), collateralized debt and loan obligations (CDO and CLO), collateralized mortgage obligations (CMO), asset-backed (ABS) and credit-linked notes. The overall credit rating of the structured product portfolio is AA.
The municipal bond portfolio accounts for $197 million, or 75% of the total fixed maturity portfolio for the Indemnity, and $1.5 billion, or 20% of the total fixed maturity portfolio for the Exchange. The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA-.
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
Indemnity is also exposed to a concentration of credit risk with the Exchange. See the section, “Transactions / Agreements between Indemnity and Noncontrolling Interest (Exchange), Intercompany receivables of Indemnity” for further discussion of this risk.
Concentration Risk
While our portfolio is well diversified within each market sector, there is an inherent risk of concentration in a particular industry or sector. We continually monitor our level of exposure to individual issuers as well as or our allocation to each industry and market sector against internally established policies. See the “Financial Condition” section of, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report for details of investment holdings by sector.
Liquidity Risk
Periods of volatility in the financial markets can create conditions where fixed maturity investments, despite being publicly traded, can become illiquid. However, we actively manage the maturity profile of our fixed maturity portfolio such that scheduled repayments of principal occur on a regular basis. Additionally, there is no ready market for our investments in limited partnerships which increases the risk they may not be converted to cash on favorable terms and on a timely basis.

Equity price risk
Our portfolio of equity securities, which is carried on the Consolidated Statements of Financial Position at estimated fair value, has exposure to the risk of potential loss in estimated fair value resulting from an adverse change in prices (“price risk”). We do not hedge our exposure to price risk inherent in our equity investments. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio holdings are diversified across industries and among exchange-traded small- to large-cap stocks. We measure risk by comparing the performance of the marketable equity portfolio to benchmark returns such as the Standard & Poors (S&P) 500 Composite Index. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market. The average Beta for our common stock holdings was 0.95 for Indemnity and 1.02 for the Exchange. Based on a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio would decrease by approximately $5 million for Indemnity and $470 million for the Exchange.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
   of Erie Indemnity Company
Erie, Pennsylvania
We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Erie Indemnity Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Erie Indemnity Company and our report dated February 24, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Cleveland, Ohio
February 24, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
    of Erie Indemnity Company
Erie, Pennsylvania
We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at 15 (a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Erie Indemnity Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2010 the Company adopted and retrospectively applied the Financial Accounting Standards Board’s amended accounting guidance related to the consolidation of variable interest entities.
As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for recognizing other-than-temporary impairment charges for its debt securities in connection with the adoption of the revised Financial Accounting Standards Board’s other-than-temporary impairment model.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Cleveland, Ohio
February 24, 2011

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009 and 2008
(dollars in millions, except share data)

	2010	2009	2008

Revenues
Premiums earned	$3,987	$3,869	$3,834
Net investment income	433	433	438
Net realized investment gains (losses)	313	412	(1,026)
Net impairment losses recognized in earnings	(6)	(126)	(571)
Equity in earnings (losses) of limited partnerships	128	(369)	(58)
Other income	35	36	34

Total revenues	4,890	4,255	2,651

Benefits and expenses
Insurance losses and loss expenses	2,900	2,728	2,582
Policy acquisition and underwriting expenses	969	1,003	908
Goodwill impairment	22	—	—

Total benefits and expenses	3,891	3,731	3,490

Income (loss) from operations before income taxes and noncontrolling interests	999	524	(839)
Provision (benefit) for income taxes	339	78	(223)

Net income (loss)	$660	$446	$(616)

Less: Net income (loss) attributable to noncontrolling interest in consolidated entity — Exchange	498	338	(685)

Net income attributable to Indemnity	$162	$108	$69

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock — basic	$3.18	$2.10	$1.34

Class A common stock — diluted	$2.85	$1.89	$1.19

Class B common stock — basic and diluted	$462.83	$312.45	$204.20

Weighted average shares outstanding attributable to Indemnity — Basic
Class A common stock	50,705,607	51,250,606	51,824,649

Class B common stock	2,546	2,549	2,551

Weighted average shares outstanding attributable to Indemnity — Diluted
Class A common stock	56,884,894	57,428,999	58,003,976

Class B common stock	2,546	2,549	2,551

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31, 2010 and 2009
(dollars in millions, except per share data)

	2010	2009

Assets
Investments-Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $257 and $642, respectively) (See Note 1)	$264	$664
Equity securities (cost of $20 and $35, respectively) (See Note 1)	24	38
Trading securities, at fair value (cost of $21 and $36, respectively)	28	42
Limited partnerships (cost of $202 and $281, respectively)	216	235
Other invested assets	1	1
Investments-Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,863 and $6,277, respectively) (See Note 1)	7,279	6,517
Equity securities (cost of $503 and $425, respectively) (See Note 1)	570	472
Trading securities, at fair value (cost of $1,773 and $1,556, respectively)	2,306	1,835
Limited partnerships (cost of $1,083 and $1,392, respectively)	1,108	1,116
Other invested assets	19	20

Total investments	11,815	10,940

Cash and cash equivalents (Exchange portion of $120 and $158, respectively)	430	234
Premiums receivable from policyholders (Exchange portion of $942 and $715, respectively) (See Note 1)	942	906
Reinsurance recoverable (Exchange portion of $201 and $212, respectively) (See Note 1)	201	215
Deferred income taxes (Exchange portion of $0 and $75, respectively)	0	116
Deferred acquisition costs (Exchange portion of $467 and $416, respectively) (See Note 1)	467	467
Other assets (Exchange portion of $357 and $306, respectively)	489	409

Total assets	$14,344	$13,287

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Losses and loss expense reserves (See Note 1)	$—	$752
Unearned premiums (See Note 1)	—	325
Deferred income taxes	26	0
Other liabilities	382	387
Exchange liabilities
Losses and loss expense reserves (See Note 1)	3,584	2,846
Life policy and deposit contract reserves	1,603	1,540
Unearned premiums (See Note 1)	2,082	1,656
Deferred income taxes	257	0
Other liabilities	76	56

Total liabilities	8,010	7,562

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; authorized 74,996,930 shares; issued 68,289,600 shares, 50,054,506 and 51,203,473 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 shares authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	8	8
Accumulated other comprehensive loss	(53)	(43)

Retained earnings, before cumulative effect adjustment	1,827	1,743
Cumulative effect of accounting changes, net of tax	—	6

Retained earnings, after cumulative effect adjustment	1,827	1,749

Total contributed capital and retained earnings	1,784	1,716
Treasury stock, at cost, 18,235,094 and 17,086,127 shares, respectively	(872)	(814)

Total Indemnity shareholders’ equity	912	902

Noncontrolling interest in consolidated entity — Exchange	5,422	4,823

Total equity	6,334	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$14,344	$13,287

See accompanying notes to Consolidated Financial Statements. See Note 24, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008
(dollars in millions, except per share data)

	2010	2009	2008
Common stock
Class A	$2	$2	$2
Class B	0	0	0

Total common stock	2	2	2

Additional paid-in capital	8	8	8

Accumulated other comprehensive income
Balance, beginning of year	(43)	(136)	10
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	(6)	(11)
Unrealized gains (losses), net of tax (Note 20)	9	75	(44)
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries, net of tax	(15)	—	—
Postretirement plans, net of tax (Note 20)	(4)	24	(91)

Balance, end of year	(53)	(43)	(136)

Retained earnings
Balance, beginning of year	1,749	1,729	1,740
Net income	162	108	69
Dividends declared — Class A ($1.955, $1.83 and $1.77 per share, respectively)	(99)	(94)	(91)
Dividends declared — Class B ($293.25, $274.50 and $265.50 per share, respectively)	0	0	0
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries, net of tax	15	—	—
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	6	11

Balance, end of year	1,827	1,749	1,729

Treasury stock
Balance, beginning of year	(814)	(811)	(709)
Purchase of treasury stock	(58)	(3)	(102)

Balance, end of year	(872)	(814)	(811)

Total Indemnity shareholders’ equity	912	902	792

Noncontrolling interest in consolidated entity — Exchange
Balance, beginning of year	4,823	3,967	4,918
Comprehensive income (loss)	599	856	(951)

Balance, end of year	5,422	4,823	3,967

Total equity	$6,334	$5,725	$4,759

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(in millions)

	2010	2009	2008

Cash flows from operating activities
Premiums collected	$4,055	$3,964	$3,843
Net investment income received	445	421	453
Limited partnership distributions	122	81	315
Service agreement fee received	34	35	32
Commissions and bonuses paid to agents	(532)	(535)	(534)
Losses paid	(2,398)	(2,241)	(2,201)
Loss expenses paid	(419)	(405)	(384)
Other underwriting and acquisition costs paid	(517)	(552)	(530)
Interest paid on bank line of credit	0	0	(1)
Income taxes (paid) recovered	(69)	121	(273)

Net cash provided by operating activities	721	889	720

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,760)	(1,938)	(1,784)
Preferred stock	(179)	(176)	(244)
Common stock	(1,495)	(1,450)	(2,232)
Limited partnerships	(165)	(174)	(396)
Sales/maturities of investments:
Fixed maturity sales	562	510	790
Fixed maturity calls/maturities	1,009	734	1,002
Preferred stock	135	210	263
Common stock	1,376	1,394	2,151
Net collections (distributions) on policy loans	0	1	(2)
Sale of and returns on limited partnerships	142	15	40
Purchase of property and equipment	(33)	(14)	(9)
Net distributions on agent loans	3	(2)	(4)

Net cash used in investing activities	(405)	(890)	(425)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	111	183	191
Annuity and supplementary contract surrenders and withdrawals	(79)	(129)	(147)
Universal life deposits and interest	38	39	21
Universal life surrenders	(35)	(39)	(12)
Purchase of treasury stock	(57)	(3)	(102)
Dividends paid to shareholders	(98)	(93)	(92)
Decrease in collateral from securities lending	0	(285)	(361)
Redemption of securities lending collateral	0	285	361
Proceeds from bank line of credit	0	0	75
Payments on bank line of credit	0	0	(75)

Net cash used in financing activities	(120)	(42)	(141)

Net increase (decrease) in cash and cash equivalents	196	(43)	154
Cash and cash equivalents at beginning of year	234	277	123

Cash and cash equivalents at end of year	$430	$234	$277

See accompanying notes to Consolidated Financial Statements. See Note 22, “Supplementary Data on Cash Flows,” for supplemental cash flow information.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations
Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that since 1925 has been the managing attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange (“Exchange”). The Exchange is a subscriber owned Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance.
Indemnity’s primary function is to perform certain services for the Exchange relating to the sales, underwriting and issuance of policies on behalf of the Exchange. This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed by each subscriber (policyholder), appointing Indemnity as their common attorney-in-fact to transact business on their behalf and to manage the affairs of the Exchange. Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.
Through December 31, 2010, Indemnity also operated as a property and casualty insurer through its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”) and Erie Insurance Property and Casualty Company (“EPC”). EIC, ENY and EPC, together with the Exchange and its wholly owned subsidiary, Flagship City Insurance Company (“Flagship”), are collectively referred to as the “Property and Casualty Group”. The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile (48%), homeowners (21%), commercial multi-peril (11%), commercial automobile (7%), and workers compensation (6%) lines of insurance based upon 2010 direct written premiums.
On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned property and casualty subsidiaries to the Exchange. There was no gain or loss resulting from this sale as Indemnity and the Exchange are deemed to be under common control. Under this new structure, all property and casualty insurance operations are owned by the Exchange, and Indemnity will continue to function as the management company. There was no impact on the existing reinsurance pooling agreement between the Exchange and EIC or ENY as a result of the sale, nor was there any impact to the subscribers (policyholders) of the Exchange, to the Exchange’s independent insurance agents, or to Indemnity’s employees.
Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells individual and group life insurance policies and fixed annuities. Indemnity and the Exchange own 21.6% and 78.4% of EFL, respectively. On November 4, 2010, Indemnity entered into a definitive agreement for the sale of its 21.6% ownership interest in EFL to the Exchange, which is scheduled to close by March 31, 2011. Upon the closing date, the Exchange will own 100% of EFL.
Because Indemnity and the Exchange are deemed to be under common control for financial reporting purposes, any gains or losses resulting from the sale of Indemnity’s equity interest in EFL will be recorded as an adjustment directly to Indemnity’s equity balance at March 31, 2011.
“Indemnity shareholder interest” refers to the interest in Erie Indemnity Company owned by the Class A and Class B shareholders. “Noncontrolling interest” refers to the interest in the Erie Insurance Exchange held for the benefit of the subscribers (policyholders).
The consolidated financial statements of Erie Indemnity Company reflect the results of Indemnity and its variable interest entity, the Exchange, which we refer to collectively as “Erie Insurance Group” (“we,” “us,” “our”).
Note 2. Significant Accounting Policies
Retrospective adoption of new accounting principle
On June 12, 2009, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 810, Consolidation, which amended the existing guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”). As of January 1, 2010 Erie Indemnity Company adopted the new accounting principle on a retrospective basis since inception. The 2009 and 2008 financial information within this report has been conformed to this consolidated presentation.

This guidance changed the methodology for assessing whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative analysis to determine if an enterprise’s variable interest gives it a controlling financial interest. The qualitative analysis looks at the power to direct activities of the VIE that most significantly impact economic performance and the right to receive benefits (or obligation to absorb losses) from the VIE that could be significant.
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
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Indemnity together with its affiliated companies in which Indemnity holds a majority voting or economic interest. In addition, we consolidate the Exchange as a variable interest entity for which Indemnity is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. Noncontrolling interests represent the ownership interests of the Exchange, all of which is held by parties other than Indemnity (i.e., the Exchange’s subscribers (policyholders)). Noncontrolling interests also include the Exchange subscribers’ 78.4% ownership interest in EFL.
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

Adopted accounting pronouncements
In 2007, the FASB issued guidance under FASB ASC 325, Financial Instruments, that gave us the irrevocable option to report selected financial assets and liabilities at fair value and established presentation and disclosure requirements. We adopted the fair value option for our common stock portfolio. Beginning January 1, 2008, all changes in fair value of our common stock are recognized in earnings as they occur. The net impact of the cumulative effect adjustment for our common stock portfolio on January 1, 2008 increased retained earnings and reduced other comprehensive income by $11 million, net of tax.
On April 1, 2009, we adopted new accounting guidance under FASB ASC 320, Investments — Debt and Equity Securities. This guidance amended the other-than-temporary impairment (“OTTI”) model for debt securities and requires that credit-related losses and securities in an unrealized loss position that we intend to sell be recognized in earnings, with the remaining decline recognized in other comprehensive income. Additionally, this accounting guidance modified the presentation of OTTI in the statement of operations with the total OTTI presented along with an offset for the amount of OTTI recognized in other comprehensive income. Disclosures include further disaggregation of securities, methodology, inputs related to credit-related loss impairments and a rollforward of credit-related loss impairments. The adoption of this guidance required a cumulative effect adjustment to reclass previously recognized non-credit other-than-temporary impairments from retained earnings to other comprehensive income. The net impact of the cumulative effect adjustment increased retained earnings and decreased other comprehensive income by $6 million, net of tax. Disclosures regarding our impairment methodology are included in this note under the caption Investments. The remaining disclosures regarding credit and non-credit related impairments have been provided in Note 7.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. This guidance updated the disclosures on FASB ASC 820, Fair Value Measurements and Disclosures. The additional disclosures include the amounts and reasons for significant transfers between the levels in the fair value hierarchy, the expansion of fair market disclosures by each class of assets, disclosure of the policy for recognition of level transfers, and disclosure of the valuation techniques used for all Level 2 and Level 3 assets. These disclosures were effective for periods beginning after December 15, 2009 and have been included in Note 6, “Fair Value.” An additional disclosure requirement to present purchases, sales, issuances, and settlements of Level 3 activity on a gross basis becomes effective with periods beginning after December 15, 2010.
Pending accounting pronouncements
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The amendments in this update specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. These costs must be directly related to the underwriting, policy issuance and processing, medical and inspection and sales force contract selling. The amendments also specify that advertising costs only should be included as deferred acquisition costs if the direct-response advertising criteria are met. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011 with either prospective or retrospective adoption permitted. Although we have not performed a detailed analysis, the adoption method and impact of this update on the Company’s financial position, cash flows, or results of operations is expected to be immaterial.
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
Trading securities — Our common stock securities are trading securities which are reported at fair value. Unrealized holding gains and losses on these securities are included in net realized gains (losses) in the Consolidated Statement of Operations. Realized gains and losses on sales of common stock are recognized in income based on the specific identification method. Dividend income is recognized as earned.
Limited partnerships — Limited partnerships include U.S. and foreign private equity, real estate and mezzanine debt investments. The private equity limited partnerships invest primarily in small- to medium-sized companies. The general partners for our limited partnerships determine the market value of investments in the partnerships, including any other-than-temporary impairments of these individual investments. The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner. Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations. Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2010.
Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. The fair value amounts for our private equity and mezzanine debt partnerships are based on the financial statements of the general partners, who use multiple methods to estimate fair value including the market approach, income approach or the cost approach. The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities. Such valuation techniques often use market multiples derived from a set of comparables. The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount. The measurement is based on the value indicated by current market expectations on those future amounts. The cost approach is derived from the amount that is currently required to replace the service capacity of an asset. If information becomes available that would impair the cost of these partnerships, then the general partner would generally adjust to the net realizable value. For real estate limited partnerships, the general partners record these at fair value based on an independent appraisal or internal estimates of fair value.
We perform various procedures in review of the general partners’ valuations. While we generally rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments at the fund level as necessary. There were no valuation changes in 2010, 2009 or 2008. As there is a limited market for these investments, they have the greatest potential for market price variability.
Unrealized gains and losses for these investments are reflected in equity in earnings (losses) of limited partnerships in our Consolidated Statements of Operations in accordance with the equity method of accounting. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
Cash and cash equivalents — Short-term investments, consisting of cash, money market accounts and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.
Deferred acquisition costs
Acquisition costs that vary with and relate to the production of insurance and investment-type contracts are deferred. Such costs consist principally of commissions, premium taxes and policy issuance expenses.
Property and casualty insurance — Deferred acquisition costs (“DAC”) for property and casualty insurance contracts, which is primarily composed of commissions and certain underwriting expenses, is amortized on a pro rata basis over the applicable policy term. The amount of costs to be deferred would be reduced to the extent future policy premiums and anticipated investment income would not exceed related losses, expenses and policyholder dividends.
There was no reduction in costs deferred in any periods presented. The DAC profitability is analyzed annually to ensure recoverability.
Life insurance — DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the policy was issued. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. DAC related to universal life products and deferred annuities is amortized over the estimated lives of the contracts in proportion to actual and expected future gross profits, investment, mortality and expense margins and surrender charges. Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC.
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
Recognition of premium revenues and losses
Property and casualty insurance — Insurance premiums written are earned over the terms of the policies on a pro-rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. Losses and loss expenses are recorded as incurred.
Life insurance — Premiums on traditional life insurance products are recognized as revenue when due. Reserves for future policy benefits are established as premiums are earned. Premiums received for annuity and universal life products are reported as deposits and included in liabilities. For universal life products, revenue is recognized as amounts are assessed against the policyholder’s account for mortality coverage and contract expenses. The primary source of revenue on annuity deposits is derived from the interest earned by EFL, which is reflected in net investment income.
Reinsurance
Property and casualty insurance — Property and casualty assumed and ceded reinsurance premiums are earned over the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premium income. Reinsurance contracts do not relieve the Property and Casualty Group from its obligations to policyholders.
Life insurance — Reinsurance premiums, commissions and expense reimbursements on reinsurance ceded on life insurance policies are accounted for on a basis consistent with those used in accounting for the underlying reinsured policies. Expense reimbursements received in connection with new reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs. Amounts recoverable from reinsurers for future policy benefits are estimated in a manner consistent with the assumptions used for the underlying policy benefits. Amounts recoverable for incurred claims, future policy benefits and expense reimbursements are recorded as assets. Reinsurance contracts do not relieve EFL from its obligations to policyholders.

Recognition of management fee revenue
Indemnity earns management fees from the Exchange for providing sales, underwriting and policy issuance services. Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity may retain up to 25% of all premiums written or assumed by the Exchange. Management fee revenue is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement. The Property and Casualty Group issues policies with annual terms only. Management fees are recorded as revenue upon policy issuance or renewal, as substantially all of the services required to be performed by us have been satisfied at that time. Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory. Management fee revenue is eliminated upon consolidation.
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
Note 3. Earnings Per Share
Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 19, “Capital Stock.” Class A diluted earnings per share are calculated under the if-converted method which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards vested and not yet vested related to the outside directors’ stock compensation plan. Vested shares related to the outside directors’ compensation plan were included in the table below for the first time in 2010. The 2009 and 2008 amounts have been updated to include these shares. This had no impact on previously reported diluted earnings per share.
A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Earnings Per Share Calculation
	For the years ended December 31,
	2010			2009			2008

	Allocated	Weighted	Per-	Allocated	Weighted	Per-	Allocated	Weighted	Per-
(dollars in millions,	net income	shares	share	net income	shares	share	net income	shares	share
except per share data)	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount

Class A — Basic EPS:
Income available to Class A stockholders	$161	50,705,607	$3.18	$107	51,250,606	$2.10	$68	51,824,649	$1.34

Dilutive effect of stock awards	0	68,887	—	0	60,793	—	0	56,927	—

Assumed conversion of Class B shares	1	6,110,400	—	1	6,117,600	—	1	6,122,400	—

Class A — Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$162	56,884,894	$2.85	$108	57,428,999	$1.89	$69	58,003,976	$1.19

Class B — Basic and diluted EPS:
Income available to Class B stockholders	$1	2,546	$462.83	$1	2,549	$312.45	$1	2,551	$204.20

Note 4. Variable Interest Entity
Exchange
The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which Indemnity serves as attorney-in-fact. Indemnity holds a variable interest in the Exchange because of the absence of decision-making capabilities by the equity owners (subscribers) of the Exchange and because of the significance of the management fee the Exchange pays to Indemnity as the decision maker. The new accounting guidance, which we adopted on January 1, 2010, requires entities to perform a qualitative analysis to determine the primary beneficiary of variable interest entities. As a result of adopting the new guidance, Indemnity is deemed to have a controlling financial interest in the Exchange and is considered the primary beneficiary. The Exchange’s results have been consolidated with those of Indemnity. We have retrospectively applied the new accounting guidance and have consolidated the Exchange for all periods presented in this report for comparability purposes. See Note 2, “Significant Accounting Policies.”
Consolidation of the Exchange is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance. Indemnity earns management fee revenues from the Exchange for services provided as attorney-in-fact for the Exchange. Indemnity’s management fee revenues are based on all premiums written or assumed by the Exchange. Indemnity’s Board of Directors determines the management fee rate paid by the Exchange to Indemnity. This rate cannot exceed 25% of the direct and affiliated assumed written premiums of the Exchange, as defined by the subscriber’s agreement signed by each policyholder. The management fee revenues and management fee expenses are eliminated in consolidation.
Indemnity has no obligation related to any underwriting and/or investment losses experienced by the Exchange. Indemnity would however be adversely impacted if the Exchange incurred significant underwriting and/or investment losses. If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and as a consequence the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange would have an adverse effect on the amount of the management fees Indemnity receives. In addition, a decline in the surplus of the Exchange from its current level may impact the management fee rate received by Indemnity. Indemnity also has an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee.
On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned subsidiaries to the Exchange. Under this new structure, all property and casualty insurance operations are owned by the Exchange, and Indemnity will continue to function as the management company. There was no impact on the existing reinsurance pooling agreement between the Exchange and EIC or ENY as a result of the sale, nor was there any impact to the subscribers (policyholders) of the Exchange, to the Exchange’s independent insurance agents, or to Indemnity’s employees.
Indemnity has not provided financial or other support to the Exchange for the reporting periods presented. At December 31, 2010, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange. Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.
Note 5. Segment Information
As a result of the changes in our reporting entity effective January 1, 2010 (see Note 2, “Significant Accounting Policies”), our reportable segments have increased from three to four. Our reportable segments now include management operations, property and casualty insurance operations, life insurance operations and investment operations. The segment information presented below includes reclassification of all comparative prior period segment information. Accounting policies for segments are the same as those described in the summary of significant accounting policies. See Note 2, “Significant Accounting Policies.” Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making. No single customer or agent provides 10% or more of revenues.
Our management operations segment consists of serving as attorney-in-fact for the Exchange. Indemnity operates in this capacity solely for the Exchange. We evaluate profitability of our management operations segment principally on the gross margin from management operations. Indemnity earns management fees from the Exchange for providing sales, underwriting and policy issuance services. Management fee revenue, which is eliminated in consolidation, is calculated as a percentage not to exceed 25% of all the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement. The Property and Casualty Group issues policies with annual terms only. Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time. Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory. Although these management fee revenues and expenses are eliminated in consolidation, the amount of the fee directly impacts the allocation of our consolidated net income between noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers (policyholders), and Indemnity’s interest which earns the management fee revenue and represents Indemnity shareholder interest in net income.
Our property and casualty insurance operations segment includes personal and commercial lines. Personal lines consist primarily of personal auto and homeowners and are marketed to individuals. Commercial lines consist primarily of commercial multi-peril, commercial auto and workers compensation and are marketed to small- and medium-sized businesses. Our property and casualty policies are sold by independent agents. Our property and casualty insurance underwriting operations are conducted through the Exchange and its subsidiaries, which includes assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary and ceded reinsurance business. The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business. We evaluate profitability of the property and casualty operations principally based on net underwriting results represented by the combined ratio.
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty operations. We evaluate profitability of the life insurance segment principally based on segment net income, including investments, which for segment purposes are reflected in the investment operations segment. At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products. In 2010, investment activities on life insurance-related assets generated revenues of $107 million resulting in EFL reporting income before income taxes of $50 million, before intercompany eliminations. In 2009, investment activities on life insurance-related assets generated revenues of $63 million resulting in EFL reporting income before income taxes of $10 million, before intercompany eliminations. In 2008, investment activities on life insurance-related assets generated losses of $6 million resulting in EFL reporting a loss before income taxes of $54 million, before intercompany eliminations. See Note 25, “EFL Supplemental Information.”
The investment operations segment performance is evaluated based on appreciation of assets, rate of return and overall return. Investment-related income for the life operations is included in the investment segment results.
The following tables summarize the components of the Consolidated Statements of Operations by reportable business segments:

	Erie Insurance Group
	For the year ended December 31, 2010
		Property
		and
		casualty	Life
	Management	insurance	insurance	Investment
(in millions)	operations	operations	operations	operations	Eliminations	Consolidated

Premiums earned/life policy revenue		$3,925	$64		$(2)	$3,987
Net investment income				$444	(11)	433
Net realized investment gains				313		313
Net impairment losses recognized in earnings				(6)		(6)
Equity in earnings of limited partnerships				128		128
Management fee revenue	$1,009				(1,009)	—
Service agreement and other revenue	34		1			35

Total revenues	1,043	3,925	65	879	(1,022)	4,890

Cost of management operations	841				(841)	—
Insurance losses and loss expenses		2,815	90		(5)	2,900
Policy acquisition and underwriting expense		1,113	32		(176)	969
Goodwill impairment				22		22

Total benefits and expenses	841	3,928	122	22	(1,022)	3,891

Income (loss) before income taxes	202	(3)	(57)	857	—	999
Provision (benefit) for income taxes	71	(1)	(20)	289	—	339

Net income (loss)	$131	$(2)	$(37)	$568	$—	$660

	Erie Insurance Group
	For the year ended December 31, 2009
		Property
		and	Life
	Management	casualty	insurance	Investment
(in millions)	operations	operations	Operations	operations	Eliminations	Consolidated

Premiums earned/life policy revenue		$3,808	$63		$(2)	$3,869
Net investment income				$444	(11)	433
Net realized investment gains				412		412
Net impairment losses recognized in earnings				(126)		(126)
Equity in losses of limited partnerships				(369)		(369)
Management fee revenue	$965				(965)	—
Service agreement and other revenue	35		1			36

Total revenues	1,000	3,808	64	361	(978)	4,255

Cost of management operations	813				(813)	—
Insurance losses and loss expenses		2,644	89		(5)	2,728
Policy acquisition and underwriting expense		1,135	28		(160)	1,003

Total benefits and expenses	813	3,779	117	—	(978)	3,731

Income (loss) before income taxes	187	29	(53)	361	—	524
Provision (benefit) for income taxes	60	10	(19)	27	—	78

Net income (loss)	$127	$19	$(34)	$334	$—	$446

	Erie Insurance Group
	For the year ended December 31, 2008
		Property
		and	Life
	Management	casualty	insurance	Investment
(in millions)	operations	operations	operations	operations(1)	Eliminations	Consolidated

Premiums earned/life policy revenue		$3,771	$65		$(2)	$3,834
Net investment income				$449	(11)	438
Net realized investment losses				(1,026)		(1,026)
Net impairment losses recognized in earnings				(571)		(571)
Equity in losses of limited partnerships				(58)		(58)
Management fee revenue	$950				(950)	—
Service agreement and other revenue	33		1			34

Total revenues (losses)	983	3,771	66	(1,206)	(963)	2,651

Cost of management operations	810				(810)	—
Insurance losses and loss expenses		2,494	93		(5)	2,582
Policy acquisition and underwriting expense		1,035	21		(148)	908

Total benefits and expenses	810	3,529	114	—	(963)	3,490

Income (loss) before income taxes	173	242	(48)	(1,206)	—	(839)
Provision (benefit) for income taxes	56	84	(17)	(346)	—	(223)

Net income (loss)	$117	$158	$(31)	$(860)	$—	$(616)

(1)	The more significant realized losses, impairment charges and market value adjustments on limited partnership investments were impacted by the significant disruption in the financial markets, primarily in the third and fourth quarters of 2008.
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
The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by major category and level of input at December 31, 2010:

	Erie Insurance Group
	Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$25	$25	$0	$0
Municipal securities	197	0	197	0
U.S. corporate debt — non-financial	12	0	12	0
U.S. corporate debt — financial	26	0	26	0
Structured securities:
Collateralized debt obligations	4	0	0	4

Total fixed maturities	$264	$25	$235	$4

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$11	$5	$6	$0
Non-financial	12	6	6	0
Foreign nonredeemable preferred securities:
Non-financial	1	0	1	0

Total equity securities	$24	$11	$13	$0

Total available-for-sale securities	$288	$36	$248	$4

Trading securities:
Common stock	$28	$28	$0	$0

Total trading securities	$28	$28	$0	$0

Total — Indemnity	$316	$64	$248	$4

	Erie Insurance Group
	Fair value measurements using:
		Quoted prices in		Significant
		active markets for	Significant	unobservable
		identical assets	observable inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Exchange
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$12	$12	$0	$0
U.S. government sponsored enterprises	75	0	75	0
Foreign government	21	0	21	0
Municipal securities	1,471	0	1,467	4
U.S. corporate debt — non-financial	2,535	6	2,520	9
U.S. corporate debt — financial	1,897	6	1,889	2
Foreign corporate debt — non-financial	449	0	449	0
Foreign corporate debt — financial	382	0	382	0
Structured securities:
Asset-backed securities — auto loans	38	0	38	0
Asset-backed securities — other	19	0	9	10
Collateralized debt obligations	70	0	40	30
Commercial mortgage-backed	86	0	86	0
Residential mortgage-backed:
Government sponsored enterprises	205	0	205	0
Non-government sponsored enterprises	19	0	19	0

Total fixed maturities	$7,279	$24	$7,200	$55

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$373	$102	$264	$7
Non-financial	133	48	85	0
Government sponsored enterprises	0	0	0	0
Foreign nonredeemable preferred securities:
Financial	55	16	39	0
Non-financial	9	0	9	0

Total equity securities	$570	$166	$397	$7

Total available-for-sale securities	$7,849	$190	$7,597	$62

Trading securities:
Common stock	$2,306	$2,294	$0	$12

Total trading securities	$2,306	$2,294	$0	$12

Total — Exchange	$10,155	$2,484	$7,597	$74

Total — Erie Insurance Group	$10,471	$2,548	$7,845	$78

     Level 3 Assets — Quarterly Change:

	Erie Insurance Group
	Beginning						Ending
	balance at			Included in other	Purchases,	Transfer(s) in	balance at
	September 30,	Transfer(s) in	Included in	comprehensive	sales and	and (out) of	December 31,
(in millions)	2010	and (out) (1)	earnings (2)	income	adjustments	Level 3 (3)	2010

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$2	$(2)	$0	$0	$0	$0	$0
Collateralized debt obligations	7	(4)	0	0	0	1	4

Total fixed maturities	9	(6)	0	0	0	1	4
Preferred stock:
U.S. nonredeemable — financial	2	(1)	0	0	(1)	0	0

Total preferred stock	2	(1)	0	0	(1)	0	0

Total Level 3 assets — Indemnity	$11	$(7)	$0	$0	$(1)	$1	$4
Exchange
Available-for-sale securities:
Fixed maturities:
Municipal securities	$0	$0	$0	$0	$0	$4	$4
U.S. corporate debt — non-financial	9	0	0	0	0	0	9
U.S. corporate debt — financial	0	2	0	0	0	0	2
Asset-backed securities — other	5	0	0	0	0	5	10
Collateralized debt obligations	42	4	(1)	1	(16)	0	30

Total fixed maturities	56	6	(1)	1	(16)	9	55
Preferred stock:
U.S. nonredeemable — financial	5	1	0	1	0	0	7

Total preferred stock	5	1	0	1	0	0	7
Trading securities:
Common stock	11	0	1	0	0	0	12

Total trading securities	11	0	1	0	0	0	12

Total Level 3 assets — Exchange	$72	$7	$0	$2	$(16)	$9	$74

Total Level 3 assets — Erie Insurance Group	$83	$0	$0	$2	$(17)	$10	$78

Level 3 Assets — Year-to-Date Change:

	Erie Insurance Group
	Beginning						Ending
	balance at			Included in other	Purchases,	Transfer(s) in	balance at
	December 31,	Transfer(s) in	Included in	comprehensive	sales and	and (out) of	December 31,
(in millions)	2009	and (out) (1)	earnings (2)	income	adjustments	Level 3 (3)	2010

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$2	$(2)	$0	$0	$0	$0	$0
Collateralized debt obligations	8	(4)	0	0	0	0	4

Total fixed maturities	10	(6)	0	0	0	0	4
Preferred stock:
U.S. nonredeemable — financial	1	(1)	0	0	0	0	0

Total preferred stock	1	(1)	0	0	0	0	0

Total Level 3 assets — Indemnity	$11	$(7)	$0	$0	$0	$0	$4
Exchange
Available-for-sale securities:
Fixed maturities:
Municipal securities	$0	$0	$0	$0	$0	$4	$4
U.S. corporate debt — non-financial	17	0	0	0	0	(8)	9
U.S. corporate debt — financial	0	2	0	0	0	0	2
Asset-backed securities — other	5	0	0	0	0	5	10
Collateralized debt obligations	49	4	(1)	5	(19)	(8)	30

Total fixed maturities	71	6	(1)	5	(19)	(7)	55
Preferred stock:
U.S. nonredeemable — financial	4	1	0	2	0	0	7

Total preferred stock	4	1	0	2	0	0	7
Trading securities:
Common stock	9	0	3	0	0	0	12

Total trading securities	9	0	3	0	0	0	12

Total Level 3 assets — Exchange	$84	$7	$2	$7	$(19)	$(7)	$74

Total Level 3 assets — Erie Insurance Group	$95	$0	$2	$7	$(19)	$(7)	$78

(1)	Transfers in and out are attributable to the sale of Indemnity’s wholly owned property and casualty insurance subsidiaries Erie Insurance Company, Erie Insurance Company of New York and Erie Insurance Property and Casualty Company, to the Exchange. Level 3 securities previously held by the Indemnity are shown as transfer (out) while transfers to the Exchange are shown as transfer in.

(2)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or twelve months ended December 31, 2010 on Level 3 securities.

(3)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. There were no significant transfers in and out of Level 3. Transfers in and out of levels are recognized at the end of the period. There were no significant transfers between Levels 1 and 2 during the twelve months ended December 31, 2010.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by major category and level of input at December 31, 2009:

	Erie Insurance Group
	At December 31, 2009
	Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$3	$3	$0	$0
U.S. government sponsored enterprises	14	0	14	0
Foreign government	2	0	2	0
Municipal securities	244	0	244	0
U.S. corporate debt — non-financial	181	3	178	0
U.S. corporate debt — financial	138	0	136	2
Foreign corporate debt — non-financial	28	0	28	0
Foreign corporate debt — financial	20	0	20	0
Structured securities:
Asset-backed securities — auto loans	4	0	4	0
Collateralized debt obligations	8	0	0	8
Commercial mortgage-backed	5	0	5	0
Residential mortgage-backed:
Government sponsored enterprises	14	0	14	0
Non-government sponsored enterprises	3	0	3	0

Total fixed maturities	$664	$6	$648	$10

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$22	$6	$15	$1
Non-financial	10	3	7	0
Foreign nonredeemable preferred securities:
Financial	5	0	5	0
Non-financial	1	0	1	0

Total equity securities	$38	$9	$28	$1

Total available-for-sale securities	$702	$15	$676	$11

Trading securities:
Common stock	$42	$42	$0	$0

Total trading securities	$42	$42	$0	$0

Total — Indemnity	$744	$57	$676	$11

	Erie Insurance Group
	At December 31, 2009
	Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Exchange
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$5	$5	$0	$0
U.S. government sponsored enterprises	77	0	77	0
Foreign government	11	0	11	0
Municipal securities	1,441	0	1,441	0
U.S. corporate debt — non-financial	2,193	22	2,154	17
U.S. corporate debt — financial	1,552	4	1,548	0
Foreign corporate debt — non-financial	395	0	395	0
Foreign corporate debt — financial	299	0	299	0
Structured securities:
Asset-backed securities — auto loans	51	0	51	0
Asset-backed securities — credit cards	5	0	5	0
Asset-backed securities — other	33	0	28	5
Collateralized debt obligations	77	0	28	49
Commercial mortgage-backed	127	0	127	0
Residential mortgage-backed:
Government sponsored enterprises	198	0	198	0
Non-government sponsored enterprises	53	0	53	0

Total fixed maturities	$6,517	$31	$6,415	$71

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$301	$96	$201	$4
Non-financial	113	47	66	0
Government sponsored enterprises	3	2	1	0
Foreign nonredeemable preferred securities:
Financial	47	12	35	0
Non-financial	8	0	8	0

Total equity securities	$472	$157	$311	$4

Total available-for-sale securities	$6,989	$188	$6,726	$75

Trading securities:
Common stock	$1,835	$1,826	$0	$9

Total trading securities	$1,835	$1,826	$0	$9

Total — Exchange	$8,824	$2,014	$6,726	$84

Total — Erie Insurance Group	$9,568	$2,071	$7,402	$95

Level 3 Assets — Quarterly Change:

	Erie Insurance Group
	Beginning					Ending
	balance at		Included in other		Transfers in and	balance at
	September 30,	Included in	comprehensive	Purchases, sales	(out) of	December 31,
(in millions)	2009	earnings(1)	income	and adjustments	Level 3(2)	2009

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$0	$0	$0	$2	$0	$2
Collateralized debt obligations	9	0	0	0	(1)	8

Total fixed maturities	9	0	0	2	(1)	10
Preferred stock:
U.S. nonredeemable — financial	4	0	0	(3)	0	1

Total preferred stock	4	0	0	(3)	0	1

Total Level 3 assets — Indemnity	$13	$0	$0	$(1)	$(1)	$11
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — non-financial	$17	$0	$0	$0	$0	$17
Foreign corporate debt — non-financial	1	0	0	0	(1)	0
Asset-backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	77	(4)	0	0	(24)	49

Total fixed maturities	100	(4)	0	0	(25)	71
Preferred stock:
U.S. nonredeemable — financial	9	0	0	0	(5)	4
U.S. nonredeemable — non-financial	5	0	0	(5)	0	0

Total preferred stock	14	0	0	(5)	(5)	4
Trading securities:
Common stock	1	2	0	6	0	9

Total trading securities	1	2	0	6	0	9

Total Level 3 assets — Exchange	$115	$(2)	$0	$1	$(30)	$84

Total Level 3 assets — Erie Insurance Group	$128	$(2)	$0	$0	$(31)	$95

Level 3 Assets — Year-to-Date Change:

	Erie Insurance Group
	Beginning					Ending
	balance at		Included in other		Transfers in and	balance at
	December 31,	Included in	comprehensive	Purchases, sales	(out) of	December 31,
(in millions)	2008	earnings(1)	income	and adjustments	Level 3(2)	2009

Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$5	$0	$0	$(2)	$(1)	$2
Commercial mortgage-backed	2	0	0	0	(2)	0
Collateralized debt obligations	7	(1)	2	1	(1)	8

Total fixed maturities	14	(1)	2	(1)	(4)	10
Preferred stock:
U.S. nonredeemable — financial	7	0	0	1	(7)	1
U.S. nonredeemable — non-financial	4	0	0	0	(4)	0

Total preferred stock	11	0	0	1	(11)	1

Total Level 3 assets — Indemnity	$25	$(1)	$2	$0	$(15)	$11
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt — financial	$36	$0	$0	$(16)	$(20)	$0
U.S. corporate debt — non-financial	21	0	0	(2)	(2)	17
Foreign corporate debt — financial	1	0	0	0	(1)	0
Foreign corporate debt — non-financial	2	0	0	0	(2)	0
Asset-backed securities — other	5	0	0	0	0	5
Collateralized debt obligations	36	(7)	10	8	2	49
Commercial mortgage-backed	7	0	0	0	(7)	0

Total fixed maturities	108	(7)	10	(10)	(30)	71
Preferred stock:
U.S. nonredeemable — financial	24	0	2	0	(22)	4
U.S. nonredeemable — non-financial	22	0	0	(5)	(17)	0

Total preferred stock	46	0	2	(5)	(39)	4
Trading securities:
Common stock	0	3	0	6	0	9

Total trading securities	0	3	0	6	0	9

Total Level 3 assets — Exchange	$154	$(4)	$12	$(9)	$(69)	$84

Total Level 3 assets — Erie Insurance Group	$179	$(5)	$14	$(9)	$(84)	$95

(1)	Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statement of Operations. There were no unrealized gains or losses included in earnings for the three or twelve months ended December 31, 2009 on Level 3 securities.

(2)	Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recorded at the end of the period.

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets. In limited circumstances we adjust the price received from the pricing service when, in our judgment, a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions. At December 31, 2010, we adjusted some prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes.
The following table displays the number and values of these adjustments for the year ended December 31, 2010:

			Value of securities
		Value of securities	used in the
	Number of	using pricing	financial
(dollars in millions)	holdings	service	statements

Exchange	2	$0.4	$1.2

Total — Erie Insurance Group		$0.4	$1.2

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

The following table sets forth the fair value of the consolidated fixed maturity and preferred stock securities by pricing source:

	Erie Insurance Group
		December 31, 2010
(in millions)	Total	Level 1	Level 2	Level 3

Indemnity
Fixed maturity securities:
Priced via pricing services	$260	$25	$235	$0
Priced via market comparables/non-binding broker quote(1)	0	0	0	0
Priced via internal modeling (2)	4	0	0	4

Total fixed maturity securities	264	25	235	4

Preferred stock securities:
Priced via pricing services	22	11	11	0
Priced via market comparables/non-binding broker quote (1)	2	0	2	0
Priced via internal modeling (2)	0	0	0	0

Total preferred stock securities	24	11	13	0

Common stock securities:
Priced via pricing services	28	28	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	0	0	0	0

Total common stock securities	28	28	0	0

Total available-for-sale/trading securities — Indemnity	$316	$64	$248	$4

Exchange
Fixed maturity securities:
Priced via pricing services	$7,138	$24	$7,114	$0
Priced via market comparables/non-binding broker quote (1)	86	0	86	0
Priced via internal modeling (2)	55	0	0	55

Total fixed maturity securities	7,279	24	7,200	55

Preferred stock securities:
Priced via pricing services	533	166	367	0
Priced via market comparables/non-binding broker quote (1)	37	0	30	7
Priced via internal modeling (2)	0	0	0	0

Total preferred stock securities	570	166	397	7

Common stock securities:
Priced via pricing services	2,294	2,294	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	12	0	0	12

Total common stock securities	2,306	2,294	0	12

Total available-for-sale/trading securities — Exchange	$10,155	$2,484	$7,597	$74

Total available-for-sale/trading securities — Erie Insurance Group	$10,471	$2,548	$7,845	$78

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)	Internal modeling using a discounted cash flow model was performed on 12 fixed maturities representing less than 0.5% of the total available-for-sale portfolio of the Erie Insurance Group.
We have no assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2010.

Note 7. Investments
The following tables summarize the cost and fair value of our available-for-sale securities at December 31, 2010 and 2009:

	Erie Insurance Group
	December 31, 2010
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
Available-for-sale securities	cost	gains	losses	fair value

Indemnity
Fixed maturities:
U.S. treasuries and government agencies	$25	$0	$0	$25
U.S. government sponsored enterprises	0	0	0	0
Municipal securities	193	6	2	197
U.S. corporate debt — non-financial	12	0	0	12
U.S. corporate debt — financial	24	2	0	26
Structured securities:
Collateralized debt obligations	3	1	0	4

Total fixed maturities	$257	$9	$2	$264

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$8	$3	$0	$11
Non-financial	11	1	0	12
Foreign nonredeemable preferred securities:
Non-financial	1	0	0	1

Total equity securities	$20	$4	$0	$24

Total available-for-sale securities — Indemnity	$277	$13	$2	$288

Exchange
Fixed maturities:
U.S. treasuries and government agencies	$11	$1	$0	$12
U.S. government sponsored enterprises	74	1	0	75
Foreign government	20	1	0	21
Municipal securities	1,437	43	9	1,471
U.S. corporate debt — non-financial	2,354	186	5	2,535
U.S. corporate debt — financial	1,767	137	7	1,897
Foreign corporate debt — non-financial	415	34	0	449
Foreign corporate debt — financial	364	20	2	382
Structured securities:
Asset-backed securities — auto loans	36	2	0	38
Asset-backed securities — other	18	1	0	19
Collateralized debt obligations	69	6	5	70
Commercial mortgage-backed	82	5	1	86
Residential mortgage-backed:
Government sponsored enterprises	196	9	0	205
Non-government sponsored enterprises	20	0	1	19

Total fixed maturities	$6,863	$446	$30	$7,279

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$317	$58	$2	$373
Non-financial	126	9	2	133
Government sponsored enterprises	0	0	0	0
Foreign nonredeemable preferred securities:
Financial	52	6	3	55
Non-financial	8	1	0	9

Total equity securities	$503	$74	$7	$570

Total available-for-sale securities — Exchange	$7,366	$520	$37	$7,849

Total available-for-sale securities — Erie Insurance Group	$7,643	$533	$39	$8,137

	Erie Insurance Group
		At December 31, 2009
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
Available-for-sale securities	cost	gains	losses	fair value

Indemnity
Fixed maturities:
U.S. treasuries and government agencies	$3	$0	$0	$3
U.S. government sponsored enterprises	14	0	0	14
Foreign government	2	0	0	2
Municipal securities	235	9	0	244
U.S. corporate debt — non-financial	172	10	1	181
U.S. corporate debt — financial	135	7	4	138
Foreign corporate debt — non-financial	26	2	0	28
Foreign corporate debt — financial	19	2	1	20
Structured securities:
Asset-backed securities — auto loans	4	0	0	4
Collateralized debt obligations	10	0	2	8
Commercial mortgage-backed	5	0	0	5
Residential mortgage-backed:
Government sponsored enterprises	14	0	0	14
Non-government sponsored enterprises	3	0	0	3

Total fixed maturities	$642	$30	$8	$664

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$20	$3	$1	$22
Non-financial	9	1	0	10
Government sponsored enterprises	0	0	0	0
Foreign nonredeemable preferred securities:
Financial	5	0	0	5
Non-financial	1	0	0	1

Total equity securities	$35	$4	$1	$38

Total available-for-sale securities — Indemnity	$677	$34	$9	$702

Exchange
Fixed maturities:
U.S. treasuries and government agencies	$5	$0	$0	$5
U.S. government sponsored enterprises	76	1	0	77
Foreign government	10	1	0	11
Municipal securities	1,389	55	3	1,441
U.S. corporate debt — non-financial	2,078	125	10	2,193
U.S. corporate debt — financial	1,498	82	28	1,552
Foreign corporate debt — non-financial	375	22	2	395
Foreign corporate debt — financial	292	11	4	299
Structured securities:
Asset-backed securities — auto loans	48	3	0	51
Asset-backed securities — credit cards	5	0	0	5
Asset-backed securities — other	35	0	2	33
Collateralized debt obligations	88	5	16	77
Commercial mortgage-backed	127	5	5	127
Residential mortgage-backed:
Government sponsored enterprises	192	6	0	198
Non-government sponsored enterprises	59	0	6	53

Total fixed maturities	$6,277	$316	$76	$6,517

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$259	$53	$11	$301
Non-financial	111	4	2	113
Government sponsored enterprises	1	2	0	3
Foreign nonredeemable preferred securities:
Financial	46	4	3	47
Non-financial	8	0	0	8

Total equity securities	$425	$63	$16	$472

Total available-for-sale securities — Exchange	$6,702	$379	$92	$6,989

Total available-for-sale securities — Erie Insurance Group	$7,379	$413	$101	$7,691

The amortized cost and estimated fair value of fixed maturities at December 31, 2010, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	Amortized	Estimated
(in millions)	cost	fair value
Indemnity
Due in one year or less	$64	$66
Due after one year through five years	88	92
Due after five years through ten years	59	61
Due after ten years	46	45

Total fixed maturities — Indemnity	$257	$264

Exchange
Due in one year or less	$318	$335
Due after one year through five years	2,492	2,646
Due after five years through ten years	2,724	2,920
Due after ten years	1,329	1,378

Total fixed maturities — Exchange	$6,863	$7,279

Total fixed maturities — Erie Insurance Group	$7,120	$7,543

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2010 are as follows for Indemnity. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings

Indemnity
Fixed maturities:
U.S. government sponsored enterprises	$25	$0	$0	$0	$25	$0	1
Municipal securities	39	2	1	0	40	2	20
U.S. corporate debt — non-financial	11	0	0	0	11	0	1
U.S. corporate debt — financial	20	0	0	0	20	0	2

Total fixed maturities — Indemnity	$95	$2	$1	$0	$96	$2	24

Equity securities:
U.S. nonredeemable preferred securities:
Non-financial	$3	$0	$0	$0	$3	$0	1

Total equity securities — Indemnity	$3	$0	$0	$0	$3	$0	1

Quality breakdown of fixed maturities at December 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	Value	losses	value	losses	value	losses	holdings
Indemnity
Investment grade	$95	$2	$1	$0	$96	$2	24
Non-investment grade	0	0	0	0	0	0	0

Total fixed maturities — Indemnity	$95	$2	$1	$0	$96	$2	24

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2010 are as follows for the Exchange. Data is provided by length of time securities were in a gross unrealized loss position.
December 31, 2010

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings

Exchange
Fixed maturities:
U.S. treasuries and government agencies	$2	$0	$0	$0	$2	$0	1
U.S. government sponsored enterprises	20	0	0	0	20	0	2
Foreign government	10	0	0	0	10	0	1
Municipal securities	299	8	5	1	304	9	59
U.S. corporate debt — non-financial	217	4	36	1	253	5	43
U.S. corporate debt — financial	141	2	85	5	226	7	47
Foreign corporate debt — non-financial	8	0	16	0	24	0	5
Foreign corporate debt — financial	32	2	7	0	39	2	6
Structured securities:
Collateralized debt obligations	1	0	33	5	34	5	6
Commercial mortgage-backed	0	0	12	1	12	1	2
Residential mortgage-backed:
Government sponsored enterprises	6	0	0	0	6	0	2
Non-government sponsored enterprises	0	0	7	1	7	1	2

Total fixed maturities — Exchange	$736	$16	$201	$14	$937	$30	176

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$25	$0	$24	$2	$49	$2	6
Non-financial	14	1	20	1	34	2	4
Foreign nonredeemable preferred securities:
Financial	6	1	15	2	21	3	5

Total equity securities — Exchange	$45	$2	$59	$5	$104	$7	15

Quality breakdown of fixed maturities at December 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Investment grade	$703	$16	$155	$11	$858	$27	154
Non-investment grade	33	0	46	3	79	3	22

Total fixed maturities — Exchange	$736	$16	$201	$14	$937	$30	176

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
December 31, 2009

	Erie Insurance Group
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings

Exchange
Fixed maturities:
U.S. government sponsored enterprises	$50	$0	$0	$0	$50	$0	6
Municipal securities	105	2	26	1	131	3	24
U.S. corporate debt — non-financial	128	3	129	7	257	10	56
U.S. corporate debt — financial	159	2	318	26	477	28	98
Foreign corporate debt — non-financial	12	0	36	2	48	2	9
Foreign corporate debt — financial	17	0	68	4	85	4	17
Structured securities:
Asset backed — credit cards	0	0	5	0	5	0	1
Asset backed — other	0	0	18	2	18	2	3
Collateralized debt obligations	8	1	28	15	36	16	15
Commercial mortgage-backed	1	0	34	5	35	5	6
Residential mortgage-backed:
Government sponsored enterprises	28	0	0	0	28	0	4
Non-government sponsored enterprises	0	0	45	6	45	6	9

Total fixed maturities — Exchange	$508	$8	$707	$68	$1,215	$76	248

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$36	$2	$72	$9	$108	$11	20
Non-financial	14	0	43	2	57	2	10
Foreign nonredeemable preferred securities:
Financial	0	0	18	3	18	3	4

Total equity securities — Exchange	$50	$2	$133	$14	$183	$16	34

Quality breakdown of fixed maturities at December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
(dollars in millions)	value	losses	value	losses	value	losses	holdings
Exchange
Investment grade	$494	$8	$522	$50	$1,016	$58	191
Non-investment grade	14	0	185	18	199	18	57

Total fixed maturities — Exchange	$508	$8	$707	$68	$1,215	$76	248

Investment income, net of expenses, was generated from the following portfolios as follows for the years ended December 31:

	Erie Insurance Group
(in millions)	2010	2009	2008

Indemnity
Fixed maturities	$33	$36	$36
Equity securities	4	5	9
Cash equivalents and other	1	1	2

Total investment income	38	42	47
Less: investment expenses	1	0	3

Investment income, net of expenses — Indemnity	$37	$42	44

Exchange
Fixed maturities	$350	$343	$319
Equity securities	72	68	88
Cash equivalents and other	2	4	13

Total investment income	424	415	420
Less: investment expenses	28	24	26

Investment income, net of expenses — Exchange	$396	$391	$394

Total consolidated investment income, net of expenses — Erie Insurance Group	$433	$433	$438

Dividend income is recognized as earned and recorded to net investment income.
In 2010, Indemnity sold its interest in nine limited partnerships and the Exchange sold its interest in eleven limited partnerships, which generated net realized losses. There were no sales of limited partnerships in 2009. In 2008, Indemnity and the Exchange sold their interest in ten limited partnerships, which generated net realized gains. Realized gains (losses) on Indemnity’s investments were as follows:

	Erie Insurance Group
	Years ended December 31,
(in millions)	2010	2009	2008

Indemnity
Available-for-sale securities:
Fixed maturities
Gross realized gains	$6	$5	$3
Gross realized losses	(1)	(4)	(5)

Net realized gains (losses)	5	1	(2)

Equity securities
Gross realized gains	1	8	8
Gross realized losses	0	(7)	(13)

Net realized gains (losses)	1	1	(5)

Trading securities:
Common stock
Gross realized gains	6	2	12
Gross realized losses	(1)	(5)	(28)
Valuation adjustments	0	11	(22)

Net realized gains (losses)	5	8	(38)
Limited partnerships:
Gross realized gains	0	0	4
Gross realized losses	(12)	0	(2)

Net realized (losses) gains	(12)	0	2

Net realized (losses) gains on investments — Indemnity	$(1)	$10	$(43)

Realized gains (losses) on the Exchange’s investments were as follows:

	Years ended December 31,
(in millions)	2010	2009	2008

Exchange
Available-for-sale securities:
Fixed maturities
Gross realized gains	$49	$22	$13
Gross realized losses	(24)	(37)	(53)

Net realized gains (losses)	25	(15)	(40)

Equity securities
Gross realized gains	14	39	33
Gross realized losses	(3)	(26)	(68)

Net realized gains (losses)	11	13	(35)

Trading securities:
Common stock
Gross realized gains	205	143	155
Gross realized losses	(135)	(203)	(654)
Valuation adjustments	254	464	(416)

Net realized gains (losses)	324	404	(915)

Limited partnerships:
Gross realized gains	0	0	15
Gross realized losses	(46)	0	(8)

Net realized (losses) gains	(46)	0	7

Net realized gains (losses) on investments — Exchange	$314	$402	$(983)

Net realized gains (losses) on investments — Erie Insurance Group	$313	$412	$(1,026)

The components of other-than-temporary impairments on investments are included below.

	Erie Insurance Group
	Years ended December 31
(in millions)	2010	2009	2008

Indemnity
Fixed maturities	$(1)	$(7)	$(36)
Equity securities	0	(5)	(34)

Total	(1)	(12)	(70)
Portion recognized in other comprehensive income	0	0	0

Net impairment losses recognized in earnings — Indemnity	$(1)	$(12)	$(70)
Exchange
Fixed maturities	$(4)	$(54)	$(306)
Equity securities	(1)	(60)	(195)

Total	(5)	(114)	(501)
Portion recognized in other comprehensive income	0	0	0

Net impairment losses recognized in earnings — Exchange	$(5)	$(114)	$(501)

Net impairment losses recognized in earnings — Erie Insurance Group	$(6)	$(126)	$(571)

In considering if fixed maturity securities were credit-impaired some of the factors considered include: potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired fixed maturity securities, therefore the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income. Prior to the second quarter of 2009 when new impairment guidance was issued for debt securities, the impairment policy for fixed maturities was consistent with that of equity securities. See also Note 2, “Significant Accounting Policies.”

Limited partnerships
Our limited partnership investments are recorded using the equity method of accounting. As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2010 are comprised of general partnership financial results for the fourth quarter of 2009 and the first, second, and third quarters of 2010. Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2010. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.
We have provided summarized financial information in the following table for the years ended December 31, 2010 and 2009. Amounts provided in the table are presented using the latest available financial statements received from the partnerships. Limited partnership financial information has been presented based on the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2010 include the general partnership results for the fourth quarter of 2009 and the first three quarters of 2010.

(dollars in millions)	As of and for the year ended December 31, 2010
			Income (loss)
			recognized
			due to valuation
Investment percentage in partnership	Number of		adjustments	Income (loss)
for Erie Insurance Group	partnerships	Asset recorded	by the partnerships	recorded

Indemnity
Private equity:
Less than 10%	26	$78	$4	$7
Greater than or equal to 10% but less than 50%	3	8	3	0
Greater than 50%	0	0	0	0

Total private equity	29	86	7	7
Mezzanine debt:
Less than 10%	11	30	4	3
Greater than or equal to 10% but less than 50%	3	15	2	(2)
Greater than 50%	1	2	0	0

Total mezzanine debt	15	47	6	1
Real estate:
Less than 10%	12	59	30	(31)
Greater than or equal to 10% but less than 50%	4	14	10	(10)
Greater than 50%	4	10	4	(3)

Total real estate	20	83	44	(44)

Total limited partnerships — Indemnity	64	$216	$57	$(36)

Exchange
Private equity:
Less than 10%	41	$517	$28	$40
Greater than or equal to 10% but less than 50%	3	38	10	0
Greater than 50%	0	0	0	(1)

Total private equity	44	555	38	39
Mezzanine debt:
Less than 10%	14	142	12	13
Greater than or equal to 10% but less than 50%	3	41	2	(2)
Greater than 50%	3	31	0	2

Total mezzanine debt	20	214	14	13
Real estate:
Less than 10%	25	250	(11)	10
Greater than or equal to 10% but less than 50%	6	52	7	(7)
Greater than 50%	4	37	15	(11)

Total real estate	35	339	11	(8)

Total limited partnerships — Exchange	99	$1,108	$63	$44

Total limited partnerships — Erie Insurance Group		$1,324	$120	$8

Per the limited partner financial statements, total partnership assets were $58 billion and total partnership liabilities were $10 billion at December 31, 2010 (as recorded in the September 30, 2010 limited partnership financial statements). For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2009 and first three quarters of 2010), total partnership valuation adjustment gains were $4 billion and total partnership net income was $3 billion.

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
See also Note 21, “Commitments and Contingencies,” for investment commitments related to limited partnerships.

Securities lending program
We previously participated in a program whereby marketable securities from our investment portfolio were lent to independent brokers or dealers based on, among other things, their creditworthiness, in exchange for collateral initially equal to 102% of the value of the securities on loan and are thereafter maintained at a minimum of 100% of the fair value of the securities loaned. The program was terminated in 2009.
Note 8. Goodwill Impairment
Goodwill is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment.
Prior to December 31, 2010, the Exchange had $22 million of goodwill attributed to its purchase of EFL’s stock in 2006. On November 4, 2010, the Exchange entered into an agreement to purchase the Indemnity’s remaining 21.6% ownership interest in EFL, which is expected to be completed by March 31, 2011. A valuation of EFL was performed by an external independent third party in preparation for the sale. The valuation resulted in a purchase price determination of 95% of book value. In response to the valuation and sale price, management concluded that the possibility for impairment existed and step two of the goodwill impairment test was completed to determine the impairment amount. Step two of the impairment test compared the value of new business for EFL to the current goodwill balance. The analysis determined that the value of EFL’s new business did not support the $22 million goodwill and an impairment entry was made to write down the entire goodwill balance at December 31, 2010. The charge of $22 million decreased the net income attributable to the Exchange.
Note 9. Capitalized Software Development Costs
We capitalize computer software costs developed or obtained for internal use in accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software. Capitalized costs include internal and external labor and overhead, all of which are attributable to Indemnity. Capitalization ceases and amortization begins no later than the point at which a computer software project is complete and ready for its intended use. Capitalized software costs are amortized over a seven year period. There were no capitalized software costs for the year ended December 31, 2008.
The following table outlines the total capitalized software development costs subject to amortization and amortization expense for the years ended December 31:

(in millions)	2010	2009
|	|
Capitalized software development costs subject to amortization:
Balance January 1,	$0	$0
Capitalized software projects put into use during the year	16	0
Accumulated amortization	(1)	0

Balance December 31, net of amortization	$15	$0

Amortization expense	$1	$0

The following table outlines the total capitalized software development costs not yet subject to amortization for the years ended December 31:

(in millions)	2010	2009

Capitalized software development costs in process:
Balance January 1,	$10	$0
Capitalized software project costs	22	10
Capitalized software projects put into use	(16)	0

Balance December 31,	$16	$10

The following table outlines the estimated future amortization expense related to capitalized software development costs as of December 31, 2010.

(in millions)
Year ending
December 31,	Amortization expense
2011	$4
2012	4
2013	4
2014	4
2015	4
We anticipate incurring additional costs related to our software development initiatives. These costs are unknown at this time and therefore not considered in the table above.
Note 10. Bank Line of Credit
As of December 31, 2010, Indemnity has available a $100 million line of credit with a bank that expires on December 31, 2011. There were no borrowings outstanding on the line of credit as of December 31, 2010. Bonds with a fair value of $128 million are pledged as collateral on the line at December 31, 2010.
As of December 31, 2010, the Exchange has available a $200 million revolving line of credit that expires on September 30, 2012. There were no borrowings outstanding on the line of credit as of December 31, 2010. Bonds with a fair value of $252 million are pledged as collateral on the line at December 31, 2010.
Securities pledged as collateral on both lines have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of December 31, 2010. The banks require compliance with certain covenants, which include statutory surplus and risk based capital ratios for Exchange’s line of credit and minimum net worth and leverage ratios for Indemnity’s line of credit. We are in compliance with all covenants at December 31, 2010.
Note 11. Income Taxes
The provision (benefit) for income taxes consists of the following for the years ended December 31:

	Erie Insurance Group
(in millions)	2010	2009	2008

Indemnity
Current income taxes	$37	$56	$63
Deferred income taxes	67	(7)	(23)

Total provision for income taxes — Indemnity	104	49	40

Exchange
Current income taxes	(43)	7	(40)
Deferred income taxes	278	22	(223)

Total provision (benefit) for income taxes — Exchange	235	29	(263)

Total provision (benefit) for income taxes — Erie Insurance Group	$339	$78	$(223)

The deferred income tax expense in 2010 was primarily driven by the sale of previously impaired investments and unrealized gains on common stock and limited partnerships. In addition, the deferred tax liability recorded for Indemnity’s investment in Erie Family Life Insurance Company increased by $18 million in 2010 as a result of a change in the tax rate used to calculate the liability. This deferred tax charge was required due to Indemnity’s decision to sell its 21.6% ownership interest in EFL rather than receiving its share of EFL’s earnings in the form of future dividends, which would have been eligible for an 80% dividend received deduction. The deferred income tax benefit in 2008 was primarily driven by impairments and unrealized losses on common stock. The more significant impairment losses in 2008 related to bonds and preferred stocks in the financial services industry.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory federal income tax rates to pre-tax income is as follows for the years ended December 31:

	Erie Insurance Group
(in millions)	2010	2009	2008
|	| |
Indemnity
Income tax at statutory rates	$93	$53	$43
Tax-exempt interest	(3)	(3)	(3)
Dividends received deduction	(1)	(1)	(2)
Deferred tax valuation allowance	(2)	0	1
Erie Family Life earnings (1)	15	0	0
Other, net	2	0	1

Provision for income taxes — Indemnity	104	49	40

Exchange
Income tax at statutory rates	259	130	(337)
Tax-exempt interest	(16)	(17)	(17)
Dividends received deduction	(11)	(11)	(14)
Deferred tax valuation allowance	(4)	(71)	110
Goodwill Impairments	8	0	0
Other, net	(1)	(2)	(5)

Provision (benefit) for income taxes — Exchange	235	29	(263)

Provision (benefit) for income taxes — Erie Insurance Group	$339	$78	$(223)

(1)	Indemnity’s tax rate on its share of EFL earnings was adjusted from 7% to 35% due to Indemnity’s decision to sell its 21.6% ownership interest in EFL to the Exchange, which is scheduled to close by March 31, 2011, rather than receiving its share of EFL’s earnings in the form of future dividends, which would have been eligible for an 80% dividend received deduction.
Temporary differences and carry-forwards, which give rise to consolidated deferred tax assets and liabilities, are as follows:

	Erie Insurance Group
(in millions)	2010	2009

Indemnity
Deferred tax assets:
Loss reserve discount	$0	$5
Unearned premiums	0	7
Net allowance for service fees and premium cancellations	3	3
Other employee benefits	8	6
Pension and other postretirement benefits	21	19
Write-downs of impaired securities	2	10
Capital loss carryover	7	4
Limited partnerships	0	18
Other	1	3

Total deferred tax assets	42	75

Deferred tax liabilities:
Deferred policy acquisition costs	0	6
Unrealized gains on investments	7	12
Equity interest in EFL	22	4
Limited partnerships	20	0
Depreciation	7	1
Prepaid expenses	5	4
Capitalized internally developed software	5	3
Other	2	2

Total deferred tax liabilities	68	32

Valuation allowance	0	(2)

Net deferred income tax (liability) asset — Indemnity	$(26)	$41

	Erie Insurance Group (continued)
(in millions)	2010	2009
Exchange
Deferred tax assets:
Loss reserve discount	$83	$80
Liability for future life and annuity policy benefits	13	12
Unearned premiums	156	140
Limited partnerships	0	102
Write-downs of impaired securities	42	114
Wash sales	8	11
Capital loss carryover	9	10
Other	8	4

Total deferred tax assets	319	473

Deferred tax liabilities:
Deferred policy acquisition costs	153	148
Unrealized gains on investments	356	232
Limited partnerships	49	0
Net allowance for service fees and premium cancellations	3	3
Other	15	11

Total deferred tax liabilities	576	394

Valuation allowance	0	(4)

Net deferred income tax (liability) asset — Exchange	$(257)	$75

Net deferred income tax (liability) asset — Erie Insurance Group	$(283)	$116

Indemnity had deferred tax asset valuation allowances of $0 and $2 million recorded at December 31, 2010 and December 31, 2009, respectively, related to impairments on investments where it is more likely than not that the related deferred tax asset will not be realized.
The Exchange had deferred tax asset valuation allowances of $0 and $4 million recorded at December 31, 2010 and December 31, 2009, respectively, related to impairments on investments where it is more likely than not that the related deferred tax asset will not be realized.
In 2010, Indemnity generated taxable losses of $42 million and the Exchange generated taxable losses of $192 million on the sale of limited partnerships. These partnerships were sold to recapture tax paid on prior period capital gains that were due to expire. The unrealized losses on these partnerships were previously recorded as a deferred tax asset. Indemnity and the Exchange are expected to recapture $15 million and $67 million in tax on these transactions in 2011, respectively.
We have one uncertain income tax position for which a current liability was recorded. As a related temporary tax difference was also recognized, there was no impact on our operations or financial position. We recognize interest related to our remaining uncertain tax position in income tax expense. Accrued estimated interest on our unrecognized tax benefit was $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively. The IRS has examined tax filings through 2007 and is currently examining our federal income tax returns for 2008 and 2009. We do not currently estimate that our unrecognized tax benefits will change significantly in the next 12 months.
Indemnity is the attorney-in-fact for the subscribers (policyholders) at the Exchange, a reciprocal insurance exchange. In that capacity, Indemnity provides all services and facilities necessary to conduct the Exchange’s insurance business. Indemnity and the Exchange together constitute one insurance business. Indemnity remits premium taxes for the Exchange in states where they conduct insurance business and on that basis Indemnity is not subject to state corporate income or franchise taxes in these states.

Note 12. Deferred Policy Acquisition Costs
The following table summarizes the components of the Property and Casualty Group’s and EFL’s deferred policy acquisition costs asset for the years ended December 31:

	Erie Insurance Group
(in millions)	2010	2009

Property and Casualty Group
Deferred policy acquisition costs asset at beginning of year	$313	$301
Capitalized deferred policy acquisition costs	649	623
Amortized deferred policy acquisition costs	(635)	(611)

Deferred policy acquisition costs asset at end of year — Property and Casualty Group	$327	$313

Erie Family Life Insurance Company
Deferred policy acquisition costs asset at beginning of year	$154	$201
Capitalized deferred policy acquisition costs	17	19
Amortized deferred policy acquisition costs	(16)	(13)
Amortized shadow deferred policy acquisition costs	(15)	(53)

Deferred policy acquisition costs asset at end of year — EFL	$140	$154

Deferred policy acquisition costs asset — Erie Insurance Group	$467	$467

Note 13. Property and Casualty Unpaid Losses and Loss Expenses
The following table provides a reconciliation of property and casualty beginning and ending loss and loss expense liability balances for the years ended December 31:

	Property and Casualty Group
(in millions)	2010	2009	2008

Total gross unpaid losses and loss expenses at January 1,	$3,598	$3,586	$3,684
Less reinsurance recoverable	200	187	190

Net liability at January 1,	3,398	3,399	3,494

Incurred losses and loss expenses related to:
Current accident year	3,053	2,732	2,675
Prior accident years	(244)	(93)	(186)

Total incurred losses and loss expenses	2,809	2,639	2,489

Paid losses and loss expenses related to:
Current accident year	1,855	1,608	1,546
Prior accident years	956	1,032	1,038

Total paid losses and loss expenses	2,811	2,640	2,584

Total net liability at December 31,	3,396	3,398	3,399
Plus reinsurance recoverables	188	200	187

Total gross unpaid losses and loss expenses at December 31,	$3,584	$3,598	$3,586

Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5% for all periods presented. This discounting reduced unpaid losses and loss expenses by $127 million and $136 million at December 31, 2010 and 2009, respectively. The reserves for losses and loss expenses are reported net of receivables for salvage and subrogation of $141 million and $133 million at December 31, 2010 and 2009, respectively.

Favorable development in 2010 on prior accident year direct loss reserves is primarily the result of improvements in severity trends in our commercial multi-peril, personal auto and workers compensation lines of business combined with the settlement of several large claims. The favorable development in 2009 was primarily due to changes in our mortality rate and medical cost assumptions in our workers compensation line of business and the change in the workers compensation discount discussed above. This favorable development in 2009 was offset by adverse development in our personal auto line of business as a result of the use of gender specific tables in our mortality rate assumption and the outcome of some court decisions related to our commercial multi-peril line of business. Driving the favorable development in 2008 was improved frequency and severity trends in our personal auto, commercial auto, commercial multi-peril and homeowners lines of business.
As discussed in Note 16, “Reinsurance,” the members of the Property and Casualty Group participate in an intercompany reinsurance pooling arrangement, under which the Exchange retains 94.5% of the property and casualty insurance business and EIC retains 5.0% and ENY retains 0.5%. The following table reconciles the loss and loss expense reserve balances on the Consolidated Statements of Financial Position, which is exclusive of intercompany transactions, to the ultimate liability of the Exchange and Indemnity when factoring in intercompany pooling transactions and reinsurance recoverables.

(in millions)	Erie Insurance Group
		Intercompany
	Gross liability at	pooling	Reinsurance	Net liability at
At December 31, 2010:	December 31, 2010	eliminations	recoverables	December 31, 2010

Indemnity losses and loss expense reserves(1)	$0	$0	$0	$0
Exchange losses and loss expense reserves	3,584	0	(188)	3,396

Losses and loss expense reserves	$3,584	$—	$(188)	$3,396

(in millions)	Erie Insurance Group
		Intercompany
	Gross liability at	pooling	Reinsurance	Net liability at
At December 31, 2009:	December 31, 2009	eliminations	recoverables	December 31, 2009

Indemnity losses and loss expense reserves(1)	$752	$(554)	$(11)	$187
Exchange losses and loss expense reserves	2,846	554	(189)	3,211

Losses and loss expense reserves	$3,598	$—	$(200)	$3,398

(1)	Prior to December 31, 2010, all property and casualty insurance underwriting liabilities recorded by EIC, ENY and EPC were the responsibility of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting liabilities are the responsibility of the subscribers (policyholders) of the Exchange, or noncontrolling interest, (See Note 1,“Nature of Operations”.)
Note 14. Life Policy and Deposit Contract Reserves

(in millions)	2010	2009	2008
|	| |
Deferred annuities	$1,117	$1,076	$1,017
Ordinary/traditional life	254	229	207
Universal life	214	211	209
Other	18	24	16

Life policy and deposit contract reserves	$1,603	$1,540	$1,449

The reinsurance credit related to these reserves was $95 million, $82 million and $70 million at December 31, 2010, 2009 and 2008, respectively, and is presented in other assets in the Consolidated Statements of Financial Position.

Note 15. Unearned Premiums
Unearned premiums are reflected net of intercompany eliminations on the Consolidated Statements of Financial Position. Unearned premiums after the intercompany pooling transactions are presented below.

(in millions)	Erie Insurance Group
		Intercompany	Net unearned
	Balance at December	pooling	premiums at
At December 31, 2010:	31, 2010	transactions	December 31, 2010

Indemnity unearned premiums (1)	$0	$0	$0
Exchange unearned premiums	2,082	0	2,082

Unearned premiums	$2,082	$0	$2,082

	Erie Insurance Group
		Intercompany	Net unearned
	Balance at December	pooling	premiums at
At December 31, 2009:	31, 2009	transactions	December 31, 2009
|	| |
Indemnity unearned premiums (1)	$325	$(216)	$109
Exchange unearned premiums	1,656	216	1,872

Unearned premiums	$1,981	$—	$1,981

(1)	Prior to December 31, 2010, all property and casualty insurance underwriting liabilities recorded by EIC, ENY and EPC were the responsibility of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting liabilities are the responsibility of the subscribers (policyholders) of the Exchange, or noncontrolling interest. (See Note 1, “Nature of Operations”.)
Note 16. Reinsurance
Members of the Property and Casualty Group participate in an intercompany reinsurance pooling agreement. Under the pooling agreement, all insurance business of the Property and Casualty Group is pooled in the Exchange. EIC and ENY share in the underwriting results of the reinsurance pool through retrocession. Since 1995, the Board of Directors has set the allocation of the pooled underwriting results at 5.0% participation for EIC, 0.5% participation for ENY and 94.5% participation for the Exchange. Intercompany accounts are settled by payment within 30 days after the end of each quarterly accounting period. The purpose of the pooling agreement is to spread the risks of the members of the Property and Casualty Group collectively across the different lines of business they underwrite and geographic regions in which each operates. This agreement may be terminated by any party as of the end of any calendar year by providing not less than 90 days advance written notice. On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned subsidiaries to the Exchange. Under this new structure, all property and casualty insurance operations will be owned by the Exchange, and Indemnity will continue to function as the management company. There was no impact on the existing reinsurance pooling agreement between the Exchange and EIC or ENY as a result of the sale.
Reinsurance contracts do not relieve the Property and Casualty Group or EFL from their primary obligations to policyholders. A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.
The Property and Casualty Group maintains a property catastrophe treaty with nonaffiliated reinsurers to mitigate future potential catastrophe loss exposure. During 2010, this reinsurance treaty provided coverage of up to 95% of a loss of $500 million in excess of the Property and Casualty Group’s loss retention of $400 million per occurrence. This treaty was renewed for 2011, providing coverage of up to 90% of a loss of $500 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence. In addition, a second property catastrophe reinsurance treaty was entered into with nonaffiliated reinsurers providing coverage of up to 90% of a loss of $25 million in excess of the first property catastrophe reinsurance treaty’s coverage of $850 million. There have been no losses subject to this treaty.

EFL maintains several reinsurance treaties with nonaffiliated life reinsurance companies in order to reduce claims volatility. EFL had direct life insurance in force totaling $40 billion and $39 billion at December 31, 2010 and 2009, respectively. Of the amount, EFL ceded $22 billion and $21 billion of life insurance in force at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the largest amount of in-force life insurance ceded to one reinsurer totaled $11 billion and $10 billion, respectively.
The following tables summarize the direct insurance and reinsurance for the property and casualty and life insurance activities, respectively, for the years ended December 31.

(in millions)	Erie Insurance Group
Property and casualty insurance	2010	2009	2008

Premiums written:
Direct	$4,035	$3,861	$3,800
Assumed	19	30	37
Ceded	(35)	(30)	(49)

Premiums written, net	$4,019	3,861	$3,788

Premiums earned:
Direct	$3,939	$3,806	$3,784
Assumed	20	42	35
Ceded	(34)	(40)	(48)

Premiums earned, net	3,925	3,808	3,771

Insurance losses and loss expenses:
Direct	2,834	2,655	2,507
Assumed	(15)	12	(11)
Ceded	(9)	(28)	(7)

Insurance losses and loss expenses, net	$2,810	$2,639	$2,489

(in millions)	Erie Insurance Group
Life insurance	2010	2009	2008

Premiums earned:
Direct	$104	$100	$98
Ceded	(42)	(39)	(35)

Premiums earned, net	62	61	63

Insurance losses and loss expenses:
Direct	102	114	106
Ceded	(12)	(25)	(13)

Insurance losses and loss expenses, net	$90	$89	$93

(in millions)	Erie Insurance Group
Total	2010	2009	2008

Premiums earned:
Property and casualty	$3,925	$3,808	$3,771
Life	62	61	63

Premiums earned, net	3,987	3,869	3,834

Insurance losses and loss expenses:
Property and casualty	2,810	2,639	2,489
Life	90	89	93

Insurance losses and loss expenses, net	$2,900	$2,728	$2,582

Note 17. Postretirement Benefits
Pension and retiree health benefit plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan (“SERP”) for certain members of executive and senior management of the Erie Insurance Group. The pension plans provide benefits to covered individuals satisfying certain age and service requirements. The defined benefit pension plan and SERP provide benefits through a final average earnings formula and a percent of average monthly compensation formula, respectively.

We previously provided retiree health benefits in the form of medical and pharmacy health plans for eligible retired employees and eligible dependents. In 2006, the retiree health benefit plan was curtailed by an amendment that restricted eligibility to those who attained age 60 and 15 years of service on or before July 1, 2010.
The liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group. The gross liability for postretirement benefits is presented in the Consolidated Statements of Financial Position within other liabilities. Approximately 57% of postretirement benefit expenses are reimbursed to Indemnity from the Exchange and EFL.
Our affiliated entities are charged an allocated portion of net periodic benefit costs under the benefit plans. For our funded pension plan, amounts are settled in cash throughout the year for related entities’ share of net periodic benefit costs. For our unfunded plans, we pay the obligations when due. Amounts are settled in cash between affiliates when there is a payout under the unfunded plans.
Assumptions used to determine benefit obligations at the periods ended December 31:

	2010	2009	2008
Employee pension plan:
Discount rate	5.69%	6.11%	6.06%
Expected return on plan assets	8.00	8.25	8.25
Rate of compensation increase (1)	4.15	4.15	4.25
SERP:
Discount rate (2)	5.69/5.19	6.11/5.00	6.06/5.00
Rate of compensation increase	6.00	6.00	6.00
Assumptions used to determine net periodic benefit cost:

	2010	2009	2008
Employee pension plan:
Discount rate	6.11%	6.06%	6.62%
Expected return on plan assets	8.00	8.25	8.25
Rate of compensation increase (1)	4.15	4.15	4.25
SERP:
Discount rate (2)	6.11/5.00	6.06/5.00	6.62/5.00
Rate of compensation increase	6.00	6.00	6.00

(1)	Rate of compensation increase is age-graded. An equivalent single compensation increase rate of 4.15% in 2010 and 2009 and 4.25% in 2008 would produce similar results.

(2)	Pre-retirement/post-retirement
The two economic assumptions that have the most impact on the postretirement benefit expense are the discount rate and the long-term rate of return on plan assets. The discount rate assumption used to determine the benefit obligation was 5.69% for 2010 and was based on a yield curve developed from corporate bond yield information. The construction of these yield curves is based on yields of corporate bonds rated Aa quality. Target yields are developed from bonds at various maturity points and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year. The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows. A single discount rate is then developed to produce the same present value. This represents the suggested discount rate. The discount rate assumption used to determine the benefit obligation for 2009 and 2008 was based on a bond-matching study that compared projected pension plan benefit flows to the cash flows from a comparable portfolio of fixed maturity instruments rated AA- or better with duration similar to plan liabilities. The approach used to determine the long-term rate of return assumption derived expected future returns for each asset category based on applicable indices and their historical relationships under various market conditions. These expected future returns were then weighted based on our target asset allocation percentages for each asset category.

Pension benefit plans

The following tables set forth change in benefit obligation, changes in plan assets and funded status of the pension plans as well as the net periodic benefit cost.
Pension benefits for the years ended December 31,

(in millions)	2010	2009		2008
Change in benefit obligation
Benefit obligation at beginning of period	$344	$326		$276
Service cost	15	15		13
Interest cost	21	19		18
Amendments	1	3		0
Actuarial loss (gain)	25	(12)		34
Benefits paid	(6)	(4)		(4)
Impact due to settlement	0	(3	)(1)	(11	)(1)
Impact due to termination benefits	0	0		0	(1)

Benefit obligation at end of period	$400	$344		$326

Change in plan assets
Fair value of plan assets at beginning of period	$279	$218		$288
Actual return (loss) on plan assets	41	51		(82)
Employer contributions	13	14		15
Benefits paid	(5)	(4)		(3)

Fair value of plan assets at end of period	$328	$279		$218

Funded status at end of period	$(72)	$(65)		$(108)

Accumulated benefit obligation, December 31	$297	$252		$238

Amounts recognized in accumulated other comprehensive income, before tax
Net actuarial loss	$110	$104		$145
Prior service cost	5	5		3

Net amount recognized	$115	$109		$148

Amounts recognized in Consolidated Statements of Financial Position
Accrued benefit liability	(72)	(65)		(108)
Accumulated other comprehensive income, net of tax	75	71		96

Net amount recognized	$3	$6		$(12)

Components of net periodic benefit cost
Service cost	$15	$15		$12
Interest cost	21	19		18
Expected return on plan assets (2)	(25)	(24)		(24)
Amortization of prior service cost	1	0		0
Recognized net actuarial loss	3	3		0
Settlement gain	0	(1	)(1)	0	(1)
Termination charge	0	0		1	(1)

Net periodic benefit expense before allocation to affiliates	$15	$12		$7

(1)	In December 2007, employment agreements for certain members of executive management were signed which incorporated a payment in full of accrued SERP benefits as of December 2008 in a lump sum payment, after which time no additional SERP benefits would accrue. This resulted in the curtailment in 2007 and the subsequent settlement gains in 2008 and 2009. The 2008 termination charge relates to two of these members of executive management whose SERP payouts were to occur, and did occur, in 2009.

(2)	The market-related value of plan assets is used to determine the expected return component of pension benefit cost. We use a four year averaging method to determine the market-related value, under which asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period. Once factored into the market-related asset value, these experience losses will be amortized over a period of 15 years, which is the average remaining service period of the employee group in the plan.
The 2010 net actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 5.69% in 2010 from 6.11% in 2009. The cumulative net actuarial loss was offset in 2009 by an actuarial gain resulting from actual investment returns that were greater than expected. Also contributing to this gain were assumption changes made based on actual experience, such as the decrease in the assumed rate of compensation increase. The 2008 actuarial loss was primarily due to a significant difference in the plan’s actual investment returns in 2008 from the expected returns assumed and the decrease in the discount rate assumption used to estimate the future benefit obligations to 6.06% in 2008 from 6.62% in 2007. The component of the $145 million actuarial loss produced in 2008 that related to the difference between actual and expected investment returns was $106 million. Recognition of this loss is being deferred over the subsequent four year period.

Amounts recognized in other comprehensive income for the years ended December 31 for pension plans were as follows:

	Pension plans
(in millions)	2010		2009

Amortization of net actuarial loss	$(4)		$(3)
Amortization of prior service cost	0		0
Net actuarial loss (gain) arising during the year	9		(38)
Amendments	1	(1)	3 (2)
Impact due to settlement/termination	0		1 (3)

Total recognized in other comprehensive income	$6		$(37)

(1)	The charges recognized as amendments were the result of factoring in the prior service cost for four new plan participants in 2010.

(2)	The charges recognized as amendments were the result of factoring in the prior service cost for six new plan participants in 2009.

(3)	Settlement charges relate to SERP payouts for certain executives.
The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 are $6 million and $1 million, respectively.
The following table sets forth amounts of benefits expected to be paid over the next 10 years from the Company’s pension and other postretirement plans as of December 31,

( in millions)	Expected future cash flows

Year ending December 31,
2011	$7
2012	8
2013	10
2014	11
2015	13
2016-2020	98
The following table provides information for the defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31,

(in millions)	2010	2009

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$10	$8
Accumulated benefit obligation	5	4
Our current policy is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made. For 2011, the expected contribution amount is $15 million.
The employee pension plan utilizes a return seeking and a liability asset matching allocation strategy. It is based on the understanding that 1) equity investments are expected to outperform debt investments over the long-term, 2) the potential volatility of short-term returns from equities is acceptable in exchange for the larger expected long-term returns and 3) a portfolio structured across investment styles and markets (both domestic and foreign) reduces volatility. As a result, the employee pension plan’s investment portfolio utilizes a broadly diversified asset allocation across domestic and foreign equity and debt markets. The investment portfolio is composed of commingled pools that are dedicated exclusively to the management of employee benefit plan assets.

Our target asset allocation percentage was 60% equity securities and 40% fixed income securities for both 2010 and 2009 and 65% equity securities and 35% fixed income securities for 2008.
The target asset allocation for the portfolio is:

Target asset allocation

Return seeking assets:
US equity index	17%
US large capitalization core equity	16
International risk-controlled equity	15
US small capitalization core equity	8
International small capitalization risk-controlled equity	2
Emerging markets equity	2

60%

Liability matching assets:
Long duration fixed income	16
Broad market fixed income	15
Long duration corporate fixed income	8
Money market	1

40%

100%

The actual asset allocation for the portfolio is:

	2010	2009

Pension plan asset allocations (employee pension plan)
Equity securities	59.9%	61.0%
Debt securities:
Due in one year	1.0	0.4
Due beyond one year	39.1	38.6

Total debt securities	40.1	39.0

Total plan assets	100.0%	100.0%

The following tables represent the fair value measurements for the pension plan assets by major category and level of input:

	At December 31, 2010
		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in millions)	Total	Level 1	Level 2	Level 3

Institutional money market fund	$3	$3	$0	$0

Return seeking assets:
US equity index(1)	55	0	55	0
US large capitalization core equity(2)	51	0	51	0
International risk-controlled equity(3)	50	0	50	0
US small capitalization core equity(4)	26	0	26	0
International small capitalization risk-controlled equity(5)	8	0	8	0
Emerging markets equity(6)	7	0	7	0

Liability matching assets:
Long duration fixed income(7)	51	0	51	0
Broad market fixed income(8)	49	0	49	0
Long duration corporate fixed income(9)	28	0	28	0

Total	$328	$3	$325	$0

	At December 31, 2009
		Fair value measurements using:
		Quoted prices in
		active markets for	Significant	Significant
		identical assets	observable inputs	unobservable inputs
(in millions)	Total	Level 1	Level 2	Level 3

Institutional money market fund	$2	$2	$0	$0

Return seeking assets:
US equity index(1)	48	0	48	0
US large capitalization core equity(2)	45	0	45	0
International risk-controlled equity(3)	43	0	43	0
US small capitalization core equity(4)	21	0	21	0
International small capitalization risk-controlled equity(5)	6	0	6	0
Emerging markets equity(6)	7	0	7	0

Liability matching assets:
Long duration fixed income(7)	42	0	42	0
Broad market fixed income(8)	42	0	42	0
Long duration corporate fixed income(9)	23	0	23	0

Total	$279	$2	$277	$0

(1)	This category comprises equity index funds not actively managed that track the S&P 500.

(2)	This category includes equity securities that seek to achieve excess returns relative to the S&P 500 while maintaining portfolio risk characteristics similar to the index.

(3)	This category seeks long-term capital growth with an emphasis on controlling return volatility relative to an international market index.

(4)	This category includes equity securities that seek to achieve excess returns relative to the Russell 2000 Index while maintaining portfolio risk characteristics similar to the index.

(5)	This category seeks to provide excess returns relative to an international small cap index, while maintaining regional weights similar to the index.

(6)	This category seeks long-term capital growth in securities of companies that have their principal business activities in countries in the Morgan Stanley Capital International Emerging Markets Free Index.

(7)	This category seeks to generate returns that exceed the Barclays Capital Long Government/Credit Index through investment-grade fixed income securities.

(8)	This category seeks to generate returns that exceed the Barclays Capital US Aggregate Bond Index through investment-grade fixed income securities.

(9)	This category seeks to generate returns that exceed the Barclays Capital US Long Corporate Bond A or Better Index investing in US Corporate Bonds with an emphasis on long duration bonds rated A or better.
Estimates of fair values of the pension plan assets are obtained primarily from a nationally recognized pricing service. Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the pricing service. Our Level 2 category includes commingled pools. Estimates of fair values for securities held by our commingled pools are obtained primarily from the pricing service. The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no Level 3 investments during 2010.
Retiree health benefit plan
The retiree health benefit plan was terminated in 2006. We continue to provide retiree health benefits only to employees who met certain age and service requirements on or before July 1, 2010. The accumulated benefit obligation and net periodic benefit cost of this plan were not material to our consolidated financial statements. At December 31, 2010 and 2009, the accumulated benefit obligation associated with these benefits was $7 million and $8 million, respectively. This plan is funded only as claims are incurred. Periodic benefit costs for the Erie Insurance Group were $0.3 million in 2010 and 2009.

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth 401(k) savings plan. We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation. Matching contributions paid to the plan were $9 million in 2010 and $8 million in both 2009 and 2008. Employees are permitted to invest the employer-matching contributions in our Class A common stock and may sell the shares at any time without restriction. The plan acquires shares in the open market necessary to meet the obligations of the plan. Plan participants held 0.2 million of our Class A shares at December 31, 2010 and 2009. Liabilities for the 401(k) plan are presented in the Consolidated Statements of Financial Position with other liabilities.
Note 18. Incentive Plans and Deferred Compensation
We have separate annual and long-term incentive plans for our executive and senior vice presidents. We also make available deferred compensation plans for executive and senior management and outside directors.
Annual incentive plan
The annual incentive plan is a bonus plan that annually pays cash bonuses to our executive and senior vice presidents.
The incentives under the annual incentive plan are based on the achievement of certain predetermined performance targets. These targets are established by the Executive Compensation and Development Committee of the Board and can include various financial measures. Incentives for the 2010 plan were based on measures specific to each member of executive and senior management, primarily on statutory reported combined ratio, direct written premium of the Property and Casualty Group and Indemnity net operating income, as defined in the plan. Incentives for the 2009 plan were based on measures specific to each member of executive and senior management, primarily on statutory reported combined ratio, policies in force of the Property and Casualty Group, direct written premium of the Property and Casualty Group and Indemnity net operating income, as defined in the plan.
The cost of the plan is charged to operations as the compensation is earned over the performance period of one year. The after-tax compensation cost charged to operations for the annual incentive plan bonus for the Erie Insurance Group was $2.9 million, $2.2 million, and $2.5 million for 2010, 2009 and 2008 respectively.
Long-term incentive plan
The long-term incentive plan (“LTIP”) is a performance based incentive plan designed to reward executive and senior vice presidents who can have a significant impact on our long-term performance.
Pre-2004 LTIP — Prior to 2004, restricted stock awards were determined based on the achievement of predetermined financial performance goals for actual growth in our retained earnings. The 2003-2005 performance period was the final open award period under the pre-2004 LTIP. At December 31, 2008, all shares awarded for the 2003-2005 performance period were vested. The average grant price for the 2003-2005 performance period was $52.65. The plan award of $0.5 million was paid in January 2009.
2004 LTIP — Beginning in 2004, the LTIP award is based on the level of achievement of objective measures of performance over a three-year period as compared to a peer group of property and casualty companies that write predominately personal lines insurance. The 2009 and 2008 awards were based on the reported combined ratio, growth in direct written premiums and total return on invested assets as defined by the Erie Insurance Group. These internal measures are compared to the same performance measures of a peer group of companies. Because the award is based on a comparison to results of a peer group over a three-year period, the award accrual is based on estimates of results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.
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
At December 31, 2009, the awards for the 2007-2009 performance period were fully vested in accordance with the 2004 LTIP plan. The average grant price for the 2007-2009 performance period was $44.48. The plan award of $2 million was paid in July 2010.
Earned amounts are allocated to related entities and settled in cash once the payout is made. The after-tax compensation cost charged to operations for these restricted stock awards for the Erie Insurance Group was $4.3 million for 2010 and $2.4 million for both 2009 and 2008.
Deferred compensation plans
The deferred compensation plans are arrangements for our executive and senior vice presidents whereby the participants can elect to defer receipt of a portion of their compensation until a later date. Supplemental employee contributions to the deferred compensation plan are deferrals that cannot be credited to our tax-qualified 401(k) plan because they exceed the annual contribution or compensation limits of that plan. However, these contributions are credited with a company-matching contribution using the same formula as in our 401(k) plan. The deferred compensation plan for directors allows them to defer receipt of a portion of their director and meeting fees until a later date. Employees or directors participating in the respective plans select hypothetical investment funds for their deferrals and are credited with the hypothetical returns generated.
The awards, payments, deferrals and liabilities under the deferred compensation, annual and long-term incentive plans for officers and directors were as follows for the years ended December 31:

	Erie Insurance Group
(in millions)	2010	2009	2008

Plan awards, employer match and hypothetical earnings
Long-term incentive plan awards	$7	$4	$4
Annual incentive plan awards	4	3	4
Deferred compensation plan, employer match and hypothetical earnings (losses)	2	1	(4)

Total plan awards and earnings	13	8	4

Total plan awards paid	6	8	11

Compensation deferred under the plans	1	1	1

Distributions from the deferred compensation plans	(1)	(1)	(2)

Gross incentive plan and deferred compensation liabilities	$22	$15	$15

Stock compensation plan for outside directors
We have a stock compensation plan for our outside directors to further align the interests of directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of our Class A common stock. Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are reinvested into each director’s account with additional shares of our Class A common stock. In 2010, the annual charge related to this plan totaled $2 million. In 2009, the annual charge related to this plan totaled $0.4 million. In 2008, compensation expense for this plan was offset by market value adjustments to the directors’ accounts resulting in a net credit of $0.2 million.

Note 19. Capital Stock
Class A and B shares
We have two classes of common stock, Class A which has a dividend preference, and Class B which has voting power and a conversion right. Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock. We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock. Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences and privileges attaching to Class A common stock. Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares for each Class B share. In 2009, five shares of Class B common stock were converted into 12,000 shares of Class A common stock. There were no conversions of Class B shares to Class A shares in 2010 or 2008. There is no provision for conversion of Class A shares to Class B shares and Class B shares surrendered for conversion cannot be reissued.
Stock repurchase plan
A stock repurchase program was authorized for our outstanding Class A nonvoting common stock beginning January 1, 2004. Treasury shares are recorded in the Consolidated Statements of Financial Position at total cost based upon trade date. Shares repurchased under this plan totaled 1.1 million during 2010 at a total cost of $57 million and 0.1 million shares during 2009 at a total cost of $3 million. Cumulative shares repurchased under this plan since inception totaled 12.9 million at a total cost of $671 million as of December 31, 2010. In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation. We have approximately $146 million of repurchase authority remaining under this plan at December 31, 2010.
In 2010, we also repurchased 44,206 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2 million. Of this amount, 39,406 shares were purchased in June for $1.8 million, or $45.92 per share, in conjunction with our long-term incentive plan and 4,800 shares were purchased in July for $0.2 million, or $48.75 per share, for the vesting of stock-based awards for executive management. These shares were delivered to plan participants and executive management, respectively, in July 2010.

Note 20. Comprehensive Income
The components of changes to comprehensive (loss) income follow for the periods ended December 31:

	Erie Insurance Group
(in millions)	2010	2009	2008

Indemnity
Cumulative effect of accounting changes, net of tax	$—	$(6)	$(11)
Unrealized (loss) gain on securities:
Gross unrealized holding gains (losses) on investments arising during period	18	105	(145)
Unrealized gains transferred to the noncontrolling interest (1)	(23)	—	—
Reclassification adjustment for gross (gains) losses included in net income	(5)	10	77

Unrealized holding (losses) gains on investments	(10)	115	(68)
Income tax benefit (expense) related to unrealized (losses) gains	4	(40)	24

Net unrealized holding (losses) gains on investments arising during year	(6)	75	(44)
Postretirement plans:
Amortization of prior service cost	0	0	0
Amortization of actuarial loss	4	3	0
Net actuarial (loss) gain during year	(9)	38	(139)
Losses due to plan changes during year	(1)	(3)	0
Curtailment/settlement loss arising during year	0	(1)	0

Postretirement benefits, gross	(6)	37	(139)
Income tax benefit (expense) related to postretirement benefits	2	(13)	48

Postretirement plans, net	(4)	24	(91)

Change in other comprehensive (loss) income , net of tax — Indemnity	(10)	93	(146)

Change in other comprehensive income (loss), net of tax — Exchange	101	423	(266)

Change in other comprehensive income (loss), net of tax — Erie Insurance Group	$91	$516	$(412)

(1)	This represents unrealized gains moved from Indemnity shareholder interest to the noncontrolling interest as a result of the December 31, 2010 sale of the P&C subsidiaries.
The components of accumulated other comprehensive (loss) income, net of tax for the periods ended December 31, are as follows:

	Erie Insurance Group
(in millions)	2010	2009	2008

Indemnity
Accumulated net appreciation (depreciation) of investments	$22	$28	$(40)
Accumulated net losses associated with post-retirement benefits	(75)	(71)	(96)

Accumulated other comprehensive loss — Indemnity	(53)	(43)	(136)

Exchange
Accumulated other comprehensive income (loss) — Exchange	$277	$176	$(247)

The components of comprehensive income (loss), net of tax for the periods ended December 31, are as follows:

	Erie Insurance Group
(in millions)	2010	2009	2008

Net income (loss) — Erie Insurance Group	$660	$446	$(616)
Change in other comprehensive income (loss), net of tax — Erie Insurance Group	91	516	(412)
Less: Cumulative effect of accounting changes, net of tax	—	(101)	(11)
Less: Unrealized gains transferred to the noncontrolling interest, net of tax (1)	(15)	—	—

Total comprehensive income (loss) — Erie Insurance Group	766	1,063	(1,017)
Less: Noncontrolling interest in consolidated entity — Exchange	599	856	(951)

Total comprehensive income (loss) — Indemnity	$167	$207	$(66)

(1)	This represents unrealized gains moved from Indemnity shareholder interest to the noncontrolling interest as a result of the December 31, 2010 sale of the P&C subsidiaries.

Note 21. Commitments and Contingencies
Indemnity has contractual commitments to invest up to $50 million related to its limited partnership investments at December 31, 2010. These commitments are split between private equity securities of $21 million, real estate activities of $17 million and mezzanine debt securities of $12 million. These commitments will be funded as required by the partnership agreements.
The Exchange, including EFL, has contractual commitments to invest up to $402 million related to its limited partnership investments at December 31, 2010. These commitments are split between private equity securities of $177 million, real estate activities of $143 million and mezzanine debt securities of $82 million. These commitments will be funded as required by the partnership agreements.
We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.
Note 22. Supplementary Data on Cash Flows
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows for the years ended December 31:

Indirect method of cash flows
	Erie Insurance Group
(in millions)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$660	$446	$(616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12	9	7
Amortization of deferred policy acquisition costs	652	624	602
Impairment of goodwill	22	—	—
Deferred income tax expense (benefit)	342	15	(246)
Realized (gains) losses and impairments on investments	(307)	(285)	1,597
Equity in (earnings) losses of limited partnerships	(128)	369	58
Net amortization of bond premium (discount)	9	(12)	6
Increase (decrease) in deferred compensation	7	0	(10)
Limited partnership distributions	122	81	315
(Increase) decrease in receivables, reinsurance recoverables and reserve credits	(158)	209	(222)
Increase in prepaid expenses	10	(9)	0
Increase in deferred policy acquisition costs	(667)	(642)	(626)
Increase (decrease) in accounts payable and accrued expenses	25	(4)	(13)
Decrease in accrued agent bonuses	(6)	(12)	(17)
(Decrease) increase in loss reserves	(11)	12	(155)
Increase in future life policy benefits and claims reserves	21	37	19
Increase in unearned premiums	116	51	21

Net cash provided by operating activities	$721	$889	$720

Note 23. Statutory Information
Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under U.S. GAAP. Prescribed statutory accounting practices (“SAP”) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”). The statutory financial statements of the Exchange and its subsidiaries, EIC, EPC, Flagship and EFL, are prepared in accordance with accounting practices prescribed and permitted by the Pennsylvania Insurance Department. ENY prepares its statutory financial statements in accordance with accounting practices prescribed by the New York Insurance Department.

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
Statutory net income and capital and surplus as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities are as follows:

	SAP Net Income (Loss)			Capital and Surplus
	Years ended December 31,			At December 31,
(in millions)	2010	2009	2008	2010	2009

Erie Insurance Company	$21	$16	$(10)	$251	$232
Erie Insurance Company of New York	2	2	1	20	22
Erie Insurance Property & Casualty Company	0	0	0	10	10
Erie Insurance Exchange	531	(56)	(363)	5,070	4,518
Flagship City Insurance Company	0	0	0	11	10
Erie Family Life Insurance Company	38	3	(66)	208	174
The minimum statutory capital and surplus requirements under Pennsylvania and New York law for Exchange’s stock property and casualty subsidiaries amounts to $12 million. The Exchange’s subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $292 million at December 31, 2010. The risk-based capital levels of all members of the Property and Casualty Group and EFL significantly exceed the minimum requirements. Cash and securities with a carrying value of $14 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at December 31, 2010.
As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records unearned subscriber fees (fees to attorney-in-fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies. The Pennsylvania-domiciled members of the Property and Casualty Group discount workers compensation loss reserves on a non-tabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania. The Exchange’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $4.6 billion at December 31, 2010. EIC’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $244 million at December 31, 2010. EPC and Flagship record the discounting of workers compensation loss reserves on a direct basis; however, after application of the intercompany pooling arrangement, there is no impact on their financial statements.
The amount of dividends EIC, EPC and Flagship, Exchange’s Pennsylvania-domiciled property and casualty subsidiaries, can pay without the prior approval of the Pennsylvania Insurance Commissioner is limited to not more than the greater of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) the net income as reported on its last annual statement. The amount of dividends that the EIC’s New York-domiciled property and casualty subsidiary, ENY, can pay without the prior approval of the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) 100% of its adjusted net investment income during such period. In 2011, the maximum dividend payout that the Exchange could receive from its property and casualty insurance subsidiaries would be $29 million. No dividends were paid by these property and casualty insurance subsidiaries in 2010, 2009 or 2008.
The amount of dividends EFL, a Pennsylvania-domiciled life insurer, can pay to its shareholders without the prior approval of the Pennsylvania Insurance Commissioner is limited by statute to the greater of: (a) 10% of its statutory surplus as shown on its last annual statement on file with the commissioner, or (b) the net income as reported on its last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities. Accordingly, the maximum dividend payout that the Exchange and Indemnity could receive in 2011 without prior Pennsylvania Commissioner approval is $30 million and $8 million, respectively. There were no dividends paid to either the Exchange or Indemnity in 2010, 2009 or 2008.

Note 24. Indemnity Supplemental Information

	Consolidating Statement of Financial Position

	Indemnity	Exchange	Reclassifications	Erie
December 31, 2010	shareholder	noncontrolling	and	Insurance
(in millions)	interest	interest	eliminations	Group

Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$264	$7,279	$—	$7,543
Equity securities	24	570	—	594
Trading securities, at fair value	28	2,306	—	2,334
Limited partnerships	216	1,108	—	1,324
Other invested assets	1	19	—	20

Total investments	533	11,282	—	11,815
Cash and cash equivalents	310	120	—	430
Premiums receivable from policyholders(1)	—	942	—	942
Reinsurance recoverable(1)	—	201	—	201
Deferred acquisition costs(1)	—	467	—	467
Other assets	132	357	—	489
Receivables from Exchange and other affiliates(1)	232	—	(232)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	80	—	(80)	—

Total assets	$1,312	$13,369	$(337)	$14,344

Liabilities
Losses and loss expense reserves(1)	$—	$3,584	$—	$3,584
Life policy and deposit contract reserves	—	1,603	—	1,603
Unearned premiums(1)	—	2,082	—	2,082
Deferred income taxes	26	257	—	283
Other liabilities	374	341	(257)	458

Total liabilities	400	7,867	(257)	8,010

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	912	—	—	912
Noncontrolling interest for the benefit of policyholders — Exchange	—	5,502	(80)	5,422

Total equity	912	5,502	(80)	6,334

Total liabilities, shareholders’ equity and noncontrolling interest	$1,312	$13,369	$(337)	$14,344

(1)	Prior to December 31, 2010, the underwriting assets and liabilities retained by EIC and ENY were the responsibility of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting assets and liabilities are the responsibility of the subscribers (policyholders) of the Exchange, or noncontrolling interest. (See Note 1, “Nature of Operations”.)

	Consolidating Statement of Financial Position
	Indemnity	Exchange	Reclassifications	Erie
December 31, 2009	shareholder	noncontrolling	and	Insurance
(in millions)	interest	interest	eliminations	Group

Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$664	$6,517	$—	$7,181
Equity securities	38	472	—	510
Trading securities, at fair value	42	1,835	—	1,877
Limited partnerships	235	1,116	—	1,351
Other invested assets	1	20	—	21

Total investments	980	9,960	—	10,940
Cash and cash equivalents	76	158	—	234
Premiums receivable from policyholders(1)	237	872	(203)	906
Reinsurance recoverable(1)	2	213	—	215
Deferred income taxes	41	75	—	116
Deferred acquisition costs(1)	17	450	—	467
Other assets	102	308	(1)	409
Reinsurance recoverables and receivables from Exchange and other affiliates(1)	1,115	—	(1,115)	—
Note receivable from EFL	25	—	(25)	—
Equity in EFL	72	—	(72)	—

Total assets	$2,667	$12,036	$(1,416)	$13,287

Liabilities
Losses and loss expense reserves(1)	$965	$3,424	$(791)	$3,598
Life policy and deposit contract reserves	—	1,540	—	1,540
Unearned premiums(1)	434	1,872	(325)	1,981
Other liabilities	366	305	(228)	443

Total liabilities	1,765	7,141	(1,344)	7,562

Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	902	—	—	902
Noncontrolling interest for the benefit of policyholders — Exchange	—	4,895	(72)	4,823

Total equity	902	4,895	(72)	5,725

Total liabilities, shareholders’ equity and noncontrolling interest	$2,667	$12,036	$(1,416)	$13,287

(1)	Indemnity’s insurance related accounts in this table include its wholly owned property and casualty insurance subsidiaries’ direct business in addition to their share of the pooling transactions, which represents 5.5% of the total Property and Casualty Group business. The Consolidated Statements of Financial Position include direct business only as the 5.5% of activity assumed in accordance with the intercompany pooling arrangement has been eliminated in the consolidated presentation.
Receivables from Exchange and EFL and concentrations of credit risk

Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange. A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates. See also Note 4, “Variable Interest Entity.”
Management fee and expense allocation amounts due from the Exchange were $229 million and $210 million at December 31, 2010 and 2009, respectively. The receivable from EFL for expense allocations totaled $3 million at December 31, 2010 and 2009.
Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL paid annual interest to Indemnity of $2 million in both 2010 and 2009.

			Indemnity shareholder interest
			Years ended December 31,
(in millions)	Percent		2010	2009	2008

Management operations
Management fee revenue, net	100.0%		$1,009	$965	$950
Service agreement revenue	100.0%		34	35	33

Total revenue from management operations			1,043	1,000	983
Cost of management operations	100.0%		841	813	810

Income from management operations before taxes			202	187	173

Property and casualty insurance operations
Net premiums earned	5.5	%(2)	216	209	207
Losses and loss expenses	5.5	%(2)	155	145	137
Policy acquisition and other underwriting expenses	5.5	%(2)	61	63	57

Income from property and casualty insurance operations before taxes			0	1	13

Life insurance operations (1)
Total revenue	21.6	%(3)	37	27	13
Total benefits and expenses	21.6	%(3)	26	25	25

Income (loss) from life insurance operations before taxes			11	2	(12)

Investment operations
Net investment income (2)			37	42	44
Net realized (losses) gains on investments (2)			(1)	10	(43)
Net impairment losses recognized in earnings (2)			(1)	(12)	(70)
Equity in earnings (losses) of limited partnerships			21	(76)	6

Income (loss) from investment operations before taxes (2)			56	(36)	(63)

Income from operations before income taxes and noncontrolling interest			269	154	111
Provision for income taxes			107	46	42

Net income			$162	$108	$69

(1)	Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products. On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results. However, the life insurance investment results are included in the investment operations segment discussion in Note 5, “Segment Information”.

(2)	Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Note 1, “Nature of Operations”.)

(3)	As a result of the pending sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange which is scheduled to close by March 31, 2011, all earnings of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Note 1, “Nature of Operations”.)
Expense allocations
All claims handling services for the Exchange are performed by Indemnity employees who are entirely dedicated to claims related activities. All costs associated with these employees are reimbursed to Indemnity from Exchange revenues in accordance with the subscriber’s agreement. Likewise, Indemnity is reimbursed by EFL from its revenues for all costs associated with employees who perform life insurance operating activities for EFL in accordance with its service agreement with Indemnity. Cash settlements for payments on the account of the Exchange totaled $293 million, $282 million and $267 million in 2010, 2009 and 2008, respectively, and $27 million, $32 million and $36 million in 2010, 2009 and 2008, respectively, for EFL. Cash transfers are settled quarterly.
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

Office leases
Indemnity leases certain office space on a five and six year basis from the Exchange including the home office and three field office facilities. Rent expenses under these leases totaled $6 million in 2010, 2009 and 2008. Indemnity also has a lease commitment with EFL for a branch office until 2018. Annual rentals paid to EFL under this lease totaled $0.4 million in 2010 and $0.3 million in 2009 and 2008.
Direct method of cash flows
Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows are as follows for the years ended December 31:

	Indemnity
(in millions)	2010	2009	2008

Management fee received	$947	$912	$898
Service agreement fee received	34	35	32
Premiums collected	220	214	208
Net investment income received	45	45	52
Limited partnership distributions	21	13	29
(Decrease) increase in reimbursements collected from affiliates	(15)	3	(8)
Commissions and bonuses paid to agents	(532)	(535)	(534)
Salaries and wages paid	(106)	(110)	(111)
Pension contribution and employee benefits paid	(33)	(32)	(48)
Losses paid	(132)	(123)	(121)
Loss expenses paid	(23)	(22)	(21)
Other underwriting and acquisition costs paid	(53)	(54)	(52)
General operating expenses paid	(119)	(104)	(104)
Interest paid on bank line of credit	0	0	(1)
Income taxes paid	(61)	(62)	(68)

Net cash provided by operating activities	193	180	151
Net cash provided (used in) by investing activities	196	(69)	73
Net cash used in financing activities	(155)	(96)	(194)

Net increase in cash	234	15	30
Cash and cash equivalents at beginning of year	76	61	31

Cash and cash equivalents at end of year	$310	$76	$61

Note 25. EFL Supplemental Information
EFL is a Pennsylvania-domiciled life insurance company operating in 10 states and the District of Columbia. Indemnity owns 21.6% of EFL’s common shares outstanding and accounted for its ownership interest using the equity method of accounting. On November 4, 2010 Indemnity entered into a definitive agreement for the sale of its 21.6% ownership interest in EFL to the Exchange, which is scheduled to close by March 31, 2011. Upon the closing date, the Exchange will own 100% of the life insurance operations. Indemnity’s share of EFL’s undistributed earnings included in retained earnings as of December 31, 2010 and 2009, totaled $63 million and $55 million, respectively.
The following table presents condensed financial information for EFL on a U.S. GAAP basis for the years ended December 31:

(in millions)	2010	2009	2008

Policy and other revenues	$65	$64	$66
Net investment income (expense)	107	63	(6)
Benefits and expenses	122	117	114
Income (loss) before income taxes	50	10	(54)
Income tax expense (benefit)	14	(16)	14
Net income (loss)	36	26	(68)
Comprehensive income (loss)	60	142	(138)

In 2010 net income was positively impacted by improving market conditions and a reduction in impairment charges which led to an increase in investment income of $44 million. Impairment charges totaled $2 million in 2010 compared to $23 million and $83 million in 2009 and 2008, respectively. Net realized gains on investments totaled $14 million and $3 million in 2010 and 2009, respectively compared to losses of $10 million recorded in 2008.
Net income in 2009 was positively impacted by a reduction in the deferred tax valuation allowance of $19 million. A deferred tax valuation allowance of $33 million was recorded in the Statements of Operations for 2008 related to the more significant impairment charges and contributed to the net loss reported in 2008.
In 2008 a deferred tax valuation allowance of $7 million was recorded in accumulated other comprehensive income for unrealized losses on securities where the related deferred tax asset was not expected to be realized. This amount was reduced in both 2009 and 2010 driven by unrealized gains during the year. The deferred tax valuation allowance was $0 at December 31, 2010.
In 2009 comprehensive income was positively impacted by the $27 million cumulative effect of implementing new other-than-temporary impairment guidance in the second quarter. Additionally, EFL experienced unrealized gains, after tax of $90 million in 2009 which contributed to the increase in comprehensive income and investments. The comprehensive loss for 2008 included unrealized losses after tax of $70 million resulting from the 2008 market conditions.

	As of December 31,
(in millions, except per share data)	2010	2009

Investments	$1,777	$1,639
Total assets	2,077	1,941
Liabilities	1,685	1,609
Accumulated other comprehensive income	42	18
Cumulative effect adjustment	—	27
Total shareholders’ equity	393	333
Book value per share	$41.54	$35.19
In June 2009, Indemnity made a $12 million capital contribution to EFL and the Exchange made a $43 million capital contribution to EFL to strengthen its surplus. The $55 million in capital contributions increased EFL’s investments and total shareholders’ equity.
During the second quarter of 2009, a required cumulative effect adjustment reclassified previously recognized non-credit other-than-temporary impairments of $27 million out of retained earnings. Deferred taxes of $9 million related to this cumulative effect adjustment were offset by a reduction in the valuation allowance in the same amount related to previously recognized impairments.
Total shareholders’ equity increased $60 million at December 31, 2010 compared to December 31, 2009. The main factors driving this increase were $24 million in unrealized gains, net of tax and net income of $36 million.

Note 26. Quarterly Results of Operations (unaudited)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year ended

2010
Revenues	$1,216	$916	$1,357	$1,401	$4,890
Benefits and expenses	988	967	952	984	3,891

Income (loss) from operations before income taxes and noncontrolling interest	228	(51)	405	417	999

Net income (loss)	162	(31)	275	254	660
Less: Net income (loss) attributable to noncontrolling interest in consolidated entity — Exchange	115	(80)	221	242	498

Net income attributable to Indemnity	$47	$49	$54	$12	$162

Earnings per share(1)
Net income attributable to Indemnity per share
Class A common stock — basic	$0.92	$0.96	$1.05	$0.25	$3.18
Class A common stock — diluted	$0.82	$0.86	$0.94	$0.22	$2.85
Class B common stock — basic and diluted	$132.83	$138.21	$150.87	$40.93	$462.83

	First quarter	Second quarter	Third quarter	Fourth quarter	Year ended

2009
Revenues	$695	$1,149	$1,286	$1,125	$4,255
Benefits and expenses	1,035	891	930	875	3,731

(Loss) income from operations before income taxes and noncontrolling interest	(340)	258	356	250	524

Net (loss) income	(251)	271	252	174	446
Less: Net (loss) income attributable to noncontrolling interest in consolidated entity — Exchange	(262)	238	212	150	338

Net income attributable to Indemnity	$11	$33	$40	$24	$108

Earnings per share(1)
Net income attributable to Indemnity per share
Class A common stock — basic	$0.22	$0.63	$0.77	$0.48	$2.10
Class A common stock — diluted	$0.19	$0.57	$0.69	$0.43	$1.89
Class B common stock — basic and diluted	$34.78	$93.19	$112.06	$72.49	$312.45

(1)     The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.
Note 27. Subsequent Events
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
As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2010.

/s/ Terrence W. Cavanaugh	/s/ Marcia A. Dall	/s/ Gregory J. Gutting

Terrence W. Cavanaugh	Marcia A. Dall	Gregory J. Gutting
President and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller
February 24, 2011	February 24, 2011	February 24, 2011
Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page 69.
Item 9B. Other Information
There was no additional information in the fourth quarter of 2010 that has not already been filed in a Form 8-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to our directors, audit committee, and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.
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
Executive Officers of the Registrant

	Age as of	Principal Occupation for Past Five Years and Positions with
Name	12/31/10	Erie Insurance Group
President & Chief Executive Officer:
Terrence W. Cavanaugh	57	President and Chief Executive Officer of Erie Indemnity Company since July 29, 2008; Senior Vice President, Chubb & Son/Federal Insurance, for more than five years prior thereto; Chief Operating Officer, Chubb Surety, for more than five years prior thereto; Director, Erie Indemnity Company, EFL, EIC, Flagship, ENY and EPC.

Executive Vice Presidents:
Marcia A. Dall	47	Executive Vice President and Chief Financial Officer since March 30, 2009; Chief Financial Officer — Healthcare, Cigna Corporation, January 2008 through March 2009; Chief Financial Officer — International & U.S. Mortgage Insurance, Genworth Financial, September 2006 through January 2008; Chief Financial Officer — International & U.S. Mortgage Insurance, GE Mortgage Insurance, for more than five years prior thereto; Director, EFL, EIC, Flagship, ENY and EPC.

James J. Tanous	63	Executive Vice President, Secretary and General Counsel since April 30, 2007; Partner and Chairman of Jaeckle Fleischmann & Mugel, LLP (law firm headquartered in Buffalo, NY) for more than five years prior thereto; Director, EFL, EIC, Flagship, ENY and EPC.

Michael S. Zavasky	58	Executive Vice President—Insurance Operations since March 7, 2008; Senior Vice President—Strategy Management, January 2006 through March 2008; Senior Vice President—Commercial Lines Underwriting, June 2001 through January 2006; Director, EFL, EIC, Flagship, ENY and EPC.

George D. Dufala	39	Executive Vice President — Services since September 1, 2010; Senior Vice President, Erie Family Life Insurance Company, October 2008 through August 2010; Senior Vice President, Customer Service, January 2005 through September 2008.

	Age as of	Principal Occupation for Past Five Years and Positions with
Name	12/31/10	Erie Insurance Group
Executive Vice Presidents (continued):
John F. Kearns	51	Executive Vice President — Sales & Marketing since September 1, 2010; Senior Vice President, Commercial Lines Division, February 2007 through August 2010; Sabbatical, February 2005 through January 2007; President — Financial & Professional Services, St. Paul Travelers, November 2000 through January 2005.

Senior Vice President:
Douglas F. Ziegler	60	Senior Vice President, Treasurer and Chief Investment Officer since 1993; Director, EFL, EIC, Flagship, ENY, and EPC.
Item 11. Executive Compensation
The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships with our directors is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements

Included in Item 8 “Financial Statements and Supplementary Data” contained in this report.
Erie Indemnity Company:
•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statements of Operations for the three years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Financial Position as of December 31, 2010 and 2009

•	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

		Page
Erie Indemnity Company:
Schedule I.	Summary of Investments — Other than Investments in Related Parties	136
Schedule III.	Supplementary Insurance Information	137
Schedule IV.	Reinsurance	138
Schedule VI.	Supplemental Information Concerning Property – Casualty Insurance Operations	139
All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.
3.	Exhibit Index	140

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2011	ERIE INDEMNITY COMPANY (Registrant)
/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Senior Vice President & Controller
(Principal Accounting Officer)

Board of Directors

/s/ J. Ralph Borneman, Jr.	/s/ Lucian L. Morrison

J. Ralph Borneman, Jr.	Lucian L. Morrison

/s/ Terrence W. Cavanaugh	/s/ Thomas W. Palmer

Terrence W. Cavanaugh	Thomas W. Palmer

/s/ Jonathan Hirt Hagen	/s/ Martin P. Sheffield

Jonathan Hirt Hagen	Martin P. Sheffield

/s/ Susan Hirt Hagen	/s/ Richard L. Stover

Susan Hirt Hagen	Richard L. Stover

/s/ Thomas B. Hagen	/s/ Elizabeth A. Vorsheck

Thomas B. Hagen	Elizabeth A. Vorsheck

/s/ C. Scott Hartz	/s/ Robert C. Wilburn

C. Scott Hartz	Robert C. Wilburn

/s/ Claude C. Lilly, III

Claude C. Lilly, III

SCHEDULE I
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
(See Item 8, “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements”
contained within this report.)

	Erie Insurance Group
	December 31, 2010
	Amortized	Estimated	Amount at which
(in millions)	cost	fair value	shown in the balance sheet

Indemnity
Fixed maturities:
U.S. treasuries and government agencies	$25	$25	$25
U.S. government sponsored enterprises	0	0	0
Municipal securities	193	197	197
U.S. corporate debt — non-financial	12	12	12
U.S. corporate debt — financial	24	26	26
Structured securities:
Collateralized debt obligations	3	4	4

Total fixed maturities-Indemnity	$257	$264	$264

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$8	$11	$11
Non-financial	11	12	12
Foreign nonredeemable preferred securities:
Non-financial	1	1	1

Total equity securities — Indemnity	$20	$24	$24

Trading securities	$21	$28	$28
Limited partnerships	$202	$216	$216
Real estate mortgage loans	$1	$1	$1

Total Investments — Indemnity	$501	$533	$533

Exchange
Fixed maturities:
U.S. treasuries and government agencies	$11	$12	$12
U.S. government sponsored enterprises	74	75	75
Foreign government	20	21	21
Municipal securities	1,437	1,471	1,471
U.S. corporate debt — non-financial	2,354	2,535	2,535
U.S. corporate debt — financial	1,767	1,897	1,897
Foreign corporate debt — non-financial	415	449	449
Foreign corporate debt — financial	364	382	382
Structured securities:
Asset-backed securities — auto loans	36	38	38
Asset-backed securities — other	18	19	19
Collateralized debt obligations	69	70	70
Commercial mortgage-backed	82	86	86
Residential mortgage-backed:
Government sponsored enterprises	196	205	205
Non-government sponsored enterprises	20	19	19

Total fixed maturities — Exchange	$6,863	$7,279	$7,279

Equity securities:
U.S. nonredeemable preferred securities:
Financial	$317	$373	$373
Non-financial	126	133	133
Government sponsored enterprises	0	0	0
Foreign nonredeemable preferred securities:
Financial	52	55	55
Non-financial	8	9	9

Total equity securities — Exchange	$503	$570	$570

Trading securities	$1,773	$2,306	$2,306
Limited partnerships	$1,083	$1,108	$1,108
Life policy loans	$14	$14	$14
Real estate mortgage loans	$5	$5	$5

Total Investments — Exchange	$10,241	$11,282	$11,282

Total Investments — Erie Insurance Group	$10,742	$11,815	$11,815

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(See Item 8, “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated Financial Statements” contained within this report.)

						Benefits,
		Reserves for				claims,	Amortization		Net
	Deferred	losses, loss				losses,	of deferred		premiums
	policy	expenses,			Net	and	policy	Other	written
	acquisition	life policy	Unearned	Premiums	investment	settlement	acquisition	operating	(excluding
(in millions)	costs	deposit contracts	premiums	earned	income*	expenses	costs	expenses*	life)

December 31, 2010:
Property and casualty insurance operations	$327	$3,584	$2,082	$3,925	$325	$2,810	$635	$303	$4,019
Life insurance operations	140	1,603	0	62	96	90	16	15	0
Management operations	0	0	0	0	12	0	0	0	0

Total	$467	$5,187	$2,082	$3,987	$433	$2,900	$651	$318	$4,019

December 31, 2009:
Property and casualty insurance operations	$313	$3,598	$1,981	$3,808	$326	$2,639	$611	$364	$3,861
Life insurance operations	154	1,540	0	61	93	89	13	15	0
Management operations	0	0	0	0	14	0	0	0	0

Total	$467	$5,138	$1,981	$3,869	$433	$2,728	$624	$379	$3,861

December 31, 2008:
Property and casualty insurance operations	$301	$3,586	$1,936	$3,771	$332	$2,489	$599	$289	$3,788
Life insurance operations	201	1,449	0	63	87	93	3	17	0
Management operations	0	0	0	0	19	0	0	0	0

Total	$502	$5,035	$1,936	$3,834	$438	$2,582	$602	$306	$3,788

*	Net investment income and other operating expenses are charged directly to the respective entities, therefore an allocation basis is not required.

SCHEDULE IV
REINSURANCE

					Percentage
	Gross	Ceded to	Assumed		of amount
	amount	other	from other	Net	assumed
(in millions)	(direct)	companies	companies	amount	to net

December 31, 2010:
Life insurance in force	$40,431	$22,303	$0	$18,128	0.0%

Premiums for the year:
Life insurance	$104	$42	$0	$62	0.0%
Property and liability insurance	3,939	34	20	3,925	0.5%

Total premiums	$4,043	$76	$20	$3,987	0.5%

December 31, 2009:
Life insurance in force	$38,961	$20,858	$0	$18,103	0.0%

Premiums for the year:
Life insurance	$100	$39	$0	$61	0.0%
Property and liability insurance	3,806	40	42	3,808	1.1%

Total premiums	$3,906	$79	$42	$3,869	1.1%

December 31, 2008:
Life insurance in force	$37,697	$19,404	$0	$18,293	0.0%

Premiums for the year:
Life insurance	$98	$35	$0	$63	0.0%
Property and liability insurance	3,784	48	35	3,771	0.9%

Total premiums	$3,882	$83	$35	$3,834	0.9%

SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
(See Item 8, “Financial Statements and Supplementary Data — Note 1, Nature of Operations, of Notes to Consolidated
Financial Statements” contained within this report.)

			Discount, if
	Deferred	Reserve for	any,
	policy	unpaid	deducted			Net
	acquisition	losses and loss	from	Unearned	Earned	investment
(in millions)	costs	expenses	reserves*	premiums	premiums	income

December 31, 2010:
Consolidated P&C Entities	$327	$3,584	$127	$2,082	$3,925	$325
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$327	$3,584	$127	$2,082	$3,925	$325

December 31, 2009:
Consolidated P&C Entities	$313	$3,598	$136	$1,981	$3,808	$326
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$313	$3,598	$136	$1,981	$3,808	$326

December 31, 2008:
Consolidated P&C Entities	$301	$3,586	$98	$1,936	$3,771	$332
Unconsolidated P&C Entities	0	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0	0

Total	$301	$3,586	$98	$1,936	$3,771	$332

*	Workers compensation case and incurred but not reported loss reserves were discounted at 2.5% for all years presented.

	Losses and loss expenses		Amortization
	incurred related to		of deferred	Net losses
	(1)	(2)	policy	and loss	Net
	Current	Prior	acquisition	expenses	premiums
(in millions)	year	years	costs	paid	written

December 31, 2010:
Consolidated P&C Entities	$3,053	$(244)	$635	$2,811	$4,019
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$3,053	$(244)	$635	$2,811	$4,019

December 31, 2009:
Consolidated P&C Entities	$2,732	$(93)	$611	$2,640	$3,861
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$2,732	$(93)	$611	$2,640	$3,861

December 31, 2008:
Consolidated P&C Entities	$2,675	$(186)	$599	$2,584	$3,788
Unconsolidated P&C Entities	0	0	0	0	0
Proportionate share of registrant & subsidiaries	0	0	0	0	0

Total	$2,675	$(186)	$599	$2,584	$3,788

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
3.1	Articles of Incorporation of Registrant. Such exhibit is incorporated by reference to the like numbered exhibit in the Registrant’s Form 10 Registration Statement Number 0-24000 filed with the Commission on May 2, 1994.

3.1A	Amendment to the Articles of Incorporation of Registrant effective May 2, 1996. Such exhibit is incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-Q that was filed with the Commission on July 29, 2010.

3.1B	Amendment to the Articles of Incorporation of Registrant effective May 4, 2001. Such exhibit is incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-Q that was filed with the Commission on July 29, 2010.

3.1C	Amendment to the Articles of Incorporation of Registrant effective May 10, 2007. Such exhibit is incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-Q that was filed with the Commission on July 29, 2010.

3.7	Erie Indemnity Company Amended and Restated Bylaws effective May 5, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on May 11, 2009.

10.12	Form of Subscriber’s Agreement whereby policyholders of Erie Insurance Exchange appoint Registrant as their Attorney-in-Fact. Such exhibit is incorporated by reference to the like titled but renumbered exhibit in the Registrant’s Form 10-Q that was filed with the Securities and Exchange Commission on November 6, 2002.

10.97	Severance Agreement dated February 28, 2008, by and between Erie Indemnity Company and Thomas B. Morgan. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on March 3, 2008.

10.98	Separation Agreement between Erie Indemnity Company and Michael J. Krahe dated June 25, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 26, 2008.

10.99	Executive Retention Agreement between Erie Indemnity Company and Philip A. Garcia dated June 25, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on June 26, 2008.

10.100	Employment Agreement dated July 14, 2008, between Erie Indemnity Company and Terrence W. Cavanaugh. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on July 18, 2008.

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.101	Amendment of Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2005) dated December 29, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.102	Amendment of Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2006) dated December 29, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.103	Supplemental Retirement Plan for Certain Members of the Erie Insurance Group Retirement Plan for Employees (Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.104	Deferred Compensation Plan of Erie Indemnity Company (As Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.105	Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As Amended and Restated as of January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.106	Erie Indemnity Company Long-Term Incentive Plan (Restated Effective January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.107	Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective January 1, 2009). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

10.108	Form of Indemnification Agreement that Registrant has entered into on November 14, 2008 with Terrence W. Cavanaugh (Director and Officer); J. Ralph Borneman, Jr., Patricia Garrison-Corbin, Jonathan Hirt Hagen, Susan Hirt Hagen, Thomas B. Hagen, C. Scott Hartz, Claude C. Lilly, III, Lucian L. Morrison, Thomas W. Palmer, Elizabeth A. Vorsheck, Robert C. Wilburn (Directors); James J. Tanous, Michael S. Zavasky and George R. Lucore (Officers). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report that was filed with the Commission on February 26, 2009.

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.109	Loan Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008, Amendment to Loan Documents dated February 27, 2008, Reimbursement Agreement for Standby Letter(s) of Credit dated February 27, 2008, Sixth Amendment to Loan Documents dated December 29, 2008, Eighth Amendment to Loan Documents dated April 21, 2009, and Ninth Amendment to Loan Documents dated June 29, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

10.110	Committed Line of Credit Note between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008, and Third Amended and Restated Committed Line of Credit Note dated December 29, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

10.111	Notification and Control Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

10.112	Pledge Agreement between Erie Indemnity Company and PNC Bank, National Association dated January 30, 2008. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on August 5, 2009.

10.113	$200,000,000.00 Revolving Credit Facility Credit Agreement between Erie Insurance Exchange acting by and through Erie Indemnity Company, its Attorney-in-Fact, and PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Capital Markets LLC dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.114	Form of Revolving Credit Note that Erie Insurance Exchange has entered into by and through the Registrant, as its Attorney-in-Fact, on September 30, 2009 with Bank of America, N.A. ($35 million), The Bank of New York Mellon ($25 million), JPMorgan Chase Bank, N.A. ($35 million), PNC Bank, National Association ($55 million), U.S. Bank National Association ($25 million), and Wells Fargo Bank, National Association ($25 million). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.115	Swing Note between Erie Insurance Exchange acting by and through Erie Indemnity Company, its Attorney-in-Fact, and PNC Bank, National Association dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.116	Notification and Control Agreement between Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange and The Bank of New York Mellon and PNC Bank, National Association dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.117	Pledge Agreement between Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange and PNC Bank, National Association dated September 30, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2009.

10.118	Tenth Amendment to Loan Documents between Erie Indemnity Company and PNC Bank, National Association dated December 10, 2009. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on December 10, 2009.

10.119	Indemnification Agreement that Registrant has entered into on February 23, 2010 with Marcia A. Dall (Executive Vice President & CFO). Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 25, 2010.

10.120	First Amendment to Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective January 1, 2009) effective January 1, 2010. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on May 6, 2010.

10.121	Second Amendment to Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective January 1, 2009) effective January 1, 2010. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on November 4, 2010.

10.122	Stock Purchase Agreement between Erie Indemnity Company and Erie Insurance Exchange Relating to the Capital Stock of Erie Insurance Company, Erie Insurance Company of New York and Erie Property and Casualty Company dated November 4, 2010. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on November 4, 2010.

10.123	Stock Purchase Agreement between Erie Indemnity Company and Erie Insurance Exchange Relating to the Capital Stock of Erie Family Life Insurance Company dated November 4, 2010. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on November 4, 2010.

10.124*	Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2009) dated December 23, 2010.

10.125*	Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2010) dated December 23, 2010.

Sequentially
Exhibit		Numbered
Number	Description of Exhibit	Page
10.126*	Agreement dated January 13, 2010, by and between Erie Indemnity Company and George R. Lucore.

10.127*	Eleventh Amendment to Loan Documents between Erie Indemnity Company and PNC Bank, National Association dated July 20, 2010.

10.128*	Amendment to Loan Documents between Erie Indemnity Company and PNC Bank, National Association dated December 22, 2010.

10.129*	Lease Agreement between Erie Insurance Exchange and Erie Indemnity Company dated January 1, 2011.

14	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1	Audited consolidated financial statements and accompanying footnote disclosures of Erie Indemnity Company for the fiscal years ended December 31, 2009 and 2008 conformed to reflect the amended guidance in ASC 810 Consolidation, which became effective January 1, 2010. Also included is the independent auditors’ report dual dated as of February 25, 2010 and May 6, 2010. Management’s Discussion and Analysis of Results of Operation for the fiscal year ended December 31, 2009 conformed to reflect these changes and the Controls and Procedures item. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on May 6, 2010.

99.2	Consent of Ernst &Young LLP. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on May 6, 2010.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	filed herewith