Form 10-Q
period 2011-03-31
ERIE INDEMNITY CO
filed 2011-05-05
CIK 922621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  X   No

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

Yes           No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 49,395,315 at April 29, 2011.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at April 29, 2011.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in millions, except per share data)

	Three months ended March 31,
	2011	2010
Revenues
Premiums earned	$1,030	$978
Net investment income	105	104
Net realized investment gains	149	125
Net impairment losses recognized in earnings	0	(2)
Equity in earnings of limited partnerships	72	3
Other income	9	8
Total revenues	1,365	1,216
Benefits and expenses
Insurance losses and loss expenses	706	761
Policy acquisition and underwriting expenses	247	227
Total benefits and expenses	953	988
Income from operations before income taxes and noncontrolling interest	412	228
Provision for income taxes	138	66
Net income	$274	$162

Less: Net income attributable to noncontrolling interest in consolidated entity - Exchange	230	115

Net income attributable to Indemnity	$44	$47

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$0.88	$0.92
Class A common stock – diluted	$0.78	$0.82
Class B common stock – basic and diluted	$126.48	$132.83

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	49,789,056	51,185,736
Class B common stock	2,546	2,546

Weighted average shares outstanding attributable to Indemnity– Diluted
Class A common stock	55,968,838	57,357,543
Class B common stock	2,546	2,546

Dividends declared per share
Class A common stock	$0.515	$0.48
Class B common stock	$77.25	$72.00

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in millions, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $506 and $257, respectively)	$513	$264
Equity securities (cost of $18 and $20, respectively)	22	24
Trading securities, at fair value (cost of $23 and $21, respectively)	29	28
Limited partnerships (cost of $200 and $202, respectively)	222	216
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,857 and $6,863, respectively)	7,254	7,279
Equity securities (cost of $519 and $503, respectively)	603	570
Trading securities, at fair value (cost of $1,847 and $1,773, respectively)	2,462	2,306
Limited partnerships (cost of $1,097 and $1,083, respectively)	1,153	1,108
Other invested assets	18	19
Total investments	12,277	11,815

Cash and cash equivalents (Exchange portion of $125 and $120, respectively)	211	430
Premiums receivable from policyholders (Exchange portion of $959 and $942, respectively)	959	942
Reinsurance recoverable (Exchange portion of $199 and $201, respectively)	199	201
Deferred acquisition costs (Exchange portion of $469 and $467, respectively)	469	467
Other assets (Exchange portion of $332 and $357, respectively)	438	489
Total assets	$14,553	$14,344
Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Deferred income taxes	$14	$26
Other liabilities	344	382
Exchange liabilities
Losses and loss expense reserves	3,559	3,584
Life policy and deposit contract reserves	1,615	1,603
Unearned premiums	2,093	2,082
Deferred income taxes	309	257
Other liabilities	68	76
Total liabilities	8,002	8,010

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; authorized 74,996,930 shares; 68,289,600 shares issued; 49,525,482 and 50,054,506 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 shares authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	16	8
Accumulated other comprehensive loss	(63)	(53)
Retained earnings	1,846	1,827
Total contributed capital and retained earnings	1,801	1,784
Treasury stock, at cost, 18,764,118 and 18,235,094 shares, respectively	(908)	(872)
Total Indemnity shareholders’ equity	893	912

Noncontrolling interest in consolidated entity – Exchange	5,658	5,422
Total equity	6,551	6,334
Total liabilities, shareholders’ equity and noncontrolling interest	$14,553	$14,344

See accompanying notes to Consolidated Financial Statements. See Note 14, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three months ended March 31,
	2011	2010
Accumulated other comprehensive loss:
Balance, beginning of period – Indemnity	$(53)	$(43)

Gross unrealized holding (losses) gains on investments arising during period	(1)	13
Unrealized gains transferred to noncontrolling interest (See Note 1)	(13)	–
Reclassification adjustment for gross gains included in net income	(1)	(4)
Unrealized (losses) gains on investments	(15)	9
Income tax benefit (expense) related to unrealized gains	5	(3)
Change in other comprehensive (loss) income, net of tax – Indemnity	(10)	6

Balance, end of period – Indemnity	$(63)	$(37)

Change in other comprehensive (loss) income, net of tax – Indemnity	$(10)	$ 6
Change in other comprehensive income, net of tax – Exchange	$ 6	$ 45
Change in other comprehensive (loss) income, net of tax – Erie Insurance Group	$ (4)	$ 51

Comprehensive income:
Net income – Erie Insurance Group	$274	$162
Change in other comprehensive (loss) income, net of tax – Erie Insurance Group	(4)	51
Unrealized gains transferred to noncontrolling interest, net of tax (See Note 1)	9	–
Total comprehensive income – Erie Insurance Group	279	213
Less: Noncontrolling interest in consolidated entity – Exchange	236	160
Total comprehensive income - Indemnity	$ 43	$ 53

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Premiums collected	$1,023	$ 965
Net investment income received	97	99
Limited partnership distributions	32	18
Service agreement fee received	8	8
Commissions and bonuses paid to agents	(178)	(169)
Losses paid	(598)	(622)
Loss expenses paid	(109)	(106)
Other underwriting and acquisition costs paid	(162)	(159)
Income taxes paid	(21)	(7)
Net cash provided by operating activities	92	27

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(752)	(525)
Preferred stock	(35)	(67)
Common stock	(421)	(249)
Limited partnerships	(29)	(30)
Sales/maturities of investments:
Fixed maturity sales	277	233
Fixed maturity calls/maturities	247	315
Preferred stock	25	29
Common stock	400	251
Sale of and returns on limited partnerships	26	3
Disposal (purchase) of property and equipment	7	(9)
Net collections on agent loans	1	0
Net cash used in investing activities	(254)	(49)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	22	33
Annuity and supplementary contract surrenders and withdrawals	(21)	(18)
Universal life deposits and interest	12	11
Universal life surrenders	(8)	(8)
Purchase of treasury stock	(36)	(3)
Dividends paid to shareholders	(26)	(25)
Net cash used in financing activities	(57)	(10)

Net decrease in cash and cash equivalents	(219)	(32)
Cash and cash equivalents at beginning of period	430	234
Cash and cash equivalents at end of period	$ 211	$ 202

See accompanying notes to Consolidated Financial Statements. See Note 14, “Indemnity Supplemental Information,” for supplemental cash flow information.

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

On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned property and casualty subsidiaries to the Exchange. All property and casualty and life insurance operations are owned by the Exchange, and Indemnity will continue to function as the management company.

Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells individual and group life insurance policies and fixed annuities. On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange for 95% of EFL’s GAAP book value per share as of this date.  Because Indemnity and the Exchange are deemed to be under common control, there was no gain or loss resulting from this sale.

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

Note 2.  Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Indemnity together with its affiliate companies in which Indemnity holds a majority voting or economic interest. In addition, we consolidate the Exchange as a variable interest entity for which Indemnity is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. Noncontrolling interests represent the ownership interests of the Exchange, all of which is held by parties other than Indemnity (i.e. the Exchange’s subscribers (policyholders)). Noncontrolling interests also include the Exchange subscribers’ ownership interest in EFL.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 24, 2011.

Presentation of assets and liabilities – While the assets of the Exchange are presented separately in the Consolidated Statements of Financial Position, the Exchange’s assets can only be used to satisfy the Exchange’s liabilities or for other unrestricted activities.  Accounting Standards Codification (“ASC”) 810, Consolidation, does not require separate presentation of the Exchange’s assets.  However, because the shareholders of Indemnity have no rights to the assets of the Exchange and, conversely, the Exchange has no rights to the assets of Indemnity, we have presented the invested assets of the Exchange separately on the Consolidated Statements of Financial Position along with the remaining consolidated assets reflecting the Exchange’s portion parenthetically. Liabilities are required under ASC 810, Consolidation, to be presented separately for the Exchange on the Consolidated Statements of Financial Position as the Exchange’s creditors do not have recourse to the general credit of Indemnity.

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

Adopted accounting pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  This guidance updated the disclosures on ASC 820, Fair Value Measurements and Disclosures.  The additional disclosures include the amounts and reasons for significant transfers between the levels in the fair value hierarchy, the expansion of fair market disclosures by each class of assets, disclosure of the policy for recognition of level transfers, and disclosure of the valuation techniques used for all Level 2 and Level 3 assets.  These disclosures were effective for periods beginning after December 15, 2009 and have been included in Note 6, “Fair Value.” An additional disclosure requirement to present purchases, sales, issuances, and settlements of Level 3 activity on a gross basis became effective with periods beginning after December 15, 2010.  The additional disclosures required by this guidance have been included in Note 6.

Pending accounting pronouncements

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The amendments in this update specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred.  These costs must be directly related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling.  The amendments also specify that advertising costs only should be included as deferred acquisition costs if the direct-response advertising criteria are met.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011 with either prospective or retrospective adoption permitted.  Although we have not performed a detailed analysis, the adoption method and impact of this update on the Company’s financial position, cash flows, or results of operations is expected to be immaterial.

Note 3.  Earnings Per Share

Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights. Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1.  Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards vested and not yet vested related to the outside directors’ stock compensation plan. Vested shares related to the outside directors’ compensation plan were included in the table below for the first time at December 31, 2010. The March 31, 2010 amounts have been updated to include these shares.  This had no impact on previously reported diluted earnings per share.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Three months ended March 31,
except share data)	2011			2010
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$44	49,789,056	$ 0.88	$47	51,185,736	$ 0.92
Dilutive effect of stock awards	0	69,382	–	0	61,407	–
Assumed conversion of Class B shares	0	6,110,400	–	0	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$44	55,968,838	$ 0.78	$47	57,357,543	$ 0.82
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 0	2,546	$126.48	$ 0	2,546	$132.83

Included in the diluted earnings per share calculations for the first quarters of 2011 and 2010, respectively, were 6,400 and 11,200 shares of stock-based awards not yet vested, 60,329 and 47,296 shares of awards vested related to our outside directors’ stock compensation plan, and 2,653 and 2,911 shares of awards not yet vested related to our outside directors’ stock compensation plan.

Note 4.  Variable Interest Entity

Exchange

The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which Indemnity serves as attorney-in-fact. Indemnity holds a variable interest in the Exchange due to the absence of decision-making capabilities by the equity owners (subscribers/policyholders) of the Exchange and due to the significance of the management fee the Exchange pays to Indemnity as its decision maker. As a result, Indemnity is deemed to have a controlling financial interest in the Exchange and is considered to be its primary beneficiary.

Consolidation of the Exchange’s financial results is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance. Indemnity earns management fee revenues from the Exchange for the services it provides as attorney-in-fact. Indemnity’s management fee revenues are based on all premiums written or assumed by the Exchange. Indemnity’s Board of Directors determines the management fee rate to be paid by the Exchange to Indemnity.  This rate cannot exceed 25% of the direct and affiliated assumed written premiums of the Exchange, as defined by the subscriber’s agreement signed by each policyholder. Management fee revenues and management fee expenses are eliminated upon consolidation.

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

Indemnity has not provided financial or other support to the Exchange for the reporting periods presented. At March 31, 2011, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange. Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

Note 5. Segment Information

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations. Accounting policies for segments are the same as those described in the summary of significant accounting policies. See Item 8. “Financial Statements and Supplementary Data, Note 2, Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 24, 2011. Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making. No single customer or agent provides 10% or more of revenues.

Our management operations segment consists of serving as attorney-in-fact for the Exchange. Indemnity operates in this capacity solely for the Exchange. We evaluate profitability of our management operations segment principally on the gross margin from management operations. Indemnity earns management fees from the Exchange for providing sales, underwriting and policy issuance services. Management fee revenue, which is eliminated in consolidation, is calculated as a percentage not to exceed 25% of all the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement. The Property and Casualty Group issues policies with annual terms only. Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time. Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.  Although these management fee revenues and expenses are eliminated in consolidation, the amount of the fee directly impacts the allocation of our consolidated net income between noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers (policyholders), and Indemnity’s interest, which earns the management fee revenue and represents Indemnity shareholder interest in net income.

Our property and casualty insurance operations segment includes personal and commercial lines.  Personal lines consist primarily of personal auto and homeowners and are marketed to individuals. Commercial lines consist primarily of commercial multi-peril, commercial auto and workers compensation and are marketed to small- and medium-sized businesses. Our property and casualty policies are sold by independent agents. Our property and casualty insurance underwriting operations are conducted through the Exchange and its subsidiaries and include assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary and ceded reinsurance business.  The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business.  We evaluate profitability of the property and casualty operations principally based on net underwriting results represented by the combined ratio.

Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty operations. We evaluate profitability of the life insurance segment principally based on segment net income, including investments, which for segment purposes are reflected in the investment operations segment. At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products. Through March 31, 2011, investment activities on life insurance-related assets generated revenues of $27 million resulting in EFL reporting income before income taxes of $13 million, before intercompany eliminations. Through March 31, 2010, investment activities on life insurance-related assets generated revenues of $27 million resulting in EFL reporting income before income taxes of $10 million, before intercompany eliminations.

The investment operations segment performance is evaluated based on appreciation of assets, rate of return and overall return. Investment-related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segments:

	Erie Insurance Group
	For the three months ended March 31, 2011
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,014	$ 16			$1,030
Net investment income				$108	$ (3)	105
Net realized investment gains				149		149
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				72		72
Management fee revenue	$251				(251)	–
Service agreement and other revenue	8		1			9
Total revenues	259	1,014	17	329	(254)	1,365
Cost of management operations	211				(211)	–
Insurance losses and loss expenses		683	24		(1)	706
Policy acquisition and underwriting expenses		282	7		(42)	247
Total benefits and expenses	211	965	31	–	(254)	953
Income (loss) before income taxes	48	49	(14)	329	–	412
Provision (benefit) for income taxes	17	17	(5)	109	–	138
Net income (loss)	$ 31	$ 32	$ (9)	$220	$ –	$ 274

	Erie Insurance Group
	For the three months ended March 31, 2010
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$ 962	$ 16			$ 978
Net investment income				$107	$ (3)	104
Net realized investment gains				125		125
Net impairment losses recognized in earnings				(2)		(2)
Equity in earnings of limited partnerships				3		3
Management fee revenue	$237				(237)	–
Service agreement and other revenue	8		0			8
Total revenues	245	962	16	233	(240)	1,216
Cost of management operations	192				(192)	–
Insurance losses and loss expenses		738	24		(1)	761
Policy acquisition and underwriting expenses		265	9		(47)	227
Total benefits and expenses	192	1,003	33	–	(240)	988
Income (loss) before income taxes	53	(41)	(17)	233	–	228
Provision (benefit) for income taxes	18	(14)	(6)	68	–	66
Net income (loss)	$ 35	$ (27)	$ (11)	$165	$ –	$ 162

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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at March 31, 2011:

	Erie Insurance Group
	March 31, 2011
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$ 10	$ 0	$ 10	$0
U.S. government sponsored enterprises	9	0	9	0
Municipal securities	222	0	222	0
U.S. corporate debt – non-financial	78	0	78	0
U.S. corporate debt – financial	107	0	107	0
Foreign corporate debt – non-financial	21	0	21	0
Foreign corporate debt – financial	30	0	30	0
Structured securities:
Asset-backed securities – auto loans	12	0	12	0
Collateralized debt obligations	4	0	0	4
Commercial mortgage-backed	20	0	20	0
Total fixed maturities	513	0	509	4
Equity securities:
U.S. nonredeemable preferred securities:
Financial	9	5	4	0
Non-financial	12	6	6	0
Foreign nonredeemable preferred securities:
Non-financial	1	0	1	0
Total equity securities	22	11	11	0
Total available-for-sale securities	535	11	520	4
Trading securities:
Common stock	29	29	0	0
Total trading securities	29	29	0	0
Total – Indemnity	$564	$40	$520	$4

	Erie Insurance Group
	March 31, 2011
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$ 11	$ 11	$ 0	$ 0
U.S. government sponsored enterprises	70	0	70	0
Foreign government	21	0	21	0
Municipal securities	1,436	0	1,432	4
U.S. corporate debt – non-financial	2,452	6	2,437	9
U.S. corporate debt – financial	1,934	6	1,926	2
Foreign corporate debt – non-financial	530	0	530	0
Foreign corporate debt – financial	365	0	365	0
Structured securities:
Asset-backed securities – auto loans	36	0	36	0
Asset-backed securities – other	14	0	9	5
Collateralized debt obligations	71	0	41	30
Commercial mortgage-backed	81	0	81	0
Residential mortgage-backed:
Government sponsored enterprises	216	0	216	0
Non-government sponsored enterprises	17	0	17	0
Total fixed maturities	7,254	23	7,181	50
Equity securities:
U.S. nonredeemable preferred securities:
Financial	391	107	276	8
Non-financial	144	48	96	0
Government sponsored enterprises	1	1	0	0
Foreign nonredeemable preferred securities:
Financial	58	17	41	0
Non-financial	9	0	9	0
Total equity securities	603	173	422	8
Total available-for-sale securities	7,857	196	7,603	58
Trading securities:
Common stock	2,462	2,449	0	13
Total trading securities	2,462	2,449	0	13
Total – Exchange	$10,319	$2,645	$7,603	$71
Total – Erie Insurance Group	$10,883	$2,685	$8,123	$75

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2011
Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt – financial	$ 0	$0	$0	$0	$0	$0	$ 0
Collateralized debt obligations	4	0	0	0	0	0	4
Total fixed maturities	4	0	0	0	0	0	4
Equity securities:
U.S. nonredeemable – financial	0	0	0	0	0	0	0
Total equity securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$0	$0	$0	$0	$ 4
Exchange
Available-for-sale securities:
Fixed maturities:
Municipal Securities	$ 4	$0	$0	$0	$0	$0	$ 4
U.S. corporate debt – non-financial	9	0	0	0	0	0	9
U.S. corporate debt – financial	2	0	0	0	0	0	2
Asset-backed securities – other	10	0	0	0	5	0	5
Collateralized debt obligations	30	0	0	0	0	0	30
Total fixed maturities	55	0	0	0	5	0	50
Equity securities:
U.S. nonredeemable – financial	7	0	1	0	0	0	8
Total equity securities	7	0	1	0	0	0	8
Trading securities:
Common stock	12	1	0	0	0	0	13
Total Trading securities	12	1	0	0	0	0	13
Total Level 3 assets – Exchange	$74	$1	$1	$0	$5	$0	$71
Total Level 3 assets – Erie Insurance Group	$78	$1	$1	$0	$5	$0	$75

(1)   Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations. There was $1 million in unrealized gains included in earnings for the three months ended March 31, 2011 on Level 3 securities.

(2)   Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. There were no significant transfers in and out of Level 3.  Transfers in and out of levels are recognized at the end of the period.

There were no significant transfers between levels 1 and 2 for the three months ended March 31, 2011.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31, 2010:

	Erie Insurance Group
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$ 25	$ 25	$ 0	$ 0
Municipal securities	197	0	197	0
U.S. corporate debt – non-financial	12	0	12	0
U.S. corporate debt – financial	26	0	26	0
Structured securities:
Collateralized debt obligations	4	0	0	4
Total fixed maturities	264	25	235	4
Equity securities:
U.S. nonredeemable preferred securities:
Financial	11	5	6	0
Non-financial	12	6	6	0
Foreign nonredeemable preferred securities:
Non-financial	1	0	1	0
Total equity securities	24	11	13	0
Total available-for-sale securities	288	36	248	4
Trading securities:
Common stock	28	28	0	0
Total trading securities	28	28	0	0
Total – Indemnity	$ 316	$ 64	$ 248	$ 4
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. treasuries and government agencies	$ 12	$ 12	$ 0	$ 0
U.S. government sponsored enterprises	75	0	75	0
Foreign government	21	0	21	0
Municipal securities	1,471	0	1,467	4
U.S. corporate debt – non-financial	2,535	6	2,520	9
U.S. corporate debt – financial	1,897	6	1,889	2
Foreign corporate debt – non-financial	449	0	449	0
Foreign corporate debt – financial	382	0	382	0
Structured securities:
Asset-backed securities – auto loans	38	0	38	0
Asset-backed securities – other	19	0	9	10
Collateralized debt obligations	70	0	40	30
Commercial mortgage-backed	86	0	86	0
Residential mortgage-backed:
Government sponsored enterprises	205	0	205	0
Non-government sponsored enterprises	19	0	19	0
Total fixed maturities	7,279	24	7,200	55
Equity securities:
U.S. nonredeemable preferred securities:
Financial	373	102	264	7
Non-financial	133	48	85	0
Government sponsored enterprises	0	0	0	0
Foreign nonredeemable preferred securities:
Financial	55	16	39	0
Non-financial	9	0	9	0
Total equity securities	570	166	397	7
Total available-for-sale securities	7,849	190	7,597	62
Trading securities:
Common stock	2,306	2,294	0	12
Total trading securities	2,306	2,294	0	12
Total – Exchange	$10,155	$2,484	$7,597	$74
Total – Erie Insurance Group	$10,471	$2,548	$7,845	$78

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2009	Included in earnings (1)	Included in other comprehensive income	Purchases, sales and adjustments	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2010
Indemnity
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt – financial	$ 2	$0	$ 0	$ 0	$ 0	$ 2
Collateralized debt obligations	8	0	1	0	0	9
Total fixed maturities	10	0	1	0	0	11
Equity securities:
U.S. nonredeemable – financial	1	0	1	0	0	2
Total equity securities	1	0	1	0	0	2
Total Level 3 assets – Indemnity	$11	$0	$ 2	$ 0	$ 0	$ 13
Exchange
Available-for-sale securities:
Fixed maturities:
U.S. corporate debt – non-financial	$17	$0	$ 0	$(7)	$(1)	$ 9
Asset backed securities – other	5	0	0	0	0	5
Collateralized debt obligations	49	1	7	0	13	70
Total fixed maturities	71	1	7	(7)	12	84
Equity securities:
U.S. nonredeemable – financial	4	0	1	0	0	5
Total equity securities	4	0	1	0	0	5
Trading securities:
Common stock	9	1	0	0	0	10
Total trading securities	9	1	0	0	0	10
Total Level 3 assets – Exchange	$84	$2	$ 8	$(7)	$12	$ 99
Total Level 3 assets – Erie Insurance Group	$95	$2	$10	$(7)	$12	$112

(1)

Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statements of Operations. There was $1 million in unrealized gains included in earnings for the three months ended March 31, 2010 on Level 3 securities.

(2)

Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. There were no significant transfers in and out of Level 3. Transfers in and out of levels are recognized at the end of the period.

There were no significant transfers between levels 1 and 2 for the three months ended March 31, 2010.

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service.  The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets.  In limited circumstances we adjust the price received from the pricing service when, in our judgment, a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions. At March 31, 2011, we adjusted some prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes.

The following table displays the number and values of these adjustments for the three months ended March 31, 2011:

(dollars in millions)	Number of holdings	Value of securities using pricing service	Value of securities used in the financial statements
Exchange	10	$21	$19
Total – Erie Insurance Group		$21	$19

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

When a price from the pricing service is not available, values are determined by obtaining non-binding broker quotes and/or market comparables.  When available, we obtain multiple quotes for the same security.  The ultimate value for these securities is determined based on our best estimate of fair value using corroborating market information.  Our evaluation includes the consideration of benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

For certain structured securities in an illiquid market, there may be no prices available from a pricing service and no comparable market quotes available.  In these situations, we value the security using an internally-developed risk-adjusted discounted cash flow model.

The following table sets forth the fair value of the consolidated fixed maturity and preferred and common stock securities by pricing source:

	Erie Insurance Group
	March 31, 2011
(in millions)	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturity securities:
Priced via pricing services	$ 499	$ 0	$ 499	$ 0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	14	0	10	4
Total fixed maturity securities	513	0	509	4
Preferred stock securities:
Priced via pricing services	20	11	9	0
Priced via market comparables/non-binding broker quote (1)	2	0	2	0
Priced via internal modeling (2)	0	0	0	0
Total preferred stock securities	22	11	11	0
Common stock securities:
Priced via pricing services	29	29	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	0	0	0	0
Total common stock securities	29	29	0	0
Total available-for-sale/trading securities – Indemnity	$ 564	$ 40	$ 520	$ 4
Exchange
Fixed maturity securities:
Priced via pricing services	$ 7,097	$ 23	$7,074	$ 0
Priced via market comparables/non-binding broker quote (1)	107	0	107	0
Priced via internal modeling (2)	50	0	0	50
Total fixed maturity securities	7,254	23	7,181	50
Preferred stock securities:
Priced via pricing services	574	173	401	0
Priced via market comparables/non-binding broker quote (1)	29	0	21	8
Priced via internal modeling (2)	0	0	0	0
Total preferred stock securities	603	173	422	8
Common stock securities:
Priced via pricing services	2,449	2,449	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	13	0	0	13
Total common stock securities	2,462	2,449	0	13
Total available-for-sale/trading securities – Exchange	10,319	2,645	7,603	71
Total available-for-sale/trading securities – Erie Insurance Group	$10,883	$2,685	$8,123	$75

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)	Internal modeling using a discounted cash flow model was performed on 14 fixed maturities and 3 common equity securities representing less than 0.6% of the total portfolio of the Erie Insurance Group.

We have no assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2011.

Note 7.  Investments

The following tables summarize the cost and fair value of our available-for-sale securities at March 31, 2011 and December 31, 2010:

	Erie Insurance Group
	March 31, 2011
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Fixed maturities:
U.S. treasuries and government agencies	$ 10	$ 0	$ 0	$ 10
U.S. government sponsored enterprises	9	0	0	9
Municipal securities	219	5	2	222
U.S. corporate debt – non-financial	77	1	0	78
U.S. corporate debt – financial	104	3	0	107
Foreign corporate debt – non-financial	21	0	0	21
Foreign corporate debt – financial	30	0	0	30
Structured securities:
Asset-backed securities – auto loans	12	0	0	12
Collateralized debt obligations	4	0	0	4
Commercial mortgage-backed	20	0	0	20
Total fixed maturities	506	9	2	513
Equity securities:
U.S. nonredeemable preferred securities:
Financial	6	3	0	9
Non-financial	11	1	0	12
Foreign nonredeemable preferred securities:
Non-financial	1	0	0	1
Total equity securities	18	4	0	22
Total available-for-sale securities – Indemnity	$ 524	$ 13	$ 2	$ 535
Exchange
Fixed maturities:
U.S. treasuries and government agencies	$ 10	$ 1	$ 0	$ 11
U.S. government sponsored enterprises	69	1	0	70
Foreign government	20	1	0	21
Municipal securities	1,407	39	10	1,436
U.S. corporate debt – non-financial	2,287	169	4	2,452
U.S. corporate debt – financial	1,800	139	5	1,934
Foreign corporate debt – non-financial	493	37	0	530
Foreign corporate debt – financial	351	15	1	365
Structured securities:
Asset-backed securities – auto loans	34	2	0	36
Asset-backed securities – other	13	1	0	14
Collateralized debt obligations	69	7	5	71
Commercial mortgage-backed	78	3	0	81
Residential mortgage-backed:
Government sponsored enterprises	209	8	1	216
Non-government sponsored enterprises	17	0	0	17
Total fixed maturities	6,857	423	26	7,254
Equity securities:
U.S. nonredeemable preferred securities:
Financial	325	67	1	391
Non-financial	136	9	1	144
Government sponsored enterprises	0	1	0	1
Foreign nonredeemable preferred securities:
Financial	50	8	0	58
Non-financial	8	1	0	9
Total equity securities	519	86	2	603
Total available-for-sale securities – Exchange	$7,376	$509	$28	$7,857
Total available-for-sale securities – Erie Insurance Group	$7,900	$522	$30	$8,392

	Erie Insurance Group
	December 31, 2010
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Fixed maturities:
U.S. treasuries and government agencies	$ 25	$ 0	$ 0	$ 25
U.S. government sponsored enterprises	0	0	0	0
Municipal securities	193	6	2	197
U.S. corporate debt – non-financial	12	0	0	12
U.S. corporate debt – financial	24	2	0	26
Structured securities:
Collateralized debt obligations	3	1	0	4
Total fixed maturities	257	9	2	264
Equity securities:
U.S. nonredeemable preferred securities:
Financial	8	3	0	11
Non-financial	11	1	0	12
Foreign nonredeemable preferred securities:
Non-financial	1	0	0	1
Total equity securities	20	4	0	24
Total available-for-sale securities – Indemnity	$ 277	$ 13	$ 2	$ 288
Exchange
Fixed maturities:
U.S. treasuries and government agencies	$ 11	$ 1	$ 0	$ 12
U.S. government sponsored enterprises	74	1	0	75
Foreign government	20	1	0	21
Municipal securities	1,437	43	9	1,471
U.S. corporate debt – non-financial	2,354	186	5	2,535
U.S. corporate debt – financial	1,767	137	7	1,897
Foreign corporate debt – non-financial	415	34	0	449
Foreign corporate debt – financial	364	20	2	382
Structured securities:
Asset-backed securities – auto loans	36	2	0	38
Asset-backed securities – other	18	1	0	19
Collateralized debt obligations	69	6	5	70
Commercial mortgage-backed	82	5	1	86
Residential mortgage-backed:
Government sponsored enterprises	196	9	0	205
Non-government sponsored enterprises	20	0	1	19
Total fixed maturities	6,863	446	30	7,279
Equity securities:
U.S. nonredeemable preferred securities:
Financial	317	58	2	373
Non-financial	126	9	2	133
Government sponsored enterprises	0	0	0	0
Foreign nonredeemable preferred securities:
Financial	52	6	3	55
Non-financial	8	1	0	9
Total equity securities	503	74	7	570
Total available-for-sale securities – Exchange	$7,366	$520	$37	$7,849
Total available-for-sale securities – Erie Insurance Group	$7,643	$533	$39	$8,137

The amortized cost and estimated fair value of fixed maturities at March 31, 2011, are shown below by remaining contractual term to maturity. Mortgage-backed securities are allocated based on their stated maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	Amortized	Estimated
(in millions)	cost	fair value
Indemnity
Due in one year or less	$ 131	$ 134
Due after one year through five years	231	235
Due after five years through ten years	59	60
Due after ten years	85	84
Total fixed maturities – Indemnity	$ 506	$ 513
Exchange
Due in one year or less	$ 310	$ 329
Due after one year through five years	2,421	2,563
Due after five years through ten years	2,766	2,952
Due after ten years	1,360	1,410
Total fixed maturities – Exchange	$6,857	$7,254
Total fixed maturities – Erie Insurance Group	$7,363	$7,767

Fixed maturities and equity securities in a gross unrealized loss position at March 31, 2011 are as follows for Indemnity.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	March 31, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	Value	losses	holdings
Fixed maturities:
U.S. treasuries and government agencies	$ 10	$0	$0	$0	$ 10	$0	1
Municipal securities	61	2	1	0	62	2	28
U.S. corporate debt – non-financial	63	0	0	0	63	0	8
U.S. corporate debt – financial	39	0	0	0	39	0	7
Foreign corporate debt – financial	20	0	0	0	20	0	3
Structured securities:
Asset-backed securities – auto loans	7	0	0	0	7	0	1
Commercial mortgage-backed	20	0	0	0	20	0	3
Total fixed maturities – Indemnity	$220	$2	$1	$0	$221	$2	51
Equity securities:
U.S. nonredeemable preferred securities:
Non-financial	3	0	0	0	3	0	1
Total equity securities – Indemnity	$ 3	$0	$0	$0	$ 3	$0	1

Quality breakdown of fixed maturities:
Investment grade	$220	$2	$1	$0	$221	$2	51
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$220	$2	$1	$0	$221	$2	51

Fixed maturities and equity securities in a gross unrealized loss position at March 31, 2011 are as follows for the Exchange.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	March 31, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Exchange	value	losses	value	losses	Value	losses	holdings
Fixed maturities:
U.S. treasuries and government agencies	$ 2	$ 0	$ 0	$0	$ 2	$ 0	1
U.S. government sponsored enterprises	34	0	0	0	34	0	5
Foreign government	10	0	0	0	10	0	1
Municipal securities	329	9	5	1	334	10	66
U.S. corporate debt – non-financial	223	4	10	0	233	4	40
U.S. corporate debt – financial	206	2	48	3	254	5	46
Foreign corporate debt – non-financial	26	0	5	0	31	0	7
Foreign corporate debt – financial	44	1	7	0	51	1	7
Structured securities:
Asset-backed – other
Collateralized debt obligations	0	0	32	5	32	5	5
Commercial mortgage-backed	0	0	7	0	7	0	1
Residential mortgage-backed:
Government sponsored enterprises	27	1	0	0	27	1	3
Non-government sponsored enterprises	0	0	4	0	4	0	1
Total fixed maturities – Exchange	$901	$17	$118	$9	$1,019	$26	183
Equity securities:
U.S. nonredeemable preferred securities:
Financial	$ 15	$ 0	$ 13	$1	$ 28	$ 1	4
Non-financial	25	0	15	1	40	1	4
Foreign nonredeemable preferred securities:
Financial	0	0	7	0	7	0	2
Total equity securities – Exchange	$ 40	$ 0	$ 35	$2	$ 75	$ 2	10

Quality breakdown of fixed maturities:
Investment grade	$874	$17	$103	$8	$ 977	$25	169
Non-investment grade	27	0	15	1	42	1	14
Total fixed maturities – Exchange	$901	$17	$118	$9	$1,019	$26	183

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

	Erie Insurance Group
	December 31, 2010
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Fixed maturities:
U.S. government sponsored enterprises	$25	$0	$0	$0	$25	$0	1
Municipal securities	39	2	1	0	40	2	20
U.S. corporate debt – non-financial	11	0	0	0	11	0	1
U.S. corporate debt – financial	20	0	0	0	20	0	2
Total fixed maturities – Indemnity	$95	$2	$1	$0	$96	$2	24
Equity securities:
U.S. nonredeemable preferred securities:
Non-financial	$ 3	$0	$0	$0	$ 3	$0	1
Total equity securities – Indemnity	$ 3	$0	$0	$0	$ 3	$0	1

Quality breakdown of fixed maturities:
Investment grade	$95	$2	$1	$0	$96	$2	24
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$95	$2	$1	$0	$96	$2	24

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2010 are as follows for the Exchange.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	December 31, 2010
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Exchange	value	losses	value	losses	value	losses	holdings
Fixed maturities:
U.S. treasuries and government agencies	$ 2	$ 0	$ 0	$ 0	$ 2	$ 0	1
U.S. government sponsored enterprises	20	0	0	0	20	0	2
Foreign government	10	0	0	0	10	0	1
Municipal securities	299	8	5	1	304	9	59
U.S. corporate debt – non-financial	217	4	36	1	253	5	43
U.S. corporate debt – financial	141	2	85	5	226	7	47
Foreign corporate debt – non-financial	8	0	16	0	24	0	5
Foreign corporate debt – financial	32	2	7	0	39	2	6
Structured securities:
Collateralized debt obligations	1	0	33	5	34	5	6
Commercial mortgage-backed	0	0	12	1	12	1	2
Residential mortgage-backed:
Government sponsored enterprises	6	0	0	0	6	0	2
Non-government sponsored enterprises	0	0	7	1	7	1	2
Total fixed maturities – Exchange	$736	$ 16	$201	$14	$937	$30	176
Equity securities:
U.S. nonredeemable preferred securities:
Financial	$ 25	$ 0	$ 24	$ 2	$ 49	$ 2	6
Non-financial	14	1	20	1	34	2	4
Foreign nonredeemable preferred securities:
Financial	6	1	15	2	21	3	5
Total equity securities – Exchange	$ 45	$ 2	$ 59	$ 5	$104	$ 7	15

Quality breakdown of fixed maturities:
Investment grade	$703	$ 16	$155	$11	$858	$27	154
Non-investment grade	33	0	46	3	79	3	22
Total fixed maturities – Exchange	$736	$ 16	$201	$14	$937	$30	176

Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
	Three months ended March 31,
(in millions)	2011	2010
Indemnity
Fixed maturities	$ 3	$ 8
Equity securities	1	1
Cash equivalents and other	0	0
Total investment income	4	9
Less: investment expenses	0	0
Investment income, net of expenses – Indemnity	$ 4	$ 9
Exchange
Fixed maturities	$ 92	$ 86
Equity securities	18	16
Cash equivalents and other	0	0
Total investment income	110	102
Less: investment expenses	9	7
Investment income, net of expenses – Exchange	$101	$ 95
Investment income, net of expenses – Erie Insurance Group	$105	$104

Dividend income is recognized as earned and recorded to net investment income.

Realized gains (losses) on Indemnity’s investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
Indemnity	2011	2010
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 0	$ 2
Gross realized losses	0	0
Net realized gains	0	2
Equity securities:
Gross realized gains	1	0
Gross realized losses	0	0
Net realized gains	1	0
Trading securities:
Common stock:
Gross realized gains	1	1
Gross realized losses	0	0
Valuation adjustments	(1)	2
Net realized gains	0	3
Net realized gains on investments – Indemnity	$ 1	$ 5

Realized gains (losses) on the Exchange’s investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
Exchange	2011	2010
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 25	$ 21
Gross realized losses	(12)	(9)
Net realized gains	13	12
Equity securities:
Gross realized gains	6	4
Gross realized losses	(1)	0
Net realized gains	5	4
Trading securities:
Common stock:
Gross realized gains	56	45
Gross realized losses	(8)	(12)
Valuation adjustments	82	71
Net realized gains	130	104
Net realized gains on investments – Exchange	$148	$120
Net realized gains on investments – Erie Insurance Group	$149	$125

The components of other-than-temporary impairments on investments are included below.

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2011	2010
Indemnity
Fixed maturities	$ 0	$ 0
Equity securities	0	0
Total	0	0
Portion recognized in other comprehensive income	0	0
Net impairment losses recognized in earnings – Indemnity	$ 0	$ 0
Exchange
Fixed maturities	$ 0	$ (2)
Equity securities	0	0
Total	0	(2)
Portion recognized in other comprehensive income	0	0
Net impairment losses recognized in earnings – Exchange	$ 0	$ (2)
Net impairment losses recognized in earnings – Erie Insurance Group	$ 0	$ (2)

In considering if fixed maturity securities were credit-impaired, some of the factors considered include: potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired fixed maturity securities, therefore the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.

Limited partnerships

Our limited partnership investments are recorded using the equity method of accounting. As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2011 are comprised of general partnership financial results for the fourth quarter of 2010. Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2011. Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the three months ended March 31, 2011 and for the year ended December 31, 2010. Amounts provided in the table are presented using the latest available financial statements received from the partnerships. Limited partnership financial information has been presented based on the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2011 include the general partnership financial results for the fourth quarter of 2010.

(dollars in millions)	As of and for the three months ended March 31, 2011
Investment percentage in partnership for Erie Insurance Group	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 82	$ 5	$ 1
Greater than or equal to 10% but less than 50%	3	8	0	1
Greater than 50%	0	0	0	0
Total private equity	29	90	5	2
Mezzanine debt:
Less than 10%	11	29	0	2
Greater than or equal to 10% but less than 50%	3	15	0	0
Greater than 50%	1	2	0	0
Total mezzanine debt	15	46	0	2
Real estate:
Less than 10%	12	60	2	0
Greater than or equal to 10% but less than 50%	4	16	0	0
Greater than 50%	4	10	0	0
Total real estate	20	86	2	0
Total limited partnerships – Indemnity	64	$ 222	$ 7	$ 4

Exchange
Private equity:
Less than 10%	41	$ 547	$26	$11
Greater than or equal to 10% but less than 50%	3	35	(1)	4
Greater than 50%	0	0	0	0
Total private equity	44	582	25	15
Mezzanine debt:
Less than 10%	14	141	(1)	7
Greater than or equal to 10% but less than 50%	3	42	1	0
Greater than 50%	3	32	0	1
Total mezzanine debt	20	215	0	8
Real estate:
Less than 10%	25	263	14	(3)
Greater than or equal to 10% but less than 50%	6	55	1	0
Greater than 50%	4	38	1	0
Total real estate	35	356	16	(3)
Total limited partnerships – Exchange	99	$1,153	$41	$20
Total limited partnerships – Erie Insurance Group		$1,375	$48	$24

Per the limited partner financial statements, total partnership assets were $52 billion and total partnership liabilities were $5 billion at March 31, 2011 (as recorded in the December 31, 2010 limited partnership financial statements). For the three month period comparable to that presented in the preceding table (fourth quarter 2010), total partnership valuation adjustment gains were $2 billion and total partnership net income was $830 million.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2010 include the general partnership results for the fourth quarter of 2009 and the first three quarters of 2010.

(dollars in millions)	As of and for the year ended December 31, 2010
Investment percentage in partnership for Erie Insurance Group	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 78	$ 4	$ 7
Greater than or equal to 10% but less than 50%	3	8	3	0
Greater than 50%	0	0	0	0
Total private equity	29	86	7	7
Mezzanine debt:
Less than 10%	11	30	4	3
Greater than or equal to 10% but less than 50%	3	15	2	(2)
Greater than 50%	1	2	0	0
Total mezzanine debt	15	47	6	1
Real estate:
Less than 10%	12	59	30	(31)
Greater than or equal to 10% but less than 50%	4	14	10	(10)
Greater than 50%	4	10	4	(3)
Total real estate	20	83	44	(44)
Total limited partnerships – Indemnity	64	$ 216	$ 57	$(36)

Exchange
Private equity:
Less than 10%	41	$ 517	$ 28	$40
Greater than or equal to 10% but less than 50%	3	38	10	0
Greater than 50%	0	0	0	(1)
Total private equity	44	555	38	39
Mezzanine debt:
Less than 10%	14	142	12	13
Greater than or equal to 10% but less than 50%	3	41	2	(2)
Greater than 50%	3	31	0	2
Total mezzanine debt	20	214	14	13
Real estate:
Less than 10%	25	250	(11)	10
Greater than or equal to 10% but less than 50%	6	52	7	(7)
Greater than 50%	4	37	15	(11)
Total real estate	35	339	11	(8)
Total limited partnerships – Exchange	99	$1,108	$ 63	$44
Total limited partnerships – Erie Insurance Group		$1,324	$120	$ 8

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

See also Note 12, “Commitments and Contingencies,” for investment commitments related to limited partnerships.

Note 8.  Bank Line of Credit

As of March 31, 2011, Indemnity has available a $100 million line of credit that expires on December 31, 2011.  There were no borrowings outstanding on the line of credit as of March 31, 2011.  Bonds with a fair value of $134 million are pledged as collateral on the line at March 31, 2011.

As of March 31, 2011, the Exchange has available a $200 million revolving line of credit that expires on September 30, 2012.  There were no borrowings outstanding on the line of credit as of March 31, 2011. Bonds with a fair value of $258 million are pledged as collateral on the line at March 31, 2011.

Securities pledged as collateral on both lines have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of March 31, 2011. The banks require compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange’s line of credit and minimum net worth and leverage ratios for Indemnity’s line of credit. We are in compliance with all covenants at March 31, 2011.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2011, we recorded a net deferred tax liability of $323 million on our Consolidated Statements of Financial Position. Of this amount, $309 million is attributable to the Exchange and $14 million is attributable to Indemnity. There was no deferred tax valuation allowance recorded at March 31, 2011. Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues as described in FASB ASC 740, Income Taxes.  Given that these amounts represent 99% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and Exchange when the investment related permanent differences are considered using FASB ASC 740.

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

We offer a noncontributory defined benefit pension plan that covers substantially all employees. This is the largest benefit plan we offer. We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group. The components of net periodic benefit cost for our pension benefits are:

(in millions)	Three months ended March 31,
	2011	2010
Service cost	$4	$ 4
Interest cost	6	5
Expected return on plan assets	(7)	(6)
Amortization of prior service cost	0	0
Amortization of actuarial loss	2	1
Net periodic benefit cost	$5	$ 4

Note 11.  Reconciliation of Shareholders’ Equity

A reconciliation of shareholders’ equity follows for the year-to-date December 31, 2010 and March 31, 2011:

(in millions, except per share data)	Indemnity shareholders’ interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2009	$902	$4,823	$5,725
Comprehensive income:
Net income	162	498	660
Other comprehensive income, net of tax:
Unrealized gains on securities	9	101	110
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries	(15)	–	(15)
Postretirement plans:
Amortization of prior service cost	0	–	0
Amortization of net actuarial loss	2	–	2
Net actuarial loss during year	(6)	–	(6)
Loss due to plan changes during year	0	–	0
Curtailment/settlement loss arising during year	0	–	0
Postretirement plans	(4)	–	(4)
Other comprehensive (loss) income, net of tax	(10)	101	91
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries, net of tax	15	–	15
Comprehensive income	167	599	766
Purchase of treasury stock	(58)	–	(58)
Dividends declared:
Class A $1.995 per share	(99)	–	(99)
Class B $293.25 per share	0	–	0
Balance at December 31, 2010	$912	$5,422	$6,334
Comprehensive income:
Net income	44	230	274
Other comprehensive income, net of tax:
Unrealized (loss) gains on securities	(1)	6	5
Reclassification of unrealized gain on sale of EFL	(9)	–	(9)
Other comprehensive (loss) income, net of tax	(10)	6	(4)
Reclassification of unrealized gain on sale of EFL, net of tax	9	–	9
Comprehensive income	43	236	279
Purchase of treasury stock	(36)	–	(36)
Dividends declared:
Class A $0.515 per share	(26)	–	(26)
Class B $77.25 per share	0	–	0
Balance at March 31, 2011	$893	$5,658	$6,551

Note 12.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $47 million related to its limited partnership investments at March 31, 2011. These commitments are split between private equity securities of $20 million, real estate activities of $15 million and mezzanine debt securities of $12 million. These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $429 million related to its limited partnership investments at March 31, 2011. These commitments are split between private equity securities of $170 million, real estate activities of $132 million and mezzanine debt securities of $127 million. These commitments will be funded as required by the partnership agreements.

We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition, operations or cash flows.

Note 13.  Statutory Information

Cash and securities with a carrying value of $14 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at March 31, 2011 and December 31, 2010.

Note 14.  Indemnity Supplemental Information

	Consolidating Statement of Financial Position
	March 31, 2011
	Indemnity	Exchange	Reclassifications	Erie
(in millions)	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$513	$7,254	$ –	$7,767
Equity securities	22	603	–	625
Trading securities, at fair value	29	2,462	–	2,491
Limited partnerships	222	1,153	–	1,375
Other invested assets	1	18	–	19
Total investments	787	11,490	–	12,277
Cash and cash equivalents	86	125	–	211
Premiums receivable from policyholders	–	959	–	959
Reinsurance recoverable	–	199	–	199
Deferred acquisition costs	–	469	–	469
Other assets	106	332	–	438
Receivables from Exchange and other affiliates	239	–	(239)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,243	$13,574	$(264)	$14,553
Liabilities
Losses and loss expense reserves	$ –	$3,559	$ –	$3,559
Life policy and deposit contract reserves	–	1,615	–	1,615
Unearned premiums	–	2,093	–	2,093
Deferred income taxes	14	309	–	323
Other liabilities	336	340	(264)	412
Total liabilities	350	7,916	(264)	8,002
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	893	–	–	893
Noncontrolling interest in consolidated entity – Exchange	–	5,658	–	5,658
Total equity	893	5,658	–	6,551
Total liabilities, shareholders’ equity and noncontrolling interest	$1,243	$13,574	$(264)	$14,553

	Consolidating Statement of Financial Position
	December 31, 2010
	Indemnity	Exchange	Reclassifications	Erie
(in millions)	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 264	$ 7,279	$ –	$ 7,543
Equity securities	24	570	–	594
Trading securities, at fair value	28	2,306	–	2,334
Limited partnerships	216	1,108	–	1,324
Other invested assets	1	19	–	20
Total investments	533	11,282	–	11,815
Cash and cash equivalents	310	120	–	430
Premiums receivable from policyholders	–	942	–	942
Reinsurance recoverable	–	201	–	201
Deferred acquisition costs	–	467	–	467
Other assets	132	357	–	489
Receivables from Exchange and other affiliates	232	–	(232)	–
Note receivable from EFL	25	–	(25)	–
Equity in EFL(1)	80	–	(80)	–
Total assets	$1,312	$13,369	$(337)	$14,344
Liabilities
Losses and loss expense reserves	$ –	$ 3,584	$ –	$ 3,584
Life policy and deposit contract reserves	–	1,603	–	1,603
Unearned premiums	–	2,082	–	2,082
Deferred income taxes	26	257	–	283
Other liabilities	374	341	(257)	458
Total liabilities	400	7,867	(257)	8,010
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	912	–	–	912
Noncontrolling interest in consolidated entity – Exchange	–	5,502	(80)	5,422
Total equity	912	5,502	(80)	6,334
Total liabilities, shareholders’ equity and noncontrolling interest	$1,312	$13,369	$(337)	$14,344

(1)        On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange. (See Note 1, “Nature of Operations”.)

Receivable from EFL

Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually.  EFL accrued interest to Indemnity of $0.4 million in each of the first quarters ended March 31, 2011 and 2010.

	Income attributable to Indemnity shareholder interest
			Three months ended March 31,
(in millions)	Percent		2011	2010
Management operations:
Management fee revenue, net	100.0%		$251	$237
Service agreement revenue	100.0%		8	8
Total revenue from management operations			259	245
Cost of management operations	100.0%		211	192
Income from management operations before taxes			48	53
Property and casualty insurance operations: (2)
Net premiums earned	5.5%	(2)	–	53
Losses and loss expenses	5.5%	(2)	–	40
Policy acquisition and other underwriting expenses	5.5%	(2)	–	15
Loss from property and casualty insurance operations before taxes			–	(2)
Life insurance operations: (1)
Total revenue	21.6%	(3)	10	9
Total benefits and expenses	21.6%	(3)	7	7
Income from life insurance operations before taxes			3	2
Investment operations:
Net investment income (2)			4	9
Net realized gains on investments (2)			1	5
Net impairment losses recognized in earnings (2)			0	0
Equity in earnings of limited partnerships			11	0
Income from investment operations before taxes (2)			16	14
Income from operations before income taxes			67	67
Provision for income taxes			23	20
Net income			$ 44	$ 47

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

(3)          Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the benefit of the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the benefit of the subscribers (policyholders) of the Exchange or noncontrolling interest. Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Note 1, “Nature of Operations”.)

Direct method of cash flows

Indemnity’s components of direct cash flows as presented in the Consolidated Statements of Cash Flows is as follows for the three months ended March 31:

	Indemnity
	Three months ended March 31,
(in millions)	2011	2010
Management fee received	$ 252	$ 225
Service agreement fee received	8	8
Premiums collected (1)	–	52
Net investment income received (1)	4	10
Limited partnership distributions	5	2
Decrease in reimbursements collected from affiliates	(8)	(1)
Commissions and bonuses paid to agents	(178)	(169)
Salaries and wages paid	(38)	(33)
Employee benefits paid	(4)	(2)
Losses paid (1)	–	(34)
Loss expenses paid (1)	–	(6)
Other underwriting and acquisition costs paid (1)	–	(16)
General operating expenses paid	(35)	(35)
Income taxes paid	0	(1)
Net cash provided by operating activities	6	0
Net cash used in investing activities	(168)	(19)
Net cash used in financing activities	(62)	(28)
Net decrease in cash	(224)	(47)
Cash and cash equivalents at beginning of period	310	77
Cash and cash equivalents at end of period	$ 86	$ 30

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

Note 15.  Capital Stock

Stock repurchase program

In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation. Indemnity had approximately $109.7 million of repurchase authority remaining under this program at March 31, 2011.

Note 16.  Subsequent Events

We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance.  No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing the Erie Insurance Group (“we,” “us,” “our”).  This discussion should be read in conjunction with the historical financial information and the related notes thereto included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2010 contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements - Note 2, Significant Accounting Policies,” contained within this report for a discussion of adopted and/or pending accounting pronouncements.

RECENT EVENTS

The sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange was completed on March 31, 2011, at which time Indemnity received cash consideration from the Exchange based upon an estimated purchase price of $82 million. Final settlement of the transaction was made on April 25, 2011 for a final purchase price of $82 million. Net after-tax cash proceeds to Indemnity from the sale are estimated to be $58 million. There was no gain or loss resulting from this sale as Indemnity and the Exchange are deemed to be under common control.

For further information relating to the consolidation of Indemnity and the Exchange, see Item 1. “Financial Statements - Note 2, Significant Accounting Policies,” contained within this report. For further information relating to the sale of Indemnity’s wholly owned property and casualty subsidiaries and its equity interest in EFL, see Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report and the “Operating Overview” section that follows.

OPERATING OVERVIEW

Overview

The Erie Insurance Group represents the consolidated results of Indemnity and the results of its variable interest entity, the Exchange. The Erie Insurance Group operates predominantly as a property and casualty insurer through its regional insurance carriers that write a broad range of personal and commercial coverages. Our property and casualty insurance companies include the Exchange and its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”) and Flagship City Insurance Company (“Flagship”). These entities operate collectively as the “Property and Casualty Group.” The Erie Insurance Group also operates as a life insurer through the Exchange’s wholly owned subsidiary, Erie Family Life Insurance Company (“EFL”), which underwrites and sells individual and group life insurance policies and fixed annuities.

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

The Exchange’s or the noncontrolling interest in income generally comprises:

•                  a 94.5% interest in the net underwriting results of the property and casualty insurance operations through December 31, 2010 (1);

•                  a 78.4% equity interest in the net earnings of EFL through March 31, 2011(2);

•                  net investment income and results on investments that belong to the Exchange and its subsidiaries, which include Flagship through December 31, 2010(1) and EFL; and

•                  other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.

(1)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(2)          Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the benefit of the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the benefit of the subscribers (policyholders) of the Exchange or noncontrolling interest. Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report and the previous “Recent Events” section.)

Results of the Erie Insurance Group’s operations by interest (unaudited)

The following table represents a breakdown of the composition of the income attributable to Indemnity and the income attributable to the noncontrolling interest (Exchange) for the three months ended March 31, 2011. For purposes of this discussion, EFL’s investments are included in the life insurance operations.

(in millions)	Indemnity shareholder interest			Noncontrolling interest (Exchange)			Eliminations of related party transactions		Erie Insurance Group
	Three months ended March 31,				Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	Percent	2011	2010	Percent	2011	2010	2011	2010	2011	2010
Management operations:
Management fee revenue, net	100.0%	$251	$237		$ –	$ –	$(251)	$(237)	$ –	$ –
Service agreement revenue	100.0%	8	8		–	–	–	–	8	8
Total revenue from management operations		259	245		–	–	(251)	(237)	8	8
Cost of management operations	100.0%	211	192		–	–	(211)	(192)	–	–
Income from management operations before taxes		48	53		–	–	(40)	(45)	8	8
Property and casualty insurance operations: (2)
Net premiums earned	5.5% (2)	–	53	94.5% (2)	1,014	909	–	–	1,014	962
Losses and loss expenses	5.5% (2)	–	40	94.5% (2)	683	698	(1)	(1)	682	737
Policy acquisition and other underwriting expenses	5.5% (2)	–	15	94.5% (2)	282	250	(42)	(46)	240	219
Income (loss) from property and casualty insurance operations before taxes		–	(2)		49	(39)	43	47	92	6
Life insurance operations: (1)
Total revenue	21.6% (3)	10	9	78.4% (3)	34	34	0	0	44	43
Total benefits and expenses	21.6% (3)	7	7	78.4% (3)	24	26	0	(1)	31	32
Income from life insurance operations before taxes		3	2		10	8	0	1	13	11
Investment operations:
Net investment income (2)		4	9		81	75	(3)	(3)	82	81
Net realized gains on investments (2)		1	5		144	115	–	–	145	120
Net impairment losses recognized in earnings (2)		0	0		0	(2)	–	–	0	(2)
Equity in earnings of limited partnerships		11	0		61	4	–	–	72	4
Income from investment operations before taxes (2)		16	14		286	192	(3)	(3)	299	203
Income from operations before income taxes and noncontrolling interest		67	67		345	161	–	–	412	228
Provision for income taxes		23	20		115	46	–	–	138	66
Net income		$ 44	$ 47		$ 230	$115	$ –	$ –	$ 274	$162

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

(2)        Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(3)        Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the benefit of the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the benefit of the subscribers (policyholders) of the Exchange or noncontrolling interest. Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report and the previous “Recent Events” section.)

Net income in the first quarter of 2011 was positively impacted by improved results in our property and casualty insurance operations compared to the first quarter of 2010. Our property and casualty insurance operation’s direct written premium increased 6.3% driven by an increase in policies in force and modest increases in average premium per policy. Property and casualty insurance losses were lower due to lower catastrophe loss and favorable development on prior accident years. Our investment operations were positively impacted by increased earnings on limited partnerships.

Reconciliation of operating income to net income (unaudited)

We believe that an investor’s understanding of our performance related to the Indemnity shareholder interest is enhanced by the disclosure of operating income, a non-GAAP financial measure. Our method of calculating this measure may differ from those used by other companies, and therefore comparability may be limited.

Indemnity defines operating income as income generated from management operations, life insurance operations (1), property and casualty insurance underwriting operations (2), net investment income (2), and equity in earnings or losses of limited partnerships, net of related federal income taxes.  It does not include realized capital gains and losses, impairment losses and related federal income taxes.

Indemnity uses operating income to evaluate the results of its operations. It reveals trends that may be obscured by the net effects of realized capital gains and losses including impairment losses. Realized capital gains and losses including impairment losses, may vary significantly between periods and are generally driven by business decisions and economic developments such as capital market conditions which are not related to our ongoing operations. We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance. We are aware that the price to earnings multiple commonly used by investors as a forward-looking valuation technique uses operating income as the denominator. Operating income should not be considered as a substitute for net income prepared in accordance with U.S. GAAP and does not reflect Indemnity’s overall profitability.

The following table reconciles operating income and net income for the Indemnity shareholder interest: (1) (2)

	Indemnity shareholder interest
(in millions, except per share data)	Three Months Ended March 31,
	2011	2010
Operating income attributable to Indemnity	$43	$44
Net realized gains and impairments on investments	1	5
Income tax expense	0	(2)
Realized gains and impairments, net of income taxes	1	3
Net income attributable to Indemnity	$44	$47

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.77	$0.77
Net realized gains and impairments on investments	0.02	0.09
Income tax expense	(0.01)	(0.04)
Realized gains and impairments, net of income taxes	0.01	0.05
Net income attributable to Indemnity	$0.78	$0.82

(1)          Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the benefit of the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the benefit of the subscribers (policyholders) of the Exchange or noncontrolling interest. Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report and the previous “Recent Events” section.)

(2)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Operating Segments

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.

Management operations

Management operations generate internal management fee revenue, which accrues to the benefit of the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting and issuance of policies on behalf of the Exchange. Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams. The management fee rate was set at 25% for both 2011 and 2010. Management fee revenue is eliminated upon consolidation.

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

The property and casualty insurance business is driven by premium growth, the combined ratio and investment returns. The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories. Expanding the size of our existing agency force of almost 2,100 independent agencies, with over 9,500 licensed representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

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

Factors affecting loss and loss expenses include the frequency and severity of losses, the nature and severity of catastrophic losses, the quality of risks underwritten and underlying claims and settlement expenses.

Investments held by the Property and Casualty Group are reported in the investment operations segment, separate from the underwriting business.

Life insurance operations

EFL generates revenues through sales of its individual and group life insurance policies and fixed annuities. These products provide our property and casualty agency force an opportunity to cross-sell both personal and commercial accounts. EFL’s profitability depends principally on the ability to develop, price and distribute insurance products, attract and retain deposit funds, generate investment returns and manage expenses. Other drivers include mortality and morbidity experience, persistency experience to enable the recovery of acquisition costs, maintenance of interest spreads over the amounts credited to deposit funds and the maintenance of strong ratings from rating agencies.

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

Our investment operations reflected the improvement experienced in the financial markets in the first quarter of 2011. In the first quarter of 2011 there were minimal impairments of securities compared to $2 million in the first quarter of 2010. Our alternative investments benefited from the improved financial market conditions in the fourth quarter of 2010.  The upturn across all markets had a significant impact on the portfolios of our partnerships. Equity in earnings of limited partnerships was $72 million in the first quarter of 2011 compared to $3 million in the first quarter of 2010. The valuation adjustments in the limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag. As a result, the first quarter 2011 partnership earnings do not reflect the valuation changes from the first quarter of 2011, but reflect conditions from the fourth quarter of 2010.

General conditions and trends affecting our business

Economic conditions

Although the financial markets have shown signs of improvement recently, overall economic conditions remain uncertain. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment and recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Property and Casualty Group, and consequently Indemnity’s management fee. These conditions could also impair the ability of customers to pay premiums when due, and as a result, the Property and Casualty Group’s reserves and write-offs could increase. Our key challenge is to generate profitable revenue growth in a highly competitive market that continues to experience the effects of uncertain economic conditions.

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

Management operations

Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation.

	Erie Insurance Group
(dollars in millions)	Three months ended March 31,
	2011	2010	% Change
Indemnity	(Unaudited)
Management fee revenue	$ 251	$ 237	6.2%
Service agreement revenue	8	8	(1.4)
Total revenue from management operations	259	245	6.0
Cost of management operations	211	192	10.4
Income from management operations –Indemnity (1)	$ 48	$ 53	(9.7)%
Gross margin	18.6%	21.8%	3.2	pts.

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

	Erie Insurance Group
(dollars in millions)	Three months ended March 31,
	2011	2010	% Change
Indemnity	(Unaudited)
Property and Casualty Group direct written premiums	$1,008	$948	6.3%
Management fee rate	25%	25%
Management fee revenue, gross	$ 252	$237	6.3%
Change in allowance for management fee returned on cancelled policies(1)	(1)	0	NM
Management fee revenue, net of allowance	$ 251	$237	6.2%

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premiums of the Property and Casualty Group increased 6.3% in the first quarter of 2011, compared to the first quarter of 2010, due to a 3.2% increase in policies in force and modest increases in average premium. The year-over-year average premium per policy for all lines of business increased 2.1% at March 31, 2011, compared to a decrease of 1.3% at March 31, 2010. The policy retention ratio was 90.7% at March 31, 2011, compared to 90.7% at December 31, 2010 and March 31, 2010. See the “Property and casualty insurance operations” segment that follows for a complete discussion of property and casualty direct written premiums.

The management fee rate was set at 25%, the maximum rate, for both 2011 and 2010. Changes in the management fee rate can affect the segment’s revenue and net income significantly.

Service agreement revenue

Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment. Service agreement revenue totaled $8 million in the first quarters of 2011 and 2010.

Cost of management operations

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2011	2010	% Change
Indemnity	(Unaudited)
Commissions	$138	$129	7.0%
Non-commission expense	73	63	17.3
Total cost of management operations	$211	$192	10.4%

Commissions – Commissions increased $9 million in the first quarter of 2011, compared to the first quarter of 2010, driven primarily by the 6.3% increase in direct written premiums of the Property and Casualty Group.

Non-commission expense – Non-commission expense increased $10 million in the first quarter of 2011, compared to the first quarter of 2010. Personnel costs increased $5 million primarily as a result of increases in salaries and benefits, while the first quarter 2010 expenses included a $5 million reduction for a favorable court ruling.

The gross margin of 21.8% in the first quarter of 2010 was positively impacted by a $5 million reduction for a favorable court ruling. Excluding this adjustment, the gross margin would have been 19.8%, compared to 18.6% in the first quarter of 2011. The lower gross margin in the first quarter of 2011 was a result of expense growth slightly outpacing revenue growth.

Property and casualty insurance operations

The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.

	Property and Casualty Group
(dollars in millions)	Three months ended March 31,
	2011	2010	% Change
	(Unaudited)
Direct written premium	$1,008	$ 948	6.3%
Reinsurance – assumed and ceded	(4)	(2)	(69.4)
Net written premium	1,004	946	6.1
Change in unearned premium	(10)	(16)	39.1
Net premiums earned	1,014	962	5.4
Losses and loss expenses	683	738	(7.4)
Policy acquisition and other underwriting expenses	282	265	6.1
Total losses and expenses	965	1,003	(3.8)
Underwriting income (loss) – Erie Insurance Group	$ 49	$ (41)	NM
Underwriting income (loss) – Indemnity (1)	$ –	$ (2)
Underwriting income (loss) – Exchange (1)	$ 49	$ (39)

Loss and loss expense ratio	67.4%	76.7%	(9.3	) pts.
Policy acquisition and other underwriting expense ratio	27.8	27.6	0.2
Combined ratio	95.2%	104.3%	(9.1	) pts.

NM = not meaningful

(1)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

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

Direct written premiums

Direct written premiums of the Property and Casualty Group increased 6.3% to $1.0 billion in the first quarter of 2011, compared to $948 million in the first quarter of 2010, driven by an increase in policies in force and modest increases in average premium per policy. Year-over-year policies in force for all lines of business increased by 3.2% in the first quarter of 2011 as the result of continuing strong policyholder retention, compared to an increase of 3.6% in the first quarter of 2010. The year-over-year average premium per policy for all lines of business increased 2.1% at March 31, 2011, compared to a decrease of 1.3% at March 31, 2010. The impact of these increases in the first quarter of 2011 was seen primarily in our personal lines renewal business and commercial lines new and renewal business premiums.

Premiums generated from new business increased 4.2% to $111 million in the first quarter of 2011, compared to an increase of 7.7%, or $106 million, in the first quarter of 2010. Underlying the trend in new business premiums was a slight decrease in new business policies in force, or 0.4%, in the first quarter of 2011, compared to an increase of 7.4% in the first quarter of 2010, while the year-over-year average premium per policy on new business increased 4.9% at March 31, 2011, compared to a decline of 1.5% at March 31, 2010.

Premiums generated from renewal business increased 6.5% to $897 million in the first quarter of 2011, compared to an increase of 2.4%, or $842 million, in the first quarter of 2010. Underlying the trend in renewal business premiums was an increase in renewal business policies in force of 3.7% in the first quarter of 2011, compared to 3.1% in the first quarter of 2010, and an increase in the renewal business year-over-year average premium per policy of 1.7% at March 31, 2011, compared to a decline of 1.2% at March 31, 2010. The Property and Casualty Group’s year-over-year policy retention ratio was 90.7% at March 31, 2011 and 90.7% at both December 31, 2010 and March 31, 2010.

Personal lines – Total personal lines premiums written increased 5.8% to $702 million in the first quarter of 2011 from $663 million in the first quarter of 2010. Total personal lines policies in force increased 3.0% in the first quarter of 2011 and the total personal lines year-over-year average premium per policy increased 2.7%.

New business premiums written on personal lines decreased 1.8% in the first quarter of 2011, compared to an increase of 6.2% in the first quarter of 2010. Personal lines new business policies in force decreased 1.9% in the first quarter of 2011, compared to an increase of 7.3% in the first quarter of 2010, while the year-over-year average premium per policy on personal lines new business increased 2.2% at March 31, 2011, compared to 0.4% at March 31, 2010.

•                Private passenger auto new business premiums written decreased 3.6% in the first quarter of 2011, compared to an increase of 6.8% in the first quarter of 2010. New business policies in force for private passenger auto decreased 3.1% in the first quarter of 2011, compared to an increase of 6.5% in the first quarter of 2010, while the new business year-over-year average premium per policy for private passenger auto increased 2.5% at March 31, 2011, compared to 0.3% at March 31, 2010.

•                Homeowners new business premiums written decreased 1.2% in the first quarter of 2011, compared to an increase of 6.5% in the first quarter of 2010. New business policies in force for homeowners decreased 2.3% in the first quarter of 2011 compared to an increase of 8.6% in the first quarter of 2010. The new business year-over-year average premium per policy for homeowners increased 2.7% at March 31, 2011, compared to 2.2% at March 31, 2010.

Renewal premiums written on personal lines increased 6.7% in the first quarter of 2011, compared to 5.2% in the first quarter of 2010, driven by a modest increase in average premium per policy and steady policy retention trends. The year-over-year average premium per policy on personal lines renewal business increased 2.7% at March 31, 2011, compared to 0.8% at March 31, 2010. The personal lines year-over-year policy retention ratio was 91.5% at March 31, 2011, December 31, 2010 and March 31, 2010.

•                Private passenger auto renewal premiums written increased 4.9% in the first quarter of 2011, compared to 4.6% in the first quarter of 2010. The year-over-year average premium per policy on private passenger auto renewal business increased 2.4% at March 31, 2011, compared to 0.3% at March 31, 2010. The private passenger auto year-over-year policy retention ratio was 91.7% at March 31, 2011, compared to 91.8% at December 31, 2010 and 91.9% at March 31, 2010.

•                Homeowners renewal premiums written increased 11.3% in the first quarter of 2011, compared to 6.3% in the first quarter of 2010. The year-over-year average premium per policy on homeowners renewal business increased 5.5% at March 31, 2011, compared to 3.4% at March 31, 2010. The homeowners year-over-year policyholder retention ratio was 91.2% at March 31, 2011 and December 31, 2010, and 91.1% at March 31, 2010.

Commercial lines – Total commercial lines premiums written increased 7.4%, to $306 million in the first quarter of 2011 from $285 million in the first quarter of 2010. Total commercial lines policies in force increased 4.3%, while the total commercial lines year-over-year average premium per policy decreased slightly, by 0.3%.

New business premiums written on commercial lines increased 15.9% in the first quarter of 2011, compared to 10.3% in the first quarter of 2010. Commercial lines new business policies in force increased 6.6% in the first quarter of 2011, compared to 8.0% in the first quarter of 2010, while the year-over-year average premium per policy on commercial lines new business increased 6.0% at March 31, 2011, compared to a decrease of 5.7% at March 31, 2010.

Renewal premiums for commercial lines increased 6.2% in the first quarter of 2011, compared to a decrease of 3.6% in the first quarter of 2010. The improvement seen in commercial lines renewal premiums was driven by smaller decreases in average premium per policy and steady policy retention trends, the combined impact of which was seen primarily in the workers compensation and commercial multi-peril lines of business. The year-over-year average premium per policy on commercial lines renewal business decreased 1.2% at March 31, 2011, compared to 5.9% at March 31, 2010, due primarily to the workers compensation and commercial auto lines of business in both periods. The workers compensation and commercial auto year-over-year average premium per policy on renewal business decreased 3.7% and 2.4%, respectively, at March 31, 2011, compared to decreases of 14.4% and 4.0%, respectively, at March 31, 2010. Contributing to the lower average premium per policy in the first quarter of 2011 were shifts in the mix of our book of business and lower exposures for the workers compensation and commercial auto lines of business, but to a lesser extent than in the first quarter of 2010. The year-over-year policy retention ratio for commercial lines was 85.8% at March 31, 2011, 85.3% at December 31, 2010, and 85.4% at March 31, 2010.

Future trends—premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace, which have a direct bearing on Indemnity’s management fee. Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their book of business with the Property and Casualty Group. At March 31, 2011, we had a total of 2,088 agencies with 9,525 licensed representatives. Our continued focus on underwriting discipline and the maturing of our pricing segmentation model has contributed to the Property and Casualty Group’s ability to retain existing and attract new policyholders resulting in growth in new policies in force and steady retention ratios. We expect our pricing actions to result in a net increase in direct written premium in 2011, however, exposure reductions and changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may continue to reduce coverages.

Current year losses and loss expenses

The current accident year loss and loss expense ratio, excluding catastrophe losses, was 66.8% in the first quarter of 2011, compared to 70.2% in the first quarter of 2010.

The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 67.7% in the first quarter of 2011, compared to 70.7% in the first quarter of 2010.

The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 64.7% in the first quarter of 2011, compared to 69.1% in the first quarter of 2010.

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

Catastrophe losses, as defined by the Property and Casualty Group, totaled $65 million in the first quarter of 2011, compared to $112 million in the first quarter of 2010, and contributed 6.4 points and 11.7 points to the loss ratios at March 31, 2011 and 2010, respectively.

Prior year loss reserve development

The following table provides the details of our property and casualty insurance operation’s prior year loss reserve development by type of business:

(in millions)	Erie Insurance Group
	Three months ended March 31,

	2011	2010
Prior year loss development:	(Unaudited)
Direct business including salvage and subrogation	$(61)	$(43)
Assumed reinsurance business	3	(3)
Ceded reinsurance business	(1)	(4)
Total prior year loss development	$(59)	$(50)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business including salvage and subrogation — Favorable development of prior accident years, including the effects of salvage and subrogation recoveries, improved the combined ratio by 6.0 points in the first quarter of 2011, compared to 4.4 points in the first quarter of 2010. The favorable development in the first quarter of 2011 was primarily driven by improved annual claim cost expectations on massive injury lifetime medical benefits and the closing of one massive injury lifetime medical benefits claim in the personal auto line of business, and better than expected severity trends on liability claims in the commercial multi-peril and homeowners lines of business.

In the first quarter of 2010, the favorable development was primarily driven by improvements in frequency trends on automobile bodily injury and uninsured/underinsured motorist bodily injury and the closing of two claims in the personal auto line of business, improvements in severity trends in the commercial multi-peril line of business, and the settlement of one large claim in the homeowners line of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development of prior accident year loss reserves on its assumed reinsurance business totaling $3 million in the first quarter of 2011, compared to favorable development of $3 million in the first quarter of 2010. The adverse development in the first quarter of 2011 was due to growth in involuntary reinsurance, while the favorable development in the first quarter of 2010 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group’s increase in ceded reinsurance reserves, which is reflected as favorable development of prior accident year loss reserves, totaled $1 million in the first quarter of 2011, compared to $4 million in the first quarter of 2010.

Policy acquisition and other underwriting expenses

Our expense ratio remained relatively flat, increasing only 0.2 points in the first quarter of 2011, compared to the first quarter of 2010. The management fee rate was 25% for the periods ending March 31, 2011 and March 31, 2010.

Life insurance operations

EFL is a Pennsylvania-domiciled life insurance company which operates in 10 states and the District of Columbia and underwrites and sells individual and group life insurance policies and fixed annuities.

	Erie Family Life Insurance Company
	Three months ended March 31,
( in millions)	2011	2010	% Change
	(Unaudited)
Individual life premiums, net of reinsurance	$15	$15	3.0%
Group life and other premiums	1	1	2.2
Other revenue	1	0	17.2
Total net policy revenue	17	16	3.2
Net investment income	23	23	0.2
Net realized gains on investments	4	5	(15.4)
Impairment losses recognized in earnings	0	0	88.7
Equity in earnings (losses) of limited partnerships	0	(1)	NM
Total revenues	44	43	3.0
Benefits and other changes in policy reserves	24	24	(0.7)
Amortization of deferred policy acquisition costs	3	5	(28.5)
Other operating expenses	4	4	(4.5)
Total benefits and expenses	31	33	(5.3)
Income before income taxes	$13	$10	29.9%
Income before taxes – Indemnity (1)	$ 3	$ 2
Income before taxes – Exchange (1)	$10	$ 8

NM = not meaningful

(1)          Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the benefit of the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the benefit of the subscribers (policyholders) of the Exchange or noncontrolling interest. Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report and the previous “Recent Events” section.)

Premiums

Gross policy revenues increased 4.3% to $26 million in the first quarter of 2011, compared to $25 million in the first quarter of 2010. EFL reinsures a large portion of its traditional products in order to reduce claims volatility. We currently reinsure 75% of our risk on new term business. Ceded reinsurance premiums were $10 million and $9 million in the first quarters of 2011 and 2010, respectively.

Premiums received on annuity and universal life products totaled $24 million in the first quarter of 2011, compared to $32 million in the first quarter of 2010. Of this amount, annuity and universal life premiums which are recorded as deposits, and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $21 million and $29 million in the first quarters of 2011 and 2010, respectively.

Investments

Due to continued positive market conditions in the first quarter of 2011, EFL experienced low levels of impairments. Equity in earnings of limited partnerships also reflected a slight improvement in market conditions in the fourth quarter of 2010 as limited partnership activity is reported on a one quarter lag. See additional discussion of investments in the “Investment Operations” segment that follows.

Benefits and expenses

The first quarter of 2011 benefits and other changes in policy reserves were impacted by a decrease in the amortization of deferred policy acquisition costs compared to the first quarter of 2010.

Investment operations

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2011	2010	% Change
Indemnity	(Unaudited)
Net investment income (1)	$ 4	$ 9	(56.7)%
Net realized gains on investments (1)	1	5	(81.0)%
Net impairment losses recognized in earnings (1)	0	0	NM
Equity in earnings of limited partnerships	11	0	NM
Net revenue from investment operations – Indemnity (1) (2)	$ 16	$ 14	13.2%

Exchange
Net investment income (1)	$104	$ 97	6.9%
Net realized gains on investments (1)	148	120	24.2%
Net impairment losses recognized in earnings (1)	0	(2)	NM
Equity in earnings of limited partnerships	61	3	NM
Net revenue from investment operations – Exchange (1) (2)	$313	$218	43.4%

NM = not meaningful

(1)          As a result of the sale of Indemnity’s property and casualty insurance subsidiaries, EIC, ENY and EPC, to the Exchange on December 31, 2010, investment revenue and losses generated from these entities will no longer accrue to the benefit of the Indemnity shareholder interest after this date. Investment revenue from these entities totaled $6 million in the first quarter of 2010. These components of investment income will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(2)          The Exchange’s results for the first quarter of 2011 and 2010 include net investment revenues from EFL’s operations of $27 million and $27 million, respectively.

Net investment income

Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios. Indemnity net investment income decreased $5 million in the first quarter of 2011 compared to 2010, while the Exchange’s net investment income increased $7 million primarily due to $6 million of investment income of EIC, ENY and EPC which were sold to the Exchange on December 31, 2010.

Net realized gains on investments

Net realized gains on investments decreased 81.0% for Indemnity and increased 24.2% for the Exchange in the first quarter of 2011 compared to 2010.  Indemnity net realized gains decreased in 2011 primarily due to lower common stock valuation adjustments and lower realized gains on the sale of bonds.  Net realized gains for the Exchange increased primarily due to higher valuation adjustments on common stocks of $82 million in 2011 compared to $71 million in 2010.  Net realized gains on the sale of common stocks for the Exchange also increased to $48 million in 2011 compared to $33 million in 2010.

Net impairment losses recognized in earnings

Impairment losses recognized in earnings decreased $2 million for the Exchange in the first quarter of 2011 compared to the first quarter of 2010 as a result of improved market conditions.

Equity in earnings of limited partnerships

Indemnity’s equity in earnings of limited partnerships totaled $11 million in the first quarter of 2011, compared to minimal earnings in the first quarter of 2010. The Exchange’s equity in earnings of limited partnerships totaled $61 million in the first quarter of 2011, compared to $3 million in the first quarter of 2010. The results were due to improved market conditions across all limited partnership sectors.

The breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2011	2010
Indemnity	(Unaudited)
Securities sold:
Fixed maturities	$ 0	$ 2
Preferred stock equity securities	1	0
Common stock equity securities	1	1
Common stock valuation adjustments	(1)	2
Total net realized gains – Indemnity (1)	$ 1	$ 5
Exchange
Securities sold:
Fixed maturities	$ 13	$ 12
Preferred stock equity securities	5	4
Common stock equity securities	48	33
Common stock valuation adjustments	82	71
Total net realized gains – Exchange (1) (2)	$148	$120

(1)          See Item 1. “Financial Statements — Note 7, Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)          The Exchange’s net realized gains for the first quarter of 2011 and 2010 include net realized gains from EFL’s operations of $4 million and $5 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2011	2010	% Change
Indemnity	(Unaudited)
Private equity	$ 7	$ 5	40.0%
Real estate	2	(6)	NM
Mezzanine debt	2	1	100.0%
Total equity in earnings of limited partnerships – Indemnity	$11	$ 0	NM
Exchange
Private equity	$40	$ 22	81.8%
Real estate	13	(22)	NM
Mezzanine debt	8	3	NM
Total equity in earnings of limited partnerships – Exchange(1)	$61	$ 3	NM

NM = not meaningful

(1)          The Exchange’s results include equity in earnings of limited partnerships from EFL of $0.4 million in the first quarter of 2011 and losses of $1 million in the first quarter of 2010.

Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships. Valuation adjustments are recorded to reflect the fair value of limited partnerships. These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.

We experienced an increase in earnings as a result of fair value increases in our private equity, mezzanine debt, and real estate limited partnerships. Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments. Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners. As a consequence, earnings from limited partnerships reported at March 31, 2011 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2010.

FINANCIAL CONDITION

Investments

Prior to and through December 31, 2010, the investment results from EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, the investment results for these companies will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns. Investments are managed on a total return approach that focuses on current income and capital appreciation. Our investment strategy also provides for liquidity to meet our short- and long-term commitments.

Distribution of investments

	Erie Insurance Group
	Carrying value at March 31,		Carrying value at December 31,
(in millions)	2011	% to total	2010	% to total
Indemnity	(Unaudited)
Fixed maturities	$ 513	65%	$ 264	50%
Equity securities:
Preferred stock	22	3	24	4
Common stock	29	4	28	5
Limited partnerships:
Private equity	90	11	86	16
Real estate	86	11	83	16
Mezzanine debt	46	6	47	9
Real estate mortgage loans	1	0	1	0
Total investments — Indemnity	$ 787	100%	$ 533	100%

Exchange
Fixed maturities	$ 7,254	63%	$7,279	65%
Equity securities:
Preferred stock	603	5	570	5
Common stock	2,462	22	2,306	20
Limited partnerships:
Private equity	582	5	555	5
Real estate	356	3	339	3
Mezzanine debt	215	2	214	2
Policy loans	14	0	15	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$11,490	100%	$11,282	100%
Total investments – Erie Insurance Group	$12,277		$11,815

We continually review our investment portfolio to evaluate positions that might incur other-than-temporary declines in value. For all investment holdings, general economic conditions and/or conditions specifically affecting the underlying issuer or its industry, including downgrades by the major rating agencies, are considered in evaluating impairment in value. In addition to specific factors, other factors considered in our review of investment valuation are the length of time the fair value is below cost and the amount the fair value is below cost.

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost. In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions. We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no credit impairments are recorded in other comprehensive income. For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors. (See the “Investment Operations” section herein for further information.)

If our policy for determining the recognition of impaired positions was different, our consolidated results of operations could be significantly impacted. Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities

Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector. This investment strategy also achieves a balanced maturity schedule. The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk. Our municipal bond portfolio accounts for $222 million, or 43%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 20%, of the fixed maturity portfolio for the Exchange at March 31, 2011.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.  Because of the rating downgrades of municipal bond insurers, the underlying insurance does not improve the overall credit rating.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity. Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $5 million at March 31, 2011 and December 31, 2010. At March 31, 2011, the Exchange had net unrealized gains on fixed maturities of $258 million compared to net unrealized gains of $270 million at December 31, 2010.

The following tables present a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group
(in millions)	At March 31, 2011
	(Unaudited)
Indemnity					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Structured securities (1)	$ 32	$ 0	$ 0	$ 0	$4	$ 36
Communications	0	0	0	17	0	17
Consumer	0	0	0	8	0	8
Energy	0	0	11	6	0	17
Financial	0	48	46	42	2	138
Government-municipal	87	92	31	12	0	222
Industrial	0	0	2	5	0	7
U.S. treasury	10	0	0	0	0	10
Government sponsored entity	9	0	0	0	0	9
Technology	0	0	8	10	0	18
Utilities	0	0	0	31	0	31
Total – Indemnity	$138	$140	$98	$131	$6	$513

(1)          Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

	Erie Insurance Group
(in millions)	At March 31, 2011
	(Unaudited)
Exchange					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Structured securities (1)	$327	$ 42	$ 19	$ 13	$ 35	$ 436
Basic materials	0	0	37	175	5	217
Communications	0	0	150	342	10	502
Consumer	0	27	188	417	65	697
Diversified	0	0	22	0	0	22
Energy	16	11	114	346	38	525
Financial	27	294	1,199	635	144	2,299
Funds	0	0	0	5	0	5
Government-municipal	435	745	214	40	2	1,436
Industrial	0	5	83	216	32	336
U.S. treasury	11	0	0	0	0	11
Government sponsored entity	68	0	2	0	0	70
Foreign government	0	0	15	6	0	21
Technology	0	0	40	72	0	112
Utilities	0	0	93	408	64	565
Total – Exchange	$884	$1,124	$2,176	$2,675	$395	$7,254

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

	Erie Insurance Group
(in millions)	Fair Value at
	March 31, 2011		December 31, 2010
Indemnity	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Communications	$ 1	$ 2	$ 1	$ 2
Consumer	0	15	0	14
Diversified	0	1	0	0
Energy	0	1	0	2
Financial	9	6	11	6
Industrial	2	3	2	3
Technology	3	1	3	1
Utilities	7	0	7	0
Total – Indemnity	$22	$29	$24	$28

	Erie Insurance Group
(in millions)	Fair Value at
	March 31, 2011		December 31, 2010
Exchange	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Basic materials	$ 0	$ 128	$ 0	$ 124
Communications	9	196	9	174
Consumer	5	612	5	564
Diversified	0	15	0	12
Energy	0	240	0	185
Financial	449	306	428	292
Funds	0	276	0	309
Government	1	0	0	0
Industrial	5	353	5	324
Technology	15	306	14	295
Utilities	119	30	109	27
Total – Exchange	$603	$2,462	$570	$2,306

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on our Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At March 31, 2011, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes amounted to $3 million for Indemnity and $55 million for the Exchange compared to a $3 million gain for Indemnity and $44 million gain for the Exchange at December 31, 2010.

Our common stock portfolio is classified as a trading portfolio and is measured at fair value with all changes in unrealized gains and losses reflected in our Consolidated Statements of Operations.

Limited partnerships

In the first quarter of 2011, investments in limited partnerships remained relatively flat from the investment levels at December 31, 2010. The changes in partnership value are a function of contributions and distributions, adjusted for fair value changes.  During 2011, the limited partnership market values and partnerships earnings have been generally positive as the recent market conditions continue to show signs of improvement.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At March 31,	At December 31,
	2011	2010
Indemnity	(Unaudited)
Private equity	$ 90	$ 86
Real estate	86	83
Mezzanine debt	46	47
Total limited partnerships – Indemnity	$ 222	$ 216

Exchange
Private equity	$ 582	$ 555
Real estate	356	339
Mezzanine debt	215	214
Total limited partnerships – Exchange	$1,153	$1,108

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

Loss and loss expense reserves are presented on our Consolidated Statements of Financial Position on a gross basis. The following table represents the direct and assumed loss and loss expense reserves by major line of business for our property and casualty insurance operations. The reinsurance recoverable amount represents the related ceded amounts which results in the net liability attributable to the Exchange.

As of December 31, 2010, all property and casualty insurance underwriting risk resides with the Exchange. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

	Erie Insurance Group
(in millions)	At March 31,	At December 31,
	2011	2010
Exchange	(Unaudited)
Gross reserve liability:
Personal auto	$1,075	$1,105
Automobile massive injury	413	440
Homeowners	271	240
Workers compensation	481	481
Workers compensation massive injury	152	154
Commercial auto	286	286
Commercial multi-peril	562	566
All other lines of business	319	312
Gross reserves	3,559	3,584
Reinsurance recoverable	186	188
Net reserve liability – Exchange	$3,373	$3,396

The reserves that have the greatest potential for variation are the massive injury claim reserves. The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries. The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $400 million at March 31, 2011, which is net of $165 million of anticipated reinsurance recoverables, compared to $428 million at December 31, 2010, which was net of $166 million of anticipated reinsurance recoverables. The pre-1986 automobile massive injury reserves decreased at March 31, 2011, compared to December 31, 2010, primarily due to improved annual claim cost expectations on massive injury lifetime medical benefits claims and the closing of one massive injury lifetime medical benefits claim.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash. Some of our fixed income investments, despite being publicly traded, are illiquid. Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts. Additionally, our limited partnership investments are significantly less liquid. We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2011.

Cash flow activities – Erie Insurance Group

The following table is a summary of our condensed consolidated cash flows for the three months ended March 31:

	Erie Insurance Group
(in millions)	2011	2010
	(Unaudited)
Net cash provided by operating activities	$ 92	$ 27
Net cash used in investing activities	(254)	(49)
Net cash used in financing activities	(57)	(10)
Net decrease in cash	$(219)	$(32)

Cash flows provided by operating activities totaled $92 million and $27 million in the first quarters of 2011 and 2010, respectively. Increased cash from operating activities in the first quarter of 2011 was primarily driven by an increase in the premiums collected by the Exchange driven by the increase in premiums written compared to the first quarter of 2010. Also increasing the cash flows from operating activities in the first quarter of 2011 was a decrease in losses paid and an increase in limited partnership distributions, offset by an increase in income taxes paid.

At March 31, 2011, we recorded a net deferred tax liability of $323 million, which included capital loss carry-forwards of $8 million. There was no valuation allowance at March 31, 2011. We have the ability to carry-back capital losses of $281 million as a result of gains recognized in prior years. At March 31, 2011, the carry-back relating to the 2010 capital losses has not been filed. This carry-back is estimated to be $256 million, with a tax refund expected to be $90 million.

Cash flows used in investing activities totaled $254 million and $49 million in the first quarters of 2011 and 2010, respectively. In the first quarter of 2011, we used more cash to purchase certain fixed maturity and common stock investments, offset somewhat by generating more proceeds from the sale of other common stocks, compared to the first quarter of 2010. At March 31, 2011, we had contractual commitments to invest up to $476 million related to our limited partnership investments to be funded as required by the partnerships’ agreements. Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $190 million, real estate activities was $147 million and mezzanine debt securities was $139 million.

For a discussion of cash flows used in financing activities, see the following “Cash flow activities – Indemnity,” as the primary drivers of financing cash flows related to Indemnity.

Cash flow activities – Indemnity

The following table is a summary of cash flows for Indemnity for the three months ended March 31:

	Indemnity
(in millions)	2011	2010
	(Unaudited)
Net cash provided by operating activities	$ 6	$ 0
Net cash used in investing activities	(168)	(19)
Net cash used in financing activities	(62)	(28)
Net decrease in cash	$(224)	$(47)

See Item 1. “Financial Statements - Note 14, Indemnity Supplemental Information,” contained within this report for more detail on Indemnity cash flows.

Indemnity’s cash flows provided by operating activities increased to $6 million in the first quarter of 2011, compared to $0 million in the first quarter of 2010. Increased cash from operating activities in the first quarter of 2011 was primarily due to an increase in management fee revenue received, offset by decreases in net investment income received and reimbursements collected from affiliates. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange. Cash paid for agent commissions and bonuses increased to $178 million in the first quarter of 2011, compared to $169 million in the first quarter of 2010, as a result of an increase in cash paid for agent commissions. Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made. For 2011, the expected contribution amount is $15 million, which does exceed the required minimum amount. Indemnity is generally reimbursed about 57% of the net periodic benefit cost of the pension plan from its affiliates.

At March 31, 2011, Indemnity recorded a net deferred tax liability of $14 million. There was no valuation allowance at March 31, 2011. Indemnity has the ability to carry back capital losses of $39 million as a result of gains recognized in prior years. At March 31, 2011, the carry-back relating to the 2010 capital losses has not been filed. This carry-back is estimated to be $39 million, with a tax refund expected to be $14 million. Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Cash flows used in Indemnity investing activities totaled $168 million in the first quarter of 2011, compared to cash used of $19 million in the first quarter of 2010. In the first quarter of 2011, Indemnity received cash consideration from the Exchange of $82 million as a result of the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, based upon an estimated purchase price. Final settlement of the transaction was made on April 25, 2011 for a final purchase price of $82 million. Net after-tax cash proceeds to Indemnity from the sale are estimated to be $58 million. Also, on March 18, 2011, a payment of $8 million was made by Indemnity to the Exchange as final settlement of the sale of EIC, ENY and EPC to the Exchange based upon the final purchase price. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Indemnity’s first quarter of 2011 investing activities also included increased cash used to purchase certain fixed maturities, offset somewhat by increased cash from the sale of other fixed maturities compared to the first quarter of 2010. Also impacting Indemnity’s future investing activities are limited partnership commitments, which totaled $47 million at March 31, 2011, and will be funded as required by the partnerships’ agreements. Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $20 million, real estate activities was $15 million and mezzanine debt securities was $12 million.

Cash flows used in Indemnity financing activities totaled $62 million and $28 million in the first quarters of 2011 and 2010, respectively. The increase in cash used in financing activities in the first quarter of 2011 was primarily driven by increases in the cash outlay for share repurchases and dividends paid to shareholders. Indemnity repurchased 0.5 million shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $36 million in the first quarter of 2011. In the first quarter of 2010, shares repurchased under this program totaled 0.1 million at a total cost of $3 million. In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million. Indemnity had approximately $109.7 million of repurchase authority remaining under this program at March 31, 2011.

Dividends paid to shareholders totaled $26 million in the first quarter of 2011, compared to $25 million in the first quarter of 2010. Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.3% in 2011, compared to 2010. There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Capital Outlook

We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events. Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity – Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through 1) Indemnity’s cash and cash equivalents, which total approximately $86 million at March 31, 2011, 2) a $100 million bank line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $558 million at March 31, 2011. Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts. Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at March 31, 2011. At March 31, 2011, bonds with fair values of $134 million were pledged as collateral. These securities have no restrictions. The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios. Indemnity was in compliance with its bank covenants at March 31, 2011.

Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the benefit of the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. The net cash provided from these entities by operating activities totaled $3 million for the three months ended March 31, 2010. These operating cash flows will accrue to the benefit of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter. (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Exchange – Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through 1) the Exchange’s cash and cash equivalents, which total approximately $125 million at March 31, 2011, 2) a $200 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $9.9 billion at March 31, 2011. Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at March 31, 2011. At March 31, 2011, bonds with fair values of $258 million were pledged as collateral. These securities have no restrictions. The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios. The Exchange was in compliance with its bank covenants at March 31, 2011.

Indemnity has no rights to the assets, capital, or line of credit of the Exchange and, conversely, the Exchange has no rights to the assets, capital, or line of credit of Indemnity. We believe we have the funding sources available to us to support cash flow requirements in 2011.

Off-balance sheet arrangements

Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities. We have no material off-balance sheet obligations or guarantees, other than our limited partnership investment commitments.

Surplus notes

Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018 with prior approval of the Pennsylvania Insurance Commissioner. EFL accrued interest to Indemnity on the surplus note of $0.4 million through March 31, 2011 and 2010. No other interest is charged or received on this intercompany balance due to the timely settlement terms and nature of the note.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025 with prior approval of the Pennsylvania Insurance Commissioner. EFL accrued interest to the Exchange on the surplus note of $0.3 million through March 31, 2011 and 2010. No other interest is charged or received on this intercompany balance due to the timely settlement terms and nature of the note.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements. The most significant estimates relate to the valuation of investments, reserves for property/casualty insurance unpaid losses and loss adjustment expenses, life insurance and annuity policy reserves, deferred acquisition costs related to life insurance and investment-type contracts, deferred taxes and retirement benefits. While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided. Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2010 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2011. See Item 1. “Financial Statements - Note 6, Fair Value,” contained within this report for additional information on our valuation of investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2010 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2011. There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2011. For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 24, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended March 31, 2011:

				Approximate
				Dollar Value
(dollars in millions, except per			Total Number of	of Shares that
share data)	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
January 1 – 31, 2011	168,431	$65.86	168,431
February 1 – 28, 2011	186,436	$68.65	186,436
March 1 – 31, 2011	174,157	$70.24	174,157
Total	529,024		529,024	$109.7

In December 2010, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.

ITEM 5.  OTHER INFORMATION

On April 1, 2011, we entered into an Indemnification Agreement with George D. Dufala, our Executive Vice President – Services, and John F. Kearns, our Executive Vice President – Sales & Marketing.  A copy of these agreements is filed herewith as Exhibit 10.4 and 10.5, respectively.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

10.1

Services Agreement between Erie Indemnity Company and Erie Family Life Insurance Company effective March 31, 2011. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on March 31, 2011.

10.2	Third Amendment to Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective as of January 1, 2009) dated February 24, 2011.

10.3	First Amendment to Erie Indemnity Company Long-Term Incentive Plan (As Amended and Restated Effective as of January 1, 2009) dated February 24, 2011.

10.4	Indemnification Agreement by and between Erie Indemnity Company and George D. Dufala dated April 1, 2011.

10.5	Indemnification Agreement by and between Erie Indemnity Company and John F. Kearns dated April 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: May 5, 2011	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

	By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO