Form 10-Q
period 2011-06-30
ERIE INDEMNITY CO
filed 2011-08-02
CIK 922621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  X   No __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer X	Accelerated Filer ___	Non-Accelerated Filer ___	Smaller Reporting Company ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 48,681,828 at July 22, 2011.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at July 22, 2011.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Premiums earned	$ 1,047	$ 989	$2,077	$1,967
Net investment income	113	108	218	212
Net realized investment gains (losses)	39	(213)	188	(88)
Net impairment losses recognized in earnings	0	(4)	0	(6)
Equity in earnings of limited partnerships	38	27	110	30
Other income	8	9	17	17
Total revenues	1,245	916	2,610	2,132
Benefits and expenses
Insurance losses and loss expenses	1,170	737	1,876	1,498
Policy acquisition and underwriting expenses	249	230	496	457
Total benefits and expenses	1,419	967	2,372	1,955
(Loss) income from operations before income taxes and noncontrolling interest	(174)	(51)	238	177
Provision for income taxes	(67)	(20)	71	46
Net (loss) income	$ (107)	$ (31)	$ 167	$ 131

Less: Net (loss) income attributable to noncontrolling interest in consolidated entity - Exchange	(159)	(80)	71	35

Net income attributable to Indemnity	$ 52	$ 49	$ 96	$ 96

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$ 1.05	$ 0.96	$ 1.93	$ 1.87
Class A common stock – diluted	$ 0.94	$ 0.86	$ 1.72	$ 1.68
Class B common stock – basic and diluted	$158.33	$138.21	$291.07	$271.03

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	49,250,061	51,013,358	49,518,069	51,099,071
Class B common stock	2,546	2,546	2,546	2,546

Weighted average shares outstanding attributable to Indemnity– Diluted
Class A common stock	55,436,976	57,197,603	55,704,984	57,282,684
Class B common stock	2,546	2,546	2,546	2,546

Dividends declared per share
Class A common stock	$ 0.515	$ 0.48	$ 1.03	$ 0.96
Class B common stock	$ 77.25	$ 72.00	$154.50	$144.00

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in millions, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $516 and $257, respectively)	$ 525	$ 264
Equity securities (cost of $19 and $20, respectively)	20	24
Trading securities, at fair value (cost of $24 and $21, respectively)	30	28
Limited partnerships (cost of $199 and $202, respectively)	224	216
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,929 and $6,863, respectively)	7,380	7,279
Equity securities (cost of $538 and $503, respectively)	610	570
Trading securities, at fair value (cost of $1,974 and $1,773, respectively)	2,513	2,306
Limited partnerships (cost of $1,076 and $1,083, respectively)	1,166	1,108
Other invested assets	19	19
Total investments	12,488	11,815

Cash and cash equivalents (Exchange portion of $61 and $120, respectively)	109	430
Premiums receivable from policyholders - Exchange	1,017	942
Reinsurance recoverable - Exchange	198	201
Deferred acquisition costs - Exchange	484	467
Other assets (Exchange portion of $316 and $357, respectively)	427	489
Total assets	$14,723	$14,344
Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Deferred income taxes	$ 1	$ 26
Other liabilities	390	382
Exchange liabilities
Losses and loss expense reserves	3,791	3,584
Life policy and deposit contract reserves	1,637	1,603
Unearned premiums	2,196	2,082
Deferred income taxes	250	257
Other liabilities	76	76
Total liabilities	8,341	8,010

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; authorized 74,996,930 shares; 68,289,600 shares issued; 48,753,558 and 50,054,506 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 shares authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	16	8
Accumulated other comprehensive loss	(63)	(53)
Retained earnings	1,872	1,827
Total contributed capital and retained earnings	1,827	1,784
Treasury stock, at cost, 19,536,042 and 18,235,094 shares, respectively	(961)	(872)
Total Indemnity shareholders’ equity	866	912

Noncontrolling interest in consolidated entity – Exchange	5,516	5,422
Total equity	6,382	6,334
Total liabilities, shareholders’ equity and noncontrolling interest	$14,723	$14,344

See accompanying notes to Consolidated Financial Statements. See Note 14, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Accumulated other comprehensive loss:
Balance, beginning of period – Indemnity	$ (63)	$(37)	$(53)	$ (43)

Gross unrealized holding gains on investments arising during period	4	7	3	14
Unrealized gains transferred to noncontrolling interest - (See Note 1)	–	–	(13)	–
Reclassification adjustment for gross (gains) losses included in net income	(4)	0	(5)	3
Unrealized holding gains (losses) on investments	0	7	(15)	17
Income tax (expense) benefit related to unrealized gains (losses)	–	(2)	5	(6)
Change in other comprehensive income, net of tax – Indemnity	0	5	(10)	11

Balance, end of period – Indemnity	$ (63)	$(32)	$(63)	$ (32)

Change in other comprehensive income (loss), net of tax – Indemnity	$ 0	$ 5	$(10)	$ 11
Change in other comprehensive income, net of tax – Exchange	$ 17	$ 26	$ 23	$ 71
Change in other comprehensive income, net of tax – Erie Insurance Group	$ 17	$ 31	$ 13	$ 82

Comprehensive income:
Net (loss) income – Erie Insurance Group	$(107)	$(31)	$167	$131
Change in other comprehensive income, net of tax – Erie Insurance Group	17	31	13	82
Unrealized gains transferred to noncontrolling interest, net of tax - (See Note 1)	–	–	9	–
Total comprehensive (loss) income – Erie Insurance Group	(90)	0	189	213
Less: Noncontrolling interest in consolidated entity – Exchange	(142)	(54)	(94)	106
Total comprehensive income - Indemnity	$ 52	$ 54	$ 95	$107

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Premiums collected	$ 2,115	$ 2,011
Net investment income received	224	217
Limited partnership distributions	67	48
Service agreement fee received	17	17
Commissions and bonuses paid to agents	(313)	(290)
Losses paid	(1,409)	(1,216)
Loss expenses paid	(214)	(212)
Other underwriting and acquisition costs paid	(274)	(278)
Income taxes paid	(13)	(85)
Net cash provided by operating activities	200	212

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,159)	(930)
Preferred stock	(71)	(112)
Common stock	(823)	(546)
Limited partnerships	(69)	(59)
Sales/maturities of investments:
Fixed maturity sales	398	359
Fixed maturity calls/maturities	474	509
Preferred stock	53	66
Common stock	739	538
Sale of and returns on limited partnerships	57	15
Disposal (purchase) of property and equipment	3	(21)
Net collections on agent loans	1	1
Net cash used in investing activities	(397)	(180)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	51	61
Annuity and supplementary contract surrenders and withdrawals	(40)	(39)
Universal life deposits and interest	18	21
Universal life surrenders	(11)	(19)
Purchase of treasury stock	(90)	(17)
Dividends paid to shareholders	(52)	(50)
Net cash used in financing activities	(124)	(43)

Net decrease in cash and cash equivalents	(321)	(11)
Cash and cash equivalents at beginning of period	430	234
Cash and cash equivalents at end of period	$ 109	$ 223

See accompanying notes to Consolidated Financial Statements. See Note 14, “Indemnity Supplemental Information,” for supplemental cash flow information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Nature of Operations

Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that has been the managing attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange (“Exchange”) since 1925.  The Exchange is a subscriber owned, Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance.

Indemnity’s primary function is to perform certain services for the Exchange relating to the sales, underwriting and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed by each subscriber (policyholder), which appoints Indemnity as their common attorney-in-fact to transact business on their behalf and to manage the affairs of the Exchange.  Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group (defined below), which are assumed by the Exchange under an intercompany pooling arrangement.

Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance by acting as the common attorney-in-fact and decision maker for the subscribers (policyholders) at the Exchange.

Through December 31, 2010, Indemnity also operated as a property and casualty insurer through its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”) and Erie Insurance Property and Casualty Company (“EPC”).  EIC, ENY and EPC, together with the Exchange and its wholly owned subsidiary, Flagship City Insurance Company (“Flagship”), are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia.  On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned property and casualty subsidiaries to the Exchange.

Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells individual and group life insurance policies and fixed annuities.  On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange.  There was no gain or loss resulting from this sale as Indemnity is the primary decision maker for the Exchange.

All property and casualty and life insurance operations are now owned by the Exchange, and Indemnity will continue to function solely as the management company.

The consolidated financial statements of Erie Indemnity Company reflect the results of Indemnity and its variable interest entity, the Exchange, which we refer to collectively as the “Erie Insurance Group” (“we,” “us,” “our”).

“Indemnity shareholder interest” refers to the interest in Erie Indemnity Company owned by the Class A and Class B shareholders.  “Noncontrolling interest” refers to the interest in the Erie Insurance Exchange held for the subscribers (policyholders).

Note 2.  Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Indemnity together with its affiliate companies in which Indemnity holds a majority voting or economic interest.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 24, 2011.

Principles of consolidation

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

Rights of shareholders of Indemnity and subscribers (policyholders) of the Exchange – The shareholders of Indemnity, through the management fee, have a controlling financial interest in the Exchange; however, they have no other rights to or obligations arising from assets and liabilities of the Exchange.  The shareholders of Indemnity own its equity but have no rights or interest in the Exchange’s (noncontrolling interest) income or equity.  The noncontrolling interest equity represents the Exchange’s equity held for the interest of the subscribers (policyholders), who have no rights or interest in the Indemnity shareholder interest income or equity.

All intercompany assets, liabilities, revenues and expenses between Indemnity and the Exchange have been eliminated in the Consolidated Statements of Financial Position.

Adopted accounting pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  This guidance updated the disclosures in ASC 820, Fair Value Measurements and Disclosures.  The additional disclosures include the amounts and reasons for significant transfers between the levels in the fair value hierarchy, the expansion of fair market disclosures by each class of assets, disclosure of the policy for recognition of level transfers, and disclosure of the valuation techniques used for all Level 2 and Level 3 assets.  These disclosures were effective for periods beginning after December 15, 2009 and have been included in Note 6, “Fair Value.”  An additional disclosure requirement to present purchases, sales, issuances, and settlements of Level 3 activity on a gross basis became effective with periods beginning after December 15, 2010.  The additional disclosures required by this guidance have been included in Note 6.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements.  This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements and certain other changes to converge with the fair value guidance of the International Accounting Standards Board.  The amendments in this update detail the requirements specific to measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments also clarify that a reporting entity should disclose quantitative information about the observable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income.  This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments in this update specify an entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The disclosures required remain the same.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

Note 3.  Earnings Per Share

Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1.  Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards vested and not yet vested related to the outside directors’ stock compensation plan.  Vested shares related to the outside directors’ compensation plan were included in the table below for the first time at December 31, 2010.  The June 30, 2010 amounts have been updated to include these shares.  This had no impact on previously reported diluted earnings per share.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Three months ended June 30,
except per share data)	2011			2010
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$52	49,250,061	$ 1.05	$49	51,013,358	$ 0.96
Dilutive effect of stock awards	0	76,515	–	0	73,845	–
Assumed conversion of Class B shares	0	6,110,400	–	0	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders
on Class A equivalent shares	$52	55,436,976	$ 0.94	$49	57,197,603	$ 0.86
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 0	2,546	$158.33	$ 0	2,546	$138.21

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Six months ended June 30,
except per share data)	2011			2010
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	Shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$95	49,518,069	$ 1.93	$95	51,099,071	$ 1.87
Dilutive effect of stock awards	0	76,515	–	0	73,213	–
Assumed conversion of Class B shares	1	6,110,400	–	1	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders
on Class A equivalent shares	$96	55,704,984	$ 1.72	$96	57,282,684	$ 1.68
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 1	2,546	$291.07	$ 1	2,546	$271.03

Included in the diluted earnings per share calculations for the second quarter and first half of 2011 and 2010, respectively, were 6,400 and 11,200 shares of stock-based awards not yet vested, 63,433 and 50,748 shares of awards vested related to our outside directors’ stock compensation plan, and 6,682 and 10,612 shares of awards not yet vested related to our outside directors’ stock compensation plan.

Note 4.  Variable Interest Entity

Erie Insurance Exchange

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

Consolidation of the Exchange’s financial results is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance.  The Exchange’s anticipated economic performance is the product of its underwriting results combined with its investment results.  The fees paid to Indemnity under the subscriber’s agreement impact the anticipated economic performance attributable to the Exchange’s results.  Indemnity earns a management fee from the Exchange for the services it provides as attorney-in-fact.  Indemnity’s management fee revenues are based on all premiums written or assumed by the Exchange.  Indemnity’s Board of Directors determines the management fee rate to be paid by the Exchange to Indemnity.  This rate cannot exceed 25% of the direct and affiliated assumed written premiums of the Exchange, as defined by the subscriber’s agreement signed by each policyholder.  Management fee revenues and management fee expenses are eliminated upon consolidation.

The shareholders of Indemnity have no rights to the assets of the Exchange and no obligations arising from the liabilities of the Exchange.  Indemnity has no obligation related to any underwriting and/or investment losses experienced by the Exchange.  Indemnity would however be adversely impacted if the Exchange incurred significant underwriting and/or investment losses.  If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and as a consequence the Exchange could find it more difficult to retain its existing business and attract new business.  A decline in the business of the Exchange would have an adverse effect on the amount of the management fees Indemnity receives.  In addition, a decline in the surplus of the Exchange from its current level may impact the management fee rate received by Indemnity.  Indemnity also has an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee. If any of these events occurred, Indemnity’s financial position, financial performance and/or cash flows could be adversely impacted.

On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned subsidiaries to the Exchange.  On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange.  Under this new structure, all property and casualty and life insurance operations are owned by the Exchange, and Indemnity will continue to function as the management company.  There was no impact on the existing reinsurance pooling agreement between the Exchange and EIC or ENY as a result of the sales, nor was there any impact to the subscribers (policyholders) of the Exchange, to the Exchange’s independent insurance agents, or to Indemnity’s employees.

Indemnity has not provided financial or other support to the Exchange for the reporting periods presented.  At June 30, 2011, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty operations.  We evaluate profitability of the life insurance segment principally based on segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the second quarters of 2011 and 2010, investment activities on life insurance related assets generated revenues of $27 million and $25 million, respectively, resulting in EFL reporting income before income taxes of $12 million and $11 million, respectively, before intercompany eliminations. For the six months ended June 30, 2011 and 2010, investment activities on life insurance related assets generated revenues of $54 million and $52 million, respectively, resulting in EFL reporting income before taxes of $25 million and $21 million, respectively, before intercompany eliminations.

The investment operations segment performance is evaluated based on appreciation of assets, rate of return and overall return.  Investment-related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segments:

	Erie Insurance Group
(in millions)	For the three months ended June 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,030	$18		$ (1)	$1,047
Net investment income				$115	(2)	113
Net realized investment gains				39		39
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				38		38
Management fee revenue	$285				(285)	–
Service agreement and other revenue	9		(1)			8
Total revenues	294	1,030	17	192	(288)	1,245
Cost of management operations	230				(230)	–
Insurance losses and loss expenses		1,147	25		(2)	1,170
Policy acquisition and underwriting expenses		298	7		(56)	249
Total benefits and expenses	230	1,445	32	–	(288)	1,419
Income (loss) before income taxes	64	(415)	(15)	192	–	(174)
Provision (benefit) for income taxes	22	(145)	(5)	61	–	(67)
Net income (loss)	$42	$(270)	$(10)	$131	$ –	$(107)

	Erie Insurance Group
(in millions)	For the three months ended June 30, 2010
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$974	$16		$ (1)	$ 989
Net investment income				$110	(2)	108
Net realized investment losses				(213)		(213)
Net impairment losses recognized in earnings				(4)		(4)
Equity in earnings of limited partnerships				27		27
Management fee revenue	$270				(270)	–
Service agreement and other revenue	9		0			9
Total revenues (losses)	279	974	16	(80)	(273)	916
Cost of management operations	217				(217)	–
Insurance losses and loss expenses		717	22		(2)	737
Policy acquisition and underwriting expenses		275	9		(54)	230
Total benefits and expenses	217	992	31	–	(273)	967
Income (loss) before income taxes	62	(18)	(15)	(80)	–	(51)
Provision (benefit) for income taxes	21	(7)	(5)	(29)	–	(20)
Net income (loss)	$ 41	$ (11)	$ (10)	$ (51)	$ –	$ (31)

	Erie Insurance Group
(in millions)	For the six months ended June 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,044	$34		$ (1)	$2,077
Net investment income				$223	(5)	218
Net realized investment gains				188		188
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				110		110
Management fee revenue	$536				(536)	–
Service agreement and other revenue	17		0			17
Total revenues	553	2,044	34	521	(542)	2,610
Cost of management operations	441				(441)	–
Insurance losses and loss expenses		1,830	49		(3)	1,876
Policy acquisition and underwriting expenses		580	14		(98)	496
Total benefits and expenses	441	2,410	63	–	(542)	2,372
Income (loss) before income taxes	112	(366)	(29)	521	–	238
Provision (benefit) for income taxes	39	(128)	(10)	170	–	71
Net income (loss)	$73	$(238)	$(19)	$351	$ –	$167

	Erie Insurance Group
(in millions)	For the six months ended June 30, 2010
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,936	$32		$ (1)	$1,967
Net investment income				$217	(5)	212
Net realized investment losses				(88)		(88)
Net impairment losses recognized in earnings				(6)		(6)
Equity in earnings of limited partnerships				30		30
Management fee revenue	$507				(507)	–
Service agreement and other revenue	17		0			17
Total revenues	524	1,936	32	153	(513)	2,132
Cost of management operations	409				(409)	–
Insurance losses and loss expenses		1,455	46		(3)	1,498
Policy acquisition and underwriting expenses		540	18		(101)	457
Total benefits and expenses	409	1,995	64	–	(513)	1,955
Income (loss) before income taxes	115	(59)	(32)	153	–	177
Provision (benefit) for income taxes	39	(21)	(11)	39	–	46
Net income (loss)	$76	$ (38)	$(21)	$114	$ –	$ 131

See the “Results of the Erie Insurance Group’s operations by interest” table in the Management’s Discussion and Analysis for the composition of income attributable to Indemnity and income attributable to the noncontrolling interest (Exchange).

Note 6. Fair Value

The 2010 fair value information within this note has been conformed to this current presentation.

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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at June 30, 2011:

	Erie Insurance Group
	June 30, 2011
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Indemnity
Available-for-sale securities:
U.S. government & agencies	$ 8	$ 0	$ 8	$ 0
States & political subdivisions	222	0	222	0
Corporate debt securities	257	0	257	0
Other debt securities	10	0	10	0
Commercial mortgage-backed securities (CMBS)	24	0	24	0
Collateralized debt obligations (CDO)	4	0	0	4
Total fixed maturities	525	0	521	4
Nonredeemable preferred stock	20	9	11	0
Total available-for-sale securities	545	9	532	4
Trading securities:
Common stock	30	30	0	0
Total trading securities	30	30	0	0
Total – Indemnity	$ 575	$ 39	$ 532	$ 4
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 67	$ 11	$ 56	$ 0
States & political subdivisions	1,438	0	1,434	4
Foreign government securities	21	0	21	0
Corporate debt securities	5,428	12	5,405	11
Other debt securities	61	0	56	5
Residential mortgage-backed securities (RMBS)	222	0	222	0
Commercial mortgage-backed securities (CMBS)	72	0	72	0
Collateralized debt obligations (CDO)	71	0	41	30
Total fixed maturities	7,380	23	7,307	50
Nonredeemable preferred stock	610	195	408	7
Total available-for-sale securities	7,990	218	7,715	57
Trading securities:
Common stock	2,513	2,500	0	13
Total trading securities	2,513	2,500	0	13
Total – Exchange	$10,503	$2,718	$7,715	$70
Total – Erie Insurance Group	$11,078	$2,757	$8,247	$74

Level 3 Assets – Quarterly Change:

	Erie Insurance Group

(in millions)	Beginning balance at March 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$ 0	$0	$0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$ 0	$0	$0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$ 0	$0	$0	$0	$ 4
Corporate debt securities	11	0	0	0	0	0	11
Other debt securities	5	0	0	0	0	0	5
Collateralized debt obligations (CDO)	30	0	0	0	0	0	30
Total fixed maturities	50	0	0	0	0	0	50
Nonredeemable preferred stock	8	0	(1)	0	0	0	7
Total available-for-sale securities	58	0	(1)	0	0	0	57
Trading securities:
Common stock	13	0	0	0	0	0	13
Total trading securities	13	0	0	0	0	0	13
Total Level 3 assets – Exchange	$71	$0	$(1)	$0	$0	$0	$70
Total Level 3 assets – Erie Insurance Group	$75	$0	$(1)	$0	$0	$0	$74

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations. There were no unrealized gains included in earnings for the three months ended June 30, 2011 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group

(in millions)	Beginning balance at December 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$ 0	$0	$0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$ 0	$0	$0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$ 0	$0	$0	$0	$ 4
Corporate debt securities	11	0	0	0	0	0	11
Other debt securities	10	0	0	0	5	0	5
Collateralized debt obligations (CDO)	30	0	0	0	0	0	30
Total fixed maturities	55	0	0	0	5	0	50
Nonredeemable preferred stock	7	0	0	0	0	0	7
Total available-for-sale securities	62	0	0	0	5	0	57
Trading securities:
Common stock	12	1	0	0	0	0	13
Total trading securities	12	1	0	0	0	0	13
Total Level 3 assets – Exchange	$74	$1	$0	$0	$5	$0	$70
Total Level 3 assets – Erie Insurance Group	$78	$1	$0	$0	$5	$0	$74

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations. There was $1 million in unrealized gains included in earnings for the six months ended June 30, 2011 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

There were no significant transfers between levels 1 and 2 for the six months ended June 30, 2011.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31, 2010:

	Erie Insurance Group
	December 31, 2010
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Indemnity
Available-for-sale securities:
U.S. government & agencies	$25	$25	$0	$0
States & political subdivisions	197	0	197	0
Corporate debt securities	38	0	38	0
Collateralized debt obligations (CDO)	4	0	0	4
Total fixed maturities	264	25	235	4
Nonredeemable preferred stock	24	11	13	0
Total available-for-sale securities	288	36	248	4
Trading securities:
Common stock	28	28	0	0
Total trading securities	28	28	0	0
Total – Indemnity	$316	$64	$248	$4
Exchange
Available-for-sale securities:
U.S. government & agencies	$87	$12	$75	$0
States & political subdivisions	1,471	0	1,467	4
Foreign government securities	21	0	21	0
Corporate debt securities	5,263	12	5,240	11
Other debt securities	57	0	47	10
Residential mortgage-backed securities (RMBS)	224	0	224	0
Commercial mortgage-backed securities (CMBS)	86	0	86	0
Collateralized debt obligations (CDO)	70	0	40	30
Total fixed maturities	7,279	24	7,200	55
Nonredeemable preferred stock	570	166	397	7
Total available-for-sale securities	7,849	190	7,597	62
Trading securities:
Common stock	2,306	2,294	0	12
Total trading securities	2,306	2,294	0	12
Total – Exchange	$10,155	$2,484	$7,597	$74
Total – Erie Insurance Group	$10,471	$2,548	$7,845	$78

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at March 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases, sales and adjustments	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2010
Indemnity
Available-for-sale securities:
Corporate debt securities	$2	$0	$0	$0	$0	$ 2
Collateralized debt obligations (CDO)	9	0	1	0	(2)	8
Total fixed maturities	11	0	1	0	(2)	10
Nonredeemable preferred stock	2	0	(1)	0	0	1
Total available-for-sale securities	13	0	0	0	(2)	11
Trading securities:
Common stock	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$13	$0	$0	$0	$(2)	$11
Exchange
Available-for-sale securities:
Corporate debt securities	$9	$0	$0	$0	$0	$ 9
Other debt securities	5	0	0	0	0	5
Collateralized debt obligations (CDO)	70	1	3	0	(21)	53
Total fixed maturities	84	1	3	0	(21)	67
Nonredeemable preferred stock	5	0	(1)	0	0	4
Total available-for-sale securities	89	1	2	0	(21)	71
Trading securities:
Common stock	10	0	0	0	0	10
Total trading securities	10	0	0	0	0	10
Total Level 3 assets – Exchange	$99	$1	$2	$0	$(21)	$81
Total Level 3 assets – Erie Insurance Group	$112	$1	$2	$0	$(23)	$92

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations. There were no unrealized gains included in earnings for the three months ended June 30, 2010 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2009	Included in earnings (1)	Included in other comprehensive income	Purchases, sales and adjustments	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2010
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 2	$0	$0	$0	$ 0	$ 2
Collateralized debt obligations (CDO)	8	0	1	0	(1)	8
Total fixed maturities	10	0	1	0	(1)	10
Nonredeemable preferred stock	1	0	0	0	0	1
Total available-for-sale securities	11	0	1	0	(1)	11
Trading securities:
Common Stock	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$11	$0	$1	$0	$ (1)	$11
Exchange
Available-for-sale securities:
Corporate debt securities	$17	$0	$0	$0	$ (8)	$ 9
Other debt securities	5	0	0	0	0	5
Collateralized debt obligations (CDO)	49	1	6	0	(3)	53
Total fixed maturities	71	1	6	0	(11)	67
Nonredeemable preferred stock	4	0	0	0	0	4
Total available-for-sale securities	75	1	6	0	(11)	71
Trading securities:
Common Stock	9	1	0	0	0	10
Total trading securities	9	1	0	0	0	10
Total Level 3 assets – Exchange	$84	$2	$6	$0	$(11)	$81
Total Level 3 assets – Erie Insurance Group	$95	$2	$7	$0	$(12)	$92

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations. There was $1 million in unrealized gains included in earnings for the six months ended June 30, 2010 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

There were no significant transfers between levels 1 and 2 for the six months ended June 30, 2010.

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service.  The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available in illiquid markets.  In limited circumstances we adjust the price received from the pricing service when, in our judgment, a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions.  At June 30, 2011, we adjusted some prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes.

The following table displays the number and values of these adjustments at June 30, 2011:

	Erie Insurance Group
(dollars in millions)	Number of holdings	Value of securities using pricing service	Value of securities used in the financial statements
Exchange	2	$4.7	$4.8
Total – Erie Insurance Group		$4.7	$4.8

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

The following table sets forth the fair value of the consolidated fixed maturity and preferred and common stock securities by pricing source:

	Erie Insurance Group
(in millions)	June 30, 2011
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturity securities:
Priced via pricing services	$ 521	$ 0	$ 521	$ 0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	4	0	0	4
Total fixed maturity securities	525	0	521	4
Preferred stock securities:
Priced via pricing services	18	9	9	0
Priced via market comparables/non-binding broker quote (1)	2	0	2	0
Priced via internal modeling (2)	0	0	0	0
Total preferred stock securities	20	9	11	0
Common stock securities:
Priced via pricing services	30	30	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	0	0	0	0
Total common stock securities	30	30	0	0
Total available-for-sale/trading securities – Indemnity	$ 575	$ 39	$ 532	$ 4
Exchange
Fixed maturity securities:
Priced via pricing services	$ 7,232	$ 23	$7,209	$ 0
Priced via market comparables/non-binding broker quote (1)	98	0	98	0
Priced via internal modeling (2)	50	0	0	50
Total fixed maturity securities	7,380	23	7,307	50
Preferred stock securities:
Priced via pricing services	577	188	389	0
Priced via market comparables/non-binding broker quote (1)	33	7	19	7
Priced via internal modeling (2)	0	0	0	0
Total preferred stock securities	610	195	408	7
Common stock securities:
Priced via pricing services	2,500	2,500	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	13	0	0	13
Total common stock securities	2,513	2,500	0	13
Total available-for-sale/trading securities – Exchange	$10,503	$2,718	$7,715	$70
Total available-for-sale/trading securities – Erie Insurance Group	$11,078	$2,757	$8,247	$74

(1)     All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)     Internal modeling using a discounted cash flow model was performed on 11 fixed maturities and 3 common equity securities representing 0.5% of the total portfolio of the Erie Insurance Group.

We have no assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2011.

Note 7.  Investments

The 2010 investment information within this note has been conformed to this current presentation.

The following tables summarize the cost and fair value of our available-for-sale securities at June 30, 2011 and December 31, 2010:

	Erie Insurance Group
	June 30, 2011
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
U.S. government & agencies	$ 8	$ 0	$ 0	$ 8
States & political subdivisions	214	8	0	222
Corporate debt securities	256	1	0	257
Other debt securities	10	0	0	10
Commercial mortgage-backed securities (CMBS)	24	0	0	24
Collateralized debt obligations (CDO)	4	0	0	4
Total fixed maturities	516	9	0	525
Nonredeemable preferred stock	19	1	0	20
Total available-for-sale securities – Indemnity	$ 535	$ 10	$ 0	$ 545
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 65	$ 2	$ 0	$ 67
States & political subdivisions	1,385	56	3	1,438
Foreign government securities	20	1	0	21
Corporate debt securities	5,051	383	6	5,428
Other debt securities	59	2	0	61
Residential mortgage-backed securities (RMBS)	212	10	0	222
Commercial mortgage-backed securities (CMBS)	68	4	0	72
Collateralized debt obligations (CDO)	69	7	5	71
Total fixed maturities	6,929	465	14	7,380
Nonredeemable preferred stock	538	74	2	610
Total available-for-sale securities – Exchange	$7,467	$539	$16	$7,990
Total available-for-sale securities – Erie Insurance Group	$8,002	$549	$16	$8,535

	Erie Insurance Group
	December 31, 2010
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	Losses	fair value
Indemnity
Available-for-sale securities:
U.S. government & agencies	$ 25	$ 0	$ 0	$ 25
States & political subdivisions	193	6	2	197
Corporate debt securities	36	2	0	38
Collateralized debt obligations (CDO)	3	1	0	4
Total fixed maturities	257	9	2	264
Nonredeemable preferred stock	20	4	0	24
Total available-for-sale securities – Indemnity	$ 277	$ 13	$ 2	$ 288
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 85	$ 2	$ 0	$ 87
States & political subdivisions	1,437	43	9	1,471
Foreign government securities	20	1	0	21
Corporate debt securities	4,900	377	14	5,263
Other debt securities	54	3	0	57
Residential mortgage-backed securities (RMBS)	216	9	1	224
Commercial mortgage-backed securities (CMBS)	82	5	1	86
Collateralized debt obligations (CDO)	69	6	5	70
Total fixed maturities	6,863	446	30	7,279
Nonredeemable preferred stock	503	74	7	570
Total available-for-sale securities – Exchange	$7,366	$520	$37	$7,849
Total available-for-sale securities – Erie Insurance Group	$7,643	$533	$39	$8,137

The amortized cost and estimated fair value of fixed maturities at June 30, 2011 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based on their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$ 154	$ 154
Due after one year through five years	220	224
Due after five years through ten years	54	57
Due after ten years	88	90
Total fixed maturities – Indemnity	$ 516	$ 525
Exchange
Due in one year or less	$ 392	$ 401
Due after one year through five years	2,469	2,622
Due after five years through ten years	2,798	3,019
Due after ten years	1,270	1,338
Total fixed maturities – Exchange	$6,929	$7,380
Total fixed maturities – Erie Insurance Group	$7,445	$7,905

Fixed maturities and equity securities in a gross unrealized loss position at June 30, 2011 are as follows for Indemnity.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	June 30, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
States & political subdivisions	$ 24	$0	$0	$0	$ 24	$0	11
Corporate debt securities	78	0	0	0	78	0	12
Other debt securities	5	0	0	0	5	0	1
Commercial mortgage-backed securities (CMBS)	24	0	0	0	24	0	4
Total fixed maturities – Indemnity	131	0	0	0	131	0	28
Nonredeemable preferred stock	3	0	0	0	3	0	1
Total available-for-sale-securities – Indemnity	$134	$0	$0	$0	$134	$0	29

Quality breakdown of fixed maturities:
Investment grade	$131	$0	$0	$0	$131	$0	28
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$131	$0	$0	$0	$131	$0	28

Fixed maturities and equity securities in a gross unrealized loss position at June 30, 2011 are as follows for the Exchange.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	June 30, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Exchange	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
U.S. government & agencies	$ 25	$0	$ 0	$0	$ 25	$ 0	3
States & political subdivisions	122	2	4	1	126	3	28
Corporate debt securities	362	4	57	2	419	6	75
Residential mortgage-backed securities (RMBS)	13	0	3	0	16	0	4
Commercial mortgage-backed securities (CMBS)	5	0	1	0	6	0	2
Collateralized debt obligations (CDO)	0	0	32	5	32	5	5
Total fixed maturities – Exchange	527	6	97	8	624	14	117
Nonredeemable preferred stock	53	1	20	1	73	2	12
Total available-for-sale-securities – Exchange	$580	$7	$117	$9	$697	$16	129

Quality breakdown of fixed maturities:
Investment grade	$498	$6	$ 85	$7	$583	$13	105
Non-investment grade	29	0	12	1	41	1	12
Total fixed maturities – Exchange	$527	$6	$ 97	$8	$624	$14	117

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

	Erie Insurance Group
	December 31, 2010
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
U.S. government & agencies	$25	$0	$0	$0	$25	$0	1
States & political subdivisions	39	2	1	0	40	2	20
Corporate debt securities	31	0	0	0	31	0	3
Total fixed maturities – Indemnity	95	2	1	0	96	2	24
Nonredeemable preferred stock	3	0	0	0	3	0	1
Total available-for-sale-securities – Indemnity	$98	$2	$1	$0	$99	$2	25

Quality breakdown of fixed maturities:
Investment grade	$95	$2	$1	$0	$96	$2	24
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$95	$2	$1	$0	$96	$2	24

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2010 are as follows for the Exchange.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	December 31, 2010
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Exchange	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
U.S. government & agencies	$ 22	$ 0	$ 0	$ 0	$ 22	$ 0	3
States & political subdivisions	299	8	5	1	304	9	59
Foreign government securities	10	0	0	0	10	0	1
Corporate debt securities	398	8	144	6	542	14	101
Residential mortgage-backed securities (RMBS)	6	0	7	1	13	1	4
Commercial mortgage-backed securities (CMBS)	0	0	12	1	12	1	2
Collateralized debt obligations (CDO)	1	0	33	5	34	5	6
Total fixed maturities – Exchange	736	16	201	14	937	30	176
Nonredeemable preferred stock	45	2	59	5	104	7	15
Total available-for-sale-securities – Exchange	$781	$18	$260	$19	$1,041	$37	191

Quality breakdown of fixed maturities:
Investment grade	$703	$16	$155	$11	$ 858	$27	154
Non-investment grade	33	0	46	3	79	3	22
Total fixed maturities – Exchange	$736	$16	$201	$14	$ 937	$30	176

Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Indemnity
Fixed maturities	$ 4	$ 9	$ 7	$ 17
Equity securities	0	1	1	2
Cash equivalents and other	1	0	1	0
Total investment income	5	10	9	19
Less: investment expenses	1	1	1	1
Investment income, net of expenses – Indemnity	$ 4	$ 9	$ 8	$ 18
Exchange
Fixed maturities	$ 92	$ 87	$184	$173
Equity securities	24	18	42	34
Cash equivalents and other	0	0	0	0
Total investment income	116	105	226	207
Less: investment expenses	7	6	16	13
Investment income, net of expenses – Exchange	$109	$ 99	$210	$194
Investment income, net of expenses – Erie Insurance Group	$113	$108	$218	$212

Dividend income is recognized as earned and recorded to net investment income.

Realized gains (losses) on Indemnity’s investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
Indemnity	2011	2010	2011	2010
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$2	$ 1	$2	$ 3
Gross realized losses	0	0	0	0
Net realized gains	2	1	2	3
Equity securities:
Gross realized gains	2	1	3	1
Gross realized losses	0	(1)	0	(1)
Net realized gains	2	0	3	0
Trading securities:
Common stock:
Gross realized gains	1	0	2	1
Gross realized losses	0	0	0	0
Valuation adjustments	1	(4)	0	(2)
Net realized gains (losses)	2	(4)	2	(1)
Net realized gains (losses) on investments – Indemnity	$6	$(3)	$7	$ 2

Realized gains (losses) on the Exchange’s investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
Exchange	2011	2010	2011	2010
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 26	$ 7	$ 51	$ 28
Gross realized losses	(5)	(3)	(17)	(12)
Net realized gains	21	4	34	16
Equity securities:
Gross realized gains	10	3	16	7
Gross realized losses	0	(1)	(1)	(1)
Net realized gains	10	2	15	6
Trading securities:
Common stock:
Gross realized gains	71	44	127	89
Gross realized losses	(16)	(18)	(24)	(30)
Valuation adjustments	(53)	(242)	29	(171)
Net realized gains (losses)	2	(216)	132	(112)
Net realized gains (losses) on investments – Exchange	$ 33	$(210)	$181	$ (90)
Net realized gains (losses) on investments – Erie Insurance Group	$ 39	$(213)	$188	$ (88)

The components of other-than-temporary impairments on investments are included below.

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Indemnity
Fixed maturities	$0	$(1)	$0	$(1)
Equity securities	0	0	0	0
Total	0	(1)	0	(1)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Indemnity	$0	$(1)	$0	$(1)
Exchange
Fixed maturities	$0	$(2)	$0	$(4)
Equity securities	0	(1)	0	(1)
Total	0	(3)	0	(5)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Exchange	$0	$(3)	$0	$(5)
Net impairment losses recognized in earnings – Erie Insurance Group	$0	$(4)	$0	$(6)

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

Limited partnerships

Our limited partnership investments are recorded using the equity method of accounting.  As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2011 are comprised of partnership financial results for the first quarter of 2011.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2011.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the six months ended June 30, 2011 and for the year ended December 31, 2010.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based on the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2011 include the partnership financial results for the fourth quarter of 2010 and first quarter of 2011.

	As of and for the six months ended June 30, 2011
(dollars in millions)			Income (loss) recognized due to valuation
Investment percentage in partnership for Erie Insurance Group	Number of partnerships	Asset recorded	adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 82	$ 7	$ 3
Greater than or equal to 10% but less than 50%	3	8	(2)	3
Greater than 50%	0	0	0	0
Total private equity	29	90	5	6
Mezzanine debt:
Less than 10%	11	27	(1)	3
Greater than or equal to 10% but less than 50%	3	15	1	0
Greater than 50%	1	2	0	0
Total mezzanine debt	15	44	0	3
Real estate:
Less than 10%	12	60	2	0
Greater than or equal to 10% but less than 50%	3	19	1	0
Greater than 50%	4	11	2	(1)
Total real estate	19	90	5	(1)
Total limited partnerships – Indemnity	63	$ 224	$10	$ 8

Exchange
Private equity:
Less than 10%	41	$ 547	$28	$25
Greater than or equal to 10% but less than 50%	3	38	(7)	11
Greater than 50%	0	0	0	0
Total private equity	44	585	21	36
Mezzanine debt:
Less than 10%	16	135	(2)	14
Greater than or equal to 10% but less than 50%	3	41	2	1
Greater than 50%	3	32	(1)	1
Total mezzanine debt	22	208	(1)	16
Real estate:
Less than 10%	25	270	17	(2)
Greater than or equal to 10% but less than 50%	5	63	1	0
Greater than 50%	4	40	(1)	5
Total real estate	34	373	17	3
Total limited partnerships – Exchange	100	$1,166	$37	$55
Total limited partnerships – Erie Insurance Group		$1,390	$47	$63

Per the limited partner financial statements, total partnership assets were $54 billion and total partnership liabilities were $5 billion at June 30, 2011 (as recorded in the March 31, 2011 limited partnership financial statements).  For the six month period comparable to that presented in the preceding table (fourth quarter 2010 and first quarter of 2011), total partnership valuation adjustment gains were $4 billion and total partnership net income was $2 billion.

As these investments are generally reported on a one-quarter lag, our limited partnership results through
December 31, 2010 include the partnership results for the fourth quarter of 2009 and the first three quarters of 2010.

	As of and for the year ended December 31, 2010
(dollars in millions)			Income (loss) recognized due to valuation
Investment percentage in partnership for Erie Insurance Group	Number of partnerships	Asset recorded	adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 78	$ 4	$ 7
Greater than or equal to 10% but less than 50%	3	8	3	0
Greater than 50%	0	0	0	0
Total private equity	29	86	7	7
Mezzanine debt:
Less than 10%	11	30	4	3
Greater than or equal to 10% but less than 50%	3	15	2	(2)
Greater than 50%	1	2	0	0
Total mezzanine debt	15	47	6	1
Real estate:
Less than 10%	12	59	30	(31)
Greater than or equal to 10% but less than 50%	4	14	10	(10)
Greater than 50%	4	10	4	(3)
Total real estate	20	83	44	(44)
Total limited partnerships – Indemnity	64	$ 216	$ 57	$(36)

Exchange
Private equity:
Less than 10%	41	$ 517	$ 28	$ 40
Greater than or equal to 10% but less than 50%	3	38	10	0
Greater than 50%	0	0	0	(1)
Total private equity	44	555	38	39
Mezzanine debt:
Less than 10%	14	142	12	13
Greater than or equal to 10% but less than 50%	3	41	2	(2)
Greater than 50%	3	31	0	2
Total mezzanine debt	20	214	14	13
Real estate:
Less than 10%	25	250	(11)	10
Greater than or equal to 10% but less than 50%	6	52	7	(7)
Greater than 50%	4	37	15	(11)
Total real estate	35	339	11	(8)
Total limited partnerships – Exchange	99	$1,108	$ 63	$ 44
Total limited partnerships – Erie Insurance Group		$1,324	$120	$ 8

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

Note 8.  Bank Line of Credit

As of June 30, 2011, Indemnity has available a $100 million line of credit that expires on December 31, 2011.  There were no borrowings outstanding on the line of credit as of June 30, 2011.  Bonds with a fair value of $135 million are pledged as collateral on the line at June 30, 2011.

As of June 30, 2011, the Exchange has available a $200 million revolving line of credit that expires on September 30, 2012.  There were no borrowings outstanding on the line of credit as of June 30, 2011.  Bonds with a fair value of $263 million are pledged as collateral on the line at June 30, 2011.

Securities pledged as collateral on both lines have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of June 30, 2011.  The banks require compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange’s line of credit and minimum net worth and leverage ratios for Indemnity’s line of credit.  We are in compliance with all covenants at June 30, 2011.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At June 30, 2011, we recorded a net deferred tax liability of $251 million on our Consolidated Statements of Financial Position.  Of this amount, $250 million is attributable to the Exchange and $1 million is attributable to Indemnity.  There was no deferred tax valuation allowance recorded at June 30, 2011.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent 99% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and Exchange when the investment related permanent differences are considered.

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

We offer a noncontributory defined benefit pension plan that covers substantially all employees.  This is the largest benefit plan we offer.  We also offer an unfunded supplemental retirement plan (SERP) for certain members of executive and senior management of the Erie Insurance Group.  The components of net periodic benefit cost for our pension benefits are:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$ 5	$ 4	$ 9	$ 8
Interest cost	5	5	11	10
Expected return on plan assets	(6)	(7)	(13)	(13)
Amortization of prior service cost	0	0	0	0
Amortization of actuarial loss	1	1	3	2
Net periodic benefit cost	$ 5	$ 3	$ 10	$ 7

Note 11.  Reconciliation of Shareholders’ Equity

A reconciliation of shareholders’ equity follows for the year-to-date December 31, 2010 and June 30, 2011:

(in millions, except per share data)	Indemnity shareholders’	Exchange noncontrolling	Erie Insurance
	interest	interest	Group
Balance at December 31, 2009	$902	$4,823	$5,725
Comprehensive income:
Net income	162	498	660
Other comprehensive income, net of tax:
Unrealized gains on securities	9	101	110
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries	(15)	–	(15)
Postretirement plans:
Amortization of prior service cost	0	–	0
Amortization of net actuarial loss	2	–	2
Net actuarial loss during year	(6)	–	(6)
Loss due to plan changes during year	0	–	0
Curtailment/settlement loss arising during year	0	–	0
Postretirement plans	(4)	–	(4)
Other comprehensive (loss) income, net of tax	(10)	101	91
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries, net of tax	15	–	15
Comprehensive income	167	599	766
Purchase of treasury stock	(58)	–	(58)
Dividends declared:
Class A $1.995 per share	(99)	–	(99)
Class B $293.25 per share	0	–	0
Balance at December 31, 2010	$912	$5,422	$6,334
Comprehensive income:
Net income	96	71	167
Other comprehensive income, net of tax:
Unrealized (loss) gains on securities	(1)	23	22
Reclassification of unrealized gain on sale of EFL	(9)	–	(9)
Other comprehensive (loss) income, net of tax	(10)	23	13
Reclassification of unrealized gain on sale of EFL, net of tax	9	–	9
Comprehensive income	95	94	189
Purchase of treasury stock	(90)	–	(90)
Dividends declared:
Class A - $1.03 per share	(51)	–	(51)
Class B - $154.50 per share	0	–	0
Balance at June 30, 2011	$866	$5,516	$6,382

Note 12.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $43 million related to its limited partnership investments at June 30, 2011.  These commitments are split between private equity securities of $18 million, real estate activities of $13 million and mezzanine debt securities of $12 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $434 million related to its limited partnership investments at June 30, 2011.  These commitments are split between private equity securities of $193 million, real estate activities of $117 million and mezzanine debt securities of $124 million.  These commitments will be funded as required by the partnership agreements.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated. When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our consolidated financial condition, operations or cash flows.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our consolidated financial condition, operations or cash flows.

For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  The outcome of this pending litigation is uncertain, but in our opinion the outcome of each case, individually and in the aggregate, is not expected to be material to our consolidated financial condition, operations or cash flows.  We review all litigation on an ongoing basis when making accrual and disclosure decisions.

Note 13.  Statutory Information

Cash and securities with a carrying value of $14 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at both June 30, 2011 and December 31, 2010.

Note 14.  Indemnity Supplemental Information

	Consolidating Statement of Financial Position
	June 30, 2011
	Indemnity	Exchange	Reclassifications	Erie
(in millions)	shareholder	noncontrolling	and	Insurance
	interest	interest	eliminations	Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 525	$ 7,380	$ –	$ 7,905
Equity securities	20	610	–	630
Trading securities, at fair value	30	2,513	–	2,543
Limited partnerships	224	1,166	–	1,390
Other invested assets	1	19	–	20
Total investments	800	11,688	–	12,488
Cash and cash equivalents	48	61	–	109
Premiums receivable from policyholders	–	1,017	–	1,017
Reinsurance recoverable	–	198	–	198
Deferred acquisition costs	–	484	–	484
Other assets	111	316	–	427
Receivables from Exchange and other affiliates	265	–	(265)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,249	$13,764	$(290)	$14,723
Liabilities
Losses and loss expense reserves	$ –	$ 3,791	$ –	$ 3,791
Life policy and deposit contract reserves	–	1,637	–	1,637
Unearned premiums	–	2,196	–	2,196
Deferred income taxes	1	250	–	251
Other liabilities	382	374	(290)	466
Total liabilities	383	8,248	(290)	8,341
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	866	–	–	866
Noncontrolling interest in consolidated entity – Exchange	–	5,516	–	5,516
Total equity	866	5,516	–	6,382
Total liabilities, shareholders’ equity and noncontrolling interest	$1,249	$13,764	$(290)	$14,723

	Consolidating Statement of Financial Position
	December 31, 2010
	Indemnity	Exchange	Reclassifications	Erie
(in millions)	shareholder	noncontrolling	and	Insurance
	interest	interest	eliminations	Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 264	$ 7,279	$ –	$ 7,543
Equity securities	24	570	–	594
Trading securities, at fair value	28	2,306	–	2,334
Limited partnerships	216	1,108	–	1,324
Other invested assets	1	19	–	20
Total investments	533	11,282	–	11,815
Cash and cash equivalents	310	120	–	430
Premiums receivable from policyholders	–	942	–	942
Reinsurance recoverable	–	201	–	201
Deferred acquisition costs	–	467	–	467
Other assets	132	357	–	489
Receivables from Exchange and other affiliates	232	–	(232)	–
Note receivable from EFL	25	–	(25)	–
Equity in EFL (1)	80	–	(80)	–
Total assets	$1,312	$13,369	$(337)	$14,344
Liabilities
Losses and loss expense reserves	$ –	$ 3,584	$ –	$ 3,584
Life policy and deposit contract reserves	–	1,603	–	1,603
Unearned premiums	–	2,082	–	2,082
Deferred income taxes	26	257	–	283
Other liabilities	374	341	(257)	458
Total liabilities	400	7,867	(257)	8,010
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	912	–	–	912
Noncontrolling interest in consolidated entity – Exchange	–	5,502	(80)	5,422
Total equity	912	5,502	(80)	6,334
Total liabilities, shareholders’ equity and noncontrolling interest	$1,312	$13,369	$(337)	$14,344

(1)          On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange. (See Note 1, “Nature of Operations”.)

Note receivable from EFL

Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  EFL accrued interest to Indemnity of $0.4 million in each of the second quarters ended June 30, 2011 and 2010.

(in millions)	Income attributable to Indemnity shareholder interest
			Three months ended June 30,		Six months ended June 30,
	Percent		2011	2010	2011	2010
Management operations:
Management fee revenue, net	100.0%		$285	$270	$536	$507
Service agreement revenue	100.0%		9	9	17	17
Total revenue from management operations			294	279	553	524
Cost of management operations	100.0%		230	217	441	409
Income from management operations before taxes			64	62	112	115
Property and casualty insurance operations: (2)
Net premiums earned	5.5%	(2)	–	53	–	106
Losses and loss expenses	5.5%	(2)	–	40	–	80
Policy acquisition and other underwriting expenses	5.5%	(2)	–	15	–	30
Loss from property and casualty insurance operations before taxes			–	(2)	–	(4)
Life insurance operations: (1)
Total revenue	21.6%	(3)	–	9	10	18
Total benefits and expenses	21.6%	(3)	–	6	7	13
Income from life insurance operations before taxes			–	3	3	5
Investment operations:
Net investment income (2)			4	9	8	18
Net realized gains (losses) on investments (2)			6	(3)	7	2
Net impairment losses recognized in earnings (2)			0	(1)	0	(1)
Equity in earnings of limited partnerships			7	6	18	6
Income from investment operations before taxes (2)			17	11	33	25
Income from operations before income taxes			81	74	148	141
Provision for income taxes			29	25	52	45
Net income			$ 52	$ 49	$ 96	$ 96

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

(2)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Note 1, “Nature of Operations”.)

(3)          Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange or noncontrolling interest. Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011. (See Note 1, “Nature of Operations”.)

Direct method of cash flows

Indemnity’s components of direct cash flows as presented in the Consolidated Statements of Cash Flows are as follows for the six months ended June 30:

	Indemnity
(in millions)	Six months ended June 30,
	2011	2010
Management fee received	$521	$467
Service agreement fee received	17	17
Premiums collected (1)	–	109
Net investment income received (1)	13	23
Limited partnership distributions	10	7
Decrease in reimbursements collected from affiliates	(18)	(11)
Commissions and bonuses paid to agents	(313)	(290)
Salaries and wages paid	(62)	(56)
Employee benefits paid	(11)	(20)
Losses paid (1)	–	(67)
Loss expenses paid (1)	–	(11)
Other underwriting and acquisition costs paid (1)	–	(30)
General operating expenses paid	(68)	(59)
Income taxes paid	(28)	(37)
Net cash provided by operating activities	61	42
Net cash used in investing activities	(181)	(17)
Net cash used in financing activities	(142)	(67)
Net decrease in cash	(262)	(42)
Cash and cash equivalents at beginning of period	310	76
Cash and cash equivalents at end of period	$48	$34

(1)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest. Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010. (See Note 1, “Nature of Operations”.)

Note 15.  Capital Stock

Stock repurchase program

In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $56 million of repurchase authority remaining under this program at June 30, 2011.

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

Risk factors related to the Erie Indemnity Company (“Indemnity”) shareholder interest:

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

•                  ability to meet liquidity needs and access capital; and

•                  outcome of pending and potential litigation against us.

Risk factors related to the non-controlling interest owned by the Erie Insurance Exchange (“Exchange”), which includes the Property and Casualty Group and EFL:

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements - Note 2, Significant Accounting Policies,” contained within this report for a discussion of adopted and/or pending accounting pronouncements, all of which are not expected to have a material impact on our future financial condition, results of operations or cash flows.

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

Indemnity shareholder interest includes Indemnity’s equity and income, but not the equity or income of the Exchange.  The Exchange’s equity, which is comprised of its retained earnings and accumulated other comprehensive income, is held for the interest of its subscribers (policyholders) and meets the definition of a noncontrolling interest, which is reflected as such in our consolidated financial statements.

“Indemnity shareholder interest” refers to the interest in Erie Indemnity Company owned by the Class A and Class B shareholders.  “Noncontrolling interest” refers to the interest in the Erie Insurance Exchange held for the interest of the subscribers (policyholders).

Indemnity shareholder interest in income generally comprises:

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

(1)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(2)          Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange or noncontrolling interest.  Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Results of the Erie Insurance Group’s operations by interest (Unaudited)

The following tables represent a breakdown of the composition of the income attributable to Indemnity and the income attributable to the noncontrolling interest (Exchange) for the three and six months ended June 30, 2011.  For purposes of this discussion, EFL’s investments are included in the life insurance operations.

(in millions)	Indemnity shareholder interest				Noncontrolling interest (Exchange)			Eliminations of related party transactions		Erie Insurance Group
			Three months ended June 30,			Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	Percent		2011	2010	Percent	2011	2010	2011	2010	2011	2010
Management operations:
Management fee revenue, net	100.0%		$285	$270		$ –	$ –	$(285)	$(270)	$ –	$ –
Service agreement revenue	100.0%		9	9		–	–	–	–	9	9
Total revenue from management operations			294	279		–	–	(285)	(270)	9	9
Cost of management operations	100.0%		230	217		–	–	(230)	(217)	–	–
Income from management operations before taxes			64	62		–	–	(55)	(53)	9	9
Property and casualty insurance operations: (2)
Net premiums earned	5.5%	(2)	–	53	94.5% (2)	1,030	921	–	–	1,030	974
Losses and loss expenses	5.5%	(2)	–	40	94.5% (2)	1,147	677	(2)	(2)	1,145	715
Policy acquisition and other underwriting expenses	5.5%	(2)	–	15	94.5% (2)	298	261	(56)	(54)	242	222
(Loss) income from property and casualty insurance operations before taxes			–	(2)		(415)	(17)	58	56	(357)	37
Life insurance operations: (1)
Total revenue	21.6%	(3)	–	9	78.4% (3)	44	32	(1)	(1)	43	40
Total benefits and expenses	21.6%	(3)	–	6	78.4% (3)	32	24	0	0	32	30
Income from life insurance operations before taxes			–	3		12	8	(1)	(1)	11	10
Investment operations:
Net investment income (2)			4	9		88	78	(2)	(2)	90	85
Net realized gains (losses) on investments (2)			6	(3)		30	(213)	–	–	36	(216)
Net impairment losses recognized in earnings (2)			0	(1)		0	(1)	–	–	0	(2)
Equity in earnings of limited partnerships			7	6		30	20	–	–	37	26
Income (loss) from investment operations before taxes (2)			17	11		148	(116)	(2)	(2)	163	(107)
Income (loss) from operations before income taxes and noncontrolling interest			81	74		(255)	(125)	–	–	(174)	(51)
Provision for income taxes			29	25		(96)	(45)	–	–	(67)	(20)
Net income (loss)			$ 52	$ 49		$ (159)	$ (80)	$ –	$ –	$ (107)	$ (31)

(1)      Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life product.  On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results.  However, the life insurance investment results are included in the investment operations segment discussion as part of the Exchange’s investment results.

(2)      Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(3)      Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange or noncontrolling interest.  Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL  accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(in millions)	Indemnity shareholder interest				Noncontrolling interest (Exchange)				Eliminations of related party transactions		Erie Insurance Group
			Six months ended June 30,				Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	Percent		2011	2010	Percent		2011	2010	2011	2010	2011	2010
Management operations:
Management fee revenue, net	100.0%		$536	$507			$ –	$ –	$(536)	$(507)	$ –	$ –
Service agreement revenue	100.0%		17	17			–	–	–	–	17	17
Total revenue from management operations			553	524			–	–	(536)	(507)	17	17
Cost of management operations	100.0%		441	409			–	–	(441)	(409)	–	–
Income from management operations before taxes			112	115			–	–	(95)	(98)	17	17
Property and casualty insurance operations: (2)
Net premiums earned	5.5%	(2)	–	106	94.5%	(2)	2,044	1,830	–	–	2,044	1,936
Losses and loss expenses	5.5%	(2)	–	80	94.5%	(2)	1,830	1,375	(3)	(3)	1,827	1,452
Policy acquisition and other underwriting expenses	5.5%	(2)	–	30	94.5%	(2)	580	511	(98)	(100)	482	441
(Loss) income from property and casualty insurance operations before taxes			–	(4)			(366)	(56)	101	103	(265)	43
Life insurance operations: (1)
Total revenue	21.6%	(3)	10	18	78.4%	(3)	78	66	(1)	(1)	87	83
Total benefits and expenses	21.6%	(3)	7	13	78.4%	(3)	56	50	0	(1)	63	62
Income from life insurance operations before taxes			3	5			22	16	(1)	0	24	21
Investment operations:
Net investment income (2)			8	18			169	153	(5)	(5)	172	166
Net realized gains (losses) on investments (2)			7	2			174	(98)	–	–	181	(96)
Net impairment losses recognized in earnings (2)			0	(1)			0	(3)	–	–	0	(4)
Equity in earnings of limited partnerships			18	6			91	24	–	–	109	30
Income from investment operations before taxes (2)			33	25			434	76	(5)	(5)	462	96
Income from operations before income taxes and noncontrolling interest			148	141			90	36	–	–	238	177
Provision for income taxes			52	45			19	1	–	–	71	46
Net income			$ 96	$ 96			$ 71	$ 35	$ –	$ –	$ 167	$ 131

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

(2)            Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(3)            Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange or noncontrolling interest.  Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Net income in the second quarter of 2011 was impacted by adverse results in our property and casualty insurance operations compared to the second quarter of 2010.  The Exchange’s property and casualty insurance operation’s losses were higher due to a significant increase in catastrophe losses, offset somewhat by favorable development on prior accident years and a 5.9% increase in earned premium, which was driven by an increase in policies in force and modest increases in average premium per policy.  Our investment operations were positively impacted primarily by realized gains on investments, compared to losses in the second quarter of 2010, and increased equity in earnings on limited partnerships.

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

Indemnity uses operating income to evaluate the results of its operations.  It reveals trends that may be obscured by the net effects of realized capital gains and losses including impairment losses.  Realized capital gains and losses including impairment losses, may vary significantly between periods and are generally driven by business decisions and economic developments such as capital market conditions which are not related to our ongoing operations.  We believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our performance.  We are aware that the price to earnings multiple commonly used by investors as a forward-looking valuation technique uses operating income as the denominator.  Operating income should not be considered as a substitute for net income prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and does not reflect Indemnity’s overall profitability.

The following table reconciles operating income and net income for the Indemnity shareholder interest: (1) (2)

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$ 48	$ 51	$ 91	$ 95
Net realized gains (losses) and impairments on investments	6	(4)	7	1
Income tax (expense) benefit	(2)	2	(2)	0
Realized gains (losses) and impairments, net of income taxes	4	(2)	5	1
Net income attributable to Indemnity	$ 52	$ 49	$ 96	$ 96

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.87	$0.89	$1.64	$1.66
Net realized gains (losses) and impairments on investments	0.10	(0.07)	0.12	0.02
Income tax (expense) benefit	(0.03)	0.04	(0.04)	0.00
Realized gains (losses) and impairments, net of income taxes	0.07	(0.03)	0.08	0.02
Net income attributable to Indemnity	$0.94	$0.86	$1.72	$1.68

(1)          Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange or noncontrolling interest.  Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(2)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Summary of results – Indemnity shareholder interest

Three months ended June 30, 2011

•                Net income attributable to Indemnity per share-diluted was $0.94 per share in the second quarter of 2011 compared to net income per share-diluted of $0.86 per share in the second quarter of 2010.  The second quarter 2010 net income amount includes $0.10 per share related to operations sold to the Exchange.

•                Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.87 per share in the second quarter of 2011 compared to $0.89 in the second quarter of 2010.  The second quarter 2010 operating income amount includes $0.09 per share related to operations sold to the Exchange.

Six months ended June 30, 2011

•                Net income attributable to Indemnity per share-diluted increased to $1.72 per share for the six months ended June 30, 2011 from net income per share-diluted of $1.68 per share for the six months ended June 30, 2010.  The net income for 2011 and 2010 includes $0.02 and $0.21 per share, respectively, related to operations sold to the Exchange.

•                Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $1.64 per share in the first half of 2011 compared to $1.66 in the first half of 2010.  The 2011 and 2010 operating income amounts include $0.02 and $0.18 per share, respectively, related to operations sold to the Exchange.

Operating Segments

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.

Management operations

Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for both 2011 and 2010. Management fee revenue is eliminated upon consolidation.

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

Members of the Property and Casualty Group pool their underwriting results under an intercompany pooling agreement.  Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest and ENY retains a 0.5% interest.  Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.

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

Our investment operations reflected the improvement experienced in the financial markets in the second quarter of 2011.  Realized gains totaled $39 million in the second quarter of 2011 compared to realized losses of $213 million in the same period in 2010.  In the second quarter of 2011 there were no impairments of securities compared to $4 million in the second quarter of 2010.  Our alternative investments benefited from the improved financial market conditions in the first quarter of 2011.  The upturn across all markets had a significant impact on the portfolios of our partnerships.  Equity in earnings of limited partnerships was $38 million in the second quarter of 2011 compared to $27 million in the second quarter of 2010.  The valuation adjustments in the limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the second quarter 2011 partnership earnings do not reflect the valuation changes from the second quarter of 2011, but reflect conditions from the first quarter of 2011.

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

	Erie Insurance Group
(dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2011	2010	% Change		2011	2010	% Change
Indemnity	(Unaudited)				(Unaudited)
Management fee revenue	$285	$270	5.1%		$536	$507	5.6%
Service agreement revenue	9	9	(2.8)		17	17	(2.1)
Total revenue from management operations	294	279	4.9		553	524	5.4
Cost of management operations	230	217	5.4		441	409	7.7
Income from management operations –Indemnity (1)	$ 64	$ 62	3.0%		$112	$115	(2.9)%
Gross margin	21.6%	22.0%	(0.4	)pts.	20.2%	21.9%	(1.7	)pts.

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

	Erie Insurance Group
(dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Indemnity	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premiums	$1,144	$1,088	5.3%	$2,152	$2,036	5.7%
Management fee rate	25.00%	25.00%		25.00%	25.00%
Management fee revenue, gross	$ 286	$ 271	5.3%	$ 538	$ 509	5.7%
Change in allowance for management fee returned on cancelled policies(1)	(1)	(1)	NM	(2)	(2)	NM
Management fee revenue, net of allowance	$ 285	$ 270	5.1%	$ 536	$ 507	5.6%

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premiums of the Property and Casualty Group increased 5.3% in the second quarter of 2011, compared to the second quarter of 2010, due to a 2.9% increase in policies in force and modest increases in average premium.  The year-over-year average premium per policy for all lines of business increased 2.7% at June 30, 2011, compared to a decrease of 0.5% at June 30, 2010.  The policy retention ratio was 90.8% at June 30, 2011, compared to 90.7% at December 31, 2010 and 90.5% at June 30, 2010.  See the “Property and casualty insurance operations” segment that follows for a complete discussion of property and casualty direct written premiums.

The management fee rate was set at 25%, the maximum rate, for both 2011 and 2010. Changes in the management fee rate can affect the segment’s revenue and net income significantly.

Service agreement revenue

Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment. Service agreement revenue totaled $9 million in the second quarter of 2011 and 2010, and $17 million for the six months ended June 30, 2011 and 2010.

Cost of management operations

	Erie Insurance Group
(in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Indemnity	(Unaudited)			(Unaudited)
Commissions	$157	$149	5.8%	$295	$277	6.4%
Non-commission expense	73	68	4.5	146	132	10.6
Total cost of management operations	$230	$217	5.4%	$441	$409	7.7%

Commissions – Commissions increased $8 million in the second quarter of 2011, compared to the second quarter of 2010, primarily as a result of the 5.3% increase in direct written premiums of the Property and Casualty Group.

For the six months ended June 30, 2011, commissions increased $18 million compared to the six months ended June 30, 2010, driven primarily by the 5.7% increase in direct written premiums of the Property and Casualty Group.

Non-commission expense – Non-commission expense increased $5 million in the second quarter of 2011, compared to the second quarter of 2010.  Personnel costs increased $2 million primarily as a result of increases in salaries and benefits.  Professional fees increased $2 million and software expenses increased $1 million related to our technology initiatives.

The gross margin for the second quarter of 2011 was 21.6% compared to 22.0% recorded in the same period in 2010.

For the six months ended June 30, 2011, non-commission expense increased $14 million compared to the six months ended June 30, 2010.  Personnel costs increased $7 million primarily as a result of increases in salaries and benefits, while the 2010 expenses included a $5 million reduction for a favorable court ruling.

The gross margin of 21.9% for the six months ended June 30, 2010 was positively impacted by a $5 million reduction for a favorable court ruling.  Excluding this adjustment, the gross margin would have been 21.0%, compared to 20.2% for the six months ended June 30, 2011.  The lower gross margin in the first half of 2011 was a result of expense growth slightly outpacing revenue growth.

Property and casualty insurance operations

The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.

	Property and Casualty Group
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2011	2010	% Change		2011	2010	% Change
	(Unaudited)				(Unaudited)
Direct written premium	$1,144	$1,088	5.3%		$2,152	$2,036	5.7%
Reinsurance – assumed and ceded	(4)	(4)	(0.8)		(8)	(6)	(23.8)
Net written premium	1,140	1,084	5.3		2,144	2,030	5.7
Change in unearned premium	110	110	0.0		100	94	6.6
Net premiums earned	1,030	974	5.9		2,044	1,936	5.6
Losses and loss expenses	1,147	717	59.9		1,830	1,455	25.8
Policy acquisition and other underwriting expenses	298	276	8.1		580	541	7.1
Total losses and expenses	1,445	993	45.4		2,410	1,996	20.7
Underwriting loss – Erie Insurance Group	$ (415)	$ (19)	NM		$ (366)	$ (60)	NM
Underwriting loss – Indemnity (1)	$ –	$ (2)			$ –	$ (4)
Underwriting loss – Exchange (1)	$ (415)	$ (17)			$ (366)	$ (56)

Loss and loss expense ratio	111.2%	73.7%	37.5	pts.	89.5%	75.2%	14.3	pts.
Policy acquisition and other underwriting expense ratio	29.0	28.1	0.9		28.4	28.0	0.4
Combined ratio	140.2%	101.8%	38.4	pts.	117.9%	103.2%	14.7	pts.

NM = not meaningful

(1)          Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

We measure profit or loss for our property and casualty insurance segment based upon underwriting results, which represents net premiums earned less losses and loss expenses and policy acquisition and other underwriting expenses on a pre-tax basis.  Loss and combined ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results. Investment results of our underwriting business are included in our investment operations segment.

Direct written premiums

Direct written premiums of the Property and Casualty Group increased 5.3% to over $1.1 billion in the second quarter of 2011 from the second quarter of 2010, driven by an increase in policies in force and modest increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 2.9% in the second quarter of 2011 as the result of continuing strong policyholder retention, compared to an increase of 3.5% in the second quarter of 2010.  The year-over-year average premium per policy for all lines of business increased 2.7% at June 30, 2011, compared to a decrease of 0.5% at June 30, 2010.  The combined impact of these increases in the second quarter of 2011 was seen primarily in our renewal business premiums.

Premiums generated from new business decreased 2.8% to $121 million in the second quarter of 2011, compared to an increase of 6.5%, or $124 million, in the second quarter of 2010.  Underlying the trend in new business premiums was a decrease in new business policies in force of 4.1%, in the second quarter of 2011, compared to an increase of 6.9% in the second quarter of 2010, while the year-over-year average premium per policy on new business increased 6.3% at June 30, 2011, compared to a decrease of 0.1% at June 30, 2010.

Premiums generated from renewal business increased 6.3% to $1.0 billion in the second quarter of 2011, compared to an increase of 3.9%, or $963 million, in the second quarter of 2010.  Underlying the trend in renewal business premiums was an increase in renewal business policies in force of 3.9% in the second quarter of 2011, compared to 3.0% in the second quarter of 2010, and an increase in the renewal business year-over-year average premium per policy of 2.1% at June 30, 2011, compared to a decline of 0.5% at June 30, 2010.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.8% at June 30, 2011, and 90.7% at December 31, 2010, and 90.5% at June 30, 2010.

Personal lines – Total personal lines premiums written increased 4.4% to $826 million in the second quarter of 2011, from $792 million in the second quarter of 2010, driven by an increase of 2.7% in both the total personal lines policies in force and year-over-year average premium per policy.

New business premiums written on personal lines decreased 5.9% in the second quarter of 2011, compared to an increase of 4.7% in the second quarter of 2010.  Personal lines new business policies in force decreased 5.9% in the second quarter of 2011, compared to an increase of 6.3% in the second quarter of 2010, while the year-over-year average premium per policy on personal lines new business increased 3.6% at June 30, 2011, compared to 0.6% at June 30, 2010.

•                Private passenger auto new business premiums written decreased 4.9% in the second quarter of 2011, compared to an increase of 3.3% in the second quarter of 2010.  New business policies in force for private passenger auto decreased 5.1% in the second quarter of 2011, compared to an increase of 5.0% in the second quarter of 2010, while the new business year-over-year average premium per policy for private passenger auto increased 2.4% at June 30, 2011, compared to 1.4% at June 30, 2010.

•                Homeowners new business premiums written decreased 10.0% in the second quarter of 2011, compared to an increase of 9.3% in the second quarter of 2010.  New business policies in force for homeowners decreased 8.9% in the second quarter of 2011, compared to an increase of 9.0% in the second quarter of 2010.  The new business year-over-year average premium per policy for homeowners increased 4.4% at June 30, 2011, compared to 1.0% at June 30, 2010.

Renewal premiums written on personal lines increased 5.5% in the second quarter of 2011, compared to 5.6% in the second quarter of 2010, driven by a modest increase in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 2.5% at June 30, 2011, compared to 1.5% at June 30, 2010.  The personal lines year-over-year policy retention ratio was 91.6% at June 30, 2011, 91.5% at December 31, 2010, and 91.3% at June 30, 2010.

•                Private passenger auto renewal premiums written increased 2.4% in the second quarter of 2011, compared to 4.9% in the second quarter of 2010.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.8% at June 30, 2011, compared to 1.1% at June 30, 2010.  The private passenger auto year-over-year policy retention ratio was 91.7% at June 30, 2011, compared to 91.8% at December 31, 2010 and June 30, 2010.

•                Homeowners renewal premiums written increased 11.6% in the second quarter of 2011, compared to 6.9% in the second quarter of 2010.  The year-over-year average premium per policy on homeowners renewal business increased 6.4% at June 30, 2011, compared to 3.7% at June 30, 2010, while the homeowners year-over-year policyholder retention ratio was 91.5% at June 30, 2011, 91.2% at December 31, 2010, and 90.9% at June 30, 2010.

Commercial lines – Total commercial lines premiums written increased 7.6%, to $319 million in the second quarter of 2011 from $296 million in the second quarter of 2010, driven by a 3.9% increase in total commercial lines policies in force and a 1.9% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 2.7% in the second quarter of 2011, compared to 9.9% in the second quarter of 2010.  Commercial lines new business policies in force increased 3.8% in the second quarter of 2011, compared to 9.6% in the second quarter of 2010, while the year-over-year average premium per policy on commercial lines new business increased 6.7% at June 30, 2011, compared to a decrease of 3.0% at June 30, 2010.

Renewal premiums for commercial lines increased 8.5% in the second quarter of 2011, compared to a decrease of 0.8% in the second quarter of 2010.  The improvement seen in the commercial lines renewal premiums was driven by a modest increase in the average premium per policy combined with steady policy retention trends, the combined impact of which was seen primarily in the workers compensation and commercial multi-peril lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 1.1% at June 30, 2011, compared to a decline of 5.2% at June 30, 2010.  The workers compensation and commercial multi-peril year-over-year average premium per policy on renewal business increased 2.3% and 2.1%, respectively, at June 30, 2011, compared to decreases of 13.8% and 2.1%, respectively, at June 30, 2010.  Contributing to the lower average premium per policy in the second quarter of 2010 were shifts in the mix of our book of business and lower exposures for the workers compensation and commercial auto lines of business.  The year-over-year policy retention ratio for commercial lines was 85.5% at June 30, 2011, 85.3% at December 31, 2010, and 85.2% at June 30, 2010.

Future trends–premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace, which have a direct bearing on Indemnity’s management fee.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their book of business with the Property and Casualty Group.  At June 30, 2011, we had a total of 2,096 agencies with 9,511 licensed representatives.  Our continued focus on underwriting discipline and the maturing of our pricing segmentation model has contributed to the Property and Casualty Group’s ability to retain existing and attract new policyholders resulting in growth in new policies in force and steady retention ratios.  We expect our pricing actions to result in a net increase in direct written premium in 2011, however, exposure reductions and changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may continue to reduce coverages.

Current year losses and loss expenses

The current accident year loss and loss expense ratio, excluding catastrophe losses, was 65.0% in the second quarter of 2011 compared to 67.9% in the second quarter of 2010, and 65.9% in the first half of 2011 compared to 69.0% in the first half of 2010.

The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 65.2% in the second quarter of 2011 compared to 67.4% in the second quarter of 2010, and 66.4% in the first half of 2011 compared to 69.1% in the first half of 2010.

The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 64.3% in the second quarter of 2011 compared to 68.3% in the second quarter of 2010, and 64.4% in the first half of 2011 compared to 68.8% in the first half of 2010.

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

Catastrophe losses, as defined by the Property and Casualty Group, totaled $537 million in the second quarter of 2011, compared to $80 million in the second quarter of 2010, and contributed 52.1 points and 8.1 points to the loss ratios at June 30, 2011 and 2010, respectively.  In the second quarter of 2011, the states of Tennessee, North Carolina, Pennsylvania and Ohio experienced an increase in storm activity including hail, tornado and wind storms resulting in an increase in claims compared to the second quarter of 2010.  Catastrophe losses incurred for the first half of 2011 and 2010 totaled $602 million and $193 million, respectively, and contributed 29.5 points and 9.9 points to the combined ratio, respectively.

Prior year loss reserve development

The following table provides the details of our property and casualty insurance operation’s prior year loss reserve development by type of business:

(in millions)	Erie Insurance Group
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Prior year loss development:	(Unaudited)		(Unaudited)
Direct business including salvage and subrogation	$(50)	$(13)	$(111)	$(56)
Assumed reinsurance business	(7)	(8)	(4)	(11)
Ceded reinsurance business	(3)	(1)	(4)	(5)
Total prior year loss development	$(60)	$(22)	$(119)	$(72)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business including salvage and subrogation – Favorable development of prior accident years, including the effects of salvage and subrogation recoveries, improved the combined ratio by 4.9 points in the second quarter of 2011, compared to 1.3 points in the second quarter of 2010.  The favorable development in the second quarter of 2011 was primarily driven by better than expected severity trends on uninsured/underinsured motorist bodily injury and improved annual claim cost expectations on massive injury lifetime medical benefits in the personal auto line of business, the death of one and the closing of two massive injury lifetime medical benefits claims in the workers compensation line of business, and better than expected severity trends on liability claims in the commercial multi-peril line of business.  In the second quarter of 2010, the favorable development was primarily driven by improved severity trends in the workers compensation and commercial multi-peril lines of business.

Favorable development of prior accident years, including the effects of salvage and subrogation recoveries, improved the combined ratio by 5.4 points in the first half of 2011, compared to 2.9 points in the first half of 2010.  The favorable development in the first half of 2011 was primarily driven by better than expected severity trends on uninsured/ underinsured motorist bodily injury, improved annual claim cost expectations on massive injury lifetime medical benefits and the closing of one massive injury lifetime medical benefits claim in the personal auto line of business, better than expected severity trends on liability claims in the commercial multi-peril and homeowners lines of business, and the closing of four massive injury lifetime medical benefits claims in the workers compensation line of business.  In the first half of 2010, the favorable development was primarily driven by improved severity trends in the commercial multi-peril and workers compensation lines of business, improvements in frequency trends on automobile bodily injury and uninsured/underinsured motorist bodily injury and closing of two claims in the personal auto line of business, and the settlement of one large claim in the homeowners line of business.

Assumed reinsurance – The Property and Casualty Group experienced favorable development of prior accident year loss reserves on its assumed reinsurance business totaling $7 million in the second quarter of 2011, compared to $8 million in the second quarter of 2010.  For the first half of 2011, favorable development of prior accident year loss reserves on assumed reinsurance totaled $4 million, compared to $11 million in the first half of 2010.  The favorable development in 2011 and 2010 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group’s increase in ceded reinsurance reserves, which is reflected as favorable development of prior accident year loss reserves, totaled $3 million in the second quarter of 2011, compared to $1 million in the second quarter of 2010, and $4 million in the first half of 2011, compared to $5 million in the first half of 2010.  In the first half of 2011 and 2010, the increase was primarily from development in the business catastrophe liability and commercial multi-peril lines of business.

Policy acquisition and other underwriting expenses

Our expense ratio remained relatively flat, increasing only 0.9 points in the second quarter of 2011 primarily as a result of less deferrable costs compared to the second quarter of 2010.  The management fee rate was 25% for the periods ending June 30, 2011 and June 30, 2010.

Life insurance operations

EFL is a Pennsylvania-domiciled life insurance company which operates in 10 states and the District of Columbia and underwrites and sells individual and group life insurance policies and fixed annuities.

	Erie Family Life Insurance Company
	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	% Change	2011	2010	% Change
	(Unaudited)			(Unaudited)
Individual life premiums, net of reinsurance	$17	$16	2.4%	$32	$31	2.7%
Group life and other premiums	1	0	1.2	2	1	1.7
Other revenue	(1)	0	(4.0)	0	0	6.2
Total net policy revenue	17	16	2.3	34	32	2.7
Net investment income	23	24	(0.6)	46	47	(0.4)
Net realized gains on investments	3	3	(3.7)	7	8	(10.5)
Impairment losses recognized in earnings	0	(2)	NM	0	(2)	99.6
Equity in earnings (losses) of limited partnerships	1	0	NM	1	(1)	NM
Total revenues	44	41	7.3	88	84	5.1
Benefits and other changes in policy reserves	25	22	15.6	49	46	7.1
Amortization of deferred policy acquisition costs	4	4	(22.2)	7	9	(25.5)
Other operating expenses	3	4	(11.9)	7	8	(8.0)
Total benefits and expenses	32	30	6.7	63	63	0.4
Income before income taxes	$12	$11	8.7%	$25	$21	18.7%
Income before taxes – Indemnity (1)	$ –	$ 3	NM	$ 3	$ 5	(38.4)%
Income before taxes – Exchange (1)	$12	$ 8	38.7%	$22	$16	34.5%

NM = not meaningful

(1)             Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange or noncontrolling interest.  Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100% of the life insurance results of EFL accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Premiums

Gross policy revenues increased 3.9% to $28 million in the second quarter of 2011, compared to $27 million in the second quarter of 2010.  With the introduction of its new life products, effective June 1, 2011 EFL reinsures new individual life business amounts in excess of its $1 million per life retention limit.  Previously, EFL reinsured 75% of its risk on new term business.  Ceded reinsurance premiums were $12 million and $11 million in the second quarters of 2011 and 2010, respectively.  For the first half of 2011 compared to the first half of 2010, gross policy revenues totaled $55 million and $52 million, respectively, while ceded reinsurance premiums totaled $22 million and $20 million, respectively.

Premiums received on annuity and universal life products totaled $25 million in the second quarter of 2011, compared to $29 million in the second quarter of 2010.  Of this amount, annuity and universal life premiums which are recorded as deposits, and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $21 million and $25 million in the second quarters of 2011 and 2010, respectively.  For the first half of 2011 compared to the first half of 2010, premiums received on annuity and universal life products totaled $49 million and $62 million, respectively, while annuity and universal life deposits totaled $41 million and $54 million, respectively.

Investments

Due to continued positive market conditions in the second quarter and first half of 2011, EFL experienced low levels of impairments.  Equity in earnings of limited partnerships also reflected a slight improvement in market conditions in the first quarter of 2011 as limited partnership activity is reported on a one quarter lag.  See additional discussion of investments in the “Investment Operations” segment that follows.

Benefits and expenses

The second quarter of 2011 benefits and other changes in policy reserves were impacted by increases in death benefits and interest on annuity deposits compared to the second quarter of 2010.

Investment operations

The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.

	Erie Insurance Group
(in millions)	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income (1)	$ 4	$ 9	(56%)	$ 8	$ 18	(55%)
Net realized gains on investments (1)	6	(3)	NM	7	2	NM
Net impairment losses recognized in earnings (1)	0	(1)	NM	0	(1)	NM
Equity in earnings of limited partnerships	7	6	15%	18	6	NM
Net revenue from investment operations – Indemnity (1) (2)	$ 17	$ 11	55%	$ 33	$ 25	32%
Exchange
Net investment income (1)	$112	$ 101	NM	$216	$199	8%
Net realized gains on investments (1)	33	(210)	NM	181	(90)	NM
Net impairment losses recognized in earnings (1)	0	(3)	NM	0	(5)	NM
Equity in earnings of limited partnerships	31	21	49%	92	24	NM
Net revenue from investment operations – Exchange (1) (2)	$176	$ (91)	NM	$489	$128	NM

NM = not meaningful

(1)        As a result of the sale of Indemnity’s property and casualty insurance subsidiaries, EIC, ENY and EPC, to the Exchange on December 31, 2010, investment revenue and losses generated from these entities will no longer accrue to the Indemnity shareholder interest after this date.  Investment revenue from these entities totaled $7 million in the second quarter of 2010 and $15 million in the first six months of 2010.  These components of investment income now accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(2)        The Exchange’s investment results for the second quarter of 2011 and 2010 include net investment revenues from EFL’s operations of $27 million and $25 million, respectively.  The Exchange’s investment results for the first six months of 2011 and 2010 include net investment revenues from EFL’s operations of $54 million and $52 million, respectively.

Net investment income

Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.  Indemnity net investment income decreased $5 million in the second quarter of 2011 and $10 million in the first half of 2011 compared to 2010.  The Exchange’s net investment income increased $11 million and $17 million for the same respective periods.  These variances were primarily caused by the sale of EIC, ENY, and EPC from Indemnity to the Exchange on December 31, 2010.  These entities generated net investment income of $6 million and $13 million in the second quarter and first half of 2010, respectively.

Net realized gains on investments

Indemnity generated realized gains of $6 million in the second quarter of 2011 compared to losses of $3 million in the second quarter of 2010.  The Exchange generated realized gains of $33 million in the second quarter of 2011 compared to losses of $210 million in the same period in 2010.  The realized losses generated in the second quarter of 2010 for Indemnity and the Exchange were primarily due to decreases in the valuation on their common stock portfolios.  EIC, ENY, and EPC generated net realized gains of $2 million and $3 million in the second quarter and first half of 2010, respectively.

Net impairment losses recognized in earnings

Exchange impairment losses recognized in earnings decreased $3 million in the second quarter of 2011 and $5 million for the first half of 2011 compared to the same periods in 2010 as a result of improved market conditions.  EIC, ENY, and EPC generated net impairment losses of $1 million in the second quarter and first half of 2010.

Equity in earnings of limited partnerships

Indemnity’s equity in earnings of limited partnerships increased $1 million in the second quarter of 2011 and increased $12 million in the first half of 2011 compared to the same periods in 2010 while the Exchange’s equity in earnings of limited partnerships increased $10 million and $68 million, respectively.  The results were due to improved performance in the real estate and private equity sectors.

The breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$ 2	$ 1	$ 2	$ 3
Preferred stock equity securities	2	0	3	0
Common stock equity securities	1	0	2	1
Common stock valuation adjustments	1	(4)	0	(2)
Total net realized gains – Indemnity (1)	$ 6	$ (3)	$ 7	$ 2
Exchange
Securities sold:
Fixed maturities	$ 21	$ 4	$ 34	$ 16
Preferred stock equity securities	10	2	15	6
Common stock equity securities	55	26	103	59
Common stock valuation adjustments	(53)	(242)	29	(171)
Total net realized gains – Exchange (1) (2)	$ 33	$(210)	$181	$(90)

(1)           See Item 1. “Financial Statements – Note 7, Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)           The Exchange’s results for the second quarter of 2011 and 2010 include net realized gains from EFL’s operations of $3 million and $3 million, respectively.  The Exchange’s results for the first six months of 2011 and 2010 include net realized gains from EFL of $7 million and $8 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Indemnity	(Unaudited)		(Unaudited)
Private equity	$ 4	$ 3	$11	$ 8
Real estate	2	0	4	(6)
Mezzanine debt	1	3	3	4
Total equity in earnings of limited partnerships – Indemnity	$ 7	$ 6	$18	$ 6
Exchange
Private equity	$17	$15	$57	$ 37
Real estate	7	(3)	20	(25)
Mezzanine debt	7	9	15	12
Total equity in earnings of limited partnerships – Exchange(1)	$31	$21	$92	$ 24

NM = not meaningful

(1)    The Exchange’s results for the second quarter of 2011 and 2010 include equity in earnings of limited partnerships from EFL of $1 million and $0 million, respectively.  The Exchange’s results for the first six months of 2011 include equity in earnings of limited partnerships from EFL of $1 million compared to losses of $1 million recorded for the first six months of 2010.

Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships.  Valuation adjustments are recorded to reflect the fair value of limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.

We experienced an increase in earnings as a result of fair value increases in our private equity and real estate limited partnerships.  Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2011 reflect investment valuation changes resulting from the financial markets and the economy in the first quarter of 2011.

FINANCIAL CONDITION

Investments

Prior to and through December 31, 2010, the investment results from EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, the investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Our investment strategy takes a long-term perspective emphasizing investment quality, diversification and superior investment returns.  Investments are managed on a total return approach that focuses on current income and capital appreciation.  Our investment strategy also provides for liquidity to meet our short- and long-term commitments.

Distribution of investments

	Erie Insurance Group
(in millions)	Carrying value at June 30,		Carrying value at December 31,
	2011	% to total	2010	% to total
Indemnity	(Unaudited)
Fixed maturities	$ 525	66%	$ 264	50%
Equity securities:
Preferred stock	20	3	24	4
Common stock	30	4	28	5
Limited partnerships:
Private equity	90	11	86	16
Real estate	90	11	83	16
Mezzanine debt	44	5	47	9
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$ 800	100%	$ 533	100%
Exchange
Fixed maturities	$ 7,380	63%	$ 7,279	65%
Equity securities:
Preferred stock	610	5	570	5
Common stock	2,513	22	2,306	20
Limited partnerships:
Private equity	585	5	555	5
Real estate	373	3	339	3
Mezzanine debt	208	2	214	2
Policy loans	15	0	15	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$11,688	100%	$11,282	100%
Total investments – Erie Insurance Group	$12,488		$11,815

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

Fixed maturities

Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $222 million, or 41%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 19%, of the fixed maturity portfolio for the Exchange at June 30, 2011.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.  Because of the rating downgrades of municipal bond insurers, the underlying insurance does not improve the overall credit rating.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $6 million at June 30, 2011 compared to $5 million at December 31, 2010.  At June 30, 2011, the Exchange had net unrealized gains on fixed maturities of $293 million compared to net unrealized gains of $270 million at December 31, 2010.

The following tables present a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (2)
(in millions)	At June 30, 2011
	(Unaudited)
Indemnity					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Structured securities (1)	$ 34	$ 0	$ 0	$ 0	$4	$ 38
Communications	0	0	0	17	0	17
Consumer	0	0	0	11	0	11
Energy	0	0	11	6	0	17
Financial	0	49	45	45	0	139
Government-municipal	91	93	26	12	0	222
Industrial	0	0	2	5	0	7
Government sponsored entity	8	0	0	0	0	8
Technology	0	0	8	10	0	18
Utilities	0	0	0	48	0	48
Total – Indemnity	$133	$142	$92	$154	$4	$525

(1)          Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

(2)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based on the lowest rating for each security.

	Erie Insurance Group (2)
(in millions)	At June 30, 2011
	(Unaudited)
Exchange					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Structured securities (1)	$323	$ 36	$ 29	$ 15	$ 23	$ 426
Basic materials	0	0	52	168	6	226
Communications	0	0	143	339	15	497
Consumer	0	29	210	392	68	699
Diversified	0	0	22	0	0	22
Energy	17	11	115	353	38	534
Financial	28	297	1,235	680	131	2,371
Funds	0	0	0	6	0	6
Government-municipal	431	760	212	33	2	1,438
Industrial	0	5	99	200	32	336
U.S. treasury	11	0	0	0	0	11
Government sponsored entity	54	0	2	0	0	56
Foreign government	0	0	16	6	0	22
Technology	0	0	46	78	0	124
Utilities	0	0	111	439	62	612
Total – Exchange	$864	$1,138	$2,292	$2,709	$377	$7,380

(1)          Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

(2)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based on the lowest rating for each security.

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

	Erie Insurance Group
(in millions)	Fair Value at
	June 30, 2011		December 31, 2010
Indemnity	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Communications	$ 1	$ 2	$ 1	$ 2
Consumer	0	15	0	14
Diversified	0	1	0	0
Energy	0	1	0	2
Financial	9	6	11	6
Industrial	0	4	2	3
Technology	3	1	3	1
Utilities	7	0	7	0
Total – Indemnity	$20	$30	$24	$28

	Erie Insurance Group
(in millions)	Fair Value at
	June 30, 2011		December 31, 2010
Exchange	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Basic materials	$ 0	$ 117	$ 0	$ 124
Communications	9	211	9	174
Consumer	5	714	5	564
Diversified	0	16	0	12
Energy	0	222	0	185
Financial	461	316	428	292
Funds	0	224	0	309
Government	1	0	0	0
Industrial	0	359	5	324
Technology	15	298	14	295
Utilities	119	36	109	27
Total – Exchange	$610	$2,513	$570	$2,306

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on our Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At June 30, 2011, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes amounted to $1 million for Indemnity and $47 million for the Exchange compared to a $3 million gain for Indemnity and $44 million gain for the Exchange at December 31, 2010.

Our common stock portfolio is classified as a trading portfolio and is measured at fair value with all changes in unrealized gains and losses reflected in our Consolidated Statements of Operations.

Limited partnerships

In the second quarter of 2011, investments in limited partnerships remained relatively flat from the investment levels at December 31, 2010.  The changes in partnership value are a function of contributions and distributions, adjusted for market value changes in the underlying investments.  During 2011, the limited partnership market values and partnerships earnings have been generally positive as the recent market conditions continue to show signs of improvement.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At June 30,	At December 31,
	2011	2010
Indemnity	(Unaudited)
Private equity	$ 90	$ 86
Real estate	90	83
Mezzanine debt	44	47
Total limited partnerships – Indemnity	$ 224	$ 216
Exchange
Private equity	$ 585	$ 555
Real estate	373	339
Mezzanine debt	208	214
Total limited partnerships – Exchange	$1,166	$1,108

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

	Erie Insurance Group
(in millions)	At June 30,	At December 31,
	2011	2010
Exchange	(Unaudited)
Gross reserve liability:
Personal auto	$1,078	$1,105
Automobile massive injury	391	440
Homeowners	436	240
Workers compensation	485	481
Workers compensation massive injury	145	154
Commercial auto	287	286
Commercial multi-peril	629	566
All other lines of business	340	312
Gross reserves	3,791	3,584
Reinsurance recoverable	188	188
Net reserve liability – Exchange	$3,603	$3,396

The reserves that have the greatest potential for variation are the massive injury claim reserves.  The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $371 million at June 30, 2011, which is net of $165 million of anticipated reinsurance recoverables, compared to $428 million at December 31, 2010, which was net of $166 million of anticipated reinsurance recoverables.  The pre-1986 automobile massive injury reserves decreased at June 30, 2011, compared to December 31, 2010, primarily due to improved annual claim cost expectations on massive injury lifetime medical benefits claims and the closing of one massive injury lifetime medical benefits claim. The workers compensation massive injury reserves decreased at June 30, 2011, compared to December 31, 2010, primarily due to the closing of four massive injury lifetime medical benefits claims.

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

Cash flow activities – Erie Insurance Group

The following table is a summary of our condensed consolidated cash flows for the six months ended June 30:

	Erie Insurance Group
(in millions)	2011	2010
	(Unaudited)
Net cash provided by operating activities	$ 200	$ 212
Net cash used in investing activities	(397)	(180)
Net cash used in financing activities	(124)	(43)
Net decrease in cash	$(321)	$ (11)

Cash flows provided by operating activities totaled $200 million and $212 million in the first six months of 2011 and 2010, respectively.  Decreased cash from operating activities in the first six months of 2011 was primarily driven by increased losses paid to policyholders and commissions paid to agents compared to the first six months of 2010.  Offsetting this decrease in the first six months of 2011 was an increase in premiums collected by the Exchange driven by the increase in premiums written, an increase in limited partnership distributions and net investment income, and less income taxes paid compared to the first six months of 2010.

At June 30, 2011, we recorded a net deferred tax liability of $251 million, which included capital loss carry-forwards of $7 million.  There was no valuation allowance at June 30, 2011. We have the ability to carry-back capital losses of $38 million as a result of gains recognized in prior years.  In the second quarter of 2011, we received a tax refund of $82 million related to the carry-back of 2010 capital losses.

Cash flows used in investing activities totaled $397 million and $180 million in the first six months of 2011 and 2010, respectively. In the first half of 2011, we used more cash to purchase certain fixed maturity and common stock investments. This was offset somewhat by an increase in proceeds generated from the sale of common stocks, compared to the first half of 2010.  At June 30, 2011, we had contractual commitments to invest up to $477 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $211 million, real estate activities was $130 million and mezzanine debt securities was $136 million.

For a discussion of cash flows used in financing activities, see the following “Cash flow activities – Indemnity,” as the primary drivers of financing cash flows related to Indemnity.

Cash flow activities – Indemnity

The following table is a summary of cash flows for Indemnity for the six months ended June 30:

	Indemnity
(in millions)	2011	2010
	(Unaudited)
Net cash provided by operating activities	$ 61	$ 42
Net cash used in investing activities	(181)	(17)
Net cash used in financing activities	(142)	(67)
Net decrease in cash	$(262)	$(42)

See Item 1. “Financial Statements - Note 14, Indemnity Supplemental Information,” contained within this report for more detail on Indemnity cash flows.

Indemnity’s cash flows provided by operating activities increased to $61 million in the first six months of 2011, compared to $42 million in the first six months of 2010.  Increased cash from operating activities in the first six months of 2011 was primarily due to an increase in management fee revenue received, offset somewhat by a decrease in net investment income received and increased commissions paid to agents.  Management fee revenues were higher reflecting the increase in premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $313 million in the first six months of 2011, compared to $290 million in the first six months of 2010, as a result of the increase in premiums collected by the Exchange.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  For 2011, Indemnity expects to contribute $15 million in the third quarter, which does exceed the required minimum amount. In 2010, Indemnity’s pension contribution was made in the second quarter and totaled $13 million.  Indemnity is generally reimbursed about 57% of the net periodic benefit cost of the pension plan from its affiliates.

At June 30, 2011, Indemnity recorded a net deferred tax liability of $1 million.  There was no valuation allowance at June 30, 2011.  Indemnity has the ability to carry back capital losses of $1 million as a result of gains recognized in prior years.  In the second quarter of 2011, the initial 2010 tax return was filed and Indemnity received a tax refund of $13 million related to the carry-back of 2010 capital losses.  Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in Indemnity investing activities totaled $181 million in the first half of 2011, compared to $17 million in the first half of 2010.  In the first quarter of 2011, Indemnity received cash consideration from the Exchange of $82 million as a result of the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, based upon an estimated purchase price.  Final settlement of the transaction was made on April 25, 2011 for a final purchase price of $82 million.  Net after-tax cash proceeds to Indemnity from the sale were $58 million.  Also, on March 18, 2011, a payment of $8 million was made by Indemnity to the Exchange as final settlement of the sale of EIC, ENY and EPC to the Exchange based upon the final purchase price.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Indemnity’s first half of 2011 investing activities also included increased cash used to purchase certain fixed maturities, offset somewhat by increased cash from the sale of other fixed maturities compared to the first half of 2010.  Also impacting Indemnity’s future investing activities are limited partnership commitments, which totaled $43 million at June 30, 2011, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $18 million, real estate activities was $13 million and mezzanine debt securities was $12 million.

Net cash used in Indemnity financing activities totaled $142 million and $67 million in the first half of 2011 and 2010, respectively.  The increase in cash used in financing activities in the first half of 2011 was primarily driven by increases in the cash outlay for share repurchases and dividends paid to shareholders.  Indemnity repurchased 0.8 million shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $54 million in the second quarter of 2011.  During the first six months of 2011, shares repurchased under this program totaled 1.3 million at a total cost of $90 million.  During the first six months of 2010, 0.4 million shares were repurchased at a total cost of $20 million.  In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million.   Indemnity had approximately $56 million of repurchase authority remaining under this program at June 30, 2011.

Dividends paid to shareholders totaled $52 million in the first six months of 2011, compared to $50 million in the first six months of 2010.  Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.3% in 2011, compared to 2010.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Capital Outlook

We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity – Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through 1) Indemnity’s cash and cash equivalents, which total approximately $48 million at June 30, 2011, 2) a $100 million bank line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $571 million at June 30, 2011.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts. Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at June 30, 2011.  At June 30, 2011, bonds with fair values of $135 million were pledged as collateral.  These securities have no restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at June 30, 2011.

Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  The net cash provided from these entities by operating activities totaled $10 million for the six months ended June 30, 2010.  These operating cash flows accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Exchange – Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through 1) the Exchange’s cash and cash equivalents, which total approximately $61 million at June 30, 2011, 2) a $200 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $10.1 billion at June 30, 2011.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at June 30, 2011.  At June 30, 2011, bonds with fair values of $263 million were pledged as collateral.  These securities have no restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at June 30, 2011.

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

Surplus notes

Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018 with prior approval of the Pennsylvania Insurance Commissioner.  EFL paid interest to Indemnity on the surplus note of $0.8 million through June 30, 2011 and 2010.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025 with prior approval of the Pennsylvania Insurance Commissioner.  EFL paid interest to the Exchange on the surplus note of $0.6 million through June 30, 2011 and 2010.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to the reserves for property/casualty insurance unpaid losses and loss adjustment expenses, life insurance and annuity policy reserves, valuation of investments, deferred acquisition costs related to life insurance and investment-type contracts, deferred taxes and retirement benefits.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2010 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2011.  See Item 1. “Financial Statements - Note 6, Fair Value,” contained within this report for additional information on our valuation of investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2010 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2011.  There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2011.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 24, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended June 30, 2011:

				Approximate
(dollars in millions, except per				Dollar Value
share data)			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
April 1 – 30, 2011	130,167	$71.74	130,167
May 1 – 31, 2011	149,580	$70.97	149,580
June 1 – 30, 2011	492,177	$68.58	492,177
Total	771,924		771,924	$56

In December 2010, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.

ITEM 5.  OTHER INFORMATION

As discussed in our 8-K filing with the Securities and Exchange Commission on April 20, 2011, at the 86th Annual Meeting of Shareholders of Erie Indemnity Company held on April 19, 2011, the shareholders approved three (3) amendments to Indemnity’s Articles of Incorporation to: (i) modify the corporate purposes clause; (ii) update the corporate registered address; and (iii) eliminate the requirement of a specific number of directors and provide that the size of the Board shall be governed by the Company’s Bylaws.  Each of the amendments to the Articles of Incorporation was voted on and unanimously approved by the 2,545 votes cast.  A copy of the Amended and Restated Articles of Incorporation of Erie Indemnity Company, dated April 19, 2011, is filed herewith as Exhibit 3.1.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant dated April 19, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: August 2, 2011	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

	By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO