Form 10-Q
period 2011-09-30
ERIE INDEMNITY CO
filed 2011-11-03
CIK 922621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes        No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 48,046,314 at October 20, 2011.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,546 at October 20, 2011.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Premiums earned	$ 1,061	$ 1,005	$ 3,138	$ 2,972
Net investment income	108	110	326	322
Net realized investment (losses) gains	(422)	205	(234)	117
Net impairment losses recognized in earnings	0	0	0	(6)
Equity in earnings of limited partnerships	40	28	150	58
Other income	9	9	26	26
Total revenues	796	1,357	3,406	3,489
Benefits and expenses
Insurance losses and loss expenses	848	710	2,724	2,208
Policy acquisition and underwriting expenses	253	242	749	699
Total benefits and expenses	1,101	952	3,473	2,907
(Loss) income from operations before income taxes and noncontrolling interest	(305)	405	(67)	582
Provision for income taxes	(125)	130	(54)	176
Net (loss) income	(180)	275	(13)	406

Less: Net (loss) income attributable to noncontrolling interest in consolidated entity - Exchange	(227)	221	(156)	256

Net income attributable to Indemnity	$ 47	$ 54	$ 143	$ 150

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$ 0.97	$ 1.05	$ 2.90	$ 2.92
Class A common stock – diluted	$ 0.87	$ 0.94	$ 2.59	$ 2.62
Class B common stock – basic and diluted	$146.67	$150.87	$439.39	$421.91

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	48,503,383	50,499,551	49,176,124	50,897,035
Class B common stock	2,546	2,546	2,546	2,546

Weighted average shares outstanding attributable to Indemnity– Diluted
Class A common stock	54,685,021	56,678,321	55,357,762	57,075,805
Class B common stock	2,546	2,546	2,546	2,546

Dividends declared per share
Class A common stock	$ 0.515	$ 0.48	$ 1.545	$ 1.44
Class B common stock	$ 77.25	$ 72.00	$ 231.75	$216.00

See accompanying notes to Consolidated Financial Statements.  See Note 14, “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in millions, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $507 and $257, respectively)	$ 517	$ 264
Equity securities (cost of $21 and $20, respectively)	22	24
Trading securities, at fair value (cost of $24 and $21, respectively)	26	28
Limited partnerships (cost of $198 and $202, respectively)	223	216
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,877 and $6,863, respectively)	7,331	7,279
Equity securities (cost of $559 and $503, respectively)	591	570
Trading securities, at fair value (cost of $1,938 and $1,773, respectively)	2,085	2,306
Limited partnerships (cost of $1,055 and $1,083, respectively)	1,187	1,108
Other invested assets	19	19
Total investments	12,002	11,815

Cash and cash equivalents (Exchange portion of $42 and $120, respectively)	76	430
Premiums receivable from policyholders - Exchange	1,035	942
Reinsurance recoverable - Exchange	197	201
Deferred acquisition costs - Exchange	495	467
Other assets (Exchange portion of $349 and $357, respectively)	458	489
Total assets	$14,263	$14,344
Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Deferred income taxes	$ 6	$ 26
Other liabilities	381	382
Exchange liabilities
Losses and loss expense reserves	3,686	3,584
Life policy and deposit contract reserves	1,659	1,603
Unearned premiums	2,249	2,082
Deferred income taxes	97	257
Other liabilities	87	76
Total liabilities	8,165	8,010

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; authorized 74,996,930 shares; 68,289,600 shares issued; 48,167,547 and 50,054,506 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,546 shares authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	16	8
Accumulated other comprehensive loss	(64)	(53)
Retained earnings	1,894	1,827
Total contributed capital and retained earnings	1,848	1,784
Treasury stock, at cost, 20,122,053 and 18,235,094 shares, respectively	(1,003)	(872)
Total Indemnity shareholders’ equity	845	912

Noncontrolling interest in consolidated entity – Exchange	5,253	5,422
Total equity	6,098	6,334
Total liabilities, shareholders’ equity and noncontrolling interest	$14,263	$14,344

See accompanying notes to Consolidated Financial Statements.  See Note 14, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Accumulated other comprehensive loss
Balance, beginning of period – Indemnity	$ (63)	$ (32)	$ (53)	$ (43)

Gross unrealized holding (losses) gains on investments arising during period	(2)	25	1	44
Unrealized gains transferred to noncontrolling interest (Note 1)	–	–	(13)	–
Reclassification adjustment for gross gains included in net income	0	(2)	(5)	(4)
Unrealized holding (losses) gains on investments	(2)	23	(17)	40
Income tax benefit (expense) related to unrealized (losses) gains	1	(8)	6	(14)
Change in other comprehensive loss, net of tax – Indemnity	(1)	15	(11)	26

Balance, end of period – Indemnity	$ (64)	$ (17)	$ (64)	$ (17)

Change in other comprehensive loss, net of tax – Indemnity	$ (1)	$ 15	$ (11)	$ 26
Change in other comprehensive income, net of tax – Exchange	(36)	118	(13)	189
Change in other comprehensive income, net of tax – Erie Insurance Group	$ (37)	$133	$ (24)	$215

Comprehensive income
Net (loss) income – Erie Insurance Group	$(180)	$275	$ (13)	$406
Change in other comprehensive income, net of tax – Erie Insurance Group	(37)	133	(24)	215
Unrealized gains transferred to noncontrolling interest, net of tax (Note 1)	–	–	9	–
Total comprehensive (loss) income – Erie Insurance Group	(217)	408	(28)	621
Less: Noncontrolling interest in consolidated entity – Exchange	(263)	339	(169)	445
Total comprehensive income - Indemnity	$ 46	$ 69	$141	$176

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Premiums collected	$ 3,213	$ 3,068
Net investment income received	340	325
Limited partnership distributions	93	88
Service agreement fee received	25	26
Commissions and bonuses paid to agents	(450)	(414)
Losses paid	(2,221)	(1,808)
Loss expenses paid	(331)	(321)
Other underwriting and acquisition costs paid	(406)	(394)
Income taxes paid	(38)	(105)
Net cash provided by operating activities	225	465

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,482)	(1,415)
Preferred stock	(100)	(146)
Common stock	(1,198)	(787)
Limited partnerships	(108)	(105)
Sales/maturities of investments:
Fixed maturity sales	525	486
Fixed maturity calls/maturities	722	794
Preferred stock	63	117
Common stock	1,107	740
Sale of and returns on limited partnerships	82	40
Purchase of property and equipment	(5)	(27)
Net (distributions) collections on agent loans	(1)	2
Net cash used in investing activities	(395)	(301)

Cash flows from financing activities
Annuity and supplementary contract deposits and interest	74	87
Annuity and supplementary contract surrenders and withdrawals	(60)	(59)
Universal life deposits and interest	24	30
Universal life surrenders	(13)	(26)
Purchase of treasury stock	(132)	(44)
Dividends paid to shareholders	(77)	(74)
Net cash used in financing activities	(184)	(86)

Net (decrease) increase in cash and cash equivalents	(354)	78
Cash and cash equivalents at beginning of period	430	234
Cash and cash equivalents at end of period	$ 76	$ 312

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the nine month period ended

September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 24, 2011.

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

All intercompany assets, liabilities, revenues and expenses between Indemnity and the Exchange have been eliminated in the Consolidated Statements of Financial Position and Operations.

Adopted accounting pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  This guidance updated the disclosures in ASC 820, Fair Value Measurements and Disclosures.  The additional disclosures include the amounts and reasons for significant transfers between the levels in the fair value hierarchy, the expansion of fair market disclosures by each class of assets, disclosure of the policy for recognition of level transfers, and disclosure of the valuation techniques used for all Level 2 and Level 3 assets.  These disclosures were effective for periods beginning after December 15, 2009 and have been included in Note 6, “Fair Value.”  An additional disclosure requirement to present purchases, sales, issuances, and settlements of Level 3 activity on a gross basis became effective with periods beginning after December 15, 2010.  The additional disclosures required by this guidance have also been included in Note 6.

Pending accounting pronouncements

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The amendments in this update specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred.  These costs must be directly related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling.  The amendments also specify that advertising costs only should be included as deferred acquisition costs if the direct-response advertising criteria are met.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011 with either prospective or retrospective adoption permitted.  We plan to prospectively adopt this guidance and, after the completion of our analysis, expect the impact of this update on the Company’s financial position, cash flows and results of operations to be immaterial, as this guidance has no impact on the Indemnity shareholder interest.

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

Note 3.  Earnings Per Share

Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1.  Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards vested and not yet vested related to the outside directors’ stock compensation plan.  Vested shares related to the outside directors’ compensation plan were included in the table below for the first time at December 31, 2010.  The September 30, 2010 amounts have been updated to include these shares.  This had no impact on previously reported diluted earnings per share.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Three months ended September 30,
except per share data)	2011			2010
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$47	48,503,383	$ 0.97	$54	50,499,551	$ 1.05
Dilutive effect of stock awards	0	71,238	–	0	68,370	–
Assumed conversion of Class B shares	0	6,110,400	–	0	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$47	54,685,021	$ 0.87	$54	56,678,321	$ 0.94
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 0	2,546	$146.67	$ 0	2,546	$150.87

	Indemnity Earnings Per Share Calculation
(dollars in millions,	Nine months ended September 30,
except per share data)	2011			2010
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$142	49,176,124	$ 2.90	$149	50,897,035	$ 2.92
Dilutive effect of stock awards	0	71,238	–	0	68,370	–
Assumed conversion of Class B shares	1	6,110,400	–	1	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$143	55,357,762	$ 2.59	$150	57,075,805	$ 2.62
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 1	2,546	$439.39	$ 1	2,546	$421.91

Included in the diluted earnings per share calculations for the third quarters and first nine months of 2011 and 2010 were 5,486 and 7,959 shares, respectively, of stock-based awards not yet vested and 65,752 and 54,011 shares, respectively, of awards vested related to our outside directors’ stock compensation plan.  Also included in both the third quarter and first nine months of 2010 were 6,400 shares of other stock-based awards not yet vested.

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

The shareholders of Indemnity have no rights to the assets of the Exchange and no obligations arising from the liabilities of the Exchange.  Indemnity has no obligation related to any underwriting and/or investment losses experienced by the Exchange.  Indemnity would however be adversely impacted if the Exchange incurred significant underwriting and/or investment losses.  If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and, as a consequence, the Exchange could find it more difficult to retain its existing business and attract new business.  A decline in the business of the Exchange would have an adverse effect on the amount of the management fees Indemnity receives.  In addition, a decline in the surplus of the Exchange from its current level may impact the management fee rate received by Indemnity.  Indemnity also has an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee. If any of these events occurred, Indemnity’s financial position, financial performance and/or cash flows could be adversely impacted.

On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned subsidiaries to the Exchange.  On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange.  Under this new structure, all property and casualty and life insurance operations are owned by the Exchange, and Indemnity will continue to function solely as the management company.  There was no impact on the existing reinsurance pooling agreement between the Exchange and EIC or ENY as a result of the sales, nor was there any impact to the subscribers (policyholders) of the Exchange, to the Exchange’s independent insurance agents, or to Indemnity’s employees.

Indemnity has not provided financial or other support to the Exchange for the reporting periods presented.  At September 30, 2011, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Our management operations segment consists of serving as attorney-in-fact for the Exchange.  Indemnity operates in this capacity solely for the Exchange.  We evaluate profitability of our management operations segment principally on the gross margin from management operations.  Indemnity earns a management fee from the Exchange for providing sales, underwriting and policy issuance services.  Management fee revenue, which is eliminated in consolidation, is calculated as a percentage not to exceed 25% of all the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  The Property and Casualty Group issues policies with annual terms only.  Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time.  Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.  Although these management fee revenues and expenses are eliminated upon consolidation, the amount of the fee directly impacts the allocation of our consolidated net income between noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers (policyholders), and Indemnity’s interest, which earns the management fee revenue and represents Indemnity shareholder interest in net income.

Our property and casualty insurance operations segment includes personal and commercial lines.  Personal lines consist primarily of personal auto and homeowners and are marketed to individuals.  Commercial lines consist primarily of commercial multi-peril, commercial auto and workers compensation and are marketed to small- and medium-sized businesses.  Our property and casualty policies are sold by independent agents.  Our property and casualty insurance underwriting operations are conducted through the Exchange and its subsidiaries and include assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary and ceded reinsurance business.  The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business.  We evaluate profitability of the property and casualty insurance operations principally based on net underwriting results represented by the combined ratio.

Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based on segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the third quarters of 2011 and 2010, investment activities on life insurance related assets generated revenues of $29 million and $27 million, respectively, resulting in EFL reporting income before income taxes of $13 million and $16 million, respectively, before intercompany eliminations.  For the nine months ended September 30, 2011 and 2010, investment activities on life insurance related assets generated revenues of $83 million and $79 million, respectively, resulting in EFL reporting income before taxes of $38 million and $37 million, respectively, before intercompany eliminations.

The investment operations segment performance is evaluated based on appreciation of assets, rate of return and overall return.  Investment-related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	For the three months ended September 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,045	$ 16			$1,061
Net investment income				$ 111	$ (3)	108
Net realized investment losses				(422)		(422)
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				40		40
Management fee revenue	$280				(280)	–
Service agreement and other revenue	8		1			9
Total revenues (losses)	288	1,045	17	(271)	(283)	796
Cost of management operations	226				(226)	–
Insurance losses and loss expenses		823	26		(1)	848
Policy acquisition and underwriting expenses		302	7		(56)	253
Total benefits and expenses	226	1,125	33	–	(283)	1,101
Income (loss) before income taxes	62	(80)	(16)	(271)	–	(305)
Provision for income taxes	22	(28)	(6)	(113)	–	(125)
Net income (loss)	$ 40	$ (52)	$(10)	$(158)	$ –	$ (180)

	Erie Insurance Group
(in millions)	For the three months ended September 30, 2010
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$990	$ 16		$ (1)	$1,005
Net investment income				$113	(3)	110
Net realized investment gains				205		205
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				28		28
Management fee revenue	$266				(266)	–
Service agreement and other revenue	9		0			9
Total revenues	275	990	16	346	(270)	1,357
Cost of management operations	217				(217)	–
Insurance losses and loss expenses		690	21		(1)	710
Policy acquisition and underwriting expense		288	6		(52)	242
Total benefits and expenses	217	978	27	–	(270)	952
Income (loss) before income taxes	58	12	(11)	346	–	405
Provision for income taxes	22	4	(4)	108	–	130
Net income (loss)	$ 36	$ 8	$ (7)	$238	$ –	$ 275

	Erie Insurance Group
(in millions)	For the nine months ended September 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,089	$ 50		$ (1)	$3,138
Net investment income				$ 334	(8)	326
Net realized investment losses				(234)		(234)
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				150		150
Management fee revenue	$816				(816)	–
Service agreement and other revenue	25		1			26
Total revenues	841	3,089	51	250	(825)	3,406
Cost of management operations	667				(667)	–
Insurance losses and loss expenses		2,653	75		(4)	2,724
Policy acquisition and underwriting expenses		882	21		(154)	749
Total benefits and expenses	667	3,535	96	–	(825)	3,473
Income (loss) before income taxes	174	(446)	(45)	250	–	(67)
Provision for income taxes	61	(156)	(16)	57	–	(54)
Net income (loss)	$113	$ (290)	$(29)	$ 193	$ –	$ (13)

	Erie Insurance Group
(in millions)	For the nine months ended September 30, 2010
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,926	$ 48		$ (2)	$2,972
Net investment income				$330	(8)	322
Net realized investment gains				117		117
Net impairment losses recognized in earnings				(6)		(6)
Equity in earnings of limited partnerships				58		58
Management fee revenue	$773				(773)	–
Service agreement and other revenue	26		0			26
Total revenues	799	2,926	48	499	(783)	3,489
Cost of management operations	626				(626)	–
Insurance losses and loss expenses		2,145	67		(4)	2,208
Policy acquisition and underwriting expense		829	23		(153)	699
Total benefits and expenses	626	2,974	90	–	(783)	2,907
Income (loss) before income taxes	173	(48)	(42)	499	–	582
Provision for income taxes	61	(17)	(15)	147	–	176
Net income (loss)	$112	$ (31)	$(27)	$352	$ –	$ 406

See the “Results of the Erie Insurance Group’s operations by interest” table in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the composition of income attributable to Indemnity and income attributable to the noncontrolling interest (Exchange).

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

Level 1:       Quoted prices for identical instruments in active markets not subject to adjustments or discounts.

Level 2:       Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:       Instruments whose significant value drivers are unobservable and reflect management’s estimate of fair value based upon assumptions used by market participants in an orderly transaction as of the valuation date.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at September 30, 2011:

	Erie Insurance Group
	September 30, 2011
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 224	$ 0	$ 224	$ 0
Corporate debt securities	260	0	260	0
Other debt securities	9	0	9	0
Commercial mortgage-backed securities (CMBS)	20	0	20	0
Collateralized debt obligations (CDO)	4	0	0	4
Total fixed maturities	517	0	513	4
Nonredeemable preferred stock	22	7	15	0
Total available-for-sale securities	539	7	528	4
Trading securities:
Common stock	26	26	0	0
Total trading securities	26	26	0	0
Total – Indemnity	$ 565	$ 33	$ 528	$ 4
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 37	$ 6	$ 31	$ 0
States & political subdivisions	1,417	0	1,413	4
Foreign government securities	21	0	21	0
Corporate debt securities	5,446	15	5,419	12
Other debt securities	68	0	63	5
Residential mortgage-backed securities (RMBS)	203	0	203	0
Commercial mortgage-backed securities (CMBS)	70	0	70	0
Collateralized debt obligations (CDO)	69	0	40	29
Total fixed maturities	7,331	21	7,260	50
Nonredeemable preferred stock	591	181	404	6
Total available-for-sale securities	7,922	202	7,664	56
Trading securities:
Common stock	2,085	2,072	0	13
Total trading securities	2,085	2,072	0	13
Total – Exchange	$10,007	$2,274	$7,664	$69
Total – Erie Insurance Group	$10,572	$2,307	$8,192	$73

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at June 30, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$ 0	$0	$0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$ 0	$0	$0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$ 0	$0	$0	$0	$ 4
Corporate debt securities	11	0	0	1	0	0	12
Other debt securities	5	0	0	0	0	0	5
Collateralized debt obligations (CDO)	30	0	(1)	0	0	0	29
Total fixed maturities	50	0	(1)	1	0	0	50
Nonredeemable preferred stock	7	0	(1)	0	0	0	6
Total available-for-sale securities	57	0	(2)	1	0	0	56
Trading securities:
Common stock	13	0	0	0	0	0	13
Total trading securities	13	0	0	0	0	0	13
Total Level 3 assets – Exchange	$70	$0	$(2)	$1	$0	$0	$69
Total Level 3 assets – Erie Insurance Group	$74	$0	$(2)	$1	$0	$0	$73

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations.  There were no unrealized gains or losses included in earnings for the three months ended September 30, 2011 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$ 0	$0	$ 0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$ 0	$0	$ 0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$ 0	$0	$ 0	$0	$ 4
Corporate debt securities	11	0	0	1	0	0	12
Other debt securities	10	0	0	0	(5)	0	5
Collateralized debt obligations (CDO)	30	1	(1)	0	(1)	0	29
Total fixed maturities	55	1	(1)	1	(6)	0	50
Nonredeemable preferred stock	7	0	(1)	0	0	0	6
Total available-for-sale securities	62	1	(2)	1	(6)	0	56
Trading securities:
Common stock	12	1	0	0	0	0	13
Total trading securities	12	1	0	0	0	0	13
Total Level 3 assets – Exchange	$74	$2	$(2)	$1	$(6)	$0	$69
Total Level 3 assets – Erie Insurance Group	$78	$2	$(2)	$1	$(6)	$0	$73

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations.  There was $1 million in unrealized gains included in earnings for the nine months ended September 30, 2011 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

There were no significant transfers between Levels 1 and 2 for the nine months ended September 30, 2011.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31, 2010:

	Erie Insurance Group
	December 31, 2010
	Fair value measurements using:

(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Indemnity
Available-for-sale securities:
U.S. government & agencies	$ 25	$ 25	$ 0	$ 0
States & political subdivisions	197	0	197	0
Corporate debt securities	38	0	38	0
Collateralized debt obligations (CDO)	4	0	0	4
Total fixed maturities	264	25	235	4
Nonredeemable preferred stock	24	11	13	0
Total available-for-sale securities	288	36	248	4
Trading securities:
Common stock	28	28	0	0
Total trading securities	28	28	0	0
Total – Indemnity	$ 316	$ 64	$ 248	$ 4
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 87	$ 12	$ 75	$ 0
States & political subdivisions	1,471	0	1,467	4
Foreign government securities	21	0	21	0
Corporate debt securities	5,263	12	5,240	11
Other debt securities	57	0	47	10
Residential mortgage-backed securities (RMBS)	224	0	224	0
Commercial mortgage-backed securities (CMBS)	86	0	86	0
Collateralized debt obligations (CDO)	70	0	40	30
Total fixed maturities	7,279	24	7,200	55
Nonredeemable preferred stock	570	166	397	7
Total available-for-sale securities	7,849	190	7,597	62
Trading securities:
Common stock	2,306	2,294	0	12
Total trading securities	2,306	2,294	0	12
Total – Exchange	$10,155	$2,484	$7,597	$74
Total – Erie Insurance Group	$10,471	$2,548	$7,845	$78

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at June 30, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases, sales and adjustments	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2010
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 2	$0	$0	$ 0	$ 0	$ 2
Collateralized debt obligations (CDO)	8	0	0	0	(1)	7
Total fixed maturities	10	0	0	0	(1)	9
Nonredeemable preferred stock	1	0	0	1	0	2
Total available-for-sale securities	11	0	0	1	(1)	11
Trading securities:
Common stock	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$11	$0	$0	$ 1	$ (1)	$11
Exchange
Available-for-sale securities:
Corporate debt securities	$ 9	$0	$0	$ 0	$ 0	$ 9
Other debt securities	5	0	0	0	0	5
Collateralized debt obligations (CDO)	53	0	0	(1)	(10)	42
Total fixed maturities	67	0	0	(1)	(10)	56
Nonredeemable preferred stock	4	0	0	1	0	5
Total available-for-sale securities	71	0	0	0	(10)	61
Trading securities:
Common stock	10	1	0	0	0	11
Total trading securities	10	1	0	0	0	11
Total Level 3 assets – Exchange	$81	$1	$0	$ 0	$(10)	$72
Total Level 3 assets – Erie Insurance Group	$92	$1	$0	$ 1	$(11)	$83

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations. There was $1 million in unrealized gains included in earnings for the nine months ended September 30, 2010 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2009	Included in earnings (1)	Included in other comprehensive income	Purchases, sales and adjustments	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2010
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 2	$0	$0	$0	$ 0	$ 2
Collateralized debt obligations (CDO)	8	0	0	0	(1)	7
Total fixed maturities	10	0	0	0	(1)	9
Nonredeemable preferred stock	1	0	0	1	0	2
Total available-for-sale securities	11	0	0	1	(1)	11
Trading securities:
Common stock	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$11	$0	$0	$1	$ (1)	$11
Exchange
Available-for-sale securities:
Corporate debt securities	$17	$0	$0	$0	$ (8)	$ 9
Other debt securities	5	0	0	0	0	5
Collateralized debt obligations (CDO)	49	2	4	0	(13)	42
Total fixed maturities	71	2	4	0	(21)	56
Nonredeemable preferred stock	4	0	1	0	0	5
Total available-for-sale securities	75	2	5	0	(21)	61
Trading securities:
Common stock	9	2	0	0	0	11
Total trading securities	9	2	0	0	0	11
Total Level 3 assets – Exchange	$84	$4	$5	$0	$(21)	$72
Total Level 3 assets – Erie Insurance Group	$95	$4	$5	$1	$(22)	$83

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations. There was $2 million in unrealized gains included in earnings for the nine months ended September 30, 2010 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

There were no significant transfers between Levels 1 and 2 for the nine months ended September 30, 2010.

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service.  The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Pricing service valuations for Level 3 securities are based on proprietary models and are used when observable inputs are not available or in illiquid markets.  In limited circumstances we adjust the price received from the pricing service when, in our judgment, a better reflection of fair value is available based on corroborating information and our knowledge and monitoring of market conditions.  At September 30, 2011, we adjusted some prices received by the pricing service to reflect an alternate fair market value based on observable market data such as a disparity in price of comparable securities and/or non-binding broker quotes.

The following table displays the number and values of these adjustments at September 30, 2011:

	Erie Insurance Group
(dollars in millions)	Number of holdings	Value of securities using pricing service	Value of securities used in the financial statements
Exchange	7	$26.8	$26.1
Total – Erie Insurance Group	7	$26.8	$26.1

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

The following table sets forth the fair value of the consolidated fixed maturity, preferred stock, and common stock securities by pricing source:

	Erie Insurance Group
(in millions)	September 30, 2011
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturity securities:
Priced via pricing services	$ 512	$ 0	$ 512	$ 0
Priced via market comparables/non-binding broker quote (1)	1	0	1	0
Priced via internal modeling (2)	4	0	0	4
Total fixed maturity securities	517	0	513	4
Preferred stock securities:
Priced via pricing services	20	7	13	0
Priced via market comparables/non-binding broker quote (1)	2	0	2	0
Priced via internal modeling (2)	0	0	0	0
Total preferred stock securities	22	7	15	0
Common stock securities:
Priced via pricing services	26	26	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	0	0	0	0
Total common stock securities	26	26	0	0
Total available-for-sale and trading securities – Indemnity	$ 565	$ 33	$ 528	$ 4
Exchange
Fixed maturity securities:
Priced via pricing services	$ 7,192	$ 21	$7,171	$ 0
Priced via market comparables/non-binding broker quote (1)	89	0	89	0
Priced via internal modeling (2)	50	0	0	50
Total fixed maturity securities	7,331	21	7,260	50
Preferred stock securities:
Priced via pricing services	560	181	373	6
Priced via market comparables/non-binding broker quote (1)	31	0	31	0
Priced via internal modeling (2)	0	0	0	0
Total preferred stock securities	591	181	404	6
Common stock securities:
Priced via pricing services	2,072	2,072	0	0
Priced via market comparables/non-binding broker quote (1)	0	0	0	0
Priced via internal modeling (2)	13	0	0	13
Total common stock securities	2,085	2,072	0	13
Total available-for-sale and trading securities – Exchange	$10,007	$2,274	$7,664	$69
Total available-for-sale and trading securities – Erie Insurance Group	$10,572	$2,307	$8,192	$73

(1)          All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)          Internal modeling using a discounted cash flow model was performed on 11 fixed maturities and 3 common equity securities representing 0.6% of the total portfolio of the Erie Insurance Group.

We have no assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011.

Note 7.  Investments

The 2010 investment information within this note has been conformed to this current presentation.

The following tables summarize the cost and fair value of our available-for-sale securities at September 30, 2011 and December 31, 2010:

	Erie Insurance Group
	September 30, 2011
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 213	$ 11	$ 0	$ 224
Corporate debt securities	261	1	2	260
Other debt securities	9	0	0	9
Commercial mortgage-backed securities (CMBS)	20	0	0	20
Collateralized debt obligations (CDO)	4	0	0	4
Total fixed maturities	507	12	2	517
Nonredeemable preferred stock	21	1	0	22
Total available-for-sale securities – Indemnity	$ 528	$ 13	$ 2	$ 539
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 35	$ 2	$ 0	$ 37
States & political subdivisions	1,336	82	1	1,417
Foreign government securities	20	1	0	21
Corporate debt securities	5,094	385	33	5,446
Other debt securities	66	2	0	68
Residential mortgage-backed securities (RMBS)	191	12	0	203
Commercial mortgage-backed securities (CMBS)	66	4	0	70
Collateralized debt obligations (CDO)	69	5	5	69
Total fixed maturities	6,877	493	39	7,331
Nonredeemable preferred stock	559	46	14	591
Total available-for-sale securities – Exchange	$7,436	$539	$53	$7,922
Total available-for-sale securities – Erie Insurance Group	$7,964	$552	$55	$8,461

	Erie Insurance Group
	December 31, 2010
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
U.S. government & agencies	$ 25	$ 0	$ 0	$ 25
States & political subdivisions	193	6	2	197
Corporate debt securities	36	2	0	38
Collateralized debt obligations (CDO)	3	1	0	4
Total fixed maturities	257	9	2	264
Nonredeemable preferred stock	20	4	0	24
Total available-for-sale securities – Indemnity	$ 277	$ 13	$ 2	$ 288
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 85	$ 2	$ 0	$ 87
States & political subdivisions	1,437	43	9	1,471
Foreign government securities	20	1	0	21
Corporate debt securities	4,900	377	14	5,263
Other debt securities	54	3	0	57
Residential mortgage-backed securities (RMBS)	216	9	1	224
Commercial mortgage-backed securities (CMBS)	82	5	1	86
Collateralized debt obligations (CDO)	69	6	5	70
Total fixed maturities	6,863	446	30	7,279
Nonredeemable preferred stock	503	74	7	570
Total available-for-sale securities – Exchange	$7,366	$520	$37	$7,849
Total available-for-sale securities – Erie Insurance Group	$7,643	$533	$39	$8,137

The amortized cost and estimated fair value of fixed maturities at September 30, 2011 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$ 152	$ 152
Due after one year through five years	219	222
Due after five years through ten years	48	51
Due after ten years	88	92
Total fixed maturities – Indemnity	$ 507	$ 517
Exchange
Due in one year or less	449	457
Due after one year through five years	2,451	2,576
Due after five years through ten years	2,722	2,949
Due after ten years	1,255	1,349
Total fixed maturities – Exchange	$6,877	$7,331
Total fixed maturities – Erie Insurance Group	$7,384	$7,848

Fixed maturities and equity securities in a gross unrealized loss position at September 30, 2011 are as follows.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	September 30, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
States & political subdivisions	$ 0	$ 0	$ 2	$ 0	$ 2	$ 0	1
Corporate debt securities	195	2	0	0	195	2	34
Other debt securities	9	0	0	0	9	0	2
Commercial mortgage-backed securities (CMBS)	20	0	0	0	20	0	4
Total fixed maturities – Indemnity	224	2	2	0	226	2	41
Nonredeemable preferred stock	6	0	3	0	9	0	4
Total available-for-sale securities – Indemnity	$230	$ 2	$ 5	$ 0	$ 235	$ 2	45

Quality breakdown of fixed maturities:
Investment grade	$224	$ 2	$ 2	$ 0	$ 226	$ 2	41
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$224	$ 2	$ 2	$ 0	$ 226	$ 2	41

Exchange
Available-for-sale securities:
U.S. government & agencies	$ 5	$ 0	$ 0	$ 0	$ 5	$ 0	1
States & political subdivisions	9	0	11	1	20	1	5
Corporate debt securities	752	30	54	3	806	33	130
Other debt securities	5	0	0	0	5	0	1
Residential mortgage-backed securities (RMBS)	9	0	0	0	9	0	4
Commercial mortgage-backed securities (CMBS)	5	0	0	0	5	0	2
Collateralized debt obligations (CDO)	0	0	32	5	32	5	6
Total fixed maturities – Exchange	785	30	97	9	882	39	149
Nonredeemable preferred stock	156	12	34	2	190	14	26
Total available-for-sale securities – Exchange	$941	$42	$131	$11	$1,072	$53	175

Quality breakdown of fixed maturities:
Investment grade	$702	$26	$ 90	$ 8	$ 792	$34	127
Non-investment grade	83	4	7	1	90	5	22
Total fixed maturities – Exchange	$785	$30	$ 97	$ 9	$ 882	$39	149

Fixed maturities and equity securities in a gross unrealized loss position at December 31, 2010 are as follows.  Data is provided by length of time securities were in a gross unrealized loss position.

	Erie Insurance Group
	December 31, 2010
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
U.S. government & agencies	$ 25	$ 0	$ 0	$ 0	$ 25	$ 0	1
States & political subdivisions	39	2	1	0	40	2	20
Corporate debt securities	31	0	0	0	31	0	3
Total fixed maturities – Indemnity	95	2	1	0	96	2	24
Nonredeemable preferred stock	3	0	0	0	3	0	1
Total available-for-sale securities – Indemnity	$ 98	$ 2	$ 1	$ 0	$ 99	$ 2	25

Quality breakdown of fixed maturities:
Investment grade	$ 95	$ 2	$ 1	$ 0	$ 96	$ 2	24
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$ 95	$ 2	$ 1	$ 0	$ 96	$ 2	24

Exchange
Available-for-sale securities:
U.S. government & agencies	$ 22	$ 0	$ 0	$ 0	$ 22	$ 0	3
States & political subdivisions	299	8	5	1	304	9	59
Foreign government securities	10	0	0	0	10	0	1
Corporate debt securities	398	8	144	6	542	14	101
Residential mortgage-backed securities (RMBS)	6	0	7	1	13	1	4
Commercial mortgage-backed securities (CMBS)	0	0	12	1	12	1	2
Collateralized debt obligations (CDO)	1	0	33	5	34	5	6
Total fixed maturities – Exchange	736	16	201	14	937	30	176
Nonredeemable preferred stock	45	2	59	5	104	7	15
Total available-for-sale securities – Exchange	$781	$18	$260	$19	$1,041	$37	191

Quality breakdown of fixed maturities:
Investment grade	$703	$16	$155	$11	$ 858	$27	154
Non-investment grade	33	0	46	3	79	3	22
Total fixed maturities – Exchange	$736	$16	$201	$14	$ 937	$30	176

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

Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Indemnity
Fixed maturities	$ 3	$ 8	$ 10	$ 25
Equity securities	1	1	2	3
Cash equivalents and other	0	1	1	1
Total investment income	4	10	13	29
Less: investment expenses	0	0	1	1
Investment income, net of expenses – Indemnity	$ 4	$ 10	$ 12	$ 28
Exchange
Fixed maturities	$ 91	$ 88	$275	$261
Equity securities	21	18	63	52
Cash equivalents and other	0	1	0	1
Total investment income	112	107	338	314
Less: investment expenses	8	7	24	20
Investment income, net of expenses – Exchange	$104	$100	$314	$294
Investment income, net of expenses – Erie Insurance Group	$108	$110	$326	$322

Dividend income is recognized as earned and recorded to net investment income.

Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
Indemnity	2011	2010	2011	2010
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 0	$ 2	$ 2	$ 5
Gross realized losses	0	(1)	0	(1)
Net realized gains	0	1	2	4
Equity securities:
Gross realized gains	0	0	3	1
Gross realized losses	0	1	0	0
Net realized gains	0	1	3	1
Trading securities:
Common stock:
Gross realized gains	0	4	2	5
Gross realized losses	0	(1)	0	(1)
Valuation adjustments	(6)	0	(6)	(2)
Net realized gains (losses)	(6)	3	(4)	2
Net realized investment gains (losses) – Indemnity	$ (6)	$ 5	$ 1	$ 7
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 15	$ 10	$ 66	$ 38
Gross realized losses	(5)	(4)	(22)	(16)
Net realized gains	10	6	44	22
Equity securities:
Gross realized gains	3	4	19	11
Gross realized losses	0	(1)	(1)	(2)
Net realized gains	3	3	18	9
Trading securities:
Common stock:
Gross realized gains	56	24	183	113
Gross realized losses	(35)	(20)	(59)	(50)
Valuation adjustments	(450)	187	(421)	16
Net realized gains (losses)	(429)	191	(297)	79
Net realized investment gains (losses) – Exchange	$(416)	$200	$(235)	$110
Net realized investment gains (losses) – Erie Insurance Group	$(422)	$205	$(234)	$117

The components of other-than-temporary impairments on investments are included below:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Indemnity
Fixed maturities	$0	$0	$0	$(1)
Equity securities	0	0	0	0
Total	0	0	0	(1)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Indemnity	$0	$0	$0	$(1)
Exchange
Fixed maturities	$0	$0	$0	$(4)
Equity securities	0	0	0	(1)
Total	0	0	0	(5)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Exchange	$0	$0	$0	$(5)
Net impairment losses recognized in earnings – Erie Insurance Group	$0	$0	$0	$(6)

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

Limited partnerships

Our limited partnership investments are recorded using the equity method of accounting.  As these investments are generally reported on a one-quarter lag, our limited partnership results for the nine months ended September 30, 2011 are comprised of partnership financial results for the fourth quarter of 2010 and the first six months of 2011.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2011.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the nine months ended September 30, 2011 and for the year ended December 31, 2010.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based on the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

	Erie Insurance Group
	As of and for the nine months ended September 30, 2011

(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 80	$ 7	$ 4
Greater than or equal to 10% but less than 50%	3	9	(1)	3
Greater than 50%	0	0	0	0
Total private equity	29	89	6	7
Mezzanine debt:
Less than 10%	11	26	(1)	5
Greater than or equal to 10% but less than 50%	3	15	1	1
Greater than 50%	1	1	(1)	0
Total mezzanine debt	15	42	(1)	6
Real estate:
Less than 10%	12	62	5	0
Greater than or equal to 10% but less than 50%	3	19	1	0
Greater than 50%	4	11	2	(1)
Total real estate	19	92	8	(1)
Total limited partnerships – Indemnity	63	$ 223	$13	$12
Exchange
Private equity:
Less than 10%	42	$ 544	$35	$28
Greater than or equal to 10% but less than 50%	3	40	(5)	11
Greater than 50%	0	0	0	0
Total private equity	45	584	30	39
Mezzanine debt:
Less than 10%	16	141	(6)	18
Greater than or equal to 10% but less than 50%	3	30	1	0
Greater than 50%	3	44	0	8
Total mezzanine debt	22	215	(5)	26
Real estate:
Less than 10%	25	285	27	1
Greater than or equal to 10% but less than 50%	5	61	2	0
Greater than 50%	4	42	1	4
Total real estate	34	388	30	5
Total limited partnerships – Exchange	101	$1,187	$55	$70
Total limited partnerships – Erie Insurance Group		$1,410	$68	$82

Per the limited partnership financial statements, total partnership assets were $55 billion and total partnership liabilities were $5 billion at September 30, 2011 (as recorded in the June 30, 2011 limited partnership financial statements).  For the nine month period comparable to that presented in the preceding table (fourth quarter 2010 and first two quarters of 2011), total partnership valuation adjustment gains were $4 billion and total partnership net income was $3 billion.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2010 include the partnership results for the fourth quarter of 2009 and the first three quarters of 2010.

	Erie Insurance Group
	As of and for the year ended December 31, 2010

(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 78	$ 4	$ 7
Greater than or equal to 10% but less than 50%	3	8	3	0
Greater than 50%	0	0	0	0
Total private equity	29	86	7	7
Mezzanine debt:
Less than 10%	11	30	4	3
Greater than or equal to 10% but less than 50%	3	15	2	(2)
Greater than 50%	1	2	0	0
Total mezzanine debt	15	47	6	1
Real estate:
Less than 10%	12	59	30	(31)
Greater than or equal to 10% but less than 50%	4	14	10	(10)
Greater than 50%	4	10	4	(3)
Total real estate	20	83	44	(44)
Total limited partnerships – Indemnity	64	$ 216	$ 57	$(36)
Exchange
Private equity:
Less than 10%	41	$ 517	$ 28	$ 40
Greater than or equal to 10% but less than 50%	3	38	10	0
Greater than 50%	0	0	0	(1)
Total private equity	44	555	38	39
Mezzanine debt:
Less than 10%	14	142	12	13
Greater than or equal to 10% but less than 50%	3	41	2	(2)
Greater than 50%	3	31	0	2
Total mezzanine debt	20	214	14	13
Real estate:
Less than 10%	25	250	(11)	10
Greater than or equal to 10% but less than 50%	6	52	7	(7)
Greater than 50%	4	37	15	(11)
Total real estate	35	339	11	(8)
Total limited partnerships – Exchange	99	$1,108	$ 63	$ 44
Total limited partnerships – Erie Insurance Group		$1,324	$120	$ 8

Per the limited partnership financial statements, total partnership assets were $58 billion and total partnership liabilities were $10 billion at December 31, 2010 (as recorded in the September 30, 2010 limited partnership financial statements).  For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2009 and first three quarters of 2010), total partnership valuation adjustment gains were $4 billion and total partnership net income was $3 billion.

See also Note 12, “Commitments and Contingencies,” for investment commitments related to limited partnerships.

Note 8.  Bank Line of Credit

As of September 30, 2011, Indemnity has available a $100 million line of credit that expires on December 31, 2011.  There were no borrowings outstanding on the line of credit as of September 30, 2011.  Bonds with a fair value of $137 million were pledged as collateral on the line at September 30, 2011.

On November 3, 2011, Indemnity entered into a new five year revolving credit facility for the same amount which expires on November 3, 2016.

As of September 30, 2011, the Exchange has available a $200 million revolving line of credit that expires on September 30, 2012.  There were no borrowings outstanding on the line of credit as of September 30, 2011.  Bonds with a fair value of $262 million were pledged as collateral on the line at September 30, 2011.

On October 28, 2011, the Exchange amended its revolving credit facility increasing the amount available from $200 million to $300 million and extending the term five years, which expires on October 28, 2016.

Securities pledged as collateral on both lines have no restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of September 30, 2011.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at September 30, 2011.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At September 30, 2011, we recorded a net deferred tax liability of $103 million on our Consolidated Statements of Financial Position.  Of this amount, $97 million is attributable to the Exchange and $6 million is attributable to Indemnity.  There was no deferred tax valuation allowance recorded at September 30, 2011.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

The components of net periodic benefit cost for our pension benefits are:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$ 4	$ 3	$ 13	$ 11
Interest cost	6	5	17	15
Expected return on plan assets	(7)	(6)	(20)	(19)
Amortization of prior service cost	1	1	1	1
Amortization of actuarial loss	1	1	4	3
Net periodic benefit cost	$ 5	$ 4	$ 15	$ 11

Note 11.  Reconciliation of Shareholders’ Equity

A reconciliation of shareholders’ equity follows for the year-to-date December 31, 2010 and September 30, 2011:

(in millions, except per share data)	Indemnity shareholders’ interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2009	$902	$4,823	$5,725
Comprehensive income:
Net income	162	498	660
Other comprehensive income, net of tax:
Unrealized gains on securities	9	101	110
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries	(15)	–	(15)
Postretirement plans:
Amortization of prior service cost	0	–	0
Amortization of net actuarial loss	2	–	2
Net actuarial loss during year	(6)	–	(6)
Loss due to plan changes during year	0	–	0
Curtailment/settlement loss arising during year	0	–	0
Postretirement plans	(4)	–	(4)
Other comprehensive (loss) income, net of tax	(10)	101	91
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries, net of tax	15	–	15
Comprehensive income	167	599	766
Purchase of treasury stock	(58)	–	(58)
Dividends declared:
Class A $1.995 per share	(99)	–	(99)
Class B $293.25 per share	0	–	0
Balance at December 31, 2010	$912	$5,422	$6,334
Comprehensive income:
Net income (loss)	143	(156)	(13)
Other comprehensive income, net of tax:
Unrealized loss on securities	(2)	(13)	(15)
Reclassification of unrealized gain on sale of EFL	(9)	–	(9)
Other comprehensive loss, net of tax	(11)	(13)	(24)
Reclassification of unrealized gain on sale of EFL, net of tax	9	–	9
Comprehensive income (loss)	141	(169)	(28)
Purchase of treasury stock	(131)	–	(131)
Dividends declared:
Class A $1.545 per share	(77)	–	(77)
Class B $231.75 per share	0	–	0
Balance at September 30, 2011	$845	$5,253	$6,098

Note 12.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $41 million related to its limited partnership investments at September 30, 2011.  These commitments are split between private equity securities of $18 million, mezzanine debt securities of $11 million and real estate activities of $12 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $392 million related to its limited partnership investments at September 30, 2011.  These commitments are split between private equity securities of $176 million, mezzanine debt securities of $109 million and real estate activities of $107 million.  These commitments will be funded as required by the partnership agreements.

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

Note 13.  Statutory Information

Cash and securities with a carrying value of $14 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at both September 30, 2011 and December 31, 2010.

Note 14.  Indemnity Supplemental Information

	Erie Insurance Group
	Consolidating Statement of Financial Position
	September 30, 2011
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 517	$ 7,331	$ –	$ 7,848
Equity securities	22	591	–	613
Trading securities, at fair value	26	2,085	–	2,111
Limited partnerships	223	1,187	–	1,410
Other invested assets	1	19	–	20
Total investments	789	11,213	–	12,002
Cash and cash equivalents	34	42	–	76
Premiums receivable from policyholders	–	1,035	–	1,035
Reinsurance recoverable	–	197	–	197
Deferred acquisition costs	–	495	–	495
Other assets	109	349	–	458
Receivables from Exchange and other affiliates	269	–	(269)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,226	$13,331	$(294)	$14,263
Liabilities
Losses and loss expense reserves	$ –	$ 3,686	$ –	$ 3,686
Life policy and deposit contract reserves	–	1,659	–	1,659
Unearned premiums	–	2,249	–	2,249
Deferred income taxes	6	97	–	103
Other liabilities	375	387	(294)	468
Total liabilities	381	8,078	(294)	8,165
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	845	–	–	845
Noncontrolling interest in consolidated entity – Exchange	–	5,253	–	5,253
Total equity	845	5,253	–	6,098
Total liabilities, shareholders’ equity and noncontrolling interest	$1,226	$13,331	$(294)	$14,263

	Erie Insurance Group
	Consolidating Statement of Financial Position
	December 31, 2010
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 264	$ 7,279	$ –	$ 7,543
Equity securities	24	570	–	594
Trading securities, at fair value	28	2,306	–	2,334
Limited partnerships	216	1,108	–	1,324
Other invested assets	1	19	–	20
Total investments	533	11,282	–	11,815
Cash and cash equivalents	310	120	–	430
Premiums receivable from policyholders	–	942	–	942
Reinsurance recoverable	–	201	–	201
Deferred acquisition costs	–	467	–	467
Other assets	132	357	–	489
Receivables from Exchange and other affiliates	232	–	(232)	–
Note receivable from EFL	25	–	(25)	–
Equity in EFL (1)	80	–	(80)	–
Total assets	$1,312	$13,369	$(337)	$14,344
Liabilities
Losses and loss expense reserves	$ –	$ 3,584	$ –	$ 3,584
Life policy and deposit contract reserves	–	1,603	–	1,603
Unearned premiums	–	2,082	–	2,082
Deferred income taxes	26	257	–	283
Other liabilities	374	341	(257)	458
Total liabilities	400	7,867	(257)	8,010
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	912	–	–	912
Noncontrolling interest in consolidated entity – Exchange	–	5,502	(80)	5,422
Total equity	912	5,502	(80)	6,334
Total liabilities, shareholders’ equity and noncontrolling interest	$1,312	$13,369	$(337)	$14,344

(1)          On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange.  (See Note 1, “Nature of Operations”.)

Note receivable from EFL

Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  EFL accrued interest to Indemnity of $0.4 million in each of the third quarters ended September 30, 2011 and 2010.

	Erie Indemnity Company
	Income attributable to Indemnity shareholder interest
(in millions)			Three months ended September 30,		Nine months ended September 30,
	Percent		2011	2010	2011	2010
Management operations:
Management fee revenue, net	100.0%		$280	$266	$816	$773
Service agreement revenue	100.0%		8	9	25	26
Total revenue from management operations			288	275	841	799
Cost of management operations	100.0%		226	217	667	626
Income from management operations before taxes			62	58	174	173
Property and casualty insurance operations: (2)
Net premiums earned	5.5%	(2)	–	55	–	161
Losses and loss expenses	5.5%	(2)	–	38	–	118
Policy acquisition and underwriting expenses	5.5%	(2)	–	16	–	46
Income (loss) from property and casualty insurance operations before taxes			–	1	–	(3)
Life insurance operations: (1)
Total revenue	21.6%	(3)	–	10	10	28
Total benefits and expenses	21.6%	(3)	–	7	7	20
Income from life insurance operations before taxes			–	3	3	8
Investment operations:
Net investment income (2)			4	10	12	28
Net realized (losses) gains on investments (2)			(6)	5	1	7
Net impairment losses recognized in earnings (2)			0	0	0	(1)
Equity in earnings of limited partnerships			7	5	25	11
Income from investment operations before taxes (2)			5	20	38	45
Income from operations before income taxes			67	82	215	223
Provision for income taxes			20	28	72	73
Net income			$ 47	$ 54	$143	$150

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

Direct method of cash flows

Indemnity’s components of direct cash flows as presented in the Consolidated Statements of Cash Flows are as follows:

	Erie Indemnity Company
	Direct method of cash flows
(in millions)	Nine months ended September 30,
	2011	2010
Management fee received	$ 791	$ 713
Service agreement fee received	25	26
Premiums collected (1)	–	166
Net investment income received (1)	17	33
Limited partnership distributions	14	14
Decrease in reimbursements collected from affiliates	(13)	(5)
Commissions and bonuses paid to agents	(450)	(414)
Salaries and wages paid	(95)	(80)
Pension contribution and employee benefits paid	(32)	(29)
Losses paid (1)	–	(99)
Loss expenses paid (1)	–	(17)
Other underwriting and acquisition costs paid (1)	–	(42)
General operating expenses paid	(93)	(87)
Income taxes paid	(51)	(50)
Net cash provided by operating activities	113	129
Net cash used in investing activities	(180)	(14)
Net cash used in financing activities	(209)	(118)
Net decrease in cash and cash equivalents	(276)	(3)
Cash and cash equivalents at beginning of period	310	76
Cash and cash equivalents at end of period	$ 34	$ 73

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

Note 15.  Capital Stock

Stock repurchase program

In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $14 million of repurchase authority remaining under this program at September 30, 2011.

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation. This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.

Note 16.  Subsequent Events

We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance.  No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure.

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

Results of the Erie Insurance Group’s Operations by Interest (Unaudited)

The following tables represent a breakdown of the composition of the income attributable to Indemnity and the income attributable to the noncontrolling interest (Exchange) for the three and nine months ended September 30, 2011.  For purposes of this discussion, EFL’s investments are included in the life insurance operations.

(in millions)	Indemnity shareholder interest				Noncontrolling interest (Exchange)				Eliminations of related party transactions		Erie Insurance Group
			Three months ended September 30,				Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	Percent		2011	2010	Percent		2011	2010	2011	2010	2011	2010
Management operations:
Management fee revenue, net	100.0%		$280	$266			$ –	$ –	$(280)	$(266)	$ –	$ –
Service agreement revenue	100.0%		8	9			–	–	–	–	8	9
Total revenue from management operations			288	275			–	–	(280)	(266)	8	9
Cost of management operations	100.0%		226	217			–	–	(226)	(217)	–	–
Income from management operations before taxes			62	58			–	–	(54)	(49)	8	9
Property and casualty insurance operations: (2)
Net premiums earned	5.5%	(2)	–	55	94.5%	(2)	1,045	935	–	–	1,045	990
Losses and loss expenses	5.5%	(2)	–	38	94.5%	(2)	823	652	(1)	(1)	822	689
Policy acquisition and underwriting expenses	5.5%	(2)	–	16	94.5%	(2)	302	272	(56)	(51)	246	237
Income (loss) from property and casualty insurance operations before taxes			–	1			(80)	11	57	52	(23)	64
Life insurance operations: (1)
Total revenue	21.6%	(3)	–	10	78.4%	(3)	46	33	0	(1)	46	42
Total benefits and expenses	21.6%	(3)	–	7	78.4%	(3)	33	20	0	(1)	33	26
Income from life insurance operations before taxes			–	3			13	13	0	0	13	16
Investment operations:
Net investment income (2)			4	10			83	79	(3)	(3)	84	86
Net realized (losses) gains on investments (2)			(6)	5			(421)	197	–	–	(427)	202
Net impairment losses recognized in earnings (2)			0	0			0	0	–	–	0	0
Equity in earnings of limited partnerships			7	5			33	23	–	–	40	28
Income (loss) from investment operations before taxes (2)			5	20			(305)	299	(3)	(3)	(303)	316
Income (loss) from operations before income taxes and noncontrolling interest			67	82			(372)	323	–	–	(305)	405
Provision for income taxes			20	28			(145)	102	–	–	(125)	130
Net income (loss)			$ 47	$ 54			$ (227)	$221	$ –	$ –	$ (180)	$275

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

(in millions)	Indemnity shareholder interest				Noncontrolling interest (Exchange)				Eliminations of related party transactions		Erie Insurance Group
			Nine months ended September 30,				Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	Percent		2011	2010	Percent		2011	2010	2011	2010	2011	2010
Management operations:
Management fee revenue, net	100.0%		$816	$773			$ –	$ –	$(816)	$(773)	$ –	$ –
Service agreement revenue	100.0%		25	26			–	–	–	–	25	26
Total revenue from management operations			841	799			–	–	(816)	(773)	25	26
Cost of management operations	100.0%		667	626			–	–	(667)	(626)	–	–
Income from management operations before taxes			174	173			–	–	(149)	(147)	25	26
Property and casualty insurance operations: (2)
Net premiums earned	5.5%	(2)	–	161	94.5%	(2)	3,089	2,765	–	–	3,089	2,926
Losses and loss expenses	5.5%	(2)	–	118	94.5%	(2)	2,653	2,027	(4)	(4)	2,649	2,141
Policy acquisition and underwriting expenses	5.5%	(2)	–	46	94.5%	(2)	882	783	(154)	(151)	728	678
(Loss) income from property and casualty insurance operations before taxes			–	(3)			(446)	(45)	158	155	(288)	107
Life insurance operations: (1)
Total revenue	21.6%	(3)	10	28	78.4%	(3)	124	99	(1)	(2)	133	125
Total benefits and expenses	21.6%	(3)	7	20	78.4%	(3)	89	70	0	(2)	96	88
Income from life insurance operations before taxes			3	8			35	29	(1)	0	37	37
Investment operations:
Net investment income (2)			12	28			252	232	(8)	(8)	256	252
Net realized gains (losses) on investments (2)			1	7			(247)	99	–	–	(246)	106
Net impairment losses recognized in earnings (2)			0	(1)			0	(3)	–	–	0	(4)
Equity in earnings of limited partnerships			25	11			124	47	–	–	149	58
Income from investment operations before taxes (2)			38	45			129	375	(8)	(8)	159	412
Income (loss) from operations before income taxes and noncontrolling interest			215	223			(282)	359	–	–	(67)	582
Provision for income taxes			72	73			(126)	103	–	–	(54)	176
Net income (loss)			$143	$150			$ (156)	$ 256	$ –	$ –	$ (13)	$ 406

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

Net income in the third quarter of 2011 was impacted by adverse results in our investment and property and casualty insurance operations compared to the third quarter of 2010.  Our investment operations were impacted primarily by net realized losses on investments, compared to gains in the third quarter of 2010, offset somewhat by increased equity in earnings on limited partnerships.  The Exchange’s property and casualty insurance operation’s losses were higher due to a significant increase in catastrophe losses, offset somewhat by favorable development on prior accident years and a 5.7% increase in earned premium, which was driven by increases in policies in force and the average premium per policy.

Reconciliation of Operating Income to Net Income (Unaudited)

We disclose operating income, a non-GAAP financial measure, to enhance our investors’ understanding of our performance related to the Indemnity shareholder interest.  Our method of calculating this measure may differ from those used by other companies, and therefore comparability may be limited.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest: (1) (2)

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$51	$51	$142	$146
Net realized (losses) gains and impairments on investments	(6)	5	1	6
Income tax benefit (expense)	2	(2)	0	(2)
Realized (losses) gains and impairments, net of income taxes	(4)	3	1	4
Net income attributable to Indemnity	$47	$54	$143	$150

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.93	$0.89	$2.57	$2.55
Net realized (losses) gains and impairments on investments	(0.09)	0.08	0.03	0.11
Income tax benefit (expense)	0.03	(0.03)	(0.01)	(0.04)
Realized (losses) gains and impairments, net of income taxes	(0.06)	0.05	0.02	0.07
Net income attributable to Indemnity	$0.87	$0.94	$2.59	$2.62

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

Summary of Results – Indemnity Shareholder Interest

Three months ended September 30, 2011

•                 Net income attributable to Indemnity per share-diluted was $0.87 per share in the third quarter of 2011 compared to net income per share-diluted of $0.94 per share in the third quarter of 2010.  The third quarter 2010 net income amount includes $0.13 per share related to operations sold to the Exchange.

•                 Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.93 per share in the third quarter of 2011 compared to $0.89 in the third quarter of 2010.  The third quarter 2010 operating income amount includes $0.12 per share related to operations sold to the Exchange.

Nine months ended September 30, 2011

•                 Net income attributable to Indemnity per share-diluted was $2.59 per share for the nine months ended September 30, 2011, compared to $2.62 per share for the nine months ended September 30, 2010.  The net income for 2011 and 2010 includes $0.02 and $0.33 per share, respectively, related to operations sold to the Exchange.

•                 Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $2.57 per share in the first nine months of 2011, compared to $2.55 in the first nine months of 2010.  The 2011 and 2010 operating income amounts include $0.02 and $0.29 per share, respectively, related to operations sold to the Exchange.

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

The property and casualty insurance business is driven by premium growth, the combined ratio and investment returns.  The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of over 2,100 independent agencies, with over 9,500 licensed representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

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

Our investment operations reflected the downturn experienced in the stock market in the third quarter of 2011.  Realized losses totaled $422 million in the third quarter of 2011 compared to realized gains of $205 million in the same period in 2010.  In the third quarter of 2011 and 2010, there were no significant impairments of securities.  Equity in earnings of limited partnerships was $40 million in the third quarter of 2011 compared to $28 million in the third quarter of 2010.  The valuation adjustments for limited partnerships are based on financial statements received from our general partners, which are generally received on a quarter lag.  As a result, our third quarter earnings from limited partnerships benefited from the favorable financial market conditions experienced in the second quarter of 2011, but do not reflect the market conditions experienced in the third quarter of 2011.

General Conditions and Trends Affecting Our Business

Economic conditions

Although the financial markets have shown some signs of improvement recently, overall economic conditions remain uncertain.  Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment and the threat of recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Property and Casualty Group, and consequently Indemnity’s management fee.  These conditions could also impair the ability of customers to pay premiums when due, and as a result, the Property and Casualty Group’s reserves and write-offs could increase.  Our key challenge is to generate profitable revenue growth in a highly competitive market that continues to experience the effects of uncertain economic conditions.

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

	Erie Insurance Group
(dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2011	2010	% Change		2011	2010	% Change
Indemnity	(Unaudited)				(Unaudited)
Management fee revenue	$280	$266	5.2%		$816	$773	5.5%
Service agreement revenue	8	9	(4.1)		25	26	(2.8)
Total revenue from management operations	288	275	4.9		841	799	5.2
Cost of management operations	226	217	4.1		667	626	6.5
Income from management operations –Indemnity (1)	$ 62	$ 58	7.8%		$174	$173	0.7%
Gross margin	21.7%	21.1%	0.6	pts.	20.7%	21.7%	(1.0	) pts.

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

	Erie Insurance Group
(dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Indemnity	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premiums	$1,119	$1,062	5.4%	$3,271	$3,098	5.6%
Management fee rate	25.00%	25.00%		25.00%	25.00%
Management fee revenue, gross	$ 280	$ 265	5.4%	$ 818	$ 774	5.6%
Change in allowance for management fee returned on cancelled policies(1)	–	1	NM	(2)	(1)	NM
Management fee revenue, net of allowance	$ 280	$ 266	5.2%	$ 816	$ 773	5.5%

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premiums of the Property and Casualty Group increased 5.4% in the third quarter of 2011, compared to the third quarter of 2010, due to a 2.6% increase in policies in force and increases in average premium.  The year-over-year average premium per policy for all lines of business increased 2.9% at September 30, 2011, compared to an increase of 0.4% at September 30, 2010.  The policy retention ratio was 90.8% at September 30, 2011, compared to 90.7% at December 31, 2010 and 90.6% at September 30, 2010.  See the “Property and casualty insurance operations” segment that follows for a complete discussion of property and casualty direct written premiums.

The management fee rate was set at 25%, the maximum rate, for both 2011 and 2010.  Changes in the management fee rate can affect the segment’s revenue and net income significantly.

Service agreement revenue

Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $8 million and $9 million in the third quarters of 2011 and 2010, respectively, and $25 million and $26 million for the nine months ended September 30, 2011 and 2010, respectively.

Cost of management operations

	Erie Insurance Group
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Indemnity	(Unaudited)			(Unaudited)
Commissions	$151	$149	1.6%	$446	$426	4.7%
Non-commission expense	75	68	9.6	221	200	10.3
Total cost of management operations	$226	$217	4.1%	$667	$626	6.5%

Commissions – Commissions increased $2 million in the third quarter of 2011, compared to the third quarter of 2010, primarily as a result of the 5.4% increase in direct written premiums of the Property and Casualty Group, offset by a decrease in Agent bonuses due to factoring in the most recent year’s underwriting data.

For the nine months ended September 30, 2011, commissions increased $20 million compared to the nine months ended September 30, 2010, driven primarily by the 5.6% increase in direct written premiums of the Property and Casualty Group.

Non-commission expense – Non-commission expense increased $7 million in the third quarter of 2011, compared to the third quarter of 2010.  Personnel costs increased $2 million primarily as a result of increases in salaries and benefits.  Professional fees increased $3 million and software expenses increased $2 million related to our technology initiatives.

The gross margin for the third quarter of 2011 was 21.7% compared to 21.1% recorded in the same period in 2010.

For the nine months ended September 30, 2011, non-commission expense increased $21 million compared to the nine months ended September 30, 2010.  Personnel costs increased $9 million primarily as a result of increases in salaries and benefits.  Professional fees increased $3 million and software expenses increased $4 million related to our technology initiatives, while the 2010 expenses included a $5 million reduction for a favorable court ruling.

The gross margin of 21.7% for the nine months ended September 30, 2010 was positively impacted by a $5 million reduction for a favorable court ruling.  Excluding this adjustment, the gross margin would have been 21.0%, compared to 20.7% for the nine months ended September 30, 2011.

Property and Casualty Insurance Operations

The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.

	Property and Casualty Group
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2011	2010	% Change		2011	2010	% Change
	(Unaudited)				(Unaudited)
Direct written premium	$1,119	$1,062	5.4%		$3,271	$3,098	5.6%
Reinsurance – assumed and ceded	(4)	(5)	15.7		(12)	(11)	(7.1)
Net written premium	1,115	1,057	5.4		3,259	3,087	5.6
Change in unearned premium	70	67	2.2		170	161	4.8
Net premiums earned	1,045	990	5.7		3,089	2,926	5.6
Losses and loss expenses	823	690	19.4		2,653	2,145	23.7
Policy acquisition and underwriting expenses	302	288	5.3		882	829	6.5
Total losses and expenses	1,125	978	15.3		3,535	2,974	18.9
Underwriting (loss) income – Erie Insurance Group	$ (80)	$ 12	NM		$ (446)	$ (48)	NM
Underwriting income (loss) – Indemnity (1)	$ –	$ 1			$ –	$ (3)
Underwriting (loss) income – Exchange (1)	$ (80)	$ 11			$ (446)	$ (45)

Loss and loss expense ratio	78.8%	69.7%	9.1	pts.	85.9%	73.3%	12.6	pts.
Policy acquisition and underwriting expense ratio	28.9	29.0	(0.1)		28.6	28.4	0.2
Combined ratio	107.7%	98.7%	9.0	pts.	114.5%	101.7%	12.8	pts.

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

Direct written premiums

Direct written premiums of the Property and Casualty Group increased 5.4% to over $1.1 billion in the third quarter of 2011 from the third quarter of 2010, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 2.6% in the third quarter of 2011 as the result of continuing strong policyholder retention, compared to an increase of 3.4% in the third quarter of 2010.  The year-over-year average premium per policy for all lines of business increased 2.9% at September 30, 2011, compared to an increase of 0.4% at September 30, 2010.  The combined impact of these increases in the third quarter of 2011 was seen primarily in our renewal business premiums.

Premiums generated from new business increased 1.8% to $121 million in the third quarter of 2011, compared to 4.3%, or $119 million, in the third quarter of 2010.  Underlying the trend in new business premiums was a decrease in new business policies in force of 4.3%, in the third quarter of 2011, compared to an increase of 4.4% in the third quarter of 2010, while the year-over-year average premium per policy on new business increased 5.8% at September 30, 2011, compared to an increase of 2.1% at September 30, 2010.

Premiums generated from renewal business increased 5.8% to $998 million in the third quarter of 2011, compared to an increase of 5.4%, or $943 million, in the third quarter of 2010.  Underlying the trend in renewal business premiums was an increase in renewal business policies in force of 3.6% in the third quarter of 2011, compared to 3.3% in the third quarter of 2010, and an increase in the renewal business year-over-year average premium per policy of 2.5% at September 30, 2011, compared to an increase of 0.3% at September 30, 2010.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.8% at September 30, 2011, and 90.7% at December 31, 2010, and 90.6% at September 30, 2010.

Personal lines – Total personal lines premiums written increased 4.6% to $840 million in the third quarter of 2011, from $803 million in the third quarter of 2010, driven by an increase of 2.5% in total personal lines policies in force and an increase of 2.6% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 1.4% in the third quarter of 2011, compared to a decrease of 0.6% in the third quarter of 2010.  Personal lines new business policies in force decreased 5.6% in the third quarter of 2011, compared to an increase of 3.2% in the third quarter of 2010, while the year-over-year average premium per policy on personal lines new business increased 3.8% at September 30, 2011, compared to 1.7% at September 30, 2010.

•                 Private passenger auto new business premiums written increased 0.6% in the third quarter of 2011, compared to a decrease of 0.6% in the third quarter of 2010.  New business policies in force for private passenger auto decreased 4.6% in the third quarter of 2011, compared to an increase of 2.2% in the third quarter of 2010, while the new business year-over-year average premium per policy for private passenger auto increased 2.1% at September 30, 2011, compared to 2.2% at September 30, 2010.

•                 Homeowners new business premiums written increased 3.9% in the third quarter of 2011, compared to a decrease of 3.9% in the third quarter of 2010.  New business policies in force for homeowners decreased 8.1% in the third quarter of 2011, compared to an increase of 4.9% in the third quarter of 2010.  The new business year-over-year average premium per policy for homeowners increased 5.6% at September 30, 2011, compared to 1.5% at September 30, 2010.

Renewal premiums written on personal lines increased 4.9% in the third quarter of 2011, compared to 6.5% in the third quarter of 2010, driven by an increase in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 2.4% at September 30, 2011, compared to 2.0% at September 30, 2010.  The personal lines year-over-year policy retention ratio was 91.6% at September 30, 2011, 91.5% at December 31, 2010, and 91.4% at September 30, 2010.

•                 Private passenger auto renewal premiums written increased 2.0% in the third quarter of 2011, compared to 5.1% in the third quarter of 2010.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.2% at September 30, 2011, compared to 1.8% at September 30, 2010.  The private passenger auto year-over-year policy retention ratio was 91.7% at September 30, 2011, compared to 91.8% at December 31, 2010 and September 30, 2010.

•                 Homeowners renewal premiums written increased 10.6% in the third quarter of 2011, compared to 9.3% in the third quarter of 2010.  The year-over-year average premium per policy on homeowners renewal business increased 7.1% at September 30, 2011, compared to 4.1% at September 30, 2010, while the homeowners year-over-year policyholder retention ratio was 91.4% at September 30, 2011, 91.2% at December 31, 2010, and 91.0% at September 30, 2010.

Commercial lines – Total commercial lines premiums written increased 7.8%, to $279 million in the third quarter of 2011 from $259 million in the third quarter of 2010, driven by a 3.6% increase in total commercial lines policies in force and a 3.1% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 2.6% in the third quarter of 2011, compared to 15.4% in the third quarter of 2010.  Commercial lines new business policies in force increased 1.3% in the third quarter of 2011, compared to 9.9% in the third quarter of 2010, while the year-over-year average premium per policy on commercial lines new business increased 6.1% at September 30, 2011, compared to remaining flat at September 30, 2010.

Renewal premiums for commercial lines increased 8.7% in the third quarter of 2011, compared to an increase of 1.9% in the third quarter of 2010.  The improvement seen in the commercial lines renewal premiums was driven by an increase in the average premium per policy combined with steady policy retention trends, the combined impact of which was seen primarily in the commercial multi-peril and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 2.5% at September 30, 2011, compared to a decline of 4.0% at September 30, 2010.  The commercial multi-peril and workers compensation year-over-year average premium per policy on renewal business increased 3.7% and 4.8%, respectively, at September 30, 2011, compared to decreases of 1.6% and 10.6%, respectively, at September 30, 2010.  Contributing to the lower average premium per policy in the third quarter of 2010 were shifts in the mix of our book of business and lower exposures for the commercial multi-peril and workers compensation lines of business.  The year-over-year policy retention ratio for commercial lines was 85.3% at September 30, 2011 and December 31, 2010, and 85.2% at September 30, 2010.

Future trends—premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace, which have a direct bearing on Indemnity’s management fee.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their book of business with the Property and Casualty Group.  At September 30, 2011, we had over 2,100 agencies with over 9,500 licensed representatives.  Our continued focus on underwriting discipline and the maturing of our pricing segmentation model has contributed to the Property and Casualty Group’s ability to retain existing and attract new policyholders resulting in growth in new policies in force and steady retention ratios.  We expect our pricing actions to result in a net increase in direct written premium in 2012, however, exposure reductions and changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may continue to reduce coverages.

Current year losses and loss expenses

The current accident year loss and loss expense ratio, excluding catastrophe losses, was 71.4% in the third quarter of 2011 compared to 72.2% in the third quarter of 2010, and 67.7% in the first nine months of 2011 compared to 70.0% in the first nine months of 2010.

The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 71.8% in the third quarter of 2011 compared to 72.6% in the third quarter of 2010, and 68.2% in the first nine months of 2011 compared to 70.2% in the first nine months of 2010.

The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 70.2% in the third quarter of 2011 compared to 71.0% in the third quarter of 2010, and 66.4% in the first nine months of 2011 compared to 69.5% in the first nine months of 2010.

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

Catastrophe losses, as defined by the Property and Casualty Group, totaled $174 million in the third quarter of 2011, compared to $52 million in the third quarter of 2010, and contributed 16.7 points and 5.2 points to the loss ratios at September 30, 2011 and 2010, respectively.  In the third quarter of 2011, the states of Pennsylvania, Maryland, North Carolina, and Virginia experienced an increase in storm activity including flooding, hurricane, tornado and wind storms resulting in an increase in claims compared to the third quarter of 2011.  Catastrophe losses incurred for the first nine months of 2011 and 2010 totaled $777 million and $245 million, respectively, and contributed 25.1 points and 8.3 points to the combined ratio, respectively.

Prior year loss reserve development

The following table provides the details of our property and casualty insurance operation’s prior year loss reserve development by type of business:

(in millions)	Erie Insurance Group
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Prior year loss development:	(Unaudited)		(Unaudited)
Direct business including salvage and subrogation	$(92)	$(49)	$(203)	$(105)
Assumed reinsurance business	(5)	(26)	(9)	(37)
Ceded reinsurance business	0	(1)	(4)	(6)
Total prior year loss development	$(97)	$(76)	$(216)	$(148)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business including salvage and subrogation – Favorable development of prior accident years, including the effects of salvage and subrogation recoveries, improved the combined ratio by 8.8 points in the third quarter of 2011, compared to 4.9 points in the third quarter of 2010.  The favorable development in the third quarter of 2011 was primarily driven by the closing of two massive injury lifetime medical benefits claims in the workers compensation line of business and the closing of one massive injury lifetime medical benefits claim in the personal auto line of business.  In the third quarter of 2010, the favorable development was primarily driven by improved severity trends in the workers compensation, private passenger auto and commercial multi-peril lines of business.

Favorable development of prior accident years, including the effects of salvage and subrogation recoveries, improved the combined ratio by 6.6 points in the first nine months of 2011, compared to 3.6 points in the first nine months of 2010.  The favorable development in the first nine months of 2011 was primarily driven by better than expected severity trends on uninsured/underinsured motorist bodily injury, improved annual claim cost expectations on massive injury lifetime medical benefits and the closing of two massive injury lifetime medical benefits claims in the personal auto line of business, the closing of six massive injury lifetime medical benefits claims in the workers compensation line of business, and better than expected severity trends on liability claims in the commercial multi-peril and homeowners lines of business.  In the first nine months of 2010, the favorable development was primarily driven by improvements in severity trends and the settlement of one large claim in the homeowners line of business.

Assumed reinsurance – The Property and Casualty Group experienced favorable development of prior accident year loss reserves on its assumed reinsurance business totaling $5 million in the third quarter of 2011, compared to $26 million in the third quarter of 2010.  For the first nine months of 2011, favorable development of prior accident year loss reserves on assumed reinsurance totaled $9 million, compared to $37 million in the first nine months of 2010.  The favorable development in 2011 and 2010 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group’s increase in ceded reinsurance reserves, which is reflected as favorable development of prior accident year loss reserves, was relatively flat in the third quarter of 2011, compared to $1 million in the third quarter of 2010, and $4 million in the first nine months of 2011, compared to $6 million in the first nine months of 2010.

Policy acquisition and underwriting expenses

Our expense ratio remained relatively flat in the third quarter of 2011, decreasing only 0.1 points.  The management fee rate was 25% for the periods ending September 30, 2011 and September 30, 2010.

Life Insurance Operations

EFL is a Pennsylvania-domiciled life insurance company which operates in 10 states and the District of Columbia and underwrites and sells individual and group life insurance policies and fixed annuities.

	Erie Family Life Insurance Company
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	% Change	2011	2010	% Change
	(Unaudited)			(Unaudited)
Individual life premiums, net of reinsurance	$16	$15	6.0%	$ 48	$ 46	3.8%
Group life and other premiums	0	1	NM	2	2	2.2
Other revenue	1	0	NM	1	0	NM
Total net policy revenue	17	16	5.3	51	48	3.6
Net investment income	24	24	(3.6)	70	71	(0.9)
Net realized gains on investments	5	3	28.9	12	11	2.6
Impairment losses recognized in earnings	0	0	NM	0	(2)	85.3
Equity in earnings (losses) of limited partnerships	0	0	NM	1	(1)	NM
Total revenues	46	43	1.7	134	127	3.9
Benefits and other changes in policy reserves	26	21	20.6	75	67	11.3
Amortization of deferred policy acquisition costs	3	3	11.6	10	12	(16.3)
Other operating expenses	4	3	29.2	11	11	2.2
Total benefits and expenses	33	27	20.5	96	90	6.5
Income before income taxes	$13	$16	(27.5)%	$ 38	$ 37	(2.1)%
Income before taxes – Indemnity (1)	$ –	$ 3	NM	$ 3	$ 8	(66.2)%
Income before taxes – Exchange (1)	$13	$13	(7.5)%	$ 35	$ 29	15.6%

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

Premiums

Gross policy revenues increased 4.3% to $27 million in the third quarter of 2011, compared to $26 million in the third quarter of 2010.  With the introduction of its new life products, effective June 1, 2011, EFL reinsures new individual life business amounts in excess of its $1 million per life retention limit.  Previously, EFL reinsured 75% of its risk on new term business.  Ceded reinsurance premiums were $9 million and $10 million in the third quarters of 2011 and 2010, respectively.  For the first nine months of 2011, compared to the first nine months of 2010, gross policy revenues totaled $82 million and $78 million, respectively, while ceded reinsurance premiums totaled $31 million and $30 million, respectively.

Premiums received on annuity and universal life products totaled $19 million in the third quarter of 2011, compared to $26 million in the third quarter of 2010.  Of this amount, annuity and universal life premiums which are recorded as deposits, and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $15 million and $22 million in the third quarters of 2011 and 2010, respectively.  For the first nine months of 2011 compared to the first nine months of 2010, premiums received on annuity and universal life products totaled $68 million and $89 million, respectively, while annuity and universal life deposits totaled $56 million and $77 million, respectively.

Investments

EFL experienced a slight increase in net realized gains on investments and continued to experience low levels of impairments in the third quarter and first nine months of 2011.  See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses

The third quarter of 2011 benefits and other changes in policy reserves were impacted by increases in death benefits and interest on annuity deposits compared to the third quarter of 2010.

Investment Operations

The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.

	Erie Insurance Group
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income (1)	$ 4	$ 10	(56.4)%	$ 12	$ 28	(56.4)%
Net realized (losses) gains on investments (1)	(6)	5	NM	1	7	NM
Net impairment losses recognized in earnings (1)	0	0	NM	0	(1)	NM
Equity in earnings of limited partnerships	7	5	25.0%	25	11	NM
Net revenue from investment operations – Indemnity (1)	$ 5	$ 20	(70.9)%	$ 38	$ 45	(15.4)%
Exchange
Net investment income (1)	$ 106	$100	6.5%	$322	$294	9.9%
Net realized (losses) gains on investments (1)	(416)	200	NM	(235)	110	NM
Net impairment losses recognized in earnings (1)	0	0	NM	0	(5)	NM
Equity in earnings of limited partnerships	33	23	48.7%	125	47	NM
Net revenue from investment operations – Exchange (1) (2)	$(277)	$323	NM	$212	$446	(52.2)%

NM = not meaningful

(1)   As a result of the sale of Indemnity’s property and casualty insurance subsidiaries, EIC, ENY and EPC, to the Exchange on December 31, 2010, investment revenue and losses generated from these entities will no longer accrue to the Indemnity shareholder interest after this date.  Investment revenue from these entities totaled $7 million in the third quarter of 2010 and $22 million in the first nine months of 2010.  These components of investment income now accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

(2)   The Exchange’s investment results for the third quarter of 2011 and 2010 include net investment revenues from EFL’s operations of $29 million and $27 million, respectively.  The Exchange’s investment results for the first nine months of 2011 and 2010 include net investment revenues from EFL’s operations of $83 million and $79 million, respectively.

Net investment income

Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.  Indemnity net investment income decreased $6 million in the third quarter of 2011 and $16 million in the first nine months of 2011 compared to 2010.  The Exchange’s net investment income increased $6 million and $28 million for the same respective periods.  These variances were primarily caused by the sale of EIC, ENY, and EPC from Indemnity to the Exchange on December 31, 2010.  These entities generated net investment income of $6 million and $19 million in the third quarter and first nine months of 2010, respectively.

Net realized gains on investments

Indemnity generated realized losses of $6 million in the third quarter of 2011 compared to gains of $5 million in the third quarter of 2010.  The Exchange generated realized losses of $416 million in the third quarter of 2011 compared to gains of $200 million in the same period in 2010.  The realized losses generated in the third quarter of 2011 for Indemnity and the Exchange were primarily due to decreases in the valuation on their common stock portfolios.  EIC, ENY, and EPC generated net realized gains of $1 million and $4 million in the third quarter and first nine months of 2010, respectively.

Net impairment losses recognized in earnings

The Exchange’s impairment losses recognized in earnings were unchanged for the third quarter of 2011 and decreased by $5 million for the first nine months of 2011 compared to the same periods in 2010.  EIC, ENY, and EPC generated no net impairment losses in the third quarter of 2010 and $1 million for the first nine months of 2010.

Equity in earnings of limited partnerships

Indemnity’s equity in earnings of limited partnerships increased $2 million in the third quarter of 2011 and increased $14 million in the first nine months of 2011 compared to the same periods in 2010 while the Exchange’s equity in earnings of limited partnerships increased $10 million and $78 million, respectively.  The results were due to improved performance in the real estate and private equity sectors.

The breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$ 0	$ 1	$ 2	$ 4
Preferred stock equity securities	0	1	3	1
Common stock equity securities	0	3	2	4
Common stock valuation adjustments	(6)	0	(6)	(2)
Total net realized (losses) gains – Indemnity (1)	$ (6)	$ 5	$ 1	$ 7
Exchange
Securities sold:
Fixed maturities	$ 10	$ 6	$ 44	$ 22
Preferred stock equity securities	3	3	18	9
Common stock equity securities	21	4	124	63
Common stock valuation adjustments	(450)	187	(421)	16
Total net realized (losses) gains – Exchange (1) (2)	$(416)	$200	$(235)	$110

(1)   See Item 1. “Financial Statements – Note 7, Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)   The Exchange’s results for the third quarter of 2011 and 2010 include net realized gains from EFL’s operations of $5 million and $3 million, respectively.  The Exchange’s results for the first nine months of 2011 and 2010 include net realized gains from EFL of $12 million and $11 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Indemnity	(Unaudited)		(Unaudited)
Private equity	$ 2	$ 1	$ 13	$ 9
Real estate	3	3	7	(3)
Mezzanine debt	2	1	5	5
Total equity in earnings of limited partnerships – Indemnity	$ 7	$ 5	$ 25	$11
Exchange
Private equity	$12	$ 7	$ 69	$44
Real estate	15	9	35	(16)
Mezzanine debt	6	7	21	19
Total equity in earnings of limited partnerships – Exchange(1)	$33	$23	$125	$47

(1)    The Exchange’s results for the third quarter of 2011 and 2010 did not include any equity in earnings of limited partnerships from EFL.  The Exchange’s results for the first nine months of 2011 include equity in earnings of limited partnerships from EFL of $1 million compared to losses of $1 million recorded for the first nine months of 2010.

Limited partnership earnings pertain to investments in U.S. and foreign private equity, real estate and mezzanine debt partnerships.  Valuation adjustments are recorded to reflect the fair value of limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.

We experienced an increase in earnings as a result of fair value increases in our private equity and real estate limited partnerships.  Limited partnership earnings tend to be cyclical based on market conditions, the age of the partnership and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2011 reflect investment valuation changes resulting from the financial markets and the economy through June 30, 2011.

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

Distribution of investments

	Erie Insurance Group
(in millions)	Carrying value at September 30,		Carrying value at December 31,
	2011	% to total	2010	% to total
Indemnity	(Unaudited)
Fixed maturities	$ 517	66%	$ 264	50%
Equity securities:
Preferred stock	22	3	24	4
Common stock	26	3	28	5
Limited partnerships:
Private equity	89	11	86	16
Real estate	92	12	83	16
Mezzanine debt	42	5	47	9
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$789	100%	$533	100%
Exchange
Fixed maturities	$ 7,331	65%	$ 7,279	65%
Equity securities:
Preferred stock	591	5	570	5
Common stock	2,085	19	2,306	20
Limited partnerships:
Private equity	584	5	555	5
Real estate	388	4	339	3
Mezzanine debt	215	2	214	2
Policy loans	15	0	15	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$11,213	100%	$11,282	100%
Total investments – Erie Insurance Group	$12,002		$11,815

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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no credit impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments due to credit quality or other factors.  (See the “Investment Operations” section herein for further information.)  Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities

Under our investment strategy, we maintain a fixed maturities portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  The fixed maturities portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $224 million, or 43%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 19%, of the fixed maturity portfolio for the Exchange at September 30, 2011.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.  Because of the rating downgrades of municipal bond insurers, the underlying insurance does not improve the overall credit rating.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $7 million at September 30, 2011 compared to $5 million at December 31, 2010.  At September 30, 2011, the Exchange had net unrealized gains on fixed maturities of $295 million compared to net unrealized gains of $270 million at December 31, 2010.

The following tables present a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (1)
(in millions)	At September 30, 2011
	(Unaudited)
Indemnity					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Structured securities (2)	$ 29	$ 0	$ 0	$ 3	$1	$ 33
Communications	0	0	10	7	0	17
Consumer	0	0	8	14	0	22
Energy	0	0	11	9	0	20
Financial	0	48	41	40	0	129
Government-municipal	92	97	24	11	0	224
Industrial	0	0	2	5	0	7
Technology	0	0	8	10	0	18
Utilities	0	0	0	47	0	47
Total – Indemnity	$121	$145	$104	$146	$1	$517

(1)   Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based on the lowest rating for each security.

(2)   Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

	Erie Insurance Group (1)
(in millions)	At September 30, 2011
	(Unaudited)
Exchange					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Structured securities (2)	$ 79	$ 281	$ 20	$ 20	$ 10	$ 410
Basic materials	0	0	58	166	6	230
Communications	0	0	224	290	14	528
Consumer	0	31	247	393	67	738
Diversified	0	0	22	0	0	22
Energy	16	12	110	361	37	536
Financial	7	312	1,122	761	128	2,330
Funds	0	0	0	6	0	6
Government-municipal	399	787	195	34	2	1,417
Industrial	0	6	81	203	25	315
U.S. treasury	0	6	0	0	0	6
Government sponsored entity	0	29	2	0	0	31
Foreign government	0	0	15	6	0	21
Technology	0	0	50	73	0	123
Utilities	0	0	106	460	52	618
Total – Exchange	$501	$1,464	$2,252	$2,773	$341	$7,331

(1)   Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based on the lowest rating for each security.

(2)   Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

Equity securities

Our equity securities consist of common stock and nonredeemable preferred stock.  Investment characteristics of common stock and non-redeemable preferred stock differ substantially from one another.  Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.

The following tables present an analysis of the fair value of our non-redeemable preferred and common stock securities by sector for Indemnity and Exchange, respectively.

	Erie Insurance Group
(in millions)	Fair value at
	September 30, 2011		December 31, 2010
	(Unaudited)
Indemnity	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock
Communications	$ 1	$ 2	$ 1	$ 2
Consumer	0	13	0	14
Diversified	0	1	0	0
Energy	0	1	0	2
Financial	11	5	11	6
Industrial	0	3	2	3
Technology	3	1	3	1
Utilities	7	0	7	0
Total – Indemnity	$22	$26	$24	$28

	Erie Insurance Group
(in millions)	Fair value at
	September 30, 2011		December 31, 2010
	(Unaudited)
Exchange	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock
Basic materials	$ 0	$ 79	$ 0	$ 124
Communications	9	180	9	174
Consumer	5	658	5	564
Diversified	0	12	0	12
Energy	0	174	0	185
Financial	441	277	428	292
Funds	0	140	0	309
Government	1	0	0	0
Industrial	0	289	5	324
Technology	15	240	14	295
Utilities	120	36	109	27
Total – Exchange	$591	$2,085	$570	$2,306

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on our Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At September 30, 2011, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes amounted to $1 million for Indemnity and $21 million for the Exchange compared to a $3 million gain for Indemnity and $44 million gain for the Exchange at December 31, 2010.

Our common stock portfolio is classified as a trading portfolio and is measured at fair value with all changes in unrealized gains and losses reflected in our Consolidated Statements of Operations.

Limited partnerships

In the third quarter of 2011, investments in limited partnerships increased modestly from the investment levels at December 31, 2010.  The changes in partnership value are a function of contributions and distributions, adjusted for market value changes in the underlying investments.  During 2011, the limited partnership market values and partnership earnings have been generally positive as the recent market conditions continue to show signs of improvement.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At September 30,	At December 31,
	2011	2010
Indemnity	(Unaudited)
Private equity	$ 89	$ 86
Real estate	92	83
Mezzanine debt	42	47
Total limited partnerships – Indemnity	$ 223	$ 216
Exchange
Private equity	$ 584	$ 555
Real estate	388	339
Mezzanine debt	215	214
Total limited partnerships – Exchange	$1,187	$1,108

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

	Erie Insurance Group
(in millions)	At September 30,	At December 31,
	2011	2010
Exchange	(Unaudited)
Gross reserve liability:
Personal auto	$1,085	$1,105
Automobile massive injury	373	440
Homeowners	413	240
Workers compensation	470	481
Workers compensation massive injury	108	154
Commercial auto	289	286
Commercial multi-peril	612	566
All other lines of business	336	312
Gross reserves	3,686	3,584
Reinsurance recoverable	188	188
Net reserve liability – Exchange	$3,498	$3,396

The reserves that have the greatest potential for variation are the massive injury claim reserves.  The Property and Casualty Group is currently reserving for about 300 claimants requiring lifetime medical care, of which about 120 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $317 million at September 30, 2011, which is net of $164 million of anticipated reinsurance recoverables, compared to $428 million at December 31, 2010, which was net of $166 million of anticipated reinsurance recoverables.  The pre-1986 automobile massive injury reserves decreased at September 30, 2011, compared to December 31, 2010, primarily due to improved annual claim cost expectations on massive injury lifetime medical benefits claims and the closing of two massive injury lifetime medical benefits claims. The workers compensation massive injury reserves decreased at September 30, 2011, compared to December 31, 2010, primarily due to the closing of six massive injury lifetime medical benefits claims.

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

Cash flow activities – Erie Insurance Group

The following table is a summary of our condensed consolidated cash flows for the nine months ended September 30:

	Erie Insurance Group
(in millions)	2011	2010
	(Unaudited)
Net cash provided by operating activities	$ 225	$ 465
Net cash used in investing activities	(395)	(301)
Net cash used in financing activities	(184)	(86)
Net (decrease) increase in cash	$(354)	$ 78

Cash flows provided by operating activities totaled $225 million and $465 million in the first nine months of 2011 and 2010, respectively.  Decreased cash from operating activities in the first nine months of 2011 was primarily driven by increased losses paid to policyholders related to catastrophic events and commissions paid to agents as compared to the first nine months of 2010.  Offsetting this decrease in the first nine months of 2011 was an increase in premiums collected by the Exchange and less income taxes paid compared to the first nine months of 2010.

At September 30, 2011, we recorded a net deferred tax liability of $103 million.  There was no valuation allowance at September 30, 2011.

Cash flows used in investing activities totaled $395 million and $301 million in the first nine months of 2011 and 2010, respectively. In the first nine months of 2011, we used more cash to purchase certain common stock investments, offset somewhat by an increase in proceeds generated from the sale of other common stocks as compared to the first nine months of 2010.  At September 30, 2011, we had contractual commitments to invest up to $433 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $194 million, real estate activities was $119 million and mezzanine debt securities was $120 million.

For a discussion of cash flows used in financing activities, see the following “Cash flow activities – Indemnity,” for the primary drivers of financing cash flows related to Indemnity.

Cash flow activities – Indemnity

The following table is a summary of cash flows for Indemnity for the nine months ended September 30:

	Indemnity
(in millions)	2011	2010
	(Unaudited)
Net cash provided by operating activities	$ 113	$ 129
Net cash used in investing activities	(180)	(14)
Net cash used in financing activities	(209)	(118)
Net decrease in cash	$(276)	$ (3)

See Item 1. “Financial Statements - Note 14, Indemnity Supplemental Information,” contained within this report for more detail on Indemnity cash flows.

Indemnity’s cash flows provided by operating activities decreased to $113 million in the first nine months of 2011, compared to $129 million in the first nine months of 2010.  Decreased cash from operating activities in the first nine months of 2011 was primarily due to increases in commissions paid to agents and salaries and benefits paid to employees, combined with less net investment income received.  This decrease was offset somewhat by an increase in management fee revenue received as compared to the first nine months of 2010.  Management fee revenues were higher reflecting the increase in premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $450 million in the first nine months of 2011, compared to $414 million in the first nine months of 2010, as a result of the increase in premiums collected by the Exchange.  Indemnity made a contribution to its pension plan of $15 million in the third quarter of 2011, compared to $13 million in the second quarter of 2010.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed about 57% of the net periodic benefit cost of the pension plan from its affiliates.

At September 30, 2011, Indemnity recorded a net deferred tax liability of $6 million.  There was no valuation allowance at September 30, 2011.  Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in Indemnity investing activities totaled $180 million in the first nine months of 2011, compared to $14 million in the first nine months of 2010.  In the first quarter of 2011, Indemnity received cash consideration from the Exchange of $82 million as a result of the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, based upon an estimated purchase price.  Final settlement of the transaction was made on April 25, 2011 for a final purchase price of $82 million.  Net after-tax cash proceeds to Indemnity from the sale were $58 million.  Also, on March 18, 2011, a payment of $8 million was made by Indemnity to the Exchange as final settlement of the sale of EIC, ENY and EPC to the Exchange based upon the final purchase price.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Indemnity’s first nine months of 2011 investing activities also included increased cash used to purchase certain fixed maturities, offset somewhat by increased cash from the sale of other fixed maturities and common stocks as compared to the first nine months of 2010.  Also impacting Indemnity’s future investing activities are limited partnership commitments, which totaled $41 million at September 30, 2011, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $18 million, real estate activities was $12 million and mezzanine debt securities was $11 million.

Net cash used in Indemnity financing activities totaled $209 million and $118 million in the first nine months of 2011 and 2010, respectively.  The increase in cash used in financing activities in the first nine months of 2011 was primarily driven by an increase in the cash outlay for the purchase of treasury stock.  Indemnity repurchased 0.6 million shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $42 million in the third quarter of 2011.  During the first nine months of 2011, shares repurchased under this program totaled 1.9 million at a total cost of $132 million.  During the first nine months of 2010, 1.0 million shares were repurchased at a total cost of $46 million.  In December 2010, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million.   Indemnity had approximately $14 million of repurchase authority remaining under this program at September 30, 2011.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation. This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.

In July 2011, Indemnity also repurchased 64,095 shares of its outstanding Class A nonvoting common stock outside of its publicly announced share repurchase program at a total cost of $5 million.  Of this amount, 57,695 shares were purchased for $4.3 million, or $73.72 per share, in conjunction with our long-term incentive plan, and 6,400 shares were purchased for $0.5 million, or $73.74 per share, for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2011.   During the first nine months of 2010, Indemnity repurchased 44,206 shares of its outstanding Class A nonvoting common stock outside of its publicly announced share repurchase program at a total cost of $2 million.  Of this amount, 39,406 shares were purchased in June 2010 for $1.8 million, or $45.92 per share, in conjunction with our long-term incentive plan, and 4,800 shares were purchased in July 2010 for $0.2 million, or $48.75 per share, for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2010.

Dividends paid to shareholders totaled $77 million in the first nine months of 2011, compared to $74 million in the first nine months of 2010.  Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.3% in 2011, compared to 2010.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Capital Outlook

We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity – Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through 1) Indemnity’s cash and cash equivalents, which total approximately $34 million at September 30, 2011, 2) a $100 million bank line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $564 million at September 30, 2011.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at September 30, 2011.  At September 30, 2011, bonds with fair values of $137 million were pledged as collateral.  These securities have no restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at September 30, 2011. Additionally, on November 3, 2011, Indemnity entered into a new five year revolving credit facility for the same amount which expires on November 3, 2016.

Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  The net cash provided from these entities by operating activities totaled $22 million for the nine months ended September 30, 2010.  These operating cash flows accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter.  (See Item 1. “Financial Statements - Note 1, Nature of Operations,” contained within this report.)

Exchange – Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through 1) the Exchange’s cash and cash equivalents, which total approximately $42 million at September 30, 2011, 2) a $200 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $9.7 billion at September 30, 2011.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at September 30, 2011.  At September 30, 2011, bonds with fair values of $262 million were pledged as collateral.  These securities have no restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at September 30, 2011.  Additionally, on October 28, 2011, the Exchange amended its revolving credit facility increasing the amount available from $200 million to $300 million and extending the term five years, which expires on October 28, 2016.

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

Surplus Notes

Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018 with prior approval of the Pennsylvania Insurance Commissioner.  EFL accrued interest to Indemnity on the surplus note of $1.3 million through September 30, 2011 and 2010.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025 with prior approval of the Pennsylvania Insurance Commissioner.  EFL accrued interest to the Exchange on the surplus note of $0.9 million through September 30, 2011 and 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2010 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2011.  There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2011.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 24, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended September 30, 2011:

				Approximate
(dollars in millions, except per				Dollar Value
share data)			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
July 1 – 31, 2011	162,530	$73.49	98,435
August 1 – 31, 2011	261,984	$70.19	261,984
September 1 – 30, 2011	225,592	$72.01	225,592
Total	650,106		586,011	$14

In December 2010, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.

Additionally, in October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation. This amount includes, and is not in addition to, any unspent amounts remaining under the prior authorization.

In addition, the month of July 2011 includes 64,095 shares of our outstanding Class A nonvoting common stock repurchased outside of our publicly announced share repurchase program at a total cost of $5 million.  Of this amount, 57,695 shares were purchased for $4.3 million, or $73.72 per share, in conjunction with our long-term incentive plan, and 6,400 shares were purchased for $0.5 million, or $73.74 per share, for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2011.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Executive Retention Agreement between Erie Indemnity Company and James J. Tanous dated August 3, 2011. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Securities and Exchange Commission on August 4, 2011.

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

Erie Indemnity Company
(Registrant)

Date: November 3, 2011	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

	By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO