Form 10-Q
period 2012-03-31
ERIE INDEMNITY CO
filed 2012-05-03
CIK 922621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes        No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 47,593,343 at April 19, 2012.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,544 at April 19, 2012.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in millions, except per share data)

	Three months ended March 31,
	2012	2011
Revenues
Premiums earned	$1,087	$1,030
Net investment income	108	105
Net realized investment gains	296	149
Net impairment losses recognized in earnings	0	0
Equity in earnings of limited partnerships	21	72
Other income	8	9
Total revenues	1,520	1,365
Benefits and expenses
Insurance losses and loss expenses	716	706
Policy acquisition and underwriting expenses	270	247
Total benefits and expenses	986	953
Income from operations before income taxes and noncontrolling interest	534	412
Provision for income taxes	180	138
Net income	$ 354	$ 274

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	318	230

Net income attributable to Indemnity	$ 36	$ 44

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$ 0.76	$ 0.88
Class A common stock – diluted	$ 0.67	$ 0.78
Class B common stock – basic and diluted	$113.56	$126.48

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	47,749,799	49,789,056
Class B common stock	2,545	2,546

Weighted average shares outstanding attributable to Indemnity– Diluted
Class A common stock	53,930,044	55,968,838
Class B common stock	2,545	2,546

Dividends declared per share
Class A common stock	$ 0.5525	$ 0.515
Class B common stock	$82.8750	$ 77.250

See accompanying notes to Consolidated Financial Statements.  See Note 14, “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three months ended March 31,
	2012	2011

Net income	$354	$274

Other comprehensive income (loss)
Change in unrealized holding gains on investments, net of tax expense of $41 and $4, respectively	77	8
Reclassification adjustment for gross gains included in net income, net of tax expense of $2 and $7, respectively	(5)	(12)
Other comprehensive income (loss)	72	(4)

Unrealized gains transferred to noncontrolling interest on sale of life affiliate, net of tax expense of $0 and $4, respectively	–	9
Comprehensive income	426	279
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	388	236
Total comprehensive income – Indemnity	$ 38	$ 43

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in millions, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $479 and $535, respectively)	$ 494	$ 548
Equity securities (cost of $24 and $24, respectively)	26	25
Trading securities, at fair value (cost of $23 and $23, respectively)	29	27
Limited partnerships (cost of $184 and $185, respectively)	204	208
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,939 and $6,829, respectively)	7,483	7,292
Equity securities (cost of $561 and $531, respectively)	621	564
Trading securities, at fair value (cost of $2,014 and $2,021, respectively)	2,596	2,308
Limited partnerships (cost of $1,005 and $1,003, respectively)	1,087	1,082
Other invested assets	19	19
Total investments	12,560	12,074

Cash and cash equivalents (Exchange portion of $171 and $174, respectively)	199	185
Premiums receivable from policyholders – Exchange	1,000	976
Reinsurance recoverable – Exchange	167	166
Deferred income taxes – Indemnity	18	19
Deferred acquisition costs – Exchange	482	487
Other assets (Exchange portion of $291 and $322, respectively)	406	441
Total assets	$14,832	$14,348

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$ 418	$ 455
Exchange liabilities
Losses and loss expense reserves	3,451	3,499
Life policy and deposit contract reserves	1,689	1,671
Unearned premiums	2,196	2,178
Deferred income taxes	279	147
Other liabilities	123	105
Total liabilities	8,156	8,055

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,294,400 and 68,289,600 shares issued, respectively; 47,639,083 and 47,861,842 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,544 and 2,546 shares authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(103)	(105)
Retained earnings	1,904	1,894
Total contributed capital and retained earnings	1,819	1,807
Treasury stock, at cost, 20,655,317 and 20,427,758 shares, respectively	(1,043)	(1,026)
Total Indemnity shareholders’ equity	776	781

Noncontrolling interest in consolidated entity – Exchange	5,900	5,512
Total equity	6,676	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$14,832	$14,348

See accompanying notes to Consolidated Financial Statements.  See Note 14, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Premiums collected	$1,081	$1,023
Net investment income received	110	97
Limited partnership distributions	25	32
Service agreement fee received	7	8
Commissions and bonuses paid to agents	(180)	(178)
Losses paid	(619)	(598)
Loss expenses paid	(119)	(109)
Other underwriting and acquisition costs paid	(181)	(162)
Income taxes paid	(52)	(21)
Net cash provided by operating activities	72	92

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(418)	(752)
Preferred stock	(37)	(35)
Common stock	(258)	(421)
Limited partnerships	(23)	(29)
Sales/maturities of investments:
Fixed maturity sales	163	277
Fixed maturity calls/maturities	217	247
Preferred stock	13	25
Common stock	247	400
Sale of and returns on limited partnerships	81	26
(Purchase) disposal of property and equipment	(7)	7
Net collections on agent loans	0	1
Net cash used in investing activities	(22)	(254)

Cash flows from financing activities
Annuity deposits and interest	25	22
Annuity surrenders and withdrawals	(18)	(21)
Universal life deposits and interest	5	12
Universal life surrenders	(3)	(8)
Purchase of treasury stock	(18)	(36)
Dividends paid to shareholders	(27)	(26)
Net cash used in financing activities	(36)	(57)

Net increase (decrease) in cash and cash equivalents	14	(219)
Cash and cash equivalents at beginning of period	185	430
Cash and cash equivalents at end of period	$ 199	$ 211

See accompanying notes to Consolidated Financial Statements. See Note 14, “Indemnity Supplemental Information,” for supplemental cash flow information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Nature of Operations

Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that has been the managing attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange (“Exchange”) since 1925.  The Exchange is a subscriber-owned, Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance.

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

The Exchange, together with its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”), and Flagship City Insurance Company (“Flagship”), operate as a property and casualty insurer and are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.

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

Presentation of assets and liabilities – While the assets of the Exchange are presented separately in the Consolidated Statements of Financial Position, the Exchange’s assets can only be used to satisfy the Exchange’s liabilities or for other unrestricted activities.  Accounting Standards Codification (“ASC”) 810, Consolidation, does not require separate presentation of the Exchange’s assets; however, because the shareholders of Indemnity have no rights to the assets of the Exchange and, conversely, the Exchange has no rights to the assets of Indemnity, we have presented the invested assets of the Exchange separately on the Consolidated Statements of Financial Position along with the remaining consolidated assets reflecting the Exchange’s portion parenthetically.  Liabilities are required under ASC 810, Consolidation, to be presented separately for the Exchange on the Consolidated Statements of Financial Position as the Exchange’s creditors do not have recourse to the general credit of Indemnity.

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

All intercompany assets, liabilities, revenues and expenses between Indemnity and the Exchange have been eliminated in the Consolidated Financial Statements.

Adopted accounting pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The amendments in this guidance specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred.  These costs must be directly related to underwriting, policy issuance and processing, medical and inspection reports and sales force contract selling.  The amendments also specify that advertising costs are only included as deferred acquisition costs if the direct-response advertising criteria are met.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011.  We have elected to prospectively adopt this guidance.  The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share.  Acquisition costs capitalized during the quarter ended March 31, 2012 totaled $172 million.  Acquisition costs that would have been capitalized during the quarter ended March 31, 2012 using the previous method of capitalization totaled $177 million.  Included in this note below is our updated accounting policy under the caption “Deferred acquisition costs”.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements.  This guidance changes the description of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and certain other changes to converge with the fair value guidance of the International Accounting Standards Board (“IASB”).  The amendments in this guidance detail the requirements specific to measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments also clarify that a reporting entity should disclose quantitative information about the significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this new guidance does not have a material impact on our consolidated financial statements. The additional disclosures required by this guidance have been included in Note 6, “Fair Value”.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income.  This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments in this guidance specify that an entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The disclosures required remain the same.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income – Deferral of The Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  The amendments in this ASU supersede changes to paragraphs in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented.  We have elected to present total comprehensive income in two separate but consecutive statements.  The disclosures required by this guidance have been included in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income.

Deferred acquisition costs

Acquisition costs that vary with and relate to the successful production of insurance and investment-type contracts are deferred.  Beginning in 2012 deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition and are limited to the successful acquisition of new and renewal contracts.  Such costs consist principally of commissions, premium taxes and policy issuance expenses.

Property and casualty insurance – DAC related to property and casualty insurance contracts are primarily composed of commissions and certain underwriting expenses. These costs are amortized on a pro rata basis over the applicable policy term.  We consider investment income in determining if a premium deficiency exists, and if so, it would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency.  If the premium deficiency would be greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency.

There was no reduction in costs deferred in any periods presented.  The DAC profitability is analyzed annually to ensure recoverability.

Life insurance – DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the policy was issued.  Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience.  DAC related to universal life products and deferred annuities is amortized over the estimated lives of the contracts in proportion to actual and expected future gross profits, investment, mortality, expense margins and surrender charges.  Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC.

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

Note 3.  Earnings Per Share

Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1.  During the three months ended March 31, 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  See Note 15, “Capital Stock”.  Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards vested and not yet vested related to the outside directors’ stock compensation plan.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions,	Three months ended March 31,
except per share data)	2012			2011
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$36	47,749,799	$ 0.76	$44	49,789,056	$ 0.88
Dilutive effect of stock-based awards	0	72,245	–	0	69,382	–
Assumed conversion of Class B shares	0	6,108,000	–	0	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$36	53,930,044	$ 0.67	$44	55,968,838	$ 0.78
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 0	2,545	$113.56	$ 0	2,546	$126.48

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

Indemnity has not provided financial or other support to the Exchange for the reporting periods presented.  At March 31, 2012, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

Note 5. Segment Information

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.  Accounting policies for segments are the same as those described in the summary of significant accounting policies.  See Item 8. “Financial Statements and Supplementary Data, Note 2, Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.  Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making.  No single customer or agent provides 10% or more of revenues.

Management operations

Our management operations segment consists of Indemnity serving as attorney-in-fact for the Exchange.  Indemnity operates in this capacity solely for the Exchange.  We evaluate profitability of our management operations segment principally on the gross margin from management operations.  Indemnity earns a management fee from the Exchange for providing sales, underwriting and policy issuance services.  Management fee revenue, which is eliminated in consolidation, is calculated as a percentage not to exceed 25% of all the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  The Property and Casualty Group issues policies with annual terms only.  Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time.  Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.  Although these management fee revenues and expenses are eliminated upon consolidation, the amount of the fee directly impacts the allocation of our consolidated net income between the noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers (policyholders), and Indemnity’s interest, which earns the management fee revenue and represents the Indemnity shareholder interest in net income.

Property and casualty insurance operations

Our property and casualty insurance operations segment includes personal and commercial lines.  Personal lines consist primarily of personal auto and homeowners and are marketed to individuals.  Commercial lines consist primarily of commercial multi-peril, commercial auto and workers compensation and are marketed to small- and medium-sized businesses.  Our property and casualty policies are sold by independent agents.  Our property and casualty insurance underwriting operations are conducted through the Exchange and its subsidiaries and include assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary and ceded reinsurance business.  The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business.  We evaluate profitability of the property and casualty insurance operations principally based upon net underwriting results represented by the combined ratio.

Life insurance operations

Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the first quarters of 2012 and 2011, investment activities on life insurance related assets generated revenues of $24 million and $27 million, respectively, resulting in EFL reporting income before income taxes of $9 million and $13 million, respectively, before intercompany eliminations.

Investment operations

The investment operations segment performance is evaluated based upon appreciation of assets, rate of return and overall return.  Investment related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	For the three months ended March 31, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,069	$ 18		$ 0	$1,087
Net investment income				$111	(3)	108
Net realized investment gains				296		296
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				21		21
Management fee revenue	$269				(269)	–
Service agreement and other revenue	7		1			8
Total revenues	276	1,069	19	428	(272)	1,520
Cost of management operations	230				(230)	–
Insurance losses and loss expenses		692	25		(1)	716
Policy acquisition and underwriting expenses		302	9		(41)	270
Total benefits and expenses	230	994	34	–	(272)	986
Income (loss) before income taxes	46	75	(15)	428	–	534
Provision for income taxes	16	26	(5)	143	–	180
Net income (loss)	$ 30	$ 49	$(10)	$285	$ –	$ 354

	Erie Insurance Group
(in millions)	For the three months ended March 31, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,014	$ 16		$ 0	$1,030
Net investment income				$108	(3)	105
Net realized investment gains				149		149
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				72		72
Management fee revenue	$251				(251)	–
Service agreement and other revenue	8		1			9
Total revenues	259	1,014	17	329	(254)	1,365
Cost of management operations	211				(211)	–
Insurance losses and loss expenses		683	24		(1)	706
Policy acquisition and underwriting expense		282	7		(42)	247
Total benefits and expenses	211	965	31	–	(254)	953
Income (loss) before income taxes	48	49	(14)	329	–	412
Provision for income taxes	17	17	(5)	109	–	138
Net income (loss)	$ 31	$ 32	$ (9)	$220	$ –	$ 274

See the “Results of the Erie Insurance Group’s Operations by Interest” table in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the composition of income attributable to the Indemnity shareholder interest and income attributable to the noncontrolling interest (Exchange).

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

Valuation techniques used to derive the fair value of our available-for-sale and trading securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Although the majority of our prices are obtained from third party sources, we also perform an internal pricing review for securities with low trading volumes in the current market conditions.  Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

•                  Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•                  Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 – Unobservable inputs for the asset or liability.

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service.  The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Pricing service valuations for Level 3 securities are based upon proprietary models and are used when observable inputs are not available or in illiquid markets.

In limited circumstances we adjust the price received from the pricing service when, in our judgment, a better reflection of fair value is available based upon corroborating information and our knowledge and monitoring of market conditions such as a disparity in price of comparable securities and/or non-binding broker quotes.  In other circumstances, certain securities are internally priced because prices are not provided by the pricing service.

We perform continuous reviews of the prices obtained from the pricing services.  This includes evaluating the methodology and inputs used by the pricing service to ensure that we determine the proper classification level of the financial instrument.  Price variances, including large periodic changes, are investigated and corroborated by market data.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs, such as data, and transaction volumes and believe that their prices adequately consider market activity in determining fair value.  Our review process continues to evolve based upon accounting guidance and requirements.

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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at March 31, 2012:

	Erie Insurance Group
	March 31, 2012
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 217	$ 0	$ 217	$ 0
Corporate debt securities	258	0	257	1
Commercial mortgage-backed securities (CMBS)	10	0	10	0
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	5	0	5	0
Total fixed maturities	494	0	489	5
Nonredeemable preferred stock	26	11	15	0
Total available-for-sale securities	520	11	504	5
Trading securities:
Common stock	29	29	0	0
Total trading securities	29	29	0	0
Total – Indemnity	$ 549	$ 40	$ 504	$ 5
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 20	$ 6	$ 14	$ 0
States & political subdivisions	1,361	0	1,356	5
Foreign government securities	15	0	15	0
Corporate debt securities	5,711	20	5,665	26
Residential mortgage-backed securities (RMBS)	179	0	179	0
Commercial mortgage-backed securities (CMBS)	71	0	71	0
Collateralized debt obligations (CDO)	65	0	38	27
Other debt securities	61	0	56	5
Total fixed maturities	7,483	26	7,394	63
Nonredeemable preferred stock	621	226	389	6
Total available-for-sale securities	8,104	252	7,783	69
Trading securities:
Common stock	2,596	2,582	0	14
Total trading securities	2,596	2,582	0	14
Total – Exchange	$10,700	$2,834	$7,783	$83
Total – Erie Insurance Group	$11,249	$2,874	$8,287	$88

Level 3 Assets – Quarterly Change:

	Erie Insurance Group

(in millions)	Beginning balance at December 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 0	$0	$0	$0	$ 0	$ 1	$ 1
Collateralized debt obligations (CDO)	4	0	0	0	0	0	4
Total fixed maturities	4	0	0	0	0	1	5
Total available-for-sale securities	4	0	0	0	0	1	5
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$0	$0	$ 0	$ 1	$ 5
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$1	$0	$ 0	$ 0	$ 5
Corporate debt securities	12	0	0	0	0	14	26
Collateralized debt obligations (CDO)	29	0	0	0	(4)	2	27
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	0	1	0	(4)	16	63
Nonredeemable preferred stock	5	0	1	0	0	0	6
Total available-for-sale securities	55	0	2	0	(4)	16	69
Trading securities:
Common stock	12	2	0	0	0	0	14
Total trading securities	12	2	0	0	0	0	14
Total Level 3 assets – Exchange	$67	$2	$2	$0	$(4)	$16	$83
Total Level 3 assets – Erie Insurance Group	$71	$2	$2	$0	$(4)	$17	$88

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations.  There was $2 million in unrealized gains included in earnings for the three months ended March 31, 2012 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2012.

Transfers into Level 3 are primarily the result of using non-binding broker quotes to determine fair value at March 31, 2012.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	March 31, 2012
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	weighted average
Indemnity

Corporate debt securities	$ 1	1	Consensus pricing	Non-binding broker quote	115.86

Collateralized debt obligations (CDO)	4	2	Present value	Projected maturity date	Jun 2014 – Feb 2015
				Repayment at maturity	45-100%	90.6%
				Discount rate	7.5-15.0%	10.8%
				Projected LIBOR rate	0.48%
Total – Indemnity	$ 5	3

Exchange

States & political subdivisions	5	1	Comparable pricing	Comparable security yield	0.48%
				Added yield due to lack of marketability	1.00%

Corporate debt securities	15	3	Consensus pricing	Non-binding broker quote	102.00 – 117.00

	1	2	Held at cost	Private securities with no observable market	100.00

	10	2	Comparable pricing	Comparable private transaction EBITDA multiples	7.5 – 17.1x	7.5x
				Average comparable publicly traded EBITDA multiple	7.8x	7.5x

Collateralized debt obligations (CDO)	24	6	Present value	Projected maturity date	Dec 2012 – Dec 2035
				Repayment at maturity	45-100%	94.4%
				Discount rate	7.0-15%	9.2%
				Projected LIBOR rate	0.48%

	3	4	Consensus pricing	Non-binding broker quote	3.00 – 85.00	64.70

Other debt securities	5	1	Held at cost	Private securities with no observable market	100.00

Nonredeemable preferred stock	6	1	Comparable pricing	Comparable security yield	7.68%

Common stock	14	3	Comparable pricing	Comparable private transaction EBITDA multiples	7.5 – 17.1x	7.5x
				Average comparable publicly traded EBITDA multiple	7.8x	7.5x
				Discount for lack of marketability	5 – 30%	30%
Total – Exchange	$83	23

Total – Erie Insurance Group	$88

Securities valued using unobservable inputs totaled $88 million at March 31, 2012.  These securities represent less than 0.8% of the total portfolio of the Erie Insurance Group.

Collateralized-debt-obligation securities – The unobservable inputs used in the fair value measurement of certain collateralized-debt-obligation securities are the repayment at maturity of underlying collateral available to pay note holders, the projected maturity of the underlying security, an expectation that the London Inter-Bank Offer Rates (“LIBOR”) do not change until maturity and a discount rate appropriate for the security. Significant changes in any of those inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the assumption used for the performance of the underlying collateral is accompanied by an opposite change in the maturity and a directionally opposite change in the discount rate used to value the security.  LIBOR assumptions are independent of collateral performance.

States and political subdivisions and Nonredeemable preferred stock – The unobservable inputs used in the fair value measurement of certain states and political subdivisions and nonredeemable preferred stock are the yields on comparable securities used to provide a basis of valuation and the amount of discount applied to the price due to the illiquidity of the securities being valued. Significant changes in any of those inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the yield used for the comparable security or a change in the discount for illiquidity would result in a directionally similar change in the yield used to calculate the fair value of the securities being valued.

Corporate debt securities and Other debt securities –The unobservable input used in the fair value measurement of certain corporate debt securities and other debt securities is the likelihood of repayment by the underlying entity when there is no market for trading these securities.  When available, we obtain non-binding broker quotes to value such securities.  In other cases, the securities may be held at cost provided no adverse changes have occurred in the financial condition of the underlying entity.

Common stock investments and Corporate debt securities –The unobservable inputs used in the fair value measurement of direct private equity common stock investments and certain corporate debt securities are comparable private transaction earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, the average EBITDA multiple for comparable publicly traded companies and the amount of discount applied to the price due to the illiquidity of the securities being valued.  Significant changes in any of those inputs in isolation could result in a significantly higher or lower fair value measurement.

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31, 2011:

	Erie Insurance Group
	December 31, 2011
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 221	$ 0	$ 221	$ 0
Corporate debt securities	303	0	303	0
Commercial mortgage-backed securities (CMBS)	13	0	13	0
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	7	0	7	0
Total fixed maturities	548	0	544	4
Nonredeemable preferred stock	25	10	15	0
Total available-for-sale securities	573	10	559	4
Trading securities:
Common stock	27	27	0	0
Total trading securities	27	27	0	0
Total – Indemnity	$ 600	$ 37	$ 559	$ 4
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 17	$ 6	$ 11	$ 0
States & political subdivisions	1,379	0	1,375	4
Foreign government securities	15	0	15	0
Corporate debt securities	5,499	20	5,467	12
Residential mortgage-backed securities (RMBS)	189	0	189	0
Commercial mortgage-backed securities (CMBS)	66	0	66	0
Collateralized debt obligations (CDO)	65	0	36	29
Other debt securities	62	0	57	5
Total fixed maturities	7,292	26	7,216	50
Nonredeemable preferred stock	564	188	371	5
Total available-for-sale securities	7,856	214	7,587	55
Trading securities:
Common stock	2,308	2,296	0	12
Total trading securities	2,308	2,296	0	12
Total – Exchange	$10,164	$2,510	$7,587	$67
Total – Erie Insurance Group	$10,764	$2,547	$8,146	$71

Level 3 Assets – Quarterly Change:

	Erie Insurance Group

(in millions)	Beginning balance at December 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$0	$0	$0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$0	$0	$0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$0	$0	$0	$0	$ 4
Corporate debt securities	11	0	0	0	0	0	11
Collateralized debt obligations (CDO)	30	0	0	0	0	0	30
Other debt securities	10	0	0	0	(5)	0	5
Total fixed maturities	55	0	0	0	(5)	0	50
Nonredeemable preferred stock	7	0	1	0	0	0	8
Total available-for-sale securities	62	0	1	0	(5)	0	58
Trading securities:
Common stock	12	1	0	0	0	0	13
Total trading securities	12	1	0	0	0	0	13
Total Level 3 assets – Exchange	$74	$1	$1	$0	$(5)	$0	$71
Total Level 3 assets – Erie Insurance Group	$78	$1	$1	$0	$(5)	$0	$75

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

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2011.

The following table sets forth the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by pricing source at March 31, 2012:

	Erie Insurance Group
(in millions)	March 31, 2012
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$ 489	$ 0	$ 489	$ 0
Priced via market comparables/non-binding broker quotes (1)	1	0	0	1
Priced via unobservable inputs	4	0	0	4
Total fixed maturities	494	0	489	5
Nonredeemable preferred stock:
Priced via pricing services	24	11	13	0
Priced via market comparables/non-binding broker quotes(1)	2	0	2	0
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	26	11	15	0
Common stock:
Priced via pricing services	29	29	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced unobservable inputs	0	0	0	0
Total common stock	29	29	0	0
Total available-for-sale and trading securities – Indemnity	$ 549	$ 40	$ 504	$ 5
Exchange
Fixed maturities:
Priced via pricing services	$ 7,324	$ 26	$7,298	$ 0
Priced via market comparables/non-binding broker quotes (1)	114	0	96	18
Priced via unobservable inputs	45	0	0	45
Total fixed maturities	7,483	26	7,394	63
Nonredeemable preferred stock:
Priced via pricing services	600	226	374	0
Priced via market comparables/non-binding broker quotes(1)	15	0	15	0
Priced via unobservable inputs	6	0	0	6
Total nonredeemable preferred stock	621	226	389	6
Common stock:
Priced via pricing services	2,582	2,582	0	0
Priced via market comparables/non-binding broker quotes(1)	0	0	0	0
Priced via unobservable inputs	14	0	0	14
Total common stock	2,596	2,582	0	14
Total available-for-sale and trading securities – Exchange	$10,700	$2,834	$7,783	$83
Total available-for-sale and trading securities – Erie Insurance Group	$11,249	$2,874	$8,287	$88

(1)          All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

We have no assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2012.

Note 7.  Investments

The following tables summarize the cost and fair value of our available-for-sale securities at March 31, 2012 and December 31, 2011:

	Erie Insurance Group
	March 31, 2012
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 205	$ 12	$ 0	$ 217
Corporate debt securities	256	2	0	258
Commercial mortgage-backed securities (CMBS)	10	0	0	10
Collateralized debt obligations (CDO)	3	1	0	4
Other debt securities	5	0	0	5
Total fixed maturities	479	15	0	494
Nonredeemable preferred stock	24	2	0	26
Total available-for-sale securities – Indemnity	$ 503	$ 17	$ 0	$ 520
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 19	$ 1	$ 0	$ 20
States & political subdivisions	1,272	89	0	1,361
Foreign government securities	15	0	0	15
Corporate debt securities	5,277	443	9	5,711
Residential mortgage-backed securities (RMBS)	169	10	0	179
Commercial mortgage-backed securities (CMBS)	67	4	0	71
Collateralized debt obligations (CDO)	62	5	2	65
Other debt securities	58	3	0	61
Total fixed maturities	6,939	555	11	7,483
Nonredeemable preferred stock	561	65	5	621
Total available-for-sale securities – Exchange	$7,500	$620	$16	$8,104
Total available-for-sale securities – Erie Insurance Group	$8,003	$637	$16	$8,624

	Erie Insurance Group
	December 31, 2011
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 208	$ 13	$ 0	$ 221
Corporate debt securities	303	1	1	303
Commercial mortgage-backed securities (CMBS)	13	0	0	13
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	7	0	0	7
Total fixed maturities	535	14	1	548
Nonredeemable preferred stock	24	1	0	25
Total available-for-sale securities – Indemnity	$ 559	$ 15	$ 1	$ 573
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 16	$ 1	$ 0	$ 17
States & political subdivisions	1,289	91	1	1,379
Foreign government securities	15	0	0	15
Corporate debt securities	5,144	386	31	5,499
Residential mortgage-backed securities (RMBS)	178	11	0	189
Commercial mortgage-backed securities (CMBS)	62	4	0	66
Collateralized debt obligations (CDO)	66	4	5	65
Other debt securities	59	3	0	62
Total fixed maturities	6,829	500	37	7,292
Nonredeemable preferred stock	531	45	12	564
Total available-for-sale securities – Exchange	$7,360	$545	$49	$7,856
Total available-for-sale securities – Erie Insurance Group	$7,919	$560	$50	$8,429

The amortized cost and estimated fair value of fixed maturities at March 31, 2012 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$ 150	$ 151
Due after one year through five years	204	209
Due after five years through ten years	48	51
Due after ten years	77	83
Total fixed maturities – Indemnity	$ 479	$ 494
Exchange
Due in one year or less	509	516
Due after one year through five years	2,404	2,559
Due after five years through ten years	2,743	3,016
Due after ten years	1,283	1,392
Total fixed maturities – Exchange	$6,939	$7,483
Total fixed maturities – Erie Insurance Group	$7,418	$7,977

Available-for-sale securities in a gross unrealized loss position at March 31, 2012 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	March 31, 2012
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
Corporate debt securities	$ 50	$0	$ 6	$0	$ 56	$ 0	10
Commercial mortgage-backed securities (CMBS)	4	0	6	0	10	0	3
Other debt securities	4	0	1	0	5	0	2
Total fixed maturities – Indemnity	58	0	13	0	71	0	15
Nonredeemable preferred stock	0	0	3	0	3	0	1
Total available-for-sale securities – Indemnity	$ 58	$0	$ 16	$0	$ 74	$ 0	16

Quality breakdown of fixed maturities:
Investment grade	$ 58	$0	$ 13	$0	$ 71	$ 0	15
Total fixed maturities – Indemnity	$ 58	$0	$ 13	$0	$ 71	$ 0	15

Exchange
Available-for-sale securities:
States & political subdivisions	$ 13	$0	$ 9	$0	$ 22	$ 0	4
Corporate debt securities	342	6	39	3	381	9	59
Residential mortgage-backed securities (RMBS)	3	0	0	0	3	0	2
Commercial mortgage-backed securities (CMBS)	10	0	0	0	10	0	4
Collateralized debt obligations (CDO)	0	0	33	2	33	2	5
Other debt securities	5	0	0	0	5	0	1
Total fixed maturities – Exchange	373	6	81	5	454	11	75
Nonredeemable preferred stock	92	3	26	2	118	5	16
Total available-for-sale securities – Exchange	$465	$9	$107	$7	$572	$16	91

Quality breakdown of fixed maturities:
Investment grade	$321	$5	$ 73	$4	$394	$ 9	64
Non-investment grade	52	1	8	1	60	2	11
Total fixed maturities – Exchange	$373	$6	$ 81	$5	$454	$11	75

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

Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2012	2011
Indemnity
Fixed maturities	$ 3	$ 3
Equity securities	1	1
Cash equivalents and other	0	0
Total investment income	4	4
Less: investment expenses	0	0
Investment income, net of expenses – Indemnity	$ 4	$ 4
Exchange
Fixed maturities	$ 90	$ 92
Equity securities	22	18
Cash equivalents and other	1	0
Total investment income	113	110
Less: investment expenses	9	9
Investment income, net of expenses – Exchange	$104	$101
Investment income, net of expenses – Erie Insurance Group	$108	$105

Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2012	2011
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 0	$ 0
Gross realized losses	0	0
Net realized gains	0	0
Equity securities:
Gross realized gains	0	1
Gross realized losses	0	0
Net realized gains	0	1
Trading securities:
Common stock:
Gross realized gains	1	1
Gross realized losses	0	0
Valuation adjustments	2	(1)
Net realized gains	3	0
Net realized investment gains – Indemnity	$ 3	$ 1
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 9	$ 25
Gross realized losses	(3)	(12)
Net realized gains	6	13
Equity securities:
Gross realized gains	1	6
Gross realized losses	0	(1)
Net realized gains	1	5
Trading securities:
Common stock:
Gross realized gains	41	56
Gross realized losses	(12)	(8)
Valuation adjustments	257	82
Net realized gains	286	130
Net realized investment gains – Exchange	$293	$148
Net realized investment gains – Erie Insurance Group	$296	$149

There were no impairment losses for Indemnity for the quarter ended March 31, 2012 and 2011.  Impairment losses for the Exchange totaled $0.1 million in the first quarter of 2012 and there were no impairments in the first quarter of 2011.

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

Limited partnerships

Our limited partnership investments are recorded using the equity method of accounting.  As these investments are generally reported on a one-quarter lag, our limited partnership results for the three months ended March 31, 2012 are comprised of partnership financial results for the fourth quarter of 2011.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2012.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the three months ended March 31, 2012 and for the year ended December 31, 2011.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2012 include partnership financial results for the fourth quarter of 2011.

	Erie Insurance Group
	As of and for the three months ended March 31, 2012

(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 73	$ 0	$ 1
Greater than or equal to 10% but less than 50%	3	9	0	0
Greater than 50%	0	0	0	0
Total private equity	29	82	0	1
Mezzanine debt:
Less than 10%	11	22	(2)	3
Greater than or equal to 10% but less than 50%	3	11	0	1
Greater than 50%	1	1	0	0
Total mezzanine debt	15	34	(2)	4
Real estate:
Less than 10%	12	60	(1)	(1)
Greater than or equal to 10% but less than 50%	3	18	0	0
Greater than 50%	3	10	0	0
Total real estate	18	88	(1)	(1)
Total limited partnerships – Indemnity	62	$ 204	$ (3)	$ 4
Exchange
Private equity:
Less than 10%	41	$ 463	$ 3	$10
Greater than or equal to 10% but less than 50%	3	44	1	0
Greater than 50%	0	0	0	0
Total private equity	44	507	4	10
Mezzanine debt:
Less than 10%	17	131	(6)	14
Greater than or equal to 10% but less than 50%	3	30	(1)	2
Greater than 50%	3	36	0	1
Total mezzanine debt	23	197	(7)	17
Real estate:
Less than 10%	25	287	(8)	5
Greater than or equal to 10% but less than 50%	5	58	0	(1)
Greater than 50%	3	38	0	0
Total real estate	33	383	(8)	4
Total limited partnerships – Exchange	100	$1,087	$(11)	$31
Total limited partnerships – Erie Insurance Group		$1,291	$(14)	$35

Per the limited partnership financial statements, total partnership assets were $53 billion and total partnership liabilities were $6 billion at March 31, 2012 (as recorded in the December 31, 2011 limited partnership financial statements).  For the three month period comparable to that presented in the preceding table (fourth quarter 2011), total partnership valuation adjustment losses were $81 million and total partnership net income was $2 billion.

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

Per the limited partnership financial statements, total partnership assets were $54 billion and total partnership liabilities were $6 billion at December 31, 2011 (as recorded in the September 30, 2011 limited partnership financial statements).  For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2010 and first three quarters of 2011), total partnership valuation adjustment gains were $2 billion and total partnership net income was $3 billion.

See also Note 13, “Commitments and Contingencies,” for investment commitments related to limited partnerships.

Note 8.  Bank Line of Credit

As of March 31, 2012, Indemnity has available a $100 million bank revolving line of credit that expires on November 3, 2016.  There were no borrowings outstanding on the line of credit as of March 31, 2012.  Bonds with a fair value of $112 million were pledged as collateral on the line at March 31, 2012.

As of March 31, 2012, the Exchange has available a $300 million bank revolving line of credit that expires on October 28, 2016.  There were no borrowings outstanding on the line of credit as of March 31, 2012.  Bonds with a fair value of $328 million were pledged as collateral on the line at March 31, 2012.

Securities pledged as collateral on both lines have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of March 31, 2012.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at March 31, 2012.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At March 31, 2012, we recorded a net deferred tax liability of $261 million on our Consolidated Statements of Financial Position.  Of this amount, $18 million is a deferred tax asset attributable to Indemnity and $279 million is a deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at March 31, 2012.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent 99% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

Note 10.   Postretirement Benefits

The liabilities for the postretirement plans described in this note are presented in total for all employees of the Erie Insurance Group.  The gross liability for postretirement benefits is presented in the Consolidated Statements of Financial Position as part of other liabilities.  A portion of annual expenses related to our postretirement benefit plans is allocated to related entities within the Erie Insurance Group.

We offer a noncontributory defined benefit pension plan that covers substantially all employees.  This is the largest postretirement benefit plan we offer.  We also offer an unfunded supplemental employee retirement plan (‘SERP’) for certain members of executive and senior management of the Erie Insurance Group.

The components of net periodic benefit cost for our postretirement benefits are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2012	2011
Service cost	$ 5	$ 4
Interest cost	6	6
Expected return on plan assets	(7)	(7)
Amortization of prior service cost	0	0
Amortization of actuarial loss	3	2
Net periodic benefit cost	$ 7	$ 5

Note 11.  Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of shareholders’ equity and noncontrolling interest is presented as follows for the year ended December 31, 2011 and for the three months ended March 31, 2012:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2010	$912	$5,422	$6,334
Net income	169	99	268
Change in other comprehensive loss, net of tax	(52)	(9)	(61)
Realized gain on sale of life affiliate, net of tax	8	–	8
Net purchase of treasury stock	(154)	–	(154)
Dividends declared:
Class A $2.0975 per share	(101)	–	(101)
Class B $314.625 per share	(1)	–	(1)
Balance at December 31, 2011	$781	$5,512	$6,293
Net income	36	318	354
Change in other comprehensive income, net of tax	2	70	72
Net purchase of treasury stock	(17)	–	(17)
Dividends declared:
Class A $0.5525 per share	(26)	–	(26)
Class B $82.875 per share	0	–	0
Balance at March 31, 2012	$776	$5,900	$6,676

Note 12.  Accumulated Other Comprehensive Income (Loss)

A rollforward of accumulated other comprehensive loss attributable to the Indemnity shareholder interest is presented as follows for the three months ended March 31, 2012:

	Indemnity Shareholder Interest
	Three months ended March 31, 2012

(in millions)	Unrealized net appreciation of investments	Net losses associated with postretirement benefits	Total
Balance at December 31, 2011	$11	$(116)	$(105)
Change in other comprehensive income, net of tax:
Unrealized appreciation of investments, net of tax	2	–	2
Reclassification adjustment for gross gains included in income, net of tax	0	–	0
Change in other comprehensive income, net of tax	2	–	2
Balance at March 31, 2012	$13	$(116)	$(103)

Note 13.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $39 million related to its limited partnership investments at March 31, 2012.  These commitments are split between private equity securities of $17 million, mezzanine debt securities of $10 million, and real estate activities of $12 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $373 million related to its limited partnership investments at March 31, 2012.  These commitments are split between private equity securities of $159 million, mezzanine debt securities of $119 million, and real estate activities of $95 million.  These commitments will be funded as required by the partnership agreements.

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

Note 14.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	March 31, 2012
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 494	$ 7,483	$ –	$ 7,977
Equity securities	26	621	–	647
Trading securities, at fair value	29	2,596	–	2,625
Limited partnerships	204	1,087	–	1,291
Other invested assets	1	19	–	20
Total investments	754	11,806	–	12,560
Cash and cash equivalents	28	171	–	199
Premiums receivable from policyholders	–	1,000	–	1,000
Reinsurance recoverable	–	167	–	167
Deferred income taxes	18	–	–	18
Deferred acquisition costs	–	482	–	482
Other assets	115	291	–	406
Receivables from the Exchange and other affiliates	256	–	(256)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,196	$13,917	$(281)	$14,832
Liabilities
Losses and loss expense reserves	$ –	$3,451	$ –	$3,451
Life policy and deposit contract reserves	–	1,689	–	1,689
Unearned premiums	–	2,196	–	2,196
Deferred income taxes	–	279	–	279
Other liabilities	420	402	(281)	541
Total liabilities	420	8,017	(281)	8,156
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	776	–	–	776
Noncontrolling interest in consolidated entity – Exchange	–	5,900	–	5,900
Total equity	776	5,900	–	6,676
Total liabilities, shareholders’ equity and noncontrolling interest	$1,196	$13,917	$(281)	$14,832

Consolidating Statement of Financial Position

	Erie Insurance Group
	December 31, 2011
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 548	$ 7,292	$ –	$ 7,840
Equity securities	25	564	–	589
Trading securities, at fair value	27	2,308	–	2,335
Limited partnerships	208	1,082	–	1,290
Other invested assets	1	19	–	20
Total investments	809	11,265	–	12,074
Cash and cash equivalents	11	174	–	185
Premiums receivable from policyholders	–	976	–	976
Reinsurance recoverable	–	166	–	166
Deferred income taxes	19	–	–	19
Deferred acquisition costs	–	487	–	487
Other assets	119	322	–	441
Receivables from the Exchange and other affiliates	254	–	(254)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,237	$13,390	$(279)	$14,348
Liabilities
Losses and loss expense reserves	$ –	$ 3,499	$ –	$ 3,499
Life policy and deposit contract reserves	–	1,671	–	1,671
Unearned premiums	–	2,178	–	2,178
Deferred income taxes	–	147	–	147
Other liabilities	456	383	(279)	560
Total liabilities	456	7,878	(279)	8,055
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	781	–	–	781
Noncontrolling interest in consolidated entity – Exchange	–	5,512	–	5,512
Total equity	781	5,512	–	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$1,237	$13,390	$(279)	$14,348

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  EFL accrued interest payable to Indemnity of $0.4 million in each of the three months ended March 31, 2012 and 2011.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
			Three months ended
(in millions)			March 31,
	Percent		2012	2011
Management operations:
Management fee revenue, net	100.0%		$269	$251
Service agreement revenue	100.0%		7	8
Total revenue from management operations			276	259
Cost of management operations	100.0%		230	211
Income from management operations before taxes			46	48

Life insurance operations: (1) (2)
Total revenue	21.6%	(2)	–	10
Total benefits and expenses	21.6%	(2)	–	7
Income from life insurance operations before taxes			–	3

Investment operations:
Net investment income			4	4
Net realized gains on investments			3	1
Net impairment losses recognized in earnings			0	0
Equity in earnings of limited partnerships			1	11
Income from investment operations before taxes			8	16

Income from operations before income taxes			54	67
Provision for income taxes			18	23
Net income			$ 36	$ 44

(1))

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

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
	Three months ended
(in millions)	March 31,
	2012	2011
Management fee received	$ 266	$ 252
Service agreement fee received	7	8
Net investment income received	7	4
Limited partnership distributions	3	5
Increase (decrease) in reimbursements collected from affiliates	0	(8)
Commissions and bonuses paid to agents	(180)	(178)
Salaries and wages paid	(34)	(38)
Pension contribution and employee benefits paid	(27)	(4)
General operating expenses paid	(33)	(35)
Income taxes paid	0	0
Net cash provided by operating activities	9	6
Net cash provided by (used in) investing activities	53	(168)
Net cash used in financing activities	(45)	(62)
Net increase (decrease) in cash and cash equivalents	17	(224)
Cash and cash equivalents at beginning of period	11	310
Cash and cash equivalents at end of period	$ 28	$ 86

Note 15.  Indemnity Capital Stock

Class A and B common stock

Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  During the three months ended March 31, 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $120 million of repurchase authority remaining under this program at March 31, 2012.

Note 16.  Subsequent Events

We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance.  No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing the Erie Insurance Group (“we,” “us,” “our”).  This discussion should be read in conjunction with the historical financial information and the related notes thereto included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2011 contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2012.

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

Risk factors related to the non-controlling interest owned by the Erie Insurance Exchange (“Exchange”), which includes the Property and Casualty Group and Erie Family Life Insurance Company:

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

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements - Note 2, Significant Accounting Policies,” contained within this report for a discussion of adopted and/or pending accounting pronouncements, none of which are expected to have a material impact on our future financial condition, results of operations or cash flows.

OPERATING OVERVIEW

Overview

The Erie Insurance Group represents the consolidated results of Indemnity and the results of its variable interest entity, the Exchange.  The Erie Insurance Group operates predominantly as a property and casualty insurer through its regional insurance carriers that write a broad range of personal and commercial coverages.  Our property and casualty insurance companies include the Exchange and its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”), and Flagship City Insurance Company (“Flagship”).  These entities operate collectively as the “Property and Casualty Group.”  The Erie Insurance Group also operates as a life insurer through the Exchange’s wholly owned subsidiary, Erie Family Life Insurance Company (“EFL”), which underwrites and sells individual and group life insurance policies and fixed annuities (1).

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

The Indemnity shareholder interest in income generally comprises:

•                  a management fee of up to 25% of all property and casualty insurance premiums written or assumed by the Exchange, less the costs associated with the sales, underwriting and issuance of these policies;

•                  a 0% equity interest in the net earnings of EFL after March 31, 2011 (the interest was 21.6% prior to March 31,2011) (1);

•                  net investment income and results on investments that belong to Indemnity; and

•                  other income and expenses, including income taxes, that are the responsibility of Indemnity.

The Exchange’s or the noncontrolling interest in income generally comprises:

•                  a 100% interest in the net underwriting results of the property and casualty insurance operations;

•                  a 100% equity interest in the net earnings of EFL after March 31, 2011 (the interest was 78.4% prior to March 31,2011) (1);

•                  net investment income and results on investments that belong to the Exchange and its subsidiaries, which include EIC, ENY, EPC, Flagship and EFL; and

•                  other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.

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

Results of the Erie Insurance Group’s Operations by Interest (Unaudited)

The following table represents a breakdown of the composition of the income attributable to the Indemnity shareholder interest and the income attributable to the noncontrolling interest (Exchange).  For purposes of this discussion, EFL’s investments are included in the life insurance operations.

(in millions)	Indemnity shareholder interest				Noncontrolling interest (Exchange)				Eliminations of related party transactions		Erie Insurance Group
			Three months ended March 31,				Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	Percent		2012	2011	Percent		2012	2011	2012	2011	2012	2011
Management operations:
Management fee revenue, net	100.0%		$269	$251			$ –	$ –	$(269)	$(251)	$ –	$ –
Service agreement revenue	100.0%		7	8			–	–	–	–	7	8
Total revenue from management operations			276	259			–	–	(269)	(251)	7	8
Cost of management operations	100.0%		230	211			–	–	(230)	(211)	–	–
Income from management operations before taxes			46	48			–	–	(39)	(40)	7	8
Property and casualty insurance operations:
Net premiums earned			–	–	100.0%		1,069	1,014	–	–	1,069	1,014
Losses and loss expenses			–	–	100.0%		692	683	(1)	(1)	691	682
Policy acquisition and underwriting expenses			–	–	100.0%		302	282	(41)	(42)	261	240
Income from property and casualty insurance operations before taxes			–	–			75	49	42	43	117	92
Life insurance operations: (1) (2)
Total revenue	21.6%	(2)	–	10	78.4%	(2)	43	34	0	0	43	44
Total benefits and expenses	21.6%	(2)	–	7	78.4%	(2)	34	24	0	0	34	31
Income from life insurance operations before taxes			–	3			9	10	0	0	9	13
Investment operations:
Net investment income			4	4			83	81	(3)	(3)	84	82
Net realized gains on investments			3	1			293	144	–	–	296	145
Net impairment losses recognized in earnings			0	0			0	0	–	–	0	0
Equity in earnings of limited partnerships			1	11			20	61	–	–	21	72
Income from investment operations before taxes			8	16			396	286	(3)	(3)	401	299
Income from operations before income taxes and noncontrolling interest			54	67			480	345	–	–	534	412
Provision for income taxes			18	23			162	115	–	–	180	138
Net income			$ 36	$ 44			$ 318	$ 230	$ –	$ –	$ 354	$ 274

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

Net income in the first quarter of 2012 benefited from improved results in our investment and property and casualty insurance operations compared to the first quarter of 2011.  Our investment operations were impacted primarily by increased net realized gains on investments, offset somewhat by decreased equity in earnings on limited partnerships.  The Exchange’s property and casualty insurance operation’s experienced a 5.4% increase in earned premium, driven by increases in policies in force and the average premium per policy, and lower catastrophe losses, offset by less favorable development on prior accident year loss reserves compared to the first quarter of 2011.

Reconciliation of Operating Income to Net Income (Unaudited)

We disclose operating income, a non-GAAP financial measure, to enhance our investors’ understanding of our performance related to the Indemnity shareholder interest.  Our method of calculating this measure may differ from those used by other companies, and therefore comparability may be limited.

Indemnity defines operating income as net income excluding realized capital gains and losses, impairment losses and related federal income taxes.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended March 31,
	2012	2011
	(Unaudited)

Operating income attributable to Indemnity	$34	$43
Net realized gains and impairments on investments	3	1
Income tax expense	(1)	0
Realized gains and impairments, net of income taxes	2	1
Net income attributable to Indemnity	$36	$44

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.64	$0.77
Net realized gains and impairments on investments	0.05	0.02
Income tax expense	(0.02)	(0.01)
Realized gains and impairments, net of income taxes	0.03	0.01
Net income attributable to Indemnity	$0.67	$0.78

Summary of Results – Indemnity Shareholder Interest

Net income attributable to Indemnity per share-diluted was $0.67 per share in the first quarter of 2012, compared to $0.78 per share in the first quarter of 2011.  The first quarter 2011 net income per share-diluted amount includes $0.02 per share related to operations sold to the Exchange.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.64 per share in the first quarter of 2012, compared to $0.77 per share in the first quarter of 2011.  The first quarter 2011 operating income per share-diluted amount includes $0.02 per share related to operations sold to the Exchange.

Operating Segments

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.

Management operations

Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for both 2012 and 2011.  Management fee revenue is eliminated upon consolidation.

Property and casualty insurance operations

The property and casualty insurance business is driven by premium growth, the combined ratio and investment returns.  The property and casualty insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity followed by periods of substantial price competition and excess capacity.  The cyclical nature of the insurance industry has a direct impact on the direct written premium of the Property and Casualty Group.

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of over 2,100 independent agencies, with over 9,600 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  Approximately 50% of our premiums are derived from personal auto, 20% from homeowners and 30% from commercial lines.  Pennsylvania, Maryland and Virginia made up 63% of the property and casualty lines insurance business direct written premium in 2011.

Members of the Property and Casualty Group pool their underwriting results under an intercompany pooling agreement.  Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest and ENY retains a 0.5% interest.

The key measure of underwriting profitability traditionally used in the property and casualty insurance industry is the combined ratio, which is expressed as a percentage.  It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of policy acquisition and other underwriting expenses to premiums earned (expense ratio).  When the combined ratio is less than 100%, underwriting results are generally considered profitable; when the combined ratio is greater than 100%, underwriting results are generally considered unprofitable.

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

Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products.  On that basis, for presentation purposes, the life insurance operations segment discussion includes the life insurance related investment results.  However, also for presentation purposes, the segment footnote and in the investment operations segment discussion also include the life insurance investment results as part of the Exchange’s investment results.

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

Our investment operations produced positive results reflecting favorable conditions in the financial markets during the first quarter of 2012.  Net investment income totaled $108 million in the first quarter of 2012, compared to $105 million in first quarter of 2011.  Net realized gains totaled $296 million in the first quarter of 2012, compared to $149 million in the first quarter of 2011, primarily reflecting the significant valuation gains on our common stock portfolio in the first quarter of 2012.  Equity in earnings of limited partnerships totaled $21 million in the first quarter of 2012, compared to $72 million in the first quarter of 2011.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, our first quarter 2012 partnerships earnings reflect the market conditions experienced in the fourth quarter of 2011 and not in the first quarter of 2012.

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

Management Operations

Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation.  A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2012	2011	% Change
	(Unaudited)
Management fee revenue, net	$ 269	$ 251	6.9%
Service agreement revenue	7	8	(9.6)
Total revenue from management operations	276	259	6.4
Cost of management operations	230	211	8.7
Income from management operations –Indemnity (1)	$ 46	$ 48	(3.8)%
Gross margin	16.8%	18.6%	(1.8	)pts.

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

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2012	2011	% Change
	(Unaudited)
Property and Casualty Group direct written premium	$1,078	$1,008	6.9%
Management fee rate	25%	25%
Management fee revenue, gross	$ 270	$ 252	6.9%
Change in allowance for management fee returned on cancelled policies (1)	(1)	(1)	NM
Management fee revenue, net of allowance	$ 269	$ 251	6.9%

NM = not meaningful

(1)        Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 6.9% in the first quarter of 2012, compared to the first quarter of 2011, due to a 2.6% increase in policies in force and a 3.3% increase in the year-over-year average premium per policy for all lines of business.  The policy retention ratio was 90.7% at March 31, 2012, December 31, 2011, and March 31, 2011.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2012 and 2011.  Changes in the management fee rate can affect the segment’s revenue and net income significantly.

Service agreement revenue

Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7 million and $8 million in the first quarters of 2012 and 2011, respectively.  The decrease in service agreement revenue in the first quarter of 2012 resulted from a slight decline in late payment and policy reinstatement fees and a continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying services charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended March 31,
(in millions)	2012	2011	% Change
	(Unaudited)
Commissions	$149	$138	8.4%
Non-commission expense	81	73	9.3
Total cost of management operations	$230	$211	8.7%

Commissions – Commissions increased $11 million in the first quarter of 2012, compared to the first quarter of 2011, primarily as a result of the 6.9% increase in direct written premium of the Property and Casualty Group.  Agent bonuses also increased slightly due to an increase in the profitability component of the bonus as a result of factoring in the most recent year’s underwriting data.

Non-commission expense – Non-commission expense increased $8 million in the first quarter of 2012, compared to the first quarter of 2011.  Personnel costs, the second largest component in the cost of management operations, increased $4 million primarily as a result of increases in salaries and benefits.  Software costs and technology related professional fees increased $2 million and $1 million, respectively.

The gross margin in the first quarter of 2012 was 16.8%, compared to 18.6% in the first quarter of 2011, as a result of expense increases slightly outpacing revenue growth.

Property and Casualty Insurance Operations

The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended March 31,
(dollars in millions)	2012	2011	% Change
	(Unaudited)
Premiums:
Direct written premium	$1,078	$1,008	6.9%
Reinsurance – assumed and ceded	(6)	(4)	(70.6)
Net written premium	1,072	1,004	6.7
Change in unearned premium	3	(10)	NM
Net premiums earned	1,069	1,014	5.4
Losses and loss expenses:
Current accident year, excluding catastrophe losses	686	677	(1.3)
Current accident year catastrophe losses	25	65	(62.0)
Prior accident years, including prior year catastrophe losses	(19)	(59)	67.4
Losses and loss expenses	692	683	1.2
Policy acquisition and other underwriting expenses	302	282	7.3
Total losses and expenses	994	965	3.0
Underwriting income – Exchange (1)	$ 75	$ 49	52.8%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	64.2%	66.8%	(2.6	)pts.
Current accident year catastrophe loss ratio	2.3	6.4	(4.1)
Prior accident year loss ratio, including prior year catastrophe losses	(1.8)	(5.8)	4.0
Total loss and loss expense ratio	64.7	67.4	(2.7)
Policy acquisition and other underwriting expense ratio	28.3	27.8	0.5
Combined ratio	93.0%	95.2%	(2.2	)pts.

NM = not meaningful

(1)          The Exchange retains 100% of the income from the property and casualty insurance operations.

We measure profit or loss from our property and casualty insurance segment based upon its underwriting results, which are represented by net premiums earned less losses and loss expenses and policy acquisition and other underwriting expenses on a pre-tax basis.  The loss and loss expense ratio and combined ratio are key performance indicators that we use to assess business trends and to make comparisons to industry results.  The investment results related to our property and casualty insurance operations are included in our investment operations segment discussion.

Premiums

Direct written premium – Direct written premium of the Property and Casualty Group increased 6.9% to nearly $1.1 billion in the first quarter of 2012, from $1.0 billion in the first quarter of 2011, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 2.6% in the first quarter of 2012 as the result of continuing strong policyholder retention, compared to an increase of 3.2% in the first quarter of 2011.  The year-over-year average premium per policy for all lines of business increased 3.3% at March 31, 2012, compared to an increase of 2.1% at March 31, 2011.  The combined impact of these increases was seen primarily in our renewal business premiums.

Premiums generated from new business increased 16.5% to $129 million in the first quarter of 2012, compared to an increase of 4.2% to $111 million in the first quarter of 2011.  Underlying the trend in new business premiums was an 8.8% increase in new business policies written in the first quarter of 2012, compared to the first quarter of 2011, while the year-over-year average premium per policy on new business increased 5.9% at March 31, 2012, compared to an increase of 4.9% at March 31, 2011.

Premiums generated from renewal business increased 5.8% to $949 million in the first quarter of 2012, compared to an increase of 6.5% to $897 million in the first quarter of 2011.  Underlying the trend in renewal business premiums was an increase in renewal business policies in force of 3.1% in the first quarter of 2012, compared to 3.7% in the first quarter of 2011, and an increase in the renewal business year-over-year average premium per policy of 3.0% at March 31, 2012, compared to 1.7% at March 31, 2011.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.7% at March 31, 2012, December 31, 2011, and March 31, 2011.

Personal lines – Total personal lines premiums written increased 6.3% to $746 million in the first quarter of 2012, from $702 million in the first quarter of 2011, driven by an increase of 2.5% in both the total personal lines policies in force and the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 15.6% in the first quarter of 2012, compared to a decrease of 1.8% in the first quarter of 2011.  Personal lines new business policies written increased 10.2% in the first quarter of 2012, compared to the first quarter of 2011, while the year-over-year average premium per policy on personal lines new business increased 4.7% at March 31, 2012, compared to an increase of 2.2% at March 31, 2011.

•                Private passenger auto new business premiums written increased 13.1% in the first quarter of 2012, compared to a decrease of 3.6% in the first quarter of 2011.  New business policies written for private passenger auto increased 9.1% in the first quarter of 2012, compared to the first quarter of 2011, while the new business year-over-year average premium per policy for private passenger auto increased 2.3% at March 31, 2012, compared to an increase of 2.5% at March 31, 2011.

•                Homeowners new business premiums written increased 20.9% in the first quarter of 2012, compared to a decrease of 1.2% in the first quarter of 2011.  New business policies written for homeowners increased 11.8% in the first quarter of 2012, compared to the first quarter of 2011.  The new business year-over-year average premium per policy for homeowners increased 6.7% at March 31, 2012, compared to an increase of 2.7% at March 31, 2011.

Renewal premiums written on personal lines increased 5.2% in the first quarter of 2012, compared to 6.7% in the first quarter of 2011, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 2.2% at March 31, 2012, compared to 2.7% at March 31, 2011.  The personal lines year-over-year policy retention ratio was 91.4% at March 31, 2012, and 91.5% at December 31, 2011 and March 31, 2011.

•                Private passenger auto renewal premiums written increased 2.7% in the first quarter of 2012, compared to 4.9% in the first quarter of 2011.  The year-over-year average premium per policy on private passenger auto renewal business increased 0.3% at March 31, 2012, compared to 2.4% at March 31, 2011.  The private passenger auto year-over-year policy retention ratio was 91.7% at March 31, 2012, 91.6% at December 31, 2011, and 91.7% at March 31, 2011.

•                Homeowners renewal premiums written increased 11.2% in the first quarter of 2012, compared to 11.3% in the first quarter of 2011.  The year-over-year average premium per policy on homeowners renewal business increased 7.4% at March 31, 2012, compared to 5.5% at March 31, 2011.  The homeowners year-over-year policyholder retention ratio was 90.9% at March 31, 2012, and 91.0% at December 31, 2011 and March 31, 2011.

Commercial lines – Total commercial lines premiums written increased 8.6% to $332 million in the first quarter of 2012, from $306 million in the first quarter of 2011, driven by a 3.6% increase in the total commercial lines policies in force and a 5.0% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 18.3% in the first quarter of 2012, compared to 15.9% in the first quarter of 2011.  Commercial lines new business policies written increased 3.3% in the first quarter of 2012, compared to the first quarter of 2011, while the year-over-year average premium per policy on commercial lines new business increased 7.2% at March 31, 2012, compared to 6.0% at March 31, 2011.

Renewal premiums for commercial lines increased 7.0% in the first quarter of 2012, compared to an increase of 6.2% in the first quarter of 2011, driven by increases in average premium per policy and steady policy retention trends.  The combined impact of these increases was seen primarily in the commercial multi-peril and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 4.4% at March 31, 2012, compared to a decrease of 1.2% at March 31, 2011.  The year-over-year policy retention ratio for commercial lines was 85.9% at March 31, 2012, 85.5% at December 31, 2011, and 85.8% at March 31, 2011.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group.  At March 31, 2012, we had over 2,100 agencies with over 9,600 licensed property and casualty representatives.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee.  Our continued focus on underwriting discipline and the maturing of our pricing sophistication models have contributed to the Property and Casualty Group’s growth in new policies in force and steady policy retention ratios.  We expect our pricing actions to result in a net increase in direct written premium in 2012, however, exposure reductions and/or changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may reduce coverages.

Losses and loss expenses

Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 64.2% in the first quarter of 2012, compared to 66.8% in the first quarter of 2011.  This decline was driven primarily by a lower volume of claims resulting from mild winter weather in the first quarter of 2012, compared to the first quarter of 2011 which was impacted by more non-catastrophe weather related claims.

Current accident year catastrophe losses – Catastrophic events, destructive weather patterns, or changes in climate conditions are an inherent risk of the property and casualty insurance business and can have a material impact on our property and casualty insurance underwriting results.  In addressing this risk, we employ what we believe are reasonable underwriting standards and monitor our exposure by geographic region.  The Property and Casualty Group’s definition of catastrophes includes those weather related or other loss events that we consider significant to our geographic footprint which, individually or in the aggregate, may not reach the level of a national catastrophe as defined by the Property Claim Service (“PCS”).  The Property and Casualty Group maintains property catastrophe reinsurance coverage from unaffiliated reinsurers to mitigate future potential catastrophe loss exposures and no longer participates in the voluntary assumed reinsurance business, which lowers the variability of the Property and Casualty Group’s underwriting results.

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $25 million in the first quarter of 2012, compared to $65 million in the first quarter of 2011, and contributed 2.3 points and 6.4 points to the loss ratios at March 31, 2012 and 2011, respectively.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended March 31,
(in millions)	2012	2011
	(Unaudited)
Direct business including salvage and subrogation	$(20)	$(61)
Assumed reinsurance business	3	3
Ceded reinsurance business	(2)	(1)
Total prior year loss development	$(19)	$(59)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the first quarter of 2012, the Property and Casualty Group experienced favorable development of prior accident year loss reserves, including the effects of reserves for prior accident year catastrophe losses and salvage and subrogation recoveries, which improved the combined ratio by 1.8 points, compared to 5.8 points in the first quarter of 2011.  The favorable development in the first quarter of 2012 was primarily driven by better than expected trends on liability claims in the personal auto and homeowners lines of business and better than expected trends on liability and property claims in the commercial multi-peril line of business, offset somewhat by adverse development in the workers compensation line of business driven by increased severity trends.  The favorable development in the first quarter of 2011 was primarily driven by improved annual claim cost expectations on massive injury lifetime medical benefits and the closing of one massive injury lifetime medical claim in the personal auto line of business, and better than expected severity trends on liability claims in the commercial multi-peril and homeowners lines of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development of prior accident year loss reserves on its assumed reinsurance business totaling $3 million in both the first quarters of 2012 and 2011.  The adverse development in both periods was due to growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserves increased $2 million, which is reflected as favorable development of prior accident year loss reserves, compared to an increase of $1 million in the first quarter of 2011.  Ceded reinsurance reserves primarily relate to the pre-1986 automobile massive injury claims.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio increased 0.5 points to 28.3%, in the first quarter of 2012, compared to 27.8% in the first quarter of 2011, primarily due to a decrease in the amount of policy acquisition expenses deferred under the new accounting guidance effective in 2012.  The management fee rate was 25% for the periods ending March 31, 2012 and 2011.

Life Insurance Operations

EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended March 31,
(in millions)	2012	2011	% Change
	(Unaudited)
Individual life premiums, net of reinsurance	$17	$15	8.8%
Group life and other premiums	1	1	1.8
Other revenue	1	1	(6.5)
Total net policy revenue	19	17	8.2
Net investment income	24	23	2.3
Net realized gains on investments	0	4	(80.8)
Impairment losses recognized in earnings	0	0	NM
Equity in (losses) earnings of limited partnerships	0	0	NM
Total revenues	43	44	(4.3)
Benefits and other changes in policy reserves	25	24	5.4
Amortization of deferred policy acquisition costs	3	3	(15.2)
Other operating expenses	6	4	49.4
Total benefits and expenses	34	31	8.5
Income before income taxes	$ 9	$ 13	(34.8)%
Income before taxes – Indemnity (1)	$ –	$ 3
Income before taxes – Exchange (1)	$ 9	$10

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

Policy revenue

Gross policy revenues increased 4.3% to $28 million in the first quarter 2012, compared to $26 million in the first quarter of 2011.  EFL reinsures a large portion of its traditional products in order to reduce claims volatility.  With the introduction of its new life products, effective June 1, 2011, EFL reinsures new individual life business amounts in excess of its $1 million per life retention limit.  Previously, EFL reinsured 75% of its risk on new term business.  Ceded reinsurance premiums totaled $10 million in both the first quarter of 2012 and 2011.

Premiums received on annuity and universal life products totaled $20 million in the first quarter of 2012, compared to $24 million in the first quarter of 2011.  Of this amount, annuity and universal life premiums, which are recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $16 million and $21 million in the first quarters of 2012 and 2011, respectively.

Investment revenue

EFL experienced a decrease in net realized gains on investments in the first quarter of 2012 due to lower levels of bond calls and sale activity, offset by a slight increase in net investment income compared to the first quarter of 2011.  See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses

The first quarter of 2012 benefits and other changes in policy reserves were impacted by an increase in death benefits and interest on annuity deposits, compared to the first quarter of 2011.  Other operating expenses increased due to a decrease in the amount of policy acquisition expenses deferred under the new accounting guidance effective in 2012 and lower ceding commissions.

Investment Operations

The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2012	2011	% Change
Indemnity	(Unaudited)
Net investment income	$ 4	$ 4	3.8%
Net realized gains on investments	3	1	NM
Net impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	1	11	(89.8%)
Net revenue from investment operations – Indemnity	$ 8	$ 16	(48.5%)
Exchange
Net investment income	$107	$104	2.5%
Net realized gains on investments	293	148	97.3%
Net impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	20	61	(67.5%)
Net revenue from investment operations – Exchange (1)	$420	$313	34.3%

NM = not meaningful

(1)          The Exchange’s investment results for the first quarter of 2012 and 2011 include net investment revenues from EFL’s operations of $24 million and $27 million, respectively.

Net investment income

Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios. Indemnity’s net investment income was unchanged in the first quarter of 2012, compared to the first quarter of 2011, while the Exchange’s net investment income increased $3 million during the same period due to higher invested balances.

Net realized gains on investments

Indemnity generated net realized gains of $3 million in the first quarter of 2012, compared to gains of $1 million in the first quarter of 2011.  The Exchange generated net realized gains of $293 million in the first quarter of 2012, compared to gains of $148 million in the same period in 2011.  The realized gains generated in the first quarter of 2012 for Indemnity and the Exchange were primarily due to increases in the valuation on their common stock portfolios.

Net impairment losses recognized in earnings

There were no net impairment losses recognized in earnings for Indemnity in the first quarter of 2012 and 2011, while net impairment losses for the Exchange totaled $0.1 million in the first quarter of 2012 and there were no impairments in the first quarter of 2011.

Equity in earnings of limited partnerships

Indemnity’s equity in earnings of limited partnerships decreased $10 million in the first quarter of 2012, compared to the first quarter of 2011, while the Exchange’s equity in earnings of limited partnerships decreased $41 million during the same period.  The results were due to lower earnings from the private equity and real estate sectors.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2012	2011
Indemnity	(Unaudited)
Securities sold:
Fixed maturities	$ 0	$ 0
Preferred stock equity securities	0	1
Common stock equity securities	1	1
Common stock valuation adjustments	2	(1)
Total net realized gains – Indemnity (1)	$ 3	$ 1
Exchange
Securities sold:
Fixed maturities	$ 6	$ 13
Preferred stock equity securities	1	5
Common stock equity securities	29	48
Common stock valuation adjustments	257	82
Total net realized gains – Exchange (1) (2)	$293	$148

(1)          See Item 1. “Financial Statements – Note 7, Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)          The Exchange’s results for the first quarter of 2012 and 2011 include net realized gains from EFL’s operations of $0 million and $4 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2012	2011	% Change
Indemnity	(Unaudited)
Private equity	$ 1	$ 7	(76.1%)
Mezzanine debt	2	2	(8.3%)
Real estate	(2)	2	NM
Total equity in earnings of limited partnerships – Indemnity	$ 1	$11	(89.8%)
Exchange
Private equity	$14	$40	(64.0%)
Mezzanine debt	10	8	11.3%
Real estate	(4)	13	NM
Total equity in earnings of limited partnerships – Exchange (1)	$20	$61	(67.5%)

NM = not meaningful

(1)    The Exchange’s results include equity in earnings (losses) of limited partnerships from EFL of $(0.4) million for the first quarter of 2012 and $0.4 million for the first quarter of 2011.

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt and real estate partnerships.  Valuation adjustments are recorded to reflect the fair value of limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.

We experienced a decrease in earnings as a result of less favorable performance in our private equity and real estate limited partnerships in the first quarter of 2012, compared to the first quarter of 2011.  Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2012 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2011 and not in the first quarter of 2012.

FINANCIAL CONDITION

Investments

Our investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns.  Investments are managed on a total return approach that focuses on current income and capital appreciation.  Our investment strategy also provides for liquidity to meet our short- and long-term commitments.

Distribution of investments

	Erie Insurance Group
(in millions)	Carrying value at March 31,		Carrying value at December 31,
	2012	% to total	2011	% to total
Indemnity	(Unaudited)
Fixed maturities	$ 494	65%	$ 548	68%
Equity securities:
Preferred stock	26	3	25	3
Common stock	29	4	27	4
Limited partnerships:
Private equity	82	11	82	10
Mezzanine debt	34	5	35	4
Real estate	88	12	91	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$ 754	100%	$ 809	100%
Exchange
Fixed maturities	$ 7,483	64%	$ 7,292	65%
Equity securities:
Preferred stock	621	5	564	5
Common stock	2,596	22	2,308	21
Limited partnerships:
Private equity	507	4	495	4
Mezzanine debt	197	2	201	2
Real estate	383	3	386	3
Life policy loans	15	0	15	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$11,806	100%	$11,265	100%
Total investments – Erie Insurance Group	$12,560		$12,074

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

Fixed maturities

Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $217 million, or 44%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 18%, of the fixed maturity portfolio for the Exchange at March 31, 2012.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.  Although some of our municipal holdings are insured, the underlying insurance does not improve the overall credit rating.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $9 million at March 31, 2012, compared to $8 million at December 31, 2011.  At March 31, 2012, the Exchange had net unrealized gains on fixed maturities of $354 million, compared to net unrealized gains of $301 million at December 31, 2011.

The following table presents a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (1)
	At March 31, 2012
(in millions)	(Unaudited)
					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Communications	$ 0	$ 0	$ 13	$ 7	$ 0	$ 20
Consumer	0	0	17	11	0	28
Energy	0	0	0	18	0	18
Financial	0	43	46	37	0	126
Government-municipal	95	89	24	9	0	217
Industrial	0	4	7	5	0	16
Structured securities (2)	15	0	0	4	0	19
Technology	0	0	8	15	0	23
Utilities	0	0	0	27	0	27
Total – Indemnity	$110	$ 136	$ 115	$ 133	$ 0	$ 494
Exchange
Basic materials	$ 0	$ 0	$ 50	$ 191	$ 5	$ 246
Communications	0	0	215	304	23	542
Consumer	0	30	283	438	24	775
Diversified	0	0	22	0	0	22
Energy	16	12	125	398	33	584
Financial	1	332	1,153	866	156	2,508
Foreign government	0	0	16	0	0	16
Funds	0	0	0	6	0	6
Government-municipal	400	768	161	30	2	1,361
Government sponsored entity	0	14	0	0	0	14
Industrial	0	6	79	205	18	308
Structured securities (2)	55	263	29	26	2	375
Technology	0	0	38	99	0	137
U.S. Treasury	0	6	0	0	0	6
Utilities	0	0	100	432	51	583
Total – Exchange	$472	$1,431	$2,271	$2,995	$314	$7,483

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

Equity securities

Our equity securities consist of common stock and nonredeemable preferred stock.  Investment characteristics of common stock and non-redeemable preferred stock differ substantially from one another.  Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	March 31, 2012		December 31, 2011
	(Unaudited)
	Preferred	Common	Preferred	Common
Industry sector	stock	stock	stock	stock
Indemnity
Communications	$ 1	$ 2	$ 1	$ 2
Consumer	0	16	0	15
Diversified	0	1	0	1
Energy	0	1	0	1
Financial	12	5	11	4
Industrial	0	3	0	3
Technology	3	1	3	1
Utilities	10	0	10	0
Total – Indemnity	$ 26	$ 29	$ 25	$ 27
Exchange
Basic materials	$ 0	$ 90	$ 0	$ 72
Communications	9	175	9	168
Consumer	6	836	5	763
Diversified	0	21	0	18
Energy	0	198	0	203
Financial	462	410	408	340
Funds	0	116	0	105
Government	0	0	0	0
Industrial	0	397	0	350
Technology	14	313	15	246
Utilities	130	40	127	43
Total – Exchange	$621	$2,596	$564	$2,308

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At March 31, 2012, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes, amounted to $1 million for Indemnity and $39 million for the Exchange, compared to $1 million for Indemnity and $21 million for the Exchange at December 31, 2011.

Our common stock portfolio is classified as a trading portfolio and is measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships

In the first quarter of 2012, investments in limited partnerships remained relatively flat from the investment levels at December 31, 2011.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the first quarter of 2012 reflect the partnership activity experienced in the fourth quarter of 2011.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At March 31,	At December 31,
	2012	2011
Indemnity	(Unaudited)
Private equity	$ 82	$ 82
Mezzanine debt	34	35
Real estate	88	91
Total limited partnerships – Indemnity	$ 204	$ 208
Exchange
Private equity	$ 507	$ 495
Mezzanine debt	197	201
Real estate	383	386
Total limited partnerships – Exchange	$1,087	$1,082

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

The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts include unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs with costs significantly different from those seen in the past, and claims patterns on current business that differ significantly from historical claims patterns.

Loss and loss expense reserves are presented on the Consolidated Statements of Financial Position on a gross basis.  The following table represents the direct and assumed loss and loss expense reserves by major line of business for our property and casualty insurance operations.  The reinsurance recoverable amount represents the related ceded amounts which results in the net liability attributable to the Property and Casualty Group.

	Property and Casualty Group
	At March 31,	At December 31,
(in millions)	2012	2011
	(Unaudited)
Gross reserve liability (1):
Personal auto	$1,062	$1,093
Automobile massive injury	349	356
Homeowners	313	313
Workers compensation	475	461
Workers compensation massive injury	99	99
Commercial auto	316	303
Commercial multi-peril	568	565
All other lines of business	269	309
Gross reserves	3,451	3,499
Reinsurance recoverable	150	151
Net reserve liability – Exchange	$3,301	$3,348

(1)       Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $85 million at March 31, 2012 and $84 million at December 31, 2011.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 282 claimants requiring lifetime medical care, of which 114 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $309 million at March 31, 2012, which is net of $139 million of anticipated reinsurance recoverables, compared to $315 million at December 31, 2011, which is net of $140 million of anticipated reinsurance recoverables.  The slight decrease in the pre-1986 automobile massive injury reserves at March 31, 2012, compared to December 31, 2011, was primarily due to claimant aging, while the workers compensation massive injury reserves remained flat.

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

Cash flow activities – Erie Insurance Group

The following table provides condensed consolidated cash flow information for the three months ended March 31:

(in millions)	Erie Insurance Group
	2012	2011
Net cash provided by operating activities	$ 72	$ 92
Net cash used in investing activities	(22)	(254)
Net cash used in financing activities	(36)	(57)
Net increase (decrease) in cash and cash equivalents	$ 14	$(219)

Net cash provided by operating activities totaled $72 million and $92 million in the first quarters of 2012 and 2011, respectively.  Decreased cash from operating activities in the first quarter of 2012 was primarily driven by an increase in income taxes, losses and loss expenses, and other underwriting and acquisition costs paid combined with a decrease in limited partnership distributions, compared to the first quarter of 2011.  Offsetting this decrease was an increase in the premiums collected by the Exchange, driven by the increase in premiums written, and an increase in net investment income received.

At March 31, 2012, we recorded a net deferred tax asset of $18 million related to Indemnity and a net deferred tax liability of $279 million related to the Exchange.  There was no valuation allowance at March 31, 2012.

Net cash used in investing activities totaled $22 million and $254 million in the first quarters of 2012 and 2011, respectively.  The first quarter 2012 investing activities included decreased cash used to purchase certain fixed maturities and common stocks, offset somewhat by decreased cash generated from the sale of other common stocks and fixed maturities, compared to the first quarter of 2011.  At March 31, 2012, we had contractual commitments to invest up to $412 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $176 million, mezzanine debt securities was $129 million, and real estate activities was $107 million.

For a discussion of net cash used in financing activities, see the following “Cash flow activities – Indemnity,” for the primary drivers of financing cash flows related to Indemnity.

Cash flow activities – Indemnity

The following table is a summary of cash flows for Indemnity for the three months ended March 31:

(in millions)	Indemnity Shareholder Interest
	2012	2011
Net cash provided by operating activities	$ 9	$ 6
Net cash provided by (used in) investing activities	53	(168)
Net cash used in financing activities	(45)	(62)
Net increase (decrease) in cash and cash equivalents	$ 17	$(224)

See Item 1. “Financial Statements - Note 14, Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities increased to $9 million in the first quarter of 2012, compared to $6 million in the first quarter of 2011.  Increased cash from operating activities in the first quarter of 2012 was primarily due to an increase in management fee revenue received and an increase in reimbursements collected from affiliates, offset by an increase in the pension contribution and employee benefits paid. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $180 million in the first quarter of 2012, compared to $178 million in the first quarter of 2011, as a result of an increase in cash paid for agent commissions.  Indemnity made a contribution to its pension plan for $16 million in January 2012.  In 2011, Indemnity’s pension contribution was made in the third quarter.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 60% of the net periodic benefit cost of the pension plan from its affiliates.

At March 31, 2012, Indemnity recorded a net deferred tax asset of $18 million.  There was no valuation allowance at March 31, 2012.  Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash provided by Indemnity’s investing activities totaled $53 million in the first quarter of 2012, compared to cash used of $168 million in the first quarter of 2011.  Indemnity’s first quarter 2012 investing activities included decreased cash used to purchase certain fixed maturities and increased cash generated from other fixed maturity calls/maturities, compared to the first quarter of 2011.  Also impacting Indemnity future investing activities are limited partnership commitments, which totaled $39 million at March 31, 2012, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $17 million, mezzanine debt securities was $10 million, and real estate activities was $12 million.

In the first quarter of 2011, Indemnity received cash consideration from the Exchange of $82 million as a result of the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, which was based upon an estimated purchase price.  Final settlement of this transaction was made on April 25, 2011 for a final purchase price of $82 million.  Net after-tax cash proceeds to Indemnity from this sale were $58 million.  Also in the first quarter of 2011, Indemnity paid $8 million to the Exchange as final settlement of the sale of Indemnity’s wholly owned property and casualty insurance subsidiaries, EIC, ENY and EPC, to the Exchange on December 31, 2010, which was based upon the final purchase price.

Net cash used in Indemnity’s financing activities totaled $45 million in the first quarter of 2012, compared to $62 million in the first quarter of 2011.  The decrease in cash used in financing activities in the first quarter of 2012 was primarily driven by a decrease in the cash outlay for the purchase of treasury stock.  Indemnity repurchased 0.2 million shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $18 million in the first quarter of 2012.  In the first quarter of 2011, shares repurchased under this program totaled 0.5 million at a total cost of $36 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $120 million of repurchase authority remaining under this program at March 31, 2012.

In January 2012, Indemnity also purchased 669 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $50,724, or $75.82 per share, to settle a payment due to a retired senior vice president under our long-term incentive plan.  These shares were delivered to the plan participant in January 2012.

Dividends paid to shareholders totaled $27 million in the first quarter of 2012, compared to $26 million in the first quarter of 2011.  Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.3% for 2012, compared to 2011.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Capital Outlook

We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity

Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $28 million at March 31, 2012, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $437 million at March 31, 2012.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at March 31, 2012.  At March 31, 2012, bonds with fair values of $112 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at March 31, 2012.

Exchange

Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $171 million at March 31, 2012, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $10.1 billion at March 31, 2012.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at March 31, 2012.  At March 31, 2012, bonds with fair values of $328 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at March 31, 2012.

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

Surplus Notes

Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  EFL accrued interest payable to Indemnity on the surplus note of $0.4 million through March 31, 2012 and 2011.  Interest payments are scheduled to be paid semi-annually.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  EFL accrued interest payable to the Exchange on the surplus note of $0.3 million through March 31, 2012 and 2011.  Interest payments are scheduled to be paid semi-annually.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to the property and casualty insurance loss and loss expense reserves, life insurance and annuity policy reserves, investment valuation, deferred acquisition costs related to life insurance and investment-type contracts, deferred taxes and retirement benefit plans.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2011 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2012.  See Item 1. “Financial Statements - Note 6, Fair Value,” contained within this report for additional information on our valuation of investments.

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

We continually assess whether or not an active market exists for all of our investments and as of each reporting date re-evaluate the classification in the fair value hierarchy.  All assets carried at fair value are classified and disclosed in one of the following three categories:

•                  Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•                  Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 – Unobservable inputs for the asset or liability.

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

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants.  Securities are assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace.  Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions.  Fair value for these securities are generally determined using comparable securities or non-binding broker quotes received from outside broker dealers based upon security type and market conditions.  Remaining securities, where a price is not available, are valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors.  This category primarily consists of certain private preferred stock and bond securities as well as collateralized debt and loan obligations.

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

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service.  The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Pricing service valuations for Level 3 securities are based upon proprietary models and are used when observable inputs are not available in illiquid markets.  In limited circumstances we adjust the price received from the pricing service when, in our judgment, a better reflection of fair value is available based upon corroborating information and our knowledge and monitoring of market conditions such as a disparity in price of comparable securities and/or non-binding broker quotes.  In other circumstances, certain securities are internally priced because prices are not provided by the pricing service.

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

Deferred Acquisition Costs Related to Life Insurance and Investment-Type Contracts

Acquisition costs that vary with and relate to the production of life insurance and investment-type contracts are deferred.  Deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition.  As a result of new accounting guidance effective in 2012, these costs are limited to the successful acquisition of new and renewal contracts.  Such costs consist principally of commissions, premium taxes and policy issuance expenses.  The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share.  The amount of acquisition costs capitalized during the quarter ended March 31, 2012 related to life insurance and investment-type contracts totaled $3.7 million.  The amount of acquisition costs that would have been capitalized during the quarter ended March 31, 2012 using the previous policy totaled $4.2 million.

DAC on life insurance and investment-type contracts are amortized in proportion to gross premiums, gross margins or gross profits, depending on the type of contract.  DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves.  These assumptions are not revised after policy issuance unless the DAC balance is deemed to be unrecoverable from future expected profits.  In any period where the actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.

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

DAC is periodically reviewed for recoverability.  For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.  For universal life products and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.  There were no impairments to DAC in the first quarter of 2012 or 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2011 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2012.  There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2012.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended March 31, 2012:

				Approximate
(dollars in millions, except per				Dollar Value
share data)			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
January 1 – 31, 2012	77,709	$75.61	77,040	$132
February 1 – 29, 2012	71,573	77.73	71,573	126
March 1 – 31, 2012	78,946	76.75	78,946	120
Total	228,228		227,559

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

The month of January 2012 includes repurchases of 669 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $50,724, or $75.82 per share, to settle a payment due to a retired senior vice president under our long-term incentive plan.  These shares were delivered to the plan participant in January 2012.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	First Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2009) dated March 27, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: May 3, 2012	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

	By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO