Form 10-Q
period 2012-06-30
ERIE INDEMNITY CO
filed 2012-08-02
CIK 922621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes        No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 47,218,017 at July 19, 2012.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,544 at July 19, 2012.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Premiums earned	$ 1,109	$ 1,047	$ 2,196	$ 2,077
Net investment income	113	113	221	218
Net realized investment (losses) gains	(107)	39	189	188
Net impairment losses recognized in earnings	0	0	0	0
Equity in earnings of limited partnerships	37	38	58	110
Other income	8	8	16	17
Total revenues	1,160	1,245	2,680	2,610
Benefits and expenses
Insurance losses and loss expenses	943	1,170	1,659	1,876
Policy acquisition and underwriting expenses	287	249	557	496
Total benefits and expenses	1,230	1,419	2,216	2,372
(Loss) income from operations before income taxes and noncontrolling interest	(70)	(174)	464	238
Provision for income taxes	(32)	(67)	148	71
Net (loss) income	$ (38)	$ (107)	$ 316	$ 167

Less: Net (loss) income attributable to noncontrolling interest in consolidated entity – Exchange	(81)	(159)	237	71

Net income attributable to Indemnity	$ 43	$ 52	$ 79	$ 96

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$ 0.90	$ 1.05	$ 1.65	$ 1.93
Class A common stock – diluted	$ 0.80	$ 0.94	$ 1.47	$ 1.72
Class B common stock – basic and diluted	$134.78	$158.33	$248.55	$291.07

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	47,492,305	49,250,061	47,619,852	49,518,069
Class B common stock	2,544	2,546	2,545	2,546

Weighted average shares outstanding attributable to Indemnity– Diluted
Class A common stock	53,677,848	55,436,976	53,807,795	55,704,984
Class B common stock	2,544	2,546	2,545	2,546

Dividends declared per share
Class A common stock	$ 0.5525	$ 0.515	$ 1.105	$ 1.03
Class B common stock	$82.8750	$77.250	$165.750	$154.50

See accompanying notes to Consolidated Financial Statements.  See Note 14. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net (loss) income	$(38)	$(107)	$316	$167

Other comprehensive income
Change in unrealized holding gains on investments, net of tax expense of $12, $22, $53 and $26, respectively	21	40	98	48
Reclassification adjustment for gross gains included in net income, net of tax expense of $6, $12, $8 and $19, respectively	(9)	(23)	(14)	(35)
Other comprehensive income	12	17	84	13

Unrealized gains transferred to noncontrolling interest on sale of life affiliate, net of tax expense of $0, $0, $0 and $4, respectively	–	–	–	9
Comprehensive (loss) income	(26)	(90)	400	189
Less: Comprehensive (loss) income attributable to noncontrolling interest in consolidated entity – Exchange	(69)	(142)	319	94
Total comprehensive income – Indemnity	$ 43	$ 52	$ 81	$ 95

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in millions, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $495 and $535, respectively)	$ 510	$ 548
Equity securities (cost of $24 and $24, respectively)	26	25
Trading securities, at fair value (cost of $24 and $23, respectively)	28	27
Limited partnerships (cost of $179 and $185, respectively)	199	208
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,995 and $6,829, respectively)	7,569	7,292
Equity securities (cost of $546 and $531, respectively)	605	564
Trading securities, at fair value (cost of $2,050 and $2,021, respectively)	2,490	2,308
Limited partnerships (cost of $1,003 and $1,003, respectively)	1,083	1,082
Other invested assets	19	19
Total investments	12,530	12,074

Cash and cash equivalents (Exchange portion of $227 and $174, respectively)	240	185
Premiums receivable from policyholders – Exchange	1,073	976
Reinsurance recoverable – Exchange	168	166
Deferred income taxes – Indemnity	21	19
Deferred acquisition costs – Exchange	500	487
Other assets (Exchange portion of $395 and $322, respectively)	510	441
Total assets	$15,042	$14,348

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$ 447	$ 455
Exchange liabilities
Losses and loss expense reserves	3,613	3,499
Life policy and deposit contract reserves	1,706	1,671
Unearned premiums	2,331	2,178
Deferred income taxes	235	147
Other liabilities	113	105
Total liabilities	8,445	8,055

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,294,400 and 68,289,600 shares issued, respectively; 47,283,566 and 47,861,842 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,544 and 2,546 shares authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(103)	(105)
Retained earnings	1,920	1,894
Total contributed capital and retained earnings	1,835	1,807
Treasury stock, at cost, 21,010,834 and 20,427,758 shares, respectively	(1,069)	(1,026)
Total Indemnity shareholders’ equity	766	781

Noncontrolling interest in consolidated entity – Exchange	5,831	5,512
Total equity	6,597	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$15,042	$14,348

See accompanying notes to Consolidated Financial Statements.  See Note 14. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Premiums collected	$ 2,253	$ 2,115
Net investment income received	233	224
Limited partnership distributions	54	67
Service agreement fee received	15	17
Commissions and bonuses paid to agents	(320)	(313)
Losses paid	(1,267)	(1,409)
Loss expenses paid	(232)	(214)
Other underwriting and acquisition costs paid	(318)	(274)
Income taxes paid	(227)	(13)
Net cash provided by operating activities	191	200

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(983)	(1,159)
Preferred stock	(82)	(71)
Common stock	(518)	(823)
Limited partnerships	(42)	(69)
Sales/maturities of investments:
Fixed maturity sales	338	398
Fixed maturity calls/maturities	567	474
Preferred stock	67	53
Common stock	503	739
Sale of and returns on limited partnerships	112	57
Net (purchase) disposal of property and equipment	(20)	3
Net collections on agent loans	1	1
Net cash used in investing activities	(57)	(397)

Cash flows from financing activities
Annuity deposits and interest	49	51
Annuity surrenders and withdrawals	(37)	(40)
Universal life deposits and interest	11	18
Universal life surrenders	(5)	(11)
Purchase of treasury stock	(44)	(90)
Dividends paid to shareholders	(53)	(52)
Net cash used in financing activities	(79)	(124)

Net increase (decrease) in cash and cash equivalents	55	(321)
Cash and cash equivalents at beginning of period	185	430
Cash and cash equivalents at end of period	$ 240	$ 109

See accompanying notes to Consolidated Financial Statements. See Note 14. “Indemnity Supplemental Information,” for supplemental cash flow information.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.

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

Adopted accounting pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The amendments in this guidance specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred.  These costs must be directly related to underwriting, policy issuance and processing, medical and inspection reports and sales force contract selling.  The amendments also specify that advertising costs are only included as deferred acquisition costs if the direct-response advertising criteria are met.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011.  We have elected to prospectively adopt this guidance.  The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share.  Acquisition costs capitalized during the three and six months ended June 30, 2012 totaled $192 million and $364 million, respectively.  Acquisition costs that would have been capitalized during the three and six months ended June 30, 2012 using the previous method of capitalization totaled $197 million and $374 million, respectively.  Included in this note below is our updated accounting policy under the caption “Deferred acquisition costs”.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements.  This guidance changes the description of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and certain other changes to converge with the fair value guidance of the International Accounting Standards Board (“IASB”).  The amendments in this guidance detail the requirements specific to measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments also clarify that a reporting entity should disclose quantitative information about the significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this new guidance did not have a material impact on our consolidated financial statements. The additional disclosures required by this guidance have been included in Note 6. “Fair Value”.

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

Deferred acquisition costs

Acquisition costs that vary with and relate to the successful production of insurance and investment-type contracts are deferred.  Beginning in 2012, deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition and are limited to the successful acquisition of new and renewal contracts.  Such costs consist principally of commissions, premium taxes and policy issuance expenses.

Property and casualty insurance – DAC related to property and casualty insurance contracts are primarily composed of commissions, premium taxes and certain underwriting expenses. These costs are amortized on a pro rata basis over the applicable policy term.  We consider investment income in determining if a premium deficiency exists, and if so, it would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency.  If the premium deficiency would be greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency.

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

Note 3.  Earnings Per Share

Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1.  Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares and the effect of potentially dilutive outstanding employee stock-based awards and awards vested and not yet vested related to the outside directors’ stock compensation plan.  In the first quarter of 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  See Note 15. “Indemnity Capital Stock”.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions,	Three months ended June 30,
except per share data)	2012			2011
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$43	47,492,305	$ 0.90	$52	49,250,061	$ 1.05
Dilutive effect of stock-based awards	0	79,943	–	0	76,515	–
Assumed conversion of Class B shares	0	6,105,600	–	0	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders
on Class A equivalent shares	$43	53,677,848	$ 0.80	$52	55,436,976	$ 0.94
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 0	2,544	$134.78	$ 0	2,546	$158.33

	Indemnity Shareholder Interest
(dollars in millions,	Six months ended June 30,
except per share data)	2012			2011
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$78	47,619,852	$ 1.65	$95	49,518,069	$ 1.93
Dilutive effect of stock-based awards	0	79,943	–	0	76,515	–
Assumed conversion of Class B shares	1	6,108,000	–	1	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders
on Class A equivalent shares	$79	53,807,795	$ 1.47	$96	55,704,984	$ 1.72
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 1	2,545	$248.55	$ 1	2,546	$291.07

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

Indemnity has not provided financial or other support to the Exchange for the reporting periods presented.  At June 30, 2012, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

Note 5. Segment Information

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.  Accounting policies for segments are the same as those described in the summary of significant accounting policies.  See Item 8. “Financial Statements and Supplementary Data, Note 2. Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.  Assets are not allocated to the segments but rather are reviewed in total for purposes of decision-making.  No single customer or agent provides 10% or more of revenues.

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

Additionally, the second quarter and six months ended June 30, 2012 included an adjustment that reduced commission expense by $6 million.  This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  If these amounts had been correctly recorded, Indemnity’s commission expense would have been lower by $0.5 million and $0.7 million, for the years ended December 31, 2011 and 2010, respectively.

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

Life insurance operations

Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the second quarters of 2012 and 2011, investment activities on life insurance related assets generated revenues of $28 million and $27 million, respectively, resulting in EFL reporting income before income taxes of $13 million and $12 million, respectively, before intercompany eliminations.  For the six months ended June 30, 2012 and 2011, investment activities on life insurance related assets generated revenues of $52 million and $54 million, respectively, resulting in EFL reporting income before taxes of $22 million and $25 million, respectively, before intercompany eliminations.

Investment operations

The investment operations segment performance is evaluated based upon appreciation of assets, rate of return and overall return.  Investment related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	For the three months ended June 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,092	$ 18		$ (1)	$1,109
Net investment income				$ 115	(2)	113
Net realized investment losses				(107)		(107)
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				37		37
Management fee revenue	$308				(308)	–
Service agreement and other revenue	8		0			8
Total revenues	316	1,092	18	45	(311)	1,160
Cost of management operations	257				(257)	–
Insurance losses and loss expenses		919	25		(1)	943
Policy acquisition and underwriting expenses		332	8		(53)	287
Total benefits and expenses	257	1,251	33	–	(311)	1,230
Income (loss) before income taxes	59	(159)	(15)	45	–	(70)
Provision for income taxes	21	(55)	(6)	8	–	(32)
Net income (loss)	$ 38	$ (104)	$ (9)	$ 37	$ –	$ (38)

	Erie Insurance Group
(in millions)	For the three months ended June 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,030	$ 18		$ (1)	$1,047
Net investment income				$115	(2)	113
Net realized investment gains				39		39
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				38		38
Management fee revenue	$285				(285)	–
Service agreement and other revenue	9		(1)			8
Total revenues	294	1,030	17	192	(288)	1,245
Cost of management operations	230				(230)	–
Insurance losses and loss expenses		1,147	25		(2)	1,170
Policy acquisition and underwriting expense		298	7		(56)	249
Total benefits and expenses	230	1,445	32	–	(288)	1,419
Income (loss) before income taxes	64	(415)	(15)	192	–	(174)
Provision for income taxes	22	(145)	(5)	61	–	(67)
Net income (loss)	$ 42	$ (270)	$(10)	$131	$ –	$ (107)

	Erie Insurance Group
(in millions)	For the six months ended June 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,161	$ 36		$ (1)	$2,196
Net investment income				$226	(5)	221
Net realized investment gains				189		189
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				58		58
Management fee revenue	$577				(577)	–
Service agreement and other revenue	15		1			16
Total revenues	592	2,161	37	473	(583)	2,680
Cost of management operations	487				(487)	–
Insurance losses and loss expenses		1,611	50		(2)	1,659
Policy acquisition and underwriting expenses		634	17		(94)	557
Total benefits and expenses	487	2,245	67	–	(583)	2,216
Income (loss) before income taxes	105	(84)	(30)	473	–	464
Provision for income taxes	37	(29)	(11)	151	–	148
Net income (loss)	$ 68	$ (55)	$(19)	$322	$ –	$ 316

	Erie Insurance Group
(in millions)	For the six months ended June 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,044	$ 34		$ (1)	$2,077
Net investment income				$223	(5)	218
Net realized investment gains				188		188
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				110		110
Management fee revenue	$536				(536)	–
Service agreement and other revenue	17		0			17
Total revenues	553	2,044	34	521	(542)	2,610
Cost of management operations	441				(441)	–
Insurance losses and loss expenses		1,830	49		(3)	1,876
Policy acquisition and underwriting expenses		580	14		(98)	496
Total benefits and expenses	441	2,410	63	–	(542)	2,372
Income (loss) before income taxes	112	(366)	(29)	521	–	238
Provision for income taxes	39	(128)	(10)	170	–	71
Net income (loss)	$ 73	$ (238)	$(19)	$351	$ –	$ 167

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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at June 30, 2012:

	Erie Insurance Group
	June 30, 2012
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 203	$ 0	$ 203	$ 0
Corporate debt securities	285	0	284	1
Commercial mortgage-backed securities (CMBS)	7	0	7	0
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	11	0	11	0
Total fixed maturities	510	0	505	5
Nonredeemable preferred stock	26	10	16	0
Total available-for-sale securities	536	10	521	5
Trading securities:
Common stock	28	28	0	0
Total trading securities	28	28	0	0
Total – Indemnity	$ 564	$ 38	$ 521	$ 5
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 17	$ 5	$ 12	$ 0
States & political subdivisions	1,394	0	1,390	4
Foreign government securities	16	0	16	0
Corporate debt securities	5,762	21	5,718	23
Residential mortgage-backed securities (RMBS)	191	0	191	0
Commercial mortgage-backed securities (CMBS)	76	0	76	0
Collateralized debt obligations (CDO)	65	0	38	27
Other debt securities	48	0	43	5
Total fixed maturities	7,569	26	7,484	59
Nonredeemable preferred stock	605	239	361	5
Total available-for-sale securities	8,174	265	7,845	64
Trading securities:
Common stock	2,490	2,476	0	14
Total trading securities	2,490	2,476	0	14
Total – Exchange	$10,664	$2,741	$7,845	$78
Total – Erie Insurance Group	$11,228	$2,779	$8,366	$83

Level 3 Assets – Quarterly Change:

	Erie Insurance Group

(in millions)	Beginning balance at March 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 1	$ 0	$ 0	$0	$0	$0	$ 1
Collateralized debt obligations (CDO)	4	0	0	0	0	0	4
Total fixed maturities	5	0	0	0	0	0	5
Total available-for-sale securities	5	0	0	0	0	0	5
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 5	$ 0	$ 0	$0	$0	$0	$ 5
Exchange
Available-for-sale securities:
States & political subdivisions	$ 5	$ 0	$(1)	$0	$0	$0	$ 4
Corporate debt securities	26	0	0	1	(4)	0	23
Collateralized debt obligations (CDO)	27	0	0	0	0	0	27
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	63	0	(1)	1	(4)	0	59
Nonredeemable preferred stock	6	(1)	0	0	0	0	5
Total available-for-sale securities	69	(1)	(1)	1	(4)	0	64
Trading securities:
Common stock	14	0	0	0	0	0	14
Total trading securities	14	0	0	0	0	0	14
Total Level 3 assets – Exchange	$83	$(1)	$(1)	$1	$(4)	$0	$78
Total Level 3 assets – Erie Insurance Group	$88	$(1)	$(1)	$1	$(4)	$0	$83

(1)         Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations.  There were no unrealized gains included in earnings for the three months ended June 30, 2012 on Level 3 securities.

(2)         Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group

(in millions)	Beginning balance at December 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 0	$0	$0	$0	$0	$ 1	$ 1
Collateralized debt obligations (CDO)	4	0	0	0	0	0	4
Total fixed maturities	4	0	0	0	0	1	5
Total available-for-sale securities	4	0	0	0	0	1	5
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$0	$0	$0	$ 1	$ 5
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$0	$0	$0	$ 0	$ 4
Corporate debt securities	12	0	0	1	(4)	14	23
Collateralized debt obligations (CDO)	29	0	0	0	(4)	2	27
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	0	0	1	(8)	16	59
Nonredeemable preferred stock	5	0	0	0	0	0	5
Total available-for-sale securities	55	0	0	1	(8)	16	64
Trading securities:
Common stock	12	2	0	0	0	0	14
Total trading securities	12	2	0	0	0	0	14
Total Level 3 assets – Exchange	$67	$2	$0	$1	$(8)	$16	$78
Total Level 3 assets – Erie Insurance Group	$71	$2	$0	$1	$(8)	$17	$83

(1)          Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium.  These amounts are reported in the Consolidated Statements of Operations.  There was $2 million in unrealized gains included in earnings for the six months ended June 30, 2012 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.  For the three months ended June 30, 2012, transfers of $21 million from Level 1 to Level 2 and transfers of $32 million from Level 2 to Level 1 occurred.  Trading activity levels for these seven preferred stock securities necessitated reclassification between Level 1 and Level 2.

Transfers into Level 3 are primarily the result of a lack of observable information and the use of non-binding broker quotes to determine fair value at June 30, 2012.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	June 30, 2012
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	weighted average
Indemnity

Corporate debt securities	$ 1	1	Market approach	Non-binding broker quote	115.77

Collateralized debt obligations (CDO)	4	2	Income approach	Projected maturity date Repayment at maturity	Jun 2014 – May 2015 42-100%	90.1%
				Discount rate	7.5-15.0%	10.8%
				Projected LIBOR rate	0.47%
Total Level 3 assets – Indemnity	$ 5	3

Exchange

States & political subdivisions	$ 4	1	Market approach	Comparable security yield	0.49%
				Added yield due to lack of marketability	1.00%

Corporate debt securities	23	7	Market approach	Non-binding broker quote	103.50 – 118.00	111.80
				Comparable transaction EBITDA multiples	7.3 –17.1x	7.5x
				Comparable security yield	6.00%

Collateralized debt obligations (CDO)	24	6	Income approach	Projected maturity date Repayment at maturity	Dec 2012 – Dec 2035 42-100%	94.2%
				Discount rate	7.0-15%	9.3%
				Projected LIBOR Rate	0.47%

	3	4	Market approach	Non-binding broker quote	3.00 – 84.00	64.08

Other debt securities	5	1	Income approach	Projected maturity date	Nov 2028
				Repayment at maturity	100%
				Discount rate	1.85%

Nonredeemable preferred stock	5	1	Market approach	Comparable security yield	7.51

Common stock	14	4	Market approach	Comparable transaction EBITDA multiples	7.3 – 17.1x	7.5x
				Discount for lack of marketability	5 – 30%	30%
Total Level 3 assets – Exchange	$78	24
Total Level 3 assets – Erie Insurance Group	$83	27
		–

Securities valued using unobservable inputs totaled $83 million at June 30, 2012.  These securities represent less than 0.7% of the total portfolio of the Erie Insurance Group.

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

Corporate debt securities and Other debt securities – The unobservable input used in the fair value measurement of certain corporate debt securities and other debt securities is the likelihood of repayment by the underlying entity when there is no market for trading these securities.  When available, we obtain non-binding broker quotes to value such securities.

Common stock investments and Corporate debt securities – The unobservable inputs used in the fair value measurement of direct private equity common stock investments and certain corporate debt securities are comparable private transaction earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, the average EBITDA multiple for comparable publicly traded companies and the amount of discount applied to the price due to the illiquidity of the securities being valued.  Significant changes in any of those inputs in isolation could result in a significantly higher or lower fair value measurement.

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

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group

(in millions)	Beginning balance at December 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$0	$0	$0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$0	$0	$0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$0	$0	$0	$0	$ 4
Corporate debt securities	11	0	0	0	0	0	11
Collateralized debt obligations (CDO)	30	0	0	0	0	0	30
Other debt securities	10	0	0	0	(5)	0	5
Total fixed maturities	55	0	0	0	(5)	0	50
Nonredeemable preferred stock	7	0	0	0	0	0	7
Total available-for-sale securities	62	0	0	0	(5)	0	57
Trading securities:
Common stock	12	1	0	0	0	0	13
Total trading securities	12	1	0	0	0	0	13
Total Level 3 assets – Exchange	$74	$1	$0	$0	$(5)	$0	$70
Total Level 3 assets – Erie Insurance Group	$78	$1	$0	$0	$(5)	$0	$74

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

There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2011.

The following table sets forth the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by pricing source at June 30, 2012:

	Erie Insurance Group
(in millions)	June 30, 2012
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$ 505	$ 0	$ 505	$ 0
Priced via market comparables/non-binding broker quotes (1)	1	0	0	1
Priced via unobservable inputs	4	0	0	4
Total fixed maturities	510	0	505	5
Nonredeemable preferred stock:
Priced via pricing services	24	10	14	0
Priced via market comparables/non-binding broker quotes (1)	2	0	2	0
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	26	10	16	0
Common stock:
Priced via pricing services	28	28	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced via unobservable inputs	0	0	0	0
Total common stock	28	28	0	0
Total available-for-sale and trading securities – Indemnity	$ 564	$ 38	$ 521	$ 5
Exchange
Fixed maturities:
Priced via pricing services	$ 7,423	$ 26	$7,397	$ 0
Priced via market comparables/non-binding broker quotes (1)	110	0	87	23
Priced via unobservable inputs	36	0	0	36
Total fixed maturities	7,569	26	7,484	59
Nonredeemable preferred stock:
Priced via pricing services	587	239	348	0
Priced via market comparables/non-binding broker quotes (1)	18	0	13	5
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	605	239	361	5
Common stock:
Priced via pricing services	2,476	2,476	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced via unobservable inputs	14	0	0	14
Total common stock	2,490	2,476	0	14
Total available-for-sale and trading securities – Exchange	$10,664	$2,741	$7,845	$78
Total available-for-sale and trading securities – Erie Insurance Group	$11,228	$2,779	$8,366	$83

(1)          All broker quotes obtained for securities were non-binding.  When a non-binding broker quote was the only price available, the security was classified as Level 3.

There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012.

Note 7.  Investments

The following tables summarize the cost and fair value of our available-for-sale securities at June 30, 2012 and December 31, 2011:

	Erie Insurance Group
	June 30, 2012
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 190	$ 13	$ 0	$ 203
Corporate debt securities	284	1	0	285
Commercial mortgage-backed securities (CMBS)	7	0	0	7
Collateralized debt obligations (CDO)	3	1	0	4
Other debt securities	11	0	0	11
Total fixed maturities	495	15	0	510
Nonredeemable preferred stock	24	2	0	26
Total available-for-sale securities – Indemnity	$ 519	$ 17	$ 0	$ 536
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 16	$ 1	$ 0	$ 17
States & political subdivisions	1,297	98	1	1,394
Foreign government securities	15	1	0	16
Corporate debt securities	5,305	467	10	5,762
Residential mortgage-backed securities (RMBS)	182	9	0	191
Commercial mortgage-backed securities (CMBS)	73	3	0	76
Collateralized debt obligations (CDO)	61	5	1	65
Other debt securities	46	2	0	48
Total fixed maturities	6,995	586	12	7,569
Nonredeemable preferred stock	546	67	8	605
Total available-for-sale securities – Exchange	$7,541	$653	$20	$8,174
Total available-for-sale securities – Erie Insurance Group	$8,060	$670	$20	$8,710

	Erie Insurance Group
	December 31, 2011
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 208	$ 13	$ 0	$ 221
Corporate debt securities	303	1	1	303
Commercial mortgage-backed securities (CMBS)	13	0	0	13
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	7	0	0	7
Total fixed maturities	535	14	1	548
Nonredeemable preferred stock	24	1	0	25
Total available-for-sale securities – Indemnity	$ 559	$ 15	$ 1	$ 573
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 16	$ 1	$ 0	$ 17
States & political subdivisions	1,289	91	1	1,379
Foreign government securities	15	0	0	15
Corporate debt securities	5,144	386	31	5,499
Residential mortgage-backed securities (RMBS)	178	11	0	189
Commercial mortgage-backed securities (CMBS)	62	4	0	66
Collateralized debt obligations (CDO)	66	4	5	65
Other debt securities	59	3	0	62
Total fixed maturities	6,829	500	37	7,292
Nonredeemable preferred stock	531	45	12	564
Total available-for-sale securities – Exchange	$7,360	$545	$49	$7,856
Total available-for-sale securities – Erie Insurance Group	$7,919	$560	$50	$8,429

The amortized cost and estimated fair value of fixed maturities at June 30, 2012 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	June 30, 2012
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$ 158	$ 159
Due after one year through five years	222	227
Due after five years through ten years	45	48
Due after ten years	70	76
Total fixed maturities – Indemnity	$ 495	$ 510
Exchange
Due in one year or less	$ 522	$ 530
Due after one year through five years	2,366	2,517
Due after five years through ten years	2,779	3,073
Due after ten years	1,328	1,449
Total fixed maturities – Exchange	$6,995	$7,569
Total fixed maturities – Erie Insurance Group	$7,490	$8,079

Available-for-sale securities in a gross unrealized loss position at June 30, 2012 and December 31, 2011 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	June 30, 2012
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
Corporate debt securities	$ 68	$ 0	$ 15	$0	$ 83	$ 0	16
Commercial mortgage-backed securities (CMBS)	0	0	7	0	7	0	2
Collateralized debt obligations (CDO)	2	0	0	0	2	0	1
Other debt securities	11	0	0	0	11	0	2
Total fixed maturities – Indemnity	81	0	22	0	103	0	21
Nonredeemable preferred stock	0	0	3	0	3	0	1
Total available-for-sale securities – Indemnity	$ 81	$ 0	$ 25	$0	$106	$ 0	22

Quality breakdown of fixed maturities:
Investment grade	81	0	22	0	103	0	21
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$ 81	$ 0	$ 22	$0	$103	$ 0	21

Exchange
Available-for-sale securities:
U.S. governments & agencies	$ 1	$ 0	$ 0	$0	$ 1	$ 0	1
States & political subdivisions	43	1	2	0	45	1	14
Corporate debt securities	283	6	76	4	359	10	59
Residential mortgage-backed securities (RMBS)	22	0	0	0	22	0	4
Commercial mortgage-backed securities (CMBS)	0	0	2	0	2	0	1
Collateralized debt obligations (CDO)	8	0	33	1	41	1	5
Other debt securities	5	0	3	0	8	0	2
Total fixed maturities – Exchange	362	7	116	5	478	12	86
Nonredeemable preferred stock	59	5	39	3	98	8	16
Total available-for-sale securities – Exchange	$421	$12	$155	$8	$576	$20	102

Quality breakdown of fixed maturities:
Investment grade	$321	$ 6	$107	$3	$428	$ 9	75
Non-investment grade	41	1	9	2	50	3	11
Total fixed maturities – Exchange	$362	$ 7	$116	$5	$478	$12	86

	Erie Insurance Group
	December 31, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
Corporate debt securities	$220	$ 1	$ 0	$ 0	$220	$ 1	41
Commercial mortgage-backed securities (CMBS)	4	0	9	0	13	0	3
Other debt securities	5	0	2	0	7	0	2
Total fixed maturities – Indemnity	229	1	11	0	240	1	46
Nonredeemable preferred stock	4	0	3	0	7	0	3
Total available-for-sale securities – Indemnity	$233	$ 1	$ 14	$ 0	$247	$ 1	49

Quality breakdown of fixed maturities:
Investment grade	$229	$ 1	$ 11	$ 0	$240	$ 1	46
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$229	$ 1	$ 11	$ 0	$240	$ 1	46

Exchange
Available-for-sale securities:
States & political subdivisions	$ 7	$ 0	$ 6	$ 1	$ 13	$ 1	3
Corporate debt securities	635	27	50	4	685	31	108
Residential mortgage-backed securities (RMBS)	7	0	0	0	7	0	4
Commercial mortgage-backed securities (CMBS)	5	0	0	0	5	0	1
Collateralized debt obligations (CDO)	0	0	32	5	32	5	6
Other debt securities	9	0	0	0	9	0	2
Total fixed maturities – Exchange	663	27	88	10	751	37	124
Nonredeemable preferred stock	168	11	34	1	202	12	27
Total available-for-sale securities – Exchange	$831	$38	$122	$11	$953	$49	151

Quality breakdown of fixed maturities:
Investment grade	$625	$26	$ 79	$ 9	$704	$35	109
Non-investment grade	38	1	9	1	47	2	15
Total fixed maturities – Exchange	$663	$27	$ 88	$10	$751	$37	124

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

Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Indemnity
Fixed maturities	$ 3	$ 4	$ 6	$ 7
Equity securities	1	0	2	1
Cash equivalents and other	0	1	0	1
Total investment income	4	5	8	9
Less: investment expenses	0	1	0	1
Investment income, net of expenses – Indemnity	$ 4	$ 4	$ 8	$ 8
Exchange
Fixed maturities	$ 89	$ 92	$179	$184
Equity securities	27	24	49	42
Cash equivalents and other	1	0	2	0
Total investment income	117	116	230	226
Less: investment expenses	8	7	17	16
Investment income, net of expenses – Exchange	$109	$109	$213	$210
Investment income, net of expenses – Erie Insurance Group	$113	$113	$221	$218

Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 0	$ 2	$ 0	$ 2
Gross realized losses	0	0	0	0
Net realized gains	0	2	0	2
Equity securities:
Gross realized gains	0	2	0	3
Gross realized losses	0	0	0	0
Net realized gains	0	2	0	3
Trading securities:
Common stock:
Gross realized gains	0	1	1	2
Gross realized losses	0	0	0	0
Valuation adjustments	(1)	1	1	0
Net realized (losses) gains	(1)	2	2	2
Net realized investment (losses) gains – Indemnity	$ (1)	$ 6	$ 2	$ 7
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 16	$26	$ 25	$ 51
Gross realized losses	(3)	(5)	(6)	(17)
Net realized gains	13	21	19	34
Equity securities:
Gross realized gains	4	10	5	16
Gross realized losses	(2)	0	(2)	(1)
Net realized gains	2	10	3	15
Trading securities:
Common stock:
Gross realized gains	44	71	85	127
Gross realized losses	(21)	(16)	(33)	(24)
Valuation adjustments	(144)	(53)	113	29
Net realized (losses) gains	(121)	2	165	132
Net realized investment (losses) gains – Exchange	$(106)	$33	$187	$181
Net realized investment (losses) gains – Erie Insurance Group	$(107)	$39	$189	$188

There were no impairment losses for Indemnity or the Exchange in the second quarters of 2012 and 2011.  For the six months ended June 30, 2012 and 2011, there were no impairment losses for Indemnity, while the Exchange recorded impairments of $0.1 million for the six months ended June 30, 2012 compared to no impairment charges for the six months ended June 30, 2011.

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

Limited partnerships

Our limited partnership investments are recorded using the equity method of accounting.  As these investments are generally reported on a one-quarter lag, our year-to-date limited partnership results through June 30, 2012 are comprised of partnership financial results for the fourth quarter of 2011 and first quarter of 2012.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2012.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the six months ended June 30, 2012 and for the year ended December 31, 2011.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2012 include partnership financial results for the fourth quarter of 2011 and first quarter of 2012.

	Erie Insurance Group
	As of and for the six months ended June 30, 2012

(dollars in millions)			Income (loss) recognized due to valuation	Income
Investment percentage in limited partnerships	Number of partnerships	Asset recorded	adjustments by the partnerships	(1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 71	$ 0	$ 2
Greater than or equal to 10% but less than 50%	3	9	0	0
Greater than 50%	0	0	0	0
Total private equity	29	80	0	2
Mezzanine debt:
Less than 10%	11	20	(2)	4
Greater than or equal to 10% but less than 50%	3	10	0	1
Greater than 50%	1	1	0	0
Total mezzanine debt	15	31	(2)	5
Real estate:
Less than 10%	12	60	(1)	(1)
Greater than or equal to 10% but less than 50%	3	18	0	0
Greater than 50%	3	10	1	0
Total real estate	18	88	0	(1)
Total limited partnerships – Indemnity	62	$ 199	$ (2)	$ 6
Exchange
Private equity:
Less than 10%	41	$ 465	$14	$13
Greater than or equal to 10% but less than 50%	3	44	1	0
Greater than 50%	0	0	0	0
Total private equity	44	509	15	13
Mezzanine debt:
Less than 10%	17	128	(5)	19
Greater than or equal to 10% but less than 50%	3	27	(1)	3
Greater than 50%	3	35	(1)	2
Total mezzanine debt	23	190	(7)	24
Real estate:
Less than 10%	23	292	(3)	13
Greater than or equal to 10% but less than 50%	5	56	(3)	1
Greater than 50%	3	36	3	(2)
Total real estate	31	384	(3)	12
Total limited partnerships – Exchange	98	$1,083	$ 5	$49
Total limited partnerships – Erie Insurance Group		$1,282	$ 3	$55

Per the limited partnership financial statements, total partnership assets were $55 billion and total partnership liabilities were $6 billion at June 30, 2012 (as recorded in the March 31, 2012 limited partnership financial statements).  For the six month period comparable to that presented in the preceding table (fourth quarter 2011 and first quarter of 2012), total partnership valuation adjustment gains were $1.5 billion and total partnership net income was $3.4 billion.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2011 include partnership financial results for the fourth quarter of 2010 and the first three quarters of 2011.

	Erie Insurance Group
	As of and for the year ended December 31, 2011

(dollars in millions)			Income (loss) recognized due to valuation	Income
Investment percentage in limited partnerships	Number of partnerships	Asset recorded	adjustments by the partnerships	(1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 73	$ 2	$ 5
Greater than or equal to 10% but less than 50%	3	9	0	3
Greater than 50%	0	0	0	0
Total private equity	29	82	2	8
Mezzanine debt:
Less than 10%	11	22	0	6
Greater than or equal to 10% but less than 50%	3	12	1	1
Greater than 50%	1	1	(1)	0
Total mezzanine debt	15	35	0	7
Real estate:
Less than 10%	12	62	5	(1)
Greater than or equal to 10% but less than 50%	3	18	1	0
Greater than 50%	3	11	3	1
Total real estate	18	91	9	0
Total limited partnerships – Indemnity	62	$ 208	$ 11	$15
Exchange
Private equity:
Less than 10%	41	$ 452	$13	$30
Greater than or equal to 10% but less than 50%	3	43	(1)	12
Greater than 50%	0	0	0	0
Total private equity	44	495	12	42
Mezzanine debt:
Less than 10%	17	133	(9)	26
Greater than or equal to 10% but less than 50%	3	33	3	3
Greater than 50%	3	35	(2)	3
Total mezzanine debt	23	201	(8)	32
Real estate:
Less than 10%	25	284	31	(1)
Greater than or equal to 10% but less than 50%	5	59	3	0
Greater than 50%	3	43	2	10
Total real estate	33	386	36	9
Total limited partnerships – Exchange	100	$1,082	$40	$83
Total limited partnerships – Erie Insurance Group		$1,290	$51	$98

Per the limited partnership financial statements, total partnership assets were $54 billion and total partnership liabilities were $6 billion at December 31, 2011 (as recorded in the September 30, 2011 limited partnership financial statements).  For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2010 and first three quarters of 2011), total partnership valuation adjustment gains were $2.5 billion and total partnership net income was $3.1 billion.

See also Note 13. “Commitments and Contingencies,” for investment commitments related to limited partnerships.

Note 8.  Bank Line of Credit

As of June 30, 2012, Indemnity has available a $100 million bank revolving line of credit that expires on November 3, 2016.  There were no borrowings outstanding on the line of credit as of June 30, 2012.  Bonds with a fair value of $112 million were pledged as collateral on the line at June 30, 2012.

As of June 30, 2012, the Exchange has available a $300 million bank revolving line of credit that expires on October 28, 2016.  There were no borrowings outstanding on the line of credit as of June 30, 2012.  Bonds with a fair value of $325 million were pledged as collateral on the line at June 30, 2012.

Securities pledged as collateral on both lines have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of June 30, 2012.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at June 30, 2012.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At June 30, 2012, we recorded a net deferred tax liability of $214 million on our Consolidated Statements of Financial Position.  Of this amount, $21 million is a net deferred tax asset attributable to Indemnity and $235 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2012.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent 99% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

We offer a noncontributory defined benefit pension plan that covers substantially all employees.  This is the largest postretirement benefit plan we offer.  We also offer an unfunded supplemental employee retirement plan (“SERP”) for certain members of executive and senior management of the Erie Insurance Group.

The components of net periodic benefit cost for our postretirement benefits are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$ 6	$ 5	$11	$ 9
Interest cost	6	5	12	11
Expected return on plan assets	(7)	(6)	(14)	(13)
Amortization of prior service cost	0	0	0	0
Amortization of actuarial loss	3	1	6	3
Net periodic benefit cost	$ 8	$ 5	$15	$10

Note 11.  Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of shareholders’ equity and noncontrolling interest is presented as follows for the year ended December 31, 2011 and for the six months ended June 30, 2012:

	Erie Insurance Group
	Indemnity	Exchange	Erie
(in millions, except per share data)	shareholder	noncontrolling	Insurance
	interest	interest	Group
Balance at December 31, 2010	$912	$5,422	$6,334
Net income	169	99	268
Change in other comprehensive loss, net of tax	(52)	(9)	(61)
Realized gain on sale of life affiliate, net of tax	8	–	8
Net purchase of treasury stock	(154)	–	(154)
Dividends declared:
Class A $2.0975 per share	(101)	–	(101)
Class B $314.625 per share	(1)	–	(1)
Balance at December 31, 2011	$781	$5,512	$6,293
Net income	79	237	316
Change in other comprehensive income, net of tax	2	82	84
Net purchase of treasury stock	(43)	–	(43)
Dividends declared:
Class A $1.105 per share	(53)	–	(53)
Class B $165.75 per share	0	–	0
Balance at June 30, 2012	$766	$5,831	$6,597

Note 12.  Accumulated Other Comprehensive Income (Loss)

A rollforward of accumulated other comprehensive loss attributable to the Indemnity shareholder interest is presented as follows for the six months ended June 30, 2012:

	Indemnity Shareholder Interest
	Six months ended June 30, 2012
		Net losses
	Unrealized	associated
	net	with
(in millions)	appreciation	postretirement
	of investments	benefits	Total
Balance at December 31, 2011	$11	$(116)	$(105)
Change in other comprehensive income, net of tax:
Unrealized appreciation of investments, net of tax	2	–	2
Reclassification adjustment for gross gains included in income, net of tax	0	–	0
Change in other comprehensive income, net of tax	2	–	2
Balance at June 30, 2012	$13	$(116)	$(103)

Note 13.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $39 million related to its limited partnership investments at June 30, 2012.  These commitments are split between private equity securities of $17 million, mezzanine debt securities of $10 million, and real estate activities of $12 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $361 million related to its limited partnership investments at June 30, 2012.  These commitments are split between private equity securities of $151 million, mezzanine debt securities of $117 million, and real estate activities of $93 million.  These commitments will be funded as required by the partnership agreements.

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

Note 14.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	June 30, 2012
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 510	$ 7,569	$ –	$ 8,079
Equity securities	26	605	–	631
Trading securities, at fair value	28	2,490	–	2,518
Limited partnerships	199	1,083	–	1,282
Other invested assets	1	19	–	20
Total investments	764	11,766	–	12,530
Cash and cash equivalents	13	227	–	240
Premiums receivable from policyholders	–	1,073	–	1,073
Reinsurance recoverable	–	168	–	168
Deferred income taxes	21	–	–	21
Deferred acquisition costs	–	500	–	500
Other assets	115	395	–	510
Receivables from the Exchange and other affiliates	277	–	(277)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,215	$14,129	$(302)	$15,042
Liabilities
Losses and loss expense reserves	$ –	$ 3,613	$ –	$ 3,613
Life policy and deposit contract reserves	–	1,706	–	1,706
Unearned premiums	–	2,331	–	2,331
Deferred income taxes	–	235	–	235
Other liabilities	449	413	(302)	560
Total liabilities	449	8,298	(302)	8,445
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	766	–	–	766
Noncontrolling interest in consolidated entity – Exchange	–	5,831	–	5,831
Total equity	766	5,831	–	6,597
Total liabilities, shareholders’ equity and noncontrolling interest	$1,215	$14,129	$(302)	$15,042

Consolidating Statement of Financial Position

	Erie Insurance Group
	December 31, 2011
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 548	$ 7,292	$ –	$ 7,840
Equity securities	25	564	–	589
Trading securities, at fair value	27	2,308	–	2,335
Limited partnerships	208	1,082	–	1,290
Other invested assets	1	19	–	20
Total investments	809	11,265	–	12,074
Cash and cash equivalents	11	174	–	185
Premiums receivable from policyholders	–	976	–	976
Reinsurance recoverable	–	166	–	166
Deferred income taxes	19	–	–	19
Deferred acquisition costs	–	487	–	487
Other assets	119	322	–	441
Receivables from the Exchange and other affiliates	254	–	(254)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,237	$13,390	$(279)	$14,348
Liabilities
Losses and loss expense reserves	$ –	$ 3,499	$ –	$ 3,499
Life policy and deposit contract reserves	–	1,671	–	1,671
Unearned premiums	–	2,178	–	2,178
Deferred income taxes	–	147	–	147
Other liabilities	456	383	(279)	560
Total liabilities	456	7,878	(279)	8,055
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	781	–	–	781
Noncontrolling interest in consolidated entity – Exchange	–	5,512	–	5,512
Total equity	781	5,512	–	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$1,237	$13,390	$(279)	$14,348

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For the six month period ended June 30, 2012 and 2011, Indemnity recognized interest income on the note of $0.8 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
		Three months ended		Six months ended
(in millions)		June 30,		June 30,
	Percent	2012	2011	2012	2011
Management operations:
Management fee revenue, net	100.0%	$308	$285	$577	$536
Service agreement revenue	100.0%	8	9	15	17
Total revenue from management operations		316	294	592	553
Cost of management operations	100.0%	257	230	487	441
Income from management operations before taxes		59	64	105	112

Life insurance operations: (1) (2)
Total revenue	21.6% (2)	–	–	–	10
Total benefits and expenses	21.6% (2)	–	–	–	7
Income from life insurance operations before taxes		–	–	–	3

Investment operations:
Net investment income		4	4	8	8
Net realized (losses) gains on investments		(1)	6	2	7
Net impairment losses recognized in earnings		0	0	0	0
Equity in earnings of limited partnerships		3	7	4	18
Income from investment operations before taxes		6	17	14	33

Income from operations before income taxes		65	81	119	148
Provision for income taxes		22	29	40	52
Net income		$ 43	$ 52	$ 79	$ 96

(1)           Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products.  On that basis, for presentation purposes, the life insurance operations in the table above include life insurance related investment results.  However, the life insurance investment results are included in the investment operations segment discussion in Note 5. “Segment Information”.

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

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Six months ended June 30,
	2012	2011
Management fee received	$ 555	$ 521
Service agreement fee received	15	17
Net investment income received	14	13
Limited partnership distributions	6	10
Decrease in reimbursements collected from affiliates	(1)	(18)
Commissions and bonuses paid to agents	(320)	(313)
Salaries and wages paid	(67)	(62)
Pension contribution and employee benefits paid	(30)	(11)
General operating expenses paid	(68)	(68)
Income taxes paid	(38)	(28)
Net cash provided by operating activities	66	61
Net cash provided by (used in) investing activities	33	(181)
Net cash used in financing activities	(97)	(142)
Net increase (decrease) in cash and cash equivalents	2	(262)
Cash and cash equivalents at beginning of period	11	310
Cash and cash equivalents at end of period	$ 13	$ 48

Note 15.  Indemnity Capital Stock

Class A and B common stock

Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  In the first quarter of 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $95 million of repurchase authority remaining under this program at June 30, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements - Note 2. Significant Accounting Policies,” contained within this report for a discussion of adopted and/or pending accounting pronouncements, none of which are expected to have a material impact on our future financial condition, results of operations or cash flows.

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

•                  a 0% equity interest in the net earnings of EFL after March 31, 2011 (the interest was 21.6% prior to March 31, 2011) (1);

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

•                  a 100% equity interest in the net earnings of EFL after March 31, 2011 (the interest was 78.4% prior to March 31, 2011) (1);

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

Results of the Erie Insurance Group’s Operations by Interest (Unaudited)

The following tables represent a breakdown of the composition of the income attributable to the Indemnity shareholder interest and the income attributable to the noncontrolling interest (Exchange).  For purposes of this discussion, EFL’s investments are included in the life insurance operations.

(in millions)	Indemnity shareholder interest			Noncontrolling interest (Exchange)			Eliminations of related party transactions		Erie Insurance Group
		Three months ended June 30,			Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	Percent	2012	2011	Percent	2012	2011	2012	2011	2012	2011
Management operations:
Management fee revenue, net	100.0%	$308	$285		$ –	$ –	$(308)	$(285)	$ –	$ –
Service agreement revenue	100.0%	8	9		–	–	–	–	8	9
Total revenue from management operations		316	294		–	–	(308)	(285)	8	9
Cost of management operations	100.0%	257	230		–	–	(257)	(230)	–	–
Income from management operations before taxes		59	64		–	–	(51)	(55)	8	9

Property and casualty insurance operations:
Net premiums earned		–	–	100.0%	1,092	1,030	–	–	1,092	1,030
Losses and loss expenses		–	–	100.0%	919	1,147	(1)	(2)	918	1,145
Policy acquisition and underwriting expenses		–	–	100.0%	332	298	(53)	(56)	279	242
Loss from property and casualty insurance operations before taxes		–	–		(159)	(415)	54	58	(105)	(357)

Life insurance operations: (1)
Total revenue		–	–	100.0%	46	44	(1)	(1)	45	43
Total benefits and expenses		–	–	100.0%	33	32	0	0	33	32
Income from life insurance operations before taxes		–	–		13	12	(1)	(1)	12	11

Investment operations:
Net investment income		4	4		87	88	(2)	(2)	89	90
Net realized (losses) gains on investments		(1)	6		(110)	30	–	–	(111)	36
Net impairment losses recognized in earnings		0	0		0	0	–	–	0	0
Equity in earnings of limited partnerships		3	7		34	30	–	–	37	37
Income from investment operations before taxes		6	17		11	148	(2)	(2)	15	163

Income (loss) from operations before income taxes and noncontrolling interest		65	81		(135)	(255)	–	–	(70)	(174)
Provision for income taxes		22	29		(54)	(96)	–	–	(32)	(67)
Net income (loss)		$ 43	$ 52		$ (81)	$ (159)	$ –	$ –	$ (38)	$ (107)

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

Operating results in the second quarter of 2012 were impacted by losses in our property and casualty insurance operations and a decline in earnings from our investment operations compared to the second quarter of 2011.  The Exchange’s property and casualty insurance operations experienced a 6.0% increase in earned premium, driven by increases in policies in force and the average premium per policy, and lower catastrophe losses, offset by less favorable development on prior accident year loss reserves compared to the second quarter of 2011.  Our investment operations were impacted primarily by net realized losses on investments, compared to gains in the second quarter of 2011.

(in millions)	Indemnity shareholder interest				Noncontrolling interest (Exchange)			Eliminations of related party transactions		Erie Insurance Group
			Six months ended June 30,			Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	Percent		2012	2011	Percent	2012	2011	2012	2011	2012	2011
Management operations:
Management fee revenue, net	100.0%		$577	$536		$–	$–	$(577)	$(536)	$–	$–
Service agreement revenue	100.0%		15	17		–	–	–	–	15	17
Total revenue from management operations			592	553		–	–	(577)	(536)	15	17
Cost of management operations	100.0%		487	441		–	–	(487)	(441)	–	–
Income from management operations before taxes			105	112		–	–	(90)	(95)	15	17

Property and casualty insurance operations:
Net premiums earned			–	–	100.0%	2,161	2,044	–	–	2,161	2,044
Losses and loss expenses			–	–	100.0%	1,611	1,830	(2)	(3)	1,609	1,827
Policy acquisition and underwriting expenses			–	–	100.0%	634	580	(94)	(98)	540	482
(Loss) income from property and casualty insurance operations before taxes			–	–		(84)	(366)	96	101	12	(265)

Life insurance operations: (1) (2)
Total revenue	21.6%	(2)	–	10	78.4% (2)	89	78	(1)	(1)	88	87
Total benefits and expenses	21.6%	(2)	–	7	78.4% (2)	67	56	0	0	67	63
Income from life insurance operations before taxes			–	3		22	22	(1)	(1)	21	24

Investment operations:
Net investment income			8	8		170	169	(5)	(5)	173	172
Net realized gains on investments			2	7		183	174	–	–	185	181
Net impairment losses recognized in earnings			0	0		0	0	–	–	0	0
Equity in earnings of limited partnerships			4	18		54	91	–	–	58	109
Income from investment operations before taxes			14	33		407	434	(5)	(5)	416	462

Income from operations before income taxes and noncontrolling interest			119	148		345	90	–	–	464	238
Provision for income taxes			40	52		108	19	–	–	148	71
Net income			$ 79	$ 96		$237	$71	$–	$–	$316	$167

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

Net income in the first six months of 2012 was impacted by improved results in our property and casualty insurance operations and a slight decline in earnings from our investment operations compared to the first six months of 2011.  The Exchange’s property and casualty insurance operations experienced a 5.7% increase in earned premium, driven by increases in policies in force and the average premium per policy, and lower catastrophe losses, offset by less favorable development on prior accident year loss reserves compared to the first six months of 2011.  Our investment operations earnings were lower, driven primarily by a decrease in equity in earnings of limited partnerships compared to the first six months of 2011.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$ 44	$ 48	$ 78	$ 91
Net realized (losses) gains and impairments on investments	(1)	6	2	7
Income tax benefit (expense)	0	(2)	(1)	(2)
Realized (losses) gains and impairments, net of income taxes	(1)	4	1	5
Net income attributable to Indemnity	$ 43	$ 52	$ 79	$ 96

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$ 0.82	$0.87	$ 1.45	$1.64
Net realized (losses) gains and impairments on investments	(0.03)	0.10	0.03	0.12
Income tax benefit (expense)	0.01	(0.03)	(0.01)	(0.04)
Realized (losses) gains and impairments, net of income taxes	(0.02)	0.07	0.02	0.08
Net income attributable to Indemnity	$ 0.80	$0.94	$ 1.47	$1.72

Summary of Results – Indemnity Shareholder Interest

Three months ended June 30, 2012

Net income attributable to Indemnity per share-diluted was $0.80 per share in the second quarter of 2012, compared to $0.94 per share in the second quarter of 2011.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.82 per share in the second quarter of 2012, compared to $0.87 per share in the second quarter of 2011.

Six months ended June 30, 2012

Net income attributable to Indemnity per share-diluted was $1.47 per share for the six months ended June 30, 2012, compared to $1.72 per share for the six months ended June 30, 2011.  The six months ended June 30, 2011 net income per share-diluted amount includes $0.02 per share related to the life insurance operations sold to the Exchange.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $1.45 per share for the six months ended June 30, 2012, compared to $1.64 per share for the six months ended June 30, 2011.  The six months ended June 30, 2011 operating income per share-diluted amount includes $0.02 per share related to the life insurance operations sold to the Exchange.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with almost 9,800 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  Based upon direct written premium in 2011, approximately 50% of our premiums were derived from personal auto, 20% from homeowners and 30% from commercial lines.  Pennsylvania, Maryland and Virginia made up 63% of the property and casualty lines insurance business 2011 direct written premium.

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

Factors affecting losses and loss expenses include the frequency and severity of losses, the nature and severity of catastrophic losses, the quality of risks underwritten and underlying claims and settlement expenses.

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

Earnings from our investment operations declined in the second quarter of 2012, compared to the second quarter of 2011, due to net realized losses in the second quarter of 2012.  Net realized losses totaled $107 million, compared to gains of $39 million in the second quarter of 2011, primarily reflecting valuation losses on our common stock portfolio in the second quarter of 2012.  Net investment income totaled $113 million in both the second quarter of 2012 and 2011.  Equity in earnings of limited partnerships totaled $37 million in the second quarter of 2012, compared to $38 million in the second quarter of 2011.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, our second quarter 2012 partnerships earnings reflect the market conditions experienced in the first quarter 2012 and not in the second quarter of 2012.

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

Financial market volatility

Our portfolio of fixed income, preferred and common stocks and limited partnerships are subject to market volatility especially in periods of instability in the worldwide financial markets.  Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations.  Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in our reported total investment income, which could have an adverse impact on our financial condition, results of operations and cash flows.

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

Management Operations

Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation.  A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2012	2011	% Change		2012	2011	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$308	$285	8.3%		$577	$536	7.7%
Service agreement revenue	8	9	(7.1)		15	17	(8.4)
Total revenue from management operations	316	294	7.9		592	553	7.2
Cost of management operations	257	230	12.0		487	441	10.4
Income from management operations –Indemnity (1)	$ 59	$ 64	(7.0)%		$105	$112	(5.6)%
Gross margin	18.6%	21.6%	(3.0	)pts.	17.8%	20.2%	(2.4	)pts.

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

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,239	$1,144	8.2%	$2,317	$2,152	7.6%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	$ 309	$ 286	8.2%	$ 579	$ 538	7.6%
Change in allowance for management fee returned on cancelled policies (1)	(1)	(1)	NM	(2)	(2)	NM
Management fee revenue, net of allowance	$ 308	$ 285	8.3%	$ 577	$ 536	7.7%

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 8.2% in the second quarter of 2012, compared to the second quarter of 2011, due to a 3.1% increase in policies in force and a 3.7% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.7% at June 30, 2012 and December 31, 2011, and 90.8% at June 30, 2011.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2012 and 2011.  Changes in the management fee rate can affect the segment’s revenue and net income significantly.

Service agreement revenue

Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $8 million and $9 million in the second quarters of 2012 and 2011, respectively, and $15 million and $17 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in service agreement revenue in the second quarter and first six months of 2012 resulted from a slight decline in late payment and policy reinstatement fees and a continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
Commissions	$165	$157	4.7%	$314	$295	6.4%
Non-commission expense	92	73	27.8	173	146	18.4
Total cost of management operations	$257	$230	12.0%	$487	$441	10.4%

Commissions – Commissions increased $8 million in the second quarter of 2012 and $19 million for the six months ended June 30, 2012, compared to the same respective periods in 2011, primarily as a result of the 8.2% and 7.6%, respectively, increase in direct written premium of the Property and Casualty Group.  Impacting this increase in the second quarter and six months ended June 30, 2012, was an adjustment that reduced commission expense by $6 million.  This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  If these amounts had been correctly recorded, Indemnity’s commission expense would have been lower by $0.5 million and $0.7 million, for the years ended December 31, 2011 and 2010, respectively.

Non-commission expense – Non-commission expense increased $19 million in the second quarter of 2012, compared to the second quarter of 2011.  Sales, policy issuance, advertising, and underwriting costs increased $5 million primarily due to increased levels of applications and policies and increased agent related advertising and support.  Information technology costs increased $6 million, which included $1 million of personnel costs, $3 million of software costs and $2 million of professional fees.  Personnel costs, excluding information technology related personnel costs, increased $8 million as a result of a $2 million increase in health care and pension costs, a $3 million increase in the estimate for annual incentive compensation related to growth and underwriting performance, and a $3 million increase related to higher staffing levels primarily associated with policy acquisition and customer service functions.

For the six months ended June 30, 2012, non-commission expense increased $27 million, compared to the six months ended June 30, 2011.  Sales, policy issuance, advertising, and underwriting costs increased $6 million primarily due to increased levels of applications and policies and increased agent related advertising and support.  Information technology costs increased $10 million, which included $3 million of personnel costs, $4 million of software costs and $3 million of professional fees.  Personnel costs, excluding information technology related personnel costs, increased $11 million as a result of a $3 million increase in health care and pension costs, a $3 million increase in the estimate for annual incentive compensation related to growth and underwriting performance, and a $5 million increase related to higher staffing levels primarily associated with policy acquisition and customer service functions.

We expect the growth in non-commission expense to outpace the growth in revenue for the remainder of 2012.

Gross margin

The gross margin in the second quarter of 2012 was 18.6%, compared to 21.6% in the second quarter of 2011, and was 17.8% for the six months ended June 30, 2012, compared to 20.2% for the six months ended June 30, 2011, as a result of expense increases outpacing revenue growth.  Excluding the adjustment that reduced commission expense by $6 million, the gross margin would have been 16.8% for both the second quarter and six months ended June 30, 2012.

Property and Casualty Insurance Operations

The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2012	2011	% Change		2012	2011	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,239	$1,144	8.2%		$2,317	$2,152	7.6%
Reinsurance – assumed and ceded	(8)	(4)	(93.4)		(14)	(8)	(82.9)
Net written premium	1,231	1,140	7.9		2,303	2,144	7.4
Change in unearned premium	139	110	26.2		142	100	41.4
Net premiums earned	1,092	1,030	6.0		2,161	2,044	5.7
Losses and loss expenses:
Current accident year, excluding catastrophe losses	720	670	7.7		1,406	1,347	4.5
Current accident year catastrophe losses	204	537	(62.0)		229	602	(62.0)
Prior accident years, including prior year catastrophe losses	(5)	(60)	92.3		(24)	(119)	79.9
Losses and loss expenses	919	1,147	(19.8)		1,611	1,830	(11.9)
Policy acquisition and other underwriting expenses	332	298	11.0		634	580	9.2
Total losses and expenses	1,251	1,445	(13.4)		2,245	2,410	(6.9)
Underwriting loss – Exchange (1)	$ (159)	$ (415)	61.6%		$ (84)	$ (366)	76.9%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	65.9%	65.0%	0.9	pts.	65.1%	65.9%	(0.8	)pts.
Current accident year catastrophe loss ratio	18.7	52.1	(33.4)		10.6	29.5	(18.9)
Prior accident year loss ratio, including prior year catastrophe losses	(0.4)	(5.9)	5.5		(1.1)	(5.9)	4.8
Total loss and loss expense ratio	84.2	111.2	(27.0)		74.6	89.5	(14.9)
Policy acquisition and other underwriting expense ratio	30.4	29.0	1.4		29.3	28.4	0.9
Combined ratio	114.6%	140.2%	(25.6	)pts.	103.9%	117.9%	(14.0	)pts.

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

Premiums

Direct written premium – Direct written premium of the Property and Casualty Group increased 8.2% to $1.2 billion in the second quarter of 2012, from $1.1 billion in the second quarter of 2011, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 3.1% in the second quarter of 2012 as the result of continuing strong policyholder retention, compared to an increase of 2.9% in the second quarter of 2011.  The year-over-year average premium per policy for all lines of business increased 3.7% at June 30, 2012, compared to an increase of 2.7% at June 30, 2011.  The combined impact of these increases was seen primarily in our personal lines renewal business premiums and to lesser but near equal degrees in our commercial lines renewal business, personal lines new business, and commercial lines new business premiums.

Premiums generated from new business increased 27.8% to $154 million in the second quarter of 2012, compared to a decrease of 2.8% to $121 million in the second quarter of 2011.  Underlying the trend in new business premiums was a 17.2% increase in new business policies written in the second quarter of 2012, compared to the second quarter of 2011, while the year-over-year average premium per policy on new business increased 6.7% at June 30, 2012, compared to an increase of 6.3% at June 30, 2011.

Premiums generated from renewal business increased 5.9% to $1.1 billion in the second quarter of 2012, compared to an increase of 6.3% to $1.0 billion in the second quarter of 2011.  Underlying the trend in renewal business premiums was an increase in renewal business policies in force of 2.7% in the second quarter of 2012, compared to 3.9% in the second quarter of 2011, and an increase in the renewal business year-over-year average premium per policy of 3.3% at June 30, 2012, compared to 2.1% at June 30, 2011.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.7% at June 30, 2012 and December 31, 2011, and 90.8% at June 30, 2011.

Personal lines – Total personal lines premiums written increased 7.2% to $886 million in the second quarter of 2012, from $826 million in the second quarter of 2011, driven by an increase of 2.9% in the total personal lines policies in force and an increase of 2.8% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 23.8% in the second quarter of 2012, compared to a decrease of 5.9% in the second quarter of 2011.  Personal lines new business policies written increased 19.0% in the second quarter of 2012, compared to the second quarter of 2011, while the year-over-year average premium per policy on personal lines new business increased 4.6% at June 30, 2012, compared to an increase of 3.6% at June 30, 2011.

•                Private passenger auto new business premiums written increased 18.2% in the second quarter of 2012, compared to a decrease of 4.9% in the second quarter of 2011.  New business policies written for private passenger auto increased 15.1% in the second quarter of 2012, compared to the second quarter of 2011, while the new business year-over-year average premium per policy for private passenger auto increased 3.0% at June 30, 2012, compared to an increase of 2.4% at June 30, 2011.

•                Homeowners new business premiums written increased 33.9% in the second quarter of 2012, compared to a decrease of 10.0% in the second quarter of 2011.  New business policies written for homeowners increased 22.1% in the second quarter of 2012, compared to the second quarter of 2011.  The new business year-over-year average premium per policy for homeowners increased 7.7% at June 30, 2012, compared to an increase of 4.4% at June 30, 2011.

Renewal premiums written on personal lines increased 5.5% in both the second quarters of 2012 and 2011, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 2.7% at June 30, 2012, compared to 2.5% at June 30, 2011.  The personal lines year-over-year policy retention ratio was 91.4% at June 30, 2012, 91.5% at December 31, 2011 and 91.6% at June 30, 2011.

•                Private passenger auto renewal premiums written increased 2.5% in the second quarter of 2012, compared to 2.4% in the second quarter of 2011.  The year-over-year average premium per policy on private passenger auto renewal business increased 0.5% at June 30, 2012, compared to 1.8% at June 30, 2011.  The private passenger auto year-over-year policy retention ratio was 91.7% at June 30, 2012, 91.6% at December 31, 2011 and 91.7% at June 30, 2011.

•                Homeowners renewal premiums written increased 11.1% in the second quarter of 2012, compared to 11.6% in the second quarter of 2011.  The year-over-year average premium per policy on homeowners renewal business increased 8.0% at June 30, 2012, compared to 6.4% at June 30, 2011.  The homeowners year-over-year policyholder retention ratio was 90.8% at June 30, 2012, 91.0% at December 31, 2011 and 91.2% at June 30, 2011.

Commercial lines – Total commercial lines premiums written increased 10.9% to $353 million in the second quarter of 2012, from $319 million in the second quarter of 2011, driven by a 4.3% increase in the total commercial lines policies in force and a 5.1% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 34.2% in the second quarter of 2012, compared to 2.7% in the second quarter of 2011, driven by increases in new business policies written and average premium per policy.  The combined impact of these increases was seen primarily in the workers compensation and commercial multi-peril lines of business.  Commercial lines new business policies written increased 10.1% in the second quarter of 2012, compared to the second quarter of 2011, while the year-over-year average premium per policy on commercial lines new business increased 11.8% at June 30, 2012, compared to 6.7% at June 30, 2011.

Renewal premiums for commercial lines increased 7.1% in the second quarter of 2012, compared to an increase of 8.5% in the second quarter of 2011, driven by increases in average premium per policy and steady policy retention trends.  The combined impact of these increases was seen primarily in the commercial multi-peril line of business.  The year-over-year average premium per policy on commercial lines renewal business increased 4.0% at June 30, 2012, compared to 1.1% at June 30, 2011.  The year-over-year policy retention ratio for commercial lines was 85.9% at June 30, 2012 and 85.5% at December 31, 2011 and June 30, 2011.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group.  At June 30, 2012, we had nearly 2,200 agencies with almost 9,800 licensed property and casualty representatives.

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

Losses and loss expenses

Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 65.9% in the second quarter of 2012, compared to 65.0% in the second quarter of 2011, and 65.1% for the six months ended June 30, 2012, compared to 65.9% for the six months ended June 30, 2011.  The decline during the first six months of 2012 was driven primarily by a lower volume of claims resulting from mild winter weather in the first quarter of 2012, compared to the first quarter of 2011.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $204 million in the second quarter of 2012, compared to $537 million in the second quarter of 2011, and contributed 18.7 points and 52.1 points, respectively, to the loss ratios.  In the second quarter of 2011, the states of Tennessee, North Carolina, Pennsylvania and Ohio experienced a higher level of storm activity, compared to the second quarter of 2012, which included hail, tornado and wind storms and resulted in a higher level of claims.  Catastrophe losses in the second quarter of 2012 primarily included wind storms that occurred at the end of April in the state of Pennsylvania and at the end of June which impacted multiple states.

For the six months ended June 30, 2012, catastrophe losses totaled $229 million, compared to $602 million for the first six months of 2011, and contributed 10.6 points and 29.5 points, respectively, to the loss ratios for the six months ended June 30, 2012 and 2011, respectively.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Direct business including salvage and subrogation	$ 2	$(50)	$(18)	$(111)
Assumed reinsurance business	(3)	(7)	0	(4)
Ceded reinsurance business	(4)	(3)	(6)	(4)
Total prior year loss development	$(5)	$(60)	$(24)	$(119)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the second quarter of 2012, the Property and Casualty Group experienced slight adverse development on direct prior accident year loss reserves of $2 million, which contributed 0.3 points to the combined ratio, compared to favorable development of $50 million in the second quarter of 2011, which improved the combined ratio by 4.9 points.  For the six months ended June 30, 2012, favorable development of direct prior accident year loss reserves totaled $18 million and improved the combined ratio by 0.7 points, compared to $111 million and 5.4 points for the six months ended June 30, 2011.

The favorable development in the first six months of 2012 was driven primarily by better than expected severity trends in the first quarter of 2012 on liability claims in the homeowners and commercial multi-peril lines of business, offset somewhat by adverse development in the second quarter of 2012 driven primarily by an increase in annual claim cost expectations on massive injury lifetime medical claims in the personal auto line of business and increased severity trends in the workers compensation line of business.  In the second quarter and first six months of 2011, the favorable development was primarily driven by better than expected severity trends in the personal auto, commercial multi-peril, and homeowners lines of business.

Assumed reinsurance – The Property and Casualty Group experienced favorable development on prior accident year loss reserves for its assumed reinsurance business totaling $3 million and $7 million in the second quarters of 2012 and 2011, respectively, and $0.1 million and $4 million for the six months ended June 30, 2012 and 2011, respectively.   The favorable development in 2012 and 2011 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $4 million and $3 million in the second quarters of 2012 and 2011, respectively, and $6 million and $4 million for the six months ended June 30, 2012, and 2011, respectively.  The increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves.  In the first half of 2012, the increase in ceded recoveries was primarily the result of adverse development related to the pre-1986 automobile massive injury claims.  In the first half of 2011, the increase was primarily due to adverse development in the business catastrophe liability and commercial multi-peril lines of business.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio increased 1.4 points to 30.4% in the second quarter of 2012, compared to 29.0% in the second quarter of 2011, and increased 0.9 points to 29.3% for the six months ended June 30, 2012, compared to 28.4% for the six months ended June 30, 2011.  These increases were primarily due to a decrease in the amount of policy acquisition expenses deferred under the new accounting guidance effective in 2012.  Additionally, the second quarter and six months ended June 30, 2012 includes an adjustment of $4 million which contributed 0.4 points and 0.2 points, respectively, to the combined ratio.  The adjustment represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  The management fee rate was 25% for the periods ending June 30, 2012 and 2011.

Life Insurance Operations

EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
Individual life premiums, net of reinsurance	$18	$17	9.3%	$35	$32	9.1%
Group life and other premiums	0	1	NM	1	2	(3.8)
Other revenue	0	(1)	NM	1	0	NM
Total net policy revenue	18	17	9.1	37	34	8.6
Net investment income	24	23	0.5	48	46	1.3
Net realized gains on investments	4	3	44.0	4	7	(24.8)
Impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings (losses) of limited partnerships	0	1	(65.4)	0	1	NM
Total revenues	46	44	4.8	89	88	0.3
Benefits and other changes in policy reserves	25	25	(3.1)	50	49	1.0
Amortization of deferred policy acquisition costs	4	4	2.7	7	7	(6.4)
Other operating expenses	4	3	50.7	10	7	50.0
Total benefits and expenses	33	32	2.9	67	63	5.7
Income before income taxes	$13	$12	9.8%	$22	$25	(13.3)%
Income before taxes – Indemnity (1)	$ –	$ –		$ –	$ 3
Income before taxes – Exchange (1)	$13	$12		$22	$22

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

Policy revenue

Gross policy revenues increased 4.8% to $29 million in the second quarter 2012, from $28 million in the second quarter of 2011.  EFL reinsures a large portion of its traditional products in order to reduce claims volatility.  With the introduction of its new life products, effective June 1, 2011, EFL reinsures new individual life business amounts in excess of its $1 million per life retention limit.  Previously, EFL reinsured 75% of its risk on new term business.  Ceded reinsurance premiums totaled $11 million and $12 million in the second quarters of 2012 and 2011, respectively.  For the six months ended June 30, 2012 compared to 2011, gross policy revenues totaled $57 million and $55 million, respectively, while ceded reinsurance premiums totaled $21 million and $22 million, respectively.

Premiums received on annuity and universal life products totaled $20 million in the second quarter of 2012, compared to $25 million in the second quarter of 2011.  Of this amount, annuity and universal life premiums, which are recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $16 million and $21 million in the second quarters of 2012 and 2011, respectively.  For the six months ended June 30, 2012 compared to 2011, premiums received on annuity and universal life products totaled $40 million and $49 million, respectively, while annuity and universal life deposits totaled $32 million and $41 million, respectively.

Investment revenue

In the second quarter and first six months of 2012, EFL experienced an increase and decrease, respectively, in net realized gains on investments due to the level of bond calls and sale activity being higher in the quarter and lower in the first six months, compared to the second quarter and first six months of 2011.  Equity in earnings of limited partnerships declined slightly as a result of a decline in earnings from the real estate sector.  See the discussion of investments in the “Investment Operations” segment that follows for further information.

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

Investment Operations

The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$ 4	$ 4	1.3%	$ 8	$ 8	2.5%
Net realized (losses) gains on investments	(1)	6	NM	2	7	(79.8)%
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	3	7	(50.3)%	4	18	(76.0)%
Net revenue from investment operations – Indemnity	$ 6	$ 17	(66.2)%	$ 14	$ 33	(57.3)%
Exchange
Net investment income	$111	$112	(0.9)%	$218	$216	0.7%
Net realized (losses) gains on investments	(106)	33	NM	187	181	3.8%
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	34	31	8.0%	54	92	(41.6)%
Net revenue from investment operations – Exchange (1)	$ 39	$176	(77.4)%	$459	$489	(6.2)%

NM = not meaningful

(1)          The Exchange’s investment results for the second quarter of 2012 and 2011 include net investment revenues from EFL’s operations of $28 million and $27 million, respectively. The Exchange’s investment results for the first six months of 2012 and 2011 include net investment revenues from EFL’s operations of $52 million and $54 million, respectively.

Net investment income

Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.  Indemnity’s net investment income was unchanged in the second quarter of 2012, compared to the second quarter of 2011, while the Exchange’s net investment income decreased $1 million during the same period.  Indemnity’s net investment income was unchanged for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, while the Exchange’s net investment income increased $2 million during the same period.  The decrease in net investment income for the Exchange in the second quarter of 2012 was due to lower investment yields, offset somewhat by higher invested balances, while the increase for the first six months of 2012 was primarily due to higher invested balances.

Net realized gains on investments

Net realized gains and losses on investments include the changes in fair value of our common stock portfolio, as this portfolio is classified as trading, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized losses of $1 million in the second quarter of 2012, compared to gains of $6 million in the second quarter of 2011, while the Exchange generated net realized losses of $106 million, compared to gains of $33 million during the same periods.  Indemnity generated net realized gains of $2 million for the first six months ended June 30, 2012, compared to gains of $7 million for the six months ended June 30, 2011, while the Exchange generated net realized gains of $187 million, compared to gains of $181 million during the same periods.  Net realized gains for Indemnity decreased in the second quarter and first six months of 2012 due to lower realized gains across all security categories.  Net realized gains for the Exchange decreased in the second quarter of 2012 primarily due to valuation losses on common stocks, while net realized gains increased for the first six months of 2012 as valuation gains on common stocks more than offset lower realized gains across all other security categories.

Net impairment losses recognized in earnings

There were no net impairments losses recorded in earnings for Indemnity for the second quarter and six months ended June 30, 2012 and 2011.  There were no net impairments losses for the Exchange in the second quarter of 2012 and net impairment losses totaled $0.1 million for the six months ended June 30, 2012, compared to no impairment losses for the second quarter and the six months ended June 30, 2011.

Equity in earnings of limited partnerships

Indemnity’s equity in earnings of limited partnerships decreased $4 million in the second quarter of 2012, compared to the second quarter of 2011, while the Exchange’s equity in earnings of limited partnerships increased $3 million during the same period.  Indemnity’s equity in earnings of limited partnerships decreased $14 million for the six months ended

June 30, 2012, compared to the six months ended June 30, 2011, while the Exchange’s equity in earnings of limited partnerships decreased $38 million during the same period.  The decrease for Indemnity during the second quarter of 2012 was primarily due to lower earnings from private equity, while the increase for the Exchange was primarily due to higher earnings from real estate.  For the first six months of 2012, the decrease in earnings for both Indemnity and the Exchange was due primarily to lower earnings from the private equity and real estate sectors.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$ 0	$ 2	$ 0	$ 2
Preferred stock equity securities	0	2	0	3
Common stock equity securities	0	1	1	2
Common stock valuation adjustments	(1)	1	1	0
Total net realized gains – Indemnity (1)	$ (1)	$ 6	$ 2	$ 7
Exchange
Securities sold:
Fixed maturities	$ 13	$21	$ 19	$ 34
Preferred stock equity securities	2	10	3	15
Common stock equity securities	23	55	52	103
Common stock valuation adjustments	(144)	(53)	113	29
Total net realized gains – Exchange (1) (2)	$(106)	$33	$187	$181

(1)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)

The Exchange’s results for the second quarter of 2012 and 2011 include net realized gains from EFL’s operations of $4 million and $3 million, respectively. The Exchange’s results for the first six months of 2012 and 2011 include net realized gains from EFL of $4 million and $7 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Indemnity	(Unaudited)			(Unaudited)
Private equity	$ 1	$ 4	(66.4)%	$ 2	$11	(72.7)%
Mezzanine debt	1	1	(45.2)	3	3	(22.9)
Real estate	1	2	(5.3)	(1)	4	NM
Total equity in earnings of limited partnerships – Indemnity	$ 3	$ 7	(50.3)%	$ 4	$18	(76.0)%
Exchange
Private equity	$14	$17	(19.7)%	$28	$57	(50.2)%
Mezzanine debt	7	7	0.2	17	15	6.4
Real estate	13	7	89.2	9	20	(55.5)
Total equity in earnings of limited partnerships – Exchange (1)	$34	$31	8.0%	$54	$92	(41.6)%

NM = not meaningful

(1)    The Exchange’s results include equity in earnings of limited partnerships from EFL of $0.2 million for the second quarter of 2012 and $1 million for the second quarter of 2011.  The Exchange’s results for the first six months of 2012 and 2011 include equity in (losses) earnings of limited partnerships from EFL of $(0.2) million and $1 million, respectively.

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2012 reflect investment valuation changes resulting from the financial markets and the economy in the first quarter of 2012 and not the second quarter of 2012.

FINANCIAL CONDITION

Investments

Our investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns.  Investments are managed on a total return approach that focuses on current income and capital appreciation.  Our investment strategy also provides for liquidity to meet our short- and long-term commitments.

Distribution of investments

	Erie Insurance Group
(in millions)	Carrying value at June 30,		Carrying value at December 31,
	2012	% to total	2011	% to total
Indemnity	(Unaudited)
Fixed maturities	$ 510	67%	$ 548	68%
Equity securities:
Preferred stock	26	3	25	3
Common stock	28	4	27	4
Limited partnerships:
Private equity	80	10	82	10
Mezzanine debt	31	4	35	4
Real estate	88	12	91	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$ 764	100%	$ 809	100%
Exchange
Fixed maturities	$ 7,569	65%	$ 7,292	65%
Equity securities:
Preferred stock	605	5	564	5
Common stock	2,490	21	2,308	21
Limited partnerships:
Private equity	509	4	495	4
Mezzanine debt	190	2	201	2
Real estate	384	3	386	3
Life policy loans	15	0	15	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$11,766	100%	$11,265	100%
Total investments – Erie Insurance Group	$12,530		$12,074

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

Fixed maturities

Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $203 million, or 40%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 18%, of the fixed maturity portfolio for the Exchange at June 30, 2012.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.  Although some of our municipal holdings are insured, the underlying insurance does not improve the overall credit rating.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $9 million at June 30, 2012, compared to $8 million at December 31, 2011.  At June 30, 2012, the Exchange had net unrealized gains on fixed maturities of $373 million, compared to net unrealized gains of $301 million at December 31, 2011.

The following table presents a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (1)
	At June 30, 2012
(in millions)	(Unaudited)
					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Basic materials	$ 0	$ 0	$ 0	$ 7	$ 0	$ 7
Communications	0	0	18	7	0	25
Consumer	0	0	17	16	0	33
Energy	0	0	10	21	0	31
Financial	0	32	72	27	0	131
Government-municipal	89	83	22	9	0	203
Industrial	0	4	6	5	0	15
Structured securities (2)	18	0	1	2	0	21
Technology	0	0	6	5	0	11
Utilities	0	0	8	25	0	33
Total – Indemnity	$107	$ 119	$ 160	$ 124	$ 0	$ 510
Exchange
Basic materials	$ 0	$ 0	$ 43	$ 167	$ 6	$ 216
Communications	0	0	209	293	23	525
Consumer	0	31	292	513	18	854
Diversified	0	0	22	0	0	22
Energy	16	12	152	382	10	572
Financial	1	192	1,106	1,067	168	2,534
Foreign government	0	0	16	0	0	16
Funds	0	0	0	6	0	6
Government-municipal	408	806	149	29	2	1,394
Government sponsored entity	0	9	2	0	0	11
Industrial	0	6	92	202	15	315
Structured securities (2)	58	265	35	20	2	380
Technology	0	0	38	97	0	135
U.S. Treasury	0	6	0	0	0	6
Utilities	0	0	87	450	46	583
Total – Exchange	$483	$1,327	$2,243	$3,226	$290	$7,569

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

Equity securities

Our equity securities consist of common stock and nonredeemable preferred stock.  Investment characteristics of common stock and non-redeemable preferred stock differ from one another.  Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	June 30, 2012		December 31, 2011
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$ 1	$ 2	$ 1	$ 2
Consumer	0	15	0	15
Diversified	0	1	0	1
Energy	0	1	0	1
Financial	12	5	11	4
Industrial	0	3	0	3
Technology	3	1	3	1
Utilities	10	0	10	0
Total – Indemnity	$ 26	$ 28	$ 25	$ 27
Exchange
Basic materials	$ 0	$ 94	$ 0	$ 72
Communications	9	199	9	168
Consumer	6	838	5	763
Diversified	0	17	0	18
Energy	0	170	0	203
Financial	461	383	408	340
Funds	0	113	0	105
Government	1	0	0	0
Industrial	0	373	0	350
Technology	13	265	15	246
Utilities	115	38	127	43
Total – Exchange	$605	$2,490	$564	$2,308

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At June 30, 2012, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes, amounted to $1 million for Indemnity and $39 million for the Exchange, compared to $1 million for Indemnity and $21 million for the Exchange at December 31, 2011.

Our common stock portfolio is classified as a trading portfolio and is measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships

In the second quarter of 2012, investments in limited partnerships remained relatively flat from the investment levels at December 31, 2011.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the second quarter of 2012 reflect the partnership activity experienced in the first quarter of 2012.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At June 30,	At December 31,
	2012	2011
Indemnity	(Unaudited)
Private equity	$ 80	$ 82
Mezzanine debt	31	35
Real estate	88	91
Total limited partnerships – Indemnity	$ 199	$ 208
Exchange
Private equity	$ 509	$ 495
Mezzanine debt	190	201
Real estate	384	386
Total limited partnerships – Exchange	$1,083	$1,082

Liabilities

Property and casualty losses and loss expense reserves

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

Losses and loss expense reserves are presented on the Consolidated Statements of Financial Position on a gross basis.  The following table represents the direct and assumed losses and loss expense reserves by major line of business for our property and casualty insurance operations.  The reinsurance recoverable amount represents the related ceded amounts which results in the net liability attributable to the Property and Casualty Group.

	Property and Casualty Group
	At June 30,	At December 31,
(in millions)	2012	2011
	(Unaudited)
Gross reserve liability (1):
Personal auto	$1,088	$1,093
Automobile massive injury	361	356
Homeowners	408	313
Workers compensation	493	461
Workers compensation massive injury	99	99
Commercial auto	328	303
Commercial multi-peril	559	565
All other lines of business	277	309
Gross reserves	3,613	3,499
Reinsurance recoverable	152	151
Net reserve liability – Exchange	$3,461	$3,348

(1)

Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $87 million at June 30, 2012 and $84 million at December 31, 2011.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 265 claimants requiring lifetime medical care, of which 110 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $319 million at June 30, 2012, which is net of $141 million of anticipated reinsurance recoverables, compared to $315 million at December 31, 2011, which is net of $140 million of anticipated reinsurance recoverables.  The slight increase in the pre-1986 automobile massive injury reserves at June 30, 2012, compared to December 31, 2011, was primarily due to an increase in annual claim cost expectations on massive injury lifetime medical claims, while the workers compensation massive injury reserves remained flat.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from premiums collected and income from investments.  Our insurance operations provide liquidity in that premiums are collected in advance of paying losses under the policies purchased with those premiums.  Cash outflows for the property and casualty insurance business are generally variable since settlement dates for liabilities for unpaid losses and the potential for large losses, whether individual or in the aggregate, cannot be predicted with absolute certainty.  Accordingly, after satisfying our operating cash requirements, excess cash flows are used to build our investment operation’s portfolios in order to increase future investment income, which then may be used as a source of liquidity if cash from our insurance operations would not be sufficient to meet our obligations.  Cash provided from these sources is used primarily to fund losses and policyholder benefits, fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology.  We expect that our operating cash needs will be met by funds generated from operations.

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

Cash flow activities – Erie Insurance Group

The following table provides condensed consolidated cash flow information for the six months ended June 30:

(in millions)	Erie Insurance Group
	2012	2011
Net cash provided by operating activities	$191	$ 200
Net cash used in investing activities	(57)	(397)
Net cash used in financing activities	(79)	(124)
Net increase (decrease) in cash and cash equivalents	$ 55	$(321)

Net cash provided by operating activities totaled $191 million and $200 million for the first six months of 2012 and 2011, respectively.  Decreased cash from operating activities for the first six months of 2012 was driven primarily by an increase in income taxes paid, combined with an increase in other underwriting and acquisition costs paid and a decrease in limited partnership distributions compared to the first six months of 2011.  Offsetting this decrease was an increase in the premiums collected by the Exchange driven by the increase in premiums written, a decrease in loss and loss expenses paid, and a slight increase in net investment income received.

At June 30, 2012, we recorded a net deferred tax liability of $214 million on our Consolidated Statements of Financial Position.  Of this amount, $21 million is a net deferred tax asset attributable to Indemnity and $235 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2012.

Net cash used in investing activities totaled $57 million and $397 million for the first six months of 2012 and 2011, respectively.  The first six months of 2012 investing activities included decreased cash used to purchase certain common stocks and fixed maturities, offset somewhat by decreased cash generated from the sale of other common stocks, compared to the first six months of 2011.  At June 30, 2012, we had contractual commitments to invest up to $400 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $168 million, mezzanine debt securities was $127 million, and real estate activities was $105 million.

For a discussion of net cash used in financing activities, see the following “Cash flow activities – Indemnity,” for the primary drivers of financing cash flows related to Indemnity.

Cash flow activities – Indemnity

The following table is a summary of cash flows for Indemnity for the six months ended June 30:

(in millions)	Indemnity Shareholder Interest
	2012	2011
Net cash provided by operating activities	$ 66	$ 61
Net cash provided by (used in) investing activities	33	(181)
Net cash used in financing activities	(97)	(142)
Net increase (decrease) in cash and cash equivalents	$ 2	$(262)

See Item 1. “Financial Statements - Note 14. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities increased to $66 million for the first six months of 2012, compared to $61 million for the first six months of 2011.  Increased cash from operating activities for the first six months of 2012 was primarily due to an increase in management fee revenue received and reimbursements collected from affiliates.  Offsetting this increase were increases in cash paid for the pension contribution and employee benefits, income taxes and commissions paid to agents. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $320 million in the first six months of 2012, compared to $313 million for the first six months of 2011, as a result of an increase in cash paid for ordinary commissions.  Indemnity made a contribution to its pension plan for $16 million in January 2012.  In 2011, Indemnity’s pension contribution was made in the third quarter.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 60% of the net periodic benefit cost of the pension plan from its affiliates.

At June 30, 2012, Indemnity recorded a net deferred tax asset of $21 million.  There was no deferred tax valuation allowance recorded at June 30, 2012.  Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash provided by Indemnity’s investing activities totaled $33 million for the first six months of 2012, compared to cash used of $181 million for the first six months of 2011.  Indemnity’s first six months of 2012 investing activities included decreased cash used to purchase certain fixed maturities and increased cash generated from sales of other fixed maturities, compared to the first six months of 2011.  Also impacting Indemnity future investing activities are limited partnership commitments, which totaled $39 million at June 30, 2012, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $17 million, mezzanine debt securities was $10 million, and real estate activities was $12 million.

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

Net cash used in Indemnity’s financing activities totaled $97 million for the first six months of 2012, compared to $142 million for the first six months of 2011.  The decrease in cash used in financing activities for the first six months of 2012 was driven primarily by a decrease in the cash outlay for the purchase of treasury stock.  Indemnity repurchased 0.4 million shares, based upon settlement date, of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $26 million in the second quarter of 2012.  During the first six months of 2012, shares repurchased under this program totaled 0.6 million at a total cost of $44 million.  In the first six months of 2011, shares repurchased under this program totaled 1.3 million at a total cost of $90 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $95 million of repurchase authority remaining under this program at June 30, 2012 based upon trade date.

In January and June 2012, Indemnity also purchased 669 and 1,134 shares, respectively, of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $50,724, or $75.82 per share, and $79,125, or $69.78 per share, respectively, to settle payments due to two retired senior vice presidents under our long-term incentive plan.  These shares were delivered to the plan participants in January and June 2012, respectively.

Dividends paid to shareholders totaled $53 million for the first six months of 2012, compared to $52 million for the first six months of 2011.  Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.3% for 2012, compared to 2011.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Capital Outlook

We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity

Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $13 million at June 30, 2012, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $452 million at June 30, 2012.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at June 30, 2012.  At June 30, 2012, bonds with fair values of $112 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at June 30, 2012.

Exchange

Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $227 million at June 30, 2012, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $10.0 billion at June 30, 2012.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at June 30, 2012.  At June 30, 2012, bonds with fair values of $325 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at June 30, 2012.

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

Surplus Notes

Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six month period ended June 30, 2012 and 2011, Indemnity recognized interest income on the note of $0.8 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six month period ended June 30, 2012 and 2011, the Exchange recognized interest income on the note of $0.6 million.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to the property and casualty insurance losses and loss expense reserves, life insurance and annuity policy reserves, investment valuation, deferred acquisition costs related to life insurance and investment-type contracts, deferred taxes and retirement benefit plans.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2011 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2012.  See Item 1. “Financial Statements - Note 6. Fair Value,” contained within this report for additional information on our valuation of investments.

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

Deferred Acquisition Costs Related to Life Insurance and Investment-Type Contracts

Acquisition costs that vary with and relate to the production of life insurance and investment-type contracts are deferred.  Deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition.  As a result of new accounting guidance effective in 2012, these costs are limited to the successful acquisition of new and renewal contracts.  Such costs consist principally of commissions, premium taxes and policy issuance expenses.  The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share.  The amount of acquisition costs capitalized during the quarter and six months ended June 30, 2012 related to life insurance and investment-type contracts totaled $4.0 million and $7.7 million, respectively.  The amount of acquisition costs that would have been capitalized during the quarter and six months ended June 30, 2012 using the previous policy totaled $4.5 million and $8.7 million, respectively.

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

DAC is periodically reviewed for recoverability.  For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.  For universal life products and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.  There were no impairments to DAC in the second quarter of 2012 or 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2011 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2012.  There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2012.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended June 30, 2012:

				Approximate
(dollars in millions, except per				Dollar Value
share data)			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
April 1 – 30, 2012	69,317	$76.12	69,317	$115
May 1 – 31, 2012	121,662	71.12	121,662	106
June 1 – 30, 2012	165,672	70.05	164,538	95
Total	356,651		355,517

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

The month of June 2012 includes repurchases of 1,134 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $79,125, or $69.78 per share, to settle a payment due to a retired senior vice president under our long-term incentive plan.  These shares were delivered to the plan participant in June 2012.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

14.1	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Securities and Exchange Commission on April 25, 2012.

14.2

Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Securities and Exchange Commission on April 25, 2012.

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

Erie Indemnity Company
(Registrant)

Date: August 2, 2012	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

	By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO