Form 10-Q
period 2012-09-30
ERIE INDEMNITY CO
filed 2012-11-01
CIK 922621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  X   No ___

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

Large Accelerated Filer    X   Accelerated Filer ___ Non-Accelerated Filer ____Smaller Reporting Company ____

                                                                                                         (Do not check if a smaller

                                                                                                              reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 47,071,095 at October 17, 2012.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,544 at October 17, 2012.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Premiums earned	$1,137	$1,061	$3,333	$3,138
Net investment income	105	108	326	326
Net realized investment gains (losses)	169	(422)	358	(234)
Net impairment losses recognized in earnings	0	0	0	0
Equity in earnings of limited partnerships	41	40	99	150
Other income	8	9	24	26
Total revenues	1,460	796	4,140	3,406
Benefits and expenses
Insurance losses and loss expenses	912	848	2,571	2,724
Policy acquisition and underwriting expenses	278	253	835	749
Total benefits and expenses	1,190	1,101	3,406	3,473
Income (loss) from operations before income taxes and noncontrolling interest	270	(305)	734	(67)
Provision for income taxes	86	(125)	234	(54)
Net income (loss)	184	(180)	500	(13)

Less: Net income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	133	(227)	370	(156)

Net income attributable to Indemnity	$ 51	$ 47	$ 130	$ 143

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$ 1.08	$ 0.97	$ 2.73	$ 2.90
Class A common stock – diluted	$ 0.96	$ 0.87	$ 2.43	$ 2.59
Class B common stock – basic and diluted	$162.02	$146.67	$ 410.89	$439.39

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	47,188,741	48,503,383	47,476,693	49,176,124
Class B common stock	2,544	2,546	2,544	2,546

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	53,374,846	54,685,021	53,662,798	55,357,762
Class B common stock	2,544	2,546	2,544	2,546

Dividends declared per share
Class A common stock	$ 0.5525	$ 0.515	$ 1.6575	$ 1.545
Class B common stock	$82.8750	$77.250	$248.6250	$231.750

See accompanying notes to Consolidated Financial Statements.  See Note 14. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$ 184	$(180)	$ 500	$ (13)

Other comprehensive income (loss)
Change in unrealized holding gains on investments, net of tax expense (benefit) of $59, $(16), $112 and $11, respectively	110	(29)	208	20
Reclassification adjustment for gross gains included in net income, net of tax expense of $5, $5, $13 and $23, respectively	(11)	(8)	(25)	(44)
Other comprehensive income (loss)	99	(37)	183	(24)

Unrealized gains transferred to noncontrolling interest on sale of life affiliate, net of tax expense of $0, $0, $0 and $4, respectively	–	–	–	9
Comprehensive income (loss)	283	(217)	683	(28)
Less: Comprehensive income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	230	(263)	549	(169)
Total comprehensive income – Indemnity	$ 53	$ 46	$ 134	$ 141

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in millions, except per share data)

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $531 and $535, respectively)	$ 547	$ 548
Equity securities (cost of $27 and $24, respectively)	29	25
Trading securities, at fair value (cost of $24 and $23, respectively)	30	27
Limited partnerships (cost of $171 and $185, respectively)	195	208
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $6,909 and $6,829, respectively)	7,623	7,292
Equity securities (cost of $543 and $531, respectively)	624	564
Trading securities, at fair value (cost of $2,104 and $2,021, respectively)	2,639	2,308
Limited partnerships (cost of $976 and $1,003, respectively)	1,083	1,082
Other invested assets	20	19
Total investments	12,791	12,074

Cash and cash equivalents (Exchange portion of $392 and $174, respectively)	404	185
Premiums receivable from policyholders – Exchange	1,100	976
Reinsurance recoverable – Exchange	165	166
Deferred income taxes – Indemnity	16	19
Deferred acquisition costs – Exchange	505	487
Other assets (Exchange portion of $448 and $322, respectively)	563	441
Total assets	$15,544	$14,348

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$ 472	$ 455
Exchange liabilities
Losses and loss expense reserves	3,598	3,499
Life policy and deposit contract reserves	1,721	1,671
Unearned premiums	2,420	2,178
Deferred income taxes	367	147
Other liabilities	123	105
Total liabilities	8,701	8,055

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,294,400 and 68,289,600 shares issued, respectively; 47,122,718 and 47,861,842 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 2,544 and 2,546 shares authorized, issued and outstanding, respectively	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(101)	(105)
Retained earnings	1,945	1,894
Total contributed capital and retained earnings	1,862	1,807
Treasury stock, at cost, 21,171,682 and 20,427,758 shares, respectively	(1,080)	(1,026)
Total Indemnity shareholders’ equity	782	781

Noncontrolling interest in consolidated entity – Exchange	6,061	5,512
Total equity	6,843	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$15,544	$14,348

See accompanying notes to Consolidated Financial Statements.  See Note 14. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Premiums collected	$ 3,452	$ 3,213
Net investment income received	346	340
Limited partnership distributions	94	93
Service agreement fee received	23	25
Commissions and bonuses paid to agents	(470)	(450)
Losses paid	(2,050)	(2,221)
Loss expenses paid	(352)	(331)
Other underwriting and acquisition costs paid	(432)	(406)
Income taxes paid	(246)	(38)
Net cash provided by operating activities	365	225

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,466)	(1,482)
Preferred stock	(118)	(100)
Common stock	(750)	(1,198)
Limited partnerships	(64)	(108)
Sales/maturities of investments:
Fixed maturity sales	535	525
Fixed maturity calls/maturities	877	722
Preferred stock	106	63
Common stock	733	1,107
Sale of and returns on limited partnerships	141	82
Net purchase of property and equipment	(27)	(5)
Net distributions on agent loans	0	(1)
Net distributions on life policy loans	(1)	0
Net cash used in investing activities	(34)	(395)

Cash flows from financing activities
Annuity deposits and interest	72	74
Annuity surrenders and withdrawals	(59)	(60)
Universal life deposits and interest	17	24
Universal life surrenders	(7)	(13)
Purchase of treasury stock	(55)	(132)
Dividends paid to shareholders	(80)	(77)
Net cash used in financing activities	(112)	(184)

Net increase (decrease) in cash and cash equivalents	219	(354)
Cash and cash equivalents at beginning of period	185	430
Cash and cash equivalents at end of period	$ 404	$ 76

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.

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

Adopted accounting pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The amendments in this guidance specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred.  These costs must be directly related to underwriting, policy issuance and processing, medical and inspection reports and sales force contract selling.  The amendments also specify that advertising costs are only included as deferred acquisition costs if the direct-response advertising criteria are met.  ASU 2010-26 was effective for interim and annual reporting periods beginning after December 15, 2011.  We have elected to prospectively adopt this guidance.  The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share.  Acquisition costs capitalized during the three and nine months ended September 30, 2012 totaled $195 million and $559 million, respectively.  Acquisition costs that would have been capitalized during the three and nine months ended September 30, 2012 using the previous method of capitalization totaled $200 million and $574 million, respectively.  Included in this note below is our updated accounting policy under the caption “Deferred acquisition costs”.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements.  This guidance changes the description of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and certain other changes to converge with the fair value guidance of the International Accounting Standards Board (“IASB”).  The amendments in this guidance detail the requirements specific to measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments also clarify that a reporting entity should disclose quantitative information about the significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy.  ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011.  The adoption of this new guidance did not have a material impact on our consolidated financial statements. The additional disclosures required by this guidance have been included in Note 6. “Fair Value”.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income.  This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments in this guidance specify that an entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The disclosures required remain the same.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income – Deferral of The Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  The amendments in this ASU supersede changes to paragraphs in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented.  We have elected to present total comprehensive income in two separate but consecutive statements.  The disclosures required by this guidance have been included in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income.

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

Note 3.  Indemnity Earnings Per Share

Basic earnings per share are calculated under the two-class method, which allocates earnings to each class of stock based on its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1.  Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares and the effect of any potentially dilutive outstanding vested and not yet vested awards related to our outside directors’ stock compensation plan and any employee stock based awards.  In the first quarter of 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  See Note 15. “Indemnity Capital Stock”.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions,	Three months ended September 30,
except per share data)	2012			2011
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$51	47,188,741	$ 1.08	$47	48,503,383	$ 0.97
Dilutive effect of stock-based awards	0	80,505	–	0	71,238	–
Assumed conversion of Class B shares	0	6,105,600	–	0	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$51	53,374,846	$ 0.96	$47	54,685,021	$ 0.87
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 0	2,544	$162.02	$ 0	2,546	$146.67

	Indemnity Shareholder Interest
(dollars in millions,	Nine months ended September 30,
except per share data)	2012			2011
	Allocated	Weighted	Per-	Allocated	Weighted	Per-
	net income	shares	share	net income	shares	share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Class A – Basic EPS:
Income available to Class A stockholders	$129	47,476,693	$ 2.73	$142	49,176,124	$ 2.90
Dilutive effect of stock-based awards	0	80,505	–	0	71,238	–
Assumed conversion of Class B shares	1	6,105,600	–	1	6,110,400	–
Class A – Diluted EPS:
Income available to Class A stockholders
on Class A equivalent shares	$130	53,662,798	$ 2.43	$143	55,357,762	$ 2.59
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$ 1	2,544	$410.89	$ 1	2,546	$439.39

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

Indemnity has not provided financial or other support to the Exchange for the reporting periods presented.  At September 30, 2012, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Additionally, the nine months ended September 30, 2012 include an adjustment that reduced commission expense by $6 million which occurred in the second quarter of 2012.  This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  If these amounts had been correctly recorded, Indemnity’s commission expense would have been lower by $0.5 million and $0.7 million, for the years ended December 31, 2011 and 2010, respectively.

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

Life insurance operations

Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the third quarters of 2012 and 2011, investment activities on life insurance related assets generated revenues of $25 million and $29 million, respectively, resulting in EFL reporting income before income taxes of $12 million and $13 million, respectively, before intercompany eliminations.  For the nine months ended September 30, 2012 and 2011, investment activities on life insurance related assets generated revenues of $77 million and $83 million, respectively, resulting in EFL reporting income before taxes of $34 million and $38 million, respectively, before intercompany eliminations.

Investment operations

The investment operations segment performance is evaluated based upon appreciation of assets, rate of return and overall return.  Investment related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	For the three months ended September 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,118	$19			$1,137
Net investment income				$108	$ (3)	105
Net realized investment gains				169		169
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				41		41
Management fee revenue	$305				(305)	–
Service agreement and other revenue	8		0			8
Total revenues	313	1,118	19	318	(308)	1,460
Cost of management operations	247				(247)	–
Insurance losses and loss expenses		890	24		(2)	912
Policy acquisition and underwriting expenses		329	8		(59)	278
Total benefits and expenses	247	1,219	32	–	(308)	1,190
Income (loss) before income taxes	66	(101)	(13)	318	–	270
Provision for income taxes	23	(36)	(4)	103	–	86
Net income (loss)	$ 43	$ (65)	$ (9)	$215	$ –	$ 184

	Erie Insurance Group
(in millions)	For the three months ended September 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,045	$ 16			$1,061
Net investment income				$ 111	$ (3)	108
Net realized investment losses				(422)		(422)
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				40		40
Management fee revenue	$280				(280)	–
Service agreement and other revenue	8		1			9
Total revenues (losses)	288	1,045	17	(271)	(283)	796
Cost of management operations	226				(226)	–
Insurance losses and loss expenses		823	26		(1)	848
Policy acquisition and underwriting expense		302	7		(56)	253
Total benefits and expenses	226	1,125	33	–	(283)	1,101
Income (loss) before income taxes	62	(80)	(16)	(271)	–	(305)
Provision for income taxes	22	(28)	(6)	(113)	–	(125)
Net income (loss)	$ 40	$ (52)	$(10)	$(158)	$ –	$ (180)

	Erie Insurance Group
(in millions)	For the nine months ended September 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,279	$ 55		$ (1)	$3,333
Net investment income				$334	(8)	326
Net realized investment gains				358		358
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				99		99
Management fee revenue	$882				(882)	–
Service agreement and other revenue	23		1			24
Total revenues	905	3,279	56	791	(891)	4,140
Cost of management operations	734				(734)	–
Insurance losses and loss expenses		2,501	74		(4)	2,571
Policy acquisition and underwriting expenses		963	25		(153)	835
Total benefits and expenses	734	3,464	99	–	(891)	3,406
Income (loss) before income taxes	171	(185)	(43)	791	–	734
Provision for income taxes	60	(65)	(15)	254	–	234
Net income (loss)	$111	$ (120)	$(28)	$537	$ –	$ 500

	Erie Insurance Group
(in millions)	For the nine months ended September 30, 2011
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,089	$ 50		$ (1)	$3,138
Net investment income				$ 334	(8)	326
Net realized investment losses				(234)		(234)
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				150		150
Management fee revenue	$816				(816)	–
Service agreement and other revenue	25		1			26
Total revenues	841	3,089	51	250	(825)	3,406
Cost of management operations	667				(667)	–
Insurance losses and loss expenses		2,653	75		(4)	2,724
Policy acquisition and underwriting expenses		882	21		(154)	749
Total benefits and expenses	667	3,535	96	–	(825)	3,473
Income (loss) before income taxes	174	(446)	(45)	250	–	(67)
Provision for income taxes	61	(156)	(16)	57	–	(54)
Net income (loss)	$113	$ (290)	$(29)	$ 193	$ –	$ (13)

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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at September 30, 2012:

	Erie Insurance Group
	September 30, 2012
	Fair value measurements using:
		Quoted prices in active markets for	Observable	Unobservable
(in millions)	Total	identical assets Level 1	inputs Level 2	inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 195	$ 0	$ 195	$ 0
Corporate debt securities	335	0	334	1
Commercial mortgage-backed securities (CMBS)	6	0	6	0
Collateralized debt obligations (CDO)	3	0	0	3
Other debt securities	8	0	8	0
Total fixed maturities	547	0	543	4
Nonredeemable preferred stock	29	8	21	0
Total available-for-sale securities	576	8	564	4
Trading securities:
Common stock	30	30	0	0
Total trading securities	30	30	0	0
Total available-for-sale and trading securities – Indemnity	$ 606	$ 38	$ 564	$ 4
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 17	$ 5	$ 12	$ 0
States & political subdivisions	1,348	0	1,344	4
Foreign government securities	16	0	16	0
Corporate debt securities	5,886	6	5,846	34
Residential mortgage-backed securities (RMBS)	174	0	174	0
Commercial mortgage-backed securities (CMBS)	72	0	72	0
Collateralized debt obligations (CDO)	62	0	16	46
Other debt securities	48	0	43	5
Total fixed maturities	7,623	11	7,523	89
Nonredeemable preferred stock	624	263	355	6
Total available-for-sale securities	8,247	274	7,878	95
Trading securities:
Common stock	2,639	2,626	0	13
Total trading securities	2,639	2,626	0	13
Total available-for-sale and trading securities – Exchange	$10,886	$2,900	$7,878	$108
Total available-for-sale and trading securities – Erie Insurance Group	$11,492	$2,938	$8,442	$112

Level 3 Assets – Quarterly Change:

	Erie Insurance Group

(in millions)	Beginning	Included	Included in other			Transfers in and (out)	Ending balance at
	balance at June 30, 2012	in earnings (1)	comprehensive income	Purchases	Sales	of Level 3 (2)	September 30, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 1	$ 0	$0	$0	$ 0	$ 0	$ 1
Collateralized debt obligations (CDO)	4	0	0	0	(1)	0	3
Total fixed maturities	5	0	0	0	(1)	0	4
Total available-for-sale securities	5	0	0	0	(1)	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 5	$ 0	$0	$0	$(1)	$ 0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$ 0	$0	$0	$ 0	$ 0	$ 4
Corporate debt securities	23	0	1	0	0	10	34
Collateralized debt obligations (CDO)	27	0	0	0	(4)	23	46
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	59	0	1	0	(4)	33	89
Nonredeemable preferred stock	5	0	1	0	0	0	6
Total available-for-sale securities	64	0	2	0	(4)	33	95
Trading securities:
Common stock	14	(1)	0	0	0	0	13
Total trading securities	14	(1)	0	0	0	0	13
Total Level 3 assets – Exchange	$78	$(1)	$2	$0	$(4)	$33	$108
Total Level 3 assets – Erie Insurance Group	$83	$(1)	$2	$0	$(5)	$33	$112

(1)

Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statements of Operations. There were no unrealized gains included in earnings for the three months ended September 30, 2012 on Level 3 securities.

(2)

Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group

(in millions)	Beginning balance at	Included	Included in other			Transfers in and (out)	Ending balance at
	December 31, 2011	in earnings (1)	comprehensive income	Purchases	Sales	of Level 3 (2)	September 30, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$ 0	$0	$0	$0	$ 0	$ 1	$ 1
Collateralized debt obligations (CDO)	4	0	0	0	(1)	0	3
Total fixed maturities	4	0	0	0	(1)	1	4
Total available-for-sale securities	4	0	0	0	(1)	1	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$0	$0	$ (1)	$ 1	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$0	$0	$ 0	$ 0	$ 4
Corporate debt securities	12	0	1	1	(5)	25	34
Collateralized debt obligations (CDO)	29	1	3	0	(7)	20	46
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	1	4	1	(12)	45	89
Nonredeemable preferred stock	5	0	1	0	0	0	6
Total available-for-sale securities	55	1	5	1	(12)	45	95
Trading securities:
Common stock	12	2	0	0	(1)	0	13
Total trading securities	12	2	0	0	(1)	0	13
Total Level 3 assets – Exchange	$67	$3	$5	$1	$(13)	$45	$108
Total Level 3 assets – Erie Insurance Group	$71	$3	$5	$1	$(14)	$46	$112

(1)

Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statements of Operations. There was $2 million in unrealized gains included in earnings for the nine months ended September 30, 2012 on Level 3 securities.

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

For the three months ended September 30, 2012, transfers of $44 million from Level 1 to Level 2 and transfers of $36 million from Level 2 to Level 1 occurred.  Trading activity levels for these seven preferred stock securities and one fixed maturity security necessitated reclassification between Level 1 and Level 2.  Similarly, for the nine months ended September 30, 2012, transfers of $59 million from Level 1 to Level 2 and transfers of $54 million from Level 2 to Level 1 occurred.  Trading activity levels for these 12 preferred stock securities necessitated reclassification between Level 1 and Level 2.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	September 30, 2012
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity

Corporate debt securities	$ 1	1	Market approach	Non-binding broker quote	115.33

Collateralized debt obligations (CDO)	3	2	Income approach	Projected maturity date	Jun 2014 – Aug 2015
				Repayment at maturity	42-100%	88.2%
				Discount rate	7.5-15.0%	10.8%
				Projected LIBOR rate	0.42%
Total Level 3 assets – Indemnity	$ 4	3

Exchange

States & political subdivisions	$ 4	1	Market approach	Comparable security yield	0.43%
				Added yield due to lack of marketability	1.00%

Corporate debt securities	34	9	Market approach	Non-binding broker quote	107.16 – 120.00	110.66
				Comparable transaction EBITDA multiples	6.7 – 17.1x	7.5x
				Comparable security yield	6.00%

Collateralized debt obligations (CDO)	22	6	Income approach	Projected maturity date	Dec 2012 – Oct 2035
				Repayment at maturity	42-100%	93.7%
				Discount rate	7.0-15%	9.1%
				Projected LIBOR rate	0.42%

	24	3	Market approach	Comparable security yield	0-0.55%
				Added yield due to lack of marketability	1.00-2.80%
				Non-binding broker quote	8.50

Other debt securities	5	1	Income approach	Projected maturity date Repayment at maturity Discount rate	Jan 2029 100% 1.83%

Nonredeemable preferred stock	6	1	Market approach	Comparable security yield	7.21%

Common stock	13	4	Market approach	Comparable transaction EBITDA multiples	6.7 – 17.1x	7.5x
				Discount for lack of marketability	5 – 30%	30%
Total Level 3 assets – Exchange	$108	25
Total Level 3 assets – Erie Insurance Group	$112	28

Securities valued using unobservable inputs totaled $112 million at September 30, 2012.  These securities represent less than 0.9% of the total portfolio of the Erie Insurance Group.

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

The following table represents the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by asset class and level of input at December 31, 2011:

	Erie Insurance Group
	December 31, 2011

	Fair value measurements using:

(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$221	$ 0	$ 221	$0
Corporate debt securities	303	0	303	0
Commercial mortgage-backed securities (CMBS)	13	0	13	0
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	7	0	7	0
Total fixed maturities	548	0	544	4
Nonredeemable preferred stock	25	10	15	0
Total available-for-sale securities	573	10	559	4
Trading securities:
Common stock	27	27	0	0
Total trading securities	27	27	0	0
Total available-for-sale and trading securities – Indemnity	$600	$ 37	$ 559	$4
Exchange
Available-for-sale securities:
U.S. government & agencies	$17	$ 6	$ 11	$0
States & political subdivisions	1,379	0	1,375	4
Foreign government securities	15	0	15	0
Corporate debt securities	5,499	20	5,467	12
Residential mortgage-backed securities (RMBS)	189	0	189	0
Commercial mortgage-backed securities (CMBS)	66	0	66	0
Collateralized debt obligations (CDO)	65	0	36	29
Other debt securities	62	0	57	5
Total fixed maturities	7,292	26	7,216	50
Nonredeemable preferred stock	564	188	371	5
Total available-for-sale securities	7,856	214	7,587	55
Trading securities:
Common stock	2,308	2,296	0	12
Total trading securities	2,308	2,296	0	12
Total available-for-sale and trading securities – Exchange	$10,164	$2,510	$7,587	$67
Total available-for-sale and trading securities – Erie Insurance Group	$10,764	$2,547	$8,146	$71

Level 3 Assets – Quarterly Change:

	Erie Insurance Group

(in millions)	Beginning balance at June 30, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$ 0	$0	$0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$ 0	$0	$0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$ 0	$0	$0	$0	$ 4
Corporate debt securities	11	0	0	1	0	0	12
Collateralized debt obligations (CDO)	30	0	(1)	0	0	0	29
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	0	(1)	1	0	0	50
Nonredeemable preferred stock	7	0	(1)	0	0	0	6
Total available-for-sale securities	57	0	(2)	1	0	0	56
Trading securities:
Common stock	13	0	0	0	0	0	13
Total trading securities	13	0	0	0	0	0	13
Total Level 3 assets – Exchange	$70	$0	$(2)	$1	$0	$0	$69
Total Level 3 assets – Erie Insurance Group	$74	$0	$(2)	$1	$0	$0	$73

(1)

Includes losses as a result of other-than-temporary impairments and accrual of discount and amortization of premium. These amounts are reported in the Consolidated Statements of Operations. There were no unrealized gains included in earnings for the three months ended September 30, 2011 on Level 3 securities.

(2)

Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group

(in millions)	Beginning balance at December 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$ 4	$0	$ 0	$0	$ 0	$0	$ 4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Trading securities:
Common stock	0	0	0	0	0	0	0
Total trading securities	0	0	0	0	0	0	0
Total Level 3 assets – Indemnity	$ 4	$0	$ 0	$0	$ 0	$0	$ 4
Exchange
Available-for-sale securities:
States & political subdivisions	$ 4	$0	$ 0	$0	$ 0	$0	$ 4
Corporate debt securities	11	0	0	1	0	0	12
Collateralized debt obligations (CDO)	30	1	(1)	0	(1)	0	29
Other debt securities	10	0	0	0	(5)	0	5
Total fixed maturities	55	1	(1)	1	(6)	0	50
Nonredeemable preferred stock	7	0	(1)	0	0	0	6
Total available-for-sale securities	62	1	(2)	1	(6)	0	56
Trading securities:
Common stock	12	1	0	0	0	0	13
Total trading securities	12	1	0	0	0	0	13
Total Level 3 assets – Exchange	$74	$2	$(2)	$1	$(6)	$0	$69
Total Level 3 assets – Erie Insurance Group	$78	$2	$(2)	$1	$(6)	$0	$73

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

There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2011.

The following table sets forth the fair value measurements on a recurring basis for our consolidated available-for-sale and trading securities by pricing source at September 30, 2012:

	Erie Insurance Group
(in millions)	September 30, 2012
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$ 543	$0	$ 543	$ 0
Priced via market comparables/non-binding broker quotes (1)	1	0	0	1
Priced via unobservable inputs	3	0	0	3
Total fixed maturities	547	0	543	4
Nonredeemable preferred stock:
Priced via pricing services	27	8	19	0
Priced via market comparables/non-binding broker quotes (1)	2	0	2	0
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	29	8	21	0
Common stock:
Priced via pricing services	30	30	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced via unobservable inputs	0	0	0	0
Total common stock	30	30	0	0
Total available-for-sale and trading securities – Indemnity	$ 606	$38	$ 564	$ 4
Exchange
Fixed maturities:
Priced via pricing services	$ 7,497	$11	$7,486	$ 0
Priced via market comparables/non-binding broker quotes (1)	92	0	37	55
Priced via unobservable inputs	34	0	0	34
Total fixed maturities	7,623	11	7,523	89
Nonredeemable preferred stock:
Priced via pricing services	585	263	322	0
Priced via market comparables/non-binding broker quotes (1)	39	0	33	6
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	624	263	355	6
Common stock:
Priced via pricing services	2,626	2,626	0	0
Priced via market comparables/non-binding broker quotes (1)	13	0	0	13
Priced via unobservable inputs	0	0	0	0
Total common stock	2,639	2,626	0	13
Total available-for-sale and trading securities – Exchange	$10,886	$2,900	$7,878	$108
Total available-for-sale and trading securities – Erie Insurance Group	$11,492	$2,938	$8,442	$112

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012.

Note 7.  Investments

The following tables summarize the cost and fair value of our available-for-sale securities at September 30, 2012 and December 31, 2011:

	Erie Insurance Group
	September 30, 2012
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 181	$ 14	$ 0	$ 195
Corporate debt securities	333	2	0	335
Commercial mortgage-backed securities (CMBS)	6	0	0	6
Collateralized debt obligations (CDO)	3	0	0	3
Other debt securities	8	0	0	8
Total fixed maturities	531	16	0	547
Nonredeemable preferred stock	27	2	0	29
Total available-for-sale securities – Indemnity	$ 558	$ 18	$ 0	$ 576
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 16	$ 1	$ 0	$ 17
States & political subdivisions	1,238	111	1	1,348
Foreign government securities	15	1	0	16
Corporate debt securities	5,306	584	4	5,886
Residential mortgage-backed securities (RMBS)	166	8	0	174
Commercial mortgage-backed securities (CMBS)	67	5	0	72
Collateralized debt obligations (CDO)	57	5	0	62
Other debt securities	44	4	0	48
Total fixed maturities	6,909	719	5	7,623
Nonredeemable preferred stock	543	83	2	624
Total available-for-sale securities – Exchange	$7,452	$802	$ 7	$8,247
Total available-for-sale securities – Erie Insurance Group	$8,010	$820	$ 7	$8,823

	Erie Insurance Group
	December 31, 2011
(in millions)	Amortized	Gross unrealized	Gross unrealized	Estimated
	cost	gains	losses	fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$ 208	$ 13	$ 0	$ 221
Corporate debt securities	303	1	1	303
Commercial mortgage-backed securities (CMBS)	13	0	0	13
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	7	0	0	7
Total fixed maturities	535	14	1	548
Nonredeemable preferred stock	24	1	0	25
Total available-for-sale securities – Indemnity	$ 559	$ 15	$ 1	$ 573
Exchange
Available-for-sale securities:
U.S. government & agencies	$ 16	$ 1	$ 0	$ 17
States & political subdivisions	1,289	91	1	1,379
Foreign government securities	15	0	0	15
Corporate debt securities	5,144	386	31	5,499
Residential mortgage-backed securities (RMBS)	178	11	0	189
Commercial mortgage-backed securities (CMBS)	62	4	0	66
Collateralized debt obligations (CDO)	66	4	5	65
Other debt securities	59	3	0	62
Total fixed maturities	6,829	500	37	7,292
Nonredeemable preferred stock	531	45	12	564
Total available-for-sale securities – Exchange	$7,360	$545	$49	$7,856
Total available-for-sale securities – Erie Insurance Group	$7,919	$560	$50	$8,429

The amortized cost and estimated fair value of fixed maturities at September 30, 2012 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	September 30, 2012
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$ 168	$ 169
Due after one year through five years	255	259
Due after five years through ten years	45	49
Due after ten years	63	70
Total fixed maturities – Indemnity	$ 531	$ 547
Exchange
Due in one year or less	527	537
Due after one year through five years	2,241	2,427
Due after five years through ten years	2,799	3,165
Due after ten years	1,342	1,494
Total fixed maturities – Exchange	$6,909	$7,623
Total fixed maturities – Erie Insurance Group	$7,440	$8,170

Available-for-sale securities in a gross unrealized loss position at September 30, 2012 and December 31, 2011 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	September 30, 2012
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
Corporate debt securities	$ 54	$0	$ 5	$0	$ 59	$0	12
Commercial mortgage-backed securities (CMBS)	0	0	5	0	5	0	1
Collateralized debt obligations (CDO)	1	0	0	0	1	0	1
Total fixed maturities – Indemnity	55	0	10	0	65	0	14
Nonredeemable preferred stock	3	0	3	0	6	0	2
Total available-for-sale securities – Indemnity	$ 58	$0	$13	$0	$ 71	$0	16

Quality breakdown of fixed maturities:
Investment grade	$ 55	$0	$10	$0	$ 65	$0	14
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$ 55	$0	$10	$0	$ 65	$0	14

Exchange
Available-for-sale securities:
States & political subdivisions	$ 5	$1	$ 0	$0	$ 5	$1	2
Corporate debt securities	90	2	23	2	113	4	24
Residential mortgage-backed securities (RMBS)	10	0	0	0	10	0	1
Collateralized debt obligations (CDO)	6	0	31	0	37	0	4
Other debt securities	5	0	0	0	5	0	1
Total fixed maturities – Exchange	116	3	54	2	170	5	32
Nonredeemable preferred stock	39	0	33	2	72	2	13
Total available-for-sale securities – Exchange	$155	$3	$87	$4	$242	$7	45

Quality breakdown of fixed maturities:
Investment grade	$ 79	$2	$45	$1	$124	$3	24
Non-investment grade	37	1	9	1	46	2	8
Total fixed maturities – Exchange	$116	$3	$54	$2	$170	$5	32

	Erie Insurance Group
	December 31, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
Corporate debt securities	$220	$ 1	$ 0	$ 0	$220	$ 1	41
Commercial mortgage-backed securities (CMBS)	4	0	9	0	13	0	3
Other debt securities	5	0	2	0	7	0	2
Total fixed maturities – Indemnity	229	1	11	0	240	1	46
Nonredeemable preferred stock	4	0	3	0	7	0	3
Total available-for-sale securities – Indemnity	$233	$ 1	$ 14	$ 0	$247	$ 1	49

Quality breakdown of fixed maturities:
Investment grade	$229	$ 1	$ 11	$ 0	$240	$ 1	46
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$229	$ 1	$ 11	$ 0	$240	$ 1	46

Exchange
Available-for-sale securities:
States & political subdivisions	$ 7	$ 0	$ 6	$ 1	$ 13	$ 1	3
Corporate debt securities	635	27	50	4	685	31	108
Residential mortgage-backed securities (RMBS)	7	0	0	0	7	0	4
Commercial mortgage-backed securities (CMBS)	5	0	0	0	5	0	1
Collateralized debt obligations (CDO)	0	0	32	5	32	5	6
Other debt securities	9	0	0	0	9	0	2
Total fixed maturities – Exchange	663	27	88	10	751	37	124
Nonredeemable preferred stock	168	11	34	1	202	12	27
Total available-for-sale securities – Exchange	$831	$38	$122	$11	$953	$49	151

Quality breakdown of fixed maturities:
Investment grade	$625	$26	$ 79	$ 9	$704	$35	109
Non-investment grade	38	1	9	1	47	2	15
Total fixed maturities – Exchange	$663	$27	$ 88	$10	$751	$37	124

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

Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Indemnity
Fixed maturities	$ 4	$ 3	$ 10	$ 10
Equity securities	0	1	2	2
Cash equivalents and other	1	0	1	1
Total investment income	5	4	13	13
Less: investment expenses	1	0	1	1
Investment income, net of expenses – Indemnity	$ 4	$ 4	$ 12	$ 12
Exchange
Fixed maturities	$ 87	$ 91	$266	$ 275
Equity securities	23	21	72	63
Cash equivalents and other	0	0	2	0
Total investment income	110	112	340	338
Less: investment expenses	9	8	26	24
Investment income, net of expenses – Exchange	$101	$104	$314	$ 314
Investment income, net of expenses – Erie Insurance Group	$105	$108	$326	$ 326

Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 0	$ 0	$ 0	$ 2
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	2
Equity securities:
Gross realized gains	0	0	0	3
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	3
Trading securities:
Common stock:
Gross realized gains	0	0	1	2
Gross realized losses	0	0	0	0
Valuation adjustments	2	(6)	3	(6)
Net realized gains (losses)	2	(6)	4	(4)
Net realized investment gains (losses) – Indemnity	$ 2	$ (6)	$ 4	$ 1
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$ 22	$ 15	$ 47	$ 66
Gross realized losses	(6)	(5)	(12)	(22)
Net realized gains	16	10	35	44
Equity securities:
Gross realized gains	5	3	10	19
Gross realized losses	(5)	0	(7)	(1)
Net realized gains	0	3	3	18
Trading securities:
Common stock:
Gross realized gains	37	56	122	183
Gross realized losses	(24)	(35)	(57)	(59)
Valuation adjustments	138	(450)	251	(421)
Net realized gains (losses)	151	(429)	316	(297)
Net realized investment gains (losses) – Exchange	$167	$(416)	$354	$(235)
Net realized investment gains (losses) – Erie Insurance Group	$169	$(422)	$358	$(234)

There were no impairment losses for the Indemnity in the third quarter and nine months ended September 30, 2012 and 2011. The Exchange recorded no impairments for the third quarter of 2012, compared to $0.3 million for the third quarter of 2011. For the nine months ended September 30, 2012, the Exchange recorded impairments of $0.1 million compared to $0.3 million for the nine months ended September 30, 2011.

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

Limited partnerships

Our limited partnership investments are recorded using the equity method of accounting.  As these investments are generally reported on a one-quarter lag, our year-to-date limited partnership results through September 30, 2012 are comprised of partnership financial results for the fourth quarter of 2011 and first six months of 2012.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2012.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the nine months ended September 30, 2012 and for the year ended December 31, 2011.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through September 30, 2012 include partnership financial results for the fourth quarter of 2011 and first six months of 2012.

	Erie Insurance Group
	As of and for the nine months ended September 30, 2012

(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$ 64	$ (2)	$ 3
Greater than or equal to 10% but less than 50%	3	12	3	0
Greater than 50%	0	0	0	0
Total private equity	29	76	1	3
Mezzanine debt:
Less than 10%	11	19	(2)	5
Greater than or equal to 10% but less than 50%	3	10	0	1
Greater than 50%	1	1	0	0
Total mezzanine debt	15	30	(2)	6
Real estate:
Less than 10%	12	61	0	0
Greater than or equal to 10% but less than 50%	3	18	1	0
Greater than 50%	3	10	1	0
Total real estate	18	89	2	0
Total limited partnerships – Indemnity	62	$ 195	$ 1	$ 9
Exchange
Private equity:
Less than 10%	41	$ 448	$14	$17
Greater than or equal to 10% but less than 50%	3	56	14	(1)
Greater than 50%	0	0	0	0
Total private equity	44	504	28	16
Mezzanine debt:
Less than 10%	17	129	(6)	23
Greater than or equal to 10% but less than 50%	3	26	1	4
Greater than 50%	3	38	(2)	4
Total mezzanine debt	23	193	(7)	31
Real estate:
Less than 10%	22	294	4	14
Greater than or equal to 10% but less than 50%	5	57	(1)	0
Greater than 50%	3	35	6	(2)
Total real estate	30	386	9	12
Total limited partnerships – Exchange	97	$1,083	$30	$59
Total limited partnerships – Erie Insurance Group		$1,278	$31	$68

Per the limited partnership financial statements, total partnership assets were $53 billion and total partnership liabilities were $5 billion at September 30, 2012 (as recorded in the June 30, 2012 limited partnership financial statements).  For the nine month period comparable to that presented in the preceding table (fourth quarter 2011 and first two quarters of 2012), total partnership valuation adjustment gains were $0.9 billion and total partnership net income was $4.0 billion.

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

Note 8.  Bank Line of Credit

As of September 30, 2012, Indemnity has available a $100 million bank revolving line of credit that expires on November 3, 2016.  There were no borrowings outstanding on the line of credit as of September 30, 2012.  Bonds with a fair value of $111 million were pledged as collateral on the line at September 30, 2012.

As of September 30, 2012, the Exchange has available a $300 million bank revolving line of credit that expires on October 28, 2016.  There were no borrowings outstanding on the line of credit as of September 30, 2012.  Bonds with a fair value of $328 million were pledged as collateral on the line at September 30, 2012.

Securities pledged as collateral on both lines have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of September 30, 2012.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at September 30, 2012.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At September 30, 2012, we recorded a net deferred tax liability of $351 million on our Consolidated Statements of Financial Position.  Of this amount, $16 million is a net deferred tax asset attributable to Indemnity and $367 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at September 30, 2012.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

The components of net periodic benefit cost for our postretirement benefits are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$ 5	$ 4	$ 16	$ 13
Interest cost	6	6	18	17
Expected return on plan assets	(6)	(7)	(20)	(20)
Amortization of prior service cost	1	1	1	1
Amortization of actuarial loss	2	1	8	4
Net periodic benefit cost	$ 8	$ 5	$ 23	$ 15

Note 11.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of shareholders’ equity and noncontrolling interest is presented as follows for the year ended December 31, 2011 and for the nine months ended September 30, 2012:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2010	$912	$5,422	$6,334
Net income	169	99	268
Change in other comprehensive loss, net of tax	(52)	(9)	(61)
Realized gain on sale of life affiliate, net of tax	8	–	8
Net purchase of treasury stock	(154)	–	(154)
Dividends declared:
Class A $2.0975 per share	(101)	–	(101)
Class B $314.625 per share	(1)	–	(1)
Balance at December 31, 2011	$781	$5,512	$6,293
Net income	130	370	500
Change in other comprehensive income, net of tax	4	179	183
Net purchase of treasury stock	(54)	–	(54)
Dividends declared:
Class A $1.6575 per share	(78)	–	(78)
Class B $248.625 per share	(1)	–	(1)
Balance at September 30, 2012	$782	$6,061	$6,843

Note 12.  Indemnity Accumulated Other Comprehensive Income (Loss)

A rollforward of accumulated other comprehensive loss attributable to the Indemnity shareholder interest is presented as follows for the nine months ended September 30, 2012:

	Indemnity Shareholder Interest
	Nine months ended September 30, 2012
(in millions)	Unrealized net appreciation of investments	Net losses associated with postretirement benefits	Total
Balance at December 31, 2011	$11	$(116)	$(105)
Change in other comprehensive income, net of tax:
Unrealized appreciation of investments, net of tax	4	–	4
Reclassification adjustment for gross gains included in income, net of tax	0	–	0
Change in other comprehensive income, net of tax	4	–	4
Balance at September 30, 2012	$15	$(116)	$(101)

Note 13.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $36 million related to its limited partnership investments at September 30, 2012.  These commitments are split between private equity securities of $16 million, mezzanine debt securities of $10 million, and real estate activities of $10 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $338 million related to its limited partnership investments at September 30, 2012.  These commitments are split between private equity securities of $144 million, mezzanine debt securities of $110 million, and real estate activities of $84 million.  These commitments will be funded as required by the partnership agreements.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our consolidated financial condition, operations or cash flows.  Legal fees are expensed as incurred.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our consolidated financial condition, operations or cash flows.

We review all litigation on an ongoing basis when making accrual and disclosure decisions.  For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  In the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the Indemnity shareholder interest or the consolidated financial statements of Erie Indemnity Company.

Note 14.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	September 30, 2012
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 547	$ 7,623	$ –	$ 8,170
Equity securities	29	624	–	653
Trading securities, at fair value	30	2,639	–	2,669
Limited partnerships	195	1,083	–	1,278
Other invested assets	1	20	–	21
Total investments	802	11,989	–	12,791
Cash and cash equivalents	12	392	–	404
Premiums receivable from policyholders	–	1,100	–	1,100
Reinsurance recoverable	–	165	–	165
Deferred income taxes	16	–	–	16
Deferred acquisition costs	–	505	–	505
Other assets	115	448	–	563
Receivables from the Exchange and other affiliates	286	–	(286)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,256	$14,599	$(311)	$15,544
Liabilities
Losses and loss expense reserves	$ –	$ 3,598	$ –	$ 3,598
Life policy and deposit contract reserves	–	1,721	–	1,721
Unearned premiums	–	2,420	–	2,420
Deferred income taxes	–	367	–	367
Other liabilities	474	432	(311)	595
Total liabilities	474	8,538	(311)	8,701
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	782	–	–	782
Noncontrolling interest in consolidated entity – Exchange	–	6,061	–	6,061
Total equity	782	6,061	–	6,843
Total liabilities, shareholders’ equity and noncontrolling interest	$1,256	$14,599	$(311)	$15,544

Consolidating Statement of Financial Position

	Erie Insurance Group
	December 31, 2011
(in millions)	Indemnity	Exchange	Reclassifications	Erie
	shareholder	noncontrolling	and	Insurance
Assets	interest	interest	eliminations	Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$ 548	$ 7,292	$ –	$ 7,840
Equity securities	25	564	–	589
Trading securities, at fair value	27	2,308	–	2,335
Limited partnerships	208	1,082	–	1,290
Other invested assets	1	19	–	20
Total investments	809	11,265	–	12,074
Cash and cash equivalents	11	174	–	185
Premiums receivable from policyholders	–	976	–	976
Reinsurance recoverable	–	166	–	166
Deferred income taxes	19	–	–	19
Deferred acquisition costs	–	487	–	487
Other assets	119	322	–	441
Receivables from the Exchange and other affiliates	254	–	(254)	–
Note receivable from EFL	25	–	(25)	–
Total assets	$1,237	$13,390	$(279)	$14,348
Liabilities
Losses and loss expense reserves	$ –	$ 3,499	$ –	$ 3,499
Life policy and deposit contract reserves	–	1,671	–	1,671
Unearned premiums	–	2,178	–	2,178
Deferred income taxes	–	147	–	147
Other liabilities	456	383	(279)	560
Total liabilities	456	7,878	(279)	8,055
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	781	–	–	781
Noncontrolling interest in consolidated entity – Exchange	–	5,512	–	5,512
Total equity	781	5,512	–	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$1,237	$13,390	$(279)	$14,348

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For both of the nine month periods ended September 30, 2012 and 2011, Indemnity recognized interest income on the note of $1.3 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)			Three months ended		Nine months ended
			September 30,		September 30,
	Percent		2012	2011	2012	2011
Management operations:
Management fee revenue, net	100.0%		$305	$280	$882	$816
Service agreement revenue	100.0%		8	8	23	25
Total revenue from management operations			313	288	905	841
Cost of management operations	100.0%		247	226	734	667
Income from management operations before taxes			66	62	171	174

Life insurance operations: (1) (2)
Total revenue	21.6%	(2)	–	–	–	10
Total benefits and expenses	21.6%	(2)	–	–	–	7
Income from life insurance operations before taxes			–	–	–	3

Investment operations:
Net investment income			4	4	12	12
Net realized gains (losses) on investments			2	(6)	4	1
Net impairment losses recognized in earnings			0	0	0	0
Equity in earnings of limited partnerships			6	7	10	25
Income from investment operations before taxes			12	5	26	38

Income from operations before income taxes			78	67	197	215
Provision for income taxes			27	20	67	72
Net income			$ 51	$ 47	$130	$143

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

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Nine months ended September 30,
	2012	2011
Management fee received	$ 851	$ 791
Service agreement fee received	23	25
Net investment income received	19	17
Limited partnership distributions	11	14
Decrease in reimbursements collected from affiliates	(2)	(13)
Commissions and bonuses paid to agents	(470)	(450)
Salaries and wages paid	(99)	(95)
Pension contribution and employee benefits paid	(36)	(32)
General operating expenses paid	(99)	(93)
Income taxes paid	(54)	(51)
Net cash provided by operating activities	144	113
Net cash used in investing activities	(8)	(180)
Net cash used in financing activities	(135)	(209)
Net increase (decrease) in cash and cash equivalents	1	(276)
Cash and cash equivalents at beginning of period	11	310
Cash and cash equivalents at end of period	$ 12	$ 34

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

Stock repurchase program

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $84 million of repurchase authority remaining under this program at September 30, 2012.

Note 16.  Subsequent Events

We have evaluated for recognized and nonrecognized subsequent events through the date of financial statement issuance.  With the exception of the below mentioned item, no additional items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

Our property and casualty insurance operations will likely incur losses arising from or related to Hurricane Sandy.  Given the timing of the event and the limited information available as of the date of financial statement issuance, we are unable to reasonably estimate the amount of losses likely to be incurred.  The underwriting results, net of any applicable reinsurance, of the property and casualty insurance operations accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest.

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

(in millions)	Indemnity shareholder interest			Noncontrolling interest (Exchange)			Eliminations of related party transactions		Erie Insurance Group
	Three months ended September 30,				Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	Percent	2012	2011	Percent	2012	2011	2012	2011	2012	2011
Management operations:
Management fee revenue, net	100.0%	$305	$280		$ –	$ –	$(305)	$(280)	$ –	$ –
Service agreement revenue	100.0%	8	8		–	–	–	–	8	8
Total revenue from management operations		313	288		–	–	(305)	(280)	8	8
Cost of management operations	100.0%	247	226		–	–	(247)	(226)	–	–
Income from management operations before taxes		66	62		–	–	(58)	(54)	8	8

Property and casualty insurance operations:
Net premiums earned		–	–	100.0%	1,118	1,045	–	–	1,118	1,045
Losses and loss expenses		–	–	100.0%	890	823	(2)	(1)	888	822
Policy acquisition and underwriting expenses		–	–	100.0%	329	302	(59)	(56)	270	246
Loss from property and casualty insurance operations before taxes		–	–		(101)	(80)	61	57	(40)	(23)

Life insurance operations: (1)
Total revenue		–	–	100.0%	44	46	0	0	44	46
Total benefits and expenses		–	–	100.0%	32	33	0	0	32	33
Income from life insurance operations before taxes		–	–		12	13	0	0	12	13

Investment operations:
Net investment income		4	4		81	83	(3)	(3)	82	84
Net realized gains (losses) on investments		2	(6)		165	(421)	–	–	167	(427)
Net impairment losses recognized in earnings		0	0		0	0	–	–	0	0
Equity in earnings of limited partnerships		6	7		35	33	–	–	41	40
Income (loss) from investment operations before taxes		12	5		281	(305)	(3)	(3)	290	(303)

Income (loss) from operations before income taxes and noncontrolling interest		78	67		192	(372)	–	–	270	(305)
Provision for income taxes		27	20		59	(145)	–	–	86	(125)
Net income (loss)		$51	$ 47		$ 133	$ (227)	$ –	$ –	$ 184	$ (180)

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

Operating results in the third quarter of 2012 were impacted primarily by improved earnings from our investment operations, offset slightly by increased losses in our property and casualty insurance operations, compared to the third quarter of 2011.  Our investment operations improved as a result of net realized gains on investments compared to losses in the third quarter of 2011.  The Exchange’s property and casualty insurance operations experienced a 7.0% increase in earned premium, driven by increases in policies in force and the average premium per policy.  The Exchange’s losses from its property and casualty insurance operations increased primarily due to less favorable development on prior accident year loss reserves, offset somewhat by lower catastrophe losses compared to the third quarter of 2011.

(in millions)	Indemnity shareholder interest				Noncontrolling interest (Exchange)			Eliminations of related party transactions		Erie Insurance Group
	Nine months ended September 30,					Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	Percent		2012	2011	Percent	2012	2011	2012	2011	2012	2011
Management operations:
Management fee revenue, net	100.0%		$882	$816		$ –	$ –	$(882)	$(816)	$ –	$ –
Service agreement revenue	100.0%		23	25		–	–	–	–	23	25
Total revenue from management operations			905	841		–	–	(882)	(816)	23	25
Cost of management operations	100.0%		734	667		–	–	(734)	(667)	–	–
Income from management operations before taxes			171	174		–	–	(148)	(149)	23	25

Property and casualty insurance operations:
Net premiums earned			–	–	100.0%	3,279	3,089	–	–	3,279	3,089
Losses and loss expenses			–	–	100.0%	2,501	2,653	(4)	(4)	2,497	2,649
Policy acquisition and underwriting expenses			–	–	100.0%	963	882	(153)	(154)	810	728
Loss from property and casualty insurance operations before taxes			–	–		(185)	(446)	157	158	(28)	(288)

Life insurance operations: (1) (2)
Total revenue	21.6%	(2)	–	10	78.4% (2)	133	124	(1)	(1)	132	133
Total benefits and expenses	21.6%	(2)	–	7	78.4% (2)	99	89	0	0	99	96
Income from life insurance operations before taxes			–	3		34	35	(1)	(1)	33	37

Investment operations:
Net investment income			12	12		251	252	(8)	(8)	255	256
Net realized gains (losses) on investments			4	1		348	(247)	–	–	352	(246)
Net impairment losses recognized in earnings			0	0		0	0	–	–	0	0
Equity in earnings of limited partnerships			10	25		89	124	–	–	99	149
Income from investment operations before taxes			26	38		688	129	(8)	(8)	706	159

Income (loss) from operations before income taxes and noncontrolling interest			197	215		537	(282)	–	–	734	(67)
Provision for income taxes			67	72		167	(126)	–	–	234	(54)
Net income (loss)			$130	$143		$ 370	$ (156)	$ –	$ –	$ 500	$ (13)

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

Operating results in the first nine months of 2012 were impacted primarily by increased earnings from our investment operations and lower losses from our property and casualty insurance operations, compared to the first nine months of 2011.  Our investment operations improved primarily as a result of net realized gains on investments, compared to losses in the first nine months of 2011, offset somewhat by lower equity in earnings of limited partnerships.  The Exchange’s property and casualty insurance operations experienced a 6.1% increase in earned premium, driven by increases in policies in force and the average premium per policy.  The Exchange’s losses from its property and casualty insurance operations decreased primarily due to lower catastrophe losses, offset by less favorable development on prior accident year loss reserves compared to the first nine months of 2011.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$ 50	$ 51	$ 128	$ 142
Net realized gains (losses) and impairments on investments	2	(6)	4	1
Income tax (expense) benefit	(1)	2	(2)	0
Realized gains (losses) and impairments, net of income taxes	1	(4)	2	1
Net income attributable to Indemnity	$ 51	$ 47	$ 130	$ 143

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.93	$0.93	$2.38	$2.57
Net realized gains (losses) and impairments on investments	0.05	(0.09)	0.08	0.03
Income tax (expense) benefit	(0.02)	0.03	(0.03)	(0.01)
Realized gains (losses) and impairments, net of income taxes	0.03	(0.06)	0.05	0.02
Net income attributable to Indemnity	$0.96	$0.87	$2.43	$2.59

Summary of Results – Indemnity Shareholder Interest

Three months ended September 30, 2012

Net income attributable to Indemnity per share-diluted was $0.96 per share in the third quarter of 2012, compared to $0.87 per share in the third quarter of 2011.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.93 per share in both the third quarters of 2012 and 2011.

Nine months ended September 30, 2012

Net income attributable to Indemnity per share-diluted was $2.43 per share for the nine months ended September 30, 2012, compared to $2.59 per share for the nine months ended September 30, 2011.  The nine months ended September 30, 2011 net income per share-diluted amount includes $0.02 per share related to the life insurance operations sold to the Exchange.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $2.38 per share for the nine months ended September 30, 2012, compared to $2.57 per share for the nine months ended September 30, 2011.  The nine months ended September 30, 2011 operating income per share-diluted amount includes $0.02 per share related to the life insurance operations sold to the Exchange.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with almost 10,000 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

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

Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products.  On that basis, for presentation purposes, the life insurance operations segment discussion includes the life insurance related investment results.  However, also for presentation purposes, the segment footnote and the investment operations segment discussion also include the life insurance investment results as part of the Exchange’s investment results.

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

Earnings from our investment operations increased in the third quarter of 2012, compared to the third quarter of 2011, due to net realized gains in the third quarter of 2012.  Net realized gains totaled $169 million, compared to losses of $422 million in the prior year quarter, primarily reflecting valuation gains on our common stock portfolio in the third quarter of 2012 compared to valuation losses in the third quarter of 2011.  Net investment income totaled $105 million in the third quarter of 2012, compared to $108 million in the third quarter of 2011.  Equity in earnings of limited partnerships was $41 million in the third quarter of 2012, compared to $40 million in the third quarter of 2011.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, our third quarter 2012 partnership earnings reflect the market conditions experienced in the second quarter of 2012 and not in the third quarter of 2012.

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

Financial market volatility

Our portfolio of fixed income, preferred and common stocks, and limited partnerships are subject to market volatility especially in periods of instability in the worldwide financial markets.  Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations.  Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in our reported total investment income, which could have an adverse impact on our financial condition, results of operations and cash flows.

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

Management Operations

Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
Management fee revenue, net	$305	$280	8.8%	$882	$816	8.1%
Service agreement revenue	8	8	(7.4)	23	25	(8.1)
Total revenue from management operations	313	288	8.3	905	841	7.6
Cost of management operations	247	226	9.5	734	667	10.1
Income from management operations –Indemnity (1)	$ 66	$ 62	4.0%	$171	$174	(2.2)%
Gross margin	20.9%	21.7%	(0.8)pts.	18.8%	20.7%	(1.9)pts.

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

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,215	$1,119	8.6%	$3,532	$3,271	8.0%
Management fee rate	25.00%	25.00%		25.00%	25.00%
Management fee revenue, gross	304	280	8.6	883	818	8.0
Change in allowance for management fee returned on cancelled policies (1)	1	–	NM	(1)	(2)	NM
Management fee revenue, net of allowance	$ 305	$ 280	8.8%	$ 882	$ 816	8.1%

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 8.6% in the third quarter of 2012, compared to the third quarter of 2011, due to a 3.4% increase in policies in force and a 4.1% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.8% at September 30, 2012, compared to 90.7% at December 31, 2011, and 90.8% at September 30, 2011.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2012 and 2011.  Changes in the management fee rate can affect the segment’s revenue and net income significantly.

Service agreement revenue

Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $8 million in both the third quarters of 2012 and 2011, and $23 million and $25 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in service agreement revenue resulted from a slight decline in late payment and policy reinstatement fees and a continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
Commissions	$163	$151	8.2%	$477	$446	7.0%
Non-commission expense	84	75	12.2	257	221	16.3
Total cost of management operations	$247	$226	9.5%	$734	$667	10.1%

Commissions – Commissions increased $12 million in the third quarter of 2012 and $31 million for the nine months ended September 30, 2012, compared to the same respective periods in 2011, primarily as a result of the 8.6% and 8.0%, respectively, increase in direct written premium of the Property and Casualty Group.  Impacting this increase for the nine months ended September 30, 2012, was an adjustment that reduced commission expense by $6 million that occurred in the second quarter of 2012.  This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  If these amounts had been correctly recorded, Indemnity’s commission expense would have been lower by $0.5 million and $0.7 million, for the years ended December 31, 2011 and 2010, respectively.

Non-commission expense – Non-commission expense increased $9 million in the third quarter of 2012, compared to the third quarter of 2011.  Sales, policy issuance, advertising, and underwriting costs increased $2 million primarily due to increased levels of applications and policies and increased agent related advertising and support.  Information technology costs increased $3 million, which included $1 million of personnel costs, $1 million of software costs and $1 million of professional fees.  Personnel and all other operating costs, excluding information technology related costs, increased $4 million as a result of a $2 million increase related to higher staffing levels primarily associated with policy acquisition and customer service functions, a $1 million increase in pension costs, and a $1 million increase in the estimate for annual incentive plan compensation related to growth and underwriting performance.

For the nine months ended September 30, 2012, non-commission expense increased $36 million, compared to the nine months ended September 30, 2011.  Sales, policy issuance, advertising, and underwriting costs increased $8 million primarily due to increased levels of applications and policies and increased agent related advertising and support.  Information technology costs increased $13 million, which included $4 million of personnel costs, $5 million of software costs and $4 million of professional fees.  Personnel and all other operating costs, excluding information technology related costs, increased $15 million as a result of a $7 million increase related to higher staffing levels primarily associated with policy acquisition and customer service functions, a $4 million increase in pension and health care costs, and a $4 million increase in the estimate for annual incentive plan compensation related to growth and underwriting performance.

Gross margin

The gross margin in the third quarter of 2012 was 20.9%, compared to 21.7% in the third quarter of 2011, and was 18.8% for the nine months ended September 30, 2012, compared to 20.7% for the nine months ended September 30, 2011, as a result of expense increases outpacing revenue growth.  Excluding the adjustment that reduced commission expense by $6 million that occurred in the second quarter of 2012, the gross margin would have been 18.2% for the nine months ended September 30, 2012.

                                `Table of Contents

Property and Casualty Insurance Operations

The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2012	2011	% Change		2012	2011	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,215	$1,119	8.6%		$3,532	$3,271	8.0%
Reinsurance – assumed and ceded	(8)	(4)	(81.1)		(22)	(12)	(82.3)
Net written premium	1,207	1,115	8.4		3,510	3,259	7.7
Change in unearned premium	89	70	28.7		231	170	36.2
Net premiums earned	1,118	1,045	7.0		3,279	3,089	6.1
Losses and loss expenses:
Current accident year, excluding catastrophe losses	794	746	6.2		2,200	2,092	5.1
Current accident year catastrophe losses	114	174	(34.4)		343	777	(55.8)
Prior accident years, including prior year catastrophe losses	(18)	(97)	73.1		(42)	(216)	80.6
Losses and loss expenses	890	823	7.9		2,501	2,653	(5.8)
Policy acquisition and other underwriting expenses	329	302	8.7		963	882	9.0
Total losses and expenses	1,219	1,125	8.1		3,464	3,535	(2.1)
Underwriting loss – Exchange (1)	$ (101)	$ (80)	(22.6)%		$ (185)	$ (446)	58.9%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	70.9%	71.4%	(0.5	)pts.	67.0%	67.7%	(0.7	)pts.
Current accident year catastrophe loss ratio	10.2	16.7	(6.5)		10.5	25.1	(14.6)
Prior accident year loss ratio, including prior year catastrophe losses	(1.6)	(9.3)	7.7		(1.3)	(6.9)	5.6
Total loss and loss expense ratio	79.5	78.8	0.7		76.2	85.9	(9.7)
Policy acquisition and other underwriting expense ratio	29.4	28.9	0.5		29.4	28.6	0.8
Combined ratio	108.9%	107.7%	1.2	pts.	105.6%	114.5%	(8.9	)pts.

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

Premiums

Direct written premium – Direct written premium of the Property and Casualty Group increased 8.6% to $1.2 billion in the third quarter of 2012, from $1.1 billion in the third quarter of 2011, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 3.4% in the third quarter of 2012 as the result of continuing strong policyholder retention, compared to an increase of 2.6% in the third quarter of 2011.  The year-over-year average premium per policy for all lines of business increased 4.1% at September 30, 2012, compared to an increase of 2.9% at September 30, 2011.  The combined impact of these increases was seen primarily in our personal lines renewal business premiums and to lesser degrees in our commercial lines renewal business, personal lines new business, and commercial lines new business premiums.

Premiums generated from new business increased 17.8% to $142 million in the third quarter of 2012, compared to an increase of 1.8% to $121 million in the third quarter of 2011.  Underlying the trend in new business premiums was a 10.0% increase in new business policies written in the third quarter of 2012, compared to the same period in 2011, while the year-over-year average premium per policy on new business increased 7.5% at September 30, 2012, compared to an increase of 5.8% at September 30, 2011.

Premiums generated from renewal business increased 7.5% to $1.1 billion in the third quarter of 2012, compared to an increase of 5.8% to $998 million in the third quarter of 2011.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention trends.  The renewal business year-over-year average premium per policy increased 3.7% at September 30, 2012, compared to 2.5% at September 30, 2011.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.8% at September 30, 2012, 90.7% at December 31, 2011, and 90.8% at September 30, 2011.

Personal lines – Total personal lines premiums written increased 7.6% to $903 million in the third quarter of 2012, from $840 million in the third quarter of 2011, driven by an increase of 3.3% in the total personal lines policies in force and an increase of 3.2% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 17.4% in the third quarter of 2012, compared to an increase of 1.4% in the third quarter of 2011.  Personal lines new business policies written increased 12.1% in the third quarter of 2012, compared to the same period in 2011, while the year-over-year average premium per policy on personal lines new business increased 4.8% at September 30, 2012, compared to an increase of 3.8% at September 30, 2011.

•                Private passenger auto new business premiums written increased 10.0% in the third quarter of 2012, compared to an increase of 0.6% in the third quarter of 2011.  New business policies written for private passenger auto increased 5.3% in the third quarter of 2012, compared to the same period in 2011, while the new business year-over-year average premium per policy for private passenger auto increased 3.6% at September 30, 2012, compared to an increase of 2.1% at September 30, 2011.

•                Homeowners new business premiums written increased 30.4% in the third quarter of 2012, compared to an increase of 3.9% in the third quarter of 2011.  New business policies written for homeowners increased 18.1% in the third quarter of 2012, compared to the same period in 2011.  The new business year-over-year average premium per policy for homeowners increased 9.2% at September 30, 2012, compared to an increase of 5.6% at September 30, 2011.

Renewal premiums written on personal lines increased 6.5% in the third quarter of 2012, compared to an increase of 4.9% in the third quarter of 2011, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 3.1% at September 30, 2012, compared to 2.4% at September 30, 2011.  The personal lines year-over-year policy retention ratio was 91.5% at September 30, 2012 and December 31, 2011, and 91.6% at September 30, 2011.

•                Private passenger auto renewal premiums written increased 3.6% in the third quarter of 2012, compared to 2.0% in the third quarter of 2011.  The year-over-year average premium per policy on private passenger auto renewal business increased 0.8% at September 30, 2012, compared to 1.2% at September 30, 2011.  The private passenger auto year-over-year policy retention ratio was 92.0% at September 30, 2012, 91.6% at December 31, 2011 and 91.7% at September 30, 2011.

•                Homeowners renewal premiums written increased 11.8% in the third quarter of 2012, compared to 10.6% in the third quarter of 2011.  The year-over-year average premium per policy on homeowners renewal business increased 8.4% at September 30, 2012, compared to 7.1% at September 30, 2011.  The homeowners year-over-year policyholder retention ratio was 90.9% at September 30, 2012, 91.0% at December 31, 2011 and 91.2% at September 30, 2011.

Commercial lines – Total commercial lines premiums written increased 11.8% to $312 million in the third quarter of 2012, from $279 million in the third quarter of 2011, driven by a 4.3% increase in the total commercial lines policies in force and a 6.0% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 18.4% in the third quarter of 2012, compared to 2.6% in the third quarter of 2011, driven by increases in new business policies written and average premium per policy.  The combined impact of these increases was seen primarily in the commercial multi-peril and workers compensation lines of business.  Commercial lines new business policies written increased 0.2% in the third quarter of 2012, compared to the same period in 2011, while the year-over-year average premium per policy on commercial lines new business increased 15.4% at September 30, 2012, compared to 6.1% at September 30, 2011.

Renewal premiums for commercial lines increased 10.6% in the third quarter of 2012, compared to an increase of 8.7% in the third quarter of 2011, driven by increases in average premium per policy and steady policy retention trends.  The combined impact of these increases was seen primarily in the commercial multi-peril and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 4.4% at September 30, 2012, compared to 2.5% at September 30, 2011.  The year-over-year policy retention ratio for commercial lines was 86.0% at September 30, 2012, 85.5% at December 31, 2011 and 85.3% at September 30, 2011.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group.  At September 30, 2012, we had nearly 2,200 agencies with almost 10,000 licensed property and casualty representatives.

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

Losses and loss expenses

Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 70.9% in the third quarter of 2012, compared to 71.4% in the third quarter of 2011, and 67.0% for the nine months ended September 30, 2012, compared to 67.7% for the nine months ended September 30, 2011.  The decline during the first nine months of 2012 was driven primarily by a lower volume of claims resulting from mild winter weather in the first quarter of 2012, compared to the first quarter of 2011.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $114 million in the third quarter of 2012, compared to $174 million in the third quarter of 2011, and contributed 10.2 points and 16.7 points, respectively, to the loss ratios.  For the nine months ended September 30, 2012, catastrophe losses totaled $343 million, compared to $777 million for the nine months ended September 30, 2011, and contributed 10.5 points and 25.1 points to the respective loss ratios.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Direct business including salvage and subrogation	$(15)	$(92)	$(33)	$(203)
Assumed reinsurance business	(3)	(5)	(3)	(9)
Ceded reinsurance business	0	0	(6)	(4)
Total prior year loss development	$(18)	$(97)	$(42)	$(216)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the third quarter of 2012, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $15 million and improved the combined ratio by 1.3 points, compared to $92 million in the third quarter of 2011 that improved the combined ratio by 8.8 points.  For the nine months ended September 30, 2012, favorable development of direct prior accident year loss reserves totaled $33 million and improved the combined ratio by 1.0 points, compared to $203 million and 6.6 points for the nine months ended September 30, 2011.

The favorable development in the third quarter and first nine months of 2012 was impacted by better than expected severity trends in the commercial multi-peril line of business and better than expected frequency trends in the homeowners line of business.  Offsetting this favorable development in the first nine months of 2012 was adverse development in the personal auto and workers compensation lines of business driven by increased severity trends.  In the third quarter and first nine months of 2011, the favorable development was impacted by the closing of massive injury lifetime medical benefits claims in the workers compensation and personal auto lines of business.  The first nine months of 2011 was also impacted by better than expected severity trends in the personal auto, commercial multi-peril and homeowners lines of business.

Assumed reinsurance – The Property and Casualty Group experienced favorable development on prior accident year loss reserves for its assumed reinsurance business totaling $3 million and $5 million in the third quarters of 2012 and 2011, respectively, and $3 million and $9 million for the nine months ended September 30, 2012 and 2011, respectively.   The favorable development in 2012 and 2011 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries remained flat in both the third quarters of 2012 and 2011, and increased by $6 million and $4 million for the nine months ended September 30, 2012, and 2011, respectively.  The increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves.  In the first nine months of 2012, the increase in ceded recoveries was primarily the result of adverse development related to the pre-1986 automobile massive injury claims.  In the first nine months of 2011, the increase was primarily due to adverse development in the business catastrophe liability and commercial multi-peril lines of business.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio increased 0.5 points to 29.4% in the third quarter of 2012, compared to 28.9% in the third quarter of 2011, and increased 0.8 points to 29.4% for the nine months ended September 30, 2012, compared to 28.6% for the nine months ended September 30, 2011.  These increases were primarily due to a decrease in the amount of policy acquisition expenses deferred under the new accounting guidance effective in 2012.  Additionally, the nine months ended September 30, 2012 included an adjustment of $4 million which contributed 0.1 points to the combined ratio.  The adjustment represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  The management fee rate was 25% for the periods ending September 30, 2012 and 2011.

Life Insurance Operations

EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
Individual life premiums, net of reinsurance	$18	$16	11.9%	$ 53	$ 48	10.0%
Group life and other premiums	1	0	3.9	2	2	3.8
Other revenue	0	1	NM	1	1	6.4
Total net policy revenue	19	17	11.8	56	51	9.7
Net investment income	23	24	(4.2)	71	70	1.3
Net realized gains on investments	2	5	(68.4)	6	12	(43.1)
Impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings (losses) of limited partnerships	0	0	NM	0	1	NM
Total revenues	44	46	(1.3)	133	134	(0.3)
Benefits and other changes in policy reserves	24	26	(4.2)	74	75	(0.8)
Amortization of deferred policy acquisition costs	3	3	(0.2)	10	10	(4.3)
Other operating expenses	5	4	42.0	15	11	47.2
Total benefits and expenses	32	33	(3.0)	99	96	4.3
Income before income taxes	$12	$13	(8.5)%	$ 34	$ 38	(11.7)%
Income before taxes – Indemnity (1)	$ –	$ –		$ –	$ 3
Income before taxes – Exchange (1)	$12	$13		$ 34	$ 35

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

Policy revenue

Gross policy revenues increased 5.8% to $29 million in the third quarter 2012, from $27 million in the third quarter of 2011.  EFL reinsures a large portion of its traditional products in order to reduce claims volatility.  With the introduction of its new life products, effective June 1, 2011, EFL reinsures new individual life business amounts in excess of its $1 million per life retention limit.  Previously, EFL reinsured 75% of its risk on new term business.  Ceded reinsurance premiums totaled $9 million in both the third quarters of 2012 and 2011.  For the nine months ended September 30, 2012 compared to 2011, gross policy revenues totaled $86 million and $82 million, respectively, while ceded reinsurance premiums totaled $30 million and $31 million, respectively.

Premiums received on annuity and universal life products totaled $18 million and $19 million in the third quarters of 2012 and 2011, respectively.  Of these amounts, annuity and universal life premiums, which are recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $14 million and $15 million in the third quarters of 2012 and 2011, respectively.  For the nine months ended September 30, 2012 compared to 2011, premiums received on annuity and universal life products totaled $58 million and $68 million, respectively, while annuity and universal life deposits totaled $46 million and $56 million, respectively.

Investment revenue

EFL’s investment revenue in the third quarter and first nine months of 2012 was primarily impacted by a decrease in net realized gains on investments as a result of the third quarter and first nine months of 2011 having gains on disposals of preferred stocks.  See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses

Other operating expenses increased in the third quarter and first nine months of 2012 due to a decrease in the amount of policy acquisition expenses deferred under the new accounting guidance effective in 2012 and lower ceding commissions.

Investment Operations

The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$ 4	$ 4	(1.5)%	$ 12	$ 12	1.2%
Net realized gains (losses) on investments	2	(6)	NM	4	1	NM
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	6	7	(18.0)	10	25	(59.4)
Net revenue from investment operations – Indemnity	$ 12	$ 5	120.1%	$ 26	$ 38	(30.9)%
Exchange
Net investment income	$104	$ 106	(1.6)%	$322	$322	0.0%
Net realized gains (losses) on investments	167	(416)	NM	354	(235)	NM
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	35	33	4.9%	89	125	(29.3)%
Net revenue from investment operations – Exchange (1)	$306	$(277)	NM	$765	$212	NM

  NM = not meaningful

  (1)    The Exchange’s investment results for the third quarter of 2012 and 2011 include net investment revenues from EFL’s operations of $25 million and $29 million, respectively. The Exchange’s investment results for the first nine months of 2012 and 2011 include net investment revenues from EFL’s operations of $77 million and $83 million, respectively.

Net investment income

Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income was unchanged in the third quarter of 2012, compared to the third quarter of 2011, while the Exchange’s net investment income decreased $2 million during the same period.  The decrease in net investment income for the Exchange in the third quarter of 2012 was due to lower investment yields, which more than offset higher invested balances.  Net investment income for both Indemnity and the Exchange was unchanged for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  Net investment income for the Exchange was unchanged for the first nine months of 2012 as lower investment yields were offset by higher invested balances.

Net realized gains on investments

Net realized gains and losses on investments include the changes in fair value of our common stock portfolio, as this portfolio is classified as trading, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of $2 million in the third quarter of 2012, compared to losses of $6 million in the third quarter of 2011, while the Exchange generated net realized gains of $167 million, compared to losses of $416 million during the same periods.  Indemnity generated net realized gains of $4 million for the nine months ended September 30, 2012, compared to gains of $1 million for the nine months ended September 30, 2011, while the Exchange generated net realized gains of $354 million, compared to losses of $235 million for the same respective periods.  Net realized gains for Indemnity and the Exchange increased in the third quarter and first nine months of 2012 primarily due to valuation gains on common stocks compared to valuation losses incurred during the same periods in 2011.

Net impairment losses recognized in earnings

There were no net impairment losses recorded in earnings for Indemnity for the third quarter and nine months ended September 30, 2012 and 2011.  There were no net impairment losses for the Exchange in the third quarter of 2012, and net impairment losses totaled $0.1 million for the nine months ended September 30, 2012, compared to $0.3 million for the third quarter and the nine months ended September 30, 2011.

Equity in earnings of limited partnerships

Indemnity’s equity in earnings of limited partnerships decreased $1 million in the third quarter of 2012, compared to the third quarter of 2011, while the Exchange’s equity in earnings of limited partnerships increased $2 million during the same period.  The increase in earnings for the Exchange during the third quarter of 2012 was primarily due to higher earnings from private equity investments.  Indemnity’s equity in earnings of limited partnerships decreased $15 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, while the Exchange’s equity in earnings of limited partnerships decreased $36 million during the same period.  For the first nine months of 2012, the decrease in earnings for both Indemnity and the Exchange was due primarily to lower earnings from the private equity and real estate sectors.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$ 0	$ 0	$ 0	$ 2
Preferred stock equity securities	0	0	0	3
Common stock equity securities	0	0	1	2
Common stock valuation adjustments	2	(6)	3	(6)
Total net realized gains – Indemnity (1)	$ 2	$ (6)	$ 4	$ 1
Exchange
Securities sold:
Fixed maturities	$ 16	$ 10	$ 35	$ 44
Preferred stock equity securities	0	3	3	18
Common stock equity securities	13	21	65	124
Common stock valuation adjustments	138	(450)	251	(421)
Total net realized gains – Exchange (1) (2)	$167	$(416)	$354	$(235)

(1)          See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)          The Exchange’s results for the third quarter of 2012 and 2011 include net realized gains from EFL’s operations of $2 million and $5 million, respectively.  The Exchange’s results for the first nine months of 2012 and 2011 include net realized gains from EFL of $6 million and $12 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Indemnity	(Unaudited)			(Unaudited)
Private equity	$ 2	$ 2	(40.3)%	$ 4	$ 13	(66.4)%
Mezzanine debt	1	2	(7.3)	4	5	(17.7)
Real estate	3	3	(3.6)	2	7	(75.4)
Total equity in earnings of limited partnerships – Indemnity	$ 6	$ 7	(18.0)%	$10	$ 25	(59.4)%
Exchange
Private equity	$16	$12	27.0%	$44	$ 69	(36.5)%
Mezzanine debt	7	6	23.2	24	21	11.0
Real estate	12	15	(20.1)	21	35	(40.0)
Total equity in earnings of limited partnerships – Exchange (1)	$35	$33	4.9%	$89	$125	(29.3)%

NM = not meaningful

(1)          The Exchange’s results include equity in earnings of limited partnerships from EFL of $0.2 million for the third quarter of 2012 and $0.4 million for the third quarter of 2011.  The Exchange’s results for the first nine months of 2012 did not include any equity in earnings of limited partnerships from EFL and included earnings of $1.4 million for the first nine months of 2011.

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Consolidated Statements of Operations.  Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2012 reflect investment valuation changes resulting from the financial markets and the economy in the second quarter of 2012 and not the third quarter of 2012.

FINANCIAL CONDITION

Investments

Our investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns.  Investments are managed on a total return approach that focuses on current income and capital appreciation.  Our investment strategy also provides for liquidity to meet our short- and long-term commitments.

Distribution of investments

	Erie Insurance Group
(in millions)	Carrying value at September 30,		Carrying value at December 31,
	2012	% to total	2011	% to total
Indemnity	(Unaudited)
Fixed maturities	$ 547	68%	$ 548	68%
Equity securities:
Preferred stock	29	4	25	3
Common stock	30	4	27	4
Limited partnerships:
Private equity	76	9	82	10
Mezzanine debt	30	4	35	4
Real estate	89	11	91	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$ 802	100%	$ 809	100%
Exchange
Fixed maturities	$ 7,623	64%	$ 7,292	65%
Equity securities:
Preferred stock	624	5	564	5
Common stock	2,639	22	2,308	21
Limited partnerships:
Private equity	504	4	495	4
Mezzanine debt	193	2	201	2
Real estate	386	3	386	3
Life policy loans	16	0	15	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$11,989	100%	$11,265	100%
Total investments – Erie Insurance Group	$12,791		$12,074

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

Fixed maturities

Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $195 million, or 36%, of the total fixed maturity portfolio for Indemnity and $1.3 billion, or 18%, of the fixed maturity portfolio for the Exchange at September 30, 2012.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.  Although some of our municipal holdings are insured, the underlying insurance does not improve the overall credit rating.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $11 million at September 30, 2012, compared to $8 million at December 31, 2011.  At September 30, 2012, the Exchange had net unrealized gains on fixed maturities of $464 million, compared to net unrealized gains of $301 million at December 31, 2011.

The following table presents a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (1)
	At September 30, 2012
(in millions)	(Unaudited)
					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Basic materials	$ 0	$ 0	$ 5	$ 14	$ 0	$ 19
Communications	0	0	18	0	0	18
Consumer	0	0	28	16	0	44
Energy	0	0	10	20	0	30
Financial	0	34	80	43	4	161
Government-municipal	89	78	19	9	0	195
Industrial	0	4	6	0	0	10
Structured securities (2)	13	0	1	2	0	16
Technology	0	0	5	14	0	19
Utilities	0	0	8	27	0	35
Total – Indemnity	$102	$ 116	$ 180	$ 145	$ 4	$ 547
Exchange
Basic materials	$ 0	$ 0	$ 48	$ 171	$ 19	$ 238
Communications	0	0	218	310	25	553
Consumer	0	31	296	540	20	887
Diversified	0	0	22	0	0	22
Energy	16	17	154	391	19	597
Financial	1	215	1,099	1,097	160	2,572
Foreign government	0	0	16	0	0	16
Funds	0	0	0	6	0	6
Government-municipal	411	764	140	33	0	1,348
Government sponsored entity	0	9	2	0	0	11
Industrial	0	6	75	215	15	311
Structured securities (2)	59	242	34	19	2	356
Technology	0	0	45	103	0	148
U.S. Treasury	0	6	0	0	0	6
Utilities	0	0	89	421	42	552
Total – Exchange	$487	$1,290	$2,238	$3,306	$302	$7,623

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	September 30, 2012		December 31, 2011
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$ 1	$ 2	$ 1	$ 2
Consumer	0	16	0	15
Diversified	0	1	0	1
Energy	0	1	0	1
Financial	15	5	11	4
Industrial	0	4	0	3
Technology	3	1	3	1
Utilities	10	0	10	0
Total – Indemnity	$ 29	$ 30	$ 25	$ 27
Exchange
Basic materials	$ 0	$ 96	$ 0	$ 72
Communications	10	223	9	168
Consumer	6	865	5	763
Diversified	0	19	0	18
Energy	0	190	0	203
Financial	486	377	408	340
Funds	0	175	0	105
Government	0	0	0	0
Industrial	0	384	0	350
Technology	6	274	15	246
Utilities	116	36	127	43
Total – Exchange	$624	$2,639	$564	$2,308

Our preferred stock equity securities are classified as available-for-sale and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At September 30, 2012, the unrealized gain on preferred stock classified as available-for-sale securities, net of deferred taxes, amounted to $1 million for Indemnity and $52 million for the Exchange, compared to $1 million for Indemnity and $21 million for the Exchange at December 31, 2011.

Our common stock portfolio is classified as a trading portfolio and is measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships

In the third quarter of 2012, investments in limited partnerships decreased modestly for Indemnity and remained relatively flat for the Exchange from the investment levels at December 31, 2011.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the third quarter of 2012 reflect the partnership activity experienced in the second quarter of 2012.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At September 30,	At December 31,
	2012	2011
Indemnity	(Unaudited)
Private equity	$ 76	$ 82
Mezzanine debt	30	35
Real estate	89	91
Total limited partnerships – Indemnity	$ 195	$ 208
Exchange
Private equity	$ 504	$ 495
Mezzanine debt	193	201
Real estate	386	386
Total limited partnerships – Exchange	$1,083	$1,082

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

	Property and Casualty Group
	At September 30,	At December 31,
(in millions)	2012	2011
	(Unaudited)
Gross reserve liability (1):
Personal auto	$1,121	$1,093
Automobile massive injury	354	356
Homeowners	328	313
Workers compensation	507	461
Workers compensation massive injury	107	99
Commercial auto	337	303
Commercial multi-peril	565	565
All other lines of business	279	309
Gross reserves	3,598	3,499
Reinsurance recoverable	151	151
Net reserve liability — Exchange	$3,447	$3,348

(1)          Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $88 million at September 30, 2012 and $84 million at December 31, 2011.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 263 claimants requiring lifetime medical care, of which 111 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $320 million at September 30, 2012, which is net of $141 million of anticipated reinsurance recoverables, compared to $315 million at December 31, 2011, which is net of $140 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group

The following table provides condensed consolidated cash flow information for the nine months ended September 30:

(in millions)	Erie Insurance Group
	2012	2011
Net cash provided by operating activities	$365	$225
Net cash used in investing activities	(34)	(395)
Net cash used in financing activities	(112)	(184)
Net increase (decrease) in cash and cash equivalents	$219	$(354)

Net cash provided by operating activities totaled $365 million and $225 million for the first nine months of 2012 and 2011, respectively.  Increased cash from operating activities for the first nine months of 2012 was driven primarily by an increase in the premiums collected by the Exchange driven by the increase in premiums written, a decrease in losses and loss expenses paid, and a slight increase in net investment income received.  Offsetting this increase somewhat was an increase in income taxes paid and other underwriting and acquisition costs paid compared to the first nine months of 2011.

At September 30, 2012, we recorded a net deferred tax liability of $351 million on our Consolidated Statements of Financial Position.  Of this amount, $16 million is a net deferred tax asset attributable to Indemnity and $367 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at September 30, 2012.

Net cash used in investing activities totaled $34 million and $395 million for the first nine months of 2012 and 2011, respectively.  The first nine months of 2012 investing activities included decreased cash used to purchase certain common stocks and increased cash received from calls and maturities of fixed maturity securities, offset somewhat by decreased cash generated from the sale of other common stocks compared to the first nine months of 2011.  At September 30, 2012, we had contractual commitments to invest up to $374 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $160 million, mezzanine debt securities was $120 million, and real estate activities was $94 million.

For a discussion of net cash used in financing activities, see the following “Cash flow activities — Indemnity,” for the primary drivers of financing cash flows related to Indemnity.

Cash flow activities — Indemnity

The following table is a summary of cash flows for Indemnity for the nine months ended September 30:

(in millions)	Indemnity Shareholder Interest
	2012	2011
Net cash provided by operating activities	$144	$113
Net cash used in investing activities	(8)	(180)
Net cash used in financing activities	(135)	(209)
Net increase (decrease) in cash and cash equivalents	$1	$(276)

See Item 1. “Financial Statements - Note 14. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities increased to $144 million for the first nine months of 2012, compared to $113 million for the first nine months of 2011.  Increased cash from operating activities for the first nine months of 2012 was primarily due to an increase in management fee revenue received and reimbursements collected from affiliates.  Offsetting this increase were increases in commissions paid to agents, general operating expenses paid, cash paid for the pension contribution and employee benefits, and cash paid for salaries and wages.  Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $470 million in the first nine months of 2012, compared to $450 million for the first nine months of 2011, as a result of an increase in cash paid for ordinary commissions.  Indemnity made a $16 million contribution to its pension plan in the first quarter of 2012, compared to $15 million in the third quarter of 2011.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 60% of the net periodic benefit cost of the pension plan from its affiliates.

At September 30, 2012, Indemnity recorded a net deferred tax asset of $16 million.  There was no deferred tax valuation allowance recorded at September 30, 2012.  Indemnity’s capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in Indemnity’s investing activities totaled $8 million for the first nine months of 2012, compared to cash used of $180 million for the first nine months of 2011.  Indemnity’s first nine months of 2012 investing activities included decreased cash used to purchase certain fixed maturities and increased cash generated from the sales of other fixed maturities, compared to the first nine months of 2011.  Also impacting Indemnity future investing activities are limited partnership commitments, which totaled $36 million at September 30, 2012, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $16 million, mezzanine debt securities was $10 million, and real estate activities was $10 million.

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

Net cash used in Indemnity’s financing activities totaled $135 million for the first nine months of 2012, compared to $209 million for the first nine months of 2011.  The decrease in cash used in financing activities for the first nine months of 2012 was driven primarily by a decrease in the cash outlay for the purchase of treasury stock.  Indemnity repurchased 0.2 million shares, based upon settlement date, of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $11 million in the third quarter of 2012.  During the first nine months of 2012, shares repurchased under this program totaled 0.8 million at a total cost of $55 million.  In the first nine months of 2011, shares repurchased under this program totaled 1.9 million at a total cost of $132 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $84 million of repurchase authority remaining under this program at September 30, 2012, based upon trade date.

In January and June 2012, Indemnity also purchased 669 and 1,134 shares, respectively, of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $50,724, or $75.82 per share, and $79,125, or $69.78 per share, respectively, to settle payments due to two retired senior vice presidents under our long-term incentive plan.  These shares were delivered to the plan participants in January and June 2012, respectively.  In July 2011, Indemnity repurchased 64,095 shares of its outstanding Class A nonvoting common stock outside of its publicly announced share repurchase program at a total cost of $5 million.  Of this amount, 57,695 shares were purchased for $4.3 million, or $73.72 per share, in conjunction with our long-term incentive plan, and 6,400 shares were purchased for $0.5 million, or $73.74 per share, for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2011.

Dividends paid to shareholders totaled $80 million for the first nine months of 2012, compared to $77 million for the first nine months of 2011.  Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.3% for 2012, compared to 2011.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Capital Outlook

We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity

Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $12 million at September 30, 2012, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $491 million at September 30, 2012.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at September 30, 2012.  At September 30, 2012, bonds with fair values of $111 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at September 30, 2012.

Exchange

Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $392 million at September 30, 2012, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $10.3 billion at September 30, 2012.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at September 30, 2012.  At September 30, 2012, bonds with fair values of $328 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at September 30, 2012.

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

Surplus Notes

Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine month period ended September 30, 2012 and 2011, Indemnity recognized interest income on the note of $1.3 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine month period ended September 30, 2012 and 2011, the Exchange recognized interest income on the note of $0.9 million.

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

We continually assess whether or not an active market exists for all of our investments and as of each reporting date re-evaluate the classification in the fair value hierarchy.  All assets carried at fair value are classified and disclosed in one of the following three categories:

•                  Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 — Unobservable inputs for the asset or liability.

Level 1 primarily consists of publicly traded common stock, nonredeemable preferred stock and certain government securities and reflects market data obtained from independent sources, such as prices obtained from an exchange or a nationally recognized pricing service for identical instruments in active markets.

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

Deferred Acquisition Costs Related to Life Insurance and Investment-Type Contracts

Acquisition costs that vary with and relate to the production of life insurance and investment-type contracts are deferred.  Deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition.  As a result of new accounting guidance effective in 2012, these costs are limited to the successful acquisition of new and renewal contracts.  Such costs consist principally of commissions, premium taxes and policy issuance expenses.  The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share.  The amount of acquisition costs capitalized during the quarter and nine months ended September 30, 2012 related to life insurance and investment-type contracts totaled $4.0 million and $11.7 million, respectively.  The amount of acquisition costs that would have been capitalized during the quarter and nine months ended September 30, 2012 using the previous policy totaled $4.6 million and $13.3 million, respectively.

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

DAC related to universal life products and deferred annuities is amortized over the estimated lives of the contracts in proportion to actual and expected future gross profits, which include investment, mortality and expense margins and surrender charges.  Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC.  When the actual gross profits change from previously estimated gross profits, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.  When actual gross profits exceed those previously estimated, DAC amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below the previously estimated gross profits.  DAC is also adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges, net of income taxes, included in EFL’s accumulated other comprehensive income, which is presented in the “Noncontrolling interest in consolidated entity — Exchange,” amount in the Consolidated Statements of Financial Position.

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

DAC is periodically reviewed for recoverability.  For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.  For universal life products and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.  There were no impairments to DAC in the third quarter of 2012 or 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2011 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2012.  There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2012.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported by Erie Indemnity Company (the “Registrant”) in a Form 8-K filed with the Securities and Exchange Commission on August 9, 2012, the Registrant received a Complaint on August 6, 2012, that was originally captioned “Erie Insurance Exchange, an unincorporated association, by Joseph S. Sullivan and Anita Sullivan, Patricia R. Beltz, and Jenna L. DeBord, trustees ad litem (Plaintiffs) vs. Erie Indemnity Co. (Defendant)”. The Complaint was filed on August 1, 2012, in the Court of Common Pleas Civil Division of Fayette County, Pennsylvania. The individuals named as Plaintiffs were alleged to be policyholders (subscribers) of the Erie Insurance Exchange (the “Exchange”).

The original Complaint alleged that, beginning on September 1, 1997, the Registrant retained Service Charges (installment fees) and Added Service Charges (late fees and policy reinstatement charges) on policies written by the Exchange and its insurance subsidiaries, which the original Complaint alleged should have been paid to the Exchange. The original Complaint alleged that the total of the Service Charges and Added Service Charges retained by the Registrant during the period from 1998 through 2011 amounted to approximately $308 million dollars. The original Complaint acknowledged that this amount may be slightly overstated because an undetermined amount of those dollars, paid by policyholders of insurance companies owned by the Registrant at the times the Service Charges and Added Service Charges were collected, were appropriately retained by the Registrant.

The original Complaint sought compensatory and punitive damages on behalf of all members of the Exchange and certain equitable relief on behalf of the Exchange.

On August 22, 2012, the Registrant removed the case from state court to the United States District Court for the Western District of Pennsylvania, on the basis that it was a class action subject to removal under the Federal Class Action Fairness Act. The Plaintiffs responded on August 31, 2012, by filing a motion to remand the case to the state court in Fayette County, Pennsylvania on the grounds that the case was not a class action.

On September 18, 2012, while their motion for remand was pending, the Plaintiffs filed a First Amended Complaint captioned “Erie Insurance Exchange, an unincorporated association, by Joseph S. Sullivan and Anita Sullivan, Jenna L. DeBord, and Patricia R. Beltz, Plaintiff, vs. Erie Indemnity Company, Defendant”. In response to the Plaintiffs’ motion for remand, the Registrant asserted that the First Amended Complaint was an attempt by Plaintiffs to delete previously asserted class action allegations. Notwithstanding the Registrant’s arguments that the U.S. District Court should retain jurisdiction, the U.S. District Court granted the Plaintiffs’ motion to remand the case back to the state court on October 5, 2012.

The Registrant has filed a petition with the U.S. Third Circuit Court of Appeals requesting that court to hear Registrant’s appeal that the U.S. District Court should not have remanded the case back to state court. As of October 29, 2012, that petition is pending, as is the Registrant’s motion with the Pennsylvania state court to stay proceedings until the U.S. Third Circuit Court of Appeals rules on the Registrant’s petition.

The First Amended Complaint alleges many of the same facts set forth in the original Complaint regarding Service Charges and Added Service Charges; however, the First Amended Complaint now seeks relief on behalf of the Exchange and not on behalf of all members of the Exchange. The First Amended Complaint includes three Counts. Count I alleges that Registrant breached the Subscriber’s Agreement and the duty of good faith and fair dealing by retaining the Service Charges and Added Service Charges, and requests a sum in excess of $50,000 plus pre-judgment and post-judgment interest and costs. Count II alleges that the Registrant is an agent of the Exchange and that in entering into certain unspecified transactions with the Exchange it breached fiduciary duties allegedly owed to the Exchange, and requests compensatory and punitive damages in excess of $50,000 plus post-judgment interest and costs. Count III alleges that the Registrant has entered into certain unspecified transactions with the Exchange, and requests that the Court: (a) require the Registrant to issue an accounting of all so-called intercompany transactions from January 1, 1996, to date; (b) enjoin the Registrant from retaining any future compensation as a result of so-called intercompany transactions not specifically authorized pursuant to the Subscriber’s Agreement; (c) order restitution of money damages along with disgorgement of any profits and impose a constructive trust on all profits received by the Registrant on the amounts of Service Charges and Added Service Charges alleged to have been improperly retained by the Registrant, or any other amounts received improperly through so-called intercompany transactions; and (d) order such other relief as may be appropriate.

The Registrant intends to vigorously defend against all of the allegations and requests for relief in both the original Complaint and First Amended Complaint.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended September 30, 2012:

				Approximate
(dollars in millions, except per				Dollar Value
share data)			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
July 1 – 31, 2012	89,745	$71.68	89,745	$88
August 1 – 31, 2012	15,665	67.64	15,665	87
September 1 – 30, 2012	55,438	64.07	55,438	84
Total	160,848		160,848

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Indemnification Agreement by and between Erie Indemnity Company and Robert C. Ingram, III dated August 13, 2012.

10.2	Indemnification Agreement by and between Erie Indemnity Company and Richard F. Burt, Jr. dated August 22, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date: November 1, 2012	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

	By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO