Form 10-K
period 2012-12-31
ERIE INDEMNITY CO
filed 2013-02-26
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.8 billion of Class A non-voting common stock as of June 30, 2012. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
46,758,436 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

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

Property and casualty insurance operations – The Property and Casualty Group generates revenue by insuring preferred and standard risks, with personal lines comprising 72% of the 2012 direct written premiums and commercial lines comprising the remaining 28%.  The principal personal lines products based upon 2012 direct written premiums were private passenger automobile (45%) and homeowners (26%).  The principal commercial lines products based upon 2012 direct written premiums were commercial multi-peril (12%), commercial automobile (7%) and workers compensation (7%).

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

Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.  Property and casualty insurance premiums earned accounted for approximately 80% of our total consolidated revenue in 2012, 86% in 2011 and 81% in 2010.

The Property and Casualty Group is represented by nearly 2,200 independent agencies comprising almost 10,200 licensed property and casualty representatives, which is our sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are fundamental to the Property and Casualty Group’s success.

The Property and Casualty Group writes business in Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, Wisconsin and the District of Columbia.  The states of Pennsylvania, Maryland and Virginia made up 62% of the Property and Casualty Group’s direct written premium in 2012.

While sales, underwriting and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 24 field offices throughout its operating region to provide claims services to policyholders and marketing support for the independent agencies that represent us.

The Property and Casualty Group ranked as the 12th largest automobile insurer in the United States based upon 2011 direct premiums written and as the 20th largest property and casualty insurer in the United States based upon 2011 total lines net premiums written according to AM Best Company.

Life insurance operations – Our life insurance operations generate revenue from the sale of individual and group life insurance policies and fixed annuities.  These products are offered through our property and casualty insurance agency force to provide an opportunity to cross-sell both personal and commercial accounts.  EFL writes business in 10 states including Illinois, Indiana, Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, and Wisconsin and the District of Columbia.  The state of Pennsylvania made up 48% of EFL’s 2012 premium and annuity considerations, with Maryland, Virginia and Ohio making up approximately 10% each.

Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest.  Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100.0% of EFL’s life insurance results accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011.

Investment operations – Our investment operations generate revenue from our fixed maturity, equity security and alternative investment portfolios.  The portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis.  Revenues and losses included in investment operations consist of net investment income, net realized gains and losses, net impairment losses recognized in earnings for our fixed maturity and preferred equity portfolios, and equity in earnings and losses from our alternative investments, which include private equity, mezzanine debt, and real estate limited partnerships.  The volatility inherent in the financial markets has the potential to impact our investment portfolio from time-to-time.  Net revenues from our investment operations accounted for approximately 18% of our total consolidated revenue in 2012, 12% in 2011, and 17% in 2010.

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

Employees
We employed approximately 4,400 full-time people at December 31, 2012.

Reserves for Property and Casualty Losses and Loss Expenses
Loss reserves are established to account for the estimated ultimate costs of losses and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.  While we exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred, these reserves are, by their nature, only estimates and cannot be established with absolute certainty.  The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts include unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs with costs significantly different from those seen in the past, inflation and claims patterns on current business that differ significantly from historical claims patterns.  A discussion of our property and casualty loss reserve methodology can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained within this report.

Losses and loss expense reserves are presented on the Consolidated Statements of Financial Position on a gross basis. The table that follows provides a reconciliation of our loss and loss expense reserve beginning and ending balances established for the Property and Casualty Group for the years ended December 31:

(in millions)	Property and Casualty Group
	2012	2011	2010
Losses and loss expense reserves at January 1, – Gross	$3,499	$3,584	$3,598
Less: reinsurance recoverable	151	188	200
Losses and loss expense reserves at January 1, – Net	3,348	3,396	3,398

Incurred losses and loss expenses related to:
Current accident year	3,494	3,616	3,053
Prior accident years	(115)	(272)	(244)
Total incurred losses and loss expenses	3,379	3,344	2,809

Paid losses and loss expenses related to:
Current accident year	2,166	2,360	1,855
Prior accident years	1,117	1,032	956
Total paid losses and loss expenses	3,283	3,392	2,811

Losses and loss expense reserves at December 31, – Net	3,444	3,348	3,396
Add: reinsurance recoverable	154	151	188
Losses and loss expense reserves at December 31, – Gross	$3,598	$3,499	$3,584

The Property and Casualty Group estimates loss reserves at full expected cost except for workers compensation loss reserves, which are discounted on a nontabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania.  An interest rate of 2.5% is used to discount these reserves based upon the Property and Casualty Group’s historical workers compensation payout patterns.  Loss and loss expense reserves were reduced by $85 million, $84 million and $127 million at December 31, 2012, 2011 and 2010, respectively, as a result of this discounting.

The Property and Casualty Group’s reserves for losses and loss expenses are reported net of receivables for salvage and subrogation which totaled $150 million, $145 million and $141 million at December 31, 2012, 2011 and 2010, respectively.

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

The following table illustrates the change over time of our loss and loss expense reserve estimates established for the Property and Casualty Group at the end of the last ten calendar years:

	Property and Casualty Group Reserves for Unpaid Losses and Loss Expenses
(in millions)	At December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross liability for unpaid losses and loss expenses (LAE)	$3,401	$3,629	$3,779	$3,830	$3,684	$3,586	$3,598	$3,584	$3,499	$3,598
Gross liability re-estimated as of:
One year later	3,360	3,592	3,651	3,559	3,487	3,502	3,336	3,282	3,385
Two years later	3,423	3,583	3,508	3,467	3,409	3,320	3,068	3,216
Three years later	3,482	3,558	3,464	3,412	3,307	3,101	3,043
Four years later	3,497	3,516	3,437	3,358	3,111	3,084
Five years later	3,466	3,494	3,404	3,174	3,102
Six years later	3,440	3,485	3,224	3,170
Seven years later	3,430	3,313	3,225
Eight years later	3,275	3,316
Nine years later	3,276
Cumulative (deficiency) redundancy	$125	$313	$554	$660	$582	$502	$555	$368	$114	N/A
Gross liability for unpaid losses and LAE	$3,401	$3,629	$3,779	$3,830	$3,684	$3,586	$3,598	$3,584	$3,499	$3,598
Reinsurance recoverable on unpaid losses(1)	124	133	155	183	190	187	200	188	151	154
Net liability for unpaid losses and LAE	$3,277	$3,496	$3,624	$3,647	$3,494	$3,399	$3,398	$3,396	$3,348	$3,444
Cumulative amount of gross liability paid through:
One year later	$1,055	$1,066	$1,067	$1,019	$1,042	$1,033	$955	$1,042	$1,121
Two years later	1,638	1,699	1,630	1,621	1,573	1,538	1,474	1,591
Three years later	2,034	2,056	2,016	1,962	1,889	1,862	1,817
Four years later	2,245	2,294	2,235	2,147	2,079	2,070
Five years later	2,394	2,431	2,342	2,270	2,216
Six years later	2,484	2,509	2,427	2,368
Seven years later	2,541	2,573	2,500
Eight years later	2,588	2,635
Nine years later	2,639

(1)	Reinsurance recoverable on unpaid losses represents the related ceded amounts.

Government Regulation
Property and casualty insurers are subject to supervision and regulation in the states in which they transact business.  The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments.  Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies and the approval of certain changes in control.  In addition, many states have enacted variations of competitive rate-making laws that allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval by the state insurance department.  State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of quarterly and annual reports relating to the financial condition of insurance companies.

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

All transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.  In some states, the acquisition of 10% or more of the outstanding common stock of an insurer or its holding company is presumed to be a change in control.  The sale of Indemnity’s wholly owned property and casualty insurance subsidiaries, EIC, ENY and EPC, and the sale of Indemnity’s 21.6% ownership interest in EFL have both been approved by the appropriate regulatory agencies.  Approval by the applicable insurance commissioner is also required in order to declare extraordinary dividends.  See Item 8, “Financial Statements and Supplementary Data – Note 22, Statutory Information, of Notes to Consolidated Financial Statements” contained within this report.

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

Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website and in printed form upon request, and our information statement on Form 14(C) is available free of charge on our website at www.erieinsurance.com.

ITEM 1A. RISK FACTORS

Our business involves various risks and uncertainties, including, but not limited to those discussed in this section.  The events described in the risk factors below, or any additional risk outside of those discussed below, could have a material adverse effect on our business, financial condition, operating results, cash flows or liquidity if they were to actually occur.  This information should be considered carefully together with the other information contained in this report, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”, which includes the Notes to Consolidated Financial Statements, contained within this report.

Risk Factors Related to the Indemnity Shareholder Interest

If the management fee rate paid by the Exchange is reduced or if there is a significant decrease in the amount of premiums written or assumed by the Exchange, revenues and profitability could be materially adversely affected.

Indemnity is dependent upon management fees paid by the Exchange, which represent its principal source of revenue.  Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity may retain up to 25% of all premiums written or assumed by the Exchange.  Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  Accordingly, any reduction in direct premiums written by the Property and Casualty Group would have a negative effect on Indemnity’s revenues and net income.  See “Risk Factors Relating to the Non-Controlling Interest Owned by the Exchange”, which includes the Property and Casualty Group and EFL, within this section for a discussion of risks impacting direct written premium.

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

If the costs of providing services to the Exchange are not controlled, Indemnity’s profitability could be materially adversely affected.

Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity is appointed to perform certain services.  These services relate to the sales, underwriting and issuance of policies on behalf of the Exchange.  Indemnity incurs significant costs related to commissions, employees, and technology in order to provide these services.

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

Employees are an essential part of the operating costs related to providing services for the Exchange.  As a result, Indemnity’s profitability is affected by employee costs, including salaries and medical, pension and other benefit costs.  Recent regulatory developments, provider relationships and economic factors that are beyond our control indicate that employee healthcare costs will continue to increase.  Although Indemnity actively manages these cost increases, there can be no assurance that future cost increases will not occur and reduce its profitability.

Technological development is necessary to facilitate ease of doing business for the agents and policyholders of the Property and Casualty group and employees of Indemnity. If we are unable to keep pace with advancements in technology, our ability to compete with other insurance companies may be negatively affected and result in lower revenues and reduced profitability for Indemnity. In order to achieve a greater ease of doing business, additional costs may be incurred as we invest in new technology and systems, which may negatively impact the profitability of Indemnity.

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

Our success also depends on our ability to attract, develop and retain a talented employee base.  The inability to staff all functions of our business with employees possessing the appropriate technical expertise could have an adverse effect on our business performance.  Staffing appropriately skilled employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, skilled employees in the actuarial, finance, and information technology areas are also essential to support our core functions.

If we are unable to keep pace with technological advancements in the insurance industry or are unable to ensure system availability or to secure system information, the ability of the Erie Insurance Group to compete effectively could be impaired.

Indemnity is responsible for providing the technological resources necessary to support the operations of the Erie Insurance Group.  Our business is highly dependent upon the effective operations of our technology and information systems.  We rely upon these systems to assist in key functions of core business operations including processing claims, applications, and premium payments, providing customer support, performing actuarial and financial analysis and maintaining key data.

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

Indemnity’s investment portfolio is comprised principally of fixed-income maturities and limited partnerships.  At December 31, 2012, Indemnity’s investment portfolio consisted of approximately 66% fixed income securities, 26% limited partnerships, and 8% equity securities.

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

Currently, 41% of the fixed-income portfolio is invested in municipal securities.  The performance of the fixed-income portfolio is subject to a number of risks including:

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

In addition to the fixed-income securities, a significant portion of Indemnity’s portfolio is invested in limited partnerships.  At December 31, 2012, Indemnity had investments in limited partnerships of $180 million, or 16% of total assets.  In addition, Indemnity is obligated to invest up to an additional $38 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices, than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed-income securities, cash flows and return expectations are less predictable.  The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, Indemnity’s financial statements at December 31, 2012, do not reflect market conditions experienced in the fourth quarter of 2012.

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

Indemnity recognizes management fees due from the Exchange as income when the premiums are written because at that time Indemnity has performed substantially all of the services it is required to perform, including sales, underwriting and policy issuance activities.  However, such fees are not paid to Indemnity by the Exchange until the Exchange collects the premiums from policyholders.  As a result, Indemnity holds receivables for management fees since such fees are based upon premiums that have been written and assumed.  Indemnity also holds receivables from the Exchange for costs it pays on the Exchange’s behalf.  The receivable from the Exchange totaled $277 million or 24% of our total assets at December 31, 2012.

Deteriorating capital and credit market conditions or a failure to accurately estimate capital needs may significantly affect Indemnity’s ability to meet liquidity needs and access capital.

Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, pay dividends on common stock, and repurchase common stock.  Management estimates the appropriate level of capital necessary based upon current and projected results, which include a factor for potential exposures based upon these Risk Factors.  Failure to accurately estimate Indemnity’s capital needs may have a material adverse effect on its financial condition until additional sources of capital can be located.  Further, a deteriorating financial condition may create a negative perception of Indemnity by third parties, including rating agencies, investors, agents, and customers which could impact Indemnity’s ability to access additional capital in the debt or equity markets.

The primary sources of liquidity for Indemnity are management fees and cash flows generated from its investment portfolio.  In the event Indemnity’s current sources do not satisfy its liquidity needs, Indemnity has the ability to access its $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2012, or sell assets in its investment portfolio.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or, to a greater extent, its significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.

In the event these traditional sources of liquidity are not available, Indemnity may have to seek additional financing.  Indemnity’s access to funds will depend upon a number of factors including current market conditions, the availability of credit, market liquidity, and credit ratings.  In deteriorating market conditions, there can be no assurance that Indemnity will obtain additional financing, or, if available, that the cost of financing will not substantially increase and affect our overall profitability.

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

The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive agencies.  These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally they also sell competitors’ insurance products.  As a result, the Property and Casualty Group’s business depends in large part on the marketing and sales efforts of these agencies.  To the extent these agencies’ marketing efforts cannot be maintained at their current levels of volume or they bind the Property and Casualty Group to unacceptable insurance risks, fail to comply with established underwriting guidelines or otherwise improperly market the Property and Casualty Group’s products, the results of operations and business of the Property and Casualty Group could be adversely affected.  Also, to the extent these agencies place business with competing insurers due to compensation arrangements, product differences, price differences, ease of doing business, perceived delivery of customer service, or other reasons, the results of operations of the Property and Casualty Group could be adversely affected.  If the Property and Casualty Group is unsuccessful in maintaining and/or increasing the number of agencies in its independent agent distribution system, the results of operations of the Property and Casualty Group could be adversely affected.  To the extent that consumer preferences cause the insurance industry to migrate to a delivery system other than independent agencies, the business of the Property and Casualty Group could be adversely affected.  Also, to the extent the agencies choose to place significant portions or all of their business with competing insurance companies, the results of operations and business of the Property and Casualty Group could be adversely affected.

Our ability to maintain our reputation is a key factor to the Property and Casualty Group’s success.

The Property and Casualty Group maintains a brand recognized for customer service.  The perceived performance, actions and behaviors of employees, independent insurance agency representatives and third party service partners may result in reputational harm to the Property and Casualty Group's brand and the potential for a reduction in business. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data and inappropriate social media communications. The degree of control we have over these events varies based upon the event type and who is responsible for causing the incident. Furthermore, if an extreme catastrophic event were to occur in a heavily concentrated area of policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect our ability to satisfy our customers.  The degree of control we have over these events varies significantly based upon the type of event.  While we maintain and execute processes to minimize these events, we cannot completely eliminate this risk.

The Property and Casualty Group faces significant competition from other regional and national insurance companies.  Failure to keep pace with competitors may result in lower market share and revenues, which may have a material adverse effect on the Property and Casualty Group’s financial condition.

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

Insurance customers are increasingly expecting to perform service interactions digitally, including but not limited to shopping, paying bills and reporting and monitoring claims. Examples of digital channels used in these interactions include traditional websites, social media sites and mobile device applications. We expect competitors to continue to grow these channels, particularly those with some form of direct to consumer sales distribution. Failure to position our digital servicing and distribution technology effectively in light of these trends could inhibit the Property and Casualty Group's ability to grow and maintain its customer base.

Changes in applicable insurance laws, regulations or changes in the way regulators administer those laws or regulations could adversely change the Property and Casualty Group’s operating environment and increase its exposure to loss or put it at a competitive disadvantage.

Property and casualty insurers are subject to extensive supervision in the states in which they do business.  This regulatory oversight includes, by way of example, matters relating to licensing examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, restrictions on underwriting standards, and transactions between affiliates.  Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of shareholders.  For instance, members of the Property and Casualty Group are subject to involuntary participation in specified markets in various states in which they operate, and the rate levels the Property and Casualty Group is permitted to charge do not always correspond with the underlying costs associated with the coverage issued.  Additionally, certain transactions and agreements between Indemnity and the Exchange must be approved by the appropriate state insurance department(s).  Although currently the federal government does not directly regulate the insurance industry, federal programs, such as federal terrorism backstop legislation and the Federal Insurance Office established under the Dodd-Frank Act can also impact the insurance industry.  In addition to specific insurance regulation, the Property and Casualty Group must also comply with other regulatory, legal and ethical requirements relating to the general operation of a business.

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

The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the Mid-Atlantic, Midwestern and Southeastern portions of the United States.  A substantial portion of this business is private passenger and commercial automobile, homeowners and workers compensation insurance in Maryland, Virginia, Ohio, North Carolina, and particularly, Pennsylvania.  As a result, a single catastrophic occurrence, destructive weather pattern, change in climate condition, general economic trend, terrorist attack, regulatory development or other condition disproportionately affecting one or more of the states in which the Property and Casualty Group conducts substantial business could adversely affect the results of operations of members of the Property and Casualty Group.  Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable.  The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event.

The Property and Casualty Group maintains several property catastrophe reinsurance treaties that were renewed effective January 1, 2013, with the first property catastrophe reinsurance treaty providing coverage of up to 90% of a loss of $550 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence, the second treaty providing coverage of up to 70% of a loss of $225 million in excess of $900 million, and a third treaty providing coverage of up to 70% of a loss of $25 million in excess of $1.125 billion. Catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely affect the Property and Casualty Group’s underwriting profitability and financial position.

Terrorist attacks could also cause losses from insurance claims related to the property and casualty insurance operations, as well as a decrease in our equity, net income or revenue.  The federal Terrorism Risk Insurance Program Reauthorization and Extension Act ("TRIA") of 2007 requires that some coverage for terrorist losses be offered by primary commercial property insurers and provides federal assistance for recovery of claims through 2014.  While the Property and Casualty Group is exposed to terrorism losses in commercial lines and workers compensation, these lines are afforded a limited backstop above insurer deductibles for acts of terrorism under this federal program.  There is no federal assistance for personal lines terrorism losses. The Property and Casualty Group could incur large net losses if terrorist attacks were to occur. Terrorism losses caused by the intentional release of certain materials are not covered by TRIA or the property casualty catastrophe reinsurance program.

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

The Exchange’s investment portfolio is comprised principally of fixed-income maturities, common stocks, and limited partnerships.  At December 31, 2012, the Exchange’s investment portfolio consisted of approximately 64% fixed income securities, 22% common stocks, 9% limited partnerships, and 5% preferred equity securities.

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

Currently, 32% of the Exchange’s fixed-income portfolio is invested in financial sector securities and 17% is invested in municipal securities and results may vary depending on the market environment.  The performance of the fixed-income portfolio is subject to a number of risks including:

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

In addition, a portion of the Exchange’s portfolio is invested in limited partnerships.  At December 31, 2012, the Exchange had investments in limited partnerships of $1.0 billion, or 7% of total assets.  In addition, the Exchange is obligated to invest up to an additional $389 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable.  The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, the Exchange’s financial statements at December 31, 2012, do not reflect market conditions experienced in the fourth quarter of 2012.

Deteriorating capital and credit market conditions or a failure to accurately estimate capital needs may significantly affect the Exchange’s ability to meet liquidity needs and access capital.

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

The primary sources of liquidity for the Exchange are insurance premiums and cash flow generated from its investment portfolio.  In the event the Exchange’s current sources do not satisfy its liquidity needs, the Exchange has the ability to access its $300 million bank revolving line of credit, from which there were no borrowings as of December 31, 2012, or sell assets in its investment portfolio.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or, to a greater extent, its significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.

In the event these traditional sources of liquidity are not available, the Exchange may have to seek additional financing.  The Exchange’s access to funds will depend upon a number of factors including current market conditions, the availability of credit, market liquidity, and credit ratings.  In deteriorating market conditions, there can be no assurance that the Exchange will obtain additional financing, or, if available, that the cost of financing will not substantially increase and affect our overall profitability.

If there were a failure to maintain a commercially acceptable financial strength rating, the Property and Casualty Group’s competitive position in the insurance industry would be adversely affected.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales.  Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders.  Ratings are assigned by rating agencies to insurers based upon factors that the rating agencies believe are relevant to policyholders.  The Property and Casualty Group’s pooled AM Best rating is currently A+ ("superior").  A significant downgrade in this or other ratings would reduce the competitive position of the Property and Casualty Group making it more difficult to attract profitable business in the highly competitive property and casualty insurance market.

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

The Erie Insurance Group also operates 24 field offices in 11 states.  Of these offices, 16 provide both agency support and claims services and are referred to as branch offices, while seven provide only claims services and are referred to as claims offices and one provides only agency support and is referred to as a sales office.  Eight field offices are owned by the Erie Insurance Group (Indemnity owns three comprising approximately 40,000 square feet, the Exchange owns four comprising approximately 56,000 square feet, and EFL owns one comprising approximately 33,500 square feet), while the remaining 16 field offices are leased from unaffiliated parties, comprising approximately 123,500 square feet.

ITEM 3.   LEGAL PROCEEDINGS

State Court Lawsuit Against Erie Indemnity Company
Erie Indemnity Company (“Indemnity”) was named as a defendant in a complaint filed on August 1, 2012, by alleged subscribers of the Erie Insurance Exchange (the “Exchange”) in the Court of Common Pleas Civil Division of Fayette County, Pennsylvania captioned Erie Insurance Exchange, an unincorporated association, by Joseph S. Sullivan and Anita Sullivan, Patricia R. Beltz, and Jenna L. DeBord, trustees ad litem v. Erie Indemnity Co. (the “Sullivan” lawsuit).

As subsequently amended, the complaint alleges that, beginning on September 1, 1997, Indemnity retained “Service Charges” (installment fees) and “Added Service Charges” (late fees and policy reinstatement charges) on policies written by the Exchange and its insurance subsidiaries, which allegedly should have been paid to the Exchange, in the amount of approximately $308 million. In addition to their claim for monetary relief on behalf of the Exchange, the plaintiffs seek an accounting of all so-called intercompany transactions between Indemnity and the Exchange from 1996 to date. Plaintiffs allege that Indemnity breached its contractual, fiduciary, and equitable duties by retaining Service Charges and Added Service Charges that should have been retained by the Exchange.  Plaintiffs bring these same claims under three separate derivative-type theories. First, plaintiffs purport to bring suit as members of the Exchange on behalf of the Exchange.  Second, plaintiffs purport to bring suit as trustees ad litem on behalf of the Exchange. Third, plaintiffs purport to bring suit on behalf of the Exchange pursuant to Rule 1506 of the Pennsylvania Rules of Civil Procedure, which allows shareholders to bring suit derivatively on behalf of a corporation or similar entity.

Indemnity removed the case from state court to the United States District Court for the Western District of Pennsylvania, on the basis that it was a class action subject to removal under the Federal Class Action Fairness Act. In October 2012, the federal court remanded the case to state court. Indemnity has appealed the remand order, and the United States Court of Appeals for the Third Circuit will hear the appeal in March 2013. Indemnity has requested that the state court stay all proceedings in the Sullivan action pending the outcome of the appeal.

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. A hearing on that motion was held by the state court in February 2013, but a decision has not yet been rendered.

Discovery is in its early stages.  Indemnity has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the lawsuit.

Federal Court Lawsuit Against Directors
On February 6, 2013, a lawsuit was filed in the United States District Court for the Western District of Pennsylvania, captioned Erie Insurance Exchange, an unincorporated association, by members Patricia R. Beltz, Joseph S. Sullivan and Anita Sullivan, and Patricia R. Beltz, on behalf of herself and others similarly situate v. Richard L. Stover; J. Ralph Borneman, Jr; Terrence W. Cavanaugh; Jonathan Hirt Hagen; Susan Hirt Hagen; Thomas B. Hagen; C. Scott Hartz; Claude C. Lilly, III; Lucian L. Morrison; Thomas W. Palmer; Martin P. Sheffield; Elizabeth H. Vorsheck; and Robert C. Wilburn (the “Beltz” lawsuit), by alleged policyholders of the Exchange who are also the plaintiffs in the Sullivan lawsuit. The individuals named as defendants in the Beltz lawsuit are the current Directors of Indemnity. Indemnity is not a party in the Beltz lawsuit.

The Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself.

The Complaint has not yet been served upon the defendants; however, the defendants have advised Indemnity that they intend to vigorously defend against the claims in the Beltz lawsuit. The Company expects that the defendant Directors will seek indemnification and advancement of expenses from the Company in connection with the Beltz lawsuit.

Reference is also made to Item 8. “Financial Statements and Supplementary Data - Note 20, Commitments and Contingencies, of Notes to Consolidated Financial Statements” contained within this report.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Indemnity’s Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol “ERIE.”  No established trading market exists for the Class B voting common stock.  American Stock Transfer & Trust Company serves as Indemnity’s transfer agent and registrar.  As of February 15, 2013, there were approximately 811 beneficial shareholders of record for the Class A non-voting common stock and 10 beneficial shareholders of record for the Class B voting common stock.

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

	Indemnity Shareholder Interest
	2012						2011
	Stock sales price		Cash dividend declared				Stock sales price		Cash dividend declared
Quarter ended	High	Low	Class A		Class B		High	Low	Class A	Class B
March 31	$78.92	$74.23	$0.5525		$82.875		$71.11	$64.95	$0.5150	$77.250
June 30	77.66	68.28	0.5525		82.875		72.44	67.14	0.5150	77.250
September 30	72.35	62.64	0.5525		82.875		74.73	63.02	0.5150	77.250
December 31	71.28	62.22	2.5925	(1)	388.875	(1)	80.30	69.36	0.5525	82.875
Total			$4.2500		$637.500				$2.0975	$314.625

(1)
In addition to the regular quarterly dividend declared in November 2012, Indemnity's Board of Directors also declared a special one-time cash dividend of $2.00 on each Class A share and $300.00 on each Class B share.

Stock Performance
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for Indemnity's Class A common stock compared to the Standard & Poor's 500 Stock Index, the Standard & Poor's Property-Casualty Insurance Index, and the Standard & Poor's Supercomposite Insurance Industry Group Index.  The Standard & Poor's Supercomposite Insurance Industry Group Index is made up of 54 constituent members represented by property casualty insurers, insurance brokers and life insurers, and is a capitalization weighted index.  We believe that the span of the selected index broadly reflects the consolidated operations of Erie Indemnity Company, and is therefore suitable for use as a comparison for the time period measured.

	2007		2008	2009	2010	2011	2012
Erie Indemnity Company Class A common stock	$100	(1)	$77	$83	$143	$175	$166
Standard & Poor's 500 Stock Index	100	(1)	63	80	92	94	109
Standard & Poor's Property-Casualty Insurance Index	100	(1)	71	79	86	86	104
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	47	52	60	56	67

(1)
Assumes $100 invested at the close of trading, on the last trading day preceding the first day of the fifth preceding fiscal year, in Indemnity’s Class A common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Property-Casualty Insurance Index, and the Standard & Poor’s Supercomposite Insurance Industry Group Index.

Issuer Purchases of Equity Securities
A stock repurchase program was authorized by our Board of Directors on January 1, 2004, allowing the repurchase of up to $250 million of Indemnity’s outstanding Class A nonvoting common stock through December 31, 2006.  Our Board of Directors approved continuations of this stock repurchase program for an additional $250 million in February 2006, $100 million in September 2007, and $100 million in April 2008.  Subsequent continuations were approved for amounts that included and were not in addition to any unspent amounts under the current program of $100 million in May 2009, $100 million in April 2010, $150 million in December 2010, and most recently for $150 million in October 2011, which was authorized with no time limitation.  As of February 15, 2013, we had approximately $59 million of repurchase authority remaining under this program.

Indemnity may purchase shares, from time-to-time, in the open market or through privately negotiated transactions, depending upon prevailing market conditions and alternative uses of capital, and at times and in a manner that is deemed appropriate.  During 2012, shares repurchased totaled 1.0 million at a total cost of $69 million, based upon trade date.  See Item 8. “Financial Statements and Supplementary Data – Note 18, Indemnity Capital Stock, of Notes to Consolidated Financial Statements” contained within this report for discussion of additional shares repurchased outside of this program.

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended December 31, 2012:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 – 31, 2012	80,922	$63.68	80,922	$79
November 1 – 30, 2012	68,643	66.34	68,643	74
December 1 – 31, 2012	85,272	68.24	85,272	68
Total	234,837		234,837

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

	ERIE INDEMNITY COMPANY
(dollars in millions, except share data)	Years Ended December 31,
	2012	2011	2010	2009		2008
Operating Data:
Premiums earned	$4,493	$4,214	$3,987	$3,869		$3,834
Net investment income	438	433	433	433		438
Realized gains (losses) on investments	418	(6)	307	286		(1,597)
Equity in earnings (losses) of limited partnerships	131	149	128	(369)		(58)
Other income	32	34	35	36		34
Total revenues	5,512	4,824	4,890	4,255		2,651
Net income (loss)	619	268	660	446		(616)
Less: Net income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	459	99	498	338		(685)
Net income attributable to Indemnity	160	169	162	108		69

Per Share Data Attributable to Indemnity:
Net income per Class A share – diluted	$2.99	$3.08	$2.85	$1.89		$1.19
Book value per share – Class A common and equivalent B shares	12.11	14.48	16.24	15.74		13.79
Dividends declared per Class A share	4.25	2.0975	1.955	1.83		1.77
Dividends declared per Class B share	637.50	314.625	293.25	274.50		265.50

Financial Position Data:
Total assets	$15,441	$14,348	$14,344	$13,287		$12,505
Total equity	6,791	6,293	6,334	5,725	(1)	4,759
Less: Noncontrolling interest in consolidated entity – Exchange	6,149	5,512	5,422	4,823	(1)	3,967
Total equity attributable to Indemnity	642	781	912	902	(1)	792	(2)

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

Risk factors related to the non-controlling interest owned by the Erie Insurance Exchange (“Exchange”), which includes the Property and Casualty Group and Erie Family Life Insurance Company:

•	general business and economic conditions;

•	dependence upon the independent agency system;

•	ability to maintain our reputation for customer service;

•	factors affecting insurance industry competition;

•	changes in government regulation of the insurance industry;

•	premium rates and reserves must be established from forecasts of ultimate costs;

•	emerging claims, coverage issues in the industry, and changes in reserve estimates related to the property and casualty business;

•	changes in reserve estimates related to the life business;

•	severe weather conditions or other catastrophic losses, including terrorism;

•	the Exchange’s ability to acquire reinsurance coverage and collectability from reinsurers;

•	factors affecting the quality and liquidity of the Exchange’s investment portfolio;

•	the Exchange’s ability to meet liquidity needs and access capital;

•	the Exchange’s ability to maintain an acceptable financial strength rating;

•	outcome of pending and potential litigation against the Exchange; and

•	dependence upon the service provided by Indemnity.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. “Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements” contained within this report for a discussion of adopted and/or pending accounting pronouncements, none of which are expected to have a material impact on our future financial condition, results of operations or cash flows.

OPERATING OVERVIEW

Overview
The Erie Insurance Group represents the consolidated results of Indemnity and the results of its variable interest entity, the Exchange.  The Erie Insurance Group operates predominantly as a property and casualty insurer through its regional insurance carriers that write a broad range of personal and commercial coverages.  Our property and casualty insurance companies include the Exchange and its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”) and Flagship City Insurance Company (“Flagship”)(1).  These entities operate collectively as the “Property and Casualty Group.”  The Erie Insurance Group also operates as a life insurer through the Exchange’s wholly owned subsidiary, Erie Family Life Insurance Company (“EFL”), which underwrites and sells individual and group life insurance policies and fixed annuities(2).

The Exchange is a reciprocal insurance exchange organized under Article X of Pennsylvania's Insurance Company Law of 1921 under which individuals, partnerships and corporations are authorized to exchange reciprocal or inter-insurance contracts with each other, or with individuals, partnerships, and corporations of other states and countries, providing indemnity among themselves from any loss which may be insured against under any provision of the insurance laws except life insurance.  Each applicant for insurance to the Exchange signs a subscriber’s agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf. Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.

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

The Indemnity shareholder interest in income generally comprises:

•	a management fee of up to 25% of all property and casualty insurance premiums written or assumed by the Exchange, less the costs associated with the sales, underwriting and issuance of these policies;

•	a 0% interest in the net underwriting results of the property and casualty insurance operations after December 31, 2010 (the interest was 5.5% prior to December 31, 2010)(1);

•	a 0% equity interest in the net earnings of EFL after March 31, 2011 (the interest was 21.6% prior to March 31, 2011)(2);

•	net investment income and results on investments that belong to Indemnity(1); and

•	other income and expenses, including income taxes, that are the responsibility of Indemnity.

The Exchange’s or the noncontrolling interest in income generally comprises:

•	a 100% interest in the net underwriting results of the property and casualty insurance operations after December 31, 2010 (the interest was 94.5% prior to December 31, 2010)(1);

•	a 100% equity interest in the net earnings of EFL after March 31, 2011 (the interest was 78.4% prior to March 31, 2011)(2);

•	net investment income and results on investments that belong to the Exchange and its subsidiaries, including EFL(1); and

•	other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.

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

Results of the Erie Insurance Group’s Operations by Interest
The following table represents a breakdown of the composition of the income attributable to the Indemnity shareholder interest and the income attributable to the noncontrolling interest (Exchange).  For purposes of this discussion, EFL’s investments are included in the life insurance operations(1).

		Indemnity shareholder interest				Noncontrolling interest (Exchange)			Eliminations of related party transactions			Erie Insurance Group
(in millions)		Years ended December 31,				Years ended December 31,			Years ended December 31,			Years ended December 31,
	Percent	2012	2011	2010	Percent	2012	2011	2010	2012	2011	2010	2012	2011	2010
Management operations:
Management fee revenue, net	100.0%	$1,157	$1,067	$1,009		$—	$—	$—	$(1,157)	$(1,067)	$(1,009)	$—	$—	$—
Service agreement revenue	100.0%	31	33	34		—	—	—	—	—	—	31	33	34
Total revenue from management operations		1,188	1,100	1,043		—	—	—	(1,157)	(1,067)	(1,009)	31	33	34
Cost of management operations	100.0%	983	892	841		—	—	—	(983)	(892)	(841)	—	—	—
Income from management operations before taxes		205	208	202		—	—	—	(174)	(175)	(168)	31	33	34
Property and casualty insurance operations:(2)
Net premiums earned	5.5%(2)	—	—	216	94.5%(2)	4,422	4,149	3,709	—	—	—	4,422	4,149	3,925
Losses and loss expenses	5.5%(2)	—	—	155	94.5%(2)	3,384	3,349	2,660	(5)	(5)	(5)	3,379	3,344	2,810
Policy acquisition and underwriting expenses	5.5%(2)	—	—	61	94.5%(2)	1,284	1,178	1,052	(182)	(183)	(174)	1,102	995	939
Income (loss) from property and casualty insurance operations before taxes		—	—	0		(246)	(378)	(3)	187	188	179	(59)	(190)	176
Life insurance operations:(1)
Total revenue	21.6%(3)	—	10	37	78.4%(3)	178	167	135	(2)	(2)	(2)	176	175	170
Total benefits and expenses	21.6%(3)	—	7	26	78.4%(3)	132	120	96	0	0	(2)	132	127	120
Income from life insurance operations before taxes		—	3	11		46	47	39	(2)	(2)	0	44	48	50
Investment operations:
Net investment income(2)		16	16	37		338	335	312	(11)	(11)	(11)	343	340	338
Net realized gains (losses) on Investments(2)		5	3	(1)		404	(20)	301	—	—	—	409	(17)	300
Net impairment losses recognized in earnings(2)		0	0	(1)		0	(1)	(3)	—	—	—	0	(1)	(4)
Equity in earnings of limited partnerships		15	26	21		116	119	106	—	—	—	131	145	127
Goodwill impairment		—	—	—		—	—	(22)	—	—	—	—	—	(22)
Income from investment operations before taxes(2)		36	45	56		858	433	694	(11)	(11)	(11)	883	467	739
Income from operations before income taxes and noncontrolling interest		241	256	269		658	102	730	—	—	—	899	358	999
Provision for income taxes		81	87	107		199	3	232	—	—	—	280	90	339
Net income		$160	$169	$162		$459	$99	$498	$—	$—	$—	$619	$268	$660

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

Net income in 2012 was impacted primarily by increased earnings from our investment operations compared to 2011 and 2010 and lower losses from our property and casualty insurance operations compared to 2011.  Our investment operations improved primarily as a result of net realized gains on investments, compared to losses in 2011 and a lower level of gains in 2010.  The Exchange’s property and casualty insurance operations experienced a 6.6% increase in earned premium compared to 2011, driven by increases in policies in force and the average premium per policy, which also positively impacted Indemnity’s management fee revenue.  The Exchange's 2012 property and casualty insurance operation's results were positively impacted by lower levels of catastrophe losses, offset somewhat by lower levels of favorable development on prior accident year loss reserves compared to 2011.  In 2010, our noncontrolling interest incurred a charge of $22 million for the impairment of goodwill relating to its purchase of EFL stock in 2006, and the Indemnity shareholder interest incurred a charge of $18 million for a deferred tax expense related to the sale of its 21.6% ownership interest of EFL to the Exchange, which occurred on March 31, 2011.

Reconciliation of Operating Income to Net Income
We disclose operating income, a non-GAAP financial measure, to enhance our investors’ understanding of our performance related to the Indemnity shareholder interest.  Our method of calculating this measure may differ from those used by other companies, and therefore comparability may be limited.

Indemnity defines operating income as income generated from management operations, life insurance operations(1), property and casualty insurance underwriting operations(2), net investment income(2), and equity in earnings or losses of limited partnerships, net of related federal income taxes.  It does not include realized capital gains and losses, impairment losses and related federal income taxes.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest for the years ended December 31(1) (2):

(in millions, except per share data)	Indemnity Shareholder Interest
	2012	2011	2010
Operating income attributable to Indemnity	$157	$167	$163
Net realized gains (losses) and impairments on investments	5	3	(2)
Income tax (expense) benefit	(2)	(1)	1
Realized gains (losses) and impairments, net of income taxes	3	2	(1)
Net income attributable to Indemnity	$160	$169	$162

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$2.92	$3.04	$2.88
Net realized gains (losses) and impairments on investments	0.10	0.06	(0.04)
Income tax (expense) benefit	(0.03)	(0.02)	0.01
Realized gains (losses) and impairments, net of income taxes	0.07	0.04	(0.03)
Net income attributable to Indemnity	$2.99	$3.08	$2.85

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

Summary of Results – Indemnity Shareholder Interest
Net income attributable to Indemnity Class A per share-diluted was $2.99 per share in 2012, compared to $3.08 per share in 2011, and $2.85 per share in 2010.  The net income for 2011 and 2010 included $0.02 and $0.47 per share-diluted, respectively, related to operations sold to the Exchange.

Operating income attributable to Indemnity Class A per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $2.92 per share in 2012, compared to $3.04 in 2011, and $2.88 in 2010.  The 2011 and 2010 operating income amounts included $0.02 and $0.42 per share-diluted, respectively, related to operations sold to the Exchange.

Operating Segments
Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.

Management operations
Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for 2012, 2011 and 2010.  Our Board of Directors set the 2013 management fee rate again at 25%, its maximum level.  Management fee revenue is eliminated upon consolidation.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with almost 10,200 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  The Property and Casualty Group’s principal personal lines products based upon 2012 direct written premiums were private passenger automobile (45%) and homeowners (26%), and the principal commercial lines products were commercial multi-peril (12%), commercial automobile (7%) and workers compensation (7%).  Pennsylvania, Maryland and Virginia made up 62% of the property and casualty lines insurance business direct written premium in 2012.

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

Our investment operations produced positive results reflecting favorable conditions in the financial markets during 2012. Net investment income was $438 million in 2012, compared to $433 million in 2011.  During 2012, we incurred $0.2 million of impairment charges compared to $2 million in 2011.  Net realized gains were $418 million in 2012, compared to net losses of $4 million in 2011, primarily reflecting significant valuation adjustments and realized gains from our common stock portfolio in 2012.  Equity in earnings of limited partnerships was $131 million in 2012, compared to $149 million in 2011, as market conditions for these investments have generally remained favorable.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.   As a result, our 2012 partnerships earnings do not reflect the market conditions experienced in the fourth quarter of 2012.

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

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements include amounts based upon estimates and assumptions that have a significant effect on reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures.  Management considers an accounting estimate to be critical if 1) it requires assumptions to be made that were uncertain at the time the estimate was made, and 2) different estimates that could have been used, or changes in the estimate that are likely to occur from period-to-period, could have a material impact on our Consolidated Statements of Operations or Financial Position.

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

Incurred development – Incurred loss development patterns (reflecting cumulative paid losses plus current case reserves) are generated from historical data organized by accident quarter and calendar quarter.  The patterns are applied to current incurred losses by accident quarter to generate estimated ultimate losses.  Incurred methods and/or combinations of the paid and incurred methods are used in developing estimated ultimate losses for short-tail coverages, such as personal auto physical damage and personal property claims, and more mature accident quarters of long-tail coverages, such as personal auto liability, commercial liability and workers compensation claims.

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

Impact of inflation – Property and casualty insurance reserves are established before the extent to which inflation may impact such reserves is known.  Consequently, in establishing reserves, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues.  Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.  Inflation assumptions take the form of explicit numerical values in the survival ratio, individual claim, and massive injury lifetime medical reserving methods.  Inflation assumptions are implicitly derived through the selection of applicable loss development patterns for all other reserving methods.  Occasionally, unusual aberrations in loss development patterns are caused by external and internal factors such as changes in claim reporting and/or settlement patterns, unusually large losses, process changes, legal or regulatory changes and other influences.  In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and actuarial judgment is applied to make appropriate assumptions needed to develop a best estimate of ultimate losses.

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

Reserve estimate variability
The property and casualty reserves with the greatest potential for variation are the massive injury lifetime medical reserves.  The automobile no-fault law in Pennsylvania before 1986 and workers compensation policies provide for unlimited medical benefits.  The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends.  Workers compensation massive injury claims have been segregated from the total population of claims.  Ultimate losses for these claims are estimated on a claim-by-claim basis.  An annual payment assumption is made for each of the claimants who have sustained massive injuries.  We are currently reserving for 267 claimants requiring lifetime medical care, of which 109 involve massive injuries. The annual payment is projected into the future based upon particular assumptions of the future inflation rate and life expectancy of the claimant.  The most significant variable in estimating this liability is medical cost inflation.  The life expectancy (mortality rate) assumption underlying the estimate reflects the gender specific disabled pensioner mortality table.  Actual experience, however, may emerge in a manner that is different relative to the original assumptions, which could have a significant impact on our reserve estimates.

Loss reserves are set at full expected cost, except for workers compensation loss reserves, which are discounted on a nontabular basis using an interest rate of 2.5% and our historical workers compensation payout patterns.  In our workers compensation discounting methodology, we segregate the workers compensation massive injury claims that have longer payout patterns from the non-massive injury workers compensation claims.

Auto no-fault (massive injury lifetime medical claims) – The automobile massive injury reserve carried by the Property and Casualty Group totaled $351 million at December 31, 2012, compared to $356 million at December 31, 2011.  The decrease in the pre-1986 automobile massive injury reserves in 2012, compared to 2011, was primarily due to the death of one claimant.  A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s liability of $71 million at December 31, 2012.

Workers compensation (massive injury lifetime medical claims) – The workers compensation massive injury reserve carried by the Property and Casualty Group totaled $99 million at both December 31, 2012 and 2011.  The workers compensation massive injury reserves remained flat in 2012, compared to 2011, primarily due to the death of one claimant, offset by the addition of one new claimant.  The discount on these reserves was $36 million at December 31, 2012.  A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s liability of $22 million and an increase in the discount of $10 million at December 31, 2012.

Workers compensation reserves, excluding massive injury lifetime medical claims, are also subject to discounting.  The discount on these reserves was $49 million at December 31, 2012.  A 100-basis point increase in the discount rate would decrease these reserves by $24 million.

We also perform analyses to evaluate the adequacy of past total reserve levels for the Property and Casualty Group.  Using subsequent information, we perform retrospective reserve analyses to test whether previously established estimates for reserves were reasonable.  Our 2012 retrospective reserve analysis for the loss reserve balance at December 31, 2011 indicated that direct reserves, including salvage and subrogation recoveries, were over-estimated by approximately $92 million, or 2.6% of the reserve estimate at December 31, 2011.  In 2011, our retrospective reserve analysis indicated that direct reserves, including salvage and subrogation recoveries, were over-estimated by approximately $276 million, or 7.7% of the reserve estimate at December 31, 2010; and in 2010, our retrospective reserve analysis indicated that direct reserves, including salvage and subrogation recoveries, were over-estimated by approximately $188 million, or 5.2% of the reserve estimate at December 31, 2009.  See an additional discussion of our reserve development in the “Prior year loss reserve development” section.

Due to the sale of Indemnity’s property and casualty insurance subsidiaries to the Exchange on December 31, 2010, all property and casualty loss and loss expense reserves accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.

Life Insurance and Annuity Policy Reserves
Reserves for traditional life insurance future policy benefits are computed primarily by the net level premium method.  Generally, benefits are payable over an extended period of time and related reserves are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums.  Such reserves are established based upon methods and underlying assumptions in accordance with GAAP and applicable actuarial standards.  Principal assumptions used in the establishment of policy reserves are mortality, lapses, expenses and investment yields.  Mortality assumptions are based upon tables typically used in the industry, modified to reflect actual experience and to include a provision for the risk of adverse deviation where appropriate.  Lapse, expense and investment yield assumptions are based upon actual company experience and may include a provision for the risk of adverse deviation.  Assumptions on these policies are locked in at the time of issue and are not subject to change unless a premium deficiency exists.  A premium deficiency exists if, based upon revised assumptions, the existing contract liabilities together with the present value of future gross premiums are not sufficient to cover the present value of future expected benefits and maintenance costs and to recover unamortized acquisition costs.  Historically, our reserves plus expected gross premiums have been demonstrated to be sufficient.  There were no premium deficiencies in 2012, 2011 or 2010.

Reserves for income-paying annuity future policy benefits are computed as the present value of future expected benefits.  Principal assumptions used in the establishment of policy reserves are mortality and investment yields.  Interest rates used to discount future expected benefits are set at the policy level and range from 2.25% to 9.0%.  The equivalent aggregate interest rate is 5.7%.  If the aggregate interest rate was reduced by 100 basis points, the present value of future expected benefits would increase by $18 million at December 31, 2012.

Reserves for universal life and deferred annuity plans are based upon the contract account balance without reduction for surrender charges.

Investment Valuation
Available-for-sale and trading securities
We make estimates concerning the valuation of all investments.  Valuation techniques are used to derive the fair value of the available-for-sale and trading securities we hold.  Fair value is the price that would be received to sell an asset in an orderly transaction between willing market participants at the measurement date.

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

We continually assess whether or not an active market exists for all of our investments and as of each reporting date re-evaluate the classification in the fair value hierarchy.  All assets carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can assess at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability.

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

We perform continuous reviews of the prices obtained from the pricing service.  This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper classification level of the financial instrument.  Price variances, including large periodic changes, are investigated and corroborated by market data.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs, such as benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and transaction volumes, and believe that their prices adequately consider market activity in determining fair value.  Our review process continues to evolve based upon accounting guidance and requirements.

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

Other-than-temporary impairments
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

Limited partnerships
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter of 2012.

The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare their audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the net asset value (NAV) from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method.

We have three types of limited partnership investments: private equity, mezzanine debt, and real estate.  Our private equity and mezzanine debt partnerships are diversified among numerous industries and geographies to minimize potential loss exposure. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. The fair value amounts for our private equity and mezzanine debt partnerships are based upon the financial statements prepared by the general partners, who use various methods to estimate fair value including the market approach, income approach and the cost approach.  The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities.  Such valuation techniques often use market multiples derived from a set of comparables.  The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount.  The measurement is based upon the value indicated by current market expectations about those future amounts.  The cost approach is derived from the amount that is currently required to replace the service capacity of an asset.  If information becomes available that would impair the cost of investments owned by the partnerships, then the general partner would adjust to the net realizable value.

The fair value of investments in real estate limited partnerships is determined by the general partner based upon independent appraisals and/or internal valuations.  Real estate projects under development are generally valued at cost and impairment tested by the general partner.  We minimize the risk of market decline by avoiding concentration in a particular geographic area and are diversified across residential, commercial, industrial and retail real estate investments.

We perform various procedures in review of the general partners’ valuations. While we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments of the partnership investments where appropriate.  As there is a limited market for these investments, they have the greatest potential for variability.  We survey each of the general partners quarterly about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund’s quarterly and annual financial statements. Based upon that information from the general partner, we consider whether additional disclosure is warranted. For limited partnerships measured at fair value based upon NAV, these values are then analyzed to determine if they represent NAV at the balance sheet date, with an adjustment being made where appropriate.

Deferred Acquisition Costs Related to Life Insurance and Investment-Type Contracts
Acquisition costs that vary with and relate to the production of life insurance and investment-type contracts are deferred. Deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition. As a result of new accounting guidance effective in 2012, these costs are limited to the successful acquisition of new and renewal contracts. Such costs consist principally of commissions, premium taxes and policy issuance expenses. The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share. The amount of acquisition costs capitalized during 2012 related to life insurance and investment-type contracts totaled $17 million. The amount of acquisition costs that would have been capitalized during 2012 using the previous policy totaled $19 million. Prior to 2012, certain of these acquisition costs were deferred regardless of whether a contract was acquired.

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

DAC is periodically reviewed for recoverability.  For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.  For universal life products and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.  There were no impairments to DAC in 2012, 2011 or 2010.

Deferred Taxes
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carry-forwards.  Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized.  We perform an analysis of our deferred tax assets to determine recoverability on a quarterly basis for each legal entity, by character of the income (ordinary or capital).  Deferred tax assets are reduced by a valuation allowance, if based upon the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, we consider carry-back capacity, reversal of existing temporary differences, future taxable income and tax planning strategies.  The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based upon our historical experience and our expectations of future performance.  Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as financial market conditions, policyholder behavior, competitor pricing, new product introductions and specific industry and economic conditions.

Indemnity had a net deferred tax asset of $37 million at December 31, 2012 and $19 million at December 31, 2011.  There was no valuation allowance recorded on Indemnity at December 31, 2012 or 2011.

The Exchange had a net deferred tax liability of $365 million at December 31, 2012 and $147 million at December 31, 2011.  There was no valuation allowance recorded on the Exchange at December 31, 2012 or 2011.

Retirement Benefit Plan for Employees
Our pension plan for employees is the largest and only funded benefit plan we offer.  Our pension obligation is developed from actuarial estimates.  Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans.  Key factors include assumptions about the discount rates and expected rates of return on plan assets.  We review these assumptions annually and modify them considering historical experience, current market conditions, including changes in investment returns and interest rates and expected future trends.

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.  The discount rate assumption used to determine the benefit obligation for 2012 was determined based upon a yield curve developed from corporate bond yield information.  The construction of this yield curve is based upon yields of corporate bonds rated Aa quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value.  This represents the suggested discount rate.  The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 19 years.  This yield curve supported the selection of a 4.19% discount rate for the projected benefit obligation at December 31, 2012 and for the 2013 pension expense.  The same methodology was used to develop the 4.99% and 5.69% discount rates used to determine the projected benefit obligation for 2011 and 2010, respectively, and the pension expense for 2012 and 2011, respectively.  A change of 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $3 million impact on net pension and other retirement benefit costs in 2013.

Unrecognized actuarial gains and losses are being recognized over a 14-year period, which represents the expected remaining service period of the employee group.  Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Position.  These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and general market trends.  The expected future return for each asset class is then weighted based upon the plan's asset allocation to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. A reasonably possible change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $1 million impact on net pension benefit cost.

We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period.  The market-related asset experience during 2012 that related to the actual investment return being different from that assumed during the prior year was a gain of $29 million. Recognition of this gain will be deferred and recognized over a four year period, consistent with the market-related asset value methodology.  Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from our trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers and reference data.  There were no Level 3 investments during 2012 or 2011.

The actuarial assumptions we used in determining our pension obligation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations or cash flows.

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
Management Operations
Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation.   A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Years ended December 31,
(dollars in millions)	2012	% Change		2011	% Change		2010
Management fee revenue, net	$1,157	8.5%		$1,067	5.7%		$1,009
Service agreement revenue	31	(5.9)		33	(3.6)		34
Total revenue from management operations	1,188	8.1		1,100	5.4		1,043
Cost of management operations	983	10.2		892	6.1		841
Income from management operations – Indemnity(1)	$205	(1.3)%		$208	2.7%		$202
Gross margin	17.3%	(1.6)	pts.	18.9%	(0.5)	pts.	19.4%

(1)          The Indemnity shareholder interest retains 100% of the income from management operations.

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

	Indemnity Shareholder Interest
	Years ended December 31,
(dollars in millions)	2012	% Change	2011	% Change	2010
Property and Casualty Group direct written premium	$4,631	8.4%	$4,271	5.9%	$4,035
Management fee rate	25%		25%		25%
Management fee revenue, gross	1,157	8.3	1,068	5.9	1,009
Change in allowance for management fee returned on cancelled policies(1)	0	NM	(1)	NM	0
Management fee revenue, net of allowance	$1,157	8.4%	$1,067	5.7%	$1,009

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 8.4% in 2012, compared to 2011, due to a 3.9% increase in policies in force and a 4.3% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.9% at December 31, 2012 and 90.7% at December 31, 2011 and 2010.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for 2012, 2011 and 2010.  The management fee rate for 2013 was set at 25% by our Board of Directors.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.  See also, the “Transactions/Agreements between Indemnity and Noncontrolling Interest (Exchange), Board Oversight” section within this report.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $31 million, $33 million and $34 million in 2012, 2011 and 2010, respectively.  The decrease in service agreement revenue in 2012 and 2011 resulted from a continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying services charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Years ended December 31,
(in millions)	2012	% Change	2011	% Change	2010
Commissions	$635	8.5%	$586	3.9%	$564
Non-commission expense	348	13.6	306	10.6	277
Total cost of management operations	$983	10.2%	$892	6.1%	$841

Commissions – Commissions increased $49 million in 2012 compared to 2011, and increased $22 million in 2011 compared to 2010, primarily as a result of the 8.4% and 5.9%, respectively, increase in direct written premiums of the Property and Casualty Group.  In 2012, agent bonuses also increased due to an increase in the profitability component of the bonus as a result of factoring in the most recent year’s underwriting data, and other agent incentives increased due to policy growth. Impacting these increases in 2012 was an adjustment that reduced commission expense by $6 million. This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods. This amount was incorrectly recorded as a benefit to the Exchange in prior periods. If these amounts had been correctly recorded, Indemnity's commission expense would have been lower by $0.5 million and $0.7 million, for the years ended December 31, 2011 and 2010, respectively. Impacting the increase in 2011 was a decrease in agent bonuses due to a reduction in the profitability component of the bonus as a result of factoring in the most recent year’s underwriting data.

Non-commission expense – Non-commission expense increased $42 million in 2012 compared to 2011. Sales, policy issuance, advertising and underwriting costs increased $11 million primarily due to increased levels of applications and policies and increased agent related advertising and support. Information technology costs increased $14 million, which included $4 million of personnel costs, $8 million of software costs and $2 million of professional fees. Personnel and all other operating costs, excluding information technology related costs, increased $17 million as a result of an $8 million increase related to higher staffing levels primarily associated with policy acquisition and customer service functions, a $6 million increase in pension and medical costs, and a $3 million increase in the estimate for annual incentive plan compensation related to growth and underwriting performance.

In 2011, non-commission expense increased $29 million compared to 2010. Sales, policy issuance and advertising costs increased $2 million primarily due to increased levels of policies and agent related support. Information technology costs increased $21 million, which included $7 million of personnel costs, $7 million of software costs and $7 million of professional fees. Personnel and all other operating costs, excluding information technology related costs, increased $6 million as a result of a $1 million increase related to higher staffing levels primarily associated with the customer service function, and due to 2010 including a $5 million reduction due to a favorable court ruling.

Gross margin
The gross margin in 2012 was 17.3%, compared to 18.9% in 2011 and 19.4% in 2010. The gross margin of 17.3% in 2012 was positively impacted by an adjustment that reduced commission expense by $6 million related to the reimbursement by the NCRF for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods, and the gross margin of 19.4% in 2010 was positively impacted by a $5 million reduction to non-commission expense due to a favorable court ruling.  Excluding these adjustments that reduced the total cost of management operations, the gross margin would have been 16.8% in 2012, compared to 18.9% in 2011 and 18.9% in 2010.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Years ended December 31,
(dollars in millions)	2012	% Change		2011	% Change		2010
Premiums:
Direct written premium	$4,631	8.4%		$4,271	5.9%		$4,035
Reinsurance – assumed and ceded	(28)	(74.2)		(16)	(6.0)		(16)
Net written premium	4,603	8.2		4,255	5.9		4,019
Change in unearned premium	181	71.3		106	12.2		94
Net premiums earned	4,422	6.6		4,149	5.7		3,925
Losses and loss expenses:
Current accident year, excluding catastrophe losses	3,010	5.7		2,848	2.8		2,771
Current accident year catastrophe losses	489	(36.7)		773	NM		288
Prior accident years, including prior year catastrophe losses	(115)	57.7		(272)	(11.8)		(244)
Losses and loss expenses	3,384	1.0		3,349	19.0		2,815
Policy acquisition and other underwriting expenses	1,284	9.0		1,178	5.8		1,113
Total losses and expenses	4,668	3.1		4,527	15.2		3,928
Underwriting loss – Erie Insurance Group	$(246)	34.7%		$(378)	NM		$(3)
Underwriting loss – Indemnity(1)	$—			$—			$0
Underwriting loss – Exchange(1)	$(246)			$(378)			$(3)

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	68.1%	(0.5)	pts.	68.6%	(2.0)	pts.	70.6%
Current accident year catastrophe loss ratio	11.0	(7.6)		18.6	11.3		7.3
Prior accident year loss ratio, including prior year catastrophe losses	(2.6)	3.9		(6.5)	(0.3)		(6.2)
Total loss and loss expense ratio	76.5	(4.2)		80.7	9.0		71.7
Policy acquisition and other underwriting expense ratio	29.1	0.7		28.4	0.0		28.4
Combined ratio	105.6%	(3.5)	pts.	109.1%	9.0	pts.	100.1%

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 8.4% to $4.6 billion in 2012, from $4.3 billion in 2011, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 3.9% in 2012 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 2.5% in 2011.  The year-over-year average premium per policy for all lines of business increased 4.3% at December 31, 2012, compared to 3.3% at December 31, 2011.

Premiums generated from new business increased 22.2% to $568 million in 2012, compared to 1.9%, or $465 million, in 2011.  Underlying the trend in new business premiums was a 13.4% increase in new business policies written in 2012, compared to the same period in 2011, while the year-over-year average premium per policy on new business increased 7.8% at December 31, 2012, compared to 5.9% at December 31, 2011.

Premiums generated from renewal business increased 6.7% to $4.1 billion in 2012, compared to 6.4%, or $3.8 billion, in 2011.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention trends. The renewal business year-over-year average premium per policy increased 3.9% at December 31, 2012, compared to 2.9% at December 31, 2011.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.9% at December 31, 2012 and 90.7% at December 31, 2011, and 2010.

The Property and Casualty Group implemented rate increases in 2012, 2011 and 2010 in order to meet loss cost expectations.  Our rate increases in 2010 were offset somewhat by the Property and Casualty Group’s economically sensitive lines, predominantly workers compensation and commercial auto, which, as a result of unfavorable economic conditions at that time, experienced reduced exposures and changes in the mix of business that reduced the average premium per policy for these lines.

The Property and Casualty Group primarily writes only one-year policies.  Consequently, rate actions take 12 months to be fully recognized in written premium and 24 months to be fully recognized in earned premiums.  Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the decreased or increased premiums in full.  As a result, certain rate actions approved in 2011 were reflected in 2012, and recent rate actions in 2012 will be reflected in 2013.

Personal lines – Total personal lines premiums written increased 7.5% to $3.3 billion in 2012, from $3.1 billion in 2011, driven by an increase of 3.8% in total personal lines policies in force and an increase of 3.6% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 20.9% in 2012, compared to a decrease of 0.7% in 2011, driven by increases in new business policies written and average premium per policy.  Personal lines new business policies written increased 15.1% in 2012, compared to the same period in 2011, while the year-over-year average premium per policy on personal lines new business increased 5.1% at December 31, 2012, compared to 4.2% at December 31, 2011.

•
Private passenger auto new business premiums written increased 15.7% in 2012, compared to a decrease of 1.4% in 2011.  New business policies written for private passenger auto increased 11.0% in 2012, compared to the same period in 2011, while the new business year-over-year average premium per policy for private passenger auto increased 4.2% at December 31, 2012, compared to an increase of 2.0% at December 31, 2011.

•
Homeowners new business premiums written increased 30.4% in 2012, compared to a decrease of 0.9% in 2011.  New business policies written for homeowners increased 18.8% in 2012, compared to the same period in 2011.  The new business year-over-year average premium per policy for homeowners increased 9.8% at December 31, 2012, compared to 6.5% at December 31, 2011.

Renewal premiums written on personal lines increased 6.1% in 2012, compared to 5.5% in 2011, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 3.5% at December 31, 2012, compared to 2.2% at December 31, 2011.  The personal lines year-over-year policy retention ratio was 91.6% at December 31, 2012, and 91.5% at December 31, 2011 and 2010.

•
Private passenger auto renewal premiums written increased 3.2% in 2012, compared to 2.8% in 2011.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.1% at December 31, 2012, compared to 0.7% at December 31, 2011.  The private passenger auto year-over-year policy retention ratio was 92.1% at December 31, 2012, 91.6% at December 31, 2011 and 91.8% at December 31, 2010.

•
Homeowners renewal premiums written increased 11.5% in 2012, compared to 11.1% in 2011.  The year-over-year average premium per policy on homeowners renewal business increased 8.7% at December 31, 2012, compared to 7.7% in 2011.  The homeowners year-over-year policyholder retention ratio was 90.9% at December 31, 2012, and 91.0% at December 31, 2011 and 90.9% at December 31, 2010.

Commercial lines – Total commercial lines premiums written increased 10.9%, to $1.3 billion in 2012, from $1.2 billion in 2011, driven by a 4.7% increase in total commercial lines policies in force and a 5.9% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 24.5% in 2012, compared to 6.7% in 2011, driven by increases in new business policies written and average premium per policy.  The combined impact of these increases was seen primarily in the commercial multi-peril and workers compensation lines of business. Commercial lines new business policies written increased 6.5% in 2012, compared to the same period in 2011, while the year-over-year average premium per policy on commercial lines new business increased 16.9% at December 31, 2012, compared to 6.7% at December 31, 2011.

Renewal premiums for commercial lines increased 8.6% in 2012, compared to 8.8% in 2011, driven by increases in average premium per policy and steady policy retention trends. The combined impact of these increases was seen primarily in the commercial multi-peril and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 4.1% in 2012, compared to 4.4% in 2011.  The year-over-year policy retention ratio for commercial lines was 86.2% at December 31, 2012, 85.5% at December 31, 2011 and 85.3% at December 31, 2010.

Future trends—premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their book of business with the Property and Casualty Group.  At December 31, 2012, we had nearly 2,200 agencies with almost 10,200 licensed property and casualty representatives.

Changes in premium levels attributable to the growth in policies in force directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee.  Our continued focus on underwriting discipline and the maturing of our pricing sophistication models has contributed to the Property and Casualty Group’s growth in new policies in force and steady policy retention ratios.  The continued growth of our policy base is dependent upon the Property and Casualty Group’s ability to retain existing policyholders and attract new policyholders.  A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the Property and Casualty Group’s premium level growth, and consequently Indemnity’s management fee.

Changes in premium levels attributable to rate changes also directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee.  Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which our insurers operate.  The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of our insurance products.  Such pricing actions, and those of competitors, could affect the ability of our agents to retain and attract new business.  We expect the Property and Casualty Group’s pricing actions to result in a net increase in direct written premium in 2013, however, exposure reductions and/or changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may reduce coverages.

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 68.1% in 2012, compared to 68.6% in 2011 and 70.6% in 2010. The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 68.5% in 2012, compared to 69.4% in 2011 and 70.4% in 2010. The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 67.1% in 2012, compared to 66.6% in 2011 and 71.3% in 2010.

Current accident year catastrophe losses – Catastrophic events, destructive weather patterns, or changes in climate conditions are an inherent risk of the property and casualty insurance business and can have a material impact on our property and casualty insurance underwriting results.  In addressing this risk, we employ what we believe are reasonable underwriting standards and monitor our exposure by geographic region. The Property and Casualty Group’s definition of catastrophes includes those weather-related or other loss events that we consider significant to our geographic footprint which, individually or in the aggregate, may not reach the level of a national catastrophe as defined by the Property Claim Service ("PCS").

The Property and Casualty Group maintains property catastrophe reinsurance coverage from unaffiliated reinsurers to mitigate future potential catastrophe loss exposures and no longer participates in the voluntary assumed reinsurance business, which lowers the variability of the Property and Casualty Group’s underwriting results. The property catastrophe reinsurance coverage during 2012 included a first treaty that provided coverage of up to 90% of a loss of $500 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence, a second treaty that provided coverage of up to 70% of a loss of $275 million in excess of $850 million, and a third treaty that provided coverage of up to 70% of a loss of $25 million in excess of $1.125 billion.  The property catastrophe reinsurance treaties were renewed effective for January 1, 2013, with the first property catastrophe reinsurance treaty providing coverage of up to 90% of a loss of $550 million in excess of the
Property and Casualty Group’s loss retention of $350 million per occurrence, the second treaty providing coverage of up to 70% of a loss of $225 million in excess of $900 million, and a third treaty providing coverage of up to 70% of a loss of $25 million in excess of $1.125 billion.

While the Property and Casualty Group is exposed to terrorism losses in commercial lines, including workers compensation, these lines are afforded a limited backstop above insurer deductibles for foreign acts of terrorism under the federal Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 that continues through December 31, 2014.  There is no federal assistance for personal lines terrorism losses.  Although current models suggest the most likely occurrences would not have a material impact on the Property and Casualty Group, there is a chance that if future terrorism attacks occur, the Property and Casualty Group could incur large losses.

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $489 million in 2012, $773 million in 2011 and $288 million in 2010, and contributed 11.0 points, 18.6 points and 7.3 points to the respective loss ratios.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
(in millions)	Years ended December 31,
	2012	2011	2010
Direct business including salvage and subrogation	$(92)	$(276)	$(188)
Assumed reinsurance business	(14)	(22)	(51)
Ceded reinsurance business	(9)	26	(5)
Total prior year loss development	$(115)	$(272)	$(244)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – The following table presents the overall prior year loss development of direct reserves, including reserves for catastrophe losses and the effects of salvage and subrogation recoveries, for our personal and commercial lines' operations by accident year:

	Property and Casualty Group
(in millions)	Years ended December 31,
	2012	2011	2010
2011	$(46)	$—	$—
2010	(27)	(26)	—
2009	(7)	(31)	(60)
2008	(6)	(14)	(47)
2007	(5)	(7)	(39)
2006	(4)	(8)	(17)
2005	(3)	(5)	(17)
2004	1	(11)	0
2003	(4)	(4)	(9)
2002 and prior	9	(170)	1
Total	$(92)	$(276)	$(188)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

The 2012 direct business favorable development, including reserves for catastrophe losses and salvage and subrogation recoveries, totaled $92 million, improved the combined ratio by 2.1 points and represented 2.6% of the net loss reserves at December 31, 2011.  The most significant factors contributing to the 2012 favorable development were:

•
Favorable development of $54 million related to the homeowners line of business primarily resulting from improved claims frequency trends, which impacted the 2011 accident year, better than expected severity trends, which impacted the 2007 through 2011 accident years, and the closing of one large claim which impacted the 2010 accident year.

•
Favorable development of $42 million related to the commercial multi-peril line of business primarily resulting from better than expected severity trends, which impacted the 2007 through 2011 accident years, and the closing of two large claims which impacted the 2006 through 2010 accident years.

•	Favorable development of $11 million related to the commercial auto line of business primarily resulting from better than expected severity trends, which impacted the 2007 through 2011 accident years.

•	Adverse development of $15 million related to the workers compensation line of business primarily resulting from increased severity trends, which impacted accident years 2000 through 2008.

The 2011 direct business favorable development, including reserves for catastrophe losses and salvage and subrogation recoveries, totaled $276 million, improved the combined ratio by 6.7 points and represented 7.7% of the net loss reserves at December 31, 2010.  The most significant factors contributing to the 2011 favorable development were:

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

The 2010 direct business favorable development, including reserves for catastrophe losses and salvage and subrogation recoveries, totaled $188 million, improved the combined ratio by 4.8 points and represented 5.2% of the net loss reserves at December 31, 2009.  The most significant factors contributing to the 2010 favorable development were:

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

•
Adverse development of $39 million was experienced in 2010 as a result of reserve strengthening on commercial liability claims which impacted the 2002 accident year.  Of this amount, $9 million related to the commercial multi-peril line of business and $30 million related to other commercial lines.

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

Assumed reinsurance – The Property and Casualty Group experienced favorable development on prior accident year loss reserves for its assumed reinsurance business totaling $14 million in 2012, compared to $22 million in 2011 and $51 million in 2010.  The favorable development in 2012, 2011 and 2010 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group's ceded reinsurance reserves increased $9 million during 2012, compared to a decrease of $26 million in 2011 and an increase of $5 million in 2010. Ceded reinsurance reserves primarily relate to the pre-1986 automobile massive injury claims.  An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  The increase in ceded recoveries in 2012 was primarily the result of adverse development related to the pre-1986 automobile massive injury claims. In 2011, the decrease in ceded recoveries was primarily the result of the closing of four massive injury lifetime medical claims.  In 2010, the increase in ceded recoveries was primarily the result of adverse development related to the business catastrophe liability line, offset by favorable development related to the pre-1986 automobile massive injury claims.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio increased 0.7 points to 29.1% in 2012 from 28.4% in 2011, and remained flat at 28.4% in 2011 compared to 2010.  The increase in 2012 was primarily due to a decrease in the amount of policy acquisition expenses deferred under the new accounting guidance effective in 2012.  Additionally, the year ended December 31, 2012 included an adjustment of $4 million which contributed 0.1 points to the combined ratio.  The adjustment represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  The management fee rate was 25.0% in 2012, 2011 and 2010.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Years ended December 31,
(in millions)	2012	% Change	2011	% Change	2010
Individual life premiums, net of reinsurance	$70	10.0%	$64	5.1%	$61
Group life and other premiums	3	3.7	3	2.2	3
Other revenue	1	14.3	1	(4.8)	1
Total net policy revenue	74	9.9	68	4.8	65
Net investment income	95	1.7	93	(1.1)	94
Net realized gains on investments	9	(33.8)	13	(7.7)	14
Impairment losses recognized in earnings	0	90.5	(1)	57.9	(2)
Equity in earnings (losses) of limited partnerships	0	NM	4	NM	1
Total revenues	178	0.4	177	3.3	172
Benefits and other changes in policy reserves	101	1.3	100	10.7	90
Amortization of deferred policy acquisition costs	10	(12.3)	12	(30.3)	17
Other operating expenses	21	32.5	15	3.4	15
Total benefits and expenses	132	3.9	127	4.1	122
Income before income taxes	46	(8.3)%	50	1.2%	50
Income before taxes – Indemnity(1)	$0		$3		$11
Income before taxes – Exchange(1)	$46		$47		$39

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

Policy revenue
Gross policy revenues increased 4.8% to $116 million in 2012, compared to $110 million in 2011, and $106 million in 2010.  EFL reinsures a large portion of its traditional products in order to reduce claims volatility.  With the introduction of its new life products, effective June 1, 2011, EFL reinsures new individual life business amounts in excess of its $1 million per life retention limit.  Previously, EFL reinsured 75% of its risk on new term business.  Ceded reinsurance premiums totaled $42 million in 2012, $43 million in 2011, and $42 million in 2010.

Premiums received on annuity and universal life products totaled $74 million, $84 million, and $113 million in 2012, 2011 and 2010, respectively.  Of these amounts, annuity and universal life premiums, which are recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $58 million, $68 million, and $97 million in 2012, 2011 and 2010, respectively.

Investment revenue
EFL’s investment revenue in 2012 was primarily impacted by a decrease in net realized gains on investments, as a result of 2011 having gains related to the sale of preferred stock securities, and a decrease in equity in earnings of limited partnerships resulting from a decline in the performance related to real estate investments, compared to 2011. Offsetting these decreases in 2012 was a slight increase in net investment income and low levels of impairments compared to 2011. EFL's investment revenue in 2011 experienced an increase in equity in earnings of limited partnerships compared to 2010, and continued to experience an elevated level of realized gains on investments and low levels of impairments in 2011, consistent with 2010.  See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses
Other operating expenses increased in 2012, compared to 2011, due to a decrease in the amount of EFL's policy acquisition expenses deferred under the new accounting guidance effective in 2012 and lower ceding commissions. In 2011, EFL's benefits and other changes in policy reserves were primarily impacted by increases in interest on annuity deposits, death benefits and future life policy benefits, while the amortization of deferred policy acquisition costs decreased as a result of declines in the earned and credited interest rates, compared to 2010.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
	Years ended December 31,
(in millions)	2012	% Change	2011	% Change	2010
Indemnity
Net investment income(1)	$16	2.6%	$16	(56.8)%	$37
Net realized gains (losses) on investments(1)	5	64.1	3	NM	(1)
Net impairment losses recognized in earnings(1)	0	NM	0	NM	(1)
Equity in earnings of limited partnerships	15	(44.4)	26	21.3	21
Net revenue from investment operations – Indemnity(1)	$36	(19.8)%	$45	(19.8)%	$56
Exchange
Net investment income(1)	$433	0.8%	$428	1.6%	$407
Net realized gains (losses) on investments(1)	413	NM	(7)	NM	314
Net impairment losses recognized in earnings(1)	0	NM	(2)	(52.8)	(5)
Equity in earnings of limited partnerships	116	(5.4)	123	14.9	107
Goodwill impairment	0	NM	0	NM	(22)
Net revenue from investment operations – Exchange(1)(2)	$962	77.4%	$542	(35.4)%	$801

NM = not meaningful

(1)
As a result of the sale of Indemnity’s property and casualty insurance subsidiaries, EIC, ENY and EPC, to the Exchange on December 31, 2010, investment revenue and losses generated from these entities will no longer accrue to the Indemnity shareholder interest after this date. Investment revenue from these entities totaled $30 million in 2012, $28 million in 2011, and $29 million in 2010. These components of investment income now accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter.

(2)	The Exchange’s investment results include net investment revenues from EFL’s operations of $104 million in 2012, $109 million in 2011, and $107 million in 2010.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.  Indemnity's net investment income was unchanged in 2012, compared to 2011, and decreased by $21 million in 2011, compared to 2010, while net investment income for the Exchange increased by $5 million and $21 million during the same respective periods.  The increase in net investment income for the Exchange in 2012 was primarily due to higher invested balances and higher dividend income from equity securities which more than offset a decrease in income from fixed maturities due to lower reinvestment yields.  The fluctuations in 2011 for both Indemnity and the Exchange were primarily caused by the sale of EIC, ENY and EPC from Indemnity to the Exchange on December 31, 2010.  These entities generated net investment income of $25 million in 2010.

Net realized gains (losses) on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories. Indemnity generated net realized gains of $5 million in 2012, compared to gains of $3 million in 2011, and losses of $1 million in 2010.  The Exchange generated net realized gains of $413 million in 2012, compared to losses of $7 million in 2011, and gains of $314 million in 2010. In 2012, Indemnity's net realized gains were primarily due to the favorable performance of its common stock portfolio classified as trading securities, while realized gains for the Exchange were primarily due to valuations adjustments and realized gains on the sale of common stock securities reflecting favorable market performance. In 2011, Indemnity recorded $6 million of realized gains on the sale of securities which was offset by $3 million in valuation losses on its common stock portfolio, while the Exchange recorded $240 million of realized gains on the sale of securities which was offset by $247 million in valuation losses on its common stock portfolio.  In 2010, Indemnity and the Exchange recognized losses on the sale of limited partnerships of $12 million and $46 million, respectively.  These partnerships were sold to recapture tax paid on previous period capital gains that were due to expire. Losses on the sale of limited partnerships in 2010 were partially offset by gains of $11 million from the sale of securities for Indemnity, which included net realized gains of $5 million generated by EIC, ENY and EPC. The Exchange recorded net gains of $314 million in 2010 despite losses on the sale of limited partnerships due to valuation adjustments on common stocks of $254 million and realized gains of $106 million from the sale of securities.

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings for Indemnity were $0.1 million in 2012, compared to no impairments in 2011, and $1 million in 2010.   Impairment losses for the Exchange totaled $0.1 million in 2012, compared to $2 million in 2011, and $5 million in 2010. Low levels of impairment losses are due to continued improvements in market conditions for fixed maturity and preferred stock securities since 2010.  EIC, ENY and EPC generated net impairment losses of $1 million in 2010.
Equity in earnings of limited partnerships
Indemnity's equity in earnings of limited partnerships decreased by $11 million in 2012, compared to 2011, and increased by $5 million in 2011, compared to 2010, while earnings for the Exchange decreased by $7 million and increased by $16 million during the same respective periods. These changes in earnings for both Indemnity and the Exchange were primarily due to the performance of real estate investments.
A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2012	2011	2010
Indemnity
Securities sold:
Fixed maturities	$0	$2	$5
Preferred stock equity securities	0	3	1
Common stock equity securities	8	1	5
Common stock valuation adjustments	(3)	(3)	0
Limited partnerships	0	0	(12)
Total net realized gains (losses) – Indemnity (1)	$5	$3	$(1)
Exchange
Securities sold:
Fixed maturities	$58	$48	$25
Preferred stock equity securities	9	27	11
Common stock equity securities	125	165	70
Common stock valuation adjustments	221	(247)	254
Limited partnerships	0	0	(46)
Total net realized gains (losses) – Exchange (1) (2)	$413	$(7)	$314

(1)
See Item 8. “Financial Statements and Supplementary Data – Note 7, Investments, of Notes to Consolidated Financial Statements” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The Exchange’s results include net realized gains from EFL’s operations of $9 million in 2012, $13 million in 2011, and $14 million in 2010.

The components of equity in earnings of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2012	2011	2010
Indemnity
Private equity	$7	$10	$14
Mezzanine debt	5	7	7
Real estate	3	9	0
Total equity in earnings of limited partnerships – Indemnity	$15	$26	$21
Exchange
Private equity	$61	$54	$77
Mezzanine debt	32	24	27
Real estate	23	45	3
Total equity in earnings of limited partnerships – Exchange (1)	$116	$123	$107

(1)    The Exchange’s results include equity in earnings of limited partnerships from EFL’s operations of $0.1 million in 2012, $4 million in 2011, and $0.5 million in 2010.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at December 31, 2012 reflect investment valuation changes resulting from the financial markets and the economy through September 30, 2012.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at December 31,
(in millions)	2012	% to total	2011	% to total
Indemnity
Fixed maturities	$452	66%	$548	68%
Equity securities:
Preferred stock	29	4	25	3
Common stock	26	4	27	4
Limited partnerships:
Private equity	73	11	82	10
Mezzanine debt	27	4	35	4
Real estate	80	11	91	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$688	100%	$809	100%
Exchange
Fixed maturities	$7,707	64%	$7,292	65%
Equity securities:
Preferred stock	631	5	564	5
Common stock	2,731	22	2,308	21
Limited partnerships:
Private equity	482	4	495	4
Mezzanine debt	196	2	201	2
Real estate	359	3	386	3
Life policy loans	16	0	15	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$12,126	100%	$11,265	100%
Total investments – Erie Insurance Group	$12,814		$12,074

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $185 million, or 41%, of the total fixed maturity portfolio for Indemnity and $1.3 billion, or 17%, of the fixed maturity portfolio for the Exchange at December 31, 2012.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $10 million at December 31, 2012, compared to $8 million at December 31, 2011.  At December 31, 2012, the Exchange had net unrealized gains on fixed maturities of $449 million, compared to $301 million at December 31, 2011.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (1)
(in millions)	December 31, 2012
					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Basic materials	$0	$0	$0	$10	$0	$10
Communications	0	0	21	0	0	21
Consumer	0	0	19	18	0	37
Energy	0	0	5	24	0	29
Financial	0	34	39	36	10	119
Government-municipal	84	74	20	7	0	185
Industrial	0	4	1	1	0	6
Structured securities (2)	3	0	1	2	0	6
Technology	0	0	0	14	0	14
Utilities	0	0	3	22	0	25
Total – Indemnity	$87	$112	$109	$134	$10	$452
Exchange
Basic materials	$0	$0	$45	$182	$5	$232
Communications	0	0	187	340	15	542
Consumer	0	31	270	608	9	918
Diversified	0	0	22	0	0	22
Energy	16	43	146	374	12	591
Financial	1	200	1,108	985	166	2,460
Foreign government	0	0	16	0	0	16
Government-municipal	412	757	118	34	0	1,321
Government sponsored entity	0	34	2	0	0	36
Industrial	0	11	73	230	15	329
Structured securities (2)	33	294	55	19	2	403
Technology	0	10	54	88	0	152
U.S. Treasury	0	155	0	0	0	155
Utilities	0	0	74	419	37	530
Total – Exchange	$462	$1,535	$2,170	$3,279	$261	$7,707

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

(2)          Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

Equity securities
Our equity securities consist of common stock and nonredeemable preferred stock.  Investment characteristics of common stock and nonredeemable preferred stock differ from one another.  Our nonredeemable preferred stock portfolio provides a source of current income that is competitive with investment-grade bonds.

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and the Exchange, respectively:

	Erie Insurance Group
(in millions)	Fair value at
	December 31, 2012		December 31, 2011
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$2
Consumer	0	0	0	15
Diversified	3	0	0	1
Energy	0	0	0	1
Financial	15	0	11	4
Funds (1)	0	26	0	0
Industrial	0	0	0	3
Technology	0	0	3	1
Utilities	10	0	10	0
Total – Indemnity	$29	$26	$25	$27
Exchange
Basic materials	$0	$94	$0	$72
Communications	10	190	9	168
Consumer	5	765	5	763
Diversified	2	21	0	18
Energy	0	177	0	203
Financial	495	423	408	340
Funds (1)	0	436	0	105
Government	1	0	0	0
Industrial	0	390	0	350
Technology	0	197	15	246
Utilities	118	38	127	43
Total – Exchange	$631	$2,731	$564	$2,308
(1)         Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $26 million for Indemnity and $314 million for the Exchange at December 31, 2012. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At December 31, 2012, the unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, amounted to $1 million for Indemnity and $48 million for the Exchange, compared to an unrealized gain, net of deferred taxes, of $1 million for Indemnity and $21 million for the Exchange at December 31, 2011.

Common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In 2012, investments in limited partnerships decreased modestly for Indemnity and the Exchange from the investment levels at December 31, 2011.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by increases in underlying asset values. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag. As a result, the market values and earnings recorded at December 31, 2012 reflect the partnership activity experienced through September 30, 2012.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At December 31,
	2012	2011
Indemnity
Private equity	$73	$82
Mezzanine debt	27	35
Real estate	80	91
Total limited partnerships – Indemnity	$180	$208
Exchange
Private equity	$482	$495
Mezzanine debt	196	201
Real estate	359	386
Total limited partnerships – Exchange	$1,037	$1,082

Liabilities
Property and casualty losses and loss expense reserves
Loss reserves are established to account for the estimated ultimate costs of losses and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.  While we exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred, these reserves are, by their nature, only estimates and cannot be established with absolute certainty. The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts include unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs with costs significantly different from those seen in the past, inflation and claims patterns on current business that differ significantly from historical claims patterns.

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

	Property and Casualty Group
(in millions)	At December 31,
	2012	2011
Gross reserve liability (1):
Personal auto	$1,169	$1,093
Automobile massive injury	351	356
Homeowners	299	313
Workers compensation	512	461
Workers compensation massive injury	99	99
Commercial auto	340	303
Commercial multi-peril	557	565
All other direct lines of business	166	190
Assumed reinsurance	105	119
Gross reserves	3,598	3,499
Less: reinsurance recoverable	154	151
Net reserve liability – Exchange	$3,444	$3,348

(1)          Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $85 million and $84 million at December 31, 2012 and 2011, respectively.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 267 claimants requiring lifetime medical care, of which 109 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $305 million at December 31, 2012, which is net of $145 million of anticipated reinsurance recoverables, compared to $315 million at December 31, 2011, which was net of $140 million of anticipated reinsurance recoverables.  The pre-1986 automobile massive injury gross reserves decreased at December 31, 2012, compared to December 31, 2011, primarily due to the death of one claimant, while the workers compensation massive injury gross reserves remained flat due to the death of one claimant offset by the addition of one new claimant.

The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in medical cost inflation, claimant health and mortality over time.  It is anticipated that these massive injury lifetime medical claims will require payments over the next 30 to 40 years.  Actual experience, however, may emerge in a manner that is different relative to the original assumptions, which could have a significant impact on our reserve estimates.  A 100-basis point change in the medical cost inflation assumption would result in a change in the combined automobile and workers compensation massive injury reserves of $57 million.  Massive injury claims payments totaled $13 million, $15 million, and $21 million in 2012, 2011 and 2010, respectively.

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

Shareholders’ Equity
Pension plan
The funded status of our postretirement benefit plans is recognized in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2012, shareholders’ equity decreased by $30 million, net of tax, of which $8 million represents amortization of the prior service cost and net actuarial loss and $38 million represents the current period actuarial loss.  The 2012 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.19% in 2012, from 4.99% in 2011. At December 31, 2011, shareholders’ equity decreased by $41 million, net of tax, of which $5 million represents amortization of the prior service cost and net actuarial loss and $46 million represents the current period actuarial loss.  The 2011 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.99% in 2011, from 5.69% in 2010. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 58% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and life functions.

IMPACT OF INFLATION

Property and casualty insurance premiums are established before losses occur and before loss expenses are incurred, and therefore, before the extent to which inflation may impact such costs is known. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues.  Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.  Inflation assumptions take the form of explicit numerical values in the survival ratio, individual claim, and massive injury lifetime medical reserving methods.  Inflation assumptions are implicitly derived through the selection of applicable loss development patterns for all other reserving methods.  Occasionally, unusual aberrations in loss development patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory changes and other influences.  In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and actuarial judgment is applied to make appropriate assumptions needed to develop a best estimate of ultimate losses.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from premiums collected and income from investments.  Our insurance operations provide liquidity in that premiums are collected in advance of paying losses under the policies purchased with those premiums.  Cash outflows for the property and casualty insurance operations are generally variable since settlement dates for liabilities for unpaid losses and the potential for large losses, whether individual or in the aggregate, cannot be predicted with absolute certainty.  Accordingly, after satisfying our operating cash requirements, excess cash flows are used to build our investment operation's portfolios in order to increase future investment income, which then may be used as a source of liquidity if cash from our insurance operations would not be sufficient to meet our obligations.  Cash provided from these sources is used primarily to fund losses and policyholder benefits, fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders and the purchase and development of information technology.  We expect that our operating cash needs will be met by funds generated from operations.

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2013.

Cash flow activities – Erie Insurance Group
The following table provides condensed consolidated cash flow information for the years ended December 31:

(in millions)	Erie Insurance Group
	2012	2011	2010
Net cash provided by operating activities	$577	$360	$721
Net cash used in investing activities	(85)	(375)	(405)
Net cash used in financing activities	(277)	(230)	(120)
Net increase (decrease) in cash	$215	$(245)	$196

Net cash provided by operating activities totaled $577 million in 2012, $360 million in 2011, and $721 million in 2010.  Increased cash from operating activities in 2012 was driven primarily by an increase in premiums collected by the Exchange driven by the increase in premiums written, a decrease in losses and loss expenses paid, and a slight increase in net investment income received. Offsetting this increase somewhat was an increase in income taxes paid and other underwriting and acquisition costs paid compared to 2011. The decrease in 2011, compared to 2010, was primarily driven by increased losses paid to policyholders related to catastrophic events and commissions paid to agents, offset by increases in premiums collected by the Exchange and limited partnership distributions received.

At December 31, 2012, we recorded a net deferred tax asset of $37 million related to Indemnity and a net deferred tax liability of $365 million related to the Exchange.  There was no valuation allowance at December 31, 2012.  In the fourth quarter of 2012 we received tax refunds of $17 million and $32 million related to the overpayment of taxes for tax years 2010 and 2011, respectively. In the fourth quarter of 2011 we received a tax refund of $8 million related to the carry-back of 2010 capital losses and a refund of $1 million related to the 2010 return.  Our capital gain and loss strategies take into consideration its ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $85 million in 2012, $375 million in 2011, and $405 million in 2010.  Investing activities in 2012 primarily included increased cash used to purchase fixed maturities, offset somewhat by increased cash generated from the sale of other fixed maturities compared to 2011.  At December 31, 2012, we had contractual commitments to invest up to $427 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $172 million, mezzanine debt securities was $155 million, and real estate activities was $100 million.  In 2011, cash used in investing activities decreased compared to 2010 as we generated more proceeds from the sale of common stocks offset somewhat by an increase in cash used to purchase other common stock investments.

For a discussion of net cash used in financing activities, see the following “Cash flow activities – Indemnity,” for the primary drivers of financing cash flows related to Indemnity.

Cash flow activities – Indemnity
The following table is a summary of cash flows for Indemnity for the years ended December 31:

(in millions)	Indemnity Shareholder Interest
	2012	2011	2010
Net cash provided by operating activities	$205	$169	$193
Net cash provided by (used in) investing activities	95	(211)	196
Net cash used in financing activities	(299)	(257)	(155)
Net increase (decrease) in cash	$1	$(299)	$234

See Item 8. “Financial Statements and Supplementary Data - Note 23, Indemnity Supplemental Information, of Notes to Consolidated Financial Statements” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities increased to $205 million in 2012, compared to $169 million in 2011, and $193 million in 2010.  Increased cash from operating activities in 2012 was primarily due to increases in management fee revenue and net investment income received. Offsetting these increases were increases in commissions paid to agents, general operating expenses paid, and cash paid for salaries and wages compared to 2011.  Management fee revenues were higher reflecting the increase in premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $617 million in 2012, compared to $583 million in 2011, as a result of an increase in cash paid for ordinary commissions.  Indemnity made a $16 million contribution to its pension plan in 2012, compared to $15 million in 2011.  Additionally, Indemnity made a contribution to its pension plan for $17 million in January 2013.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is reimbursed approximately 58% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and life functions.  In 2011, decreased cash from operating activities, compared to 2010, was primarily due to increases in commissions paid to agents, salaries and benefits paid to employees and income taxes paid, combined with less net investment income received, offset somewhat by an increase in management fee revenue received.

At December 31, 2012, Indemnity recorded a net deferred tax asset of $37 million.  There was no valuation allowance at December 31, 2012.

Net cash provided by Indemnity’s investing activities totaled $95 million in 2012, compared to cash used of $211 million in 2011, and cash provided of $196 million in 2010.  Indemnity’s 2012 investing activities included increased cash generated from the sale of fixed maturities and common stocks combined with decreased cash used to purchase other fixed maturities compared to 2011.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $38 million at December 31, 2012, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $15 million, mezzanine debt securities was $10 million, and real estate activities was $13 million.  Indemnity’s investing activities in 2011 included increased cash used to purchase fixed maturities, offset somewhat by increased cash from the sale of other fixed maturities and common stocks as compared to 2010.

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

Net cash used in Indemnity’s financing activities totaled $299 million in 2012, $257 million in 2011, and $155 million in 2010.  The increase in cash used in financing activities in 2012 was primarily driven by an increase in the cash outlay for dividends paid to shareholders and the purchase of treasury stock. Dividends paid to shareholders totaled $229 million, $102 million and $98 million in 2012, 2011 and 2010, respectively. Indemnity increased both its Class A and Class B shareholder regular quarterly dividends for 2012 and 2011.  In addition to the regular quarterly dividend declared in November 2012, the Board also declared a special one-time cash dividend of $2.00 on each Class A share and $300.00 on each Class B share, totaling $95 million. The payment of both the regular and special dividend was made in December 2012 due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. In prior years, the regular quarterly dividend was declared by the Board at its December meeting and paid in January of the following year. There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.  Dividends have been approved at a 7.2% increase for 2013. Indemnity repurchased 1.0 million shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $70 million in 2012, based upon settlement date.  In 2011, shares repurchased under this program totaled 2.2 million at a total cost of $155 million, compared to 1.1 million shares at a total cost of $57 million in 2010.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $68 million of repurchase authority remaining under this program at December 31, 2012, based upon trade date.

In 2012, we also repurchased 1,803 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $129,849 to settle payments due to two retired senior vice presidents under our long-term incentive plan. These shares were delivered to the plan participants in January 2012 and June 2012, respectively.

In July 2011, we repurchased 64,095 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $5 million in conjunction with our long-term incentive plan, and for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2011.

In 2010, we repurchased 44,206 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $2 million in conjunction with our long-term incentive plan, and for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2010.
Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $12 million at December 31, 2012, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $389 million at December 31, 2012.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at December 31, 2012.  At December 31, 2012, bonds with fair values of $108 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at December 31, 2012.

Prior to and through December 31, 2010, the underwriting results retained by EIC and ENY and the investment results of EIC, ENY and EPC accrued to the Indemnity shareholder interest.  Due to the sale of Indemnity’s property and casualty insurance subsidiaries to the Exchange on December 31, 2010, all property and casualty underwriting results and all investment results for these companies accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after December 31, 2010.  The net cash provided from these entities by operating activities totaled $30 million in 2010.  These operating cash flows accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, in 2011 and thereafter.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $388 million at December 31, 2012, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $10.5 billion at December 31, 2012.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at December 31, 2012.  At December 31, 2012, bonds with fair values of $323 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at December 31, 2012.

Indemnity has no rights to the assets, capital, or line of credit of the Exchange and, conversely, the Exchange has no rights to the assets, capital, or line of credit of Indemnity.  We believe we have the funding sources available to us to support our cash flow requirements in 2013.

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

We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2012, the aggregate obligations were as follows:

	Erie Insurance Group
(in millions)	Payments due by period
	Total	2013	2014- 2015	2016- 2017	2018 and thereafter
Fixed obligations:
Indemnity:
Limited partnership commitments(1)	$38	$38	$0	$0	$0
Pension contribution(2)	17	17	0	0	0
Other commitments(3)	51	23	27	1	0
Operating leases – vehicles	15	4	8	3	0
Operating leases – real estate(4)	5	2	2	1	0
Operating leases – computer equipment	2	1	1	0	0
Financing arrangements	1	1	0	0	0
Total fixed contractual obligations – Indemnity	129	86	38	5	0
Noncontrolling interest:
Limited partnership commitments(1)	389	242	38	98	11
Total fixed contractual obligations – Exchange	389	242	38	98	11

Total fixed contractual obligations – Erie Insurance Group	518	328	76	103	11
Gross property and casualty loss and loss expense reserves – Exchange	3,598	1,151	1,043	432	972
Life gross long-term liabilities(5)	4,548	198	422	420	3,508
Gross contractual obligations – Erie Insurance Group	$8,664	$1,677	$1,541	$955	$4,491

Gross contractual obligations net of estimated reinsurance recoverables are as follows:

	Erie Insurance Group
(in millions)	Payments due by period
	Total	2013	2014- 2015	2016- 2017	2018 and thereafter
Gross contractual obligations – Erie Insurance Group	$8,664	$1,677	$1,541	$955	$4,491
Estimated reinsurance recoverables – property and casualty	154	6	14	12	122
Estimated reinsurance recoverables – life(6)	482	26	50	53	353
Net contractual obligations – Erie Insurance Group	$8,028	$1,645	$1,477	$890	$4,016

(1)
Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date.  The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due.  At December 31, 2012, Indemnity’s total commitment to fund limited partnerships that invest in private equity securities is $15 million, mezzanine debt of $10 million, and real estate activities $13 million.  At December 31, 2012, the Exchange’s total commitment to fund limited partnerships that invest in private equity securities is $157 million, mezzanine debt of $145 million, and real estate activities $87 million.

(2)
The pension contribution for 2013 was estimated in accordance with the Pension Protection Act of 2006.  Contributions anticipated in future years depend upon certain factors that cannot be reasonably predicted. If contributions become required in future years, they will be in an amount at least equal to the IRS minimum required contribution in accordance with this Act. The obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management, are not included in gross contractual obligations.  The recorded accumulated benefit obligation for this plan at December 31, 2012, is $8 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as they become due.

(3)	Other commitments include various agreements for service, including such things as computer software, telephones and maintenance.

(4)
Operating leases–real estate are for 16 of our 24 field offices that are operated in the states in which the Property and Casualty Group does business and two operating leases are for warehousing facilities leased from unaffiliated parties.

(5)
Life gross long-term liabilities represent estimated benefit payments from insurance policies and annuity contracts including claims currently payable.  Actual obligations in any single year will vary based upon actual mortality, morbidity, lapse and withdrawal experience.  The sum of these obligations exceeds the liability on the Consolidated Statements of Financial Position of $1.7 billion due to expected future premiums and investment income that, along with invested assets backing the liabilities, will be used to fund these obligations.

(6)	Reinsurance recoverables on life business includes estimated amounts from reinsurers on long-term liabilities that are subject to the credit worthiness of the reinsurer.

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

The outlook for all ratings is stable.  According to AM Best, a “Superior” rating (A+), the second highest of their financial strength rating categories, is assigned to those companies that, in AM Best’s opinion, have achieved superior overall performance when compared to the standards established by AM Best and have a superior ability to meet their obligations to policyholders over the long term.  Only 9.4% of insurance groups are rated A+ or higher, and we are included in that group.  By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one level lower, or an “Excellent” rating (A), than our property and casualty insurance companies by AM Best Company.  The insurers of the Property and Casualty Group are also rated by Standard & Poor’s, but this rating is based solely on public information.  Standard & Poor’s rates these insurers Api, “strong.” Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.

Regulatory Risk-Based Capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.  The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized.  In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis.  At December 31, 2012, the members of the Property and Casualty Group and EFL had RBC levels substantially in excess of levels that would require regulatory action.

Regulatory Restrictions on Surplus
The members of the Property and Casualty Group and EFL are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid without prior approval by insurance regulatory authorities.  The Exchange’s property and casualty insurance subsidiaries have a maximum of $31 million available for such dividends in 2013 without prior approval by the Pennsylvania Insurance Commissioner for Pennsylvania-domiciled subsidiaries and the New York Superintendent of Insurance for the New York domiciled subsidiary.  No dividends were paid from the property and casualty insurance subsidiaries in 2012, 2011 or 2010.

The maximum dividend EFL could pay the Exchange in 2013 without prior approval is $28 million.  No dividends were paid to Indemnity or the Exchange in 2012, 2011 or 2010.

The Exchange is operated for the interest of its subscribers (policyholders) and any distributions it might declare would only be payable to them.  The Exchange did not make any distributions to its subscribers (policyholders) in 2012, 2011 or 2010.

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

Our risks can be broadly classified into insurance, investment and operational risks.  These risks are a consequence of our chosen business segments, the market and regulatory environment within which we operate, and unplanned operational events that can impact any business.  Since certain risks can occur simultaneously or be correlated with other risks, an event or a series of events has the potential to impact multiple areas of our business and materially affect our operations, financial position or liquidity.  Therefore our ERM program takes a holistic view of risk and ensures implementation of risk responses to mitigate potential impacts across our entire group of companies.

Our ERM process is founded on a governance framework that includes oversight at multiple levels of our organization, including our Board of Directors and risk committees made up of senior management.  Accountability to identify, manage and mitigate risk is embedded within all functions and areas of our business.  We have defined risk tolerances to monitor and manage significant risks within acceptable levels.  In addition to identifying, evaluating, prioritizing, monitoring and mitigating significant risks, our ERM process includes extreme event analyses and scenario testing.  Dynamic Financial Analysis (DFA) and catastrophe modeling enable us to quantify risk within our property and casualty insurance operations and investment portfolio.  Model output is used to quantify the potential variability of future performance and the sufficiency of capital levels given our defined tolerance for risk.  These models provide insight into capital management, allocation of capital by product lines, catastrophe exposure management and reinsurance purchasing decisions.  Additionally, ERM tools have been developed and modified to enhance our ability to assess project level risk and to provide senior management with pertinent risk information, enabling them to make better informed decisions.

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

Service agreements
Indemnity makes certain payments on behalf of the Erie Insurance Group’s related entities.  These amounts are reimbursed to Indemnity on a cost basis in accordance with service agreements between Indemnity and the individual entities within the Erie Insurance Group.  These reimbursements are settled on a monthly basis.

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

Intercompany Receivables of Indemnity

	Indemnity Shareholder Interest
(in millions)	2012	Percent of Indemnity total assets	2011	Percent of Indemnity total assets	2010	Percent of Indemnity total assets
Receivables from the Exchange and other affiliates (management fees, costs and reimbursements)	$281	24.2%	$254	20.5%	$232	17.7%
Note receivable from EFL	25	2.2	25	2.0	25	1.9
Total intercompany receivables	$306	26.4%	$279	22.5%	$257	19.6%

Indemnity has significant receivables from the Exchange that result in a concentration of credit risk.  These receivables include management fees due for services performed by Indemnity for the Exchange under the subscriber’s agreement, and costs Indemnity pays on behalf of the Exchange. Credit risks related to the receivables from the Exchange are evaluated periodically by management. Indemnity also pays certain costs for, and is reimbursed monthly by, EFL. The receivable from the Exchange for management fees and costs Indemnity pays on behalf of the Exchange is settled monthly.

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. Indemnity recognized interest income on the note of $2 million in both 2012 and 2011.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. The Exchange recognized interest income on the note of $1 million in both 2012 and 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, as well as other relevant market rate or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, equity price risk and how those exposures are currently managed as of December 31, 2012.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 66% of invested assets for Indemnity and 64% of invested assets for the Exchange at December 31, 2012.  The value of the fixed maturity portfolio is subject to interest rate risk.  As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments.  We do not hedge our exposure to interest rate risk since we have the capacity and intention to hold the fixed maturity positions until maturity.  A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age of the expected cash flows.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  Duration is analyzed quarterly to ensure that it remains in the targeted range we established.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period.  In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates.  The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio.  We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2012 and 2011.

Fixed maturities interest-rate sensitivity analysis

(dollars in millions)	Erie Insurance Group
	At December 31,
	2012	2011
Indemnity
Fair value of fixed maturity portfolio	$452	$548
Fair value assuming 100-basis point rise in interest rates	$443	$535
Modified duration – Indemnity	3.0	2.8
Exchange
Fair value of fixed maturity portfolio	$7,707	$7,292
Fair value assuming 100-basis point rise in interest rates	$7,328	$6,964
Modified duration – Exchange	5.3	4.9

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2012 and 2011.  Actual cash flows may differ from those stated as a result of calls, prepayments or defaults.

Contractual repayments of principal by maturity date

(in millions)	Erie Insurance Group
	December 31, 2012
	Indemnity	Exchange
Fixed maturities:
2012	$114	$512
2013	110	424
2014	75	615
2015	19	561
2016	14	696
Thereafter	93	4,137
Total(1)	$425	$6,945
Fair value	$452	$7,707

(1)          These amounts exclude Indemnity’s $25 million surplus note due from EFL and the Exchange’s $20 million surplus note due from EFL.

	Erie Insurance Group
	December 31, 2011
Fixed maturities:	Indemnity	Exchange
2012	$150	$511
2013	114	668
2014	89	530
2015	25	596
2016	20	617
Thereafter	124	3,890
Total(1)	$522	$6,812
Fair value	$548	$7,292

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

The following table shows our fixed maturity investments by rating as of December 31, 2012:

(dollars in millions)	Erie Insurance Group(1)
	Amortized cost	Fair value	Percent of total
Indemnity
AAA, AA, A	$295	$308	68%
BBB	132	134	30
Total investment grade	427	442	98
BB	10	10	2
B	0	0	0
CCC, CC, C	0	0	0
Total non-investment grade	10	10	2
Total – Indemnity	$437	$452	100%
Exchange
AAA, AA, A	$3,809	$4,167	54%
BBB	2,968	3,279	43
Total investment grade	6,777	7,446	97
BB	222	239	3
B	13	17	0
CCC, CC, C	4	5	0
Total non-investment grade	239	261	3
Total – Exchange	$7,016	$7,707	100%

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

Approximately 1% of Indemnity’s and 5% of the Exchange’s fixed income portfolios are invested in structured products.  This includes mortgage-backed securities (MBS), collateralized debt and loan obligations (CDO and CLO), collateralized mortgage obligations (CMO) and asset-backed securities (ABS).  The overall credit rating of the structured product portfolio is AA-.

Our municipal bond portfolio accounts for $185 million, or 41% of the total fixed maturity portfolio for Indemnity, and $1.3 billion, or 17% of the total fixed maturity portfolio for the Exchange.  The overall credit rating of our municipal portfolio, without consideration of the underlying insurance, is AA.

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

Equity Price Risk
Our portfolio of equity securities, which include common stock classified as available-for-sale and trading securities and non-redeemable preferred stock classified as available-for-sale, are carried on the Consolidated Statements of Financial Position at estimated fair value.  Equity securities are exposed to the risk of potential loss in estimated fair value resulting from an adverse change in prices (“price risk”).  We do not hedge our exposure to price risk inherent in our equity investments.

The majority of our equity security portfolio is invested in common stock.  Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities.  Portfolio holdings are diversified across industries and among exchange-traded, small- to large-cap stocks.  We measure the risk of our common stock investments designated as trading securities by comparing performance to benchmark returns such as the Standard & Poors (S&P) 500 Composite Index.  Beta is a measure of a security’s systematic (non-diversifiable) risk, which is the percentage change in an individual security’s return for a 1% change in the return of the market.  At December 31, 2012, the average Beta for our common stock holdings designated as trading securities was 1.05 for the Exchange.  Based upon a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio designated as trading securities would decrease by approximately $508 million for the Exchange.

Common stocks designated as available-for-sale securities represent investments in certain exchange traded funds with underlying holdings of fixed maturity securities. While the performance of the exchange traded funds closely tracks that of the underlying fixed maturity securities, they are reported as common stock based on U.S. GAAP requirements. The average effective duration of these investments as reported by the fund provided was 3.9 for Indemnity and 5.4 for the Exchange.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Erie Indemnity Company

Erie, Pennsylvania

We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Erie Indemnity Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2013

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2012, 2011 and 2010
(dollars in millions, except per share data)

	2012	2011	2010
Revenues
Premiums earned	$4,493	$4,214	$3,987
Net investment income	438	433	433
Net realized investment gains (losses)	418	(4)	313
Net impairment losses recognized in earnings	0	(2)	(6)
Equity in earnings of limited partnerships	131	149	128
Other income	32	34	35
Total revenues	5,512	4,824	4,890
Benefits and expenses
Insurance losses and loss expenses	3,480	3,444	2,900
Policy acquisition and underwriting expenses	1,133	1,022	969
Goodwill impairment	—	—	22
Total benefits and expenses	4,613	4,466	3,891
Income from operations before income taxes and noncontrolling interest	899	358	999
Provision for income taxes	280	90	339
Net income	$619	$268	$660

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	459	99	498
Net income attributable to Indemnity	$160	$169	$162

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$3.38	$3.45	$3.18
Class A common stock – diluted	$2.99	$3.08	$2.85
Class B common stock – basic and diluted	$505	$522	$463

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	47,357,836	48,875,316	50,705,607
Class B common stock	2,544	2,546	2,546

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	53,547,833	55,057,437	56,884,894
Class B common stock	2,544	2,546	2,546

See accompanying notes to Consolidated Financial Statements.  See Note 23, “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(in millions)

	2012	2011	2010
Net income	$619	$268	$660

Other comprehensive income (loss)
Change in unrealized holding gains on investments, net of tax expense of $121, $12, and $64, respectively	224	22	118
Reclassification adjustment for gross gains included in net income, net of tax expense of $23, $27 and $13, respectively	(44)	(51)	(23)
Postretirement plans, net of tax expense of $17, $22 and $2, respectively	(30)	(41)	(4)
Other comprehensive income (loss)	150	(70)	91

Unrealized gains transferred to noncontrolling interest on sale of life affiliate, net of tax expense of $0, $4, and $0, respectively	—	9	—
Comprehensive income	769	207	751
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	637	90	599
Total comprehensive income – Indemnity	$132	$117	$152

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31, 2012 and 2011
(dollars in millions, except per share data)

	2012	2011
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $437 and $535, respectively)	$452	$548
Equity securities (cost of $54 and $24, respectively)	55	25
Trading securities, at fair value (cost of $0 and $23, respectively)	0	27
Limited partnerships (cost of $151 and $185, respectively)	180	208
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $7,016 and $6,829, respectively)	7,707	7,292
Equity securities (cost of $871 and $531, respectively)	945	564
Trading securities, at fair value (cost of $1,910 and $2,021, respectively)	2,417	2,308
Limited partnerships (cost of $913 and $1,003, respectively)	1,037	1,082
Other invested assets	20	19
Total investments	12,814	12,074

Cash and cash equivalents (Exchange portion of $388 and $174, respectively)	400	185
Premiums receivable from policyholders – Exchange	1,062	976
Reinsurance recoverable – Exchange	168	166
Deferred income taxes – Indemnity	37	19
Deferred acquisition costs – Exchange	504	487
Other assets (Exchange portion of $339 and $322, respectively)	456	441
Total assets	$15,441	$14,348

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$515	$455
Exchange liabilities
Losses and loss expense reserves	3,598	3,499
Life policy and deposit contract reserves	1,708	1,671
Unearned premiums	2,365	2,178
Deferred income taxes	365	147
Other liabilities	99	105
Total liabilities	8,650	8,055

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 and 68,289,600 shares issued, respectively; 46,892,681 and 47,861,842 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 and 2,546 shares issued and outstanding, respectively	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(133)	(105)
Retained earnings	1,852	1,894
Total contributed capital and retained earnings	1,737	1,807
Treasury stock, at cost; 21,406,519 and 20,427,758 shares held, respectively	(1,095)	(1,026)
Total Indemnity shareholders’ equity	642	781

Noncontrolling interest in consolidated entity – Exchange	6,149	5,512
Total equity	6,791	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$15,441	$14,348

See accompanying notes to Consolidated Financial Statements.  See Note 23, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTEREST
Years ended December 31, 2012, 2011 and 2010
(dollars in millions, except per share data)

	2012	2011	2010
Common stock
Class A	$2	$2	$2
Class B	0	0	0
Total common stock	2	2	2

Additional paid-in-capital
Balance, beginning of year	16	8	8
Realized gain on sale of life affiliate	—	8	—
Balance, end of year	16	16	8

Accumulated other comprehensive loss
Balance, beginning of year	(105)	(53)	(43)
Change in accumulated other comprehensive loss	(28)	(52)	(10)
Balance, end of year	(133)	(105)	(53)

Retained earnings
Balance, beginning of year	1,894	1,827	1,749
Net income attributable to Indemnity	160	169	162
Dividends declared – Class A ($4.25, $2.0975 and $1.955 per share, respectively)	(200)	(101)	(99)
Dividends declared – Class B ($637.50, $314.625 and $293.25 per share, respectively)	(2)	(1)	0
Reclassification of unrealized gain on sale of P&C affiliated subsidiaries, net of tax	—	—	15
Balance, end of year	1,852	1,894	1,827

Treasury stock
Balance, beginning of year	(1,026)	(872)	(814)
Net purchase of treasury stock	(69)	(154)	(58)
Balance, end of year	(1,095)	(1,026)	(872)

Total Indemnity shareholders’ equity	$642	$781	$912

Noncontrolling interest in consolidated entity – Exchange
Balance, beginning of year	$5,512	$5,422	$4,823
Comprehensive income	637	90	599
Balance, end of year	6,149	5,512	5,422

Total equity	$6,791	$6,293	$6,334

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
(in millions)

	2012	2011	2010
Cash flows from operating activities
Premiums collected	$4,594	$4,276	$4,055
Net investment income received	471	458	445
Limited partnership distributions	164	166	122
Service agreement fee received	31	33	34
Commissions and bonuses paid to agents	(617)	(583)	(532)
Losses paid	(2,818)	(2,953)	(2,398)
Loss expenses paid	(464)	(439)	(419)
Other underwriting and acquisition costs paid	(557)	(531)	(517)
Income taxes paid	(227)	(67)	(69)
Net cash provided by operating activities	577	360	721

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(2,112)	(1,801)	(1,760)
Preferred stock	(172)	(119)	(179)
Common stock	(1,807)	(1,742)	(1,495)
Limited partnerships	(100)	(209)	(165)
Sales/maturities of investments:
Fixed maturity sales	881	631	562
Fixed maturity calls/maturities	1,169	950	1,009
Preferred stock	154	113	135
Common stock	1,733	1,652	1,376
Sale of and returns on limited partnerships	201	163	142
Net purchase of property and equipment	(33)	(11)	(33)
Net collections (distributions) on agent loans	1	(1)	3
Net distributions on life policy loans	0	(1)	0
Net cash used in investing activities	(85)	(375)	(405)

Cash flows from financing activities
Annuity deposits and interest	92	95	111
Annuity surrenders and withdrawals	(83)	(81)	(79)
Universal life deposits and interest	23	29	38
Universal life surrenders	(10)	(16)	(35)
Purchase of treasury stock	(70)	(155)	(57)
Dividends paid to shareholders	(229)	(102)	(98)
Net cash used in financing activities	(277)	(230)	(120)

Net increase (decrease) in cash and cash equivalents	215	(245)	196
Cash and cash equivalents at beginning of year	185	430	234
Cash and cash equivalents at end of year	$400	$185	$430

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

Through December 31, 2010, Indemnity also operated as a property and casualty insurer through its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”) and Erie Insurance Property and Casualty Company (“EPC”).  EIC, ENY and EPC, together with the Exchange and its wholly owned subsidiary, Flagship City Insurance Company (“Flagship”), are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger auto (45%), homeowners (26%), commercial multi-peril (12%), commercial automobile (7%), and workers compensation (7%) lines of insurance based upon 2012 direct written premiums.  On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned property and casualty insurance subsidiaries to the Exchange.

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

Use of estimates
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

Adopted accounting pronouncements
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The amendments in this guidance specify that the costs are limited to incremental direct costs that result directly from successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred.  These costs must be directly related to underwriting, policy issuance and processing, medical and inspection reports and sales force contract selling.  The amendments also specify that advertising costs are only included as deferred acquisition costs if the direct-response advertising criteria are met.  ASU 2010-26 was effective for interim and annual reporting periods beginning after December 15, 2011.  We elected to prospectively adopt this guidance.  The change does not affect the Indemnity shareholder interest nor does it affect Indemnity’s earnings per share.  Acquisition costs capitalized during the year ended December 31, 2012 totaled $743 million.  Acquisition costs that would have been capitalized during the year ended December 31, 2012 using the previous method of capitalization totaled $763 million.  Included in this note below is our updated accounting policy under the caption “Deferred acquisition costs”.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurements.  This guidance changed the description of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and certain other changes to converge with the fair value guidance of the International Accounting Standards Board (“IASB”).  The amendments in this guidance detail the requirements specific to measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments also clarify that a reporting entity should disclose quantitative information about the significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy.  ASU 2011-4 was effective for interim and annual periods beginning after December 15, 2011.  The adoption of this new guidance did not have a material impact on our consolidated financial statements. The additional disclosures required by this guidance have been included in Note 6, “Fair Value”.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income.  This guidance eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments in this guidance specify that an entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The disclosures required remain the same.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-5 was effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income – Deferral of The Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-5.  The amendments in this ASU supersede changes to paragraphs in ASU 2011-5 that pertain to how, when and where reclassification adjustments are presented.  We have elected to present total comprehensive income in two separate but consecutive statements.  The disclosures required by this guidance have been included in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income.

Investments
Available-for-sale securities – Fixed maturity, preferred stock and common stock securities classified as available-for-sale are reported at fair value.  Unrealized holding gains and losses, net of related tax effects, on available-for-sale securities are charged or credited directly to shareholders’ equity as accumulated other comprehensive income (loss).

Common stock securities classified as available-for-sale represent certain exchange traded funds with underlying holdings of fixed maturity securities.

Realized gains and losses on sales of available-for-sale securities are recognized in income based upon the specific identification method.  Interest and dividend income are recognized as earned.

Fixed income and redeemable preferred stock (debt securities) are evaluated monthly for other-than-temporary impairment loss.  For debt securities that have experienced a decline in fair value and that we intend to sell, or for which it is more likely than not we will be required to sell the security before recovery of its amortized cost, an other-than-temporary impairment is deemed to have occurred, and is recognized in earnings.

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

If a decline is deemed to be other-than-temporary, an assessment is made to determine the amount of the total impairment related to a credit loss and that related to all other factors.  Consideration is given to all available information relevant to the collectability of the security in this determination. If the entire amortized cost basis of the security will not be recovered, a credit loss exists.  Currently, we have the intent to sell all of our securities that have been determined to have a credit-related impairment.  As a result, the entire amount of any impairment would be recognized in earnings.  If we had securities with credit impairments that we did not intend to sell, the non-credit portion of the impairment would be recorded in other comprehensive income.

Other-than-temporary impairment charges on non-redeemable preferred securities, hybrid securities with equity characteristics and common stock are included in earnings consistent with the treatment for equity securities.

Trading securities – Common stock securities classified as trading securities are reported at fair value.  Unrealized holding gains and losses on trading securities are included in net realized gains (losses) in the Consolidated Statements of Operations.  Realized gains and losses on sales of trading securities are recognized in income based upon the specific identification method.  Dividend income is recognized as of the ex-dividend date.

Limited partnerships – Limited partnerships include U.S. and foreign private equity, mezzanine debt, and real estate investments.  The majority of our limited partnership holdings are considered investment companies and are recorded using the equity method of accounting. For these limited partnerships the general partners record assets at fair value, including any other-than-temporary impairments of these individual investments. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare their audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the net asset value (NAV) from our partner’s capital statement reflecting the general partner’s estimate of fair value for the fund’s underlying assets. Limited partnerships reported under the fair value option are disclosed in Note 6 “Fair Value” as other investments. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method.

Because of the timing of the preparation and delivery of financial statements for limited partnership investments, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2012 for all partnerships other than the real estate limited partnerships that are reported under fair value.

Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets.  The fair value amounts for our private equity and mezzanine debt partnerships are based upon the financial statements of the general partners, who use multiple methods to estimate fair value including the market approach, income approach or the cost approach.  The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities.  Such valuation techniques often use market multiples derived from a set of comparables.  The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount.  The measurement is based upon the value indicated by current market expectations on those future amounts.  The cost approach is derived from the amount that is currently required to replace the service capacity of an asset.  If information becomes available that would impair the cost of investments owned by the partnerships, then the general partner would adjust to the net realizable value.  For real estate limited partnerships, the general partners record these at fair value based upon an independent appraisal or internal estimates of fair value.

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

Unrealized gains and losses for these investments are reflected in equity in earnings (losses) of limited partnerships in our Consolidated Statements of Operations in accordance with the equity method of accounting or the fair value option, as applicable.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Cash and cash equivalents – Short-term investments, consisting of cash, money market accounts and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.

Deferred acquisition costs
Acquisition costs that vary with and relate to the successful production of insurance and investment-type contracts are deferred.  Beginning in 2012, deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition and are limited to the successful acquisition of new and renewal contracts.  Such costs consist principally of commissions, premium taxes and policy issuance expenses. Prior to 2012, certain of these acquisition costs were deferred regardless of whether a contract was acquired.

Property and casualty insurance – DAC related to property and casualty insurance contracts are primarily composed of commissions, premium taxes and certain underwriting expenses. These costs are amortized on a pro-rata basis over the applicable policy term.  We consider investment income in determining if a premium deficiency exists, and if so, it would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency.  If the premium deficiency would be greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency.

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

Agent bonus estimates
Agent bonuses are based upon an individual agency’s property and casualty underwriting profitability and also include a component for growth in agency property and casualty premiums if the agency’s underwriting profitability targets for our book of business are met.  The estimate for agent bonuses, which are based upon the performance over 36 months, is modeled on a monthly basis using actual underwriting data by agency for the prior 2 years combined with the current year-to-date actual data.

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

Note 3.  Indemnity Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1.

Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares to Class A shares. Diluted earnings per share calculations include the effect of any potential common shares. Potential common shares include outstanding vested and not yet vested awards related to our outside directors’ stock compensation plan and any employee stock-based awards.

In 2012, four shares of Class B common stock were converted into 9,600 shares of Class A common stock. See Note 18, “Indemnity Capital Stock.”

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)				For the years ended December 31,
	2012			2011			2010
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$159	47,357,836	$3.38	$168	48,875,316	$3.45	$161	50,705,607	$3.18
Dilutive effect of stock-based awards	0	84,397	—	0	71,721	—	0	68,887	—
Assumed conversion of Class B shares	1	6,105,600	—	1	6,110,400	—	1	6,110,400	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$160	53,547,833	$2.99	$169	55,057,437	$3.08	$162	56,884,894	$2.85
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1	2,544	$505	$1	2,546	$522	$1	2,546	$463

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At December 31, 2012, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Management operations
Our management operations segment consists of Indemnity serving as attorney-in-fact for the Exchange.  Indemnity operates in this capacity solely for the Exchange.  We evaluate profitability of our management operations segment principally on the gross margin from management operations.  Indemnity earns a management fee from the Exchange for providing sales, underwriting and policy issuance services.  Management fee revenue, which is eliminated upon consolidation, is calculated as a percentage not to exceed 25% of all the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  The Property and Casualty Group issues policies with annual terms only.  Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time.  Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.  Although these management fee revenues and expenses are eliminated upon consolidation, the amount of the fee directly impacts the allocation of our consolidated net income between the noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers (policyholders), and Indemnity’s interest, which earns the management fee revenue and represents the Indemnity shareholder interest in net income.

Additionally, the year ended December 31, 2012 includes an adjustment that reduced commission expense by $6 million.  This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF in prior periods.  This amount was incorrectly recorded as a benefit to the Exchange in prior periods.  If these amounts had been correctly recorded, Indemnity’s commission expense would have been lower by $0.5 million and $0.7 million, for the years ended December 31, 2011 and 2010, respectively.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  In 2012, investment activities on life insurance-related assets generated revenues of $104 million, resulting in EFL reporting income before income taxes of $46 million, before intercompany eliminations.  In 2011, investment activities on life insurance-related assets generated revenues of $109 million, resulting in EFL reporting income before income taxes of $50 million, before intercompany eliminations.  In 2010, investment activities on life insurance-related assets generated revenues of $107 million, resulting in EFL reporting income before income taxes of $50 million, before intercompany eliminations.

Investment operations
The investment operations segment performance is evaluated based upon appreciation of assets, rate of return and overall return.  Investment-related income for the life insurance operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
	Year ended December 31, 2012
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,422	$73		$(2)	$4,493
Net investment income				$449	(11)	438
Net realized investment gains				418		418
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				131		131
Management fee revenue	$1,157				(1,157)	—
Service agreement and other revenue	31		1			32
Total revenues	1,188	4,422	74	998	(1,170)	5,512
Cost of management operations	983				(983)	—
Insurance losses and loss expenses		3,384	101		(5)	3,480
Policy acquisition and underwriting expenses		1,284	31		(182)	1,133
Total benefits and expenses	983	4,668	132	—	(1,170)	4,613
Income (loss) before income taxes	205	(246)	(58)	998	—	899
Provision for income taxes	72	(86)	(20)	314	—	280
Net income (loss)	$133	$(160)	$(38)	$684	$—	$619

	Erie Insurance Group
	Year ended December 31, 2011
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,149	$67		$(2)	$4,214
Net investment income				$444	(11)	433
Net realized investment losses				(4)		(4)
Net impairment losses recognized in earnings				(2)		(2)
Equity in earnings of limited partnerships				149		149
Management fee revenue	$1,067				(1,067)	—
Service agreement and other revenue	33		1			34
Total revenues	1,100	4,149	68	587	(1,080)	4,824
Cost of management operations	892				(892)	—
Insurance losses and loss expenses		3,349	100		(5)	3,444
Policy acquisition and underwriting expenses		1,178	27		(183)	1,022
Total benefits and expenses	892	4,527	127	—	(1,080)	4,466
Income (loss) before income taxes	208	(378)	(59)	587	—	358
Provision for income taxes	73	(132)	(21)	170	—	90
Net income (loss)	$135	$(246)	$(38)	$417	$—	$268

	Erie Insurance Group
	Year ended December 31, 2010
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,925	$64		$(2)	$3,987
Net investment income				$444	(11)	433
Net realized investment gains				313		313
Net impairment losses recognized in earnings				(6)		(6)
Equity in earnings of limited partnerships				128		128
Management fee revenue	$1,009				(1,009)	—
Service agreement and other revenue	34		1			35
Total revenues	1,043	3,925	65	879	(1,022)	4,890
Cost of management operations	841				(841)	—
Insurance losses and loss expenses		2,815	90		(5)	2,900
Policy acquisition and underwriting expenses		1,113	32		(176)	969
Goodwill impairment				22		22
Total benefits and expenses	841	3,928	122	22	(1,022)	3,891
Income (loss) before income taxes	202	(3)	(57)	857	—	999
Provision for income taxes	71	(1)	(20)	289	—	339
Net income (loss)	$131	$(2)	$(37)	$568	$—	$660

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at December 31, 2012:

	Erie Insurance Group
	December 31, 2012
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$185	$0	$185	$0
Corporate debt securities	261	0	260	1
Commercial mortgage-backed securities (CMBS)	3	0	3	0
Collateralized debt obligations (CDO)	3	0	0	3
Total fixed maturities	452	0	448	4
Nonredeemable preferred stock	29	4	25	0
Common stock	26	26	0	0
Total available-for-sale securities	507	30	473	4
Other investments (1)	19	0	0	19
Total – Indemnity	$526	$30	$473	$23
Exchange
Available-for-sale securities:
U.S. government & agencies	$191	$0	$191	$0
States & political subdivisions	1,321	0	1,321	0
Foreign government securities	16	0	16	0
Corporate debt securities	5,777	0	5,734	43
Residential mortgage-backed securities (RMBS)	231	0	231	0
Commercial mortgage-backed securities (CMBS)	67	0	67	0
Collateralized debt obligations (CDO)	49	0	33	16
Other debt securities	55	0	55	0
Total fixed maturities	7,707	0	7,648	59
Nonredeemable preferred stock	631	199	432	0
Common stock	314	314	0	0
Total available-for-sale securities	8,652	513	8,080	59
Trading securities:
Common stock	2,417	2,402	0	15
Total trading securities	2,417	2,402	0	15
Other investments (1)	109	0	0	109
Total – Exchange	$11,178	$2,915	$8,080	$183
Total – Erie Insurance Group	$11,704	$2,945	$8,553	$206

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of December 31, 2012. During the year ended December 31, 2012, Indemnity made contributions totaling $0.2 million and received distributions totaling $0.3 million, and the Exchange made contributions totaling $0.7 million and received distributions totaling $4.7 million for these investments. As of December 31, 2012, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at September 30, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations (CDO)	3	0	0	0	0	0	3
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Other investments	18	1	0	0	0	0	19
Total Level 3 assets – Indemnity	$22	$1	$0	$0	$0	$0	$23
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$(1)	$1	$0	$(4)	$0	$0
Corporate debt securities	34	0	0	0	0	9	43
Collateralized debt obligations (CDO)	46	0	0	0	(9)	(21)	16
Other debt securities	5	0	0	0	0	(5)	0
Total fixed maturities	89	(1)	1	0	(13)	(17)	59
Nonredeemable preferred stock	6	0	0	0	0	(6)	0
Total available-for-sale securities	95	(1)	1	0	(13)	(23)	59
Trading securities:
Common stock	13	2	0	0	0	0	15
Total trading securities	13	2	0	0	0	0	15
Other investments	108	2	0	1	(2)	0	109
Total Level 3 assets – Exchange	$216	$3	$1	$1	$(15)	$(23)	$183
Total Level 3 assets – Erie Insurance Group	$238	$4	$1	$1	$(15)	$(23)	$206

(1)          These amounts are reported in the Consolidated Statements of Operations. There is $1 million included in net realized investment gains (losses) and $3 million included in equity in earnings of limited partnerships for the three months ended December 31, 2012 on Level 3 investments.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual investments within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For the three months ended December 31, 2012, Level 1 to Level 2 transfers in the Indemnity totaled $4 million. Trading activity levels for two preferred stock holdings necessitated reclassification between levels. There were no Level 2 to Level 1 transfers in Indemnity for the three months ended December 31, 2012.

For the three months ended December 31, 2012, Level 1 to Level 2 transfers in the Exchange totaled $69 million. Trading activity levels for 10 preferred stock holdings necessitated reclassification. In addition seven U.S. Treasury securities were reclassified from Level 1 to Level 2. There were no Level 2 to Level 1 transfers in the Exchange for the three months ended December 31, 2012.

Level 3 Assets –Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$1	$1
Collateralized debt obligations (CDO)	4	0	0	0	(1)	0	3
Total fixed maturities	4	0	0	0	(1)	1	4
Total available-for-sale securities	4	0	0	0	(1)	1	4
Other investments	17	2	0	0	0	0	19
Total Level 3 assets – Indemnity	$21	$2	$0	$0	$(1)	$1	$23
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$(1)	$1	$0	$(4)	$0	$0
Corporate debt securities	12	0	2	1	(5)	33	43
Collateralized debt obligations (CDO)	29	1	0	0	(13)	(1)	16
Other debt securities	5	0	0	0	0	(5)	0
Total fixed maturities	50	0	3	1	(22)	27	59
Nonredeemable preferred stock	5	0	0	0	0	(5)	0
Total available-for-sale securities	55	0	3	1	(22)	22	59
Trading securities:
Common stock	12	3	0	0	0	0	15
Total trading securities	12	3	0	0	0	0	15
Other investments	102	11	0	1	(5)	0	109
Total Level 3 assets – Exchange	$169	$14	$3	$2	$(27)	$22	$183
Total Level 3 assets – Erie Insurance Group	$190	$16	$3	$2	$(28)	$23	$206

(1)          These amounts are reported in the Consolidated Statements of Operations. There is $3 million included in net realized investment gains (losses) and $13 million included in equity in earnings of limited partnerships for the year ended December 31, 2012 on Level 3 investments.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual investments within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

For the year ended December 31, 2012, Level 1 to Level 2 transfers in the Indemnity totaled $5 million. Trading activity levels for two preferred stock holdings necessitated reclassification between levels. There were no Level 2 to Level 1 transfers in Indemnity for the year ended December 31, 2012.

For the year ended December 31, 2012, Level 1 to Level 2 transfers in the Exchange totaled $79 million. Trading activity levels for eight preferred stock holdings necessitated reclassification. Additionally, eight U.S. Treasury securities were reclassified from Level 1 to Level 2. For the year ended December 31, 2012, Level 2 to Level 1 transfers in the Exchange totaled $12 million. Trading activity levels for one preferred stock holding necessitated reclassification between levels.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	December 31, 2012
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities	$1	1	Market approach	Non-binding broker quote	114.90

Collateralized debt obligations (CDO)	3	2	Income approach	Projected maturity date	Sep 2014 - Sep 2015
				Repayment at maturity	41 - 100%	88.3%
				Discount rate	7.5 - 15.0%	10.0%
				Projected LIBOR rate	0.31%
Total Level 3 assets – Indemnity	$4	3

Exchange
Corporate debt securities	43	8	Market approach	Non-binding broker quote	104 - 114.90	109.68

				Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Comparable security yield	6.00%

Collateralized debt obligations (CDO)	15	5	Income approach	Projected maturity date	Sep 2014 - Oct 2035
				Repayment at maturity	42 - 100%	91.2%
				Discount rate	7.0 - 15.0%	9.2%
				Projected LIBOR rate	0.31%
	1	1	Market approach	Non-binding broker quote	11.5

Common stock	15	4	Market approach	Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Discount for lack of marketability	5 - 30%	30%
Total Level 3 assets – Exchange	$74	18
Total Level 3 assets – Erie Insurance Group	$78	21

Securities valued using unobservable inputs shown above totaled $78 million at December 31, 2012. Other investments representing certain limited partnerships recorded at fair value of $128 million are also included in Level 3 within our consolidated fair value measurements. These values are based upon net asset value (NAV) information provided by the general partner.  In total, Level 3 assets represent less than 1.8% of the assets measured at fair value on a recurring basis for the Erie Insurance Group.

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at December 31, 2011:

	Erie Insurance Group
	December 31, 2011
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$221	$0	$221	$0
Corporate debt securities	303	0	303	0
Commercial mortgage-backed securities (CMBS)	13	0	13	0
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	7	0	7	0
Total fixed maturities	548	0	544	4
Nonredeemable preferred stock	25	10	15	0
Total available-for-sale securities	573	10	559	4
Trading securities:
Common stock	27	27	0	0
Total trading securities	27	27	0	0
Other investments (1)	17	0	0	17
Total – Indemnity	$617	$37	$559	$21
Exchange
Available-for-sale securities:
U.S. government & agencies	$17	$6	$11	$0
States & political subdivisions	1,379	0	1,375	4
Foreign government securities	15	0	15	0
Corporate debt securities	5,499	20	5,467	12
Residential mortgage-backed securities (RMBS)	189	0	189	0
Commercial mortgage-backed securities (CMBS)	66	0	66	0
Collateralized debt obligations (CDO)	65	0	36	29
Other debt securities	62	0	57	5
Total fixed maturities	7,292	26	7,216	50
Nonredeemable preferred stock	564	188	371	5
Total available-for-sale securities	7,856	214	7,587	55
Trading securities:
Common stock	2,308	2,296	0	12
Total trading securities	2,308	2,296	0	12
Other investments (1)	102	0	0	102
Total – Exchange	$10,266	$2,510	$7,587	$169
Total – Erie Insurance Group	$10,883	$2,547	$8,146	$190

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. Prior to 2012, these investments were presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets at December 31, 2011. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of December 31, 2011. During the year ended December 31, 2011, Indemnity made contributions totaling $1.0 million and received distributions totaling $0.2 million, and the Exchange made contributions totaling $11.5 million and received distributions totaling $2.5 million for these investments. As of December 31, 2011, the amount of unfunded commitments related to the investments was $1.7 million for Indemnity and $5.2 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at September 30, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$4	$0	$0	$0	$0	$0	$4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Other investments (3)	17	0	0	0	0	0	17
Total Level 3 assets – Indemnity	$21	$0	$0	$0	$0	$0	$21
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$0	$0	$0	$0	$0	$4
Corporate debt securities	12	0	0	0	0	0	12
Collateralized debt obligations (CDO)	29	0	0	0	0	0	29
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	0	0	0	0	0	50
Nonredeemable preferred stock	6	0	(1)	0	0	0	5
Total available-for-sale securities	56	0	(1)	0	0	0	55
Trading securities:
Common stock	13	(1)	0	0	0	0	12
Total trading securities	13	(1)	0	0	0	0	12
Other investments (3)	96	6	0	1	(1)	0	102
Total Level 3 assets – Exchange	$165	$5	$(1)	$1	$(1)	$0	$169
Total Level 3 assets – Erie Insurance Group	$186	$5	$(1)	$1	$(1)	$0	$190

(1)          These amounts are reported in the Consolidated Statements of Operations. There is $(1) million included in net realized investment gains (losses), $0 million included in net investment income and $6 million included in equity in earnings of limited partnerships for the three months ended December 31, 2011 on Level 3 investments.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual investments within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

(3)       The other investments reported as Level 3 assets represent four real estate funds which were previously presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets during the fourth quarter of 2011.

 There were no transfers between Levels 1 and 2 for the three months ended December 31, 2011.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2010	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2011
Indemnity
Available-for-sale securities:
Collateralized debt obligations (CDO)	$4	$0	$0	$0	$0	$0	$4
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Other investments (3)	16	0	0	1	0	0	17
Total Level 3 assets – Indemnity	$20	$0	$0	$1	$0	$0	$21
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$0	$0	$0	$0	$0	$4
Corporate debt securities	11	0	0	1	0	0	12
Collateralized debt obligations (CDO)	30	0	(1)	0	0	0	29
Other debt securities	10	0	0	0	(5)	0	5
Total fixed maturities	55	0	(1)	1	(5)	0	50
Nonredeemable preferred stock	7	0	(2)	0	0	0	5
Total available-for-sale securities	62	0	(3)	1	(5)	0	55
Trading securities:
Common stock	12	0	0	0	0	0	12
Total trading securities	12	0	0	0	0	0	12
Other investments (3)	77	16	0	11	(2)	0	102
Total Level 3 assets – Exchange	$151	$16	$(3)	$12	$(7)	$0	$169
Total Level 3 assets – Erie Insurance Group	$171	$16	$(3)	$13	$(7)	$0	$190

(1)          These amounts are reported in the Consolidated Statements of Operations. There is $0 million included in net realized investment gains (losses), $0 million included in net investment income and $16 million included in equity in earnings of limited partnerships for the year ended December 31, 2011 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual investments within the respective categories.  Transfers in and out of levels are recognized at the end of the period.

(3)       The other investments reported as Level 3 assets represent four real estate funds which were previously presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets during 2011.

There were no transfers between Levels 1 and 2 for the year ended December 31, 2011.

The following table sets forth our consolidated fair value measurements on a recurring basis by pricing source at December 31, 2012:

	Erie Insurance Group
(in millions)	December 31, 2012
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$434	$0	$434	$0
Priced via market comparables/non-binding broker quotes (1)	15	0	14	1
Priced via unobservable inputs	3	0	0	3
Total fixed maturities	452	0	448	4
Nonredeemable preferred stock:
Priced via pricing services	27	4	23	0
Priced via market comparables/non-binding broker quotes (1)	2	0	2	0
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	29	4	25	0
Common stock:
Priced via pricing services	26	26	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced via unobservable inputs	0	0	0	0
Total common stock	26	26	0	0
Other investments:
Priced via unobservable inputs (2)	19	0	0	19
Total other investments	19	0	0	19
Total – Indemnity	$526	$30	$473	$23
Exchange
Fixed maturities:
Priced via pricing services	$7,517	$0	$7,517	$0
Priced via market comparables/non-binding broker quotes (1)	165	0	131	34
Priced via unobservable inputs	25	0	0	25
Total fixed maturities	7,707	0	7,648	59
Nonredeemable preferred stock:
Priced via pricing services	591	199	392	0
Priced via market comparables/non-binding broker quotes (1)	40	0	40	0
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	631	199	432	0
Common stock:
Priced via pricing services	2,716	2,716	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced via unobservable inputs	15	0	0	15
Total common stock	2,731	2,716	0	15
Other investments:
Priced via unobservable inputs (2)	109	0	0	109
Total other investments	109	0	0	109
Total – Exchange	$11,178	$2,915	$8,080	$183
Total – Erie Insurance Group	$11,704	$2,945	$8,553	$206

(1)          All broker quotes obtained for securities were non-binding.  When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012.

Note 7.  Investments

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2012:

	Erie Insurance Group
	December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$172	$13	$0	$185
Corporate debt securities	259	2	0	261
Commercial mortgage-backed securities (CMBS)	3	0	0	3
Collateralized debt obligations (CDO)	3	0	0	3
Total fixed maturities	437	15	0	452
Nonredeemable preferred stock	28	2	1	29
Common stock	26	0	0	26
Total available-for-sale securities – Indemnity	$491	$17	$1	$507
Exchange
Available-for-sale securities:
U.S. government & agencies	$190	$2	$1	$191
States & political subdivisions	1,218	103	0	1,321
Foreign government securities	15	1	0	16
Corporate debt securities	5,211	569	3	5,777
Residential mortgage-backed securities (RMBS)	226	6	1	231
Commercial mortgage-backed securities (CMBS)	62	5	0	67
Collateralized debt obligations (CDO)	43	6	0	49
Other debt securities	51	4	0	55
Total fixed maturities	7,016	696	5	7,707
Nonredeemable preferred stock	555	77	1	631
Common stock	316	0	2	314
Total available-for-sale securities – Exchange	$7,887	$773	$8	$8,652
Total available-for-sale securities – Erie Insurance Group	$8,378	$790	$9	$9,159

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2011:

	Erie Insurance Group
	December 31, 2011
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$208	$13	$0	$221
Corporate debt securities	303	1	1	303
Commercial mortgage-backed securities (CMBS)	13	0	0	13
Collateralized debt obligations (CDO)	4	0	0	4
Other debt securities	7	0	0	7
Total fixed maturities	535	14	1	548
Nonredeemable preferred stock	24	1	0	25
Total available-for-sale securities – Indemnity	$559	$15	$1	$573
Exchange
Available-for-sale securities:
U.S. government & agencies	$16	$1	$0	$17
States & political subdivisions	1,289	91	1	1,379
Foreign government securities	15	0	0	15
Corporate debt securities	5,144	386	31	5,499
Residential mortgage-backed securities (RMBS)	178	11	0	189
Commercial mortgage-backed securities (CMBS)	62	4	0	66
Collateralized debt obligations (CDO)	66	4	5	65
Other debt securities	59	3	0	62
Total fixed maturities	6,829	500	37	7,292
Nonredeemable preferred stock	531	45	12	564
Total available-for-sale securities – Exchange	$7,360	$545	$49	$7,856
Total available-for-sale securities – Erie Insurance Group	$7,919	$560	$50	$8,429

The amortized cost and estimated fair value of fixed maturities at December 31, 2012, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	December 31, 2012
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$116	$116
Due after one year through five years	222	227
Due after five years through ten years	38	41
Due after ten years	61	68
Total fixed maturities – Indemnity	$437	$452
Exchange
Due in one year or less	$512	$524
Due after one year through five years	2,302	2,486
Due after five years through ten years	2,816	3,161
Due after ten years	1,386	1,536
Total fixed maturities – Exchange	$7,016	$7,707
Total fixed maturities – Erie Insurance Group	$7,453	$8,159

Available-for-sale securities in a gross unrealized loss position at December 31, 2012 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	December 31, 2012
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
Corporate debt securities	$59	$0	$0	$0	$59	$0	12
Commercial mortgage-backed securities (CMBS)	0	0	3	0	3	0	1
Total fixed maturities – Indemnity	59	0	3	0	62	0	13
Nonredeemable preferred stock	7	0	3	1	10	1	4
Common stock	26	0	0	0	26	0	2
Total available-for-sale securities – Indemnity	$92	$0	$6	$1	$98	$1	19
Quality breakdown of fixed maturities:
Investment grade	$55	$0	$3	$0	$58	$0	12
Non-investment grade	4	0	0	0	4	0	1
Total fixed maturities – Indemnity	$59	$0	$3	$0	$62	$0	13
Exchange
Available-for-sale securities:
U.S. government & agencies	$80	$1	$0	$0	$80	$1	7
States & political subdivisions	23	0	0	0	23	0	11
Corporate debt securities	152	3	9	0	161	3	31
Residential mortgage-backed securities (RMBS)	56	1	0	0	56	1	9
Collateralized debt obligations (CDO)	0	0	21	0	21	0	1
Other debt securities	5	0	0	0	5	0	2
Total fixed maturities – Exchange	316	5	30	0	346	5	61
Nonredeemable preferred stock	64	0	18	1	82	1	13
Common stock	314	2	0	0	314	2	3
Total available-for-sale securities – Exchange	$694	$7	$48	$1	$742	$8	77
Quality breakdown of fixed maturities:
Investment grade	$296	$4	$24	$0	$320	$4	53
Non-investment grade	20	1	6	0	26	1	8
Total fixed maturities – Exchange	$316	$5	$30	$0	$346	$5	61

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

	Erie Insurance Group
	December 31, 2011
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
Corporate debt securities	$220	$1	$0	$0	$220	$1	41
Commercial mortgage-backed securities (CMBS)	4	0	9	0	13	0	3
Other debt securities	5	0	2	0	7	0	2
Total fixed maturities – Indemnity	229	1	11	0	240	1	46
Nonredeemable preferred stock	4	0	3	0	7	0	3
Total available-for-sale securities – Indemnity	$233	$1	$14	$0	$247	$1	49
Quality breakdown of fixed maturities:
Investment grade	$229	$1	$11	$0	$240	$1	46
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$229	$1	$11	$0	$240	$1	46
Exchange
Available-for-sale securities:
States & political subdivisions	$7	$0	$6	$1	$13	$1	3
Corporate debt securities	635	27	50	4	685	31	108
Residential mortgage-backed securities (RMBS)	7	0	0	0	7	0	4
Commercial mortgage-backed securities (CMBS)	5	0	0	0	5	0	1
Collateralized debt obligations (CDO)	0	0	32	5	32	5	6
Other debt securities	9	0	0	0	9	0	2
Total fixed maturities – Exchange	663	27	88	10	751	37	124
Nonredeemable preferred stock	168	11	34	1	202	12	27
Total available-for-sale securities – Exchange	$831	$38	$122	$11	$953	$49	151
Quality breakdown of fixed maturities:
Investment grade	$625	$26	$79	$9	$704	$35	109
Non-investment grade	38	1	9	1	47	2	15
Total fixed maturities – Exchange	$663	$27	$88	$10	$751	$37	124

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

Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2012	2011	2010
Indemnity
Fixed maturities	$13	$14	$33
Equity securities	3	2	4
Cash equivalents and other	1	1	1
Total investment income	17	17	38
Less: investment expenses	1	1	1
Investment income, net of expenses – Indemnity	$16	$16	$37
Exchange
Fixed maturities	$350	$364	$350
Equity securities	102	86	72
Cash equivalents and other	2	0	2
Total investment income	454	450	424
Less: investment expenses	32	33	28
Investment income, net of expenses – Exchange	$422	$417	$396
Investment income, net of expenses – Erie Insurance Group	$438	$433	$433

Indemnity’s net investment income decreased by $21 million in 2011, compared to 2010, while the Exchange’s net investment income increased by $21 million during the same period.  These changes were primarily caused by the sale of the EIC, ENY and EPC from Indemnity to the Exchange on December 31, 2010.

Realized gains (losses) on investments were as follows:

(in millions)	Erie Insurance Group
	Years ended December 31,
Indemnity	2012	2011	2010
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$2	$6
Gross realized losses	0	0	(1)
Net realized gains	0	2	5
Equity securities:
Gross realized gains	0	3	1
Gross realized losses	0	0	0
Net realized gains	0	3	1
Trading securities:
Common stock:
Gross realized gains	9	2	6
Gross realized losses	(1)	(1)	(1)
Valuation adjustments	(3)	(3)	0
Net realized gains (losses)	5	(2)	5
Limited partnerships:
Gross realized gains	0	0	0
Gross realized losses	0	0	(12)
Net realized (losses)	0	0	(12)
Net realized investment gains (losses) – Indemnity	$5	$3	$(1)
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$78	$77	$49
Gross realized losses	(20)	(29)	(24)
Net realized gains	58	48	25
Equity securities:
Gross realized gains	17	28	14
Gross realized losses	(8)	(1)	(3)
Net realized gains	9	27	11
Trading securities:
Common stock:
Gross realized gains	213	271	205
Gross realized losses	(88)	(106)	(135)
Valuation adjustments	221	(247)	254
Net realized gains (losses)	346	(82)	324
Limited partnerships:
Gross realized gains	0	0	0
Gross realized losses	0	0	(46)
Net realized (losses)	0	0	(46)
Net realized investment gains (losses) – Exchange	$413	$(7)	$314
Net realized investment gains (losses) – Erie Insurance Group	$418	$(4)	$313

In 2010, Indemnity sold its interest in nine limited partnerships and the Exchange sold its interest in eleven limited partnerships, which generated net realized losses. These partnerships were sold to recapture tax paid on previous period capital gains that were due to expire.  There were no sales of limited partnerships in 2012 or 2011.

The components of other-than-temporary impairments on investments are included below:

(in millions)	Erie Insurance Group
	Years ended December 31
	2012	2011	2010
Indemnity
Fixed maturities	$0	$0	$(1)
Equity securities	0	0	0
Total other-than-temporary impairments	0	0	(1)
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings – Indemnity	$0	$0	$(1)
Exchange
Fixed maturities	$0	$0	$(4)
Equity securities	0	(2)	(1)
Total other-than-temporary impairments	0	(2)	(5)
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings – Exchange	$0	$(2)	$(5)
Net impairment losses recognized in earnings – Erie Insurance Group	$0	$(2)	$(6)

In considering if fixed maturity securities were credit-impaired, some of the factors considered include: potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired fixed maturity securities, therefore the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.  See also Note 2, “Significant Accounting Policies.”

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through December 31, 2012 are comprised of partnership financial results for the fourth quarter of 2011 and the first, second and third quarters of 2012.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2012.   Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the years ended December 31, 2012 and 2011.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2012 include partnership financial results for the fourth quarter of 2011 and the first three quarters of 2012.

	Erie Insurance Group
	As of and for the year ended December 31, 2012
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$60	$(3)	$6
Greater than or equal to 10% but less than 50%	3	13	4	0
Greater than 50%	0	0	0	0
Total private equity	29	73	1	6
Mezzanine debt:
Less than 10%	11	18	(2)	5
Greater than or equal to 10% but less than 50%	3	9	0	2
Greater than 50%	1	0	1	(1)
Total mezzanine debt	15	27	(1)	6
Real estate:
Less than 10%	12	55	4	(3)
Greater than or equal to 10% but less than 50%	3	16	(1)	1
Greater than 50%	3	9	2	0
Total real estate	18	80	5	(2)
Total limited partnerships – Indemnity	62	$180	$5	$10
Exchange
Private equity:
Less than 10%	42	$424	$22	$24
Greater than or equal to 10% but less than 50%	3	58	16	(1)
Greater than 50%	0	0	0	0
Total private equity	45	482	38	23
Mezzanine debt:
Less than 10%	18	132	(5)	29
Greater than or equal to 10% but less than 50%	4	27	1	4
Greater than 50%	3	37	(2)	5
Total mezzanine debt	25	196	(6)	38
Real estate:
Less than 10%	22	274	(7)	26
Greater than or equal to 10% but less than 50%	5	52	(4)	3
Greater than 50%	3	33	6	(1)
Total real estate	30	359	(5)	28
Total limited partnerships – Exchange	100	$1,037	$27	$89
Total limited partnerships – Erie Insurance Group		$1,217	$32	$99

Per the limited partnership financial statements, total partnership assets were $53 billion and total partnership liabilities were $6 billion at December 31, 2012 (as recorded in the September 30, 2012 limited partnership financial statements).  For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2011 and first three quarters of 2012), total partnership valuation adjustment gains were $2 billion and total partnership net income was $5 billion.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2011 include partnership financial results for the fourth quarter of 2010 and the first three quarters of 2011.

	Erie Insurance Group
	As of and for the year ended December 31, 2011
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$73	$2	$5
Greater than or equal to 10% but less than 50%	3	9	0	3
Greater than 50%	0	0	0	0
Total private equity	29	82	2	8
Mezzanine debt:
Less than 10%	11	22	0	6
Greater than or equal to 10% but less than 50%	3	12	1	1
Greater than 50%	1	1	(1)	0
Total mezzanine debt	15	35	0	7
Real estate:
Less than 10%	12	62	5	(1)
Greater than or equal to 10% but less than 50%	3	18	1	0
Greater than 50%	3	11	3	1
Total real estate	18	91	9	0
Total limited partnerships – Indemnity	62	$208	$11	$15
Exchange
Private equity:
Less than 10%	41	$452	$13	$30
Greater than or equal to 10% but less than 50%	3	43	(1)	12
Greater than 50%	0	0	0	0
Total private equity	44	495	12	42
Mezzanine debt:
Less than 10%	17	133	(9)	26
Greater than or equal to 10% but less than 50%	3	33	3	3
Greater than 50%	3	35	(2)	3
Total mezzanine debt	23	201	(8)	32
Real estate:
Less than 10%	25	284	31	(1)
Greater than or equal to 10% but less than 50%	5	59	3	0
Greater than 50%	3	43	2	10
Total real estate	33	386	36	9
Total limited partnerships – Exchange	100	$1,082	$40	$83
Total limited partnerships – Erie Insurance Group		$1,290	$51	$98

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

The following table outlines the total capitalized software development costs subject to amortization and the related amortization expense:

	Indemnity Shareholder Interest
(in millions)	Years ended December 31,
	2012	2011	2010
Gross carrying amount	$54	$43	$32
Accumulated amortization	(11)	(5)	(1)
Net carrying amount	$43	$38	$31

Amortization expense	$6	$4	$1

The following table outlines the estimated future amortization expense related to capitalized software development costs as of December 31, 2012:

(in millions)
Indemnity Shareholder Interest
Year ending December 31,	Estimated amortization expense
2013	$7
2014	7
2015	8
2016	8
2017	7

We anticipate incurring additional costs related to our software development initiatives.   These costs are unknown at this time and therefore are not considered in the table above.

Note 10.  Bank Line of Credit

As of December 31, 2012, Indemnity has available a $100 million bank revolving line of credit that expires on November 3, 2016.  There were no borrowings outstanding on the line of credit as of December 31, 2012.  Bonds with a fair value of $108 million were pledged as collateral on the line at December 31, 2012.

As of December 31, 2012, the Exchange has available a $300 million bank revolving line of credit that expires on October 28, 2016.  There were no borrowings outstanding on the line of credit as of December 31, 2012.  Bonds with a fair value of $323 million were pledged as collateral on the line at December 31, 2012.

Securities pledged as collateral on both lines have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of December 31, 2012.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at December 31, 2012.

Note 11.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in millions)	Erie Insurance Group
	2012	2011	2010
Indemnity
Current income tax expense	$84	$85	$37
Deferred income tax (benefit) expense	(3)	0	67
Total provision for income taxes – Indemnity	81	85	104
Exchange
Current income tax expense (benefit)	78	110	(43)
Deferred income tax expense (benefit)	121	(105)	278
Total provision for income taxes – Exchange	199	5	235
Total provision for income taxes – Erie Insurance Group	$280	$90	$339

The deferred income tax expense in 2012 was primarily driven by unrealized gains on investments. The deferred income tax benefit in 2011 was primarily driven by unrealized losses on common stock.  The deferred income tax expense in 2010 was primarily driven by the sale of previously impaired investments and unrealized gains on common stock and limited partnerships.  In addition, the deferred tax liability recorded for Indemnity’s investment in EFL increased by $18 million in 2010 as a result of a change in the tax rate used to calculate the liability.  This deferred tax charge was required due to Indemnity’s decision to sell its 21.6% ownership interest in EFL, rather than receiving its share of EFL’s earnings in the form of future dividends, which would have been eligible for an 80% dividends received deduction.

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rates to pre-tax income, is as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2012	2011	2010
Indemnity
Income tax at statutory rates	$84	$89	$93
Tax-exempt interest	(2)	(3)	(3)
Dividends received deduction	(1)	(1)	(1)
Deferred tax valuation allowance	0	0	(2)
Erie Family Life earnings (losses) (1)	0	(1)	15
Other, net	0	1	2
Provision for income taxes – Indemnity	81	85	104
Exchange
Income tax at statutory rates	230	37	259
Tax-exempt interest	(13)	(15)	(16)
Dividends received deduction	(14)	(13)	(11)
Deferred tax valuation allowance	0	0	(4)
Goodwill impairments	0	0	8
Return to provision adjustments	(3)	(5)	0
Other, net	(1)	1	(1)
Provision for income taxes – Exchange	199	5	235
Provision for income taxes – Erie Insurance Group	$280	$90	$339

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

Temporary differences and carry-forwards, which give rise to consolidated deferred tax assets and liabilities, are as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2012	2011
Indemnity
Deferred tax assets:
Net allowance for service fees and premium cancellations	$3	$3
Other employee benefits	9	9
Pension and other postretirement benefits	65	45
Other	3	1
Total deferred tax assets	80	58
Deferred tax liabilities:
Unrealized gains on investments	6	6
Limited partnerships	13	10
Depreciation	15	13
Prepaid expenses	5	7
Capitalized internally developed software	3	1
Other	1	2
Total deferred tax liabilities	43	39
Net deferred income tax asset – Indemnity	$37	$19

(in millions)	Erie Insurance Group (continued)
	2012	2011
Exchange
Deferred tax assets:
Loss reserve discount	$78	$81
Liability for future life and annuity policy benefits	7	12
Unearned premiums	179	165
Write-downs of impaired securities	19	29
Other	22	27
Total deferred tax assets	305	314
Deferred tax liabilities:
Deferred policy acquisition costs	165	159
Unrealized gains on investments	443	272
Limited partnerships	43	12
Other	19	18
Total deferred tax liabilities	670	461
Net deferred tax liability – Exchange	$(365)	$(147)
Net deferred income tax liability – Erie Insurance Group	$(328)	$(128)

Neither the Indemnity nor the Exchange had a valuation allowance recorded at December 31, 2012 or December 31, 2011.

In 2010, Indemnity generated taxable losses of $38 million and the Exchange generated taxable losses of $175 million on the sale of limited partnerships.  These partnerships were sold to recapture tax paid on prior period capital gains that were due to expire.  The unrealized losses on these partnerships were previously recorded as a deferred tax asset.  Indemnity and the Exchange received $13 million and $61 million, respectively, in tax refunds on these transactions in 2011.

At December 31, 2011, we had one uncertain income tax position for which a current liability was recorded. As a related temporary tax difference was also recognized, there was no impact on our results of operations or financial position. We recognized interest related to this uncertain tax position in income tax expense. The issue was resolved during 2012, at which time the Financial Accounting Standards Board Interpretation No. 48 liability, the deferred tax asset and the accrued interest were reversed. During 2012 we determined there was a new uncertain income tax position for which a current liability was recorded. This item was permanent in nature and therefore, a charge of $0.9 million was recorded in our results for the tax and associated interest expense. The IRS has examined tax filings through 2007 and is currently examining our federal income tax returns for 2008 and 2009. We currently estimate that our unrecognized tax benefits will not change significantly in the next 12 months.

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

Note 12.  Deferred Policy Acquisition Costs

The following table summarizes the components of the Property and Casualty Group’s and EFL’s deferred policy acquisition costs assets for the years ended December 31:

(in millions)	Erie Insurance Group
	2012	2011
Property and Casualty Group
Deferred policy acquisition costs asset at beginning of year	$343	$327
Capitalized deferred policy acquisition costs	726	684
Amortized deferred policy acquisition costs	(705)	(668)
Deferred policy acquisition costs asset at end of year – Property and Casualty Group	$364	$343
Erie Family Life Insurance Company
Deferred policy acquisition costs asset at beginning of year	$144	$140
Capitalized deferred policy acquisition costs	17	18
Amortized deferred policy acquisition costs	(10)	(12)
Change in shadow deferred policy acquisition costs	(11)	(2)
Deferred policy acquisition costs asset at end of year – EFL	$140	$144
Deferred policy acquisition costs asset at end of year – Erie Insurance Group	$504	$487

Note 13.   Property and Casualty Unpaid Losses and Loss Expenses

The following table provides a reconciliation of our property and casualty beginning and ending loss and loss expense reserve balances for the years ended December 31:

(in millions)	Property and Casualty Group
	2012	2011	2010
Losses and loss expense reserves at January 1, – Gross	$3,499	$3,584	$3,598
Less: reinsurance recoverable	151	188	200
Losses and loss expense reserves at January 1, – Net	3,348	3,396	3,398

Incurred losses and loss expenses related to:
Current accident year	3,494	3,616	3,053
Prior accident years	(115)	(272)	(244)
Total incurred losses and loss expenses	3,379	3,344	2,809

Paid losses and loss expenses related to:
Current accident year	2,166	2,360	1,855
Prior accident years	1,117	1,032	956
Total paid losses and loss expenses	3,283	3,392	2,811

Losses and loss expense reserves at December 31, – Net	3,444	3,348	3,396
Add: reinsurance recoverable	154	151	188
Losses and loss expense reserves at December 31, – Gross	$3,598	$3,499	$3,584

Loss reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5% for all periods presented.  This discounting reduced unpaid losses and loss expenses by $85 million, $84 million and $127 million at December 31, 2012, 2011 and 2010, respectively.  The reserves for losses and loss expenses are reported net of receivables for salvage and subrogation, which totaled $150 million, $145 million and $141 million at December 31, 2012, 2011 and 2010, respectively.

Favorable development on prior accident year direct loss reserves in 2012 was primarily the result of improved claims frequency and severity trends combined with the closing of several large claims in our homeowners, commercial multi-peril, and commercial auto lines of business, offset somewhat by adverse development in our workers compensation line of business as a result of increased severity trends. In 2011, the favorable development on prior accident year direct loss reserves was primarily the result of improvements in severity trends in our personal auto, workers compensation, commercial multi-peril and homeowners lines of business combined with the closing of several large claims.  In 2010, the favorable development on prior accident year direct loss reserves was primarily the result of improvements in severity trends in the commercial multi-peril, personal auto and workers compensation lines of business, combined with the closing of several large claims.

Note 14.  Life Policy and Deposit Contract Reserves

The following table provides the components of our life policy and deposit contract liability balances for the years ended December 31:

(in millions)	Erie Family Life Insurance Company
	2012	2011	2010
Deferred annuities	$1,136	$1,144	$1,117
Ordinary/traditional life	313	282	254
Universal life	242	228	214
Other	17	17	18
Life policy and deposit contract reserves	$1,708	$1,671	$1,603

The reinsurance credit related to life policy and deposit contract reserves was $122 million, $108 million and $95 million at December 31, 2012, 2011 and 2010 respectively, and is presented in other assets in the Consolidated Statements of Financial Position.

Note 15.   Reinsurance

Members of the Property and Casualty Group participate in an intercompany reinsurance pooling agreement.  Under the pooling agreement, all insurance business of the Property and Casualty Group is pooled in the Exchange.  EIC and ENY share in the underwriting results of the reinsurance pool through retrocession.  Since 1995, the Board of Directors has set the allocation of the pooled underwriting results at 5.0% participation for EIC, 0.5% participation for ENY and 94.5% participation for the Exchange.  The purpose of the pooling agreement is to spread the risks of the members of the Property and Casualty Group collectively across the different lines of business they underwrite and geographic regions in which each operates.  This agreement may be terminated by any party as of the end of any calendar year by providing not less than 365 days advance written notice.  Intercompany pooling accounts are settled in cash within 30 days after the end of each quarterly accounting period.  On December 31, 2010, Indemnity sold all of the outstanding capital stock of its wholly owned subsidiaries, EIC and ENY, to the Exchange.  Under this structure, all property and casualty insurance operations are owned by the Exchange, and Indemnity functions solely as the management company.  There was no impact on the existing reinsurance pooling agreement between the Exchange and EIC or ENY as a result of the sale.

Reinsurance contracts do not relieve the Property and Casualty Group or EFL from their primary obligations to policyholders.  A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.

The Property and Casualty Group maintains several property catastrophe reinsurance treaties with nonaffiliated reinsurers to mitigate future potential catastrophe loss exposures.  During 2012, a first treaty provided coverage of up to 90% of a loss of $500 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence, a second treaty provided coverage of up to 70% of a loss of $275 million in excess of $850 million, and a third treaty provided coverage of up to 70% of a loss of $25 million in excess of $1.125 billion.  The property catastrophe reinsurance treaties were renewed for 2013, with the first property catastrophe reinsurance treaty providing coverage of up to 90% of a loss of $550 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence, the second treaty providing coverage of up to 70% of a loss of $225 million in excess of $900 million, and a third treaty providing coverage of up to 70% of a loss of $25 million in excess of $1.125 billion.  There have been no losses subject to these treaties.

EFL maintains several reinsurance treaties with nonaffiliated life reinsurance companies in order to reduce claims volatility.  EFL had direct life insurance in force totaling $44 billion and $42 billion at December 31, 2012 and 2011, respectively.  Of these amounts, EFL ceded $22 billion and $23 billion of life insurance in force at December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, the largest amount of in force life insurance ceded to one reinsurer totaled $11 billion.

The following tables summarize the direct insurance and reinsurance for our property and casualty and life insurance activities, respectively, for the years ended December 31:

(in millions)
	Erie Insurance Group
Property and casualty insurance:	2012	2011	2010
Premiums written:
Direct	$4,631	$4,271	$4,035
Assumed	21	21	19
Ceded	(49)	(37)	(35)
Premiums written, net	4,603	4,255	4,019
Premiums earned:
Direct	4,449	4,164	3,939
Assumed	21	21	20
Ceded	(48)	(36)	(34)
Premiums earned, net	4,422	4,149	3,925
Insurance losses and loss expenses:
Direct	3,382	3,311	2,834
Assumed	10	11	(15)
Ceded	(13)	22	(9)
Insurance losses and loss expenses, net	$3,379	$3,344	$2,810

Life insurance:
Premiums earned:
Direct	$113	$108	$104
Ceded	(42)	(43)	(42)
Premiums earned, net	71	65	62
Insurance losses and loss expenses:
Direct	120	120	102
Ceded	(19)	(20)	(12)
Insurance losses and loss expenses, net	$101	$100	$90

Total:
Premiums earned:
Property and casualty	$4,422	$4,149	$3,925
Life	71	65	62
Premiums earned, net	4,493	4,214	3,987
Insurance losses and loss expenses:
Property and casualty	3,379	3,344	2,810
Life	101	100	90
Insurance losses and loss expenses, net	$3,480	$3,444	$2,900

Note 16.   Postretirement Benefits

Pension plans
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

The liabilities for the plans described in this note are presented in total for all employees of the Erie Insurance Group.  The gross liability for postretirement benefits is presented in the Consolidated Statements of Financial Position as part of other liabilities.  Approximately 58% of postretirement benefit expenses are reimbursed to Indemnity from the Exchange and EFL, which represents pension benefits for Indemnity employees performing claims and life insurance functions. For our funded pension plan, amounts are settled in cash for the portion of pension costs allocated to the Exchange and EFL, respectively.  For our unfunded plans, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Cost of pension plans

(in millions)	Erie Insurance Group
	2012	2011	2010
Cost of pension plans:
Service cost for benefits earned	$21	$17	$15
Interest cost on benefit obligation	24	23	21
Expected return on plan assets	(27)	(27)	(25)
Prior service cost amortization	1	1	1
Net actuarial loss amortization	11	6	3
Pension plan cost (1)	$30	$20	$15

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end benefit obligations and the net periodic benefit costs for the subsequent year:

(in millions)	Erie Insurance Group
	2012	2011	2010	2009
Actuarial assumptions:
Employee pension plan:
Discount rate	4.19%	4.99%	5.69%	6.11%
Expected return on assets	7.50	8.00	8.00	8.25
Compensation increases (1)	4.15	4.15	4.15	4.15
SERP:
Discount rate – pre-retirement/post-retirement	4.19/3.69	4.99/4.49	5.69/5.19	6.11/5.00
Rate of compensation increase	6.00	6.00	6.00	6.00

(1)	The rate of compensation increase for the employee plan is age-graded. An equivalent single compensation increase rate of 4.15% in 2012, 2011 and 2010 would produce similar results.

The two economic assumptions that have the most impact on the postretirement benefit expense are the discount rate and the long-term rate of return on plan assets.  The discount rate assumption used to determine the benefit obligation for 2012 was based upon a yield curve developed from corporate bond yield information.  The same methodology was employed to develop the discount rates used to determine the benefit obligation for 2011 and 2010, respectively.

The pension plan's expected long-term rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and general market trends.  The expected future return for each asset class is then weighted based upon the plan's asset allocation to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.

Funding policy/funded status
Our current policy is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  A $17 million contribution was made to the plan in January 2013. The following table sets forth the funded status of the pension plans and the amounts recognized in the Consolidated Statements of Financial Position as of December 31:

(in millions)	Erie Insurance Group
	2012	2011

Funded status at end of period	$(201)	$(140)

Pension liability recorded in the Consolidated Statement of Financial Position:
Pension liabilities – due within one year	$(2)	$(1)
Pension liabilities – due after one year	(199)	(139)
Net amount recognized	$(201)	$(140)

Benefit obligations
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation. The following tables set forth:  the change in our projected benefit obligation, the accumulated benefit obligation, and information for the defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

(in millions)	Erie Insurance Group
	2012	2011
Projected benefit obligation:
Balance at January 1	$488	$400
Service cost for benefits earned	21	17
Interest cost on benefit obligations	24	23
Plan amendments	0	1
Actuarial loss	87	54
Benefits paid	(8)	(7)
Balance at December 31	$612	$488

Accumulated benefit obligation, December 31,	$453	$363

(in millions)	Erie Insurance Group
	2012	2011
Plans with assets less than ABO, December 31:
Plan assets	$411	$348
Accumulated benefit obligations	453	363
Projected benefit obligations	612	488

At December 31, 2012 and 2011, the defined benefit pension plan and the SERP had an accumulated benefit obligation in excess of plan assets.

Pension assets

(in millions)	Erie Insurance Group
	2012	2011
Fair value of plan assets:
Balance at January 1	$348	$328
Actual gain on plan assets	55	12
Employer contributions	16	15
Benefits paid	(8)	(7)
Balance at December 31	$411	$348

Shareholders’ equity

(in millions)	Erie Insurance Group
	2012	2011
Amounts included in shareholders’ equity (unamortized):
Net actuarial loss	$220	$173
Prior service cost	6	6
Net amount not yet recognized	$226	$179

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into pension cost during 2013 are $15 million and $1 million, respectively.

Other comprehensive income

(in millions)	Erie Insurance Group
	2012		2011
Amounts recognized in other comprehensive income for pension plans:
Amortization of net actuarial loss	$(11)		$(6)
Amortization of prior service cost	(1)		(1)
Net actuarial loss arising during the year	59		69
Amendments	0	(1)	1	(2)
Total recognized in other comprehensive income	$47		$63

(1)	The charges recognized as amendments were the result of factoring in the prior service cost for one new plan participant in 2012.

(2)	The charges recognized as amendments were the result of factoring in the prior service cost for seven new plan participants in 2011.

Asset allocation
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

The target and actual asset allocation for the portfolio is as follows for the years ended December 31:

	Erie Insurance Group
	Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2011-2012	2012	2011
Equity securities:
U.S. equity securities (1)	40%	41%	41%
Non-U.S. equity securities (2)	20	21	19
Total equity securities	60	62	60
Debt securities (3)	39	37	39
Other (4)	1	1	1
Total	100%	100%	100%

(1)
For the U.S. equity securities 20% seek to achieve excess returns relative to the Russell 2000 Index while 39% seek to achieve excess returns relative to the S&P 500.  The remaining 41% of the allocation to U.S. equity securities are comprised of equity index funds that track the S&P 500.

(2)
For the Non-U.S. equity securities, 11% are allocated to international small cap investments while another 11% are allocated to international emerging market investments.  The remaining 78% of the Non-U.S. equity securities are allocated to investments seeking to achieve excess returns relative to an international market index.

(3)
For the debt securities, 50% are allocated to investment-grade fixed income securities while the remaining 50% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better.

(4)	Institutional money market fund.

The following tables represent the fair value measurements for the pension plan assets by major category and level of input:

	Erie Insurance Group
	At December 31, 2012
	Fair value measurements of plan assets using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$168	$0	$168	$0
Non-U.S. equity securities	87	0	87	0
Total equity securities	255	0	255	0
Debt securities – U.S. fixed income	153	0	153	0
Other	3	3	0	0
Total	$411	$3	$408	$0

	Erie Insurance Group
	At December 31, 2011
	Fair value measurements of plan assets using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$140	$0	$140	$0
Non-U.S. equity securities	68	0	68	0
Total equity securities	208	0	208	0
Debt securities – U.S. fixed income	138	0	138	0
Other	2	2	0	0
Total	$348	$2	$346	$0

Estimates of fair values of the pension plan assets are obtained primarily from our trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers and reference data.  There were no Level 3 investments during 2012 or 2011.

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension and other postretirement plans as of December 31:

(in millions)	Erie Insurance Group
Year ending December 31,	Expected future cash flows
2013	$12
2014	11
2015	13
2016	15
2017	17
2018 - 2022	123

Retiree health benefit plan
The retiree health benefit plan was terminated in 2006.  We continue to provide retiree health benefits only to employees who met certain age and service requirements on or before July 1, 2010.  The accumulated benefit obligation and net periodic benefit cost of this plan were not material to our consolidated financial statements.  At December 31, 2012 and 2011, the projected benefit obligation associated with these benefits was $5 million and $6 million, respectively.  This plan is funded only as claims are incurred.  Periodic benefit costs for the Erie Insurance Group were $0.1 million in 2012, $0.2 million in 2011 and $0.3 million in 2010.

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $10 million in 2012, $9 million in 2011, and $9 million in 2010.  Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction; sales by executive and senior officers are subject to restrictions imposed by our insider trading policies and the federal securities laws.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2012 and 2011.

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

The awards under the annual incentive plan are based on attainment of corporate and individual performance measures established at the beginning of each year.  These measures, which can include various financial measures, are established by the Executive Compensation and Development Committee of our Board of Directors, and are then approved by the Board of Directors.  A funding qualifier was introduced into the plan in 2009.  The Executive Compensation and Development Committee of our Board of Directors determined that the plan should first consider the Indemnity’s financial results before a payout could be made to participants of the plan. The funding qualifier is based upon Indemnity’s operating income.  If the funding qualifier is met, each member of executive and senior management becomes eligible for incentive compensation based upon specific performance measures.  The corporate performance measures considered in the plan primarily included the Property and Casualty Group’s direct written premium and statutory combined ratio in 2012 and 2011.

Long-term incentive plan
Our long-term incentive plan (“LTIP”) is a performance based incentive plan designed to reward executive and senior vice presidents who can have a significant impact on our long-term performance.

The LTIP award is based upon the level of achievement of objective measures of performance over a three-year period as compared to a peer group of property and casualty companies selected by our Executive Compensation and Development Committee of our Board of Directors.  The 2012, 2011 and 2010 awards were based upon the reported combined ratio, growth in direct written premiums and return on invested assets as defined by the Erie Insurance Group.  These performance measures are compared to the same performance measures of a peer group of companies.  Because the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period.  This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.

The Executive Compensation and Development Committee determines the form of the distribution to be granted at the beginning of each performance period.  The 2010-2012 performance period is closed and distributions will be made in the form of cash later in 2013 once peer group financial information becomes available.   The Executive Compensation and Development Committee agreed to distribute awards under the 2011-2013 and 2012-2014 performance periods in shares of Indemnity’s Class A common stock.  If the Executive Compensation and Development Committee determines that awards will be paid in restricted performance shares, then shares of our Class A common stock will be purchased on the open market and distributed to the plan participants when the award is paid.  We do not issue new shares of common stock to plan participants.  Accordingly, the disclosure requirements of Item 201(d) of Regulation S-K are not applicable.  The performance shares awarded through the LTIP are considered vested at the end of each applicable performance period.

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

At December 31, 2012, the plan awards for the 2010-2012 performance period were fully earned in accordance with the LTIP.  The awards for this performance period will be calculated upon receipt of the final financial information for the peer group.  The estimated plan award based upon the peer group information as of December 31, 2012 is $6 million.

At December 31, 2011, the awards for the 2009-2011 performance period were fully vested in accordance with the LTIP.  The plan award of $5 million was paid in cash in June 2012.

At December 31, 2010, the awards for the 2008-2010 performance period were fully vested in accordance with the LTIP.  The average share price on the date the shares were paid to participants for the 2008-2010 performance period was $73.97.  The plan award of $5 million was paid in July 2011.

Earned amounts are allocated to related entities and settled in cash once the payout is made.  The total compensation cost charged to operations related to these LTIP awards for the Erie Insurance Group was $5 million in 2012, $9 million in 2011 and $7 million in 2010.

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

The awards, payments, deferrals and liabilities under the annual incentive plan, long-term incentive plan and deferred compensation plans for officers and outside directors were as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2012	2011	2010
Awards, employer match and hypothetical earnings by plan:
Long-term incentive plan awards	$5	$9	$7
Annual incentive plan awards	5	3	4
Deferred compensation plans, employer match and hypothetical earnings	1	1	2
Total plan awards and earnings	11	13	13
Total plan awards paid	(8)	(10)	(6)
Compensation deferred under the plans	0	0	1
Distributions from the deferred compensation plans	(1)	(1)	(1)
Gross incentive plan and deferred compensation liabilities at end of period	$26	$24	$22

Stock compensation plan for outside directors
We have a stock compensation plan for our outside directors to further align the interests of directors with shareholders by providing for a portion of annual compensation for the directors’ services in shares of our Class A common stock.  Each director vests in the grant 25% every three months over the course of a year.  Dividends paid by us are reinvested into each director’s account as additional share credits which vest immediately.  Upon leaving board service, directors are paid shares of our Class A common stock equal to the number of share credits in their deferred stock account.  Our practice is to purchase the shares that will be paid to the directors on the open market.  We do not issue new shares of common stock to directors.  Accordingly, the disclosure requirements of Item 201(d) of Regulation S-K are not applicable.  The annual charge related to the stock compensation plan for our directors totaled $0.5 million in 2012, $1 million in 2011, and $2 million in 2010.

Note 18.   Indemnity Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  In 2012, four shares of Class B common stock were converted into 9,600 shares of Class A common stock.  There were no conversions of Class B shares to Class A shares in 2011 or 2010.  There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
A stock repurchase program was authorized for our outstanding Class A nonvoting common stock beginning January 1, 2004.  Treasury shares are recorded in the Consolidated Statements of Financial Position at total cost based upon trade date.  Shares repurchased under this program, based upon trade date, totaled 1.0 million at a total cost of $69 million during 2012, and 2.2 million shares at a total cost of $155 million during 2011.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $68 million of repurchase authority remaining under this program at December 31, 2012, based upon trade date.

In 2012, we also repurchased 1,803 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $129,849. Of this amount, 669 and 1,134 shares were purchased in January 2012 and June 2012, respectively, for $50,724, or $75.82 per share, and $79,125, or $69.78 per share, respectively, to settle payments due to two retired senior vice presidents under our long-term incentive plan. These shares were delivered to the plan participants in January 2012 and June 2012, respectively.

In July 2011, we repurchased 64,095 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.8 million.  Of this amount, 57,695 shares were purchased for $4.3 million, or $73.72 per share, in conjunction with our long-term incentive plan, and 6,400 shares were purchased for $0.5 million, or $73.74 per share, for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2011.

Note 19.  Indemnity Accumulated Other Comprehensive Loss

A rollforward of Indemnity’s accumulated other comprehensive loss attributable to the Indemnity shareholder interest is presented as follows for the year ended December 31, 2012:

	Indemnity Shareholder Interest
(in millions)	Unrealized net appreciation of investments	Net losses associated with postretirement benefits	Total
Balance at December 31, 2011	$11	$(116)	$(105)
Change in other comprehensive loss, net of tax:
Unrealized appreciation of investments, net of tax	2	—	2
Postretirement plans, net of tax	—	(30)	(30)
Change in other comprehensive loss, net of tax	2	(30)	(28)
Balance at December 31, 2012	$13	$(146)	$(133)

Note 20.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $38 million related to its limited partnership investments at December 31, 2012.  These commitments are split between private equity securities of $15 million, mezzanine debt securities of $10 million, and real estate activities of $13 million.  These commitments will be funded as required by the limited partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $389 million related to its limited partnership investments at December 31, 2012.  These commitments are split between private equity securities of $157 million, mezzanine debt securities of $145 million, and real estate activities of $87 million.  These commitments will be funded as required by the limited partnership agreements.

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

We are subject to escheatment laws and regulations requiring the identification, reporting and payment to the state of unclaimed or abandoned funds of our policyholders, annuitants, claimants and shareholders. We are also subject to audit and examination for compliance with these requirements.

In August 2012, we were notified that we will be subject to an audit of our compliance with the unclaimed property laws of a number of jurisdictions both within and outside our operating territory. Additionally, EFL has been named in a lawsuit filed by the State Treasurer of West Virginia. The Complaint alleges that EFL has failed to comply with the West Virginia Uniform Unclaimed Property Act.

It is probable that ongoing inquiries, audits, and other regulatory activity will result in the payment of additional death claims and escheatment of funds, as well as possible fines. EFL will incur expenses to identify death claims, confirm that benefits are due and notify the beneficiaries. At this time, we are not able to reasonably estimate the possible loss or range of loss related to this issue due to the early stage of development.

Note 21.   Supplementary Data on Cash Flows

Indirect method of cash flows
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2012	2011	2010
Cash flows from operating activities:
Net income	$619	$268	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17	4	12
Amortization of deferred policy acquisition costs	715	680	652
Impairment of goodwill	—	—	22
Deferred income tax expense (benefit)	118	(105)	342
Realized (gains) losses and impairments on investments	(418)	6	(307)
Equity in earnings of limited partnerships	(131)	(149)	(128)
Net amortization of bond premium	28	26	9
Increase in deferred compensation	2	4	7
Limited partnership distributions	164	166	122
(Increase) decrease in receivables, reinsurance recoverables and reserve credits	(166)	91	(158)
Decrease (increase) in prepaid expenses	63	(56)	10
Increase in deferred policy acquisition costs	(743)	(701)	(667)
(Decrease) increase in accounts payable and accrued expenses	(28)	83	18
Increase in accrued commissions and agent bonuses	20	4	1
Increase (decrease) in loss reserves	99	(85)	(11)
Increase in future life policy benefits and claims reserves	31	28	21
Increase in unearned premiums	187	96	116
Net cash provided by operating activities	$577	$360	$721

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

Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP.  Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, the actuarial assumptions used in life reserves, deferred tax assets and unearned subscriber fees.

Statutory net income and capital and surplus as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities are as follows:

	SAP Net income (loss)			SAP Capital and surplus
(in millions)	Years ended December 31,			At December 31,
	2012	2011	2010	2012	2011
Erie Insurance Exchange	$311	$182	$531	$5,633	$5,166
Erie Insurance Company	14	9	21	276	260
Erie Insurance Company of New York	(1)	(1)	2	21	20
Erie Insurance Property & Casualty Company	0	0	0	11	11
Flagship City Insurance Company	0	0	0	11	11
Erie Family Life Insurance Company	25	34	38	281	245

The minimum statutory capital and surplus requirements under Pennsylvania and New York law for the Exchange’s property and casualty insurance subsidiaries amounts to $12 million.  The Exchange’s subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $319 million at December 31, 2012.  The risk-based capital levels of all members of the Property and Casualty Group and EFL significantly exceed the minimum requirements.  Cash and securities with a carrying value of $16 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at December 31, 2012.

As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records unearned subscriber fees (fees to the attorney-in-fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies.  The Pennsylvania-domiciled members of the Property and Casualty Group discount workers compensation loss reserves on a non-tabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania.  The Exchange’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $5.1 billion at December 31, 2012.  EIC’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $272 million at December 31, 2012.  EPC and Flagship record the discounting of workers compensation loss reserves on a direct basis, however, after application of the intercompany pooling arrangement, there is no impact on their financial statements.

The amount of dividends that can be paid to the Exchange without the prior approval by the Pennsylvania Insurance Commissioner by EIC, EPC and Flagship, the Exchange’s Pennsylvania-domiciled property and casualty insurance subsidiaries, is limited to not more than the greater of: (a) 10% of statutory surplus as reported in the last annual statement, or (b) net income as reported in the last annual statement.  The amount of dividends that EIC’s New York-domiciled property and casualty subsidiary, ENY, can pay without the prior approval by the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of statutory surplus as reported in the last annual statement, or (b) 100% of adjusted net investment income during such period.  In 2013, the maximum dividend payout that the Exchange could receive from its property and casualty insurance subsidiaries would be $31 million.  No dividends were paid by these property and casualty insurance subsidiaries in 2012, 2011 or 2010.

The amount of dividends that can be paid to the Exchange without the prior approval by the Pennsylvania Insurance Commissioner by EFL, a Pennsylvania-domiciled life insurer, is limited by statute to the greater of: (a) 10% of statutory surplus as shown in the last annual statement on file with the commissioner, or (b) net income as reported in the last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities.  Accordingly, the maximum dividend payout that the Exchange could receive in 2013 without prior Pennsylvania Commissioner approval is $28 million.  There were no dividends paid to either the Exchange or Indemnity in 2012, 2011 or 2010.

Note 23.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
(in millions)	December 31, 2012
Assets	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$452	$7,707	$—	$8,159
Equity securities	55	945	—	1,000
Trading securities, at fair value	—	2,417	—	2,417
Limited partnerships	180	1,037	—	1,217
Other invested assets	1	20	—	21
Total investments	688	12,126	—	12,814
Cash and cash equivalents	12	388	—	400
Premiums receivable from policyholders	—	1,062	—	1,062
Reinsurance recoverable	—	168	—	168
Deferred income tax asset	37	—	—	37
Deferred acquisition costs	—	504	—	504
Other assets	117	339	—	456
Receivables from the Exchange and other affiliates	281	—	(281)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,160	$14,587	$(306)	$15,441
Liabilities
Losses and loss expense reserves	$—	$3,598	$—	$3,598
Life policy and deposit contract reserves	—	1,708	—	1,708
Unearned premiums	—	2,365	—	2,365
Deferred income tax liabitlity	—	365	—	365
Other liabilities	518	402	(306)	614
Total liabilities	518	8,438	(306)	8,650
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	642	—	—	642
Noncontrolling interest in consolidated entity – Exchange	—	6,149	—	6,149
Total equity	642	6,149	—	6,791
Total liabilities, shareholders’ equity and noncontrolling interest	$1,160	$14,587	$(306)	$15,441

Consolidating Statement of Financial Position

	Erie Insurance Group
(in millions)	December 31, 2011
Assets	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$548	$7,292	$—	$7,840
Equity securities	25	564	—	589
Trading securities, at fair value	27	2,308	—	2,335
Limited partnerships	208	1,082	—	1,290
Other invested assets	1	19	—	20
Total investments	809	11,265	—	12,074
Cash and cash equivalents	11	174	—	185
Premiums receivable from policyholders	—	976	—	976
Reinsurance recoverable	—	166	—	166
Deferred income tax asset	19	—	—	19
Deferred acquisition costs	—	487	—	487
Other assets	119	322	—	441
Receivables from the Exchange and other affiliates	254	—	(254)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,237	$13,390	$(279)	$14,348
Liabilities
Losses and loss expense reserves	$—	$3,499	$—	$3,499
Life policy and deposit contract reserves	—	1,671	—	1,671
Unearned premiums	—	2,178	—	2,178
Deferred income tax liabiltiy	—	147	—	147
Other liabilities	456	383	(279)	560
Total liabilities	456	7,878	(279)	8,055
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	781	—	—	781
Noncontrolling interest in consolidated entity – Exchange	—	5,512	—	5,512
Total equity	781	5,512	—	6,293
Total liabilities, shareholders’ equity and noncontrolling interest	$1,237	$13,390	$(279)	$14,348

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $278 million and $251 million at December 31, 2012 and 2011, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $3 million at December 31, 2012 and 2011.

Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  Indemnity recognized interest income on the note of $2 million in 2012 and 2011.

Income attributable to Indemnity shareholder interest

			Indemnity Shareholder Interest
(in millions)			Years ended December 31,
	Percent		2012	2011	2010
Management operations:
Management fee revenue, net	100.0%		$1,157	$1,067	$1,009
Service agreement revenue	100.0%		31	33	34
Total revenue from management operations			1,188	1,100	1,043
Cost of management operations	100.0%		983	892	841
Income from management operations before taxes			205	208	202
Property and casualty insurance operations:(2)
Net premiums earned	5.5%	(2)	—	—	216
Losses and loss expenses	5.5%	(2)	—	—	155
Policy acquisition and underwriting expenses	5.5%	(2)	—	—	61
Income from property and casualty insurance operations before taxes			—	—	0
Life insurance operations:(1)
Total revenue	21.6%	(3)	—	10	37
Total benefits and expenses	21.6%	(3)	—	7	26
Income from life insurance operations before taxes			—	3	11
Investment operations:
Net investment income(2)			16	16	37
Net realized gains (losses) on investments(2)			5	3	(1)
Net impairment losses recognized in earnings(2)			0	0	(1)
Equity in earnings of limited partnerships			15	26	21
Income from investment operations before taxes(2)			36	45	56
Income from operations before income taxes			241	256	269
Provision for income taxes			81	87	107
Net income attributable to Indemnity			$160	$169	$162

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

(3)
Prior to and through March 31, 2011, Indemnity retained a 21.6% ownership interest in EFL, which accrued to the Indemnity shareholder interest, and the Exchange retained a 78.4% ownership interest in EFL, which accrued to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest.  Due to the sale of Indemnity’s 21.6% ownership interest in EFL to the Exchange on March 31, 2011, 100.0% of EFL’s life insurance results accrue to the interest of the subscribers (policyholders) of the Exchange, or noncontrolling interest, after March 31, 2011.

Expense allocations – All claims handling services for the Exchange are performed by Indemnity employees who are entirely dedicated to claims related activities.  All costs associated with these employees are reimbursed to Indemnity from the Exchange’s revenues in accordance with the subscriber’s agreement.  Indemnity is reimbursed by EFL from its revenues for all costs associated with employees who perform life insurance related operating activities for EFL in accordance with its service agreement with Indemnity.  Common overhead expenses included in the expenses paid by Indemnity are allocated based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations.  Executive compensation is allocated based upon each executive’s primary responsibilities (management services, property and casualty claims operations, EFL operations and investment operations).  We believe the methods used to allocate common overhead expenses among the affiliated entities are reasonable.

Cash settlements for payments on the account of the Exchange totaled $343 million, $325 million and $293 million in 2012, 2011 and 2010, respectively, and $30 million, $28 million and $27 million in 2012, 2011 and 2010, respectively, for EFL.  These reimbursements are settled on a monthly basis.

Office leases – Indemnity leases certain office space from the Exchange, including the home office and three field office facilities.  Rent expenses under these leases totaled $6 million in 2012, 2011 and 2010.  Indemnity also has a lease commitment with EFL for a branch office until 2018.  Annual rentals paid to EFL under this lease totaled $0.4 million in 2012, 2011 and 2010.

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Years ended December 31,
	2012	2011	2010
Management fee received	$1,135	$1,053	$947
Service agreement fee received	31	33	34
Premiums collected (1)	—	—	220
Net investment income received (1)	28	22	45
Limited partnership distributions	21	22	21
Decrease in reimbursements collected from affiliates	(4)	(9)	(15)
Commissions and bonuses paid to agents	(617)	(583)	(532)
Salaries and wages paid	(130)	(124)	(106)
Pension contribution and employee benefits paid	(38)	(36)	(33)
Losses paid (1)	—	—	(132)
Loss expenses paid (1)	—	—	(23)
Other underwriting and acquisition costs paid (1)	—	—	(53)
General operating expenses paid	(139)	(127)	(119)
Income taxes paid	(82)	(82)	(61)
Net cash provided by operating activities	205	169	193
Net cash provided by (used in) investing activities	95	(211)	196
Net cash used in financing activities	(299)	(257)	(155)
Net increase (decrease) in cash and cash equivalents	1	(299)	234
Cash and cash equivalents at beginning of year	11	310	76
Cash and cash equivalents at end of year	$12	$11	$310

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

Note 24.   Quarterly Results of Operations (unaudited)

	Erie Insurance Group
	Year ended December 31, 2012
(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Revenues	$1,520	$1,160	$1,460	$1,372	$5,512
Benefits and expenses	986	1,230	1,190	1,207	4,613
Income (loss) from operations before income taxes and noncontrolling interest	534	(70)	270	165	899
Net income (loss)	354	(38)	184	119	619
Less: Net income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	318	(81)	133	89	459
Net income attributable to Indemnity	$36	$43	$51	$30	$160

Earnings per share (1)
Net income attributable to Indemnity per share
Class A common stock – basic	$0.76	$0.90	$1.08	$0.63	$3.38
Class A common stock – diluted	$0.67	$0.80	$0.96	$0.56	$2.99
Class B common stock – basic and diluted	$114	$135	$162	$94	$505

(1)
The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

	Erie Insurance Group
	Year ended December 31, 2011
(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Revenues	$1,365	$1,245	$796	$1,418	$4,824
Benefits and expenses	953	1,419	1,101	993	4,466
Income (loss) from operations before income taxes and noncontrolling interest	412	(174)	(305)	425	358
Net income (loss)	274	(107)	(180)	281	268
Less: Net income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	230	(159)	(227)	255	99
Net income attributable to Indemnity	$44	$52	$47	$26	$169

Earnings per share (1)
Net income attributable to Indemnity per share
Class A common stock – basic	$0.88	$1.05	$0.97	$0.55	$3.45
Class A common stock – diluted	$0.78	$0.94	$0.87	$0.49	$3.08
Class B common stock – basic and diluted	$126	$158	$147	$82	$522

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as such term is defined in the Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in Internal Control-Integrated Framework, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2012.

/s/ Terrence W. Cavanaugh	/s/ Marcia A. Dall	/s/ Gregory J. Gutting
Terrence W. Cavanaugh	Marcia A. Dall	Gregory J. Gutting
President and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller
February 26, 2013	February 26, 2013	February 26, 2013

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.   OTHER INFORMATION

There was no additional information in the fourth quarter of 2012 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Erie Indemnity Company

Erie, Pennsylvania

We have audited Erie Indemnity Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Erie Indemnity Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Erie Indemnity Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2012 of Erie Indemnity Company and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2013

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

We have adopted a Code of Conduct that applies to all of our outside directors, officers and employees.  In addition to this, we have adopted a Code of Ethics for Senior Financial Officers that also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. We have previously filed a copy of this Code of Conduct and Code of Ethics for Senior Financial Officers as Exhibit 14.1 and 14.2, respectively, to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 25, 2012. Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website at http://www.erieinsurance.com.

Executive Officers of the Registrant

Name	Age as of 12/31/2012	Principal Occupation for Past Five Years and Positions with Erie Insurance Group

President & Chief Executive Officer:
Terrence W. Cavanaugh	59
President and Chief Executive Officer of Erie Indemnity Company since July 29, 2008; Senior Vice President, Chubb & Son/Federal Insurance, for more than five years prior thereto; Chief Operating Officer, Chubb Surety, for more than five years prior thereto; Director, Erie Indemnity Company, EFL, EIC, Flagship, ENY and EPC.

Executive Vice Presidents:
Richard F. Burt, Jr.	49
Executive Vice President - Products since August 22, 2012; Senior Vice President, Actuarial, and Chief Actuary, July 2011 through August 2012; Partner and Western Region Practice Leader, Actuarial Risk & Analytics, Deloitte Consulting, LLP, 2002 to July 2011; Director, EFL, EIC, Flagship, ENY, and EPC, effective January 1, 2013.

Marcia A. Dall	49
Executive Vice President and Chief Financial Officer since March 30, 2009; Chief Financial Officer – Healthcare, Cigna Corporation, January 2008 through March 2009; Chief Financial Officer – International & U.S. Mortgage Insurance, Genworth Financial, September 2006 through January 2008; Director, EFL, EIC, Flagship, ENY and EPC.

George D. Dufala	41
Executive Vice President – Services since September 1, 2010; Senior Vice President, Erie Family Life Insurance Company, October 2008 through August 2010; Senior Vice President, Customer Service, January 2005 through September 2008; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	54
Executive Vice President and Chief Information Officer since August 13, 2012; Senior Vice President and Chief Information Officer (for Commercial Lines, Hartford Investment Management Company and Enterprise Risk Management), The Hartford Financial Services Group, February 2011 through August 2012;  Senior Vice President and Chief Information Officer, Commercial and Consumer Markets, The Hartford Financial Services Group, August 2009 through February 2011; Executive Vice President and Chief Information Officer Director, SAFECO, February 2008 through February 2009; Senior Vice President and Chief Information Officer, Argonaut Group, March 2006 through February 2008; Director, EFL, EIC, Flagship, ENY, and EPC, effective January 1, 2013.

Name	Age as of 12/31/2012	Principal Occupation for Past Five Years and Positions with Erie Insurance Group

Executive Vice Presidents (continued):
John F. Kearns	53	Executive Vice President – Sales & Marketing since September 1, 2010; Senior Vice President, Commercial Lines Division, February 2007 through August 2010; Director, EFL, EIC, Flagship, ENY and EPC.

James J. Tanous	65	Executive Vice President, Secretary and General Counsel since April 30, 2007; Director, EFL, EIC, Flagship, ENY and EPC.

Michael S. Zavasky	60
Executive Vice President–Insurance Operations since March 7, 2008; Senior Vice President–Strategy Management, January 2006 through March 2008; Director, EFL, EIC, Flagship, ENY and EPC. As discussed in our Form 8-K filing with the Securities and Exchange Commission on November 8, 2011, Michael S. Zavasky has retired effective December 31, 2012.

 ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

PART IV
ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Consolidated Financial Statements
Included in Item 8 “Financial Statements and Supplementary Data” contained in this report.

Erie Indemnity Company:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statements of Operations for the three years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Financial Position as of December 31, 2012 and 2011

•	Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the three years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

2.              Financial Statement Schedules

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

February 26, 2013	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 26, 2013	/s/ Terrence W. Cavanaugh
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

/s/ Claude C. Lilly, III
Claude C. Lilly, III

SCHEDULE I
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	Erie Insurance Group
	December 31, 2012
(in millions)	Amortized cost	Estimated fair value	Amount at which shown in the balance sheet
Indemnity
Available-for-sale securities:
States & political subdivisions	$172	$185	$185
Corporate debt securities	259	261	261
Commercial mortgage-backed securities (CMBS)	3	3	3
Collateralized debt obligations (CDO)	3	3	3
Total fixed maturities – Indemnity	437	452	452
Nonredeemable preferred stock	28	29	29
Common stock	26	26	26
Total available-for-sale securities	491	507	507
Limited partnerships	151	180	180
Real estate mortgage loans	1	1	1
Total Investments – Indemnity	$643	$688	$688

Exchange
Available-for-sale securities:
U.S. government & agencies	$190	$191	$191
States & political subdivisions	1,218	1,321	1,321
Foreign government securities	15	16	16
Corporate debt securities	5,211	5,777	5,777
Residential mortgage-backed securities (RMBS)	226	231	231
Commercial mortgage-backed securities (CMBS)	62	67	67
Collateralized debt obligations (CDO)	43	49	49
Other debt securities	51	55	55
Total fixed maturities – Exchange	7,016	7,707	7,707
Nonredeemable preferred stock	555	631	631
Common stock	316	314	314
Total available-for-sale securities	7,887	8,652	8,652
Trading securities	1,910	2,417	2,417
Limited partnerships	913	1,037	1,037
Life policy loans	16	16	16
Real estate mortgage loans	4	4	4
Total Investments – Exchange	$10,730	$12,126	$12,126
Total Investments – Erie Insurance Group	$11,373	$12,814	$12,814

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

	Erie Insurance Group
(in millions)	Deferred policy acquisition costs	Reserves for losses, loss expenses, life policy deposit contracts	Unearned premiums	Premiums earned	Net investment income*	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses*	Net premiums written (excluding life)
December 31, 2012
Property and casualty insurance operations	$364	$3,598	$2,365	$4,422	$327	$3,379	$705	$397	$4,603
Life insurance operations	140	1,708	—	71	95	101	10	21	—
Management operations	—	—	—	—	16	—	—	—	—
Total	$504	$5,306	$2,365	$4,493	$438	$3,480	$715	$418	$4,603

December 31, 2011
Property and casualty insurance operations	$343	$3,499	$2,178	$4,149	$324	$3,344	$668	$327	$4,255
Life insurance operations	144	1,671	—	65	93	100	12	15	—
Management operations	—	—	—	—	16	—	—	—	—
Total	$487	$5,170	$2,178	$4,214	$433	$3,444	$680	$342	$4,255

December 31, 2010
Property and casualty insurance operations	$327	$3,584	$2,082	$3,925	$325	$2,810	$635	$303	$4,019
Life insurance operations	140	1,603	—	62	96	90	16	15	—
Management operations	—	—	—	—	12	—	—	—	—
Total	$467	$5,187	$2,082	$3,987	$433	$2,900	$651	$318	$4,019

* Net investment income and other operating expenses are charged directly to the respective entities, therefore an allocation basis is not required.

SCHEDULE IV
REINSURANCE

	Erie Insurance Group
	Gross amount (direct)	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
(in millions)
December 31, 2012
Life insurance in force	$43,810	$21,897	$—	$21,913	0.0%
Premiums for the year:
Life insurance	$113	$42	$—	$71	0.0%
Property and liability insurance	4,449	48	21	4,422	0.5%
Total premiums	$4,562	$90	$21	$4,493	0.5%

December 31, 2011
Life insurance in force	$42,086	$22,753	$—	$19,333	0.0%
Premiums for the year:
Life insurance	$108	$43	$—	$65	0.0%
Property and liability insurance	4,164	36	21	4,149	0.5%
Total premiums	$4,272	$79	$21	$4,214	0.5%

December 31, 2010
Life insurance in force	$40,431	$22,303	$—	$18,128	0.0%
Premiums for the year:
Life insurance	$104	$42	$—	$62	0.0%
Property and liability insurance	3,939	34	20	3,925	0.5%
Total premiums	$4,043	$76	$20	$3,987	0.5%

SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Erie Insurance Group
(in millions)	Deferred policy acquisition costs	Reserve for unpaid losses and loss expenses	Discount, if any, deducted from reserves*	Unearned premiums	Earned premiums	Net investment income	Losses and loss expenses incurred related to:		Amortization of deferred policy acquisition costs	Net losses and loss expenses paid	Net premiums written
							(1) Current year	(2) Prior years
December 31, 2012
Consolidated P&C Entities	$364	$3,598	$85	$2,365	$4,422	$327	$3,494	($115)	$705	$3,283	$4,603
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$364	$3,598	$85	$2,365	$4,422	$327	$3,494	($115)	$705	$3,283	$4,603

December 31, 2011
Consolidated P&C Entities	$343	$3,499	$84	$2,178	$4,149	$324	$3,616	($272)	$668	$3,392	$4,255
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$343	$3,499	$84	$2,178	$4,149	$324	$3,616	($272)	$668	$3,392	$4,255

December 31, 2010
Consolidated P&C Entities	$327	$3,584	$127	$2,082	$3,925	$325	$3,053	($244)	$635	$2,811	$4,019
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$327	$3,584	$127	$2,082	$3,925	$325	$3,053	($244)	$635	$2,811	$4,019

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

10.139	First Amended and Restated Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Insurance Exchange, dated October 28, 2011.

10.140
First Amended and Restated Pledge Agreement made by Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange in favor of PNC Bank, National Association, as administrative agent, for itself and certain other Lenders, dated October 28, 2011.

10.141
First Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2009) dated March 27, 2012. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on May 3, 2012.

10.142
Indemnification Agreement by and between Erie Indemnity Company and Robert C. Ingram, III dated August 13, 2012. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on November 1, 2012.

Exhibit
Number	Description of Exhibit

10.143
Indemnification Agreement by and between Erie Indemnity Company and Richard F. Burt, Jr. dated August 22, 2012. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on November 1, 2012.

14
Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K annual report for the year ended December 31, 2003 that was filed with the Commission on March 8, 2004.

14.1	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on April 25, 2012.

14.2	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on April 25, 2012.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.