Form 10-Q
period 2013-03-31
ERIE INDEMNITY CO
filed 2013-04-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,697,008 at April 19, 2013.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at April 19, 2013.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended
	March 31,
	2013	2012
Revenues
Premiums earned	$1,175	$1,087
Net investment income	103	108
Net realized investment gains	249	296
Net impairment losses recognized in earnings	0	0
Equity in earnings of limited partnerships	36	21
Other income	8	8
Total revenues	1,571	1,520
Benefits and expenses
Insurance losses and loss expenses	842	716
Policy acquisition and underwriting expenses	293	270
Total benefits and expenses	1,135	986
Income from operations before income taxes and noncontrolling interest	436	534
Provision for income taxes	146	180
Net income	$290	$354

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	253	318

Net income attributable to Indemnity	$37	$36

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$0.78	$0.76
Class A common stock – diluted	$0.69	$0.67
Class B common stock – basic and diluted	$117	$114

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,774,968	47,749,799
Class B common stock	2,542	2,545

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,960,165	53,930,044
Class B common stock	2,542	2,545

Dividends declared per share
Class A common stock	$0.5925	$0.5525
Class B common stock	$88.8750	$82.8750

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Income (Loss)," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 15. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	March 31,
	2013	2012
Net income	$290	$354

Other comprehensive (loss) income
Change in unrealized holding (losses) gains on available-for-sale securities, net of tax (benefit) of $(6) and tax expense of $41, respectively	(12)	77
Reclassification adjustment for gross gains included in net income, net of tax expense of $5 and $2, respectively	(10)	(5)
Other comprehensive (loss) income	(22)	72

Comprehensive income	$268	$426
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	232	388
Total comprehensive income – Indemnity	$36	$38

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $406 and $437, respectively)	$421	$452
Equity securities (cost of $47 and $54, respectively)	49	55
Limited partnerships (cost of $142 and $151, respectively)	167	180
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $7,242 and $7,016, respectively)	7,891	7,707
Equity securities (cost of $857 and $871, respectively)	943	945
Trading securities, at fair value (cost of $2,011 and $1,910, respectively)	2,662	2,417
Limited partnerships (cost of $880 and $913, respectively)	1,004	1,037
Other invested assets	20	20
Total investments	13,158	12,814

Cash and cash equivalents (Exchange portion of $347 and $388, respectively)	388	400
Premiums receivable from policyholders – Exchange	1,113	1,062
Reinsurance recoverable – Exchange	169	168
Deferred income taxes – Indemnity	39	37
Deferred acquisition costs – Exchange	510	504
Other assets (Exchange portion of $299 and $339, respectively)	414	456
Total assets	$15,791	$15,441

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$506	$515
Exchange liabilities
Losses and loss expense reserves	3,628	3,598
Life policy and deposit contract reserves	1,726	1,708
Unearned premiums	2,399	2,365
Deferred income taxes	410	365
Other liabilities	105	99
Total liabilities	8,774	8,650

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,703,118 and 46,892,681 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(134)	(133)
Retained earnings	1,861	1,852
Total contributed capital and retained earnings	1,745	1,737
Treasury stock, at cost, 21,596,082 and 21,406,519 shares, respectively	(1,109)	(1,095)
Total Indemnity shareholders’ equity	636	642

Noncontrolling interest in consolidated entity – Exchange	6,381	6,149
Total equity	7,017	6,791
Total liabilities, shareholders’ equity and noncontrolling interest	$15,791	$15,441

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities
Premiums collected	$1,159	$1,081
Net investment income received	106	110
Limited partnership distributions	46	25
Service agreement fee received	7	7
Commissions and bonuses paid to agents	(197)	(180)
Losses paid	(666)	(619)
Loss expenses paid	(119)	(119)
Other underwriting and acquisition costs paid	(206)	(181)
Income taxes paid	(3)	(52)
Net cash provided by operating activities	127	72

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(551)	(418)
Preferred stock	(9)	(37)
Common stock	(464)	(258)
Limited partnerships	(23)	(23)
Sales/maturities of investments:
Fixed maturity sales	122	163
Fixed maturity calls/maturities	265	217
Preferred stock	26	13
Common stock	453	247
Sale of and returns on limited partnerships	53	81
Net purchase of property and equipment	(6)	(7)
Net collections on agent loans	1	0
Net cash used in investing activities	(133)	(22)

Cash flows from financing activities
Annuity deposits and interest	24	25
Annuity surrenders and withdrawals	(18)	(18)
Universal life deposits and interest	5	5
Universal life surrenders	(2)	(3)
Purchase of treasury stock	(15)	(18)
Dividends paid to shareholders	0	(27)
Net cash used in financing activities	(6)	(36)

Net (decrease) increase in cash and cash equivalents	(12)	14
Cash and cash equivalents at beginning of period	400	185
Cash and cash equivalents at end of period	$388	$199

See accompanying notes to Consolidated Financial Statements. See Note 15. “Indemnity Supplemental Information,” for supplemental cash flow information.

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

Erie Family Life Insurance Company (“EFL”), a wholly owned subsidiary of the Exchange, operates as a life insurer that underwrites and sells individual and group life insurance policies and fixed annuities.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 26, 2013.

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

Adopted accounting pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the line items affected by the reclassification. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other related disclosures for additional information. ASU 2013-02 is effective prospectively for interim and annual periods beginning after December 15, 2012.  We have elected to present amounts reclassified out of accumulated other comprehensive income by component and the respective line items of net income in the notes to our consolidated financial statements. See Note 12. "Indemnity's Accumulated Other Comprehensive Loss".

Pending accounting pronouncements
In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in this ASU provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. ASU 2013-04 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted.  We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

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

In the first quarter of 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  See Note 11. “Indemnity Capital Stock”.

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended March 31,
	2013			2012
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$36	46,774,968	$0.78	$36	47,749,799	$0.76
Dilutive effect of stock-based awards	0	84,397	—	0	72,245	—
Assumed conversion of Class B shares	1	6,100,800	—	0	6,108,000	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$37	52,960,165	$0.69	$36	53,930,044	$0.67
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,542	$117	$0	2,545	$114

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

Consolidation of the Exchange’s financial results is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance.  The Exchange’s anticipated economic performance is the product of its underwriting results combined with its investment results.  The fees paid to Indemnity under the subscriber’s agreement impact the anticipated economic performance attributable to the Exchange’s results.  Indemnity earns a management fee from the Exchange for the services it provides as attorney-in-fact.  Indemnity’s management fee revenues are based on all premiums written or assumed by the Exchange.  Indemnity’s Board of Directors determines the management fee rate to be paid by the Exchange to Indemnity.  This rate cannot exceed 25% of the direct and assumed written premiums of the Exchange, as defined by the subscriber’s agreement signed by each policyholder.  Management fee revenues and management fee expenses are eliminated upon consolidation.

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

Indemnity has not provided financial or other support to the Exchange for any the reporting periods presented.  At March 31, 2013, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

Note 5. Segment Information

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.  Accounting policies for segments are the same as those described in the summary of significant accounting policies.  See Item 8. “Financial Statements and Supplementary Data, Note 2. Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 26, 2013.  Assets are not allocated to the segments, but rather, are reviewed in total for purposes of decision-making.  No single customer or agent provides 10% or more of revenues.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the first quarters of 2013 and 2012, investment activities on life insurance related assets generated revenues of $26 million and $24 million, respectively, resulting in EFL reporting income before income taxes of $11 million and $9 million, respectively, before intercompany eliminations.

Investment operations
The investment operations segment performance is evaluated based upon appreciation of assets, rate of return and overall return.  Investment related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended March 31, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,156	$19		$0	$1,175
Net investment income				$106	(3)	103
Net realized investment gains				249		249
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				36		36
Management fee revenue	$296				(296)	—
Service agreement and other revenue	7		1			8
Total revenues	303	1,156	20	391	(299)	1,571
Cost of management operations	254				(254)	—
Insurance losses and loss expenses		817	26		(1)	842
Policy acquisition and underwriting expenses		328	9		(44)	293
Total benefits and expenses	254	1,145	35	—	(299)	1,135
Income (loss) before income taxes	49	11	(15)	391	—	436
Provision for income taxes	17	4	(5)	130	—	146
Net income (loss)	$32	$7	$(10)	$261	—	$290

	Erie Insurance Group
(in millions)	Three months ended March 31, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,069	$18		$0	$1,087
Net investment income				$111	(3)	108
Net realized investment gains				296		296
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				21		21
Management fee revenue	$269				(269)	—
Service agreement and other revenue	7		1			8
Total revenues	276	1,069	19	428	(272)	1,520
Cost of management operations	230				(230)	—
Insurance losses and loss expenses		692	25		(1)	716
Policy acquisition and underwriting expense		302	9		(41)	270
Total benefits and expenses	230	994	34	—	(272)	986
Income (loss) before income taxes	46	75	(15)	428	—	534
Provision for income taxes	16	26	(5)	143	—	180
Net income (loss)	$30	$49	$(10)	$285	$—	$354

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at March 31, 2013:

	Erie Insurance Group
	March 31, 2013
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$176	$0	$176	$0
Corporate debt securities	243	0	242	1
Collateralized debt obligations	2	0	0	2
Total fixed maturities	421	0	418	3
Nonredeemable preferred stock	23	2	21	0
Common stock	26	26	0	0
Total available-for-sale securities	470	28	439	3
Other investments (1)	20	0	0	20
Total – Indemnity	$490	$28	$439	$23
Exchange
Available-for-sale securities:
U.S. government & agencies	$185	$0	$185	$0
States & political subdivisions	1,299	0	1,299	0
Foreign government securities	29	0	29	0
Corporate debt securities	5,974	0	5,916	58
Residential mortgage-backed securities	234	0	234	0
Commercial mortgage-backed securities	56	0	51	5
Collateralized debt obligations	46	0	32	14
Other debt securities	68	0	68	0
Total fixed maturities	7,891	0	7,814	77
Nonredeemable preferred stock	631	236	383	12
Common stock	312	312	0	0
Total available-for-sale securities	8,834	548	8,197	89
Trading securities:
Common stock	2,662	2,655	0	7
Total trading securities	2,662	2,655	0	7
Other investments (1)	112	0	0	112
Total – Exchange	$11,608	$3,203	$8,197	$208
Total – Erie Insurance Group	$12,098	$3,231	$8,636	$231

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of March 31, 2013. During the quarter ended March 31, 2013, Indemnity made no contributions and received no distributions, and the Exchange made no contributions and received distributions totaling $0.8 million for these investments. As of March 31, 2013, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	3	0	0	0	(1)	0	2
Total fixed maturities	4	0	0	0	(1)	0	3
Total available-for-sale securities	4	0	0	0	(1)	0	3
Other investments	19	1	0	0	0	0	20
Total Level 3 assets – Indemnity	$23	$1	$0	$0	$(1)	$0	$23
Exchange
Available-for-sale securities:
Corporate debt securities	$43	$0	$1	$0	$(1)	$15	$58
Commercial mortgage-backed securities	0	0	0	0	0	5	5
Collateralized debt obligations	16	1	1	0	(5)	1	14
Total fixed maturities	59	1	2	0	(6)	21	77
Nonredeemable preferred stock	0	0	3	4	0	5	12
Total available-for-sale securities	59	1	5	4	(6)	26	89
Trading securities:
Common stock	15	(3)	0	0	(5)	0	7
Total trading securities	15	(3)	0	0	(5)	0	7
Other investments	109	4	0	0	(1)	0	112
Total Level 3 assets – Exchange	$183	$2	$5	$4	$(12)	$26	$208
Total Level 3 assets – Erie Insurance Group	$206	$3	$5	$4	$(13)	$26	$231

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $2 million of losses included in net realized investment gains (losses) and $5 million of earnings included in equity in earnings of limited partnerships for the three months ended March 31, 2013 on Level 3 securities.

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

For Indemnity, there were no Level 1 to Level 2 transfers for the three months ended March 31, 2013. Level 2 to Level 1 transfers totaled $1 million, due to trading activity levels related to one preferred stock holding, and there were no transfers between Levels 2 and 3.

For the Exchange, Level 1 to Level 2 transfers totaled $6 million and Level 2 to Level 1 transfers totaled $51 million due to trading activity levels related to one preferred stock holding and five preferred stock holdings, respectively, for the three months ended March 31, 2013. Level 2 to Level 3 transfers totaled $39 million related to seven fixed maturity holdings and one preferred stock holding. Level 3 to Level 2 transfers totaled $13 million for one fixed maturity holding. These transfers in and out of Level 3 were primarily the result of using non-binding and binding broker quotes, respectively, to determine the fair value at March 31, 2013.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	March 31, 2013
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities	$1	1	Market approach	Non-binding broker quote	114.84
Collateralized debt obligations	2	2	Income approach	Projected maturity date	Sep 2014
				Repayment at maturity	42 - 100%	81.7%
				Discount rate	7.5 - 15.0%	9.9%
				Projected LIBOR rate	0.29%
Total Level 3 assets – Indemnity	$3	3

Exchange
Corporate debt securities	58	11	Market approach	Non-binding broker quote	101.5 - 115.50	108.62
				Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Comparable security yield	6.00%
Commercial mortgage-backed securities	5	1	Market approach	Non-binding broker quote	102.63
Collateralized debt obligations	11	4	Income approach	Projected maturity date	Sep 2014 - Oct 2035
				Repayment at maturity	42 - 100%	88.1%
				Discount rate	7.0 - 15.0%	8.9%
				Projected LIBOR rate	0.29%

	3	3	Market approach	Non-binding broker quote	15 - 64	51.6
Nonredeemable preferred stock	12	2	Market approach	Non-binding broker quote	104.00
				Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
Common stock	7	3	Market approach	Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Discount for lack of marketability	5 - 30%	30%
Total Level 3 assets – Exchange	$96	24
Total Level 3 assets – Erie Insurance Group	$99	27

Securities valued using unobservable inputs shown above totaled $99 million at March 31, 2013.  Other investments representing certain limited partnerships recorded at fair value of $132 million are also included in Level 3 within our consolidated fair value measurements. These values are based upon net asset value (NAV) information provided by the general partner.  In total, Level 3 assets represent less than 1.9% of the assets measured at fair value on a recurring basis for the Erie Insurance Group.

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

Corporate debt securities, Commercial mortgage-backed securities and Nonredeemable preferred stock – When a non-binding broker quote was the only input available, it was considered unobservable.

Corporate debt securities – The unobservable input used in the fair value measurement of certain corporate debt securities is the likelihood of repayment by the underlying entity when there is no market for trading these securities.  When available, we obtain non-binding broker quotes to value such securities.

Common stock investments, Nonredeemable preferred stock and Corporate debt securities – The unobservable inputs used in the fair value measurement of direct private equity common stock investments, certain corporate debt securities and certain nonredeemable preferred securities are comparable private transaction earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, the average EBITDA multiple for comparable publicly traded companies and the amount of discount applied to the price due to the illiquidity of the securities being valued.  Significant changes in any of those inputs in isolation could result in a significantly higher or lower fair value measurement.

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at December 31, 2012:

	Erie Insurance Group
	December 31, 2012
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$185	$0	$185	$0
Corporate debt securities	261	0	260	1
Commercial mortgage-backed securities	3	0	3	0
Collateralized debt obligations	3	0	0	3
Total fixed maturities	452	0	448	4
Nonredeemable preferred stock	29	4	25	0
Common stock	26	26	0	0
Total available-for-sale securities	507	30	473	4
Other investments (1)	19	0	0	19
Total – Indemnity	$526	$30	$473	$23
Exchange
Available-for-sale securities:
U.S. government & agencies	$191	$0	$191	$0
States & political subdivisions	1,321	0	1,321	0
Foreign government securities	16	0	16	0
Corporate debt securities	5,777	0	5,734	43
Residential mortgage-backed securities	231	0	231	0
Commercial mortgage-backed securities	67	0	67	0
Collateralized debt obligations	49	0	33	16
Other debt securities	55	0	55	0
Total fixed maturities	7,707	0	7,648	59
Nonredeemable preferred stock	631	199	432	0
Common stock	314	314	0	0
Total available-for-sale securities	8,652	513	8,080	59
Trading securities:
Common stock	2,417	2,402	0	15
Total trading securities	2,417	2,402	0	15
Other investments (1)	109	0	0	109
Total – Exchange	$11,178	$2,915	$8,080	$183
Total – Erie Insurance Group	$11,704	$2,945	$8,553	$206

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$1	$1
Collateralized debt obligations	4	0	0	0	0	0	4
Total fixed maturities	4	0	0	0	0	1	5
Total available-for-sale securities	4	0	0	0	0	1	5
Other investments (3)	17	0	0	0	0	0	17
Total Level 3 assets – Indemnity	$21	$0	$0	$0	$0	$1	$22
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$0	$1	$0	$0	$0	$5
Corporate debt securities	12	0	0	0	0	14	26
Collateralized debt obligations	29	0	0	0	(4)	2	27
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	0	1	0	(4)	16	63
Nonredeemable preferred stock	5	0	1	0	0	0	6
Total available-for-sale securities	55	0	2	0	(4)	16	69
Trading securities:
Common stock	12	2	0	0	0	0	14
Total trading securities	12	2	0	0	0	0	14
Other investments (3)	102	1	0	1	(1)	0	103
Total Level 3 assets – Exchange	$169	$3	$2	$1	$(5)	$16	$186
Total Level 3 assets – Erie Insurance Group	$190	$3	$2	$1	$(5)	$17	$208

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $2 million of earnings included in net realized investment gains (losses) and $1 million of earnings included in equity in earnings of limited partnerships for the three months ended March 31, 2012 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

(3)
The other investments reported as Level 3 assets represent four real estate funds which were previously presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets during the first quarter of 2012.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For Indemnity, there were no transfers between Levels 1 and 2 for the three months ended March 31, 2012. Level 2 to Level 3 transfers totaled $1 million related to one fixed maturity holding, primarily as the result of using non-binding broker quotes to determine the fair value at March 31, 2012, and there were no Level 3 to Level 2 transfers.

For the Exchange, there were no transfers between Levels 1 and 2 for the three months ended March 31, 2012. Level 2 to Level 3 transfers totaled $16 million related to five fixed maturity holdings, primarily as the result of using non-binding broker quotes to determine the fair value at March 31, 2012, and there were no Level 3 to Level 2 transfers.

The following table sets forth our consolidated fair value measurements on a recurring basis by pricing source at March 31, 2013:

	Erie Insurance Group
(in millions)	March 31, 2013
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$404	$0	$404	$0
Priced via market comparables/non-binding broker quotes (1)	15	0	14	1
Priced via unobservable inputs	2	0	0	2
Total fixed maturities	421	0	418	3
Nonredeemable preferred stock:
Priced via pricing services	21	2	19	0
Priced via market comparables/non-binding broker quotes (1)	2	0	2	0
Priced via unobservable inputs	0	0	0	0
Total nonredeemable preferred stock	23	2	21	0
Common stock:
Priced via pricing services	26	26	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced via unobservable inputs	0	0	0	0
Total common stock	26	26	0	0
Other investments:
Priced via unobservable inputs (2)	20	0	0	20
Total other investments	20	0	0	20
Total – Indemnity	$490	$28	$439	$23
Exchange
Fixed maturities:
Priced via pricing services	$7,724	$0	$7,724	$0
Priced via market comparables/non-binding broker quotes (1)	147	0	90	57
Priced via unobservable inputs	20	0	0	20
Total fixed maturities	7,891	0	7,814	77
Nonredeemable preferred stock:
Priced via pricing services	604	236	368	0
Priced via market comparables/non-binding broker quotes (1)	20	0	15	5
Priced via unobservable inputs	7	0	0	7
Total nonredeemable preferred stock	631	236	383	12
Common stock:
Priced via pricing services	2,967	2,967	0	0
Priced via market comparables/non-binding broker quotes (1)	0	0	0	0
Priced via unobservable inputs	7	0	0	7
Total common stock	2,974	2,967	0	7
Other investments:
Priced via unobservable inputs (2)	112	0	0	112
Total other investments	112	0	0	112
Total – Exchange	$11,608	$3,203	$8,197	$208
Total – Erie Insurance Group	$12,098	$3,231	$8,636	$231

(1)	All broker quotes obtained for securities were non-binding. When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2013.

Note 7.  Investments

The following table summarizes the cost and fair value of our available-for-sale securities at March 31, 2013:

	Erie Insurance Group
	March 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$164	$12	$0	$176
Corporate debt securities	240	3	0	243
Collateralized debt obligations	2	0	0	2
Total fixed maturities	406	15	0	421
Nonredeemable preferred stock	21	2	0	23
Common stock	26	0	0	26
Total available-for-sale securities – Indemnity	$453	$17	$0	$470
Exchange
Available-for-sale securities:
U.S. government & agencies	$185	$1	$1	$185
States & political subdivisions	1,204	96	1	1,299
Foreign government securities	28	1	0	29
Corporate debt securities	5,442	538	6	5,974
Residential mortgage-backed securities	229	6	1	234
Commercial mortgage-backed securities	52	4	0	56
Collateralized debt obligations	39	7	0	46
Other debt securities	63	5	0	68
Total fixed maturities	7,242	658	9	7,891
Nonredeemable preferred stock	541	91	1	631
Common stock	316	0	4	312
Total available-for-sale securities – Exchange	$8,099	$749	$14	$8,834
Total available-for-sale securities – Erie Insurance Group	$8,552	$766	$14	$9,304

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2012:

	Erie Insurance Group
	December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$172	$13	$0	$185
Corporate debt securities	259	2	0	261
Commercial mortgage-backed securities	3	0	0	3
Collateralized debt obligations	3	0	0	3
Total fixed maturities	437	15	0	452
Nonredeemable preferred stock	28	2	1	29
Common stock	26	0	0	26
Total available-for-sale securities – Indemnity	$491	$17	$1	$507
Exchange
Available-for-sale securities:
U.S. government & agencies	$190	$2	$1	$191
States & political subdivisions	1,218	103	0	1,321
Foreign government securities	15	1	0	16
Corporate debt securities	5,211	569	3	5,777
Residential mortgage-backed securities	226	6	1	231
Commercial mortgage-backed securities	62	5	0	67
Collateralized debt obligations	43	6	0	49
Other debt securities	51	4	0	55
Total fixed maturities	7,016	696	5	7,707
Nonredeemable preferred stock	555	77	1	631
Common stock	316	0	2	314
Total available-for-sale securities – Exchange	$7,887	$773	$8	$8,652
Total available-for-sale securities – Erie Insurance Group	$8,378	$790	$9	$9,159

The amortized cost and estimated fair value of fixed maturities at March 31, 2013 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	March 31, 2013
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$144	$145
Due after one year through five years	170	175
Due after five years through ten years	34	36
Due after ten years	58	65
Total fixed maturities – Indemnity	$406	$421
Exchange
Due in one year or less	538	548
Due after one year through five years	2,570	2,762
Due after five years through ten years	2,753	3,068
Due after ten years	1,381	1,513
Total fixed maturities – Exchange	$7,242	$7,891
Total fixed maturities – Erie Insurance Group	$7,648	$8,312

Available-for-sale securities in a gross unrealized loss position at March 31, 2013 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	March 31, 2013
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
Corporate debt securities	$55	$0	$0	$0	$55	$0	11
Total fixed maturities	55	0	0	0	55	0	11
Nonredeemable preferred stock	3	0	3	0	6	0	2
Common stock	$26	$0	$0	$0	$26	$0	2
Total available-for-sale securities – Indemnity	$84	$0	$3	$0	$87	$0	15
Quality breakdown of fixed maturities:
Investment grade	$45	$0	$0	$0	$45	$0	9
Non-investment grade	10	0	0	0	10	0	2
Total fixed maturities – Indemnity	$55	$0	$0	$0	$55	$0	11
Exchange
Available-for-sale securities:
U.S. government & agencies	$84	$1	$0	$0	$84	$1	7
States & political subdivisions	72	1	0	0	72	1	24
Foreign government securities	13	0	0	0	13	0	2
Corporate debt securities	344	6	1	0	345	6	58
Residential mortgage-backed securities	71	1	0	0	71	1	12
Commercial mortgage-backed securities	5	0	0	0	5	0	1
Collateralized debt obligations	0	0	21	0	21	0	1
Other debt securities	11	0	0	0	11	0	2
Total fixed maturities	600	9	22	0	622	9	107
Nonredeemable preferred stock	8	0	21	1	29	1	5
Common stock	$312	$4	$0	$0	$312	$4	3
Total available-for-sale securities – Exchange	$920	$13	$43	$1	$963	$14	115
Quality breakdown of fixed maturities:
Investment grade	$597	$9	$22	$0	$619	$9	105
Non-investment grade	3	0	0	0	3	0	2
Total fixed maturities – Exchange	$600	$9	$22	$0	$622	$9	107

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

	Erie Insurance Group
	December 31, 2012
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
Corporate debt securities	$59	$0	$0	$0	$59	$0	12
Commercial mortgage-backed securities	0	0	3	0	3	0	1
Total fixed maturities	59	0	3	0	62	0	13
Nonredeemable preferred stock	7	0	3	1	10	1	4
Common stock	26	0	0	0	26	0	2
Total available-for-sale securities – Indemnity	$92	$0	$6	$1	$98	$1	19
Quality breakdown of fixed maturities:
Investment grade	$55	$0	$3	$0	$58	$0	12
Non-investment grade	4	0	0	0	4	0	1
Total fixed maturities – Indemnity	$59	$0	$3	$0	$62	$0	13
Exchange
Available-for-sale securities:
U.S. government & agencies	$80	$1	$0	$0	$80	$1	7
States & political subdivisions	23	0	0	0	23	0	11
Corporate debt securities	152	3	9	0	161	3	31
Residential mortgage-backed securities	56	1	0	0	56	1	9
Collateralized debt obligations	0	0	21	0	21	0	1
Other debt securities	5	0	0	0	5	0	2
Total fixed maturities	316	5	30	0	346	5	61
Nonredeemable preferred stock	64	0	18	1	82	1	13
Common stock	314	2	0	0	314	2	3
Total available-for-sale securities – Exchange	$694	$7	$48	$1	$742	$8	77
Quality breakdown of fixed maturities:
Investment grade	$296	$4	$24	$0	$320	$4	53
Non-investment grade	20	1	6	0	26	1	8
Total fixed maturities – Exchange	$316	$5	$30	$0	$346	$5	61

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

Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2013	2012
Indemnity
Fixed maturities	$3	$3
Equity securities	1	1
Cash equivalents and other	0	0
Total investment income	4	4
Less: investment expenses	0	0
Investment income, net of expenses – Indemnity	$4	$4
Exchange
Fixed maturities	$83	$90
Equity securities	24	22
Cash equivalents and other	0	1
Total investment income	107	113
Less: investment expenses	8	9
Investment income, net of expenses – Exchange	$99	$104
Investment income, net of expenses – Erie Insurance Group	$103	$108

Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2013	2012
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$0
Gross realized losses	0	0
Net realized gains	0	0
Equity securities:
Gross realized gains	0	0
Gross realized losses	0	0
Net realized gains	0	0
Trading securities:
Common stock:
Gross realized gains	0	1
Gross realized losses	0	0
Increases in fair value(1)	0	2
Net realized gains	0	3
Net realized investment gains – Indemnity	$0	$3
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$15	$9
Gross realized losses	(2)	(3)
Net realized gains	13	6
Equity securities:
Gross realized gains	2	1
Gross realized losses	0	0
Net realized gains	2	1
Trading securities:
Common stock:
Gross realized gains	102	41
Gross realized losses	(12)	(12)
Increases in fair value(1)	144	257
Net realized gains	234	286
Net realized investment gains – Exchange	$249	$293
Net realized investment gains – Erie Insurance Group	$249	$296

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

There were no impairment losses for Indemnity in the first quarter of 2013 and 2012. The Exchange recorded impairment losses of $0.4 million in the first quarter of 2013, compared to $0.1 million for the first quarter of 2012.

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through March 31, 2013 are comprised of partnership financial results for the fourth quarter of 2012.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2013.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the three months ended March 31, 2013 and for the year ended December 31, 2012.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2013 include partnership financial results for the fourth quarter of 2012.

	Erie Insurance Group
	As of and for the three months ended March 31, 2013
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$55	$(4)	$3
Greater than or equal to 10% but less than 50%	3	13	0	0
Greater than 50%	0	0	0	0
Total private equity	29	68	(4)	3
Mezzanine debt:
Less than 10%	11	16	0	0
Greater than or equal to 10% but less than 50%	3	8	(1)	2
Greater than 50%	1	0	0	0
Total mezzanine debt	15	24	(1)	2
Real estate:
Less than 10%	12	52	0	0
Greater than or equal to 10% but less than 50%	3	14	0	1
Greater than 50%	3	9	2	0
Total real estate	18	75	2	1
Total limited partnerships – Indemnity	62	$167	$(3)	$6
Exchange
Private equity:
Less than 10%	43	$418	$(18)	$27
Greater than or equal to 10% but less than 50%	3	58	1	0
Greater than 50%	0	0	0	0
Total private equity	46	476	(17)	27
Mezzanine debt:
Less than 10%	18	124	0	4
Greater than or equal to 10% but less than 50%	4	24	(3)	5
Greater than 50%	3	37	1	0
Total mezzanine debt	25	185	(2)	9
Real estate:
Less than 10%	21	234	(6)	12
Greater than or equal to 10% but less than 50%	6	78	1	4
Greater than 50%	3	31	5	0
Total real estate	30	343	0	16
Total limited partnerships – Exchange	101	$1,004	$(19)	$52
Total limited partnerships – Erie Insurance Group		$1,171	$(22)	$58

Per the limited partnership financial statements, total partnership assets were $51 billion and total partnership liabilities were $5 billion at March 31, 2013 (as recorded in the December 31, 2012 limited partnership financial statements).  For the three month period comparable to that presented in the preceding table (fourth quarter of 2012), total partnership valuation adjustment losses were $1 billion and total partnership net income was $2 billion.

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

See also Note 14. “Commitments and Contingencies,” for investment commitments related to limited partnerships.

Note 8.  Bank Line of Credit

As of March 31, 2013, Indemnity has available a $100 million bank revolving line of credit that expires on November 3, 2016.  There were no borrowings outstanding on the line of credit as of March 31, 2013.  Bonds with a fair value of $110 million were pledged as collateral on the line at March 31, 2013.

As of March 31, 2013, the Exchange has available a $300 million bank revolving line of credit that expires on October 28, 2016.  There were no borrowings outstanding on the line of credit as of March 31, 2013.  Bonds with a fair value of $326 million were pledged as collateral on the line at March 31, 2013.

Securities pledged as collateral on both lines have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of March 31, 2013.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at March 31, 2013.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At March 31, 2013, we recorded a net deferred tax liability of $371 million on our Consolidated Statements of Financial Position.  Of this amount, $39 million is a net deferred tax asset attributable to Indemnity and $410 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at March 31, 2013.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2013	2012
Service cost for benefits earned	$7	$5
Interest cost on benefits obligation	6	6
Expected return on plan assets	(8)	(7)
Prior service cost amortization	0	0
Net actuarial loss amortization	4	3
Pension plan cost	$9	$7

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no share conversions in the first quarter of 2013. In the first quarter of 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $55 million of repurchase authority remaining under this program at March 31, 2013.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the three months ended March 31, 2013:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2012	$13	$(146)	$(133)
Other comprehensive loss before reclassifications, net of tax	(1)	0	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax(1)	0	0	0
Net current period other comprehensive loss, net of tax	(1)	0	(1)
Balance at March 31, 2013	$12	$(146)	$(134)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the three months ended March 31, 2013:

Erie Insurance Group
Three months ended March 31, 2013
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$15
Net impairment losses recognized in earnings	0
Income from operations before income taxes and noncontrolling interest	15
Provision for income taxes	5
Net income	10
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	10
Net income attributable to Indemnity	$0

Amortization of postretirement plan items(2):
Net income attributable to Indemnity	$0

Net income attributable to Indemnity	$0

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2012 and for the three months ended March 31, 2013:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2011	$781	$5,512	$6,293
Net income	160	459	619
Change in other comprehensive (loss) income, net of tax	(28)	178	150
Net purchase of treasury stock	(69)	—	(69)
Dividends declared:
Class A $4.25 per share	(200)	—	(200)
Class B $637.50 per share	(2)	—	(2)
Balance at December 31, 2012	$642	$6,149	$6,791
Net income	37	253	290
Change in other comprehensive loss, net of tax	(1)	(21)	(22)
Net purchase of treasury stock	(14)	—	(14)
Dividends declared:
Class A $0.5925 per share	(28)	—	(28)
Class B $88.875 per share	0	—	0
Balance at March 31, 2013	$636	$6,381	$7,017

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $36 million related to its limited partnership investments at March 31, 2013.  These commitments are split between private equity securities of $13 million, mezzanine debt securities of $10 million, and real estate activities of $13 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $374 million related to its limited partnership investments at March 31, 2013.  These commitments are split between private equity securities of $143 million, mezzanine debt securities of $145 million, and real estate activities of $86 million.  These commitments will be funded as required by the partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At March 31, 2013
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$421	$7,891	$—	$8,312
Equity securities	49	943	—	992
Trading securities, at fair value	0	2,662	—	2,662
Limited partnerships	167	1,004	—	1,171
Other invested assets	1	20	—	21
Total investments	638	12,520	—	13,158
Cash and cash equivalents	41	347	—	388
Premiums receivable from policyholders	—	1,113	—	1,113
Reinsurance recoverable	—	169	—	169
Deferred income tax asset	39	0	—	39
Deferred acquisition costs	—	510	—	510
Other assets	115	299	—	414
Receivables from the Exchange and other affiliates	287	—	(287)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,145	$14,958	$(312)	$15,791
Liabilities
Losses and loss expense reserves	$—	$3,628	$—	$3,628
Life policy and deposit contract reserves	—	1,726	—	1,726
Unearned premiums	—	2,399	—	2,399
Deferred income tax liability	0	410	—	410
Other liabilities	509	414	(312)	611
Total liabilities	509	8,577	(312)	8,774
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	636	—	—	636
Noncontrolling interest in consolidated entity – Exchange	—	6,381	—	6,381
Total equity	636	6,381	—	7,017
Total liabilities, shareholders’ equity and noncontrolling interest	$1,145	$14,958	$(312)	$15,791

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2012
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$452	$7,707	$—	$8,159
Equity securities	55	945	—	1,000
Trading securities, at fair value	0	2,417	—	2,417
Limited partnerships	180	1,037	—	1,217
Other invested assets	1	20	—	21
Total investments	688	12,126	—	12,814
Cash and cash equivalents	12	388	—	400
Premiums receivable from policyholders	—	1,062	—	1,062
Reinsurance recoverable	—	168	—	168
Deferred income tax asset	37	0	—	37
Deferred acquisition costs	—	504	—	504
Other assets	117	339	—	456
Receivables from the Exchange and other affiliates	281	—	(281)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,160	$14,587	$(306)	$15,441
Liabilities
Losses and loss expense reserves	$—	$3,598	$—	$3,598
Life policy and deposit contract reserves	—	1,708	—	1,708
Unearned premiums	—	2,365	—	2,365
Deferred income tax liability	0	365	—	365
Other liabilities	518	402	(306)	614
Total liabilities	518	8,438	(306)	8,650
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	642	—	—	642
Noncontrolling interest in consolidated entity – Exchange	—	6,149	—	6,149
Total equity	642	6,149	—	6,791
Total liabilities, shareholders’ equity and noncontrolling interest	$1,160	$14,587	$(306)	$15,441

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $283 million and $278 million at March 31, 2013 and December 31, 2012, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $4 million and $3 million at March 31, 2013 and December 31, 2012, respectively.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For both of the three month periods ended March 31, 2013 and 2012, Indemnity recognized interest income on the note of $0.4 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended March 31,
	2013	2012
Management operations:
Management fee revenue, net	$296	$269
Service agreement revenue	7	7
Total revenue from management operations	303	276
Cost of management operations	254	230
Income from management operations before taxes	49	46
Investment operations:
Net investment income	4	4
Net realized gains on investments	0	3
Net impairment losses recognized in earnings	0	0
Equity in earnings of limited partnerships	3	1
Income from investment operations before taxes	7	8
Income from operations before income taxes	56	54
Provision for income taxes	19	18
Net income attributable to Indemnity	$37	$36

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Three months ended March 31,
	2013	2012
Management fee received	$288	$266
Service agreement fee received	7	7
Net investment income received	5	7
Limited partnership distributions	7	3
Increase in reimbursements collected from affiliates	2	0
Commissions and bonuses paid to agents	(197)	(180)
Salaries and wages paid	(44)	(34)
Pension contribution and employee benefits paid	(22)	(27)
General operating expenses paid	(45)	(33)
Income taxes paid	(2)	0
Net cash (used in) provided by operating activities	(1)	9
Net cash provided by investing activities	45	53
Net cash used in financing activities	(15)	(45)
Net increase in cash and cash equivalents	29	17
Cash and cash equivalents at beginning of period	12	11
Cash and cash equivalents at end of period	$41	$28

Note 16.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing the Erie Insurance Group (“we,” “us,” “our”).  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2012, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

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

The Indemnity shareholder interest in income comprises:

•	a management fee of up to 25% of all property and casualty insurance premiums written or assumed by the Exchange, less the costs associated with the sales, underwriting and issuance of these policies;

•	net investment income and results on investments that belong to Indemnity; and

•	other income and expenses, including income taxes, that are the responsibility of Indemnity.

The Exchange’s or the noncontrolling interest in income comprises:

•	a 100% interest in the net underwriting results of the property and casualty insurance operations;

•	a 100% interest in the net earnings of EFL's life insurance operations;

•	net investment income and results on investments that belong to the Exchange and its subsidiaries; and

•	other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.

Results of the Erie Insurance Group’s Operations by Interest (Unaudited)
The following table represents a breakdown of the composition of the income attributable to the Indemnity shareholder interest and the income attributable to the noncontrolling interest (Exchange).  For purposes of this discussion, EFL’s investments are included in the life insurance operations.

		Indemnity shareholder interest			Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)		Three months ended March 31,			Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	Percent	2013	2012	Percent	2013	2012	2013	2012	2013	2012
Management operations:
Management fee revenue, net	100%	$296	$269		$—	$—	$(296)	$(269)	$—	$—
Service agreement revenue	100%	7	7		—	—	—	—	7	7
Total revenue from management operations		303	276		—	—	(296)	(269)	7	7
Cost of management operations	100%	254	230		—	—	(254)	(230)	—	—
Income from management operations before taxes		49	46		—	—	(42)	(39)	7	7
Property and casualty insurance operations:
Net premiums earned		—	—	100%	1,156	1,069	—	—	1,156	1,069
Losses and loss expenses		—	—	100%	817	692	(1)	(1)	816	691
Policy acquisition and underwriting expenses		—	—	100%	328	302	(44)	(41)	284	261
Income from property and casualty insurance operations before taxes		—	—		11	75	45	42	56	117
Life insurance operations:(1)
Total revenue		—	—	100%	46	43	0	0	46	43
Total benefits and expenses		—	—	100%	35	34	0	0	35	34
Income from life insurance operations before taxes		—	—		11	9	0	0	11	9
Investment operations:
Net investment income		4	4		79	83	(3)	(3)	80	84
Net realized gains on investments		0	3		246	293	—	—	246	296
Net impairment losses recognized in earnings		0	0		0	0	—	—	0	0
Equity in earnings of limited partnerships		3	1		33	20	—	—	36	21
Income from investment operations before taxes		7	8		358	396	(3)	(3)	362	401
Income from operations before income taxes and noncontrolling interest		56	54		380	480	—	—	436	534
Provision for income taxes		19	18		127	162	—	—	146	180
Net income		$37	$36		$253	$318	$—	$—	$290	$354

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

Net income in the first quarter of 2013 was primarily impacted by increased losses from our property and casualty insurance operations and lower earnings from our investment operations, compared to the first quarter of 2012.  The Exchange’s property and casualty insurance operations experienced an 8.2% increase in earned premium, driven by increases in policies in force and the average premium per policy.  Losses from the Exchange’s property and casualty insurance operations increased as the first quarter of 2012 experienced a lower volume of non-catastrophe weather related claims resulting from mild winter weather, combined with the first quarter of 2013 experiencing slightly adverse development on prior accident year loss reserves, compared to favorable development in the first quarter of 2012. Our investment operations generated lower levels of net realized gains on investments, offset somewhat by increased equity in earnings of limited partnerships, compared to the first quarter of 2012.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended March 31,
	2013	2012
	(Unaudited)
Operating income attributable to Indemnity	$37	$34
Net realized gains and impairments on investments	0	3
Income tax expense	0	(1)
Realized gains and impairments, net of income taxes	0	2
Net income attributable to Indemnity	$37	$36

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.69	$0.64
Net realized gains and impairments on investments	0.00	0.05
Income tax expense	0.00	(0.02)
Realized gains and impairments, net of income taxes	0.00	0.03
Net income attributable to Indemnity	$0.69	$0.67

Summary of Results – Indemnity Shareholder Interest

Three months ended March 31, 2013
Net income attributable to Indemnity per share-diluted was $0.69 per share in the first quarter of 2013, compared to $0.67 per share in the first quarter of 2012.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.69 per share in the first quarter of 2013, compared to $0.64 per share in the first quarter of 2012.

Operating Segments
Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.

Management operations
Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for both 2013 and 2012.  Management fee revenue is eliminated upon consolidation.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with almost 10,400 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  Based upon direct written premium in 2012, 45% of our premiums were derived from personal auto, 26% from homeowners and 29% from commercial lines.  Pennsylvania, Maryland and Virginia made up 62% of the property and casualty lines insurance business 2012 direct written premium.

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

Earnings from our investment operations decreased modestly in the first quarter of 2013, compared to the first quarter of 2012, but results in both periods reflected favorable market conditions.  Net realized gains totaled $249 million in the first quarter of 2013, compared to gains of $296 million in the prior year quarter, primarily reflecting strong performance from our common stock portfolio during both periods.  Net investment income totaled $103 million in the first quarter of 2013, compared to $108 million in the first quarter of 2012.  Equity in earnings of limited partnerships was $36 million in the first quarter of 2013, compared to $21 million in the first quarter of 2012.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, our first quarter 2013 partnership earnings reflect the market conditions experienced in the fourth quarter of 2012 and not in the first quarter of 2013.

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

Management Operations
Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2013	2012	% Change
	(Unaudited)
Management fee revenue, net	$296	$269	10.2%
Service agreement revenue	7	7	(0.9)
Total revenue from management operations	303	276	9.8
Cost of management operations	254	230	10.8
Income from management operations – Indemnity (1)	$49	$46	5.0%
Gross margin	16.1%	16.8%	(0.7)	pts.

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2013	2012	% Change
	(Unaudited)
Property and Casualty Group direct written premium	$1,187	$1,078	10.1%
Management fee rate	25%	25%
Management fee revenue, gross	297	270	10.1
Change in allowance for management fee returned on cancelled policies (1)	(1)	(1)	NM
Management fee revenue, net of allowance	$296	$269	10.2%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 10.1% in the first quarter of 2013, compared to the first quarter of 2012, due to a 4.3% increase in policies in force and a 4.7% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 91.0% at March 31, 2013, compared to 90.9% at December 31, 2012, and 90.7% at March 31, 2012.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2013 and 2012.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue declined 0.9%, totaling $7 million in both the first quarters of 2013 and 2012.  The slight decrease in service agreement revenue resulted from a continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended March 31,
(in millions)	2013	2012	% Change
	(Unaudited)
Commissions	$164	$149	10.2%
Non-commission expense	90	81	12.0
Total cost of management operations	$254	$230	10.8%

Commissions – Commissions increased $15 million in the first quarter of 2013, compared to the same respective period in 2012, primarily as a result of the 10.1% increase in direct written premium of the Property and Casualty Group.

Non-commission expense – Non-commission expense increased $9 million in the first quarter of 2013, compared to the first quarter of 2012.  Sales, policy issuance, advertising, and underwriting costs increased $2 million.  Personnel costs increased $5 million as a result of a $1 million increase in salaries, a $2 million increase in pension and medical costs, and a $2 million increase in the estimate for incentive plan compensation related to growth and underwriting performance.  All other operating costs increased $2 million, which included a $1 million increase related to professional fees.

Gross margin
The gross margin in the first quarter of 2013 was 16.1%, compared to 16.8% in the first quarter of 2012, as a result of expense increases outpacing revenue growth.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended March 31,
(dollars in millions)	2013	2012	% Change
	(Unaudited)
Premiums:
Direct written premium	$1,187	$1,078	10.1%
Reinsurance – assumed and ceded	(13)	(6)	NM
Net written premium	1,174	1,072	9.6
Change in unearned premium	18	3	NM
Net premiums earned	1,156	1,069	8.2
Losses and loss expenses:
Current accident year, excluding catastrophe losses	783	686	14.1
Current accident year catastrophe losses	27	25	9.4
Prior accident years, including prior year catastrophe losses	7	(19)	NM
Losses and loss expenses	817	692	18.1
Policy acquisition and other underwriting expenses	328	302	8.6
Total losses and expenses	1,145	994	15.2
Underwriting income – Exchange(1)	$11	$75	(84.9)%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	67.7%	64.2%	3.5	pts.
Current accident year catastrophe loss ratio	2.3	2.3	0.0
Prior accident year loss ratio, including prior year catastrophe losses	0.6	(1.8)	2.4
Total loss and loss expense ratio	70.6	64.7	5.9
Policy acquisition and other underwriting expense ratio	28.4	28.3	0.1
Combined ratio	99.0%	93.0%	6.0	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 10.1% to $1.2 billion in the first quarter of 2013, from $1.1 billion in the first quarter of 2012, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.3% in the first quarter of 2013 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 2.6% in the first quarter of 2012.  The year-over-year average premium per policy for all lines of business increased 4.7% at March 31, 2013, compared to 3.3% at March 31, 2012.  The combined impact of these increases was seen primarily in our renewal and personal lines new business premiums.

Premiums generated from new business increased 17.3% to $151 million in the first quarter of 2013, compared to an increase of 16.5% to $129 million in the first quarter of 2012.  Underlying the trend in new business premiums was a 14.6% increase in new business policies written in the first quarter of 2013, compared to 8.8% in the first quarter of 2012, while the year-over-year average premium per policy on new business increased 6.8% at March 31, 2013, compared to 5.9% at March 31, 2012.

Premiums generated from renewal business increased 9.1% to $1.0 billion in the first quarter of 2013, compared to an increase of 5.8% to $949 million in the first quarter of 2012.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention trends.  The renewal business year-over-year average premium per policy increased 4.5% at March 31, 2013, compared to 3.0% at March 31, 2012.  The Property and Casualty Group’s year-over-year policy retention ratio was 91.0% at March 31, 2013, 90.9% at December 31, 2012, and 90.7% at March 31, 2012.

Personal lines – Total personal lines premiums written increased 8.5% to $810 million in the first quarter of 2013, from $746 million in the first quarter of 2012, driven by an increase of 4.2% in the total personal lines policies in force and an increase of 3.7% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 20.4% in the first quarter of 2013, compared to 15.6% in the first quarter of 2012, driven by increases in new business policies written and average premium per policy.  Personal lines new business policies written increased 16.9% in the first quarter of 2013, compared to 10.2% in the first quarter of 2012, while the year-over-year average premium per policy on personal lines new business increased 4.8% at March 31, 2013, compared to 4.7% at March 31, 2012.

•
Private passenger auto new business premiums written increased 18.5% in the first quarter of 2013, compared to 13.1% in the first quarter of 2012.  New business policies written for private passenger auto increased 15.6% in the first quarter of 2013, compared to 9.1% in the first quarter of 2012, while the new business year-over-year average premium per policy for private passenger auto increased 3.6% at March 31, 2013, compared to 2.3% at March 31, 2012.

•
Homeowners new business premiums written increased 23.7% in the first quarter of 2013, compared to 20.9% in the first quarter of 2012.  New business policies written for homeowners increased 17.4% in the first quarter of 2013, compared to 11.8% in the first quarter of 2012.  The new business year-over-year average premium per policy for homeowners increased 9.7% at March 31, 2013, compared to 6.7% at March 31, 2012.

Renewal premiums written on personal lines increased 7.1% in the first quarter of 2013, compared to 5.2% in the first quarter of 2012, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 3.7% at March 31, 2013, compared to 2.2% at March 31, 2012.  The personal lines year-over-year policy retention ratio was 91.6% at March 31, 2013 and December 31, 2012, and 91.4% at March 31, 2012.

•
Private passenger auto renewal premiums written increased 4.3% in the first quarter of 2013, compared to 2.7% in the first quarter of 2012.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.2% at March 31, 2013, compared to 0.3% at March 31, 2012.  The private passenger auto year-over-year policy retention ratio was 92.2% at March 31, 2013, 92.1% at December 31, 2012 and 91.7% at March 31, 2012.

•
Homeowners renewal premiums written increased 13.1% in the first quarter of 2013, compared to 11.2% in the first quarter of 2012.  The year-over-year average premium per policy on homeowners renewal business increased 8.9% at March 31, 2013, compared to 7.4% at March 31, 2012.  The homeowners year-over-year policyholder retention ratio was 90.8% at March 31, 2013, and 90.9% at December 31, 2012 and March 31, 2012.

Commercial lines – Total commercial lines premiums written increased 13.6% to $377 million in the first quarter of 2013, from $332 million in the first quarter of 2012, driven by a 4.9% increase in the total commercial lines policies in force and a 7.0% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 12.0% in the first quarter of 2013, compared to 18.3% in the first quarter of 2012, driven by increases in new business policies written and average premium per policy.  The combined impact of these increases was seen primarily in the commercial multi-peril and commercial auto lines of business.  Commercial lines new business policies written increased 5.2% in the first quarter of 2013, compared to 3.3% in the first quarter of 2012, while the year-over-year average premium per policy on commercial lines new business increased 15.6% at March 31, 2013, compared to 7.2% at March 31, 2012.

Renewal premiums for commercial lines increased 13.9% in the first quarter of 2013, compared to an increase of 7.0% in the first quarter of 2012, driven by increases in average premium per policy and steady policy retention trends.  The combined impact of these increases was seen primarily in the commercial multi-peril and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 5.5% at March 31, 2013, compared to 4.4% at March 31, 2012.  The year-over-year policy retention ratio for commercial lines was 86.7% at March 31, 2013, 86.2% at December 31, 2012 and 85.9% at March 31, 2012.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group.  At March 31, 2013, we had nearly 2,200 agencies with almost 10,400 licensed property and casualty representatives.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 67.7% in the first quarter of 2013, compared to 64.2% in the first quarter of 2012.  The lower ratio for the first quarter of 2012 was driven primarily by a lower volume of non-catastrophe weather related claims resulting from mild winter weather compared to the first quarter of 2013.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $27 million in the first quarter of 2013, compared to $25 million in the first quarter of 2012, and contributed 2.3 points to the loss ratios in both periods.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended March 31,
(in millions)	2013	2012
	(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$9	$(20)
Assumed reinsurance business	(1)	3
Ceded reinsurance business	(1)	(2)
Total prior year loss development	$7	$(19)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the first quarter of 2013, the Property and Casualty Group experienced adverse development on direct prior accident year loss reserves of $9 million which contributed 0.8 points to the combined ratio, compared to favorable development of $20 million in the first quarter of 2012 that improved the combined ratio by 1.8 points.

The adverse development in the first quarter of 2013 was primarily impacted by increased reserves related to two massive injury lifetime medical claims in the workers compensation line of business, offset by favorable development in the commercial multi-peril and homeowners lines of business resulting from better than expected severity trends on property claims.  In the first quarter of 2012, the favorable development was primarily driven by better than expected trends on liability claims in the personal auto and homeowners lines of business and better than expected trends on liability and property claims in the commercial multi-peril line of business, offset somewhat by adverse development in the workers compensation line of business resulting from increased severity trends.

Assumed reinsurance – The Property and Casualty Group experienced favorable development on prior accident year loss reserves for its assumed reinsurance business totaling $1 million in the first quarter of 2013, compared to adverse development of $3 million in the first quarter of 2012.  The favorable development in the first three months of 2013 was due to less than anticipated growth in involuntary reinsurance, whereas the adverse development in the first three months of 2012 was due to growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased $1 million the first quarter of 2013, compared to $2 million in the first quarter of 2012.  The increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves.  In the first three months of 2013, the increase in ceded recoveries was primarily due to adverse development in the commercial multi-peril and workers compensation lines of business, whereas the increase in the first three months of 2012 was primarily due to adverse development in our other commercial lines of business.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio remained relatively flat, increasing only 0.1 points to 28.4% in the first quarter of 2013, compared to 28.3% in the first quarter of 2012. The management fee rate was 25% for the periods ending March 31, 2013 and 2012.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended March 31,
(in millions)	2013	2012	% Change
	(Unaudited)
Individual life premiums, net of reinsurance	$18	$17	8.2%
Group life and other premiums	1	1	4.2
Other revenue	1	1	(11.7)
Total net policy revenue	20	19	7.8
Net investment income	23	24	(2.0)
Net realized gains on investments	3	0	NM
Impairment losses recognized in earnings	0	0	NM
Equity in earnings (losses) of limited partnerships	0	0	NM
Total revenues	46	43	7.7
Benefits and other changes in policy reserves	26	25	4.1
Amortization of deferred policy acquisition costs	3	3	(8.7)
Other operating expenses	6	6	(2.1)
Total benefits and expenses	35	34	2.0
Income before taxes – Exchange(1)	$11	$9	30.2%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 4.3% to $29 million in the first quarter 2013, from $28 million in the first quarter of 2012.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $9 million in the first quarter of 2013, compared to $10 million in the first quarter of 2012.

Premiums received on annuity and universal life products totaled $21 million and $20 million in the first quarters of 2013 and 2012, respectively.  Of these amounts, annuity and universal life premiums, which are recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $16 million in both the first quarters of 2013 and 2012.

Investment revenue
EFL’s investment revenue in the first quarter of 2013 was primarily impacted by an increase in net realized gains on investments, as a result of having gains on the disposal of a previously impaired security and increased call activity, offset by a slight decrease in net investment income, compared to the first quarter of 2012.  See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses
Total benefits and expenses increased slightly in the first quarter of 2013, impacted by a slight increase in benefits and other changes in policy reserves compared to the first quarter of 2012.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2013	2012	% Change
Indemnity	(Unaudited)
Net investment income	$4	$4	(9.4)%
Net realized gains on investments	0	3	(98.5)
Net impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	3	1	NM
Net revenue from investment operations – Indemnity	$7	$8	(20.5)%
Exchange
Net investment income	$102	$107	(4.4)%
Net realized gains on investments	249	293	(15.0)
Net impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	33	20	65.8
Net revenue from investment operations – Exchange(1)	$384	$420	(8.6)%
NM = not meaningful

(1)	The Exchange’s investment results for the first quarter of 2013 and 2012 include net investment revenues from EFL’s operations of $26 million and $24 million, respectively.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income was unchanged in the first quarter of 2013, compared to the first quarter of 2012, while the Exchange’s net investment income decreased $5 million during the same period.  The decrease in net investment income for the Exchange in the first quarter of 2013 was due to lower investment yields, which more than offset higher invested balances.

Net realized gains on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of less than $0.1 million in the first quarter of 2013, compared to gains of $3 million in the first quarter of 2012, while the Exchange generated net realized gains of $249 million, compared to gains of $293 million during the same periods.  Net realized gains for the Exchange decreased in the first quarter of 2013 primarily due to lower increases in fair value on common stocks compared to the same period in 2012. Indemnity recorded no changes in fair value on common stock in the first quarter of 2013 due to the sale of its common stock portfolio classified as trading securities in the fourth quarter of 2012.

Net impairment losses recognized in earnings
There were no net impairment losses recorded in earnings for Indemnity for the first quarter of 2013 and 2012.  Net impairment losses for the Exchange were $0.4 million in the first quarter of 2013, compared to net impairment losses of $0.1 million in the first quarter of 2012.

Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships increased $2 million in the first quarter of 2013, compared to the first quarter of 2012, while the Exchange’s equity in earnings of limited partnerships increased $13 million during the same period.  The increase in earnings for both Indemnity and the Exchange during the first quarter of 2013 was primarily due to higher earnings from real estate investments which were partially offset by lower earnings from private equity and mezzanine debt.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2013	2012
Indemnity	(Unaudited)
Securities sold:
Fixed maturities	$0	$0
Preferred stock equity securities	0	0
Common stock equity securities	0	1
Common stock increases in fair value(1)	0	2
Total net realized gains – Indemnity(2)	$0	$3
Exchange
Securities sold:
Fixed maturities	$13	$6
Preferred stock equity securities	2	1
Common stock equity securities	90	29
Common stock increases in fair value(1)	144	257
Total net realized gains – Exchange(2) (3)	$249	$293

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(3)	The Exchange’s results for the first quarter of 2013 and 2012 include net realized gains from EFL’s operations of $3 million and $0 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2013	2012
Indemnity	(Unaudited)
Private equity	$(1)	$1
Mezzanine debt	1	2
Real estate	3	(2)
Total equity in earnings of limited partnerships – Indemnity	$3	$1
Exchange
Private equity	$10	$14
Mezzanine debt	7	10
Real estate	16	(4)
Total equity in earnings of limited partnerships – Exchange (1)	$33	$20

(1)	The Exchange’s results include equity in earnings (losses) of limited partnerships from EFL of $0.4 million for the first quarter of 2013 and ($0.4) million for the first quarter of 2012.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2013 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2012.

FINANCIAL CONDITION

Investments
Our investment strategy takes a long-term perspective emphasizing investment quality, diversification, and superior investment returns.  Investments are managed on a total return approach that focuses on current income and capital appreciation.  Our investment strategy also provides for liquidity to meet our short- and long-term commitments.

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	March 31, 2013	% to total	December 31, 2012	% to total
Indemnity	(Unaudited)
Fixed maturities	$421	66%	$452	66%
Equity securities:
Preferred stock	23	3	29	4
Common stock	26	4	26	4
Limited partnerships:
Private equity	68	11	73	11
Mezzanine debt	24	4	27	4
Real estate	75	12	80	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$638	100%	$688	100%
Exchange
Fixed maturities	$7,891	63%	$7,707	64%
Equity securities:
Preferred stock	631	5	631	5
Common stock	2,974	24	2,731	22
Limited partnerships:
Private equity	476	4	482	4
Mezzanine debt	185	1	196	2
Real estate	343	3	359	3
Life policy loans	16	0	16	0
Real estate mortgage loans	4	0	4	0
Total investments – Exchange	$12,520	100%	$12,126	100%
Total investments – Erie Insurance Group	$13,158		$12,814

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $176 million, or 42%, of the total fixed maturity portfolio for Indemnity and $1.3 billion, or 16%, of the fixed maturity portfolio for the Exchange at March 31, 2013.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $9 million at March 31, 2013, compared to $10 million at December 31, 2012.  At March 31, 2013, the Exchange had net unrealized gains on fixed maturities of $422 million, compared to $449 million at December 31, 2012.

The following table presents a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At March 31, 2013
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$0	$8	$0	$8
Communications	0	0	21	0	0	21
Consumer	0	0	19	11	0	30
Energy	0	0	5	24	0	29
Financial	0	34	44	35	10	123
Government-municipal	75	70	28	3	0	176
Industrial	0	0	1	1	0	2
Structured securities(2)	0	0	0	2	0	2
Technology	0	0	0	9	0	9
Utilities	0	0	3	18	0	21
Total – Indemnity	$75	$104	$121	$111	$10	$421
Exchange
Basic materials	$0	$0	$53	$176	$5	$234
Communications	0	0	199	348	14	561
Consumer	0	31	304	623	20	978
Diversified	0	0	15	0	0	15
Energy	16	48	144	387	24	619
Financial	1	185	1,123	1,058	168	2,535
Foreign government	0	16	13	0	0	29
Government-municipal	369	760	142	28	0	1,299
Government sponsored entity	0	29	2	0	0	31
Industrial	0	11	71	233	16	331
Structured securities(2)	38	289	47	26	3	403
Technology	0	10	48	89	0	147
U.S. Treasury	0	154	0	0	0	154
Utilities	0	0	101	433	21	555
Total – Exchange	$424	$1,533	$2,262	$3,401	$271	$7,891

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	March 31, 2013		December 31, 2012
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	3	0	3	0
Financial	15	0	15	0
Funds (1)	0	26	0	26
Utilities	4	0	10	0
Total – Indemnity	$23	$26	$29	$26
Exchange
Basic materials	$0	$79	$0	$94
Communications	10	258	10	190
Consumer	6	833	5	765
Diversified	2	17	2	21
Energy	0	184	0	177
Financial	504	424	495	423
Funds (1)	0	554	0	436
Government	1	0	1	0
Industrial	7	384	0	390
Technology	0	203	0	197
Utilities	101	38	118	38
Total – Exchange	$631	$2,974	$631	$2,731

(1)
  Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $26 million for Indemnity and $312 million for the Exchange at March 31, 2013, and $26 million for Indemnity and $314 million for the Exchange at December 31, 2012. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At March 31, 2013, the unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, amounted to $1 million for Indemnity and $56 million for the Exchange, compared to $1 million for Indemnity and $48 million for the Exchange at December 31, 2012.

Our common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In the first quarter of 2013, investments in limited partnerships decreased modestly for Indemnity and the Exchange from the investment levels at December 31, 2012.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by partnership earnings.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the first quarter of 2013 reflect the partnership activity experienced in the fourth quarter of 2012.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At March 31, 2013	At December 31, 2012
Indemnity	(Unaudited)
Private equity	$68	$73
Mezzanine debt	24	27
Real estate	75	80
Total limited partnerships – Indemnity	$167	$180
Exchange
Private equity	$476	$482
Mezzanine debt	185	196
Real estate	343	359
Total limited partnerships – Exchange	$1,004	$1,037

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

	Property and Casualty Group
(in millions)	At March 31, 2013	At December 31, 2012
	(Unaudited)
Gross reserve liability(1):
Personal auto	$1,153	$1,169
Automobile massive injury	350	351
Homeowners	311	299
Workers compensation	532	512
Workers compensation massive injury	101	99
Commercial auto	341	340
Commercial multi-peril	557	557
All other lines of business	178	166
Assumed reinsurance	105	105
Gross reserves	3,628	3,598
Reinsurance recoverable	153	154
Net reserve liability — Exchange	$3,475	$3,444

(1)
Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $83 million at March 31, 2013 and $85 million at December 31, 2012.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 268 claimants requiring lifetime medical care, of which 110 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $306 million at March 31, 2013, which is net of $145 million of anticipated reinsurance recoverables, compared to $305 million at December 31, 2012, which is net of $145 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the three months ended March 31:

(in millions)	Erie Insurance Group
	2013	2012
Net cash provided by operating activities	$127	$72
Net cash used in investing activities	(133)	(22)
Net cash used in financing activities	(6)	(36)
Net (decrease) increase in cash and cash equivalents	$(12)	$14

Net cash provided by operating activities totaled $127 million and $72 million for the first three months of 2013 and 2012, respectively.  Increased cash from operating activities for the first three months of 2013 was driven primarily by an increase in premiums collected by the Exchange driven by the increase in premiums written, a decrease in income taxes paid, and an increase in limited partnership distributions received. Somewhat offsetting this increase in cash were increases in losses and loss expenses paid and other underwriting and acquisition costs paid compared to the first three months of 2012.

At March 31, 2013, we recorded a net deferred tax asset of $39 million attributable to Indemnity and a net deferred tax liability of $410 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at March 31, 2013.  Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $133 million and $22 million for the first three months of 2013 and 2012, respectively.  The first three months of 2013, investing activities primarily included increased cash used to purchase certain common stocks and fixed maturity securities, offset somewhat by increased cash generated from the sale of other common and preferred stocks and fixed maturity securities compared to the first three months of 2012.  At March 31, 2013, we had contractual commitments to invest up to $410 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $156 million, mezzanine debt securities was $155 million, and real estate activities was $99 million.

For a discussion of net cash used in financing activities, see the following “Cash flow activities — Indemnity,” for the primary drivers of financing cash flows related to Indemnity.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the three months ended March 31:

(in millions)	Indemnity Shareholder Interest
	2013	2012
Net cash (used in) provided by operating activities	$(1)	$9
Net cash provided by investing activities	45	53
Net cash used in financing activities	(15)	(45)
Net increase in cash and cash equivalents	$29	$17

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash used in Indemnity’s operating activities totaled $1 million for the first three months of 2013, compared to cash provided of $9 million for the first three months of 2012.  Decreased cash from operating activities for the first three months of 2013 was primarily due to an increase in commissions paid to agents, general operating expenses paid, and cash paid for salaries and wages. Offsetting this decrease was an increase in management fee revenue received. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $197 million in the first three months of 2013, compared to $180 million for the first three months of 2012, as a result of an increase in cash paid for ordinary commissions.  Indemnity made a $17 million contribution to its pension plan in the first quarter of 2013, compared to $16 million in the first quarter of 2012.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 57% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and life functions.

At March 31, 2013, Indemnity recorded a net deferred tax asset of $39 million.  There was no deferred tax valuation allowance recorded at March 31, 2013.

Net cash provided by Indemnity’s investing activities totaled $45 million for the first three months of 2013, compared to $53 million for the first three months of 2012.  Indemnity’s first three months of 2013 investing activities primarily included decreased cash generated from the sales of fixed maturity securities, offset somewhat by a slight increase in cash generated from the sales of preferred stocks and limited partnerships and a slight increase in cash used to purchase other fixed maturity securities, compared to the first three months of 2012.  Also impacting Indemnity future investing activities are limited partnership commitments, which totaled $36 million at March 31, 2013, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $13 million, mezzanine debt securities was $10 million, and real estate activities was $13 million.

Net cash used in Indemnity’s financing activities totaled $15 million for the first three months of 2013, compared to $45 million for the first three months of 2012.  The decrease in cash used in financing activities for the first three months of 2013 was driven primarily by a decrease in the cash outlay for dividends paid to shareholders.  There were no dividends paid to shareholders for the first three months of 2013, compared to $27 million for the first three months of 2012.  Normally, a regular quarterly dividend is declared by the Board at its December meeting of the previous year and paid in January, as in the first three months of 2012. In the first three months of 2013, the payment of the regular dividend normally made in January was accelerated and paid in December 2012 due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2013, compared to 2012.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Indemnity repurchased 0.2 million shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $15 million in the first quarter of 2013, based upon settlement date.  In the first three months of 2012, shares repurchased under this program also totaled 0.2 million at a total cost of $18 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $55 million of repurchase authority remaining under this program at March 31, 2013, based upon trade date.

The month of January 2013 includes repurchases of 444 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $30,927, or $69.65 per share, to settle a payment due to a retired senior vice president under our long-term incentive plan. These shares were delivered to the plan participant in January 2013. In January 2012, Indemnity also purchased 669 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $50,724, or $75.82 per share, to settle a payment due to a retired senior vice president under our long-term incentive plan.  These shares were delivered to the plan participant in January 2012.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $41 million at March 31, 2013, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $350 million at March 31, 2013.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at March 31, 2013.  At March 31, 2013, bonds with fair values of $110 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at March 31, 2013.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $347 million at March 31, 2013, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $10.9 billion at March 31, 2013.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at March 31, 2013.  At March 31, 2013, bonds with fair values of $326 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at March 31, 2013.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the three month period ended March 31, 2013 and 2012, Indemnity recognized interest income on the note of $0.4 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the three month period ended March 31, 2013 and 2012, the Exchange recognized interest income on the note of $0.3 million.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to the property and casualty insurance losses and loss expense reserves, life insurance and annuity policy reserves, investment valuation, deferred acquisition costs related to life insurance and investment-type contracts, deferred taxes and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2012 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2013.  See Item 1. “Financial Statements - Note 6. Fair Value,” contained within this report for additional information on our valuation of investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices and interest rates for the year ended December 31, 2012 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2013.

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2013.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Indemnity removed the case from state court to the United States District Court for the Western District of Pennsylvania on the basis that it was a class action subject to removal under the Federal Class Action Fairness Act. In October 2012, the federal court remanded the case to state court. Indemnity has appealed the remand order, the United States Court of Appeals for the Third Circuit heard the appeal in March 2013, and a decision has not yet been rendered. Indemnity has requested that the state court stay all proceedings in the Sullivan action pending the outcome of the appeal.

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. A hearing on that motion was held by the state court in February 2013, but a decision has not yet been rendered.

Discovery is in its early stages. Indemnity believes that it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the lawsuit.

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

The defendants have advised Indemnity that they intend to vigorously defend against the claims in the Beltz lawsuit and have sought indemnification and advancement of expenses from the Company in connection with the Beltz lawsuit.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 26, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended March 31, 2013:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – 31, 2013	92,129	$69.91	91,685	$62
February 1 – 28, 2013	70,842	73.47	70,842	57
March 1 – 31, 2013	27,036	74.30	27,036	55
Total	190,007		189,563

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

The month of January 2013 includes repurchases of 444 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $30,927, or $69.65 per share, to settle a payment due to a retired senior vice president under our long-term incentive plan. These shares were delivered to the plan participant in January 2013.

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

Erie Indemnity Company
(Registrant)

Date:	April 29, 2013	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO