Form 10-Q
period 2013-06-30
ERIE INDEMNITY CO
filed 2013-08-01
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,679,320 at July 19, 2013.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at July 19, 2013.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Premiums earned	$1,215	$1,109	$2,390	$2,196
Net investment income	104	113	207	221
Net realized investment gains (losses)	61	(107)	310	189
Net impairment losses recognized in earnings	(1)	0	(1)	0
Equity in earnings of limited partnerships	39	37	75	58
Other income	8	8	16	16
Total revenues	1,426	1,160	2,997	2,680
Benefits and expenses
Insurance losses and loss expenses	861	943	1,703	1,659
Policy acquisition and underwriting expenses	302	287	595	557
Total benefits and expenses	1,163	1,230	2,298	2,216
Income (loss) from operations before income taxes and noncontrolling interest	263	(70)	699	464
Provision for income taxes	86	(32)	232	148
Net income (loss)	$177	$(38)	$467	$316

Less: Net income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	133	(81)	386	237

Net income attributable to Indemnity	$44	$43	$81	$79

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$0.95	$0.90	$1.73	$1.65
Class A common stock – diluted	$0.84	$0.80	$1.54	$1.47
Class B common stock – basic and diluted	$142	$135	$259	$249

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,693,333	47,492,305	46,733,925	47,619,852
Class B common stock	2,542	2,544	2,542	2,545

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,886,259	53,677,848	52,926,851	53,807,795
Class B common stock	2,542	2,544	2,542	2,545

Dividends declared per share
Class A common stock	$0.5925	$0.5525	$1.185	$1.105
Class B common stock	$88.8750	$82.8750	$177.750	$165.750

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 15. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$177	$(38)	$467	$316

Other comprehensive (loss) income
Change in unrealized holding (losses) gains on available-for-sale securities, net of tax (benefit) expense of $(105), $12, $(111), and $53, respectively	(194)	21	(206)	98
Reclassification adjustment for gross gains included in net income, net of tax expense of $2, $6, $7, and $8, respectively	(3)	(9)	(13)	(14)
Other comprehensive (loss) income	(197)	12	(219)	84

Comprehensive (loss) income	$(20)	$(26)	$248	$400
Less: Comprehensive (loss) income attributable to noncontrolling interest in consolidated entity – Exchange	(60)	(69)	172	319
Total comprehensive income – Indemnity	$40	$43	$76	$81

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $430 and $437, respectively)	$438	$452
Equity securities (cost of $47 and $54, respectively)	48	55
Limited partnerships (cost of $138 and $151, respectively)	166	180
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $7,359 and $7,016, respectively)	7,725	7,707
Equity securities (cost of $915 and $871, respectively)	969	945
Trading securities, at fair value (cost of $2,069 and $1,910, respectively)	2,724	2,417
Limited partnerships (cost of $880 and $913, respectively)	1,011	1,037
Other invested assets	20	20
Total investments	13,102	12,814

Cash and cash equivalents (Exchange portion of $326 and $388, respectively)	365	400
Premiums receivable from policyholders – Exchange	1,191	1,062
Reinsurance recoverable – Exchange	174	168
Deferred income taxes – Indemnity	43	37
Deferred acquisition costs – Exchange	553	504
Other assets (Exchange portion of $336 and $339, respectively)	451	456
Total assets	$15,879	$15,441

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$535	$515
Exchange liabilities
Losses and loss expense reserves	3,668	3,598
Life policy and deposit contract reserves	1,739	1,708
Unearned premiums	2,553	2,365
Deferred income taxes	312	365
Other liabilities	104	99
Total liabilities	8,911	8,650

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,676,287 and 46,892,681 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(138)	(133)
Retained earnings	1,878	1,852
Total contributed capital and retained earnings	1,758	1,737
Treasury stock, at cost, 21,622,913 and 21,406,519 shares, respectively	(1,111)	(1,095)
Total Indemnity shareholders’ equity	647	642

Noncontrolling interest in consolidated entity – Exchange	6,321	6,149
Total equity	6,968	6,791
Total liabilities, shareholders’ equity and noncontrolling interest	$15,879	$15,441

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities
Premiums collected	$2,450	$2,253
Net investment income received	222	233
Limited partnership distributions	79	54
Service agreement fee received	15	15
Commissions and bonuses paid to agents	(356)	(320)
Losses paid	(1,359)	(1,267)
Loss expenses paid	(227)	(232)
Other underwriting and acquisition costs paid	(345)	(318)
Income taxes paid	(149)	(227)
Net cash provided by operating activities	330	191

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,240)	(983)
Preferred stock	(54)	(82)
Common stock	(700)	(518)
Limited partnerships	(52)	(42)
Sales/maturities of investments:
Fixed maturity sales	330	338
Fixed maturity calls/maturities	617	567
Preferred stock	42	67
Common stock	654	503
Sale of and returns on limited partnerships	86	112
Net purchase of property and equipment	(19)	(20)
Net collections on agent loans	1	1
Net cash used in investing activities	(335)	(57)

Cash flows from financing activities
Annuity deposits and interest	47	49
Annuity surrenders and withdrawals	(39)	(37)
Universal life deposits and interest	12	11
Universal life surrenders	(5)	(5)
Purchase of treasury stock	(17)	(44)
Dividends paid to shareholders	(28)	(53)
Net cash used in financing activities	(30)	(79)

Net (decrease) increase in cash and cash equivalents	(35)	55
Cash and cash equivalents at beginning of period	400	185
Cash and cash equivalents at end of period	$365	$240

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

All property and casualty and life insurance operations are owned by the Exchange and Indemnity functions solely as the management company.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 26, 2013.

Principles of consolidation
We consolidate the Exchange as a variable interest entity for which Indemnity is the primary beneficiary.  All intercompany accounts and transactions have been eliminated in consolidation.  The required presentation of noncontrolling interests is reflected in the consolidated financial statements.  Noncontrolling interests represent the ownership interests of the Exchange, all of which are held by parties other than Indemnity (i.e. the Exchange’s subscribers (policyholders)).  Noncontrolling interests also include the Exchange subscribers’ ownership interest in EFL.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended June 30,
	2013			2012
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$44	46,693,333	$0.95	$43	47,492,305	$0.90
Dilutive effect of stock-based awards	0	92,126	—	0	79,943	—
Assumed conversion of Class B shares	0	6,100,800	—	0	6,105,600	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$44	52,886,259	$0.84	$43	53,677,848	$0.80
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,542	$142	$0	2,544	$135

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Six months ended June 30,
	2013			2012
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$80	46,733,925	$1.73	$78	47,619,852	$1.65
Dilutive effect of stock-based awards	0	92,126	—	0	79,943	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,108,000	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$81	52,926,851	$1.54	$79	53,807,795	$1.47
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1	2,542	$259	$1	2,545	$249

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

Indemnity has not provided financial or other support to the Exchange for any the reporting periods presented.  At June 30, 2013, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Additionally, the second quarter and six months ended June 30, 2012 included an adjustment that reduced commission expense by $6 million. This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the second quarters of 2013 and 2012, investment activities on life insurance related assets generated revenues of $26 million and $28 million, respectively, resulting in EFL reporting income before income taxes of $13 million for both periods, before intercompany eliminations. Investment activities on life insurance related assets generated revenues of $52 million for both the six months ended June 30, 2013 and 2012, resulting in EFL reporting income before income taxes of $24 million and $22 million, respectively, before intercompany eliminations.

Investment operations
The investment operations segment includes returns from our fixed maturity, equity security and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  Management actively evaluates the portfolios for impairments. We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary.  Investment related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended June 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,196	$20		$(1)	$1,215
Net investment income				$107	(3)	104
Net realized investment gains				61		61
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				39		39
Management fee revenue	$336				(336)	—
Service agreement and other revenue	8		0			8
Total revenues	344	1,196	20	206	(340)	1,426
Cost of management operations	285				(285)	—
Insurance losses and loss expenses		837	26		(2)	861
Policy acquisition and underwriting expenses		348	7		(53)	302
Total benefits and expenses	285	1,185	33	—	(340)	1,163
Income (loss) before income taxes	59	11	(13)	206	—	263
Provision for income taxes	21	4	(5)	66	—	86
Net income (loss)	$38	$7	$(8)	$140	—	$177

	Erie Insurance Group
(in millions)	Three months ended June 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,092	$18		$(1)	$1,109
Net investment income				$115	(2)	113
Net realized investment losses				(107)		(107)
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				37		37
Management fee revenue	$308				(308)	—
Service agreement and other revenue	8		0			8
Total revenues	316	1,092	18	45	(311)	1,160
Cost of management operations	257				(257)	—
Insurance losses and loss expenses		919	25		(1)	943
Policy acquisition and underwriting expense		332	8		(53)	287
Total benefits and expenses	257	1,251	33	—	(311)	1,230
Income (loss) before income taxes	59	(159)	(15)	45	—	(70)
Provision for income taxes	21	(55)	(6)	8	—	(32)
Net income (loss)	$38	$(104)	$(9)	$37	$—	$(38)

	Erie Insurance Group
(in millions)	Six months ended June 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,352	$39		$(1)	$2,390
Net investment income				$213	(6)	207
Net realized investment gains				310		310
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				75		75
Management fee revenue	$632				(632)	—
Service agreement and other revenue	15		1			16
Total revenues	647	2,352	40	597	(639)	2,997
Cost of management operations	539				(539)	—
Insurance losses and loss expenses		1,654	52		(3)	1,703
Policy acquisition and underwriting expenses		676	16		(97)	595
Total benefits and expenses	539	2,330	68	—	(639)	2,298
Income (loss) before income taxes	108	22	(28)	597	—	699
Provision for income taxes	38	8	(10)	196	—	232
Net income (loss)	$70	$14	$(18)	$401	$—	$467

	Erie Insurance Group
(in millions)	Six months ended June 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,161	$36		$(1)	$2,196
Net investment income				$226	(5)	221
Net realized investment gains				189		189
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				58		58
Management fee revenue	$577				(577)	—
Service agreement and other revenue	15		1			16
Total revenues	592	2,161	37	473	(583)	2,680
Cost of management operations	487				(487)	—
Insurance losses and loss expenses		1,611	50		(2)	1,659
Policy acquisition and underwriting expenses		634	17		(94)	557
Total benefits and expenses	487	2,245	67	—	(583)	2,216
Income (loss) before income taxes	105	(84)	(30)	473	—	464
Provision for income taxes	37	(29)	(11)	151	—	148
Net income (loss)	$68	$(55)	$(19)	$322	$—	$316

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables.  When available, we obtain multiple quotes for the same security.  The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information.  Our evaluation includes the consideration of benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

For certain structured securities in an illiquid market, there may be no prices available from a pricing service and no comparable market quotes available.  In these situations, we value the security using an internally-developed, risk-adjusted discounted cash flow model.

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at June 30, 2013:

	Erie Insurance Group
	June 30, 2013
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$179	$0	$179	$0
Corporate debt securities	258	0	257	1
Collateralized debt obligations	1	0	0	1
Total fixed maturities	438	0	436	2
Nonredeemable preferred stock	23	2	21	0
Common stock	25	25	0	0
Total available-for-sale securities	486	27	457	2
Other investments (1)	20	0	0	20
Total – Indemnity	$506	$27	$457	$22
Exchange
Available-for-sale securities:
U.S. government & agencies	$184	$0	$184	$0
States & political subdivisions	1,274	0	1,274	0
Foreign government securities	23	0	23	0
Corporate debt securities	5,882	0	5,849	33
Residential mortgage-backed securities	221	0	221	0
Commercial mortgage-backed securities	49	0	45	4
Collateralized debt obligations	23	0	11	12
Other debt securities	69	0	69	0
Total fixed maturities	7,725	0	7,676	49
Nonredeemable preferred stock	647	231	409	7
Common stock	322	322	0	0
Total available-for-sale securities	8,694	553	8,085	56
Trading securities:
Common stock	2,724	2,717	0	7
Total trading securities	2,724	2,717	0	7
Other investments (1)	113	0	0	113
Total – Exchange	$11,531	$3,270	$8,085	$176
Total – Erie Insurance Group	$12,037	$3,297	$8,542	$198

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of June 30, 2013. During the six months ended June 30, 2013, Indemnity made no contributions and received distributions totaling $0.3 million, and the Exchange made no contributions and received distributions totaling $2.5 million for these investments. As of June 30, 2013, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at March 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	2	0	0	0	(1)	0	1
Total fixed maturities	3	0	0	0	(1)	0	2
Total available-for-sale securities	3	0	0	0	(1)	0	2
Other investments	20	0	0	0	0	0	20
Total Level 3 assets – Indemnity	$23	$0	$0	$0	$(1)	$0	$22
Exchange
Available-for-sale securities:
Corporate debt securities	$58	$0	$(1)	$1	$(2)	$(23)	$33
Commercial mortgage-backed securities	5	0	0	0	(1)	0	4
Collateralized debt obligations	14	1	(1)	0	(2)	0	12
Total fixed maturities	77	1	(2)	1	(5)	(23)	49
Nonredeemable preferred stock	12	2	(1)	0	(6)	0	7
Total available-for-sale securities	89	3	(3)	1	(11)	(23)	56
Trading securities:
Common stock	7	0	0	0	0	0	7
Total trading securities	7	0	0	0	0	0	7
Other investments	112	2	0	0	(1)	0	113
Total Level 3 assets – Exchange	$208	$5	$(3)	$1	$(12)	$(23)	$176
Total Level 3 assets – Erie Insurance Group	$231	$5	$(3)	$1	$(13)	$(23)	$198

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $3 million included in net realized investment gains (losses) and $2 million included in equity in earnings of limited partnerships for the three months ended June 30, 2013 on Level 3 securities.

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

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended June 30, 2013.

For the Exchange, there were no transfers between Level 1 and Level 2 or from Level 2 to Level 3 for the three months ended June 30, 2013. Level 3 to Level 2 transfers totaled $23 million for three fixed maturity holdings. These transfers out of Level 3 were primarily the result of using observable market data to determine the fair value at June 30, 2013.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	3	0	0	0	(2)	0	1
Total fixed maturities	4	0	0	0	(2)	0	2
Total available-for-sale securities	4	0	0	0	(2)	0	2
Other investments	19	1	0	0	0	0	20
Total Level 3 assets – Indemnity	$23	$1	$0	$0	$(2)	$0	$22
Exchange
Available-for-sale securities:
Corporate debt securities	$43	$0	$(1)	$1	$(2)	$(8)	$33
Commercial mortgage-backed securities	0	0	(1)	0	(1)	6	4
Collateralized debt obligations	16	1	0	0	(7)	2	12
Total fixed maturities	59	1	(2)	1	(10)	0	49
Nonredeemable preferred stock	0	0	3	4	0	0	7
Total available-for-sale securities	59	1	1	5	(10)	0	56
Trading securities:
Common stock	15	(3)	0	0	(5)	0	7
Total trading securities	15	(3)	0	0	(5)	0	7
Other investments	109	7	0	0	(3)	0	113
Total Level 3 assets – Exchange	$183	$5	$1	$5	$(18)	$0	$176
Total Level 3 assets – Erie Insurance Group	$206	$6	$1	$5	$(20)	$0	$198

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $(2) million included in net realized investment gains (losses) and $8 million included in equity in earnings of limited partnerships for the six months ended June 30, 2013 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

For Indemnity, there were no Level 1 to Level 2 transfers for the six months ended June 30, 2013. Level 2 to Level 1 transfers totaled $1 million, due to trading activity levels related to one preferred stock holding, and there were no transfers between Levels 2 and 3.

For the Exchange, Level 1 to Level 2 transfers totaled $5 million and Level 2 to Level 1 transfers totaled $44 million due to trading activity levels related to one preferred stock holding and five preferred stock holdings, respectively, for the six months ended June 30, 2013. Level 2 to Level 3 transfers totaled $18 million for five fixed maturity holdings and Level 3 to Level 2 transfers totaled $18 million for two fixed maturity holdings. These transfers in and out of Level 3 were primarily the result of using non-binding and binding broker quotes, respectively, to determine the fair value at June 30, 2013.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	June 30, 2013
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities	$1	1	Market approach	Non-binding broker quote	112.82
Collateralized debt obligations	1	2	Income approach	Projected maturity date	Sep 2014 - Apr 2015
				Repayment at maturity	42 - 100%	78.6%
				Discount rate	7.5 - 15.0%	10.3%
				Projected LIBOR rate	0.28%
Total Level 3 assets – Indemnity	$2	3

Exchange
Corporate debt securities	33	8	Market approach	Non-binding broker quote	98.28 - 112.82	106.99
				Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Comparable security yield	6.00%
Commercial mortgage-backed securities	4	1	Market approach	Non-binding broker quote	100.75
Collateralized debt obligations	9	4	Income approach	Projected maturity date	Sep 2014 - Oct 2035
				Repayment at maturity	42 - 100%	92.5%
				Discount rate	7.0 - 15.0%	8.9%
				Projected LIBOR rate	0.28%

	3	3	Market approach	Non-binding broker quote	13 - 61	49.33
Nonredeemable preferred stock	7	1	Market approach	Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
Common stock	7	3	Market approach	Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Discount for lack of marketability	5 - 30%	30%
Total Level 3 assets – Exchange	$63	20
Total Level 3 assets – Erie Insurance Group	$65	23

Securities valued using unobservable inputs shown above totaled $65 million at June 30, 2013.  Other investments representing certain limited partnerships recorded at fair value of $133 million are also included in Level 3 within our consolidated fair value measurements. These values are based upon net asset value (NAV) information provided by the general partner.  In total, Level 3 assets represent less than 1.7% of the assets measured at fair value on a recurring basis for the Erie Insurance Group.

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

Collateralized-debt-obligation securities, Corporate debt securities and Commercial mortgage-backed securities – When a non-binding broker quote was the only input available, it was considered unobservable.

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at March 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	4	0	0	0	0	0	4
Total fixed maturities	5	0	0	0	0	0	5
Total available-for-sale securities	5	0	0	0	0	0	5
Other investments (3)	17	1	0	0	0	0	18
Total Level 3 assets – Indemnity	$22	$1	$0	$0	$0	$0	$23
Exchange
Available-for-sale securities:
States & political subdivisions	$5	$0	$(1)	$0	$0	$0	$4
Corporate debt securities	26	0	0	1	(4)	0	23
Collateralized debt obligations	27	0	0	0	0	0	27
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	63	0	(1)	1	(4)	0	59
Nonredeemable preferred stock	6	(1)	0	0	0	0	5
Total available-for-sale securities	69	(1)	(1)	1	(4)	0	64
Trading securities:
Common stock	14	0	0	0	0	0	14
Total trading securities	14	0	0	0	0	0	14
Other investments (3)	103	5	0	0	(1)	0	107
Total Level 3 assets – Exchange	$186	$4	$(1)	$1	$(5)	$0	$185
Total Level 3 assets – Erie Insurance Group	$208	$5	$(1)	$1	$(5)	$0	$208

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $(1) million included in net realized investment gains (losses) and $6 million included in equity in earnings of limited partnerships for the three months ended June 30, 2012 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

(3)
The other investments reported as Level 3 assets represent real estate funds which were previously presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets for the three months ended June 30, 2012.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For Indemnity, Level 1 to Level 2 transfers totaled $1 million due to trading activity levels related to one preferred stock holding for the three months ended June 30, 2012. There were no transfers from Level 2 to Level 1 or between Levels 2 and 3.

For the Exchange, Level 1 to Level 2 transfers totaled $20 million and Level 2 to Level 1 transfers totaled $28 million due to trading activity levels related to four preferred stock holdings and three preferred stock holdings, respectively, for the three months ended June 30, 2012. There were no transfers between Levels 2 and 3.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2012
Indemnity
Corporate debt securities	$0	$0	$0	$0	$0	$1	$1
Collateralized debt obligations	4	0	0	0	0	0	4
Total fixed maturities	4	0	0	0	0	1	5
Total available-for-sale securities	4	0	0	0	0	1	5
Other investments (3)	17	1	0	0	0	0	18
Total Level 3 assets – Indemnity	$21	$1	$0	$0	$0	$1	$23
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$0	$0	$0	$0	$0	$4
Corporate debt securities	12	0	0	1	(4)	14	23
Collateralized debt obligations	29	0	0	0	(4)	2	27
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	0	0	1	(8)	16	59
Nonredeemable preferred stock	5	0	0	0	0	0	5
Total available-for-sale securities	55	0	0	1	(8)	16	64
Trading securities:
Common stock	12	2	0	0	0	0	14
Total trading securities	12	2	0	0	0	0	14
Other investments (3)	102	6	0	1	(2)	0	107
Total Level 3 assets – Exchange	$169	$8	$0	$2	$(10)	$16	$185
Total Level 3 assets – Erie Insurance Group	$190	$9	$0	$2	$(10)	$17	$208

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $2 million included in net realized investment gains (losses) and $7 million included in equity in earnings of limited partnerships for the six months ended June 30, 2012 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

(3)
The other investments reported as Level 3 assets represent real estate funds which were previously presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets for the six months ended June 30, 2012.

For Indemnity, Level 1 to Level 2 transfers totaled $1 million due to trading activity levels related to one preferred stock holding and there were no transfers from Level 2 to Level 1 for the six months ended June 30, 2012. Level 2 to Level 3 transfers totaled $1 million for one fixed maturity holding and there were no transfers from Level 3 to Level 2. These transfers into Level 3 were primarily the result of using non-binding broker quotes to determine the fair value at June 30, 2012.

For the Exchange, Level 1 to Level 2 transfers totaled $20 million and Level 2 to Level 1 transfers totaled $27 million due to trading activity levels related to four preferred stock holdings and three preferred stock holdings, respectively, for the six months ended June 30, 2012. Level 2 to Level 3 transfers totaled $16 million for six fixed maturity holdings and there were no transfers from Level 3 to Level 2. These transfers into Level 3 were primarily the result of using non-binding broker quotes to determine the fair value at June 30, 2012.

The following table sets forth our consolidated fair value measurements on a recurring basis by pricing source at June 30, 2013:

	Erie Insurance Group
(in millions)	June 30, 2013
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$426	$0	$426	$0
Priced via market comparables/broker quotes (1)	11	0	10	1
Priced via internal modeling	1	0	0	1
Total fixed maturities	438	0	436	2
Nonredeemable preferred stock:
Priced via pricing services	21	2	19	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Priced via internal modeling	0	0	0	0
Total nonredeemable preferred stock	23	2	21	0
Common stock:
Priced via pricing services	25	25	0	0
Priced via market comparables/broker quotes (1)	0	0	0	0
Priced via internal modeling	0	0	0	0
Total common stock	25	25	0	0
Other investments:
Priced via unobservable inputs (2)	20	0	0	20
Total other investments	20	0	0	20
Total – Indemnity	$506	$27	$457	$22
Exchange
Fixed maturities:
Priced via pricing services	$7,580	$0	$7,580	$0
Priced via market comparables/broker quotes (1)	128	0	96	32
Priced via internal modeling	17	0	0	17
Total fixed maturities	7,725	0	7,676	49
Nonredeemable preferred stock:
Priced via pricing services	625	231	394	0
Priced via market comparables/broker quotes (1)	15	0	15	0
Priced via internal modeling	7	0	0	7
Total nonredeemable preferred stock	647	231	409	7
Common stock:
Priced via pricing services	3,039	3,039	0	0
Priced via market comparables/broker quotes (1)	0	0	0	0
Priced via internal modeling	7	0	0	7
Total common stock	3,046	3,039	0	7
Other investments:
Priced via unobservable inputs (2)	113	0	0	113
Total other investments	113	0	0	113
Total – Exchange	$11,531	$3,270	$8,085	$176
Total – Erie Insurance Group	$12,037	$3,297	$8,542	$198

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2013.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at June 30, 2013:

	Erie Insurance Group
	June 30, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$172	$7	$0	$179
Corporate debt securities	257	2	1	258
Collateralized debt obligations	1	0	0	1
Total fixed maturities	430	9	1	438
Nonredeemable preferred stock	21	2	0	23
Common stock	26	0	1	25
Total available-for-sale securities – Indemnity	$477	$11	$2	$486
Exchange
Available-for-sale securities:
U.S. government & agencies	$188	$1	$5	$184
States & political subdivisions	1,226	61	13	1,274
Foreign government securities	23	1	1	23
Corporate debt securities	5,570	365	53	5,882
Residential mortgage-backed securities	222	3	4	221
Commercial mortgage-backed securities	48	2	1	49
Collateralized debt obligations	16	7	0	23
Other debt securities	66	3	0	69
Total fixed maturities	7,359	443	77	7,725
Nonredeemable preferred stock	577	74	4	647
Common stock	338	0	16	322
Total available-for-sale securities – Exchange	$8,274	$517	$97	$8,694
Total available-for-sale securities – Erie Insurance Group	$8,751	$528	$99	$9,180

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2012:

	Erie Insurance Group
	December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$172	$13	$0	$185
Corporate debt securities	259	2	0	261
Commercial mortgage-backed securities	3	0	0	3
Collateralized debt obligations	3	0	0	3
Total fixed maturities	437	15	0	452
Nonredeemable preferred stock	28	2	1	29
Common stock	26	0	0	26
Total available-for-sale securities – Indemnity	$491	$17	$1	$507
Exchange
Available-for-sale securities:
U.S. government & agencies	$190	$2	$1	$191
States & political subdivisions	1,218	103	0	1,321
Foreign government securities	15	1	0	16
Corporate debt securities	5,211	569	3	5,777
Residential mortgage-backed securities	226	6	1	231
Commercial mortgage-backed securities	62	5	0	67
Collateralized debt obligations	43	6	0	49
Other debt securities	51	4	0	55
Total fixed maturities	7,016	696	5	7,707
Nonredeemable preferred stock	555	77	1	631
Common stock	316	0	2	314
Total available-for-sale securities – Exchange	$7,887	$773	$8	$8,652
Total available-for-sale securities – Erie Insurance Group	$8,378	$790	$9	$9,159

The amortized cost and estimated fair value of fixed maturities at June 30, 2013 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	June 30, 2013
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$127	$127
Due after one year through five years	198	201
Due after five years through ten years	34	36
Due after ten years	71	74
Total fixed maturities – Indemnity	$430	$438
Exchange
Due in one year or less	476	486
Due after one year through five years	2,730	2,890
Due after five years through ten years	2,655	2,798
Due after ten years	1,498	1,551
Total fixed maturities – Exchange	$7,359	$7,725
Total fixed maturities – Erie Insurance Group	$7,789	$8,163

Available-for-sale securities in a gross unrealized loss position at June 30, 2013 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	June 30, 2013
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$16	$0	$0	$0	$16	$0	7
Corporate debt securities	122	1	0	0	122	1	23
Total fixed maturities	138	1	0	0	138	1	30
Nonredeemable preferred stock	6	0	3	0	9	0	4
Common stock	25	1	0	0	25	1	2
Total available-for-sale securities – Indemnity	$169	$2	$3	$0	$172	$2	36
Quality breakdown of fixed maturities:
Investment grade	$132	$1	$0	$0	$132	$1	29
Non-investment grade	6	0	0	0	6	0	1
Total fixed maturities – Indemnity	$138	$1	$0	$0	$138	$1	30
Exchange
Available-for-sale securities:
U.S. government & agencies	$151	$5	$0	$0	$151	$5	12
States & political subdivisions	284	13	0	0	284	13	65
Foreign government securities	13	1	0	0	13	1	2
Corporate debt securities	1,196	52	11	1	1,207	53	217
Residential mortgage-backed securities	122	4	7	0	129	4	21
Commercial mortgage-backed securities	15	1	0	0	15	1	3
Other debt securities	30	0	0	0	30	0	5
Total fixed maturities	1,811	76	18	1	1,829	77	325
Nonredeemable preferred stock	110	3	15	1	125	4	19
Common stock	322	16	0	0	322	16	3
Total available-for-sale securities – Exchange	$2,243	$95	$33	$2	$2,276	$97	347
Quality breakdown of fixed maturities:
Investment grade	$1,713	$72	$18	$1	$1,731	$73	305
Non-investment grade	98	4	0	0	98	4	20
Total fixed maturities – Exchange	$1,811	$76	$18	$1	$1,829	$77	325

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Indemnity
Fixed maturities	$3	$3	$6	$6
Equity securities	0	1	1	2
Cash equivalents and other	1	0	1	0
Total investment income	4	4	8	8
Less: investment expenses	1	0	1	0
Investment income, net of expenses – Indemnity	$3	$4	$7	$8
Exchange
Fixed maturities	$83	$89	$166	$179
Equity securities	27	27	51	49
Cash equivalents and other	0	1	0	2
Total investment income	110	117	217	230
Less: investment expenses	9	8	17	17
Investment income, net of expenses – Exchange	$101	$109	$200	$213
Investment income, net of expenses – Erie Insurance Group	$104	$113	$207	$221

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$0	$0	$0
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	0
Equity securities:
Gross realized gains	0	0	0	0
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	0
Trading securities:
Common stock:
Gross realized gains	0	0	0	1
Gross realized losses	0	0	0	0
Increases (decreases) in fair value(1)	0	(1)	0	1
Net realized gains (losses)	0	(1)	0	2
Net realized investment gains (losses) – Indemnity	$0	$(1)	$0	$2
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$7	$16	$22	$25
Gross realized losses	(3)	(3)	(5)	(6)
Net realized gains	4	13	17	19
Equity securities:
Gross realized gains	2	4	4	5
Gross realized losses	0	(2)	0	(2)
Net realized gains	2	2	4	3
Trading securities:
Common stock:
Gross realized gains	54	44	156	85
Gross realized losses	(3)	(21)	(15)	(33)
Increases (decreases) in fair value(1)	4	(144)	148	113
Net realized gains (losses)	55	(121)	289	165
Net realized investment gains (losses) – Exchange	$61	$(106)	$310	$187
Net realized investment gains (losses) – Erie Insurance Group	$61	$(107)	$310	$189

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
Net impairment losses recorded in earnings for Indemnity for the second quarter and six months ended June 30, 2013 were $0.1 million, compared to no net impairment losses for the second quarter and six months ended June 30, 2012.  Net impairment losses for the Exchange were $1 million for the second quarter and the six months ended June 30, 2013, compared to no net impairment losses for the second quarter of 2012, and $0.1 million for the six months ended June 30, 2012.

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through June 30, 2013 are comprised of partnership financial results for the fourth quarter of 2012 and first quarter of 2013.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2013.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the six months ended June 30, 2013 and for the year ended December 31, 2012.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2013 include partnership financial results for the fourth quarter of 2012 and the first quarter of 2013.

	Erie Insurance Group
	As of and for the six months ended June 30, 2013
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$52	$(5)	$5
Greater than or equal to 10% but less than 50%	3	15	2	0
Greater than 50%	0	0	0	0
Total private equity	29	67	(3)	5
Mezzanine debt:
Less than 10%	11	15	0	0
Greater than or equal to 10% but less than 50%	3	8	(1)	2
Greater than 50%	1	0	0	0
Total mezzanine debt	15	23	(1)	2
Real estate:
Less than 10%	12	51	0	0
Greater than or equal to 10% but less than 50%	3	16	1	2
Greater than 50%	3	9	2	0
Total real estate	18	76	3	2
Total limited partnerships – Indemnity	62	$166	$(1)	$9
Exchange
Private equity:
Less than 10%	43	$410	$(29)	$54
Greater than or equal to 10% but less than 50%	3	64	7	0
Greater than 50%	0	0	0	0
Total private equity	46	474	(22)	54
Mezzanine debt:
Less than 10%	19	128	1	7
Greater than or equal to 10% but less than 50%	4	24	(4)	5
Greater than 50%	3	35	1	2
Total mezzanine debt	26	187	(2)	14
Real estate:
Less than 10%	22	237	(7)	15
Greater than or equal to 10% but less than 50%	6	81	2	7
Greater than 50%	3	32	(1)	7
Total real estate	31	350	(6)	29
Total limited partnerships – Exchange	103	$1,011	$(30)	$97
Total limited partnerships – Erie Insurance Group		$1,177	$(31)	$106

Per the limited partnership financial statements, total partnership assets were $51 billion and total partnership liabilities were $5 billion at June 30, 2013 (as recorded in the March 31, 2013 limited partnership financial statements).  For the six month period comparable to that presented in the preceding table (fourth quarter of 2012 and first quarter of 2013), total partnership valuation adjustment gains were $1 billion and total partnership net income was $3 billion.

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

Note 8.  Bank Line of Credit

As of June 30, 2013, Indemnity has available a $100 million bank revolving line of credit that expires on November 3, 2016.  There were no borrowings outstanding on the line of credit as of June 30, 2013.  Bonds with a fair value of $111 million were pledged as collateral on the line at June 30, 2013.

As of June 30, 2013, the Exchange has available a $300 million bank revolving line of credit that expires on October 28, 2016.  There were no borrowings outstanding on the line of credit as of June 30, 2013.  Bonds with a fair value of $331 million were pledged as collateral on the line at June 30, 2013.

Securities pledged as collateral on both lines have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of June 30, 2013.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at June 30, 2013.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At June 30, 2013, we recorded a net deferred tax liability of $269 million on our Consolidated Statements of Financial Position.  Of this amount, $43 million is a net deferred tax asset attributable to Indemnity and $312 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2013.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost for benefits earned	$6	$6	$13	$11
Interest cost on benefits obligation	7	6	13	12
Expected return on plan assets	(7)	(7)	(15)	(14)
Prior service cost amortization	1	0	1	0
Net actuarial loss amortization	3	3	7	6
Pension plan cost	$10	$8	$19	$15

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no share conversions during the six months ended June 30, 2013. In the first quarter of 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock.  There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $53 million of repurchase authority remaining under this program at June 30, 2013.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the six months ended June 30, 2013:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2012	$13	$(146)	$(133)
Other comprehensive loss before reclassifications, net of tax	(5)	0	(5)
Amounts reclassified from accumulated other comprehensive loss, net of tax(1)	0	0	0
Net current period other comprehensive loss, net of tax	(5)	0	(5)
Balance at June 30, 2013	$8	$(146)	$(138)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the three and six months ended June 30, 2013:

	Erie Insurance Group
	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$6	$21
Net impairment losses recognized in earnings	(1)	(1)
Income from operations before income taxes and noncontrolling interest	5	20
Provision for income taxes	2	7
Net income	3	13
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	3	13
Net income attributable to Indemnity	$0	$0

Amortization of postretirement plan items(2):
Net income attributable to Indemnity	$0	$0

Net income attributable to Indemnity	$0	$0

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2012 and for the six months ended June 30, 2013:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2011	$781	$5,512	$6,293
Net income	160	459	619
Change in other comprehensive (loss) income, net of tax	(28)	178	150
Net purchase of treasury stock	(69)	—	(69)
Dividends declared:
Class A $4.25 per share	(200)	—	(200)
Class B $637.50 per share	(2)	—	(2)
Balance at December 31, 2012	$642	$6,149	$6,791
Net income	81	386	467
Change in other comprehensive loss, net of tax	(5)	(214)	(219)
Net purchase of treasury stock	(16)	—	(16)
Dividends declared:
Class A $1.185 per share	(55)	—	(55)
Class B $177.750 per share	0	—	0
Balance at June 30, 2013	$647	$6,321	$6,968

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $30 million related to its limited partnership investments at June 30, 2013.  These commitments are split between private equity securities of $14 million, mezzanine debt securities of $10 million, and real estate activities of $6 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $393 million related to its limited partnership investments at June 30, 2013.  These commitments are split between private equity securities of $142 million, mezzanine debt securities of $163 million, and real estate activities of $88 million.  These commitments will be funded as required by the partnership agreements.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our consolidated financial condition, results of operations or cash flows.  Legal fees are expensed as incurred.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our consolidated financial condition, operations or cash flows.

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

In August 2012, we were notified that we would be subject to an audit of our compliance with the unclaimed property laws of a number of jurisdictions both within and outside our operating territory. The audit commenced in April 2013 and is ongoing. Additionally, EFL has been named in a lawsuit filed by the State Treasurer of West Virginia. The Complaint alleges that EFL has failed to comply with the West Virginia Uniform Unclaimed Property Act. EFL filed a motion to dismiss and a decision has not yet been rendered.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At June 30, 2013
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$438	$7,725	$—	$8,163
Equity securities	48	969	—	1,017
Trading securities, at fair value	0	2,724	—	2,724
Limited partnerships	166	1,011	—	1,177
Other invested assets	1	20	—	21
Total investments	653	12,449	—	13,102
Cash and cash equivalents	39	326	—	365
Premiums receivable from policyholders	—	1,191	—	1,191
Reinsurance recoverable	—	174	—	174
Deferred income tax asset	43	0	—	43
Deferred acquisition costs	—	553	—	553
Other assets	115	336	—	451
Receivables from the Exchange and other affiliates	309	—	(309)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,184	$15,029	$(334)	$15,879
Liabilities
Losses and loss expense reserves	$—	$3,668	$—	$3,668
Life policy and deposit contract reserves	—	1,739	—	1,739
Unearned premiums	—	2,553	—	2,553
Deferred income tax liability	0	312	—	312
Other liabilities	537	436	(334)	639
Total liabilities	537	8,708	(334)	8,911
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	647	—	—	647
Noncontrolling interest in consolidated entity – Exchange	—	6,321	—	6,321
Total equity	647	6,321	—	6,968
Total liabilities, shareholders’ equity and noncontrolling interest	$1,184	$15,029	$(334)	$15,879

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2012
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$452	$7,707	$—	$8,159
Equity securities	55	945	—	1,000
Trading securities, at fair value	0	2,417	—	2,417
Limited partnerships	180	1,037	—	1,217
Other invested assets	1	20	—	21
Total investments	688	12,126	—	12,814
Cash and cash equivalents	12	388	—	400
Premiums receivable from policyholders	—	1,062	—	1,062
Reinsurance recoverable	—	168	—	168
Deferred income tax asset	37	0	—	37
Deferred acquisition costs	—	504	—	504
Other assets	117	339	—	456
Receivables from the Exchange and other affiliates	281	—	(281)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,160	$14,587	$(306)	$15,441
Liabilities
Losses and loss expense reserves	$—	$3,598	$—	$3,598
Life policy and deposit contract reserves	—	1,708	—	1,708
Unearned premiums	—	2,365	—	2,365
Deferred income tax liability	0	365	—	365
Other liabilities	518	402	(306)	614
Total liabilities	518	8,438	(306)	8,650
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	642	—	—	642
Noncontrolling interest in consolidated entity – Exchange	—	6,149	—	6,149
Total equity	642	6,149	—	6,791
Total liabilities, shareholders’ equity and noncontrolling interest	$1,160	$14,587	$(306)	$15,441

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $305 million and $278 million at June 30, 2013 and December 31, 2012, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $4 million and $3 million at June 30, 2013 and December 31, 2012, respectively.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For the six months ended June 30, 2013 and 2012, Indemnity recognized interest income on the note of $0.8 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Management operations:
Management fee revenue, net	$336	$308	$632	$577
Service agreement revenue	8	8	15	15
Total revenue from management operations	344	316	647	592
Cost of management operations	285	257	539	487
Income from management operations before taxes	59	59	108	105
Investment operations:
Net investment income	3	4	7	8
Net realized gains (losses) on investments	0	(1)	0	2
Net impairment losses recognized in earnings	0	0	0	0
Equity in earnings of limited partnerships	5	3	8	4
Income from investment operations before taxes	8	6	15	14
Income from operations before income taxes	67	65	123	119
Provision for income taxes	23	22	42	40
Net income attributable to Indemnity	$44	$43	$81	$79

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Six months ended June 30,
	2013	2012
Management fee received	$604	$555
Service agreement fee received	15	15
Net investment income received	11	14
Limited partnership distributions	12	6
Decrease in reimbursements collected from affiliates	0	(1)
Commissions and bonuses paid to agents	(356)	(320)
Salaries and wages paid	(76)	(67)
Pension contribution and employee benefits paid	(28)	(30)
General operating expenses paid	(83)	(68)
Income taxes paid	(42)	(38)
Net cash provided by operating activities	57	66
Net cash provided by investing activities	15	33
Net cash used in financing activities	(45)	(97)
Net increase in cash and cash equivalents	27	2
Cash and cash equivalents at beginning of period	12	11
Cash and cash equivalents at end of period	$39	$13

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

Three months ended June 30, 2013

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Management operations:
Management fee revenue, net	$336	$308	$—	$—	$(336)	$(308)	$—	$—
Service agreement revenue	8	8	—	—	—	—	8	8
Total revenue from management operations	344	316	—	—	(336)	(308)	8	8
Cost of management operations	285	257	—	—	(285)	(257)	—	—
Income from management operations before taxes	59	59	—	—	(51)	(51)	8	8
Property and casualty insurance operations:
Net premiums earned	—	—	1,196	1,092	—	—	1,196	1,092
Losses and loss expenses	—	—	837	919	(2)	(1)	835	918
Policy acquisition and underwriting expenses	—	—	348	332	(53)	(53)	295	279
Income (loss) from property and casualty insurance operations before taxes	—	—	11	(159)	55	54	66	(105)
Life insurance operations:(1)
Total revenue	—	—	46	46	(1)	(1)	45	45
Total benefits and expenses	—	—	33	33	0	0	33	33
Income from life insurance operations before taxes	—	—	13	13	(1)	(1)	12	12
Investment operations:
Net investment income	3	4	81	87	(3)	(2)	81	89
Net realized gains (losses) on investments	0	(1)	58	(110)	—	—	58	(111)
Net impairment losses recognized in earnings	0	0	0	0	—	—	0	0
Equity in earnings of limited partnerships	5	3	33	34	—	—	38	37
Income from investment operations before taxes	8	6	172	11	(3)	(2)	177	15
Income (loss) from operations before income taxes and noncontrolling interest	67	65	196	(135)	—	—	263	(70)
Provision for income taxes	23	22	63	(54)	—	—	86	(32)
Net income (loss)	$44	$43	$133	$(81)	$—	$—	$177	$(38)

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

Net income in the second quarter of 2013 benefited from improved results in our property and casualty insurance and investment operations, compared to the second quarter of 2012.  The Exchange’s property and casualty insurance operations experienced a 9.4% increase in earned premium, driven by increases in policies in force and the average premium per policy. Losses from the Exchange’s property and casualty insurance operations decreased due to lower levels of catastrophe losses, offset slightly by adverse development on prior accident year loss reserves, compared to favorable development in the second quarter of 2012. Our investment operations were positively impacted by net realized gains on investments generated in the second quarter of 2013 due to the sale of common stocks, compared to net realized losses in the second quarter of 2012 resulting from declines in the fair value of our common stock portfolio.

Six months ended June 30, 2013

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Management operations:
Management fee revenue, net	$632	$577	$—	$—	$(632)	$(577)	$—	$—
Service agreement revenue	15	15	—	—	—	—	15	15
Total revenue from management operations	647	592	—	—	(632)	(577)	15	15
Cost of management operations	539	487	—	—	(539)	(487)	—	—
Income from management operations before taxes	108	105	—	—	(93)	(90)	15	15
Property and casualty insurance operations:
Net premiums earned	—	—	2,352	2,161	—	—	2,352	2,161
Losses and loss expenses	—	—	1,654	1,611	(3)	(2)	1,651	1,609
Policy acquisition and underwriting expenses	—	—	676	634	(97)	(94)	579	540
Income (loss) from property and casualty insurance operations before taxes	—	—	22	(84)	100	96	122	12
Life insurance operations:(1)
Total revenue	—	—	92	89	(1)	(1)	91	88
Total benefits and expenses	—	—	68	67	0	0	68	67
Income from life insurance operations before taxes	—	—	24	22	(1)	(1)	23	21
Investment operations:
Net investment income	7	8	160	170	(6)	(5)	161	173
Net realized gains on investments	0	2	304	183	—	—	304	185
Net impairment losses recognized in earnings	0	0	0	0	—	—	0	0
Equity in earnings of limited partnerships	8	4	66	54	—	—	74	58
Income from investment operations before taxes	15	14	530	407	(6)	(5)	539	416
Income from operations before income taxes and noncontrolling interest	123	119	576	345	—	—	699	464
Provision for income taxes	42	40	190	108	—	—	232	148
Net income	$81	$79	$386	$237	$—	$—	$467	$316

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

Net income in the first six months of 2013 benefited from improved results in our property and casualty insurance and investment operations, compared to the first six months of 2012.  The Exchange’s property and casualty insurance operations experienced an 8.8% increase in earned premium, driven by increases in policies in force and the average premium per policy, while losses grew only 2.6% during the same period due to reduced levels of catastrophe losses, offset by increased current accident year non-catastrophe losses and a slight deficiency in prior accident year loss reserves.  Our investment operations generated higher levels of net realized gains on investments in the first six months of 2013, primarily due to higher net realized gains on the sale of common stocks and increases in the fair value of common stocks, compared to the first six months of 2012.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$44	$44	$81	$78
Net realized gains (losses) and impairments on investments	0	(1)	0	2
Income tax (expense) benefit	0	0	0	(1)
Realized gains (losses) and impairments, net of income taxes	0	(1)	0	1
Net income attributable to Indemnity	$44	$43	$81	$79

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.84	$0.82	$1.54	$1.45
Net realized gains (losses) and impairments on investments	0.00	(0.03)	0.00	0.03
Income tax (expense) benefit	0.00	0.01	0.00	(0.01)
Realized gains (losses) and impairments, net of income taxes	0.00	(0.02)	0.00	0.02
Net income attributable to Indemnity	$0.84	$0.80	$1.54	$1.47

Summary of Results – Indemnity Shareholder Interest

Three months ended June 30, 2013
Net income attributable to Indemnity per share-diluted was $0.84 per share in the second quarter of 2013, compared to $0.80 per share in the second quarter of 2012.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.84 per share in the second quarter of 2013, compared to $0.82 per share in the second quarter of 2012.

Six months ended June 30, 2013
Net income attributable to Indemnity per share-diluted was $1.54 per share for the six months ended June 30, 2013, compared to $1.47 per share for the six months ended June 30, 2012.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $1.54 per share for the six months ended June 30, 2013, compared to $1.45 per share for the six months ended June 30, 2012.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with over 10,500 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

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

Investment operations
We generate revenues from our fixed maturity, equity security and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  Management actively evaluates the portfolios for impairments.  We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary.

Earnings from our investment operations increased in the second quarter of 2013, compared to the second quarter of 2012. Net realized gains totaled $61 million in the second quarter of 2013, compared to losses of $107 million in the prior year quarter, primarily reflecting net realized gains from sales of common stock in the second quarter of 2013, compared to decreases in fair value of common stock recorded in the second quarter of 2012.  Net investment income totaled $104 million in the second quarter of 2013, compared to $113 million in the second quarter of 2012.  Equity in earnings of limited partnerships was $39 million in the second quarter of 2013, compared to $37 million in the second quarter of 2012.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, our second quarter 2013 partnership earnings reflect the market conditions experienced in the first quarter of 2013.

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

Management Operations
Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2013	2012	% Change		2013	2012	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$336	$308	9.0%		$632	$577	9.6%
Service agreement revenue	8	8	0.5		15	15	(0.2)
Total revenue from management operations	344	316	8.8		647	592	9.3
Cost of management operations	285	257	10.6		539	487	10.7
Income from management operations – Indemnity (1)	$59	$59	0.9%		$108	$105	2.7%
Gross margin	17.3%	18.6%	(1.3)	pts.	16.7%	17.8%	(1.1)	pts.

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,354	$1,239	9.3%	$2,541	$2,317	9.7%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	338	309	9.3	635	579	9.7
Change in allowance for management fee returned on cancelled policies (1)	(2)	(1)	NM	(3)	(2)	NM
Management fee revenue, net of allowance	$336	$308	9.0%	$632	$577	9.6%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 9.3% in the second quarter of 2013, compared to the second quarter of 2012, due to a 4.4% increase in policies in force and a 4.8% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.9% at June 30, 2013 and December 31, 2012, compared to 90.7% at June 30, 2012.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2013 and 2012.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue remained flat, totaling $8 million in both the second quarters of 2013 and 2012, and $15 million for both the six months ended June 30, 2013 and 2012.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
	(Unaudited)			(Unaudited)
Commissions	$187	$165	13.3%	$351	$314	11.8%
Non-commission expense	98	92	5.9	188	173	8.8
Total cost of management operations	$285	$257	10.6%	$539	$487	10.7%

Commissions – Commissions increased $22 million in the second quarter of 2013 and $37 million for the six months ended June 30, 2013, compared to the same respective periods in 2012. These increases were primarily as a result of the 9.3% and 9.7%, respectively, increase in direct written premium of the Property and Casualty Group, combined with a slight increase in agent bonuses due to an increase in the profitability component of the bonus as a result of factoring in the most recent year's underwriting data. Additionally, impacting the second quarter and six months ended June 30, 2012 was an adjustment that reduced commission expense by $6 million. This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.

Non-commission expense – Non-commission expense increased $6 million in the second quarter of 2013, compared to the second quarter of 2012.  Sales, policy issuance, and underwriting costs increased $1 million.  Personnel costs increased $4 million as a result of a $2 million increase in salaries, a $1 million increase in pension costs, and a $1 million increase in the estimate for incentive plan compensation related to growth and underwriting performance.  All other operating costs increased $1 million.

Non-commission expense increased $15 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  Sales, policy issuance, and underwriting costs increased $3 million.  Personnel costs increased $9 million as a result of a $3 million increase in salaries, a $3 million increase in pension and medical costs, and a $3 million increase in the estimate for incentive plan compensation related to growth and underwriting performance.  All other operating costs increased $3 million, which included a $2 million increase related to professional fees.

Gross margin
The gross margin in the second quarter of 2013 was 17.3%, compared to 18.6% in the second quarter of 2012, and was 16.7% for the six months ended June 30, 2013, compared to 17.8% for the six months ended June 30, 2012. Excluding the adjustment that reduced commission expense by $6 million, the gross margin would have been 16.8% for both the second quarter and six months ended June 30, 2012.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2013	2012	% Change		2013	2012	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,354	$1,239	9.3%		$2,541	$2,317	9.7%
Reinsurance – assumed and ceded	(3)	(8)	60.4		(16)	(14)	(11.3)
Net written premium	1,351	1,231	9.7		2,525	2,303	9.7
Change in unearned premium	155	139	12.1		173	142	22.2
Net premiums earned	1,196	1,092	9.4		2,352	2,161	8.8
Losses and loss expenses:
Current accident year, excluding catastrophe losses	774	720	7.4		1,557	1,406	10.7
Current accident year catastrophe losses	45	204	(78.1)		72	229	(68.7)
Prior accident years, including prior year catastrophe losses	18	(5)	NM		25	(24)	NM
Losses and loss expenses	837	919	(9.0)		1,654	1,611	2.6
Policy acquisition and other underwriting expenses	348	332	4.8		676	634	6.6
Total losses and expenses	1,185	1,251	(5.4)		2,330	2,245	3.7
Underwriting income – Exchange(1)	$11	$(159)	NM	%	$22	$(84)	NM	%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	64.8%	65.9%	(1.1)	pts.	66.2%	65.1%	1.1	pts.
Current accident year catastrophe loss ratio	3.7	18.7	(15.0)		3.0	10.6	(7.6)
Prior accident year loss ratio, including prior year catastrophe losses	1.5	(0.4)	1.9		1.1	(1.1)	2.2
Total loss and loss expense ratio	70.0	84.2	(14.2)		70.3	74.6	(4.3)
Policy acquisition and other underwriting expense ratio	29.1	30.4	(1.3)		28.7	29.3	(0.6)
Combined ratio	99.1%	114.6%	(15.5)	pts.	99.0%	103.9%	(4.9)	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 9.3% to $1.4 billion in the second quarter of 2013, from $1.2 billion in the second quarter of 2012, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.4% in the second quarter of 2013 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 3.1% in the second quarter of 2012.  The year-over-year average premium per policy for all lines of business increased 4.8% at June 30, 2013, compared to 3.7% at June 30, 2012.  The combined impact of these increases was seen primarily in our renewal business and personal lines new business premiums.

Premiums generated from new business increased 11.8% to $173 million in the second quarter of 2013, compared to an increase of 27.8% to $154 million in the second quarter of 2012.  Underlying the trend in new business premiums was a 11.1% increase in new business policies written in the second quarter of 2013, compared to 17.2% in the second quarter of 2012, while the year-over-year average premium per policy on new business increased 4.6% at June 30, 2013, compared to 6.7% at June 30, 2012.

Premiums generated from renewal business increased 8.9% to $1.2 billion in the second quarter of 2013, compared to an increase of 5.9% to $1.1 billion in the second quarter of 2012.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention trends.  The renewal business year-over-year average premium per policy increased 4.9% at June 30, 2013, compared to 3.3% at June 30, 2012.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.9% at June 30, 2013 and December 31, 2012, and 90.7% at June 30, 2012.

Personal lines – Total personal lines premiums written increased 8.7% to $963 million in the second quarter of 2013, from $886 million in the second quarter of 2012, driven by an increase of 4.4% in the total personal lines policies in force and an increase of 3.9% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 18.8% in the second quarter of 2013, compared to 23.8% in the second quarter of 2012, driven by increases in new business policies written and average premium per policy.  Personal lines new business policies written increased 13.3% in the second quarter of 2013, compared to 19.0% in the second quarter of 2012, while the year-over-year average premium per policy on personal lines new business increased 5.0% at June 30, 2013, compared to 4.6% at June 30, 2012.

•
Private passenger auto new business premiums written increased 20.0% in the second quarter of 2013, compared to 18.2% in the second quarter of 2012.  New business policies written for private passenger auto increased 16.2% in the second quarter of 2013, compared to 15.1% in the second quarter of 2012, while the new business year-over-year average premium per policy for private passenger auto increased 3.3% at June 30, 2013, compared to 3.0% at June 30, 2012.

•
Homeowners new business premiums written increased 17.4% in the second quarter of 2013, compared to 33.9% in the second quarter of 2012.  New business policies written for homeowners increased 11.2% in the second quarter of 2013, compared to 22.1% in the second quarter of 2012.  The new business year-over-year average premium per policy for homeowners increased 8.6% at June 30, 2013, compared to 7.7% at June 30, 2012.

Renewal premiums written on personal lines increased 7.5% in the second quarter of 2013, compared to 5.5% in the second quarter of 2012, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 3.9% at June 30, 2013, compared to 2.7% at June 30, 2012.  The personal lines year-over-year policy retention ratio was 91.5% at June 30, 2013, 91.6% at December 31, 2012, and 91.4% at June 30, 2012.

•
Private passenger auto renewal premiums written increased 4.7% in the second quarter of 2013, compared to 2.5% in the second quarter of 2012.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.5% at June 30, 2013, compared to 0.5% at June 30, 2012.  The private passenger auto year-over-year policy retention ratio was 92.2% at June 30, 2013, 92.1% at December 31, 2012 and 91.7% at June 30, 2012.

•
Homeowners renewal premiums written increased 12.3% in the second quarter of 2013, compared to 11.1% in the second quarter of 2012.  The year-over-year average premium per policy on homeowners renewal business increased 8.9% at June 30, 2013, compared to 8.0% at June 30, 2012.  The homeowners year-over-year policyholder retention ratio was 90.6% at June 30, 2013, and 90.9% at December 31, 2012, and 90.8% at June 30, 2012.

Commercial lines – Total commercial lines premiums written increased 10.6% to $391 million in the second quarter of 2013, from $353 million in the second quarter of 2012, driven by a 4.6% increase in the total commercial lines policies in force and a 7.1% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 1.2% in the second quarter of 2013, compared to 34.2% in the second quarter of 2012, driven by increases in new business policies written and average premium per policy.  The combined impact of these increases was seen primarily in the commercial auto and commercial multi-peril lines of business.  Commercial lines new business policies written increased 1.7% in the second quarter of 2013, compared to 10.1% in the second quarter of 2012, while the year-over-year average premium per policy on commercial lines new business increased 9.8% at June 30, 2013, compared to 11.8% at June 30, 2012.

Renewal premiums for commercial lines increased 12.6% in the second quarter of 2013, compared to an increase of 7.1% in the second quarter of 2012, driven by increases in average premium per policy and steady policy retention trends.  The combined impact of these increases was seen primarily in the commercial multi-peril and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 6.6% at June 30, 2013, compared to 4.0% at June 30, 2012.  The year-over-year policy retention ratio for commercial lines was 86.4% at June 30, 2013, 86.2% at December 31, 2012 and 85.9% at June 30, 2012.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group.  At June 30, 2013, we had nearly 2,200 agencies with over 10,500 licensed property and casualty representatives.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 64.8% in the second quarter of 2013, compared to 65.9% in the second quarter of 2012, and was 66.2% for the six months ended June 30, 2013, compared to 65.1% for the six months ended June 30, 2012.  The lower ratio for the first six months of 2012 was driven primarily by a lower volume of non-catastrophe, weather related claims resulting from mild winter weather compared to the first six months of 2013.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $45 million in the second quarter of 2013, compared to $204 million in the second quarter of 2012, and contributed 3.7 points and 18.7 points, respectively, to the loss ratios. Catastrophe losses in the second quarter of 2013 primarily included flooding, hail, ice, snow, tornado and wind storms that occurred in April in the state of Indiana and flooding, hail, and wind storms in April and June which impacted multiple states. Catastrophe losses in the second quarter of 2012 primarily included wind storms that occurred at the end of April in the state of Pennsylvania and at the end of June which impacted multiple states. For the six months ended June 30, 2013, catastrophe losses for the current accident year totaled $72 million, compared to $229 million for the six months ended June 30, 2012, and contributed 3.0 points and 10.6 points, respectively, to the loss ratios.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$20	$2	$29	$(18)
Assumed reinsurance business	4	(3)	3	0
Ceded reinsurance business	(6)	(4)	(7)	(6)
Total prior year loss development	$18	$(5)	$25	$(24)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the second quarter of 2013, the Property and Casualty Group experienced adverse development on direct prior accident year loss reserves of $20 million that contributed 1.7 points to the combined ratio, compared $2 million in the second quarter of 2012 that contributed 0.3 points to the combined ratio. For the six months ended June 30, 2013, adverse development of direct prior accident year loss reserves totaled $29 million and contributed 1.2 points to the combined ratio, compared to favorable development of $18 million that improved the combined ration by 0.7 points for the six months ended June 30, 2012.

The adverse development in the first six months of 2013 was primarily related to increased reserves that occurred in the first quarter on two massive injury lifetime medical claims in the workers compensation line of business, combined with adverse development in the commercial multi-peril line of business that occurred in the second quarter.  In the first six months of 2012, the favorable development was primarily driven by better than expected severity on liability claims in the homeowners and commercial multi-peril lines of business, offset somewhat by adverse development in the second quarter of 2012 driven primarily by an increase in annual claim cost expectations on massive injury lifetime medical claims in the personal auto line of business and increased severity in the workers compensation line of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed reinsurance business totaling $4 million in the second quarter of 2013, compared to favorable development of $3 million in the second quarter of 2012.  In the first six months of 2013, adverse development on prior accident year loss reserves for the assumed reinsurance business totaled $3 million, compared to favorable development of $0.1 million in the first six months of 2012.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $6 million and $4 million in the second quarters of 2013 and 2012, respectively, and by $7 million and $6 million in the first six months of 2013 and 2012, respectively.  The increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves.  In the first six months of 2013, the increase in ceded recoveries was primarily due to adverse development related to the pre-1986 automobile massive injury claims and in the commercial multi-peril and business catastrophe liability lines of business, whereas the increase in the first six months of 2012 was primarily due to adverse development related to the pre-1986 automobile massive injury claims.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio decreased 1.3 points to 29.1% in the second quarter of 2013, compared to 30.4% in the second quarter of 2012, and decreased 0.6 points to 28.7% for the six months ended June 30, 2013, compared to 29.3% for the six months ended June 30, 2012. The 2012 policy acquisition and other underwriting expenses include a charge related to the adoption, on a prospective basis, of the new accounting guidance effective in 2012 related to the lower level of policy acquisition expenses eligible to be deferred. Additionally, the second quarter and six months ended June 30, 2012 includes an adjustment of $4 million which contributed 0.4 points and 0.2 points, respectively, to the combined ratios at June 30, 2012. The adjustment represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods. The management fee rate was 25% for the periods ended June 30, 2013 and 2012.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
	(Unaudited)			(Unaudited)
Individual life premiums, net of reinsurance	$20	$18	10.0%	$38	$35	9.1%
Group life and other premiums	0	0	2.7	1	1	3.4
Other revenue	0	0	(9.8)	1	1	(10.8)
Total net policy revenue	20	18	9.4	40	37	8.6
Net investment income	23	24	(0.8)	46	48	(1.4)
Net realized gains on investments	3	4	(27.7)	6	4	13.5
Impairment losses recognized in earnings	(1)	0	NM	(1)	0	NM
Equity in earnings (losses) of limited partnerships	1	0	NM	1	0	NM
Total revenues	46	46	0.9	92	89	4.2
Benefits and other changes in policy reserves	26	25	6.0	52	50	5.1
Amortization of deferred policy acquisition costs	3	4	(4.3)	6	7	(6.3)
Other operating expenses	4	4	(6.5)	10	10	(4.2)
Total benefits and expenses	33	33	3.1	68	67	2.5
Income before taxes – Exchange(1)	$13	$13	(4.4)%	$24	$22	9.1%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 5.2% to $31 million in the second quarter 2013, from $29 million in the second quarter of 2012.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $12 million in the second quarter of 2013, compared to $11 million in the second quarter of 2012. For the six months ended June 30, 2013, compared to 2012, gross policy revenues totaled $60 million and $57 million, respectively, while ceded reinsurance premiums totaled $21 million for both respective periods.

Premiums received on annuity and universal life products totaled $20 million in both the second quarters of 2013 and 2012.  Of these amounts, annuity and universal life premiums, which are recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $16 million in both the second quarters of 2013 and 2012. For the six months ended June 30, 2013, compared to 2012, premiums received on annuity and universal life products totaled $40 million for both respective periods, while annuity and universal life deposits totaled $32 million for both respective periods.

Investment revenue
In the second quarter and first six months of 2013, EFL experienced a decrease and increase, respectively, in net realized gains on investments, primarily due to the second quarter of 2012 having higher gains on the disposal of bonds and the first six months of 2013 having increased call activity on preferred stocks.  Also, in the second quarter and first six months of 2013, equity in earnings of limited partnerships increased, while net investment income decreased due to lower investment yields and impairment losses recognized in earnings increased due to a bond impairment. See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses
Benefits and other changes in policy reserves increased in the second quarter and first six months of 2013, impacted by an increase in death benefits and future policy benefits compared to the second quarter and first six months of 2012. Offsetting these increases was a slight decrease in the amortization of deferred policy acquisition costs in the second quarter and first six months of 2013.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$3	$4	(21.3)%	$7	$8	(15.4)%
Net realized gains (losses) on investments	0	(1)	NM	0	2	NM
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	5	3	59.3	8	4	84.6
Net revenue from investment operations – Indemnity	$8	$6	51.1%	$15	$14	7.7%
Exchange
Net investment income	$104	$111	(6.3)%	$206	$218	(5.4)%
Net realized gains (losses) on investments	61	(106)	NM	310	187	65.1
Net impairment losses recognized in earnings	(1)	0	NM	(1)	0	NM
Equity in earnings of limited partnerships	34	34	(0.2)	67	54	24.0
Net revenue from investment operations – Exchange(1)	$198	$39	NM	$582	$459	26.7%
NM = not meaningful

(1)
The Exchange’s investment results for the second quarter of 2013 and 2012 include net investment revenues from EFL’s operations of $26 million and $28 million, respectively. The Exchange’s investment results for the first six months of 2013 and 2012 both include net investment revenues from EFL’s operations of $52 million.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income decreased $1 million in the second quarter of 2013, compared to the second quarter of 2012, while the Exchange’s net investment income decreased $7 million.  Indemnity’s net investment income decreased $1 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, while the Exchange’s net investment income decreased $12 million. The decrease in net investment income for Indemnity in both periods was primarily due to lower invested balances, while the decrease for the Exchange was due to lower investment yields, which more than offset higher invested balances.

Net realized gains on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of $0.2 million in the second quarter of 2013, compared to losses of $1 million in the second quarter of 2012, while the Exchange generated net realized gains of $61 million, compared to losses of $106 million. Indemnity generated net realized gains of $0.2 million for the six months ended June 30, 2013, compared to gains of $2 million for the six months ended June 30, 2012, while the Exchange generated net realized gains of $310 million, compared to gains of $187 million.

Indemnity recorded no changes in the fair value of common stocks in the second quarter or the six months ended June 30, 2013, due to the sale of its common stock portfolio classified as trading securities in the fourth quarter of 2012. Net realized losses for Indemnity in the second quarter of 2012 primarily represented decreases in the fair value of common stocks, while net realized gains for the six months ended June 30, 2012 were primarily due to gains on the sales of common stock and increases in the fair value of common stocks. Net realized gains for the Exchange increased in the second quarter of 2013, primarily due to realized gains from the sales of common stock, compared to decreases in the fair value of common stocks recorded in the second quarter of 2012. Net realized gains for the Exchange increased for the six months ended June 30, 2013 due to experiencing higher net realized gains on common stocks and increases in the fair value of common stocks, compared to the six months ended June 30, 2012.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity for the second quarter and six months ended June 30, 2013 were $0.1 million, compared to no net impairment losses for the second quarter and six months ended June 30, 2012.  Net impairment losses for the Exchange were $1 million for the second quarter and six months ended June 30, 2013, compared to no net impairment losses for the second quarter of 2012, and $0.1 million for the six months ended June 30, 2012.

Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships increased $2 million in the second quarter of 2013, compared to the second quarter of 2012, while the Exchange’s equity in earnings of limited partnerships was unchanged.  Indemnity’s equity in earnings of limited partnerships increased $4 million for the six months ended June 30 2013, compared to the six months ended June 30, 2012, while the Exchange’s equity in earnings of limited partnerships increased $13 million. The increase in earnings for Indemnity during the second quarter of 2013 was primarily due to higher earnings from private equity investments, while earnings for the Exchange were unchanged, as higher earnings from private equity were offset by lower earnings from mezzanine debt and real estate investments. For the six months ended June 30, 2013, the increase in earnings for both Indemnity and the Exchange was primarily due to higher earnings from real estate investments.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$0	$0	$0	$0
Preferred stock equity securities	0	0	0	0
Common stock equity securities	0	0	0	1
Common stock increases (decreases) in fair value(1)	0	(1)	0	1
Total net realized gains (losses) – Indemnity(2)	$0	$(1)	$0	$2
Exchange
Securities sold:
Fixed maturities	$4	$13	$17	$19
Preferred stock equity securities	2	2	4	3
Common stock equity securities	51	23	141	52
Common stock increases (decreases) in fair value(1)	4	(144)	148	113
Total net realized gains (losses) – Exchange(2) (3)	$61	$(106)	$310	$187

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(3)
The Exchange’s results for the second quarter of 2013 and 2012 include net realized gains from EFL’s operations of $3 million and $4 million, respectively. The Exchange’s results for the first six months of 2013 and 2012 include net realized gains from EFL’s operations of $6 million and $4 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Indemnity	(Unaudited)		(Unaudited)
Private equity	$3	$1	$2	$2
Mezzanine debt	0	1	1	3
Real estate	2	1	5	(1)
Total equity in earnings of limited partnerships – Indemnity	$5	$3	$8	$4
Exchange
Private equity	$22	$14	$32	$28
Mezzanine debt	5	7	12	17
Real estate	7	13	23	9
Total equity in earnings of limited partnerships – Exchange (1)	$34	$34	$67	$54

(1)
The Exchange’s results for the second quarter of 2013 and 2012 include equity in earnings of limited partnerships from EFL's operations of $0.5 million and $0.2 million, respectively. The Exchange’s results for the first six months of 2013 and 2012 include equity in earnings of limited partnerships from EFL’s operations of $0.9 million and losses of $(0.2) million, respectively.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2013 reflect investment valuation changes resulting from the financial markets and the economy in the first quarter of 2013.

FINANCIAL CONDITION

Investments
We generate revenues from our fixed maturity, equity security and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  Management actively evaluates the portfolios for impairments.  We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary.

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	June 30, 2013	% to total	December 31, 2012	% to total
Indemnity	(Unaudited)
Fixed maturities	$438	67%	$452	66%
Equity securities:
Preferred stock	23	3	29	4
Common stock	25	4	26	4
Limited partnerships:
Private equity	67	10	73	11
Mezzanine debt	23	4	27	4
Real estate	76	12	80	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$653	100%	$688	100%
Exchange
Fixed maturities	$7,725	62%	$7,707	64%
Equity securities:
Preferred stock	647	5	631	5
Common stock	3,046	24	2,731	22
Limited partnerships:
Private equity	474	4	482	4
Mezzanine debt	187	2	196	2
Real estate	350	3	359	3
Life policy loans	17	0	16	0
Real estate mortgage loans	3	0	4	0
Total investments – Exchange	$12,449	100%	$12,126	100%
Total investments – Erie Insurance Group	$13,102		$12,814

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $179 million, or 41%, of the total fixed maturity portfolio for Indemnity and $1.3 billion, or 16%, of the fixed maturity portfolio for the Exchange at June 30, 2013.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $5 million at June 30, 2013, compared to $10 million at December 31, 2012.  At June 30, 2013, the Exchange had net unrealized gains on fixed maturities of $237 million, compared to $449 million at December 31, 2012.

The following table presents a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At June 30, 2013
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$0	$11	$0	$11
Communications	0	0	15	5	0	20
Consumer	0	0	19	27	0	46
Energy	0	0	10	19	0	29
Financial	0	33	44	40	6	123
Government-municipal	81	60	33	5	0	179
Industrial	0	0	1	7	0	8
Structured securities(2)	0	0	0	1	0	1
Technology	0	0	0	9	0	9
Utilities	0	0	3	9	0	12
Total – Indemnity	$81	$93	$125	$133	$6	$438
Exchange
Basic materials	$0	$0	$56	$168	$15	$239
Communications	0	0	208	319	14	541
Consumer	0	26	296	605	22	949
Diversified	0	0	15	0	0	15
Energy	15	54	146	405	14	634
Financial	1	150	1,102	1,082	171	2,506
Foreign government	0	10	13	0	0	23
Government-municipal	379	737	131	27	0	1,274
Government sponsored entity	0	37	0	0	0	37
Industrial	0	10	56	231	15	312
Structured securities(2)	37	253	46	23	2	361
Technology	0	28	51	88	0	167
U.S. Treasury	0	147	0	0	0	147
Utilities	0	0	92	408	20	520
Total – Exchange	$432	$1,452	$2,212	$3,356	$273	$7,725

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	June 30, 2013		December 31, 2012
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	3	0	3	0
Financial	15	0	15	0
Funds (1)	0	25	0	26
Utilities	4	0	10	0
Total – Indemnity	$23	$25	$29	$26
Exchange
Basic materials	$0	$80	$0	$94
Communications	10	277	10	190
Consumer	6	841	5	765
Diversified	2	15	2	21
Energy	0	184	0	177
Financial	522	449	495	423
Funds (1)	0	571	0	436
Government	1	0	1	0
Industrial	7	393	0	390
Technology	0	199	0	197
Utilities	99	37	118	38
Total – Exchange	$647	$3,046	$631	$2,731

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $25 million for Indemnity and $322 million for the Exchange at June 30, 2013, and $26 million for Indemnity and $314 million for the Exchange at December 31, 2012. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  At June 30, 2013, the unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, amounted to $0.4 million for Indemnity and $35 million for the Exchange, compared to $1 million for Indemnity and $48 million for the Exchange at December 31, 2012.

Our common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In the second quarter of 2013, investments in limited partnerships decreased modestly for Indemnity and the Exchange from the investment levels at December 31, 2012.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by partnership earnings.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the second quarter of 2013 reflect the partnership activity experienced in the first quarter of 2013.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At June 30, 2013	At December 31, 2012
Indemnity	(Unaudited)
Private equity	$67	$73
Mezzanine debt	23	27
Real estate	76	80
Total limited partnerships – Indemnity	$166	$180
Exchange
Private equity	$474	$482
Mezzanine debt	187	196
Real estate	350	359
Total limited partnerships – Exchange	$1,011	$1,037

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

	Property and Casualty Group
(in millions)	At June 30, 2013	At December 31, 2012
	(Unaudited)
Gross reserve liability(1):
Personal auto	$1,165	$1,169
Automobile massive injury	351	351
Homeowners	299	299
Workers compensation	555	512
Workers compensation massive injury	95	99
Commercial auto	353	340
Commercial multi-peril	574	557
All other lines of business	172	166
Assumed reinsurance	104	105
Gross reserves	3,668	3,598
Reinsurance recoverable	159	154
Net reserve liability — Exchange	$3,509	$3,444

(1)
Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $83 million at June 30, 2013 and $85 million at December 31, 2012.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 268 claimants requiring lifetime medical care, of which 111 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $297 million at June 30, 2013, which is net of $149 million of anticipated reinsurance recoverables, compared to $305 million at December 31, 2012, which is net of $145 million of anticipated reinsurance recoverables. The slight decrease in the workers compensation massive injury reserves at June 30, 2013, compared to December 31, 2012, was primarily due to claimant aging and a decline in the annual cost of claimant care.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the six months ended June 30:

(in millions)	Erie Insurance Group
	2013	2012
Net cash provided by operating activities	$330	$191
Net cash used in investing activities	(335)	(57)
Net cash used in financing activities	(30)	(79)
Net (decrease) increase in cash and cash equivalents	$(35)	$55

Net cash provided by operating activities totaled $330 million and $191 million for the first six months of 2013 and 2012, respectively.  Increased cash from operating activities for the first six months of 2013 was driven primarily by an increase in premiums collected by the Exchange driven by the increase in premiums written, a decrease in income taxes paid, and an increase in limited partnership distributions received. Offsetting this increase in cash somewhat were increases in losses and loss expenses paid and other underwriting and acquisition costs paid, and a slight decline in net investment income received compared to the first six months of 2012.

At June 30, 2013, we recorded a net deferred tax asset of $43 million attributable to Indemnity and a net deferred tax liability of $312 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2013. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $335 million and $57 million for the first six months of 2013 and 2012, respectively.  The first six months of 2013, investing activities primarily included increased cash used to purchase certain fixed maturity securities and common stocks, offset somewhat by increased cash generated from the sale of other common stocks and fixed maturity securities, compared to the first six months of 2012.  At June 30, 2013, we had contractual commitments to invest up to $423 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $156 million, mezzanine debt securities was $173 million, and real estate activities was $94 million.

For a discussion of net cash used in financing activities, see the following “Cash flow activities — Indemnity,” for the primary drivers of financing cash flows related to Indemnity.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the six months ended June 30:

(in millions)	Indemnity Shareholder Interest
	2013	2012
Net cash provided by operating activities	$57	$66
Net cash provided by investing activities	15	33
Net cash used in financing activities	(45)	(97)
Net increase in cash and cash equivalents	$27	$2

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities totaled $57 million for the first six months of 2013, compared to $66 million for the first six months of 2012.  The slight decrease in cash from operating activities for the first six months of 2013 was primarily due to increases in commissions paid to agents, general operating expenses paid, cash paid for salaries and wages, and income taxes paid. Offsetting this decrease in cash were increases in management fee revenue received and limited partnership distributions, compared to the first six months of 2012. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $356 million in the first six months of 2013, compared to $320 million for the first six months of 2012, as a result of an increase in cash paid for ordinary commissions.  Indemnity made a $17 million contribution to its pension plan in the first quarter of 2013, compared to $16 million in the first quarter of 2012.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 57% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and life functions.

At June 30, 2013, Indemnity recorded a net deferred tax asset of $43 million.  There was no deferred tax valuation allowance recorded at June 30, 2013.

Net cash provided by Indemnity’s investing activities totaled $15 million for the first six months of 2013, compared to $33 million for the first six months of 2012.  Indemnity’s first six months of 2013 investing activities primarily included decreased cash generated from the sales of fixed maturity securities and common stocks, offset somewhat by a slight decrease in cash generated from the sales of preferred stocks compared to the first six months of 2012.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $30 million at June 30, 2013, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $14 million, mezzanine debt securities was $10 million, and real estate activities was $6 million.

Net cash used in Indemnity’s financing activities totaled $45 million for the first six months of 2013, compared to $97 million for the first six months of 2012.  The decrease in cash used in financing activities for the first six months of 2013 was driven by a decrease in the cash outlay for dividends paid to shareholders and share repurchases.  Dividends paid to shareholders totaled

$28 million for the first six months of 2013, compared to $53 million for the first six months of 2012.  Normally, a regular quarterly dividend is declared by the Board at its December meeting of the previous year and paid in January, as in the first six months of 2012. In the first six months of 2013 however, the payment of the regular dividend normally made in January was accelerated and paid in December 2012 due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2013, compared to 2012.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Indemnity repurchased 23,798 shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $1 million, based upon settlement date, in the second quarter of 2013.  During the first six months of 2013, shares repurchased under this program totaled 0.2 million at a total cost of $16 million. In the first six months of 2012, shares repurchased under this program totaled 0.6 million at a total cost of $44 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $53 million of repurchase authority remaining under this program at June 30, 2013, based upon trade date.

Additionally, in January and June 2013, Indemnity purchased 444 and 3,033 shares, respectively, of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $30,927, or $69.65 per share, and $224,527 or $74.03 per share, to settle payments due to retired executives under our long-term incentive plan. These shares were delivered to the plan participant in January and July 2013, respectively. In January and June 2012, Indemnity purchased 669 and 1,134 shares, respectively, of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $50,724, or $75.82 per share, and $79,125, or $69.78 per share, respectively, to settle payments due to two retired senior vice presidents under our long-term incentive plan.  These shares were delivered to the plan participants in January and June 2012, respectively.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $39 million at June 30, 2013, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $369 million at June 30, 2013.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

Indemnity had no borrowings under its line of credit at June 30, 2013.  At June 30, 2013, bonds with fair values of $111 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at June 30, 2013.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $326 million at June 30, 2013, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $10.8 billion at June 30, 2013.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

The Exchange had no borrowings under its line of credit at June 30, 2013.  At June 30, 2013, bonds with fair values of $331 million were pledged as collateral.  These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at June 30, 2013.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six months ended June 30, 2013 and 2012, Indemnity recognized interest income on the note of $0.8 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six months ended June 30, 2013 and 2012, the Exchange recognized interest income on the note of $0.6 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2013.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

State Court Lawsuit Against Erie Indemnity Company
Erie Indemnity Company (“Indemnity”) was named as a defendant in a complaint filed on August 1, 2012 by alleged subscribers of the Erie Insurance Exchange (the “Exchange”) in the Court of Common Pleas Civil Division of Fayette County, Pennsylvania captioned Erie Insurance Exchange, an unincorporated association, by Joseph S. Sullivan and Anita Sullivan, Patricia R. Beltz, and Jenna L. DeBord, trustees ad litem v. Erie Indemnity Co. (the “Sullivan” lawsuit).

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

Indemnity removed the case from state court to the United States District Court for the Western District of Pennsylvania on the basis that it was a class action subject to removal under the Federal Class Action Fairness Act. In October 2012, the federal court remanded the case to state court. Indemnity appealed the remand order, and the United States Court of Appeals for the Third Circuit heard the appeal in March 2013. In June 2013, the Third Circuit issued a ruling affirming the remand to state court. Indemnity filed a Petition for Panel Rehearing or Rehearing En Banc in July 2013. The Third Circuit denied the Petition for Panel Rehearing or Rehearing En Banc in July 2013.

The state court entered an order in February 2013 staying all proceedings in the Sullivan case pending the outcome of the appeal to the Third Circuit. In July, Plaintiffs filed a Petition in state court seeking to lift the stay. Indemnity has opposed the Petition and has asked the state court to stay all further proceedings pending the resolution of the Beltz lawsuit (described below). A decision on this Petition has not yet been rendered.

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. A hearing on that motion was held by the state court in February 2013, but a decision has not yet been rendered.

The Sullivan lawsuit is in its early stages. Indemnity believes that it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the lawsuit.

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

As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself. Indemnity filed a Motion to Intervene as a Party Defendant in the Beltz lawsuit in July 2013, but a decision has not yet been rendered.

The Directors have advised Indemnity that they intend to vigorously defend against the claims in the Beltz lawsuit and have sought indemnification and advancement of expenses from the Company in connection with the Beltz lawsuit.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 26, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended June 30, 2013:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – 30, 2013	6,110	$74.75	6,110	$54
May 1 – 31, 2013	3,958	74.40	3,958	54
June 1 – 30, 2013	16,763	74.22	13,730	53
Total	26,831		23,798

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

The month of June 2013 includes repurchases of 3,033 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $224,527 or $74.03 per share, to settle a payment due to a retired executive under our long-term incentive plan. These shares were delivered to the plan participant in July 2013.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Erie Indemnity Company Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant's Information Statement for the 2013 Annual Meeting of Shareholders filed with the Commission on March 18, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	August 1, 2013	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO