Form 10-Q
period 2013-09-30
ERIE INDEMNITY CO
filed 2013-10-31
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,563,694 at October 18, 2013.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at October 18, 2013.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Premiums earned	$1,241	$1,137	$3,631	$3,333
Net investment income	109	105	316	326
Net realized investment gains	191	169	501	358
Net impairment losses recognized in earnings	(9)	0	(10)	0
Equity in earnings of limited partnerships	37	41	112	99
Other income	8	8	24	24
Total revenues	1,577	1,460	4,574	4,140
Benefits and expenses
Insurance losses and loss expenses	868	912	2,571	2,571
Policy acquisition and underwriting expenses	311	278	906	835
Total benefits and expenses	1,179	1,190	3,477	3,406
Income from operations before income taxes and noncontrolling interest	398	270	1,097	734
Provision for income taxes	131	86	363	234
Net income	$267	$184	$734	$500

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	221	133	607	370

Net income attributable to Indemnity	$46	$51	$127	$130

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$0.98	$1.08	$2.71	$2.73
Class A common stock – diluted	$0.87	$0.96	$2.41	$2.43
Class B common stock – basic and diluted	$147	$162	$406	$411

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,656,911	47,188,741	46,707,971	47,476,693
Class B common stock	2,542	2,544	2,542	2,544

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,851,250	53,374,846	52,902,310	53,662,798
Class B common stock	2,542	2,544	2,542	2,544

Dividends declared per share
Class A common stock	$0.5925	$0.5525	$1.7775	$1.6575
Class B common stock	$88.8750	$82.8750	$266.6250	$248.6250

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 15. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$267	$184	$734	$500

Other comprehensive (loss) income
Change in unrealized holding (losses) gains on available-for-sale securities, net of tax (benefit) expense of $(12), $59, $(123), and $112, respectively	(23)	110	(229)	208
Reclassification adjustment for gross losses (gains) included in net income, net of tax (benefit) expense of $(12), $5, $(5), and $13, respectively	21	(11)	8	(25)
Other comprehensive (loss) income	(2)	99	(221)	183

Comprehensive income	$265	$283	$513	$683
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	221	230	393	549
Total comprehensive income – Indemnity	$44	$53	$120	$134

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $491 and $437, respectively)	$499	$452
Equity securities (cost of $48 and $54, respectively)	48	55
Limited partnerships (cost of $133 and $151, respectively)	158	180
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $7,541 and $7,016, respectively)	7,921	7,707
Equity securities (cost of $809 and $871, respectively)	849	945
Trading securities, at fair value (cost of $2,157 and $1,910, respectively)	2,945	2,417
Limited partnerships (cost of $836 and $913, respectively)	979	1,037
Other invested assets	20	20
Total investments	13,420	12,814

Cash and cash equivalents (Exchange portion of $502 and $388, respectively)	535	400
Premiums receivable from policyholders – Exchange	1,203	1,062
Reinsurance recoverable – Exchange	174	168
Deferred income taxes – Indemnity	42	37
Deferred acquisition costs – Exchange	574	504
Other assets (Exchange portion of $329 and $339, respectively)	436	456
Total assets	$16,384	$15,441

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$574	$515
Exchange liabilities
Losses and loss expense reserves	3,712	3,598
Life policy and deposit contract reserves	1,754	1,708
Unearned premiums	2,654	2,365
Deferred income taxes	368	365
Other liabilities	123	99
Total liabilities	9,185	8,650

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,603,257 and 46,892,681 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(140)	(133)
Retained earnings	1,896	1,852
Total contributed capital and retained earnings	1,774	1,737
Treasury stock, at cost, 21,695,943 and 21,406,519 shares, respectively	(1,117)	(1,095)
Total Indemnity shareholders’ equity	657	642

Noncontrolling interest in consolidated entity – Exchange	6,542	6,149
Total equity	7,199	6,791
Total liabilities, shareholders’ equity and noncontrolling interest	$16,384	$15,441

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Premiums collected	$3,780	$3,452
Net investment income received	337	346
Limited partnership distributions	125	94
Service agreement fee received	23	23
Commissions and bonuses paid to agents	(521)	(470)
Losses paid	(2,039)	(2,050)
Loss expenses paid	(343)	(352)
Other underwriting and acquisition costs paid	(465)	(432)
Income taxes paid	(208)	(246)
Net cash provided by operating activities	689	365

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(2,157)	(1,466)
Preferred stock	(94)	(118)
Common stock	(1,021)	(750)
Limited partnerships	(66)	(64)
Sales/maturities of investments:
Fixed maturity sales	716	535
Fixed maturity calls/maturities	881	877
Preferred stock	84	106
Common stock	1,057	733
Sale of and returns on limited partnerships	125	141
Net purchase of property and equipment	(24)	(27)
Net collections on agent loans	1	0
Net distributions on life policy loans	0	(1)
Net cash used in investing activities	(498)	(34)

Cash flows from financing activities
Annuity deposits and interest	68	72
Annuity surrenders and withdrawals	(58)	(59)
Universal life deposits and interest	20	17
Universal life surrenders	(8)	(7)
Purchase of treasury stock	(22)	(55)
Dividends paid to shareholders	(56)	(80)
Net cash used in financing activities	(56)	(112)

Net increase in cash and cash equivalents	135	219
Cash and cash equivalents at beginning of period	400	185
Cash and cash equivalents at end of period	$535	$404

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

Indemnity plans to expand the property and casualty and life insurance operations of the Erie Insurance Group into the Commonwealth of Kentucky by early 2015.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 26, 2013.

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

Note 3.  Indemnity Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 11. “Indemnity Capital Stock”.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended September 30,
	2013			2012
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$46	46,656,911	$0.98	$51	47,188,741	$1.08
Dilutive effect of stock-based awards	0	93,539	—	0	80,505	—
Assumed conversion of Class B shares	0	6,100,800	—	0	6,105,600	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$46	52,851,250	$0.87	$51	53,374,846	$0.96
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,542	$147	$0	2,544	$162

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Nine months ended September 30,
	2013			2012
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$126	46,707,971	$2.71	$129	47,476,693	$2.73
Dilutive effect of stock-based awards	0	93,539	—	0	80,505	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,105,600	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$127	52,902,310	$2.41	$130	53,662,798	$2.43
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1	2,542	$406	$1	2,544	$411

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

Indemnity has not provided financial or other support to the Exchange for any the reporting periods presented.  At September 30, 2013, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Additionally, the nine months ended September 30, 2012 included an adjustment that reduced commission expense by $6 million which occurred in the second quarter of 2012. This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the third quarters of 2013 and 2012, investment activities on life insurance related assets generated revenues of $26 million and $25 million, respectively, resulting in EFL reporting income before income taxes of $10 million and $12 million, respectively, before intercompany eliminations. For the nine months ended September 30, 2013 and 2012, investment activities on life insurance related assets generated revenues of $78 million and $77 million, respectively, resulting in EFL reporting income before income taxes of $34 million for both periods, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended September 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,221	$21		$(1)	$1,241
Net investment income				$111	(2)	109
Net realized investment gains				191		191
Net impairment losses recognized in earnings				(9)		(9)
Equity in earnings of limited partnerships				37		37
Management fee revenue	$333				(333)	—
Service agreement and other revenue	8		0			8
Total revenues	341	1,221	21	330	(336)	1,577
Cost of management operations	281				(281)	—
Insurance losses and loss expenses		841	28		(1)	868
Policy acquisition and underwriting expenses		356	9		(54)	311
Total benefits and expenses	281	1,197	37	—	(336)	1,179
Income (loss) before income taxes	60	24	(16)	330	—	398
Provision for income taxes	21	8	(5)	107	—	131
Net income (loss)	$39	$16	$(11)	$223	—	$267

	Erie Insurance Group
(in millions)	Three months ended September 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,118	$19		$0	$1,137
Net investment income				$108	(3)	105
Net realized investment gains				169		169
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				41		41
Management fee revenue	$305				(305)	—
Service agreement and other revenue	8		0			8
Total revenues	313	1,118	19	318	(308)	1,460
Cost of management operations	247				(247)	—
Insurance losses and loss expenses		890	24		(2)	912
Policy acquisition and underwriting expense		329	8		(59)	278
Total benefits and expenses	247	1,219	32	—	(308)	1,190
Income (loss) before income taxes	66	(101)	(13)	318	—	270
Provision for income taxes	23	(36)	(4)	103	—	86
Net income (loss)	$43	$(65)	$(9)	$215	$—	$184

	Erie Insurance Group
(in millions)	Nine months ended September 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,573	$60		$(2)	$3,631
Net investment income				$324	(8)	316
Net realized investment gains				501		501
Net impairment losses recognized in earnings				(10)		(10)
Equity in earnings of limited partnerships				112		112
Management fee revenue	$965				(965)	—
Service agreement and other revenue	23		1			24
Total revenues	988	3,573	61	927	(975)	4,574
Cost of management operations	820				(820)	—
Insurance losses and loss expenses		2,495	80		(4)	2,571
Policy acquisition and underwriting expenses		1,032	25		(151)	906
Total benefits and expenses	820	3,527	105	—	(975)	3,477
Income (loss) before income taxes	168	46	(44)	927	—	1,097
Provision for income taxes	59	16	(15)	303	—	363
Net income (loss)	$109	$30	$(29)	$624	$—	$734

	Erie Insurance Group
(in millions)	Nine months ended September 30, 2012
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,279	$55		$(1)	$3,333
Net investment income				$334	(8)	326
Net realized investment gains				358		358
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				99		99
Management fee revenue	$882				(882)	—
Service agreement and other revenue	23		1			24
Total revenues	905	3,279	56	791	(891)	4,140
Cost of management operations	734				(734)	—
Insurance losses and loss expenses		2,501	74		(4)	2,571
Policy acquisition and underwriting expenses		963	25		(153)	835
Total benefits and expenses	734	3,464	99	—	(891)	3,406
Income (loss) before income taxes	171	(185)	(43)	791	—	734
Provision for income taxes	60	(65)	(15)	254	—	234
Net income (loss)	$111	$(120)	$(28)	$537	$—	$500

Note 6. Fair Value

Our available-for-sale and trading securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

Valuation techniques used to derive the fair value of our available-for-sale and trading securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Although the majority of our prices are obtained from third party sources, we also perform an internal pricing review for securities with low trading volumes under current market conditions. Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

For certain securities in an illiquid market, there may be no prices available from a pricing service and no comparable market quotes available.  In these situations, we value the security using an internally-developed, risk-adjusted discounted cash flow model.

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at September 30, 2013:

	Erie Insurance Group
	September 30, 2013
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$219	$0	$219	$0
Corporate debt securities	279	0	278	1
Collateralized debt obligations	1	0	0	1
Total fixed maturities	499	0	497	2
Nonredeemable preferred stock	23	2	21	0
Common stock	25	25	0	0
Total available-for-sale securities	547	27	518	2
Other investments (1)	19	0	0	19
Total – Indemnity	$566	$27	$518	$21
Exchange
Available-for-sale securities:
U.S. government & agencies	$173	$0	$173	$0
States & political subdivisions	1,431	0	1,431	0
Foreign government securities	15	0	15	0
Corporate debt securities	5,969	0	5,943	26
Residential mortgage-backed securities	199	0	199	0
Commercial mortgage-backed securities	48	0	48	0
Collateralized debt obligations	20	0	11	9
Other debt securities	66	0	66	0
Total fixed maturities	7,921	0	7,886	35
Nonredeemable preferred stock	611	230	381	0
Common stock	238	238	0	0
Total available-for-sale securities	8,770	468	8,267	35
Trading securities:
Common stock	2,945	2,931	0	14
Total trading securities	2,945	2,931	0	14
Other investments (1)	100	0	0	100
Total – Exchange	$11,815	$3,399	$8,267	$149
Total – Erie Insurance Group	$12,381	$3,426	$8,785	$170

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of September 30, 2013. During the nine months ended September 30, 2013, Indemnity made no contributions and received distributions totaling $1.4 million, and the Exchange made no contributions and received distributions totaling $18.3 million for these investments. As of September 30, 2013, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at June 30, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	1	0	0	0	0	0	1
Total fixed maturities	2	0	0	0	0	0	2
Total available-for-sale securities	2	0	0	0	0	0	2
Other investments	20	0	0	0	(1)	0	19
Total Level 3 assets – Indemnity	$22	$0	$0	$0	$(1)	$0	$21
Exchange
Available-for-sale securities:
Corporate debt securities	$33	$0	$0	$0	$0	$(7)	$26
Commercial mortgage-backed securities	4	0	0	0	0	(4)	0
Collateralized debt obligations	12	0	0	0	(3)	0	9
Total fixed maturities	49	0	0	0	(3)	(11)	35
Nonredeemable preferred stock	7	0	(3)	0	(4)	0	0
Total available-for-sale securities	56	0	(3)	0	(7)	(11)	35
Trading securities:
Common stock	7	3	0	4	0	0	14
Total trading securities	7	3	0	4	0	0	14
Other investments	113	3	0	0	(16)	0	100
Total Level 3 assets – Exchange	$176	$6	$(3)	$4	$(23)	$(11)	$149
Total Level 3 assets – Erie Insurance Group	$198	$6	$(3)	$4	$(24)	$(11)	$170

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $3 million included in net realized investment gains (losses) and $3 million included in equity in earnings of limited partnerships for the three months ended September 30, 2013 on Level 3 securities.

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

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended September 30, 2013.

For the Exchange, there were no transfers between Level 1 and Level 2 or from Level 2 to Level 3 for the three months ended September 30, 2013. Level 3 to Level 2 transfers totaled $11 million for two fixed maturity holdings. These transfers out of Level 3 were primarily the result of using observable market data to determine the fair value at September 30, 2013.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	3	0	0	0	(2)	0	1
Total fixed maturities	4	0	0	0	(2)	0	2
Total available-for-sale securities	4	0	0	0	(2)	0	2
Other investments	19	1	0	0	(1)	0	19
Total Level 3 assets – Indemnity	$23	$1	$0	$0	$(3)	$0	$21
Exchange
Available-for-sale securities:
Corporate debt securities	$43	$0	$0	$1	$(3)	$(15)	$26
Commercial mortgage-backed securities	0	0	0	0	(1)	1	0
Collateralized debt obligations	16	2	0	0	(10)	1	9
Total fixed maturities	59	2	0	1	(14)	(13)	35
Nonredeemable preferred stock	0	2	(1)	4	(10)	5	0
Total available-for-sale securities	59	4	(1)	5	(24)	(8)	35
Trading securities:
Common stock	15	0	0	4	(5)	0	14
Total trading securities	15	0	0	4	(5)	0	14
Other investments	109	9	0	0	(18)	0	100
Total Level 3 assets – Exchange	$183	$13	$(1)	$9	$(47)	$(8)	$149
Total Level 3 assets – Erie Insurance Group	$206	$14	$(1)	$9	$(50)	$(8)	$170

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $4 million included in net realized investment gains (losses) and $10 million included in equity in earnings of limited partnerships for the nine months ended September 30, 2013 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

For Indemnity, there were no Level 1 to Level 2 transfers for the nine months ended September 30, 2013. Level 2 to Level 1 transfers totaled $1 million due to trading activity levels related to one preferred stock holding, and there were no transfers between Levels 2 and 3.

For the Exchange, Level 1 to Level 2 transfers totaled $6 million and Level 2 to Level 1 transfers totaled $51 million due to trading activity levels related to one preferred stock holding and five preferred stock holdings, respectively, for the nine months ended September 30, 2013. Level 2 to Level 3 transfers totaled $39 million for seven fixed maturity holdings and one preferred stock holding, and Level 3 to Level 2 transfers totaled $47 million for six fixed maturity holdings. These transfers in and out of Level 3 were primarily the result of using non-binding and binding broker quotes, respectively, to determine the fair value at September 30, 2013.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	September 30, 2013
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities	$1	1	Market approach	Non-binding broker quote	112.32
Collateralized debt obligations	1	2	Income approach	Projected maturity date	Mar 2014 - Jul 2015
				Repayment at maturity	35 - 100%	70.0%
				Discount rate	7.5 - 15.0%	11.0%
Other investments	$19	2	See (1) below
Total Level 3 assets – Indemnity	$21	5

Exchange
Corporate debt securities	26	7	Market approach	Non-binding broker quote	107.40 - 115.50	110.00
				Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Comparable security yield	6.00%
Collateralized debt obligations	6	4	Income approach	Projected maturity date	Mar 2014 - Oct 2035
				Repayment at maturity	35 - 100%	90.0%
				Discount rate	7.0 - 18.0%	9.0%
				Projected LIBOR rate	0.26%

	3	3	Market approach	Non-binding broker quote	21.00 - 64.00	51.00
Common stock	14	4	Market approach	Comparable transaction EBITDA multiples	6.7 - 17.1x	8.0x
				Discount for lack of marketability	5 - 30%	30%
Other investments	100	4	See (1) below
Total Level 3 assets – Exchange	$149	22
Total Level 3 assets – Erie Insurance Group	$170	27

(1)
Other investments representing certain limited partnerships are recorded at fair value and are based upon net asset value (NAV) provided by the general partner where the unobservable inputs are not reasonably available to us.

Securities valued using unobservable inputs shown above totaled $170 million at September 30, 2013. Level 3 assets represent less than 1.4% of the total assets measured at fair value on a recurring basis for the Erie Insurance Group.

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

Collateralized-debt-obligation securities and Corporate debt securities – When a non-binding broker quote was the only input available, it was considered unobservable.

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at June 30, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	4	0	0	0	(1)	0	3
Total fixed maturities	5	0	0	0	(1)	0	4
Total available-for-sale securities	5	0	0	0	(1)	0	4
Other investments (3)	18	0	0	0	0	0	18
Total Level 3 assets – Indemnity	$23	$0	$0	$0	$(1)	$0	$22
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$0	$0	$0	$0	$0	$4
Corporate debt securities	23	0	1	0	0	10	34
Collateralized debt obligations	27	0	0	0	(4)	23	46
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	59	0	1	0	(4)	33	89
Nonredeemable preferred stock	5	0	1	0	0	0	6
Total available-for-sale securities	64	0	2	0	(4)	33	95
Trading securities:
Common stock	14	(1)	0	0	0	0	13
Total trading securities	14	(1)	0	0	0	0	13
Other investments (3)	107	3	0	0	(2)	0	108
Total Level 3 assets – Exchange	$185	$2	$2	$0	$(6)	$33	$216
Total Level 3 assets – Erie Insurance Group	$208	$2	$2	$0	$(7)	$33	$238

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $(1) million included in net realized investment gains (losses) and $3 million included in equity in earnings of limited partnerships for the three months ended September 30, 2012 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

(3)
The other investments reported as Level 3 assets represent real estate funds which were previously presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets for the three months ended September 30, 2012.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For Indemnity, Level 1 to Level 2 transfers totaled $2 million and Level 2 to Level 1 transfers totaled $1 million due to trading activity levels related to one preferred stock holding and one preferred stock holding, respectively, for the three months ended September 30, 2012. There were no transfers between Level 2 and Level 3.

For the Exchange, Level 1 to Level 2 transfers totaled $42 million and Level 2 to Level 1 transfers totaled $35 million due to trading activity levels related to three preferred stock holdings and five preferred stock holdings, respectively, for the three months ended September 30, 2012. Transfers between Level 2 and Level 3 totaled $34 million and Level 3 to Level 2 transfers totaled $1 million related to four fixed maturity holdings and one fixed maturity holding, respectively. These transfers in and out of Level 3 were primarily the result of using unobservable and observable market data, respectively, to determine the fair value at September 30, 2012.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2012
Indemnity
Corporate debt securities	$0	$0	$0	$0	$0	$1	$1
Collateralized debt obligations	4	0	0	0	(1)	0	3
Total fixed maturities	4	0	0	0	(1)	1	4
Total available-for-sale securities	4	0	0	0	(1)	1	4
Other investments (3)	17	1	0	0	0	0	18
Total Level 3 assets – Indemnity	$21	$1	$0	$0	$(1)	$1	$22
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$0	$0	$0	$0	$0	$4
Corporate debt securities	12	0	1	1	(5)	25	34
Collateralized debt obligations	29	1	3	0	(7)	20	46
Other debt securities	5	0	0	0	0	0	5
Total fixed maturities	50	1	4	1	(12)	45	89
Nonredeemable preferred stock	5	0	1	0	0	0	6
Total available-for-sale securities	55	1	5	1	(12)	45	95
Trading securities:
Common stock	12	2	0	0	(1)	0	13
Total trading securities	12	2	0	0	(1)	0	13
Other investments (3)	102	9	0	0	(3)	0	108
Total Level 3 assets – Exchange	$169	$12	$5	$1	$(16)	$45	$216
Total Level 3 assets – Erie Insurance Group	$190	$13	$5	$1	$(17)	$46	$238

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $3 million included in net realized investment gains (losses) and $10 million included in equity in earnings of limited partnerships for the nine months ended September 30, 2012 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

(3)
The other investments reported as Level 3 assets represent real estate funds which were previously presented with our limited partnerships reported under the equity method of accounting and therefore were not included in our fair value measurements table. This table has been adjusted to reflect the appropriate fair value of these assets for the nine months ended September 30, 2012.

For Indemnity, Level 1 to Level 2 transfers totaled $3 million and Level 2 to Level 1 transfers totaled $1 million due to trading activity levels related to two preferred stock holdings and one preferred stock holding, respectively, for the nine months ended September 30, 2012. Level 2 to Level 3 transfers totaled $1 million due to trading activity levels related to one fixed maturity holding, and there were no transfers from Level 3 to Level 2.

For the Exchange, Level 1 to Level 2 transfers totaled $56 million and Level 2 to Level 1 transfers totaled $53 million due to trading activity levels related to six preferred stock holdings and six preferred stock holdings, respectively, for the nine months ended September 30, 2012. Level 2 to Level 3 transfers totaled $46 million and Level 3 to Level 2 transfers totaled $1 million related to eight fixed maturity holdings and one fixed maturity holding, respectively. These transfers in and out of Level 3 were primarily the result of using non-binding and binding broker quotes, respectively, to determine the fair value at September 30, 2012.

The following table sets forth our consolidated fair value measurements on a recurring basis by pricing source at September 30, 2013:

	Erie Insurance Group
(in millions)	September 30, 2013
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$497	$0	$497	$0
Priced via market comparables/broker quotes (1)	1	0	0	1
Priced via internal modeling	1	0	0	1
Total fixed maturities	499	0	497	2
Nonredeemable preferred stock:
Priced via pricing services	21	2	19	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Priced via internal modeling	0	0	0	0
Total nonredeemable preferred stock	23	2	21	0
Common stock:
Priced via pricing services	25	25	0	0
Priced via market comparables/broker quotes (1)	0	0	0	0
Priced via internal modeling	0	0	0	0
Total common stock	25	25	0	0
Other investments:
Priced via unobservable inputs (2)	19	0	0	19
Total other investments	19	0	0	19
Total – Indemnity	$566	$27	$518	$21
Exchange
Fixed maturities:
Priced via pricing services	$7,836	$0	$7,836	$0
Priced via market comparables/broker quotes (1)	71	0	50	21
Priced via internal modeling	14	0	0	14
Total fixed maturities	7,921	0	7,886	35
Nonredeemable preferred stock:
Priced via pricing services	597	230	367	0
Priced via market comparables/broker quotes (1)	14	0	14	0
Priced via internal modeling	0	0	0	0
Total nonredeemable preferred stock	611	230	381	0
Common stock:
Priced via pricing services	3,169	3,169	0	0
Priced via market comparables/broker quotes (1)	0	0	0	0
Priced via internal modeling	14	0	0	14
Total common stock	3,183	3,169	0	14
Other investments:
Priced via unobservable inputs (2)	100	0	0	100
Total other investments	100	0	0	100
Total – Exchange	$11,815	$3,399	$8,267	$149
Total – Erie Insurance Group	$12,381	$3,426	$8,785	$170

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at September 30, 2013:

	Erie Insurance Group
	September 30, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$212	$8	$1	$219
Corporate debt securities	278	2	1	279
Collateralized debt obligations	1	0	0	1
Total fixed maturities	491	10	2	499
Nonredeemable preferred stock	22	1	0	23
Common stock	26	0	1	25
Total available-for-sale securities – Indemnity	$539	$11	$3	$547
Exchange
Available-for-sale securities:
U.S. government & agencies	$173	$2	$2	$173
States & political subdivisions	1,383	60	12	1,431
Foreign government securities	15	0	0	15
Corporate debt securities	5,647	367	45	5,969
Residential mortgage-backed securities	200	4	5	199
Commercial mortgage-backed securities	46	2	0	48
Collateralized debt obligations	13	7	0	20
Other debt securities	64	3	1	66
Total fixed maturities	7,541	445	65	7,921
Nonredeemable preferred stock	568	53	10	611
Common stock	241	0	3	238
Total available-for-sale securities – Exchange	$8,350	$498	$78	$8,770
Total available-for-sale securities – Erie Insurance Group	$8,889	$509	$81	$9,317

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2012:

	Erie Insurance Group
	December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$172	$13	$0	$185
Corporate debt securities	259	2	0	261
Commercial mortgage-backed securities	3	0	0	3
Collateralized debt obligations	3	0	0	3
Total fixed maturities	437	15	0	452
Nonredeemable preferred stock	28	2	1	29
Common stock	26	0	0	26
Total available-for-sale securities – Indemnity	$491	$17	$1	$507
Exchange
Available-for-sale securities:
U.S. government & agencies	$190	$2	$1	$191
States & political subdivisions	1,218	103	0	1,321
Foreign government securities	15	1	0	16
Corporate debt securities	5,211	569	3	5,777
Residential mortgage-backed securities	226	6	1	231
Commercial mortgage-backed securities	62	5	0	67
Collateralized debt obligations	43	6	0	49
Other debt securities	51	4	0	55
Total fixed maturities	7,016	696	5	7,707
Nonredeemable preferred stock	555	77	1	631
Common stock	316	0	2	314
Total available-for-sale securities – Exchange	$7,887	$773	$8	$8,652
Total available-for-sale securities – Erie Insurance Group	$8,378	$790	$9	$9,159

The amortized cost and estimated fair value of fixed maturities at September 30, 2013 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	September 30, 2013
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$106	$106
Due after one year through five years	239	242
Due after five years through ten years	71	73
Due after ten years	75	78
Total fixed maturities – Indemnity	$491	$499
Exchange
Due in one year or less	476	484
Due after one year through five years	2,681	2,862
Due after five years through ten years	2,781	2,927
Due after ten years	1,603	1,648
Total fixed maturities – Exchange	$7,541	$7,921
Total fixed maturities – Erie Insurance Group	$8,032	$8,420

Available-for-sale securities in a gross unrealized loss position at September 30, 2013 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	September 30, 2013
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$23	$1	$0	$0	$23	$1	10
Corporate debt securities	73	1	10	0	83	1	15
Total fixed maturities	96	2	10	0	106	2	25
Nonredeemable preferred stock	3	0	6	0	9	0	4
Common stock	25	1	0	0	25	1	2
Total available-for-sale securities – Indemnity	$124	$3	$16	$0	$140	$3	31
Quality breakdown of fixed maturities:
Investment grade	$96	$2	$10	$0	$106	$2	25
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$96	$2	$10	$0	$106	$2	25
Exchange
Available-for-sale securities:
U.S. government & agencies	$104	$2	$0	$0	$104	$2	7
States & political subdivisions	309	12	0	0	309	12	77
Foreign government securities	5	0	0	0	5	0	1
Corporate debt securities	1,116	44	6	1	1,122	45	199
Residential mortgage-backed securities	87	4	14	1	101	5	18
Other debt securities	32	1	0	0	32	1	6
Total fixed maturities	1,653	63	20	2	1,673	65	308
Nonredeemable preferred stock	165	9	15	1	180	10	24
Common stock	238	3	0	0	238	3	3
Total available-for-sale securities – Exchange	$2,056	$75	$35	$3	$2,091	$78	335
Quality breakdown of fixed maturities:
Investment grade	$1,561	$58	$19	$2	$1,580	$60	289
Non-investment grade	92	5	1	0	93	5	19
Total fixed maturities – Exchange	$1,653	$63	$20	$2	$1,673	$65	308

The above securities for Indemnity and the Exchange have been evaluated and determined to be temporary impairments for which we expect to recover our entire principal plus interest.  The primary components of this analysis include a general review of market conditions and financial performance of the issuer along with the extent and duration at which fair value is less than cost.  Any securities that we intend to sell or will more likely than not be required to sell before recovery are included in other-than-temporary impairments with the impairment charges recognized in earnings.

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

The above securities for Indemnity and the Exchange have been evaluated and determined to be temporary impairments for which we expect to recover our entire principal plus interest.  The primary components of this analysis include a general review of market conditions and financial performance of the issuer along with the extent and duration at which fair value is less than cost.  Any securities that we intend to sell or will more likely than not be required to sell before recovery are included in other-than-temporary impairments with the impairment charges recognized in earnings.

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Indemnity
Fixed maturities	$3	$4	$9	$10
Equity securities	1	0	2	2
Cash equivalents and other	0	1	1	1
Total investment income	4	5	12	13
Less: investment expenses	0	1	1	1
Investment income, net of expenses – Indemnity	$4	$4	$11	$12
Exchange
Fixed maturities	$83	$87	$249	$266
Equity securities	29	23	80	72
Cash equivalents and other	1	0	1	2
Total investment income	113	110	330	340
Less: investment expenses	8	9	25	26
Investment income, net of expenses – Exchange	$105	$101	$305	$314
Investment income, net of expenses – Erie Insurance Group	$109	$105	$316	$326

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$1	$0	$1	$0
Gross realized losses	0	0	0	0
Net realized gains	1	0	1	0
Equity securities:
Gross realized gains	0	0	0	0
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	0
Trading securities:
Common stock:
Gross realized gains	0	0	0	1
Gross realized losses	0	0	0	0
Increases in fair value(1)	0	2	0	3
Net realized gains	0	2	0	4
Net realized investment gains – Indemnity	$1	$2	$1	$4
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$4	$22	$26	$47
Gross realized losses	(20)	(6)	(25)	(12)
Net realized (losses) gains	(16)	16	1	35
Equity securities:
Gross realized gains	0	5	4	10
Gross realized losses	(9)	(5)	(9)	(7)
Net realized (losses) gains	(9)	0	(5)	3
Trading securities:
Common stock:
Gross realized gains	90	37	246	122
Gross realized losses	(8)	(24)	(23)	(57)
Increases in fair value(1)	133	138	281	251
Net realized gains	215	151	504	316
Net realized investment gains – Exchange	$190	$167	$500	$354
Net realized investment gains – Erie Insurance Group	$191	$169	$501	$358

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments are included below:

(in millions)	Erie Insurance Group
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Indemnity
Fixed maturities	$0	$0	$0	$0
Equity securities	0	0	0	0
Total other-than-temporary impairments	0	0	0	0
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Indemnity	$0	$0	$0	$0
Exchange
Fixed maturities	$1	$0	$2	$0
Equity securities	8	0	8	0
Total other-than-temporary impairments	9	0	10	0
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Exchange	$9	$0	$10	$0
Net impairment losses recognized in earnings – Erie Insurance Group	$9	$0	$10	$0

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through September 30, 2013 are comprised of partnership financial results for the fourth quarter of 2012 and first six months of 2013.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2013.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

We have provided summarized financial information in the following table for the nine months ended September 30, 2013 and for the year ended December 31, 2012.  Amounts provided in the table are presented using the latest available financial statements received from the partnerships.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through September 30, 2013 include partnership financial results for the fourth quarter of 2012 and the first two quarters of 2013.

	Erie Insurance Group
	As of and for the nine months ended September 30, 2013
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$51	$(7)	$7
Greater than or equal to 10% but less than 50%	3	14	2	0
Greater than 50%	0	0	0	0
Total private equity	29	65	(5)	7
Mezzanine debt:
Less than 10%	11	15	0	1
Greater than or equal to 10% but less than 50%	3	7	0	2
Greater than 50%	1	0	0	0
Total mezzanine debt	15	22	0	3
Real estate:
Less than 10%	12	47	1	3
Greater than or equal to 10% but less than 50%	3	15	1	2
Greater than 50%	3	9	1	0
Total real estate	18	71	3	5
Total limited partnerships – Indemnity	62	$158	$(2)	$15
Exchange
Private equity:
Less than 10%	43	$414	$(29)	$65
Greater than or equal to 10% but less than 50%	3	63	11	(1)
Greater than 50%	0	0	0	0
Total private equity	46	477	(18)	64
Mezzanine debt:
Less than 10%	19	121	1	11
Greater than or equal to 10% but less than 50%	4	23	(1)	5
Greater than 50%	3	34	1	2
Total mezzanine debt	26	178	1	18
Real estate:
Less than 10%	22	216	(5)	24
Greater than or equal to 10% but less than 50%	6	76	2	7
Greater than 50%	3	32	(2)	8
Total real estate	31	324	(5)	39
Total limited partnerships – Exchange	103	$979	$(22)	$121
Total limited partnerships – Erie Insurance Group		$1,137	$(24)	$136

Per the limited partnership financial statements, total partnership assets were $49 billion and total partnership liabilities were $5 billion at September 30, 2013 (as recorded in the June 30, 2013 limited partnership financial statements).  For the nine months period comparable to that presented in the preceding table (fourth quarter of 2012 and first two quarters of 2013), total partnership valuation adjustment gains were $1 billion and total partnership net income was $5 billion.

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

Note 8.  Bank Line of Credit

As of September 30, 2013, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2016. As of September 30, 2013, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  There were no borrowings outstanding on the line of credit as of September 30, 2013.  Bonds with a fair value of $111 million were pledged as collateral on the line at September 30, 2013.

As of September 30, 2013, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 28, 2016. As of September 30, 2013, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  There were no borrowings outstanding on the line of credit as of September 30, 2013.  Bonds with a fair value of $332 million were pledged as collateral on the line at September 30, 2013.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of September 30, 2013.  The banks require compliance with certain covenants, which include minimum net worth and leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at September 30, 2013.

On October 25, 2013, Indemnity amended its revolving credit facility to extend the maturity date to November 3, 2018, lower the borrowing costs, and eliminate the minimum net worth financial covenant.

On October 25, 2013, the Exchange entered into a second amended and restated credit agreement to extend the maturity date to October 25, 2018, lower the borrowing costs, and eliminate the minimum statutory surplus covenant.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At September 30, 2013, we recorded a net deferred tax liability of $326 million on our Consolidated Statements of Financial Position.  Of this amount, $42 million is a net deferred tax asset attributable to Indemnity and $368 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at September 30, 2013.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

We offer a noncontributory defined benefit pension plan that covers substantially all employees.  This is the largest postretirement benefit plan we offer.  We also offer an unfunded supplemental employee retirement plan (“SERP”) for certain members of executive and senior management of the Erie Insurance Group. The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost for benefits earned	$7	$5	$20	$16
Interest cost on benefits obligation	6	6	19	18
Expected return on plan assets	(8)	(6)	(23)	(20)
Prior service cost amortization	0	1	1	1
Net actuarial loss amortization	4	2	11	8
Pension plan cost	$9	$8	$28	$23

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries and a contingent liability, $27 million at September 30, 2013, exists in the event EFL does not honor the annuity contracts.

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no share conversions during the nine months ended September 30, 2013. In both the first and fourth quarters of 2012, two shares of Class B common stock were converted into 4,800 shares of Class A common stock. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $47 million of repurchase authority remaining under this program at September 30, 2013.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the nine months ended September 30, 2013:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2012	$13	$(146)	$(133)
Other comprehensive loss before reclassifications, net of tax	(8)	0	(8)
Amounts reclassified from accumulated other comprehensive loss, net of tax(1)	1	0	1
Net current period other comprehensive loss, net of tax	(7)	0	(7)
Balance at September 30, 2013	$6	$(146)	$(140)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the three and nine months ended September 30, 2013:

	Erie Insurance Group
	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment losses	$(24)	$(3)
Net impairment losses recognized in earnings	(9)	(10)
Loss from operations before income taxes and noncontrolling interest	(33)	(13)
Provision for income taxes	(12)	(5)
Net loss	(21)	(8)
Less: Net loss attributable to noncontrolling interest in consolidated entity – Exchange	(22)	(9)
Net income attributable to Indemnity	$1	$1

Amortization of postretirement plan items(2):
Net income attributable to Indemnity	$0	$0

Net income attributable to Indemnity	$1	$1

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2012 and for the nine months ended September 30, 2013:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2011	$781	$5,512	$6,293
Net income	160	459	619
Change in other comprehensive (loss) income, net of tax	(28)	178	150
Net purchase of treasury stock	(69)	—	(69)
Dividends declared:
Class A $4.25 per share	(200)	—	(200)
Class B $637.50 per share	(2)	—	(2)
Balance at December 31, 2012	$642	$6,149	$6,791
Net income	127	607	734
Change in other comprehensive loss, net of tax	(7)	(214)	(221)
Net purchase of treasury stock	(22)	—	(22)
Dividends declared:
Class A $1.7775 per share	(82)	—	(82)
Class B $266.6250 per share	(1)	—	(1)
Balance at September 30, 2013	$657	$6,542	$7,199

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $30 million related to its limited partnership investments at September 30, 2013.  These commitments are split among private equity securities of $14 million, mezzanine debt securities of $10 million, and real estate activities of $6 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $388 million related to its limited partnership investments at September 30, 2013.  These commitments are split among private equity securities of $137 million, mezzanine debt securities of $164 million, and real estate activities of $87 million.  These commitments will be funded as required by the partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At September 30, 2013
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$499	$7,921	$—	$8,420
Equity securities	48	849	—	897
Trading securities, at fair value	0	2,945	—	2,945
Limited partnerships	158	979	—	1,137
Other invested assets	1	20	—	21
Total investments	706	12,714	—	13,420
Cash and cash equivalents	33	502	—	535
Premiums receivable from policyholders	—	1,203	—	1,203
Reinsurance recoverable	—	174	—	174
Deferred income tax asset	42	0	—	42
Deferred acquisition costs	—	574	—	574
Other assets	107	329	—	436
Receivables from the Exchange and other affiliates	320	—	(320)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,233	$15,496	$(345)	$16,384
Liabilities
Losses and loss expense reserves	$—	$3,712	$—	$3,712
Life policy and deposit contract reserves	—	1,754	—	1,754
Unearned premiums	—	2,654	—	2,654
Deferred income tax liability	0	368	—	368
Other liabilities	576	466	(345)	697
Total liabilities	576	8,954	(345)	9,185
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	657	—	—	657
Noncontrolling interest in consolidated entity – Exchange	—	6,542	—	6,542
Total equity	657	6,542	—	7,199
Total liabilities, shareholders’ equity and noncontrolling interest	$1,233	$15,496	$(345)	$16,384

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2012
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$452	$7,707	$—	$8,159
Equity securities	55	945	—	1,000
Trading securities, at fair value	0	2,417	—	2,417
Limited partnerships	180	1,037	—	1,217
Other invested assets	1	20	—	21
Total investments	688	12,126	—	12,814
Cash and cash equivalents	12	388	—	400
Premiums receivable from policyholders	—	1,062	—	1,062
Reinsurance recoverable	—	168	—	168
Deferred income tax asset	37	0	—	37
Deferred acquisition costs	—	504	—	504
Other assets	117	339	—	456
Receivables from the Exchange and other affiliates	281	—	(281)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,160	$14,587	$(306)	$15,441
Liabilities
Losses and loss expense reserves	$—	$3,598	$—	$3,598
Life policy and deposit contract reserves	—	1,708	—	1,708
Unearned premiums	—	2,365	—	2,365
Deferred income tax liability	0	365	—	365
Other liabilities	518	402	(306)	614
Total liabilities	518	8,438	(306)	8,650
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	642	—	—	642
Noncontrolling interest in consolidated entity – Exchange	—	6,149	—	6,149
Total equity	642	6,149	—	6,791
Total liabilities, shareholders’ equity and noncontrolling interest	$1,160	$14,587	$(306)	$15,441

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $317 million and $278 million at September 30, 2013 and December 31, 2012, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $3 million at September 30, 2013 and December 31, 2012.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For the nine months ended September 30, 2013 and 2012, Indemnity recognized interest income on the note of $1.3 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Management operations:
Management fee revenue, net	$333	$305	$965	$882
Service agreement revenue	8	8	23	23
Total revenue from management operations	341	313	988	905
Cost of management operations	281	247	820	734
Income from management operations before taxes	60	66	168	171
Investment operations:
Net investment income	4	4	11	12
Net realized gains on investments	1	2	1	4
Net impairment losses recognized in earnings	0	0	0	0
Equity in earnings of limited partnerships	5	6	13	10
Income from investment operations before taxes	10	12	25	26
Income from operations before income taxes	70	78	193	197
Provision for income taxes	24	27	66	67
Net income attributable to Indemnity	$46	$51	$127	$130

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Nine months ended September 30,
	2013	2012
Management fee received	$933	$851
Service agreement fee received	23	23
Net investment income received	16	19
Limited partnership distributions	18	11
Decrease in reimbursements collected from affiliates	(8)	(2)
Commissions and bonuses paid to agents	(521)	(470)
Salaries and wages paid	(110)	(99)
Pension contribution and employee benefits paid	(33)	(36)
General operating expenses paid	(124)	(99)
Income taxes paid	(62)	(54)
Net cash provided by operating activities	132	144
Net cash used in investing activities	(33)	(8)
Net cash used in financing activities	(78)	(135)
Net increase in cash and cash equivalents	21	1
Cash and cash equivalents at beginning of period	12	11
Cash and cash equivalents at end of period	$33	$12

Note 16.  Subsequent Events

Other than Indemnity and the Exchange amending their respective bank revolving lines of credit on October 25, 2013, as discussed in Note 8. "Bank Line of Credit," no items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure.

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

Three months ended September 30, 2013

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Management operations:
Management fee revenue, net	$333	$305	$—	$—	$(333)	$(305)	$—	$—
Service agreement revenue	8	8	—	—	—	—	8	8
Total revenue from management operations	341	313	—	—	(333)	(305)	8	8
Cost of management operations	281	247	—	—	(281)	(247)	—	—
Income from management operations before taxes	60	66	—	—	(52)	(58)	8	8
Property and casualty insurance operations:
Net premiums earned	—	—	1,221	1,118	—	—	1,221	1,118
Losses and loss expenses	—	—	841	890	(1)	(2)	840	888
Policy acquisition and underwriting expenses	—	—	356	329	(54)	(59)	302	270
Income (loss) from property and casualty insurance operations before taxes	—	—	24	(101)	55	61	79	(40)
Life insurance operations:(1)
Total revenue	—	—	47	44	(1)	0	46	44
Total benefits and expenses	—	—	37	32	0	0	37	32
Income from life insurance operations before taxes	—	—	10	12	(1)	0	9	12
Investment operations:
Net investment income	4	4	83	81	(2)	(3)	85	82
Net realized gains on investments	1	2	188	165	—	—	189	167
Net impairment losses recognized in earnings	0	0	(9)	0	—	—	(9)	0
Equity in earnings of limited partnerships	5	6	32	35	—	—	37	41
Income from investment operations before taxes	10	12	294	281	(2)	(3)	302	290
Income from operations before income taxes and noncontrolling interest	70	78	328	192	—	—	398	270
Provision for income taxes	24	27	107	59	—	—	131	86
Net income	$46	$51	$221	$133	$—	$—	$267	$184

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

Net income in the third quarter of 2013 benefited from improved results in our property and casualty insurance and investment operations, compared to the third quarter of 2012.

The Exchange’s property and casualty insurance operations experienced a 9.2% increase in earned premium in the third quarter of 2013, driven by increases in policies in force and the average premium per policy. Losses from the Exchange’s property and casualty insurance operations decreased during the same period due to lower levels of catastrophe losses and slightly higher levels of favorable development on prior accident year loss reserves, compared to the third quarter of 2012.

Our investment operations were positively impacted by an increase in net realized gains on investments related to the sales of common stock in the third quarter of 2013, offset somewhat by net impairment losses recognized in earnings on an equity security in an unrealized loss position that we intend to sell, compared to the third quarter of 2012.

Nine months ended September 30, 2013

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Management operations:
Management fee revenue, net	$965	$882	$—	$—	$(965)	$(882)	$—	$—
Service agreement revenue	23	23	—	—	—	—	23	23
Total revenue from management operations	988	905	—	—	(965)	(882)	23	23
Cost of management operations	820	734	—	—	(820)	(734)	—	—
Income from management operations before taxes	168	171	—	—	(145)	(148)	23	23
Property and casualty insurance operations:
Net premiums earned	—	—	3,573	3,279	—	—	3,573	3,279
Losses and loss expenses	—	—	2,495	2,501	(4)	(4)	2,491	2,497
Policy acquisition and underwriting expenses	—	—	1,032	963	(151)	(153)	881	810
Income (loss) from property and casualty insurance operations before taxes	—	—	46	(185)	155	157	201	(28)
Life insurance operations:(1)
Total revenue	—	—	139	133	(2)	(1)	137	132
Total benefits and expenses	—	—	105	99	0	0	105	99
Income from life insurance operations before taxes	—	—	34	34	(2)	(1)	32	33
Investment operations:
Net investment income	11	12	243	251	(8)	(8)	246	255
Net realized gains on investments	1	4	492	348	—	—	493	352
Net impairment losses recognized in earnings	0	0	(9)	0	—	—	(9)	0
Equity in earnings of limited partnerships	13	10	98	89	—	—	111	99
Income from investment operations before taxes	25	26	824	688	(8)	(8)	841	706
Income from operations before income taxes and noncontrolling interest	193	197	904	537	—	—	1,097	734
Provision for income taxes	66	67	297	167	—	—	363	234
Net income	$127	$130	$607	$370	$—	$—	$734	$500

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

Net income in the first nine months of 2013 benefited from improved results in our property and casualty insurance and investment operations, compared to the first nine months of 2012.

The Exchange’s property and casualty insurance operations experienced an 8.9% increase in earned premium in the first nine months of 2013, driven by increases in policies in force and the average premium per policy. Losses from the Exchange’s property and casualty insurance operations decreased slightly during the same period due to lower levels of catastrophe losses, offset by increased current accident year, non-catastrophe losses and less favorable development on prior accident year loss reserves, compared to the first nine months of 2012.

Our investment operations were positively impacted by generating higher levels of net realized gains on investments primarily related to the sales of common stock in the first nine months of 2013, compared to the first nine months of 2012.  Additionally, equity in earnings of limited partnerships increased slightly during the same period due to higher earnings from real estate investments, while net investment income decreased slightly primarily related to lower investment yields and net impairment losses recognized in earnings increased, compared to the first nine months of 2012.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$45	$50	$126	$128
Net realized gains and impairments on investments	1	2	1	4
Income tax expense	0	(1)	0	(2)
Realized gains and impairments, net of income taxes	1	1	1	2
Net income attributable to Indemnity	$46	$51	$127	$130

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.86	$0.93	$2.40	$2.38
Net realized gains and impairments on investments	0.01	0.05	0.01	0.08
Income tax expense	0.00	(0.02)	0.00	(0.03)
Realized gains and impairments, net of income taxes	0.01	0.03	0.01	0.05
Net income attributable to Indemnity	$0.87	$0.96	$2.41	$2.43

Summary of Results – Indemnity Shareholder Interest

Three months ended September 30, 2013
Net income attributable to Indemnity per share-diluted was $0.87 per share in the third quarter of 2013, compared to $0.96 per share in the third quarter of 2012.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $0.86 per share in the third quarter of 2013, compared to $0.93 per share in the third quarter of 2012.

Nine months ended September 30, 2013
Net income attributable to Indemnity per share-diluted was $2.41 per share for the nine months ended September 30, 2013, compared to $2.43 per share for the nine months ended September 30, 2012.

Operating income attributable to Indemnity per share-diluted (excluding net realized gains or losses, impairments on investments and related taxes) was $2.40 per share for the nine months ended September 30, 2013, compared to $2.38 per share for the nine months ended September 30, 2012.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with over 10,700 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

Geographic expansion is also a component of the Property and Casualty Group's premium growth strategy. The Property and Casualty Group plans to expand operations into the Commonwealth of Kentucky by early 2015.

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

Life insurance operations
EFL generates revenues through the sale of its individual and group life insurance policies and fixed annuities.  These products provide our property and casualty agency force an opportunity to cross-sell both personal and commercial accounts.  EFL’s profitability depends principally on the ability to develop, price and distribute insurance products, attract and retain deposit funds, generate investment returns and manage expenses.  Other drivers include mortality and morbidity experience, persistency experience to enable the recovery of acquisition costs, maintenance of interest spreads over the amounts credited to deposit funds and the maintenance of strong ratings from rating agencies. EFL plans to expand operations into the Commonwealth of Kentucky by early 2015.

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

Investment operations
We generate revenues from our fixed maturity, equity security and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  Management actively evaluates the portfolios for impairments.  We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.

Earnings from our investment operations increased in the third quarter of 2013, compared to the third quarter of 2012. Net realized gains totaled $191 million in the third quarter of 2013, compared to gains of $169 million in the prior year quarter, primarily reflecting an increase in net realized gains from sales of common stock in the third quarter of 2013.  Net investment income totaled $109 million in the third quarter of 2013, compared to $105 million in the third quarter of 2012.  Equity in earnings of limited partnerships was $37 million in the third quarter of 2013, compared to $41 million in the third quarter of 2012.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, our third quarter 2013 partnership earnings reflect the market conditions experienced in the second quarter of 2013.

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

Management Operations
Management fee revenue is earned by Indemnity from services relating to the sales, underwriting and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, and is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2013	2012	% Change		2013	2012	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$333	$305	9.3%		$965	$882	9.5%
Service agreement revenue	8	8	5.1		23	23	1.5
Total revenue from management operations	341	313	9.2		988	905	9.3
Cost of management operations	281	247	13.5		820	734	11.7
Income from management operations – Indemnity (1)	$60	$66	(7.3)%		$168	$171	(1.1)%
Gross margin	17.7%	20.9%	(3.2)	pts.	17.1%	18.8%	(1.7)	pts.

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,332	$1,215	9.6%	$3,873	$3,532	9.6%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	333	304	9.6	968	883	9.6
Change in allowance for management fee returned on cancelled policies (1)	0	1	NM	(3)	(1)	NM
Management fee revenue, net of allowance	$333	$305	9.3%	$965	$882	9.5%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 9.6% in the third quarter of 2013, compared to the third quarter of 2012, due to a 4.7% increase in policies in force and a 4.7% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.7% at September 30, 2013, 90.9% at December 31, 2012, and 90.8% at September 30, 2012.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2013 and 2012.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue remained relatively flat, totaling $8 million in both the third quarters of 2013 and 2012, and $23 million for both the nine months ended September 30, 2013 and 2012.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
	(Unaudited)			(Unaudited)
Commissions	$187	$163	14.4%	$538	$477	12.7%
Non-commission expense	94	84	11.9	282	257	9.8
Total cost of management operations	$281	$247	13.5%	$820	$734	11.7%

Commissions – Commissions increased $24 million in the third quarter of 2013 and $61 million for the nine months ended September 30, 2013, compared to the same respective periods in 2012. These increases were primarily a result of increased base commissions due to the 9.6% increase in direct written premium of the Property and Casualty Group for both respective periods. Agent bonuses also increased due to an increase in the profitability component of the bonus as a result of factoring in the most recent year's underwriting results and the increased premium levels of the Property and Casualty Group. Additionally, impacting the nine months ended September 30, 2012 was an adjustment that reduced commission expense by $6 million that occurred in the second quarter of 2012. This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.

Non-commission expense – Non-commission expense increased $10 million in the third quarter of 2013, compared to the third quarter of 2012.  Sales, policy issuance, advertising, and underwriting costs increased $2 million.  Personnel costs increased $4 million as a result of a $1 million increase in salaries, a $1 million increase in pension costs, and a $2 million increase in the estimate for incentive plan compensation related to growth and underwriting performance.  All other operating costs increased $4 million.

Non-commission expense increased $25 million in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.  Sales, policy issuance, advertising, and underwriting costs increased $5 million.  Personnel costs increased $13 million as a result of a $4 million increase in salaries, a $4 million increase in pension and medical costs, and a $5 million increase in the estimate for incentive plan compensation related to growth and underwriting performance.  All other operating costs increased $7 million, which included a $2 million increase in professional fees and a $1 million increase in software costs.

Gross margin
The gross margin in the third quarter of 2013 was 17.7%, compared to 20.9% in the third quarter of 2012, and was 17.1% for the nine months ended September 30, 2013, compared to 18.8% for the nine months ended September 30, 2012. Excluding the adjustment that reduced commission expense by $6 million that occurred in the second quarter of 2012, the gross margin would have been 18.2% for the nine months ended September 30, 2012.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2013	2012	% Change		2013	2012	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,332	$1,215	9.6%		$3,873	$3,532	9.6%
Reinsurance – assumed and ceded	(7)	(8)	4.6		(23)	(22)	(6.0)
Net written premium	1,325	1,207	9.7		3,850	3,510	9.7
Change in unearned premium	104	89	16.0		277	231	19.8
Net premiums earned	1,221	1,118	9.2		3,573	3,279	8.9
Losses and loss expenses:
Current accident year, excluding catastrophe losses	815	794	2.9		2,372	2,200	7.9
Current accident year catastrophe losses	70	114	(38.9)		142	343	(58.7)
Prior accident years, including prior year catastrophe losses	(44)	(18)	NM		(19)	(42)	55.7
Losses and loss expenses	841	890	(5.3)		2,495	2,501	(0.2)
Policy acquisition and other underwriting expenses	356	329	8.3		1,032	963	7.2
Total losses and expenses	1,197	1,219	(1.6)		3,527	3,464	1.8
Underwriting income (loss) – Exchange(1)	$24	$(101)	NM	%	$46	$(185)	NM	%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	66.8%	70.9%	(4.1)	pts.	66.3%	67.0%	(0.7)	pts.
Current accident year catastrophe loss ratio	5.7	10.2	(4.5)		4.0	10.5	(6.5)
Prior accident year loss ratio, including prior year catastrophe losses	(3.6)	(1.6)	(2.0)		(0.5)	(1.3)	0.8
Total loss and loss expense ratio	68.9	79.5	(10.6)		69.8	76.2	(6.4)
Policy acquisition and other underwriting expense ratio	29.2	29.4	(0.2)		28.9	29.4	(0.5)
Combined ratio	98.1%	108.9%	(10.8)	pts.	98.7%	105.6%	(6.9)	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 9.6% to $1.3 billion in the third quarter of 2013, from $1.2 billion in the third quarter of 2012, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.7% in the third quarter of 2013 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 3.4% in the third quarter of 2012.  The year-over-year average premium per policy for all lines of business increased 4.7% at September 30, 2013, compared to 4.1% at September 30, 2012.  The combined impact of these increases was seen primarily in our renewal business and personal lines new business premiums.

Premiums generated from new business increased 21.8% to $174 million in the third quarter of 2013, compared to an increase of 17.8% to $142 million in the third quarter of 2012.  Underlying the trend in new business premiums was a 19.4% increase in new business policies written in the third quarter of 2013, compared to 10.0% in the third quarter of 2012, while the year-over-

year average premium per policy on new business increased 3.3% at September 30, 2013, compared to 7.5% at September 30, 2012.

Premiums generated from renewal business increased 8.0% to $1.2 billion in the third quarter of 2013, compared to an increase of 7.5% to $1.1 billion in the third quarter of 2012.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention trends.  The renewal business year-over-year average premium per policy increased 5.0% at September 30, 2013, compared to 3.7% at September 30, 2012.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.7% at September 30, 2013, 90.9% at December 31, 2012, and 90.8% at September 30, 2012.

Personal lines – Total personal lines premiums written increased 8.9% to $984 million in the third quarter of 2013, from $903 million in the third quarter of 2012, driven by an increase of 4.7% in the total personal lines policies in force and an increase of 3.9% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 28.4% in the third quarter of 2013, compared to 17.4% in the third quarter of 2012, driven by increases in new business policies written and average premium per policy.  Personal lines new business policies written increased 21.1% in the third quarter of 2013, compared to 12.1% in the third quarter of 2012, while the year-over-year average premium per policy on personal lines new business increased 5.2% at September 30, 2013, compared to 4.8% at September 30, 2012.

•
Private passenger auto new business premiums written increased 32.3% in the third quarter of 2013, compared to 10.0% in the third quarter of 2012.  New business policies written for private passenger auto increased 27.1% in the third quarter of 2013, compared to 5.3% in the third quarter of 2012, while the new business year-over-year average premium per policy for private passenger auto increased 3.3% at September 30, 2013, compared to 3.6% at September 30, 2012.

•
Homeowners new business premiums written increased 22.9% in the third quarter of 2013, compared to 30.4% in the third quarter of 2012.  New business policies written for homeowners increased 16.3% in the third quarter of 2013, compared to 18.1% in the third quarter of 2012.  The new business year-over-year average premium per policy for homeowners increased 7.2% at September 30, 2013, compared to 9.2% at September 30, 2012.

Renewal premiums written on personal lines increased 6.7% in the third quarter of 2013, compared to 6.5% in the third quarter of 2012, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 3.9% at September 30, 2013, compared to 3.1% at September 30, 2012.  The personal lines year-over-year policy retention ratio was 91.3% at September 30, 2013, 91.6% at December 31, 2012, and 91.5% at September 30, 2012.

•
Private passenger auto renewal premiums written increased 4.1% in the third quarter of 2013, compared to 3.6% in the third quarter of 2012.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.6% at September 30, 2013, compared to 0.8% at September 30, 2012.  The private passenger auto year-over-year policy retention ratio was 92.1% at September 30, 2013 and December 31, 2012, and 92.0% at September 30, 2012.

•
Homeowners renewal premiums written increased 11.0% in the third quarter of 2013, compared to 11.8% in the third quarter of 2012.  The year-over-year average premium per policy on homeowners renewal business increased 8.6% at September 30, 2013, compared to 8.4% at September 30, 2012.  The homeowners year-over-year policyholder retention ratio was 90.3% at September 30, 2013, and 90.9% at December 31, 2012 and September 30, 2012.

Commercial lines – Total commercial lines premiums written increased 11.7% to $348 million in the third quarter of 2013, from $312 million in the third quarter of 2012, driven by a 5.0% increase in the total commercial lines policies in force and a 6.7% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 9.8% in the third quarter of 2013, compared to 18.4% in the third quarter of 2012, driven by increases in new business policies written and average premium per policy.  The combined impact of these increases was seen primarily in the commercial multi-peril and commercial auto lines of business.  Commercial lines new business policies written increased 10.2% in the third quarter of 2013, compared to 0.2% in the third quarter of 2012, while the year-over-year average premium per policy on commercial lines new business increased 5.9% at September 30, 2013, compared to 15.4% at September 30, 2012.

Renewal premiums for commercial lines increased 12.0% in the third quarter of 2013, compared to an increase of 10.6% in the third quarter of 2012, driven by increases in average premium per policy and steady policy retention trends.  The combined impact of these increases was seen primarily in the commercial multi-peril line of business, and to a lesser extent in the workers compensation and commercial auto lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 6.9% at September 30, 2013, compared to 4.4% at September 30, 2012.  The year-over-year policy retention ratio for commercial lines was 86.5% at September 30, 2013, 86.2% at December 31, 2012 and 86.0% at September 30, 2012.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group. At September 30, 2013, we had nearly 2,200 agencies with over 10,700 licensed property and casualty representatives.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 66.8% in the third quarter of 2013, compared to 70.9% in the third quarter of 2012, and was 66.3% for the nine months ended September 30, 2013, compared to 67.0% for the nine months ended September 30, 2012.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $70 million in the third quarter of 2013, compared to $114 million in the third quarter of 2012, and contributed 5.7 points and 10.2 points, respectively, to the loss ratios. Catastrophe losses primarily included flooding, hail, tornado, and wind storms that occurred in July in the states of Ohio, Pennsylvania and Wisconsin in the third quarter of 2013, and in Pennsylvania, Indiana, North Carolina, and Ohio in the third quarter of 2012. For the nine months ended September 30, 2013, catastrophe losses for the current accident year totaled $142 million, compared to $343 million for the nine months ended September 30, 2012, and contributed 4.0 points and 10.5 points, respectively, to the loss ratios.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(45)	$(15)	$(16)	$(33)
Assumed reinsurance business	2	(3)	5	(3)
Ceded reinsurance business	(1)	0	(8)	(6)
Total prior year loss development	$(44)	$(18)	$(19)	$(42)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the third quarter of 2013, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $45 million that improved the combined ratio by 3.7 points, compared to $15 million in the third quarter of 2012 that improved the combined ratio by 1.3 points. For the nine months ended September 30, 2013, favorable development of direct prior accident year loss reserves totaled $16 million and improved the combined ratio by 0.5 points, compared to $33 million and 1.0 points for the nine months ended September 30, 2012.

In the third quarter of 2013, minor favorable development was experienced across all major lines of business, whereas in the first nine months of 2013, the favorable development primarily related to the homeowners and personal auto lines of business. In the third quarter and first nine months of 2012, the favorable development primarily related to the commercial multi-peril and homeowners lines of business, offset somewhat by adverse development in the personal auto and workers compensation lines of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed involuntary reinsurance business totaling $2 million in the third quarter of 2013, compared to favorable development of $3 million in the third quarter of 2012.  In the first nine months of 2013, adverse development on prior accident year loss reserves for the assumed reinsurance business totaled $5 million, compared to favorable development of $3 million in the first nine months of 2012.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $1 million and were flat in the third quarters of 2013 and 2012, respectively, and increased by $8 million and $6 million in the first nine months of 2013 and 2012, respectively.  The increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves.  In the first nine months of 2013, the increase in ceded recoveries was primarily due to adverse development related to the pre-1986 automobile massive injury claims and in the commercial multi-peril and business catastrophe liability lines of business, whereas the increase in the first nine months of 2012 was primarily due to adverse development related to the pre-1986 automobile massive injury claims.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio decreased 0.2 points to 29.2% in the third quarter of 2013, from 29.4% in the third quarter of 2012, and decreased 0.5 points to 28.9% for the nine months ended September 30, 2013, from 29.4% for the nine months ended September 30, 2012. The 2012 policy acquisition and other underwriting expenses include a charge related to the adoption, on a prospective basis, of the new accounting guidance effective in 2012 related to the lower level of policy acquisition expenses eligible to be deferred. Additionally, the nine months ended September 30, 2012 included an adjustment of $4 million which occurred in the second quarter of 2012 and contributed 0.1 points to the combined ratio at September 30, 2012. The adjustment represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods. The management fee rate was 25% for the periods ended September 30, 2013 and 2012.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
	(Unaudited)			(Unaudited)
Individual life premiums, net of reinsurance	$20	$18	6.4%	$58	$53	8.2%
Group life and other premiums	1	1	2.4	2	2	3.1
Other revenue	0	0	(16.3)	1	1	(12.8)
Total net policy revenue	21	19	5.9	61	56	7.6
Net investment income	24	23	0.2	70	71	(0.9)
Net realized gains on investments	2	2	29.5	8	6	17.2
Impairment losses recognized in earnings	0	0	NM	(1)	0	NM
Equity in earnings of limited partnerships	0	0	(49.2)	1	0	NM
Total revenues	47	44	2.7	139	133	3.7
Benefits and other changes in policy reserves	28	24	13.3	80	74	7.8
Amortization of deferred policy acquisition costs	3	3	(3.0)	9	10	(5.2)
Other operating expenses	6	5	12.3	16	15	1.4
Total benefits and expenses	37	32	11.5	105	99	5.5
Income before taxes – Exchange(1)	$10	$12	(22.3)%	$34	$34	(1.7)%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 3.6% to just over $29 million in the third quarter 2013, from nearly $29 million in the third quarter of 2012.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $9 million in both the third quarters of 2013 and 2012. For the nine months ended September 30, 2013, compared to 2012, gross policy revenues totaled $89 million and $86 million, respectively, while ceded reinsurance premiums totaled $30 million for both respective periods.

Premiums received on annuity and universal life products totaled $18 million in both the third quarters of 2013 and 2012.  Of these amounts, annuity and universal life premiums, which are recorded as deposits and therefore not reflected in revenue on the Consolidated Statements of Operations, totaled $13 million and $14 million in the third quarters of 2013 and 2012, respectively. For the nine months ended September 30, 2013, compared to 2012, premiums received on annuity and universal life products totaled $58 million for both respective periods, while annuity and universal life deposits totaled $45 million and $46 million, respectively.

Investment revenue
In the third quarter of 2013, EFL experienced a slight increase in net investment income due to higher invested balances, compared to the third quarter of 2012. During the first nine months of 2013, EFL experienced an increase in net realized gains on investments due to increased call activity on preferred stocks, and a slight decrease in net investment income due to lower investment yields. EFL also recorded an increase in equity in earnings of limited partnerships during the first nine months of 2013, which was offset by an increase in impairment losses recognized in earnings due to two bond impairments. See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses
In the third quarter and first nine months of 2013, total benefits and expenses were primarily impacted by an increase in benefits and other changes in policy reserves as a result of increases in death benefits and future policy benefits compared to the third quarter and first nine months of 2012.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$4	$4	0.5%	$11	$12	(10.2)%
Net realized gains on investments	1	2	(77.8)	1	4	(79.8)
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	5	6	(6.0)	13	10	32.4
Net revenue from investment operations – Indemnity	$10	$12	(21.4)%	$25	$26	(6.1)%
Exchange
Net investment income	$107	$104	2.4%	$313	$322	(2.8)%
Net realized gains on investments	190	167	14.6	500	354	41.4
Net impairment losses recognized in earnings	(9)	0	NM	(10)	0	NM
Equity in earnings of limited partnerships	32	35	(9.1)	99	89	11.0
Net revenue from investment operations – Exchange(1)	$320	$306	4.9%	$902	$765	18.0%
NM = not meaningful

(1)
The Exchange’s investment results for the third quarter of 2013 and 2012 include net investment revenues from EFL’s operations of $26 million and $25 million, respectively. The Exchange’s investment results for the first nine months of 2013 and 2012 both include net investment revenues from EFL’s operations of $78 million and $77 million, respectively.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income was unchanged in the third quarter of 2013, compared to the third quarter of 2012, while the Exchange’s net investment income increased $3 million.  Indemnity’s net investment income decreased $1 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, while the Exchange’s net investment income decreased $9 million. The increase in net investment income during the third quarter of 2013 for the Exchange was due to higher invested balances, which more than offset lower investment yields. The decrease in net investment income for Indemnity for the nine months ended September 30, 2013 was primarily due to lower invested balances, while the decrease for the Exchange was due to lower investment yields, which more than offset higher invested balances.

Net realized gains on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of $1 million in the third quarter of 2013, compared to gains of $2 million in the third quarter of 2012, while the Exchange generated net realized gains of $190 million, compared to gains of $167 million. Indemnity generated net realized gains of $1 million for the nine months ended September 30, 2013, compared to gains of $4 million for the nine months ended September 30, 2012, while the Exchange generated net realized gains of $500 million, compared to gains of $354 million.

Indemnity recorded no changes in the fair value of common stocks in the third quarter or the nine months ended September 30, 2013, due to the sale of its common stock portfolio classified as trading securities in the fourth quarter of 2012. Net realized gains for Indemnity in the third quarter and nine months ended September 30, 2012 primarily represented increases in the fair value of common stocks. Net realized gains for the Exchange increased in the third quarter of 2013, and nine months ended September 30, 2013, primarily due to larger realized gains from sales of common stock.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity were $0.2 million in the third quarter of 2013, and $0.3 million for the nine months ended September 30, 2013, compared to no net impairment losses for the third quarter and nine months ended September 30, 2012.  Net impairment losses for the Exchange were $9 million for the third quarter of 2013, and $10 million for the nine months ended September 30, 2013, compared to no net impairment losses for the third quarter of 2012, and $0.1 million for the nine months ended September 30, 2012. The increase in impairments for the Exchange was primarily due to an equity security in an unrealized loss position that we intend to sell prior to an expected recovery of fair value to cost. As a result, an impairment charge was recorded in earnings during the third quarter of 2013.

Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships decreased $1 million in the third quarter of 2013, compared to the third quarter of 2012, while the Exchange’s equity in earnings of limited partnerships decreased $3 million.  Indemnity’s equity in earnings of limited partnerships increased $3 million for the nine months ended September 30 2013, compared to the nine months ended September 30, 2012, while the Exchange’s equity in earnings of limited partnerships increased $10 million. The decrease in earnings for Indemnity and the Exchange during the third quarter of 2013 was primarily due to lower earnings from private equity investments. For the nine months ended September 30, 2013, the increase in earnings for Indemnity and the Exchange was primarily due to higher earnings from real estate investments.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$1	$0	$1	$0
Equity securities	0	0	0	0
Common stock equity securities	0	0	0	1
Common stock increases in fair value(1)	0	2	0	3
Total net realized gains – Indemnity(2)	$1	$2	$1	$4
Exchange
Securities sold:
Fixed maturities	$(16)	$16	$1	$35
Equity securities	(9)	0	(5)	3
Common stock equity securities	82	13	223	65
Common stock increases in fair value(1)	133	138	281	251
Total net realized gains – Exchange(2) (3)	$190	$167	$500	$354

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(3)
The Exchange’s results for both the third quarters of 2013 and 2012 include net realized gains from EFL’s operations of $2 million. The Exchange’s results for the first nine months of 2013 and 2012 include net realized gains from EFL’s operations of $8 million and $6 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Indemnity	(Unaudited)		(Unaudited)
Private equity	$0	$2	$2	$4
Mezzanine debt	2	1	3	4
Real estate	3	3	8	2
Total equity in earnings of limited partnerships – Indemnity	$5	$6	$13	$10
Exchange
Private equity	$14	$16	$46	$44
Mezzanine debt	7	7	19	24
Real estate	11	12	34	21
Total equity in earnings of limited partnerships – Exchange (1)	$32	$35	$99	$89

(1)
The Exchange’s results for the third quarter of 2013 and 2012 include equity in earnings of limited partnerships from EFL's operations of $0.1 million and $0.2 million, respectively. The Exchange’s results for the first nine months of 2013 and 2012 include equity in earnings of limited partnerships from EFL’s operations of $1 million and no earnings, respectively.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2013 reflect investment valuation changes resulting from the financial markets and the economy in the second quarter of 2013.

FINANCIAL CONDITION

Investments
We generate revenues from our fixed maturity, equity security and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  Management actively evaluates the portfolios for impairments.  We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	September 30, 2013	% to total	December 31, 2012	% to total
Indemnity	(Unaudited)
Fixed maturities	$499	71%	$452	66%
Equity securities:
Preferred stock	23	3	29	4
Common stock	25	4	26	4
Limited partnerships:
Private equity	65	9	73	11
Mezzanine debt	22	3	27	4
Real estate	71	10	80	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$706	100%	$688	100%
Exchange
Fixed maturities	$7,921	62%	$7,707	64%
Equity securities:
Preferred stock	611	5	631	5
Common stock	3,183	25	2,731	22
Limited partnerships:
Private equity	477	4	482	4
Mezzanine debt	178	1	196	2
Real estate	324	3	359	3
Life policy loans	17	0	16	0
Real estate mortgage loans	3	0	4	0
Total investments – Exchange	$12,714	100%	$12,126	100%
Total investments – Erie Insurance Group	$13,420		$12,814

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $219 million, or 44%, of the total fixed maturity portfolio for Indemnity and $1.4 billion, or 18%, of the fixed maturity portfolio for the Exchange at September 30, 2013.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $6 million at September 30, 2013, compared to $10 million at December 31, 2012.  At September 30, 2013, the Exchange had net unrealized gains on fixed maturities of $247 million, compared to $449 million at December 31, 2012.

The following table presents a breakdown of the fair value of our fixed maturities portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At September 30, 2013
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$5	$11	$0	$16
Communications	0	0	10	15	0	25
Consumer	0	0	11	16	0	27
Energy	0	5	10	15	0	30
Financial	0	34	64	51	0	149
Government-municipal	91	88	35	5	0	219
Industrial	0	0	1	6	0	7
Structured securities(2)	0	0	0	1	0	1
Technology	0	0	0	9	0	9
Utilities	0	0	0	16	0	16
Total – Indemnity	$91	$127	$136	$145	$0	$499
Exchange
Basic materials	$0	$0	$47	$176	$15	$238
Communications	0	0	155	376	14	545
Consumer	0	26	300	619	15	960
Diversified	0	0	15	0	0	15
Energy	15	55	150	411	13	644
Financial	1	148	1,119	1,163	121	2,552
Foreign government	0	10	5	0	0	15
Government-municipal	392	823	169	47	0	1,431
Government sponsored entity	0	38	0	0	0	38
Industrial	0	10	55	250	15	330
Structured securities(2)	36	230	45	18	3	332
Technology	0	28	55	88	0	171
U.S. Treasury	0	135	0	0	0	135
Utilities	0	3	100	377	35	515
Total – Exchange	$444	$1,506	$2,215	$3,525	$231	$7,921

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities and residential mortgage-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	September 30, 2013		December 31, 2012
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	3	0	3	0
Financial	14	0	15	0
Funds (1)	0	25	0	26
Utilities	5	0	10	0
Total – Indemnity	$23	$25	$29	$26
Exchange
Basic materials	$0	$79	$0	$94
Communications	10	318	10	190
Consumer	6	912	5	765
Diversified	2	13	2	21
Energy	0	196	0	177
Financial	495	475	495	423
Funds (1)	0	495	0	436
Government	1	0	1	0
Industrial	0	418	0	390
Technology	0	220	0	197
Utilities	97	57	118	38
Total – Exchange	$611	$3,183	$631	$2,731

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $25 million for Indemnity and $238 million for the Exchange at September 30, 2013, and $26 million for Indemnity and $314 million for the Exchange at December 31, 2012. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The unrealized loss on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was less than $0.1 million at September 30, 2013, compared to an unrealized gain of $1 million at December 31, 2012. The net unrealized gain on equity securities classified as available-for-sale for the Exchange was $26 million at September 30, 2013, compared to an unrealized gain of $48 million at December 31, 2012.

Our common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In the third quarter of 2013, investments in limited partnerships decreased modestly for Indemnity and the Exchange from the investment levels at December 31, 2012.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by partnership earnings.  The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the third quarter of 2013 reflect the partnership activity experienced in the second quarter of 2013.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At September 30, 2013	At December 31, 2012
Indemnity	(Unaudited)
Private equity	$65	$73
Mezzanine debt	22	27
Real estate	71	80
Total limited partnerships – Indemnity	$158	$180
Exchange
Private equity	$477	$482
Mezzanine debt	178	196
Real estate	324	359
Total limited partnerships – Exchange	$979	$1,037

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

	Property and Casualty Group
(in millions)	At September 30, 2013	At December 31, 2012
	(Unaudited)
Gross reserve liability(1):
Personal auto	$1,172	$1,169
Automobile massive injury	351	351
Homeowners	299	299
Workers compensation	557	512
Workers compensation massive injury	105	99
Commercial auto	365	340
Commercial multi-peril	587	557
All other lines of business	173	166
Assumed reinsurance	103	105
Gross reserves	3,712	3,598
Reinsurance recoverable	159	154
Net reserve liability — Exchange	$3,553	$3,444

(1)
Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $89 million at September 30, 2013 and $85 million at December 31, 2012.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 268 claimants requiring lifetime medical care, of which 112 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $307 million at September 30, 2013, which is net of $149 million of anticipated reinsurance recoverables, compared to $305 million at December 31, 2012, which is net of $145 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the nine months ended September 30:

(in millions)	Erie Insurance Group
	2013	2012
Net cash provided by operating activities	$689	$365
Net cash used in investing activities	(498)	(34)
Net cash used in financing activities	(56)	(112)
Net increase in cash and cash equivalents	$135	$219

Net cash provided by operating activities totaled $689 million and $365 million for the first nine months of 2013 and 2012, respectively.  Increased cash from operating activities for the first nine months of 2013 was driven primarily by an increase in premiums collected by the Exchange driven by the increase in premiums written, a decrease in income taxes paid, an increase in limited partnership distributions received, and a slight decrease in losses and loss expenses paid. Offsetting this increase in cash somewhat was an increase in other underwriting and acquisition costs paid, and a slight decline in net investment income received, compared to the first nine months of 2012.

At September 30, 2013, we recorded a net deferred tax asset of $42 million attributable to Indemnity and a net deferred tax liability of $368 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at

September 30, 2013. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $498 million and $34 million for the first nine months of 2013 and 2012, respectively.  In the first nine months of 2013, investing activities primarily included increased cash used to purchase certain fixed maturity securities and common stocks, offset by increased cash generated from the sale of other common stocks and fixed maturity securities, compared to the first nine months of 2012.  At September 30, 2013, we had contractual commitments to invest up to $418 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $151 million, mezzanine debt securities was $174 million, and real estate activities was $93 million.

For a discussion of net cash used in financing activities, see the following “Cash flow activities — Indemnity,” for the primary drivers of the financing cash flows related to the Indemnity shareholder interest.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the nine months ended September 30:

(in millions)	Indemnity Shareholder Interest
	2013	2012
Net cash provided by operating activities	$132	$144
Net cash used in investing activities	(33)	(8)
Net cash used in financing activities	(78)	(135)
Net increase in cash and cash equivalents	$21	$1

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities totaled $132 million for the first nine months of 2013, compared to $144 million for the first nine months of 2012.  The slight decrease in cash from operating activities for the first nine months of 2013 was primarily due to increased cash used for commissions paid to agents, general operating expenses, salaries and wages, and income taxes. Offsetting this decrease in cash were increases in management fee revenue and limited partnership distributions received compared to the first nine months of 2012. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $521 million in the first nine months of 2013, compared to $470 million for the first nine months of 2012, as a result of an increase in cash paid for ordinary commissions.  Indemnity made a $17 million contribution to its pension plan in the first quarter of 2013, compared to $16 million in the first quarter of 2012.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 57% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and life functions.

At September 30, 2013, Indemnity recorded a net deferred tax asset of $42 million.  There was no deferred tax valuation allowance recorded at September 30, 2013.

Net cash used by Indemnity’s investing activities totaled $33 million for the first nine months of 2013, compared to $8 million for the first nine months of 2012.  Indemnity’s first nine months of 2013 investing activities primarily included decreased cash generated from the sales of fixed maturity securities compared to the first nine months of 2012.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $30 million at September 30, 2013, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $14 million, mezzanine debt securities was $10 million, and real estate activities was $6 million.

Net cash used in Indemnity’s financing activities totaled $78 million for the first nine months of 2013, compared to $135 million for the first nine months of 2012.  The decrease in cash used in financing activities for the first nine months of 2013 was driven by a decrease in the cash outlay for share repurchases and a decrease in dividends paid to shareholders. Indemnity repurchased 69,734 shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $5.2 million, based upon settlement date, in the third quarter of 2013.  During the first nine months of 2013, shares repurchased under this program totaled 296,896 at a total cost of $21.5 million. In the first nine months of 2012, shares repurchased under this program totaled 754,425 at a total cost of $54.9 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $47 million of repurchase authority remaining under this program at September 30, 2013, based upon trade date.

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

Dividends paid to shareholders totaled $56 million for the first nine months of 2013, compared to $80 million for the first nine months of 2012.  Normally, a regular quarterly dividend is declared by the Board at its December meeting of the previous year and paid in January, as in the first nine months of 2012. In the first nine months of 2013 however, the payment of the regular dividend normally made in January was accelerated and paid in December 2012 due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2013, compared to 2012.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $33 million at September 30, 2013, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $436 million at September 30, 2013.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2013, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2016. As of September 30, 2013, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of September 30, 2013. Bonds with a fair value of $111 million were pledged as collateral on the line at September 30, 2013. These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include minimum net worth and leverage ratios.  Indemnity was in compliance with its bank covenants at September 30, 2013. On October 25, 2013, Indemnity amended its revolving credit facility to extend the maturity date to November 3, 2018, lower the borrowing costs, and eliminate the minimum net worth financial covenant.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $502 million at September 30, 2013, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock and investment grade bonds which totaled approximately $11.2 billion at September 30, 2013.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of September 30, 2013, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 28, 2016. As of September 30, 2013, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.

The Exchange had no borrowings outstanding on its line of credit as of September 30, 2013.  Bonds with a fair value of $332 million were pledged as collateral on the line at September 30, 2013. These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at September 30, 2013. On October 25, 2013, the Exchange entered into a second amended and restated credit agreement to extend the maturity date to October 25, 2018, lower the borrowing costs, and eliminate the minimum statutory surplus covenant.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine months ended September 30, 2013 and 2012, Indemnity recognized interest income on the note of $1.3 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine months ended September 30, 2013 and 2012, the Exchange recognized interest income on the note of $0.9 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2013.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As subsequently amended, the complaint alleges that, beginning on September 1, 1997, Indemnity retained “Service Charges” (installment fees) and, beginning in 2008, retained “Added Service Charges” (late fees and policy reinstatement charges) on policies written by the Exchange and its insurance subsidiaries, which allegedly should have been paid to the Exchange, in the amount of approximately $308 million. In addition to their claim for monetary relief on behalf of the Exchange, the plaintiffs seek an accounting of all so-called intercompany transactions between Indemnity and the Exchange from 1996 to date. Plaintiffs allege that Indemnity breached its contractual, fiduciary, and equitable duties by retaining Service Charges and Added Service Charges that should have been retained by the Exchange. Plaintiffs bring these same claims under three separate derivative-type theories. First, plaintiffs purport to bring suit as members of the Exchange on behalf of the Exchange. Second, plaintiffs purport to bring suit as trustees ad litem on behalf of the Exchange. Third, plaintiffs purport to bring suit on behalf of the Exchange pursuant to Rule 1506 of the Pennsylvania Rules of Civil Procedure, which allows shareholders to bring suit derivatively on behalf of a corporation or similar entity.

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

The state court entered an order in February 2013 staying all proceedings in the Sullivan case pending the outcome of the appeal to the Third Circuit. In July, Plaintiffs filed a Petition in state court seeking to lift the stay. The stay has been lifted.

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. A hearing on that motion was held by the state court in February 2013. Additional briefing was filed and another hearing was held on the motion in October 2013. A decision has not yet been rendered.

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

As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself. Indemnity filed a Motion to Intervene as a Party Defendant in the Beltz lawsuit in July 2013 and the Directors filed a Motion to Dismiss the lawsuit in August 2013. No decisions have yet been rendered on either motion.

The Directors have advised Indemnity that they intend to vigorously defend against the claims in the Beltz lawsuit and they have sought indemnification and advancement of expenses from the Company in connection with the Beltz lawsuit.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 26, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended September 30, 2013:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – 31, 2013	0	$0.00	0	$53
August 1 – 31, 2013	40,799	74.95	40,799	50
September 1 – 30, 2013	35,264	74.26	35,264	47
Total	76,063		76,063

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

ITEM 5.  OTHER INFORMATION

As discussed in our October 30, 2013 Form 8-K filing with the Securities and Exchange Commission; on October 25, 2013, Indemnity amended its revolving credit facility to extend the maturity date to November 3, 2018, lower the borrowing costs, and eliminate the minimum net worth financial covenant, and the Exchange entered into a second amended and restated credit agreement to extend the maturity date to October 25, 2018, lower the borrowing costs, and eliminate the minimum statutory surplus covenant.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Amended and Restated Credit Agreement among JPMorgan Chase Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 25, 2013. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on October 30, 2013.

10.2
Second Amended and Restated Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Insurance Exchange, dated October 25, 2013. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on October 30, 2013.

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

Erie Indemnity Company
(Registrant)

Date:	October 31, 2013	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO