Form 10-K
period 2013-12-31
ERIE INDEMNITY CO
filed 2014-02-27
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.0 billion of Class A non-voting common stock as of June 30, 2013. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
46,402,287 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

PART I
ITEM 1.     BUSINESS

General
Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that has been the managing attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange (“Exchange”) since 1925.  The Exchange is a subscriber owned, Pennsylvania-domiciled, reciprocal insurer that writes property and casualty insurance.

Indemnity’s primary function is to perform certain services for the Exchange relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed by each subscriber (policyholder), which appoints Indemnity as their common attorney-in-fact to transact business on their behalf and to manage the affairs of the Exchange.  Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group (defined below), which are assumed by the Exchange under an intercompany pooling arrangement.

Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance by acting as the common attorney-in-fact and decision maker for the subscribers (policyholders) at the Exchange.

The Exchange, together with its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”), and Flagship City Insurance Company (“Flagship”), operate as a property and casualty insurer and are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and writes primarily private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.

Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells individual and group life insurance policies and fixed annuities.  On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange.

Indemnity plans to expand the property and casualty and life insurance operations of the Erie Insurance Group into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

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

Business Segments
We operate our business as four reportable segments – management operations, property and casualty insurance operations, life insurance operations, and investment operations.  Financial information about these segments is set forth in and referenced to Item 8. “Financial Statements and Supplementary Data - Note 5, Segment Information, of Notes to Consolidated Financial Statements” contained within this report.  Further discussion of financial results by operating segment is provided in and referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Management operations – We generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services to the Exchange relating to the sales, underwriting, and issuance of policies.  The Exchange is the sole customer of our management operations.  Indemnity charges the Exchange a management fee, determined by our Board of Directors, not to exceed 25% of all premiums written or assumed by the Exchange for its services as attorney-in-fact.  Management fee revenue is eliminated upon consolidation.

Property and casualty insurance operations – The Property and Casualty Group generates revenue, which accrues to the noncontrolling interest, by insuring preferred and standard risks, with personal lines comprising 71% of the 2013 direct written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products based upon 2013 direct written premiums were private passenger automobile (44%) and homeowners (26%).  The principal commercial lines products based upon 2013 direct written premiums were commercial multi-peril (13%), commercial automobile (7%), and workers compensation (7%).

The members of the Property and Casualty Group pool their underwriting results under an intercompany pooling agreement.  Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest, and ENY retains a 0.5% interest.

Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.  Property and casualty insurance premiums earned accounted for approximately 77% of our total consolidated revenue in 2013, 80% in 2012, and 86% in 2011.

The Property and Casualty Group is represented by over 2,150 independent agencies comprising over 10,550 licensed property and casualty representatives, which is our sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are fundamental to the Property and Casualty Group’s success.

The Property and Casualty Group writes business in Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, Wisconsin, and the District of Columbia.  The states of Pennsylvania, Maryland, Virginia, North Carolina and Ohio made up 75% of the Property and Casualty Group’s direct written premium in 2013.

While sales, underwriting, and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 24 field offices throughout its operating region to provide claims services to policyholders and marketing support for the independent agencies that represent us.

The Property and Casualty Group ranked as the 12th largest automobile insurer in the United States based upon 2012 direct premiums written and as the 18th largest property and casualty insurer in the United States based upon 2012 total lines net premiums written according to AM Best Company.

Life insurance operations – Our life insurance operations generate revenue from the sale of individual and group life insurance policies and fixed annuities.  These products are offered through our property and casualty insurance agency force to provide an opportunity to cross-sell both personal and commercial accounts.  EFL writes business in 10 states including Illinois, Indiana, Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, Wisconsin, and the District of Columbia.  The state of Pennsylvania made up 47% of EFL’s 2013 premium and annuity considerations, with Maryland, Virginia, and Ohio making up nearly 10% each.

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

Investment operations – Our investment operations generate revenue from our fixed maturity, equity security, and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  Management actively evaluates the portfolios for impairments.  We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary, which includes consideration for intent to sell. Revenues and losses included in investment operations consist of net investment income, net realized gains and losses, net impairment losses recognized in earnings for our fixed maturity and preferred equity portfolios, and equity in earnings and losses from our limited partnership investments, which include private equity, mezzanine debt, and real estate limited partnerships.  The volatility inherent in the financial markets has the potential to impact our investment portfolio from time-to-time.  Net revenues from our investment operations accounted for approximately 21% of our total consolidated revenue in 2013, 18% in 2012, and 12% in 2011.

Competition
Property and casualty insurers generally compete on the basis of customer service, price, consumer recognition, coverages offered, claims handling, financial stability, and geographic coverage.  Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers, and by large companies who market and sell personal lines products directly to consumers.  In addition, because the insurance products of the Property and Casualty Group are marketed exclusively through independent insurance agents, the Property and Casualty Group faces competition within its appointed agencies based upon ease of doing business, product, price, and service relationships.

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

The Erie Insurance Group has a strategic focus that we believe will result in long-term underwriting performance.  First, we employ an underwriting philosophy and product mix targeted to produce a Property and Casualty Group underwriting profit on a long-term basis through careful risk selection and rational pricing.  The careful selection of risk allows for lower claims frequency and loss severity, thereby enabling insurance to be offered at favorable prices.  The Property and Casualty Group has continued to refine its risk measurement and price sophistication models used in the underwriting and pricing processes.  Second, the Property and Casualty Group focuses on consistently providing superior service to policyholders and agents.  Third, the Property and Casualty Group’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale and low cost of operations from centralized accounting, administrative, underwriting, investment, information management, and other support services.

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

Employees
We employed approximately 4,450 full-time people at December 31, 2013.

Reserves for Property and Casualty Losses and Loss Expenses
Loss reserves are established to account for the estimated ultimate costs of losses and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.  While we exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred, these reserves are, by their nature, only estimates and cannot be established with absolute certainty.  The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts include unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs with costs significantly different from those seen in the past, inflation, and claims patterns on current business that differ significantly from historical claims patterns.  A discussion of our property and casualty loss reserve methodology can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained within this report.

Losses and loss expense reserves are presented on the Consolidated Statements of Financial Position on a gross basis. The table that follows provides a reconciliation of our loss and loss expense reserve beginning and ending balances established for the Property and Casualty Group for the years ended December 31:

(in millions)	Property and Casualty Group
	2013	2012	2011
Losses and loss expense reserves, beginning of year, – Gross	$3,598	$3,499	$3,584
Less: reinsurance recoverable, beginning of year	154	151	188
Losses and loss expense reserves, beginning of year, – Net	3,444	3,348	3,396

Incurred losses and loss expenses related to:
Current accident year	3,379	3,494	3,616
Prior accident years	(19)	(115)	(272)
Total incurred losses and loss expenses	3,360	3,379	3,344

Paid losses and loss expenses related to:
Current accident year	2,007	2,166	2,360
Prior accident years	1,206	1,117	1,032
Total paid losses and loss expenses	3,213	3,283	3,392

Losses and loss expense reserves, end of year, – Net	3,591	3,444	3,348
Add: reinsurance recoverable, end of year	156	154	151
Losses and loss expense reserves, end of year, – Gross	$3,747	$3,598	$3,499

The Property and Casualty Group estimates loss reserves at full expected cost except for workers compensation loss reserves, which are discounted on a nontabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania.  An interest rate of 2.5% is used to discount these reserves based upon the Property and Casualty Group’s historical workers compensation payout patterns.  Loss and loss expense reserves were reduced by $85 million, $85 million, and $84 million at December 31, 2013, 2012, and 2011, respectively, as a result of this discounting.

The Property and Casualty Group’s reserves for losses and loss expenses are reported net of receivables for salvage and subrogation which totaled $149 million, $150 million, and $145 million at December 31, 2013, 2012, and 2011, respectively.

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

The following table illustrates the change over time of our loss and loss expense reserve estimates established for the Property and Casualty Group at the end of the last ten calendar years:

	Property and Casualty Group Reserves for Unpaid Losses and Loss Expenses
(in millions)	At December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross liability for unpaid losses and loss expenses (LAE)	$3,629	$3,779	$3,830	$3,684	$3,586	$3,598	$3,584	$3,499	$3,598	$3,747
Gross liability re-estimated as of:
One year later	3,592	3,651	3,559	3,487	3,502	3,336	3,282	3,385	3,581
Two years later	3,583	3,508	3,467	3,409	3,320	3,068	3,216	3,389
Three years later	3,558	3,464	3,412	3,307	3,101	3,043	3,223
Four years later	3,516	3,437	3,358	3,111	3,084	3,053
Five years later	3,494	3,404	3,174	3,102	3,097
Six years later	3,485	3,224	3,170	3,113
Seven years later	3,313	3,225	3,189
Eight years later	3,316	3,243
Nine years later	3,339
Cumulative (deficiency) redundancy	$290	$536	$641	$571	$489	$545	$361	$110	$17	N/A
Gross liability for unpaid losses and LAE	$3,629	$3,779	$3,830	$3,684	$3,586	$3,598	$3,584	$3,499	$3,598	$3,747
Reinsurance recoverable on unpaid losses(1)	133	155	183	190	187	200	188	151	154	156
Net liability for unpaid losses and LAE	$3,496	$3,624	$3,647	$3,494	$3,399	$3,398	$3,396	$3,348	$3,444	$3,591

Cumulative amount of gross liability paid through:
One year later	$1,066	$1,067	$1,019	$1,042	$1,033	$955	$1,042	$1,121	$1,212
Two years later	1,699	1,630	1,621	1,573	1,538	1,474	1,591	1,705
Three years later	2,056	2,016	1,962	1,889	1,862	1,817	1,935
Four years later	2,294	2,235	2,147	2,079	2,070	2,018
Five years later	2,431	2,342	2,270	2,216	2,193
Six years later	2,509	2,427	2,368	2,291
Seven years later	2,573	2,500	2,423
Eight years later	2,635	2,542
Nine years later	2,670

(1)	Reinsurance recoverable on unpaid losses represents the related ceded amounts.

Government Regulation
Property and casualty insurers are subject to supervision and regulation in the states in which they transact business.  The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments.  Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies, and the approval of certain changes in control.  In addition, many states have enacted variations of competitive rate-making laws that allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval by the state insurance department.  State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of quarterly and annual reports relating to the financial condition of insurance companies.

The Property and Casualty Group is also required to participate in various involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which these companies operate.  These involuntary programs provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverages in the voluntary market.  These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities, and windstorm plans.

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

Most states have enacted legislation that regulates insurance holding company systems such as the Erie Insurance Group.  Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system.  Pursuant to these laws, the respective insurance departments may examine Indemnity, as the management company, the Property and Casualty Group and EFL at any time, and may require disclosure and/or prior approval of certain transactions with the insurers and Indemnity, as an insurance holding company.

All transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.  In some states, the acquisition of 10% or more of the outstanding common stock of an insurer or its holding company is presumed to be a change in control.  The sale of Indemnity’s 21.6% ownership interest in EFL was approved by the appropriate regulatory agencies.  Approval by the applicable insurance commissioner is also required in order to declare extraordinary dividends.  See Item 8, “Financial Statements and Supplementary Data – Note 21, Statutory Information, of Notes to Consolidated Financial Statements” contained within this report.

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

ITEM 1A.     RISK FACTORS

Our business involves various risks and uncertainties, including, but not limited to those discussed in this section.  The events described in the risk factors below, or any additional risk outside of those discussed below, could have a material adverse effect on our business, financial condition, operating results, cash flows, or liquidity if they were to actually occur.  This information should be considered carefully together with the other information contained in this report and in other reports and materials we file with the Securities and Exchange Commissions.

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

Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity is appointed to perform certain services.  These services relate to the sales, underwriting, and issuance of policies on behalf of the Exchange.  Indemnity incurs significant costs related to commissions, employees, and technology in order to provide these services.

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

Employees are an essential part of the operating costs related to providing services for the Exchange.  As a result, Indemnity’s profitability is affected by employee costs, including salaries, healthcare, pension, and other benefit costs.  Recent regulatory developments, provider relationships, and economic factors that are beyond our control indicate that employee healthcare costs will continue to increase.  Although Indemnity actively manages these cost increases, there can be no assurance that future cost increases will not occur and reduce its profitability.

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

Our ability to attract, develop, and retain talented executives, key managers, and employees is critical to our success.

Our success is largely dependent upon our ability to attract and retain executives and other key management.  The loss of the services and leadership of certain key officers and the failure to attract and develop talented new executives and managers could prevent us from successfully communicating, implementing, and executing business strategies, and therefore have a material adverse effect on our financial condition and results of operations.

Our success also depends on our ability to attract, develop, and retain a talented employee base.  The inability to staff all functions of our business with employees possessing the appropriate technical expertise could have an adverse effect on our business performance.  Staffing appropriately skilled employees for the handling of claims and servicing of customers, rendering of disciplined underwriting, and effective sales and marketing are critical to the core functions of our business. In addition, skilled employees in the actuarial, finance, and information technology areas are also essential to support our core functions.

If we are unable to ensure system availability, unable to secure sensitive information, or we make significant decisions based on inaccurate data, the Erie Insurance Group may experience adverse financial consequences and/or may be unable to compete effectively in the industry. Our business depends on the uninterrupted operations of our facilities, systems, and business functions.

Indemnity is responsible for providing the technological resources necessary to support the operations of the Erie Insurance Group.  Our business is highly dependent upon the effective operations of our technology and information systems. We also conduct business functions and computer operations using the systems of third-party vendors, which may provide software, data storage, and other computer services to us. We rely upon our systems, and those of third-party vendors, to assist in key functions of core business operations including processing claims, applications, and premium payments, providing customer support, performing actuarial and financial analysis, and maintaining key data.

We necessarily collect, use, and hold data concerning individuals, businesses, strategic plans, and intellectual property. Threats to data security, including unauthorized access, cyber attacks, and other computer related penetrations, expose us to additional costs for protection or remediation to secure our data in accordance with customer expectations and statutory and regulatory requirements, including data privacy laws. Preventative actions we take, or our third-party vendors take, to reduce the risk of cyber incidents and protect our information may be insufficient to prevent physical and electronic break-ins or other security breaches to our computer system. A breach of security that results in unauthorized access to our data could expose us to an operational disruption, data loss, litigation, fines and penalties, increased compliance costs, and reputational damages.

We depend on a large amount of data to price policies appropriately, track exposures, perform financial analysis, and ultimately make business decisions. Should this data be inaccurate or insufficient, risk exposure may be underestimated and/or poor business decisions may be made. This may in turn lead to adverse operational or financial performance.

We have an established business continuity plan to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event.  Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. Our business continuity is also dependent on third-party systems on which our information technology systems interface and rely.  Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses. The failure of our information systems for any reason could result in a material adverse effect on our business, financial condition, or results of operations.

The performance of Indemnity’s investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on its results of operations or financial condition.

Indemnity’s investment portfolio is comprised principally of fixed-income maturities and limited partnerships.  At December 31, 2013, Indemnity’s investment portfolio consisted of approximately 73% fixed income securities, 21% limited partnerships, and 6% equity securities.

All of Indemnity’s marketable securities are subject to market volatility.  To the extent that future market volatility negatively impacts Indemnity’s investments, its financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. Inherent in management’s evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer, including rating downgrades, and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.  As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on Indemnity’s operating results and financial condition. See also Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

If the fixed income, equity, or limited partnership portfolios were to suffer a substantial decrease in value, Indemnity’s financial position could be materially adversely affected through increased unrealized losses or impairments.

Currently, 46% of the fixed-income portfolio is invested in municipal securities.  The performance of the fixed-income portfolio is subject to a number of risks including, but not limited to:

•
Interest rate risk – the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates. A sustained low interest rate would pressure our net investment income.

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

•
Sector/Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries. Events or developments that have a negative impact on any particular industry, group of related industries, or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated within those issuers, sectors, or industries.

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

In addition to the fixed-income securities, a significant portion of Indemnity’s portfolio is invested in limited partnerships.  At December 31, 2013, Indemnity had investments in limited partnerships of $146 million, or 12% of total assets.  In addition, Indemnity is obligated to invest up to an additional $29 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices, than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed-income securities, cash flows and return expectations are less predictable.  The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, Indemnity’s financial statements at December 31, 2013, do not reflect market conditions experienced in the fourth quarter of 2013.

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

Indemnity recognizes management fees due from the Exchange as income when the premiums are written because at that time Indemnity has performed substantially all of the services it is required to perform, including sales, underwriting, and policy issuance activities.  However, such fees are not paid to Indemnity by the Exchange until the Exchange collects the premiums from policyholders.  As a result, Indemnity holds receivables for management fees since such fees are based upon premiums that have been written and assumed.  Indemnity also holds receivables from the Exchange for costs it pays on the Exchange’s behalf.  The receivable from the Exchange totaled $297 million or 24% of our total assets at December 31, 2013.

Deteriorating capital and credit market conditions or a failure to accurately estimate capital needs may significantly affect Indemnity’s ability to meet liquidity needs and access capital.

Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, pay dividends on common stock, and repurchase common stock.  Management estimates the appropriate level of capital necessary based upon current and projected results, which include a loading for potential risks.  Failure to accurately estimate Indemnity’s capital needs may have a material adverse effect on its financial condition until additional sources of capital can be located.  Further, a deteriorating financial condition may create a negative perception of Indemnity by third parties, including rating agencies, investors, agents, and customers which could impact Indemnity’s ability to access additional capital in the debt or equity markets.

The primary sources of liquidity for Indemnity are management fees and cash flows generated from its investment portfolio.  In the event Indemnity’s current sources do not satisfy its liquidity needs, Indemnity has the ability to access its $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2013, or sell assets in its investment portfolio.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or, to a greater extent, its significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.

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

Indemnity is subject to applicable insurance laws, tax statutes, and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on Indemnity’s business, results of operations, or financial condition.

Indemnity faces a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating its businesses including the risk of class action lawsuits.  Indemnity’s pending legal and regulatory actions include proceedings specific to Indemnity and others generally applicable to business practices in the industries in which it operates.  In Indemnity’s management operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, product design, product disclosure, policy issuance and administration, additional premium charges for premiums paid on a periodic basis, charging excessive or impermissible fees on products, recommending unsuitable products to customers, and breaching alleged fiduciary or other duties to customers.  Indemnity is also subject to litigation arising out of its general business activities such as its contractual and employment relationships.  Plaintiffs in class action and other lawsuits against Indemnity may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.  Indemnity is also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities.  Changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact Indemnity’s business, results of operations, or financial condition.  See “Risk Factors Related to the Non-Controlling Interest Owned by the Exchange, which includes the Property and Casualty Group and EFL,” that follows for additional discussion of litigation risks.

Risk Factors Relating to the Non-Controlling Interest Owned by the Exchange, which Includes the Property and Casualty Group and EFL

Deteriorating general economic conditions may have an adverse effect on the non-controlling interest’s operating results and financial condition.

Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Property and Casualty Group, and consequently Indemnity’s management fee.  These conditions could also impair the ability of customers to pay premiums when due, and as a result, the Property and Casualty Group’s bad debt write-offs could increase.

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

The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive insurance agencies.  These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally they also sell competitors’ insurance products.  We must offer insurance products that meet the needs of these agencies and their clients and maintain good relationships with these agencies.  The results of operations and business of the Property and Casualty Group could be adversely affected by the following:

•
To the extent these agencies’ marketing efforts are not maintained at their current levels or they bind the Property and Casualty Group to unacceptable insurance risks, fail to comply with established underwriting guidelines, or otherwise improperly market the Property and Casualty Group’s products.

•
To the extent these agencies place business with competing insurers due to compensation arrangements, product differences, price differences, ease of doing business, perceived delivery of customer service, or other reasons.

•	If the Property and Casualty Group is unsuccessful in maintaining and/or increasing the number of agencies in its independent agent distribution system.

•	To the extent the computer systems of our independent agencies experience cyber attacks and other security breaches, loss or corruption of information, or systems failures or outages.

•	To the extent that consumer preferences cause the insurance industry to migrate to a delivery system other than independent agencies.

Our ability to maintain our reputation is a key factor to the Property and Casualty Group’s success.

The Property and Casualty Group maintains a brand recognized for customer service.  The perceived performance, actions, and behaviors of employees, independent insurance agency representatives, and third party service partners may result in reputational harm to the Property and Casualty Group's brand and the potential for a reduction in business. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and inappropriate social media communications. The degree of control we have over these events varies based upon the event type and who is responsible for causing the incident. If an extreme catastrophic event were to occur in a heavily concentrated area of policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect our ability to satisfy our customers.  While we maintain and execute processes to minimize these events, we cannot completely eliminate this risk.

The Property and Casualty Group faces significant competition from other regional and national insurance companies.  Failure to keep pace with competitors may result in lower market share and revenues, which may have a material adverse effect on the Property and Casualty Group’s financial condition.

The Property and Casualty Group competes with regional and national property and casualty insurers including direct writers of insurance coverage. Many of these competitors are larger and many have greater financial, technical, and operating resources.

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

The property and casualty insurance industry is highly competitive on the basis of product, price, and service.  If competitors offer property and casualty products with more coverage and/or better service or offer lower rates, and we are unable to implement product or service improvements quickly enough to keep pace, the Property and Casualty Group’s ability to grow and renew its business may be adversely impacted.

Insurance customers are increasingly expecting to perform service interactions digitally, including but not limited to shopping, paying bills, and reporting and monitoring claims. Examples of digital channels used in these interactions include traditional websites, social media sites, and mobile device applications. We expect competitors to continue to grow these channels, particularly those with some form of direct to consumer sales distribution. Failure to position our digital servicing and distribution technology effectively in light of these trends could inhibit the Property and Casualty Group's ability to grow and maintain its customer base.

Changes in applicable insurance laws, regulations, or changes in the way regulators administer those laws or regulations could adversely change the Property and Casualty Group’s operating environment and increase its exposure to loss or put it at a competitive disadvantage.

Property and casualty insurers are subject to extensive supervision in the states in which they do business.  This regulatory oversight includes, by way of example, matters relating to licensing examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, restrictions on underwriting standards, accounting standards, and transactions between affiliates.  Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of shareholders.  For instance, members of the Property and Casualty Group are subject to involuntary participation in specified markets in various states in which they operate, and the rate levels the Property and Casualty Group is permitted to charge do not always correspond with the underlying costs associated with the coverage issued.  Additionally, certain transactions and agreements between Indemnity and the Exchange must be approved by the appropriate state insurance department(s).  Although currently the federal government does not directly regulate the insurance industry, federal programs, such as federal terrorism backstop legislation and the Federal Insurance Office established under the Dodd-Frank Act can also impact the insurance industry.  In addition to specific insurance regulation, the Property and Casualty Group must also comply with other regulatory, legal, and ethical requirements relating to the general operation of a business.

Premium rates and reserves must be established for members of the Property and Casualty Group from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period.  The Property and Casualty Group’s underwriting profitability could be adversely affected to the extent such premium rates or reserves are too low or by the effects of inflation.

One of the distinguishing features of the property and casualty insurance industry in general is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported.  Consequently, in establishing premium rates, we attempt to anticipate claims frequency and the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation and tort issues.  Medical costs are a broad element of inflation that impact personal and commercial auto, general liability, workers compensation and commercial multi-peril lines of insurance written by the Property and Casualty Group.  Accordingly, premium rates must be established from forecasts of the ultimate costs expected to arise from risks underwritten during the policy period.  These premium rates may prove to be inadequate if future claims frequency and/or inflation are significantly higher than the estimates anticipated in pricing.

Property and casualty insurers establish reserves for losses and loss expenses that will not be paid and settled for many years.  Numerous factors affect both the current estimates and final settlement value of these losses and loss expenses.  It is possible that the ultimate liability for these losses and loss expenses will exceed these reserves because of unanticipated changes in the future development of known losses, the unanticipated emergence of losses that have occurred but are currently unreported, and larger than expected settlements on pending and unreported claims.  The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation.  If pricing or reserves of the Property and Casualty Group are not sufficient, the Property and Casualty Group’s financial condition may be adversely impacted.

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

As industry practices and legal, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  These issues may adversely affect the Property and Casualty Group’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims.  In some instances, these emerging issues may not become apparent for some time after the Property and Casualty Group has issued the affected insurance policies.  As a result, the full extent of liability under the Property and Casualty Group’s insurance policies may not be known for many years after the policies are issued.

Changes in reserve estimates may adversely affect EFL’s operating results.

Reserves for life-contingent contract benefits are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency, and expenses.  We periodically review the adequacy of these reserves on an aggregate basis and, if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs may be required, which could have a material adverse effect on EFL’s operating results.

The financial performance of members of the Property and Casualty Group could be adversely affected by severe weather conditions or other catastrophic losses, including terrorism.

The Property and Casualty Group conducts business in 11 states and the District of Columbia, primarily in the Mid-Atlantic, Midwestern, and Southeastern portions of the United States.  A substantial portion of this business is private passenger and commercial automobile, homeowners, and workers compensation insurance in Maryland, Virginia, Ohio, North Carolina, and particularly, Pennsylvania.  As a result, a single catastrophic occurrence, destructive weather pattern, change in climate condition, general economic trend, terrorist attack, regulatory development, or other condition disproportionately affecting one or more of the states in which the Property and Casualty Group conducts substantial business could adversely affect the results of operations of members of the Property and Casualty Group.  Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable.  The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event.

The Property and Casualty Group maintains a property catastrophe reinsurance program which includes several property catastrophe reinsurance treaties. The treaties that became effective for January 1, 2014 included a first property catastrophe reinsurance treaty providing coverage of up to 30% of a loss of $100 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence, a second treaty providing coverage of up to 90% of a loss of $500 million in excess of $400 million, a third treaty providing coverage of up to 85% of a loss of $200 million in excess of $900 million, and a fourth treaty providing coverage of up to 100% of a loss of $25 million in excess of $1.1 billion. Catastrophe reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit which could adversely affect the Property and Casualty Group’s underwriting profitability and financial position.

Terrorist attacks could also cause losses from insurance claims related to the property and casualty insurance operations, as well as a decrease in our equity, net income, or revenue.  The federal Terrorism Risk Insurance Program Reauthorization and Extension Act ("TRIA") of 2007 requires that some coverage for terrorist losses be offered by primary commercial property insurers and provides federal assistance for recovery of claims.  While the Property and Casualty Group is exposed to terrorism losses in commercial lines and workers compensation, these lines are afforded a limited backstop above insurer deductibles for acts of terrorism under this federal program.  There is no federal assistance for personal lines terrorism losses. The Property and Casualty Group could incur large net losses if terrorist attacks were to occur. Terrorism losses caused by the intentional release of certain materials are not covered by TRIA or the property casualty catastrophe reinsurance program. Without legislative action, TRIA is due to expire at the end of 2014.

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

The Exchange’s investment portfolio is comprised principally of fixed-income maturities, common stocks, and limited partnerships.  At December 31, 2013, the Exchange’s investment portfolio consisted of approximately 62% fixed income securities, 26% common stocks, 7% limited partnerships, and 5% preferred equity securities.

All of the Exchange’s marketable securities are subject to market volatility.  To the extent that future market volatility negatively impacts the Exchange’s investments, its financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. Inherent in management’s evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer including rating downgrades, and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.  As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on the Exchange’s operating results and financial condition.  See also Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

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

Currently, 33% of the Exchange’s fixed-income portfolio is invested in financial sector securities and 18% is invested in municipal securities and results may vary depending on the market environment.  The performance of the fixed-income portfolio is subject to a number of risks including, but not limited to:

•
Interest rate risk – the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates. A sustained low interest rate would pressure our net investment income.

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

•
Sector/Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated within those issuers, sectors, or industries.

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

The Exchange’s common and preferred equity securities have exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices.  In addition, a portion of the Exchange's common stock portfolio is invested in securities denominated in currencies other than the U.S. dollar. These investments also have exposure to foreign exchange rate risk, or the potential loss in estimated fair value resulting from adverse changes in foreign exchange rates. The Exchange does not hedge its exposure to equity price risk or foreign exchange rate risk inherent in its equity investments.  The Exchange’s common and preferred equity securities may also be subject to some of the same risks that affect the Exchange’s fixed-income portfolio, as discussed above. General economic conditions and other factors beyond our control can adversely affect the value of our equity investments and the realization of net investment income, or result in realized investment losses.

A portion of the Exchange’s portfolio is invested in limited partnerships.  At December 31, 2013, the Exchange had investments in limited partnerships of $940 million, or 6% of total assets.  The Exchange is also obligated to invest up to an additional $409 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable.  In addition, a portion of the Exchange's limited partnership portfolio is invested in partnerships denominated in currencies other than the U.S. dollar, and therefore exposed to foreign exchange rate risk. The Exchange does not hedge its exposure to foreign exchange rate risk inherent in these investments. The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, the Exchange’s financial statements at December 31, 2013, do not reflect market conditions experienced in the fourth quarter of 2013.

Deteriorating capital and credit market conditions or a failure to accurately estimate capital needs may significantly affect the Exchange’s ability to meet liquidity needs and access capital.

Sufficient liquidity and capital levels are required to pay claims, claims-related expenses, and income taxes as well as to build the Exchange’s investment portfolio, provide for additional protection against possible large, unexpected losses, and maintain adequate surplus amounts.  Management estimates the appropriate level of capital necessary based upon current and projected results, which include a loading for potential risks.  Failure to accurately estimate the Exchange’s capital needs may have a material adverse effect on the Exchange’s financial condition until additional sources of capital can be located.  Further, a deteriorating financial condition may create a negative perception of the Exchange by third parties, including rating agencies, investors, agents, and customers which could impact the Exchange’s ability to access additional capital in the debt or equity markets.

The primary sources of liquidity for the Exchange are insurance premiums and cash flow generated from its investment portfolio.  In the event the Exchange’s current sources do not satisfy its liquidity needs, the Exchange has the ability to access its $300 million bank revolving line of credit, from which there were no borrowings as of December 31, 2013, or sell assets in its investment portfolio.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or, to a greater extent, its significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts. In the event these traditional sources of liquidity are not available, the Exchange may have to seek additional financing.  The Exchange’s access to funds will depend upon a number of factors including current market conditions, the availability of credit, market liquidity, and credit ratings.  In deteriorating market conditions, there can be no assurance that the Exchange will obtain additional financing, or, if available, that the cost of financing will not substantially increase and affect our overall profitability.

If there were a failure to maintain a commercially acceptable financial strength rating, the Property and Casualty Group’s competitive position in the insurance industry would be adversely affected.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies.  Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders.  Ratings are assigned by rating agencies to insurers based upon factors that the rating agencies believe are relevant to policyholders.  The Property and Casualty Group’s pooled AM Best rating is currently A+ ("Superior").  Rating agencies periodically review insurers’ ratings and change their ratings criteria; therefore, our current ratings may not be maintained in the future. A significant downgrade in this or other ratings would reduce the competitive position of the Property and Casualty Group making it more difficult to attract profitable business in the highly competitive property and casualty insurance market resulting in reduced sales of our products.

The Property and Casualty Group is subject to claims and legal proceedings, which, if determined unfavorably to the Property and Casualty Group, could have a material adverse effect on our business, results of operations, or financial condition.

The Property and Casualty Group faces a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating its businesses including the risk of class action lawsuits.  The Property and Casualty Group’s pending legal and regulatory actions include proceedings specific to the Property and Casualty Group and others generally applicable to business practices in the industries in which it operates.  In the Property and Casualty Group’s insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to claims payments and procedures, denial or delay of benefits, charging excessive or impermissible fees on products, and breaching fiduciary or other duties to customers.  The Property and Casualty Group is also subject to litigation arising out of its general business activities such as its contractual relationships. Plaintiffs in class action and other lawsuits against the Property and Casualty Group may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.  The Property and Casualty Group is also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities.  See “Risk Factors Related to the Indemnity Shareholder Interest,” within this section for additional discussion of litigation risks.

The Exchange is dependent upon Indemnity to perform certain services, including sales, underwriting, and the issuance of policies and the uninterrupted operation of our facilities and business functions.  Failure to perform these services effectively may have a material adverse effect on the financial condition of the Exchange.

Pursuant to the attorney-in-fact agreements with the policyholders at the Exchange, Indemnity is responsible for performing key functions for the Exchange including management and operational services, including the related technology systems.  We have an established business continuity plan. If our business continuity plan does not sufficiently consider and address the circumstances of an interruption, this could result in an adverse effect on our operating results and financial condition. The Exchange has no employees, as Indemnity employs all personnel related to performing operating functions for the Exchange.  In addition, the Board of Directors for Indemnity has the responsibility for such Exchange-related activities as setting the management fee paid by the Exchange to Indemnity.  As a result, the business and financial condition of the Exchange would be materially adversely affected if Indemnity was not able to provide the necessary operating and management services required by the Exchange.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The companies comprising the Erie Insurance Group share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 521,000 square feet.

The Erie Insurance Group also operates 24 field offices in 11 states.  Of these field offices, 16 provide both agency support and claims services and are referred to as branch offices, while seven provide only claims services and are referred to as claims offices, and one provides only agency support and is referred to as a sales office.  Eight field offices are owned by the Erie Insurance Group, while the remaining 16 field offices and one warehouse facility are leased from unaffiliated parties.

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

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. A hearing on that motion was held by the state court in February 2013. Additional briefing was filed and another argument was held on the motion in October 2013. On December 19, 2013, the court granted Indemnity’s motion in part, holding that the Pennsylvania Insurance Holding Company Act “provides the [Pennsylvania Insurance] Department with special competence to address the subject matter of plaintiff’s claims” and referring “all issues” in the Sullivan lawsuit to the Pennsylvania Insurance Department (the “Department”) for “its views and any determination.” The court stayed all further proceedings and reserved decision on all other grounds for dismissal raised by Indemnity. Plaintiffs sought reconsideration of the Court’s order, and on January 13, 2014, the court entered a revised order affirming its prior order and clarifying that the Department “shall decide any and all issues within its jurisdiction.” On January 30, 2014, Plaintiffs asked the court to certify its order to permit an immediate appeal to the Superior Court and to stay any proceedings in the Department pending completion of any appeal. Oral argument on Plaintiffs’ motion was held on February 10, 2014. On February 18, 2014, the court issued an order denying Plaintiffs’ motion.

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

As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself. Indemnity filed a Motion to Intervene as a Party Defendant in the Beltz lawsuit in July 2013 and the Directors filed a Motion to Dismiss the lawsuit in August 2013. On February 10, 2014, the court entered an order granting Indemnity’s motion to intervene and permitting Indemnity to join the Directors’ motion to dismiss; granting in part the Directors’ motion to dismiss; referring the matter to the Department to decide any and all issues within its jurisdiction; denying all other relief sought in the Directors’ motion as moot; and dismissing the case without prejudice.

Indemnity believes that it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the Beltz lawsuit. The Directors have also advised Indemnity that they intend to vigorously defend against the claims in the Beltz lawsuit and have sought indemnification and advancement of expenses from the Company in connection with the Beltz lawsuit.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Indemnity’s Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol “ERIE.”  No established trading market exists for the Class B voting common stock.  American Stock Transfer & Trust Company serves as Indemnity’s transfer agent and registrar.  As of February 14, 2014, there were approximately 757 beneficial shareholders of record for the Class A non-voting common stock and 10 beneficial shareholders of record for the Class B voting common stock.

Historically, Indemnity has declared and paid cash dividends on a quarterly basis at the discretion of its Board of Directors.  The payment and amount of future dividends on the common stock will be determined by the Board of Directors and will depend upon, among other things, Indemnity’s operating results, financial condition, cash requirements, and general business conditions at the time such payment is considered. Indemnity’s common stock high and low sales prices and cash dividends declared for each full quarter of the last two years were as follows:

	Indemnity Shareholder Interest
	2013				2012
	Stock sales price		Cash dividend declared		Stock sales price		Cash dividend declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A		Class B
March 31	$76.66	$69.28	$0.5925	$88.875	$78.92	$74.23	$0.5525		$82.875
June 30	82.64	72.69	0.5925	88.875	77.66	68.28	0.5525		82.875
September 30	82.59	72.47	0.5925	88.875	72.35	62.64	0.5525		82.875
December 31	74.23	69.42	0.6350	95.250	71.28	62.22	2.5925	(1)	388.875	(1)
Total			$2.4125	$361.875			$4.2500		$637.500

(1)
In addition to the regular quarterly dividend declared in November 2012, Indemnity's Board of Directors also declared a special one-time cash dividend of $2.00 on each Class A share and $300.00 on each Class B share.

Stock Performance
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for Indemnity's Class A common stock compared to the Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Insurance Industry Group Index.  The Standard & Poor's Supercomposite Insurance Industry Group Index is made up of 55 constituent members represented by property casualty insurers, insurance brokers, and life insurers, and is a capitalization weighted index.

	2008		2009	2010	2011	2012	2013
Erie Indemnity Company Class A common stock	$100	(1)	$109	$186	$228	$216	$234
Standard & Poor's 500 Stock Index	100	(1)	126	145	148	171	226
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	110	128	119	142	206

(1)
Assumes $100 invested at the close of trading, on the last trading day preceding the first day of the fifth preceding fiscal year, in Indemnity’s Class A common stock, the Standard & Poor’s 500 Stock Index, and the Standard & Poor’s Supercomposite Insurance Industry Group Index.

Issuer Purchases of Equity Securities
Indemnity may purchase shares, from time-to-time, in the open market, through trading plans entered into with one or more brokerage firms pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions. The purchase of shares is dependent upon prevailing market conditions and alternate uses of capital, and at times and in a manner that is deemed appropriate.

On January 1, 2004, our Board of Directors authorized a stock repurchase program allowing the repurchase of Indemnity’s outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in October 2011 for $150 million, which was authorized with no time limitation.  During 2013, shares repurchased under this program totaled 431,556 at a total cost of $31.2 million, based upon trade date.  As of February 14, 2014, we had approximately $33 million of repurchase authority remaining under this program.

The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended December 31, 2013:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 – 31, 2013	65,575	$72.25	65,575	$42
November 1 – 30, 2013	40,112	70.79	40,112	40
December 1 – 31, 2013	36,445	71.35	36,445	37
Total	142,132		142,132

See Item 8. “Financial Statements and Supplementary Data – Note 17, Indemnity Capital Stock, of Notes to Consolidated Financial Statements” contained within this report for discussion of additional shares repurchased outside of this program.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	ERIE INDEMNITY COMPANY
(dollars in millions, except share data)	Years Ended December 31,

	2013	2012	2011	(1)	2010	(2)	2009
Operating Data:
Premiums earned	$4,898	$4,493	$4,214		$3,987		$3,869
Net investment income	422	438	433		433		433
Realized gains (losses) on investments	758	418	(6)		307		286
Equity in earnings (losses) of limited partnerships	161	131	149		128		(369)
Other income	32	32	34		35		36
Total revenues	6,271	5,512	4,824		4,890		4,255
Net income	1,048	619	268		660		446
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	885	459	99		498		338
Net income attributable to Indemnity	163	160	169		162		108

Per Share Data Attributable to Indemnity:
Net income per Class A share – diluted	$3.08	$2.99	$3.08		$2.85		$1.89
Book value per share – Class A common and equivalent B shares	13.96	12.11	14.48		16.24		15.74
Dividends declared per Class A share	2.4125	4.25	2.0975		1.955		1.83
Dividends declared per Class B share	361.875	637.50	314.625		293.25		274.50

Financial Position Data:
Total assets	$16,676	$15,441	$14,348		$14,344		$13,287
Total equity	7,550	6,791	6,293		6,334		5,725
Less: Noncontrolling interest in consolidated entity – Exchange	6,816	6,149	5,512		5,422		4,823
Total equity attributable to Indemnity	734	642	781		912		902

(1)
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

(2)
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, agency relationships, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:

Risk factors related to the Erie Indemnity Company (“Indemnity”) shareholder interest:

•	dependence upon Indemnity’s relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	costs of providing services to the Exchange under the subscriber’s agreement;

•	ability to attract and retain talented management and employees;

•	ability to maintain uninterrupted business operations;

•	factors affecting the quality and liquidity of Indemnity’s investment portfolio;

•	credit risk from the Exchange;

•	Indemnity’s ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigation against Indemnity.

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

OPERATING OVERVIEW

Overview
The Erie Insurance Group represents the consolidated results of Indemnity and the results of its variable interest entity, the Exchange.  The Erie Insurance Group operates predominantly as a property and casualty insurer through its regional insurance carriers that write a broad range of personal and commercial coverages.  Our property and casualty insurance companies include the Exchange and its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”) and Flagship City Insurance Company (“Flagship”).  These entities operate collectively as the “Property and Casualty Group.”  The Erie Insurance Group also operates as a life insurer through the Exchange’s wholly owned subsidiary, Erie Family Life Insurance Company (“EFL”), which underwrites and sells individual and group life insurance policies and fixed annuities(1).

The Exchange is a reciprocal insurance exchange organized under Article X of Pennsylvania's Insurance Company Law of 1921 under which individuals, partnerships, and corporations are authorized to exchange reciprocal or inter-insurance contracts with each other, or with individuals, partnerships, and corporations of other states and countries, providing indemnity among themselves from any loss which may be insured against under any provision of the insurance laws except life insurance.  Each applicant for insurance to the Exchange signs a subscriber’s agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact the business of the Exchange on their behalf.

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

The Indemnity shareholder interest in income comprises:

•
a management fee of up to 25% of all property and casualty insurance premiums written or assumed by the Exchange, less the costs associated with the sales, underwriting, and issuance of these policies;

•	a 0% equity interest in the net earnings of EFL after March 31, 2011 (the interest was 21.6% prior to March 31, 2011)(1);

•	net investment income and results on investments that belong to Indemnity; and

•	other income and expenses, including income taxes, that are the responsibility of Indemnity.

The Exchange’s or the noncontrolling interest in income comprises:

•	a 100% interest in the net underwriting results of the property and casualty insurance operations;

•	a 100% interest in the net earnings of EFL after March 31, 2011 (the interest was 78.4% prior to March 31, 2011)(1);

•	net investment income and results on investments that belong to the Exchange and its subsidiaries; and

•	other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.

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

		Indemnity shareholder interest				Noncontrolling interest (Exchange)			Eliminations of related party transactions			Erie Insurance Group
(in millions)		Years ended December 31,				Years ended December 31,			Years ended December 31,			Years ended December 31,
	Percent	2013	2012	2011	Percent	2013	2012	2011	2013	2012	2011	2013	2012	2011
Management operations:
Management fee revenue, net	100.0%	$1,266	$1,157	$1,067		$—	$—	$—	$(1,266)	$(1,157)	$(1,067)	$—	$—	$—
Service agreement revenue	100.0%	31	31	33		—	—	—	—	—	—	31	31	33
Total revenue from management operations		1,297	1,188	1,100		—	—	—	(1,266)	(1,157)	(1,067)	31	31	33
Cost of management operations	100.0%	1,088	983	892		—	—	—	(1,088)	(983)	(892)	—	—	—
Income from management operations before taxes		209	205	208		—	—	—	(178)	(174)	(175)	31	31	33
Property and casualty insurance operations:
Net premiums earned		—	—	—	100.0%	4,820	4,422	4,149	—	—	—	4,820	4,422	4,149
Losses and loss expenses		—	—	—	100.0%	3,365	3,384	3,349	(5)	(5)	(5)	3,360	3,379	3,344
Policy acquisition and underwriting expenses		—	—	—	100.0%	1,387	1,284	1,178	(187)	(182)	(183)	1,200	1,102	995
Income (loss) from property and casualty insurance operations before taxes		—	—	—		68	(246)	(378)	192	187	188	260	(59)	(190)
Life insurance operations:(1)
Total revenue	21.6%(2)	—	—	10	78.4%(2)	192	178	167	(2)	(2)	(2)	190	176	175
Total benefits and expenses	21.6%(2)	—	—	7	78.4%(2)	144	132	120	0	0	0	144	132	127
Income from life insurance operations before taxes		—	—	3		48	46	47	(2)	(2)	(2)	46	44	48
Investment operations:(1)
Net investment income		15	16	16		325	338	335	(12)	(11)	(11)	328	343	340
Net realized gains (losses) on investments		1	5	3		753	404	(20)	—	—	—	754	409	(17)
Net impairment losses recognized in earnings		0	0	0		(12)	0	(1)	—	—	—	(12)	0	(1)
Equity in earnings of limited partnerships		22	15	26		138	116	119	—	—	—	160	131	145
Income from investment operations before taxes		38	36	45		1,204	858	433	(12)	(11)	(11)	1,230	883	467
Income from operations before income taxes and noncontrolling interest		247	241	256		1,320	658	102	—	—	—	1,567	899	358
Provision for income taxes		84	81	87		435	199	3	—	—	—	519	280	90
Net income		$163	$160	$169		$885	$459	$99	$—	$—	$—	$1,048	$619	$268

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

Net income in 2013 benefited from improved results in our investment and property and casualty insurance operations, compared to 2012 and 2011. Our investment operations improved primarily due to an increase in net realized gains on investments compared to 2012, and compared to losses in 2011. The Exchange’s property and casualty insurance operations experienced a 9.0% increase in earned premium compared to 2012, driven by increases in policies in force and the average premium per policy, which also positively impacted Indemnity’s management fee revenue.  The Exchange's 2013 property and casualty insurance operation's results were also positively impacted by lower levels of catastrophe losses, offset somewhat by lower levels of favorable development on prior accident year loss reserves, compared to 2012 and 2011.

Reconciliation of Operating Income to Net Income
We disclose operating income, a non-GAAP financial measure, to enhance our investors’ understanding of our performance related to the Indemnity shareholder interest.  Our method of calculating this measure may differ from those used by other companies, and therefore comparability may be limited.

Indemnity defines operating income as net income excluding realized capital gains and losses, impairment losses, and related federal income taxes.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest for the years ended December 31(1):

(in millions, except per share data)	Indemnity Shareholder Interest
	2013	2012	2011
Operating income attributable to Indemnity	$162	$157	$167
Net realized gains and impairments on investments	1	5	3
Income tax expense	0	(2)	(1)
Realized gains and impairments, net of income taxes	1	3	2
Net income attributable to Indemnity	$163	$160	$169

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$3.07	$2.92	$3.04
Net realized gains and impairments on investments	0.01	0.10	0.06
Income tax expense	0.00	(0.03)	(0.02)
Realized gains and impairments, net of income taxes	0.01	0.07	0.04
Net income attributable to Indemnity	$3.08	$2.99	$3.08

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

Summary of Results – Indemnity Shareholder Interest
Net income attributable to Indemnity Class A per share-diluted was $3.08 per share in 2013, compared to $2.99 per share in 2012, and $3.08 per share in 2011.  The net income for 2011 included $0.02 per share-diluted related to the life insurance operations sold to the Exchange.

Operating income attributable to Indemnity Class A per share-diluted (excluding net realized gains or losses, impairments on investments, and related taxes) was $3.07 per share in 2013, compared to $2.92 in 2012, and $3.04 in 2011.  The 2011 operating income amount included $0.02 per share-diluted related to the life insurance operations sold to the Exchange.

Operating Segments
Our reportable segments include management operations, property and casualty insurance operations, life insurance operations, and investment operations.

Management operations
Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for 2013, 2012 and 2011.  Our Board of Directors set the 2014 management fee rate again at 25%, its maximum level.  Management fee revenue is eliminated upon consolidation.

Property and casualty insurance operations
The property and casualty insurance business is driven by premium growth, the combined ratio, and investment returns.  The property and casualty insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity followed by periods of substantial price competition and excess capacity.  The cyclical nature of the insurance industry has a direct impact on the direct written premium of the Property and Casualty Group.

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of over 2,150 independent agencies, with over 10,550 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

Geographic expansion is also a component of the Property and Casualty Group's premium growth strategy. The Property and Casualty Group plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  The Property and Casualty Group’s principal personal lines products based upon 2013 direct written premiums were private passenger automobile (44%) and homeowners (26%), and the principal commercial lines products were commercial multi-peril (13%), commercial automobile (7%), and workers compensation (7%).  Pennsylvania, Maryland, Virginia, North Carolina and Ohio made up 75% of the property and casualty lines insurance business direct written premium in 2013.

Members of the Property and Casualty Group pool their underwriting results under an intercompany pooling agreement.  Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest, and ENY retains a 0.5% interest.

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

Factors affecting losses and loss expenses include the frequency and severity of losses, the nature and severity of catastrophic losses, the quality of risks underwritten, and underlying claims and settlement expenses.

Investments held by the Property and Casualty Group are reported in the investment operations segment, separate from the underwriting business.

Life insurance operations
EFL generates revenues through the sale of its individual and group life insurance policies and fixed annuities.  These products provide our property and casualty agency force an opportunity to cross-sell both personal and commercial accounts.  EFL’s profitability depends principally on the ability to develop, price, and distribute insurance products, attract and retain deposit funds, generate investment returns, and manage expenses.  Other drivers include mortality and morbidity experience, persistency experience to enable the recovery of acquisition costs, maintenance of interest spreads over the amounts credited to deposit funds, and the maintenance of strong ratings from rating agencies. EFL plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

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

Investment operations
We generate revenues from our fixed maturity, equity security, and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  Management actively evaluates the portfolios for impairments.  We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Property and Casualty Group, and consequently Indemnity’s management fee.  These conditions could also impair the ability of customers to pay premiums when due, and as a result, the Property and Casualty Group’s bad debt write-offs could increase.  Our key challenge is to generate profitable revenue growth in a highly competitive market that continues to experience the effects of uncertain economic conditions.

Financial market volatility
Our portfolio of fixed income, preferred and common stocks, and limited partnerships are subject to market volatility especially in periods of instability in the worldwide financial markets.  Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in our reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows.

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

The following presents a discussion of those accounting policies surrounding estimates that we believe are the most critical to our reported amounts and require the most subjective and complex judgment.  If actual events differ significantly from the underlying assumptions, there could be material adjustments to prior estimates that could potentially adversely affect our results of operations, financial condition, and cash flows.  The estimates and the estimating methods used are reviewed continually, and any adjustments considered necessary are reflected in current earnings.

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

Our actuaries review assumed reserve estimates annually for both current and prior accident years. The Property and Casualty Group ceased writing voluntary assumed business in 2003. Outstanding liabilities for the voluntary and involuntary assumed business are immaterial compared to the overall reserves. Our ceded reserves primarily relate to massive injury lifetime medical claims; the ceded estimates for these claims are adjusted when there is a change to the direct reserve estimate. The remainder of the ceded reserves is reviewed by our actuaries annually.

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

The following is a discussion of the most common methods used:

Paid development – Paid loss development patterns are generated from historical data and applied to current paid losses to generate estimated ultimate losses.  Paid development techniques do not use information about case reserves and therefore are not affected by changes in case reserving practices.  These techniques are generally most useful for short-tailed segments since a high percentage of ultimate losses are paid in early periods of development.

Incurred development – Incurred loss development patterns (reflecting cumulative paid losses plus current case reserves) are generated from historical data.  The patterns are applied to current incurred losses to generate estimated ultimate losses.  Incurred methods and/or combinations of the paid and incurred methods are used in developing estimated ultimate losses for short-tail coverages and long-tail coverages,

Expected loss ratio – An expected loss ratio is developed through a review of historical loss ratios by accident quarter, adjusted for changes to earned premium, mix of business and other factors that are expected to impact the loss ratio for the accident quarter being evaluated. A preliminary estimate of ultimate losses is calculated by multiplying this expected loss ratio by earned premium.

Bornhuetter-Ferguson – Bornhuetter-Ferguson is a method of combining the results of the expected-loss-ratio method and the paid or incurred development method. It places more weight on the paid or incurred development method as the accident period matures. The Bornhuetter-Ferguson method is generally used for less mature accident periods on the long-tail coverages because a low percentage of losses are paid or incurred in the early period of development.

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

Personal auto physical damage and homeowners – These lines are fast-developing and we rely more on the paid and incurred development techniques.

Personal auto liability (such as bodily injury and uninsured/underinsured motorist) – For auto liability, and bodily injury in particular, we review the results of a greater number of techniques than for physical damage.  We tend to rely on the Bornhuetter-Ferguson method for more recent experience periods and paid and incurred development methods for the older accident periods.

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

Other internal and external factors
Occasionally, unusual aberrations in loss development patterns are caused by external and internal factors such as changes in claim reporting and/or settlement patterns, unusually large losses, process changes, legal or regulatory changes and other influences.  In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and actuarial judgment is applied to make appropriate assumptions needed to develop a best estimate of ultimate losses.

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

Reserve estimate variability
The property and casualty reserves with the greatest potential for variation are the massive injury lifetime medical reserves.  The automobile no-fault law in Pennsylvania before 1986 and workers compensation policies provide for unlimited medical benefits.  The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends.  Workers compensation massive injury claims have been segregated from the total population of claims.  Ultimate losses for these claims are estimated on a claim-by-claim basis.  An annual payment assumption is made for each of the claimants who have sustained massive injuries.  We are currently reserving for 251 claimants requiring lifetime medical care, of which 95 involve massive injuries. The annual payment is projected into the future based upon particular assumptions of the future inflation rate and life expectancy of the claimant.  The most significant variable in estimating this liability is medical cost inflation.  The life expectancy (mortality rate) assumption underlying the estimate reflects the gender specific disabled pensioner mortality table.  Actual experience, however, may emerge in a manner that is different relative to the original assumptions, which could have a significant impact on our reserve estimates.

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

Auto no-fault (massive injury lifetime medical claims) – The automobile massive injury reserve carried by the Property and Casualty Group totaled $345 million at December 31, 2013, compared to $351 million at December 31, 2012.  The slight decrease in the pre-1986 automobile massive injury reserves in 2013, compared to 2012, was primarily due to the the settlement of two claims.  A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s liability of $42 million at December 31, 2013.

Workers compensation (massive injury lifetime medical claims) – The workers compensation massive injury reserve carried by the Property and Casualty Group totaled $94 million at December 31, 2013, compared to $99 million at December 31, 2012.  The slight decrease in the workers compensation massive injury reserves in 2013, compared to 2012, was primarily due to the settlement of one claim, offset somewhat by the addition of one new claim.  The discount on these reserves was $23 million at December 31, 2013.  A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s liability of $15 million and an increase in the discount of $6 million at December 31, 2013.

Workers compensation reserves, excluding massive injury lifetime medical claims, are also subject to discounting.  The discount on these reserves was $62 million at December 31, 2013.  A 100-basis point increase in the discount rate would decrease these reserves by $18 million.

We also perform analyses to evaluate the adequacy of past total reserve levels for the Property and Casualty Group.  Using subsequent information, we perform retrospective reserve analyses to test whether previously established estimates for reserves were reasonable.  Our 2013 retrospective reserve analysis for the loss reserve balance at December 31, 2012 indicated that direct reserves, including salvage and subrogation recoveries, were under-estimated by approximately $2 million, or 0.1% of the reserve estimate at December 31, 2012.  In 2012, our retrospective reserve analysis indicated that direct reserves, including salvage and subrogation recoveries, were over-estimated by approximately $92 million, or 2.6% of the reserve estimate at December 31, 2011; and in 2011, our retrospective reserve analysis indicated that direct reserves, including salvage and subrogation recoveries, were over-estimated by approximately $276 million, or 7.7% of the reserve estimate at December 31, 2010.  See an additional discussion of our reserve development in the “Prior year loss reserve development” section.

Life Insurance and Annuity Policy Reserves
Reserves for traditional life insurance future policy benefits are computed primarily by the net level premium method.  Generally, benefits are payable over an extended period of time and related reserves are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums.  Such reserves are established based upon methods and underlying assumptions in accordance with GAAP and applicable actuarial standards.  Principal assumptions used in the establishment of policy reserves are mortality, lapses, expenses, and investment yields.  Mortality assumptions are based upon tables typically used in the industry, modified to reflect actual experience and to include a provision for the risk of adverse deviation where appropriate.  Lapse, expense, and investment yield assumptions are based upon actual company experience and may include a provision for the risk of adverse deviation.  Assumptions on these policies are locked in at the time of issue and are not subject to change unless a premium deficiency exists.  A premium deficiency exists if, based upon revised assumptions, the existing contract liabilities together with the present value of future gross premiums are not sufficient to cover the present value of future expected benefits and maintenance costs and to recover unamortized acquisition costs.  Historically, our reserves plus expected gross premiums have been demonstrated to be sufficient.  There were no premium deficiencies in 2013, 2012 or 2011.

Reserves for income-paying annuity future policy benefits are computed as the present value of future expected benefits.  Principal assumptions used in the establishment of policy reserves are mortality and investment yields.  Interest rates used to discount future expected benefits are set at the policy level and range from 1.50% to 9.0%.  The equivalent aggregate interest rate is 5.7%.  If the aggregate interest rate was reduced by 100 basis points, the present value of future expected benefits would increase by $17 million at December 31, 2013.

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

Level 1 primarily consists of publicly traded common stock, nonredeemable preferred stock, and exchange traded funds and reflects market data obtained from independent sources, such as prices obtained from an exchange or a nationally recognized pricing service for identical instruments in active markets.

Level 2 includes those financial instruments that are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments.  All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include municipal securities, asset backed securities, collateralized-mortgage obligations, foreign and domestic corporate bonds, and redeemable preferred stock and certain nonredeemable preferred stock.

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants.  Securities are assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace.  Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions.  Fair value for these securities are generally determined using comparable securities or non-binding broker quotes received from outside broker dealers based upon security type and market conditions.  Remaining securities, where a price is not available, are valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors.  This category primarily consists of certain private securities as well as collateralized debt obligations.

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

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service.  The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.  Pricing service valuations for Level 3 securities are based upon proprietary models and are used when observable inputs are not available in illiquid markets.  In limited circumstances we adjust the price received from the pricing service when, in our judgment, a better reflection of fair value is available based upon corroborating information and our knowledge and monitoring of market conditions such as a disparity in price of comparable securities and/or non-binding broker quotes. In other circumstances, certain securities are internally priced because prices are not provided by the pricing service.

We perform continuous reviews of the prices obtained from the pricing service.  This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper classification level of the financial instrument.  Price variances, including large periodic changes, are investigated and corroborated by market data.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs, such as benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and transaction volumes, and believe that their prices adequately consider market activity in determining fair value.  Our review process continues to evolve based upon accounting guidance and requirements.

When a price from the pricing service is not available, values are determined by obtaining non-binding broker quotes and/or market comparables.  When available, we obtain multiple quotes for the same security.  The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information.  Our evaluation includes the consideration of benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

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

For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments. For debt securities in which we do not expect full recovery of amortized cost, the security is deemed to be credit-impaired.  Credit-related impairments and impairments on securities we intend to sell or more likely than not will be required to sell are recorded in the Consolidated Statements of Operations.  It is our intention to sell all debt securities with credit impairments.

Limited partnerships
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter of 2013.

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

We have three types of limited partnership investments: private equity, mezzanine debt, and real estate.  Our private equity and mezzanine debt partnerships are diversified among numerous industries and geographies to minimize potential loss exposure. Nearly all of the underlying investments in our limited partnerships are valued using a source other than quoted prices in active markets. The fair value amounts for our private equity and mezzanine debt partnerships are based upon the financial statements prepared by the general partners, who use various methods to estimate fair value including the market approach, income approach, and the cost approach.  The market approach uses prices and other pertinent information from market-generated transactions involving identical or comparable assets or liabilities.  Such valuation techniques often use market multiples derived from a set of comparables.  The income approach uses valuation techniques to convert future cash flows or earnings to a single discounted present value amount.  The measurement is based upon the value indicated by current market expectations about those future amounts.  The cost approach is derived from the amount that is currently required to replace the service capacity of an asset.  If information becomes available that would impair the cost of investments owned by the partnerships, then the general partner would adjust the investments to the net realizable value.

The fair value of investments in real estate limited partnerships is determined by the general partner based upon independent appraisals and/or internal valuations.  Real estate projects under development are generally valued at cost and impairment tested by the general partner.  We minimize the risk of market decline by avoiding concentration in a particular geographic area and are diversified across residential, commercial, industrial, and retail real estate investments.

We perform various procedures in review of the general partners’ valuations. While we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes, we adjust our financial statements for impairments of the partnership investments where appropriate.  As there is a limited market for these investments, they have the greatest potential for variability.  We survey each of the general partners quarterly about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund’s quarterly and annual financial statements. Based upon that information from the general partner, we consider whether additional disclosure is warranted. For limited partnerships measured at fair value based upon NAV, these values are then analyzed to determine if they represent NAV at the balance sheet date, with an adjustment being made where appropriate (change of plus or minus 5% compared to most recent NAV.)

Deferred Acquisition Costs Related to Life Insurance and Investment-Type Contracts
Acquisition costs that vary with and relate to the production of life insurance and investment-type contracts are deferred. Deferred acquisition costs (“DAC”) are incremental direct costs of contract acquisition. As a result of new accounting guidance effective in 2012, these costs are limited to the successful acquisition of new and renewal contracts. Such costs consist principally of commissions and policy issuance expenses. The change does not affect the Indemnity shareholder interest nor does it affect Indemnity earnings per share. The amount of acquisition costs capitalized during 2012 related to life insurance and investment-type contracts totaled $17 million. The amount of acquisition costs that would have been capitalized during 2012 using the previous policy totaled $19 million. Prior to 2012, certain of these acquisition costs were deferred regardless of whether a contract was acquired.

DAC on life insurance and investment-type contracts are amortized in proportion to gross premiums, gross margins, or gross profits, depending on the type of contract.  DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves.  These assumptions are not revised after policy issuance unless the DAC balance is deemed to be unrecoverable from future expected profits.  In any period where the actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.

DAC related to universal life products and deferred annuities is amortized over the estimated lives of the contracts in proportion to actual and expected future gross profits, which include investment, mortality, and expense margins and surrender charges.  Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC.  When the actual gross profits change from previously estimated gross profits, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.  When actual gross profits exceed those previously estimated, DAC amortization will increase, resulting in a current period charge to earnings.  The opposite result occurs when the actual gross profits are below the previously estimated gross profits.  DAC is also adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges, net of income taxes, included in EFL’s accumulated other comprehensive income, which is presented in the “Noncontrolling interest in consolidated entity – Exchange,” amount in the Consolidated Statements of Financial Position.

The actuarial assumptions used to determine investment, mortality, and expense margins and surrender charges are reviewed periodically, are based upon best estimates and do not include any provision for the risk of adverse deviation.  If actuarial analysis indicates that expectations have changed, the actuarial assumptions are updated and the investment, mortality, and expense margins and surrender charges are unlocked.  If this unlocking results in a decrease in the present value of future expected gross profits, DAC amortization for the period will increase.  If this unlocking results in an increase in the present value of future expected gross profits, DAC amortization for the current period will decrease.

DAC is periodically reviewed for recoverability.  For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.  For universal life products and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.  There were no impairments to DAC in 2013, 2012 or 2011.

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

Indemnity had a net deferred tax asset of $2 million and $37 million at December 31, 2013 and 2012, respectively.  There was no valuation allowance recorded on Indemnity at December 31, 2013 or 2012. The Exchange had a net deferred tax liability of $450 million and $365 million at December 31, 2013 and 2012, respectively.

Retirement Benefit Plan for Employees
Our pension plan for employees is the largest and only funded benefit plan we offer. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 56% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and EFL functions.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The discount rate assumption used to determine the benefit obligation for 2013 was determined based upon a yield curve developed from corporate bond yield information.  The construction of this yield curve is based upon yields of corporate bonds rated Aa quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value.  This represents the suggested discount rate.  The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 18 years.  This yield curve supported the selection of a 5.11% discount rate for the projected benefit obligation at December 31, 2013 and for the 2014 pension expense.  The same methodology was used to develop the 4.19% and 4.99% discount rates used to determine the projected benefit obligation for 2012 and 2011, respectively, and the pension expense for 2013 and 2012, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $3 million and would increase the pension benefit obligation by $24 million.

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Position. These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense. If actuarial net gains or losses exceed 5% of the greater of the projected benefit obligation and the market-related value of plan assets, the excess is recognized through the net periodic pension expense equally over the estimated service period of the employee group, which is currently 14-years. The level of actuarial net loss qualified for the corridor amortization in 2013, 2012 and 2011.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. A reasonably possible change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $1.1 million impact on net pension benefit cost in the following year, of which Indemnity’s share would be approximately $0.5 million.

We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period.  The market-related asset experience during 2013 that related to the actual investment return being different from that assumed during the prior year was a gain of $13 million. Recognition of this gain will be deferred and recognized over a four year period, consistent with the market-related asset value methodology.  Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from our trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data. There were no Level 3 investments in 2013 or 2012. See Item 8. “Financial Statements and Supplementary Data - Note 15, Postretirement Benefits, of Notes to Consolidated Financial Statements” contained within this report for additional detail on the fair value measurements for the pension plan assets.

The actuarial assumptions we used in determining our pension obligation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS

The information that follows is presented on a segment basis prior to eliminations.
Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation.   A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Years ended December 31,
(dollars in millions)	2013	% Change		2012	% Change		2011
Management fee revenue, net	$1,266	9.4%		$1,157	8.5%		$1,067
Service agreement revenue	31	(0.1)		31	(5.9)		33
Total revenue from management operations	1,297	9.2		1,188	8.1		1,100
Cost of management operations	1,088	10.6		983	10.2		892
Income from management operations – Indemnity(1)	$209	2.1%		$205	(1.3)%		$208
Gross margin	16.1%	(1.2)	pts.	17.3%	(1.6)	pts.	18.9%

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

	Indemnity Shareholder Interest
	Years ended December 31,
(dollars in millions)	2013	% Change	2012	% Change	2011
Property and Casualty Group direct written premium	$5,076	9.6%	$4,631	8.4%	$4,271
Management fee rate	25%		25%		25%
Management fee revenue, gross	1,269	9.6	1,157	8.3	1,068
Change in allowance for management fee returned on cancelled policies(1)	(3)	NM	0	NM	(1)
Management fee revenue, net of allowance	$1,266	9.4%	$1,157	8.5%	$1,067

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct written premium of the Property and Casualty Group increased 9.6% in 2013, compared to 2012, due to a 4.8% increase in policies in force and a 4.5% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.6% at December 31, 2013, 90.9% at December 31, 2012, and 90.7% at December 31, 2011.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee. The management fee rate was set at 25%, the maximum rate, for 2013, 2012 and 2011.  The management fee rate for 2014 was set at 25% by our Board of Directors.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.  See also, the “Transactions/Agreements between Indemnity and Noncontrolling Interest (Exchange), Board Oversight” section within this report.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  Service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $31 million in both 2013 and 2012, and $33 million in 2011.  The consistency in service agreement revenue in 2013 and 2012 compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Years ended December 31,
(in millions)	2013	% Change	2012	% Change	2011
Commissions:
Total commissions	$710	11.7%	$635	8.5%	$586
Non-commission expense:
Sales and advertising	$59	6.2%	$55	19.5%	$47
Underwriting and policy processing	120	8.0	111	11.2	99
Information technology	108	4.8	103	16.0	89
Customer service	22	19.1	19	28.8	15
Administrative and other	69	15.4	60	5.3	56
Total non-commission expense	$378	8.6%	$348	13.6%	$306
Total cost of management operations	$1,088	10.6%	$983	10.2%	$892

Commissions – Commissions increased $75 million in 2013 compared to 2012, and increased $49 million in 2012 compared to 2011, primarily as a result of the 9.6% and 8.4%, respectively, increase in direct written premiums of the Property and Casualty Group.  Commission expenses in 2013 and 2012 were also impacted by increased agent bonuses due to improvements in the profitability component of the bonus as a result of factoring in the most recent year’s underwriting data and policy growth.  Impacting the increase in 2012 was an adjustment that reduced commission expense by $6 million.  This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.

Non-commission expense – Non-commission expense increased $30 million in 2013 compared to 2012. Underwriting and policy processing costs increased $9 million due to the 13.6% increase in new policies written.  Administrative and other expenses increased $9 million driven by increases in professional fees and personnel costs of $5 million and $4 million, respectively. Information technology costs increased $5 million, which included $6 million of personnel costs, offset by a decrease of $1 million in software, hardware, and maintenance costs.  Sales and advertising costs increased $4 million driven by increased personnel costs. Customer service costs increased $3 million due to an increase of $2 million in credit card processing fees and $1 million in personnel costs.  Personnel costs in all expense categories were impacted by higher staffing levels, increased pension and medical costs, and increased estimates for incentive plan compensation costs related to growth and underwriting performance.

In 2012, compared to 2011, non-commission expense increased $42 million. Information technology costs increased $14 million, which included $4 million of personnel costs, $8 million of software, hardware, and maintenance costs, and $2 million of professional fees. Underwriting and policy processing costs increased $12 million driven by the 13.4% increase in new policies written.  Sales and advertising costs increased $8 million, driven by a $4 million increase in both personnel and advertising and marketing costs.  Customer service costs increased $4 million due to a $3 million increase in personnel costs and a $1 million increase in credit card processing fees. Administrative and other costs increased $4 million driven by increases in personnel costs. Personnel costs in all expense categories where impacted by higher staffing levels, increased pension and medical costs, and increased estimates for annual incentive plan compensation costs related to growth and underwriting performance.

Gross margin
The gross margin in 2013 was 16.1%, compared to 17.3% in 2012 and 18.9% in 2011. Excluding the adjustment in 2012 that reduced commission expense by $6 million (described above), the gross margin would have been 16.8% in 2012.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Years ended December 31,
(dollars in millions)	2013	% Change		2012	% Change		2011
Premiums:
Direct written premium	$5,076	9.6%		$4,631	8.4%		$4,271
Reinsurance premium – assumed and ceded	(31)	(9.3)		(28)	(74.2)		(16)
Net written premium	5,045	9.6		4,603	8.2		4,255
Change in unearned premium	(225)	24.1		(181)	71.3		(106)
Net premiums earned	4,820	9.0		4,422	6.6		4,149
Losses and loss expenses:
Current accident year, excluding catastrophe losses	3,222	7.0		3,010	5.7		2,848
Current accident year catastrophe losses	162	(66.9)		489	(36.7)		773
Prior accident years, including prior year catastrophe losses	(19)	83.9		(115)	57.7		(272)
Losses and loss expenses	3,365	(0.5)		3,384	1.0		3,349
Policy acquisition and other underwriting expenses	1,387	7.9		1,284	9.0		1,178
Total losses and expenses	4,752	1.8		4,668	3.1		4,527
Underwriting income (loss) – Exchange(1)	$68	NM		$(246)	34.7		$(378)

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	66.8%	(1.3)	pts.	68.1%	(0.5)	pts.	68.6%
Current accident year catastrophe loss ratio	3.4	(7.6)		11.0	(7.6)		18.6
Prior accident year loss ratio, including prior year catastrophe losses	(0.4)	2.2		(2.6)	3.9		(6.5)
Total loss and loss expense ratio	69.8	(6.7)		76.5	(4.2)		80.7
Policy acquisition and other underwriting expense ratio	28.8	(0.3)		29.1	0.7		28.4
Combined ratio	98.6%	(7.0)	pts.	105.6%	(3.5)	pts.	109.1%

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 9.6% to $5.1 billion in 2013, from $4.6 billion in 2012, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.8% in 2013 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 3.9% in 2012.  The year-over-year average premium per policy for all lines of business increased 4.5% at December 31, 2013, compared to 4.3% at December 31, 2012. The combined impact of these increases was seen primarily in our renewal business and personal lines new business.

Premiums generated from new business increased 15.6% to $656 million in 2013, compared to 22.2%, or $568 million, in 2012.  Underlying the trend in new business premiums was a 13.6% increase in new business policies written in 2013, compared to 13.4% in 2012, while the year-over-year average premium per policy on new business increased 1.8% at December 31, 2013, compared to 7.8% at December 31, 2012.

Premiums generated from renewal business increased 8.8% to $4.4 billion in 2013, compared to 6.7%, or $4.1 billion, in 2012.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention trends. The renewal business year-over-year average premium per policy increased 5.0% at December 31, 2013, compared to 3.9% at December 31, 2012.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.6% at December 31, 2013, 90.9% at December 31, 2012, and 90.7% at December 31, 2011.

The Property and Casualty Group implemented rate increases in 2013, 2012, and 2011 in order to meet loss cost expectations.
The Property and Casualty Group writes policies with annual terms only.  Consequently, rate actions take 12 months to be fully recognized in written premium and 24 months to be fully recognized in earned premiums.  Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full.  As a result, certain rate actions approved in 2012 were reflected in 2013, and recent rate actions in 2013 will be reflected in 2014. The Property and Casualty Group continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 8.7% to $3.6 billion in 2013, from $3.3 billion in 2012, driven by an increase of 4.8% in total personal lines policies in force and an increase of 3.8% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 21.1% in 2013, compared to 20.9% in 2012, driven by increases in new business policies written and average premium per policy.  Personal lines new business policies written increased 15.7% in 2013, compared to 15.1% in 2012, while the year-over-year average premium per policy on personal lines new business increased 4.7% at December 31, 2013, compared to 5.1% at December 31, 2012.

•
Private passenger auto new business premiums written increased 22.8% in 2013, compared to 15.7% in 2012.  New business policies written for private passenger auto increased 19.5% in 2013, compared to 11.0% in 2012, while the new business year-over-year average premium per policy for private passenger auto increased 2.8% at December 31, 2013, compared to 4.2% at December 31, 2012.

•
Homeowners new business premiums written increased 18.4% in 2013, compared to 30.4% in 2012.  New business policies written for homeowners increased 11.7% in 2013, compared to 18.8% in 2012.  The new business year-over-year average premium per policy for homeowners increased 6.0% at December 31, 2013, compared to 9.8% at December 31, 2012.

Renewal premiums written on personal lines increased 7.3% in 2013, compared to 6.1% in 2012, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 3.8% at December 31, 2013, compared to 3.5% at December 31, 2012.  The personal lines year-over-year policy retention ratio was 91.2% at December 31, 2013, 91.6% at December 31, 2012, and 91.5% at December 31, 2011.

•
Private passenger auto renewal premiums written increased 4.5% in 2013, compared to 3.2% in 2012.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.5% at December 31, 2013, compared to 1.1% at December 31, 2012.  The private passenger auto year-over-year policy retention ratio was 92.1% at December 31, 2013 and 2012, and 91.6% at December 31, 2011.

•
Homeowners renewal premiums written increased 12.2% in 2013, compared to 11.5% in 2012.  The year-over-year average premium per policy on homeowners renewal business increased 8.4% at December 31, 2013, compared to 8.7% in 2012.  The homeowners year-over-year policyholder retention ratio was 90.1% at December 31, 2013, 90.9% at December 31, 2012, and 91.0% at December 31, 2011.

Commercial lines – Total commercial lines premiums written increased 11.8%, to $1.5 billion in 2013, from $1.3 billion in 2012, driven by a 5.2% increase in total commercial lines policies in force and a 6.3% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 6.3% in 2013, compared to 24.5% in 2012, driven by increases in new business policies written and average premium per policy.  The combined impact of these increases was seen primarily in the commercial multi-peril and commercial auto lines of business. Commercial lines new business policies written increased 4.6% in 2013, compared to 6.5% in 2012, while the year-over-year average premium per policy on commercial lines new business increased 1.6% at December 31, 2013, compared to 16.9% at December 31, 2012.

Renewal premiums for commercial lines increased 12.9% in 2013, compared to 8.6% in 2012, driven by increases in average premium per policy and steady policy retention trends. The combined impact of these increases was seen primarily in the commercial multi-peril line of business, and to a lesser extent in the workers compensation and commercial auto lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 7.2% in 2013, compared to 4.1% in 2012.  The year-over-year policy retention ratio for commercial lines was 86.7% at December 31, 2013, 86.2% at December 31, 2012, and 85.5% at December 31, 2011.

Future trends—premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their book of business with the Property and Casualty Group.  At December 31, 2013, we had over 2,150 agencies with over 10,550 licensed property and casualty representatives. The Property and Casualty Group plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee.  Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which our insurers operate.  The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of our insurance products.  Such pricing actions, and those of competitors, could affect the ability of our agents to retain and attract new business.  We expect the Property and Casualty Group’s pricing actions to result in a net increase in direct written premium in 2014, however, exposure reductions and/or changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may reduce coverages.

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 66.8% in 2013, compared to 68.1% in 2012 and 68.6% in 2011. The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 67.3% in 2013, compared to 68.5% in 2012 and 69.4% in 2011. The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 65.7% in 2013, compared to 67.1% in 2012 and 66.6% in 2011.

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

The Property and Casualty Group maintains property catastrophe reinsurance coverage from unaffiliated reinsurers to mitigate future potential catastrophe loss exposures and no longer participates in the voluntary assumed reinsurance business, which lowers the variability of the Property and Casualty Group’s underwriting results. The property catastrophe reinsurance coverage during 2013 included a first treaty that provided coverage of up to 90% of a loss of $550 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence, a second treaty that provided coverage of up to 70% of a loss of $225 million in excess of $900 million, and a third treaty that provided coverage of up to 70% of a loss of $25 million in excess of $1.125 billion.  The property catastrophe reinsurance coverage that became effective for January 1, 2014 included a first property catastrophe reinsurance treaty providing coverage of up to 30% of a loss of $100 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence, a second treaty providing coverage of up to 90% of a loss of $500 million in excess of $400 million, a third treaty providing coverage of up to 85% of a loss of $200 million in excess of $900 million, and a fourth treaty providing coverage of up to 100% of a loss of $25 million in excess of $1.1 billion.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $162 million in 2013, $489 million in 2012, and $773 million in 2011, and contributed 3.4 points, 11.0 points and 18.6 points to the respective loss ratios.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
(in millions)	Years ended December 31,
	2013	2012	2011
Direct business including salvage and subrogation	$2	$(92)	$(276)
Assumed reinsurance business	(13)	(14)	(22)
Ceded reinsurance business	(8)	(9)	26
Total prior year loss development	$(19)	$(115)	$(272)

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

Direct business, including reserves for catastrophe losses and salvage and subrogation – The following table presents the overall prior year loss development of direct reserves, including reserves for catastrophe losses and the effects of salvage and subrogation recoveries, for our personal and commercial lines' operations by accident year:

	Property and Casualty Group
(in millions)	Years ended December 31,
	2013	2012	2011
2012	$(11)	$—	$—
2011	2	(46)	—
2010	(2)	(27)	(26)
2009	(1)	(7)	(31)
2008	1	(6)	(14)
2007	(2)	(5)	(7)
2006	0	(4)	(8)
2005	(2)	(3)	(5)
2004	1	1	(11)
2003 and prior	16	5	(174)
Total	$2	$(92)	$(276)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

The 2013 direct business adverse development, including reserves for catastrophe losses and salvage and subrogation recoveries, totaled $2 million, contributing only 0.1 points to the combined ratio, and represented 0.1% of the net loss reserves at December 31, 2012.  The most significant factors contributing to the 2013 adverse development were:

•
Adverse development of $29 million related to the personal auto and workers compensation massive injury lifetime medical claims due to increased annual claims cost expectations.  This was offset somewhat by favorable development of $10 million due to the settlement of three massive injury lifetime medical claims.  These primarily impacted accident years 2003 and prior.

•
Favorable development of $22 million related to the personal auto line of business resulting from better than expected severity trends, offset somewhat by minor changes across all other lines of business, which impacted the 2012 accident year.

The 2012 direct business favorable development, including reserves for catastrophe losses and salvage and subrogation recoveries, totaled $92 million, improved the combined ratio by 2.1 points, and represented 2.6% of the net loss reserves at December 31, 2011.  The most significant factors contributing to the 2012 favorable development were:

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

The 2011 direct business favorable development, including reserves for catastrophe losses and salvage and subrogation recoveries, totaled $276 million, improved the combined ratio by 6.7 points, and represented 7.7% of the net loss reserves at December 31, 2010.  The most significant factors contributing to the 2011 favorable development were:

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

Assumed reinsurance – The Property and Casualty Group experienced favorable development on prior accident year loss reserves for its assumed involuntary reinsurance business totaling $13 million in 2013, compared to $14 million in 2012, and $22 million in 2011.  The favorable development in 2013, 2012 and 2011 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group's ceded reinsurance reserve recoveries increased $8 million during 2013, compared to an increase of $9 million in 2012 and a decrease of $26 million in 2011. An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  Ceded reinsurance reserves primarily relate to the pre-1986 automobile massive injury claims.  The increase in ceded recoveries in 2013 was primarily due to adverse development related to the pre-1986 automobile massive injury claims and the commercial multi-peril and business catastrophe liability lines of business, offset somewhat by favorable development in the workers compensation line of business. In 2012, the increase in ceded recoveries was primarily the result of adverse development related to the pre-1986 automobile massive injury claims. In 2011, the decrease in ceded recoveries was primarily the result of the closing of four massive injury lifetime medical claims.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio decreased 0.3% points to 28.8% in 2013, from 29.1% in 2012, and increased 0.7 points in 2012 from 28.4% in 2011.  The 2012 policy acquisition and other underwriting expenses include a charge related to the adoption, on a prospective basis, of the new accounting guidance effective in 2012 related to the lower level of policy acquisition expenses eligible to be deferred. Additionally, 2012 included an adjustment of $4 million which contributed 0.1 points to the combined ratio at December 31, 2012.  This adjustment represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.  The management fee rate was 25.0% in 2013, 2012 and 2011.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  EFL plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible. A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Years ended December 31,
(in millions)	2013	% Change	2012	% Change	2011
Individual and group life premiums, gross	$121	4.6%	$116	4.8%	$110
Reinsurance premium – ceded	(41)	2.2	(43)	2.7	(43)
Individual and group life premiums, net	80	8.4	73	9.8	67
Other revenue	1	(17.6)	1	14.3	1
Total net policy revenue	81	8.0	74	9.9	68
Net investment income	94	(1.0)	95	1.7	93
Net realized gains on investments	17	NM	9	(33.8)	13
Impairment losses recognized in earnings	(1)	NM	0	90.5	(1)
Equity in earnings of limited partnerships	1	NM	0	NM	4
Total revenues	192	7.8	178	0.4	177
Benefits and other changes in policy reserves	107	5.8	101	1.3	100
Amortization of deferred policy acquisition costs	15	48.7	10	(12.3)	12
Other operating expenses	22	6.7	21	32.5	15
Total benefits and expenses	144	9.2	132	3.9	127
Income before income taxes	48	3.6%	46	(8.3)%	50
Income before taxes – Indemnity(1)	$0		$0		$3
Income before taxes – Exchange(1)	$48		$46		$47

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

Policy revenue
Gross policy revenues increased 4.6% to $121 million in 2013, compared to $116 million in 2012, and $110 million in 2011.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life. Ceded reinsurance premiums totaled $41 million in 2013, and $43 million in both 2012 and 2011.

Annuity and universal life premiums that are recorded as deposits totaled $59 million, $58 million, and $68 million in 2013, 2012 and 2011, respectively, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL’s investment revenue increased in 2013 due to net realized gains on investments from the sale of bonds and a slight increase in equity in earnings of limited partnerships. Offsetting these increases was a slight decrease in net investment income due to lower investment yields and a slight increase in impairment losses recognized in earnings due to four bond impairments. In 2012, EFL’s investment revenue experienced a decrease in net realized gains on investments, as 2011 had gains related to the sale of preferred stock securities, and a decrease in equity in earnings of limited partnerships due to a decline in real estate investments. Offsetting these decreases was a slight increase in net investment income and low levels of impairments. See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses
In 2013, total benefits and expenses were primarily impacted by increases in benefits and other changes in policy reserves, as a result of increases in death benefits and future policy benefits, and the amortization of deferred policy acquisition costs, as a result of the annual unlocking, compared to 2012. In 2012, other operating expenses increased, compared to 2011, due to a decrease in the amount of EFL's policy acquisition expenses deferred under the new accounting guidance effective in 2012 and lower ceding commissions.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
	Years ended December 31,
(in millions)	2013	% Change	2012	% Change	2011
Indemnity
Net investment income	$15	(8.4)%	$16	2.6%	$16
Net realized gains on investments	1	(82.7)	5	64.1	3
Net impairment losses recognized in earnings	0	NM	0	NM	0
Equity in earnings of limited partnerships	22	51.2	15	(44.4)	26
Net revenue from investment operations – Indemnity	$38	3.0%	$36	(19.8)%	$45
Exchange
Net investment income	$419	(3.1)%	$433	0.8%	$428
Net realized gains (losses) on investments	770	86.4	413	NM	(7)
Net impairment losses recognized in earnings	(13)	NM	0	NM	(2)
Equity in earnings of limited partnerships	139	19.6	116	(5.4)	123
Net revenue from investment operations – Exchange(1)	$1,315	36.8%	$962	77.4%	$542

NM = not meaningful

(1)	The Exchange’s investment results include net investment revenues from EFL’s operations of $111 million in 2013, $104 million in 2012, and $109 million in 2011.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.

Indemnity's net investment income decreased by $1 million in 2013, compared to 2012, and was unchanged in 2012, compared to 2011, while net investment income for the Exchange decreased by $14 million and increased by $5 million during the same respective periods.  The decrease in net investment income for Indemnity in 2013 was primarily due to lower average invested balances, while the decrease for the Exchange was due to lower average yields partially offset by an increase in invested balances. The increase in net investment income for the Exchange in 2012 was primarily due to higher invested balances and higher dividend income from equity securities which more than offset a decrease in income from fixed maturities due to lower reinvestment yields.

Net realized gains on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.

Indemnity generated net realized gains of $1 million in 2013, compared to gains of $5 million in 2012, and gains of $3 million in 2011.  The Exchange generated net realized gains of $770 million in 2013, compared to gains of $413 million in 2012, and losses of $7 million in 2011. Realized gains for Indemnity in 2013 were primarily attributable to gains from sales of fixed maturity securities. Indemnity recorded no changes in the fair value of common stocks in 2013 due to the sale of its common stock portfolio classified as trading securities in the fourth quarter of 2012. In 2012, Indemnity's net realized gains were primarily due to the favorable performance and sale of its common stock portfolio. Realized gains for the Exchange in both 2013 and 2012 were primarily due to increases in fair value and realized gains on the sale of common stock securities reflecting favorable market performance. In 2011, Indemnity recorded $6 million of realized gains on the sale of securities which was offset by decreases in fair value of $3 million on its common stock portfolio, while the Exchange recorded $240 million of realized gains on the sale of securities which was offset by decreases in fair value of $247 million on its common stock portfolio.

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings for Indemnity were $0.4 million in 2013, compared to $0.1 million in 2012, and no impairments in 2011.  Impairment losses for the Exchange totaled $13 million in 2013, compared to $0.1 million in 2012, and $2 million in 2011. The increase in impairments for the Exchange in 2013 was primarily due to several fixed maturity securities and one equity security in unrealized loss positions that we intend to sell prior to an expected recovery of fair value to cost.

Equity in earnings of limited partnerships
Indemnity's equity in earnings of limited partnerships increased by $7 million in 2013, compared to 2012, and decreased by $11 million in 2012, compared to 2011, while earnings for the Exchange increased by $23 million and decreased by $7 million during the same respective periods. These changes in earnings for both Indemnity and the Exchange were primarily due to the performance of real estate investments.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2013	2012	2011
Indemnity
Securities sold:
Fixed maturities	$1	$0	$2
Equity securities	0	0	3
Common stock equity securities	0	8	1
Common stock increases in fair value(1)	0	(3)	(3)
Total net realized gains (losses) – Indemnity(2)	$1	$5	$3
Exchange
Securities sold:
Fixed maturities	$6	$58	$48
Equity securities	(4)	9	27
Common stock equity securities	271	125	165
Common stock increases in fair value(1)	497	221	(247)
Total net realized gains (losses) – Exchange(2) (3)	$770	$413	$(7)

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Item 8. “Financial Statements and Supplementary Data – Note 7, Investments, of Notes to Consolidated Financial Statements” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(3)	The Exchange’s results include net realized gains from EFL’s operations of $17 million in 2013, $9 million in 2012, and $13 million in 2011.

The components of equity in earnings of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2013	2012	2011
Indemnity
Private equity	$6	$7	$10
Mezzanine debt	3	5	7
Real estate	13	3	9
Total equity in earnings of limited partnerships – Indemnity	$22	$15	$26
Exchange
Private equity	$70	$61	$54
Mezzanine debt	22	32	24
Real estate	47	23	45
Total equity in earnings of limited partnerships – Exchange (1)	$139	$116	$123

(1)    The Exchange’s results include equity in earnings of limited partnerships from EFL’s operations of $1 million in 2013, $0.1 million in 2012, and $4 million in 2011.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at December 31, 2013 reflect investment valuation changes resulting from the financial markets and the economy for the twelve month period ending September 30, 2013.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at December 31,
(in millions)	2013	% to total	2012	% to total
Indemnity
Fixed maturities	$526	73%	$452	66%
Equity securities:
Preferred stock	25	3	29	4
Common stock	25	3	26	4
Limited partnerships:
Private equity	62	9	73	11
Mezzanine debt	20	3	27	4
Real estate	64	9	80	11
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$723	100%	$688	100%
Exchange
Fixed maturities	$8,162	62%	$7,707	64%
Equity securities:
Preferred stock	621	5	631	5
Common stock	3,400	26	2,731	22
Limited partnerships:
Private equity	463	4	482	4
Mezzanine debt	172	1	196	2
Real estate	305	2	359	3
Life policy loans	17	0	16	0
Real estate mortgage loans	3	0	4	0
Total investments – Exchange	$13,143	100%	$12,126	100%
Total investments – Erie Insurance Group	$13,866		$12,814

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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the “Investment Operations” section herein for further information.)  Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $243 million, or 46%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 18%, of the fixed maturity portfolio for the Exchange at December 31, 2013.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $5 million at December 31, 2013, compared to $10 million at December 31, 2012.  At December 31, 2013, the Exchange had net unrealized gains on fixed maturities of $234 million, compared to $449 million at December 31, 2012.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (1)
(in millions)	December 31, 2013
					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Basic materials	$0	$0	$5	$11	$0	$16
Communications	0	0	10	15	0	25
Consumer	0	0	10	22	0	32
Energy	0	5	10	15	0	30
Financial	0	34	70	50	0	154
Government-municipal	104	103	31	5	0	243
Industrial	0	0	1	5	0	6
Structured securities (2)	0	0	0	0	1	1
Technology	0	0	0	9	0	9
Utilities	0	0	0	10	0	10
Total – Indemnity	$104	$142	$137	$142	$1	$526
Exchange
Basic materials	$0	$0	$45	$189	$16	$250
Communications	0	0	155	383	20	558
Consumer	0	25	281	649	13	968
Diversified	0	0	14	0	0	14
Energy	8	55	137	439	16	655
Financial	1	142	1,044	1,415	115	2,717
Foreign government	0	10	5	0	0	15
Government-municipal	409	856	167	38	0	1,470
Government sponsored entity	0	38	0	0	0	38
Industrial	0	10	54	262	15	341
Structured securities (2)	36	182	45	26	5	294
Technology	0	33	50	88	0	171
U.S. Treasury	0	134	0	0	0	134
Utilities	0	3	107	397	30	537
Total – Exchange	$454	$1,488	$2,104	$3,886	$230	$8,162

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

(2)          Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities, and residential mortgage-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and the Exchange, respectively:

	Erie Insurance Group
(in millions)	Fair value at
	December 31, 2013		December 31, 2012
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	3	0	3	0
Financial	16	0	15	0
Funds (1)	0	25	0	26
Utilities	5	0	10	0
Total – Indemnity	$25	$25	$29	$26
Exchange
Basic materials	$0	$86	$0	$94
Communications	6	352	10	190
Consumer	6	968	5	765
Diversified	2	14	2	21
Energy	0	205	0	177
Financial	518	538	495	423
Funds (1)	0	479	0	436
Government sponsored entity	2	0	1	0
Industrial	0	457	0	390
Technology	0	240	0	197
Utilities	87	61	118	38
Total – Exchange	$621	$3,400	$631	$2,731
(1)         Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $25 million for Indemnity and $198 million for the exchange at December 31, 2013, and $26 million for Indemnity and $314 million for the Exchange at December 31, 2012. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The unrealized loss on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was less than $0.1 million at December 31, 2013, compared to an unrealized gain of $1 million at December 31, 2012. The net unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for the Exchange was $26 million at December 31, 2013, compared to an unrealized gain of $48 million at December 31, 2012.

Our common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In 2013, investments in limited partnerships decreased for Indemnity from the investment levels at December 31, 2012, while the decrease for the Exchange during the same period was less significant.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by increases in underlying asset values. Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag. As a result, the market values and earnings recorded at December 31, 2013 reflect the partnership activity experienced during the twelve month period ending September 30, 2013.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At December 31,
	2013	2012
Indemnity
Private equity	$62	$73
Mezzanine debt	20	27
Real estate	64	80
Total limited partnerships – Indemnity	$146	$180
Exchange
Private equity	$463	$482
Mezzanine debt	172	196
Real estate	305	359
Total limited partnerships – Exchange	$940	$1,037

Liabilities
Property and casualty losses and loss expense reserves
Loss reserves are established to account for the estimated ultimate costs of losses and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.  While we exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred, these reserves are, by their nature, only estimates and cannot be established with absolute certainty. The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts include unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs with costs significantly different from those seen in the past, inflation, and claims patterns on current business that differ significantly from historical claims patterns.

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

	Property and Casualty Group
(in millions)	At December 31,
	2013	2012
Gross reserve liability (1):
Personal auto	$1,217	$1,169
Automobile massive injury	345	351
Homeowners	271	299
Workers compensation	604	512
Workers compensation massive injury	94	99
Commercial auto	371	340
Commercial multi-peril	587	557
All other direct lines of business	170	166
Assumed reinsurance	88	105
Gross reserves	3,747	3,598
Less: reinsurance recoverable	156	154
Net reserve liability – Exchange	$3,591	$3,444

(1)          Loss reserves are set at full expected cost, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $85 million at both December 31, 2013 and 2012.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 251 claimants requiring lifetime medical care, of which 95 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $291 million at December 31, 2013, which is net of $148 million of anticipated reinsurance recoverables, compared to $305 million at December 31, 2012, which was net of $145 million of anticipated reinsurance recoverables.  The pre-1986 automobile and workers compensation massive injury gross reserves both decreased at December 31, 2013, compared to December 31, 2012, primarily due to the settlement of two pre-1986 automobile massive injury claims and the settlement of one workers compensation massive injury claim, offset somewhat by the addition of one new workers compensation massive injury claim, respectively.

The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in medical cost inflation, claimant health, and mortality over time.  It is anticipated that these massive injury lifetime medical claims will require payments over the next 30 to 40 years.  Actual experience, however, may emerge in a manner that is different relative to the original assumptions, which could have a significant impact on our reserve estimates.  A 100-basis point change in the medical cost inflation assumption would result in a change in the combined automobile and workers compensation massive injury reserves of $57 million.  Massive injury claims payments totaled $15 million, $13 million, and $15 million in 2013, 2012 and 2011, respectively.

Life insurance reserves
EFL’s primary commitment is its obligation to pay future policy benefits under the terms of its life insurance and annuity contracts.  To meet these future obligations, EFL establishes life insurance reserves based upon the type of policy, the age, gender, and risk class of the insured, and the number of years the policy has been in force.  EFL also establishes annuity and universal life reserves based upon the amount of policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits.  Life insurance and annuity reserves are supported primarily by EFL’s long-term, fixed income investments as the underlying policy reserves are generally also of a long-term nature.

Shareholders’ Equity
Pension plan
The funded status of our postretirement benefit plans is recognized in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2013, shareholders’ equity increased by $81 million, net of tax, of which $10 million represents amortization of the prior service cost and net actuarial loss and $71 million represents the current period actuarial gain.  The 2013 actuarial gain was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 5.11% in 2013, from 4.19% in 2012. At December 31, 2012, shareholders’ equity decreased by $30 million, net of tax, of which $8 million represents amortization of the prior service cost and net actuarial loss and $38 million represents the current period actuarial loss.  The 2012 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.19% in 2012, from 4.99% in 2011. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 56% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and EFL functions.

IMPACT OF INFLATION

Property and casualty insurance premiums are established before losses occur and before loss expenses are incurred, and therefore, before the extent to which inflation may impact such costs is known. Consequently, in establishing premium rates, we attempt to anticipate the potential impact of inflation, including medical cost inflation, construction and auto repair cost inflation, and tort issues.  Medical costs are a broad element of inflation that impacts personal and commercial auto, general liability, workers compensation, and commercial multi-peril lines of insurance written by the Property and Casualty Group.  Inflation assumptions take the form of explicit numerical values in the survival ratio, individual claim, and massive injury lifetime medical reserving methods.  Inflation assumptions are implicitly derived through the selection of applicable loss development patterns for all other reserving methods.  Occasionally, unusual aberrations in loss development patterns are caused by external and internal factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory changes, and other influences.  In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors and actuarial judgment is applied to make appropriate assumptions needed to develop a best estimate of ultimate losses.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from premiums collected and income from investments.  Our insurance operations provide liquidity in that premiums are collected in advance of paying losses under the policies purchased with those premiums.  Cash outflows for the property and casualty insurance operations are generally variable since settlement dates for liabilities for unpaid losses and the potential for large losses, whether individual or in the aggregate, cannot be predicted with absolute certainty.  Accordingly, after satisfying our operating cash requirements, excess cash flows are used to build our investment operation's portfolios in order to increase future investment income, which then may be used as a source of liquidity if cash from our insurance operations would not be sufficient to meet our obligations.  Cash provided from these sources is used primarily to fund losses and policyholder benefits, fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, and the purchase and development of information technology.  We expect that our operating cash needs will be met by funds generated from operations.

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if financial market volatility persists throughout 2014.

Cash flow activities – Erie Insurance Group
The following table provides condensed consolidated cash flow information for the years ended December 31:

(in millions)	Erie Insurance Group
	2013	2012	2011
Net cash provided by operating activities	$903	$577	$360
Net cash used in investing activities	(759)	(85)	(375)
Net cash used in financing activities	(92)	(277)	(230)
Net increase (decrease) in cash	$52	$215	$(245)

Net cash provided by operating activities totaled $903 million in 2013, $577 million in 2012, and $360 million in 2011.  Increased cash from operating activities in 2013 was primarily due to an increase in premiums collected by the Exchange driven by the increase in premiums written, a decrease in losses and loss expense paid, and a slight increase in limited partnership distributions received. Somewhat offsetting this increase in cash was an increase in income taxes and other underwriting and acquisition costs paid, and a slight decrease in net investment income received, compared to 2012. The increase in 2012, compared to 2011, was primarily due to an increase in premiums collected by the Exchange driven by the increase in premiums written, a decrease in losses and loss expenses paid, and a slight increase in net investment income received. Offsetting this increase somewhat was an increase in income taxes and other underwriting and acquisition costs paid compared to 2011.

At December 31, 2013, we recorded a net deferred tax asset of $2 million related to Indemnity and a net deferred tax liability of $450 million related to the Exchange.  There was no valuation allowance at December 31, 2013.  During calendar years 2013, 2012, and 2011, we received cash refunds of federal income taxes paid in prior tax periods of $4 million, $49 million, and $9 million respectively.

Net cash used in investing activities totaled $759 million in 2013, $85 million in 2012, and $375 million in 2011.  Investing activities in 2013 primarily included an increase in certain fixed maturity purchases and decreased cash generated from the sale of common stocks, offset somewhat by a decrease in other common stock purchases, compared to 2012.  At December 31, 2013, we had contractual commitments to invest up to $438 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $166 million, mezzanine debt securities was $169 million, and real estate activities was $103 million.  In 2012, cash used in investing activities decreased compared to 2011, due to increased cash generated from the sale of fixed maturities, offset somewhat by an increase in other fixed maturity purchases.

For a discussion of net cash used in financing activities, see the following “Cash flow activities – Indemnity,” for the primary drivers of financing cash flows related to the Indemnity shareholder interest.

Cash flow activities – Indemnity
The following table is a summary of cash flows for Indemnity for the years ended December 31:

(in millions)	Indemnity Shareholder Interest
	2013	2012	2011
Net cash provided by operating activities	$218	$205	$169
Net cash (used in) provided by investing activities	(65)	95	(211)
Net cash used in financing activities	(116)	(299)	(257)
Net increase (decrease) in cash	$37	$1	$(299)

See Item 8. “Financial Statements and Supplementary Data - Note 22, Indemnity Supplemental Information, of Notes to Consolidated Financial Statements” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities increased to $218 million in 2013, compared to $205 million in 2012, and $169 million in 2011.  Increased cash from operating activities in 2013 was primarily due to increases in management fee revenue and limited partnership distributions received. Offsetting this increase in cash were increases in cash paid for commissions to agents, general operating expenses, salaries and wages, and income taxes, combined with a slight decrease in net investment income received, compared to 2012. Management fee revenues were higher reflecting the increase in premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $681 million in 2013, compared to $617 million in 2012, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity made a $17 million contribution to its pension plan in 2013, compared to $16 million in 2012.  Additionally, Indemnity will make a contribution to its pension plan for $15 million in the first quarter of 2014.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 56% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.  In 2012, increased cash from operating activities, compared to 2011, was primarily due to increases in management fee revenue and net investment income received, offset somewhat by increases in commissions paid to agents, general operating expenses paid, and cash paid for salaries and wages.

Net cash used by Indemnity’s investing activities totaled $65 million in 2013, compared to cash provided of $95 million in 2012, and cash used of $211 million in 2011.  Indemnity’s 2013 investing activities primarily included decreased cash generated from the sales of fixed maturities and common stocks compared to 2012.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $29 million at December 31, 2013, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $14 million, mezzanine debt securities was $9 million, and real estate activities was $6 million.  Indemnity’s investing activities in 2012 included increased cash generated from the sale of fixed maturities and common stocks combined with a decrease in other fixed maturity purchases, compared to 2011.

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

Net cash used in Indemnity’s financing activities totaled $116 million in 2013, $299 million in 2012, and $257 million in 2011.  Decreased cash used in financing activities in 2013 was driven by a decrease in dividends paid to shareholders, due to the accelerated payment of the regular first quarter 2013 dividend into the fourth quarter of 2012 and a special one-time cash dividend, and a decrease in the cash outlay for share repurchases. Dividends paid to shareholders totaled $84 million, $229 million, and $102 million in 2013, 2012 and 2011, respectively. Indemnity increased both its Class A and Class B shareholder regular quarterly dividends for 2013 and 2012.  In 2012, in addition to the regular quarterly dividend declared in November, the Board also declared a special one-time cash dividend of $2.00 on each Class A share and $300.00 on each Class B share, totaling $95 million. The payment of both the regular and special dividend was accelerated and paid in December 2012 due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. In 2013 and in 2011, the regular quarterly dividend was declared by the Board at its December meeting and paid in January of the following year. There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.  Dividends have been approved at a 7.2% increase for 2014.

Indemnity repurchased 441,024 shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $31.9 million in 2013, based upon settlement date.  In 2012, shares repurchased under this program totaled 986,439 at a total cost of $70.2 million, compared to 2,200,085 shares at a total cost of $154.9 million in 2011.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $37 million of repurchase authority remaining under this program at December 31, 2013, based upon trade date.

In 2013, we repurchased 3,477 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $255,454 to settle payments due to a retired executive under our long-term incentive plan.  These shares were delivered to the plan participant in January 2013 and June 2013. In 2012, we also repurchased 1,803 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $129,849 to settle payments due to two retired senior vice presidents under our long-term incentive plan. These shares were delivered to the plan participants in January 2012 and June 2012, respectively. In 2011, we repurchased 64,095 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $5 million in conjunction with our long-term incentive plan and for the vesting of stock-based awards for executive management.  These shares were delivered to plan participants and executive management, respectively, in July 2011.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $49 million at December 31, 2013, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $464 million at December 31, 2013.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

On October 25, 2013, Indemnity amended its revolving credit facility to extend the maturity date, lower the borrowing costs, and eliminate the minimum net worth financial covenant. As of December 31, 2013, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of December 31, 2013, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of December 31, 2013. Bonds with a fair value of $111 million were pledged as collateral on the line at December 31, 2013. These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include leverage ratios.  Indemnity was in compliance with its bank covenants at December 31, 2013.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $403 million at December 31, 2013, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $11.6 billion at December 31, 2013.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

On October 25, 2013, the Exchange entered into a second amended and restated credit agreement to extend the maturity date, lower the borrowing costs, and eliminate the minimum statutory surplus covenant. As of December 31, 2013, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of December 31, 2013, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of December 31, 2013.  Bonds with a fair value of $332 million were pledged as collateral on the line at December 31, 2013. These securities have no trading restrictions.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at December 31, 2013.

Indemnity has no rights to the assets, capital, or line of credit of the Exchange and, conversely, the Exchange has no rights to the assets, capital, or line of credit of Indemnity.  We believe we have the funding sources available to us to support our cash flow requirements in 2014.

Contractual Obligations
Cash outflows for the Property and Casualty Group are variable as fluctuations in settlement dates for claims payments vary and cannot be predicted with absolute certainty.  While volatility in claims payments could be significant, the cash flow requirements for claims have not historically had a significant effect on our liquidity.  Based upon a historical 15 year average, approximately 30% of losses and loss expenses included in reserves for the Property and Casualty Group are settled within the first 12 months, and approximately 75% are settled within the first five years.  Amounts that are paid after the first five years reflect long-tail lines such as workers compensation and auto bodily injury.

We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2013, the aggregate obligations were as follows:

	Erie Insurance Group
(in millions)	Payments due by period
	Total	2014	2015- 2016	2017- 2018	2019 and thereafter
Fixed obligations:
Indemnity:
Limited partnership commitments(1)	$29	$29	$0	$0	$0
Pension contribution(2)	15	15	0	0	0
Other commitments(3)	65	33	23	9	0
Operating leases – vehicles	16	5	8	3	0
Operating leases – real estate(4)	6	2	3	1	0
Operating leases – computer equipment	2	1	1	0	0
Financing arrangements	1	1	0	0	0
Total fixed contractual obligations – Indemnity	134	86	35	13	0
Noncontrolling interest:
Limited partnership commitments(1)	409	232	75	102	0
Other commitments	13	13	0	0	0
Total fixed contractual obligations – Exchange	422	245	75	102	0

Total fixed contractual obligations – Erie Insurance Group	556	331	110	115	0
Gross property and casualty loss and loss expense reserves – Exchange	3,747	1,237	1,162	450	898
Life gross long-term liabilities(5)	4,829	184	380	366	3,899
Gross contractual obligations – Erie Insurance Group	$9,132	$1,752	$1,652	$931	$4,797

Gross contractual obligations net of estimated reinsurance recoverables are as follows:

	Erie Insurance Group
(in millions)	Payments due by period
	Total	2014	2014- 2015	2016- 2017	2018 and thereafter
Gross contractual obligations – Erie Insurance Group	$9,132	$1,752	$1,652	$931	$4,797
Estimated reinsurance recoverables – property and casualty	156	6	13	12	125
Estimated reinsurance recoverables – life(6)	462	27	52	55	328
Net contractual obligations – Erie Insurance Group	$8,514	$1,719	$1,587	$864	$4,344

(1)
Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date.  The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due.  At December 31, 2013, Indemnity’s total commitment to fund limited partnerships that invest in private equity securities was $14 million, mezzanine debt was $9 million, and real estate activities was $6 million.  At December 31, 2013, the Exchange’s total commitment to fund limited partnerships that invest in private equity securities is $152 million, mezzanine debt of $160 million, and real estate activities $97 million.

(2)
Pension contribution for 2014 was estimated in accordance with the Pension Protection Act of 2006.  Contributions anticipated in future years depend upon certain factors that cannot be reasonably predicted. If contributions become required in future years, they will be in an amount at least equal to the IRS minimum required contribution in accordance with this Act. The obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management, are not included in gross contractual obligations.  The recorded accumulated benefit obligation for this plan at December 31, 2013, is $7 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as they become due.

(3)	Other commitments include various agreements for services, including such things as computer software, telephones, copiers, and maintenance.

(4)
Operating leases – real estate are for 16 of our 24 field offices that are operated in the states in which the Property and Casualty Group does business and one operating lease is for a warehouse facility leased from unaffiliated parties.

(5)
Life gross long-term liabilities represent estimated benefit payments from insurance policies and annuity contracts including claims currently payable.  Actual obligations in any single year will vary based upon actual mortality, morbidity, lapse, and withdrawal experience.  The sum of these obligations exceeds the liability on the Consolidated Statements of Financial Position of $1.8 billion due to expected future premiums and investment income that, along with invested assets backing the liabilities, will be used to fund these obligations.

(6)	Reinsurance recoverables – life include estimated amounts from reinsurers on long-term liabilities subject to the credit worthiness of the reinsurer.

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

The outlook for all ratings is stable.  According to AM Best, a “Superior” rating (A+), the second highest of their financial strength rating categories, is assigned to those companies that, in AM Best’s opinion, have achieved superior overall performance when compared to the standards established by AM Best and have a superior ability to meet their obligations to policyholders over the long term.  Only 10.2% of insurance groups are rated A+ or higher, and we are included in that group.  By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one level lower, or an “Excellent” rating (A), than our property and casualty insurance companies by AM Best Company.  The insurers of the Property and Casualty Group are also rated by Standard & Poor’s, but this rating is based solely on public information.  Standard & Poor’s rates these insurers Api, “strong.” Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.

Regulatory Risk-Based Capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.  The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized.  In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis.  At December 31, 2013, the members of the Property and Casualty Group and EFL had RBC levels substantially in excess of levels that would require regulatory action.

Regulatory Restrictions on Surplus
The members of the Property and Casualty Group and EFL are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid without prior approval by insurance regulatory authorities.  The Exchange’s property and casualty insurance subsidiaries have a maximum of $33 million available for such dividends in 2014 without prior approval by the Pennsylvania Insurance Commissioner for Pennsylvania-domiciled subsidiaries and the New York Superintendent of Insurance for the New York domiciled subsidiary.  No dividends were paid from the property and casualty insurance subsidiaries in 2013, 2012, or 2011.

The maximum dividend EFL could pay the Exchange in 2014 without prior approval is $29 million.  No dividends were paid by EFL in 2013, 2012 or 2011.

The Exchange is operated for the interest of its subscribers (policyholders) and any distributions it might declare would only be payable to them.  The Exchange did not make any distributions to its subscribers (policyholders) in 2013, 2012, or 2011.

Enterprise Risk Management
We are exposed to many risks as a large property and casualty insurer with affiliated life insurance operations.  The role of our Enterprise Risk Management ("ERM") function is to ensure that all significant risks are clearly identified, understood, proactively managed and consistently monitored to achieve strategic objectives for all stakeholders of the Erie Insurance Group.  As an insurance company, we are in the business of taking risks from our policyholders, managing these risks in a cost-

effective manner and ensuring long term stability for policyholders as well as shareholders.  Since risk is integral to our business, we strive to manage the multitude of risks we face in an optimal manner.

Our risks can be broadly classified into insurance, investment, and operational risks.  These risks are a consequence of our chosen business segments, the market and regulatory environment within which we operate, and unplanned operational events that can impact any business.  Since certain risks can occur simultaneously or be correlated with other risks, an event or a series of events has the potential to impact multiple areas of our business and materially affect our operations, financial position or liquidity.  Therefore our ERM program takes a holistic view of risk and ensures implementation of risk responses to mitigate potential impacts across our entire group of companies.

Our ERM process is founded on a governance framework that includes oversight at multiple levels of our organization, including our Board of Directors and executive management.  Accountability to identify, manage, and mitigate risk is embedded within all functions and areas of our business.  We have defined risk tolerances to monitor and manage significant risks within acceptable levels.  In addition to identifying, evaluating, prioritizing, monitoring, and mitigating significant risks, our ERM process includes extreme event analyses and scenario testing.  Financial and catastrophe modeling enable us to quantify risk within our property and casualty insurance operations and investment portfolio.  Model output is used to quantify the potential variability of future performance and the sufficiency of capital levels given our defined tolerance for risk.  These models provide insight into capital management, allocation of capital by product lines, catastrophe exposure management, and reinsurance purchasing decisions.  Additionally, ERM tools have been developed and modified to enhance our ability to assess project level risk and to provide senior management with pertinent risk information, enabling them to make better informed decisions.

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

Subscriber’s Agreement
Indemnity serves as attorney-in-fact for the policyholders at the Exchange, a reciprocal insurance exchange.  Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact.  Through the designation of attorney-in-fact, Indemnity is required to provide sales, underwriting, and policy issuance services to the policyholders of the Exchange, as discussed previously.  Pursuant to the subscriber’s agreement, Indemnity earns a management fee for these services calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.

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

Cost Allocation
The allocation of costs affects the financial condition of the Erie Insurance Group companies.  Management’s role is to determine that allocations are consistently made in accordance with the subscriber’s agreements with the policyholders at the Exchange, intercompany service agreements, and applicable insurance laws and regulations.  Allocation of costs under these various agreements requires judgment and interpretation, and such allocations are performed using a consistent methodology, which is intended to adhere to the terms and intentions of the underlying agreements.

Intercompany Receivables of Indemnity

	Indemnity Shareholder Interest
(in millions)	2013	Percent of Indemnity total assets	2012	Percent of Indemnity total assets	2011	Percent of Indemnity total assets
Receivables from the Exchange and other affiliates (management fees, costs and reimbursements)	$300	24.7%	$281	24.2%	$254	20.5%
Note receivable from EFL	25	2.1	25	2.2	25	2.0
Total intercompany receivables	$325	26.8%	$306	26.4%	$279	22.5%

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. Indemnity recognized interest income on the note of $2 million in both 2013 and 2012.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. The Exchange recognized interest income on the note of $1 million in both 2013 and 2012.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, equity price risk, foreign exchange rate risk, and how those exposures are currently managed as of December 31, 2013.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 73% of invested assets for Indemnity and 62% of invested assets for the Exchange at December 31, 2013.  The value of the fixed maturity portfolio is subject to interest rate risk.  As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments.  We do not hedge our exposure to interest rate risk since we have the capacity and intention to hold the fixed maturity positions until maturity.  A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an average age of the expected cash flows.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  Duration is analyzed quarterly to ensure that it remains in the targeted range we established.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values, or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period.  In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates.  The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio.  We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2013 and 2012.

Fixed maturities interest-rate sensitivity analysis

(dollars in millions)	Erie Insurance Group
	At December 31,
	2013	2012
Indemnity
Fair value of fixed maturity portfolio	$526	$452
Fair value assuming 100-basis point rise in interest rates	$508	$443
Modified duration – Indemnity	3.6	3.0
Exchange
Fair value of fixed maturity portfolio	$8,162	$7,707
Fair value assuming 100-basis point rise in interest rates	$7,747	$7,328
Modified duration – Exchange	5.3	5.3

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2013 and 2012.  Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in millions)	Erie Insurance Group
	December 31, 2013
Fixed maturities:	Indemnity	Exchange
2014	$101	$370
2015	91	505
2016	112	694
2017	21	797
2018	12	900
Thereafter	158	4,380
Total(1)	$495	$7,646
Fair value	$526	$8,162

(1)     These amounts exclude Indemnity’s $25 million surplus note due from EFL and the Exchange’s $20 million surplus note due from EFL.

(in millions)	Erie Insurance Group
	December 31, 2012
Fixed maturities:	Indemnity	Exchange
2013	$114	$512
2014	110	424
2015	75	615
2016	19	561
2017	14	696
Thereafter	93	4,137
Total(1)	$425	$6,945
Fair value	$452	$7,707

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

The following table shows our fixed maturity investments by rating as of December 31, 2013:

(dollars in millions)	Erie Insurance Group(1)
	Amortized cost	Fair value	Percent of total
Indemnity
AAA, AA, A	$376	$383	73%
BBB	141	142	27
Total investment grade	517	525	100
BB	1	1	0
B	0	0	0
CCC, CC, C	0	0	0
Total non-investment grade	1	1	0
Total – Indemnity	$518	$526	100%
Exchange
AAA, AA, A	$3,872	$4,046	50%
BBB	3,710	3,886	47
Total investment grade	7,582	7,932	97
BB	213	220	3
B	5	6	0
CCC, CC, C	1	4	0
Total non-investment grade	219	230	3
Total – Exchange	$7,801	$8,162	100%

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

Approximately 0.1% of Indemnity’s and 4% of the Exchange’s fixed income portfolios are invested in structured products.  This includes mortgage-backed securities, collateralized debt and loan obligations, collateralized mortgage obligations, and asset-backed securities.  The overall credit rating of the structured product portfolio is AA-.

Our municipal bond portfolio accounts for $243 million, or 46% of the total fixed maturity portfolio for Indemnity, and $1.5 billion, or 18% of the total fixed maturity portfolio for the Exchange.  The overall credit rating of our municipal portfolio, without consideration of the underlying insurance, is AA.

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

At December 31, 2013, the average Beta for our common stock holdings designated as trading securities was 1.03 for the Exchange.  Based upon a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio designated as trading securities would decrease by approximately $660 million for the Exchange. At December 31, 2012, the average Beta for our common stock holdings designated as trading securities was 1.05 for the Exchange.  Based upon a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio designated as trading securities would decrease by approximately $508 million for the Exchange. The larger decrease in fair value based on the hypothetical market decline at December 31, 2013, compared to December 31, 2012, is primarily due to the appreciation of the Exchange's common stock portfolio designated as trading securities during 2013.

Common stocks designated as available-for-sale securities represent investments in certain exchange traded funds with underlying holdings of fixed maturity securities. While the performance of the exchange traded funds closely tracks that of the underlying fixed maturity securities, they are reported as common stock based on U.S. GAAP requirements. The average effective duration of these investments as reported by the funds was 4.4 for Indemnity and 4.5 for the Exchange at December 31, 2013, compared to 3.9 for Indemnity and 5.4 for the Exchange at December 31, 2012.

Foreign Exchange Rate Risk
This risk primarily arises from our foreign investments included in the Exchange’s common stock and limited partnership portfolios.  As of December 31, 2013, we had $449 million and $97 million in foreign currency denominated common stock and limited partnership investments, respectively, which represented 4.2% of Exchange's total invested assets.  As of December 31, 2012, we had $367 million and $118 million in foreign currency denominated common stock and limited partnership investments, respectively, which represented 4.0% of Exchanges total invested assets.  The principal currencies creating foreign exchange rate risk for us are the Pound Sterling and Euro, and to a lesser extent the Swiss Franc and Japanese Yen. We actively monitor the level of our exposure to non-U.S. dollar denominated investments, but do not hedge the foreign exchange rate risk inherent in these investments.

Based on the fair values of the Exchange’s non-U.S. dollar denominated securities as of December 31, 2013 and 2012, a simultaneous 10% unfavorable change across each of the foreign exchange rates to which we are exposed would decrease the fair value of our foreign currency denominated investments by $55 million and $48 million, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Erie Indemnity Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 27, 2014

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2013, 2012 and 2011
(dollars in millions, except per share data)

	2013	2012	2011
Revenues
Premiums earned	$4,898	$4,493	$4,214
Net investment income	422	438	433
Net realized investment gains (losses)	771	418	(4)
Net impairment losses recognized in earnings	(13)	0	(2)
Equity in earnings of limited partnerships	161	131	149
Other income	32	32	34
Total revenues	6,271	5,512	4,824
Benefits and expenses
Insurance losses and loss expenses	3,467	3,480	3,444
Policy acquisition and underwriting expenses	1,237	1,133	1,022
Total benefits and expenses	4,704	4,613	4,466
Income from operations before income taxes and noncontrolling interest	1,567	899	358
Provision for income taxes	519	280	90
Net income	$1,048	$619	$268

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	885	459	99

Net income attributable to Indemnity	$163	$160	$169

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$3.46	$3.38	$3.45
Class A common stock – diluted	$3.08	$2.99	$3.08
Class B common stock – basic	$520	$505	$522
Class B common stock – diluted	$519	$505	$522

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,660,651	47,357,836	48,875,316
Class B common stock	2,542	2,544	2,546

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,855,757	53,547,833	55,057,437
Class B common stock	2,542	2,544	2,546

See accompanying notes to Consolidated Financial Statements. See Note 18, "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 22, “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(in millions)

	2013	2012	2011
Net income	$1,048	$619	$268

Other comprehensive (loss) income
Change in unrealized holding (losses) gains on available-for-sale securities, net of tax benefit (expense) of $125, $(121), and $(12), respectively	(232)	224	22
Reclassification adjustment for gross losses (gains) included in net income, net of tax (benefit) expense of $(3), $23 and $27, respectively	7	(44)	(51)
Postretirement plans, net of tax expense (benefit) of $44, $(17) and $(22), respectively	81	(30)	(41)
Other comprehensive (loss) income	(144)	150	(70)

Unrealized gains transferred to noncontrolling interest on sale of life affiliate, net of tax expense of $0, $0, and $4, respectively	—	—	9
Comprehensive income	904	769	207
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	667	637	90
Total comprehensive income – Indemnity	$237	$132	$117

See accompanying notes to Consolidated Financial Statements. See Note 18, "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31, 2013 and 2012
(dollars in millions, except per share data)

	2013	2012
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $518 and $437, respectively)	$526	$452
Equity securities (cost of $50 and $54, respectively)	50	55
Limited partnerships (cost of $123 and $151, respectively)	146	180
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $7,801 and $7,016, respectively)	8,162	7,707
Equity securities (cost of $778 and $871, respectively)	819	945
Trading securities, at fair value (cost of $2,198 and $1,910, respectively)	3,202	2,417
Limited partnerships (cost of $790 and $913, respectively)	940	1,037
Other invested assets	20	20
Total investments	13,866	12,814

Cash and cash equivalents (Exchange portion of $403 and $388, respectively)	452	400
Premiums receivable from policyholders – Exchange	1,167	1,062
Reinsurance recoverable – Exchange	172	168
Deferred income taxes – Indemnity	2	37
Deferred acquisition costs – Exchange	566	504
Other assets (Exchange portion of $337 and $339, respectively)	451	456
Total assets	$16,676	$15,441

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$476	$515
Exchange liabilities
Losses and loss expense reserves	3,747	3,598
Life policy and deposit contract reserves	1,758	1,708
Unearned premiums	2,598	2,365
Deferred income taxes	450	365
Other liabilities	97	99
Total liabilities	9,126	8,650

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,461,125 and 46,892,681 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(59)	(133)
Retained earnings	1,902	1,852
Total contributed capital and retained earnings	1,861	1,737
Treasury stock, at cost; 21,838,075 and 21,406,519 shares held, respectively	(1,127)	(1,095)
Total Indemnity shareholders’ equity	734	642

Noncontrolling interest in consolidated entity – Exchange	6,816	6,149
Total equity	7,550	6,791
Total liabilities, shareholders’ equity, and noncontrolling interest	$16,676	$15,441

See accompanying notes to Consolidated Financial Statements.  See Note 22, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTEREST
Years ended December 31, 2013, 2012 and 2011
(dollars in millions, except per share data)

	2013	2012	2011
Common stock
Class A	$2	$2	$2
Class B	0	0	0
Total common stock	2	2	2

Additional paid-in-capital
Balance, beginning of year	16	16	8
Realized gain on sale of life affiliate	—	—	8
Balance, end of year	16	16	16

Accumulated other comprehensive loss
Balance, beginning of year	(133)	(105)	(53)
Change in accumulated other comprehensive loss	74	(28)	(52)
Balance, end of year	(59)	(133)	(105)

Retained earnings
Balance, beginning of year	1,852	1,894	1,827
Net income attributable to Indemnity	163	160	169
Dividends declared – Class A ($2.4125, $4.25 and $2.0975 per share, respectively)	(112)	(200)	(101)
Dividends declared – Class B ($361.875, $637.50 and $314.625 per share, respectively)	(1)	(2)	(1)
Balance, end of year	1,902	1,852	1,894

Treasury stock
Balance, beginning of year	(1,095)	(1,026)	(872)
Net purchase of treasury stock	(32)	(69)	(154)
Balance, end of year	(1,127)	(1,095)	(1,026)

Total Indemnity shareholders’ equity	$734	$642	$781

Noncontrolling interest in consolidated entity – Exchange
Balance, beginning of year	$6,149	$5,512	$5,422
Comprehensive income	667	637	90
Balance, end of year	6,816	6,149	5,512

Total equity	$7,550	$6,791	$6,293

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(in millions)

	2013	2012	2011
Cash flows from operating activities
Premiums collected	$5,026	$4,594	$4,276
Net investment income received	450	471	458
Limited partnership distributions	176	164	166
Service agreement fee received	31	31	33
Commissions and bonuses paid to agents	(681)	(617)	(583)
Losses paid	(2,742)	(2,818)	(2,953)
Loss expenses paid	(470)	(464)	(439)
Other underwriting and acquisition costs paid	(603)	(557)	(531)
Income taxes paid	(284)	(227)	(67)
Net cash provided by operating activities	903	577	360

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(2,879)	(2,112)	(1,801)
Preferred stock	(136)	(172)	(119)
Common stock	(1,339)	(1,807)	(1,742)
Limited partnerships	(88)	(100)	(209)
Sales/maturities of investments:
Fixed maturity sales	849	881	631
Fixed maturity calls/maturities	1,135	1,169	950
Preferred stock	115	154	113
Common stock	1,426	1,733	1,652
Sale of and returns on limited partnerships	198	201	163
Net purchase of property and equipment	(42)	(33)	(11)
Net collections (distributions) on agent loans	3	1	(1)
Net distributions on life policy loans	(1)	0	(1)
Net cash used in investing activities	(759)	(85)	(375)

Cash flows from financing activities
Annuity deposits and interest	89	92	95
Annuity surrenders and withdrawals	(82)	(83)	(81)
Universal life deposits and interest	27	23	29
Universal life surrenders	(10)	(10)	(16)
Purchase of treasury stock	(32)	(70)	(155)
Dividends paid to shareholders	(84)	(229)	(102)
Net cash used in financing activities	(92)	(277)	(230)

Net increase (decrease) in cash and cash equivalents	52	215	(245)
Cash and cash equivalents, beginning of year	400	185	430
Cash and cash equivalents, end of year	$452	$400	$185

See accompanying notes to Consolidated Financial Statements. See Note 20, “Supplementary Data on Cash Flows,” and Note 22, “Indemnity Supplemental Information,” for supplemental cash flow information.

ERIE INDEMNITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Nature of Operations

Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that has been the managing attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange (“Exchange”) since 1925.  The Exchange is a subscriber-owned, Pennsylvania-domiciled, reciprocal insurer that writes property and casualty insurance.

Indemnity’s primary function is to perform certain services for the Exchange relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed by each subscriber (policyholder), which appoints Indemnity as their common attorney-in-fact to transact business on their behalf and to manage the affairs of the Exchange.  Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group (defined below), which are assumed by the Exchange under an intercompany pooling arrangement.

Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance by acting as the common attorney-in-fact and decision maker for the subscribers (policyholders) at the Exchange.

The Exchange, together with its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”), and Flagship City Insurance Company (“Flagship”), operate as a property and casualty insurer and are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger auto (44%), homeowners (26%), commercial multi-peril (13%), commercial automobile (7%), and workers compensation (7%) lines of insurance based upon 2013 direct written premiums.

Erie Family Life Insurance Company (“EFL”) is an affiliated life insurance company that underwrites and sells individual and group life insurance policies and fixed annuities.  On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange.

Indemnity plans to expand the property and casualty and life insurance operations of the Erie Insurance Group into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

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

All intercompany assets, liabilities, revenues, and expenses between Indemnity and the Exchange have been eliminated in the Consolidated Financial Statements.

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

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the line items affected by the reclassification. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other related disclosures for additional information. ASU 2013-02 is effective prospectively for interim and annual periods beginning after December 15, 2012.  We have elected to present amounts reclassified out of accumulated other comprehensive income by component and the respective line items of net income in the notes to our consolidated financial statements. See Note 18, "Indemnity Accumulated Other Comprehensive Loss".

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.  This guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Generally, investors in qualified affordable housing project investments expect to receive substantially all of their return through the receipt of tax credits and other tax benefits.  ASU 2014-01 allows for the recording of the investment performance net of taxes as a component of income tax expense to more fairly represent the economics of the investments and provide users with a better understanding of the returns from such investments.  The qualifications to make this accounting election were also made less restrictive.  ASU 2014-01 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  While we are currently evaluating whether to make the accounting election and whether the election would be made for early adoption, such election is not expected to have a material impact on our consolidated financial statements.

Investments
Available-for-sale securities – Fixed maturity, preferred stock, and common stock securities classified as available-for-sale are reported at fair value.  Unrealized holding gains and losses, net of related tax effects, on available-for-sale securities are charged or credited directly to shareholders’ equity as accumulated other comprehensive income (loss).

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

Limited partnerships – Limited partnerships include U.S. and foreign private equity, mezzanine debt, and real estate investments.  The majority of our limited partnership holdings are considered investment companies and are recorded using the equity method of accounting. For these limited partnerships the general partners record assets at fair value, including any other-than-temporary impairments of these individual investments. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare their audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the net asset value (NAV) from our partner’s capital statement reflecting the general partner’s estimate of fair value for the fund’s underlying assets. Limited partnerships reported under the fair value option are disclosed in Note 6, “Fair Value” as other investments. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method.

Because of the timing of the preparation and delivery of financial statements for limited partnership investments, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2013 for all partnerships other than the real estate limited partnerships that are reported under the fair value option.

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

Property and casualty insurance – DAC related to property and casualty insurance contracts are primarily composed of commissions, premium taxes, and certain underwriting expenses. These costs are amortized on a pro-rata basis over the applicable policy term.  We consider investment income in determining if a premium deficiency exists, and if so, it would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency.  If the premium deficiency would be greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. There was no reduction in costs deferred in any periods presented.  Profitability is analyzed annually to ensure recoverability.

Life insurance – DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions about mortality, morbidity, lapse rates, expenses, and future yield on related investments established when the policy was issued.  Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience.  DAC related to universal life products and deferred annuities is amortized over the estimated lives of the contracts in proportion to actual and expected future gross profits, investment, mortality, expense margins, and surrender charges.  Both historical and anticipated investment returns, including realized gains and losses, are considered in determining the amortization of DAC.

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

Property and casualty unpaid losses and loss expenses
Unpaid losses and loss expenses include estimates for claims that have been reported and those that have been incurred but not reported, as well as estimates of all expenses associated with processing and settling these claims, less estimates of anticipated salvage and subrogation recoveries.  Unpaid loss and loss expense reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5%.  Estimating the ultimate cost of future losses and loss expenses is an uncertain and complex process.  This estimation process is based upon the assumption that past developments are an appropriate indicator of future events, and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors.  The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedures, as well as external factors, such as economic trends and changes in the concepts of legal liability and damage awards.  Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

We regularly review the adequacy of our estimated loss and loss expense reserves by line of business.  Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary.  Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

Life insurance reserves
The liability for future benefits of life insurance contracts is the present value of such benefits less the present value of future net premiums.  Life insurance and income-paying annuity future policy benefit reserves are computed primarily by the net level premium method with assumptions as to mortality, withdrawal, lapses, and investment yields.  Traditional life insurance products are subject to loss recognition testing.  The adequacy of the related reserves is verified as part of loss recognition testing.  Loss recognition is necessary when the sum of the reserve and the present value of projected policy cash flows is less than unamortized DAC.

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

Recognition of premium revenues and losses
Property and casualty insurance – Insurance premiums written are earned over the terms of the policies on a pro-rata basis. Premiums receivable from policyholders represent premiums written but not yet collected. Premiums receivable are reported net of an allowance for uncollectible premiums.  Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force.  Losses and loss expenses are recorded as incurred.

Life insurance – Premiums on traditional life insurance products are recognized as revenue when due.  Reserves for future policy benefits are established when premiums are earned.  Premiums received for annuity and universal life products are reported as deposits and included in liabilities.  For universal life products, revenue is recognized when amounts are assessed against the policyholder’s account for mortality coverage and contract expenses.  The primary source of revenue on annuity deposits is derived from the interest earned by EFL, which is reflected in net investment income.

Reinsurance
Property and casualty insurance – Property and casualty assumed and ceded reinsurance premiums are earned over the terms of the reinsurance contracts.  Premiums ceded to other companies are reported as a reduction of premium income.  Reinsurance contracts do not relieve the Property and Casualty Group from its obligations to policyholders.

Life insurance – Reinsurance premiums, commissions, and expense reimbursements on reinsurance ceded on life insurance policies are accounted for on a basis consistent with those used in accounting for the underlying reinsured policies.  Expense reimbursements received in connection with new reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs.  Amounts recoverable from reinsurers for future policy benefits are estimated in a manner consistent with the assumptions used for the underlying policy benefits.  Amounts recoverable for incurred claims, future policy benefits, and expense reimbursements are recorded as assets.  Reinsurance contracts do not relieve EFL from its obligations to policyholders.

Recognition of management fee revenue
Indemnity earns management fees from the Exchange for providing sales, underwriting, and policy issuance services.  Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity may retain up to 25% of all premiums written or assumed by the Exchange.  Management fee revenue is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  The Property and Casualty Group issues policies with annual terms only.  Management fees are recorded as revenue upon policy issuance or renewal, as substantially all of the services required to be performed by us have been satisfied at that time.  Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.  Management fee revenue is eliminated upon consolidation.

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

Note 3.  Indemnity Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 17, “Indemnity Capital Stock.”

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)				For the years ended December 31,
	2013			2012			2011
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$162	46,660,651	$3.46	$159	47,357,836	$3.38	$168	48,875,316	$3.45
Dilutive effect of stock-based awards	0	94,306	—	0	84,397	—	0	71,721	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,105,600	—	1	6,110,400	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$163	52,855,757	$3.08	$160	53,547,833	$2.99	$169	55,057,437	$3.08
Class B – Basic EPS:
Income available to Class B stockholders	$1	2,542	$520	$1	2,544	$505	$1	2,546	$522
Class B – Diluted EPS:
Income available to Class B stockholders	$1	2,542	$519	$1	2,544	$505	$1	2,546	$522

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

The shareholders of Indemnity have no rights to the assets of the Exchange and no obligations arising from the liabilities of the Exchange.  Indemnity has no obligation related to any underwriting and/or investment losses experienced by the Exchange.  Indemnity would, however, be adversely impacted if the Exchange incurred significant underwriting and/or investment losses.  If the surplus of the Exchange were to decline significantly from its current level, its financial strength ratings could be reduced and, as a consequence, the Exchange could find it more difficult to retain its existing business and attract new business.  A decline in the business of the Exchange would have an adverse effect on the amount of the management fees Indemnity receives.  In addition, a decline in the surplus of the Exchange from its current level may impact the management fee rate received by Indemnity.  Indemnity also has an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee.  If any of these events occurred, Indemnity’s financial position, financial performance, and/or cash flows could be adversely impacted.

On March 31, 2011, Indemnity sold its 21.6% ownership interest in EFL to the Exchange.  All property and casualty and life insurance operations are owned by the Exchange, and Indemnity functions solely as the management company.

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At December 31, 2013, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

Note 5. Segment Information

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations, and investment operations.  Accounting policies for segments are the same as those described in the summary of significant accounting policies (see Note 2, “Significant Accounting Policies”).  Assets are not allocated to the segments, but rather, are reviewed in total for purposes of decision-making.  No single customer or agent provides 10% or more of revenues.

Management operations
Our management operations segment consists of Indemnity serving as attorney-in-fact for the Exchange.  Indemnity operates in this capacity solely for the Exchange.  We evaluate profitability of our management operations segment principally on the gross margin from management operations.  Indemnity earns a management fee from the Exchange for providing sales, underwriting, and policy issuance services.  Management fee revenue, which is eliminated upon consolidation, is calculated as a percentage not to exceed 25% of all the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  The Property and Casualty Group issues policies with annual terms only.  Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time.  Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.  Although these management fee revenues and expenses are eliminated upon consolidation, the amount of the fee directly impacts the allocation of our consolidated net income between the noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers (policyholders), and Indemnity’s interest, which earns the management fee revenue and represents the Indemnity shareholder interest in net income.

Additionally, the year ended December 31, 2012 includes an adjustment that reduced commission expense by $6 million.  This amount represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.  If these amounts had been correctly recorded, Indemnity’s commission expense would have been lower by $0.5 million for the year ended December 31, 2011.

Property and casualty insurance operations
Our property and casualty insurance operations segment includes personal and commercial lines.  Personal lines consist primarily of personal auto and homeowners and are marketed to individuals.  Commercial lines consist primarily of commercial multi-peril, commercial auto, and workers compensation and are marketed to small- and medium-sized businesses.  Our property and casualty policies are sold by independent agents.  Our property and casualty insurance underwriting operations are conducted through the Exchange and its subsidiaries and include assumed voluntary reinsurance from nonaffiliated domestic and foreign sources, assumed involuntary, and ceded reinsurance business.  The Exchange exited the assumed voluntary reinsurance business effective December 31, 2003, and therefore unaffiliated assumed voluntary reinsurance includes only run-off activity of the previously assumed voluntary reinsurance business.  We evaluate profitability of the property and casualty insurance operations principally based upon net underwriting results represented by the combined ratio.

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  In 2013, investment activities on life insurance-related assets generated revenues of $111 million, resulting in EFL reporting income before income taxes of $48 million, before intercompany eliminations.  In 2012, investment activities on life insurance-related assets generated revenues of $104 million, resulting in EFL reporting income before income taxes of $46 million, before intercompany eliminations.  In 2011, investment activities on life insurance-related assets generated revenues of $109 million, resulting in EFL reporting income before income taxes of $50 million, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
	Year ended December 31, 2013
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,820	$80		$(2)	$4,898
Net investment income				$434	(12)	422
Net realized investment gains				771		771
Net impairment losses recognized in earnings				(13)		(13)
Equity in earnings of limited partnerships				161		161
Management fee revenue	$1,266				(1,266)	—
Service agreement and other revenue	31		1			32
Total revenues	1,297	4,820	81	1,353	(1,280)	6,271
Cost of management operations	1,088				(1,088)	—
Insurance losses and loss expenses		3,365	107		(5)	3,467
Policy acquisition and underwriting expenses		1,387	37		(187)	1,237
Total benefits and expenses	1,088	4,752	144	—	(1,280)	4,704
Income (loss) before income taxes	209	68	(63)	1,353	—	1,567
Provision for income taxes	73	24	(22)	444	—	519
Net income (loss)	$136	$44	$(41)	$909	$—	$1,048

	Erie Insurance Group
	Year ended December 31, 2012
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,422	$73		$(2)	$4,493
Net investment income				$449	(11)	438
Net realized investment gains				418		418
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				131		131
Management fee revenue	$1,157				(1,157)	—
Service agreement and other revenue	31		1			32
Total revenues	1,188	4,422	74	998	(1,170)	5,512
Cost of management operations	983				(983)	—
Insurance losses and loss expenses		3,384	101		(5)	3,480
Policy acquisition and underwriting expenses		1,284	31		(182)	1,133
Total benefits and expenses	983	4,668	132	—	(1,170)	4,613
Income (loss) before income taxes	205	(246)	(58)	998	—	899
Provision for income taxes	72	(86)	(20)	314	—	280
Net income (loss)	$133	$(160)	$(38)	$684	$—	$619

	Erie Insurance Group
	Year ended December 31, 2011
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,149	$67		$(2)	$4,214
Net investment income				$444	(11)	433
Net realized investment losses				(4)		(4)
Net impairment losses recognized in earnings				(2)		(2)
Equity in earnings of limited partnerships				149		149
Management fee revenue	$1,067				(1,067)	—
Service agreement and other revenue	33		1			34
Total revenues	1,100	4,149	68	587	(1,080)	4,824
Cost of management operations	892				(892)	—
Insurance losses and loss expenses		3,349	100		(5)	3,444
Policy acquisition and underwriting expenses		1,178	27		(183)	1,022
Total benefits and expenses	892	4,527	127	—	(1,080)	4,466
Income (loss) before income taxes	208	(378)	(59)	587	—	358
Provision for income taxes	73	(132)	(21)	170	—	90
Net income (loss)	$135	$(246)	$(38)	$417	$—	$268

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

Estimates of fair values for our investment portfolio are obtained primarily from a nationally recognized pricing service.  Our Level 1 category includes those securities valued using an exchange traded price provided by the pricing service.  The methodologies used by the pricing service that support a Level 2 classification of a financial instrument include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.  Pricing service valuations for Level 3 securities are based upon proprietary models and are used when observable inputs are not available or in illiquid markets.

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

When a price from the pricing service is not available, values are determined by obtaining broker/dealer quotes and/or market comparables.  When available, we obtain multiple quotes for the same security.  The ultimate value for these securities is determined based upon our best estimate of fair value using corroborating market information.  Our evaluation includes the consideration of benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

For certain securities in an illiquid market, there may be no prices available from a pricing service and no comparable market quotes available.  In these situations, we value the security using an internally-developed, risk-adjusted, discounted cash flow model.

The following table presents our consolidated fair value measurements on a recurring basis by asset class and level of input at December 31, 2013:

	Erie Insurance Group
	December 31, 2013
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$243	$0	$243	$0
Corporate debt securities	282	0	281	1
Collateralized debt obligations	1	0	0	1
Total fixed maturities	526	0	524	2
Nonredeemable preferred stock	25	2	23	0
Common stock	25	25	0	0
Total available-for-sale securities	576	27	547	2
Other investments (1)	18	0	0	18
Total – Indemnity	$594	$27	$547	$20
Exchange
Available-for-sale securities:
U.S. government & agencies	$172	$0	$172	$0
States & political subdivisions	1,470	0	1,470	0
Foreign government securities	15	0	15	0
Corporate debt securities	6,211	0	6,185	26
Residential mortgage-backed securities	156	0	156	0
Commercial mortgage-backed securities	47	0	47	0
Collateralized debt obligations	16	0	11	5
Other debt securities	75	0	75	0
Total fixed maturities	8,162	0	8,131	31
Nonredeemable preferred stock	621	242	379	0
Common stock	198	198	0	0
Total available-for-sale securities	8,981	440	8,510	31
Trading securities:
Common stock	3,202	3,187	0	15
Total trading securities	3,202	3,187	0	15
Other investments (1)	98	0	0	98
Total – Exchange	$12,281	$3,627	$8,510	$144
Total – Erie Insurance Group	$12,875	$3,654	$9,057	$164

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of December 31, 2013. During the year ended December 31, 2013, Indemnity made no contributions and received distributions totaling $2.4 million, and the Exchange made no contributions and received distributions totaling $21.7 million for these investments. As of December 31, 2013, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at September 30, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	0	0	$0	$0	$0	$1
Collateralized debt obligations	1	0	0	0	0	0	1
Total fixed maturities	2	0	0	0	0	0	2
Total available-for-sale securities	2	0	0	0	0	0	2
Other investments	19	0	0	0	(1)	0	18
Total Level 3 assets – Indemnity	$21	$0	$0	$0	$(1)	$0	$20
Exchange
Available-for-sale securities:
Corporate debt securities	26	0	0	0	0	0	26
Collateralized debt obligations	9	1	1	0	(6)	0	5
Total fixed maturities	35	1	1	0	(6)	0	31
Total available-for-sale securities	35	1	1	0	(6)	0	31
Trading securities:
Common stock	14	1	0	0	0	0	15
Total trading securities	14	1	0	0	0	0	15
Other investments	100	2	0	0	(4)	0	98
Total Level 3 assets – Exchange	$149	$4	$1	$0	$(10)	$0	$144
Total Level 3 assets – Erie Insurance Group	$170	$4	$1	$0	$(11)	$0	$164

(1)          These amounts are reported in the Consolidated Statements of Operations. There was $2 million included in net realized investment gains (losses) and $2 million included in equity in earnings of limited partnerships for the three months ended December 31, 2013 on Level 3 investments.

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

For both Indemnity and the Exchange, there were no transfers between Level 1 and Level 2, or Level 2 and Level 3, for the three months ended December 31, 2013.

Level 3 Assets –Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	3	0	0	0	(2)	0	1
Total fixed maturities	4	0	0	0	(2)	0	2
Total available-for-sale securities	4	0	0	0	(2)	0	2
Other investments	19	1	0	0	(2)	0	18
Total Level 3 assets – Indemnity	$23	$1	$0	$0	$(4)	$0	$20
Exchange
Available-for-sale securities:
Corporate debt securities	43	0	0	1	(3)	(15)	26
Commercial mortgage-backed securities	0	0	0	0	(1)	1	0
Collateralized debt obligations	16	3	1	0	(16)	1	5
Total fixed maturities	59	3	1	1	(20)	(13)	31
Nonredeemable preferred stock	0	2	(1)	4	(10)	5	0
Total available-for-sale securities	59	5	0	5	(30)	(8)	31
Trading securities:
Common stock	15	1	0	4	(5)	0	15
Total trading securities	15	1	0	4	(5)	0	15
Other investments	109	11	0	0	(22)	0	98
Total Level 3 assets – Exchange	$183	$17	$0	$9	$(57)	$(8)	$144
Total Level 3 assets – Erie Insurance Group	$206	$18	$0	$9	$(61)	$(8)	$164

(1)          These amounts are reported in the Consolidated Statements of Operations. There was $6 million included in net realized investment gains (losses) and $12 million included in equity in earnings of limited partnerships for the year ended December 31, 2013 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual investments within the respective categories.  Transfers in and out of levels are recognized at the start of the period.

For Indemnity, there were no Level 1 to Level 2 transfers for the year ended December 31, 2013. Level 2 to Level 1 transfers totaled $1 million due to trading activity levels related to one preferred stock holding, and there were no transfers between Level 2 and Level 3.

For the Exchange, Level 1 to Level 2 transfers totaled $6 million and Level 2 to Level 1 transfers totaled $51 million due to trading activity levels related to one preferred stock holding and five preferred stock holdings, respectively, for the year ended December 31, 2013. Level 2 to Level 3 transfers totaled $39 million for seven fixed maturity holdings and one preferred stock holding, and Level 3 to Level 2 transfers totaled $47 million for six fixed maturity holdings. These transfers in and out of Level 3 were primarily the result of using non-binding and binding broker quotes, respectively to determine the fair value at December 31, 2013.

Quantitative and Qualitative Disclosures about Unobservable Inputs:

	Erie Insurance Group
	December 31, 2013
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities (1)(3)	$1	1	Market approach	Non-binding broker quote	113

Collateralized debt obligations (2)(3)	1	2	Income approach	Projected maturity date	Mar 2014 - Nov 2014
				Repayment at maturity	13 - 100%	79.0%
				Discount rate	7.5 - 15.0%	9.0%
Other investments (5)	18	2
Total Level 3 assets – Indemnity	$20	5

Exchange
Corporate debt securities (1)(3)(4)	26	7	Market approach	Non-binding broker quote	104 - 117	109

				Comparable transaction EBITDA multiples	8.0 - 11.9x	8.0x
				Comparable security yield	6.00%

Collateralized debt obligations (2)(3)	2	3	Income approach	Projected maturity date	Mar 2014 - Oct 2035
				Repayment at maturity	13 - 100%	80.0%
				Discount rate	7.5 - 18.0%	10.0%
	3	3	Market approach	Non-binding broker quote	30 - 78	62

Common stock (4)	15	4	Market approach	Comparable transaction EBITDA multiples	8.0 - 11.9x	8.0x
				Discount for lack of marketability	5 - 30%	7.5%
Other investments (5)	98	4
Total Level 3 assets – Exchange	$144	21
Total Level 3 assets – Erie Insurance Group	$164	26

(1)
Corporate debt securities – The unobservable input used in the fair value measurement of certain corporate debt securities is the likelihood of repayment by the underlying entity when there is no market for trading these securities.  When available, we obtain non-binding broker quotes to value such securities.

(2)
Collateralized-debt-obligation securities – The unobservable inputs used in the fair value measurement of certain collateralized-debt-obligation securities are the repayment at maturity of underlying collateral available to pay note holders, the projected maturity of the underlying security, and a discount rate appropriate for the security.  Significant changes in any of those inputs in isolation would result in a significantly higher or lower fair value measurement.  Generally, a change in the assumption used for the performance of the underlying collateral is accompanied by an opposite change in the maturity and a directionally opposite change in the discount rate used to value the security.

(3)	Corporate debt securities and Collateralized-debt-obligation securities – When a non-binding broker quote was the only input available, it was considered unobservable.

(4)
Common stock investments and Corporate debt securities – The unobservable inputs used in the fair value measurement of direct private equity common stock investments and certain corporate debt securities are comparable private transaction earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples, the average EBITDA multiple for comparable publicly traded companies and the amount of discount applied to the price due to the illiquidity of the securities being valued.  Significant changes in any of those inputs in isolation could result in a significantly higher or lower fair value measurement.

(5)
Other investments – Other investments represent certain limited partnerships that are recorded at fair value and are based upon net asset value (NAV) provided by the general partner where the unobservable inputs are not reasonably available to us.

Securities valued using unobservable inputs shown above totaled $164 million at December 31, 2013. In total, Level 3 assets represent less than 1.3% of the assets measured at fair value on a recurring basis for the Erie Insurance Group.

The following table presents our consolidated fair value measurements on a recurring basis by asset class and level of input at December 31, 2012:

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at September 30, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	3	0	0	0	0	0	3
Total fixed maturities	4	0	0	0	0	0	4
Total available-for-sale securities	4	0	0	0	0	0	4
Other investments	18	1	0	0	0	0	19
Total Level 3 assets – Indemnity	$22	$1	$0	$0	$0	$0	$23
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$(1)	$1	$0	$(4)	$0	$0
Corporate debt securities	34	0	0	0	0	9	43
Collateralized debt obligations	46	0	0	0	(9)	(21)	16
Other debt securities	5	0	0	0	0	(5)	0
Total fixed maturities	89	(1)	1	0	(13)	(17)	59
Nonredeemable preferred stock	6	0	0	0	0	(6)	0
Total available-for-sale securities	95	(1)	1	0	(13)	(23)	59
Trading securities:
Common stock	13	2	0	0	0	0	15
Total trading securities	13	2	0	0	0	0	15
Other investments	108	2	0	1	(2)	0	109
Total Level 3 assets – Exchange	$216	$3	$1	$1	$(15)	$(23)	$183
Total Level 3 assets – Erie Insurance Group	$238	$4	$1	$1	$(15)	$(23)	$206

(1)          These amounts are reported in the Consolidated Statements of Operations. There was $1 million included in net realized investment gains (losses) and $3 million included in equity in earnings of limited partnerships for the three months ended December 31, 2012 on Level 3 investments.

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

For Indemnity, Level 1 to Level 2 transfers totaled $4 million for the three months ended December 31, 2012. Trading activity levels for two preferred stock holdings necessitated reclassification between levels. There were no transfers from Level 2 to Level 1 or between Level 2 and Level 3.

For the Exchange, Level 1 to Level 2 transfers totaled $69 million, and there were no Level 2 to Level 1 transfers for the three months ended December 31, 2012. Trading activity levels for 10 preferred stock holdings necessitated reclassification between levels. In addition, seven U.S. Treasury securities were reclassified from Level 1 to Level 2. Level 2 to Level 3 transfers totaled $12 million related to one fixed maturity holding, and Level 3 to Level 2 transfers totaled $35 million related to one preferred stock and three fixed maturity holdings. These transfers in and out of Level 3 were primarily the result of using unobservable and observable market data, respectively, to determine the fair value at December 31, 2012.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2011	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at December 31, 2012
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$1	$1
Collateralized debt obligations	4	0	0	0	(1)	0	3
Total fixed maturities	4	0	0	0	(1)	1	4
Total available-for-sale securities	4	0	0	0	(1)	1	4
Other investments	17	2	0	0	0	0	19
Total Level 3 assets – Indemnity	$21	$2	$0	$0	$(1)	$1	$23
Exchange
Available-for-sale securities:
States & political subdivisions	$4	$(1)	$1	$0	$(4)	$0	$0
Corporate debt securities	12	0	2	1	(5)	33	43
Collateralized debt obligations	29	1	0	0	(13)	(1)	16
Other debt securities	5	0	0	0	0	(5)	0
Total fixed maturities	50	0	3	1	(22)	27	59
Nonredeemable preferred stock	5	0	0	0	0	(5)	0
Total available-for-sale securities	55	0	3	1	(22)	22	59
Trading securities:
Common stock	12	3	0	0	0	0	15
Total trading securities	12	3	0	0	0	0	15
Other investments	102	11	0	1	(5)	0	109
Total Level 3 assets – Exchange	$169	$14	$3	$2	$(27)	$22	$183
Total Level 3 assets – Erie Insurance Group	$190	$16	$3	$2	$(28)	$23	$206

(1)          These amounts are reported in the Consolidated Statements of Operations. There was $3 million included in net realized investment gains (losses) and $13 million included in equity in earnings of limited partnerships for the year ended December 31, 2012 on Level 3 securities.

(2)          Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual investments within the respective categories.  Transfers in and out of levels are recognized at the end of the period.

For Indemnity, Level 1 to Level 2 transfers in Indemnity totaled $5 million for the year ended December 31, 2012. Trading activity levels for two preferred stock holdings necessitated reclassification between levels, and there were no Level 2 to Level 1 transfers. Level 2 to Level 3 transfers totaled $1 million due to trading activity levels related to one fixed maturity holding, and there were no transfers from Level 3 to Level 2.

For the Exchange, Level 1 to Level 2 transfers in the Exchange totaled $79 million for the year ended December 31, 2012. Trading activity levels for eight preferred stock holdings necessitated reclassification between levels. In addition, eight U.S. Treasury securities were reclassified from Level 1 to Level 2. Level 2 to Level 1 transfers totaled $12 million due to trading activity levels for one preferred stock holding. Level 2 to Level 3 transfers totaled $33 million related to five fixed maturity holdings, and Level 3 to Level 2 transfers totaled $11 million related to one preferred stock and two fixed maturity holdings. These transfers in and out of Level 3 were primarily the result of using unobservable and observable market data, respectively, to determine the fair value at December 31, 2012.

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at December 31, 2013:

	Erie Insurance Group
(in millions)	December 31, 2013
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$524	$0	$524	$0
Priced via market comparables/broker quotes (1)	1	0	0	1
Priced via internal modeling	1	0	0	1
Total fixed maturities	526	0	524	2
Nonredeemable preferred stock:
Priced via pricing services	23	2	21	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Total nonredeemable preferred stock	25	2	23	0
Common stock:
Priced via pricing services	25	25	0	0
Total common stock	25	25	0	0
Other investments:
Priced via unobservable inputs (2)	18	0	0	18
Total other investments	18	0	0	18
Total – Indemnity	$594	$27	$547	$20
Exchange
Fixed maturities:
Priced via pricing services	$8,075	$0	$8,075	$0
Priced via market comparables/broker quotes (1)	78	0	56	22
Priced via internal modeling	9	0	0	9
Total fixed maturities	8,162	0	8,131	31
Nonredeemable preferred stock:
Priced via pricing services	606	242	364	0
Priced via market comparables/broker quotes (1)	15	0	15	0
Total nonredeemable preferred stock	621	242	379	0
Common stock:
Priced via pricing services	3,385	3,385	0	0
Priced via internal modeling	15	0	0	15
Total common stock	3,400	3,385	0	15
Other investments:
Priced via unobservable inputs (2)	98	0	0	98
Total other investments	98	0	0	98
Total – Exchange	$12,281	$3,627	$8,510	$144
Total – Erie Insurance Group	$12,875	$3,654	$9,057	$164

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

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2013.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2013:

	Erie Insurance Group
	December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$237	$7	$1	$243
Corporate debt securities	280	2	0	282
Collateralized debt obligations	1	0	0	1
Total fixed maturities	518	9	1	526
Nonredeemable preferred stock	24	2	1	25
Common stock	26	0	1	25
Total available-for-sale securities – Indemnity	$568	$11	$3	$576
Exchange
Available-for-sale securities:
U.S. government & agencies	$171	$1	$0	$172
States & political subdivisions	1,430	55	15	1,470
Foreign government securities	15	0	0	15
Corporate debt securities	5,902	354	45	6,211
Residential mortgage-backed securities	157	3	4	156
Commercial mortgage-backed securities	45	2	0	47
Collateralized debt obligations	8	8	0	16
Other debt securities	73	3	1	75
Total fixed maturities	7,801	426	65	8,162
Nonredeemable preferred stock	577	55	11	621
Common stock	201	0	3	198
Total available-for-sale securities – Exchange	$8,579	$481	$79	$8,981
Total available-for-sale securities – Erie Insurance Group	$9,147	$492	$82	$9,557

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2012:

	Erie Insurance Group
	December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$172	$13	$0	$185
Corporate debt securities	259	2	0	261
Commercial mortgage-backed securities	3	0	0	3
Collateralized debt obligations	3	0	0	3
Total fixed maturities	437	15	0	452
Nonredeemable preferred stock	28	2	1	29
Common stock	26	0	0	26
Total available-for-sale securities – Indemnity	$491	$17	$1	$507
Exchange
Available-for-sale securities:
U.S. government & agencies	$190	$2	$1	$191
States & political subdivisions	1,218	103	0	1,321
Foreign government securities	15	1	0	16
Corporate debt securities	5,211	569	3	5,777
Residential mortgage-backed securities	226	6	1	231
Commercial mortgage-backed securities	62	5	0	67
Collateralized debt obligations	43	6	0	49
Other debt securities	51	4	0	55
Total fixed maturities	7,016	696	5	7,707
Nonredeemable preferred stock	555	77	1	631
Common stock	316	0	2	314
Total available-for-sale securities – Exchange	$7,887	$773	$8	$8,652
Total available-for-sale securities – Erie Insurance Group	$8,378	$790	$9	$9,159

The amortized cost and estimated fair value of fixed maturities at December 31, 2013, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	December 31, 2013
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$102	$102
Due after one year through five years	241	245
Due after five years through ten years	92	94
Due after ten years	83	85
Total fixed maturities – Indemnity	$518	$526
Exchange
Due in one year or less	$369	$374
Due after one year through five years	2,946	3,118
Due after five years through ten years	2,884	3,022
Due after ten years	1,602	1,648
Total fixed maturities – Exchange	$7,801	$8,162
Total fixed maturities – Erie Insurance Group	$8,319	$8,688

Available-for-sale securities in a gross unrealized loss position at December 31, 2013 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	December 31, 2013
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
States & political subdivisions	$58	$1	$0	$0	$58	$1	21
Corporate debt securities	54	0	10	0	64	0	11
Total fixed maturities – Indemnity	112	1	10	0	122	1	32
Nonredeemable preferred stock	5	1	3	0	8	1	4
Common stock	12	1	13	0	25	1	2
Total available-for-sale securities – Indemnity	$129	$3	$26	$0	$155	$3	38
Quality breakdown of fixed maturities:
Investment grade	$112	$1	$10	$0	$122	$1	32
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$112	$1	$10	$0	$122	$1	32
Exchange
Available-for-sale securities:
U.S. government & agencies	$1	$0	$0	$0	$1	$0	2
States & political subdivisions	408	13	18	2	426	15	100
Foreign government securities	5	0	0	0	5	0	1
Corporate debt securities	1,251	43	36	2	1,287	45	237
Residential mortgage-backed securities	71	4	8	0	79	4	12
Commercial mortgage-backed securities	5	0	0	0	5	0	1
Other debt securities	30	1	0	0	30	1	5
Total fixed maturities – Exchange	1,771	61	62	4	1,833	65	358
Nonredeemable preferred stock	182	10	13	1	195	11	27
Common stock	97	3	101	0	198	3	3
Total available-for-sale securities – Exchange	$2,050	$74	$176	$5	$2,226	$79	388
Quality breakdown of fixed maturities:
Investment grade	$1,707	$57	$62	$4	$1,769	$61	344
Non-investment grade	64	4	0	0	64	4	14
Total fixed maturities – Exchange	$1,771	$61	$62	$4	$1,833	$65	358

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2013	2012	2011
Indemnity
Fixed maturities	$12	$13	$14
Equity securities	2	3	2
Cash equivalents and other	2	1	1
Total investment income	16	17	17
Less: investment expenses	1	1	1
Investment income, net of expenses – Indemnity	$15	$16	$16
Exchange
Fixed maturities	$334	$350	$364
Equity securities	105	102	86
Cash equivalents and other	2	2	0
Total investment income	441	454	450
Less: investment expenses	34	32	33
Investment income, net of expenses – Exchange	$407	$422	$417
Investment income, net of expenses – Erie Insurance Group	$422	$438	$433

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in millions)	Erie Insurance Group
	Years ended December 31,
Indemnity	2013	2012	2011
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$1	$0	$2
Gross realized losses	0	0	0
Net realized gains	1	0	2
Equity securities:
Gross realized gains	0	0	3
Gross realized losses	0	0	0
Net realized gains	0	0	3
Trading securities:
Common stock:
Gross realized gains	0	9	2
Gross realized losses	0	(1)	(1)
Increases (decreases) in fair value (1)	0	(3)	(3)
Net realized gains (losses)	0	5	(2)
Net realized investment gains (losses) – Indemnity	$1	$5	$3
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$37	$78	$77
Gross realized losses	(31)	(20)	(29)
Net realized gains	6	58	48
Equity securities:
Gross realized gains	7	17	28
Gross realized losses	(11)	(8)	(1)
Net realized gains	(4)	9	27
Trading securities:
Common stock:
Gross realized gains	307	213	271
Gross realized losses	(36)	(88)	(106)
Increases (decreases) in fair value (1)	497	221	(247)
Net realized gains (losses)	768	346	(82)
Net realized investment gains (losses) – Exchange	$770	$413	$(7)
Net realized investment gains (losses) – Erie Insurance Group	$771	$418	$(4)

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments are included below:

(in millions)	Erie Insurance Group
	Years ended December 31
	2013	2012	2011
Indemnity
Fixed maturities	$0	$0	$0
Equity securities	0	0	0
Total other-than-temporary impairments	0	0	0
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings – Indemnity	$0	$0	$0
Exchange
Fixed maturities	$(5)	$0	$0
Equity securities	(8)	0	(2)
Total other-than-temporary impairments	(13)	0	(2)
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings – Exchange	$(13)	$0	$(2)
Net impairment losses recognized in earnings – Erie Insurance Group	$(13)	$0	$(2)

In considering if fixed maturity securities were credit-impaired, some of the factors considered include: potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings, and industry conditions.  We have the intent to sell all credit-impaired fixed maturity securities, therefore the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.  See also Note 2, “Significant Accounting Policies.”

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through December 31, 2013 are comprised of partnership financial results for the fourth quarter of 2012 and the first, second and third quarters of 2013.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2013.   Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in millions)	Erie Insurance Group
	Years ended December 31
	2013	2012	2011
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$21	$13	$26
Change in fair value of limited partnerships accounted for under the fair value option	1	2	0
Equity in earnings of limited partnerships – Indemnity	$22	$15	$26
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$128	$105	$107
Change in fair value of limited partnerships accounted for under the fair value option	11	11	16
Equity in earnings of limited partnerships – Exchange	$139	$116	$123
Equity in earnings of limited partnerships – Erie Insurance Group	$161	$131	$149

We have provided summarized financial information in the following tables for the years ended December 31, 2013 and 2012.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates these investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2013 include partnership financial results for the fourth quarter of 2012 and the first three quarters of 2013.

	Erie Insurance Group
	As of and for the year ended December 31, 2013
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	26	$46	$(6)	$9
Greater than or equal to 10% but less than 50%	3	16	3	0
Greater than 50%	0	0	0	0
Total private equity	29	62	(3)	9
Mezzanine debt:
Less than 10%	11	14	0	1
Greater than or equal to 10% but less than 50%	3	6	0	2
Greater than 50%	1	0	0	0
Total mezzanine debt	15	20	0	3
Real estate:
Less than 10%	12	44	0	5
Greater than or equal to 10% but less than 50%	3	14	(1)	4
Greater than 50%	2	6	1	4
Total real estate	17	64	0	13
Total limited partnerships – Indemnity	61	$146	$(3)	$25
Exchange
Private equity:
Less than 10%	44	$396	$(24)	$79
Greater than or equal to 10% but less than 50%	3	67	13	2
Greater than 50%	0	0	0	0
Total private equity	47	463	(11)	81
Mezzanine debt:
Less than 10%	19	117	1	13
Greater than or equal to 10% but less than 50%	4	23	(3)	7
Greater than 50%	3	32	1	3
Total mezzanine debt	26	172	(1)	23
Real estate:
Less than 10%	22	211	(10)	34
Greater than or equal to 10% but less than 50%	6	71	(2)	10
Greater than 50%	2	23	(1)	16
Total real estate	30	305	(13)	60
Total limited partnerships – Exchange	103	$940	$(25)	$164
Total limited partnerships – Erie Insurance Group		$1,086	$(28)	$189

Per the limited partnership financial statements, total partnership assets were $50 billion and total partnership liabilities were $5 billion at December 31, 2013 (as recorded in the September 30, 2013 limited partnership financial statements).  For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2012 and first three quarters of 2013), total partnership valuation adjustment gains were $2 billion and total partnership net income was $7 billion.

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

See also Note 19, “Commitments and Contingencies,” for investment commitments related to limited partnerships.

Note 8.  Capitalized Software Development Costs

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

The following table outlines the total capitalized software development costs subject to amortization and the related amortization expense:

	Indemnity Shareholder Interest
(in millions)	Years ended December 31,
	2013	2012	2011
Gross carrying amount	$58	$54	$43
Accumulated amortization	(18)	(11)	(5)
Net carrying amount	$40	$43	$38

Amortization expense	$7	$6	$4

The following table outlines the estimated future amortization expense related to capitalized software development costs as of December 31, 2013:

(in millions)
Indemnity Shareholder Interest
Year ending December 31,	Estimated amortization expense
2014	$7
2015	8
2016	8
2017	8
2018	4

We anticipate incurring additional costs related to our software development initiatives.   These costs are unknown at this time and therefore are not considered in the table above.

Note 9.  Bank Line of Credit

On October 25, 2013, Indemnity amended its revolving credit facility to extend the maturity date, lower the borrowing costs, and eliminate the minimum net worth financial covenant. As of December 31, 2013, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of December 31, 2013, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of December 31, 2013. Bonds with a fair value of $111 million were pledged as collateral on the line at December 31, 2013.

On October 25, 2013, the Exchange entered into a second amended and restated credit agreement to extend the maturity date, lower the borrowing costs, and eliminate the minimum statutory surplus covenant. As of December 31, 2013, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of December 31, 2013, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of December 31, 2013.  Bonds with a fair value of $332 million were pledged as collateral on the line at December 31, 2013.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of December 31, 2013.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at December 31, 2013.

Note 10.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in millions)	Erie Insurance Group
	2013	2012	2011
Indemnity
Current income tax expense	$89	$84	$85
Deferred income tax (benefit) expense	(5)	(3)	0
Provision for income taxes – Indemnity	84	81	85
Exchange
Current income tax expense	232	78	110
Deferred income tax expense (benefit)	203	121	(105)
Provision for income taxes – Exchange	435	199	5
Provision for income taxes – Erie Insurance Group	$519	$280	$90

The deferred income tax expense in 2013 and 2012 was primarily driven by unrealized gains on investments. The deferred income tax benefit in 2011 was primarily driven by unrealized losses on common stock.

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rates to pre-tax income, is as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2013	2012	2011
Indemnity
Income tax at statutory rates	$86	$84	$89
Tax-exempt interest	(2)	(2)	(3)
Dividends received deduction	0	(1)	(1)
Erie Family Life losses	—	—	(1)
Other, net	0	0	1
Provision for income taxes – Indemnity	84	81	85
Exchange
Income tax at statutory rates	462	230	37
Tax-exempt interest	(13)	(13)	(15)
Dividends received deduction	(14)	(14)	(13)
Return to provision adjustments	(1)	(3)	(5)
Other, net	1	(1)	1
Provision for income taxes – Exchange	435	199	5
Provision for income taxes – Erie Insurance Group	$519	$280	$90

Temporary differences and carry-forwards, which give rise to consolidated deferred tax assets and liabilities, are as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2013	2012
Indemnity
Deferred tax assets:
Net allowance for service fees and premium cancellations	$3	$3
Other employee benefits	14	9
Pension and other postretirement benefits	24	65
Other	0	3
Total deferred tax assets	41	80
Deferred tax liabilities:
Unrealized gains on investments	11	6
Limited partnerships	3	13
Depreciation	17	15
Prepaid expenses	7	5
Capitalized internally developed software	0	3
Other	1	1
Total deferred tax liabilities	39	43
Net deferred income tax asset – Indemnity	$2	$37

Exchange
Deferred tax assets:
Loss reserve discount	$63	$78
Liability for future life and annuity policy benefits	2	7
Unearned premiums	197	179
Write-downs of impaired securities	18	19
Other	17	22
Total deferred tax assets	297	305
Deferred tax liabilities:
Deferred policy acquisition costs	185	165
Unrealized gains on investments	489	443
Limited partnerships	61	43
Other	12	19
Total deferred tax liabilities	747	670
Net deferred income tax liability – Exchange	$(450)	$(365)
Net deferred income tax liability – Erie Insurance Group	$(448)	$(328)

Neither the Indemnity nor the Exchange had a valuation allowance recorded at December 31, 2013 or December 31, 2012.

Indemnity is the attorney-in-fact for the subscribers (policyholders) at the Exchange, a reciprocal insurance exchange.  In that capacity, Indemnity provides all services and facilities necessary to conduct the Exchange’s insurance business.  Indemnity and the Exchange together constitute a single insurance business.  Indemnity is not subject to state corporate income or franchise taxes in states where the Exchange conducts its business and the states collect premium tax in lieu of corporate income or franchise tax, as a result of the Exchange’s remittance of premium taxes in those states.

Note 11.  Deferred Policy Acquisition Costs

The following table summarizes the components of the Property and Casualty Group’s and EFL’s deferred policy acquisition costs assets for the years ended December 31:

(in millions)	Erie Insurance Group
	2013	2012
Property and Casualty Group
Deferred policy acquisition costs asset, beginning of year	$364	$343
Capitalized deferred policy acquisition costs	801	726
Amortized deferred policy acquisition costs	(763)	(705)
Deferred policy acquisition costs asset, end of year – Property and Casualty Group	$402	$364
Erie Family Life Insurance Company
Deferred policy acquisition costs asset, beginning of year	$140	$144
Capitalized deferred policy acquisition costs	15	17
Amortized deferred policy acquisition costs	(15)	(10)
Change in shadow deferred policy acquisition costs	24	(11)
Deferred policy acquisition costs asset, end of year – EFL	$164	$140
Deferred policy acquisition costs asset, end of year – Erie Insurance Group	$566	$504

Note 12.   Property and Casualty Unpaid Losses and Loss Expenses

The following table provides a reconciliation of our property and casualty beginning and ending loss and loss expense reserve balances for the years ended December 31:

(in millions)	Property and Casualty Group
	2013	2012	2011
Losses and loss expense reserves, beginning of year, – Gross	$3,598	$3,499	$3,584
Less: reinsurance recoverable, beginning of year	154	151	188
Losses and loss expense reserves, beginning of year, – Net	3,444	3,348	3,396

Incurred losses and loss expenses related to:
Current accident year	3,379	3,494	3,616
Prior accident years	(19)	(115)	(272)
Total incurred losses and loss expenses	3,360	3,379	3,344

Paid losses and loss expenses related to:
Current accident year	2,007	2,166	2,360
Prior accident years	1,206	1,117	1,032
Total paid losses and loss expenses	3,213	3,283	3,392

Losses and loss expense reserves, end of year, – Net	3,591	3,444	3,348
Add: reinsurance recoverable, end of year	156	154	151
Losses and loss expense reserves, end of year, – Gross	$3,747	$3,598	$3,499

Loss reserves are set at full expected cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5% for all periods presented.  This discounting reduced unpaid losses and loss expenses by $85 million, $85 million and $84 million at December 31, 2013, 2012 and 2011, respectively.  The reserves for losses and loss expenses are reported net of receivables for salvage and subrogation, which totaled $149 million, $150 million and $145 million at December 31, 2013, 2012 and 2011, respectively.

Favorable development on prior accident year loss reserves was minimal in 2013. In 2012, the favorable development on prior accident year direct loss reserves was primarily the result of improved claims frequency and severity trends combined with the closing of several large claims in our homeowners, commercial multi-peril, and commercial auto lines of business, offset somewhat by adverse development in our workers compensation line of business as a result of increased severity trends. In 2011, the favorable development on prior accident year direct loss reserves was primarily the result of improvements in severity trends in our personal auto, workers compensation, commercial multi-peril and homeowners lines of business combined with the closing of several large claims.

Note 13.  Life Policy and Deposit Contract Reserves

The following table provides the components of our life policy and deposit contract liability balances for the years ended December 31:

(in millions)	Erie Family Life Insurance Company
	2013	2012	2011
Deferred annuities	$1,135	$1,136	$1,144
Ordinary/traditional life	343	313	282
Universal life	260	242	228
Other	20	17	17
Life policy and deposit contract reserves	$1,758	$1,708	$1,671

The reinsurance credit related to life policy and deposit contract reserves was $134 million, $122 million and $108 million at December 31, 2013, 2012 and 2011 respectively, and is presented in other assets in the Consolidated Statements of Financial Position.

Note 14.   Reinsurance

Members of the Property and Casualty Group participate in an intercompany reinsurance pooling agreement.  Under the pooling agreement, all insurance business of the Property and Casualty Group is pooled in the Exchange.  EIC and ENY share in the underwriting results of the reinsurance pool through retrocession.  Since 1995, the Board of Directors has set the allocation of the pooled underwriting results at 5.0% participation for EIC, 0.5% participation for ENY, and 94.5% participation for the Exchange.  The purpose of the pooling agreement is to spread the risks of the members of the Property and Casualty Group collectively across the different lines of business they underwrite and geographic regions in which each operates.  This agreement may be terminated by any party as of the end of any calendar year by providing not less than 365 days advance written notice.  Intercompany pooling accounts are settled in cash within 30 days after the end of each quarterly accounting period.

Reinsurance contracts do not relieve the Property and Casualty Group or EFL from their primary obligations to policyholders.  A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.

The Property and Casualty Group maintains several property catastrophe reinsurance treaties with nonaffiliated reinsurers to mitigate future potential catastrophe loss exposures.  During 2013, a first treaty provided coverage of up to 90% of a loss of $550 million in excess of the Property and Casualty Group’s loss retention of $350 million per occurrence, a second treaty provided coverage of up to 70% of a loss of $225 million in excess of $900 million, and a third treaty provided coverage of up to 70% of a loss of $25 million in excess of $1.125 billion.  The property catastrophe reinsurance treaties that became effective for January 1, 2014 included a first property catastrophe reinsurance treaty providing coverage of up to 30% of a loss of $100 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence, a second treaty providing coverage of up to 90% of a loss of $500 million in excess of $400 million, a third treaty providing coverage of up to 85% of a loss of $200 million in excess of $900 million, and a fourth treaty providing coverage of up to 100% of a loss of $25 million in excess of $1.1 billion.  There have been no losses subject to these treaties.

In addition to the property catastrophe treaties, the Property and Casualty Group also cedes certain individual lines of business to unaffiliated reinsurers and cedes certain individual risks on a facultative basis. The Property and Casualty Group maintains several 100% quota share agreements with A.M. Best A++ rated Hartford Steam Boiler Inspection and Insurance Company.  These agreements cede 100% of the covered insurance risk relating to the reinsured portions of the equipment breakdown, employment practices liability, and identity recovery lines of business.  During 2013, the Property and Casualty Group ceded a total of $21 million in premium to Hartford Steam Boiler.  The cessions for 2012 and 2011 were $17 million and $14 million respectively.

EFL maintains several reinsurance treaties with nonaffiliated life reinsurance companies in order to reduce claims volatility.  EFL had direct life insurance in force totaling $45 billion and $44 billion at December 31, 2013 and 2012, respectively.  Of these amounts, EFL ceded $21 billion and $22 billion of life insurance in force at December 31, 2013 and 2012, respectively. The largest amount of in force life insurance ceded to one reinsurer totaled $10 billion and $11 billion at December 31, 2013 and 2012, respectively.

The following tables summarize the direct insurance and reinsurance for our property and casualty and life insurance activities, respectively, for the years ended December 31:

(in millions)
	Erie Insurance Group
Property and casualty insurance:	2013	2012	2011
Premiums written:
Direct	$5,076	$4,631	$4,271
Assumed	26	21	21
Ceded	(57)	(49)	(37)
Premiums written, net	5,045	4,603	4,255
Premiums earned:
Direct	4,850	4,449	4,164
Assumed	24	21	21
Ceded	(54)	(48)	(36)
Premiums earned, net	4,820	4,422	4,149
Insurance losses and loss expenses:
Direct	3,366	3,382	3,311
Assumed	7	10	11
Ceded	(13)	(13)	22
Insurance losses and loss expenses, net	$3,360	$3,379	$3,344

Life insurance:
Premiums earned:
Direct	$119	$113	$108
Ceded	(41)	(42)	(43)
Premiums earned, net	78	71	65
Insurance losses and loss expenses:
Direct	124	120	120
Ceded	(17)	(19)	(20)
Insurance losses and loss expenses, net	$107	$101	$100

Total:
Premiums earned:
Property and casualty	$4,820	$4,422	$4,149
Life	78	71	65
Premiums earned, net	4,898	4,493	4,214
Insurance losses and loss expenses:
Property and casualty	3,360	3,379	3,344
Life	107	101	100
Insurance losses and loss expenses, net	$3,467	$3,480	$3,444

Note 15.   Postretirement Benefits

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

Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 56% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and EFL functions. For our funded pension plan, amounts are settled in cash for the portion of pension costs allocated to the Exchange and EFL, respectively.  For our unfunded plans, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries and a contingent liability, $26 million at December 31, 2013, exists in the event EFL does not honor the annuity contracts.

Cost of pension plans

(in millions)	Erie Insurance Group
	2013	2012	2011
Cost of pension plans:
Service cost for benefits earned	$27	$21	$17
Interest cost on benefit obligation	26	24	23
Expected return on plan assets	(31)	(27)	(27)
Prior service cost amortization	1	1	1
Net actuarial loss amortization	15	11	6
Pension plan cost (1)	$38	$30	$20

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end benefit obligations and the net periodic benefit costs for the subsequent year:

(in millions)	Erie Insurance Group
	2013	2012	2011	2010
Actuarial assumptions:
Employee pension plan:
Discount rate	5.11%	4.19%	4.99%	5.69%
Expected return on assets	7.50	7.50	8.00	8.00
Compensation increases (1)	4.15	4.15	4.15	4.15
SERP:
Discount rate – pre-retirement/post-retirement	5.11/4.61	4.19/3.69	4.99/4.49	5.69/5.19
Rate of compensation increase	6.00	6.00	6.00	6.00

(1)	The rate of compensation increase for the employee plan is age-graded. An equivalent single compensation increase rate of 4.15% in 2013, 2012 and 2011 would produce similar results.

The two economic assumptions that have the most impact on the postretirement benefit expense are the discount rate and the long-term rate of return on plan assets.  The discount rate assumption used to determine the benefit obligation for 2013 was based upon a yield curve developed from corporate bond yield information.  The same methodology was employed to develop the discount rates used to determine the benefit obligation for 2012 and 2011, respectively.

The pension plan's expected long-term rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are paid.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls.

Funding policy/funded status
Our current policy is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  A $15 million contribution will be made to the defined benefit pension plan in the first quarter of 2014. The following table sets forth the funded status of the pension plans and the amounts recognized in the Consolidated Statements of Financial Position as of December 31:

(in millions)	Erie Insurance Group
	2013	2012

Funded status at end of period	$(95)	$(201)

Pension liability recorded in the Consolidated Statement of Financial Position:
Pension liabilities – due within one year	$(1)	$(2)
Pension liabilities – due after one year	(94)	(199)
Net amount recognized	$(95)	$(201)

Benefit obligations
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation. The following tables set forth the change in our projected benefit obligation, the accumulated benefit obligation, and information for the defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

(in millions)	Erie Insurance Group
	2013	2012
Projected benefit obligation:
Balance, beginning of year	$612	$488
Service cost for benefits earned	27	21
Interest cost on benefit obligation	26	24
Plan amendments	1	0
Actuarial (gain) loss	(98)	87
Benefits paid	(11)	(8)
Balance, end of year	$557	$612

Accumulated benefit obligation, December 31,	$425	$453

(in millions)	Erie Insurance Group
	2013	2012
Plans with assets less than ABO, December 31:
Plan assets	$462	$411
Accumulated benefit obligations	425	453
Projected benefit obligations	557	612

At December 31, 2013, the SERP had an accumulated benefit obligation in excess of plan assets. At December 31, 2012, both the defined benefit pension plan and the SERP had an accumulated benefit obligation in excess of plan assets.

Pension assets

(in millions)	Erie Insurance Group
	2013	2012
Fair value of plan assets:
Balance, beginning of year	$411	$348
Actual gain on plan assets	43	55
Employer contributions	19	16
Benefits paid	(11)	(8)
Balance, end of year	$462	$411

Shareholders’ equity

(in millions)	Erie Insurance Group
	2013	2012
Amounts included in shareholders’ equity (unamortized):
Net actuarial loss	$95	$220
Prior service cost	6	6
Net amount not yet recognized	$101	$226

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into pension cost during 2014 are $6 million and $1 million, respectively.

Other comprehensive income

(in millions)	Erie Insurance Group
	2013		2012
Amounts recognized in other comprehensive income for pension plans:
Amortization of net actuarial loss	$(15)		$(11)
Amortization of prior service cost	(1)		(1)
Net actuarial (gain) loss arising during the year	(110)		59
Amendments	1	(1)	0	(2)
Total recognized in other comprehensive income	$(125)		$47

(1)	The charges recognized as amendments were the result of factoring in the prior service cost for four new plan participants in 2013.

(2)	The charges recognized as amendments were the result of factoring in the prior service cost for one new plan participant in 2012.

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

The target and actual asset allocation for the portfolio is as follows for the years ended December 31:

	Erie Insurance Group
	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2013		2012	2013	2012
Equity securities:
U.S. equity securities	35%	(1)	40%	36%	41%
Non-U.S. equity securities	20	(2)	20	20	21
Total equity securities	55		60	56	62
Debt securities	44	(3)	39	43	37
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

(1)
U.S. equity securities – 22% seek to achieve excess returns relative to the Russell 2000 Index, while 30% seek to achieve excess returns relative to the S&P 500.  The remaining 48% of the allocation to U.S. equity securities are comprised of equity index funds that track the S&P 500.

(2)
Non-U.S. equity securities – 11% are allocated to international small cap investments, while another 11% are allocated to international emerging market investments.  The remaining 78% of the Non-U.S. equity securities are allocated to investments seeking to achieve excess returns relative to an international market index.

(3)
Debt securities – 44% are allocated to long U.S. Treasury Strips, 44% are allocated to U.S. corporate bonds with an emphasis on long duration bonds rated A or better, while the remaining 12% are allocated to floating rate high income leverage loans.

(4)	Institutional money market fund.

The following tables represent the fair value measurements for the pension plan assets by major category and level of input:

	Erie Insurance Group
	At December 31, 2013
	Fair value measurements of plan assets using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$165	$0	$165	$0
Non-U.S. equity securities	94	0	94	0
Total equity securities	259	0	259	0
Debt securities	199	0	199	0
Other	4	4	0	0
Total	$462	$4	$458	$0

	Erie Insurance Group
	At December 31, 2012
	Fair value measurements of plan assets using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$168	$0	$168	$0
Non-U.S. equity securities	87	0	87	0
Total equity securities	255	0	255	0
Debt securities	153	0	153	0
Other	3	3	0	0
Total	$411	$3	$408	$0

Estimates of fair values of the pension plan assets are obtained primarily from our trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension and other postretirement plans as of December 31:

(in millions)	Erie Insurance Group
Year ending December 31,	Expected future cash flows
2014	$12
2015	13
2016	15
2017	17
2018	20
2019 - 2023	139

Retiree health benefit plan
The retiree health benefit plan was terminated in 2006.  We continue to provide retiree health benefits only to employees who met certain age and service requirements on or before July 1, 2010.  The accumulated benefit obligation and net periodic benefit cost of this plan were not material to our consolidated financial statements.

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $10 million in 2013, $10 million in 2012, and $9 million in 2011.  Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction; sales by executive and senior officers are subject to restrictions imposed by our insider trading policies and the federal securities laws.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2013 and 2012.

Note 16.   Incentive and Deferred Compensation Plans

Annual incentive plan
Our annual incentive plan is a bonus plan that pays cash to our executive and senior vice presidents annually. The cash awards are based on attainment of corporate and individual performance measures, which can include various financial measures. The plan includes a funding qualifier which considers Indemnity’s financial results, based on operating income, before a payout can be made to plan participants. If the funding qualifier is met, plan participants are eligible to receive the incentive based upon specific performance measures. The measures are established at the beginning of each year by the Executive Compensation and Development Committee of our Board of Directors (“ECDC”), with ultimate approval by the full Board of Directors. For 2013 and 2012, the performance measures primarily included the Property and Casualty Group’s direct written premium and statutory combined ratio.

Long-term incentive plan
Our long-term incentive plan (“LTIP”) is a performance based incentive plan designed to reward executive and senior vice presidents who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The LTIP permits grants of performance shares or units, to be satisfied with shares of our Class A common stock or cash payment as determined by the ECDC. The ECDC determines the form of the award to be granted at the beginning of each performance period, which is generally a three-year period. The number of shares of the Company’s common stock authorized for grant under the LTIP is 1 million shares, with no one person able to receive more than 250,000 shares or the equivalent of $3 million during any one performance period. We repurchase our Class A common stock on the open market to settle plan awards. We do not issue new shares of common stock to settle plan awards. LTIP awards are considered vested at the end of each applicable performance period.

The LTIP provides the recipient the right to earn performance shares or units based on the level of achievement of performance goals as defined by us. Performance measures and a peer group of property and casualty companies to be used for comparison are determined by the ECDC. The performance measures for the 2013, 2012 and 2011 awards were the reported combined ratio, growth in direct written premiums and return on invested assets over a three-year performance period as compared to the results of the peer group over the same period. Because the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.
The fair value of LTIP awards is measured at each reporting date at the current share price of our Class A common stock. A liability is recorded and compensation expense is recognized ratably over the performance period.

At December 31, 2013, the plan awards for the 2011-2013 performance period were fully vested. Distributions will be made in the form of Class A common stock in 2014 once peer group financial information becomes available. The estimated plan award based upon the peer group information as of September 30, 2013 is $6 million. At December 31, 2012, the awards for the 2010-2012 period were fully vested and the related cash award of $5 million was paid in May 2013. At December 31, 2011, the awards for the 2009-2011 performance period were fully vested and the related cash award of $5 million was paid in June 2012.

Earned compensation costs are allocated to related entities and reimbursed to Indemnity in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards was $8 million in 2013, $5 million in 2012, and $9 million in 2011. The related tax benefits recognized in income were $3 million in 2013, $2 million in 2012, and $3 million in 2011.

At December 31, 2013, there was $9 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

Equity compensation plan
Effective April 17, 2013, our Board of Directors approved an equity compensation plan (“ECP”) designed to reward key employees, as determined by the ECDC or the chief executive officer, who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. The number of shares of Indemnity’s Class A common stock authorized for grant under the ECP is 100,000 shares, with no one person able to receive more than 5,000 shares in a calendar year. Share awards are settled through the repurchase of our Class A common stock on the open market. We do not issue new shares of common stock to satisfy plan awards.

Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Restricted share units may be entitled to receive dividend equivalents, which may provide for the crediting of interest or hypothetical reinvestment experience payable after expiration of the performance period.
Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals and the defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The plan is to remain in effect until December 31, 2022, unless earlier amended or terminated by our Board of Directors. There were no awards granted during 2013.

Deferred compensation plans
Our deferred compensation plans are arrangements for our executive and senior vice presidents and outside directors that allows participants to elect to defer receipt of a portion of their compensation until a later date. Employer 401(k) matching contributions that are in excess of the annual contribution or compensation limits are also credited to the participant accounts for those who elected to defer receipt of some portion of their base salary. The deferred compensation plan for our outside directors allows participants to defer receipt of a portion of their director and meeting fees until a later date. Employees or outside directors participating in the respective plans select hypothetical investment funds for their deferrals which are credited with the hypothetical returns generated.

The following summarizes the incentive and deferred compensation plans for the years ended December 31:

(in millions)	Erie Insurance Group
	2013	2012	2011
Awards, employer match, and hypothetical earnings by plan:
Annual incentive plan awards	$8	$5	$3
Long-term incentive plan awards	8	5	9
Deferred compensation plans, employer match, and hypothetical earnings	2	1	1
Total plan awards and earnings	18	11	13
Total plan awards paid	(10)	(8)	(10)
Compensation deferred under the plans	0	0	0
Distributions from the deferred compensation plans	(1)	(1)	(1)
Gross incentive plan and deferred compensation liabilities at end of period	$33	$26	$24

Stock compensation plan for outside directors
We have a stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for a portion of the directors’ annual compensation in shares of our Class A common stock.  Each director vests in the grant 25% every three months over the course of a year.  Dividends paid by us are reinvested into each directors’ account as additional share credits which vest immediately. Upon ending board service, directors are paid shares of our Class A common stock equal to the number of share credits in their deferred stock account. Our practice is to repurchase shares of our Class A common stock in the open market to satisfy these awards. We do not issue new shares of common stock to directors. The annual charge related to these awards totaled $1 million, $0.5 million and $1 million in 2013, 2012 and 2011, respectively.

Note 17.   Indemnity Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no conversions of Class B shares to Class A shares in 2013. In 2012, four shares of Class B common stock were converted into 9,600 shares of Class A common stock.  There were no conversions of Class B shares to Class A shares in 2011.  There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
A stock repurchase program was authorized for our outstanding Class A nonvoting common stock beginning January 1, 2004.  Treasury shares are recorded in the Consolidated Statements of Financial Position at total cost based upon trade date.  Shares repurchased under this program, based upon trade date, totaled 431,556 at a total cost of $31.2 million during 2013, and 978,761 shares at a total cost of $69.5 million during 2012.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $37 million of repurchase authority remaining under this program at December 31, 2013, based upon trade date.

In 2013, we also repurchased 3,477 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $255,454. Of this amount, 444 and 3,033 shares were purchased in January 2013 and June 2013, respectively, for $30,927, or $69.65 per share, and $224,527, or $74.03 per share, respectively, to settle payments due to a retired executive under our long-term incentive plan.  These shares were delivered to the plan participant in January 2013 and July 2013.

In 2012, we repurchased 1,803 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $129,849. Of this amount, 669 and 1,134 shares were purchased in January 2012 and June 2012, respectively, for $50,724, or $75.82 per share, and $79,125, or $69.78 per share, respectively, to settle payments due to two retired senior vice presidents under our long-term incentive plan. These shares were delivered to the plan participants in January 2012 and June 2012, respectively.

Note 18.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the year ended December 31, 2013:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans	Total
Balance at December 31, 2012	$13	$(146)	$(133)
Other comprehensive (loss) income before reclassifications, net of tax	(6)	71	65
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax(1)	(1)	10	9
Net current period other comprehensive (loss) income, net of tax	(7)	81	74
Balance at December 31, 2013	$6	$(65)	$(59)

(1)	See the following table for details about these reclassifications.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the year ended December 31, 2013:

Erie Insurance Group
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$3
Net impairment losses recognized in earnings	(13)
Loss from operations before income taxes and noncontrolling interest	(10)
Provision for income taxes	(3)
Net loss	(7)
Less: Net loss attributable to noncontrolling interest in consolidated entity – Exchange	(8)
Net income attributable to Indemnity	$1

Amortization of postretirement plan items(2):
Prior service cost	$(1)
Net actuarial loss	(15)
Loss from operations before income taxes and noncontrolling interest	(16)
Provision for income taxes	(6)
Net loss	(10)
Less: Net loss attributable to noncontrolling interest in consolidated entity – Exchange	—
Net loss attributable to Indemnity	$(10)

Net loss attributable to Indemnity	$(9)

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)
Components of accumulated other comprehensive income (loss) related to postretirement plan items are included in the computation of pension plan cost. See Note 15, "Postretirement Benefits," for additional details.

Note 19.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $29 million related to its limited partnership investments at December 31, 2013.  These commitments are split between private equity securities of $14 million, mezzanine debt securities of $9 million, and real estate activities of $6 million.  These commitments will be funded as required by the limited partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $409 million related to its limited partnership investments at December 31, 2013.  These commitments are split between private equity securities of $152 million, mezzanine debt securities of $160 million, and real estate activities of $97 million.  These commitments will be funded as required by the limited partnership agreements.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our consolidated financial condition, results of operations, or cash flows.  Legal fees are expensed as incurred.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our consolidated financial condition, operations, or cash flows.

We review all litigation on an ongoing basis when making accrual and disclosure decisions.  For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  In the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations, or cash flows of the Indemnity shareholder interest or the consolidated financial statements of Erie Indemnity Company.

We are subject to escheatment laws and regulations requiring the identification, reporting and payment to the state of unclaimed or abandoned funds of our policyholders, annuitants, claimants and shareholders. We are also subject to audit and examination for compliance with these requirements.

In August 2012, we were notified that we would be subject to an audit of our compliance with the unclaimed property laws of a number of jurisdictions both within and outside our operating territory. The audit commenced in April 2013 and is ongoing. Additionally, EFL has been named in a lawsuit filed by the State Treasurer of West Virginia. The Complaint alleges that EFL has failed to comply with the West Virginia Uniform Unclaimed Property Act. EFL filed a motion to dismiss and a favorable decision was rendered in December 2013 with the Court dismissing the Complaint with prejudice. The State Treasurer appealed the dismissal of the lawsuit in January 2014.

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

Note 20.   Supplementary Data on Cash Flows

Indirect method of cash flows
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,048	$619	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21	17	4
Amortization of deferred policy acquisition costs	778	715	680
Deferred income tax expense (benefit)	198	118	(105)
Realized (gains) losses and impairments on investments	(758)	(418)	6
Equity in earnings of limited partnerships	(161)	(131)	(149)
Net amortization of bond premium	36	28	26
Increase in deferred compensation	8	2	4
Limited partnership distributions	176	164	166
(Increase) decrease in receivables, reinsurance recoverables, and reserve credits	(112)	(166)	91
Decrease (increase) in prepaid expenses	24	63	(56)
Increase in deferred policy acquisition costs	(816)	(743)	(701)
Increase (decrease) in accounts payable and accrued expenses	18	(28)	83
Increase in accrued commissions and agent bonuses	28	20	4
Increase (decrease) in loss reserves	148	99	(85)
Increase in future life policy benefits and claims reserves	34	31	28
Increase in unearned premiums	233	187	96
Net cash provided by operating activities	$903	$577	$360

Note 21.  Statutory Information

Accounting principles used to prepare statutory financial statements differ from those used to prepare financial statements under GAAP.  Prescribed statutory accounting practices (“SAP”) include state laws, regulations, and general administration rules, as well as a variety of publications from the National Association of Insurance Commissioners (“NAIC”).  The statutory financial statements of the Exchange and its subsidiaries, EIC, EPC, Flagship, and EFL, are prepared in accordance with accounting practices prescribed and permitted by the Pennsylvania Insurance Department.  ENY prepares its statutory financial statements in accordance with accounting practices prescribed by the New York Insurance Department.

Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP.  Differences between SAP and GAAP include the valuation of investments, deferred policy acquisition cost assets, the actuarial assumptions used in life reserves, deferred tax assets, and unearned subscriber fees.

Statutory net income and capital and surplus of the Exchange and its subsidiaries as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities are as follows:

	SAP Net Income (Loss)			SAP Capital and Surplus
	Years ended December 31,			At December 31,
Exchange and its subsidiaries (in millions)	2013	2012	2011	2013	2012
Property and casualty insurance operations:
Erie Insurance Exchange	$479	$311	$182	$6,467	$5,633
Erie Insurance Company	17	14	9	294	276
Erie Insurance Company of New York	1	(1)	(1)	22	21
Erie Insurance Property & Casualty Company	0	0	0	12	11
Flagship City Insurance Company	0	0	0	12	11
Life insurance operations:
Erie Family Life Insurance Company	15	25	34	291	281

The minimum statutory capital and surplus requirements under Pennsylvania and New York law for the Exchange’s property and casualty insurance subsidiaries amounts to $12 million.  The Exchange’s property and casualty insurance subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $340 million at December 31, 2013.  The risk-based capital levels of all members of the Property and Casualty Group and EFL significantly exceed the minimum requirements.  Cash and securities with a carrying value of $15 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at December 31, 2013.

As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records unearned subscriber fees (fees to the attorney-in-fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies.  The Pennsylvania-domiciled members of the Property and Casualty Group discount workers compensation loss reserves on a non-tabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania.  The Exchange’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $5.9 billion at December 31, 2013.  EIC’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $290 million at December 31, 2013.  EPC and Flagship record the discounting of workers compensation loss reserves on a direct basis, however, after application of the intercompany pooling arrangement, there is no impact on their financial statements.

The amount of dividends that can be paid to the Exchange without the prior approval by the Pennsylvania Insurance Commissioner by EIC, EPC, and Flagship, the Exchange’s Pennsylvania-domiciled property and casualty insurance subsidiaries, is limited to not more than the greater of: (a) 10% of statutory surplus as reported in the last annual statement, or (b) net income as reported in the last annual statement.  The amount of dividends that EIC’s New York-domiciled property and casualty subsidiary, ENY, can pay without the prior approval by the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of statutory surplus as reported in the last annual statement, or (b) 100% of adjusted net investment income during such period.  In 2014, the maximum dividend payout that the Exchange could receive from its property and casualty insurance subsidiaries would be $33 million.  No dividends were paid by these property and casualty insurance subsidiaries in 2013, 2012 or 2011.

The amount of dividends that can be paid to the Exchange without the prior approval by the Pennsylvania Insurance Commissioner by EFL, a Pennsylvania-domiciled life insurer, is limited by statute to the greater of: (a) 10% of statutory surplus as shown in the last annual statement on file with the commissioner, or (b) net income as reported in the last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities.  Accordingly, the maximum dividend payout that the Exchange could receive in 2014 without prior Pennsylvania Commissioner approval is $29 million.  There were no dividends paid to either the Exchange or Indemnity in 2013, 2012 or 2011.

Note 22.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
(in millions)	At December 31, 2013
Assets	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$526	$8,162	$—	$8,688
Equity securities	50	819	—	869
Trading securities, at fair value	0	3,202	—	3,202
Limited partnerships	146	940	—	1,086
Other invested assets	1	20	—	21
Total investments	723	13,143	—	13,866
Cash and cash equivalents	49	403	—	452
Premiums receivable from policyholders	—	1,167	—	1,167
Reinsurance recoverable	—	172	—	172
Deferred income tax asset	2	0	—	2
Deferred acquisition costs	—	566	—	566
Other assets	114	337	—	451
Receivables from the Exchange and other affiliates	300	—	(300)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,213	$15,788	$(325)	$16,676
Liabilities
Losses and loss expense reserves	$—	$3,747	$—	$3,747
Life policy and deposit contract reserves	—	1,758	—	1,758
Unearned premiums	—	2,598	—	2,598
Deferred income tax liability	0	450	—	450
Other liabilities	479	419	(325)	573
Total liabilities	479	8,972	(325)	9,126
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	734	—	—	734
Noncontrolling interest in consolidated entity – Exchange	—	6,816	—	6,816
Total equity	734	6,816	—	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,213	$15,788	$(325)	$16,676

Consolidating Statement of Financial Position

	Erie Insurance Group
(in millions)	At December 31, 2012
Assets	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$452	$7,707	$—	$8,159
Equity securities	55	945	—	1,000
Trading securities, at fair value	0	2,417	—	2,417
Limited partnerships	180	1,037	—	1,217
Other invested assets	1	20	—	21
Total investments	688	12,126	—	12,814
Cash and cash equivalents	12	388	—	400
Premiums receivable from policyholders	—	1,062	—	1,062
Reinsurance recoverable	—	168	—	168
Deferred income tax asset	37	0	—	37
Deferred acquisition costs	—	504	—	504
Other assets	117	339	—	456
Receivables from the Exchange and other affiliates	281	—	(281)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,160	$14,587	$(306)	$15,441
Liabilities
Losses and loss expense reserves	$—	$3,598	$—	$3,598
Life policy and deposit contract reserves	—	1,708	—	1,708
Unearned premiums	—	2,365	—	2,365
Deferred income tax liability	0	365	—	365
Other liabilities	518	402	(306)	614
Total liabilities	518	8,438	(306)	8,650
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	642	—	—	642
Noncontrolling interest in consolidated entity – Exchange	—	6,149	—	6,149
Total equity	642	6,149	—	6,791
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,160	$14,587	$(306)	$15,441

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $296 million and $278 million at December 31, 2013 and 2012, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $4 million and $3 million at December 31, 2013 and 2012, respectively.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  Indemnity recognized interest income on the note of $2 million in 2013 and 2012.

Income attributable to Indemnity shareholder interest

			Indemnity Shareholder Interest
(in millions)			Years ended December 31,
	Percent		2013	2012	2011
Management operations:
Management fee revenue, net	100.0%		$1,266	$1,157	$1,067
Service agreement revenue	100.0%		31	31	33
Total revenue from management operations			1,297	1,188	1,100
Cost of management operations	100.0%		1,088	983	892
Income from management operations before taxes			209	205	208
Life insurance operations:(1)
Total revenue	21.6%	(2)	—	—	10
Total benefits and expenses	21.6%	(2)	—	—	7
Income from life insurance operations before taxes			—	—	3
Investment operations:(1)
Net investment income			15	16	16
Net realized gains on investments			1	5	3
Net impairment losses recognized in earnings			0	0	0
Equity in earnings of limited partnerships			22	15	26
Income from investment operations before taxes			38	36	45
Income from operations before income taxes			247	241	256
Provision for income taxes			84	81	87
Net income attributable to Indemnity			$163	$160	$169

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

Expense allocations – All claims handling services for the Exchange are performed by Indemnity employees who are entirely dedicated to claims related activities.  All costs associated with these employees are reimbursed to Indemnity from the Exchange’s revenues in accordance with the subscriber’s agreement.  Indemnity is reimbursed by EFL from its revenues for all costs associated with employees who perform life insurance related operating activities for EFL in accordance with its service agreement with Indemnity.  Common overhead expenses included in the expenses paid by Indemnity are allocated based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations.  Executive compensation is allocated based upon each executive’s primary responsibilities (management services, property and casualty claims operations, EFL operations, and investment operations).  We believe the methods used to allocate common overhead expenses among the affiliated entities are reasonable.

Cash settlements for payments on the account of the Exchange totaled $351 million, $343 million and $325 million in 2013, 2012 and 2011, respectively, and $32 million, $30 million and $28 million in 2013, 2012 and 2011, respectively, for EFL.  These reimbursements are settled on a monthly basis.

Office leases – Indemnity leases certain office space from the Exchange, including the home office and three field office facilities.  Rent expenses under these leases totaled $6 million in 2013, 2012 and 2011.  Indemnity also has a lease commitment with EFL for a branch office until 2018.  Annual rentals paid to EFL under this lease totaled $0.4 million in 2013, 2012 and 2011.

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Years ended December 31,
	2013	2012	2011
Management fee received	$1,240	$1,135	$1,053
Service agreement fee received	31	31	33
Net investment income received	22	28	22
Limited partnership distributions	27	21	22
Increase (decrease) in reimbursements collected from affiliates	6	(4)	(9)
Commissions and bonuses paid to agents	(681)	(617)	(583)
Salaries and wages paid	(147)	(130)	(124)
Pension contribution and employee benefits paid	(41)	(38)	(36)
General operating expenses paid	(153)	(139)	(127)
Income taxes paid	(86)	(82)	(82)
Net cash provided by operating activities	218	205	169
Net cash (used in) provided by investing activities	(65)	95	(211)
Net cash used in financing activities	(116)	(299)	(257)
Net increase (decrease) in cash and cash equivalents	37	1	(299)
Cash and cash equivalents, beginning of year	12	11	310
Cash and cash equivalents, end of year	$49	$12	$11

Note 23.   Quarterly Results of Operations (unaudited)

	Erie Insurance Group
	Year ended December 31, 2013
(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Revenues	$1,571	$1,426	$1,577	$1,697	$6,271
Benefits and expenses	1,135	1,163	1,179	1,227	4,704
Income from operations before income taxes and noncontrolling interest	436	263	398	470	1,567
Net income	290	177	267	314	1,048
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	253	133	221	278	885
Net income attributable to Indemnity	$37	$44	$46	$36	$163

Earnings per share (1)
Net income attributable to Indemnity per share
Class A common stock – basic	$0.78	$0.95	$0.98	$0.75	$3.46
Class A common stock – diluted	$0.69	$0.84	$0.87	$0.67	$3.08
Class B common stock – basic	$117	$142	$147	$113	$520
Class B common stock – diluted	$117	$142	$147	$113	$519

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

Note 24.  Subsequent Events

No items were identified in the period subsequent to the financial statement date that required adjustment or disclosure.

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as such term is defined in the Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based upon the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the 1992 Internal Control-Integrated Framework, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2013.

/s/ Terrence W. Cavanaugh	/s/ Marcia A. Dall	/s/ Gregory J. Gutting
Terrence W. Cavanaugh	Marcia A. Dall	Gregory J. Gutting
President and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller
February 27, 2014	February 27, 2014	February 27, 2014

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2013 that has not already been filed in a Form 8-K.

On February 6, 2014, we entered into an Indemnification Agreement with Sean J. McLaughlin, our Executive Vice President, Secretary and General Counsel.  A copy of the agreement is filed herewith as Exhibit 10.151.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Erie Indemnity Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013 of Erie Indemnity Company and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 27, 2014

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section 16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

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

Executive Officers of the Registrant

Name	Age as of 12/31/2013	Principal Occupation for Past Five Years and Positions with Erie Insurance Group

President & Chief Executive Officer:
Terrence W. Cavanaugh	60
President and Chief Executive Officer of Erie Indemnity Company since July 29, 2008; Senior Vice President, Chubb & Son/Federal Insurance, for more than five years prior thereto; Chief Operating Officer, Chubb Surety, for more than five years prior thereto; Director, Erie Indemnity Company, EFL, EIC, Flagship, ENY and EPC.

Executive Vice Presidents:
Richard F. Burt, Jr.	50
Executive Vice President - Products since August 22, 2012; Senior Vice President, Actuarial, and Chief Actuary, July 2011 through August 2012; Partner and Western Region Practice Leader, Actuarial Risk & Analytics, Deloitte Consulting, LLP, 2002 to July 2011; Director, EFL, EIC, Flagship, ENY, and EPC.

Marcia A. Dall	50
Executive Vice President and Chief Financial Officer since March 30, 2009; Chief Financial Officer – Healthcare, Cigna Corporation, January 2008 through March 2009; Chief Financial Officer – International & U.S. Mortgage Insurance, Genworth Financial, September 2006 through January 2008; Director, EFL, EIC, Flagship, ENY and EPC.

George D. Dufala	42
Executive Vice President – Services since September 1, 2010; Senior Vice President, Erie Family Life Insurance Company, October 2008 through August 2010; Senior Vice President, Customer Service, January 2005 through September 2008; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	55
Executive Vice President and Chief Information Officer since August 13, 2012; Senior Vice President and Chief Information Officer (for Commercial Lines, Hartford Investment Management Company and Enterprise Risk Management), The Hartford Financial Services Group, February 2011 through August 2012;  Senior Vice President and Chief Information Officer, Commercial and Consumer Markets, The Hartford Financial Services Group, August 2009 through February 2011; Executive Vice President and Chief Information Officer, SAFECO, February 2008 through February 2009; Senior Vice President and Chief Information Officer, Argonaut Group, March 2006 through February 2008; Director, EFL, EIC, Flagship, ENY, and EPC.

Name	Age as of 12/31/2013	Principal Occupation for Past Five Years and Positions with Erie Insurance Group

Executive Vice Presidents (continued):
John F. Kearns	54	Executive Vice President – Sales & Marketing since September 1, 2010; Senior Vice President, Commercial Lines Division, February 2007 through August 2010; Director, EFL, EIC, Flagship, ENY and EPC.

Sean J. McLaughlin	58
Executive Vice President, Secretary and General Counsel since August 26, 2013;  Chief Judge, United States District Court for the Western District of Pennsylvania, April 2013 through August 2013; United States District Judge for the Western District of Pennsylvania, October 1994 through April 2013; Director, EFL, EIC, Flagship, ENY and EPC, effective September 24, 2013.

 ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Consolidated Financial Statements
Included in Item 8 “Financial Statements and Supplementary Data” contained in this report.

Erie Indemnity Company:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statements of Operations for the three years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Financial Position as of December 31, 2013 and 2012

•	Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the three years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

2.              Financial Statement Schedules

All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.
3.     Exhibit Index

133

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2014	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 27, 2014	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO
(Principal Financial Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Senior Vice President & Controller
(Principal Accounting Officer)

Board of Directors:

/s/ J. Ralph Borneman, Jr.
J. Ralph Borneman, Jr.	Lucian L. Morrison

/s/ Terrence W. Cavanaugh	/s/ Thomas W. Palmer
Terrence W. Cavanaugh	Thomas W. Palmer

/s/ Jonathan Hirt Hagen	/s/ Martin P. Sheffield
Jonathan Hirt Hagen	Martin P. Sheffield

/s/ Susan Hirt Hagen	/s/ Richard L. Stover
Susan Hirt Hagen	Richard L. Stover

/s/ Thomas B. Hagen	/s/ Elizabeth A. Vorsheck
Thomas B. Hagen, Chairman	Elizabeth A. Vorsheck

/s/ C. Scott Hartz	/s/ Robert C. Wilburn
C. Scott Hartz	Robert C. Wilburn

/s/ Claude C. Lilly, III
Claude C. Lilly, III

SCHEDULE I
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	Erie Insurance Group
	At December 31, 2013
(in millions)	Amortized cost	Estimated fair value	Amount at which shown in the balance sheet
Indemnity
Available-for-sale securities:
States & political subdivisions	$237	$243	$243
Corporate debt securities	280	282	282
Collateralized debt obligations	1	1	1
Nonredeemable preferred stock	24	25	25
Common stock	26	25	25
Total available-for-sale securities	568	576	576
Limited partnerships	123	146	146
Real estate mortgage loans	1	1	1
Total Investments – Indemnity	$692	$723	$723

Exchange
Available-for-sale securities:
U.S. government & agencies	$171	$172	$172
States & political subdivisions	1,430	1,470	1,470
Foreign government securities	15	15	15
Corporate debt securities	5,902	6,211	6,211
Residential mortgage-backed securities	157	156	156
Commercial mortgage-backed securities	45	47	47
Collateralized debt obligations	8	16	16
Other debt securities	73	75	75
Nonredeemable preferred stock	577	621	621
Common stock	201	198	198
Total available-for-sale securities	8,579	8,981	8,981
Trading securities	2,198	3,202	3,202
Limited partnerships	790	940	940
Life policy loans	17	17	17
Real estate mortgage loans	3	3	3
Total Investments – Exchange	$11,587	$13,143	$13,143
Total Investments – Erie Insurance Group	$12,279	$13,866	$13,866

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

	Erie Insurance Group
(in millions)	Deferred policy acquisition costs	Reserves for losses, loss expenses, life policy deposit contracts	Unearned premiums	Premiums earned	Net investment income*	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses*	Net premiums written (excluding life)
December 31, 2013
Property and casualty insurance operations	$402	$3,747	$2,598	$4,820	$313	$3,360	$763	$437	$5,045
Life insurance operations	164	1,758	—	78	94	107	15	22	—
Management operations	—	—	—	—	15	—	—	—	—
Total	$566	$5,505	$2,598	$4,898	$422	$3,467	$778	$459	$5,045

December 31, 2012
Property and casualty insurance operations	$364	$3,598	$2,365	$4,422	$327	$3,379	$705	$397	$4,603
Life insurance operations	140	1,708	—	71	95	101	10	21	—
Management operations	—	—	—	—	16	—	—	—	—
Total	$504	$5,306	$2,365	$4,493	$438	$3,480	$715	$418	$4,603

December 31, 2011
Property and casualty insurance operations	$343	$3,499	$2,178	$4,149	$324	$3,344	$668	$327	$4,255
Life insurance operations	144	1,671	—	65	93	100	12	15	—
Management operations	—	—	—	—	16	—	—	—	—
Total	$487	$5,170	$2,178	$4,214	$433	$3,444	$680	$342	$4,255

*    Net investment income and other operating expenses are charged directly to the respective entities, therefore an allocation basis is not required.

SCHEDULE IV
REINSURANCE

	Erie Insurance Group
	Gross amount (direct)	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
(in millions)
December 31, 2013
Life insurance in force	$45,231	$21,300	$—	$23,931	0.0%
Premiums for the year:
Life insurance	$119	$41	$—	$78	0.0%
Property and liability insurance	4,850	54	24	4,820	0.5%
Total premiums	$4,969	$95	$24	$4,898	0.5%

December 31, 2012
Life insurance in force	$43,810	$21,897	$—	$21,913	0.0%
Premiums for the year:
Life insurance	$113	$42	$—	$71	0.0%
Property and liability insurance	4,449	48	21	4,422	0.5%
Total premiums	$4,562	$90	$21	$4,493	0.5%

December 31, 2011
Life insurance in force	$42,086	$22,753	$—	$19,333	0.0%
Premiums for the year:
Life insurance	$108	$43	$—	$65	0.0%
Property and liability insurance	4,164	36	21	4,149	0.5%
Total premiums	$4,272	$79	$21	$4,214	0.5%

SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Erie Insurance Group
(in millions)	Deferred policy acquisition costs	Reserve for unpaid losses and loss expenses	Discount, if any, deducted from reserves*	Unearned premiums	Earned premiums	Net investment income	Losses and loss expenses incurred related to:		Amortization of deferred policy acquisition costs	Net losses and loss expenses paid	Net premiums written
							(1) Current year	(2) Prior years
December 31, 2013
Consolidated P&C Entities	$402	$3,747	$85	$2,598	$4,820	$313	$3,379	($19)	$763	$3,213	$5,045
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$402	$3,747	$85	$2,598	$4,820	$313	$3,379	($19)	$763	$3,213	$5,045

December 31, 2012
Consolidated P&C Entities	$364	$3,598	$85	$2,365	$4,422	$327	$3,494	($115)	$705	$3,283	$4,603
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$364	$3,598	$85	$2,365	$4,422	$327	$3,494	($115)	$705	$3,283	$4,603

December 31, 2011
Consolidated P&C Entities	$343	$3,499	$84	$2,178	$4,149	$324	$3,616	($272)	$668	$3,392	$4,255
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$343	$3,499	$84	$2,178	$4,149	$324	$3,616	($272)	$668	$3,392	$4,255

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

Exhibit
Number	Description of Exhibit

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

10.139
First Amended and Restated Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Insurance Exchange, dated October 28, 2011. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 27, 2012.

10.140
First Amended and Restated Pledge Agreement made by Erie Indemnity Company as Attorney-in-Fact for Erie Insurance Exchange in favor of PNC Bank, National Association, as administrative agent, for itself and certain other Lenders, dated October 28, 2011. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 27, 2012.

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

10.144*	Second Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2009), dated December 21, 2012.

10.145
Erie Indemnity Company Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant's Information Statement for the 2013 Annual Meeting of Shareholders filed with the Commission on March 18, 2013).

Exhibit
Number	Description of Exhibit

10.146
Amended and Restated Credit Agreement among JPMorgan Chase Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 25, 2013. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on October 30, 2013.

10.147
Second Amended and Restated Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Insurance Exchange, dated October 25, 2013. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on October 30, 2013.

10.148*	First Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2010), dated December 27, 2013.

10.149*	Second Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2010), dated December 27, 2013.

10.150*	Third Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2009), dated December 27, 2013.

10.151*	Indemnification Agreement by and between Erie Indemnity Company and Sean J. McLaughlin dated February 6, 2014.

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