Form 10-Q
period 2014-03-31
ERIE INDEMNITY CO
filed 2014-05-01
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,252,506 at April 18, 2014.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at April 18, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended
	March 31,
	2014	2013
Revenues
Premiums earned	$1,288	$1,175
Net investment income	109	103
Net realized investment gains	56	249
Net impairment losses recognized in earnings	0	0
Equity in earnings of limited partnerships	50	36
Other income	8	8
Total revenues	1,511	1,571
Benefits and expenses
Insurance losses and loss expenses	1,034	842
Policy acquisition and underwriting expenses	321	293
Total benefits and expenses	1,355	1,135
Income from operations before income taxes and noncontrolling interest	156	436
Provision for income taxes	47	146
Net income	$109	$290

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	63	253

Net income attributable to Indemnity	$46	$37

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$0.99	$0.78
Class A common stock – diluted	$0.88	$0.69
Class B common stock – basic and diluted	$149	$117

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,402,270	46,774,968
Class B common stock	2,542	2,542

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,598,211	52,960,165
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$0.6350	$0.5925
Class B common stock	$95.2500	$88.8750

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

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	March 31,
	2014	2013
Net income	$109	$290

Other comprehensive income (loss)
Change in unrealized holding gains (losses) on available-for-sale securities, net of tax (expense) benefit of $(43) and $6, respectively	80	(12)
Reclassification adjustment for gross gains included in net income, net of tax benefit of $5 and $5, respectively	(8)	(10)
Other comprehensive income (loss)	72	(22)

Comprehensive income	$181	$268
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	132	232
Total comprehensive income – Indemnity	$49	$36

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $490 and $518, respectively)	$502	$526
Equity securities (cost of $35 and $50, respectively)	35	50
Limited partnerships (cost of $119 and $123, respectively)	145	146
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $7,923 and $7,801, respectively)	8,379	8,162
Equity securities (cost of $793 and $778, respectively)	852	819
Trading securities, at fair value (cost of $2,273 and $2,198, respectively)	3,253	3,202
Limited partnerships (cost of $780 and $790, respectively)	953	940
Other invested assets	20	20
Total investments	14,140	13,866

Cash and cash equivalents (Exchange portion of $335 and $403, respectively)	379	452
Premiums receivable from policyholders – Exchange	1,194	1,167
Reinsurance recoverable – Exchange	175	172
Deferred income taxes – Indemnity	0	2
Deferred acquisition costs – Exchange	558	566
Other assets (Exchange portion of $372 and $337, respectively)	485	451
Total assets	$16,931	$16,676

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Deferred income taxes	$0	$0
Other liabilities	422	476
Exchange liabilities
Losses and loss expense reserves	3,838	3,747
Life policy and deposit contract reserves	1,775	1,758
Unearned premiums	2,625	2,598
Deferred income taxes	492	450
Other liabilities	89	97
Total liabilities	9,241	9,126

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,303,226 and 46,461,125 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(56)	(59)
Retained earnings	1,918	1,902
Total contributed capital and retained earnings	1,880	1,861
Treasury stock, at cost, 21,995,974 and 21,838,075 shares, respectively	(1,138)	(1,127)
Total Indemnity shareholders’ equity	742	734

Noncontrolling interest in consolidated entity – Exchange	6,948	6,816
Total equity	7,690	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$16,931	$16,676

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities
Premiums collected	$1,289	$1,159
Net investment income received	121	106
Limited partnership distributions	25	46
Service agreement fee received	8	7
Commissions and bonuses paid to agents	(225)	(197)
Losses paid	(785)	(666)
Loss expenses paid	(130)	(119)
Other underwriting and acquisition costs paid	(235)	(206)
Income taxes paid	(14)	(3)
Net cash provided by operating activities	54	127

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(501)	(551)
Preferred stock	(76)	(9)
Common stock	(260)	(464)
Limited partnerships	(27)	(23)
Sales/maturities of investments:
Fixed maturity sales	159	122
Fixed maturity calls/maturities	244	265
Preferred stock	64	26
Common stock	267	453
Sale of and returns on limited partnerships	41	53
Net purchase of property and equipment	(6)	(6)
Net collections on agent loans	0	1
Net cash used in investing activities	(95)	(133)

Cash flows from financing activities
Annuity deposits and interest	22	24
Annuity surrenders and withdrawals	(18)	(18)
Universal life deposits and interest	7	5
Universal life surrenders	(3)	(2)
Purchase of treasury stock	(10)	(15)
Dividends paid to shareholders	(30)	0
Net cash used in financing activities	(32)	(6)

Net decrease in cash and cash equivalents	(73)	(12)
Cash and cash equivalents at beginning of period	452	400
Cash and cash equivalents at end of period	$379	$388

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014.

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

Pending accounting pronouncements
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.  This guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Generally, investors in qualified affordable housing project investments expect to receive substantially all of their return through the receipt of tax credits and other tax benefits.  ASU 2014-01 allows for the recording of the investment performance net of taxes as a component of income tax expense to more fairly represent the economics of the investments and provide users with a better understanding of the returns from such investments.  The qualifications to make this accounting election were also made less restrictive.  ASU 2014-01 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  While we are currently evaluating whether to make the accounting election and whether the election would be made for early adoption, such election is not expected to have a material impact on our consolidated financial statements.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended March 31,
	2014			2013
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$46	46,402,270	$0.99	$36	46,774,968	$0.78
Dilutive effect of stock-based awards	0	95,141	—	0	84,397	—
Assumed conversion of Class B shares	0	6,100,800	—	1	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$46	52,598,211	$0.88	$37	52,960,165	$0.69
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,542	$149	$0	2,542	$117

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At March 31, 2014, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

Note 5. Segment Information

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations, and investment operations.  Accounting policies for segments are the same as those described in the summary of significant accounting policies.  See Item 8. “Financial Statements and Supplementary Data, Note 2. Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014.  Assets are not allocated to the segments, but rather, are reviewed in total for purposes of decision-making.  No single customer or agent provides 10% or more of revenues.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the first quarters of 2014 and 2013, investment activities on life insurance related assets generated revenues of $29 million and $26 million, respectively, resulting in EFL reporting income before income taxes of $13 million and $11 million, respectively, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended March 31, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,268	$20		$0	$1,288
Net investment income				$112	(3)	109
Net realized investment gains				56		56
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				50		50
Management fee revenue	$319				(319)	—
Service agreement and other revenue	7		1			8
Total revenues	326	1,268	21	218	(322)	1,511
Cost of management operations	268				(268)	—
Insurance losses and loss expenses		1,007	28		(1)	1,034
Policy acquisition and underwriting expenses		365	9		(53)	321
Total benefits and expenses	268	1,372	37	—	(322)	1,355
Income (loss) before income taxes	58	(104)	(16)	218	—	156
Provision for income taxes	20	(36)	(6)	69	—	47
Net income (loss)	$38	$(68)	$(10)	$149	—	$109

	Erie Insurance Group
(in millions)	Three months ended March 31, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,156	$19		$0	$1,175
Net investment income				$106	(3)	103
Net realized investment gains				249		249
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				36		36
Management fee revenue	$296				(296)	—
Service agreement and other revenue	7		1			8
Total revenues	303	1,156	20	391	(299)	1,571
Cost of management operations	254				(254)	—
Insurance losses and loss expenses		817	26		(1)	842
Policy acquisition and underwriting expenses		328	9		(44)	293
Total benefits and expenses	254	1,145	35	—	(299)	1,135
Income (loss) before income taxes	49	11	(15)	391	—	436
Provision for income taxes	17	4	(5)	130	—	146
Net income (loss)	$32	$7	$(10)	$261	$—	$290

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at March 31, 2014:

	Erie Insurance Group
	March 31, 2014
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$241	$0	$241	$0
Corporate debt securities	261	0	260	1
Collateralized debt obligations	0	0	0	0
Total fixed maturities	502	0	501	1
Nonredeemable preferred stock	15	2	13	0
Common stock	20	20	0	0
Total available-for-sale securities	537	22	514	1
Other investments (1)	18	0	0	18
Total – Indemnity	$555	$22	$514	$19
Exchange
Available-for-sale securities:
U.S. treasury	$66	$0	$66	$0
Government sponsored enterprises	38	0	38	0
States & political subdivisions	1,485	0	1,485	0
Foreign government securities	15	0	15	0
Corporate debt securities	6,494	0	6,468	26
Residential mortgage-backed securities	151	0	151	0
Commercial mortgage-backed securities	44	0	44	0
Collateralized debt obligations	14	0	14	0
Other debt securities	72	0	72	0
Total fixed maturities	8,379	0	8,353	26
Nonredeemable preferred stock	656	273	382	1
Common stock	196	196	0	0
Total available-for-sale securities	9,231	469	8,735	27
Trading securities:
Common stock	3,253	3,238	0	15
Total trading securities	3,253	3,238	0	15
Other investments (1)	98	0	0	98
Total – Exchange	$12,582	$3,707	$8,735	$140
Total – Erie Insurance Group	$13,137	$3,729	$9,249	$159

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of March 31, 2014. During the three months ended March 31, 2014, Indemnity made no contributions and received distributions totaling $1.3 million, and the Exchange made no contributions and received distributions totaling $4.8 million for these investments. As of March 31, 2014, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	1	0	0	0	(1)	0	0
Total fixed maturities	2	0	0	0	(1)	0	1
Total available-for-sale securities	2	0	0	0	(1)	0	1
Other investments	18	1	0	0	(1)	0	18
Total Level 3 assets – Indemnity	$20	$1	$0	$0	$(2)	$0	$19
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$0	$0	$0	$0	$26
Collateralized debt obligations	5	1	(1)	0	(3)	(2)	0
Total fixed maturities	31	1	(1)	0	(3)	(2)	26
Nonredeemable preferred stock	0	0	0	1	0	0	1
Total available-for-sale securities	31	1	(1)	1	(3)	(2)	27
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	5	0	0	(5)	0	98
Total Level 3 assets – Exchange	$144	$6	$(1)	$1	$(8)	$(2)	$140
Total Level 3 assets – Erie Insurance Group	$164	$7	$(1)	$1	$(10)	$(2)	$159

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $1 million included in net realized investment gains (losses) and $6 million included in equity in earnings of limited partnerships for the three months ended March 31, 2014 on Level 3 securities.

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

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended March 31, 2014.

For the Exchange, Level 1 to Level 2 transfers totaled $3 million due to trading activity levels for one preferred stock holding, and there were no transfers from Level 2 to Level 1 for the three months ended March 31, 2014. There were no Level 2 to Level 3 transfers, and Level 3 to Level 2 transfers totaled $2 million for one fixed maturity holding as a result of using observable market data to determine the fair value at March 31, 2014.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	March 31, 2014
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities (1)	$1	1	Market approach	Non-binding broker quote	113
Collateralized debt obligations (2)	0	1	Income approach	Projected maturity date	Dec 2014
				Repayment at maturity	8%
				Discount rate	15%
Other investments (4)	18	2
Total Level 3 assets – Indemnity	$19	4

Exchange
Corporate debt securities (1)(3)	$26	7	Market approach	Non-binding broker quote	107-117	110
				Comparable transaction EBITDA multiples	8.0 - 11.9x	8.0x
				Comparable security yield	6%
Collateralized debt obligations (2)	0	2	Income approach	Projected maturity date	Dec 2014 - Oct 2035
				Repayment at maturity	8 - 100%	38%
				Discount rate	15 - 18%	17%

Nonredeemable preferred stock (5)	1	1	Market approach	Held at cost
Common stock (3)	15	4	Market approach	Comparable transaction EBITDA multiples	8.0 - 11.9x	8.0x
				Discount for lack of marketability	5 - 30%	8%
Other investments (4)	98	4
Total Level 3 assets – Exchange	$140	18
Total Level 3 assets – Erie Insurance Group	$159	22

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

(4)
Other investments – Other investments represent certain limited partnerships that are recorded at fair value and are based upon net asset value (NAV) provided by the general partner where the unobservable inputs are not reasonably available to us.

(5)	Nonredeemable preferred stock - Represents a private security where cost was determined to be the best estimate of fair value.

Securities valued using unobservable inputs shown above totaled $159 million at March 31, 2014. In total, Level 3 assets represent less than 1.2% of the total assets measured at fair value on a recurring basis for the Erie Insurance Group.

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at March 31, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	3	0	0	0	(1)	0	2
Total fixed maturities	4	0	0	0	(1)	0	3
Total available-for-sale securities	4	0	0	0	(1)	0	3
Other investments	19	1	0	0	0	0	20
Total Level 3 assets – Indemnity	$23	$1	$0	$0	$(1)	$0	$23
Exchange
Available-for-sale securities:
Corporate debt securities	43	0	1	0	(1)	15	58
Commercial mortgage-backed securities	0	0	0	0	0	5	5
Collateralized debt obligations	16	1	1	0	(5)	1	14
Total fixed maturities	59	1	2	0	(6)	21	77
Nonredeemable preferred stock	0	0	3	4	0	5	12
Total available-for-sale securities	59	1	5	4	(6)	26	89
Trading securities:
Common stock	15	(3)	0	0	(5)	0	7
Total trading securities	15	(3)	0	0	(5)	0	7
Other investments	109	4	0	0	(1)	0	112
Total Level 3 assets – Exchange	$183	$2	$5	$4	$(12)	$26	$208
Total Level 3 assets – Erie Insurance Group	$206	$3	$5	$4	$(13)	$26	$231

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $2 million of losses included in net realized investment (losses) and $5 million included in equity in earnings of limited partnerships for the three months ended March 31, 2013 on Level 3 securities.

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

For Indemnity, there were no Level 1 to Level 2 transfers for the three months March 31, 2013. Level 2 to Level 1 transfers totaled $1 million due to trading activity levels related to one preferred stock holding, and there were no transfers between Levels 2 and Level 3.

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

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at March 31, 2014:

	Erie Insurance Group
(in millions)	March 31, 2014
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$501	$0	$501	$0
Priced via market comparables/broker quotes (1)	1	0	0	1
Priced via internal modeling	0	0	0	0
Total fixed maturities	502	0	501	1
Nonredeemable preferred stock:
Priced via pricing services	13	2	11	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Total nonredeemable preferred stock	15	2	13	0
Common stock:
Priced via pricing services	20	20	0	0
Total common stock	20	20	0	0
Other investments:
Priced via unobservable inputs (2)	18	0	0	18
Total other investments	18	0	0	18
Total – Indemnity	$555	$22	$514	$19
Exchange
Fixed maturities:
Priced via pricing services	$8,306	$0	$8,306	$0
Priced via market comparables/broker quotes (1)	65	0	47	18
Priced via internal modeling	8	0	0	8
Total fixed maturities	8,379	0	8,353	26
Nonredeemable preferred stock:
Priced via pricing services	641	273	368	0
Priced via market comparables/broker quotes (1)	14	0	14	0
Priced via internal modeling	1	0	0	1
Total nonredeemable preferred stock	656	273	382	1
Common stock:
Priced via pricing services	3,434	3,434	0	0
Priced via internal modeling	15	0	0	15
Total common stock	3,449	3,434	0	15
Other investments:
Priced via unobservable inputs (2)	98	0	0	98
Total other investments	98	0	0	98
Total – Exchange	$12,582	$3,707	$8,735	$140
Total – Erie Insurance Group	$13,137	$3,729	$9,249	$159

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2014.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at March 31, 2014:

	Erie Insurance Group
	March 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$231	$10	$0	$241
Corporate debt securities	259	2	0	261
Collateralized debt obligations	0	0	0	0
Total fixed maturities	490	12	0	502
Nonredeemable preferred stock	14	1	0	15
Common stock	21	0	1	20
Total available-for-sale securities – Indemnity	$525	$13	$1	$537
Exchange
Available-for-sale securities:
U.S. treasury	$66	$0	$0	$66
Government sponsored enterprises	37	1	0	38
States & political subdivisions	1,422	70	7	1,485
Foreign government securities	15	0	0	15
Corporate debt securities	6,113	400	19	6,494
Residential mortgage-backed securities	151	3	3	151
Commercial mortgage-backed securities	42	2	0	44
Collateralized debt obligations	7	7	0	14
Other debt securities	70	2	0	72
Total fixed maturities	7,923	485	29	8,379
Nonredeemable preferred stock	596	64	4	656
Common stock	197	1	2	196
Total available-for-sale securities – Exchange	$8,716	$550	$35	$9,231
Total available-for-sale securities – Erie Insurance Group	$9,241	$563	$36	$9,768

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2013:

	Erie Insurance Group
	December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$237	$7	$1	$243
Corporate debt securities	280	2	0	282
Collateralized debt obligations	1	0	0	1
Total fixed maturities	518	9	1	526
Nonredeemable preferred stock	24	2	1	25
Common stock	26	0	1	25
Total available-for-sale securities – Indemnity	$568	$11	$3	$576
Exchange
Available-for-sale securities:
U.S. government & agencies	$171	$1	$0	$172
States & political subdivisions	1,430	55	15	1,470
Foreign government securities	15	0	0	15
Corporate debt securities	5,902	354	45	6,211
Residential mortgage-backed securities	157	3	4	156
Commercial mortgage-backed securities	45	2	0	47
Collateralized debt obligations	8	8	0	16
Other debt securities	73	3	1	75
Total fixed maturities	7,801	426	65	8,162
Nonredeemable preferred stock	577	55	11	621
Common stock	201	0	3	198
Total available-for-sale securities – Exchange	$8,579	$481	$79	$8,981
Total available-for-sale securities – Erie Insurance Group	$9,147	$492	$82	$9,557

The amortized cost and estimated fair value of fixed maturities at March 31, 2014 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	March 31, 2014
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$76	$77
Due after one year through five years	237	240
Due after five years through ten years	100	104
Due after ten years	77	81
Total fixed maturities – Indemnity	$490	$502
Exchange
Due in one year or less	386	393
Due after one year through five years	3,052	3,239
Due after five years through ten years	2,941	3,113
Due after ten years	1,544	1,634
Total fixed maturities – Exchange	$7,923	$8,379
Total fixed maturities – Erie Insurance Group	$8,413	$8,881

Available-for-sale securities in a gross unrealized loss position at March 31, 2014 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	March 31, 2014
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$11	$0	$0	$0	$11	$0	5
Corporate debt securities	40	0	0	0	40	0	9
Total fixed maturities	51	0	0	0	51	0	14
Nonredeemable preferred stock	3	0	1	0	4	0	3
Common stock	0	0	20	1	20	1	2
Total available-for-sale securities – Indemnity	$54	$0	$21	$1	$75	$1	19
Quality breakdown of fixed maturities:
Investment grade	$51	$0	$0	$0	$51	$0	14
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$51	$0	$0	$0	$51	$0	14
Exchange
Available-for-sale securities:
U.S. treasury	$3	$0	$0	$0	$3	$0	3
States & political subdivisions	216	5	31	2	247	7	62
Foreign government securities	0	0	5	0	5	0	1
Corporate debt securities	828	17	36	2	864	19	161
Residential mortgage-backed securities	67	2	14	1	81	3	14
Commercial mortgage-backed securities	2	0	0	0	2	0	1
Other debt securities	20	0	0	0	20	0	4
Total fixed maturities	1,136	24	86	5	1,222	29	246
Nonredeemable preferred stock	85	3	15	1	100	4	17
Common stock	31	1	100	1	131	2	2
Total available-for-sale securities – Exchange	$1,252	$28	$201	$7	$1,453	$35	265
Quality breakdown of fixed maturities:
Investment grade	$1,104	$23	$81	$4	$1,185	$27	238
Non-investment grade	32	1	5	1	37	2	8
Total fixed maturities – Exchange	$1,136	$24	$86	$5	$1,222	$29	246

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

	Erie Insurance Group
	December 31, 2013
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$58	$1	$0	$0	$58	$1	21
Corporate debt securities	$54	$0	$10	$0	$64	$0	11
Total fixed maturities	112	1	10	0	122	1	32
Nonredeemable preferred stock	5	1	3	0	8	1	4
Common stock	12	1	13	0	25	1	2
Total available-for-sale securities – Indemnity	$129	$3	$26	$0	$155	$3	38
Quality breakdown of fixed maturities:
Investment grade	$112	$1	$10	$0	$122	$1	32
Non-investment grade	0	0	0	0	0	0	0
Total fixed maturities – Indemnity	$112	$1	$10	$0	$122	$1	32
Exchange
Available-for-sale securities:
U.S. government & agencies	$1	$0	$0	$0	$1	$0	2
States & political subdivisions	408	13	18	2	426	15	100
Foreign government securities	5	0	0	0	5	0	1
Corporate debt securities	1,251	43	36	2	1,287	45	237
Residential mortgage-backed securities	71	4	8	0	79	4	12
Commercial mortgage-backed securities	5	0	0	0	5	0	1
Other debt securities	30	1	0	0	30	1	5
Total fixed maturities	1,771	61	62	4	1,833	65	358
Nonredeemable preferred stock	182	10	13	1	195	11	27
Common stock	97	3	101	0	198	3	3
Total available-for-sale securities – Exchange	$2,050	$74	$176	$5	$2,226	$79	388
Quality breakdown of fixed maturities:
Investment grade	$1,707	$57	$62	$4	$1,769	$61	344
Non-investment grade	64	4	0	0	64	4	14
Total fixed maturities – Exchange	$1,771	$61	$62	$4	$1,833	$65	358

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2014	2013
Indemnity
Fixed maturities	$3	$3
Equity securities	1	1
Cash equivalents and other	0	0
Total investment income	4	4
Less: investment expenses	0	0
Investment income, net of expenses – Indemnity	$4	$4
Exchange
Fixed maturities	$86	$83
Equity securities	29	24
Cash equivalents and other	0	0
Total investment income	115	107
Less: investment expenses	10	8
Investment income, net of expenses – Exchange	$105	$99
Investment income, net of expenses – Erie Insurance Group	$109	$103

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2014	2013
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$0
Gross realized losses	0	0
Net realized gains	0	0
Equity securities:
Gross realized gains	1	0
Gross realized losses	0	0
Net realized gains	1	0
Net realized investment gains – Indemnity	$1	$0
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$6	$15
Gross realized losses	(1)	(2)
Net realized gains	5	13
Equity securities:
Gross realized gains	8	2
Gross realized losses	(1)	0
Net realized gains	7	2
Trading securities:
Common stock:
Gross realized gains	70	102
Gross realized losses	(3)	(12)
(Decreases) increases in fair value(1)	(24)	144
Net realized gains	43	234
Net realized investment gains – Exchange	$55	$249
Net realized investment gains – Erie Insurance Group	$56	$249

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
Indemnity recorded impairment losses of less than $0.1 million in the first quarter of 2014, compared to no impairment losses in the first quarter of 2013. The Exchange record impairment losses of $0.2 million in the first quarter of 2014, compared to $0.4 million in the first quarter of 2013.

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through March 31, 2014 are comprised of partnership financial results for the fourth quarter of 2013.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2014.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in millions)	Erie Insurance Group
	Three months ended March 31,
	2014	2013
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$5	$2
Change in fair value of limited partnerships accounted for under the fair value option	1	1
Equity in earnings of limited partnerships – Indemnity	$6	$3
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$39	$29
Change in fair value of limited partnerships accounted for under the fair value option	5	4
Equity in earnings of limited partnerships – Exchange	$44	$33
Equity in earnings of limited partnerships – Erie Insurance Group	$50	$36

We have provided summarized financial information in the following tables for the three months ended March 31, 2014 and for the year ended December 31, 2013.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2014 include partnership financial results for the fourth quarter of 2013.

	Erie Insurance Group
	As of and for the three months ended March 31, 2014
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	25	$43	$(3)	$3
Greater than or equal to 10% but less than 50%	3	19	4	0
Greater than 50%	0	0	0	0
Total private equity	28	62	1	3
Mezzanine debt:
Less than 10%	11	13	0	0
Greater than or equal to 10% but less than 50%	3	6	0	0
Greater than 50%	1	0	0	0
Total mezzanine debt	15	19	0	0
Real estate:
Less than 10%	11	43	1	0
Greater than or equal to 10% but less than 50%	3	15	1	0
Greater than 50%	2	6	0	0
Total real estate	16	64	2	0
Total limited partnerships – Indemnity	59	$145	$3	$3
Exchange
Private equity:
Less than 10%	43	$389	$(6)	$19
Greater than or equal to 10% but less than 50%	3	79	14	0
Greater than 50%	0	0	0	0
Total private equity	46	468	8	19
Mezzanine debt:
Less than 10%	19	115	1	3
Greater than or equal to 10% but less than 50%	4	24	(2)	2
Greater than 50%	3	31	1	1
Total mezzanine debt	26	170	0	6
Real estate:
Less than 10%	20	211	5	4
Greater than or equal to 10% but less than 50%	7	79	0	1
Greater than 50%	2	25	(12)	13
Total real estate	29	315	(7)	18
Total limited partnerships – Exchange	101	$953	$1	$43
Total limited partnerships – Erie Insurance Group		$1,098	$4	$46

Per the limited partnership financial statements, total partnership assets were $49 billion and total partnership liabilities were $5 billion at March 31, 2014 (as recorded in the December 31, 2013 limited partnership financial statements).  For the three month period comparable to that presented in the preceding table (fourth quarter of 2013), total partnership valuation adjustment gains were $0.1 billion and total partnership net income was $2 billion.

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

Note 8.  Bank Line of Credit

As of March 31, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of March 31, 2014, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of March 31, 2014.  Bonds with a fair value of $113 million were pledged as collateral on the line at March 31, 2014.

As of March 31, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of March 31, 2014, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of March 31, 2014.  Bonds with a fair value of $335 million were pledged as collateral on the line at March 31, 2014.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of March 31, 2014.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at March 31, 2014.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At March 31, 2014, we recorded a net deferred tax liability of $492 million on our Consolidated Statements of Financial Position.  Of this amount, $0.2 million is a net deferred tax liability attributable to Indemnity and $492 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at March 31, 2014.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

Note 10.   Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan for certain members of executive and senior management of the Erie Insurance Group.  The gross liability for postretirement benefits is presented in the Consolidated Statements of Financial Position as part of other liabilities.  A portion of annual expenses related to our postretirement benefit plans is allocated to related entities within the Erie Insurance Group. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 55% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and EFL functions.

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries and a contingent liability, $26 million at March 31, 2014, exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2014	2013
Service cost for benefits earned	$6	$7
Interest cost on benefits obligation	7	6
Expected return on plan assets	(8)	(8)
Prior service cost amortization	0	0
Net actuarial loss amortization	2	4
Pension plan cost (1)	$7	$9

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no conversions of Class B shares to Class A shares during the three months ended March 31, 2014 and the year ended December 31, 2013. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $26 million of repurchase authority remaining under this program at March 31, 2014.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the three months ended March 31, 2014:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2013	$6	$(65)	$(59)
Other comprehensive income before reclassifications, net of tax	4	0	4
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	(1)	0	(1)
Net current period other comprehensive income, net of tax	3	0	3
Balance at March 31, 2014	$9	$(65)	$(56)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the three months ended March 31, 2014:

Erie Insurance Group
Three months ended
March 31, 2014
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$13
Net impairment losses recognized in earnings	0
Income from operations before income taxes and noncontrolling interest	13
Provision for income taxes	5
Net income	8
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	7
Net income attributable to Indemnity	$1

Amortization of postretirement plan items(2):
Net income attributable to Indemnity	$0

Net income attributable to Indemnity	$1

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2013 and for the three months ended March 31, 2014:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2012	$642	$6,149	$6,791
Net income	163	885	1,048
Change in other comprehensive income (loss), net of tax	74	(218)	(144)
Net purchase of treasury stock	(32)	—	(32)
Dividends declared:
Class A $2.4125 per share	(112)	—	(112)
Class B $361.875 per share	(1)	—	(1)
Balance at December 31, 2013	$734	$6,816	$7,550
Net income	46	63	109
Change in other comprehensive income, net of tax	3	69	72
Net purchase of treasury stock	(11)	—	(11)
Dividends declared:
Class A $0.635 per share	(30)	—	(30)
Class B $95.25 per share	0	—	0
Balance at March 31, 2014	$742	$6,948	$7,690

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $28 million related to its limited partnership investments at March 31, 2014.  These commitments are split among private equity securities of $12 million, mezzanine debt securities of $10 million, and real estate activities of $6 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $430 million related to its limited partnership investments at March 31, 2014.  These commitments are split among private equity securities of $136 million, mezzanine debt securities of $189 million, and real estate activities of $105 million.  These commitments will be funded as required by the partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At March 31, 2014
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$502	$8,379	$—	$8,881
Equity securities	35	852	—	887
Trading securities, at fair value	—	3,253	—	3,253
Limited partnerships	145	953	—	1,098
Other invested assets	1	20	—	21
Total investments	683	13,457	—	14,140
Cash and cash equivalents	44	335	—	379
Premiums receivable from policyholders	—	1,194	—	1,194
Reinsurance recoverable	—	175	—	175
Deferred acquisition costs	—	558	—	558
Other assets	113	372	—	485
Receivables from the Exchange and other affiliates	301	—	(301)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,166	$16,091	$(326)	$16,931
Liabilities
Losses and loss expense reserves	$—	$3,838	$—	$3,838
Life policy and deposit contract reserves	—	1,775	—	1,775
Unearned premiums	—	2,625	—	2,625
Deferred income tax liability	0	492	—	492
Other liabilities	424	413	(326)	511
Total liabilities	424	9,143	(326)	9,241
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	742	—	—	742
Noncontrolling interest in consolidated entity – Exchange	—	6,948	—	6,948
Total equity	742	6,948	—	7,690
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,166	$16,091	$(326)	$16,931

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2013
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$526	$8,162	$—	$8,688
Equity securities	50	819	—	869
Trading securities, at fair value	—	3,202	—	3,202
Limited partnerships	146	940	—	1,086
Other invested assets	1	20	—	21
Total investments	723	13,143	—	13,866
Cash and cash equivalents	49	403	—	452
Premiums receivable from policyholders	—	1,167	—	1,167
Reinsurance recoverable	—	172	—	172
Deferred income tax asset	2	0	—	2
Deferred acquisition costs	—	566	—	566
Other assets	114	337	—	451
Receivables from the Exchange and other affiliates	300	—	(300)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,213	$15,788	$(325)	$16,676
Liabilities
Losses and loss expense reserves	$—	$3,747	$—	$3,747
Life policy and deposit contract reserves	—	1,758	—	1,758
Unearned premiums	—	2,598	—	2,598
Deferred income tax liability	0	450	—	450
Other liabilities	479	419	(325)	573
Total liabilities	479	8,972	(325)	9,126
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	734	—	—	734
Noncontrolling interest in consolidated entity – Exchange	—	6,816	—	6,816
Total equity	734	6,816	—	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,213	$15,788	$(325)	$16,676

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $296 million at March 31, 2014 and December 31, 2013.  The receivable from EFL for expense allocations and interest on the surplus note totaled $5 million and $4 million at March 31, 2014 and December 31, 2013 respectively.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For each of the three months ended March 31, 2014 and 2013, Indemnity recognized interest income on the note of $0.4 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended March 31,
	2014	2013
Management operations:
Management fee revenue, net	$319	$296
Service agreement revenue	7	7
Total revenue from management operations	326	303
Cost of management operations	268	254
Income from management operations before taxes	58	49
Investment operations:
Net investment income	4	4
Net realized gains on investments	1	0
Net impairment losses recognized in earnings	0	0
Equity in earnings of limited partnerships	6	3
Income from investment operations before taxes	11	7
Income from operations before income taxes	69	56
Provision for income taxes	23	19
Net income attributable to Indemnity	$46	$37

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Three months ended March 31,
	2014	2013
Management fee received	$317	$288
Service agreement fee received	8	7
Net investment income received	6	5
Limited partnership distributions	3	7
Increase in reimbursements collected from affiliates	1	2
Commissions and bonuses paid to agents	(225)	(197)
Salaries and wages paid	(47)	(44)
Pension contribution and employee benefits paid	(23)	(22)
General operating expenses paid	(50)	(45)
Income taxes recovered (paid)	1	(2)
Net cash used in operating activities	(9)	(1)
Net cash provided by investing activities	44	45
Net cash used in financing activities	(40)	(15)
Net (decrease) increase in cash and cash equivalents	(5)	29
Cash and cash equivalents at beginning of period	49	12
Cash and cash equivalents at end of period	$44	$41

Note 16.  Subsequent Events

No items were identified in the period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing the Erie Insurance Group (“we,” “us,” “our”).  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements - Note 2. Significant Accounting Policies,” contained within this report for a discussion of adopted and/or pending accounting pronouncements, none of which are expected to have a material impact on our future financial condition, results of operations, or cash flows.

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

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Management operations:
Management fee revenue, net	$319	$296	$—	$—	$(319)	$(296)	$—	$—
Service agreement revenue	7	7	—	—	—	—	7	7
Total revenue from management operations	326	303	—	—	(319)	(296)	7	7
Cost of management operations	268	254	—	—	(268)	(254)	—	—
Income from management operations before taxes	58	49	—	—	(51)	(42)	7	7
Property and casualty insurance operations:
Net premiums earned	—	—	1,268	1,156	—	—	1,268	1,156
Losses and loss expenses	—	—	1,007	817	(1)	(1)	1,006	816
Policy acquisition and underwriting expenses	—	—	365	328	(53)	(44)	312	284
(Loss) income from property and casualty insurance operations before taxes	—	—	(104)	11	54	45	(50)	56
Life insurance operations:(1)
Total revenue	—	—	50	46	0	0	50	46
Total benefits and expenses	—	—	37	35	0	0	37	35
Income from life insurance operations before taxes	—	—	13	11	0	0	13	11
Investment operations:(1)
Net investment income	4	4	84	79	(3)	(3)	85	80
Net realized gains on investments	1	0	50	246	—	—	51	246
Net impairment losses recognized in earnings	0	0	0	0	—	—	0	0
Equity in earnings of limited partnerships	6	3	44	33	—	—	50	36
Income from investment operations before taxes	11	7	178	358	(3)	(3)	186	362
Income from operations before income taxes and noncontrolling interest	69	56	87	380	—	—	156	436
Provision for income taxes	23	19	24	127	—	—	47	146
Net income	$46	$37	$63	$253	$—	$—	$109	$290

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

Net income in the first quarter of 2014 was primarily impacted by lower earnings from our investment operations and increased losses from our property and casualty insurance operations compared to the first quarter of 2013.

Our investment operations generated lower levels of net realized gains on investments, due to lower realized gains from the sales of securities and decreases in fair value of common stocks compared to increases in fair value of common stock recorded in the first quarter of 2013, offset somewhat by slight increases in equity in earnings of limited partnerships and net investment income.

The Exchange’s property and casualty insurance operations experienced a 9.6% increase in earned premium in the first quarter of 2014, driven by increases in policies in force and the average premium per policy. Losses from the Exchange’s property and casualty insurance operations increased in the first quarter of 2014 due to a higher volume of non-catastrophe weather related claims, resulting from more severe winter weather, and increased catastrophe losses, offset somewhat by favorable development on prior accident year loss reserves, compared to adverse development in the first quarter of 2013.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended March 31,
	2014	2013
	(Unaudited)
Operating income attributable to Indemnity	$45	$37
Net realized gains and impairments on investments	1	0
Income tax expense	0	0
Realized gains and impairments, net of income taxes	1	0
Net income attributable to Indemnity	$46	$37

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.87	$0.69
Net realized gains and impairments on investments	0.02	0.00
Income tax expense	(0.01)	0.00
Realized gains and impairments, net of income taxes	0.01	0.00
Net income attributable to Indemnity	$0.88	$0.69

Summary of Results – Indemnity Shareholder Interest

Three months ended March 31, 2014
Net income attributable to Indemnity Class A per share-diluted was $0.88 per share in the first quarter of 2014, compared to $0.69 per share in the first quarter of 2013.

Operating income attributable to Indemnity Class A per share-diluted (excluding net realized gains or losses, impairments on investments, and related taxes) was $0.87 per share in the first quarter of 2014, compared to $0.69 per share in the first quarter of 2013.

Operating Segments
Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.

Management operations
Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for both 2014 and 2013.  Management fee revenue is eliminated upon consolidation.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of over 2,150 independent agencies, with over 10,650 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

Geographic expansion is also a component of the Property and Casualty Group's premium growth strategy. The Property and Casualty Group plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  Based upon direct written premium in 2013, 44% of our premiums were derived from personal auto, 26% from homeowners and 29% from commercial lines.  Pennsylvania, Maryland, Virginia, North Carolina and Ohio made up 75% of the property and casualty lines insurance business 2013 direct written premium.

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

Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2014	2013	% Change
	(Unaudited)
Management fee revenue, net	$319	$296	7.7%
Service agreement revenue	7	7	3.0
Total revenue from management operations	326	303	7.5
Cost of management operations	268	254	5.2
Income from management operations – Indemnity (1)	$58	$49	20.0%
Gross margin	17.9%	16.1%	1.8	pts.

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2014	2013	% Change
	(Unaudited)
Property and Casualty Group direct written premium	$1,279	$1,187	7.8%
Management fee rate	25%	25%
Management fee revenue, gross	320	297	7.8
Change in allowance for management fee returned on cancelled policies (1)	(1)	(1)	NM
Management fee revenue, net of allowance	$319	$296	7.7%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Management fee revenue increased $23 million, or 7.7 percent, in the first quarter of 2014, compared to the first quarter of 2013. Direct written premium of the Property and Casualty Group increased 7.8% in the first quarter of 2014, compared to the first quarter of 2013, due to a 4.7% increase in policies in force and a 4.2% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.6% at March 31, 2014 and December 31, 2013, and 91.0% at March 31, 2013.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2014 and 2013.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7 million in both the first quarters of 2014 and 2013.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended March 31,
(in millions)	2014	2013	% Change
	(Unaudited)
Commissions:
Total commissions	$174	$164	6.0%
Non-commission expense:
Sales and advertising	$14	$14	3.0%
Underwriting and policy processing	32	30	8.6
Information technology	28	26	8.4
Customer service	7	5	21.9
Administrative and other	13	15	(19.6)
Total non-commission expense	$94	$90	3.6%
Total cost of management operations	$268	$254	5.2%

Commissions – Commissions increased $10 million in the first quarter of 2014, compared to the same respective period in 2013, primarily a result of the 7.8% increase in direct written premiums of the Property and Casualty Group. Offsetting this increase was a slight decrease in other agent compensation primarily due to a decrease in the projected profitability bonus component as a result of factoring in the underwriting results of the Property and Casualty Group for the current quarter.

Non-commission expense – Non-commission expense increased $4 million in the first quarter of 2014, compared to the first quarter of 2013.  Sales and advertising costs remained flat compared to the first quarter of 2013. Underwriting and policy processing costs increased $2 million due to increased personnel costs and increased cost of underwriting reports.  Information technology costs increased $2 million, which included $1 million of personnel costs and $1 million of professional fees. Customer service costs increased $2 million due to an increase of $1 million each in credit card processing fees and personnel costs.  Administrative and other expenses decreased $2 million driven by decreases of $1 million each in personnel and professional fees.

Gross margin
The gross margin in the first quarter of 2014 was 17.9%, compared to 16.1% in the first quarter of 2013, as a result of revenue growth outpacing expense increases.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended March 31,
(dollars in millions)	2014	2013	% Change
	(Unaudited)
Premiums:
Direct written premium	$1,279	$1,187	7.8%
Reinsurance premium – assumed and ceded	(7)	(13)	44.8
Net written premium	1,272	1,174	8.3
Change in unearned premium	(4)	(18)	(75.3)
Net premiums earned	1,268	1,156	9.6
Losses and loss expenses:
Current accident year, excluding catastrophe losses	927	783	18.5
Current accident year catastrophe losses	93	27	NM
Prior accident years, including prior year catastrophe losses	(13)	7	NM
Losses and loss expenses	1,007	817	23.3
Policy acquisition and other underwriting expenses	365	328	11.2
Total losses and expenses	1,372	1,145	19.8
Underwriting (loss) income – Exchange(1)	$(104)	$11	NM	%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	73.2%	67.7%	5.5	pts.
Current accident year catastrophe loss ratio	7.3	2.3	5.0
Prior accident year loss ratio, including prior year catastrophe losses	(1.0)	0.6	(1.6)
Total loss and loss expense ratio	79.5	70.6	8.9
Policy acquisition and other underwriting expense ratio	28.8	28.4	0.4
Combined ratio	108.3%	99.0%	9.3	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 7.8% to $1.3 billion in the first quarter of 2014, from $1.2 billion in the first quarter of 2013, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.7% in the first quarter of 2014 as the result of continuing strong policyholder retention and a slight increase in new policies written, compared to an increase of 4.3% in the first quarter of 2013.  The year-over-year average premium per policy for all lines of business increased 4.2% at March 31, 2014, compared to 4.7% at March 31, 2013.  The combined impact of these increases was seen primarily in our renewal business premiums.

Premiums generated from new business remained relatively flat at $151 million, increasing only 0.2% in the first quarter of 2014, compared to an increase of 17.3% in the first quarter of 2013.  Underlying the trend in new business premiums was a 1.0% increase in new business policies written in the first quarter of 2014, compared to 14.6% in the first quarter of 2013, while the year-over-year average premium per policy on new business increased 1.0% at March 31, 2014, compared to 6.8% at March 31, 2013.

Premiums generated from renewal business increased 8.9% to $1.1 billion in the first quarter of 2014, compared to an increase of 9.1% to $1.0 billion in the first quarter of 2013.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention trends.  The renewal business year-over-year average premium per policy increased 4.7% at March 31, 2014, compared to 4.5% at March 31, 2013.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.6% at March 31, 2014 and December 31, 2013, and 91.0% at March 31, 2013.

Personal lines – Total personal lines premiums written increased 7.8% to $872 million in the first quarter of 2014, from $810 million in the first quarter of 2013, driven by an increase of 4.6% in the total personal lines policies in force and an increase of 3.8% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 5.3% in the first quarter of 2014, compared to 20.4% in the first quarter of 2013, driven by increases in new business policies written and average premium per policy.  Personal lines new business policies written increased 1.7% in the first quarter of 2014, compared to 16.9% in the first quarter of 2013, while the year-over-year average premium per policy on personal lines new business increased 4.8% at both March 31, 2014 and March 31, 2013.

•
Private passenger auto new business premiums written increased 7.6% in the first quarter of 2014, compared to 18.5% in the first quarter of 2013.  New business policies written for private passenger auto increased 4.0% in the first quarter of 2014, compared to 15.6% in the first quarter of 2013, while the new business year-over-year average premium per policy for private passenger auto increased 3.5% at March 31, 2014, compared to 3.6% at March 31, 2013.

•
Homeowners new business premiums written increased 0.7% in the first quarter of 2014, compared to 23.7% in the first quarter of 2013.  New business policies written for homeowners decreased 2.9% in the first quarter of 2014, compared to an increase of 17.4% in the first quarter of 2013.  The new business year-over-year average premium per policy for homeowners increased 5.5% at March 31, 2014, compared to 9.7% at March 31, 2013.

Renewal premiums written on personal lines increased 8.1% in the first quarter of 2014, compared to 7.1% in the first quarter of 2013, driven by increases in average premium per policy and steady policy retention trends.  The year-over-year average premium per policy on personal lines renewal business increased 3.7% at both March 31, 2014 and March 31, 2013.  The personal lines year-over-year policy retention ratio was 91.1% at March 31, 2014, 91.2% at December 31, 2013, and 91.6% at March 31, 2013.

•
Private passenger auto renewal premiums written increased 5.6% in the first quarter of 2014, compared to 4.3% in the first quarter of 2013.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.6% at March 31, 2014, compared to 1.2% at March 31, 2013.  The private passenger auto year-over-year policy retention ratio was 92.0% at March 31, 2014, 92.1% at December 31, 2013, and 92.2% at March 31, 2013.

•
Homeowners renewal premiums written increased 13.1% in both the first quarters of 2014 and 2013.  The year-over-year average premium per policy on homeowners renewal business increased 8.1% at March 31, 2014, compared to 8.9% at March 31, 2013.  The homeowners year-over-year policyholder retention ratio was 90.0% at March 31, 2014, 90.1% at December 31, 2013, and 90.8% at March 31, 2013.

Commercial lines – Total commercial lines premiums written increased 7.8% to $407 million in the first quarter of 2014, from $377 million in the first quarter of 2013, driven by a 4.9% increase in the total commercial lines policies in force and a 5.2% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines decreased 8.6% in the first quarter of 2014, compared to an increase of 12.0% in the first quarter of 2013, driven by decreases in new business policies written and average premium per policy.  The combined impact of these decreases was seen primarily in the commercial multi-peril and commercial auto lines of business.  Commercial lines new business policies written decreased 2.5% in the first quarter of 2014, compared to an increase of 5.2% in the first quarter of 2013, while the year-over-year average premium per policy on commercial lines new business decreased 1.3% at March 31, 2014, compared to an increase of 15.6% at March 31, 2013.

Renewal premiums for commercial lines increased 10.6% in the first quarter of 2014, compared to an increase of 13.9% in the first quarter of 2013, driven by increases in average premium per policy and steady policy retention trends.  The combined impact of these increases was seen primarily in the commercial multi-peril line of business, and to a lesser extent in the commercial auto and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 6.3% at March 31, 2014, compared to 5.5% at March 31, 2013.  The year-over-year policy retention ratio for commercial lines was 87.1% at March 31, 2014, and 86.7% at December 31, 2013 and March 31, 2013.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group. At March 31, 2014, we had over 2,150 agencies with over 10,650 licensed property and casualty representatives. The Property and Casualty Group plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee.  Our continued focus on underwriting discipline and the maturing of our pricing sophistication models have contributed to the Property and Casualty Group’s growth in new policies in force, steady policy retention ratios, and increased average premium per policy.

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 73.2% in the first quarter of 2014, compared to 67.7% in the first quarter of 2013. The higher ratio in the first three months of 2014 was driven primarily by a higher volume of non-catastrophe weather related claims resulting from more severe winter weather compared to the first three months of 2013.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $93 million in the first quarter of 2014, compared to $27 million in the first quarter of 2013, and contributed 7.3 points and 2.3 points, respectively, to the loss ratios. In the first quarter of 2014, catastrophe losses primarily included freezing, ice, snow, and wind storms that occurred in January and February in the state of Pennsylvania, and to lesser degrees in Maryland, North Carolina, and Ohio.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended March 31,
(in millions)	2014	2013
	(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(17)	$9
Assumed reinsurance business	8	(1)
Ceded reinsurance business	(4)	(1)
Total prior year loss development	$(13)	$7

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the first quarter of 2014, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $17 million that improved the combined ratio by 1.3 points, compared to adverse development of $9 million in the first quarter of 2013 that contributed 0.8 points to the combined ratio.

The favorable development in the first quarter of 2014 was primarily due to the workers compensation line of business, offset somewhat by adverse development in the commercial auto line of business. In the first quarter of 2013, the adverse development was primarily due to increased reserves related to two massive injury lifetime medical claims in the workers compensation line of business, offset by favorable development in the commercial multi-peril and homeowners lines of business resulting from better than expected severity trends on property claims.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed involuntary reinsurance business totaling $8 million in the first quarter of 2014, compared to favorable development of $1 million in the first quarter of 2013.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $4 million and $1 million in the first quarters of 2014 and 2013, respectively.  An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  In the first three months of 2014, the increase in ceded recoveries was primarily due to adverse development related to the business catastrophe liability, whereas the increase in the first three months of 2013 was primarily due to adverse development in the commercial multi-peril and workers compensation lines of business.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio increased 0.4 points to 28.8% in the first quarter of 2014, from 28.4% in the first quarter of 2013. The management fee rate was 25% for the periods ended March 31, 2014 and 2013.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  EFL plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible. A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended March 31,
(in millions)	2014	2013	% Change
	(Unaudited)
Individual and group life premiums, gross	$30	$29	4.1%
Reinsurance premiums – ceded	(10)	(10)	0.9
Individual and group life premiums, net	20	19	6.4
Other revenue	1	1	3.7
Total net policy revenue	21	20	6.4
Net investment income	24	23	1.5
Net realized gains on investments	5	3	72.0
Impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	0	0	NM
Total revenues	50	46	8.4
Benefits and other changes in policy reserves	28	26	6.4
Amortization of deferred policy acquisition costs	3	3	17.3
Other operating expenses	6	6	8.4
Total benefits and expenses	37	35	7.5
Income before taxes – Exchange(1)	$13	$11	11.0%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 4.1% to $30 million in the first quarter 2014, from $29 million in the first quarter of 2013.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $10 million in both the first quarters of 2014 and 2013.

Annuity and universal life premiums that are recorded as deposits totaled $16 million in both the first quarters of 2014 and 2013, respectively, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL's investment revenue increased in the first quarter of 2014, compared to the first quarter of 2013, due to an increase in net realized gains on investments, primarily as a result of the sales of two previously impaired preferred stock securities, and an increase in net investment income, primarily as a result of increased preferred stock dividends. See the “Investment Operations” segment discussion that follows for further information.

Benefits and expenses
In the first quarter of 2014, total benefits and expenses were primarily impacted by an increase in benefits and other changes in policy reserves as a result of an increase in death benefits compared to the first quarter of 2013.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2014	2013	% Change
Indemnity	(Unaudited)
Net investment income	$4	$4	18.0%
Net realized gains on investments	1	0	NM
Net impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	6	3	113.4
Net revenue from investment operations – Indemnity	$11	$7	73.0%
Exchange
Net investment income	$108	$102	5.5%
Net realized gains on investments	55	249	(77.7)
Net impairment losses recognized in earnings	0	0	(59.1)
Equity in earnings of limited partnerships	44	33	32.6
Net revenue from investment operations – Exchange(1)	$207	$384	(46.2)%
NM = not meaningful

(1)	The Exchange’s investment results for the first quarter of 2014 and 2013 include net investment revenues from EFL’s operations of $29 million and $26 million, respectively.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income was unchanged in the first quarter of 2014, compared to the first quarter of 2013, while the Exchange’s net investment income increased $6 million.  The increase in net investment income during the first quarter of 2014 for the Exchange was primarily due to higher dividend income from equity securities compared to the first quarter of 2013.

Net realized gains on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of $1 million in the first quarter of 2014, compared to net gains of less than $0.1 million in the first quarter of 2013, while the Exchange generated net realized gains of $55 million, compared to net gains of $249 million.

Net realized gains for Indemnity in the first quarter of 2014 primarily represented gains from the sale of equity securities. Net realized gains for the Exchange decreased in the first quarter of 2014 primarily due to lower realized gains from the sales of securities and decreases in fair value of common stocks recorded in the first quarter of 2014 compared to increases in the fair value of common stock recorded in the first quarter of 2013.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity were less than $0.1 million in the first quarter of 2014, compared to no net impairment losses in the first quarter of 2013.  Net impairment losses recorded in earnings for the Exchange were $0.2 million for the first quarter of 2014, compared to net impairment losses of $0.4 million for the first quarter of 2013.

Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships increased $3 million in the first quarter of 2014, compared to the first quarter of 2013, while the Exchange’s equity in earnings of limited partnerships increased $11 million.  The increase in earnings for both Indemnity and the Exchange during the first quarter of 2014 was due to higher earnings from private equity investments partially offset by lower earnings from mezzanine debt and real estate investments.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2014	2013
Indemnity	(Unaudited)
Securities sold:
Fixed maturities	$0	$0
Equity securities	1	0
Total net realized gains – Indemnity(1)	$1	$0
Exchange
Securities sold:
Fixed maturities	$5	$13
Equity securities	7	2
Common stock equity securities	67	90
Common stock (decreases) increases in fair value(2)	(24)	144
Total net realized gains – Exchange(1) (3)	$55	$249

(1)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(3)	The Exchange’s results for the first quarters of 2014 and 2013 include net realized gains from EFL’s operations of $5 million and $3 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2014	2013
Indemnity	(Unaudited)
Private equity	$4	$(1)
Mezzanine debt	0	1
Real estate	2	3
Total equity in earnings of limited partnerships – Indemnity	$6	$3
Exchange
Private equity	$27	$10
Mezzanine debt	6	7
Real estate	11	16
Total equity in earnings of limited partnerships – Exchange (1)	$44	$33

(1)	The Exchange’s results for the first quarter of 2014 and 2013 include equity in earnings of limited partnerships from EFL's operations of $0.3 million and $0.4 million, respectively.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2014 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2013.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	March 31, 2014	% to total	December 31, 2013	% to total
Indemnity	(Unaudited)
Fixed maturities	$502	74%	$526	73%
Equity securities:
Preferred stock	15	2	25	3
Common stock	20	3	25	3
Limited partnerships:
Private equity	62	9	62	9
Mezzanine debt	19	3	20	3
Real estate	64	9	64	9
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$683	100%	$723	100%
Exchange
Fixed maturities	$8,379	62%	$8,162	62%
Equity securities:
Preferred stock	656	5	621	5
Common stock	3,449	26	3,400	26
Limited partnerships:
Private equity	468	4	463	4
Mezzanine debt	170	1	172	1
Real estate	315	2	305	2
Life policy loans	17	0	17	0
Real estate mortgage loans	3	0	3	0
Total investments – Exchange	$13,457	100%	$13,143	100%
Total investments – Erie Insurance Group	$14,140		$13,866

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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the “Investment Operations” section contained within this report for further information.)  Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $240 million, or 48%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 18%, of the fixed maturity portfolio for the Exchange at March 31, 2014.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $7 million at March 31, 2014, compared to $5 million at December 31, 2013.  At March 31, 2014, the Exchange had net unrealized gains on fixed maturities of $296 million, compared to $234 million at December 31, 2013.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At March 31, 2014
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$5	$14	$0	$19
Communications	0	0	15	20	0	35
Consumer	0	0	10	22	0	32
Energy	0	5	7	14	0	26
Financial	0	8	60	56	0	124
Government-municipal	104	101	30	5	0	240
Industrial	0	0	1	5	0	6
Structured securities(2)	0	0	0	0	0	0
Technology	0	0	0	9	0	9
Utilities	0	0	4	7	0	11
Total – Indemnity	$104	$114	$132	$152	$0	$502
Exchange
Basic materials	$0	$0	$38	$200	$21	$259
Communications	0	0	229	316	21	566
Consumer	0	35	321	696	14	1,066
Diversified	0	0	15	0	0	15
Energy	7	56	144	469	9	685
Financial	1	153	1,027	1,553	115	2,849
Foreign government	0	10	5	0	0	15
Government-municipal	414	869	162	40	0	1,485
Government sponsored entity	0	38	0	0	0	38
Industrial	0	11	64	276	14	365
Structured securities(2)	47	164	42	25	3	281
Technology	0	33	58	90	0	181
U.S. Treasury	0	66	0	0	0	66
Utilities	0	3	122	352	31	508
Total – Exchange	$469	$1,438	$2,227	$4,017	$228	$8,379

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities, and residential mortgage-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	March 31, 2014		December 31, 2013
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	0	0	3	0
Financial	10	0	16	0
Funds (1)	0	20	0	25
Utilities	4	0	5	0
Total – Indemnity	$15	$20	$25	$25
Exchange
Basic materials	$0	$84	$0	$86
Communications	6	317	6	352
Consumer	16	983	6	968
Diversified	0	16	2	14
Energy	0	212	0	205
Financial	534	557	518	538
Funds (1)	0	483	0	479
Government	0	0	2	0
Industrial	0	460	0	457
Technology	1	267	0	240
Utilities	99	70	87	61
Total – Exchange	$656	$3,449	$621	$3,400

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $20 million for Indemnity and $196 million for the Exchange at March 31, 2014, and $25 million for Indemnity and $198 million for the Exchange at December 31, 2013. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was $0.3 million at March 31, 2014, compared to an unrealized loss of less than $0.1 million at December 31, 2013. The net unrealized gain on equity securities classified as available-for-sale for the Exchange was $39 million at March 31, 2014, compared to an unrealized gain of $26 million at December 31, 2013.

Our common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In the first quarter of 2014, investments in limited partnerships did not change meaningfully for Indemnity and the Exchange from the investment levels at December 31, 2013.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. During the first quarter, net distributions received from the partnerships were generally offset by partnership earnings.  Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the first quarter of 2014 reflect the partnership activity experienced in the fourth quarter of 2013.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At March 31, 2014	At December 31, 2013
Indemnity	(Unaudited)
Private equity	$62	$62
Mezzanine debt	19	20
Real estate	64	64
Total limited partnerships – Indemnity	$145	$146
Exchange
Private equity	$468	$463
Mezzanine debt	170	172
Real estate	315	305
Total limited partnerships – Exchange	$953	$940

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

	Property and Casualty Group
(in millions)	At March 31, 2014	At December 31, 2013
	(Unaudited)
Gross reserve liability(1):
Personal auto	$1,206	$1,217
Automobile massive injury	342	345
Homeowners	338	271
Workers compensation	594	604
Workers compensation massive injury	88	94
Commercial auto	384	371
Commercial multi-peril	629	587
All other lines of business	168	170
Assumed reinsurance	89	88
Gross reserves	3,838	3,747
Less: reinsurance recoverable	156	156
Net reserve liability — Exchange	$3,682	$3,591

(1)
Loss reserves are set at estimated ultimate costs, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $90 million at March 31, 2014 and $85 million at December 31, 2013.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 251 claimants requiring lifetime medical care, of which 95 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $282 million at March 31, 2014, which is net of $148 million of anticipated reinsurance recoverables, compared to $291 million at December 31, 2013, which is net of $148 million of anticipated reinsurance recoverables.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2014.

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the three months ended March 31:

(in millions)	Erie Insurance Group
	2014	2013
Net cash provided by operating activities	$54	$127
Net cash used in investing activities	(95)	(133)
Net cash used in financing activities	(32)	(6)
Net decrease in cash and cash equivalents	$(73)	$(12)

Net cash provided by operating activities totaled $54 million and $127 million for the first three months of 2014 and 2013, respectively.  Decreased cash from operating activities for the first three months of 2014 was driven primarily by increases in losses and loss expenses, other underwriting and acquisition costs, commissions and bonuses paid to agents, and income taxes paid, combined with a decrease in limited partnership distributions received. Offsetting this decrease in cash provided somewhat were increases in premiums collected by the Exchange, driven by the increase in premiums written, and net investment income received compared to the first three months of 2013.

At March 31, 2014, we recorded a net deferred tax liability of $0.2 million attributable to Indemnity and a net deferred tax liability of $492 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at March 31,

2014. In the first quarter of 2014, Indemnity received a tax refund of $1 million related to the 2006-2009 Internal Revenue Audit. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $95 million and $133 million for the first three months of 2014 and 2013, respectively.  Investing activities in the first three months of 2014 primarily included decreased cash used to purchase certain common stocks, combined with decreased cash generated from the sale of other common stocks, compared to the first three months of 2013.  At March 31, 2014, we had contractual commitments to invest up to $458 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $148 million, mezzanine debt securities was $199 million, and real estate activities was $111 million.

For a discussion of net cash used in financing activities, see the following section “Cash flow activities — Indemnity,” for the primary drivers of the financing cash flows related to the Indemnity shareholder interest.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the three months ended March 31:

(in millions)	Indemnity Shareholder Interest
	2014	2013
Net cash used in operating activities	$(9)	$(1)
Net cash provided by investing activities	44	45
Net cash used in financing activities	(40)	(15)
Net (decrease) increase in cash and cash equivalents	$(5)	$29

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash used in Indemnity’s operating activities totaled $9 million for the first three months of 2014, compared to $1 million for the first three months of 2013.  The slight increase in cash used in operating activities for the first three months of 2014 was primarily due to increased cash used for commissions paid to agents, general operating expenses, and salaries and wages, combined with a decrease in cash provided by limited partnership distributions. Offsetting this increase in cash used was an increase in management fee revenue received compared to the first three months of 2013. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $225 million in the first three months of 2014, compared to $197 million for the first three months of 2013, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity made a $15 million contribution to its pension plan in the first quarter of 2014, compared to $17 million in the first quarter of 2013.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 55% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.

At March 31, 2014, Indemnity recorded a net deferred tax liability of $0.2 million.  There was no deferred tax valuation allowance recorded at March 31, 2014. In the first quarter of 2014, Indemnity received a tax refund of $1 million related to the 2006-2009 Internal Revenue Audit.

Net cash provided by Indemnity’s investing activities totaled $44 million for the first three months of 2014, compared to $45 million for the first three months of 2013.  Indemnity’s first three months of 2014 investing activities primarily included increased cash generated from the sales of fixed maturity securities, offset somewhat by increased cash used to purchase other fixed maturity securities, compared to the first three months of 2013.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $28 million at March 31, 2014, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $12 million, mezzanine debt securities was $10 million, and real estate activities was $6 million.

Net cash used in Indemnity’s financing activities totaled $40 million for the first three months of 2014, compared to $15 million for the first three months of 2013.  The increase in cash used in financing activities for the first three months of 2014 was driven by a increase in the cash outlay for dividends paid to shareholders offset somewhat by a decrease in share repurchases. Dividends paid to shareholders totaled $30 million for the first three months of 2014, compared to no dividends paid for the first three months of 2013.  Normally, the regular quarterly dividend declared by the Board at its December meeting of the previous year is paid in January, as it was in 2014. In 2013 however, the payment of the regular dividend normally made in January was accelerated and paid in December 2012, due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. Additionally, Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2014, compared to 2013.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Indemnity repurchased 144,917 shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $10.2 million, based upon settlement date, in the first quarter of 2014.  In the first three months of 2013, shares repurchased under this program totaled 203,364 at a total cost of $14.6 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $26 million of repurchase authority remaining under this program at March 31, 2014, based upon trade date.

Additionally, in January 2014, we repurchased 2,800 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $201,411, or $71.93 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in January 2014. In January 2013, we repurchased 444 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $30,927, or $69.65 per share, to settle a payment due to a retired executive under our long-term incentive plan. These shares were delivered to the plan participant in January 2013.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $44 million at March 31, 2014, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $424 million at March 31, 2014.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of March 31, 2014, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of March 31, 2014. Bonds with a fair value of $113 million were pledged as collateral on the line at March 31, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios for Indemnity.  Indemnity was in compliance with its bank covenants at March 31, 2014.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $335 million at March 31, 2014, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $11.9 billion at March 31, 2014.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of March 31, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of March 31, 2014, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of March 31, 2014.  Bonds with a fair value of $335 million were pledged as collateral on the line at March 31, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange.  The Exchange was in compliance with its bank covenants at March 31, 2014.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the three months ended March 31, 2014 and 2013, Indemnity recognized interest income on the note of $0.4 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the three months ended March 31, 2014 and 2013, the Exchange recognized interest income on the note of $0.3 million.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to the property and casualty insurance losses and loss expense reserves, life insurance and annuity policy reserves, investment valuation, deferred acquisition costs related to life insurance and investment-type contracts, deferred taxes, and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2013 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2014.  See Item 1. “Financial Statements - Note 6. Fair Value,” contained within this report for additional information on our valuation of investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2013 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2014.

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2014.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. On December 19, 2013, the court granted Indemnity’s motion in part, holding that the Pennsylvania Insurance Holding Company Act “provides the [Pennsylvania Insurance] Department with special competence to address the subject matter of plaintiff’s claims” and referring “all issues” in the Sullivan lawsuit to the Pennsylvania Insurance Department (the “Department”) for “its views and any determination.” The court stayed all further proceedings and reserved decision on all other grounds for dismissal raised by Indemnity. Plaintiffs sought reconsideration of the court’s order, and on January 13, 2014, the court entered a revised order affirming its prior order and clarifying that the Department “shall decide any and all issues within its jurisdiction.” On January 30, 2014, Plaintiffs asked the court to certify its order to permit an immediate appeal to the Superior Court and to stay any proceedings in the Department pending completion of any appeal. On February 18, 2014, the court issued an order denying Plaintiffs’ motion. On March 20, 2014, Plaintiffs filed a petition for review with the Superior Court of Pennsylvania. Indemnity filed an answer to the petition on April 3, 2014. The Superior Court has not yet rendered a decision on Plaintiffs’ petition. The case is proceeding in the Department.

The Sullivan lawsuit is in its early stages. Indemnity believes that it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the lawsuit.

Federal Court Lawsuit Against Directors
On February 6, 2013, a lawsuit was filed in the United States District Court for the Western District of Pennsylvania, captioned Erie Insurance Exchange, an unincorporated association, by members Patricia R. Beltz, Joseph S. Sullivan and Anita Sullivan, and Patricia R. Beltz, on behalf of herself and others similarly situate v. Richard L. Stover; J. Ralph Borneman, Jr; Terrence W. Cavanaugh; Jonathan Hirt Hagen; Susan Hirt Hagen; Thomas B. Hagen; C. Scott Hartz; Claude C. Lilly, III; Lucian L. Morrison; Thomas W. Palmer; Martin P. Sheffield; Elizabeth H. Vorsheck; and Robert C. Wilburn (the “Beltz” lawsuit), by alleged policyholders of the Exchange who are also the plaintiffs in the Sullivan lawsuit. The individuals named as defendants in the Beltz lawsuit were the then-current Directors of Indemnity.

As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself. Indemnity filed a motion to intervene as a Party Defendant in the Beltz lawsuit in July 2013, and the Directors filed a motion to dismiss the lawsuit in August 2013. On February 10, 2014, the court entered an order granting Indemnity’s motion to intervene and permitting Indemnity to join the Directors’ motion to dismiss; granting in part the Directors’ motion to dismiss; referring the matter to the Department to decide any and all issues within its jurisdiction; denying all other relief sought in the Directors’ motion as moot; and dismissing the case without prejudice. To avoid duplicative proceedings and expedite the Department’s review, the Parties have stipulated that only the Sullivan action will proceed before the Department and any final and non-appealable determinations made by the Department in the Sullivan action will be applied to the Beltz action. On March 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Indemnity filed a motion to dismiss the appeal on April 3, 2014. The Court of Appeals for the Third Circuit has not yet rendered a decision on either Plaintiffs’ appeal or Indemnity’s motion to dismiss the appeal.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended March 31, 2014:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – 31, 2014	37,075	$71.47	34,275	$35
February 1 – 28, 2014	34,160	69.64	34,160	32
March 1 – 31, 2013	89,464	69.48	89,464	26
Total	160,699		157,899

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

Additionally, in January 2014, we repurchased 2,800 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $201,411, or $71.93 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in January 2014.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	First Amendment to Erie Indemnity Company Equity Compensation Plan effective January 1, 2014, dated March 10, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	May 1, 2014	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO