Form 10-Q
period 2014-06-30
ERIE INDEMNITY CO
filed 2014-07-31
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at July 18, 2014.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at July 18, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Premiums earned	$1,319	$1,215	$2,607	$2,390
Net investment income	111	104	220	207
Net realized investment gains	133	61	189	310
Net impairment losses recognized in earnings	0	(1)	0	(1)
Equity in earnings of limited partnerships	27	39	77	75
Other income	8	8	16	16
Total revenues	1,598	1,426	3,109	2,997
Benefits and expenses
Insurance losses and loss expenses	1,126	861	2,160	1,703
Policy acquisition and underwriting expenses	325	302	646	595
Total benefits and expenses	1,451	1,163	2,806	2,298
Income from operations before income taxes and noncontrolling interest	147	263	303	699
Provision for income taxes	44	86	91	232
Net income	$103	$177	$212	$467

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	54	133	117	386

Net income attributable to Indemnity	$49	$44	$95	$81

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$1.05	$0.95	$2.04	$1.73
Class A common stock – diluted	$0.94	$0.84	$1.82	$1.54
Class B common stock – basic and diluted	$158	$142	$307	$259

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,214,153	46,693,333	46,307,659	46,733,925
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,411,414	52,886,259	52,504,920	52,926,851
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.6350	$0.5925	$1.2700	$1.1850
Class B common stock	$95.2500	$88.8750	$190.5000	$177.7500

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 15. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$103	$177	$212	$467

Other comprehensive income (loss)
Change in unrealized holding gains (losses) on available-for-sale securities, net of tax (expense) benefit of $(37), $105, $(80), and $111 respectively	68	(194)	148	(206)
Reclassification adjustment for gross gains included in net income, net of tax benefit of $2, $2, $7, and $7, respectively	(3)	(3)	(11)	(13)
Other comprehensive income (loss)	65	(197)	137	(219)

Comprehensive income (loss)	$168	$(20)	$349	$248
Less: Comprehensive income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	118	(60)	250	172
Total comprehensive income – Indemnity	$50	$40	$99	$76

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $484 and $518, respectively)	$497	$526
Equity securities (cost of $25 and $50, respectively)	26	50
Limited partnerships (cost of $114 and $123, respectively)	141	146
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $8,149 and $7,801, respectively)	8,701	8,162
Equity securities (cost of $842 and $778, respectively)	914	819
Trading securities, at fair value (cost of $2,314 and $2,198, respectively)	3,377	3,202
Limited partnerships (cost of $754 and $790, respectively)	931	940
Other invested assets	20	20
Total investments	14,608	13,866

Cash and cash equivalents (Exchange portion of $237 and $403, respectively)	300	452
Premiums receivable from policyholders – Exchange	1,287	1,167
Reinsurance recoverable – Exchange	168	172
Deferred income taxes – Indemnity	1	2
Deferred acquisition costs – Exchange	579	566
Other assets (Exchange portion of $405 and $337, respectively)	517	451
Total assets	$17,460	$16,676

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$451	$476
Exchange liabilities
Losses and loss expense reserves	3,964	3,747
Life policy and deposit contract reserves	1,789	1,758
Unearned premiums	2,788	2,598
Deferred income taxes	557	450
Other liabilities	90	97
Total liabilities	9,639	9,126

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 and 46,461,125 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(55)	(59)
Retained earnings	1,938	1,902
Total contributed capital and retained earnings	1,901	1,861
Treasury stock, at cost, 22,110,132 and 21,838,075 shares, respectively	(1,146)	(1,127)
Total Indemnity shareholders’ equity	755	734

Noncontrolling interest in consolidated entity – Exchange	7,066	6,816
Total equity	7,821	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$17,460	$16,676

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities
Premiums collected	$2,679	$2,450
Net investment income received	235	222
Limited partnership distributions	64	79
Service agreement fee received	15	15
Commissions and bonuses paid to agents	(397)	(356)
Losses paid	(1,630)	(1,359)
Loss expenses paid	(251)	(227)
Other underwriting and acquisition costs paid	(372)	(345)
Income taxes paid	(98)	(149)
Net cash provided by operating activities	245	330

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,090)	(1,240)
Preferred stock	(168)	(54)
Common stock	(550)	(700)
Limited partnerships	(46)	(52)
Sales/maturities of investments:
Fixed maturity sales	371	330
Fixed maturity calls/maturities	413	617
Preferred stock	119	42
Common stock	565	654
Sale of and returns on limited partnerships	70	86
Net purchase of property and equipment	(17)	(19)
Net collections on agent loans	1	1
Net cash used in investing activities	(332)	(335)

Cash flows from financing activities
Annuity deposits and interest	45	47
Annuity surrenders and withdrawals	(39)	(39)
Universal life deposits and interest	14	12
Universal life surrenders	(6)	(5)
Purchase of treasury stock	(20)	(17)
Dividends paid to shareholders	(59)	(28)
Net cash used in financing activities	(65)	(30)

Net decrease in cash and cash equivalents	(152)	(35)
Cash and cash equivalents at beginning of period	452	400
Cash and cash equivalents at end of period	$300	$365

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014.

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

Pending accounting pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.  This guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Generally, investors in qualified affordable housing project investments expect to receive substantially all of their return through the receipt of tax credits and other tax benefits.  ASU No. 2014-01 allows for the recording of the investment performance net of taxes as a component of income tax expense to more fairly represent the economics of the investments and provide users with a better understanding of the returns from such investments.  The qualifications to make this accounting election were also made less restrictive.  ASU No. 2014-01 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  While we are currently evaluating whether to make the accounting election and whether the election would be made for early adoption, such election is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 clarifies the principles for recognizing revenue and provides a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts are not within the scope of this guidance. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. We do not expect the adoption of ASU No. 2014-09 related to the management fee and service agreement revenue to have a material impact on our consolidated financial statements.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended June 30,
	2014			2013
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$49	46,214,153	$1.05	$44	46,693,333	$0.95
Dilutive effect of stock-based awards	0	96,461	—	0	92,126	—
Assumed conversion of Class B shares	0	6,100,800	—	0	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$49	52,411,414	$0.94	$44	52,886,259	$0.84
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,542	$158	$0	2,542	$142

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Six months ended June 30,
	2014			2013
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$94	46,307,659	$2.04	$80	46,733,925	$1.73
Dilutive effect of stock-based awards	0	96,461	—	0	92,126	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$95	52,504,920	$1.82	$81	52,926,851	$1.54
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$1	2,542	$307	$1	2,542	$259

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At June 30, 2014, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the second quarters of 2014 and 2013, investment activities on life insurance related assets generated revenues of $24 million and $26 million, respectively, resulting in EFL reporting income before income taxes of $10 million and $13 million, respectively, before intercompany eliminations. For the six months ended June 30, 2014 and June 30, 2013, investment activities on life insurance related assets generated revenues of $53 million and $52 million, respectively, resulting in EFL reporting income before income taxes of $23 million and $24 million, respectively, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended June 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,298	$22		$(1)	$1,319
Net investment income				$116	(5)	111
Net realized investment gains				133		133
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				27		27
Management fee revenue	$366				(366)	—
Service agreement and other revenue	8		0			8
Total revenues	374	1,298	22	276	(372)	1,598
Cost of management operations	306				(306)	—
Insurance losses and loss expenses		1,101	27		(2)	1,126
Policy acquisition and underwriting expenses		380	9		(64)	325
Total benefits and expenses	306	1,481	36	—	(372)	1,451
Income (loss) before income taxes	68	(183)	(14)	276	—	147
Provision for income taxes	24	(64)	(5)	89	—	44
Net income (loss)	$44	$(119)	$(9)	$187	—	$103

	Erie Insurance Group
(in millions)	Three months ended June 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,196	$20		$(1)	$1,215
Net investment income				$107	(3)	104
Net realized investment gains				61		61
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				39		39
Management fee revenue	$336				(336)	—
Service agreement and other revenue	8		0			8
Total revenues	344	1,196	20	206	(340)	1,426
Cost of management operations	285				(285)	—
Insurance losses and loss expenses		837	26		(2)	861
Policy acquisition and underwriting expenses		348	7		(53)	302
Total benefits and expenses	285	1,185	33	—	(340)	1,163
Income (loss) before income taxes	59	11	(13)	206	—	263
Provision for income taxes	21	4	(5)	66	—	86
Net income (loss)	$38	$7	$(8)	$140	$—	$177

	Erie Insurance Group
(in millions)	Six months ended June 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,566	$42		$(1)	$2,607
Net investment income				$228	(8)	220
Net realized investment gains				189		189
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				77		77
Management fee revenue	$685				(685)	—
Service agreement and other revenue	15		1			16
Total revenues	700	2,566	43	494	(694)	3,109
Cost of management operations	574				(574)	—
Insurance losses and loss expenses		2,108	55		(3)	2,160
Policy acquisition and underwriting expenses		745	18		(117)	646
Total benefits and expenses	574	2,853	73	—	(694)	2,806
Income (loss) before income taxes	126	(287)	(30)	494	—	303
Provision for income taxes	44	(100)	(11)	158	—	91
Net income (loss)	$82	$(187)	$(19)	$336	$—	$212

	Erie Insurance Group
(in millions)	Six months ended June 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,352	$39		$(1)	$2,390
Net investment income				$213	(6)	207
Net realized investment gains				310		310
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				75		75
Management fee revenue	$632				(632)	—
Service agreement and other revenue	15		1			16
Total revenues	647	2,352	40	597	(639)	2,997
Cost of management operations	539				(539)	—
Insurance losses and loss expenses		1,654	52		(3)	1,703
Policy acquisition and underwriting expenses		676	16		(97)	595
Total benefits and expenses	539	2,330	68	—	(639)	2,298
Income (loss) before income taxes	108	22	(28)	597	—	699
Provision for income taxes	38	8	(10)	196	—	232
Net income (loss)	$70	$14	$(18)	$401	$—	$467

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at June 30, 2014:

	Erie Insurance Group
	June 30, 2014
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$241	$0	$241	$0
Corporate debt securities	256	0	255	1
Collateralized debt obligations	0	0	0	0
Total fixed maturities	497	0	496	1
Nonredeemable preferred stock	14	2	12	0
Common stock	12	12	0	0
Total available-for-sale securities	523	14	508	1
Other investments (1)	18	0	0	18
Total – Indemnity	$541	$14	$508	$19
Exchange
Available-for-sale securities:
U.S. treasury	$31	$0	$31	$0
Government sponsored enterprises	4	0	4	0
States & political subdivisions	1,519	0	1,519	0
Foreign government securities	15	0	15	0
Corporate debt securities	6,866	0	6,841	25
Residential mortgage-backed securities	146	0	146	0
Commercial mortgage-backed securities	34	0	34	0
Collateralized debt obligations	14	0	14	0
Other debt securities	72	0	72	0
Total fixed maturities	8,701	0	8,676	25
Nonredeemable preferred stock	717	303	413	1
Common stock	197	197	0	0
Total available-for-sale securities	9,615	500	9,089	26
Trading securities:
Common stock	3,377	3,362	0	15
Total trading securities	3,377	3,362	0	15
Other investments (1)	102	0	0	102
Total – Exchange	$13,094	$3,862	$9,089	$143
Total – Erie Insurance Group	$13,635	$3,876	$9,597	$162

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of June 30, 2014. During the six months ended June 30, 2014, Indemnity made no contributions and received distributions totaling $1.8 million, and the Exchange made no contributions and received distributions totaling $6.9 million for these investments. As of June 30, 2014, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at March 31, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	0	0	0	0	0	0	0
Total fixed maturities	1	0	0	0	0	0	1
Total available-for-sale securities	1	0	0	0	0	0	1
Other investments	18	1	0	0	(1)	0	18
Total Level 3 assets – Indemnity	$19	$1	$0	$0	$(1)	$0	$19
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$0	$0	$(1)	$0	$25
Collateralized debt obligations	0	0	0	0	0	0	0
Total fixed maturities	26	0	0	0	(1)	0	25
Nonredeemable preferred stock	1	0	0	0	0	0	1
Total available-for-sale securities	27	0	0	0	(1)	0	26
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	6	0	0	(2)	0	102
Total Level 3 assets – Exchange	$140	$6	$0	$0	$(3)	$0	$143
Total Level 3 assets – Erie Insurance Group	$159	$7	$0	$0	$(4)	$0	$162

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $7 million included in equity in earnings of limited partnerships for the three months ended June 30, 2014 on Level 3 securities.

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

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended June 30, 2014.

For the Exchange, Level 1 to Level 2 transfers totaled $11 million due to trading activity levels for one preferred stock holding, and there were no transfers from Level 2 to Level 1 or between Level 2 and Level 3 for the three months ended June 30, 2014.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	1	0	0	0	(1)	0	0
Total fixed maturities	2	0	0	0	(1)	0	1
Total available-for-sale securities	2	0	0	0	(1)	0	1
Other investments	18	2	0	0	(2)	0	18
Total Level 3 assets – Indemnity	$20	$2	$0	$0	$(3)	$0	$19
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$0	$0	$(1)	$0	$25
Collateralized debt obligations	5	1	(1)	0	(3)	(2)	0
Total fixed maturities	31	1	(1)	0	(4)	(2)	25
Nonredeemable preferred stock	0	0	0	1	0	0	1
Total available-for-sale securities	31	1	(1)	1	(4)	(2)	26
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	11	0	0	(7)	0	102
Total Level 3 assets – Exchange	$144	$12	$(1)	$1	$(11)	$(2)	$143
Total Level 3 assets – Erie Insurance Group	$164	$14	$(1)	$1	$(14)	$(2)	$162

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $1 million included in net realized investment gains (losses) and $13 million included in equity in earnings of limited partnerships for the six months ended June 30, 2014 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the six months ended June 30, 2014.

For the Exchange, Level 1 to Level 2 transfers totaled $14 million due to trading activity levels for two preferred stock holdings, and there were no transfers from Level 2 to Level 1 for the six months ended June 30, 2014. There were no Level 2 to Level 3 transfers, and Level 3 to Level 2 transfers totaled $2 million for one fixed maturity holding as a result of using observable market data to determine the fair value at June 30, 2014.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	June 30, 2014
(dollars in millions)	Fair value	No. of holdings	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities (1)	$1	1	Market approach	Non-binding broker quote	114
Collateralized debt obligations (2)	0	1	Income approach	Projected maturity date	Dec 2014
				Repayment at maturity	1%
				Discount rate	15%
Other investments (4)	18	2
Total Level 3 assets – Indemnity	$19	4

Exchange
Corporate debt securities (1)(3)	$25	7	Market approach	Non-binding broker quote	109-117	111
				Comparable transaction EBITDA multiples	8.0 - 12.1x	8.0x
				Comparable security yield	6%
Collateralized debt obligations (2)	0	2	Income approach	Projected maturity date	Dec 2014 - Oct 2035
				Repayment at maturity	1 - 100%	64%
				Discount rate	15 - 18%	17%

Nonredeemable preferred stock (5)	1	1	Market approach	Comparable company price-to-sales ratio	12.0 - 22.0x	19.0x
Common stock (3)	15	4	Market approach	Comparable transaction EBITDA multiples	8.0 - 12.1x	8.0x
				Discount for lack of marketability	5 - 30%	10%
Other investments (4)	102	4
Total Level 3 assets – Exchange	$143	18
Total Level 3 assets – Erie Insurance Group	$162	22

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

(5)
Nonredeemable preferred stock - The unobservable input used in the fair value measurement of a private nonredeemable preferred stock security is the price to sales ratio for comparable publicly traded companies.

Securities valued using unobservable inputs shown above totaled $162 million at June 30, 2014. In total, Level 3 assets represent less than 1.2% of the total assets measured at fair value on a recurring basis for the Erie Insurance Group.

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at March 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at June 30, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	2	0	0	0	(1)	0	1
Total fixed maturities	3	0	0	0	(1)	0	2
Total available-for-sale securities	3	0	0	0	(1)	0	2
Other investments	20	0	0	0	0	0	20
Total Level 3 assets – Indemnity	$23	$0	$0	$0	$(1)	$0	$22
Exchange
Available-for-sale securities:
Corporate debt securities	58	0	(1)	1	(2)	(23)	33
Commercial mortgage-backed securities	5	0	0	0	(1)	0	4
Collateralized debt obligations	14	1	(1)	0	(2)	0	12
Total fixed maturities	77	1	(2)	1	(5)	(23)	49
Nonredeemable preferred stock	12	2	(1)	0	(6)	0	7
Total available-for-sale securities	89	3	(3)	1	(11)	(23)	56
Trading securities:
Common stock	7	0	0	0	0	0	7
Total trading securities	7	0	0	0	0	0	7
Other investments	112	2	0	0	(1)	0	113
Total Level 3 assets – Exchange	$208	$5	$(3)	$1	$(12)	$(23)	$176
Total Level 3 assets – Erie Insurance Group	$231	$5	$(3)	$1	$(13)	$(23)	$198

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

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $(2) million of losses included in net realized investment (losses) and $8 million included in equity in earnings of limited partnerships for the six months ended June 30, 2013 on Level 3 securities.

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

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at June 30, 2014:

	Erie Insurance Group
(in millions)	June 30, 2014
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$496	$0	$496	$0
Priced via market comparables/broker quotes (1)	1	0	0	1
Priced via internal modeling	0	0	0	0
Total fixed maturities	497	0	496	1
Nonredeemable preferred stock:
Priced via pricing services	12	2	10	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Total nonredeemable preferred stock	14	2	12	0
Common stock:
Priced via pricing services	12	12	0	0
Total common stock	12	12	0	0
Other investments:
Priced via unobservable inputs (2)	18	0	0	18
Total other investments	18	0	0	18
Total – Indemnity	$541	$14	$508	$19
Exchange
Fixed maturities:
Priced via pricing services	$8,646	$0	$8,646	$0
Priced via market comparables/broker quotes (1)	48	0	30	18
Priced via internal modeling	7	0	0	7
Total fixed maturities	8,701	0	8,676	25
Nonredeemable preferred stock:
Priced via pricing services	679	303	376	0
Priced via market comparables/broker quotes (1)	37	0	37	0
Priced via internal modeling	1	0	0	1
Total nonredeemable preferred stock	717	303	413	1
Common stock:
Priced via pricing services	3,559	3,559	0	0
Priced via internal modeling	15	0	0	15
Total common stock	3,574	3,559	0	15
Other investments:
Priced via unobservable inputs (2)	102	0	0	102
Total other investments	102	0	0	102
Total – Exchange	$13,094	$3,862	$9,089	$143
Total – Erie Insurance Group	$13,635	$3,876	$9,597	$162

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2014.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at June 30, 2014:

	Erie Insurance Group
	June 30, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$230	$11	$0	$241
Corporate debt securities	254	2	0	256
Collateralized debt obligations	0	0	0	0
Total fixed maturities	484	13	0	497
Nonredeemable preferred stock	12	2	0	14
Common stock	13	0	1	12
Total available-for-sale securities – Indemnity	$509	$15	$1	$523
Exchange
Available-for-sale securities:
U.S. treasury	$31	$0	$0	$31
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,438	83	2	1,519
Foreign government securities	15	0	0	15
Corporate debt securities	6,409	465	8	6,866
Residential mortgage-backed securities	145	3	2	146
Commercial mortgage-backed securities	32	2	0	34
Collateralized debt obligations	7	7	0	14
Other debt securities	69	3	0	72
Total fixed maturities	8,149	564	12	8,701
Nonredeemable preferred stock	646	73	2	717
Common stock	196	2	1	197
Total available-for-sale securities – Exchange	$8,991	$639	$15	$9,615
Total available-for-sale securities – Erie Insurance Group	$9,500	$654	$16	$10,138

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2013:

	Erie Insurance Group
	December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$237	$7	$1	$243
Corporate debt securities	280	2	0	282
Collateralized debt obligations	1	0	0	1
Total fixed maturities	518	9	1	526
Nonredeemable preferred stock	24	2	1	25
Common stock	26	0	1	25
Total available-for-sale securities – Indemnity	$568	$11	$3	$576
Exchange
Available-for-sale securities:
U.S. government & agencies	$171	$1	$0	$172
States & political subdivisions	1,430	55	15	1,470
Foreign government securities	15	0	0	15
Corporate debt securities	5,902	354	45	6,211
Residential mortgage-backed securities	157	3	4	156
Commercial mortgage-backed securities	45	2	0	47
Collateralized debt obligations	8	8	0	16
Other debt securities	73	3	1	75
Total fixed maturities	7,801	426	65	8,162
Nonredeemable preferred stock	577	55	11	621
Common stock	201	0	3	198
Total available-for-sale securities – Exchange	$8,579	$481	$79	$8,981
Total available-for-sale securities – Erie Insurance Group	$9,147	$492	$82	$9,557

The amortized cost and estimated fair value of fixed maturities at June 30, 2014 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	June 30, 2014
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$69	$69
Due after one year through five years	229	232
Due after five years through ten years	113	118
Due after ten years	73	78
Total fixed maturities – Indemnity	$484	$497
Exchange
Due in one year or less	377	384
Due after one year through five years	3,155	3,365
Due after five years through ten years	3,094	3,303
Due after ten years	1,523	1,649
Total fixed maturities – Exchange	$8,149	$8,701
Total fixed maturities – Erie Insurance Group	$8,633	$9,198

Available-for-sale securities in a gross unrealized loss position at June 30, 2014 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	June 30, 2014
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$3	$0	$7	$0	$10	$0	4
Corporate debt securities	49	0	6	0	55	0	172
Total fixed maturities	52	0	13	0	65	0	176
Nonredeemable preferred stock	0	0	2	0	2	0	2
Common stock	0	0	12	1	12	1	1
Total available-for-sale securities – Indemnity	$52	$0	$27	$1	$79	$1	179
Quality breakdown of fixed maturities:
Investment grade	$11	$0	$13	$0	$24	$0	7
Non-investment grade	41	0	0	0	41	0	169
Total fixed maturities – Indemnity	$52	$0	$13	$0	$65	$0	176
Exchange
Available-for-sale securities:
U.S. treasury	$0	$0	$0	$0	$0	$0	1
States & political subdivisions	38	0	111	2	149	2	36
Foreign government securities	0	0	5	0	5	0	1
Corporate debt securities	312	2	279	6	591	8	376
Residential mortgage-backed securities	15	0	51	2	66	2	12
Commercial mortgage-backed securities	1	0	0	0	1	0	1
Other debt securities	4	0	7	0	11	0	3
Total fixed maturities	370	2	453	10	823	12	430
Nonredeemable preferred stock	42	0	40	2	82	2	14
Common stock	0	0	131	1	131	1	2
Total available-for-sale securities – Exchange	$412	$2	$624	$13	$1,036	$15	446
Quality breakdown of fixed maturities:
Investment grade	$203	$1	$429	$9	$632	$10	131
Non-investment grade	167	1	24	1	191	2	299
Total fixed maturities – Exchange	$370	$2	$453	$10	$823	$12	430

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Indemnity
Fixed maturities	$3	$3	$6	$6
Equity securities	0	0	1	1
Cash equivalents and other	1	1	1	1
Total investment income	4	4	8	8
Less: investment expenses	0	1	0	1
Investment income, net of expenses – Indemnity	$4	$3	$8	$7
Exchange
Fixed maturities	$85	$83	$171	$166
Equity securities	30	27	59	51
Cash equivalents and other	1	0	1	0
Total investment income	116	110	231	217
Less: investment expenses	9	9	19	17
Investment income, net of expenses – Exchange	$107	$101	$212	$200
Investment income, net of expenses – Erie Insurance Group	$111	$104	$220	$207

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$0	$0	$0
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	0
Equity securities:
Gross realized gains	0	0	1	0
Gross realized losses	0	0	0	0
Net realized gains	0	0	1	0
Net realized investment gains – Indemnity	$0	$0	$1	$0
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$4	$7	$10	$22
Gross realized losses	0	(3)	(1)	(5)
Net realized gains	4	4	9	17
Equity securities:
Gross realized gains	2	2	10	4
Gross realized losses	(1)	0	(2)	0
Net realized gains	1	2	8	4
Trading securities:
Common stock:
Gross realized gains	52	54	122	156
Gross realized losses	(7)	(3)	(10)	(15)
Increases in fair value(1)	83	4	59	148
Net realized gains	128	55	171	289
Net realized investment gains – Exchange	$133	$61	$188	$310
Net realized investment gains – Erie Insurance Group	$133	$61	$189	$310

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
Net impairment losses recorded in earnings for Indemnity were $0.1 million for the second quarter and six months ended June 30, 2014 and June 30, 2013. Net impairment losses recorded in earnings for the Exchange were $0.1 million for the second quarter and $0.3 million for the six months ended June 30, 2014, compared to net impairment losses of $1 million for the second quarter and the six months ended June 30, 2013.

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through June 30, 2014 are comprised of partnership financial results for the fourth quarter of 2013 and first quarter of 2014.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2014.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in millions)	Erie Insurance Group
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$2	$5	$7	$7
Change in fair value of limited partnerships accounted for under the fair value option	1	0	2	1
Equity in earnings of limited partnerships – Indemnity	$3	$5	$9	$8
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$18	$31	$57	$60
Change in fair value of limited partnerships accounted for under the fair value option	6	3	11	7
Equity in earnings of limited partnerships – Exchange	$24	$34	$68	$67
Equity in earnings of limited partnerships – Erie Insurance Group	$27	$39	$77	$75

We have provided summarized financial information in the following tables for the six months ended June 30, 2014 and for the year ended December 31, 2013.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2014 include partnership financial results for the fourth quarter of 2013 and the first quarter of 2014.

	Erie Insurance Group
	As of and for the six months ended June 30, 2014
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	24	$39	$(3)	$4
Greater than or equal to 10% but less than 50%	3	19	3	0
Greater than 50%	0	0	0	0
Total private equity	27	58	0	4
Mezzanine debt:
Less than 10%	11	12	0	1
Greater than or equal to 10% but less than 50%	3	6	0	0
Greater than 50%	1	0	0	0
Total mezzanine debt	15	18	0	1
Real estate:
Less than 10%	11	44	2	1
Greater than or equal to 10% but less than 50%	3	15	1	0
Greater than 50%	2	6	0	0
Total real estate	16	65	3	1
Total limited partnerships – Indemnity	58	$141	$3	$6
Exchange
Private equity:
Less than 10%	42	$368	$(7)	$24
Greater than or equal to 10% but less than 50%	3	80	15	1
Greater than 50%	0	0	0	0
Total private equity	45	448	8	25
Mezzanine debt:
Less than 10%	20	113	1	9
Greater than or equal to 10% but less than 50%	4	23	(2)	2
Greater than 50%	3	31	0	1
Total mezzanine debt	27	167	(1)	12
Real estate:
Less than 10%	20	215	8	10
Greater than or equal to 10% but less than 50%	6	77	3	1
Greater than 50%	2	24	(14)	16
Total real estate	28	316	(3)	27
Total limited partnerships – Exchange	100	$931	$4	$64
Total limited partnerships – Erie Insurance Group		$1,072	$7	$70

Per the limited partnership financial statements, total partnership assets were $47 billion and total partnership liabilities were $4 billion at June 30, 2014 (as recorded in the March 31, 2014 limited partnership financial statements).  For the six months period comparable to that presented in the preceding table (fourth quarter of 2013 and first quarter of 2014), total partnership valuation adjustment gains were $0.5 billion and total partnership net income was $3 billion.

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

Note 8.  Bank Line of Credit

As of June 30, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of June 30, 2014, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of June 30, 2014.  Bonds with a fair value of $113 million were pledged as collateral on the line at June 30, 2014.

As of June 30, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of June 30, 2014, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of June 30, 2014.  Bonds with a fair value of $331 million were pledged as collateral on the line at June 30, 2014.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of June 30, 2014.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at June 30, 2014.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At June 30, 2014, we recorded a net deferred tax liability of $556 million on our Consolidated Statements of Financial Position.  Of this amount, $1 million is a net deferred tax asset attributable to Indemnity and $557 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2014.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries and a contingent liability, $26 million at June 30, 2014, exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost for benefits earned	$5	$6	$11	$13
Interest cost on benefits obligation	7	7	14	13
Expected return on plan assets	(8)	(7)	(16)	(15)
Prior service cost amortization	1	1	1	1
Net actuarial loss amortization	1	3	3	7
Pension plan cost (1)	$6	$10	$13	$19

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no conversions of Class B shares to Class A shares during the six months ended June 30, 2014 and the year ended December 31, 2013. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $18 million of repurchase authority remaining under this program at June 30, 2014.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the six months ended June 30, 2014:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2013	$6	$(65)	$(59)
Other comprehensive income before reclassifications, net of tax	5	0	5
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	(1)	0	(1)
Net current period other comprehensive income, net of tax	4	0	4
Balance at June 30, 2014	$10	$(65)	$(55)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the three and six months ended June 30, 2014:

	Erie Insurance Group
	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$5	$18
Net impairment losses recognized in earnings	0	0
Income from operations before income taxes and noncontrolling interest	5	18
Provision for income taxes	2	7
Net income	3	11
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	3	10
Net income attributable to Indemnity	$0	$1

Amortization of postretirement plan items(2):
Net income attributable to Indemnity	$0	$0

Net income attributable to Indemnity	$0	$1

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2013 and for the six months ended June 30, 2014:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2012	$642	$6,149	$6,791
Net income	163	885	1,048
Change in other comprehensive income (loss), net of tax	74	(218)	(144)
Net purchase of treasury stock	(32)	—	(32)
Dividends declared:
Class A $2.4125 per share	(112)	—	(112)
Class B $361.875 per share	(1)	—	(1)
Balance at December 31, 2013	$734	$6,816	$7,550
Net income	95	117	212
Change in other comprehensive income, net of tax	4	133	137
Net purchase of treasury stock	(19)	—	(19)
Dividends declared:
Class A $1.27 per share	(59)	—	(59)
Class B $190.50 per share	0	—	0
Balance at June 30, 2014	$755	$7,066	$7,821

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $26 million related to its limited partnership investments at June 30, 2014.  These commitments are split among private equity securities of $11 million, mezzanine debt securities of $9 million, and real estate activities of $6 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $445 million related to its limited partnership investments at June 30, 2014.  These commitments are split among private equity securities of $146 million, mezzanine debt securities of $173 million, and real estate activities of $126 million.  These commitments will be funded as required by the partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At June 30, 2014
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$497	$8,701	$—	$9,198
Equity securities	26	914	—	940
Trading securities, at fair value	—	3,377	—	3,377
Limited partnerships	141	931	—	1,072
Other invested assets	1	20	—	21
Total investments	665	13,943	—	14,608
Cash and cash equivalents	63	237	—	300
Premiums receivable from policyholders	—	1,287	—	1,287
Reinsurance recoverable	—	168	—	168
Deferred income tax asset	1	0	—	1
Deferred acquisition costs	—	579	—	579
Other assets	112	405	—	517
Receivables from the Exchange and other affiliates	339	—	(339)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,205	$16,619	$(364)	$17,460
Liabilities
Losses and loss expense reserves	$—	$3,964	$—	$3,964
Life policy and deposit contract reserves	—	1,789	—	1,789
Unearned premiums	—	2,788	—	2,788
Deferred income tax liability	0	557	—	557
Other liabilities	450	455	(364)	541
Total liabilities	450	9,553	(364)	9,639
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	755	—	—	755
Noncontrolling interest in consolidated entity – Exchange	—	7,066	—	7,066
Total equity	755	7,066	—	7,821
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,205	$16,619	$(364)	$17,460

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2013
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$526	$8,162	$—	$8,688
Equity securities	50	819	—	869
Trading securities, at fair value	—	3,202	—	3,202
Limited partnerships	146	940	—	1,086
Other invested assets	1	20	—	21
Total investments	723	13,143	—	13,866
Cash and cash equivalents	49	403	—	452
Premiums receivable from policyholders	—	1,167	—	1,167
Reinsurance recoverable	—	172	—	172
Deferred income tax asset	2	0	—	2
Deferred acquisition costs	—	566	—	566
Other assets	114	337	—	451
Receivables from the Exchange and other affiliates	300	—	(300)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,213	$15,788	$(325)	$16,676
Liabilities
Losses and loss expense reserves	$—	$3,747	$—	$3,747
Life policy and deposit contract reserves	—	1,758	—	1,758
Unearned premiums	—	2,598	—	2,598
Deferred income tax liability	0	450	—	450
Other liabilities	479	419	(325)	573
Total liabilities	479	8,972	(325)	9,126
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	734	—	—	734
Noncontrolling interest in consolidated entity – Exchange	—	6,816	—	6,816
Total equity	734	6,816	—	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,213	$15,788	$(325)	$16,676

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $335 million and $296 million at June 30, 2014 and December 31, 2013, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $4 million at June 30, 2014 and December 31, 2013.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For each of the six months ended June 30, 2014 and 2013, Indemnity recognized interest income on the note of $0.8 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Management operations:
Management fee revenue, net	$366	$336	$685	$632
Service agreement revenue	8	8	15	15
Total revenue from management operations	374	344	700	647
Cost of management operations	306	285	574	539
Income from management operations before taxes	68	59	126	108
Investment operations:
Net investment income	4	3	8	7
Net realized gains on investments	0	0	1	0
Net impairment losses recognized in earnings	0	0	0	0
Equity in earnings of limited partnerships	3	5	9	8
Income from investment operations before taxes	7	8	18	15
Income from operations before income taxes	75	67	144	123
Provision for income taxes	26	23	49	42
Net income attributable to Indemnity	$49	$44	$95	$81

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Six months ended June 30,
	2014	2013
Management fee received	$659	$604
Service agreement fee received	15	15
Net investment income received	11	11
Limited partnership distributions	8	12
Decrease in reimbursements collected from affiliates	(13)	0
Commissions and bonuses paid to agents	(397)	(356)
Salaries and wages paid	(80)	(76)
Pension contribution and employee benefits paid	(29)	(28)
General operating expenses paid	(94)	(83)
Income taxes paid	(44)	(42)
Net cash provided by operating activities	36	57
Net cash provided by investing activities	57	15
Net cash used in financing activities	(79)	(45)
Net increase in cash and cash equivalents	14	27
Cash and cash equivalents at beginning of period	49	12
Cash and cash equivalents at end of period	$63	$39

Note 16.  Subsequent Events

No items were identified in the period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three months ended June 30,

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Management operations:
Management fee revenue, net	$366	$336	$—	$—	$(366)	$(336)	$—	$—
Service agreement revenue	8	8	—	—	—	—	8	8
Total revenue from management operations	374	344	—	—	(366)	(336)	8	8
Cost of management operations	306	285	—	—	(306)	(285)	—	—
Income from management operations before taxes	68	59	—	—	(60)	(51)	8	8
Property and casualty insurance operations:
Net premiums earned	—	—	1,298	1,196	—	—	1,298	1,196
Losses and loss expenses	—	—	1,101	837	(2)	(2)	1,099	835
Policy acquisition and underwriting expenses	—	—	380	348	(64)	(53)	316	295
(Loss) income from property and casualty insurance operations before taxes	—	—	(183)	11	66	55	(117)	66
Life insurance operations:(1)
Total revenue	—	—	46	46	(1)	(1)	45	45
Total benefits and expenses	—	—	36	33	0	0	36	33
Income from life insurance operations before taxes	—	—	10	13	(1)	(1)	9	12
Investment operations:(1)
Net investment income	4	3	89	81	(5)	(3)	88	81
Net realized gains on investments	0	0	133	58	—	—	133	58
Net impairment losses recognized in earnings	0	0	0	0	—	—	0	0
Equity in earnings of limited partnerships	3	5	23	33	—	—	26	38
Income from investment operations before taxes	7	8	245	172	(5)	(3)	247	177
Income from operations before income taxes and noncontrolling interest	75	67	72	196	—	—	147	263
Provision for income taxes	26	23	18	63	—	—	44	86
Net income	$49	$44	$54	$133	$—	$—	$103	$177

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

Net income in the second quarter of 2014 was primarily impacted by the losses experienced in our property and casualty insurance operations, compared to gains in the second quarter of 2013, offset somewhat by improved results in our investment operations.

Losses from the Exchange’s property and casualty insurance operations increased in the second quarter of 2014 due to an increase in catastrophe losses. The Exchange’s property and casualty insurance operations experienced a 8.7% increase in earned premium in the second quarter of 2014, driven by increases in policies in force and the average premium per policy.

Our investment operations generated higher levels of net realized gains on investments, primarily due to larger increases in fair value of common stocks in the second quarter of 2014, compared to the second quarter of 2013, and a slight increase in net investment income, offset somewhat by a slight decrease in equity in earnings of limited partnerships.

Six months ended June 30,

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Management operations:
Management fee revenue, net	$685	$632	$—	$—	$(685)	$(632)	$—	$—
Service agreement revenue	15	15	—	—	—	—	15	15
Total revenue from management operations	700	647	—	—	(685)	(632)	15	15
Cost of management operations	574	539	—	—	(574)	(539)	—	—
Income from management operations before taxes	126	108	—	—	(111)	(93)	15	15
Property and casualty insurance operations:
Net premiums earned	—	—	2,566	2,352	—	—	2,566	2,352
Losses and loss expenses	—	—	2,108	1,654	(3)	(3)	2,105	1,651
Policy acquisition and underwriting expenses	—	—	745	676	(117)	(97)	628	579
(Loss) income from property and casualty insurance operations before taxes	—	—	(287)	22	120	100	(167)	122
Life insurance operations:(1)
Total revenue	—	—	96	92	(1)	(1)	95	91
Total benefits and expenses	—	—	73	68	0	0	73	68
Income from life insurance operations before taxes	—	—	23	24	(1)	(1)	22	23
Investment operations:(1)
Net investment income	8	7	173	160	(8)	(6)	173	161
Net realized gains on investments	1	0	183	304	—	—	184	304
Net impairment losses recognized in earnings	0	0	0	0	—	—	0	0
Equity in earnings of limited partnerships	9	8	67	66	—	—	76	74
Income from investment operations before taxes	18	15	423	530	(8)	(6)	433	539
Income from operations before income taxes and noncontrolling interest	144	123	159	576	—	—	303	699
Provision for income taxes	49	42	42	190	—	—	91	232
Net income	$95	$81	$117	$386	$—	$—	$212	$467

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

Net income in the first six months of 2014 was primarily impacted by the losses experienced in our property and casualty insurance operations, compared to gains in the first six months of 2013, and generating lower earnings from our investment operations.

Losses from the Exchange’s property and casualty insurance operations increased in the first six months of 2014 due to an increase in catastrophe losses and a higher volume of non-catastrophe weather related claims. The Exchange’s property and casualty insurance operations experienced a 9.1% increase in earned premium in the first six months of 2014, driven by increases in policies in force and the average premium per policy.

Our investment operations generated lower levels of net realized gains on investments, primarily due to lower increases in fair value of common stocks and lower realized gains from sales of common stock recorded in the first six months of 2014, compared to the first six months of 2013, offset somewhat by a slight increase in net investment income.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$49	$44	$94	$81
Net realized gains and impairments on investments	0	0	1	0
Income tax expense	0	0	0	0
Realized gains and impairments, net of income taxes	0	0	1	0
Net income attributable to Indemnity	$49	$44	$95	$81

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.94	$0.84	$1.81	$1.54
Net realized gains and impairments on investments	0.00	0.00	0.02	0.00
Income tax expense	0.00	0.00	(0.01)	0.00
Realized gains and impairments, net of income taxes	0.00	0.00	0.01	0.00
Net income attributable to Indemnity	$0.94	$0.84	$1.82	$1.54

Summary of Results – Indemnity Shareholder Interest

Three months ended June 30,
Net income attributable to Indemnity Class A per share-diluted was $0.94 per share in the second quarter of 2014, compared to $0.84 per share in the second quarter of 2013.

Operating income attributable to Indemnity Class A per share-diluted (excluding net realized gains or losses, impairments on investments, and related taxes) was $0.94 per share in the second quarter of 2014, compared to $0.84 per share in the second quarter of 2013.

Six months ended June 30,
Net income attributable to Indemnity Class A per share-diluted was $1.82 per share for the six months ended June 30, 2014, compared to $1.54 per share for the six months ended June 30, 2013.

Operating income attributable to Indemnity Class A per share-diluted (excluding net realized gains or losses, impairments on investments, and related taxes) was $1.81 per share for the six months ended June 30, 2014, compared to $1.54 per share for the six months ended June 30, 2013.

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

Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2014	2013	% Change		2014	2013	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$366	$336	8.9%		$685	$632	8.3%
Service agreement revenue	8	8	(0.2)		15	15	1.4
Total revenue from management operations	374	344	8.7		700	647	8.2
Cost of management operations	306	285	7.6		574	539	6.4
Income from management operations – Indemnity (1)	$68	$59	14.2%		$126	$108	16.8%
Gross margin	18.2%	17.3%	0.9	pts.	18.0%	16.7%	1.3	pts.

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,474	$1,354	8.8%	$2,753	$2,541	8.3%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	368	338	8.8	688	635	8.3
Change in allowance for management fee returned on cancelled policies (1)	(2)	(2)	NM	(3)	(3)	NM
Management fee revenue, net of allowance	$366	$336	8.9%	$685	$632	8.3%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Management fee revenue increased $30 million, or 8.9%, in the second quarter of 2014, and $53 million, or 8.3%, in the first six months of 2014, compared to the same respective periods in 2013. Direct written premium of the Property and Casualty Group increased 8.8% in the second quarter of 2014 and 8.3% in the first six months of 2014, compared to the same respective periods in 2013, due to a 4.5% increase in policies in force and a 4.2% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.6% at June 30, 2014 and December 31, 2013, and 90.9% at June 30, 2013.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2014 and 2013.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $8 million in both the second quarters of 2014 and 2013, and $15 million in both the six months ended June 30, 2014 and 2013.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	% Change	2014	2013	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$205	$187	10.0%	$379	$351	8.1%
Non-commission expense:
Sales and advertising	$16	$15	1.5%	$30	$29	1.9%
Underwriting and policy processing	32	30	6.6	64	60	7.1
Information technology	31	27	15.8	59	53	11.4
Customer service	6	6	8.6	13	11	14.2
Administrative and other	16	20	(22.9)	29	35	(18.4)
Total non-commission expense	$101	$98	2.8%	$195	$188	3.2%
Total cost of management operations	$306	$285	7.6%	$574	$539	6.4%

Commissions – Commissions increased $18 million in the second quarter of 2014 and $28 million for the six months ended June 30, 2014, compared to the same respective periods in 2013. These increases were primarily a result of the 8.8% and 8.3%, respectively, increase in direct written premiums of the Property and Casualty Group. In the second quarter of 2014, commission growth outpaced direct premium written growth primarily due to an increase in agent incentive costs.

Non-commission expense – Non-commission expense increased $3 million in the second quarter of 2014, compared to the second quarter of 2013.  Sales and advertising costs increased $1 million due to advertising costs. Underwriting and policy processing costs increased $2 million due to the increased cost of underwriting reports and increased postage costs. Information technology costs increased $4 million, which included $2 million of professional fees and $2 million of hardware costs. Customer service costs remained flat compared to the second quarter of 2013.  Administrative and other expenses decreased $4 million driven by decreases of $3 million in personnel costs, primarily from decreased employee incentive plan costs related to underwriting performance and decreased pension costs, and a decrease of $1 million in professional fees.

Non-commission expense increased $7 million in the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  Sales and advertising costs increased $1 million due to advertising costs. Underwriting and policy processing costs increased $4 million due to the increased cost of underwriting reports, personnel costs and postage expense. Information technology costs increased $6 million, which included $3 million in professional fees, $2 million in hardware costs and $1 million in personnel costs. Customer service costs increased $2 million due to an increase of $1 million each in credit card processing fees and personnel costs.  Administrative and other expenses decreased $6 million driven by decreases of $4 million in personnel costs, primarily from decreased employee incentive plan costs related to underwriting performance and decreased pension costs, and a decrease of $2 million in professional fees.

Gross margin
The gross margin in the second quarter of 2014 was 18.2%, compared to 17.3% in the second quarter of 2013, and was 18.0% for the six months ended June 30, 2014, compared to 16.7% for the six months ended June 30, 2013, as a result of revenue growth outpacing expense increases.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2014	2013	% Change		2014	2013	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,474	$1,354	8.8%		$2,753	$2,541	8.3%
Reinsurance premium – assumed and ceded	(9)	(3)	NM		(16)	(16)	3.4
Net written premium	1,465	1,351	8.5		2,737	2,525	8.4
Change in unearned premium	(167)	(155)	(7.0)		(171)	(173)	1.4
Net premiums earned	1,298	1,196	8.7		2,566	2,352	9.1
Losses and loss expenses:
Current accident year, excluding catastrophe losses	866	774	11.9		1,793	1,557	15.2
Current accident year catastrophe losses	244	45	NM		337	72	NM
Prior accident years, including prior year catastrophe losses	(9)	18	NM		(22)	25	NM
Losses and loss expenses	1,101	837	31.5		2,108	1,654	27.5
Policy acquisition and other underwriting expenses	380	348	9.4		745	676	10.3
Total losses and expenses	1,481	1,185	25.0		2,853	2,330	22.5
Underwriting (loss) income – Exchange(1)	$(183)	$11	NM	%	$(287)	$22	0.0%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	66.6%	64.8%	1.8	pts.	69.9%	66.2%	3.7	pts.
Current accident year catastrophe loss ratio	18.8	3.7	15.1		13.1	3.0	10.1
Prior accident year loss ratio, including prior year catastrophe losses	(0.7)	1.5	(2.2)		(0.9)	1.1	(2.0)
Total loss and loss expense ratio	84.7	70.0	14.7		82.1	70.3	11.8
Policy acquisition and other underwriting expense ratio	29.3	29.1	0.2		29.0	28.7	0.3
Combined ratio	114.0%	99.1%	14.9	pts.	111.1%	99.0%	12.1	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 8.8% to $1.5 billion in the second quarter of 2014, from $1.4 billion in the second quarter of 2013, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.5% in the second quarter of 2014 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 4.4% in the second quarter of 2013.  The year-over-year average premium per policy for all lines of business increased 4.2% at June 30, 2014, compared to 4.8% at June 30, 2013.

Premiums generated from new business increased 5.4% to $182 million in the second quarter of 2014, compared to an increase of 11.8% in the second quarter of 2013.  Underlying the trend in new business premiums was a 3.6% increase in new business policies written in the second quarter of 2014, compared to 11.1% in the second quarter of 2013, while the year-over-year average premium per policy on new business increased 1.5% at June 30, 2014, compared to 4.6% at June 30, 2013.

Premiums generated from renewal business increased 9.3% to $1.3 billion in the second quarter of 2014, compared to an increase of 8.9% to $1.2 billion in the second quarter of 2013.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios.  The renewal business year-over-year average premium per policy increased 4.6% at June 30, 2014, compared to 4.9% at June 30, 2013.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.6% at June 30, 2014 and December 31, 2013, and 90.9% at June 30, 2013.

Personal lines – Total personal lines premiums written increased 8.1% to $1.0 billion in the second quarter of 2014, from $963 million in the second quarter of 2013, driven by an increase of 4.5% in the total personal lines policies in force and an increase of 3.7% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 6.1% in the second quarter of 2014, compared to 18.8% in the second quarter of 2013, driven by increases in new business policies written and average premium per policy.  Personal lines new business policies written increased 3.9% in the second quarter of 2014, compared to 13.3% in the second quarter of 2013, while the year-over-year average premium per policy on personal lines new business increased 4.2% at June 30, 2014, compared to 5.0% at June 30, 2013.

•
Private passenger auto new business premiums written increased 7.3% in the second quarter of 2014, compared to 20.0% in the second quarter of 2013.  New business policies written for private passenger auto increased 4.9% in the second quarter of 2014, compared to 16.2% in the second quarter of 2013, while the new business year-over-year average premium per policy for private passenger auto increased 3.7% at June 30, 2014, compared to 3.3% at June 30, 2013.

•
Homeowners new business premiums written increased 3.0% in the second quarter of 2014, compared to 17.4% in the second quarter of 2013.  New business policies written for homeowners decreased 0.1% in the second quarter of 2014, compared to an increase of 11.2% in the second quarter of 2013.  The new business year-over-year average premium per policy for homeowners increased 4.8% at June 30, 2014, compared to 8.6% at June 30, 2013.

Renewal premiums written on personal lines increased 8.3% in the second quarter of 2014, compared to 7.5% in the second quarter of 2013, driven by increases in average premium per policy and steady policy retention ratios.  The year-over-year average premium per policy on personal lines renewal business increased 3.7% at June 30, 2014, compared to 3.9% at June 30, 2013.  The personal lines year-over-year policy retention ratio was 91.1% at June 30, 2014, 91.2% at December 31, 2013, and 91.5% at June 30, 2013.

•
Private passenger auto renewal premiums written increased 6.4% in the second quarter of 2014, compared to 4.7% in the second quarter of 2013.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.7% at June 30, 2014, compared to 1.5% at June 30, 2013.  The private passenger auto year-over-year policy retention ratio was 91.9% at June 30, 2014, 92.1% at December 31, 2013, and 92.2% at June 30, 2013.

•
Homeowners renewal premiums written increased 11.6% in the second quarter of 2014, compared to 12.3% in the second quarter of 2013.  The year-over-year average premium per policy on homeowners renewal business increased 7.7% at June 30, 2014, compared to 8.9% at June 30, 2013.  The homeowners year-over-year policyholder retention ratio was 90.0% at June 30, 2014, 90.1% at December 31, 2013, and 90.6% at June 30, 2013.

Commercial lines – Total commercial lines premiums written increased 10.7% to $433 million in the second quarter of 2014, from $391 million in the second quarter of 2013, driven by a 4.7% increase in the total commercial lines policies in force and a 5.4% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 4.1% in the second quarter of 2014, compared to an increase of 1.2% in the second quarter of 2013, driven by an increase in new business policies written seen across all major commercial lines of business. Commercial lines new business policies written increased 2.2% in the second quarter of 2014, compared to an increase of 1.7% in the second quarter of 2013, while the year-over-year average premium per policy on commercial lines new business decreased 0.2% at June 30, 2014, compared to an increase of 9.8% at June 30, 2013.

Renewal premiums for commercial lines increased 12.0% in the second quarter of 2014, compared to an increase of 12.6% in the second quarter of 2013, driven by increases in average premium per policy and steady policy retention ratios.  The combined impact of these increases was seen primarily in the commercial multi-peril, commercial auto and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 6.3% at June 30, 2014, compared to 6.6% at June 30, 2013.  The year-over-year policy retention ratio for commercial lines was 86.9% at June 30, 2014, 86.7% at December 31, 2013, and 86.4% at June 30, 2013.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group. At June 30, 2014, we had nearly 2,200 agencies with over 10,700 licensed property and casualty representatives. The Property and Casualty Group plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 66.6% in the second quarter of 2014, compared to 64.8% in the second quarter of 2013, and was 69.9% for the six months ended June 30, 2014, compared to 66.2% for the six months ended June 30, 2013. The higher ratio for the first six months of 2014 was driven primarily by a higher volume of non-catastrophe weather related claims resulting from more severe winter weather experienced in the first quarter and a few large commercial property claims in the second quarter, compared to the first six months of 2013.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $244 million in the second quarter of 2014, compared to $45 million in the second quarter of 2013, and contributed 18.8 points and 3.7 points, respectively, to the loss ratios. In the second quarter of 2014, catastrophe losses primarily resulted from a large hail storm that occurred in May in the state of Pennsylvania. For the six months ended June 30, 2014, catastrophe losses for the current accident year totaled $337 million, compared to $72 million compared to the six months ended June 30, 2013, and contributed 13.1 and 3.0 points, respectively, to the loss ratios.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(10)	$20	$(27)	$29
Assumed reinsurance business	2	4	10	3
Ceded reinsurance business	(1)	(6)	(5)	(7)
Total prior year loss development	$(9)	$18	$(22)	$25

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the second quarter of 2014, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $10 million that improved the combined ratio by 0.8 points, compared to adverse development of $20 million in the second quarter of 2013 that contributed 1.7 points to the combined ratio. For the six months ended June 30, 2014, favorable development of direct prior accident year loss reserves totaled $27 million and improved the combined ratio by 1.1 points, compared to adverse development of $29 million that contributed 1.2 points for the six months ended June 30, 2013.

The favorable development in the first six months of 2014 was primarily due to the workers compensation line of business, offset somewhat by adverse development in the commercial auto line of business. In the first six months of 2013, the adverse development was primarily related to increased reserves that occurred in the first quarter on two massive injury lifetime medical claims in the workers compensation line of business, combined with adverse development in the commercial multi-peril line of business that occurred in the second quarter.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed involuntary reinsurance business totaling $2 million in the second quarter of 2014, compared to adverse development of $4 million in the second quarter of 2013. In the first six months of 2014, adverse development on prior accident year loss reserves for the assumed reinsurance business totaled $10 million, compared to adverse development of $3 million in the first six months of 2013.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $1 million and $6 million in the second quarters of 2014 and 2013, respectively, and increased by $5 million and $7 million in the first six months of 2014 and 2013, respectively.  An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  In the first six months of 2014, the increase in ceded recoveries was primarily due to adverse development related to the business catastrophe liability, whereas the increase in the first six months of 2013 was primarily due to adverse development related to the pre-1986 automobile massive injury claims and in the commercial multi-peril and business catastrophe liability lines of business.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio increased 0.2 points to 29.3% in the second quarter of 2014, from 29.1% in the second quarter of 2013, and increased 0.3 points to 29.0% for the six months ended June 30, 2014, from 28.7% for the six months ended June 30, 2013. The management fee rate was 25% for the periods ended June 30, 2014 and 2013.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  EFL plans to expand operations into the Commonwealth of Kentucky by the first quarter of 2015 or earlier if possible. A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	% Change	2014	2013	% Change
	(Unaudited)			(Unaudited)
Individual and group life premiums, gross	$32	$31	4.3%	$62	$60	4.2%
Reinsurance premiums – ceded	(10)	(11)	1.3	(20)	(21)	1.1
Individual and group life premiums, net	22	20	7.5	42	39	7.0
Other revenue	0	0	52.5	1	1	27.9
Total net policy revenue	22	20	8.1	43	40	7.2
Net investment income	23	23	1.2	47	46	1.4
Net realized gains on investments	0	3	(94.8)	5	6	(19.3)
Impairment losses recognized in earnings	0	(1)	52.6	0	(1)	(85.5)
Equity in earnings of limited partnerships	1	1	(40.1)	1	1	(33.5)
Total revenues	46	46	(2.7)	96	92	2.8
Benefits and other changes in policy reserves	27	26	4.6	55	52	5.5
Amortization of deferred policy acquisition costs	3	3	(5.1)	6	6	4.9
Other operating expenses	6	4	22.9	12	10	14.9
Total benefits and expenses	36	33	6.1	73	68	6.8
Income before taxes – Exchange(1)	$10	$13	(26.2)%	$23	$24	(8.9)%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 4.3% to $32 million in the second quarter 2014, from $31 million in the second quarter of 2013.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $10 million and $11 million in the second quarter of 2014 and 2013, respectively. For the six months ended June 30, 2014, compared to 2013, gross policy revenues totaled $62 million and $60 million, respectively, while ceded reinsurance premiums totaled $20 million and $21 million for the six months ended June 30, 2014 and 2013, respectively.

Annuity and universal life premiums that are recorded as deposits totaled $16 million in both the second quarters of 2014 and 2013, respectively, and $32 million for both the six months ended June 30, 2014 and 2013, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL's investment revenue remained relatively flat in the second quarter and first six months of 2014, compared to the second quarter and first six months of 2013. See the “Investment Operations” segment discussion that follows for further information.

Benefits and expenses
In the second quarter and first six months of 2014, total benefits and expenses were primarily impacted by an increase in death benefits and future life policy benefits, compared to the second quarter and first six months of 2013.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$4	$3	11.9%	$8	$7	15.1%
Net realized gains on investments	0	0	NM	1	0	NM
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	3	5	(38.4)	9	8	18.7
Net revenue from investment operations – Indemnity	$7	$8	(17.0)%	$18	$15	23.3%
Exchange
Net investment income	$112	$104	8.0%	$220	$206	6.7%
Net realized gains on investments	133	61	NM	188	310	(39.5)
Net impairment losses recognized in earnings	0	(1)	NM	0	(1)	NM
Equity in earnings of limited partnerships	24	34	(28.6)	68	67	1.4
Net revenue from investment operations – Exchange(1)	$269	$198	35.2%	$476	$582	(18.4)%
NM = not meaningful

(1)
The Exchange’s investment results for the second quarter of 2014 and 2013 include net investment revenues from EFL’s operations of $24 million and $26 million, respectively. The Exchange’s investment results for the first six months of 2014 and 2013 include net investment revenues from EFL’s operations of $53 million and $52 million, respectively

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income increased $1 million in the second quarter of 2014, compared to the second quarter of 2013, while the Exchange’s net investment income increased $8 million.  Indemnity's net investment income increased $1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, while the Exchange's net investment income increased $14 million. The increases in net investment income for Indemnity were primarily due to higher invested balances, while the increases for the Exchange were primarily due to higher invested balances and higher dividend income from equity securities.

Net realized gains on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of $0.2 million in the second quarter of both 2014 and 2013, while the Exchange generated net realized gains of $133 million in the second quarter of 2014, compared to gains of $61 million in the second quarter of 2013. Indemnity generated net realized gains of $1 million for the six months ended June 30, 2014, compared to gains of $0.2 million for the six months ended June 30, 2013 while the Exchange generated net realized gains of $188 million for the six months ended June 30, 2014, compared to gains of $310 million for the six months ended June 30, 2013.

Net realized gains for Indemnity during the six months ended June 30, 2014 primarily represented gains from the sale of equity securities. Net realized gains for the Exchange increased in the second quarter of 2014 primarily due to larger increases in fair value of common stocks compared to the second quarter of 2013. Net realized gains for the Exchange decreased for the six months ended June 30, 2014 primarily due to lower increases in fair value of common stocks and lower realized gains from sales of common stock compared to the six months ended June 30, 2013.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity were $0.1 million for the second quarter and six months ended June 30, 2014 and June 30, 2013. Net impairment losses recorded in earnings for the Exchange were $0.1 million for the second quarter and $0.3 million for the six months ended June 30, 2014, compared to net impairment losses of $1 million for the second quarter and the six months ended June 30, 2013.

Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships decreased $2 million in the second quarter of 2014, compared to the second quarter of 2013, while the Exchange’s equity in earnings of limited partnerships decreased $10 million.  Equity in earnings of limited partnerships for both Indemnity and the Exchange increased $1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The decrease in earnings for both Indemnity and the Exchange during the second quarter of 2014 was due to lower earnings from private equity investments, partially offset by higher earnings from mezzanine debt investments for Indemnity, and higher earnings from real estate investments for the Exchange. The increase in earnings for Indemnity during the six months ended June 30, 2014 was due to higher earnings from private equity investments partially offset by lower earnings from real estate, while earnings increased slightly for the Exchange due to minor changes in earnings from each investment sector.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$0	$0	$0	$0
Equity securities	0	0	1	0
Total net realized gains – Indemnity(1)	$0	$0	$1	$0
Exchange
Securities sold:
Fixed maturities	$4	$4	$9	$17
Equity securities	1	2	8	4
Common stock equity securities	45	51	112	141
Common stock increases in fair value(2)	83	4	59	148
Total net realized gains – Exchange(1) (3)	$133	$61	$188	$310

(1)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(3)
The Exchange’s results for the second quarter of 2014 and 2013 include net realized gains from EFL’s operations of $0.2 million and $3 million, respectively. The Exchange’s results for the first six months of 2014 and 2013 include net realized gains from EFL’s operations of $5 million and $6 million, respectively.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Indemnity	(Unaudited)		(Unaudited)
Private equity	$0	$3	$4	$2
Mezzanine debt	1	0	1	1
Real estate	2	2	4	5
Total equity in earnings of limited partnerships – Indemnity	$3	$5	$9	$8
Exchange
Private equity	$6	$22	$33	$32
Mezzanine debt	5	5	11	12
Real estate	13	7	24	23
Total equity in earnings of limited partnerships – Exchange (1)	$24	$34	$68	$67

(1)
The Exchange’s results for the second quarter of 2014 and 2013 include equity in earnings of limited partnerships from EFL's operations of $0.3 million and $0.5 million, respectively. The Exchange’s results for the first six months of 2014 and 2013 include equity in earnings of limited partnerships from EFL's operations of $0.6 million and $0.9 million, respectively.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2014 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2013 and first quarter of 2014.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	June 30, 2014	% to total	December 31, 2013	% to total
Indemnity	(Unaudited)
Fixed maturities	$497	75%	$526	73%
Equity securities:
Preferred stock	14	2	25	3
Common stock	12	2	25	3
Limited partnerships:
Private equity	58	8	62	9
Mezzanine debt	18	3	20	3
Real estate	65	10	64	9
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$665	100%	$723	100%
Exchange
Fixed maturities	$8,701	63%	$8,162	62%
Equity securities:
Preferred stock	717	5	621	5
Common stock	3,574	26	3,400	26
Limited partnerships:
Private equity	448	3	463	4
Mezzanine debt	167	1	172	1
Real estate	316	2	305	2
Life policy loans	17	0	17	0
Real estate mortgage loans	3	0	3	0
Total investments – Exchange	$13,943	100%	$13,143	100%
Total investments – Erie Insurance Group	$14,608		$13,866

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $241 million, or 48%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 17%, of the fixed maturity portfolio for the Exchange at June 30, 2014.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA. During the second quarter of 2014, Indemnity and the Exchange allocated $47 million and $250 million, respectively, to investments in high yield bonds.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $9 million at June 30, 2014, compared to $5 million at December 31, 2013.  At June 30, 2014, the Exchange had net unrealized gains on fixed maturities of $359 million, compared to $234 million at December 31, 2013.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At June 30, 2014
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$3	$9	$3	$15
Communications	0	0	4	20	6	30
Consumer	0	0	10	16	19	45
Energy	0	0	0	15	7	22
Financial	0	8	58	45	4	115
Government-municipal	105	101	32	3	0	241
Industrial	0	0	1	5	5	11
Structured securities(2)	0	0	0	0	0	0
Technology	0	0	0	4	2	6
Utilities	0	0	4	7	1	12
Total – Indemnity	$105	$109	$112	$124	$47	$497
Exchange
Basic materials	$0	$0	$55	$204	$43	$302
Communications	0	0	237	317	57	611
Consumer	0	35	343	714	96	1,188
Diversified	0	0	14	0	1	15
Energy	8	67	130	490	53	748
Financial	1	154	1,031	1,602	128	2,916
Foreign government	0	10	5	0	0	15
Government-municipal	425	879	190	25	0	1,519
Government sponsored entity	0	4	0	0	0	4
Industrial	0	10	70	262	42	384
Structured securities(2)	47	159	32	25	4	267
Technology	0	33	59	91	11	194
U.S. Treasury	0	31	0	0	0	31
Utilities	0	3	134	345	25	507
Total – Exchange	$481	$1,385	$2,300	$4,075	$460	$8,701

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities, and residential mortgage-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	June 30, 2014		December 31, 2013
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	0	0	3	0
Financial	8	0	16	0
Funds (1)	0	12	0	25
Utilities	5	0	5	0
Total – Indemnity	$14	$12	$25	$25
Exchange
Basic materials	$0	$81	$0	$86
Communications	6	305	6	352
Consumer	16	1,017	6	968
Diversified	0	21	2	14
Energy	0	240	0	205
Financial	593	594	518	538
Funds (1)	0	499	0	479
Government	0	0	2	0
Industrial	0	474	0	457
Technology	1	277	0	240
Utilities	101	66	87	61
Total – Exchange	$717	$3,574	$621	$3,400

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $12 million for Indemnity and $197 million for the Exchange at June 30, 2014, and $25 million for Indemnity and $198 million for the Exchange at December 31, 2013. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was $0.6 million at June 30, 2014, compared to an unrealized loss of less than $0.1 million at December 31, 2013. The net unrealized gain on equity securities classified as available-for-sale for the Exchange was $47 million at June 30, 2014, compared to an unrealized gain of $26 million at December 31, 2013.

Our common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In the second quarter of 2014, investments in limited partnerships decreased slightly for Indemnity and the Exchange from the investment levels at December 31, 2013.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by partnership earnings.  Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the second quarter of 2014 reflect the partnership activity experienced in the first quarter of 2014.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At June 30, 2014	At December 31, 2013
Indemnity	(Unaudited)
Private equity	$58	$62
Mezzanine debt	18	20
Real estate	65	64
Total limited partnerships – Indemnity	$141	$146
Exchange
Private equity	$448	$463
Mezzanine debt	167	172
Real estate	316	305
Total limited partnerships – Exchange	$931	$940

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

	Property and Casualty Group
(in millions)	At June 30, 2014	At December 31, 2013
	(Unaudited)
Gross reserve liability(1):
Personal auto	$1,214	$1,217
Automobile massive injury	337	345
Homeowners	384	271
Workers compensation	617	604
Workers compensation massive injury	86	94
Commercial auto	391	371
Commercial multi-peril	671	587
All other lines of business	174	170
Assumed reinsurance	90	88
Gross reserves	3,964	3,747
Less: reinsurance recoverable	149	156
Net reserve liability — Exchange	$3,815	$3,591

(1)
Loss reserves are set at estimated ultimate costs, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $84 million at June 30, 2014 and $85 million at December 31, 2013.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 243 claimants requiring lifetime medical care, of which 95 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $282 million at June 30, 2014, which is net of $141 million of anticipated reinsurance recoverables, compared to $291 million at December 31, 2013, which is net of $148 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the six months ended June 30:

(in millions)	Erie Insurance Group
	2014	2013
Net cash provided by operating activities	$245	$330
Net cash used in investing activities	(332)	(335)
Net cash used in financing activities	(65)	(30)
Net decrease in cash and cash equivalents	$(152)	$(35)

Net cash provided by operating activities totaled $245 million and $330 million for the first six months of 2014 and 2013, respectively.  Decreased cash from operating activities for the first six months of 2014 was driven primarily by increases in losses paid and loss expenses paid, commissions and bonuses paid to agents, and other underwriting and acquisition costs, combined with a decrease in limited partnership distributions received. Somewhat offsetting this decrease in cash provided was an increase in premiums collected by the Exchange, driven by the increase in premiums written, and an increase in net investment income received, combined with a decrease in income taxes paid, compared to the first six months of 2013.

At June 30, 2014, we recorded a net deferred tax asset of $1 million attributable to Indemnity and a net deferred tax liability of $557 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2014. In the first quarter of 2014, Indemnity received a tax refund of $1 million related to the 2006-2009 Internal Revenue Audit. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $332 million and $335 million for the first six months of 2014 and 2013, respectively.  Investing activities in the first six months of 2014 primarily included a decrease in fixed maturity and common stock purchases, offset somewhat by an increase in certain preferred stock purchases, combined with decreased cash generated from fixed maturity calls, compared to the first six months of 2013.  At June 30, 2014, we had contractual commitments to invest up to $471 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $157 million, mezzanine debt securities was $182 million, and real estate activities was $132 million.

For a discussion of net cash used in financing activities, see the following section “Cash flow activities — Indemnity,” for the primary drivers of the financing cash flows related to the Indemnity shareholder interest.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the six months ended June 30:

(in millions)	Indemnity Shareholder Interest
	2014	2013
Net cash provided by operating activities	$36	$57
Net cash provided by investing activities	57	15
Net cash used in financing activities	(79)	(45)
Net increase in cash and cash equivalents	$14	$27

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities totaled $36 million for the first six months of 2014, compared to $57 million for the first six months of 2013.  Decreased cash from operating activities for the first six months of 2014 was primarily due to increases in commissions and bonuses paid to agents, a decrease in reimbursements collected from affiliates, and an increase in general operating expenses. Somewhat offsetting this decrease in cash was an increase in management fee revenue received compared to the first six months of 2013. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $397 million in the first six months of 2014, compared to $356 million for the first six months of 2013, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity made a $15 million contribution to its pension plan in the first quarter of 2014, compared to $17 million in the first quarter of 2013.  Indemnity expects to make an additional $8 million contribution to its pension plan during the third quarter of 2014. Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 55% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.

At June 30, 2014, Indemnity recorded a net deferred tax asset of $1 million.  There was no deferred tax valuation allowance recorded at June 30, 2014. In the first quarter of 2014, Indemnity received a tax refund of $1 million related to the 2006-2009 Internal Revenue Audit.

Net cash provided by Indemnity’s investing activities totaled $57 million for the first six months of 2014, compared to $15 million for the first six months of 2013.  Indemnity’s first six months of 2014 investing activities primarily included increased cash generated from the sales of fixed maturities and common stocks, slightly offset by an increase in purchases of other fixed maturity securities, compared to the first six months of 2013.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $26 million at June 30, 2014, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $11 million, mezzanine debt securities was $9 million, and real estate activities was $6 million.

Net cash used in Indemnity’s financing activities totaled $79 million for the first six months of 2014, compared to $45 million for the first six months of 2013.  The increase in cash used in financing activities for the first six months of 2014 was driven by an increase in the cash outlay for dividends paid to shareholders and share repurchases. Dividends paid to shareholders totaled $59 million for the first six months of 2014, compared to $28 million dividends paid for the first six months of 2013.  Normally, the regular quarterly dividend declared by the Board at its December meeting of the previous year is paid in January, as it was in 2014. In 2013 however, the payment of the regular dividend normally made in January was accelerated and paid in December 2012, due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. Additionally, Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2014, compared to 2013.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Indemnity repurchased 130,256 shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $9.3 million, based upon settlement date, in the second quarter of 2014.  During the first six months of 2014, shares repurchased under this program totaled 275,173 at a total cost of $19.4 million. In the first six months of 2013, shares repurchased under this program totaled 227,162 at a total cost of $16.3 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $18 million of repurchase authority remaining under this program at June 30, 2014, based upon trade date.

Additionally, in January 2014, we repurchased 2,800 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $201,411, or $71.93 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in January 2014.

In May 2014, we repurchased 7,227 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $552,503, or $76.45 per share, for the vesting of stock-based awards for a former outside director. These shares were delivered in May 2014.

In May and June 2014, we repurchased 54,371 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4,143,544, or $76.21 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2014.

In January and June 2013, Indemnity purchased 444 and 3,033 shares, respectively, of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $30,927, or $69.65 per share, and $224,527 or $74.03 per share, to settle payments due to a retired executive under our long-term incentive plan. These shares were delivered to the plan participant in January and July 2013, respectively.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements of Indemnity and the Exchange for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $63 million at June 30, 2014, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $363 million at June 30, 2014.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of June 30, 2014, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of June 30, 2014. Bonds with a fair value of $113 million were pledged as collateral on the line at June 30, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios for Indemnity.  Indemnity was in compliance with its bank covenants at June 30, 2014.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $237 million at June 30, 2014, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $12.2 billion at June 30, 2014.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of June 30, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of June 30, 2014, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of June 30, 2014.  Bonds with a fair value of $331 million were pledged as collateral on the line at June 30, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange.  The Exchange was in compliance with its bank covenants at June 30, 2014.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six months ended June 30, 2014 and 2013, Indemnity recognized interest income on the note of $0.8 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six months ended June 30, 2014 and 2013, the Exchange recognized interest income on the note of $0.6 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2014.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. On December 19, 2013, the court granted Indemnity’s motion in part, holding that the Pennsylvania Insurance Holding Company Act “provides the [Pennsylvania Insurance] Department with special competence to address the subject matter of plaintiff’s claims” and referring “all issues” in the Sullivan lawsuit to the Pennsylvania Insurance Department (the “Department”) for “its views and any determination.” The court stayed all further proceedings and reserved decision on all other grounds for dismissal raised by Indemnity. Plaintiffs sought reconsideration of the court’s order, and on January 13, 2014, the court entered a revised order affirming its prior order and clarifying that the Department “shall decide any and all issues within its jurisdiction.” On January 30, 2014, Plaintiffs asked the court to certify its order to permit an immediate appeal to the Superior Court and to stay any proceedings in the Department pending completion of any appeal. On February 18, 2014, the court issued an order denying Plaintiffs’ motion. On March 20, 2014, Plaintiffs filed a petition for review with the Superior Court of Pennsylvania. Indemnity filed an answer to the petition on April 3, 2014. On May 5, 2014, the Superior Court denied Plaintiffs’ petition for review.
The Sullivan matter is currently proceeding before the Pennsylvania Insurance Department and has been assigned to an Administrative Judge for determination. In the event that a hearing is required, the Administrative Judge has scheduled the hearing for September 16, 2014.
Indemnity believes that it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended June 30, 2014:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – 30, 2014	78,781	$70.39	78,781	$20
May 1 – 31, 2014	44,541	75.26	15,281	19
Jun 1 – 30, 2014	52,434	75.55	20,096	18
Total	175,756		114,158

In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization.

During the quarter ended June 30, 2014, we repurchased 7,227 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $552,503, or $76.45 per share, for the vesting of stock-based awards for a former outside director. These shares were delivered in May 2014. Additionally, we repurchased 54,371 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4,143,544, or $76.21 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2014.

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

Erie Indemnity Company
(Registrant)

Date:	July 31, 2014	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO