Form 10-Q
period 2014-09-30
ERIE INDEMNITY CO
filed 2014-10-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at October 17, 2014.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at October 17, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Premiums earned	$1,355	$1,241	$3,962	$3,631
Net investment income	115	109	335	316
Net realized investment (losses) gains	(85)	191	104	501
Net impairment losses recognized in earnings	(1)	(9)	(1)	(10)
Equity in earnings of limited partnerships	34	37	111	112
Other income	8	8	24	24
Total revenues	1,426	1,577	4,535	4,574
Benefits and expenses
Insurance losses and loss expenses	935	868	3,095	2,571
Policy acquisition and underwriting expenses	341	311	987	906
Total benefits and expenses	1,276	1,179	4,082	3,477
Income from operations before income taxes and noncontrolling interest	150	398	453	1,097
Provision for income taxes	42	131	133	363
Net income	$108	$267	$320	$734

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	61	221	178	607

Net income attributable to Indemnity	$47	$46	$142	$127

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$1.01	$0.98	$3.05	$2.71
Class A common stock – diluted	$0.90	$0.87	$2.71	$2.41
Class B common stock – basic	$151	$147	$458	$406
Class B common stock – diluted	$151	$147	$457	$406

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,189,068	46,656,911	46,267,694	46,707,971
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,387,164	52,851,250	52,465,790	52,902,310
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.6350	$0.5925	$1.9050	$1.7775
Class B common stock	$95.2500	$88.8750	$285.7500	$266.6250

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 15. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$108	$267	$320	$734

Other comprehensive (loss) income
Change in unrealized holding (losses) gains on available-for-sale securities, net of tax benefit (expense) of $32, $12, $(48), and $123, respectively	(59)	(23)	89	(229)
Reclassification adjustment for gross (gains) losses included in net income, net of tax benefit (expense) of $1, $(12), $8, and $(5), respectively	(4)	21	(15)	8
Other comprehensive (loss) income	(63)	(2)	74	(221)

Comprehensive income	$45	$265	$394	$513
Less: Comprehensive (loss) income attributable to noncontrolling interest in consolidated entity – Exchange	(1)	221	249	393
Total comprehensive income – Indemnity	$46	$44	$145	$120

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $551 and $518, respectively)	$563	$526
Equity securities (cost of $24 and $50, respectively)	25	50
Limited partnerships (cost of $107 and $123, respectively)	134	146
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $8,435 and $7,801, respectively)	8,902	8,162
Equity securities (cost of $853 and $778, respectively)	917	819
Trading securities, at fair value (cost of $2,237 and $2,198, respectively)	3,125	3,202
Limited partnerships (cost of $757 and $790, respectively)	939	940
Other invested assets	20	20
Total investments	14,626	13,866

Cash and cash equivalents (Exchange portion of $334 and $403, respectively)	379	452
Premiums receivable from policyholders – Exchange	1,323	1,167
Reinsurance recoverable – Exchange	165	172
Deferred income taxes – Indemnity	2	2
Deferred acquisition costs – Exchange	603	566
Other assets (Exchange portion of $366 and $337, respectively)	480	451
Total assets	$17,578	$16,676

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$482	$476
Exchange liabilities
Losses and loss expense reserves	3,933	3,747
Life policy and deposit contract reserves	1,801	1,758
Unearned premiums	2,896	2,598
Deferred income taxes	465	450
Other liabilities	165	97
Total liabilities	9,742	9,126

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 and 46,461,125 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(56)	(59)
Retained earnings	1,955	1,902
Total contributed capital and retained earnings	1,917	1,861
Treasury stock, at cost, 22,110,132 and 21,838,075 shares, respectively	(1,146)	(1,127)
Total Indemnity shareholders’ equity	771	734

Noncontrolling interest in consolidated entity – Exchange	7,065	6,816
Total equity	7,836	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$17,578	$16,676

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities
Premiums collected	$4,106	$3,780
Net investment income received	362	337
Limited partnership distributions	95	125
Service agreement fee received	23	23
Commissions and bonuses paid to agents	(576)	(521)
Losses paid	(2,438)	(2,039)
Loss expenses paid	(378)	(343)
Other underwriting and acquisition costs paid	(519)	(465)
Income taxes paid	(126)	(208)
Net cash provided by operating activities	549	689

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,825)	(2,157)
Preferred stock	(382)	(94)
Common stock	(766)	(1,021)
Limited partnerships	(82)	(66)
Sales/maturities of investments:
Fixed maturity sales	490	716
Fixed maturity calls/maturities	685	881
Preferred stock	331	84
Common stock	944	1,057
Sale of and returns on limited partnerships	100	125
Net purchase of property and equipment	(29)	(24)
Net collections on agent loans	2	1
Net distributions on life policy loans	(1)	0
Net cash used in investing activities	(533)	(498)

Cash flows from financing activities
Annuity deposits and interest	66	68
Annuity surrenders and withdrawals	(62)	(58)
Universal life deposits and interest	25	20
Universal life surrenders	(9)	(8)
Purchase of treasury stock	(20)	(22)
Dividends paid to shareholders	(89)	(56)
Net cash used in financing activities	(89)	(56)

Net increase (decrease) in cash and cash equivalents	(73)	135
Cash and cash equivalents at beginning of period	452	400
Cash and cash equivalents at end of period	$379	$535

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

Indemnity expects to begin writing personal passenger automobile, home insurance, personal excess liability insurance, and life insurance and annuity products in Kentucky for the Erie Insurance Group in the fourth quarter of 2014.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended September 30,
	2014			2013
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$47	46,189,068	$1.01	$46	46,656,911	$0.98
Dilutive effect of stock-based awards	0	97,296	—	0	93,539	—
Assumed conversion of Class B shares	0	6,100,800	—	0	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$47	52,387,164	$0.90	$46	52,851,250	$0.87
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,542	$151	$0	2,542	$147

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Nine months ended September 30,
	2014			2013
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$141	46,267,694	$3.05	$126	46,707,971	$2.71
Dilutive effect of stock-based awards	0	97,296	—	0	93,539	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$142	52,465,790	$2.71	$127	52,902,310	$2.41
Class B – Basic EPS:
Income available to Class B stockholders	$1	2,542	$458	$1	2,542	$406
Class B – Diluted EPS:
Income available to Class B stockholders	$1	2,542	$457	$1	2,542	$406

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At September 30, 2014, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the third quarters of 2014 and 2013, investment activities on life insurance related assets generated revenues of $26 million resulting in EFL reporting income before income taxes of $10 million for both periods, before intercompany eliminations. For the nine months ended September 30, 2014 and September 30, 2013, investment activities on life insurance related assets generated revenues of $79 million and $78 million, respectively, resulting in EFL reporting income before income taxes of $33 million and $34 million, respectively, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended September 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,333	$22		$0	$1,355
Net investment income				$118	(3)	115
Net realized investment losses				(85)		(85)
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				34		34
Management fee revenue	$362				(362)	—
Service agreement and other revenue	8		0			8
Total revenues	370	1,333	22	66	(365)	1,426
Cost of management operations	308				(308)	—
Insurance losses and loss expenses		908	28		(1)	935
Policy acquisition and underwriting expenses		387	10		(56)	341
Total benefits and expenses	308	1,295	38	—	(365)	1,276
Income (loss) before income taxes	62	38	(16)	66	—	150
Provision for income taxes	22	13	(5)	12	—	42
Net income (loss)	$40	$25	$(11)	$54	$—	$108

	Erie Insurance Group
(in millions)	Three months ended September 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,221	$21		$(1)	$1,241
Net investment income				$111	(2)	109
Net realized investment gains				191		191
Net impairment losses recognized in earnings				(9)		(9)
Equity in earnings of limited partnerships				37		37
Management fee revenue	$333				(333)	—
Service agreement and other revenue	8		0			8
Total revenues	341	1,221	21	330	(336)	1,577
Cost of management operations	281				(281)	—
Insurance losses and loss expenses		841	28		(1)	868
Policy acquisition and underwriting expenses		356	9		(54)	311
Total benefits and expenses	281	1,197	37	—	(336)	1,179
Income (loss) before income taxes	60	24	(16)	330	—	398
Provision for income taxes	21	8	(5)	107	—	131
Net income (loss)	$39	$16	$(11)	$223	$—	$267

	Erie Insurance Group
(in millions)	Nine months ended September 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,899	$64		$(1)	$3,962
Net investment income				$346	(11)	335
Net realized investment gains				104		104
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				111		111
Management fee revenue	$1,047				(1,047)	—
Service agreement and other revenue	23		1			24
Total revenues	1,070	3,899	65	560	(1,059)	4,535
Cost of management operations	882				(882)	—
Insurance losses and loss expenses		3,016	83		(4)	3,095
Policy acquisition and underwriting expenses		1,132	28		(173)	987
Total benefits and expenses	882	4,148	111	—	(1,059)	4,082
Income (loss) before income taxes	188	(249)	(46)	560	—	453
Provision for income taxes	66	(87)	(16)	170	—	133
Net income (loss)	$122	$(162)	$(30)	$390	$—	$320

	Erie Insurance Group
(in millions)	Nine months ended September 30, 2013
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,573	$60		$(2)	$3,631
Net investment income				$324	(8)	316
Net realized investment gains				501		501
Net impairment losses recognized in earnings				(10)		(10)
Equity in earnings of limited partnerships				112		112
Management fee revenue	$965				(965)	—
Service agreement and other revenue	23		1			24
Total revenues	988	3,573	61	927	(975)	4,574
Cost of management operations	820				(820)	—
Insurance losses and loss expenses		2,495	80		(4)	2,571
Policy acquisition and underwriting expenses		1,032	25		(151)	906
Total benefits and expenses	820	3,527	105	—	(975)	3,477
Income (loss) before income taxes	168	46	(44)	927	—	1,097
Provision for income taxes	59	16	(15)	303	—	363
Net income (loss)	$109	$30	$(29)	$624	$—	$734

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at September 30, 2014:

	Erie Insurance Group
	September 30, 2014
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$231	$0	$231	$0
Corporate debt securities	242	0	241	1
Residential mortgage-backed securities	10	0	10	0
Commercial mortgage-backed securities	49	0	46	3
Collateralized debt obligations	24	0	24	0
Other debt securities	7	0	7	0
Total fixed maturities	563	0	559	4
Nonredeemable preferred stock	12	2	10	0
Common stock	13	13	0	0
Total available-for-sale securities	588	15	569	4
Other investments (1)	19	0	0	19
Total – Indemnity	$607	$15	$569	$23
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$6	$0
Government sponsored enterprises	4	0	4	0
States & political subdivisions	1,483	0	1,483	0
Foreign government securities	15	0	15	0
Corporate debt securities	7,161	0	7,090	71
Residential mortgage-backed securities	119	0	119	0
Commercial mortgage-backed securities	33	0	33	0
Collateralized debt obligations	11	0	11	0
Other debt securities	70	0	68	2
Total fixed maturities	8,902	0	8,829	73
Nonredeemable preferred stock	720	334	378	8
Common stock	197	197	0	0
Total available-for-sale securities	9,819	531	9,207	81
Trading securities:
Common stock	3,125	3,110	0	15
Total trading securities	3,125	3,110	0	15
Other investments (1)	103	0	0	103
Total – Exchange	$13,047	$3,641	$9,207	$199
Total – Erie Insurance Group	$13,654	$3,656	$9,776	$222

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if they represent the NAV at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of September 30, 2014. During the nine months ended September 30, 2014, Indemnity made no contributions and received distributions totaling $2.6 million, and the Exchange made no contributions and received distributions totaling $9.7 million for these investments. As of September 30, 2014, the amount of unfunded commitments related to the investments was $0.9 million for Indemnity and $2.8 million for the Exchange.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at June 30, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Commercial mortgage-backed securities	0	0	0	3	0	0	3
Collateralized debt obligations	0	0	0	0	0	0	0
Total fixed maturities	1	0	0	3	0	0	4
Total available-for-sale securities	1	0	0	3	0	0	4
Other investments	18	1	0	0	0	0	19
Total Level 3 assets – Indemnity	$19	$1	$0	$3	$0	$0	$23
Exchange
Available-for-sale securities:
Corporate debt securities	$25	$0	$(1)	$25	$(1)	$23	$71
Collateralized debt obligations	0	0	0	0	0	0	0
Other debt securities	0	0	0	0	0	2	2
Total fixed maturities	25	0	(1)	25	(1)	25	73
Nonredeemable preferred stock	1	0	0	0	0	7	8
Total available-for-sale securities	26	0	(1)	25	(1)	32	81
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	102	4	0	0	(3)	0	103
Total Level 3 assets – Exchange	$143	$4	$(1)	$25	$(4)	$32	$199
Total Level 3 assets – Erie Insurance Group	$162	$5	$(1)	$28	$(4)	$32	$222

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $5 million included in equity in earnings of limited partnerships for the three months ended September 30, 2014 on Level 3 securities.

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

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended September 30, 2014.

For the Exchange, there were no Level 1 to Level 2 transfers, and Level 2 to Level 1 transfers totaled $25 million due to trading activity levels for three preferred stock holdings for the three months ended September 30, 2014. Level 2 to Level 3 transfers totaled $43 million for seven fixed maturity holdings and one preferred stock holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $11 million for one fixed maturity holding due to the use of observable inputs to determine the fair value at September 30, 2014.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3 (2)	Ending balance at September 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Commercial mortgage-backed securities	0	0	0	3	0	0	3
Collateralized debt obligations	1	0	0	0	(1)	0	0
Total fixed maturities	2	0	0	3	(1)	0	4
Total available-for-sale securities	2	0	0	3	(1)	0	4
Other investments	18	3	0	0	(2)	0	19
Total Level 3 assets – Indemnity	$20	$3	$0	$3	$(3)	$0	$23
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$(1)	$25	$(2)	$23	$71
Collateralized debt obligations	5	1	(1)	0	(3)	(2)	0
Other debt securities	0	0	0	0	0	2	2
Total fixed maturities	31	1	(2)	25	(5)	23	73
Nonredeemable preferred stock	0	0	0	1	0	7	8
Total available-for-sale securities	31	1	(2)	26	(5)	30	81
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	15	0	0	(10)	0	103
Total Level 3 assets – Exchange	$144	$16	$(2)	$26	$(15)	$30	$199
Total Level 3 assets – Erie Insurance Group	$164	$19	$(2)	$29	$(18)	$30	$222

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $1 million included in net realized investment gains (losses) and $18 million included in equity in earnings of limited partnerships for the nine months ended September 30, 2014 on Level 3 securities.

(2)
Transfers in and out of Level 3 are attributable to changes in the availability of market observable information for individual securities within the respective categories. Transfers in and out of levels are recognized at the start of the period.

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the nine months ended September 30, 2014.

For the Exchange, Level 1 to Level 2 transfers totaled $14 million due to trading activity levels for two preferred stock holdings, and Level 2 to Level 1 transfers totaled $25 million due to trading activity levels for three preferred stock holdings for the nine months ended September 30, 2014. Level 2 to Level 3 transfers totaled $43 million for seven fixed maturity holdings and one preferred stock holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $13 million for two fixed maturity holdings due to the use of observable inputs to determine the fair value at September 30, 2014.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	September 30, 2014
(dollars in millions)	Fair value	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Corporate debt securities	$1	Market approach	Non-binding broker quote (4)	111
Commercial mortgage-backed securities	3	Market approach	Non-binding broker quote (4)	100
Other investments (3)	19
Total Level 3 assets – Indemnity	$23

Exchange
Corporate debt securities	$71	Market approach	Non-binding broker quote (4)	90-121	105
			Comparable transaction EBITDA multiples (1)	8.0 - 12.1x	8.0x
			Comparable security yield (1)	6%
Other debt securities	2	Market approach	Non-binding broker quote (4)	100
Nonredeemable preferred stock	8	Market approach	Held at cost (2)
			Non-binding broker quote (4)	89
Common stock	15	Market approach	Comparable transaction EBITDA multiples (1)	8.0 - 12.1x	8.0x
			Discount for lack of marketability	5 - 30%	10%
Other investments (3)	103
Total Level 3 assets – Exchange	$199
Total Level 3 assets – Erie Insurance Group	$222

(1)
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

(2)	Nonredeemable preferred stock - Represents a private security where cost was determined to be the best estimate of fair value.

(3)
Other investments – Other investments represent certain limited partnerships that are recorded at fair value and are based upon net asset value (NAV) provided by the general partner where the unobservable inputs are not reasonably available to us.

(4)	When a non-binding broker quote was the only input available, it was considered unobservable.

Securities valued using unobservable inputs shown above totaled $222 million at September 30, 2014. In total, Level 3 assets represent less than 1.6% of the total assets measured at fair value on a recurring basis for the Erie Insurance Group.

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

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $4 million of losses included in net realized investment (losses) and $10 million included in equity in earnings of limited partnerships for the nine months ended September 30, 2013 on Level 3 securities.

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

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at September 30, 2014:

	Erie Insurance Group
(in millions)	September 30, 2014
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$557	$0	$557	$0
Priced via market comparables/broker quotes (1)	6	0	2	4
Priced via internal modeling	0	0	0	0
Total fixed maturities	563	0	559	4
Nonredeemable preferred stock:
Priced via pricing services	10	2	8	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Total nonredeemable preferred stock	12	2	10	0
Common stock:
Priced via pricing services	13	13	0	0
Total common stock	13	13	0	0
Other investments:
Priced via unobservable inputs (2)	19	0	0	19
Total other investments	19	0	0	19
Total – Indemnity	$607	$15	$569	$23
Exchange
Fixed maturities:
Priced via pricing services	$8,763	$0	$8,763	$0
Priced via market comparables/broker quotes (1)	132	0	66	66
Priced via internal modeling	7	0	0	7
Total fixed maturities	8,902	0	8,829	73
Nonredeemable preferred stock:
Priced via pricing services	697	334	363	0
Priced via market comparables/broker quotes (1)	22	0	15	7
Priced via internal modeling	1	0	0	1
Total nonredeemable preferred stock	720	334	378	8
Common stock:
Priced via pricing services	3,307	3,307	0	0
Priced via internal modeling	15	0	0	15
Total common stock	3,322	3,307	0	15
Other investments:
Priced via unobservable inputs (2)	103	0	0	103
Total other investments	103	0	0	103
Total – Exchange	$13,047	$3,641	$9,207	$199
Total – Erie Insurance Group	$13,654	$3,656	$9,776	$222

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at September 30, 2014:

	Erie Insurance Group
	September 30, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$219	$12	$0	$231
Corporate debt securities	241	2	1	242
Residential mortgage-backed securities	10	0	0	10
Commercial mortgage-backed securities	50	0	1	49
Collateralized debt obligations	24	0	0	24
Other debt securities	7	0	0	7
Total fixed maturities	551	14	2	563
Nonredeemable preferred stock	11	1	0	12
Common stock	13	0	0	13
Total available-for-sale securities – Indemnity	$575	$15	$2	$588
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$0	$6
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,400	84	1	1,483
Foreign government securities	15	0	0	15
Corporate debt securities	6,788	399	26	7,161
Residential mortgage-backed securities	117	3	1	119
Commercial mortgage-backed securities	31	2	0	33
Collateralized debt obligations	6	5	0	11
Other debt securities	69	2	1	70
Total fixed maturities	8,435	496	29	8,902
Nonredeemable preferred stock	657	66	3	720
Common stock	196	2	1	197
Total available-for-sale securities – Exchange	$9,288	$564	$33	$9,819
Total available-for-sale securities – Erie Insurance Group	$9,863	$579	$35	$10,407

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2013:

	Erie Insurance Group
	December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$237	$7	$1	$243
Corporate debt securities	280	2	0	282
Collateralized debt obligations	1	0	0	1
Total fixed maturities	518	9	1	526
Nonredeemable preferred stock	24	2	1	25
Common stock	26	0	1	25
Total available-for-sale securities – Indemnity	$568	$11	$3	$576
Exchange
Available-for-sale securities:
U.S. government & agencies	$171	$1	$0	$172
States & political subdivisions	1,430	55	15	1,470
Foreign government securities	15	0	0	15
Corporate debt securities	5,902	354	45	6,211
Residential mortgage-backed securities	157	3	4	156
Commercial mortgage-backed securities	45	2	0	47
Collateralized debt obligations	8	8	0	16
Other debt securities	73	3	1	75
Total fixed maturities	7,801	426	65	8,162
Nonredeemable preferred stock	577	55	11	621
Common stock	201	0	3	198
Total available-for-sale securities – Exchange	$8,579	$481	$79	$8,981
Total available-for-sale securities – Erie Insurance Group	$9,147	$492	$82	$9,557

The amortized cost and estimated fair value of fixed maturities at September 30, 2014 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	September 30, 2014
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$61	$61
Due after one year through five years	237	239
Due after five years through ten years	146	151
Due after ten years	107	112
Total fixed maturities – Indemnity	$551	$563
Exchange
Due in one year or less	$380	$387
Due after one year through five years	3,236	3,419
Due after five years through ten years	3,262	3,417
Due after ten years	1,557	1,679
Total fixed maturities – Exchange	$8,435	$8,902
Total fixed maturities – Erie Insurance Group	$8,986	$9,465

Available-for-sale securities in a gross unrealized loss position at September 30, 2014 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	September 30, 2014
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$0	$0	$8	$0	$8	$0	3
Corporate debt securities	89	1	0	0	89	1	262
Residential mortgage-backed securities	7	0	0	0	7	0	4
Commercial mortgage-backed securities	42	1	0	0	42	1	23
Collateralized debt obligations	17	0	0	0	17	0	6
Other debt securities	5	0	0	0	5	0	2
Total fixed maturities	160	2	8	0	168	2	300
Common stock	0	0	13	0	13	0	1
Total available-for-sale securities – Indemnity	$160	$2	$21	$0	$181	$2	301
Quality breakdown of fixed maturities:
Investment grade	$97	$1	$8	$0	$105	$1	46
Non-investment grade	63	1	0	0	63	1	254
Total fixed maturities – Indemnity	$160	$2	$8	$0	$168	$2	300
Exchange
Available-for-sale securities:
U.S. treasury	$1	$0	$0	$0	$1	$0	3
States & political subdivisions	45	0	64	1	109	1	25
Foreign government securities	0	0	5	0	5	0	1
Corporate debt securities	1,190	20	205	6	1,395	26	730
Residential mortgage-backed securities	15	0	27	1	42	1	8
Commercial mortgage-backed securities	1	0	0	0	1	0	1
Other debt securities	13	0	7	1	20	1	4
Total fixed maturities	1,265	20	308	9	1,573	29	772
Nonredeemable preferred stock	102	2	33	1	135	3	20
Common stock	0	0	131	1	131	1	2
Total available-for-sale securities – Exchange	$1,367	$22	$472	$11	$1,839	$33	794
Quality breakdown of fixed maturities:
Investment grade	$790	$8	$294	$7	$1,084	$15	203
Non-investment grade	475	12	14	2	489	14	569
Total fixed maturities – Exchange	$1,265	$20	$308	$9	$1,573	$29	772

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Indemnity
Fixed maturities	$4	$3	$10	$9
Equity securities	0	1	1	2
Cash equivalents and other	0	0	1	1
Total investment income	4	4	12	12
Less: investment expenses	0	0	0	1
Investment income, net of expenses – Indemnity	$4	$4	$12	$11
Exchange
Fixed maturities	$90	$83	$261	$249
Equity securities	30	29	89	80
Cash equivalents and other	0	1	1	1
Total investment income	120	113	351	330
Less: investment expenses	9	8	28	25
Investment income, net of expenses – Exchange	$111	$105	$323	$305
Investment income, net of expenses – Erie Insurance Group	$115	$109	$335	$316

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$1	$0	$1
Gross realized losses	0	0	0	0
Net realized gains	0	1	0	1
Equity securities:
Gross realized gains	0	0	1	0
Gross realized losses	0	0	0	0
Net realized gains	0	0	1	0
Net realized investment gains – Indemnity	$0	$1	$1	$1
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$8	$4	$18	$26
Gross realized losses	(2)	(20)	(3)	(25)
Net realized gains (losses)	6	(16)	15	1
Equity securities:
Gross realized gains	0	0	10	4
Gross realized losses	0	(9)	(2)	(9)
Net realized gains (losses)	0	(9)	8	(5)
Trading securities:
Common stock:
Gross realized gains	89	90	211	246
Gross realized losses	(5)	(8)	(15)	(23)
(Decreases) increases in fair value(1)	(175)	133	(116)	281
Net realized (losses) gains	(91)	215	80	504
Net realized investment (losses) gains – Exchange	$(85)	$190	$103	$500
Net realized investment (losses) gains – Erie Insurance Group	$(85)	$191	$104	$501

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments are included below:

(in millions)	Erie Insurance Group
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Indemnity
Fixed maturities	$0	$0	$0	$0
Equity securities	0	0	0	0
Total other-than-temporary impairments	0	0	0	0
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Indemnity	$0	$0	$0	$0
Exchange
Fixed maturities	$(1)	$(1)	$(1)	$(2)
Equity securities	0	(8)	0	(8)
Total other-than-temporary impairments	(1)	(9)	(1)	(10)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings – Exchange	$(1)	$(9)	$(1)	$(10)
Net impairment losses recognized in earnings – Erie Insurance Group	$(1)	$(9)	$(1)	$(10)

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through September 30, 2014 are comprised of partnership financial results for the fourth quarter of 2013 and first six months of 2014.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2014.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in millions)	Erie Insurance Group
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$3	$5	$10	$12
Change in fair value of limited partnerships accounted for under the fair value option	1	0	3	1
Equity in earnings of limited partnerships – Indemnity	$4	$5	$13	$13
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$26	$29	$83	$89
Change in fair value of limited partnerships accounted for under the fair value option	4	3	15	10
Equity in earnings of limited partnerships – Exchange	$30	$32	$98	$99
Equity in earnings of limited partnerships – Erie Insurance Group	$34	$37	$111	$112

We have provided summarized financial information in the following tables for the nine months ended September 30, 2014 and for the year ended December 31, 2013.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how management evaluates the investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through September 30, 2014 include partnership financial results for the fourth quarter of 2013 and the first two quarters of 2014.

	Erie Insurance Group
	As of and for the nine months ended September 30, 2014
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	24	$37	$(4)	$5
Greater than or equal to 10% but less than 50%	3	18	3	0
Greater than 50%	0	0	0	0
Total private equity	27	55	(1)	5
Mezzanine debt:
Less than 10%	11	11	0	2
Greater than or equal to 10% but less than 50%	3	5	0	0
Greater than 50%	1	0	0	0
Total mezzanine debt	15	16	0	2
Real estate:
Less than 10%	11	43	4	1
Greater than or equal to 10% but less than 50%	3	14	2	(1)
Greater than 50%	2	6	0	1
Total real estate	16	63	6	1
Total limited partnerships – Indemnity	58	$134	$5	$8
Exchange
Private equity:
Less than 10%	43	$371	$(3)	$34
Greater than or equal to 10% but less than 50%	3	76	14	2
Greater than 50%	0	0	0	0
Total private equity	46	447	11	36
Mezzanine debt:
Less than 10%	21	114	(1)	13
Greater than or equal to 10% but less than 50%	4	24	(2)	3
Greater than 50%	3	29	1	2
Total mezzanine debt	28	167	(2)	18
Real estate:
Less than 10%	21	220	15	12
Greater than or equal to 10% but less than 50%	6	80	5	1
Greater than 50%	2	25	(15)	17
Total real estate	29	325	5	30
Total limited partnerships – Exchange	103	$939	$14	$84
Total limited partnerships – Erie Insurance Group		$1,073	$19	$92

Per the limited partnership financial statements, total partnership assets were $45 billion and total partnership liabilities were $5 billion at September 30, 2014 (as recorded in the June 30, 2014 limited partnership financial statements).  For the nine months period comparable to that presented in the preceding table (fourth quarter of 2013 and first two quarters of 2014), total partnership valuation adjustment losses were $0.3 billion and total partnership net income was $6 billion.

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

Note 8.  Bank Line of Credit

As of September 30, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of September 30, 2014, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of September 30, 2014.  Bonds with a fair value of $112 million were pledged as collateral on the line at September 30, 2014.

As of September 30, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of September 30, 2014, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of September 30, 2014.  Bonds with a fair value of $329 million were pledged as collateral on the line at September 30, 2014.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of September 30, 2014.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at September 30, 2014.

Note 9.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At September 30, 2014, we recorded a net deferred tax liability of $463 million on our Consolidated Statements of Financial Position.  Of this amount, $2 million is a net deferred tax asset attributable to Indemnity and $465 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at September 30, 2014.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

A $15 million contribution was made to the defined benefit pension plan in the first quarter of 2014.  An additional $8 million contribution was made to the plan in the third quarter of 2014.

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries and a contingent liability, $25 million at September 30, 2014, exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost for benefits earned	$6	$7	$17	$20
Interest cost on benefits obligation	7	6	21	19
Expected return on plan assets	(8)	(8)	(24)	(23)
Prior service cost amortization	0	0	1	1
Net actuarial loss amortization	2	4	5	11
Pension plan cost (1)	$7	$9	$20	$28

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no conversions of Class B shares to Class A shares during the nine months ended September 30, 2014 and the year ended December 31, 2013. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  Indemnity had approximately $18 million of repurchase authority remaining under this program at September 30, 2014.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the nine months ended September 30, 2014:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2013	$6	$(65)	$(59)
Other comprehensive income before reclassifications, net of tax	4	0	4
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	(1)	0	(1)
Net current period other comprehensive income, net of tax	3	0	3
Balance at September 30, 2014	$9	$(65)	$(56)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the three and nine months ended September 30, 2014:

	Erie Insurance Group
	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$6	$24
Net impairment losses recognized in earnings	(1)	(1)
Income from operations before income taxes and noncontrolling interest	5	23
Provision for income taxes	1	8
Net income	4	15
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	4	14
Net income attributable to Indemnity	$0	$1

Amortization of postretirement plan items(2):
Net income attributable to Indemnity	$0	$0

Net income attributable to Indemnity	$0	$1

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2013 and for the nine months ended September 30, 2014:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2012	$642	$6,149	$6,791
Net income	163	885	1,048
Change in other comprehensive income (loss), net of tax	74	(218)	(144)
Net purchase of treasury stock	(32)	—	(32)
Dividends declared:
Class A $2.4125 per share	(112)	—	(112)
Class B $361.875 per share	(1)	—	(1)
Balance at December 31, 2013	$734	$6,816	$7,550
Net income	142	178	320
Change in other comprehensive income, net of tax	3	71	74
Net purchase of treasury stock	(19)	—	(19)
Dividends declared:
Class A $1.905 per share	(88)	—	(88)
Class B $285.75 per share	(1)	—	(1)
Balance at September 30, 2014	$771	$7,065	$7,836

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $25 million related to its limited partnership investments at September 30, 2014.  These commitments are split among private equity securities of $11 million, mezzanine debt securities of $9 million, and real estate activities of $5 million.  These commitments will be funded as required by the partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $454 million related to its limited partnership investments at September 30, 2014.  These commitments are split among private equity securities of $151 million, mezzanine debt securities of $194 million, and real estate activities of $109 million.  These commitments will be funded as required by the partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At September 30, 2014
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$563	$8,902	$—	$9,465
Equity securities	25	917	—	942
Trading securities, at fair value	—	3,125	—	3,125
Limited partnerships	134	939	—	1,073
Other invested assets	1	20	—	21
Total investments	723	13,903	—	14,626
Cash and cash equivalents	45	334	—	379
Premiums receivable from policyholders	—	1,323	—	1,323
Reinsurance recoverable	—	165	—	165
Deferred income tax asset	2	0	—	2
Deferred acquisition costs	—	603	—	603
Other assets	114	366	—	480
Receivables from the Exchange and other affiliates	343	—	(343)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,252	$16,694	$(368)	$17,578
Liabilities
Losses and loss expense reserves	$—	$3,933	$—	$3,933
Life policy and deposit contract reserves	—	1,801	—	1,801
Unearned premiums	—	2,896	—	2,896
Deferred income tax liability	0	465	—	465
Other liabilities	481	534	(368)	647
Total liabilities	481	9,629	(368)	9,742
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	771	—	—	771
Noncontrolling interest in consolidated entity – Exchange	—	7,065	—	7,065
Total equity	771	7,065	—	7,836
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,252	$16,694	$(368)	$17,578

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2013
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$526	$8,162	$—	$8,688
Equity securities	50	819	—	869
Trading securities, at fair value	—	3,202	—	3,202
Limited partnerships	146	940	—	1,086
Other invested assets	1	20	—	21
Total investments	723	13,143	—	13,866
Cash and cash equivalents	49	403	—	452
Premiums receivable from policyholders	—	1,167	—	1,167
Reinsurance recoverable	—	172	—	172
Deferred income tax asset	2	0	—	2
Deferred acquisition costs	—	566	—	566
Other assets	114	337	—	451
Receivables from the Exchange and other affiliates	300	—	(300)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,213	$15,788	$(325)	$16,676
Liabilities
Losses and loss expense reserves	$—	$3,747	$—	$3,747
Life policy and deposit contract reserves	—	1,758	—	1,758
Unearned premiums	—	2,598	—	2,598
Deferred income tax liability	0	450	—	450
Other liabilities	479	419	(325)	573
Total liabilities	479	8,972	(325)	9,126
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	734	—	—	734
Noncontrolling interest in consolidated entity – Exchange	—	6,816	—	6,816
Total equity	734	6,816	—	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,213	$15,788	$(325)	$16,676

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $340 million and $296 million at September 30, 2014 and December 31, 2013, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $3 million and $4 million at September 30, 2014 and December 31, 2013, respectively.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For each of the nine months ended September 30, 2014 and 2013, Indemnity recognized interest income on the note of $1.3 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Management operations:
Management fee revenue, net	$362	$333	$1,047	$965
Service agreement revenue	8	8	23	23
Total revenue from management operations	370	341	1,070	988
Cost of management operations	308	281	882	820
Income from management operations before taxes	62	60	188	168
Investment operations:
Net investment income	4	4	12	11
Net realized gains on investments	0	1	1	1
Net impairment losses recognized in earnings	0	0	0	0
Equity in earnings of limited partnerships	4	5	13	13
Income from investment operations before taxes	8	10	26	25
Income from operations before income taxes	70	70	214	193
Provision for income taxes	23	24	72	66
Net income attributable to Indemnity	$47	$46	$142	$127

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Nine months ended September 30,
	2014	2013
Management fee received	$1,011	$933
Service agreement fee received	23	23
Net investment income received	16	16
Limited partnership distributions	12	18
Decrease in reimbursements collected from affiliates	(7)	(8)
Commissions and bonuses paid to agents	(576)	(521)
Salaries and wages paid	(116)	(110)
Pension contribution and employee benefits paid	(42)	(33)
General operating expenses paid	(140)	(124)
Income taxes paid	(70)	(62)
Net cash provided by operating activities	111	132
Net cash used in investing activities	(6)	(33)
Net cash used in financing activities	(109)	(78)
Net (decrease) increase in cash and cash equivalents	(4)	21
Cash and cash equivalents at beginning of period	49	12
Cash and cash equivalents at end of period	$45	$33

Note 16.  Subsequent Events

No items were identified in the period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three months ended September 30,

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Management operations:
Management fee revenue, net	$362	$333	$—	$—	$(362)	$(333)	$—	$—
Service agreement revenue	8	8	—	—	—	—	8	8
Total revenue from management operations	370	341	—	—	(362)	(333)	8	8
Cost of management operations	308	281	—	—	(308)	(281)	—	—
Income from management operations before taxes	62	60	—	—	(54)	(52)	8	8
Property and casualty insurance operations:
Net premiums earned	—	—	1,333	1,221	—	—	1,333	1,221
Losses and loss expenses	—	—	908	841	(1)	(1)	907	840
Policy acquisition and underwriting expenses	—	—	387	356	(56)	(54)	331	302
Income from property and casualty insurance operations before taxes	—	—	38	24	57	55	95	79
Life insurance operations:(1)
Total revenue	—	—	48	47	0	(1)	48	46
Total benefits and expenses	—	—	38	37	0	0	38	37
Income from life insurance operations before taxes	—	—	10	10	0	(1)	10	9
Investment operations:(1)
Net investment income	4	4	90	83	(3)	(2)	91	85
Net realized gains (losses) on investments	0	1	(88)	188	—	—	(88)	189
Net impairment losses recognized in earnings	0	0	0	(9)	—	—	0	(9)
Equity in earnings of limited partnerships	4	5	30	32	—	—	34	37
Income from investment operations before taxes	8	10	32	294	(3)	(2)	37	302
Income from operations before income taxes and noncontrolling interest	70	70	80	328	—	—	150	398
Provision for income taxes	23	24	19	107	—	—	42	131
Net income	$47	$46	$61	$221	$—	$—	$108	$267

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

Net income in the third quarter of 2014 was primarily impacted by lower earnings from our investment operations, offset somewhat by improved results from our property and casualty insurance operations, compared to the third quarter of 2013.

Our investment operations generated realized losses in the third quarter of 2014 compared to realized gains in the third quarter of 2013, primarily due to decreases in fair value of common stocks compared to increases in fair value of common stocks during the third quarter of 2013, offset somewhat by a decrease in impairment losses and an increase in net investment income.

Losses from the Exchange’s property and casualty insurance operations increased in the third quarter of 2014 due to a few large commercial property claims combined with less favorable development on prior accident year loss reserves, offset somewhat by a decrease in catastrophe losses. The Exchange’s property and casualty insurance operations experienced a 9.2% increase in earned premium in the third quarter of 2014, driven by increases in policies in force and the average premium per policy.

Nine months ended September 30,

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Management operations:
Management fee revenue, net	$1,047	$965	$—	$—	$(1,047)	$(965)	$—	$—
Service agreement revenue	23	23	—	—	—	—	23	23
Total revenue from management operations	1,070	988	—	—	(1,047)	(965)	23	23
Cost of management operations	882	820	—	—	(882)	(820)	—	—
Income from management operations before taxes	188	168	—	—	(165)	(145)	23	23
Property and casualty insurance operations:
Net premiums earned	—	—	3,899	3,573	—	—	3,899	3,573
Losses and loss expenses	—	—	3,016	2,495	(4)	(4)	3,012	2,491
Policy acquisition and underwriting expenses	—	—	1,132	1,032	(173)	(151)	959	881
(Loss) income from property and casualty insurance operations before taxes	—	—	(249)	46	177	155	(72)	201
Life insurance operations:(1)
Total revenue	—	—	144	139	(1)	(2)	143	137
Total benefits and expenses	—	—	111	105	0	0	111	105
Income from life insurance operations before taxes	—	—	33	34	(1)	(2)	32	32
Investment operations:(1)
Net investment income	12	11	263	243	(11)	(8)	264	246
Net realized gains on investments	1	1	95	492	—	—	96	493
Net impairment losses recognized in earnings	0	0	0	(9)	—	—	0	(9)
Equity in earnings of limited partnerships	13	13	97	98	—	—	110	111
Income from investment operations before taxes	26	25	455	824	(11)	(8)	470	841
Income from operations before income taxes and noncontrolling interest	214	193	239	904	—	—	453	1,097
Provision for income taxes	72	66	61	297	—	—	133	363
Net income	$142	$127	$178	$607	$—	$—	$320	$734

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

Net income in the first nine months of 2014 was primarily impacted by lower earnings from our investment operations and losses experienced in our property and casualty insurance operations, compared to gains in the first nine months of 2013.

Our investment operations generated lower levels of net realized gains on investments during the first nine months of 2014, primarily due to decreases in fair value of common stocks compared to increases in fair value of common stocks in the first nine months of 2013, offset somewhat by an increase in net investment income and a decrease in impairment losses.

Losses from the Exchange’s property and casualty insurance operations increased in the first nine months of 2014 due to a higher volume of non-catastrophe weather related claims and an increase in catastrophe losses. The Exchange’s property and casualty insurance operations experienced a 9.2% increase in earned premium in the first nine months of 2014, driven by increases in policies in force and the average premium per policy.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$47	$45	$141	$126
Net realized gains and impairments on investments	0	1	1	1
Income tax expense	0	0	0	0
Realized gains and impairments, net of income taxes	0	1	1	1
Net income attributable to Indemnity	$47	$46	$142	$127

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.90	$0.86	$2.70	$2.40
Net realized gains and impairments on investments	0.00	0.01	0.02	0.01
Income tax expense	0.00	0.00	(0.01)	0.00
Realized gains and impairments, net of income taxes	0.00	0.01	0.01	0.01
Net income attributable to Indemnity	$0.90	$0.87	$2.71	$2.41

Summary of Results – Indemnity Shareholder Interest

Three months ended September 30,
Net income attributable to Indemnity Class A per share-diluted was $0.90 per share in the third quarter of 2014, compared to $0.87 per share in the third quarter of 2013.

Operating income attributable to Indemnity Class A per share-diluted (excluding net realized gains or losses, impairments on investments, and related taxes) was $0.90 per share in the third quarter of 2014, compared to $0.86 per share in the third quarter of 2013.

Nine months ended September 30,
Net income attributable to Indemnity Class A per share-diluted was $2.71 per share for the nine months ended September 30, 2014, compared to $2.41 per share for the nine months ended September 30, 2013.

Operating income attributable to Indemnity Class A per share-diluted (excluding net realized gains or losses, impairments on investments, and related taxes) was $2.70 per share for the nine months ended September 30, 2014, compared to $2.40 per share for the nine months ended September 30, 2013.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of over 2,200 independent agencies, with nearly 10,900 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

Geographic expansion is also a component of the Property and Casualty Group's premium growth strategy. The Property and Casualty Group expects to begin writing personal passenger automobile, home insurance, and personal excess liability insurance in Kentucky for the Erie Insurance Group in the fourth quarter of 2014.

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

Life insurance operations
EFL generates revenues through the sale of its individual and group life insurance policies and fixed annuities.  These products provide our property and casualty agency force an opportunity to cross-sell both personal and commercial accounts.  EFL’s profitability depends principally on the ability to develop, price, and distribute insurance products, attract and retain deposit funds, generate investment returns, and manage expenses.  Other drivers include mortality and morbidity experience, persistency experience to enable the recovery of acquisition costs, maintenance of interest spreads over the amounts credited to deposit funds, and the maintenance of strong ratings from rating agencies. EFL expects to begin writing life insurance and annuity products in Kentucky for the Erie Insurance Group in the fourth quarter of 2014.

Earnings on life insurance related invested assets are integral to the evaluation of the life insurance operations because of the long duration of life products.  On that basis, for presentation purposes, the life insurance operations segment discussion includes the life insurance related investment results.  However, also for presentation purposes, the segment footnote and the investment operations segment discussion include the life insurance investment results as part of the Exchange’s investment results.

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

Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2014	2013	% Change		2014	2013	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$362	$333	8.8%		$1,047	$965	8.5%
Service agreement revenue	8	8	NM		23	23	NM
Total revenue from management operations	370	341	8.5		1,070	988	8.3
Cost of management operations	308	281	10.0		882	820	7.7
Income from management operations – Indemnity (1)	$62	$60	1.3%		$188	$168	11.2%
Gross margin	16.5%	17.7%	(1.2)	pts.	17.5%	17.1%	0.4	pts.

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,449	$1,332	8.8%	$4,202	$3,873	8.5%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	363	333	8.8	1,051	968	8.5
Change in allowance for management fee returned on cancelled policies (1)	(1)	0	NM	(4)	(3)	NM
Management fee revenue, net of allowance	$362	$333	8.8%	$1,047	$965	8.5%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Management fee revenue increased $29 million, or 8.8%, in the third quarter of 2014, and $82 million, or 8.5%, in the first nine months of 2014, compared to the same respective periods in 2013. Direct written premium of the Property and Casualty Group increased 8.8% in the third quarter of 2014 and 8.5% in the first nine months of 2014, compared to the same respective periods in 2013, due to a 4.5% increase in policies in force and a 4.1% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.5% at September 30, 2014, 90.6% at December 31, 2013, and 90.7% at September 30, 2013.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2014 and 2013.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.   The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $8 million in both the third quarters of 2014 and 2013, and $23 million in both the nine months ended September 30, 2014 and 2013.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	% Change	2014	2013	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$208	$187	11.5%	$587	$538	9.3%
Non-commission expense:
Sales and advertising	$15	$15	NM	$45	$44	1.3
Underwriting and policy processing	31	29	5.0	95	89	6.4
Information technology	32	28	14.2	91	81	12.4
Customer service	7	6	NM	20	17	16.0
Administrative and other	15	16	NM	44	51	(12.5)
Total non-commission expense	100	94	7.1	295	282	4.5
Total cost of management operations	$308	$281	10.0%	$882	$820	7.7%

Commissions – Commissions increased $21 million in the third quarter of 2014 and $49 million for the nine months ended September 30, 2014, compared to the same respective periods in 2013. These increases were primarily a result of the 8.8% and 8.5%, respectively, increase in direct written premiums of the Property and Casualty Group. In the third quarter and first nine months of 2014, commission growth outpaced direct premium written growth primarily due to an increase in agent incentive costs.

Non-commission expense – Non-commission expense increased $6 million in the third quarter of 2014, compared to the third quarter of 2013.  Sales and advertising costs remained flat compared to the third quarter of 2013. Underwriting and policy processing costs increased $2 million due to the increased cost of underwriting reports and increased postage and printing costs. Information technology costs increased $4 million, which included $2 million of personnel costs and $2 million of professional fees. Customer service costs increased $1 million due to credit card processing fees.  Administrative and other expenses decreased $1 million due to a decrease in personnel costs, primarily from decreased employee incentive plan costs related to underwriting performance and decreased pension costs.

Non-commission expense increased $13 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  Sales and advertising costs increased $1 million due to advertising costs. Underwriting and policy processing costs increased $6 million due to the increased cost of underwriting reports, postage expense and personnel costs. Information technology costs increased $10 million, which included $5 million in professional fees, $3 million in personnel costs, and $2 million in hardware costs. Customer service costs increased $3 million due to an increase of $2 million in credit card processing fees and $1 million in personnel costs.  Administrative and other expenses decreased $7 million due to a $5 million decrease in personnel costs, primarily from decreased employee incentive plan costs related to underwriting performance and decreased pension costs, and a $2 million decrease in professional fees.

Gross margin
The gross margin in the third quarter of 2014 was 16.5%, compared to 17.7% in the third quarter of 2013, and was 17.5% for the nine months ended September 30, 2014, compared to 17.1% for the nine months ended September 30, 2013.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 11 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2014	2013	% Change		2014	2013	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,449	$1,332	8.8%		$4,202	$3,873	8.5%
Reinsurance premium – assumed and ceded	(5)	(7)	NM		(21)	(23)	10.6
Net written premium	1,444	1,325	9.0		4,181	3,850	8.6
Change in unearned premium	(111)	(104)	(6.5)		(282)	(277)	(1.6)
Net premiums earned	1,333	1,221	9.2		3,899	3,573	9.2
Losses and loss expenses:
Current accident year, excluding catastrophe losses	888	815	8.8		2,681	2,372	13.0
Current accident year catastrophe losses	51	70	NM		388	142	NM
Prior accident years, including prior year catastrophe losses	(31)	(44)	29.9		(53)	(19)	NM
Losses and loss expenses	908	841	7.9		3,016	2,495	20.9
Policy acquisition and other underwriting expenses	387	356	8.7		1,132	1,032	9.7
Total losses and expenses	1,295	1,197	8.1		4,148	3,527	17.6
Underwriting income (loss) – Exchange(1)	$38	$24	62.4%		$(249)	$46	NM	%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	66.6%	66.8%	(0.2)	pts.	68.7%	66.3%	2.4	pts.
Current accident year catastrophe loss ratio	3.8	5.7	(1.9)		10.0	4.0	6.0
Prior accident year loss ratio, including prior year catastrophe losses	(2.3)	(3.6)	1.3		(1.4)	(0.5)	(0.9)
Total loss and loss expense ratio	68.1	68.9	(0.8)		77.3	69.8	7.5
Policy acquisition and other underwriting expense ratio	29.0	29.2	(0.2)		29.0	28.9	0.1
Combined ratio	97.1%	98.1%	(1.0)	pts.	106.3%	98.7%	7.6	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 8.8% to $1.4 billion in the third quarter of 2014, from $1.3 billion in the third quarter of 2013, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.5% in the third quarter of 2014 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 4.7% in the third quarter of 2013.  The year-over-year average premium per policy for all lines of business increased 4.1% at September 30, 2014, compared to 4.7% at September 30, 2013.

Premiums generated from new business increased 8.8% to $189 million in the third quarter of 2014, compared to an increase of 21.8% in the third quarter of 2013.  Underlying the trend in new business premiums was a 5.6% increase in new business policies written in the third quarter of 2014, compared to 19.4% in the third quarter of 2013, while the year-over-year average premium per policy on new business increased 1.9% at September 30, 2014, compared to 3.3% at September 30, 2013.

Premiums generated from renewal business increased 8.8% to $1.3 billion in the third quarter of 2014, compared to an increase of 8.0% to $1.2 billion in the third quarter of 2013.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios.  The renewal business year-over-year average premium per policy increased 4.4% at September 30, 2014, compared to 5.0% at September 30, 2013.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.5% at September 30, 2014, 90.6% at December 31, 2013, and 90.7% at September 30, 2013.

Personal lines – Total personal lines premiums written increased 8.2% to $1.1 billion in the third quarter of 2014, from $984 million in the third quarter of 2013, driven by an increase of 4.4% in the total personal lines policies in force and an increase of 3.6% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 7.1% in the third quarter of 2014, compared to 28.4% in the third quarter of 2013, driven by increases in new business policies written seen across all major personal lines of business and average premium per policy.  Personal lines new business policies written increased 5.3% in the third quarter of 2014, compared to 21.1% in the third quarter of 2013, while the year-over-year average premium per policy on personal lines new business increased 3.2% at September 30, 2014, compared to 5.2% at September 30, 2013.

•
Private passenger auto new business premiums written increased 8.7% in the third quarter of 2014, compared to 32.3% in the third quarter of 2013.  New business policies written for private passenger auto increased 6.2% in the third quarter of 2014, compared to 27.1% in the third quarter of 2013, while the new business year-over-year average premium per policy for private passenger auto increased 3.5% at September 30, 2014, compared to 3.3% at September 30, 2013.

•
Homeowners new business premiums written increased 3.2% in the third quarter of 2014, compared to 22.9% in the third quarter of 2013.  New business policies written for homeowners increased 0.9% in the third quarter of 2014, compared to an increase of 16.3% in the third quarter of 2013.  The new business year-over-year average premium per policy for homeowners increased 3.7% at September 30, 2014, compared to 7.2% at September 30, 2013.

Renewal premiums written on personal lines increased 8.3% in the third quarter of 2014, compared to 6.7% in the third quarter of 2013, driven by increases in average premium per policy and steady policy retention ratios.  The year-over-year average premium per policy on personal lines renewal business increased 3.7% at September 30, 2014, compared to 3.9% at September 30, 2013.  The personal lines year-over-year policy retention ratio was 91.0% at September 30, 2014, 91.2% at December 31, 2013, and 91.3% at September 30, 2013.

•
Private passenger auto renewal premiums written increased 6.6% in the third quarter of 2014, compared to 4.1% in the third quarter of 2013.  The year-over-year average premium per policy on private passenger auto renewal business increased 1.8% at September 30, 2014, compared to 1.6% at September 30, 2013.  The private passenger auto year-over-year policy retention ratio was 91.8% at September 30, 2014, and 92.1% at December 31, 2013 and September 30, 2013.

•
Homeowners renewal premiums written increased 10.9% in the third quarter of 2014, compared to 11.0% in the third quarter of 2013.  The year-over-year average premium per policy on homeowners renewal business increased 7.3% at September 30, 2014, compared to 8.6% at September 30, 2013.  The homeowners year-over-year policyholder retention ratio was 89.9% at September 30, 2014, 90.1% at December 31, 2013, and 90.3% at September 30, 2013.

Commercial lines – Total commercial lines premiums written increased 10.6% to $385 million in the third quarter of 2014, from $348 million in the third quarter of 2013, driven by a 4.6% increase in the total commercial lines policies in force and a 5.2% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 12.4% in the third quarter of 2014, compared to an increase of 9.8% in the third quarter of 2013, driven by increases in new business policies written seen across all major commercial lines of business and average premium per policy. Commercial lines new business policies written increased 7.7% in the third quarter of 2014, compared to an increase of 10.2% in the third quarter of 2013, while the year-over-year average premium per policy on commercial lines new business increased 0.9% at September 30, 2014, compared to an increase of 5.9% at September 30, 2013.

Renewal premiums for commercial lines increased 10.2% in the third quarter of 2014, compared to an increase of 12.0% in the third quarter of 2013, driven by increases in average premium per policy and steady policy retention ratios.  The combined impact of these increases was seen primarily in the commercial multi-peril, commercial auto and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 5.9% at September 30, 2014, compared to 6.9% at September 30, 2013.  The year-over-year policy retention ratio for commercial lines was 86.7% at September 30, 2014 and December 31, 2013, and 86.5% at September 30, 2013.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group. At September 30, 2014, we had over 2,200 agencies with nearly 10,900 licensed property and casualty representatives. The Property and Casualty Group expects to begin writing personal passenger automobile, home insurance, and personal excess liability insurance in Kentucky for the Erie Insurance Group in the fourth quarter of 2014.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 66.6% in the third quarter of 2014, compared to 66.8% in the third quarter of 2013, and was 68.7% for the nine months ended September 30, 2014, compared to 66.3% for the nine months ended September 30, 2013. The higher ratio for the first nine months of 2014 was driven primarily by a higher volume of non-catastrophe weather related claims resulting from more severe winter weather experienced in the first quarter and a few large commercial property claims, compared to the first nine months of 2013.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $51 million in the third quarter of 2014, compared to $70 million in the third quarter of 2013, and contributed 3.8 points and 5.7 points, respectively, to the loss ratios. For the nine months ended September 30, 2014, catastrophe losses for the current accident year totaled $388 million, compared to $142 million for the nine months ended September 30, 2013, and contributed 10.0 points and 4.0 points, respectively, to the loss ratios. For the nine months ended September 30, 2014, catastrophe losses primarily resulted from many smaller events across our footprint and one large hail event in Pennsylvania.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(35)	$(45)	$(62)	$(16)
Assumed reinsurance business	2	2	12	5
Ceded reinsurance business	2	(1)	(3)	(8)
Total prior year loss development	$(31)	$(44)	$(53)	$(19)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the third quarter of 2014, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $35 million that improved the combined ratio by 2.6 points, compared to favorable development of $45 million in the third quarter of 2013 that contributed 3.7 points to the combined ratio. For the nine months ended September 30, 2014, favorable development of direct prior accident year loss reserves totaled $62 million and improved the combined ratio by 1.6 points, compared to favorable development of $16 million that contributed 0.5 points for the nine months ended September 30, 2013.

The favorable development in the first nine months of 2014 was primarily due to the workers compensation, commercial multi-peril and personal auto lines of business, offset somewhat by adverse development in the commercial auto line of business. In the first nine months of 2013, the favorable development was primarily related to the homeowners and personal auto lines of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed reinsurance business totaling $2 million in the third quarter of 2014 and 2013. In the first nine months of 2014, adverse development on prior accident year loss reserves for the assumed reinsurance business totaled $12 million, compared to adverse development of $5 million in the first nine months of 2013.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries decreased by $2 million in the third quarter of 2014 and increased by $1 million in the third quarter of 2013, and increased by $3 million and $8 million in the first nine months of 2014 and 2013, respectively.  An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  In the first nine months of 2014, the increase in ceded recoveries was primarily due to adverse development related to the commercial multi-peril line of business, whereas the increase in the first nine months of 2013 was primarily due to adverse development related to the pre-1986 automobile massive injury claims and in the commercial multi-peril and business catastrophe liability lines of business.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio decreased 0.2 points to 29.0% in the third quarter of 2014, from 29.2% in the third quarter of 2013, and increased 0.1 points to 29.0% for the nine months ended September 30, 2014, from 28.9% for the nine months ended September 30, 2013. The management fee rate was 25% for the periods ended September 30, 2014 and 2013.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 10 states and the District of Columbia.  EFL expects to begin writing life insurance and annuity products in Kentucky for the Erie Insurance Group in the fourth quarter of 2014. A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	% Change	2014	2013	% Change
	(Unaudited)			(Unaudited)
Individual and group life premiums, gross	$31	$30	6.3%	$93	$90	4.9%
Reinsurance premiums – ceded	(9)	(9)	NM	(29)	(30)	2.1
Individual and group life premiums, net	22	21	11.1	64	60	8.4
Other revenue	0	0	NM	1	1	NM
Total net policy revenue	22	21	10.7	65	61	8.4
Net investment income	24	24	NM	71	70	1.5
Net realized gains on investments	3	2	49.1	8	8	NM
Impairment losses recognized in earnings	(1)	0	NM	(1)	(1)	NM
Equity in earnings of limited partnerships	0	0	NM	1	1	NM
Total revenues	48	47	7.9	144	139	4.5
Benefits and other changes in policy reserves	28	28	1.2	83	80	4.0
Amortization of deferred policy acquisition costs	4	3	6.3	10	9	5.4
Other operating expenses	6	6	NM	18	16	13.2
Total benefits and expenses	38	37	3.1	111	105	5.5
Income before taxes – Exchange(1)	$10	$10	NM %	$33	$34	NM %

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 6.3% to $31 million in the third quarter 2014, from $30 million in the third quarter of 2013.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $9 million in both the third quarters of 2014 and 2013. For the nine months ended September 30, 2014, compared to 2013, gross policy revenues totaled $93 million and $90 million, respectively, while ceded reinsurance premiums totaled $29 million and $30 million for the nine months ended September 30, 2014 and 2013, respectively.

Annuity and universal life premiums that are recorded as deposits totaled $18 million and $13 million in the third quarters of 2014 and 2013, respectively, and $50 million and $45 million for the nine months ended September 30, 2014 and 2013, respectively, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL's investment revenue remained relatively flat in the third quarter and first nine months of 2014, compared to the third quarter and first nine months of 2013. See the “Investment Operations” segment discussion that follows for further information.

Benefits and expenses
In the third quarter and first nine months of 2014, total benefits and expenses were primarily impacted by an increase in death benefits and future life policy benefits, offset somewhat by a decrease in interest expense on annuity deposits compared to the third quarter and first nine months of 2013.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$4	$4	NM %	$12	$11	10.5%
Net realized gains on investments	0	1	NM	1	1	NM
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	4	5	(37.1)	13	13	NM
Net revenue from investment operations – Indemnity	$8	$10	(22.8)%	$26	$25	5.0%
Exchange
Net investment income	$114	$107	6.3%	$334	$313	6.6%
Net realized (losses) gains on investments	(85)	190	NM	103	500	(79.5)
Net impairment losses recognized in earnings	(1)	(9)	(90.4)	(1)	(10)	(87.7)
Equity in earnings of limited partnerships	30	32	(4.4)	98	99	(0.5)
Net revenue from investment operations – Exchange(1)	$58	$320	(81.7)%	$534	$902	(40.9)%
NM = not meaningful

(1)
The Exchange’s investment results for the third quarters of 2014 and 2013 include net investment revenues from EFL’s operations of $26 million for both periods. The Exchange’s investment results for the first nine months of 2014 and 2013 include net investment revenues from EFL’s operations of $79 million and $78 million, respectively

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income was unchanged in the third quarter of 2014, compared to the third quarter of 2013, while the Exchange’s net investment income increased $7 million.  Indemnity's net investment income increased $1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, while the Exchange's net investment income increased $21 million. The increase in net investment income for Indemnity was primarily due to higher invested balances, while the increases for the Exchange were primarily due to higher invested balances which more than offset lower investment yields.

Net realized gains on investments
Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of $0.1 million in the third quarter of 2014, compared to gains of $1 million in the third quarter of 2013, while the Exchange generated net realized losses of $85 million in the third quarter of 2014, compared to gains of $190 million in the third quarter of 2013. Indemnity generated net realized gains of $1 million for both the nine months ended September 30, 2014 and 2013, while the Exchange generated net realized gains of $103 million for the nine months ended September 30, 2014, compared to gains of $500 million for the nine months ended September 30, 2013.

Net realized gains for Indemnity during these periods primarily represented modest gains from sales of fixed maturity and equity securities. Net realized losses for the Exchange in the third quarter of 2014 were primarily due to decreases in fair value of common stocks compared to increases in fair value during the third quarter of 2013 reflecting the market conditions experienced during the periods. Similarly, net realized gains for the Exchange decreased for the nine months ended September 30, 2014 primarily due to decreases in fair value of common stocks compared to increases in fair value of common stocks during the nine months ended September 30, 2013.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity were less than $0.1 million for the third quarter of 2014, and $0.1 million for the nine months ended September 30, 2014, compared to net impairment losses of $0.2 million in the third quarter of 2013, and $0.3 million for the nine months ended September 30, 2013. Net impairment losses recorded in earnings for the Exchange were $1 million for both the third quarter of 2014 and the nine months ended September 30, 2014, compared to net impairment losses of $9 million for the third quarter of 2013, and $10 million for the nine months ended September 30, 2013. The impairment activity in 2013 for the Exchange was primarily due to an equity security in an unrealized loss position that we intended to sell prior to an expected recovery of fair value to cost. As a result an impairment charge was recorded in earnings during the third quarter of 2013.

Equity in earnings of limited partnerships
Indemnity’s equity in earnings of limited partnerships decreased $1 million in the third quarter of 2014, compared to the third quarter of 2013, while the Exchange’s equity in earnings of limited partnerships decreased $2 million.  Indemnity's equity in earnings of limited partnerships was unchanged for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, while the Exchange's equity in earnings of limited partnerships decreased $1 million. The decrease in earnings for both Indemnity and the Exchange during the third quarter of 2014 was due to lower earnings from mezzanine debt investments. The decrease in earnings for the Exchange during the nine months ended September 30, 2014 was due to lower earnings from mezzanine debt investments partially offset by modest increases in earnings from private equity and real estate investments.

A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$0	$1	$0	$1
Equity securities	0	0	1	0
Total net realized gains – Indemnity(1)	$0	$1	$1	$1
Exchange
Securities sold:
Fixed maturities	$6	$(16)	$15	$1
Equity securities	0	(9)	8	(5)
Common stock equity securities	84	82	196	223
Common stock (decreases) increases in fair value(2)	(175)	133	(116)	281
Total net realized gains – Exchange(1) (3)	$(85)	$190	$103	$500

(1)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(3)
The Exchange’s results for the third quarter of 2014 and 2013 include net realized gains from EFL’s operations of $3 million and $2 million, respectively. The Exchange’s results for the first nine months of 2014 and 2013 include net realized gains from EFL’s operations of $8 million for both periods.

The components of equity in earnings (losses) of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Indemnity	(Unaudited)		(Unaudited)
Private equity	$0	$0	$4	$2
Mezzanine debt	1	2	2	3
Real estate	3	3	7	8
Total equity in earnings of limited partnerships – Indemnity	$4	$5	$13	$13
Exchange
Private equity	$14	$14	$47	$46
Mezzanine debt	5	7	16	19
Real estate	11	11	35	34
Total equity in earnings of limited partnerships – Exchange (1)	$30	$32	$98	$99

(1)
The Exchange’s results for the third quarter of 2014 and 2013 include equity in earnings of limited partnerships from EFL's operations of $0.5 million and $0.1 million, respectively. The Exchange’s results for the first nine months of 2014 and 2013 include equity in earnings of limited partnerships from EFL's operations of $1 million for both periods.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2014 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2013 and first two quarters of 2014.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	September 30, 2014	% to total	December 31, 2013	% to total
Indemnity	(Unaudited)
Fixed maturities	$563	78%	$526	73%
Equity securities:
Preferred stock	12	2	25	3
Common stock	13	2	25	3
Limited partnerships:
Private equity	55	7	62	9
Mezzanine debt	16	2	20	3
Real estate	63	9	64	9
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$723	100%	$723	100%
Exchange
Fixed maturities	$8,902	64%	$8,162	62%
Equity securities:
Preferred stock	720	5	621	5
Common stock	3,322	24	3,400	26
Limited partnerships:
Private equity	447	3	463	4
Mezzanine debt	167	1	172	1
Real estate	325	3	305	2
Life policy loans	18	0	17	0
Real estate mortgage loans	2	0	3	0
Total investments – Exchange	$13,903	100%	$13,143	100%
Total investments – Erie Insurance Group	$14,626		$13,866

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $231 million, or 41%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 17%, of the fixed maturity portfolio for the Exchange at September 30, 2014.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $8 million at September 30, 2014, compared to $5 million at December 31, 2013.  At September 30, 2014, the Exchange had net unrealized gains on fixed maturities of $304 million, compared to $234 million at December 31, 2013.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At September 30, 2014
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$3	$3	$4	$10
Communications	0	0	0	15	8	23
Consumer	0	0	10	16	25	51
Energy	0	0	0	9	9	18
Financial	0	8	46	40	7	101
Government-municipal	104	98	28	1	0	231
Industrial	0	0	1	5	8	14
Structured securities(2)	28	25	20	17	1	91
Technology	0	0	0	4	3	7
Utilities	0	0	9	7	1	17
Total – Indemnity	$132	$131	$117	$117	$66	$563
Exchange
Basic materials	$0	$0	$59	$199	$71	$329
Communications	0	0	237	328	89	654
Consumer	0	35	347	736	176	1,294
Diversified	0	0	14	0	2	16
Energy	7	67	131	463	85	753
Financial	1	157	998	1,653	173	2,982
Foreign government	0	10	5	0	0	15
Government-municipal	424	852	182	25	0	1,483
Government sponsored entity	0	4	0	0	0	4
Industrial	0	11	69	277	59	416
Structured securities(2)	46	130	32	25	0	233
Technology	0	33	61	90	22	206
U.S. Treasury	0	6	0	0	0	6
Utilities	0	3	137	342	29	511
Total – Exchange	$478	$1,308	$2,272	$4,138	$706	$8,902

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include asset-backed securities, collateral, lease and debt obligations, commercial mortgage-backed securities, and residential mortgage-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	September 30, 2014		December 31, 2013
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	0	0	3	0
Financial	7	0	16	0
Funds (1)	0	13	0	25
Utilities	4	0	5	0
Total – Indemnity	$12	$13	$25	$25
Exchange
Basic materials	$0	$78	$0	$86
Communications	6	281	6	352
Consumer	16	947	6	968
Diversified	0	18	2	14
Energy	0	219	0	205
Financial	595	579	518	538
Funds (1)	0	436	0	479
Government	0	0	2	0
Industrial	0	443	0	457
Technology	1	260	0	240
Utilities	102	61	87	61
Total – Exchange	$720	$3,322	$621	$3,400

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $13 million for Indemnity and $197 million for the Exchange at September 30, 2014, and $25 million for Indemnity and $198 million for the Exchange at December 31, 2013. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was $0.6 million at September 30, 2014, compared to an unrealized loss of less than $0.1 million at December 31, 2013. The net unrealized gain on equity securities classified as available-for-sale for the Exchange was $41 million at September 30, 2014, compared to an unrealized gain of $26 million at December 31, 2013.

Our common stocks classified as trading securities are measured at fair value with all changes in unrealized gains and losses reflected in the Consolidated Statements of Operations.

Limited partnerships
In the third quarter of 2014, investments in limited partnerships decreased for Indemnity and were nearly unchanged for the Exchange from the investment levels at December 31, 2013.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments for Indemnity was due to net distributions received from the partnerships which were partially offset by partnership earnings.  Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the third quarter of 2014 reflect the partnership activity experienced in the second quarter of 2014.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At September 30, 2014	At December 31, 2013
Indemnity	(Unaudited)
Private equity	$55	$62
Mezzanine debt	16	20
Real estate	63	64
Total limited partnerships – Indemnity	$134	$146
Exchange
Private equity	$447	$463
Mezzanine debt	167	172
Real estate	325	305
Total limited partnerships – Exchange	$939	$940

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

	Property and Casualty Group
(in millions)	At September 30, 2014	At December 31, 2013
	(Unaudited)
Gross reserve liability(1):
Personal auto	$1,232	$1,217
Automobile massive injury	334	345
Homeowners	327	271
Workers compensation	635	604
Workers compensation massive injury	86	94
Commercial auto	384	371
Commercial multi-peril	665	587
All other lines of business	181	170
Assumed reinsurance	89	88
Gross reserves	3,933	3,747
Less: reinsurance recoverable	146	156
Net reserve liability — Exchange	$3,787	$3,591

(1)
Loss reserves are set at estimated ultimate costs, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $87 million at September 30, 2014 and $85 million at December 31, 2013.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 243 claimants requiring lifetime medical care, of which 95 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $280 million at September 30, 2014, which is net of $140 million of anticipated reinsurance recoverables, compared to $291 million at December 31, 2013, which is net of $148 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the nine months ended September 30:

(in millions)	Erie Insurance Group
	2014	2013
Net cash provided by operating activities	$549	$689
Net cash used in investing activities	(533)	(498)
Net cash used in financing activities	(89)	(56)
Net (decrease) increase in cash and cash equivalents	$(73)	$135

Net cash provided by operating activities totaled $549 million and $689 million for the first nine months of 2014 and 2013, respectively.  Decreased cash from operating activities for the first nine months of 2014 was driven primarily by increases in losses paid and loss expenses paid, commissions and bonuses paid to agents, and other underwriting and acquisition costs, combined with a decrease in limited partnership distributions received. Somewhat offsetting this decrease in cash provided was an increase in premiums collected by the Exchange, driven by the increase in premiums written, and an increase in net investment income received, combined with a decrease in income taxes paid, compared to the first nine months of 2013.

At September 30, 2014, we recorded a net deferred tax asset of $2 million attributable to Indemnity and a net deferred tax liability of $465 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at

September 30, 2014. In the first quarter of 2014, Indemnity received a tax refund of $1 million related to the 2006-2009 Internal Revenue Audit. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $533 million and $498 million for the first nine months of 2014 and 2013, respectively.  Investing activities in the first nine months of 2014 primarily included an increase in certain preferred stock purchases and limited partnership contributions, combined with decreased cash generated from fixed maturity, common stock and limited partnership sales and maturities, offset somewhat by a decrease in fixed maturity and common stock purchases combined with increased cash generated from preferred stock sales, compared to the first nine months of 2013.  At September 30, 2014, we had contractual commitments to invest up to $479 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $162 million, mezzanine debt securities was $203 million, and real estate activities was $114 million.

For a discussion of net cash used in financing activities, see the following section “Cash flow activities — Indemnity,” for the primary drivers of the financing cash flows related to the Indemnity shareholder interest.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the nine months ended September 30:

(in millions)	Indemnity Shareholder Interest
	2014	2013
Net cash provided by operating activities	$111	$132
Net cash used in investing activities	(6)	(33)
Net cash used in financing activities	(109)	(78)
Net (decrease) increase in cash and cash equivalents	$(4)	$21

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities totaled $111 million for the first nine months of 2014, compared to $132 million for the first nine months of 2013.  Decreased cash from operating activities for the first nine months of 2014 was primarily due to increases in commissions and bonuses paid to agents, general operating expenses, and employee wage and benefit costs. Somewhat offsetting this decrease in cash was an increase in management fee revenue received compared to the first nine months of 2013. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $576 million in the first nine months of 2014, compared to $521 million for the first nine months of 2013, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity made a $15 million contribution to its pension plan in the first quarter of 2014 and an additional $8 million contribution during the third quarter of 2014, compared to $17 million in the first quarter of 2013.  Indemnity’s policy for funding its pension plan is generally to contribute an amount equal to the greater of the IRS minimum required contribution or the target normal cost for the year plus interest to the date the contribution is made.  Indemnity is generally reimbursed approximately 56% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.

At September 30, 2014, Indemnity recorded a net deferred tax asset of $2 million.  There was no deferred tax valuation allowance recorded at September 30, 2014. In the first quarter of 2014, Indemnity received a tax refund of $1 million related to the 2006-2009 Internal Revenue Audit.

Net cash used in Indemnity’s investing activities totaled $6 million for the first nine months of 2014, compared to $33 million for the first nine months of 2013.  Indemnity’s first nine months of 2014 investing activities primarily included increased cash generated from the fixed maturity and equity security sales, somewhat offset by an increase in purchases of fixed maturities combined with decreased cash generated from fixed maturity calls, compared to the first nine months of 2013.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $25 million at September 30, 2014, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $11 million, mezzanine debt securities was $9 million, and real estate activities was $5 million.

Net cash used in Indemnity’s financing activities totaled $109 million for the first nine months of 2014, compared to $78 million for the first nine months of 2013.  The increase in cash used in financing activities for the first nine months of 2014 was driven by an increase in the cash outlay for dividends paid to shareholders and share repurchases. Dividends paid to shareholders totaled $89 million for the first nine months of 2014, compared to $56 million dividends paid for the first nine months of 2013.  Normally, the regular quarterly dividend declared by the Board at its December meeting of the previous year is paid in January, as it was in 2014. In 2013 however, the payment of the regular dividend normally made in January was accelerated and paid in December 2012, due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. Additionally, Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2014, compared to 2013.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

Indemnity repurchased 1,217 shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $0.1 million, based upon settlement date, in the third quarter of 2014.  During the first nine months of 2014, shares repurchased under this program totaled 276,390 at a total cost of $19.5 million. In the first nine months of 2013, shares repurchased under this program totaled 296,896 at a total cost of $21.5 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $18 million of repurchase authority remaining under this program at September 30, 2014, based upon trade date.

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

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through: 1) Indemnity’s cash and cash equivalents, which total approximately $45 million at September 30, 2014, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $410 million at September 30, 2014.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of September 30, 2014, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  Indemnity had no borrowings outstanding on its line of credit as of September 30, 2014. Bonds with a fair value of $112 million were pledged as collateral on the line at September 30, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios for Indemnity.  Indemnity was in compliance with its bank covenants at September 30, 2014.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through: 1) the Exchange’s cash and cash equivalents, which total approximately $334 million at September 30, 2014, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $11.9 billion at September 30, 2014.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of September 30, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of September 30, 2014, a total of $298.9 million remains available under the facility due to $1.1 million outstanding letters of credit, which reduce the availability for letters of credit to $23.9 million.  The Exchange had no borrowings outstanding on its line of credit as of September 30, 2014.  Bonds with a fair value of $329 million were pledged as collateral on the line at September 30, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios for the Exchange.  The Exchange was in compliance with its bank covenants at September 30, 2014.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine months ended September 30, 2014 and 2013, Indemnity recognized interest income on the note of $1.3 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine months ended September 30, 2014 and 2013, the Exchange recognized interest income on the note of $0.9 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2014.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Sullivan matter is currently proceeding before the Department and has been assigned to an Administrative Judge for determination. The parties agreed that an evidentiary hearing was not required and they entered into a stipulated record. The record in the Department is now closed and the Administrative Judge has entered a scheduling order requiring briefing to be completed by December 19, 2014. Oral argument before the Administrative Judge is scheduled for January 6, 2015.
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

Issuer Purchases of Equity Securities
The following table summarizes Indemnity’s Class A common stock repurchased each month, based upon trade date, during the quarter ended September 30, 2014:

(dollars in millions, except per share data) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – 31, 2014	0	$0.00	0	$18
August 1 – 31, 2014	0	0.00	0	18
September 1 – 30, 2014	0	0.00	0	18
Total	0		0

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

Erie Indemnity Company
(Registrant)

Date:	October 30, 2014	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO