Form 10-K
period 2014-12-31
ERIE INDEMNITY CO
filed 2015-02-26
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.8 billion of Class A non-voting common stock as of June 30, 2014. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

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

The Exchange, together with its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”), and Flagship City Insurance Company (“Flagship”), operate as a property and casualty insurer and are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 12 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and writes primarily private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.

Erie Family Life Insurance Company (“EFL”), a wholly owned subsidiary of the Exchange, operates as a life insurer that underwrites and sells individual and group life insurance policies and fixed annuities.

The Property & Casualty Group and EFL began writing private passenger automobile, home insurance, personal excess liability insurance, and life insurance and annuity products in Kentucky in the fourth quarter of 2014.

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

Property and casualty insurance operations – The Property and Casualty Group generates revenue, which accrues to the noncontrolling interest, by insuring preferred and standard risks, with personal lines comprising 71% of the 2014 direct written premiums and commercial lines comprising the remaining 29%.  The principal personal lines products based upon 2014 direct written premiums were private passenger automobile (43%) and homeowners (27%).  The principal commercial lines products based upon 2014 direct written premiums were commercial multi-peril (13%), commercial automobile (7%), and workers compensation (7%).

The members of the Property and Casualty Group pool underwriting results under an intercompany pooling agreement.  Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest, and ENY retains a 0.5% interest.

Historically, due to policy renewal and sales patterns, the Property and Casualty Group’s direct written premiums are greater in the second and third quarters than in the first and fourth quarters of the calendar year.  Property and casualty insurance premiums earned accounted for approximately 86% of our total consolidated revenue in 2014, 77% in 2013, and 80% in 2012.

The Property and Casualty Group is represented by nearly 2,200 independent agencies comprising over 11,000 licensed property and casualty representatives, which is our sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are fundamental to the Property and Casualty Group’s success.

The Property and Casualty Group writes business in Illinois, Indiana, Kentucky, Maryland, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, Wisconsin, and the District of Columbia.  The states of Pennsylvania, Maryland, Virginia, North Carolina and Ohio made up 74% of the Property and Casualty Group’s direct written premium in 2014.

While sales, underwriting, and policy issuance services are centralized at our home office, the Property and Casualty Group maintains 25 field offices throughout its operating region to provide claims services to policyholders and marketing support for the independent agencies that represent us.

The Property and Casualty Group ranked as the 12th largest automobile insurer in the United States based upon 2013 direct premiums written and as the 16th largest property and casualty insurer in the United States based upon 2013 total lines net premiums written according to A.M. Best Company.

Life insurance operations – Our life insurance operations generate revenue from the sale of individual and group life insurance policies and fixed annuities.  These products are offered through our property and casualty insurance agency force to provide an opportunity to cross-sell both personal and commercial accounts.  EFL writes business in 11 states including Illinois, Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia, Wisconsin, and the District of Columbia.  The state of Pennsylvania made up 46% of EFL’s 2014 premium and annuity considerations, with Maryland, Virginia, and Ohio making up nearly 10% each.

Investment operations – Our investment operations generate revenue from our fixed maturity, equity security, and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  We actively evaluate the portfolios for impairments.  We record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary, which includes consideration for intent to sell. Revenues and losses included in investment operations consist of net investment income, net realized gains and losses, net impairment losses recognized in earnings for our fixed maturity and preferred equity portfolios, and equity in earnings and losses from our limited partnership investments, which include private equity, mezzanine debt, and real estate limited partnerships.  The volatility inherent in the financial markets has the potential to impact our investment portfolio from time-to-time.  Net revenues from our investment operations accounted for approximately 12% of our total consolidated revenue in 2014, 21% in 2013, and 18% in 2012.

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

Employees
We employed nearly 4,700 full-time people at December 31, 2014.

Reserves for Property and Casualty Losses and Loss Expenses
Loss reserves are established to account for the estimated ultimate costs of losses and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.  While we exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred, these reserves are, by nature, only estimates and cannot be established with absolute certainty.  The factors which may potentially cause the greatest variation between current reserve estimates and the actual future paid amounts include unforeseen changes in statutory or case law altering the amounts to be paid on existing claim obligations, new medical procedures and/or drugs with costs significantly different from those seen in the past, inflation, and claims patterns on current business that differ significantly from historical claims patterns.  A discussion of our property and casualty loss reserve methodology can be found in and is referenced to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained within this report.

Losses and loss expense reserves are presented on the Consolidated Statements of Financial Position on a gross basis. The table that follows provides a reconciliation of our loss and loss expense reserve beginning and ending balances established for the Property and Casualty Group for the years ended December 31:

(in millions)	Property and Casualty Group
	2014	2013	2012
Losses and loss expense reserves, beginning of year – Gross	$3,747	$3,598	$3,499
Less: reinsurance recoverable, beginning of year	156	154	151
Losses and loss expense reserves, beginning of year – Net	3,591	3,444	3,348

Incurred losses and loss expenses related to:
Current accident year	3,969	3,379	3,494
Prior accident years	(116)	(19)	(115)
Total incurred losses and loss expenses	3,853	3,360	3,379

Paid losses and loss expenses related to:
Current accident year	2,513	2,007	2,166
Prior accident years	1,220	1,206	1,117
Total paid losses and loss expenses	3,733	3,213	3,283

Losses and loss expense reserves, end of year – Net	3,711	3,591	3,444
Add: reinsurance recoverable, end of year	142	156	154
Losses and loss expense reserves, end of year – Gross	$3,853	$3,747	$3,598

The Property and Casualty Group estimates loss reserves at ultimate cost except for workers compensation loss reserves, which are discounted on a nontabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania.  An interest rate of 2.5% is used to discount these reserves based upon the Property and Casualty Group’s historical workers compensation payout patterns.  Loss and loss expense reserves were reduced by $89 million, $85 million, and $85 million at December 31, 2014, 2013, and 2012, respectively, as a result of this discounting.

The Property and Casualty Group’s reserves for losses and loss expenses are reported net of receivables for salvage and subrogation which totaled $171 million, $149 million, and $150 million at December 31, 2014, 2013, and 2012, respectively.

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

The following table illustrates the change over time of our loss and loss expense reserve estimates established for the Property and Casualty Group at the end of the last ten calendar years:

	Property and Casualty Group Reserves for Unpaid Losses and Loss Expenses
(in millions)	At December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross liability for unpaid losses and loss expenses (LAE)	$3,779	$3,830	$3,684	$3,586	$3,598	$3,584	$3,499	$3,598	$3,747	$3,853
Gross liability re-estimated as of:
One year later	3,651	3,559	3,487	3,502	3,336	3,282	3,385	3,581	3,614
Two years later	3,508	3,467	3,409	3,320	3,068	3,216	3,389	3,456
Three years later	3,464	3,412	3,307	3,101	3,043	3,223	3,289
Four years later	3,437	3,358	3,111	3,084	3,053	3,152
Five years later	3,404	3,174	3,102	3,097	3,004
Six years later	3,224	3,170	3,113	3,062
Seven years later	3,225	3,189	3,087
Eight years later	3,243	3,173
Nine years later	3,240
Cumulative (deficiency) redundancy	$539	$657	$597	$524	$594	$432	$210	$142	$133	N/A
Gross liability for unpaid losses and LAE	$3,779	$3,830	$3,684	$3,586	$3,598	$3,584	$3,499	$3,598	$3,747	$3,853
Reinsurance recoverable on unpaid losses(1)	155	183	190	187	200	188	151	154	156	142
Net liability for unpaid losses and LAE	$3,624	$3,647	$3,494	$3,399	$3,398	$3,396	$3,348	$3,444	$3,591	$3,711

Cumulative amount of gross liability paid through:
One year later	$1,067	$1,019	$1,042	$1,033	$955	$1,042	$1,121	$1,212	$1,226
Two years later	1,630	1,621	1,573	1,538	1,474	1,591	1,705	1,819
Three years later	2,016	1,962	1,889	1,862	1,817	1,935	2,064
Four years later	2,235	2,147	2,079	2,070	2,018	2,152
Five years later	2,342	2,270	2,216	2,193	2,145
Six years later	2,427	2,368	2,291	2,274
Seven years later	2,500	2,423	2,348
Eight years later	2,542	2,470
Nine years later	2,575

(1)	Reinsurance recoverable on unpaid losses represents the related ceded amounts.

Government Regulation
Property and casualty insurers are subject to supervision and regulation in the states in which business is transacted.  The extent of such regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments.  Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency that must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of the limitations on investments, the approval of premium rates for property and casualty insurance, the provisions that insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, notice requirements for the cancellation of policies, and the approval of certain changes in control.  In addition, many states have enacted variations of competitive rate-making laws that allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval by the state insurance department.  State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of quarterly and annual reports relating to the financial condition of insurance companies.

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

ITEM 1A.     RISK FACTORS

Our business involves various risks and uncertainties, including, but not limited to those discussed in this section.  The risks and uncertainties described in the risk factors below, or any additional risk outside of those discussed below, could have a material adverse effect on our business, financial condition, operating results, cash flows, or liquidity if they were to develop into actual events.  This information should be considered carefully together with the other information contained in this report and in other reports and materials we file periodically with the Securities and Exchange Commissions.

Risk Factors Related to the Indemnity Shareholder Interest

If the management fee rate paid to Indemnity by the Exchange is reduced or if there is a significant decrease in the amount of premiums written or assumed by the Exchange, Indemnity revenues and profitability could be materially adversely affected.

Indemnity is dependent upon management fees paid by the Exchange, which represent its principal source of revenue.  Pursuant to the subscriber’s agreements with the policyholders at the Exchange, Indemnity may retain up to 25% of all premiums written or assumed by the Exchange.  Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  Accordingly, any reduction in direct premiums written by the Property and Casualty Group would have a negative effect on Indemnity’s revenues and net income.  See “Risk Factors Related to the Non-Controlling Interest Owned by the Exchange”, which includes our Property and Casualty Group and EFL insurance operations, within this section for a discussion of risks impacting direct written premium.

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

We necessarily collect, use, and hold data concerning individuals, businesses, strategic plans, and intellectual property. Threats to data security, including unauthorized access, cyber-attacks, and other computer related penetrations, expose us to additional costs for protection or remediation to secure our data in accordance with customer expectations and statutory and regulatory requirements, including data privacy laws. Preventative actions we take, or our third-party vendors take, to reduce the risk of cyber incidents and protect our information may be insufficient to prevent physical and electronic break-ins or other security breaches to our computer system. Additionally, a breach of security that results in unauthorized access to our data could expose us to an operational disruption, data loss, litigation, fines and penalties, increased compliance costs, and reputational damages. While we maintain cyber liability insurance to mitigate the amount of financial loss, our insurance coverage may not be sufficient to protect against all loss.

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

Indemnity’s investment portfolio is comprised principally of fixed-income maturities and limited partnerships.  At December 31, 2014, Indemnity’s investment portfolio consisted of approximately 80% fixed income securities, 16% limited partnerships, and 4% equity securities.

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

Currently, 41% of the fixed-income portfolio is invested in municipal securities.  The performance of the fixed-income portfolio is subject to a number of risks including, but not limited to:

•
Interest rate risk - the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates. A sustained low interest rate environment would pressure our net investment income.

•
Investment credit risk - the risk that the value of certain investments may decrease due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

•
Sector/Concentration risk - the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries. Events or developments that have a negative impact on any particular industry, group of related industries, or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated within those issuers, sectors, or industries.

•
Liquidity risk - the risk that Indemnity will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that Indemnity will not be able to sell them at all, when desired.  Disruptions in the financial markets or a lack of buyers for the specific securities that Indemnity is trying to sell, could prevent it from liquidating securities or cause a reduction in prices to levels that are not acceptable to Indemnity.

General economic conditions and other factors beyond our control can adversely affect the value of our equity investments and the realization of net investment income, or result in realized investment losses. In addition, downward economic trends also may have an adverse effect on our investment results by negatively impacting the business conditions and impairing credit for the issuers of securities held in their respective investment portfolios.  This could reduce fair values of investments and generate significant unrealized losses or impairment charges which may adversely affect our financial results.

In addition to the fixed-income securities, a significant portion of Indemnity’s portfolio is invested in limited partnerships.  At December 31, 2014, Indemnity had investments in limited partnerships of $113 million, or 9% of total assets.  In addition, Indemnity is obligated to invest up to an additional $24 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices, than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed-income securities, cash flows and return expectations are less predictable.  In addition, a portion of Indemnity’s limited partnership portfolio is invested in partnerships denominated in currencies other than the U.S. dollar, and therefore exposed to foreign exchange rate risk. Indemnity does not hedge its exposure to foreign exchange rate risk inherent in these investments.

The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, Indemnity’s financial statements at December 31, 2014, do not reflect market conditions experienced in the fourth quarter of 2014.

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

Indemnity recognizes management fees due from the Exchange as income when the premiums are written because at that time Indemnity has performed substantially all of the services it is required to perform, including sales, underwriting, and policy issuance activities.  However, such fees are not paid to Indemnity by the Exchange until the Exchange collects the premiums from policyholders.  As a result, Indemnity holds receivables for management fees since such fees are based upon premiums that have been written and assumed.  Indemnity also holds receivables from the Exchange for costs it pays on the Exchange’s behalf.  The receivable from the Exchange totaled $335 million or 25% of our total assets at December 31, 2014.

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

The primary sources of liquidity for Indemnity are management fees and cash flows generated from its investment portfolio.  In the event Indemnity’s current sources do not satisfy its liquidity needs, Indemnity has the ability to access its $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2014, or sell assets in its investment portfolio.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or, to a greater extent, it’s significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.

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

Indemnity faces a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating its businesses including the risk of class action lawsuits. Indemnity’s pending legal and regulatory actions include proceedings specific to Indemnity and others generally applicable to business practices in the industries in which it operates. In Indemnity’s operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, product design, product disclosure, policy issuance and administration, additional premium charges for premiums paid on a periodic basis, charging excessive or impermissible fees on products, recommending unsuitable products to customers, and breaching alleged fiduciary or other duties (including our obligations to indemnify directors and officers in connection with certain legal matters). Indemnity is also subject to litigation arising out of its general business activities such as its contractual and employment relationships. Plaintiffs in class action and other lawsuits against Indemnity may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. Indemnity is also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. Changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact Indemnity’s business, results of operations, or financial condition. See “Risk Factors Related to the Non-Controlling Interest Owned by the Exchange, which includes the Property and Casualty Group and EFL,” that follows for additional discussion of litigation risks.

Risk Factors Related to the NonControlling Interest Owned by the Exchange, which Includes the Property and Casualty Group and EFL

Deteriorating general economic conditions may have an adverse effect on our operating results and financial condition.

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

The Property and Casualty Group markets and sells its insurance products through independent, non-exclusive insurance agencies.  These agencies are not obligated to sell only the Property and Casualty Group’s insurance products, and generally also sell competitors’ insurance products.  We must offer insurance products that meet the needs of these agencies and their clients and maintain good relationships with these agencies.  The results of operations and business of the Property and Casualty Group could be adversely affected by the following:

•
Agencies’ marketing efforts not being maintained at their current levels or agencies binding the Property and Casualty Group to unacceptable insurance risks, failing to comply with established underwriting guidelines, or otherwise improperly marketing the Property and Casualty Group’s products.

•
Agencies placing business with competing insurers due to compensation arrangements, real or perceived product or price differences, ease of doing business, including the perception that our technology solutions do not match their needs, perceived delivery of customer service, or other reasons.

•	If the Property and Casualty Group is unsuccessful in maintaining and/or increasing the number of agencies in its independent agent distribution system.

•	Computer systems of our independent agencies experiencing cyber-attacks and other security breaches, loss or corruption of information, or systems failures or outages.

•	Consumer preferences, especially in personal lines insurance products, causing the insurance industry to migrate to a delivery system other than independent agencies.

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

If our third party service providers fail to perform as anticipated, we may experience operational difficulties, increased costs, reputational damage and a loss of business that may have an adverse effect on our results of operations or financial condition.

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

The property and casualty insurance industry is highly competitive on the basis of product, price, and service.  If competitors offer property and casualty products with more coverage and/or better service or offer lower rates, and we are unable to implement product or service improvements quickly enough to keep pace, the Property and Casualty Group’s ability to grow and renew its business may be adversely impacted. In addition, due to our focus on the automobile and homeowners insurance markets, we may be more sensitive to trends that could affect auto and home insurance coverages and rates over time. For example, if economic conditions, demographic trends, changing driving patterns, advancements in vehicle or home technology or safety features, or other factors, were to result in decreased demand for auto or home insurance or decreased auto or home insurance rates for an extended period, the automobile and homeowners insurance markets as a whole could shrink and our ability to generate revenue growth could be significantly impacted.

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

The financial performance of members of the Property and Casualty Group could be adversely affected by severe weather conditions or other catastrophic losses, including terrorism. The financial performance of EFL could be adversely affected by pandemic events.

The Property and Casualty Group’s insurance operations expose us to claims arising out of catastrophes. A single catastrophic occurrence or aggregation of multiple smaller occurrences could adversely affect the results of operations of members of the Property and Casualty Group. Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. The frequency and severity of these catastrophes is inherently unpredictable. Changing climate conditions have added to the unpredictability, frequency and severity of natural disasters and have created additional uncertainty as to future trends and exposures. We cannot predict the impact that changing climate conditions may have on our results of operations.

Our ability to appropriately manage catastrophe risk depends partially on catastrophe models that are based on historical data, current risk exposure, damageability assumptions and meteorological assumption. The unpredictability of some of these inputs and the long-term impact of climate change create uncertainty in the frequency and severity of future events.

The Property and Casualty Group maintains an excess property catastrophe reinsurance program which became effective January 1, 2015. The multi-layer program affords coverage up to a $1.1 billion catastrophe, providing a total of $682 million in coverage excess of the Property and Casualty Group’s per occurrence loss retention of $300 million. If a major catastrophic loss exceeds the reinsurance limit, this catastrophe reinsurance could be inadequate resulting in an adverse effect on the Property and Casualty Group’s underwriting profitability and financial position. There is also a risk that the reinsurance counterparties could default on their obligations.

Terrorist attacks could also cause losses from insurance claims related to the property and casualty insurance operations. The federal Terrorism Risk Insurance Program Reauthorization Act ("TRIA") of 2015 requires that some coverage for terrorist losses be offered by primary commercial property insurers and provides federal assistance for recovery of claims.  While the Property and Casualty Group is exposed to terrorism losses in commercial lines and workers compensation, these lines are afforded a limited backstop above insurer deductibles for acts of terrorism under this federal program.  There is no federal assistance for personal lines terrorism losses. The Property and Casualty Group could incur large net losses if terrorist attacks were to occur. The current federal TRIA expires at the end of 2020.

An epidemic or pandemic affecting one or more of the states in which EFL conducts substantial business could adversely affect its financial and operational results, particularly if the event affected a broad range of the population.

The inability to acquire reinsurance coverage at reasonable rates or collect amounts due from reinsurers could have an adverse effect on the Exchange.

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

Although the reinsurer is liable to the Property and Casualty Group to the extent of the ceded reinsurance, reinsurance contracts do not relieve the Property and Casualty Group from its primary obligations to its policyholders.  As a result, ceded reinsurance arrangements do not eliminate the Property and Casualty Group’s obligation to pay claims.  The Property and Casualty Group is subject to credit risk with respect to its ability to recover amounts due from reinsurers.  The Property and Casualty Group’s inability to collect a material recovery from a reinsurer could have an adverse effect on its underwriting profitability and financial condition.

The performance of the Exchange’s investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on its results of operations or financial condition.

The Exchange’s investment portfolio is comprised principally of fixed-income maturities, common stocks, and limited partnerships.  At December 31, 2014, the Exchange’s investment portfolio consisted of approximately 65% fixed income securities, 24% common stocks, 6% limited partnerships, and 5% preferred equity securities.

All of the Exchange’s marketable securities are subject to market volatility.  To the extent that future market volatility negatively impacts these investments, the financial condition of the Exchange will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. Inherent in management’s evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer including rating downgrades, and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.  As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on the Exchange’s operating results and financial condition.  See also Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

If the fixed-income, equity, or limited partnership portfolios were to suffer a substantial decrease in value, the Exchange’s financial position could be materially adversely affected through increased unrealized losses or impairments.  A significant decrease in the Exchange’s portfolio could also put it, or its subsidiaries, at risk of failing to satisfy regulatory or rating agency minimum capital requirements.

The Exchange’s fixed-income portfolio is invested in 34% in financial sector securities and 16% in municipal securities. These results may vary depending on the market environment.  The performance of the fixed-income portfolio is subject to a number of risks including, but not limited to:

•
Interest rate risk - the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates. A sustained low interest rate environment would pressure our net investment income.

•
Investment credit risk - the risk that the value of certain investments may decrease due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

•
Sector/Concentration risk - the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated within those issuers, sectors, or industries.

•
Liquidity risk - the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that the we will not be able to sell them at all, when desired.  Disruptions in the financial markets, or a lack of buyers for the specific securities that we are trying to sell, could prevent it from liquidating securities or cause a reduction in prices to levels that are not acceptable to us.

The Exchange’s common and preferred equity securities have exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices.  In addition, a portion of the Exchange's common stock portfolio is invested in securities denominated in currencies other than the U.S. dollar. These investments also have exposure to foreign exchange rate risk, or the potential loss in estimated fair value resulting from adverse changes in foreign exchange rates. The Exchange does not hedge its exposure to equity price risk or foreign exchange rate risk inherent in the equity investments.  The Exchange’s common and preferred equity securities may also be subject to some of the same risks that affect the Exchange’s fixed-income portfolio, as discussed above. General economic conditions and other factors beyond our control can adversely affect the value of our equity investments and the realization of net investment income, or result in realized investment losses. In addition, downward economic trends also may have an adverse effect on our investment results by negatively impacting the business conditions and impairing credit for the issuers of securities held in their respective investment portfolios.  This could reduce fair values of investments and generate significant unrealized losses or impairment charges which may adversely affect our financial results.

A portion of the portfolio is invested in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  At December 31, 2014, the Exchange had investments in limited partnerships of $866 million, or
5% of total assets, with an obligation to invest up to an additional $459 million. Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable.  In addition, a portion of the Exchange's limited partnership portfolio is invested in partnerships denominated in currencies other than the U.S. dollar, and therefore exposed to foreign exchange rate risk. The Exchange does not hedge its exposure to foreign exchange rate risk inherent in these investments.

The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, the Exchange’s financial statements at December 31, 2014 do not reflect market conditions experienced in the fourth quarter of 2014.

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

The primary sources of liquidity for the Exchange are insurance premiums and cash flow generated from its investment portfolio.  In the event the Exchange’s current sources do not satisfy its liquidity needs, the Exchange has the ability to access its $300 million bank revolving line of credit, from which there were no borrowings as of December 31, 2014, or sell assets in its investment portfolios. Volatility in the financial markets could impair the Exchange’s ability to sell certain fixed income securities or, to a greater extent, our significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts. In the event these traditional sources of liquidity are not available, the Exchange may have to seek additional financing.  The Exchange’s access to funds will depend upon a number of factors including current market conditions, the availability of credit, market liquidity, and credit ratings.  In deteriorating market conditions, there can be no assurance that the Exchange will obtain additional financing, or, if available, that the cost of financing will not substantially increase and affect our overall profitability.

If there were a failure to maintain commercially acceptable financial strength ratings, the Exchange’s competitive position in the insurance industry would be adversely affected.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies.  Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders.  Ratings are assigned by rating agencies to insurers based upon factors that the rating agencies believe are relevant to policyholders.  The Property and Casualty Group’s pooled A.M. Best rating is currently A+ ("Superior"). EFL’s A.M. Best rating is currently
A (“Excellent”).  Rating agencies periodically review insurers’ ratings and change their ratings criteria; therefore, our current ratings may not be maintained in the future. A significant downgrade in this or other ratings would reduce the competitive position of the Property and Casualty Group and EFL, making it more difficult to attract profitable business in the highly competitive property and casualty insurance market resulting in reduced sales of our products.

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

The Exchange is dependent upon Indemnity to perform certain services, including sales, underwriting, and the issuance of policies and the uninterrupted operation of our facilities, systems and business functions.  Failure to perform these services effectively may have a material adverse effect on the financial condition of the Exchange.

Pursuant to the attorney-in-fact agreements with the policyholders at the Exchange, Indemnity is responsible for performing key functions for the Exchange including management and operational services, including the technology and systems to perform business functions.  The Board of Directors of Indemnity has the responsibility for Exchange-related activities such as setting the management fee paid by the Exchange to Indemnity. The business and financial condition of the Exchange would be materially adversely affected if Indemnity was not able to provide the necessary operating and management services required by the Exchange.

An inability to access our facilities, or a failure of technology or other systems could significantly impair the ability to perform business functions in a timely and effective manner. If our business continuity plan does not sufficiently consider and address the circumstances of an interruption, including without limitation natural events, terrorist attacks, medical epidemics, computer security breaches or cyber-attacks, or interruptions of our data processing and storage systems or the systems of third-party vendors, our operating results and financial condition could be adversely effected.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The companies comprising the Erie Insurance Group share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 521,000 square feet.

The Erie Insurance Group also operates 25 field offices in 12 states.  Of these field offices, 16 provide both agency support and claims services and are referred to as branch offices, while seven provide only claims services and are referred to as claims offices, and two provide only agency support and are referred to as sales offices.  Seven field offices are owned by the Erie Insurance Group, while the remaining 18 field offices, one office building and one warehouse facility are leased from unaffiliated parties.

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
The Sullivan matter is currently proceeding before the Department and has been assigned to an Administrative Judge for determination. The parties agreed that an evidentiary hearing was not required and they entered into a stipulated record. Briefing in the Department was completed on December 19, 2014, and oral argument was held before the Administrative Judge on January 6, 2015. A ruling by the Department has not yet been made.
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
As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself. Indemnity filed a motion to intervene as a Party Defendant in the Beltz lawsuit in July 2013, and the Directors filed a motion to dismiss the lawsuit in August 2013. On February 10, 2014, the court entered an order granting Indemnity’s motion to intervene and permitting Indemnity to join the Directors’ motion to dismiss; granting in part the Directors’ motion to dismiss; referring the matter to the Department to decide any and all issues within its jurisdiction; denying all other relief sought in the Directors’ motion as moot; and dismissing the case without prejudice. To avoid duplicative proceedings and expedite the Department’s review, the Parties have stipulated that only the Sullivan action will proceed before the Department and any final and non-appealable determinations made by the Department in the Sullivan action will be applied to the Beltz action. On March 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Indemnity filed a motion to dismiss the appeal on March 26, 2014. On November 17, 2014, the Third Circuit deferred ruling on Indemnity’s motion to dismiss the appeal and instructed the parties to address that motion, as well as the merits of Plaintiffs’ appeal, in the parties’ briefing. Plaintiffs filed their Opening Brief on January 12, 2015. Defendants’ responsive briefing is currently due on March 3, 2015.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Indemnity’s Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol “ERIE.”  No established trading market exists for the Class B voting common stock.  American Stock Transfer & Trust Company serves as Indemnity’s transfer agent and registrar.  As of February 20, 2015, there were approximately 724 beneficial shareholders of record for the Class A non-voting common stock and 10 beneficial shareholders of record for the Class B voting common stock.

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

	Indemnity Shareholder Interest
	2014				2013
	Stock sales price		Cash dividend declared		Stock sales price		Cash dividend declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A	Class B
March 31	$74.57	$66.63	$0.635	$95.25	$76.66	$69.28	$0.5925	$88.875
June 30	76.71	68.72	0.635	95.25	82.64	72.69	0.5925	88.875
September 30	78.48	72.63	0.635	95.25	82.59	72.47	0.5925	88.875
December 31	93.35	75.72	0.681	102.15	74.23	69.42	0.6350	95.250
Total			$2.586	$387.90			$2.4125	$361.875

Stock Performance
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for Indemnity's Class A common stock compared to the Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Insurance Industry Group Index.  The Standard & Poor's Supercomposite Insurance Industry Group Index is made up of 56 constituent members represented by property casualty insurers, insurance brokers, and life insurers, and is a capitalization weighted index.

	2009		2010	2011	2012	2013	2014
Erie Indemnity Company Class A common stock	$100	(1)	$171	$210	$199	$215	$275
Standard & Poor's 500 Stock Index	100	(1)	115	117	136	179	204
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	116	108	128	187	203

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

On January 1, 2004, our Board of Directors authorized a stock repurchase program allowing the repurchase of Indemnity’s outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in October 2011 for $150 million, which was authorized with no time limitation.  There were no repurchases of Indemnity’s Class A common stock during the quarter ending December 31, 2014. We had approximately
$18 million of repurchase authority remaining under this program at December 31, 2014, based upon trade date. During 2014, shares repurchased under this program totaled 272,057 at a total cost of $19.2 million, based upon trade date.  As of February 20, 2015, we had approximately $18 million of repurchase authority remaining under this program.

See Item 8. “Financial Statements and Supplementary Data – Note 17, Indemnity Capital Stock, of Notes to Consolidated Financial Statements” contained within this report for discussion of additional shares repurchased outside of this program.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	ERIE INDEMNITY COMPANY
(dollars in millions, except share data)	Years Ended December 31,

	2014	2013	2012	2011	(1)	2010	(2)
Operating Data:
Premiums earned	$5,344	$4,898	$4,493	$4,214		$3,987
Net investment income	446	422	438	433		433
Realized gains (losses) on investments	189	758	418	(6)		307
Equity in earnings of limited partnerships	113	161	131	149		128
Other income	32	32	32	34		35
Total revenues	6,124	6,271	5,512	4,824		4,890
Net income	573	1,048	619	268		660
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	405	885	459	99		498
Net income attributable to Indemnity	168	163	160	169		162

Per Share Data Attributable to Indemnity:
Net income per Class A share – diluted	$3.18	$3.08	$2.99	$3.08		$2.85
Book value per share – Class A common and equivalent B shares	13.45	13.96	12.11	14.48		16.24
Dividends declared per Class A share	2.586	2.4125	4.25	2.0975		1.955
Dividends declared per Class B share	387.90	361.875	637.50	314.625		293.25

Financial Position Data:
Total assets	$17,758	$16,676	$15,441	$14,348		$14,344
Total equity	7,983	7,550	6,791	6,293		6,334
Less: Noncontrolling interest in consolidated entity – Exchange	7,280	6,816	6,149	5,512		5,422
Total equity attributable to Indemnity	703	734	642	781		912

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing the Erie Insurance Group (“we,” “us,” “our”).  This discussion should be read in conjunction with the audited financial statements and related notes and all other items contained within this Annual Report on Form 10-K as these contain important information helpful in evaluating our financial condition and results of operations.

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

Risk factors related to the Erie Indemnity Company (“Indemnity”) shareholder interest:

•	dependence upon Indemnity’s relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	costs of providing services to the Exchange under the subscriber’s agreement;

•	ability to attract and retain talented management and employees;

•	ability to maintain uninterrupted business operations;

•	factors affecting the quality and liquidity of Indemnity’s investment portfolio;

•	credit risk from the Exchange;

•	Indemnity’s ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigation.

Risk factors related to the non-controlling interest owned by the Erie Insurance Exchange (“Exchange”), which includes the Property and Casualty Group and Erie Family Life Insurance Company:

•	general business and economic conditions;

•	dependence upon the independent agency system;

•	ability to maintain our reputation for customer service;

•	factors affecting insurance industry competition;

•	changes in government regulation of the insurance industry;

•	premium rates and reserves must be established from forecasts of ultimate costs;

•	emerging claims, coverage issues in the industry, and changes in reserve estimates related to the property and casualty business;

•	changes in reserve estimates related to the life business;

•	severe weather conditions or other catastrophic losses, including terrorism and pandemic events;

•	the Exchange’s ability to acquire reinsurance coverage and collectability from reinsurers;

•	factors affecting the quality and liquidity of the Exchange’s investment portfolio;

•	the Exchange’s ability to meet liquidity needs and access capital;

•	the Exchange’s ability to maintain acceptable financial strength ratings;

•	outcome of pending and potential litigation; and

•	dependence upon the service provided by Indemnity.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RECENT ACCOUNTING STANDARDS

See Item 8. “Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Consolidated Financial Statements” contained within this report for a discussion of adopted and/or recently issued accounting standards, none of which are expected to have a material impact on our future financial condition, results of operations or cash flows.

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

	Indemnity shareholder interest			Noncontrolling interest (Exchange)			Eliminations of related party transactions			Erie Insurance Group
(in millions)	Years ended December 31,			Years ended December 31,			Years ended December 31,			Years ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Management operations:
Management fee revenue, net	$1,376	$1,266	$1,157	$—	$—	$—	$(1,376)	$(1,266)	$(1,157)	$—	$—	$—
Service agreement revenue	31	31	31	—	—	—	—	—	—	31	31	31
Total revenue from management operations	1,407	1,297	1,188	—	—	—	(1,376)	(1,266)	(1,157)	31	31	31
Cost of management operations	1,184	1,088	983	—	—	—	(1,184)	(1,088)	(983)	—	—	—
Income from management operations before taxes	223	209	205	—	—	—	(192)	(178)	(174)	31	31	31
Property and casualty insurance operations:
Net premiums earned	—	—	—	5,260	4,820	4,422	—	—	—	5,260	4,820	4,422
Losses and loss expenses	—	—	—	3,859	3,365	3,384	(6)	(5)	(5)	3,853	3,360	3,379
Policy acquisition and underwriting expenses	—	—	—	1,502	1,387	1,284	(204)	(187)	(182)	1,298	1,200	1,102
(Loss) income from property and casualty insurance operations before taxes	—	—	—	(101)	68	(246)	210	192	187	109	260	(59)
Life insurance operations:(1)
Total revenue	—	—	—	192	192	178	(2)	(2)	(2)	190	190	176
Total benefits and expenses	—	—	—	143	144	132	0	0	0	143	144	132
Income from life insurance operations before taxes	—	—	—	49	48	46	(2)	(2)	(2)	47	46	44
Investment operations:(1)
Net investment income	16	15	16	350	325	338	(16)	(12)	(11)	350	328	343
Net realized gains on investments	1	1	5	183	753	404	—	—	—	184	754	409
Net impairment losses recognized in earnings	0	0	0	(3)	(12)	0	—	—	—	(3)	(12)	0
Equity in earnings of limited partnerships	11	22	15	101	138	116	—	—	—	112	160	131
Income from investment operations before taxes	28	38	36	631	1,204	858	(16)	(12)	(11)	643	1,230	883
Income from operations before income taxes and noncontrolling interest	251	247	241	579	1,320	658	—	—	—	830	1,567	899
Provision for income taxes	83	84	81	174	435	199	—	—	—	257	519	280
Net income	$168	$163	$160	$405	$885	$459	$—	$—	$—	$573	$1,048	$619

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

Net income decreased in 2014 when compared to 2013 due to an underwriting loss experienced in the property and casualty insurance operations in 2014 compared to an underwriting gain in 2013 and lower levels of income from our investment operations. The underwriting results in the property and casualty insurance operations were negatively impacted by an increase in current accident year losses and catastrophe losses compared to 2013, offset somewhat by favorable development on prior accident year loss reserves. Our income from investment operations recorded lower levels of net realized gains on investments and earnings from limited partnerships in 2014 compared to 2013 offset somewhat by higher levels of net investment income.

Net income increased in 2013 when compared to 2012 due to an underwriting gain experienced in the property and casualty insurance operations in 2013 compared to an underwriting loss in 2012 and increased income from our investment operations. The 2013 underwriting results in the property and casualty insurance operations were positively impacted by lower levels of catastrophe losses compared to 2012, offset somewhat by lower levels of favorable development on prior accident year loss reserves in 2013 compared to 2012. Our income from investment operations improved in 2013 compared to 2012 due primarily to an increase in net realized gains on investments.

The Exchange’s property and casualty insurance operations experienced a 8.6% and 9.6% increase in direct written premium in 2014 and 2013, respectively, driven by increases in policies in force and the average premium per policy, which also positively impacted Indemnity’s management fee revenue.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest for the years ended December 31:

(in millions, except per share data)	Indemnity Shareholder Interest
	2014	2013	2012
Operating income attributable to Indemnity	$167	$162	$157
Net realized gains and impairments on investments	1	1	5
Income tax expense	0	0	(2)
Realized gains and impairments, net of income taxes	1	1	3
Net income attributable to Indemnity	$168	$163	$160

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$3.17	$3.07	$2.92
Net realized gains and impairments on investments	0.02	0.01	0.10
Income tax expense	(0.01)	0.00	(0.03)
Realized gains and impairments, net of income taxes	0.01	0.01	0.07
Net income attributable to Indemnity	$3.18	$3.08	$2.99

Operating Segments
Our reportable segments include management operations, property and casualty insurance operations, life insurance operations, and investment operations.

Management operations
Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for 2014, 2013 and 2012.  Our Board of Directors set the 2015 management fee rate again at 25%, its maximum level.  Management fee revenue is eliminated upon consolidation.

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with over 11,000 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

Geographic expansion is also a component of the Property and Casualty Group's premium growth strategy. The Property and Casualty Group began writing private passenger automobile, home insurance, and personal excess liability insurance in Kentucky in the fourth quarter of 2014.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  The Property and Casualty Group’s principal personal lines products based upon 2014 direct written premiums were private passenger automobile (43%) and homeowners (27%), and the principal commercial lines products were commercial multi-peril (13%), commercial automobile (7%), and workers compensation (7%).  Pennsylvania, Maryland, Virginia, North Carolina and Ohio made up 74% of the property and casualty lines insurance business direct written premium in 2014.

Members of the Property and Casualty Group pool the underwriting results under an intercompany pooling agreement.  Under the pooling agreement, the Exchange retains a 94.5% interest in the net underwriting results of the Property and Casualty Group, while EIC retains a 5.0% interest, and ENY retains a 0.5% interest.

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

Life insurance operations
EFL generates revenues through the sale of its individual and group life insurance policies and fixed annuities.  These products provide our property and casualty agency force an opportunity to cross-sell both personal and commercial accounts.  EFL’s profitability depends principally on the ability to develop, price, and distribute insurance products, attract and retain deposit funds, generate investment returns, and manage expenses.  Other drivers include mortality and morbidity experience, persistency experience to enable the recovery of acquisition costs, maintenance of interest spreads over the amounts credited to deposit funds, and the maintenance of strong ratings from rating agencies. EFL began writing life insurance and annuity products in Kentucky in the fourth quarter of 2014.

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

Investment operations
We generate revenues from our fixed maturity, equity security, and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  We actively evaluate the portfolios for impairments, and record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and it is concluded that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Property and Casualty Group’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Property and Casualty Group, and consequently Indemnity’s management fee.  These conditions could also impair the ability of customers to pay premiums when due, and as a result, the Property and Casualty Group’s bad debt write-offs could increase.  Further, unanticipated increased inflation costs including medical cost inflation, construction and auto repair cost inflation, and tort issues may impact the estimated loss reserves and future premium rates. Our key challenge is to generate profitable revenue growth in a highly competitive market that continues to experience the effects of uncertain economic conditions.

Financial market volatility
Our portfolio of fixed income, preferred and common stocks, and limited partnerships are subject to market volatility especially in periods of instability in the worldwide financial markets.  Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements include amounts based upon estimates and assumptions that have a significant effect on reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures.  We consider an accounting estimate to be critical if 1) it requires assumptions to be made that were uncertain at the time the estimate was made, and 2) different estimates that could have been used, or changes in the estimate that are likely to occur from period-to-period, could have a material impact on our Consolidated Statements of Operations or Financial Position.

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

Future cost increase assumptions are derived from a review of historical cost increases and are assumed to persist into the future.  Future medical cost increases and claimant mortality assumptions utilized in the reserve estimates for massive injury lifetime medical claims are obtained from industry studies adjusted for our own experience.  Reserve levels are sensitive to these assumptions because these amounts represent projections over 30 to 40 years into the future.

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

Reserve discounting
Loss reserves are set at ultimate cost, except for workers compensation loss reserves, which are discounted on a nontabular basis using an interest rate of 2.5% and our historical workers compensation payout patterns. In our workers compensation discounting methodology, we segregate the workers compensation massive injury claims that have longer payout patterns from the non-massive injury workers compensation claims. The discount on workers compensation reserves was $89 million at December 31, 2014. A 100-basis point increase in the discount rate would result in an increase to the discount of $48 million at December 31, 2014.

Reserve estimate variability
The property and casualty reserves with the greatest potential for variation are the massive injury lifetime medical reserves. These claims arise from the automobile no-fault law in Pennsylvania before 1986 and workers compensation policies which provide unlimited medical benefits. The estimate of ultimate liabilities for these claims is subject to significant judgment due to variations in claimant health, mortality over time and health care cost trends. These claims have been segregated from the total population of claims. Ultimate losses for these claims are estimated on a claim-by-claim basis. We are currently reserving for 245 claimants requiring lifetime medical care, of which 97 involve massive injuries. The annual payment is projected into the future based upon particular assumptions of the future inflation rate and life expectancy of the claimant. The most significant variable in estimating this liability is medical cost inflation. The life expectancy (mortality rate) assumption underlying the estimate reflects the gender specific disabled pensioner mortality table. Actual experience, however, may emerge in a manner that is different relative to the original assumptions, which could have a significant impact on our reserve estimates.

Auto no-fault (massive injury lifetime medical claims) - The automobile massive injury gross reserve carried by the Property and Casualty Group totaled $330 million at December 31, 2014, compared to $345 million at December 31, 2013. The slight decrease in the pre-1986 automobile massive injury reserves in 2014, compared to 2013, was due to continued payments on these claims. A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s gross year-end reserve of $64 million. This increase in the medical cost inflation assumption would also increase the reinsurance recoverable related to these reserves by $25 million, resulting in a $39 million increase in the net reserve.

Workers compensation (massive injury lifetime medical claims) - The workers compensation massive injury reserve carried by the Property and Casualty Group totaled $82 million at December 31, 2014, compared to $94 million at December 31, 2013, net of discounting. The decrease in the workers compensation massive injury reserves in 2014, compared to 2013, was primarily due to the settlement of two claims, offset somewhat by the addition of two new claims. A 100-basis point increase in the medical cost inflation assumption would result in an increase in the Property and Casualty Group’s December 31, 2014 gross reserve of $20 million. This increase in the medical cost inflation assumption would also increase the related reinsurance recoverable and the workers compensation discount by $16 million, resulting in a $4 million increase in the net reserve.

Reserve adequacy
We also perform analyses to evaluate the adequacy of past total reserve levels for the Property and Casualty Group. Previously established estimates for reserves were not materially different than those determined in these retrospective analyses. At December 31, 2014, our current estimate of direct loss reserves, including salvage and subrogation for accident years 2013 and prior is $120 million, or 3.2% less than the reserve amount we had established at December 31, 2013. At December 31, 2013, our estimate of direct loss reserves, including salvage and subrogation recoveries for accident years 2012 and prior was
$2 million, or 0.1% higher than the reserve amount we had established at December 31, 2012. At December 31, 2012, our estimate of direct loss reserves, including salvage and subrogation recoveries for accident years 2011 and prior was
$92 million, or 2.6% lower than the reserve amount we had established at December 31, 2011. See an additional discussion of our reserve development in the “Prior year loss reserve development” section.

Life Insurance and Annuity Policy Reserves
Reserves for traditional life insurance future policy benefits are computed primarily by the net level premium method.  Generally, benefits are payable over an extended period of time and related reserves are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected net premiums.  Such reserves are established based upon methods and underlying assumptions in accordance with GAAP and applicable actuarial standards.  Principal assumptions used in the establishment of policy reserves are mortality, lapses, expenses, and investment yields.  Mortality assumptions are based upon tables typically used in the industry, modified to reflect actual experience and to include a provision for the risk of adverse deviation where appropriate.  Lapse, expense, and investment yield assumptions are based upon actual company experience and may include a provision for the risk of adverse deviation.  Assumptions on these policies are locked in at the time of issue and are not subject to change unless a premium deficiency exists.  A premium deficiency exists if, based upon revised assumptions, the existing contract liabilities together with the present value of future gross premiums are not sufficient to cover the present value of future expected benefits and maintenance costs and to recover unamortized acquisition costs.  Historically, our reserves plus expected gross premiums have been demonstrated to be sufficient.  There were no premium deficiencies in 2014, 2013 or 2012.

Reserves for income-paying annuity future policy benefits are computed as the present value of future expected benefits.  Principal assumptions used in the establishment of policy reserves are mortality and investment yields.  Interest rates used to discount future expected benefits are set at the policy level and range from 1.50% to 9.0%.  The equivalent aggregate interest rate is 5.7%.  If the aggregate interest rate was reduced by 100 basis points, the present value of future expected benefits would increase by $16 million at December 31, 2014.

Reserves for universal life and deferred annuity plans are primarily based upon the contract account balance without reduction for surrender charges.

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

Level 2 includes those financial instruments that are valued using industry-standard models that consider various inputs, such as the interest rate and credit spread for the underlying financial instruments.  All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include corporate bonds, municipal bonds, structured securities, redeemable preferred stock and certain nonredeemable preferred stock.

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants.  Securities are assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace.  Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions.  Fair value for these securities are generally determined using comparable securities or non-binding broker quotes received from outside broker dealers based upon security type and market conditions.  Remaining securities, where a price is not available, are valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors.  This category primarily consists of corporate bonds priced using non-binding broker quotes as well as certain private securities.

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

We perform continuous reviews of the prices obtained from the pricing service.  This includes evaluating the methodology and inputs used by the pricing service to ensure we determine the proper classification level of the financial instrument.  Price variances, including large periodic changes, are investigated and corroborated by market data.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs, such as benchmark yields, reported trades, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and transaction volumes, and believe that the prices adequately consider market activity in determining fair value.  Our review process continues to evolve based upon accounting guidance and requirements.

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

Other-than-temporary impairments
Investments are evaluated monthly for other-than-temporary impairment loss.  Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:

•	the extent and duration for which fair value is less than cost;

•	historical operating performance and financial condition of the issuer;

•	short- and long-term prospects of the issuer and its industry based upon analysts’ recommendations;

•	specific events that occurred affecting the issuer, including rating downgrades;

•	intent to sell or more likely than not be required to sell (debt securities); and

•	ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value (equity securities).

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

Limited partnerships
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter of 2014.

The majority of our limited partnership holdings are considered investment companies where the general partners record assets at fair value. These limited partnerships are recorded using the equity method of accounting. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the net asset value (NAV) from our partner's capital statement reflecting the general partner's estimate of fair value for the fund's underlying assets. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method.

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

While we perform various procedures in review of the general partners’ valuations, we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes.  Due to the limited market for these investments, there is the greatest potential for variability.  We survey each of the general partners quarterly about expected significant changes (plus or minus 10% compared to previous quarter) to valuations prior to the release of the fund’s quarterly and annual financial statements. Based upon that information from the general partner, we consider whether additional disclosure is warranted. We analyze limited partnerships measured at fair value based upon NAV to determine if the most recently available NAV reflects fair value at the balance sheet date, with an adjustment being made where appropriate (change of plus or minus 5% compared to most recent NAV.)

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

DAC on life insurance and investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract.  DAC related to traditional life insurance products is amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves.  These assumptions are not revised after policy issuance unless the DAC balance is deemed to be unrecoverable from future expected profits.  In any period where the actual policy terminations are higher (lower) than anticipated policy terminations, DAC amortization will be accelerated (decelerated) in that period.

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

The actuarial assumptions used to determine investment, mortality, and expense margins and surrender charges for universal life products and deferred annuities are reviewed periodically, are based upon best estimates and do not include any provision for the risk of adverse deviation.  If actuarial analysis indicates that expectations have changed, the actuarial assumptions are updated and the investment, mortality, and expense margins and surrender charges are unlocked.  If this unlocking results in a decrease in the present value of future expected gross profits, DAC amortization for the period will increase.  If this unlocking results in an increase in the present value of future expected gross profits, DAC amortization for the current period will decrease.

DAC is periodically reviewed for recoverability.  For traditional life products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.  For universal life products and deferred annuities, if the current present value of future expected gross profits is less than the unamortized DAC, a charge to income is recorded for additional DAC amortization.  There were no impairments to DAC in 2014, 2013 or 2012.

Deferred Taxes
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carry-forwards.  Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized.  We perform an analysis of our deferred tax assets to determine recoverability on a quarterly basis for each legal entity, by character of the income (ordinary or capital).  Deferred tax assets are reduced by a valuation allowance, if based upon the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, we consider carry-back capacity, reversal of existing temporary differences, future taxable income and tax planning strategies.  The determination of the valuation allowance for our deferred tax assets requires us to make certain judgments and assumptions regarding future operations that are based upon our historical experience and our expectations of future performance.  Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as financial market conditions, policyholder behavior, competitor pricing, new product introductions, and specific industry and economic conditions.

Indemnity had a net deferred tax asset of $37 million and $2 million at December 31, 2014 and 2013, respectively.  There was no valuation allowance recorded on Indemnity at December 31, 2014 or 2013. The Exchange had a net deferred tax liability of $490 million and $450 million at December 31, 2014 and 2013, respectively.

Retirement Benefit Plans for Employees
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management of the Erie Insurance Group. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 56% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and EFL functions.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated Aa quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/

discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value.  The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 20 years.  This yield curve supported the selection of a 4.17% discount rate for the projected benefit obligation at December 31, 2014 and for the 2015 pension expense.  The same methodology was used to develop the 5.11% and 4.19% discount rates used to determine the projected benefit obligation for 2013 and 2012, respectively, and the pension expense for 2014 and 2013, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $4 million and would increase the pension benefit obligation by $34 million.

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Position. These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense. If actuarial net gains or losses exceed 5% of the greater of the projected benefit obligation and the market-related value of plan assets, the excess is recognized through the net periodic pension expense equally over the estimated service period of the employee group, which is currently 14 years.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $1.3 million impact on net pension benefit cost in the following year, of which Indemnity’s share would be approximately $0.6 million.

We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period.  The market-related asset experience during 2014 that related to the actual investment return being different from that assumed during the prior year was a gain of $42 million. Recognition of this gain will be deferred and recognized over a four year period, consistent with the market-related asset value methodology.  Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from our trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data. There were no Level 3 investments in 2014 or 2013.

We expect our net pension benefit costs to increase from $26 million in 2014 to $39 million in 2015. This increase is due to both the lower discount rate and the adoption of the newly issued mortality tables, partially offset by a change in other plan assumptions that were updated to reflect our most recent actual experience. Indemnity’s share of the net pension benefit costs after reimbursements will increase from $12 million in 2014 to approximately $17 million in 2015.

The actuarial assumptions we used in determining our pension obligation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations, or cash flows. See Item 8. “Financial Statements and Supplementary Data - Note 15, Postretirement Benefits, of Notes to Consolidated Financial Statements” contained within this report for additional details on the pension plans.

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
Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation.   A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Years ended December 31,
(dollars in millions)	2014	% Change		2013	% Change		2012
Management fee revenue, net	$1,376	8.7%		$1,266	9.4%		$1,157
Service agreement revenue	31	NM		31	NM		31
Total revenue from management operations	1,407	8.5		1,297	9.2		1,188
Cost of management operations	1,184	8.8		1,088	10.6		983
Income from management operations – Indemnity(1)	$223	6.5%		$209	2.1%		$205
Gross margin	15.8%	(0.3)	pts.	16.1%	(1.2)	pts.	17.3%

NM = not meaningful

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

	Indemnity Shareholder Interest
	Years ended December 31,
(dollars in millions)	2014	% Change	2013	% Change	2012
Property and Casualty Group direct written premium	$5,514	8.6%	$5,076	9.6%	$4,631
Management fee rate	25%		25%		25%
Management fee revenue, gross	1,379	8.6	1,269	9.6	1,157
Change in allowance for management fee returned on cancelled policies(1)	(3)	NM	(3)	NM	0
Management fee revenue, net of allowance	$1,376	8.7%	$1,266	9.4%	$1,157

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Management fee revenue increased $110 million, or 8.7%, in 2014, compared to 2013. Direct written premium of the Property and Casualty Group increased 8.6% in 2014, compared to 2013, due to a 4.3% increase in policies in force and a 4.2% increase in the year-over-year average premium per policy for all lines of business.  The year-over-year policy retention ratio was 90.3% at December 31, 2014, 90.6% at December 31, 2013, and 90.9% at December 31, 2012.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee. The management fee rate was set at 25%, the maximum rate, for 2014, 2013 and 2012.  The management fee rate for 2015 was set at 25% by our Board of Directors.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.  See also, the “Transactions/Agreements between Indemnity and Noncontrolling Interest (Exchange), Board Oversight” section within this report.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $31 million in 2014, 2013 and 2012.  The consistency in the service agreement revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Years ended December 31,
(in millions)	2014	% Change	2013	% Change	2012
Commissions:
Total commissions	$783	10.3%	$710	11.7%	$635
Non-commission expense:
Sales and advertising	$60	2.1	$59	6.2	$55
Underwriting and policy processing	127	5.8	120	8.0	111
Information technology	121	12.5	108	4.8	103
Customer service	26	18.4	22	19.1	19
Administrative and other	67	(3.7)	69	15.4	60
Total non-commission expense	401	6.2	378	8.6	348
Total cost of management operations	$1,184	8.8%	$1,088	10.6%	$983

Commissions – Commissions increased $73 million in 2014 compared to 2013, and increased $75 million in 2013 compared to 2012, primarily as a result of the 8.6% and 9.6% respective increases in direct written premiums of the Property and Casualty Group.  Commission growth outpaced direct written premium growth in 2014 and 2013 primarily due to an increase in agent incentive costs related to profitable growth. Also impacting the increase in 2013 was an adjustment that reduced commission expense by $6 million in 2012.  This amount represented the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.

Non-commission expense – Non-commission expense increased $23 million in 2014 compared to 2013. Information technology costs increased $13 million, which included $6 million of professional fees, $4 million of personnel costs, and
$3 million of hardware and software costs. Underwriting and policy processing costs increased $7 million due to the increased cost of underwriting reports, postage, and printing costs related to increased volume. Customer service costs increased
$4 million due to an increase of $2 million in credit card processing fees and $2 million in personnel costs. All other operating costs decreased $1 million.

In 2013, compared to 2012, non-commission expense increased $30 million. Sales and advertising costs increased $4 million due to personnel costs.  Underwriting and policy processing costs increased $9 million due to increased personnel costs and the increased cost of underwriting reports and postage and printing costs. Information technology costs increased $5 million, which included $6 million of personnel costs, offset by a decrease of $1 million in software, hardware, and maintenance costs. Customer service costs increased $3 million due to an increase of $2 million in credit card processing fees and $1 million in personnel costs. Administrative and other costs increased $9 million driven by increases in professional fees and personnel costs of $5 million and $4 million, respectively. Personnel costs in all expense categories were impacted by higher staffing levels, increased pension and medical costs, and increased estimates for incentive plan compensation costs related to growth and underwriting performance.

Gross margin
The gross margin in 2014 was 15.8%, compared to 16.1% in 2013 and 17.3% in 2012. Excluding the adjustment in 2012 that reduced commission expense by $6 million (described above), the gross margin would have been 16.8% in 2012.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 12 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Years ended December 31,
(dollars in millions)	2014	% Change		2013	% Change		2012
Premiums:
Direct written premium	$5,514	8.6%		$5,076	9.6%		$4,631
Reinsurance premium – assumed and ceded	(27)	13.4		(31)	(9.3)		(28)
Net written premium	5,487	8.8		5,045	9.6		4,603
Change in unearned premium	(227)	(1.1)		(225)	24.1		(181)
Net premiums earned	5,260	9.1		4,820	9.0		4,422
Losses and loss expenses:
Current accident year, excluding catastrophe losses	3,580	11.1		3,222	7.0		3,010
Current accident year catastrophe losses	395	NM		162	NM		489
Prior accident years, including prior year catastrophe losses	(116)	NM		(19)	NM		(115)
Losses and loss expenses	3,859	14.7		3,365	(0.5)		3,384
Policy acquisition and other underwriting expenses	1,502	8.4		1,387	7.9		1,284
Total losses and expenses	5,361	12.8		4,752	1.8		4,668
Underwriting (loss) income – Exchange(1)	$(101)	NM	%	$68	NM	%	$(246)

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	68.1%	1.3	pts.	66.8%	(1.3)	pts.	68.1%
Current accident year catastrophe loss ratio	7.5	4.1		3.4	(7.6)		11.0
Prior accident year loss ratio, including prior year catastrophe losses	(2.2)	(1.8)		(0.4)	2.2		(2.6)
Total loss and loss expense ratio	73.4	3.6		69.8	(6.7)		76.5
Policy acquisition and other underwriting expense ratio	28.5	(0.3)		28.8	(0.3)		29.1
Combined ratio	101.9%	3.3	pts.	98.6%	(7.0)	pts.	105.6%

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 8.6% to $5.5 billion in 2014, from $5.1 billion in 2013, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.3% in 2014 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 4.8% in 2013.  The year-over-year average premium per policy for all lines of business increased 4.2% at December 31, 2014, compared to 4.5% at December 31, 2013.

Premiums generated from new business increased 5.8% to $695 million in 2014, compared to 15.6%, or $656 million, in 2013.  Underlying the trend in new business premiums was a 2.9% increase in new business policies written in 2014, compared to 13.6% in 2013, while the year-over-year average premium per policy on new business increased 2.9% at December 31, 2014, compared to 1.8% at December 31, 2013.

Premiums generated from renewal business increased 9.0% to $4.8 billion in 2014, compared to 8.8%, or $4.4 billion, in 2013.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios. The renewal business year-over-year average premium per policy increased 4.3% at December 31, 2014, compared to

5.0% at December 31, 2013.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.3% at December 31, 2014, 90.6% at December 31, 2013, and 90.9% at December 31, 2012.

The Property and Casualty Group implemented rate increases in 2014, 2013, and 2012 in order to meet loss cost expectations.
As the Property and Casualty Group writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be fully recognized in earned premiums.  Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full.  As a result, certain rate actions approved in 2013 were reflected in 2014, and recent rate actions in 2014 will be reflected in 2015. The Property and Casualty Group continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 7.9% to $3.9 billion in 2014, from $3.6 billion in 2013, driven by an increase of 4.3% in total personal lines policies in force and an increase of 3.5% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 6.0% in 2014, compared to 21.1% in 2013, driven by increases in new business policies written in the private passenger auto and other personal lines of business and average premium per policy.  Personal lines new business policies written increased 3.0% in 2014, compared to 15.7% in 2013, while the year-over-year average premium per policy on personal lines new business increased 2.9% at December 31, 2014, compared to 4.7% at December 31, 2013.

•
Private passenger auto new business premiums written increased 7.3% in 2014, compared to 22.8% in 2013.  New business policies written for private passenger auto increased 3.7% in 2014, compared to 19.5% in 2013, while the new business year-over-year average premium per policy for private passenger auto increased 3.6% at December 31, 2014, compared to 2.8% at December 31, 2013.

•
Homeowners new business premiums written increased 2.9% in 2014, compared to 18.4% in 2013.  New business policies written for homeowners decreased 0.5% in 2014, compared to an increase of 11.7% in 2013.  The new business year-over-year average premium per policy for homeowners increased 3.5% at December 31, 2014, compared to 6.0% at December 31, 2013.

Renewal premiums written on personal lines increased 8.2% in 2014, compared to 7.3% in 2013, driven by increases in average premium per policy and steady policy retention ratios.  The year-over-year average premium per policy on personal lines renewal business increased 3.6% at December 31, 2014, compared to 3.8% at December 31, 2013.  The personal lines year-over-year policy retention ratio was 90.9% at December 31, 2014, 91.2% at December 31, 2013, and 91.6% at December 31, 2012.

•
Private passenger auto renewal premiums written increased 6.3% in 2014, compared to 4.5% in 2013.  The year-over-year average premium per policy on private passenger auto renewal business increased 2.0% at December 31, 2014, compared to 1.5% at December 31, 2013.  The private passenger auto year-over-year policy retention ratio was 91.7% at December 31, 2014, and 92.1% at December 31, 2013 and 2012.

•
Homeowners renewal premiums written increased 11.2% in 2014, compared to 12.2% in 2013.  The year-over-year average premium per policy on homeowners renewal business increased 6.7% at December 31, 2014, compared to 8.4% in 2013.  The homeowners year-over-year policyholder retention ratio was 89.8% at December 31, 2014, 90.1% at December 31, 2013, and 90.9% at December 31, 2012.

Commercial lines – Total commercial lines premiums written increased 10.4%, to $1.6 billion in 2014, from $1.5 billion in 2013, driven by a 4.4% increase in total commercial lines policies in force and a 5.7% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 5.5% in 2014, compared to 6.3% in 2013, driven by increases in new business policies written seen across all major commercial lines of business and average premium per policy.  Commercial lines new business policies written increased 2.2% in 2014, compared to 4.6% in 2013, while the year-over-year average premium per policy on commercial lines new business increased 3.2% at December 31, 2014, compared to 1.6% at December 31, 2013.

Renewal premiums for commercial lines increased 11.3% in 2014, compared to 12.9% in 2013, driven by increases in average premium per policy and steady policy retention ratios. The combined impact of these increases was seen primarily in the commercial multi-peril line of business, and to a lesser extent in the commercial auto and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 6.0% in 2014, compared to 7.2% in 2013.  The year-over-year policy retention ratio for commercial lines was 86.5% at December 31, 2014, 86.7% at December 31, 2013, and 86.2% at December 31, 2012.

Future trends—premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group.  At December 31, 2014, we had nearly 2,200 agencies with over 11,000 licensed property and casualty representatives. The Property and Casualty Group began writing private passenger automobile, home insurance, and personal excess liability insurance in Kentucky in the fourth quarter of 2014.

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

Changes in premium levels attributable to rate changes also directly affect the profitability of the Property and Casualty Group and have a direct bearing on Indemnity’s management fee.  Pricing actions contemplated or taken by the Property and Casualty Group are subject to various regulatory requirements of the states in which our insurers operate.  The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of our insurance products.  Such pricing actions, and those of competitors, could affect the ability of our agents to retain and attract new business.  We expect the Property and Casualty Group’s pricing actions to result in a net increase in direct written premium in 2015, however, exposure reductions and/or changes in our mix of business as a result of economic conditions could impact the average premium written by the Property and Casualty Group, as customers may reduce coverages.

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 68.1% in 2014, compared to 66.8% in 2013 and 68.1% in 2012. The personal lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 67.9% in 2014, compared to 67.3% in 2013 and 68.5% in 2012. The commercial lines loss and loss expense ratio related to the current accident year, excluding catastrophe losses, was 68.6% in 2014, compared to 65.7% in 2013 and 67.1% in 2012. The higher ratios for 2014 were driven primarily by a higher volume of non-catastrophe weather related claims resulting from more severe winter weather experienced in the first quarter and a few large commercial property claims, compared to 2013.

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

The Property and Casualty Group maintains property catastrophe reinsurance coverage from unaffiliated reinsurers to mitigate future potential catastrophe loss exposures and no longer participates in the voluntary assumed reinsurance business, which lowers the variability of the Property and Casualty Group’s underwriting results. The property catastrophe reinsurance coverage during 2014 included a first treaty providing coverage of up to 30% of a loss of $100 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence, a second treaty providing coverage of up to 90% of a loss of $500 million in excess of $400 million, a third treaty providing coverage of up to 85% of a loss of $200 million in excess of $900 million, and a fourth treaty providing coverage of up to 100% of a loss of $25 million in excess of $1.1 billion.  The property catastrophe reinsurance coverage that became effective for January 1, 2015 included a first property catastrophe reinsurance treaty providing coverage of up to 35% of a loss of $100 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence, a second treaty providing coverage of up to 90% of a loss of $500 million in excess of $400 million, a third treaty providing coverage of up to 86% of a loss of $200 million in excess of $900 million, and a fourth treaty providing coverage of up to 100% of a loss of $25 million in excess of $1.1 billion.

While the Property and Casualty Group is exposed to terrorism losses in commercial lines, including workers compensation, these lines are afforded a limited backstop above insurer deductibles for foreign acts of terrorism under the federal Terrorism Risk Insurance Program Reauthorization and Extension Act of 2015 that continues through December 31, 2020.  There is no federal assistance for personal lines terrorism losses.  Although current models suggest the most likely occurrences would not have a material impact on the Property and Casualty Group, there is a chance that if future terrorism attacks occur, the Property and Casualty Group could incur large losses.

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $395 million in 2014, $162 million in 2013, and $489 million in 2012, and contributed 7.5 points, 3.4 points and 11.0 points to the respective loss ratios. For 2014, catastrophe losses primarily resulted from many smaller events across our footprint and one large hail event in Pennsylvania.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
(in millions)	Years ended December 31,
	2014	2013	2012
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(120)	$2	$(92)
Assumed reinsurance business	4	(13)	(14)
Ceded reinsurance business	0	(8)	(9)
Total prior year loss development	$(116)	$(19)	$(115)

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

Direct business, including reserves for catastrophe losses and salvage and subrogation – The following table presents the overall prior year loss development of direct reserves, including reserves for catastrophe losses and the effects of salvage and subrogation recoveries, for our personal and commercial lines' operations by accident year:

	Property and Casualty Group
(in millions)	Years ended December 31,
	2014	2013	2012
2013	$(23)	$—	$—
2012	(20)	(11)	—
2011	(25)	2	(46)
2010	(21)	(2)	(27)
2009	(12)	(1)	(7)
2008	(8)	1	(6)
2007	(6)	(2)	(5)
2006	(12)	0	(4)
2005	1	(2)	(3)
2004 and prior	6	17	6
Total	$(120)	$2	$(92)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

The 2014 direct business favorable development, including reserves for catastrophe losses and salvage and subrogation recoveries, totaled $120 million, improved the combined ratio by 2.3 points, and represented 3.2% of the net loss reserves at December 31, 2013.  The most significant factors contributing to the 2014 favorable development were:

•
Favorable development of $78 million related to better than expected severity trends in personal auto, commercial multi-peril, and workers compensation lines of business.  Additionally, $42 million of favorable development was due to changes on individual claims, primarily workers compensation massive injury lifetime medical claims, personal auto massive injury lifetime medical claims, and the settlement of one commercial multi-peril individual large claim.

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

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed involuntary reinsurance business totaling $4 million in 2014, compared to favorable development of
$13 million in 2013 and $14 million in 2012.  The adverse development in 2014 was primarily from the personal auto and workers compensation lines of business somewhat offset by favorable development in commercial auto. The favorable development in 2013 and 2012 was due to less than anticipated growth in involuntary reinsurance.

Ceded reinsurance – The Property and Casualty Group's ceded reinsurance reserve recoveries remained flat during 2014, compared to an increase of $8 million in 2013 and an increase of $9 million in 2012. An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  Ceded reinsurance reserves primarily relate to the pre-1986 automobile massive injury claims. In 2013, the increase in ceded recoveries was primarily due to adverse development related to the pre-1986 automobile massive injury claims and the commercial multi-peril and business catastrophe liability lines of business, offset somewhat by favorable development in the workers compensation line of business. In 2012, the increase in ceded recoveries was primarily the result of adverse development related to the pre-1986 automobile massive injury claims.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio decreased 0.3% points to 28.5% in 2014, from 28.8% in 2013, and decreased 0.3 points in 2013 from 29.1% in 2012.  Additionally, 2012 included an adjustment of $4 million which contributed 0.1 points to the combined ratio at December 31, 2012.  This adjustment represents the reimbursement by the North Carolina Reinsurance Facility (NCRF) for commissions Indemnity paid to agents on the surcharges collected on behalf of the NCRF which was incorrectly recorded as a benefit to the Exchange in prior periods.  The management fee rate was 25.0% in 2014, 2013 and 2012.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 11 states and the District of Columbia.  EFL began writing life insurance and annuity products in Kentucky in the fourth quarter of 2014. A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Years ended December 31,
(in millions)	2014	% Change	2013	% Change	2012
Individual and group life premiums, gross	$127	5.1%	$121	4.6%	$116
Reinsurance premium – ceded	(41)	NM	(41)	2.2	(43)
Individual and group life premiums, net	86	7.9	80	8.4	73
Other revenue	1	NM	1	NM	1
Total net policy revenue	87	7.9	81	8.0	74
Net investment income	96	2.0	94	(1.0)	95
Net realized gains on investments	9	(45.9)	17	NM	9
Impairment losses recognized in earnings	(1)	NM	(1)	NM	0
Equity in earnings of limited partnerships	1	NM	1	NM	0
Total revenues	192	NM	192	7.8	178
Benefits and other changes in policy reserves	105	(1.6)	107	5.8	101
Amortization of deferred policy acquisition costs	13	(12.9)	15	48.7	10
Other operating expenses	25	10.1	22	6.7	21
Total benefits and expenses	143	(1.0)	144	9.2	132
Income before taxes – Exchange(1)	$49	3.7%	$48	3.6%	$46

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 5.1% to $127 million in 2014, compared to $121 million in 2013, and $116 million in 2012.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life. Ceded reinsurance premiums totaled $41 million in 2014 and 2013, and $43 million in 2012.

Annuity and universal life premiums that are recorded as deposits totaled $65 million, $59 million, and $58 million in 2014, 2013 and 2012, respectively, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL’s investment revenue decreased in 2014 due to a decrease in net realized gains on investments from the sale of bonds. Offsetting this decrease was a slight increase in net investment income from higher bond earnings primarily due to increased holdings. EFL’s investment revenue increased in 2013 due to an increase in net realized gains on investments from the sale of bonds and a slight increase in equity in earnings of limited partnerships. Offsetting these increases was a slight decrease in net investment income due to lower investment yields and a slight increase in impairment losses recognized in earnings due to bond impairments. See the discussion of investments in the “Investment Operations” segment that follows for further information.

Benefits and expenses
In 2014, total benefits and expenses were impacted by a decrease in benefits and other changes in policy reserves, as a result of a decrease in interest on annuity deposits partially offset by a slight increase in death benefits. Amortization of deferred policy acquisition costs also decreased compared to 2013 as a result of the annual unlocking. In 2013, total benefits and expenses were primarily impacted by increases in benefits and other changes in policy reserves, as a result of increases in death benefits and future policy benefits, and the amortization of deferred policy acquisition costs, as a result of the annual unlocking, compared to 2012.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
	Years ended December 31,
(in millions)	2014	% Change	2013	% Change	2012
Indemnity
Net investment income	$16	10.0%	$15	(8.4)%	$16
Net realized gains on investments	1	11.8	1	(82.7)	5
Net impairment losses recognized in earnings	0	NM	0	NM	0
Equity in earnings of limited partnerships	11	(49.6)	22	51.2	15
Net revenue from investment operations – Indemnity	$28	(23.8)%	$38	3.0%	$36
Exchange
Net investment income	$446	6.4%	$419	(3.1)%	$433
Net realized gains on investments	192	(75.0)	770	86.4	413
Net impairment losses recognized in earnings	(4)	(66.3)	(13)	NM	0
Equity in earnings of limited partnerships	102	(26.7)	139	19.6	116
Net revenue from investment operations – Exchange(1)	$736	(44.1)%	$1,315	36.8%	$962

NM = not meaningful

(1)	The Exchange’s investment results include net investment revenues from EFL’s operations of $105 million in 2014, $111 million in 2013, and
$104 million in 2012.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.

Indemnity's net investment income increased by $1 million in 2014, compared to 2013, and decreased by $1 million in 2013, compared to 2012, while net investment income for the Exchange increased by $27 million and decreased by $14 million during the same respective periods.  The increase in net investment income for Indemnity in 2014 was due to higher invested balances and higher investment yields, while the decrease in 2013 was primarily due to lower average invested balances. The increase in net investment income for the Exchange in 2014 was due to an increase in invested balances partially offset by lower investment yields, while the decrease in 2013 was due to lower yields partially offset by an increase in invested balances.

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings for Indemnity were $0.1 million in 2014, compared to $0.4 million in 2013, and $0.1 million in 2012.  Impairment losses for the Exchange totaled $4 million in 2014, compared to $13 million in 2013, and $0.1 million in 2012. The impairments for the Exchange in 2014 and 2013 were related to several securities in unrealized loss positions that we intended to sell prior to an expected recovery to our cost basis.

Net realized gains on investments
A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2014	2013	2012
Indemnity
Securities sold:
Fixed maturities	$0	$1	$0
Equity securities	1	0	0
Common stock equity securities	0	0	8
Common stock increases (decreases) in fair value(1)	0	0	(3)
Total net realized gains – Indemnity(2)	$1	$1	$5
Exchange
Securities sold:
Fixed maturities	$17	$6	$58
Equity securities	14	(4)	9
Common stock equity securities	231	271	125
Common stock (decreases) increases in fair value(1)	(70)	497	221
Total net realized gains – Exchange(2) (3)	$192	$770	$413

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Item 8. “Financial Statements and Supplementary Data – Note 7, Investments, of Notes to Consolidated Financial Statements” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(3)	The Exchange’s results include net realized gains from EFL’s operations of $9 million in 2014, $17 million in 2013, and $9 million in 2012.

Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.

Indemnity generated net realized gains of $1 million in both 2014 and 2013, compared to gains of $5 million in 2012.  The Exchange generated net realized gains of $192 million in 2014, compared to gains of $770 million in 2013 and $413 million in 2012. Realized gains for Indemnity were primarily attributable to gains from sales of equity securities in 2014, and gains from sales of fixed maturity securities in 2013. Indemnity recorded no changes in fair value of common stocks in 2014 or 2013 due to the sale of its common stock portfolio classified as trading securities in the fourth quarter of 2012. In 2012, Indemnity's net realized gains were primarily due to the favorable performance and sale of its common stock portfolio. Realized gains for the Exchange in 2014 primarily reflected gains from sales of common stock partially offset by decreases in fair value of common stock. Realized gains for the Exchange in 2013 and 2012 were primarily due to increases in fair value and realized gains on the sale of common stock securities reflecting favorable market performance.

Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2014	2013	2012
Indemnity
Private equity	$4	$6	$7
Mezzanine debt	2	3	5
Real estate	5	13	3
Total equity in earnings of limited partnerships – Indemnity	$11	$22	$15
Exchange
Private equity	$47	$70	$61
Mezzanine debt	19	22	32
Real estate	36	47	23
Total equity in earnings of limited partnerships – Exchange (1)	$102	$139	$116

(1)    The Exchange’s results include equity in earnings of limited partnerships from EFL’s operations of $1 million in 2014 and 2013, and $0.1 million in 2012.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at December 31, 2014 reflect investment valuation changes resulting from the financial markets and the economy for the twelve month period ending September 30, 2014.

Indemnity's equity in earnings of limited partnerships decreased by $11 million in 2014, compared to 2013, and increased by
$7 million in 2013, compared to 2012, while earnings for the Exchange decreased by $37 million and increased by $23 million during the same respective periods. These changes in earnings for both Indemnity and the Exchange were the result of lower earnings from each investment sector in 2014, and primarily due to higher earnings from real estate investments in 2013.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at December 31,
(in millions)	2014	% to total	2013	% to total
Indemnity
Fixed maturities	$564	80%	$526	73%
Equity securities:
Preferred stock	12	2	25	3
Common stock	13	2	25	3
Limited partnerships:
Private equity	52	7	62	9
Mezzanine debt	14	2	20	3
Real estate	47	7	64	9
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$703	100%	$723	100%
Exchange
Fixed maturities	$9,007	65%	$8,162	62%
Equity securities:
Preferred stock	710	5	621	5
Common stock	3,363	24	3,400	26
Limited partnerships:
Private equity	418	3	463	4
Mezzanine debt	170	1	172	1
Real estate	278	2	305	2
Life policy loans	18	0	17	0
Real estate mortgage loans	2	0	3	0
Total investments – Exchange	$13,966	100%	$13,143	100%
Total investments – Erie Insurance Group	$14,669		$13,866

During 2014, Indemnity increased its investments in non-investment grade fixed maturities from less than 1% of total invested assets at December 31, 2013 to 9% of total invested assets at December 31, 2014. The increase during 2014 was primarily funded by cash flows from limited partnership distributions. The Exchange also increased its investment in non-investment grade fixed maturities during 2014 from 2% of total invested assets at December 31, 2013 to 5% of total invested assets at December 31, 2014. The increase during 2014 was primarily funded by cash flows from the sale of common stock and limited partnership distributions.

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

We individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the “Investment Operations” section herein for further information.)  We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for
$231 million, or 41%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 16%, of the fixed maturity portfolio for the Exchange at December 31, 2014.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to
$6 million at December 31, 2014, compared to $5 million at December 31, 2013.  At December 31, 2014, the Exchange had net unrealized gains on fixed maturities of $303 million, compared to $234 million at December 31, 2013.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group (1)
(in millions)	December 31, 2014
					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Basic materials	$0	$0	$3	$3	$4	$10
Communications	0	0	0	15	8	23
Consumer	0	0	8	21	25	54
Energy	0	0	0	5	6	11
Financial	0	8	43	39	7	97
Government-municipal	105	104	21	1	0	231
Industrial	0	0	1	5	8	14
Structured securities (2)	29	23	31	15	1	99
Technology	0	0	0	0	4	4
Utilities	0	0	13	7	1	21
Total – Indemnity	$134	$135	$120	$111	$64	$564
Exchange
Basic materials	$0	$0	$59	$187	$58	$304
Communications	0	0	252	337	96	685
Consumer	0	35	383	723	196	1,337
Diversified	0	0	14	0	2	16
Energy	7	67	134	461	76	745
Financial	1	138	1,004	1,713	165	3,021
Foreign government	0	10	0	0	0	10
Government-municipal	445	846	161	25	0	1,477
Government sponsored entity	0	4	0	0	0	4
Industrial	0	11	69	281	57	418
Structured securities (2)	42	122	32	25	0	221
Technology	0	34	62	92	22	210
U.S. Treasury	0	6	0	0	0	6
Utilities	0	3	164	359	27	553
Total – Exchange	$495	$1,276	$2,334	$4,203	$699	$9,007

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

(2)          Structured securities include residential mortgage-backed securities. commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and the Exchange, respectively:

	Erie Insurance Group
(in millions)	Fair value at
	December 31, 2014		December 31, 2013
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Diversified	0	0	3	0
Financial	7	0	16	0
Funds (1)	0	13	0	25
Utilities	4	0	5	0
Total – Indemnity	$12	$13	$25	$25
Exchange
Basic materials	$0	$88	$0	$86
Communications	6	278	6	352
Consumer	16	980	6	968
Diversified	0	19	2	14
Energy	0	187	0	205
Financial	587	590	518	538
Funds (1)	0	435	0	479
Government sponsored entity	0	0	2	0
Industrial	0	456	0	457
Technology	1	268	0	240
Utilities	100	62	87	61
Total – Exchange	$710	$3,363	$621	$3,400
(1)         Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $13 million for Indemnity and $140 million for the Exchange at December 31, 2014, and $25 million for Indemnity and $198 million for the Exchange at December 31, 2013. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was $0.6 million at December 31, 2014, compared to an unrealized loss of less than $0.1 million at December 31, 2013. The net unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for the Exchange was $40 million at December 31, 2014, compared to an unrealized gain of $26 million at December 31, 2013.

Our common stocks classified as trading securities are measured at fair value with all increases or decreases in fair value reflected in the Consolidated Statements of Operations.

Limited partnerships
In 2014, investments in limited partnerships decreased for both Indemnity and the Exchange from the investment levels at December 31, 2013.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by increases in underlying asset values. Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag. As a result, the market values and earnings recorded at December 31, 2014 reflect the partnership activity experienced during the twelve month period ending September 30, 2014.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At December 31,
	2014	2013
Indemnity
Private equity	$52	$62
Mezzanine debt	14	20
Real estate	47	64
Total limited partnerships – Indemnity	$113	$146
Exchange
Private equity	$418	$463
Mezzanine debt	170	172
Real estate	278	305
Total limited partnerships – Exchange	$866	$940

Liabilities
Property and casualty losses and loss expense reserves
Loss reserves are established to account for the estimated ultimate costs of losses and loss expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported.  While we exercise professional diligence to establish reserves at the end of each period that are fully reflective of the ultimate value of all claims incurred, these reserves are, by nature, only estimates and cannot be established with absolute certainty.

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

	Property and Casualty Group
(in millions)	At December 31,
	2014	2013
Gross reserve liability (1):
Personal auto	$1,245	$1,217
Automobile massive injury	330	345
Homeowners	279	271
Workers compensation	636	604
Workers compensation massive injury	82	94
Commercial auto	388	371
Commercial multi-peril	630	587
All other direct lines of business	179	170
Assumed reinsurance	84	88
Gross reserves	3,853	3,747
Less: reinsurance recoverable	142	156
Net reserve liability – Exchange	$3,711	$3,591

(1)          Loss reserves are set at estimated ultimate costs, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $89 million and $85 million at December 31, 2014 and 2013, respectively.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 245 claimants requiring lifetime medical care, of which 97 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $274 million at December 31, 2014, which is net of $138 million of anticipated reinsurance recoverables, compared to $291 million at December 31, 2013, which was net of

$148 million of anticipated reinsurance recoverables.  The pre-1986 automobile and workers compensation massive injury gross reserves both decreased at December 31, 2014, compared to December 31, 2013, primarily due to continued payments on the pre-1986 automobile massive injury claims and the settlement of two workers compensation massive injury claims, offset somewhat by the addition of two new workers compensation massive injury claims, respectively.

The estimation of ultimate liabilities for these claims is subject to significant judgment due to variations in medical cost inflation, claimant health, and mortality over time.  It is anticipated that these massive injury lifetime medical claims will require payments over the next 30 to 40 years.  Actual experience, however, may emerge in a manner that is different relative to the original assumptions, which could have a significant impact on our reserve estimates.  A 100-basis point increase in the medical cost inflation assumption would result in an increase in the combined automobile and workers compensation massive injury gross reserves of $84 million and a $41 million increase in the reinsurance recoverable and the workers compensation discount, resulting in a $43 million increase in the net reserve.  Massive injury claims payments totaled $12 million,
$15 million, and $13 million in 2014, 2013 and 2012, respectively.

Life insurance reserves
EFL’s primary commitment is its obligation to pay future policy benefits under the terms of its life insurance and annuity contracts.  To meet these future obligations, EFL establishes life insurance reserves based upon the type of policy, the age, gender, and risk class of the insured, and the number of years the policy has been in force.  EFL also establishes annuity and universal life reserves primarily based upon the amount of policyholder deposits (less applicable insurance and expense charges) plus interest earned on those deposits.  Life insurance and annuity reserves are supported primarily by EFL’s long-term, fixed income investments as the underlying policy reserves are generally also of a long-term nature.

Shareholders’ Equity
Pension plan
The funded status of our postretirement benefit plans is recognized in the statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2014, shareholders’ equity decreased by $60 million, net of tax, of which $5 million represents amortization of the prior service cost and net actuarial loss and
$65 million represents the current period actuarial loss.  The 2014 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.17% in 2014, from 5.11% in 2013. At December 31, 2013, shareholders’ equity increased by $81 million, net of tax, of which $10 million represents amortization of the prior service cost and net actuarial loss and $71 million represents the current period actuarial gain.  The 2013 actuarial gain was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 5.11% in 2013, from 4.19% in 2012. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 56% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and EFL functions.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2015.

Cash flow activities – Erie Insurance Group
The following table provides condensed consolidated cash flow information for the years ended December 31:

(in millions)	Erie Insurance Group
	2014	2013	2012
Net cash provided by operating activities	$779	$903	$577
Net cash used in investing activities	(596)	(759)	(85)
Net cash used in financing activities	(121)	(92)	(277)
Net increase in cash	$62	$52	$215

Net cash provided by operating activities totaled $779 million in 2014, $903 million in 2013, and $577 million in 2012.  Decreased cash from operating activities in 2014 was driven primarily by increases in losses and loss expense paid, commissions and bonuses paid to agents, and other underwriting and acquisition costs, combined with a decrease in limited partnership distributions received. Somewhat offsetting this decrease in cash provided was an increase in premiums collected by the Exchange, driven by the increase in premiums written, and an increase in net investment income received, combined with a decrease in income taxes paid, compared to 2013. The increase in 2013, compared to 2012, was primarily due to an increase in premiums collected by the Exchange driven by the increase in premiums written, a decrease in losses and loss expense paid, and a slight increase in limited partnership distributions received. Somewhat offsetting this increase in cash was an increase in income taxes and other underwriting and acquisition costs paid, and a slight decrease in net investment income received, compared to 2012.

At December 31, 2014, we recorded a net deferred tax asset of $37 million related to Indemnity and a net deferred tax liability of $490 million related to the Exchange.  There was no deferred tax valuation allowance recorded at December 31, 2014.  During calendar years 2014, 2013, and 2012, we received cash refunds of federal income taxes paid in prior tax periods of
$4 million, $4 million, and $49 million respectively.

Net cash used in investing activities totaled $596 million in 2014, $759 million in 2013, and $85 million in 2012.  Changes in investing activities in 2014 primarily included a decrease in certain fixed maturity purchases and increased cash generated from the sale of preferred stocks, offset somewhat by an increase in other preferred stock purchases combined with decreased cash generated from the sale, call and maturity of fixed income securities, compared to 2013.  At December 31, 2014, we had contractual commitments to invest up to $483 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $151 million, mezzanine debt securities was $165 million, and real estate activities was
$167 million.  Changes in investing activities in 2013 primarily included an increase in certain fixed maturity purchases and decreased cash generated from the sale of common stocks, offset somewhat by a decrease in other common stock purchases, compared to 2012.

For a discussion of net cash used in financing activities, see the following “Cash flow activities – Indemnity,” for the primary drivers of financing cash flows related to the Indemnity shareholder interest.

Cash flow activities – Indemnity
The following table is a summary of cash flows for Indemnity for the years ended December 31:

(in millions)	Indemnity Shareholder Interest
	2014	2013	2012
Net cash provided by operating activities	$186	$218	$205
Net cash (used in) provided by investing activities	(4)	(65)	95
Net cash used in financing activities	(139)	(116)	(299)
Net increase in cash	$43	$37	$1

See Item 8. “Financial Statements and Supplementary Data - Note 22, Indemnity Supplemental Information, of Notes to Consolidated Financial Statements” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities decreased to $186 million in 2014, compared to $218 million in 2013, and $205 million in 2012.  Decreased cash from operating activities in 2014 was primarily due to increases in commissions and bonuses paid to agents and general operating expenses combined with decreases in reimbursements collected from affiliates and limited partnership distributions. Somewhat offsetting this decrease in cash was an increase in management fee revenue received, compared to 2013. Management fee revenues were higher reflecting the increase in premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $749 million in 2014, compared to $681 million in 2013, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity contributed $23 million to its pension plan in 2014, compared to $17 million in 2013.  Additionally, Indemnity made a contribution to its pension plan for $17 million in January 2015.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  Indemnity is reimbursed approximately 56% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.  In 2013, increased cash from operating activities, compared to 2012, was primarily due to increases in management fee revenue and limited partnership distributions received. Offsetting this increase in cash were increases in cash paid for commissions to agents, general operating expenses, salaries and wages, and income taxes, combined with a slight decrease in net investment income received, compared to 2012.

At December 31, 2014, Indemnity recorded a net deferred tax asset of $37 million. There was no deferred tax valuation allowance recorded at December 31, 2014. During calendar year 2014, Indemnity received cash refunds of federal income taxes paid in prior tax periods of $1 million.

Net cash used in Indemnity’s investing activities totaled $4 million in 2014 and $65 million in 2013, compared to cash provided of $95 million in 2012.  Changes in Indemnity’s 2014 investing activities primarily included increased cash generated from fixed maturity and equity security sales, somewhat offset by decreased cash generated from fixed maturity calls combined with an increase in purchases of property, plant and equipment, compared to 2013.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $24 million at December 31, 2014, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $10 million, mezzanine debt securities was $9 million, and real estate activities was $5 million.  Changes in Indemnity’s 2013 investing activities primarily included decreased cash generated from the sales of fixed maturities and common stocks, compared to 2012.

Net cash used in Indemnity’s financing activities totaled $139 million in 2014, $116 million in 2013, and $299 million in 2012.  The increase in cash used in financing activities for 2014 was driven by an increase in the cash outlay for dividends paid to shareholders, somewhat offset by a decrease in the cash outlay for share repurchases. Decreased cash used in financing activities in 2013 was driven by a decrease in dividends paid to shareholders, due to the accelerated payment of the regular first quarter 2013 dividend into the fourth quarter of 2012 and a special one-time cash dividend, and a decrease in the cash outlay for share repurchases. Dividends paid to shareholders totaled $119 million, $84 million, and $229 million in 2014, 2013 and 2012, respectively. Indemnity increased both its Class A and Class B shareholder regular quarterly dividends for 2014 and 2013.  In 2012, in addition to the regular quarterly dividend declared in November, the Board also declared a special one-time cash dividend of $2.00 on each Class A share and $300.00 on each Class B share, totaling $95 million. The payment of both the regular and special dividend was accelerated and paid in December 2012 due to the potential significant increases in tax rates on 2013 dividend income pending at the time of declaration. In 2013, the regular quarterly dividend was declared by the Board at its December meeting and paid in January of the following year. There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.  Dividends have been approved at a 7.2% increase for 2015.

Indemnity repurchased 276,390 shares of its Class A nonvoting common stock in conjunction with its stock repurchase program at a total cost of $19.5 million in 2014, based upon settlement date.  In 2013, shares repurchased under this program totaled 441,024 at a total cost of $31.9 million, compared to 986,439 shares at a total cost of $70.2 million in 2012.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of
$150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $18 million of repurchase authority remaining under this program at December 31, 2014, based upon trade date.

In 2014, we repurchased 64,398 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.9 million for the vesting of stock-based awards for executive management and an outside director, and for awards under our long-term incentive plan.  These shares were delivered in January, May and June 2014, respectively. In 2013, we repurchased 3,477 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $255,454 to settle payments due to a retired executive under our long-term incentive plan.  These shares were delivered to the plan participant in January 2013 and July 2013. In 2012, we also repurchased 1,803 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $129,849 to settle payments due to two retired senior vice presidents under our long-term incentive plan. These shares were delivered to the plan participants in January 2012 and June 2012, respectively.

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

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through:
1) Indemnity’s cash and cash equivalents, which total approximately $92 million at December 31, 2014, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $411 million at December 31, 2014.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of December 31, 2014, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of December 31, 2014. Bonds with a fair value of
$114 million were pledged as collateral on the line at December 31, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  Indemnity was in compliance with its bank covenants at December 31, 2014.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through:
1) the Exchange’s cash and cash equivalents, which total approximately $422 million at December 31, 2014, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $12.1 billion at December 31, 2014.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of December 31, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of December 31, 2014, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of December 31, 2014.  Bonds with a fair value of
$328 million were pledged as collateral on the line at December 31, 2014. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at December 31, 2014.

Indemnity has no rights to the assets, capital, or line of credit of the Exchange and, conversely, the Exchange has no rights to the assets, capital, or line of credit of Indemnity.  We believe we have the funding sources available to us to support our cash flow requirements in 2015.

Contractual Obligations
Cash outflows for the Property and Casualty Group are variable as fluctuations in settlement dates for claims payments vary and cannot be predicted with absolute certainty.  While volatility in claims payments could be significant, the cash flow requirements for claims have not historically had a significant effect on our liquidity.  Based upon a historical 15 year average, approximately 35% of losses and loss expenses included in reserves for the Property and Casualty Group are settled within the first 12 months, and approximately 80% are settled within the first five years.  Amounts that are paid after the first five years reflect long-tail lines such as workers compensation and auto bodily injury.

We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2014, the aggregate obligations were as follows:

	Erie Insurance Group
(in millions)	Payments due by period
	Total	2015	2016- 2017	2018- 2019	2020 and thereafter
Fixed obligations:
Indemnity:
Limited partnership commitments(1)	$24	$24	$0	$0	$0
Pension contribution(2)	17	17	0	0	0
Other commitments(3)	88	40	43	5	0
Operating leases – vehicles	16	5	8	3	0
Operating leases – real estate(4)	8	2	4	2	0
Operating leases – computer equipment	4	2	2	0	0
Total fixed contractual obligations – Indemnity	157	90	57	10	0
Noncontrolling interest:
Limited partnership commitments(1)	459	199	74	146	40
Total fixed contractual obligations – Exchange	459	199	74	146	40

Total fixed contractual obligations – Erie Insurance Group	616	289	131	156	40
Gross property and casualty loss and loss expense reserves – Exchange	3,853	1,310	1,195	462	886
Life gross long-term liabilities(5)	4,866	172	334	332	4,028
Gross contractual obligations – Erie Insurance Group	$9,335	$1,771	$1,660	$950	$4,954

Gross contractual obligations net of estimated reinsurance recoverables are as follows:

	Erie Insurance Group
(in millions)	Payments due by period
	Total	2015	2016- 2017	2018- 2019	2020 and thereafter
Gross contractual obligations – Erie Insurance Group	$9,335	$1,771	$1,660	$950	$4,954
Estimated reinsurance recoverables – property and casualty(6)	142	7	11	10	114
Estimated reinsurance recoverables – life(6)	666	27	60	69	510
Net contractual obligations – Erie Insurance Group	$8,527	$1,737	$1,589	$871	$4,330

(1)
Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date.  The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due.  At December 31, 2014, Indemnity’s total commitment to fund limited partnerships that invest in private equity securities was $10 million, mezzanine debt was $9 million, and real estate activities was $5 million.  At December 31, 2014, the Exchange’s total commitment to fund limited partnerships that invest in private equity securities was $141 million, mezzanine debt was $156 million, and real estate activities was $162 million.

(2)
The pension contribution for 2015 was estimated in accordance with the Pension Protection Act of 2006.  Contributions anticipated in future years depend upon certain factors that cannot be reasonably predicted. Any contributions required in future years will be an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made. The obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management, are not included in gross contractual obligations.  The recorded accumulated benefit obligation for this plan at December 31, 2014, is $10 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as these become due.

(3)	Other commitments include various agreements for services, including such things as computer software, telephones, copiers, and maintenance.

(4)
Operating leases – real estate are for 18 of our 25 field offices that are operated in the states in which the Property and Casualty Group does business and two operating leases are for office space and a warehouse facility leased from unaffiliated parties.

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

(6)	Reinsurance recoverables include estimated amounts from reinsurers on long-term liabilities subject to the credit worthiness of the reinsurer.

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

Financial Ratings
Our property and casualty insurers are rated by rating agencies that provide insurance consumers with meaningful information on the financial strength of insurance entities.  Higher ratings generally indicate financial stability and a strong ability to pay claims.  The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors.  The insurers of the Property and Casualty Group are currently rated by A.M. Best Company as follows:

Erie Insurance Exchange	A+
Erie Insurance Company	A+
Erie Insurance Property and Casualty Company	A+
Erie Insurance Company of New York	A+
Flagship City Insurance Company	A+
Erie Family Life Insurance Company	A

The outlook for all ratings is stable.  According to A.M. Best, a “Superior” rating (A+), the second highest financial strength rating category, is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term.  Only 9.7% of insurance groups are rated A+ or higher, and we are included in that group.  By virtue of its affiliation with the Property and Casualty Group, EFL is typically rated one level lower, or an “Excellent” rating (A), than our property and casualty insurance companies by A.M. Best Company.  Financial strength ratings continue to be an important factor in evaluating the competitive position of insurance companies.

Regulatory Risk-Based Capital
The standard set by the National Association of Insurance Commissioners (NAIC) for measuring the solvency of insurance companies, referred to as Risk-Based Capital (RBC), is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.  The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized.  In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis.  At December 31, 2014, the members of the Property and Casualty Group and EFL had RBC levels substantially in excess of levels that would require regulatory action.

Regulatory Restrictions on Surplus
The members of the Property and Casualty Group and EFL are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid without prior approval by insurance regulatory authorities.  The Exchange’s property and casualty insurance subsidiaries have a maximum of $35 million available for such dividends in 2015 without prior approval by the Pennsylvania Insurance Commissioner for Pennsylvania-domiciled subsidiaries and the New York Superintendent of Insurance for the New York domiciled subsidiary.  No dividends were paid from the property and casualty insurance subsidiaries in 2014, 2013, or 2012.

The maximum dividend EFL could pay the Exchange in 2015 without prior approval is $30 million.  No dividends were paid by EFL in 2014, 2013 or 2012.

The Exchange is operated for the interest of its subscribers (policyholders) and any distributions it might declare would only be payable to them.  The Exchange did not make any distributions to its subscribers (policyholders) in 2014, 2013, or 2012.

Enterprise Risk Management
The role of our Enterprise Risk Management ("ERM") function is to ensure that all significant risks are clearly identified, understood, proactively managed and consistently monitored to achieve strategic objectives for all stakeholders of the Erie Insurance Group. See Item 1A “Risk Factors” contained in this report for a list of risk factors related to the Erie Insurance Group.

As an insurance company, we are in the business of taking risks from our policyholders, managing these risks in a cost-effective manner and ensuring long term stability for policyholders as well as shareholders. Since risk is integral to our business, we strive to manage the multitude of risks we face in an optimal manner. Some risks can occur simultaneously or be correlated with other risks. Therefore an event or a series of events has the potential to impact multiple areas of our business and materially affect our operations, financial position or liquidity. As such, our ERM program takes a holistic view of risk and ensures implementation of risk responses to mitigate potential impacts across our entire group of companies.

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

Insurers are required to regularly conduct an Own Risk and Solvency Assessment (“ORSA”) starting in 2015. ORSA regulation requires insurance companies to document their risk management framework, assess individual material risks, and test group capital and solvency. This will allow regulators to form an enhanced view of an insurer’s ability to withstand stress.

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

Leased property
The Exchange leases certain office space to Indemnity, including the home office and four field office facilities, with one field office owned by EFL.  Rents are determined considering returns on invested capital and building operating and overhead costs.  Rental costs of shared facilities are allocated based upon square footage occupied.

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

Intercompany Receivables of Indemnity

	Indemnity Shareholder Interest
(in millions)	2014	Percent of Indemnity total assets	2013	Percent of Indemnity total assets	2012	Percent of Indemnity total assets
Receivables from the Exchange and other affiliates (management fees, costs and reimbursements)	$335	25.4%	$300	24.7%	$281	24.2%
Note receivable from EFL	25	1.9	25	2.1	25	2.2
Total intercompany receivables	$360	27.3%	$325	26.8%	$306	26.4%

Indemnity has significant receivables from the Exchange that result in a concentration of credit risk.  These receivables include management fees due for services performed by Indemnity for the Exchange under the subscriber’s agreement, and costs Indemnity pays on behalf of the Exchange. We periodically evaluate credit risks related to the receivables from the Exchange. Indemnity also pays certain costs for, and is reimbursed monthly by, EFL. The receivable from the Exchange for management fees and costs Indemnity pays on behalf of the Exchange is settled monthly.

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. Indemnity recognized interest income on the note of $2 million in both 2014 and 2013.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. The Exchange recognized interest income on the note of $1 million in both 2014 and 2013.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, equity price risk, and foreign exchange rate risk, and how those exposures are currently managed as of December 31, 2014.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 80% of invested assets for Indemnity and 65% of invested assets for the Exchange at December 31, 2014.  The value of the fixed maturity portfolio is subject to interest rate risk.  As market interest rates decrease, the value of the portfolio goes up with the opposite holding true in rising interest rate environments.  We do not hedge our exposure to interest rate risk.  A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an average age of the expected cash flows.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  Duration is analyzed quarterly to ensure that it remains in the targeted range we established.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values, or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period.  In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates.  The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity investment portfolio.  We used the modified duration of our fixed maturity investment portfolio to model the pro forma effect of a change in interest rates at December 31, 2014 and 2013.

Fixed maturities interest-rate sensitivity analysis

(dollars in millions)	Erie Insurance Group
	At December 31,
	2014	2013
Indemnity
Fair value of fixed maturity portfolio	$564	$526
Fair value assuming 100-basis point rise in interest rates	$550	$508
Modified duration – Indemnity	3.6	3.6
Exchange
Fair value of fixed maturity portfolio	$9,007	$8,162
Fair value assuming 100-basis point rise in interest rates	$8,580	$7,747
Modified duration – Exchange	5.2	5.3

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2014 and 2013.  Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in millions)	Erie Insurance Group
	December 31, 2014
Fixed maturities:	Indemnity	Exchange
2015	$62	$450
2016	111	582
2017	62	890
2018	29	837
2019	33	861
Thereafter	233	4,704
Total(1)	$530	$8,324
Fair value	$564	$9,007

(1)     These amounts exclude Indemnity’s $25 million surplus note due from EFL and the Exchange’s $20 million surplus note due from EFL.

(in millions)	Erie Insurance Group
	December 31, 2013
Fixed maturities:	Indemnity	Exchange
2014	$101	$370
2015	91	505
2016	112	694
2017	21	797
2018	12	900
Thereafter	158	4,380
Total(1)	$495	$7,646
Fair value	$526	$8,162

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

The following table shows our fixed maturity investments by rating as of December 31, 2014:

(dollars in millions)	Erie Insurance Group(1)
	Amortized cost	Fair value	Percent of total
Indemnity
AAA, AA, A	$378	$389	69%
BBB	110	111	20
Total investment grade	488	500	89
BB	15	15	2
B	40	38	7
CCC, CC, C	12	11	2
Total non-investment grade	67	64	11
Total – Indemnity	$555	$564	100%
Exchange
AAA, AA, A	$3,857	$4,105	45%
BBB	3,977	4,203	47
Total investment grade	7,834	8,308	92
BB	362	370	4
B	259	250	3
CCC, CC, C	85	79	1
Total non-investment grade	706	699	8
Total – Exchange	$8,540	$9,007	100%

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

Approximately 18% of Indemnity’s and 2% of the Exchange’s fixed income portfolios are invested in structured products.  This includes mortgage-backed securities, collateralized debt and loan obligations, collateralized mortgage obligations, and asset-backed securities.  The overall credit rating of the structured product portfolio is AA-.

Our municipal bond portfolio accounts for $231 million, or 41% of the total fixed maturity portfolio for Indemnity, and
$1.5 billion, or 16% of the total fixed maturity portfolio for the Exchange.  The overall credit rating of our municipal portfolio, without consideration of the underlying insurance, is AA.

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

Liquidity Risk
Periods of volatility in the financial markets can create conditions where fixed maturity investments, despite being publicly traded, can become illiquid.  However, we actively manage the maturity profile of our fixed maturity portfolio such that scheduled repayments of principal occur on a regular basis.  Additionally, there is no ready market for limited partnerships which increases the risk that these investments may not be converted to cash on favorable terms and on a timely basis.

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

At December 31, 2014, the weighted average Beta for our common stock holdings designated as trading securities was 1.00 for the Exchange.  Based upon a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio designated as trading securities would decrease by approximately $645 million for the Exchange. At December 31, 2013, the weighted average Beta for our common stock holdings designated as trading securities was 1.03 for the Exchange.  Based upon a hypothetical 20% reduction in the overall value of the stock market, the fair value of the common stock portfolio designated as trading securities would decrease by approximately $660 million for the Exchange.

Common stocks designated as available-for-sale securities represent investments in certain exchange traded funds with underlying holdings of fixed maturity securities. While the performance of the exchange traded funds closely tracks that of the underlying fixed maturity securities, these investments are reported as common stock based on U.S. GAAP requirements. The average effective duration of these investments as reported by the funds was 6.3 for Indemnity and 5.4 for the Exchange at December 31, 2014, compared to 4.4 for Indemnity and 4.5 for the Exchange at December 31, 2013.

Foreign Exchange Rate Risk
This risk primarily arises from our foreign investments included in the Exchange’s common stock and limited partnership portfolios.  As of December 31, 2014, we had $679 million and $74 million in foreign currency denominated common stock and limited partnership investments, respectively, which represented 5.4% of Exchange's total invested assets.  As of December 31, 2013, we had $449 million and $97 million in foreign currency denominated common stock and limited partnership investments, respectively, which represented 4.2% of Exchanges total invested assets.  The principal currencies creating foreign exchange rate risk for us are the Pound Sterling and Euro, and to a lesser extent the Swiss Franc and Japanese Yen. We actively monitor the level of our exposure to non-U.S. dollar denominated investments, but do not hedge the foreign exchange rate risk inherent in these investments.

Based on the fair values of the Exchange’s non-U.S. dollar denominated securities as of December 31, 2014 and 2013, a simultaneous 10% unfavorable change across each of the foreign exchange rates to which we are exposed would decrease the fair value of our foreign currency denominated investments by $75 million and $55 million, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited the accompanying consolidated statements of financial position of Erie Indemnity Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Erie Indemnity Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 26, 2015

FERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2014, 2013 and 2012
(dollars in millions, except per share data)

	2014	2013	2012
Revenues
Premiums earned	$5,344	$4,898	$4,493
Net investment income	446	422	438
Net realized investment gains	193	771	418
Net impairment losses recognized in earnings	(4)	(13)	0
Equity in earnings of limited partnerships	113	161	131
Other income	32	32	32
Total revenues	6,124	6,271	5,512
Benefits and expenses
Insurance losses and loss expenses	3,958	3,467	3,480
Policy acquisition and underwriting expenses	1,336	1,237	1,133
Total benefits and expenses	5,294	4,704	4,613
Income from operations before income taxes and noncontrolling interest	830	1,567	899
Provision for income taxes	257	519	280
Net income	$573	$1,048	$619

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	405	885	459

Net income attributable to Indemnity	$168	$163	$160

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$3.59	$3.46	$3.38
Class A common stock – diluted	$3.18	$3.08	$2.99
Class B common stock – basic	$539	$520	$505
Class B common stock – diluted	$538	$519	$505

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,247,876	46,660,651	47,357,836
Class B common stock	2,542	2,542	2,544

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,616,234	52,855,757	53,547,833
Class B common stock	2,542	2,542	2,544

See accompanying notes to Consolidated Financial Statements. See Note 18, "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 22, “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Net income	$573	$1,048	$619

Other comprehensive (loss) income
Change in unrealized holding gains (losses) on available-for-sale securities, net of tax (expense) benefit of $(42), $125, and $(121), respectively	78	(232)	224
Reclassification adjustment for gross (gains) losses included in net income, net of tax benefit (expense) of $10, $(3) and $23, respectively	(18)	7	(44)
Postretirement plans, net of tax (benefit) expense of $(31), $44 and $(17), respectively	(60)	81	(30)
Other comprehensive (loss) income	0	(144)	150

Comprehensive income	573	904	769
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	464	667	637
Total comprehensive income – Indemnity	$109	$237	$132

See accompanying notes to Consolidated Financial Statements. See Note 18, "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31, 2014 and 2013
(dollars in millions, except per share data)

	2014	2013
Assets
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $555 and $518, respectively)	$564	$526
Equity securities (cost of $24 and $50, respectively)	25	50
Limited partnerships (cost of $89 and $123, respectively)	113	146
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $8,540 and $7,801, respectively)	9,007	8,162
Equity securities (cost of $788 and $778 respectively)	850	819
Trading securities, at fair value (cost of $2,289 and $2,198, respectively)	3,223	3,202
Limited partnerships (cost of $694 and $790, respectively)	866	940
Other invested assets	20	20
Total investments	14,669	13,866

Cash and cash equivalents (Exchange portion of $422 and $403, respectively)	514	452
Premiums receivable from policyholders – Exchange	1,281	1,167
Reinsurance recoverable – Exchange	161	172
Deferred income taxes – Indemnity	37	2
Deferred acquisition costs – Exchange	595	566
Other assets (Exchange portion of $374 and $337, respectively)	501	451
Total assets	$17,758	$16,676

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$611	$476
Exchange liabilities
Losses and loss expense reserves	3,853	3,747
Life policy and deposit contract reserves	1,812	1,758
Unearned premiums	2,834	2,598
Deferred income taxes	490	450
Other liabilities	175	97
Total liabilities	9,775	9,126

Indemnity’s shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 and 46,461,125 shares outstanding, respectively	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(118)	(59)
Retained earnings	1,949	1,902
Total contributed capital and retained earnings	1,849	1,861
Treasury stock, at cost; 22,110,132 and 21,838,075 shares held, respectively	(1,146)	(1,127)
Total Indemnity shareholders’ equity	703	734

Noncontrolling interest in consolidated entity – Exchange	7,280	6,816
Total equity	7,983	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$17,758	$16,676

See accompanying notes to Consolidated Financial Statements.  See Note 22, “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND NONCONTROLLING INTEREST
Years ended December 31, 2014, 2013 and 2012
(dollars in millions, except per share data)

	2014	2013	2012
Common stock
Class A	$2	$2	$2
Class B	0	0	0
Total common stock	2	2	2

Additional paid-in-capital
Balance, end of year	16	16	16

Accumulated other comprehensive loss
Balance, beginning of year	(59)	(133)	(105)
Change in accumulated other comprehensive loss	(59)	74	(28)
Balance, end of year	(118)	(59)	(133)

Retained earnings
Balance, beginning of year	1,902	1,852	1,894
Net income attributable to Indemnity	168	163	160
Dividends declared – Class A ($2.586, $2.4125 and $4.25 per share, respectively)	(120)	(112)	(200)
Dividends declared – Class B ($387.90, $361.875 and $637.50 per share, respectively)	(1)	(1)	(2)
Balance, end of year	1,949	1,902	1,852

Treasury stock
Balance, beginning of year	(1,127)	(1,095)	(1,026)
Net purchase of treasury stock	(19)	(32)	(69)
Balance, end of year	(1,146)	(1,127)	(1,095)

Total Indemnity shareholders’ equity	$703	$734	$642

Noncontrolling interest in consolidated entity – Exchange
Balance, beginning of year	$6,816	$6,149	$5,512
Comprehensive income	464	667	637
Balance, end of year	7,280	6,816	6,149

Total equity	$7,983	$7,550	$6,791

See accompanying notes to Consolidated Financial Statements.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Cash flows from operating activities
Premiums collected	$5,466	$5,026	$4,594
Net investment income received	484	450	471
Limited partnership distributions	131	176	164
Service agreement fee received	31	31	31
Commissions and bonuses paid to agents	(749)	(681)	(617)
Losses paid	(3,217)	(2,742)	(2,818)
Loss expenses paid	(516)	(470)	(464)
Other underwriting and acquisition costs paid	(661)	(603)	(557)
Income taxes paid	(190)	(284)	(227)
Net cash provided by operating activities	779	903	577

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(2,298)	(2,879)	(2,112)
Preferred stock	(445)	(136)	(172)
Common stock	(1,262)	(1,339)	(1,807)
Limited partnerships	(120)	(88)	(100)
Sales/maturities of investments:
Fixed maturity sales	645	849	881
Fixed maturity calls/maturities	854	1,135	1,169
Preferred stock	398	115	154
Common stock	1,486	1,426	1,733
Sale of and returns on limited partnerships	197	198	201
Net purchase of property and equipment	(52)	(42)	(33)
Net collections on agent loans	2	3	1
Net distributions on life policy loans	(1)	(1)	0
Net cash used in investing activities	(596)	(759)	(85)

Cash flows from financing activities
Annuity deposits and interest	85	89	92
Annuity surrenders and withdrawals	(88)	(82)	(83)
Universal life deposits and interest	34	27	23
Universal life surrenders	(13)	(10)	(10)
Purchase of treasury stock	(20)	(32)	(70)
Dividends paid to shareholders	(119)	(84)	(229)
Net cash used in financing activities	(121)	(92)	(277)

Net increase in cash and cash equivalents	62	52	215
Cash and cash equivalents, beginning of year	452	400	185
Cash and cash equivalents, end of year	$514	$452	$400

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

The Exchange, together with its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”), and Flagship City Insurance Company (“Flagship”), operate as a property and casualty insurer and are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 12 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger auto (43%), homeowners (27%), commercial multi-peril (13%), commercial automobile (7%), and workers compensation (7%) lines of insurance based upon 2014 direct written premiums.

Erie Family Life Insurance Company (“EFL”), a wholly owned subsidiary of the Exchange, operates as a life insurer that underwrites and sells individual and group life insurance policies and fixed annuities.

The Property & Casualty Group and EFL began writing private passenger automobile, home insurance, personal excess liability insurance, and life insurance and annuity products in Kentucky in the fourth quarter of 2014.

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

Adopted accounting standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line affected by the reclassification. ASU 2013-02 was effective for reporting periods beginning after December 15, 2012.  We adopted the guidance effective January 1, 2013 and disclose reclassifications from accumulated other comprehensive income and the impact on our consolidated financial statements in Note 18, "Indemnity Accumulated Other Comprehensive Loss".

Recently issued accounting standards
In February 2015, the FASB issued ASU 2015-02, “Consolidation”, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships are variable interest entities and the consolidation analysis of reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships.  All legal entities are subject to reevaluation under this revised consolidation model. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  We are currently evaluating this new guidance and have not yet determined the impact that the adoption of this new consolidation model will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 clarifies the principles for recognizing revenue and provides a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts are not within the scope of this guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. We do not expect the adoption of ASU 2014-09 related to the management fee and service agreement revenue to have a material impact on our consolidated financial statements.

Investments
Available-for-sale securities – Fixed maturity, preferred stock, and common stock securities classified as available-for-sale are reported at fair value.  Unrealized holding gains and losses, net of related tax effects, on available-for-sale securities are recorded directly to shareholders’ equity as accumulated other comprehensive income (loss).

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

Limited partnerships – Limited partnerships include U.S. and foreign private equity, mezzanine debt, and real estate investments.  The majority of our limited partnership holdings are considered investment companies and are recorded using the equity method of accounting. For these limited partnerships the general partners record assets at fair value, including any other-than-temporary impairments of these individual investments. We also own some real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the net asset value (NAV) from our partner’s capital statement reflecting the general partner’s estimate of fair value for the fund’s underlying assets. Limited partnerships reported under the fair value option are disclosed in Note 6, “Fair Value” as other investments. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method.

Because of the timing of the preparation and delivery of financial statements for limited partnership investments, the use of the most recently available financial statements provided by the general partners results in a quarter delay in the inclusion of the limited partnership results in our Consolidated Statements of Operations.  Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2014 for all partnerships other than the real estate limited partnerships that are reported under the fair value option.

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

While we perform various procedures in review of the general partners’ valuations, we rely on the general partners’ financial statements as the best available information to record our share of the partnership unrealized gains and losses resulting from valuation changes. Due to the limited market for these investments, there is a greater potential for market price variability.

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

Deferred acquisition costs
Costs that vary with and directly relate to the successful acquisition of new and renewal insurance and investment-type contracts are deferred. These costs are principally commissions, premium taxes and policy issuance expenses.

Property and casualty insurance – DAC is amortized as premiums are earned over the applicable policy term.  Investment income is considered in determining the recoverability of DAC. If a premium deficiency exists, it would first be recognized by charging any unamortized acquisition costs to expense. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. There was no reduction in costs deferred in any periods presented.  Profitability is analyzed annually to ensure recoverability.

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

Deferred taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law.  Valuation allowances on deferred tax assets are estimated based upon our assessment of the realizability of such amounts.

Property and casualty unpaid losses and loss expenses
Unpaid losses and loss expenses include estimates for claims that have been reported and those that have been incurred but not reported, as well as estimates of all expenses associated with processing and settling these claims, less estimates of anticipated salvage and subrogation recoveries.  Unpaid loss and loss expense reserves are set at ultimate cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5%.  Estimating the ultimate cost of future losses and loss expenses is an uncertain and complex process.  This estimation process is based upon the assumption that past developments are an appropriate indicator of future events, and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors.  The uncertainties involved with the reserving process include internal factors, such as changes in claims handling procedures, as well as external factors, such as economic trends and changes in the concepts of legal liability and damage awards.  Accordingly, final loss settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

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

Agent bonus estimates
Agent bonuses are based upon an individual agency’s property and casualty underwriting profitability and also include a component for growth in agency property and casualty premiums if the agency’s underwriting profitability targets for our book of business are met.  The estimate for agent bonuses, which are based upon the performance over 36 months, is modeled on a monthly basis using actual underwriting data by agency for the prior two years combined with the current year-to-date actual data.

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

Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares to Class A shares. Diluted earnings per share calculations include the dilutive effect of assumed issuance of stock-based awards under compensation plans using the treasury stock method. See Note 16, "Incentive and Deferred Compensation Plans."

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)				For the years ended December 31,
	2014			2013			2012
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$167	46,247,876	$3.59	$162	46,660,651	$3.46	$159	47,357,836	$3.38
Dilutive effect of stock-based awards	0	267,558	—	0	94,306	—	0	84,397	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,100,800	—	1	6,105,600	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$168	52,616,234	$3.18	$163	52,855,757	$3.08	$160	53,547,833	$2.99
Class B – Basic EPS:
Income available to Class B stockholders	$1	2,542	$539	$1	2,542	$520	$1	2,544	$505
Class B – Diluted EPS:
Income available to Class B stockholders	$1	2,542	$538	$1	2,542	$519	$1	2,544	$505

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At December 31, 2014, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Property and casualty insurance operations
Our property and casualty insurance operations segment includes personal and commercial lines.  Personal lines consist primarily of personal auto and homeowners and are marketed to individuals.  Commercial lines consist primarily of commercial multi-peril, commercial auto, and workers compensation and are marketed to small- and medium-sized businesses.  Our property and casualty policies are sold by independent agents.  Our property and casualty insurance underwriting operations are conducted through the Exchange and its subsidiaries and include assumed involuntary and ceded reinsurance business and run-off activity of the previously assumed voluntary reinsurance business.  We evaluate profitability of the property and casualty insurance operations principally based upon net underwriting results represented by the combined ratio.

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  In 2014, investment activities on life insurance-related assets generated revenues of $105 million, resulting in EFL reporting income before income taxes of $49 million, before intercompany eliminations.  In 2013, investment activities on life insurance-related assets generated revenues of $111 million, resulting in EFL reporting income before income taxes of $48 million, before intercompany eliminations.  In 2012, investment activities on life insurance-related assets generated revenues of $104 million, resulting in EFL reporting income before income taxes of $46 million, before intercompany eliminations.

Investment operations
The investment operations segment includes returns from our fixed maturity, equity security and limited partnership investment portfolios to support our underwriting business.  The Indemnity and Exchange portfolios are managed with the objective of maximizing after-tax returns on a risk-adjusted basis, while the EFL portfolio is managed to be closely aligned to its liabilities and to maintain a sufficient yield to meet profitability targets.  We actively evaluate the portfolios for impairments and record impairment writedowns on investments in instances where the fair value of the investment is substantially below cost, and it is concluded that the decline in fair value is other-than-temporary.  Investment-related income for the life operations is included in the investment segment results.

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
	Year ended December 31, 2014
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$5,260	$86		$(2)	$5,344
Net investment income				$462	(16)	446
Net realized investment gains				193		193
Net impairment losses recognized in earnings				(4)		(4)
Equity in earnings of limited partnerships				113		113
Management fee revenue	$1,376				(1,376)	—
Service agreement and other revenue	31		1			32
Total revenues	1,407	5,260	87	764	(1,394)	6,124
Cost of management operations	1,184				(1,184)	—
Insurance losses and loss expenses		3,859	105		(6)	3,958
Policy acquisition and underwriting expenses		1,502	38		(204)	1,336
Total benefits and expenses	1,184	5,361	143	—	(1,394)	5,294
Income (loss) before income taxes	223	(101)	(56)	764	—	830
Provision for income taxes	78	(35)	(20)	234	—	257
Net income (loss)	$145	$(66)	$(36)	$530	$—	$573

	Erie Insurance Group
	Year ended December 31, 2013
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,820	$80		$(2)	$4,898
Net investment income				$434	(12)	422
Net realized investment gains				771		771
Net impairment losses recognized in earnings				(13)		(13)
Equity in earnings of limited partnerships				161		161
Management fee revenue	$1,266				(1,266)	—
Service agreement and other revenue	31		1			32
Total revenues	1,297	4,820	81	1,353	(1,280)	6,271
Cost of management operations	1,088				(1,088)	—
Insurance losses and loss expenses		3,365	107		(5)	3,467
Policy acquisition and underwriting expenses		1,387	37		(187)	1,237
Total benefits and expenses	1,088	4,752	144	—	(1,280)	4,704
Income (loss) before income taxes	209	68	(63)	1,353	—	1,567
Provision for income taxes	73	24	(22)	444	—	519
Net income (loss)	$136	$44	$(41)	$909	$—	$1,048

	Erie Insurance Group
	Year ended December 31, 2012
(in millions)	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,422	$73		$(2)	$4,493
Net investment income				$449	(11)	438
Net realized investment gains				418		418
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				131		131
Management fee revenue	$1,157				(1,157)	—
Service agreement and other revenue	31		1			32
Total revenues	1,188	4,422	74	998	(1,170)	5,512
Cost of management operations	983				(983)	—
Insurance losses and loss expenses		3,384	101		(5)	3,480
Policy acquisition and underwriting expenses		1,284	31		(182)	1,133
Total benefits and expenses	983	4,668	132	—	(1,170)	4,613
Income (loss) before income taxes	205	(246)	(58)	998	—	899
Provision for income taxes	72	(86)	(20)	314	—	280
Net income (loss)	$133	$(160)	$(38)	$684	$—	$619

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

We perform continuous reviews of the prices obtained from the pricing service.  This includes evaluating the methodology and inputs used by the pricing service to ensure that we determine the proper classification level of the financial instrument.  Price variances, including large periodic changes, are investigated and corroborated by market data.  We have reviewed the pricing methodologies of our pricing service as well as other observable inputs, such as data, and transaction volumes and believe that the prices adequately consider market activity in determining fair value.  Our review process continues to evolve based upon accounting guidance and requirements.

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

The following table presents our consolidated fair value measurements on a recurring basis by asset class and level of input at December 31, 2014:

	Erie Insurance Group
	December 31, 2014
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$231	$0	$231	$0
Corporate debt securities	234	0	234	0
Residential mortgage-backed securities	8	0	8	0
Commercial mortgage-backed securities	51	0	51	0
Collateralized debt obligations	33	0	33	0
Other debt securities	7	0	7	0
Total fixed maturities	564	0	564	0
Nonredeemable preferred stock	12	2	10	0
Common stock	13	13	0	0
Total available-for-sale securities	589	15	574	0
Other investments (1)	8	0	0	8
Total – Indemnity	$597	$15	$574	$8
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$6	$0
Government sponsored enterprises	4	0	4	0
States & political subdivisions	1,477	0	1,477	0
Foreign government securities	10	0	10	0
Corporate debt securities	7,289	0	7,202	87
Residential mortgage-backed securities	111	0	111	0
Commercial mortgage-backed securities	30	0	30	0
Collateralized debt obligations	11	0	11	0
Other debt securities	69	0	57	12
Total fixed maturities	9,007	0	8,908	99
Nonredeemable preferred stock	710	328	381	1
Common stock	140	140	0	0
Total available-for-sale securities	9,857	468	9,289	100
Trading securities:
Common stock	3,223	3,208	0	15
Total trading securities	3,223	3,208	0	15
Other investments (1)	71	0	0	71
Total – Exchange	$13,151	$3,676	$9,289	$186
Total – Erie Insurance Group	$13,748	$3,691	$9,863	$194

% of total assets at fair value	100.0%	26.9%	71.7%	1.4%

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of December 31, 2014. During the year ended December 31, 2014, Indemnity made no contributions and received distributions totaling $12.9 million, and the Exchange made no contributions and received distributions totaling $41.5 million for these investments. As of December 31, 2014, the amount of unfunded commitments related to the investments was $0.6 million for Indemnity and $1.7 million for the Exchange.

The following table presents our consolidated fair value measurements on a recurring basis by asset class and level of input at December 31, 2013:

	Erie Insurance Group
	December 31, 2013
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$243	$0	$243	$0
Corporate debt securities	282	0	281	1
Collateralized debt obligations	1	0	0	1
Total fixed maturities	526	0	524	2
Nonredeemable preferred stock	25	2	23	0
Common stock	25	25	0	0
Total available-for-sale securities	576	27	547	2
Other investments (1)	18	0	0	18
Total – Indemnity	$594	$27	$547	$20
Exchange
Available-for-sale securities:
U.S. government & agencies	$172	$0	$172	$0
States & political subdivisions	1,470	0	1,470	0
Foreign government securities	15	0	15	0
Corporate debt securities	6,211	0	6,185	26
Residential mortgage-backed securities	156	0	156	0
Commercial mortgage-backed securities	47	0	47	0
Collateralized debt obligations	16	0	11	5
Other debt securities	75	0	75	0
Total fixed maturities	8,162	0	8,131	31
Nonredeemable preferred stock	621	242	379	0
Common stock	198	198	0	0
Total available-for-sale securities	8,981	440	8,510	31
Trading securities:
Common stock	3,202	3,187	0	15
Total trading securities	3,202	3,187	0	15
Other investments (1)	98	0	0	98
Total – Exchange	$12,281	$3,627	$8,510	$144
Total – Erie Insurance Group	$12,875	$3,654	$9,057	$164

% of total assets at fair value	100.0%	28.4%	70.3%	1.3%

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of December 31, 2013. During the year ended December 31, 2013, Indemnity made no contributions and received distributions totaling $2.4 million, and the Exchange made no contributions and received distributions totaling $21.7 million for these investments. As of December 31, 2013, the amount of unfunded commitments related to the investments was $1.5 million for Indemnity and $4.5 million for the Exchange.

Level 3 Assets –Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at December 31, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$(1)	$0
Commercial mortgage-backed securities	0	0	0	3	0	(3)	0
Collateralized debt obligations	1	0	0	0	(1)	0	0
Total fixed maturities	2	0	0	3	(1)	(4)	0
Total available-for-sale securities	2	0	0	3	(1)	(4)	0
Other investments	18	2	0	0	(12)	0	8
Total Level 3 assets – Indemnity	$20	$2	$0	$3	$(13)	$(4)	$8
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$(1)	$46	$(6)	$22	$87
Collateralized debt obligations	5	1	(1)	0	(3)	(2)	0
Other debt securities	0	0	0	0	0	12	12
Total fixed maturities	31	1	(2)	46	(9)	32	99
Nonredeemable preferred stock	0	0	0	1	0	0	1
Total available-for-sale securities	31	1	(2)	47	(9)	32	100
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	14	0	0	(41)	0	71
Total Level 3 assets – Exchange	$144	$15	$(2)	$47	$(50)	$32	$186
Total Level 3 assets – Erie Insurance Group	$164	$17	$(2)	$50	$(63)	$28	$194

(1)          These amounts are reported in the Consolidated Statements of Operations. There was $1 million included in net realized investment gains (losses) and $16 million included in equity in earnings of limited partnerships for the year ended December 31, 2014 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs. Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For Indemnity, there were no transfers between Level 1 and Level 2, or from Level 2 to Level 3, for the year ended December 31, 2014. Level 3 to Level 2 transfers totaled $4 million related to two fixed maturity holdings due to the use of observable market data to determine the fair value at December 31, 2014.

For the Exchange, Level 1 to Level 2 transfers totaled $36 million and Level 2 to Level 1 transfers totaled $25 million due to trading activity levels related to four preferred stock holdings and three preferred stock holdings, respectively, for the year ended December 31, 2014. Level 2 to Level 3 transfers totaled $56 million for nine fixed maturity holdings and one preferred stock holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $24 million for three fixed maturity holdings and one preferred stock holding due to the use of observable market data to determine the fair value at December 31, 2014.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2012	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at December 31, 2013
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	3	0	0	0	(2)	0	1
Total fixed maturities	4	0	0	0	(2)	0	2
Total available-for-sale securities	4	0	0	0	(2)	0	2
Other investments	19	1	0	0	(2)	0	18
Total Level 3 assets – Indemnity	$23	$1	$0	$0	$(4)	$0	$20
Exchange
Available-for-sale securities:
Corporate debt securities	$43	$0	$0	$1	$(3)	$(15)	$26
Commercial mortgage-backed securities	0	0	0	0	(1)	1	0
Collateralized debt obligations	16	3	1	0	(16)	1	5
Total fixed maturities	59	3	1	1	(20)	(13)	31
Nonredeemable preferred stock	0	2	(1)	4	(10)	5	0
Total available-for-sale securities	59	5	0	5	(30)	(8)	31
Trading securities:
Common stock	15	1	0	4	(5)	0	15
Total trading securities	15	1	0	4	(5)	0	15
Other investments	109	11	0	0	(22)	0	98
Total Level 3 assets – Exchange	$183	$17	$0	$9	$(57)	$(8)	$144
Total Level 3 assets – Erie Insurance Group	$206	$18	$0	$9	$(61)	$(8)	$164

(1)          These amounts are reported in the Consolidated Statements of Operations. There was $6 million included in net realized investment gains (losses) and $12 million included in equity in earnings of limited partnerships for the year ended December 31, 2013 on Level 3 securities.

For Indemnity, there were no Level 1 to Level 2 transfers for the year ended December 31, 2013. Level 2 to Level 1 transfers totaled $1 million due to trading activity levels related to one preferred stock holding, and there where no transfers between Level 2 and Level 3.

For the Exchange, Level 1 to Level 2 transfers totaled $6 million and Level 2 to Level 1 transfers totaled $51 million due to trading activity levels related to one preferred stock holding and five preferred stock holdings, respectively, for the year ended December 31, 2013. Level 2 to Level 3 transfers totaled $39 million related to seven fixed maturity holdings and one preferred stock holding, and Level 3 to Level 2 transfers totaled $47 million for six fixed maturity holdings. These transfers in and out of Level 3 were primarily the result of using non-binding and binding broker quotes, respectively, to determine the fair value at December 31, 2013.

When a non-binding broker quote was the only input available, it was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $92 million for the Exchange at December 31, 2014, and $1 million for Indemnity and $21 million for the Exchange at December 31, 2013.

Other investments represent certain limited partnerships that are recorded at fair value based upon net asset value (NAV) provided by the general partner. Due to the nature of these investments, the NAV was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $8 million for Indemnity and $71 million for the Exchange at December 31, 2014, and $18 million for Indemnity and $98 million for the Exchange at December 31, 2013.

Quantitative and Qualitative Disclosures about Unobservable Inputs
	Erie Insurance Group
	December 31, 2014
(dollars in millions)	Fair value	Valuation techniques	Unobservable input	Range	Weighted average
Exchange
Corporate debt securities (1)	$7	Market approach	Comparable transaction EBITDA multiples	8.0x	8.0x
			Comparable security yield	6%	6%

Nonredeemable preferred stock (2)	1	Market approach	Held at cost
Common stock (1)	15	Market approach	Comparable transaction EBITDA multiples	8.0x	8.0x
			Discount for lack of marketability	10%	10%

	December 31, 2013
(dollars in millions)	Fair value	Valuation techniques	Unobservable input	Range	Weighted average
Indemnity
Collateralized debt obligations (3)	$1	Income approach	Projected maturity date	Mar 2014 - Nov 2014
			Repayment at maturity	13 - 100%	79%
			Discount rate	7.5 - 15%	9%
Exchange
Corporate debt securities (1)	8	Market approach	Comparable transaction EBITDA multiples	8.0 - 11.9x	8.0x
			Comparable security yield	6%	6%

Collateralized debt obligations (3)	2	Income approach	Projected maturity date	Mar 2014 - Oct 2035
			Repayment at maturity	13 - 100%	80%
			Discount rate	7.5 - 18%	10%
Common stock (1)	15	Market approach	Comparable transaction EBITDA multiples	8.0 - 11.9x	8.0x
			Discount for lack of marketability	5 - 30%	7.5%

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

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at December 31, 2014:

	Erie Insurance Group
(in millions)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$564	$0	$564	$0
Total fixed maturities	564	0	564	0
Nonredeemable preferred stock:
Priced via pricing services	12	2	10	0
Total nonredeemable preferred stock	12	2	10	0
Common stock:
Priced via pricing services	13	13	0	0
Total common stock	13	13	0	0
Other investments:
Priced via unobservable inputs (2)	8	0	0	8
Total other investments	8	0	0	8
Total – Indemnity	$597	$15	$574	$8
Exchange
Fixed maturities:
Priced via pricing services	$8,897	$0	$8,897	$0
Priced via market comparables/broker quotes (1)	103	0	11	92
Priced via internal modeling	7	0	0	7
Total fixed maturities	9,007	0	8,908	99
Nonredeemable preferred stock:
Priced via pricing services	709	328	381	0
Priced via internal modeling	1	0	0	1
Total nonredeemable preferred stock	710	328	381	1
Common stock:
Priced via pricing services	3,348	3,348	0	0
Priced via internal modeling	15	0	0	15
Total common stock	3,363	3,348	0	15
Other investments:
Priced via unobservable inputs (2)	71	0	0	71
Total other investments	71	0	0	71
Total – Exchange	$13,151	$3,676	$9,289	$186
Total – Erie Insurance Group	$13,748	$3,691	$9,863	$194

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

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2014.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2014:

	Erie Insurance Group
	December 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$219	$12	$0	$231
Corporate debt securities	236	1	3	234
Residential mortgage-backed securities	8	0	0	8
Commercial mortgage-backed securities	52	0	1	51
Collateralized debt obligations	33	0	0	33
Other debt securities	7	0	0	7
Total fixed maturities	555	13	4	564
Nonredeemable preferred stock	11	1	0	12
Common stock	13	0	0	13
Total available-for-sale securities – Indemnity	$579	$14	$4	$589
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$0	$6
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,394	84	1	1,477
Foreign government securities	10	0	0	10
Corporate debt securities	6,918	405	34	7,289
Residential mortgage-backed securities	109	3	1	111
Commercial mortgage-backed securities	28	2	0	30
Collateralized debt obligations	6	5	0	11
Other debt securities	66	3	0	69
Total fixed maturities	8,540	503	36	9,007
Nonredeemable preferred stock	650	64	4	710
Common stock	138	3	1	140
Total available-for-sale securities – Exchange	$9,328	$570	$41	$9,857
Total available-for-sale securities – Erie Insurance Group	$9,907	$584	$45	$10,446

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2013:

	Erie Insurance Group
	December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$237	$7	$1	$243
Corporate debt securities	280	2	0	282
Collateralized debt obligations	1	0	0	1
Total fixed maturities	518	9	1	526
Nonredeemable preferred stock	24	2	1	25
Common stock	26	0	1	25
Total available-for-sale securities – Indemnity	$568	$11	$3	$576
Exchange
Available-for-sale securities:
U.S. government & agencies	$171	$1	$0	$172
States & political subdivisions	1,430	55	15	1,470
Foreign government securities	15	0	0	15
Corporate debt securities	5,902	354	45	6,211
Residential mortgage-backed securities	157	3	4	156
Commercial mortgage-backed securities	45	2	0	47
Collateralized debt obligations	8	8	0	16
Other debt securities	73	3	1	75
Total fixed maturities	7,801	426	65	8,162
Nonredeemable preferred stock	577	55	11	621
Common stock	201	0	3	198
Total available-for-sale securities – Exchange	$8,579	$481	$79	$8,981
Total available-for-sale securities – Erie Insurance Group	$9,147	$492	$82	$9,557

The amortized cost and estimated fair value of fixed maturities at December 31, 2014, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	December 31, 2014
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$63	$63
Due after one year through five years	241	241
Due after five years through ten years	144	148
Due after ten years	107	112
Total fixed maturities – Indemnity	$555	$564
Exchange
Due in one year or less	$450	$457
Due after one year through five years	3,240	3,409
Due after five years through ten years	3,327	3,482
Due after ten years	1,523	1,659
Total fixed maturities – Exchange	$8,540	$9,007
Total fixed maturities – Erie Insurance Group	$9,095	$9,571

Available-for-sale securities in a gross unrealized loss position at December 31, 2014 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	December 31, 2014
(dollars in millions)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
Indemnity	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
States & political subdivisions	$6	$0	$2	$0	$8	$0	4
Corporate debt securities	121	3	0	0	121	3	250
Residential mortgage-backed securities	6	0	0	0	6	0	4
Commercial mortgage-backed securities	41	1	0	0	41	1	24
Collateralized debt obligations	21	0	0	0	21	0	9
Other debt securities	7	0	0	0	7	0	3
Total fixed maturities – Indemnity	202	4	2	0	204	4	294
Common stock	0	0	13	0	13	0	1
Total available-for-sale securities – Indemnity	$202	$4	$15	$0	$217	$4	295
Quality breakdown of fixed maturities:
Investment grade	$146	$1	$2	$0	$148	$1	58
Non-investment grade	56	3	0	0	56	3	236
Total fixed maturities – Indemnity	$202	$4	$2	$0	$204	$4	294
Exchange
Available-for-sale securities:
U.S. treasury	$1	$0	$0	$0	$1	$0	2
States & political subdivisions	47	0	47	1	94	1	24
Corporate debt securities	980	29	181	5	1,161	34	656
Residential mortgage-backed securities	6	0	27	1	33	1	8
Commercial mortgage-backed securities	1	0	0	0	1	0	1
Other debt securities	13	0	7	0	20	0	4
Total fixed maturities – Exchange	1,048	29	262	7	1,310	36	695
Nonredeemable preferred stock	86	3	25	1	111	4	16
Common stock	0	0	73	1	73	1	2
Total available-for-sale securities – Exchange	$1,134	$32	$360	$9	$1,494	$41	713
Quality breakdown of fixed maturities:
Investment grade	$606	$10	$253	$5	$859	$15	172
Non-investment grade	442	19	9	2	451	21	523
Total fixed maturities – Exchange	$1,048	$29	$262	$7	$1,310	$36	695

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Years ended December 31,
	2014	2013	2012
Indemnity
Fixed maturities	$14	$12	$13
Equity securities	2	2	3
Cash equivalents and other	1	2	1
Total investment income	17	16	17
Less: investment expenses	1	1	1
Investment income, net of expenses – Indemnity	$16	$15	$16
Exchange
Fixed maturities	$354	$334	$350
Equity securities	115	105	102
Cash equivalents and other	1	2	2
Total investment income	470	441	454
Less: investment expenses	40	34	32
Investment income, net of expenses – Exchange	$430	$407	$422
Investment income, net of expenses – Erie Insurance Group	$446	$422	$438

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in millions)	Erie Insurance Group
	Years ended December 31,
Indemnity	2014	2013	2012
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$1	$0
Gross realized losses	0	0	0
Net realized gains	0	1	0
Equity securities:
Gross realized gains	1	0	0
Gross realized losses	0	0	0
Net realized gains	1	0	0
Trading securities:
Common stock:
Gross realized gains	0	0	9
Gross realized losses	0	0	(1)
Increases (decreases) in fair value (1)	0	0	(3)
Net realized gains	0	0	5
Net realized investment gains – Indemnity	$1	$1	$5
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$25	$37	$78
Gross realized losses	(8)	(31)	(20)
Net realized gains	17	6	58
Equity securities:
Gross realized gains	17	7	17
Gross realized losses	(3)	(11)	(8)
Net realized gains (losses)	14	(4)	9
Trading securities:
Common stock:
Gross realized gains	291	307	213
Gross realized losses	(60)	(36)	(88)
(Decreases) increases in fair value (1)	(70)	497	221
Net realized gains	161	768	346
Net realized investment gains – Exchange	$192	$770	$413
Net realized investment gains – Erie Insurance Group	$193	$771	$418

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments are included below:

(in millions)	Erie Insurance Group
	Years ended December 31
	2014	2013	2012
Indemnity
Fixed maturities	$0	$0	$0
Equity securities	0	0	0
Total other-than-temporary impairments	0	0	0
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings – Indemnity	$0	$0	$0
Exchange
Fixed maturities	$(4)	$(5)	$0
Equity securities	0	(8)	0
Total other-than-temporary impairments	(4)	(13)	0
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings – Exchange	$(4)	$(13)	$0
Net impairment losses recognized in earnings – Erie Insurance Group	$(4)	$(13)	$0

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through December 31, 2014 are comprised of partnership financial results for the fourth quarter of 2013 and the first, second and third quarters of 2014.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2014.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in millions)	Erie Insurance Group
	Years ended December 31
	2014	2013	2012
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$9	$21	$13
Change in fair value of limited partnerships accounted for under the fair value option	2	1	2
Equity in earnings of limited partnerships – Indemnity	$11	$22	$15
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$88	$128	$105
Change in fair value of limited partnerships accounted for under the fair value option	14	11	11
Equity in earnings of limited partnerships – Exchange	$102	$139	$116
Equity in earnings of limited partnerships – Erie Insurance Group	$113	$161	$131

We have provided summarized financial information in the following tables for the years ended December 31, 2014 and 2013.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how we evaluate these investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through December 31, 2014 include partnership financial results for the fourth quarter of 2013 and the first three quarters of 2014.

	Erie Insurance Group
	As of and for the year ended December 31, 2014
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	24	$34	$(7)	$7
Greater than or equal to 10% but less than 50%	3	18	3	1
Greater than 50%	0	0	0	0
Total private equity	27	52	(4)	8
Mezzanine debt:
Less than 10%	11	10	0	2
Greater than or equal to 10% but less than 50%	3	4	0	0
Greater than 50%	1	0	0	0
Total mezzanine debt	15	14	0	2
Real estate:
Less than 10%	11	36	5	(2)
Greater than or equal to 10% but less than 50%	3	4	1	0
Greater than 50%	2	7	0	1
Total real estate	16	47	6	(1)
Total limited partnerships – Indemnity	58	$113	$2	$9
Exchange
Private equity:
Less than 10%	42	$344	$(12)	$43
Greater than or equal to 10% but less than 50%	3	74	13	3
Greater than 50%	0	0	0	0
Total private equity	45	418	1	46
Mezzanine debt:
Less than 10%	21	120	0	16
Greater than or equal to 10% but less than 50%	4	23	(3)	3
Greater than 50%	3	27	0	3
Total mezzanine debt	28	170	(3)	22
Real estate:
Less than 10%	22	207	18	7
Greater than or equal to 10% but less than 50%	5	44	6	2
Greater than 50%	2	27	(17)	20
Total real estate	29	278	7	29
Total limited partnerships – Exchange	102	$866	$5	$97
Total limited partnerships – Erie Insurance Group		$979	$7	$106

Per the limited partnership financial statements, total partnership assets were $45 billion and total partnership liabilities were
$4 billion at December 31, 2014 (as recorded in the September 30, 2014 limited partnership financial statements).  For the twelve month period comparable to that presented in the preceding table (fourth quarter of 2013 and first three quarters of 2014), total partnership valuation adjustment losses were $1 billion and total partnership net income was $7 billion.

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

Note 8.  Capitalized Software Development Costs

We capitalize computer software costs developed or obtained for internal use.  Capitalized costs include internal and external labor and overhead.  Capitalization ceases and amortization begins no later than the point at which a computer software project is complete and ready for its intended use.  Capitalized software costs are amortized over the estimated useful life of the software.

The following table outlines the total capitalized software development costs subject to amortization and the related amortization expense:

	Indemnity Shareholder Interest
(in millions)	Years ended December 31,
	2014	2013	2012
Gross carrying amount	$68	$58	$54
Accumulated amortization	(25)	(18)	(11)
Net carrying amount	$43	$40	$43

Amortization expense	$7	$7	$6

Included in the gross carrying amount above are costs not yet subject to amortization of $11 million, $9 million and $7 million in 2014, 2013 and 2012, respectively.

The following table outlines the estimated future amortization expense related to capitalized software development costs as of December 31, 2014:

(in millions)
Indemnity Shareholder Interest
Year ending December 31,	Estimated amortization expense
2015	$8
2016	8
2017	7
2018	4
2019	2

The Exchange had capitalized software development costs in-process of $4 million at December 31, 2014, not yet subject to amortization.

Note 9.  Bank Line of Credit

As of December 31, 2014, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of December 31, 2014, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of December 31, 2014. Bonds with a fair value of
$114 million were pledged as collateral on the line at December 31, 2014.

As of December 31, 2014, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of December 31, 2014, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of December 31, 2014.  Bonds with a fair value of
$328 million were pledged as collateral on the line at December 31, 2014.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of December 31, 2014.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at December 31, 2014.

Note 10.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in millions)	Erie Insurance Group
	2014	2013	2012
Indemnity
Current income tax expense	$87	$89	$84
Deferred income tax benefit	(4)	(5)	(3)
Provision for income taxes – Indemnity	83	84	81
Exchange
Current income tax expense	166	232	78
Deferred income tax expense	8	203	121
Provision for income taxes – Exchange	174	435	199
Provision for income taxes – Erie Insurance Group	$257	$519	$280

The deferred income tax expense in 2013 and 2012 was primarily driven by unrealized gains on investments.

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rates to pre-tax income, is as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2014	2013	2012
Indemnity
Income tax at statutory rates	$88	$86	$84
Other, net	(5)	(2)	(3)
Provision for income taxes – Indemnity	83	84	81
Exchange
Income tax at statutory rates	202	462	230
Tax-exempt interest	(13)	(13)	(13)
Dividends received deduction	(15)	(14)	(14)
Other, net	0	0	(4)
Provision for income taxes – Exchange	174	435	199
Provision for income taxes – Erie Insurance Group	$257	$519	$280

Temporary differences and carry-forwards, which give rise to consolidated deferred tax assets and liabilities, are as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2014	2013
Indemnity
Deferred tax assets:
Other employee benefits	$18	$14
Pension and other postretirement benefits	55	24
Other	4	3
Total deferred tax assets	77	41
Deferred tax liabilities:
Unrealized gains on investments	4	3
Limited partnerships	11	11
Depreciation	17	17
Prepaid expenses	8	7
Other	0	1
Total deferred tax liabilities	40	39
Net deferred income tax asset – Indemnity	$37	$2

Exchange
Deferred tax assets:
Loss reserve discount	$55	$63
Unearned premiums	214	197
Write-downs of impaired securities	8	18
Other	25	19
Total deferred tax assets	302	297
Deferred tax liabilities:
Deferred policy acquisition costs	191	185
Unrealized gains on investments	510	489
Limited partnerships	67	61
Other	24	12
Total deferred tax liabilities	792	747
Net deferred income tax liability – Exchange	$(490)	$(450)
Net deferred income tax liability – Erie Insurance Group	$(453)	$(448)

Neither the Indemnity nor the Exchange had a valuation allowance recorded at December 31, 2014 or December 31, 2013. The IRS has examined our tax filings through tax year ended 2009 and is currently examining our federal income tax returns for 2010, 2011 and 2012.

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

Note 11.  Deferred Policy Acquisition Costs

The following table summarizes the components of the Property and Casualty Group’s and EFL’s deferred policy acquisition costs assets for the years ended December 31:

(in millions)	Erie Insurance Group
	2014	2013
Property and Casualty Group
Deferred policy acquisition costs asset, beginning of year	$402	$364
Capitalized deferred policy acquisition costs	874	801
Amortized deferred policy acquisition costs	(836)	(763)
Deferred policy acquisition costs asset, end of year – Property and Casualty Group	$440	$402
Erie Family Life Insurance Company
Deferred policy acquisition costs asset, beginning of year	$164	$140
Capitalized deferred policy acquisition costs	18	15
Amortized deferred policy acquisition costs	(13)	(15)
Change in shadow deferred policy acquisition costs	(14)	24
Deferred policy acquisition costs asset, end of year – EFL	$155	$164
Deferred policy acquisition costs asset, end of year – Erie Insurance Group	$595	$566

Note 12.   Property and Casualty Unpaid Losses and Loss Expenses

The following table provides a reconciliation of our property and casualty beginning and ending loss and loss expense reserve balances for the years ended December 31:

(in millions)	Property and Casualty Group
	2014	2013	2012
Losses and loss expense reserves, beginning of year – Gross	$3,747	$3,598	$3,499
Less: reinsurance recoverable, beginning of year	156	154	151
Losses and loss expense reserves, beginning of year – Net	3,591	3,444	3,348

Incurred losses and loss expenses related to:
Current accident year	3,969	3,379	3,494
Prior accident years	(116)	(19)	(115)
Total incurred losses and loss expenses	3,853	3,360	3,379

Paid losses and loss expenses related to:
Current accident year	2,513	2,007	2,166
Prior accident years	1,220	1,206	1,117
Total paid losses and loss expenses	3,733	3,213	3,283

Losses and loss expense reserves, end of year – Net	3,711	3,591	3,444
Add: reinsurance recoverable, end of year	142	156	154
Losses and loss expense reserves, end of year – Gross	$3,853	$3,747	$3,598

Loss reserves are set at ultimate cost, except for workers compensation loss reserves, which have been discounted using an interest rate of 2.5% for all periods presented.  This discounting reduced unpaid losses and loss expenses by $89 million,
$85 million and $85 million at December 31, 2014, 2013 and 2012, respectively.  The reserves for losses and loss expenses are reported net of receivables for salvage and subrogation, which totaled $171 million, $149 million and $150 million at December 31, 2014, 2013 and 2012, respectively.

In 2014, the favorable development on prior accident year direct loss reserves was primarily related to better than expected severity trends in personal auto, commercial multi-peril, and workers compensation lines of business combined with changes on individual claims, primarily workers compensation massive injury lifetime medical claims, personal auto massive injury lifetime medical claims, and the settlement of a commercial multi-peril individual large claim. Favorable development on prior accident year loss reserves was minimal in 2013. In 2012, the favorable development on prior accident year direct loss reserves was primarily the result of improved claims frequency and severity trends combined with the closing of several large claims in our homeowners, commercial multi-peril, and commercial auto lines of business, offset somewhat by adverse development in our workers compensation line of business as a result of increased severity trends.

Note 13.  Life Policy and Deposit Contract Reserves

The following table provides the components of our life policy and deposit contract liability balances for the years ended December 31:

(in millions)	Erie Family Life Insurance Company
	2014	2013	2012
Deferred annuities	$1,145	$1,135	$1,136
Ordinary/traditional life	374	343	313
Universal life	283	260	242
Other	10	20	17
Life policy and deposit contract reserves	$1,812	$1,758	$1,708

The reinsurance credit related to life policy and deposit contract reserves was $146 million, $134 million and $122 million at December 31, 2014, 2013 and 2012 respectively, and is presented in other assets in the Consolidated Statements of Financial Position.

Note 14.   Reinsurance

Members of the Property and Casualty Group participate in an intercompany reinsurance pooling agreement.  Under the pooling agreement, all insurance business of the Property and Casualty Group is pooled in the Exchange.  EIC and ENY share in the underwriting results of the reinsurance pool through retrocession.  Since 1995, the Board of Directors has set the allocation of the pooled underwriting results at 5.0% participation for EIC, 0.5% participation for ENY, and 94.5% participation for the Exchange.  The purpose of the pooling agreement is to spread the risks of the members of the Property and Casualty Group collectively across the different lines of business and geographic regions in which each operates.  This agreement may be terminated by any party as of the end of any calendar year by providing not less than 365 days advance written notice.  Intercompany pooling accounts are settled in cash within 30 days after the end of each quarterly accounting period.

Reinsurance contracts do not relieve the Property and Casualty Group or EFL from the primary obligations to policyholders.  A contingent liability exists with respect to reinsurance recoverables in the event reinsurers are unable to meet their obligations under the reinsurance agreements.

The Property and Casualty Group maintains several property catastrophe reinsurance treaties with nonaffiliated reinsurers to mitigate future potential catastrophe loss exposures.  During 2014, a first treaty provided coverage of up to 30% of a loss of $100 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence, a second treaty provided coverage of up to 90% of a loss of $500 million in excess of $400 million, a third treaty provided coverage of up to 85% of a loss of $200 million in excess of $900 million, and a fourth treaty provided coverage of up to 100% of a loss of
$25 million in excess of $1.1 billion.  The property catastrophe reinsurance treaties that became effective for January 1, 2015 included a first property catastrophe reinsurance treaty providing coverage of up to 35% of a loss of $100 million in excess of the Property and Casualty Group’s loss retention of $300 million per occurrence, a second treaty providing coverage of up to 90% of a loss of $500 million in excess of $400 million, a third treaty providing coverage of up to 86% of a loss of
$200 million in excess of $900 million, and a fourth treaty providing coverage of up to 100% of a loss of $25 million in excess of $1.1 billion.  There have been no losses subject to these treaties.

In addition to the property catastrophe treaties, the Property and Casualty Group also cedes certain individual lines of business to unaffiliated reinsurers and cedes certain individual risks on a facultative basis. The Property and Casualty Group maintains several 100% quota share agreements with A.M. Best A++ rated Hartford Steam Boiler Inspection and Insurance Company.  These agreements cede 100% of the covered insurance risk relating to the reinsured portions of the equipment breakdown, employment practices liability, and identity recovery lines of business.  During 2014, the Property and Casualty Group ceded a total of $24 million in premium to Hartford Steam Boiler.  The cessions for 2013 and 2012 were $21 million and $17 million respectively.

EFL maintains several reinsurance treaties with nonaffiliated life reinsurance companies in order to reduce claims volatility.  EFL had direct life insurance in force totaling $47 billion and $45 billion at December 31, 2014 and 2013, respectively.  Of these amounts, EFL ceded $21 billion of life insurance in force at December 31, 2014 and 2013. The largest amount of in force life insurance ceded to one reinsurer totaled $10 billion at December 31, 2014 and 2013.

The following tables summarize the direct insurance and reinsurance for our property and casualty and life insurance activities, respectively, for the years ended December 31:

(in millions)
	Erie Insurance Group
Property and casualty insurance:	2014	2013	2012
Premiums written:
Direct	$5,514	$5,076	$4,631
Assumed	30	26	21
Ceded	(57)	(57)	(49)
Premiums written, net	5,487	5,045	4,603
Premiums earned:
Direct	5,286	4,850	4,449
Assumed	30	24	21
Ceded	(56)	(54)	(48)
Premiums earned, net	5,260	4,820	4,422
Insurance losses and loss expenses:
Direct	3,834	3,366	3,382
Assumed	25	7	10
Ceded	(6)	(13)	(13)
Insurance losses and loss expenses, net	$3,853	$3,360	$3,379

Life insurance:
Premiums earned:
Direct	$125	$119	$113
Ceded	(41)	(41)	(42)
Premiums earned, net	84	78	71
Insurance losses and loss expenses:
Direct	120	124	120
Ceded	(15)	(17)	(19)
Insurance losses and loss expenses, net	$105	$107	$101

Total:
Premiums earned:
Property and casualty	$5,260	$4,820	$4,422
Life	84	78	71
Premiums earned, net	5,344	4,898	4,493
Insurance losses and loss expenses:
Property and casualty	3,853	3,360	3,379
Life	105	107	101
Insurance losses and loss expenses, net	$3,958	$3,467	$3,480

Note 15.   Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management of the Erie Insurance Group. The pension plans provide benefits to covered individuals satisfying certain age and service requirements. The defined benefit pension plan and SERP each provide benefits through a final average earnings formula.

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

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obliger to the beneficiaries. A contingent liability of $25 million at December 31, 2014, exists in the event EFL does not honor the annuity contracts.

Cost of pension plans
Pension plan cost includes the following components:

(in millions)	Erie Insurance Group
	2014	2013	2012
Service cost for benefits earned	$23	$27	$21
Interest cost on benefit obligation	28	26	24
Expected return on plan assets	(32)	(31)	(27)
Prior service cost amortization	1	1	1
Net actuarial loss amortization	6	15	11
Pension plan cost (1)	$26	$38	$30

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	Erie Insurance Group
	2014	2013	2012	2011
Employee pension plan:
Discount rate	4.17%	5.11%	4.19%	4.99%
Expected return on assets	7.00	7.50	7.50	8.00
Compensation increases (1)	3.32	4.15	4.15	4.15
SERP:
Discount rate – pre-retirement/post-retirement	4.17/3.67	5.11/4.61	4.19/3.69	4.99/4.49
Rate of compensation increase	5.00	6.00	6.00	6.00

(1)	The rate of compensation increase for the employee plan is age-graded. An equivalent single compensation increase rate of 3.32% in 2014 and 4.15% in 2013 and 2012 would produce similar results.

The economic assumptions that have the most impact on the postretirement benefits expense are the discount rate and the long-term rate of return on plan assets. The discount rate assumption used to determine the benefit obligation for 2014 was based upon a yield curve developed from corporate bond yield information. The same methodology was employed to develop the discount rates used to determine the benefit obligation for 2013 and 2012.

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

Projected benefit obligations increased $180 million at December 31, 2014 compared to December 31, 2013. The largest factor driving the increase was the change in the discount rate.  Also contributing to this increase was the adoption of the newly issued mortality tables, which was partially offset by the decrease related to other plan assumptions that were updated to reflect our most recent actual experience.

Funding policy/funded status
Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made. Employer contributions of
$17 million were made to the defined benefit pension plan in January 2015. The following table sets forth the funded status of the pension plans and the amounts recognized in the Consolidated Statements of Financial Position at December 31:

(in millions)	Erie Insurance Group
	2014	2013
Funded status at end of year, included in Indemnity Other Liabilities	$(189)	$(95)

Pension liabilities – due within one year	$0	$(1)
Pension liabilities – due after one year	(189)	(94)
Net amount recognized	$(189)	$(95)

Benefit obligations
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations represent the obligations of a pension plan for past service as of the measurement date. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the projected benefit obligation in that the accumulated benefit obligation includes no assumptions to reflect expected future compensation. The following table sets forth a reconciliation of beginning and ending balances of the projected benefit obligation, as well as the accumulated benefit obligation at December 31:

(in millions)	Erie Insurance Group
	2014	2013
Projected benefit obligation, beginning of year	$557	$612
Service cost for benefits earned	23	27
Interest cost on benefit obligation	28	26
Plan amendments	0	1
Actuarial loss (gain)	140	(98)
Benefits paid	(11)	(11)
Projected benefit obligation, end of year	$737	$557

Accumulated benefit obligation, end of year	$583	$425

The following table describes plans with assets less than accumulated benefit obligation at December 31:

(in millions)	Erie Insurance Group
	2014	2013
Projected benefit obligation	$737	$557
Accumulated benefit obligation	583	425
Plan assets	548	462

Both the defined benefit pension plan and the SERP had accumulated benefit obligations in excess of plan assets at December 31, 2014. The SERP had an accumulated benefit obligation in excess of plan assets at December 31, 2013.

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in millions)	Erie Insurance Group
	2014	2013
Fair value of plan assets, beginning of year	$462	$411
Actual gain on plan assets	73	43
Employer contributions	24	19
Benefits paid	(11)	(11)
Fair value of plan assets, end of year	$548	$462

Accumulated other comprehensive income
Net actuarial loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs were as follows:

(in millions)	Erie Insurance Group
	2014	2013
Net actuarial loss	$187	$95
Prior service cost	5	6
Net amount not yet recognized	$192	$101

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into pension cost during 2015 is $13 million and $1 million, respectively.

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans:

(in millions)	Erie Insurance Group
	2014		2013
Net actuarial loss (gain) arising during the year	$98		$(110)
Amortization of net actuarial loss	(6)		(15)
Amortization of prior service cost	(1)		(1)
Amendments	0	(1)	1	(2)
Total recognized in other comprehensive income	$91		$(125)

(1)	The charges recognized as amendments were the result of factoring in the prior service cost for four new plan participants in 2014.

(2)	The charges recognized as amendments were the result of factoring in the prior service cost for four new plan participants in 2013.

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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Erie Insurance Group
	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2014		2013	2014	2013
Equity securities:
U.S. equity securities	35%	(1)	35%	37%	36%
Non-U.S. equity securities	20	(2)	20	19	20
Total equity securities	55		55	56	56
Debt securities	44	(3)	44	43	43
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

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

The following tables represent the fair value measurements for the pension plan assets by major category and level of input:

	Erie Insurance Group
	At December 31, 2014
	Fair value measurements of plan assets using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$202	$0	$202	$0
Non-U.S. equity securities	106	0	106	0
Total equity securities	308	0	308	0
Debt securities	237	0	237	0
Other	3	3	0	0
Total	$548	$3	$545	$0

	Erie Insurance Group
	At December 31, 2013
	Fair value measurements of plan assets using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$165	$0	$165	$0
Non-U.S. equity securities	94	0	94	0
Total equity securities	259	0	259	0
Debt securities	199	0	199	0
Other	4	4	0	0
Total	$462	$4	$458	$0

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

(in millions)	Erie Insurance Group
Year ending December 31,	Expected future benefit payments
2015	$13
2016	14
2017	16
2018	19
2019	21
2020 - 2024	150

Retiree health benefit plan
The retiree health benefit plan was terminated in 2006.  We continue to provide retiree health benefits only to employees who met certain age and service requirements on or before July 1, 2010.  The accumulated benefit obligation and net periodic benefit cost of this plan were not material to our consolidated financial statements.

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth 401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $11 million in 2014,
$10 million in 2013, and $9 million in 2012.  Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction; sales by executive and senior officers are subject to restrictions imposed by our insider trading policies and the federal securities laws.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2014 and 2013.

Note 16.   Incentive and Deferred Compensation Plans

Annual incentive plan
Our annual incentive plan is a bonus plan that pays cash to our executive and senior vice presidents annually. The cash awards are based on attainment of corporate and individual performance measures, which can include various financial measures. The plan includes a funding qualifier which considers Indemnity’s financial results, based on operating income, before a payout can be made to plan participants. If the funding qualifier is met, plan participants are eligible to receive the incentive based upon specific performance measures. The measures are established at the beginning of each year by the Executive Compensation and Development Committee of our Board of Directors (“ECDC”), with ultimate approval by the full Board of Directors. For 2014 and 2013, the performance measures primarily included the Property and Casualty Group’s direct written premium and statutory combined ratio.

Long-term incentive plan
Our long-term incentive plan (“LTIP”) is a performance based incentive plan designed to reward executive and senior vice presidents who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The LTIP permits grants of performance shares or units, to be satisfied with shares of our Class A common stock or cash payment as determined by the ECDC. The ECDC determines the form of the award to be granted at the beginning of each performance period, which is generally a three-year period. The number of shares of the Company’s common stock authorized for grant under the LTIP is 1.5 million shares, with no one person able to receive more than
250,000 shares or the equivalent of $5 million during any one performance period. We repurchase our Class A common stock on the open market to settle plan awards. We do not issue new shares of common stock to settle plan awards. LTIP awards are considered vested at the end of each applicable performance period.

The LTIP provides the recipient the right to earn performance shares or units based on the level of achievement of performance goals as defined by us. Performance measures and a peer group of property and casualty companies to be used for comparison are determined by the ECDC. The performance measures for the 2014, 2013 and 2012 awards were the reported combined ratio, growth in direct written premiums and return on invested assets over a three-year performance period as compared to the results of the peer group over the same period. Because the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.
The fair value of LTIP awards is measured at each reporting date at the current share price of our Class A common stock. A liability is recorded and compensation expense is recognized ratably over the performance period.

At December 31, 2014, the plan awards for the 2012-2014 performance period were fully vested. Distributions will be made in 2015 once peer group financial information becomes available. The estimated plan award based upon the peer group information as of September 30, 2014 is $9 million. At December 31, 2013, the awards for the 2011-2013 period were fully vested. The average share price on the date the shares were delivered to plan participants for the 2011-2013 performance period was $75.36. The plan award of 54,371 shares of Class A common stock with a market value of approximately
$4 million was paid in June 2014. At December 31, 2012, the awards for the 2010-2012 performance period were fully vested and the related cash award of $5 million was paid in May 2013.

Earned compensation costs are allocated to related entities and reimbursed to Indemnity in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards was $13 million in 2014, $8 million in 2013, and
$5 million in 2012. The related tax benefits recognized in income were $4 million in 2014, $3 million in 2013, and $2 million in 2012.

At December 31, 2014, there was $11 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

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
Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical reinvestment experience payable after expiration of the performance period.
Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals and the defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The plan is to remain in effect until December 31, 2022, unless earlier amended or terminated by our Board of Directors. In 2014, 8,750 restricted stock units were granted under the plan. The total compensation charged to operations related to these ECP awards was $0.3 million in 2014. Unrecognized compensation expense of $1 million is expected to be recognized over a period of four years. There were no awards granted during 2013.

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

The following summarizes the incentive and deferred compensation plans for the years ended December 31:

(in millions)	Erie Insurance Group
	2014	2013	2012
Awards, employer match, and hypothetical earnings by plan:
Annual incentive plan awards	$6	$8	$5
Long-term incentive plan awards	13	8	5
Deferred compensation plans, employer match, and hypothetical earnings	3	2	1
Total plan awards and earnings	22	18	11
Total plan awards paid	(15)	(10)	(8)
Compensation deferred under the plans	0	0	0
Distributions from the deferred compensation plans	(1)	(1)	(1)
Gross incentive plan and deferred compensation liabilities at end of period	$39	$33	$26

Stock compensation plan for outside directors
We have a stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for a portion of the directors’ annual compensation in shares of our Class A common stock.  Each director vests in the grant 25% every three months over the course of a year.  Dividends paid by us are reinvested into each directors’ account as additional share credits which vest immediately. Upon ending board service, directors are paid shares of our Class A common stock equal to the number of share credits in their deferred stock account. Our practice is to repurchase shares of our Class A common stock in the open market to satisfy these awards. We do not issue new shares of common stock to directors. The annual charge related to these awards totaled $2 million, $1 million and $0.5 million in 2014, 2013 and 2012, respectively.

Note 17.   Indemnity Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2014 and 2013. In 2012, four shares of Class B common stock were converted into Class A common stock. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchases
A stock repurchase program was authorized for our outstanding Class A nonvoting common stock beginning January 1, 2004.  Treasury shares are recorded in the Consolidated Statements of Financial Position at total cost based upon trade date.  Shares repurchased under this program, based upon trade date, totaled 272,057 at a total cost of $19.2 million during 2014, and 431,556 shares at a total cost of $31.2 million during 2013.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $18 million of repurchase authority remaining under this program at December 31, 2014, based upon trade date.

In 2014, we repurchased 64,398 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.9 million. Of this amount, we repurchased 2,800 shares of our outstanding Class A nonvoting common stock at a total cost of $201,411, or $71.93 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in January 2014. In May 2014, we repurchased
7,227 shares of our outstanding Class A nonvoting common stock at a total cost of $552,503, or $76.45 per share, for the vesting of stock-based awards for a former outside director. These shares were delivered in May 2014. In May and June 2014, we repurchased 54,371 shares of our outstanding Class A nonvoting common stock at a total cost of $4,143,544, or $76.21 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2014.

In 2013, we also repurchased 3,477 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $255,454. Of this amount, 444 and 3,033 shares were purchased in January 2013 and July 2013, respectively, for $30,927, or $69.65 per share, and $224,527, or $74.03 per share, respectively, to settle payments due to a retired executive under our long-term incentive plan.  These shares were delivered to the plan participant in January 2013 and July 2013.

Note 18.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the year ended December 31:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans	Total
Balance at December 31, 2012	$13	$(146)	$(133)
Other comprehensive (loss) income before reclassifications, net of tax	(6)	71	65
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	(1)	10	9
Net current period other comprehensive (loss) income, net of tax	(7)	81	74
Balance at December 31, 2013	$6	$(65)	$(59)
Other comprehensive income (loss) before reclassifications, net of tax	2	(65)	(63)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	(1)	5	4
Net current period other comprehensive income (loss), net of tax	1	(60)	(59)
Balance at December 31, 2014	$7	$(125)	$(118)

(1)	See the following table for details about these reclassifications.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the year ended December 31:

	Erie Insurance Group
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)
	2014	2013
Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$32	$3
Net impairment losses recognized in earnings	(4)	(13)
Income (loss) from operations before income taxes and noncontrolling interest	28	(10)
Provision for income taxes	10	(3)
Net income (loss)	18	(7)
Less: Net income (loss) attributable to noncontrolling interest in consolidated entity – Exchange	17	(8)
Net income attributable to Indemnity	$1	$1

Amortization of postretirement plan items(2):
Prior service cost	$(1)	$(1)
Net actuarial loss	(6)	(15)
Loss from operations before income taxes and noncontrolling interest	(7)	(16)
Provision for income taxes	(2)	(6)
Net loss	(5)	(10)
Less: Net loss attributable to noncontrolling interest in consolidated entity – Exchange	—	—
Net loss attributable to Indemnity	$(5)	$(10)

Net loss attributable to Indemnity	$(4)	$(9)

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

(2)
Components of accumulated other comprehensive income (loss) related to postretirement plan items are included in the computation of pension plan cost. See Note 15, "Postretirement Benefits," for additional details.

Note 19.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $24 million related to its limited partnership investments at December 31, 2014.  These commitments are split between private equity securities of $10 million, mezzanine debt securities of $9 million, and real estate activities of $5 million.  These commitments will be funded as required by the limited partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $459 million related to its limited partnership investments at December 31, 2014.  These commitments are split between private equity securities of $141 million, mezzanine debt securities of $156 million, and real estate activities of $162 million.  These commitments will be funded as required by the limited partnership agreements.

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

In August 2012, we were notified that we would be subject to an audit of our compliance with the unclaimed property laws of a number of jurisdictions both within and outside our operating territory. The audit commenced in April 2013 and is ongoing. We continue to cooperate with the auditors, responding to several requests for information and supplying data runs, as requested. Additionally, EFL has been named in a lawsuit filed by the State Treasurer of West Virginia. The Complaint alleges that EFL has failed to comply with the West Virginia Uniform Unclaimed Property Act. EFL filed a motion to dismiss and a favorable decision was rendered in December 2013 with the Court dismissing the Complaint with prejudice. The State Treasurer appealed the dismissal of the lawsuit in January 2014. Briefing was completed in the fall of 2014. Oral argument before the West Virginia Supreme Court is scheduled for April 8, 2015.

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

Note 20.   Supplementary Data on Cash Flows

Indirect method of cash flows
A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows for the years ended December 31:

(in millions)	Erie Insurance Group
	2014	2013	2012
Cash flows from operating activities:
Net income	$573	$1,048	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23	21	17
Amortization of deferred policy acquisition costs	849	778	715
Deferred income tax expense	4	198	118
Realized gains and impairments on investments	(189)	(758)	(418)
Equity in earnings of limited partnerships	(113)	(161)	(131)
Net amortization of bond premium	49	36	28
Increase in deferred compensation	6	8	2
Limited partnership distributions	131	176	164
Increase in receivables, reinsurance recoverables and reserve credits	(159)	(112)	(166)
(Increase) decrease in prepaid expenses	(2)	24	63
Increase in deferred policy acquisition costs	(892)	(816)	(743)
Increase (decrease) in accounts payable and accrued expenses	98	18	(28)
Increase in accrued commissions and agent bonuses	35	28	20
Increase in loss reserves	106	148	99
Increase in future life policy benefits and claims reserves	24	34	31
Increase in unearned premiums	236	233	187
Net cash provided by operating activities	$779	$903	$577

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

Statutory net income and capital and surplus of the Exchange and its subsidiaries as determined in accordance with SAP prescribed or permitted by insurance regulatory authorities are as follows:

	SAP Net Income (Loss)			SAP Capital and Surplus
	Years ended December 31,			At December 31,
Exchange and its subsidiaries (in millions)	2014	2013	2012	2014	2013
Property and casualty insurance operations:
Erie Insurance Exchange	$353	$479	$311	$6,817	$6,467
Erie Insurance Company	12	17	14	312	294
Erie Insurance Company of New York	0	1	(1)	28	22
Erie Insurance Property & Casualty Company	0	0	0	12	12
Flagship City Insurance Company	0	0	0	12	12
Life insurance operations:
Erie Family Life Insurance Company	10	15	25	303	291

The minimum statutory capital and surplus requirements under Pennsylvania and New York law for the Exchange’s property and casualty insurance subsidiaries amounts to $12 million.  The Exchange’s property and casualty insurance subsidiaries’ total statutory capital and surplus significantly exceed these minimum requirements, totaling $364 million at December 31, 2014.  The risk-based capital levels of all members of the Property and Casualty Group and EFL significantly exceed the minimum requirements.  Cash and securities with a carrying value of $15 million were deposited by the property and casualty and life entities with regulatory authorities under statutory requirements at December 31, 2014.

As prescribed by the Insurance Department of the Commonwealth of Pennsylvania, the Exchange records unearned subscriber fees (fees to the attorney-in-fact) as deductions from unearned premium reserve and charges current operations on a pro-rata basis over the periods covered by the policies.  The Pennsylvania-domiciled members of the Property and Casualty Group discount workers compensation loss reserves on a non-tabular basis as prescribed by the Insurance Department of the Commonwealth of Pennsylvania.  The Exchange’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $6.2 billion at December 31, 2014.  EIC’s NAIC prepared statutory surplus, excluding the impact of the Pennsylvania prescribed practices, would have been $307 million at December 31, 2014.  EPC and Flagship record the discounting of workers compensation loss reserves on a direct basis, however, after application of the intercompany pooling arrangement, there is no impact on these financial statements.

The amount of dividends that can be paid to the Exchange without the prior approval by the Pennsylvania Insurance Commissioner by EIC, EPC, and Flagship, the Exchange’s Pennsylvania-domiciled property and casualty insurance subsidiaries, is limited to not more than the greater of: (a) 10% of statutory surplus as reported in the last annual statement, or (b) net income as reported in the last annual statement.  The amount of dividends that EIC’s New York-domiciled property and casualty subsidiary, ENY, can pay without the prior approval by the New York Superintendent of Insurance is limited to the lesser of: (a) 10% of statutory surplus as reported in the last annual statement, or (b) 100% of adjusted net investment income during such period.  In 2015, the maximum dividend payout that the Exchange could receive from its property and casualty insurance subsidiaries would be $35 million.  No dividends were paid by these property and casualty insurance subsidiaries in 2014, 2013 or 2012.

The amount of dividends that can be paid to the Exchange without the prior approval by the Pennsylvania Insurance Commissioner by EFL, a Pennsylvania-domiciled life insurer, is limited by statute to the greater of: (a) 10% of statutory surplus as shown in the last annual statement on file with the commissioner, or (b) net income as reported in the last annual statement, but shall not include pro-rata distribution of any class of the insurer’s own securities.  Accordingly, the maximum dividend payout that the Exchange could receive in 2015 without prior Pennsylvania Commissioner approval is $30 million.  There were no dividends paid to the Exchange in 2014, 2013 or 2012.

Note 22.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
(in millions)	At December 31, 2014
Assets	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$564	$9,007	$—	$9,571
Equity securities	25	850	—	875
Trading securities, at fair value	—	3,223	—	3,223
Limited partnerships	113	866	—	979
Other invested assets	1	20	—	21
Total investments	703	13,966	—	14,669
Cash and cash equivalents	92	422	—	514
Premiums receivable from policyholders	—	1,281	—	1,281
Reinsurance recoverable	—	161	—	161
Deferred income tax asset	37	0	—	37
Deferred acquisition costs	—	595	—	595
Other assets	127	374	—	501
Receivables from the Exchange and other affiliates	335	—	(335)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,319	$16,799	$(360)	$17,758
Liabilities
Losses and loss expense reserves	$—	$3,853	$—	$3,853
Life policy and deposit contract reserves	—	1,812	—	1,812
Unearned premiums	—	2,834	—	2,834
Deferred income tax liability	—	490	—	490
Other liabilities	616	530	(360)	786
Total liabilities	616	9,519	(360)	9,775
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	703	—	—	703
Noncontrolling interest in consolidated entity – Exchange	—	7,280	—	7,280
Total equity	703	7,280	—	7,983
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,319	$16,799	$(360)	$17,758

Consolidating Statement of Financial Position

	Erie Insurance Group
(in millions)	At December 31, 2013
Assets	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$526	$8,162	$—	$8,688
Equity securities	50	819	—	869
Trading securities, at fair value	—	3,202	—	3,202
Limited partnerships	146	940	—	1,086
Other invested assets	1	20	—	21
Total investments	723	13,143	—	13,866
Cash and cash equivalents	49	403	—	452
Premiums receivable from policyholders	—	1,167	—	1,167
Reinsurance recoverable	—	172	—	172
Deferred income tax asset	2	0	—	2
Deferred acquisition costs	—	566	—	566
Other assets	114	337	—	451
Receivables from the Exchange and other affiliates	300	—	(300)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,213	$15,788	$(325)	$16,676
Liabilities
Losses and loss expense reserves	$—	$3,747	$—	$3,747
Life policy and deposit contract reserves	—	1,758	—	1,758
Unearned premiums	—	2,598	—	2,598
Deferred income tax liability	—	450	—	450
Other liabilities	479	419	(325)	573
Total liabilities	479	8,972	(325)	9,126
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	734	—	—	734
Noncontrolling interest in consolidated entity – Exchange	—	6,816	—	6,816
Total equity	734	6,816	—	7,550
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,213	$15,788	$(325)	$16,676

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $331 million and $296 million at December 31, 2014 and 2013, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled
$4 million at December 31, 2014 and 2013.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  Indemnity recognized interest income on the note of $2 million in 2014 and 2013.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Years ended December 31,
	2014	2013	2012
Management operations:
Management fee revenue, net	$1,376	$1,266	$1,157
Service agreement revenue	31	31	31
Total revenue from management operations	1,407	1,297	1,188
Cost of management operations	1,184	1,088	983
Income from management operations before taxes	223	209	205
Investment operations:
Net investment income	16	15	16
Net realized gains on investments	1	1	5
Net impairment losses recognized in earnings	0	0	0
Equity in earnings of limited partnerships	11	22	15
Income from investment operations before taxes	28	38	36
Income from operations before income taxes	251	247	241
Provision for income taxes	83	84	81
Net income attributable to Indemnity	$168	$163	$160

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

Cash settlements for payments on the account of the Exchange totaled $378 million, $351 million and $343 million in 2014, 2013 and 2012, respectively, and $37 million, $32 million and $30 million in 2014, 2013 and 2012, respectively, for EFL.  These reimbursements are settled on a monthly basis.

Office leases – Indemnity leases certain office space from the Exchange, including the home office and three field office facilities.  Rent expenses for the facilities totaled $8 million in 2014 and $6 million in 2013 and 2012. Indemnity also has a lease commitment with EFL for a branch office until 2018.  Annual rentals paid to EFL under this lease totaled $0.4 million in 2014, 2013 and 2012.

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Years ended December 31,
	2014	2013	2012
Management fee received	$1,349	$1,240	$1,135
Service agreement fee received	31	31	31
Net investment income received	23	22	28
Limited partnership distributions	15	27	21
(Decrease) increase in reimbursements collected from affiliates	(7)	6	(4)
Commissions and bonuses paid to agents	(749)	(681)	(617)
Salaries and wages paid	(153)	(147)	(130)
Pension contribution and employee benefits paid	(49)	(41)	(38)
General operating expenses paid	(179)	(153)	(139)
Income taxes paid	(95)	(86)	(82)
Net cash provided by operating activities	186	218	205
Net cash (used in) provided by investing activities	(4)	(65)	95
Net cash used in financing activities	(139)	(116)	(299)
Net increase in cash and cash equivalents	43	37	1
Cash and cash equivalents, beginning of year	49	12	11
Cash and cash equivalents, end of year	$92	$49	$12

Note 23.   Quarterly Results of Operations (unaudited)

	Erie Insurance Group
	Year ended December 31, 2014
(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Revenues	$1,511	$1,598	$1,426	$1,589	$6,124
Benefits and expenses	1,355	1,451	1,276	1,212	5,294
Income from operations before income taxes and noncontrolling interest	156	147	150	377	830
Net income	109	103	108	253	573
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	63	54	61	227	405
Net income attributable to Indemnity	$46	$49	$47	$26	$168

Earnings per share (1)
Net income attributable to Indemnity per share
Class A common stock – basic	$0.99	$1.05	$1.01	$0.54	$3.59
Class A common stock – diluted	$0.88	$0.94	$0.90	$0.48	$3.18
Class B common stock – basic	$149	$158	$151	$81	$539
Class B common stock – diluted	$149	$158	$151	$81	$538

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2014.

/s/ Terrence W. Cavanaugh	/s/ Marcia A. Dall	/s/ Gregory J. Gutting
Terrence W. Cavanaugh	Marcia A. Dall	Gregory J. Gutting
President and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller
February 26, 2015	February 26, 2015	February 26, 2015

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2014 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Erie Indemnity Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014 of Erie Indemnity Company and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 26, 2015

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section
16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

We have adopted a Code of Conduct that applies to all of our outside directors, officers and employees.  In addition to this, we have adopted a Code of Ethics for Senior Financial Officers that also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. We have previously filed a copy of this Code of Conduct and Code of Ethics for Senior Financial Officers as Exhibit 14.1 and 14.2, respectively, to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 25, 2012. Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website at www.erieinsurance.com.

Executive Officers of the Registrant

Name	Age as of 12/31/2014	Principal Occupation for Past Five Years and Positions with Erie Insurance Group

President & Chief Executive Officer:
Terrence W. Cavanaugh	61	President and Chief Executive Officer of Erie Indemnity Company since July 29, 2008; Director, Erie Indemnity Company, EFL, EIC, Flagship, ENY and EPC.
Executive Vice Presidents:
Richard F. Burt, Jr.	51
Executive Vice President - Products since August 22, 2012; Senior Vice President, Actuarial, and Chief Actuary, July 2011 through August 2012; Partner and Western Region Practice Leader, Actuarial Risk & Analytics, Deloitte Consulting, LLP, 2002 to July 2011; Director, EFL, EIC, Flagship, ENY, and EPC.

Marcia A. Dall	51	Executive Vice President and Chief Financial Officer since March 30, 2009; Director, EFL, EIC, Flagship, ENY and EPC.

George D. Dufala	43	Executive Vice President – Services since September 1, 2010; Senior Vice President, Erie Family Life Insurance Company, October 2008 through August 2010; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	56
Executive Vice President and Chief Information Officer since August 13, 2012; Senior Vice President and Chief Information Officer (for Commercial Lines, Hartford Investment Management Company and Enterprise Risk Management), The Hartford Financial Services Group, February 2011 through August 2012;  Senior Vice President and Chief Information Officer, Commercial and Consumer Markets, The Hartford Financial Services Group, August 2009 through February 2011; Director, EFL, EIC, Flagship, ENY, and EPC.

John F. Kearns	55	Executive Vice President – Sales & Marketing since September 1, 2010; Senior Vice President, Commercial Lines Division, February 2007 through August 2010; Director, EFL, EIC, Flagship, ENY and EPC.

Sean J. McLaughlin	59
Executive Vice President, Secretary and General Counsel since August 26, 2013;  Chief Judge, United States District Court for the Western District of Pennsylvania, April 2013 through August 2013; United States District Judge for the Western District of Pennsylvania, October 1994 through April 2013; Director, EFL, EIC, Flagship, ENY and EPC.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Form 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Consolidated Financial Statements
Included in Item 8 “Financial Statements and Supplementary Data” contained in this report.

Erie Indemnity Company:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statements of Operations for the three years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Financial Position as of December 31, 2014 and 2013

•	Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the three years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2.              Financial Statement Schedules

All other schedules are not required, not applicable or the information is included in the financial statements or notes thereto.
3.     Exhibit Index

133

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2015	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 26, 2015	/s/ Terrence W. Cavanaugh
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

SCHEDULE I
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

	Erie Insurance Group
	At December 31, 2014
(in millions)	Amortized cost	Estimated fair value	Amount at which shown in the balance sheet
Indemnity
Available-for-sale securities:
States & political subdivisions	$219	$231	$231
Corporate debt securities	236	234	234
Residential mortgage-backed securities	8	8	8
Commercial mortgage-backed securities	52	51	51
Collateralized debt obligations	33	33	33
Other debt securities	7	7	7
Total fixed maturities	555	564	564
Nonredeemable preferred stock	11	12	12
Common stock	13	13	13
Total available-for-sale securities	579	589	589
Limited partnerships	89	113	113
Real estate mortgage loans	1	1	1
Total Investments – Indemnity	$669	$703	$703

Exchange
Available-for-sale securities:
U.S. treasury	$6	$6	$6
Government sponsored enterprises	3	4	4
States & political subdivisions	1,394	1,477	1,477
Foreign government securities	10	10	10
Corporate debt securities	6,918	7,289	7,289
Residential mortgage-backed securities	109	111	111
Commercial mortgage-backed securities	28	30	30
Collateralized debt obligations	6	11	11
Other debt securities	66	69	69
Total fixed maturities	8,540	9,007	9,007
Nonredeemable preferred stock	650	710	710
Common stock	138	140	140
Total available-for-sale securities	9,328	9,857	9,857
Trading securities	2,289	3,223	3,223
Limited partnerships	694	866	866
Life policy loans	18	18	18
Real estate mortgage loans	2	2	2
Total Investments – Exchange	$12,331	$13,966	$13,966
Total Investments – Erie Insurance Group	$13,000	$14,669	$14,669

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION

	Erie Insurance Group
(in millions)	Deferred policy acquisition costs	Reserves for losses, loss expenses, life policy deposit contracts	Unearned premiums	Premiums earned	Net investment income*	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses*	Net premiums written (excluding life)
December 31, 2014
Property and casualty insurance operations	$440	$3,853	$2,834	$5,260	$334	$3,853	$836	$462	$5,487
Life insurance operations	155	1,812	—	84	96	105	13	25	—
Management operations	—	—	—	—	16	—	—	—	—
Total	$595	$5,665	$2,834	$5,344	$446	$3,958	$849	$487	$5,487

December 31, 2013
Property and casualty insurance operations	$402	$3,747	$2,598	$4,820	$313	$3,360	$763	$437	$5,045
Life insurance operations	164	1,758	—	78	94	107	15	22	—
Management operations	—	—	—	—	15	—	—	—	—
Total	$566	$5,505	$2,598	$4,898	$422	$3,467	$778	$459	$5,045

December 31, 2012
Property and casualty insurance operations	$364	$3,598	$2,365	$4,422	$327	$3,379	$705	$397	$4,603
Life insurance operations	140	1,708	—	71	95	101	10	21	—
Management operations	—	—	—	—	16	—	—	—	—
Total	$504	$5,306	$2,365	$4,493	$438	$3,480	$715	$418	$4,603

*    Net investment income and other operating expenses are charged directly to the respective entities, therefore an allocation basis is not required.

SCHEDULE IV
REINSURANCE

	Erie Insurance Group
	Gross amount (direct)	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
(in millions)
December 31, 2014
Life insurance in force	$46,760	$20,817	$—	$25,943	0.0%
Premiums for the year:
Life insurance	$125	$41	$—	$84	0.0%
Property and liability insurance	5,286	56	30	5,260	0.6%
Total premiums	$5,411	$97	$30	$5,344	0.6%

December 31, 2013
Life insurance in force	$45,231	$21,300	$—	$23,931	0.0%
Premiums for the year:
Life insurance	$119	$41	$—	$78	0.0%
Property and liability insurance	4,850	54	24	4,820	0.5%
Total premiums	$4,969	$95	$24	$4,898	0.5%

December 31, 2012
Life insurance in force	$43,810	$21,897	$—	$21,913	0.0%
Premiums for the year:
Life insurance	$113	$42	$—	$71	0.0%
Property and liability insurance	4,449	48	21	4,422	0.5%
Total premiums	$4,562	$90	$21	$4,493	0.5%

SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Erie Insurance Group
(in millions)	Deferred policy acquisition costs	Reserve for unpaid losses and loss expenses	Discount, if any, deducted from reserves*	Unearned premiums	Earned premiums	Net investment income	Losses and loss expenses incurred related to:		Amortization of deferred policy acquisition costs	Net losses and loss expenses paid	Net premiums written
							(1) Current year	(2) Prior years
December 31, 2014
Consolidated P&C Entities	$440	$3,853	$89	$2,834	$5,260	$334	$3,969	($116)	$836	$3,733	$5,487
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$440	$3,853	$89	$2,834	$5,260	$334	$3,969	($116)	$836	$3,733	$5,487

December 31, 2013
Consolidated P&C Entities	$402	$3,747	$85	$2,598	$4,820	$313	$3,379	($19)	$763	$3,213	$5,045
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$402	$3,747	$85	$2,598	$4,820	$313	$3,379	($19)	$763	$3,213	$5,045

December 31, 2012
Consolidated P&C Entities	$364	$3,598	$85	$2,365	$4,422	$327	$3,494	($115)	$705	$3,283	$4,603
Unconsolidated P&C Entities	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of registrant & subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Total	$364	$3,598	$85	$2,365	$4,422	$327	$3,494	($115)	$705	$3,283	$4,603

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

10.144
Second Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2009), dated December 21, 2012. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 27, 2014.

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

Exhibit
Number	Description of Exhibit

10.148
First Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2010), dated December 27, 2013. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 27, 2014.

10.149
Second Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2010), dated December 27, 2013. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 27, 2014.

10.150
Third Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2009), dated December 27, 2013. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 27, 2014.

10.152
Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective as of January 1, 2014). Such exhibit is incorporated by reference to Appendix A to the Registrant's Information Statement for the 2014 Annual Meeting of Shareholders filed with the Commission on March 14, 2014.

10.153
Erie Indemnity Company Long-Term Incentive Plan (As Amended and Restated Effective as of January 1, 2014). Such exhibit is incorporated by reference to Appendix B to the Registrant's Information Statement for the 2014 Annual Meeting of Shareholders filed with the Commission on March 14, 2014.

10.154
First Amendment to Erie Indemnity Company Equity Compensation Plan effective January 1, 2014, dated March 10, 2014. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on May 1, 2014.

10.155*	Third Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective January 1, 2010), dated December 21, 2014.

10.156
Form of Indemnification Agreement by and between Erie Indemnity Company and each Director and Executive Officer of Erie Indemnity Company. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

14.1	Code of Conduct. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on April 25, 2012.

14.2	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on April 25, 2012.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.