Form 10-Q
period 2015-03-31
ERIE INDEMNITY CO
filed 2015-04-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at April 17, 2015.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at April 17, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended
	March 31,
	2015	2014
Revenues
Premiums earned	$1,402	$1,288
Net investment income	113	109
Net realized investment gains	56	56
Net impairment losses recognized in earnings	(2)	0
Equity in earnings of limited partnerships	28	50
Other income	8	8
Total revenues	1,605	1,511
Benefits and expenses
Insurance losses and loss expenses	1,060	1,034
Policy acquisition and underwriting expenses	348	321
Total benefits and expenses	1,408	1,355
Income from operations before income taxes and noncontrolling interest	197	156
Provision for income taxes	61	47
Net income	$136	$109

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	97	63

Net income attributable to Indemnity	$39	$46

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$0.83	$0.99
Class A common stock – diluted	$0.74	$0.88
Class B common stock – basic and diluted	$125	$149

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,189,068	46,402,270
Class B common stock	2,542	2,542

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,634,752	52,598,211
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$0.6810	$0.6350
Class B common stock	$102.1500	$95.2500

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

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	March 31,
	2015	2014
Net income	$136	$109

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities, net of tax expense of $29 and $43, respectively	53	80
Reclassification adjustment for gross gains included in net income, net of tax benefit of $2 and $5, respectively	(3)	(8)
Other comprehensive income	50	72

Comprehensive income	$186	$181
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	147	132
Total comprehensive income – Indemnity	$39	$49

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $545 and $555, respectively)	$556	$564
Equity securities (cost of $24 and $24, respectively)	25	25
Limited partnerships (cost of $86 and $89, respectively)	100	113
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $8,954 and $8,540, respectively)	9,499	9,007
Equity securities (cost of $763 and $788, respectively)	837	850
Trading securities, at fair value (cost of $2,218 and $2,289, respectively)	3,096	3,223
Limited partnerships (cost of $679 and $694, respectively)	815	866
Other invested assets	21	20
Total investments	14,950	14,669

Cash and cash equivalents (Exchange portion of $362 and $422, respectively)	420	514
Premiums receivable from policyholders – Exchange	1,304	1,281
Reinsurance recoverable – Exchange	162	161
Deferred income taxes – Indemnity	40	37
Deferred acquisition costs – Exchange	589	595
Other assets (Exchange portion of $403 and $374, respectively)	528	501
Total assets	$17,993	$17,758

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$552	$611
Exchange liabilities
Losses and loss expense reserves	3,966	3,853
Life policy and deposit contract reserves	1,827	1,812
Unearned premiums	2,845	2,834
Deferred income taxes	494	490
Other liabilities	172	175
Total liabilities	9,856	9,775

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(118)	(118)
Retained earnings	1,956	1,949
Total contributed capital and retained earnings	1,856	1,849
Treasury stock, at cost, 22,110,132 shares	(1,146)	(1,146)
Total Indemnity shareholders’ equity	710	703

Noncontrolling interest in consolidated entity – Exchange	7,427	7,280
Total equity	8,137	7,983
Total liabilities, shareholders’ equity, and noncontrolling interest	$17,993	$17,758

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Premiums collected	$1,389	$1,289
Net investment income received	126	121
Limited partnership distributions	32	25
Service agreement fee received	8	8
Commissions and bonuses paid to agents	(249)	(225)
Losses paid	(793)	(785)
Loss expenses paid	(125)	(130)
Other underwriting and acquisition costs paid	(226)	(235)
Income taxes paid	(72)	(14)
Net cash provided by operating activities	90	54

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(882)	(501)
Preferred stock	(54)	(76)
Common stock	(298)	(260)
Limited partnerships	(25)	(27)
Sales/maturities of investments:
Fixed maturity sales	271	159
Fixed maturity calls/maturities	209	244
Preferred stock	49	64
Common stock	512	267
Sale of and returns on limited partnerships	76	41
Net purchase of property and equipment	(12)	(6)
Net distributions on agent loans	(1)	0
Net cash used in investing activities	(155)	(95)

Cash flows from financing activities
Annuity deposits and interest	20	22
Annuity surrenders and withdrawals	(20)	(18)
Universal life deposits and interest	6	7
Universal life surrenders	(3)	(3)
Purchase of treasury stock	0	(10)
Dividends paid to shareholders	(32)	(30)
Net cash used in financing activities	(29)	(32)

Net decrease in cash and cash equivalents	(94)	(73)
Cash and cash equivalents at beginning of period	514	452
Cash and cash equivalents at end of period	$420	$379

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

The Exchange, together with its wholly owned subsidiaries, Erie Insurance Company (“EIC”), Erie Insurance Company of New York (“ENY”), Erie Insurance Property and Casualty Company (“EPC”), and Flagship City Insurance Company (“Flagship”), operate as a property and casualty insurer and are collectively referred to as the “Property and Casualty Group”.  The Property and Casualty Group operates in 12 Midwestern, Mid-Atlantic and Southeastern states and the District of Columbia.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015.

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

Recently issued accounting standards
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Consolidation", which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships are variable interest entities and the consolidation analysis of reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities are subject to reevaluation under this revised consolidation model. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating this new guidance and expect to determine the impact that adoption of this new consolidation model will have on our consolidated financial statements during the second quarter of 2015.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended March 31,
	2015			2014
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$39	46,189,068	$0.83	$46	46,402,270	$0.99
Dilutive effect of stock-based awards	0	344,884	—	0	95,141	—
Assumed conversion of Class B shares	0	6,100,800	—	0	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$39	52,634,752	$0.74	$46	52,598,211	$0.88
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$0	2,542	$125	$0	2,542	$149

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At March 31, 2015, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

Note 5. Segment Information

Our reportable segments include management operations, property and casualty insurance operations, life insurance operations, and investment operations.  Accounting policies for segments are the same as those described in the summary of significant accounting policies.  See Item 8. “Financial Statements and Supplementary Data, Note 2. Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015.  Assets are not allocated to the segments, but rather, are reviewed in total for purposes of decision-making.  No single customer or agent provides 10% or more of revenues.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the first quarters of 2015 and 2014, investment activities on life insurance related assets generated revenues of $25 million and
$29 million, respectively, resulting in EFL reporting income before income taxes of $10 million and $13 million, respectively, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended March 31, 2015
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,380	$22		$0	$1,402
Net investment income				$116	(3)	113
Net realized investment gains				56		56
Net impairment losses recognized in earnings				(2)		(2)
Equity in earnings of limited partnerships				28		28
Management fee revenue	$343				(343)	—
Service agreement and other revenue	8		0			8
Total revenues	351	1,380	22	198	(346)	1,605
Cost of management operations	298				(298)	—
Insurance losses and loss expenses		1,033	28		(1)	1,060
Policy acquisition and underwriting expenses		386	9		(47)	348
Total benefits and expenses	298	1,419	37	—	(346)	1,408
Income (loss) before income taxes	53	(39)	(15)	198	—	197
Provision for income taxes	19	(14)	(5)	61	—	61
Net income (loss)	$34	$(25)	$(10)	$137	$—	$136

	Erie Insurance Group
(in millions)	Three months ended March 31, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,268	$20		$0	$1,288
Net investment income				$112	(3)	109
Net realized investment gains				56		56
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				50		50
Management fee revenue	$319				(319)	—
Service agreement and other revenue	7		1			8
Total revenues	326	1,268	21	218	(322)	1,511
Cost of management operations	268				(268)	—
Insurance losses and loss expenses		1,007	28		(1)	1,034
Policy acquisition and underwriting expenses		365	9		(53)	321
Total benefits and expenses	268	1,372	37	—	(322)	1,355
Income (loss) before income taxes	58	(104)	(16)	218	—	156
Provision for income taxes	20	(36)	(6)	69	—	47
Net income (loss)	$38	$(68)	$(10)	$149	$—	$109

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at March 31, 2015:

	Erie Insurance Group
	March 31, 2015
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$225	$0	$225	$0
Corporate debt securities	232	0	232	0
Residential mortgage-backed securities	8	0	8	0
Commercial mortgage-backed securities	50	0	50	0
Collateralized debt obligations	36	0	36	0
Other debt securities	5	0	5	0
Total fixed maturities	556	0	556	0
Nonredeemable preferred stock	12	2	10	0
Common stock	13	13	0	0
Total available-for-sale securities	581	15	566	0
Other investments (1)	7	0	0	7
Total – Indemnity	$588	$15	$566	$7
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$6	$0
Government sponsored enterprises	4	0	4	0
States & political subdivisions	1,506	0	1,506	0
Foreign government securities	82	0	82	0
Corporate debt securities	7,724	0	7,644	80
Residential mortgage-backed securities	58	0	58	0
Commercial mortgage-backed securities	30	0	30	0
Collateralized debt obligations	11	0	11	0
Other debt securities	78	0	69	9
Total fixed maturities	9,499	0	9,410	89
Nonredeemable preferred stock	738	375	362	1
Common stock	99	99	0	0
Total available-for-sale securities	10,336	474	9,772	90
Trading securities:
Common stock	3,096	3,081	0	15
Total trading securities	3,096	3,081	0	15
Other investments (1)	51	0	0	51
Total – Exchange	$13,483	$3,555	$9,772	$156
Total – Erie Insurance Group	$14,071	$3,570	$10,338	$163

% of total assets at fair value	100.0%	25.4%	73.5%	1.1%

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of March 31, 2015. During the three months ended March 31, 2015, Indemnity made no contributions and received distributions totaling $0.9 million, and the Exchange made no contributions and received distributions totaling $20.7 million for these investments. As of March 31, 2015, the amount of unfunded commitments related to the investments was $0.6 million for Indemnity and $1.7 million for the Exchange.

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

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at March 31, 2015
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0
Total fixed maturities	0	0	0	0	0	0	0
Total available-for-sale securities	0	0	0	0	0	0	0
Other investments	8	0	0	0	(1)	0	7
Total Level 3 assets – Indemnity	$8	$0	$0	$0	$(1)	$0	$7
Exchange
Available-for-sale securities:
Corporate debt securities	$87	$0	$1	$3	$(2)	$(9)	$80
Other debt securities	12	0	0	0	0	(3)	9
Total fixed maturities	99	0	1	3	(2)	(12)	89
Nonredeemable preferred stock	1	0	0	0	0	0	1
Total available-for-sale securities	100	0	1	3	(2)	(12)	90
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	71	1	0	0	(21)	0	51
Total Level 3 assets – Exchange	$186	$1	$1	$3	$(23)	$(12)	$156
Total Level 3 assets – Erie Insurance Group	$194	$1	$1	$3	$(24)	$(12)	$163

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $1 million included in equity in earnings of limited partnerships for the three months ended March 31, 2015 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended March 31, 2015.

For the Exchange, there were no Level 1 to Level 2 transfers, and Level 2 to Level 1 transfers totaled $22 million due to trading activity levels for two preferred stock holdings for the three months ended March 31, 2015. Level 2 to Level 3 transfers totaled $0.1 million for two fixed maturity holdings due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $12 million for two fixed maturity holdings due to the use of observable inputs to determine the fair value at March 31, 2015.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at March 31, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	1	0	0	0	(1)	0	0
Total fixed maturities	2	0	0	0	(1)	0	1
Total available-for-sale securities	2	0	0	0	(1)	0	1
Other investments	18	1	0	0	(1)	0	18
Total Level 3 assets – Indemnity	$20	$1	$0	$0	$(2)	$0	$19
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$0	$0	$0	$0	$26
Collateralized debt obligations	5	1	(1)	0	(3)	(2)	0
Total fixed maturities	31	1	(1)	0	(3)	(2)	26
Nonredeemable preferred stock	0	0	0	1	0	0	1
Total available-for-sale securities	31	1	(1)	1	(3)	(2)	27
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	5	0	0	(5)	0	98
Total Level 3 assets – Exchange	$144	$6	$(1)	$1	$(8)	$(2)	$140
Total Level 3 assets – Erie Insurance Group	$164	$7	$(1)	$1	$(10)	$(2)	$159

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

When a non-binding broker quote was the only input available, it was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $0.1 million for Indemnity and $82 million for the Exchange at March 31, 2015, and $92 million for the Exchange at December 31, 2014.

Other investments represent certain limited partnerships that are recorded at fair value based upon net asset value (NAV) provided by the general partner. Due to the nature of these investments, the NAV was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $7 million for Indemnity and $51 million for the Exchange at March 31, 2015, and $8 million for Indemnity and $71 million for the Exchange at December 31, 2014.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	March 31, 2015
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

(2)	Nonredeemable preferred stock - Represents a private security where cost was determined to be the best estimate of fair value.

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at March 31, 2015:

	Erie Insurance Group
(in millions)	March 31, 2015
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$555	$0	$555	$0
Priced via market comparables/broker quotes (1)	1	0	1	0
Total fixed maturities	556	0	556	0
Nonredeemable preferred stock:
Priced via pricing services	10	2	8	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Total nonredeemable preferred stock	12	2	10	0
Common stock:
Priced via pricing services	13	13	0	0
Total common stock	13	13	0	0
Other investments:
Priced via unobservable inputs (2)	7	0	0	7
Total other investments	7	0	0	7
Total – Indemnity	$588	$15	$566	$7
Exchange
Fixed maturities:
Priced via pricing services	$9,330	$0	$9,330	$0
Priced via market comparables/broker quotes (1)	162	0	80	82
Priced via internal modeling	7	0	0	7
Total fixed maturities	9,499	0	9,410	89
Nonredeemable preferred stock:
Priced via pricing services	716	375	341	0
Priced via market comparables/broker quotes (1)	21	0	21	0
Priced via internal modeling	1	0	0	1
Total nonredeemable preferred stock	738	375	362	1
Common stock:
Priced via pricing services	3,180	3,180	0	0
Priced via internal modeling	15	0	0	15
Total common stock	3,195	3,180	0	15
Other investments:
Priced via unobservable inputs (2)	51	0	0	51
Total other investments	51	0	0	51
Total – Exchange	$13,483	$3,555	$9,772	$156
Total – Erie Insurance Group	$14,071	$3,570	$10,338	$163

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2015.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at March 31, 2015:

	Erie Insurance Group
	March 31, 2015
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$213	$12	$0	$225
Corporate debt securities	232	2	2	232
Residential mortgage-backed securities	8	0	0	8
Commercial mortgage-backed securities	51	0	1	50
Collateralized debt obligations	36	0	0	36
Other debt securities	5	0	0	5
Total fixed maturities	545	14	3	556
Nonredeemable preferred stock	11	1	0	12
Common stock	13	0	0	13
Total available-for-sale securities – Indemnity	$569	$15	$3	$581
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$0	$6
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,421	86	1	1,506
Foreign government securities	80	2	0	82
Corporate debt securities	7,278	470	24	7,724
Residential mortgage-backed securities	57	1	0	58
Commercial mortgage-backed securities	28	2	0	30
Collateralized debt obligations	6	5	0	11
Other debt securities	75	3	0	78
Total fixed maturities	8,954	570	25	9,499
Nonredeemable preferred stock	667	72	1	738
Common stock	96	3	0	99
Total available-for-sale securities – Exchange	$9,717	$645	$26	$10,336
Total available-for-sale securities – Erie Insurance Group	$10,286	$660	$29	$10,917

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2014:

	Erie Insurance Group
	December 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$219	$12	$0	$231
Corporate debt securities	236	1	3	234
Residential mortgage-backed securities	8	0	0	8
Commercial mortgage-backed securities	52	0	1	51
Collateralized debt obligations	33	0	0	33
Other debt securities	7	0	0	7
Total fixed maturities	555	13	4	564
Nonredeemable preferred stock	11	1	0	12
Common stock	13	0	0	13
Total available-for-sale securities – Indemnity	$579	$14	$4	$589
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$0	$6
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,394	84	1	1,477
Foreign government securities	10	0	0	10
Corporate debt securities	6,918	405	34	7,289
Residential mortgage-backed securities	109	3	1	111
Commercial mortgage-backed securities	28	2	0	30
Collateralized debt obligations	6	5	0	11
Other debt securities	66	3	0	69
Total fixed maturities	8,540	503	36	9,007
Nonredeemable preferred stock	650	64	4	710
Common stock	138	3	1	140
Total available-for-sale securities – Exchange	$9,328	$570	$41	$9,857
Total available-for-sale securities – Erie Insurance Group	$9,907	$584	$45	$10,446

The amortized cost and estimated fair value of fixed maturities at March 31, 2015 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	March 31, 2015
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$71	$71
Due after one year through five years	226	227
Due after five years through ten years	145	150
Due after ten years	103	108
Total fixed maturities – Indemnity	$545	$556
Exchange
Due in one year or less	$446	$453
Due after one year through five years	3,320	3,512
Due after five years through ten years	3,656	3,852
Due after ten years	1,532	1,682
Total fixed maturities – Exchange	$8,954	$9,499
Total fixed maturities – Erie Insurance Group	$9,499	$10,055

Available-for-sale securities in a gross unrealized loss position at March 31, 2015 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	March 31, 2015
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$3	$0	$0	$0	$3	$0	2
Corporate debt securities	70	2	3	0	73	2	185
Residential mortgage-backed securities	3	0	0	0	3	0	3
Commercial mortgage-backed securities	30	1	0	0	30	1	20
Collateralized debt obligations	13	0	0	0	13	0	6
Other debt securities	1	0	0	0	1	0	1
Total fixed maturities	120	3	3	0	123	3	217
Common stock	13	0	0	0	13	0	1
Total available-for-sale securities – Indemnity	$133	$3	$3	$0	$136	$3	218
Quality breakdown of fixed maturities:
Investment grade	$69	$1	$3	$0	$72	$1	37
Non-investment grade	51	2	0	0	51	2	180
Total fixed maturities – Indemnity	$120	$3	$3	$0	$123	$3	217
Exchange
Available-for-sale securities:
U.S. treasury	$0	$0	$0	$0	$0	$0	1
States & political subdivisions	108	1	5	0	113	1	29
Foreign government securities	6	0	0	0	6	0	6
Corporate debt securities	673	22	56	2	729	24	468
Residential mortgage-backed securities	6	0	17	0	23	0	6
Commercial mortgage-backed securities	0	0	1	0	1	0	1
Other debt securities	9	0	7	0	16	0	3
Total fixed maturities	802	23	86	2	888	25	514
Nonredeemable preferred stock	47	0	22	1	69	1	11
Total available-for-sale securities – Exchange	$849	$23	$108	$3	$957	$26	525
Quality breakdown of fixed maturities:
Investment grade	$445	$6	$82	$1	$527	$7	136
Non-investment grade	357	17	4	1	361	18	378
Total fixed maturities – Exchange	$802	$23	$86	$2	$888	$25	514

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

	Erie Insurance Group
	December 31, 2014
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$6	$0	$2	$0	$8	$0	4
Corporate debt securities	121	3	0	0	121	3	250
Residential mortgage-backed securities	6	0	0	0	6	0	4
Commercial mortgage-backed securities	41	1	0	0	41	1	24
Collateralized debt obligations	21	0	0	0	21	0	9
Other debt securities	7	0	0	0	7	0	3
Total fixed maturities	202	4	2	0	204	4	294
Common stock	0	0	13	0	13	0	1
Total available-for-sale securities – Indemnity	$202	$4	$15	$0	$217	$4	295
Quality breakdown of fixed maturities:
Investment grade	$146	$1	$2	$0	$148	$1	58
Non-investment grade	56	3	0	0	56	3	236
Total fixed maturities – Indemnity	$202	$4	$2	$0	$204	$4	294
Exchange
Available-for-sale securities:
U.S. treasury	$1	$0	$0	$0	$1	$0	2
States & political subdivisions	47	0	47	1	94	1	24
Corporate debt securities	980	29	181	5	1,161	34	656
Residential mortgage-backed securities	6	0	27	1	33	1	8
Commercial mortgage-backed securities	1	0	0	0	1	0	1
Other debt securities	13	0	7	0	20	0	4
Total fixed maturities	1,048	29	262	7	1,310	36	695
Nonredeemable preferred stock	86	3	25	1	111	4	16
Common stock	0	0	73	1	73	1	2
Total available-for-sale securities – Exchange	$1,134	$32	$360	$9	$1,494	$41	713
Quality breakdown of fixed maturities:
Investment grade	$606	$10	$253	$5	$859	$15	172
Non-investment grade	442	19	9	2	451	21	523
Total fixed maturities – Exchange	$1,048	$29	$262	$7	$1,310	$36	695

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2015	2014
Indemnity
Fixed maturities	$4	$3
Equity securities	0	1
Cash equivalents and other	0	0
Total investment income	4	4
Less: investment expenses	0	0
Investment income, net of expenses – Indemnity	$4	$4
Exchange
Fixed maturities	$94	$86
Equity securities	26	29
Cash equivalents and other	1	0
Total investment income	121	115
Less: investment expenses	12	10
Investment income, net of expenses – Exchange	$109	$105
Investment income, net of expenses – Erie Insurance Group	$113	$109

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2015	2014
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$0
Gross realized losses	0	0
Net realized gains	0	0
Equity securities:
Gross realized gains	0	1
Gross realized losses	0	0
Net realized gains	0	1
Net realized investment gains – Indemnity	$0	$1
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$6	$6
Gross realized losses	(4)	(1)
Net realized gains	2	5
Equity securities:
Gross realized gains	5	8
Gross realized losses	0	(1)
Net realized gains	5	7
Trading securities:
Common stock:
Gross realized gains	117	70
Gross realized losses	(12)	(3)
Decreases in fair value(1)	(56)	(24)
Net realized gains	49	43
Net realized investment gains – Exchange	$56	$55
Net realized investment gains – Erie Insurance Group	$56	$56

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
Net impairment losses recorded in earnings for Indemnity were $0.1 million for the first quarter of 2015, compared to net impairment losses of less than $0.1 million in the first quarter of 2014. Net impairment losses recorded in earnings for the Exchange were $2 million for the first quarter of 2015, compared to net impairment losses of $0.2 million for the first quarter of 2014.

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through March 31, 2015 are comprised of partnership financial results for the fourth quarter of 2014.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2015.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

At the conclusion of each quarter, we survey each general partner to determine if they are aware of changes to valuations, plus or minus 10% compared to the previous quarter valuation, prior to the release of the fund’s financial statements. Based upon that information from the general partner, we consider whether additional disclosure is warranted.  In April 2015, a private equity partnership identified a significant valuation increase that will be reported in the fund’s March 31, 2015 financial statements. Given the one-quarter reporting lag, this change will be reflected in the second quarter 2015 consolidated financial statements. Based upon the general partner’s estimate of the valuation change, Indemnity and the Exchange expect to record equity in earnings of limited partnerships from this investment in the second quarter of 2015 of approximately $7 million and $28 million, respectively.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in millions)	Erie Insurance Group
	Three months ended March 31,
	2015	2014
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$2	$5
Change in fair value of limited partnerships accounted for under the fair value option	0	1
Equity in earnings of limited partnerships – Indemnity	$2	$6
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$25	$39
Change in fair value of limited partnerships accounted for under the fair value option	1	5
Equity in earnings of limited partnerships – Exchange	$26	$44
Equity in earnings of limited partnerships – Erie Insurance Group	$28	$50

We have provided summarized financial information in the following tables for the three months ended March 31, 2015 and for the year ended December 31, 2014.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how we evaluate these investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through March 31, 2015 include partnership financial results for the fourth quarter of 2014.

	Erie Insurance Group
	As of and for the three months ended March 31, 2015
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	24	$32	$(1)	$1
Greater than or equal to 10% but less than 50%	3	17	0	0
Total private equity	27	49	(1)	1
Mezzanine debt:
Less than 10%	11	9	0	1
Greater than or equal to 10% but less than 50%	3	5	0	0
Greater than 50%	1	0	0	0
Total mezzanine debt	15	14	0	1
Real estate:
Less than 10%	11	25	(5)	5
Greater than or equal to 10% but less than 50%	3	3	(6)	5
Greater than 50%	2	9	2	0
Total real estate	16	37	(9)	10
Total limited partnerships – Indemnity	58	$100	$(10)	$12
Exchange
Private equity:
Less than 10%	42	$333	$(8)	$15
Greater than or equal to 10% but less than 50%	3	71	1	0
Total private equity	45	404	(7)	15
Mezzanine debt:
Less than 10%	21	118	(3)	6
Greater than or equal to 10% but less than 50%	4	25	0	2
Greater than 50%	3	29	1	0
Total mezzanine debt	28	172	(2)	8
Real estate:
Less than 10%	24	162	(11)	16
Greater than or equal to 10% but less than 50%	5	42	(18)	16
Greater than 50%	2	35	9	0
Total real estate	31	239	(20)	32
Total limited partnerships – Exchange	104	$815	$(29)	$55
Total limited partnerships – Erie Insurance Group		$915	$(39)	$67

Per the limited partnership financial statements, total partnership assets were $43 billion and total partnership liabilities were $4 billion at March 31, 2015 (as recorded in the December 31, 2014 limited partnership financial statements).  For the three months period comparable to that presented in the preceding table (fourth quarter of 2014), total partnership valuation adjustment losses were $0.4 billion and total partnership net income was $1.6 billion.

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

Note 8.  Bank Line of Credit

As of March 31, 2015, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of March 31, 2015, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of March 31, 2015.  Bonds with a fair value of $113 million were pledged as collateral on the line at March 31, 2015.

As of March 31, 2015, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of March 31, 2015, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of March 31, 2015.  Bonds with a fair value of $327 million were pledged as collateral on the line at March 31, 2015.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of March 31, 2015.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at March 31, 2015.

Note 9.  Income Taxes

At March 31, 2015, we recorded a net deferred tax liability of $454 million on our Consolidated Statements of Financial Position.  Of this amount, $40 million is a net deferred tax asset attributable to Indemnity and $494 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at March 31, 2015.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

A $17 million contribution was made to the defined benefit pension plan in the first quarter of 2015.

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability, $24 million at March 31, 2015, exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2015	2014
Service cost for benefits earned	$8	$6
Interest cost on benefits obligation	8	7
Expected return on plan assets	(9)	(8)
Prior service cost amortization	0	0
Net actuarial loss amortization	3	2
Pension plan cost (1)	$10	$7

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2015 and the year ended December 31, 2014. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $18 million of repurchase authority remaining under this program at March 31, 2015.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the three months ended March 31:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2013	$6	$(65)	$(59)
Other comprehensive income before reclassifications, net of tax	4	0	4
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	(1)	0	(1)
Net current period other comprehensive income, net of tax	3	0	3
Balance at March 31, 2014	$9	$(65)	$(56)

Balance at December 31, 2014	$7	$(125)	$(118)
Other comprehensive income before reclassifications, net of tax	0	0	0
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	0	0	0
Net current period other comprehensive income, net of tax	0	0	0
Balance at March 31, 2015	$7	$(125)	$(118)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows for the three months ended March 31:

	Erie Insurance Group
	Three months ended
	March 31, 2015	March 31, 2014
(in millions)	Amounts reclassified from accumulated other comprehensive income (loss)(1)

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$7	$13
Net impairment losses recognized in earnings	(2)	0
Income from operations before income taxes and noncontrolling interest	5	13
Provision for income taxes	2	5
Net income	3	8
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	3	7
Net income attributable to Indemnity	$0	$1

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2014 and for the three months ended March 31, 2015:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2013	$734	$6,816	$7,550
Net income	168	405	573
Change in accumulated other comprehensive income (loss), net of tax	(59)	59	0
Net purchase of treasury stock	(19)	—	(19)
Dividends declared:
Class A $2.4125 per share	(120)	—	(120)
Class B $361.875 per share	(1)	—	(1)
Balance at December 31, 2014	$703	$7,280	$7,983
Net income	39	97	136
Change in accumulated other comprehensive income (loss), net of tax	0	50	50
Dividends declared:
Class A $0.6810 per share	(32)	—	(32)
Class B $102.15 per share	0	—	0
Balance at March 31, 2015	$710	$7,427	$8,137

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $24 million related to its limited partnership investments at March 31, 2015.  These commitments are split among private equity securities of $10 million, mezzanine debt securities of $9 million, and real estate activities of $5 million.  These commitments will be funded as required by the limited partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $469 million related to its limited partnership investments at March 31, 2015.  These commitments are split among private equity securities of $134 million, mezzanine debt securities of $158 million, and real estate activities of $177 million.  These commitments will be funded as required by the limited partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At March 31, 2015
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$556	$9,499	$—	$10,055
Equity securities	25	837	—	862
Trading securities, at fair value	—	3,096	—	3,096
Limited partnerships	100	815	—	915
Other invested assets	1	21	—	22
Total investments	682	14,268	—	14,950
Cash and cash equivalents	58	362	—	420
Premiums receivable from policyholders	—	1,304	—	1,304
Reinsurance recoverable	—	162	—	162
Deferred income tax asset	40	0	—	40
Deferred acquisition costs	—	589	—	589
Other assets	125	403	—	528
Receivables from the Exchange and other affiliates	337	—	(337)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,267	$17,088	$(362)	$17,993
Liabilities
Losses and loss expense reserves	$—	$3,966	$—	$3,966
Life policy and deposit contract reserves	—	1,827	—	1,827
Unearned premiums	—	2,845	—	2,845
Deferred income tax liability	0	494	—	494
Other liabilities	557	529	(362)	724
Total liabilities	557	9,661	(362)	9,856
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	710	—	—	710
Noncontrolling interest in consolidated entity – Exchange	—	7,427	—	7,427
Total equity	710	7,427	—	8,137
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,267	$17,088	$(362)	$17,993

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2014
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$564	$9,007	$—	$9,571
Equity securities	25	850	—	875
Trading securities, at fair value	—	3,223	—	3,223
Limited partnerships	113	866	—	979
Other invested assets	1	20	—	21
Total investments	703	13,966	—	14,669
Cash and cash equivalents	92	422	—	514
Premiums receivable from policyholders	—	1,281	—	1,281
Reinsurance recoverable	—	161	—	161
Deferred income tax asset	37	0	—	37
Deferred acquisition costs	—	595	—	595
Other assets	127	374	—	501
Receivables from the Exchange and other affiliates	335	—	(335)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,319	$16,799	$(360)	$17,758
Liabilities
Losses and loss expense reserves	$—	$3,853	$—	$3,853
Life policy and deposit contract reserves	—	1,812	—	1,812
Unearned premiums	—	2,834	—	2,834
Deferred income tax liability	0	490	—	490
Other liabilities	616	530	(360)	786
Total liabilities	616	9,519	(360)	9,775
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	703	—	—	703
Noncontrolling interest in consolidated entity – Exchange	—	7,280	—	7,280
Total equity	703	7,280	—	7,983
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,319	$16,799	$(360)	$17,758

Receivables from the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts due from the Exchange were $332 million and $331 million at March 31, 2015 and December 31, 2014, respectively.  The receivable from EFL for expense allocations and interest on the surplus note totaled $5 million and $4 million at March 31, 2015 and December 31, 2014, respectively.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For each of the three months ended March 31, 2015 and 2014, Indemnity recognized interest income on the note of $0.4 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended March 31,
	2015	2014
Management operations:
Management fee revenue, net	$343	$319
Service agreement revenue	8	7
Total revenue from management operations	351	326
Cost of management operations	298	268
Income from management operations before taxes	53	58
Investment operations:
Net investment income	4	4
Net realized gains on investments	0	1
Net impairment losses recognized in earnings	0	0
Equity in earnings of limited partnerships	2	6
Income from investment operations before taxes	6	11
Income from operations before income taxes	59	69
Provision for income taxes	20	23
Net income attributable to Indemnity	$39	$46

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Three months ended March 31,
	2015	2014
Management fee received	$342	$317
Service agreement fee received	8	8
Net investment income received	6	6
Limited partnership distributions	5	3
Increase in reimbursements collected from affiliates	0	1
Commissions and bonuses paid to agents	(249)	(225)
Salaries and wages paid	(42)	(47)
Pension contribution and employee benefits paid	(22)	(23)
General operating expenses paid	(63)	(50)
Income taxes paid	0	1
Net cash used in operating activities	(15)	(9)
Net cash provided by investing activities	13	44
Net cash used in financing activities	(32)	(40)
Net decrease in cash and cash equivalents	(34)	(5)
Cash and cash equivalents at beginning of period	92	49
Cash and cash equivalents at end of period	$58	$44

Note 16.  Subsequent Events

No items were identified in the period subsequent to the financial statement date that required adjustment or disclosure, other than the disclosure made in Note 7. “Investments” regarding limited partnerships.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing the Erie Insurance Group (“we,” “us,” “our”).  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

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

RECENT ACCOUNTING STANDARDS

See Item 1. “Financial Statements - Note 2. Significant Accounting Policies,” contained within this report for a discussion of recently issued accounting standards that are currently being evaluated to determine the impact on our consolidated financial statements.

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

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Management operations:
Management fee revenue, net	$343	$319	$—	$—	$(343)	$(319)	$—	$—
Service agreement revenue	8	7	—	—	—	—	8	7
Total revenue from management operations	351	326	—	—	(343)	(319)	8	7
Cost of management operations	298	268	—	—	(298)	(268)	—	—
Income from management operations before taxes	53	58	—	—	(45)	(51)	8	7
Property and casualty insurance operations:
Net premiums earned	—	—	1,380	1,268	—	—	1,380	1,268
Losses and loss expenses	—	—	1,033	1,007	(1)	(1)	1,032	1,006
Policy acquisition and underwriting expenses	—	—	386	365	(47)	(53)	339	312
(Loss) income from property and casualty insurance operations before taxes	—	—	(39)	(104)	48	54	9	(50)
Life insurance operations:(1)
Total revenue	—	—	47	50	0	0	47	50
Total benefits and expenses	—	—	37	37	0	0	37	37
Income from life insurance operations before taxes	—	—	10	13	0	0	10	13
Investment operations:(1)
Net investment income	4	4	88	84	(3)	(3)	89	85
Net realized gains on investments	0	1	56	50	—	—	56	51
Net impairment losses recognized in earnings	0	0	(2)	0	—	—	(2)	0
Equity in earnings of limited partnerships	2	6	25	44	—	—	27	50
Income from investment operations before taxes	6	11	167	178	(3)	(3)	170	186
Income from operations before income taxes and noncontrolling interest	59	69	138	87	—	—	197	156
Provision for income taxes	20	23	41	24	—	—	61	47
Net income	$39	$46	$97	$63	$—	$—	$136	$109

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

Net income increased in the first quarter of 2015 when compared to the first quarter of 2014 due to a lower underwriting loss experienced in the property and casualty insurance operations, which was somewhat offset by lower earnings from our investment operations. Contributing to the property and casualty insurance operations underwriting results was an 8.9% increase in earned premium in the first quarter of 2015, driven by increases in policies in force and average premium per policy. Lower current accident year weather related losses combined with favorable development on prior accident year loss reserves also contributed to the improved underwriting results compared to 2014. Our investment operations generated lower earnings from limited partnerships in 2015 compared to 2014.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended March 31,
	2015	2014
	(Unaudited)
Operating income attributable to Indemnity	$39	$45
Net realized gains and impairments on investments	0	1
Income tax expense	0	0
Realized gains and impairments, net of income taxes	0	1
Net income attributable to Indemnity	$39	$46

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.74	$0.87
Net realized gains and impairments on investments	0.00	0.02
Income tax expense	0.00	(0.01)
Realized gains and impairments, net of income taxes	0.00	0.01
Net income attributable to Indemnity	$0.74	$0.88

Operating Segments
Our reportable segments include management operations, property and casualty insurance operations, life insurance operations and investment operations.

Management operations
Management operations generate internal management fee revenue, which accrues to the Indemnity shareholder interest, as Indemnity provides services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  Management fee revenue is based upon all premiums written or assumed by the Exchange and the management fee rate, which is not to exceed 25%.  Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for both 2015 and 2014.  Management fee revenue is eliminated upon consolidation.

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

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  Based upon direct written premium in 2014, 43% of our premiums were derived from personal auto, 27% from homeowners and 29% from commercial lines.  Pennsylvania, Maryland, Virginia, North Carolina and Ohio made up 74% of the property and casualty lines insurance business direct written premium in 2014.

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

Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2015	2014	% Change
	(Unaudited)
Management fee revenue, net	$343	$319	7.7%
Service agreement revenue	8	7	NM
Total revenue from management operations	351	326	7.5
Cost of management operations	298	268	11.4
Income from management operations – Indemnity (1)	$53	$58	(10.3)%
Gross margin	14.9%	17.9%	(3.0)	pts.

NM = not meaningful

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended March 31,
(dollars in millions)	2015	2014	% Change
	(Unaudited)
Property and Casualty Group direct written premium	$1,377	$1,279	7.7%
Management fee rate	25%	25%
Management fee revenue, gross	344	320	7.7
Change in allowance for management fee returned on cancelled policies (1)	(1)	(1)	NM
Management fee revenue, net of allowance	$343	$319	7.7%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Management fee revenue increased $24 million, or 7.7%, in the first quarter of 2015, compared to the first quarter of 2014. Direct written premium of the Property and Casualty Group increased 7.7% in the first quarter of 2015, compared to the first quarter of 2014, due to a 4.2% increase in policies in force and a 4.2% increase in the year-over-year average premium per policy for all lines of business.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2015 and 2014.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $8 million and $7 million in the first quarters of 2015 and 2014, respectively.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended March 31,
(in millions)	2015	2014	% Change
	(Unaudited)
Commissions:
Total commissions	$194	$174	11.2%
Non-commission expense:
Sales and advertising	$15	$14	NM
Underwriting and policy processing	32	32	NM
Information technology	33	28	17.3
Customer service	7	7	NM
Administrative and other	17	13	40.5
Total non-commission expense	104	94	11.7
Total cost of management operations	$298	$268	11.4%

Commissions – Commissions increased $20 million in the first quarter of 2015, compared to the same period in 2014. The majority of the increase was driven by the 7.7% increase in direct written premiums of the Property and Casualty Group, while about one-third of the increase was due to an increase in agent incentive costs related to profitable growth, compared to the prior year quarter.  The estimated agent incentive payout, at the end of each quarter, is based on actual underwriting results for the two prior years and the current year-to-date period.  Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $10 million in the first quarter of 2015, compared to the first quarter of 2014. Information technology costs increased $5 million, which included $3 million of professional fees and
$1 million each of personnel costs and hardware and software costs. Administrative and other expenses increased $4 million related to professional fees, personnel costs and office related expenses.

Gross margin
The gross margin in the first quarter of 2015 was 14.9%, compared to 17.9% in the first quarter of 2014. The majority of the 3.0 point decrease in gross margin was driven by the increased estimated agent incentive payout discussed above.  The remaining decrease in gross margin was the result of increased information technology and administrative and other costs.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 12 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended March 31,
(dollars in millions)	2015	2014	% Change
	(Unaudited)
Premiums:
Direct written premium	$1,377	$1,279	7.7%
Reinsurance premium – assumed and ceded	(6)	(7)	8.5
Net written premium	1,371	1,272	7.8
Change in unearned premium	9	(4)	NM
Net premiums earned	1,380	1,268	8.9
Losses and loss expenses:
Current accident year, excluding catastrophe losses	969	927	4.4
Current accident year catastrophe losses	85	93	(9.3)
Prior accident years, including prior year catastrophe losses	(21)	(13)	NM
Losses and loss expenses	1,033	1,007	2.4
Policy acquisition and other underwriting expenses	386	365	6.0
Total losses and expenses	1,419	1,372	3.4
Underwriting loss – Exchange(1)	$(39)	$(104)	NM	%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	70.2%	73.2%	(3.0)	pts.
Current accident year catastrophe loss ratio	6.1	7.3	(1.2)
Prior accident year loss ratio, including prior year catastrophe losses	(1.5)	(1.0)	(0.5)
Total loss and loss expense ratio	74.8	79.5	(4.7)
Policy acquisition and other underwriting expense ratio	28.0	28.8	(0.8)
Combined ratio	102.8%	108.3%	(5.5)	pts.

NM = not meaningful

(1)          The Exchange retains 100% of the income (loss) from the property and casualty insurance operations.

We measure profit or loss from our property and casualty insurance segment based upon its underwriting results, which are represented by net premiums earned less losses and loss expenses and policy acquisition and other underwriting expenses on a pre-tax basis.  The loss and loss expense ratio and combined ratio are key performance indicators that we use to assess business trends and to make comparisons to industry results.  New business policies written and policyholder retention rates are also key performance indicators we use to measure our success.  New business policy growth and policyholder retention rates are impacted when a policyholder cancels an existing policy and enters into a new policy due to various factors, including buying a new home or changing the policy type.  When this occurs, the cancelled policy reduces the reported retention rate while the rewritten policy increases the new business policy growth rate.

The investment results related to our property and casualty insurance operations are included in our investment operations segment discussion.

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 7.7% to $1.4 billion in the first quarter of 2015, from $1.3 billion in the first quarter of 2014, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.2% in the first quarter of 2015 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 4.7% in the first quarter of 2014.  The year-over-year average premium per policy for all lines of business increased 4.2% at both March 31, 2015 and 2014.

Premiums generated from new business increased 11.1% to $168 million in the first quarter of 2015, compared to an increase of 0.2% in the first quarter of 2014.  Underlying the trend in new business premiums was a 7.1% increase in new business policies written in the first quarter of 2015, compared to 1.0% in the first quarter of 2014, while the year-over-year average premium per policy on new business increased 3.9% at March 31, 2015, compared to 1.0% at March 31, 2014.

Premiums generated from renewal business increased 7.2% to $1.2 billion in the first quarter of 2015, compared to an increase of 8.9% to $1.1 billion in the first quarter of 2014.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios.  The renewal business year-over-year average premium per policy increased 4.2% at March 31, 2015, compared to 4.7% at March 31, 2014.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.2% at March 31, 2015, 90.3% at December 31, 2014, and 90.6% at March 31, 2014.

Personal lines – Total personal lines premiums written increased 6.6% to $930 million in the first quarter of 2015, from $872 million in the first quarter of 2014, driven by an increase of 4.2% in the total personal lines policies in force and an increase of 3.3% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 9.7% in the first quarter of 2015, compared to 5.3% in the first quarter of 2014, driven by increases in new business policies written seen across all major personal lines of business and average premium per policy.  Personal lines new business policies written increased 6.9% in the first quarter of 2015, compared to 1.7% in the first quarter of 2014, while the year-over-year average premium per policy on personal lines new business increased 2.7% at March 31, 2015, compared to 4.8% at March 31, 2014.

•
Private passenger auto new business premiums written increased 10.9% in the first quarter of 2015, compared to 7.6% in the first quarter of 2014.  New business policies written for private passenger auto increased 7.2% in the first quarter of 2015, compared to 4.0% in the first quarter of 2014, while the new business year-over-year average premium per policy for private passenger auto increased 3.3% at March 31, 2015, compared to 3.5% at March 31, 2014.

•
Homeowners new business premiums written increased 7.3% in the first quarter of 2015, compared to 0.7% in the first quarter of 2014.  New business policies written for homeowners increased 6.0% in the first quarter of 2015, compared to a decrease of 2.9% in the first quarter of 2014.  The new business year-over-year average premium per policy for homeowners increased 3.0% at March 31, 2015, compared to 5.5% at March 31, 2014.

Renewal premiums written on personal lines increased 6.2% in the first quarter of 2015, compared to 8.1% in the first quarter of 2014, driven by increases in average premium per policy and steady policy retention ratios.  The year-over-year average premium per policy on personal lines renewal business increased 3.4% at March 31, 2015, compared to 3.7% at March 31, 2014.  The personal lines year-over-year policy retention ratio was 90.8% at March 31, 2015, 90.9% at December 31, 2014, and 91.1% at March 31, 2014.

•
Private passenger auto renewal premiums written increased 5.6% in both the first quarters of 2015 and 2014.  The year-over-year average premium per policy on private passenger auto renewal business increased 2.2% at March 31, 2015, compared to 1.6% at March 31, 2014.  The private passenger auto year-over-year policy retention ratio was 91.6% at March 31, 2015, 91.7% at December 31, 2014, and 92.0% at March 31, 2014.

•
Homeowners renewal premiums written increased 6.9% in the first quarter of 2015, compared to 13.1% in the first quarter of 2014.  The year-over-year average premium per policy on homeowners renewal business increased 5.9% at March 31, 2015, compared to 8.1% at March 31, 2014.  The homeowners year-over-year policyholder retention ratio was 89.6% at March 31, 2015, 89.8% at December 31, 2014, and 90.0% at March 31, 2014.

Commercial lines – Total commercial lines premiums written increased 10.1% to $447 million in the first quarter of 2015, from $407 million in the first quarter of 2014, driven by a 4.4% increase in the total commercial lines policies in force and a 6.3% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 14.1% in the first quarter of 2015, compared to a decrease of 8.6% in the first quarter of 2014, driven by increases in new business policies written seen across all major commercial lines of business and average premium per policy. Commercial lines new business policies written increased 7.9% in the first quarter of 2015, compared to a decrease of 2.5% in the first quarter of 2014, while the year-over-year average premium per policy on commercial lines new business increased 6.0% at March 31, 2015, compared to a decrease of 1.3% at March 31, 2014.

Renewal premiums for commercial lines increased 9.5% in the first quarter of 2015, compared to an increase of 10.6% in the first quarter of 2014, driven by increases in average premium per policy and steady policy retention ratios.  The combined impact of these increases was seen primarily in the commercial multi-peril, commercial auto and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 6.3% at both March 31, 2015 and 2014.  The year-over-year policy retention ratio for commercial lines was 86.7% at March 31, 2015, 86.5% at December 31, 2014, and 87.1% at March 31, 2014.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group. At March 31, 2015, we had nearly 2,200 agencies with over 11,000 licensed property and casualty representatives.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 70.2% in the first quarter of 2015, compared to 73.2% in the first quarter of 2014. The improvement in the first three months of 2015 was driven primarily by a lower volume of non-catastrophe weather related claims than in the first quarter of 2014. The higher volume of non-catastrophe claims in the first three months of 2014 resulted from more severe winter weather.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $85 million in the first quarter of 2015, compared to $93 million in the first quarter of 2014, and contributed 6.1 points and 7.3 points, respectively, to the loss ratios. In the first quarter of 2015, catastrophe losses primarily resulted from many smaller events across our footprint. Catastrophe losses in the first quarter of 2014 were impacted by severe winter weather primarily in the state of Pennsylvania, and to lesser degrees in Maryland, North Carolina and Ohio.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended March 31,
(in millions)	2015	2014
	(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(27)	$(17)
Assumed reinsurance business	8	8
Ceded reinsurance business	(2)	(4)
Total prior year loss development	$(21)	$(13)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the first quarter of 2015, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $27 million that improved the combined ratio by 2.0 points, compared to favorable development of $17 million in the first quarter of 2014 that improved the combined ratio by 1.3 points.

The favorable development in the first quarter of 2015 was primarily due to the homeowners, other personal, workers compensation and personal auto lines of business. In the first quarter of 2014, the favorable development was primarily due to the workers compensation line of business, offset somewhat by adverse development in the commercial auto line of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed reinsurance business totaling $8 million in both the first quarters of 2015 and 2014. The adverse development in both the first quarters of 2015 and 2014 was primarily from the involuntary personal auto and workers compensation lines of business.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $2 million and
$4 million in the first quarters of 2015 and 2014, respectively.  An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  In the first three months of 2015, the increase in ceded recoveries was primarily due to adverse development related to the commercial multi-peril line of business, whereas the increase in the first three months of 2014 was primarily due to adverse development related to business catastrophe liability.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio decreased 0.8 points to 28.0% in the first quarter of 2015, from 28.8% in the first quarter of 2014. The management fee rate was 25% for the periods ended March 31, 2015 and 2014.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 11 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended March 31,
(in millions)	2015	2014	% Change
	(Unaudited)
Individual and group life premiums, gross	$31	$30	4.1%
Reinsurance premiums – ceded	(9)	(10)	NM
Individual and group life premiums, net	22	20	5.4
Other revenue	0	1	NM
Total net policy revenue	22	21	6.1
Net investment income	24	24	NM
Net realized gains on investments	0	5	(93.1)
Impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	1	0	NM
Total revenues	47	50	(3.8)
Benefits and other changes in policy reserves	28	28	NM
Amortization of deferred policy acquisition costs	3	3	NM
Other operating expenses	6	6	NM
Total benefits and expenses	37	37	NM
Income before taxes – Exchange(1)	$10	$13	(15.2)%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 4.1% to $31 million in the first quarter 2015, from $30 million in the first quarter of 2014.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $9 million in the first quarter of 2015 and $10 million in the first quarter of 2014.

Annuity and universal life premiums that are recorded as deposits totaled $16 million in both the first quarters of 2015 and 2014, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL's investment revenue decreased in the first quarter of 2015 due to lower net realized gains on investments, compared to the first quarter of 2014. The first quarter of 2014 included the sale of previously impaired preferred stocks. See the “Investment Operations” segment discussion that follows for further information.

Benefits and expenses
In the first quarter of 2015, total benefits and expenses remained flat compared to the first quarter of 2014.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2015	2014	% Change
Indemnity	(Unaudited)
Net investment income	$4	$4	3.4%
Net realized gains on investments	0	1	NM
Net impairment losses recognized in earnings	0	0	NM
Equity in earnings of limited partnerships	2	6	(62.3)
Net revenue from investment operations – Indemnity	$6	$11	(43.6)%
Exchange
Net investment income	$112	$108	4.8%
Net realized gains on investments	56	55	0.6
Net impairment losses recognized in earnings	(2)	0	NM
Equity in earnings of limited partnerships	26	44	(40.7)
Net revenue from investment operations – Exchange(1)	$192	$207	(6.8)%

NM = not meaningful

(1)	The Exchange’s investment results for the first quarters of 2015 and 2014 include net investment revenues from EFL’s operations of $25 million and $29 million, respectively.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income was unchanged in the first quarter of 2015, compared to the first quarter of 2014, while the Exchange’s net investment income increased by $4 million.  The increase in net investment income for the Exchange was due to higher invested balances which more than offset lower investment yields.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity were $0.1 million for the first quarter of 2015, compared to net impairment losses of less than $0.1 million in the first quarter of 2014. Net impairment losses recorded in earnings for the Exchange were $2 million for the first quarter of 2015, compared to net impairment losses of $0.2 million for the first quarter of 2014. The impairment activity in the first quarter of 2015 for the Exchange was primarily due to several securities in an unrealized loss position that we intended to sell prior to an expected recovery of fair value to cost.

Net realized gains on investments
A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2015	2014
Indemnity	(Unaudited)
Securities sold:
Fixed maturities	$0	$0
Equity securities	0	1
Total net realized gains – Indemnity(1)	$0	$1
Exchange
Securities sold:
Fixed maturities	$2	$5
Equity securities	5	7
Common stock equity securities	105	67
Common stock decreases in fair value(2)	(56)	(24)
Total net realized gains – Exchange(1) (3)	$56	$55

(1)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(3)	The Exchange’s results for the first quarter of 2015 and 2014 include net realized gains from EFL’s operations of $0.3 million and $5 million, respectively.

Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized losses of $0.2 million in the first quarter of 2015, compared to gains of $1 million in the first quarter of 2014, while the Exchange generated net realized gains of $56 million in the first quarter of 2015, compared to gains of $55 million in the first quarter of 2014.

Net realized gains for Indemnity during the first quarter of 2014 represented realized gains from sales of equity securities. Net realized gains for the Exchange in the first quarter of both 2015 and 2014 primarily reflected realized gains from sales of common stock partially offset by decreases in fair value of common stock.

Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended March 31,
	2015	2014
Indemnity	(Unaudited)
Private equity	$0	$4
Mezzanine debt	1	0
Real estate	1	2
Total equity in earnings of limited partnerships – Indemnity	$2	$6
Exchange
Private equity	$8	$27
Mezzanine debt	6	6
Real estate	12	11
Total equity in earnings of limited partnerships – Exchange (1)	$26	$44

(1)	The Exchange’s results for the first quarter of 2015 and 2014 include equity in earnings of limited partnerships from EFL's operations of $1 million and $0.3 million, respectively.

Indemnity’s equity in earnings of limited partnerships decreased $4 million in the first quarter of 2015, compared to the first quarter of 2014, while the Exchange’s equity in earnings of limited partnerships decreased $18 million. The decrease in earnings for both Indemnity and the Exchange during the first quarter of 2015 was primarily due to lower earnings from private equity investments.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2015 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2014.

At the conclusion of each quarter, we survey each general partner to determine if they are aware of changes to valuations, plus or minus 10% compared to the previous quarter valuation, prior to the release of the fund’s financial statements. Based upon that information from the general partner, we consider whether additional disclosure is warranted.  In April 2015, a private equity partnership identified a significant valuation increase that will be reported in the fund’s March 31, 2015 financial statements. Given the one-quarter reporting lag, this change will be reflected in the second quarter 2015 consolidated financial statements. Based upon the general partner’s estimate of the valuation change, Indemnity and the Exchange expect to record equity in earnings of limited partnerships from this investment in the second quarter of 2015 of approximately $7 million and $28 million, respectively.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	March 31, 2015	% to total	December 31, 2014	% to total
Indemnity	(Unaudited)
Fixed maturities	$556	82%	$564	80%
Equity securities:
Preferred stock	12	2	12	2
Common stock	13	2	13	2
Limited partnerships:
Private equity	49	7	52	7
Mezzanine debt	14	2	14	2
Real estate	37	5	47	7
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$682	100%	$703	100%
Exchange
Fixed maturities	$9,499	67%	$9,007	65%
Equity securities:
Preferred stock	738	5	710	5
Common stock	3,195	22	3,363	24
Limited partnerships:
Private equity	404	3	418	3
Mezzanine debt	172	1	170	1
Real estate	239	2	278	2
Life policy loans	19	0	18	0
Real estate mortgage loans	2	0	2	0
Total investments – Exchange	$14,268	100%	$13,966	100%
Total investments – Erie Insurance Group	$14,950		$14,669

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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities, therefore the entire amount of the impairment charges is included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Consolidated Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the “Investment Operations” section contained within this report for further information.)  Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $225 million, or 40%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 16%, of the fixed maturity portfolio for the Exchange at March 31, 2015.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $7 million at March 31, 2015, compared to $6 million at December 31, 2014.  At March 31, 2015, the Exchange had net unrealized gains on fixed maturities of $354 million, compared to $303 million at December 31, 2014.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At March 31, 2015
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$3	$3	$4	$10
Communications	0	0	0	15	9	24
Consumer	0	0	8	26	27	61
Energy	0	0	3	0	14	17
Financial	0	2	39	37	7	85
Government-municipal	104	104	16	1	0	225
Industrial	0	0	1	5	8	14
Structured securities(2)	30	23	31	15	1	100
Technology	0	0	0	0	4	4
Utilities	0	0	8	7	1	16
Total – Indemnity	$134	$129	$109	$109	$75	$556
Exchange
Basic materials	$0	$0	$63	$194	$58	$315
Communications	0	0	175	401	131	707
Consumer	0	40	392	818	240	1,490
Diversified	0	0	19	1	4	24
Energy	7	85	154	520	114	880
Financial	0	133	963	1,744	188	3,028
Foreign government	0	5	2	68	7	82
Government-municipal	460	859	160	27	0	1,506
Government sponsored entity	0	4	0	0	0	4
Industrial	0	11	130	273	71	485
Structured securities(2)	41	69	32	35	0	177
Technology	0	48	62	95	34	239
U.S. Treasury	0	6	0	0	0	6
Utilities	0	3	180	338	35	556
Total – Exchange	$508	$1,263	$2,332	$4,514	$882	$9,499

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	March 31, 2015		December 31, 2014
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$1	$0	$1	$0
Financial	7	0	7	0
Funds (1)	0	13	0	13
Utilities	4	0	4	0
Total – Indemnity	$12	$13	$12	$13
Exchange
Basic materials	$0	$91	$0	$88
Communications	6	257	6	278
Consumer	28	970	16	980
Diversified	0	13	0	19
Energy	0	162	0	187
Financial	588	590	587	590
Funds (1)	0	345	0	435
Government	14	0	0	0
Industrial	0	446	0	456
Technology	1	275	1	268
Utilities	101	46	100	62
Total – Exchange	$738	$3,195	$710	$3,363

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $13 million for Indemnity and $99 million for the Exchange at March 31, 2015, and $13 million for Indemnity and $140 million for the Exchange at December 31, 2014. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was $0.7 million at March 31, 2015, compared to an unrealized gain of $0.6 million at December 31, 2014. The unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for the Exchange was $48 million at March 31, 2015, compared to an unrealized gain of $40 million at December 31, 2014.

Our common stocks classified as trading securities are measured at fair value with all changes in fair value reflected in the Consolidated Statements of Operations.

Limited partnerships
In the first quarter of 2015, investments in limited partnerships decreased for both Indemnity and the Exchange from the investment levels at December 31, 2014.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by partnership earnings.  Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the first quarter of 2015 reflect the partnership activity experienced in the fourth quarter of 2014.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At March 31, 2015	At December 31, 2014
Indemnity	(Unaudited)
Private equity	$49	$52
Mezzanine debt	14	14
Real estate	37	47
Total limited partnerships – Indemnity	$100	$113
Exchange
Private equity	$404	$418
Mezzanine debt	172	170
Real estate	239	278
Total limited partnerships – Exchange	$815	$866

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

	Property and Casualty Group
(in millions)	At March 31, 2015	At December 31, 2014
	(Unaudited)
Gross reserve liability(1):
Personal auto	$1,232	$1,245
Automobile massive injury	327	330
Homeowners	332	279
Workers compensation	653	636
Workers compensation massive injury	71	82
Commercial auto	391	388
Commercial multi-peril	697	630
All other lines of business	178	179
Assumed reinsurance	85	84
Gross reserves	3,966	3,853
Less: reinsurance recoverable	143	142
Net reserve liability — Exchange	$3,823	$3,711

(1)
Loss reserves are set at estimated ultimate costs, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $88 million at March 31, 2015 and $89 million at December 31, 2014.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 244 claimants requiring lifetime medical care, of which 96 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $260 million at March 31, 2015, which is net of $138 million of anticipated reinsurance recoverables, compared to $274 million at December 31, 2014, which is net of $138 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the three months ended March 31:

(in millions)	Erie Insurance Group
	2015	2014
Net cash provided by operating activities	$90	$54
Net cash used in investing activities	(155)	(95)
Net cash used in financing activities	(29)	(32)
Net decrease in cash and cash equivalents	$(94)	$(73)

Net cash provided by operating activities totaled $90 million and $54 million for the first three months of 2015 and 2014, respectively.  Increased cash from operating activities for the first three months of 2015 was driven primarily by an increase in premiums collected by the Exchange due to the increase in premiums written. This cash inflow was somewhat offset by higher income taxes paid and commissions and bonuses paid to agents compared to the first three months of 2014.

At March 31, 2015, we recorded a net deferred tax asset of $40 million attributable to Indemnity and a net deferred tax liability of $494 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at March 31, 2015. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $155 million and $95 million for the first three months of 2015 and 2014, respectively.  Investing activities in the first three months of 2015 primarily included increased fixed maturity and common stock purchases, offset somewhat by increased cash generated from common stock and fixed maturity sales compared to the first three months of 2014.  At March 31, 2015, we had contractual commitments to invest up to $493 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $144 million, mezzanine debt securities was $167 million, and real estate activities was $182 million.

For a discussion of net cash used in financing activities, see the following section “Cash flow activities — Indemnity,” for the primary drivers of the financing cash flows related to the Indemnity shareholder interest.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the three months ended March 31:

(in millions)	Indemnity Shareholder Interest
	2015	2014
Net cash used in operating activities	$(15)	$(9)
Net cash provided by investing activities	13	44
Net cash used in financing activities	(32)	(40)
Net decrease in cash and cash equivalents	$(34)	$(5)

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash used in Indemnity’s operating activities totaled $15 million for the first three months of 2015, compared to $9 million for the first three months of 2014.  The increase in cash used in operating activities for the first three months of 2015 was primarily due to increases in commissions and bonuses paid to agents and general operating expenses, offset somewhat by an increase in management fee revenue received compared to the first three months of 2014. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $249 million in the first three months of 2015, compared to $225 million for the first three months of 2014, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity made a $17 million contribution to its pension plan in the first quarter of 2015, compared to $15 million in the first quarter of 2014.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  Indemnity is reimbursed approximately 56% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.

At March 31, 2015, Indemnity recorded a net deferred tax asset of $40 million.  There was no deferred tax valuation allowance recorded at March 31, 2015.

Net cash provided by Indemnity’s investing activities totaled $13 million for the first three months of 2015, compared to $44 million for the first three months of 2014.  Indemnity’s investing activities in the first three months of 2015 primarily included decreased cash generated from fixed maturity and preferred stock calls and maturities, offset somewhat by increased cash generated from fixed maturity and limited partnership sales, compared to the first three months of 2014.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $24 million at March 31, 2015, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $10 million, mezzanine debt securities was $9 million, and real estate activities was $5 million.

Net cash used in Indemnity’s financing activities totaled $32 million for the first three months of 2015, compared to $40 million for the first three months of 2014.  The decrease in cash used in financing activities for the first three months of 2015 was driven by a decrease in the cash outlay for share repurchases, offset somewhat by a slight increase in dividends paid to shareholders.

Indemnity did not repurchase any shares of its Class A nonvoting common stock in conjunction with its stock repurchase program in the first quarter of 2015. In the first three months of 2014, shares repurchased under this program totaled 144,917 at a total cost of $10.2 million, based upon settlement date.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $18 million of repurchase authority remaining under this program at March 31, 2015, based upon trade date.

Additionally, in January 2014, we repurchased 2,800 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $201,411, or $71.93 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in January 2014.

Dividends paid to shareholders totaled $32 million for the first three months of 2015, compared to $30 million dividends paid for the first three months of 2014. Additionally, Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2015, compared to 2014.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

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

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through:
1) Indemnity’s cash and cash equivalents, which total approximately $58 million at March 31, 2015, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $393 million at March 31, 2015.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2015, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of March 31, 2015, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of March 31, 2015. Bonds with a fair value of $113 million were pledged as collateral on the line at March 31, 2015. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  Indemnity was in compliance with its bank covenants at March 31, 2015.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through:
1) the Exchange’s cash and cash equivalents, which total approximately $362 million at March 31, 2015, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $12.2 billion at March 31, 2015.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of March 31, 2015, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of March 31, 2015, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of March 31, 2015.  Bonds with a fair value of $327 million were pledged as collateral on the line at March 31, 2015. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at March 31, 2015.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the three months ended March 31, 2015 and 2014, Indemnity recognized interest income on the note of $0.4 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the three months ended March 31, 2015 and 2014, the Exchange recognized interest income on the note of $0.3 million.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to the property and casualty insurance losses and loss expense reserves, life insurance and annuity policy reserves, investment valuation, deferred acquisition costs related to life insurance and investment-type contracts, deferred taxes, and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2014 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2015.  See Item 1. “Financial Statements - Note 6. Fair Value,” contained within this report for additional information on our valuation of investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2014 are included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2015.

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2015.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. On December 19, 2013, the court granted Indemnity’s motion in part, holding that the Pennsylvania Insurance Holding Company Act “provides the [Pennsylvania Insurance] Department with special competence to address the subject matter of plaintiff’s claims” and referring “all issues” in the Sullivan lawsuit to the Pennsylvania Insurance Department (the “Department”) for “its views and any determination.” The court stayed all further proceedings and reserved decision on all other grounds for dismissal raised by Indemnity. Plaintiffs sought reconsideration of the court’s order, and on January 13, 2014, the court entered a revised order affirming its prior order and clarifying that the Department “shall decide any and all issues within its jurisdiction.” On January 30, 2014, Plaintiffs asked the court to certify its order to permit an immediate appeal to the Superior Court and to stay any proceedings in the Department pending completion of any appeal. On February 18, 2014, the court issued an order denying Plaintiffs’ motion. On March 20, 2014, Plaintiffs filed a petition for review with the Superior Court of Pennsylvania. Indemnity filed an answer to the petition on April 3, 2014. On May 5, 2014, the Superior Court denied Plaintiffs’ petition for review. On April 29, 2015, the Department issued a declaratory opinion and order (1) finding that the transactions between Exchange and Indemnity in which Indemnity retained or received revenue from installment and other service charges from Exchange subscribers complied with applicable insurance laws and regulations and Indemnity properly retained charges paid by Exchange policyholders for certain installment premium payment plans, dishonored payments, policy cancellations and policy reinstatements and (2) returning jurisdiction for the matter to the Fayette County Court of Common Pleas.
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
As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself. Indemnity filed a motion to intervene as a Party Defendant in the Beltz lawsuit in July 2013, and the Directors filed a motion to dismiss the lawsuit in August 2013. On February 10, 2014, the court entered an order granting Indemnity’s motion to intervene and permitting Indemnity to join the Directors’ motion to dismiss; granting in part the Directors’ motion to dismiss; referring the matter to the Department to decide any and all issues within its jurisdiction; denying all other relief sought in the Directors’ motion as moot; and dismissing the case without prejudice. To avoid duplicative proceedings and expedite the Department’s review, the Parties have stipulated that only the Sullivan action will proceed before the Department and any final and non-appealable determinations made by the Department in the Sullivan action will be applied to the Beltz action. On March 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Indemnity filed a motion to dismiss the appeal on March 26, 2014. On November 17, 2014, the Third Circuit deferred ruling on Indemnity’s motion to dismiss the appeal and instructed the parties to address that motion, as well as the merits of Plaintiffs’ appeal, in the parties’ briefing. Plaintiffs filed their Opening Brief on January 12, 2015. Defendants responsive Brief was filed on March 3, 2015. Plaintiffs Reply Brief was filed on April 2, 2015. Argument has been tentatively scheduled for June 9, 2015.
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

West Virginia Lawsuit Against EFL
EFL has been named in a lawsuit filed by the State Treasurer of West Virginia. The Complaint alleges that EFL has failed to comply with the West Virginia Uniform Unclaimed Property Act. EFL filed a motion to dismiss and a favorable decision was rendered in December 2013 with the Court dismissing the Complaint with prejudice. The State Treasurer appealed the dismissal of the lawsuit in January 2014. Briefing was completed in the fall of 2014. The West Virginia Supreme Court heard oral argument in the case on April 8, 2015.

For additional information on contingencies, see Part I, Item 1. “Financial Statements - Note 14. Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of Indemnity’s Class A common stock during the quarter ending March 31, 2015. We had approximately $18 million of repurchase authority remaining under this program at March 31, 2015.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	First Amendment to Erie Indemnity Company Long-Term Incentive Plan (As Amended and Restated Effective as of January 1, 2014), dated March 25, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	April 30, 2015	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO