Form 10-Q
period 2015-06-30
ERIE INDEMNITY CO
filed 2015-07-30
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at July 17, 2015.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at July 17, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Premiums earned	$1,434	$1,319	$2,836	$2,607
Net investment income	127	111	240	220
Net realized investment (losses) gains	(7)	133	49	189
Net impairment losses recognized in earnings	(2)	0	(4)	0
Equity in earnings of limited partnerships	72	27	100	77
Other income	8	8	16	16
Total revenues	1,632	1,598	3,237	3,109
Benefits and expenses
Insurance losses and loss expenses	976	1,126	2,036	2,160
Policy acquisition and underwriting expenses	361	325	709	646
Total benefits and expenses	1,337	1,451	2,745	2,806
Income from operations before income taxes and noncontrolling interest	295	147	492	303
Provision for income taxes	98	44	159	91
Net income	$197	$103	$333	$212

Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	141	54	238	117

Net income attributable to Indemnity	$56	$49	$95	$95

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$1.21	$1.05	$2.04	$2.04
Class A common stock – diluted	$1.07	$0.94	$1.81	$1.82
Class B common stock – basic	$181	$158	$306	$307
Class B common stock – diluted	$180	$158	$305	$307

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,189,068	46,214,153	46,189,068	46,307,659
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,562,514	52,411,414	52,598,633	52,504,920
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.6810	$0.6350	$1.3620	$1.2700
Class B common stock	$102.1500	$95.2500	$204.3000	$190.5000

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 15. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$197	$103	$333	$212

Other comprehensive (loss) income
Change in unrealized holding (losses) gains on available-for-sale securities, net of tax benefit (expense) of $73, $(37), $45 and $(80), respectively	(136)	68	(83)	148
Reclassification adjustment for gross gains included in net income, net of tax benefit of $2, $2, $4 and $7, respectively	(4)	(3)	(7)	(11)
Other comprehensive (loss) income	(140)	65	(90)	137

Comprehensive income	$57	$168	$243	$349
Less: Comprehensive income attributable to noncontrolling interest in consolidated entity – Exchange	3	118	150	250
Total comprehensive income – Indemnity	$54	$50	$93	$99

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $553 and $555, respectively)	$561	$564
Equity securities (cost of $22 and $24, respectively)	22	25
Limited partnerships (cost of $85 and $89, respectively)	101	113
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $9,040 and $8,540, respectively)	9,372	9,007
Equity securities (cost of $766 and $788, respectively)	817	850
Trading securities, at fair value (cost of $2,319 and $2,289, respectively)	3,144	3,223
Limited partnerships (cost of $676 and $694, respectively)	842	866
Other invested assets	21	20
Total investments	14,881	14,669

Cash and cash equivalents (Exchange portion of $344 and $422, respectively)	421	514
Premiums receivable from policyholders – Exchange	1,384	1,281
Reinsurance recoverable – Exchange	162	161
Deferred income taxes – Indemnity	44	37
Deferred acquisition costs – Exchange	635	595
Other assets (Exchange portion of $419 and $374, respectively)	542	501
Total assets	$18,069	$17,758

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$589	$611
Exchange liabilities
Losses and loss expense reserves	3,963	3,853
Life policy and deposit contract reserves	1,837	1,812
Unearned premiums	3,007	2,834
Deferred income taxes	413	490
Other liabilities	98	175
Total liabilities	9,907	9,775

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(120)	(118)
Retained earnings	1,980	1,949
Total contributed capital and retained earnings	1,878	1,849
Treasury stock, at cost, 22,110,132 shares held	(1,146)	(1,146)
Total Indemnity shareholders’ equity	732	703

Noncontrolling interest in consolidated entity – Exchange	7,430	7,280
Total equity	8,162	7,983
Total liabilities, shareholders’ equity, and noncontrolling interest	$18,069	$17,758

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Premiums collected	$2,906	$2,679
Net investment income received	262	235
Limited partnership distributions	74	64
Service agreement fee received	15	15
Commissions and bonuses paid to agents	(436)	(397)
Losses paid	(1,613)	(1,630)
Loss expenses paid	(257)	(251)
Other underwriting and acquisition costs paid	(392)	(372)
Income taxes paid	(248)	(98)
Net cash provided by operating activities	311	245

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(1,607)	(1,090)
Preferred stock	(125)	(168)
Common stock	(565)	(550)
Limited partnerships	(63)	(46)
Sales/maturities of investments:
Fixed maturity sales	625	371
Fixed maturity calls/maturities	469	413
Preferred stock	112	119
Common stock	713	565
Sale of and returns on limited partnerships	118	70
Net purchase of property and equipment	(26)	(17)
Net collections on agent loans	0	1
Net distributions on life policy loans	(1)	0
Net cash used in investing activities	(350)	(332)

Cash flows from financing activities
Annuity deposits and interest	40	45
Annuity surrenders and withdrawals	(42)	(39)
Universal life deposits and interest	17	14
Universal life surrenders	(6)	(6)
Purchase of treasury stock	0	(20)
Dividends paid to shareholders	(63)	(59)
Net cash used in financing activities	(54)	(65)

Net decrease in cash and cash equivalents	(93)	(152)
Cash and cash equivalents at beginning of period	514	452
Cash and cash equivalents at end of period	$421	$300

See accompanying notes to Consolidated Financial Statements. See Note 15. “Indemnity Supplemental Information,” for supplemental cash flow information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Nature of Operations

Erie Indemnity Company (“Indemnity”) is a publicly held Pennsylvania business corporation that has since its incorporation in 1925 served as the attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange (“Exchange”).  The Exchange, which also commenced business in 1925, is a Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance.

Indemnity’s primary function, as attorney-in-fact, is to perform certain services for the Exchange relating to the sales, underwriting and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints Indemnity as their common attorney-in-fact to transact certain business on their behalf and to manage the affairs of the Exchange.  Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, Indemnity earns a management fee calculated as a percentage of the direct premiums written by the Exchange and the other members of the Property and Casualty Group (defined below), which are assumed by the Exchange under an intercompany pooling arrangement.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods have been included.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015.

Principles of consolidation
We consolidate the Exchange as a variable interest entity for which Indemnity is the primary beneficiary under Accounting Standards Codification ("ASC 810"), Consolidation which was adopted January 1, 2010.  All intercompany accounts and transactions have been eliminated in consolidation.  The required presentation of noncontrolling interests is reflected in the consolidated financial statements.  Noncontrolling interests represent the ownership interests of the Exchange, all of which are held by parties other than Indemnity (i.e. the Exchange’s subscribers (policyholders)).  Noncontrolling interests also include the Exchange subscribers’ ownership interest in EFL.

Presentation of assets and liabilities – While the assets of the Exchange are presented separately in the Consolidated Statements of Financial Position, the Exchange’s assets can only be used to satisfy the Exchange’s liabilities or for other unrestricted activities.  ASC 810 does not require separate presentation of the Exchange’s assets; however, because the shareholders of Indemnity have no rights to the assets of the Exchange and, conversely, the Exchange has no rights to the assets of Indemnity, we have presented the invested assets of the Exchange separately on the Consolidated Statements of Financial Position along with the remaining consolidated assets reflecting the Exchange’s portion parenthetically.  Liabilities are required under ASC 810, to be presented separately for the Exchange on the Consolidated Statements of Financial Position as the Exchange’s creditors do not have recourse to the general credit of Indemnity.

Rights of shareholders of Indemnity and subscribers (policyholders) of the Exchange – The shareholders of Indemnity, through the management fee, have a controlling financial interest as defined in ASC 810 in the Exchange; however, they have no other rights to or obligations arising from assets and liabilities of the Exchange.  The shareholders of Indemnity own its equity but have no rights or interest in the Exchange’s (noncontrolling interest) income or equity.  The noncontrolling interest equity represents the Exchange’s equity held for the interest of its subscribers (policyholders), who have no rights or interest in the Indemnity shareholder interest income or equity.

All intercompany assets, liabilities, revenues, and expenses between Indemnity and the Exchange have been eliminated in the Consolidated Financial Statements.

Recently issued accounting standards
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Consolidation", which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships are variable interest entities and the consolidation analysis of reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities are subject to reevaluation under this revised consolidation model. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating this new guidance and we will determine its impact on our consolidated financial statements by the end of the year. It is possible that Indemnity would no longer be required to consolidate the results of the Exchange upon adoption of the new guidance.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement", which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and limits the disclosure requirements.  ASU 2015-07 is effective for annual and interim periods beginning after December 15, 2015.  Early adoption is permitted.  We expect to implement these amended disclosure requirements at December 31, 2015.

In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance", which requires additional disclosures about the liability for losses and loss adjustment expenses, including incurred and paid claims development activity and reconciliations of that information to the financial statements.  ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016.  Early adoption is permitted.  We expect to include the applicable disclosures as required.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended June 30,
	2015			2014
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$56	46,189,068	$1.21	$49	46,214,153	$1.05
Dilutive effect of stock-based awards	0	272,646	—	0	96,461	—
Assumed conversion of Class B shares	0	6,100,800	—	0	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$56	52,562,514	$1.07	$49	52,411,414	$0.94
Class B – Basic EPS:
Income available to Class B stockholders	$0	2,542	$181	$0	2,542	$158
Class B – Diluted EPS:
Income available to Class B stockholders	$0	2,542	$180	$0	2,542	$158

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Six months ended June 30,
	2015			2014
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$94	46,189,068	$2.04	$94	46,307,659	$2.04
Dilutive effect of stock-based awards	0	308,765	—	0	96,461	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$95	52,598,633	$1.81	$95	52,504,920	$1.82
Class B – Basic EPS:
Income available to Class B stockholders	$1	2,542	$306	$1	2,542	$307
Class B – Diluted EPS:
Income available to Class B stockholders	$1	2,542	$305	$1	2,542	$307

Note 4.  Variable Interest Entity

Erie Insurance Exchange
The Exchange is a reciprocal insurance exchange domiciled in Pennsylvania, for which Indemnity serves as attorney-in-fact.  Indemnity holds a variable interest in the Exchange due to the absence of decision-making capabilities by the equity owners (subscribers/policyholders) of the Exchange and due to the significance of the management fee the Exchange pays to Indemnity as its decision maker.  Therefore as defined in ASC 810, Indemnity is deemed to have a controlling financial interest in the Exchange and is considered to be its primary beneficiary.

Under ASC 810, consolidation of the Exchange’s financial results is required given the significance of the management fee to the Exchange and because Indemnity has the power to direct the activities of the Exchange that most significantly impact the Exchange’s economic performance.  The Exchange’s anticipated economic performance is the product of its underwriting results combined with its investment results.  The fees paid to Indemnity under the subscriber’s agreement impact the anticipated economic performance attributable to the Exchange’s results.  Indemnity earns a management fee from the Exchange for the services it provides as attorney-in-fact.  Indemnity’s management fee revenues are based upon all premiums written or assumed by the Exchange.  Indemnity’s Board of Directors determines the management fee rate to be paid by the Exchange to Indemnity.  This rate cannot exceed 25% of the direct and assumed written premiums of the Exchange, as defined by the subscriber’s agreement signed by each policyholder.  Management fee revenues and management fee expenses are eliminated upon consolidation.

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At June 30, 2015, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

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

Management operations
Our management operations segment consists of Indemnity serving as attorney-in-fact for the Exchange.  Indemnity operates in this capacity solely for the Exchange.  We evaluate profitability of our management operations segment principally on the gross margin from management operations.  Indemnity earns a management fee from the Exchange for providing certain sales, underwriting, and policy issuance services.  Management fee revenue, which is eliminated upon consolidation, is calculated as a percentage not to exceed 25% of all the direct premiums written by the Exchange and the other members of the Property and Casualty Group, which are assumed by the Exchange under an intercompany pooling arrangement.  The Property and Casualty Group issues policies with annual terms only.  Management fees are recorded upon policy issuance or renewal, as substantially all of the services required to be performed by Indemnity have been satisfied at that time.  Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.  Although these management fee revenues and expenses are eliminated upon consolidation, the amount of the fee directly impacts the allocation of our consolidated net income between the noncontrolling interest, which bears the management fee expense and represents the interests of the Exchange subscribers (policyholders), and Indemnity’s interest, which earns the management fee revenue and represents the Indemnity shareholder interest in net income.

Property and casualty insurance operations
Our property and casualty insurance operations segment includes personal and commercial lines.  Personal lines consist primarily of private passenger auto and homeowners and are marketed to individuals.  Commercial lines consist primarily of commercial multi-peril, commercial auto, and workers compensation and are marketed to small- and medium-sized businesses.  Our property and casualty policies are sold by independent agents.  Our property and casualty insurance underwriting operations are conducted through the Exchange and its subsidiaries and include assumed involuntary and ceded reinsurance business and run-off activity of the previously assumed voluntary reinsurance business.  We evaluate profitability of the property and casualty insurance operations principally based upon net underwriting results represented by the combined ratio.

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the second quarters of 2015 and 2014, investment activities on life insurance related assets generated revenues of $25 million and
$24 million, respectively, resulting in EFL reporting income before income taxes of $13 million and $10 million, respectively, before intercompany eliminations. For the six months ended June 30, 2015 and 2014, investment activities on life insurance related assets generated revenues of $50 million and $53 million, respectively, resulting in EFL reporting income before income taxes of $23 million for both periods, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended June 30, 2015
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,412	$22		$0	$1,434
Net investment income				$130	(3)	127
Net realized investment losses				(7)		(7)
Net impairment losses recognized in earnings				(2)		(2)
Equity in earnings of limited partnerships				72		72
Management fee revenue	$395				(395)	—
Service agreement and other revenue	7		1			8
Total revenues	402	1,412	23	193	(398)	1,632
Cost of management operations	332				(332)	—
Insurance losses and loss expenses		952	25		(1)	976
Policy acquisition and underwriting expenses		416	10		(65)	361
Total benefits and expenses	332	1,368	35	—	(398)	1,337
Income (loss) before income taxes	70	44	(12)	193	—	295
Provision for income taxes	24	16	(4)	62	—	98
Net income (loss)	$46	$28	$(8)	$131	$—	$197

	Erie Insurance Group
(in millions)	Three months ended June 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,298	$22		$(1)	$1,319
Net investment income				$116	(5)	111
Net realized investment gains				133		133
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				27		27
Management fee revenue	$366				(366)	—
Service agreement and other revenue	8		0			8
Total revenues	374	1,298	22	276	(372)	1,598
Cost of management operations	306				(306)	—
Insurance losses and loss expenses		1,101	27		(2)	1,126
Policy acquisition and underwriting expenses		380	9		(64)	325
Total benefits and expenses	306	1,481	36	—	(372)	1,451
Income (loss) before income taxes	68	(183)	(14)	276	—	147
Provision for income taxes	24	(64)	(5)	89	—	44
Net income (loss)	$44	$(119)	$(9)	$187	$—	$103

	Erie Insurance Group
(in millions)	Six months ended June 30, 2015
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,792	$44		$0	$2,836
Net investment income				$246	(6)	240
Net realized investment gains				49		49
Net impairment losses recognized in earnings				(4)		(4)
Equity in earnings of limited partnerships				100		100
Management fee revenue	$738				(738)	—
Service agreement and other revenue	15		1			16
Total revenues	753	2,792	45	391	(744)	3,237
Cost of management operations	630				(630)	—
Insurance losses and loss expenses		1,985	53		(2)	2,036
Policy acquisition and underwriting expenses		802	19		(112)	709
Total benefits and expenses	630	2,787	72	—	(744)	2,745
Income (loss) before income taxes	123	5	(27)	391	—	492
Provision for income taxes	43	2	(9)	123	—	159
Net income (loss)	$80	$3	$(18)	$268	$—	$333

	Erie Insurance Group
(in millions)	Six months ended June 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$2,566	$42		$(1)	$2,607
Net investment income				$228	(8)	220
Net realized investment gains				189		189
Net impairment losses recognized in earnings				0		0
Equity in earnings of limited partnerships				77		77
Management fee revenue	$685				(685)	—
Service agreement and other revenue	15		1			16
Total revenues	700	2,566	43	494	(694)	3,109
Cost of management operations	574				(574)	—
Insurance losses and loss expenses		2,108	55		(3)	2,160
Policy acquisition and underwriting expenses		745	18		(117)	646
Total benefits and expenses	574	2,853	73	—	(694)	2,806
Income (loss) before income taxes	126	(287)	(30)	494	—	303
Provision for income taxes	44	(100)	(11)	158	—	91
Net income (loss)	$82	$(187)	$(19)	$336	$—	$212

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at June 30, 2015:

	Erie Insurance Group
	June 30, 2015
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$225	$0	$225	$0
Corporate debt securities	235	0	235	0
Residential mortgage-backed securities	9	0	9	0
Commercial mortgage-backed securities	49	0	49	0
Collateralized debt obligations	38	0	37	1
Other debt securities	5	0	5	0
Total fixed maturities	561	0	560	1
Nonredeemable preferred stock	10	1	9	0
Common stock	12	12	0	0
Total available-for-sale securities	583	13	569	1
Other investments (1)	6	0	0	6
Total – Indemnity	$589	$13	$569	$7
Exchange
Available-for-sale securities:
U.S. treasury	$7	$0	$7	$0
Government sponsored enterprises	4	0	4	0
States & political subdivisions	1,492	0	1,492	0
Foreign government securities	83	0	83	0
Corporate debt securities	7,622	0	7,548	74
Residential mortgage-backed securities	34	0	34	0
Commercial mortgage-backed securities	29	0	29	0
Collateralized debt obligations	11	0	11	0
Other debt securities	90	0	79	11
Total fixed maturities	9,372	0	9,287	85
Nonredeemable preferred stock	721	359	361	1
Common stock	96	96	0	0
Total available-for-sale securities	10,189	455	9,648	86
Trading securities:
Common stock	3,144	3,131	0	13
Total trading securities	3,144	3,131	0	13
Other investments (1)	53	0	0	53
Total – Exchange	$13,386	$3,586	$9,648	$152
Total – Erie Insurance Group	$13,975	$3,599	$10,217	$159

% of total assets at fair value	100.0%	25.8%	73.1%	1.1%

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of June 30, 2015. During the six months ended June 30, 2015, Indemnity made no contributions and received distributions totaling $0.9 million, and the Exchange made no contributions and received distributions totaling $21.2 million for these investments. As of June 30, 2015, the amount of unfunded commitments related to the investments was $0.6 million for Indemnity and $1.7 million for the Exchange.

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at March 31, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2015
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0
Collateralized debt obligations	0	0	0	1	0	0	1
Total fixed maturities	0	0	0	1	0	0	1
Total available-for-sale securities	0	0	0	1	0	0	1
Other investments	7	(1)	0	0	0	0	6
Total Level 3 assets – Indemnity	$7	$(1)	$0	$1	$0	$0	$7
Exchange
Available-for-sale securities:
Corporate debt securities	$80	$0	$(6)	$24	$0	$(24)	$74
Other debt securities	9	0	0	0	0	2	11
Total fixed maturities	89	0	(6)	24	0	(22)	85
Nonredeemable preferred stock	1	0	0	0	0	0	1
Total available-for-sale securities	90	0	(6)	24	0	(22)	86
Trading securities:
Common stock	15	(2)	0	0	0	0	13
Total trading securities	15	(2)	0	0	0	0	13
Other investments	51	2	0	0	0	0	53
Total Level 3 assets – Exchange	$156	$0	$(6)	$24	$0	$(22)	$152
Total Level 3 assets – Erie Insurance Group	$163	$(1)	$(6)	$25	$0	$(22)	$159

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $2 million of net realized losses included in net realized investment (losses) gains and $1 million included in equity in earnings of limited partnerships for the three months ended June 30, 2015 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For Indemnity, there were no transfers between Level 1 and Level 2 or from Level 2 to Level 3 for the three months ended June 30, 2015. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding due to the use of observable market data to determine the fair value at June 30, 2015.

For the Exchange, there were no transfers between Level 1 and Level 2 for the three months ended June 30, 2015. Level 2 to Level 3 transfers totaled $2 million for one fixed maturity holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $24 million for five fixed maturity holdings due to the use of observable market data to determine the fair value at June 30, 2015.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2015
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0
Collateralized debt obligations	0	0	0	1	0	0	1
Total fixed maturities	0	0	0	1	0	0	1
Total available-for-sale securities	0	0	0	1	0	0	1
Other investments	8	(1)	0	0	(1)	0	6
Total Level 3 assets – Indemnity	$8	$(1)	$0	$1	$(1)	$0	$7
Exchange
Available-for-sale securities:
Corporate debt securities	$87	$0	$(5)	$27	$(2)	$(33)	$74
Other debt securities	12	0	0	0	0	(1)	11
Total fixed maturities	99	0	(5)	27	(2)	(34)	85
Nonredeemable preferred stock	1	0	0	0	0	0	1
Total available-for-sale securities	100	0	(5)	27	(2)	(34)	86
Trading securities:
Common stock	15	(2)	0	0	0	0	13
Total trading securities	15	(2)	0	0	0	0	13
Other investments	71	3	0	0	(21)	0	53
Total Level 3 assets – Exchange	$186	$1	$(5)	$27	$(23)	$(34)	$152
Total Level 3 assets – Erie Insurance Group	$194	$0	$(5)	$28	$(24)	$(34)	$159

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $2 million of losses included in net realized investment (losses) gains and $2 million included in equity in earnings of limited partnerships for the six months ended June 30, 2015 on Level 3 securities.

For Indemnity, there were no transfers between Level 1 and Level 2 or from Level 2 to Level 3 for the six months ended June 30, 2015. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding as a result of using observable market data to determine the fair value at June 30, 2015.

For the Exchange, there were no Level 1 to Level 2 transfers, and Level 2 to Level 1 transfers totaled $22 million due to trading activity levels for two preferred stock holdings for the six months ended June 30, 2015. Level 2 to Level 3 transfers totaled $2 million for three fixed maturity holdings due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $36 million for seven fixed maturity holdings due to the use of observable inputs to determine the fair value at June 30, 2015.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at March 31, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	0	0	0	0	0	0	0
Total fixed maturities	1	0	0	0	0	0	1
Total available-for-sale securities	1	0	0	0	0	0	1
Other investments	18	1	0	0	(1)	0	18
Total Level 3 assets – Indemnity	$19	$1	$0	$0	$(1)	$0	$19
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$0	$0	$(1)	$0	$25
Collateralized debt obligations	0	0	0	0	0	0	0
Total fixed maturities	26	0	0	0	(1)	0	25
Nonredeemable preferred stock	1	0	0	0	0	0	1
Total available-for-sale securities	27	0	0	0	(1)	0	26
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	6	0	0	(2)	0	102
Total Level 3 assets – Exchange	$140	$6	$0	$0	$(3)	$0	$143
Total Level 3 assets – Erie Insurance Group	$159	$7	$0	$0	$(4)	$0	$162

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

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Collateralized debt obligations	1	0	0	0	(1)	0	0
Total fixed maturities	2	0	0	0	(1)	0	1
Total available-for-sale securities	2	0	0	0	(1)	0	1
Other investments	18	2	0	0	(2)	0	18
Total Level 3 assets – Indemnity	$20	$2	$0	$0	$(3)	$0	$19
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$0	$0	$(1)	$0	$25
Collateralized debt obligations	5	1	(1)	0	(3)	(2)	0
Total fixed maturities	31	1	(1)	0	(4)	(2)	25
Nonredeemable preferred stock	0	0	0	1	0	0	1
Total available-for-sale securities	31	1	(1)	1	(4)	(2)	26
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	11	0	0	(7)	0	102
Total Level 3 assets – Exchange	$144	$12	$(1)	$1	$(11)	$(2)	$143
Total Level 3 assets – Erie Insurance Group	$164	$14	$(1)	$1	$(14)	$(2)	$162

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

When a non-binding broker quote was the only input available, it was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $1 million for Indemnity and $78 million for the Exchange at June 30, 2015, and $92 million for the Exchange at December 31, 2014.

Other investments represent certain limited partnerships that are recorded at fair value based upon net asset value (NAV) provided by the general partner. Due to the nature of these investments, the NAV was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $6 million for Indemnity and $53 million for the Exchange at June 30, 2015, and $8 million for Indemnity and $71 million for the Exchange at December 31, 2014.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	June 30, 2015
(dollars in millions)	Fair value	Valuation techniques	Unobservable input	Range	Weighted average
Exchange
Corporate debt securities (1)	$7	Market approach	Comparable transaction EBITDA multiples	8.0x	8.0x
			Comparable security yield	6%	6%
Nonredeemable preferred stock (2)	1	Market approach	Held at cost
Common stock (1)	13	Market approach	Comparable transaction EBITDA multiples	8.0x	8.0x
			Discount for lack of marketability	10%	10%

	December 31, 2014
(dollars in millions)	Fair value	Valuation techniques	Unobservable input	Range	Weighted average
Exchange
Corporate debt securities (1)	$7	Market approach	Comparable transaction EBITDA multiples	8.0x	8.0x
			Comparable security yield	6%	6%
Nonredeemable preferred stock (2)	1	Market approach	Held at cost
Common stock (1)	15	Market approach	Comparable transaction EBITDA multiples	8.0x	8.0x
			Discount for lack of marketability	10%	10%

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

(2)	Nonredeemable preferred stock - Represents a private security where cost was determined to be the best estimate of fair value.

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at June 30, 2015:

	Erie Insurance Group
(in millions)	June 30, 2015
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$560	$0	$560	$0
Priced via market comparables/broker quotes (1)	1	0	0	1
Total fixed maturities	561	0	560	1
Nonredeemable preferred stock:
Priced via pricing services	8	1	7	0
Priced via market comparables/broker quotes (1)	2	0	2	0
Total nonredeemable preferred stock	10	1	9	0
Common stock:
Priced via pricing services	12	12	0	0
Total common stock	12	12	0	0
Other investments:
Priced via unobservable inputs (2)	6	0	0	6
Total other investments	6	0	0	6
Total – Indemnity	$589	$13	$569	$7
Exchange
Fixed maturities:
Priced via pricing services	$9,273	$0	$9,262	$11
Priced via market comparables/broker quotes (1)	92	0	25	67
Priced via internal modeling	7	0	0	7
Total fixed maturities	9,372	0	9,287	85
Nonredeemable preferred stock:
Priced via pricing services	711	359	352	0
Priced via market comparables/broker quotes (1)	9	0	9	0
Priced via internal modeling	1	0	0	1
Total nonredeemable preferred stock	721	359	361	1
Common stock:
Priced via pricing services	3,227	3,227	0	0
Priced via internal modeling	13	0	0	13
Total common stock	3,240	3,227	0	13
Other investments:
Priced via unobservable inputs (2)	53	0	0	53
Total other investments	53	0	0	53
Total – Exchange	$13,386	$3,586	$9,648	$152
Total – Erie Insurance Group	$13,975	$3,599	$10,217	$159

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2015.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at June 30, 2015:

	Erie Insurance Group
	June 30, 2015
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$215	$10	$0	$225
Corporate debt securities	236	1	2	235
Residential mortgage-backed securities	9	0	0	9
Commercial mortgage-backed securities	50	0	1	49
Collateralized debt obligations	38	0	0	38
Other debt securities	5	0	0	5
Total fixed maturities	553	11	3	561
Nonredeemable preferred stock	9	1	0	10
Common stock	13	0	1	12
Total available-for-sale securities – Indemnity	$575	$12	$4	$583
Exchange
Available-for-sale securities:
U.S. treasury	$7	$0	$0	$7
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,427	67	2	1,492
Foreign government securities	85	0	2	83
Corporate debt securities	7,362	322	62	7,622
Residential mortgage-backed securities	34	1	1	34
Commercial mortgage-backed securities	28	1	0	29
Collateralized debt obligations	6	5	0	11
Other debt securities	88	2	0	90
Total fixed maturities	9,040	399	67	9,372
Nonredeemable preferred stock	670	54	3	721
Common stock	96	1	1	96
Total available-for-sale securities – Exchange	$9,806	$454	$71	$10,189
Total available-for-sale securities – Erie Insurance Group	$10,381	$466	$75	$10,772

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2014:

	Erie Insurance Group
	December 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$219	$12	$0	$231
Corporate debt securities	236	1	3	234
Residential mortgage-backed securities	8	0	0	8
Commercial mortgage-backed securities	52	0	1	51
Collateralized debt obligations	33	0	0	33
Other debt securities	7	0	0	7
Total fixed maturities	555	13	4	564
Nonredeemable preferred stock	11	1	0	12
Common stock	13	0	0	13
Total available-for-sale securities – Indemnity	$579	$14	$4	$589
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$0	$6
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,394	84	1	1,477
Foreign government securities	10	0	0	10
Corporate debt securities	6,918	405	34	7,289
Residential mortgage-backed securities	109	3	1	111
Commercial mortgage-backed securities	28	2	0	30
Collateralized debt obligations	6	5	0	11
Other debt securities	66	3	0	69
Total fixed maturities	8,540	503	36	9,007
Nonredeemable preferred stock	650	64	4	710
Common stock	138	3	1	140
Total available-for-sale securities – Exchange	$9,328	$570	$41	$9,857
Total available-for-sale securities – Erie Insurance Group	$9,907	$584	$45	$10,446

The amortized cost and estimated fair value of fixed maturities at June 30, 2015 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	June 30, 2015
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$70	$70
Due after one year through five years	236	237
Due after five years through ten years	150	154
Due after ten years	97	100
Total fixed maturities – Indemnity	$553	$561
Exchange
Due in one year or less	$425	$432
Due after one year through five years	3,270	3,437
Due after five years through ten years	3,842	3,932
Due after ten years	1,503	1,571
Total fixed maturities – Exchange	$9,040	$9,372
Total fixed maturities – Erie Insurance Group	$9,593	$9,933

Available-for-sale securities in a gross unrealized loss position at June 30, 2015 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	June 30, 2015
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$17	$0	$0	$0	$17	$0	8
Corporate debt securities	123	1	16	1	139	2	248
Residential mortgage-backed securities	4	0	0	0	4	0	4
Commercial mortgage-backed securities	35	1	0	0	35	1	23
Collateralized debt obligations	16	0	0	0	16	0	8
Other debt securities	3	0	0	0	3	0	2
Total fixed maturities	198	2	16	1	214	3	293
Nonredeemable preferred stock	4	0	0	0	4	0	2
Common stock	12	1	0	0	12	1	1
Total available-for-sale securities – Indemnity	$214	$3	$16	$1	$230	$4	296
Quality breakdown of fixed maturities:
Investment grade	$153	$1	$0	$0	$153	$1	71
Non-investment grade	45	1	16	1	61	2	222
Total fixed maturities – Indemnity	$198	$2	$16	$1	$214	$3	293
Exchange
Available-for-sale securities:
U.S. treasury	$2	$0	$0	$0	$2	$0	4
States & political subdivisions	202	2	12	0	214	2	59
Foreign government securities	56	2	0	0	56	2	34
Corporate debt securities	2,042	55	100	7	2,142	62	855
Residential mortgage-backed securities	4	0	10	1	14	1	4
Commercial mortgage-backed securities	0	0	1	0	1	0	1
Other debt securities	33	0	7	0	40	0	7
Total fixed maturities	2,339	59	130	8	2,469	67	964
Nonredeemable preferred stock	122	2	22	1	144	3	25
Common stock	31	1	0	0	31	1	1
Total available-for-sale securities – Exchange	$2,492	$62	$152	$9	$2,644	$71	990
Quality breakdown of fixed maturities:
Investment grade	$1,893	$45	$66	$2	$1,959	$47	487
Non-investment grade	446	14	64	6	510	20	477
Total fixed maturities – Exchange	$2,339	$59	$130	$8	$2,469	$67	964

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Indemnity
Fixed maturities	$4	$3	$8	$6
Equity securities	0	0	0	1
Cash equivalents and other	1	1	1	1
Total investment income	5	4	9	8
Less: investment expenses	0	0	0	0
Investment income, net of expenses – Indemnity	$5	$4	$9	$8
Exchange
Fixed maturities	$96	$85	$190	$171
Equity securities	36	30	62	59
Cash equivalents and other	0	1	1	1
Total investment income	132	116	253	231
Less: investment expenses	10	9	22	19
Investment income, net of expenses – Exchange	$122	$107	$231	$212
Investment income, net of expenses – Erie Insurance Group	$127	$111	$240	$220

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$0	$0	$0
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	0
Equity securities:
Gross realized gains	0	0	0	1
Gross realized losses	0	0	0	0
Net realized gains	0	0	0	1
Net realized investment gains – Indemnity	$0	$0	$0	$1
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$7	$4	$13	$10
Gross realized losses	(4)	0	(8)	(1)
Net realized gains	3	4	5	9
Equity securities:
Gross realized gains	6	2	11	10
Gross realized losses	(1)	(1)	(1)	(2)
Net realized gains	5	1	10	8
Trading securities:
Common stock:
Gross realized gains	49	52	166	122
Gross realized losses	(11)	(7)	(23)	(10)
(Decreases) increases in fair value(1)	(53)	83	(109)	59
Net realized (losses) gains	(15)	128	34	171
Net realized investment (losses) gains – Exchange	$(7)	$133	$49	$188
Net realized investment (losses) gains – Erie Insurance Group	$(7)	$133	$49	$189

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
Net impairment losses recorded in earnings for Indemnity were less than $0.1 million for the second quarter, and $0.2 million for the six months ended June 30, 2015, compared to $0.1 million for both the second quarter and six months ended June 30, 2014. Net impairment losses recorded in earnings for the Exchange were $2 million for the second quarter, and $4 million for the six months ended June 30, 2015, compared to $0.1 million for the second quarter and $0.3 million for the six months ended June 30, 2014.

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through June 30, 2015 are comprised of partnership financial results for the fourth quarter of 2014 and the first quarter of 2015.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2015.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in millions)	Erie Insurance Group
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$12	$2	$14	$7
Change in fair value of limited partnerships accounted for under the fair value option	(1)	1	(1)	2
Equity in earnings of limited partnerships – Indemnity	$11	$3	$13	$9
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$59	$18	$84	$57
Change in fair value of limited partnerships accounted for under the fair value option	2	6	3	11
Equity in earnings of limited partnerships – Exchange	$61	$24	$87	$68
Equity in earnings of limited partnerships – Erie Insurance Group	$72	$27	$100	$77

We have provided summarized financial information in the following tables for the six months ended June 30, 2015 and for the year ended December 31, 2014.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how we evaluate these investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through June 30, 2015 include partnership financial results for the fourth quarter of 2014 and the first quarter of 2015.

	Erie Insurance Group
	As of and for the six months ended June 30, 2015
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	24	$29	$(1)	$1
Greater than or equal to 10% but less than 50%	3	25	9	1
Total private equity	27	54	8	2
Mezzanine debt:
Less than 10%	11	8	0	1
Greater than or equal to 10% but less than 50%	3	5	0	0
Greater than 50%	1	0	0	0
Total mezzanine debt	15	13	0	1
Real estate:
Less than 10%	11	23	(11)	11
Greater than or equal to 10% but less than 50%	2	4	(6)	6
Greater than 50%	2	7	2	0
Total real estate	15	34	(15)	17
Total limited partnerships – Indemnity	57	$101	$(7)	$20
Exchange
Private equity:
Less than 10%	43	$333	$0	$22
Greater than or equal to 10% but less than 50%	3	104	37	3
Total private equity	46	437	37	25
Mezzanine debt:
Less than 10%	22	114	(4)	10
Greater than or equal to 10% but less than 50%	4	25	0	2
Greater than 50%	3	27	1	1
Total mezzanine debt	29	166	(3)	13
Real estate:
Less than 10%	26	169	(29)	32
Greater than or equal to 10% but less than 50%	4	45	(16)	18
Greater than 50%	2	25	10	0
Total real estate	32	239	(35)	50
Total limited partnerships – Exchange	107	$842	$(1)	$88
Total limited partnerships – Erie Insurance Group		$943	$(8)	$108

Per the limited partnership financial statements, total partnership assets were $41 billion and total partnership liabilities were $4 billion at June 30, 2015 (as recorded in the March 31, 2015 limited partnership financial statements).  For the six month period comparable to that presented in the preceding table (fourth quarter of 2014 and first quarter of 2015), total partnership valuation adjustment losses were $0.1 billion and total partnership net income was $3 billion.

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

Note 8.  Bank Line of Credit

As of June 30, 2015, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of June 30, 2015, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of June 30, 2015.  Bonds with a fair value of $109 million were pledged as collateral on the line at June 30, 2015.

As of June 30, 2015, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of June 30, 2015, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of June 30, 2015.  Bonds with a fair value of $321 million were pledged as collateral on the line at June 30, 2015.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of June 30, 2015.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at June 30, 2015.

Note 9.  Income Taxes

At June 30, 2015, we recorded a net deferred tax liability of $369 million on our Consolidated Statements of Financial Position.  Of this amount, $44 million is a net deferred tax asset attributable to Indemnity and $413 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2015.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

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

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability, $23 million at June 30, 2015, exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost for benefits earned	$7	$5	$15	$11
Interest cost on benefits obligation	7	7	15	14
Expected return on plan assets	(9)	(8)	(18)	(16)
Prior service cost amortization	1	1	1	1
Net actuarial loss amortization	4	1	7	3
Pension plan cost (1)	$10	$6	$20	$13

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2015 and the year ended December 31, 2014. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $18 million of repurchase authority remaining under this program at June 30, 2015.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the year ended December 31, 2014 and for the six months ended June 30, 2015:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2013	$6	$(65)	$(59)
Other comprehensive income (loss) before reclassifications, net of tax	2	(65)	(63)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	(1)	5	4
Net current period other comprehensive income (loss), net of tax	1	(60)	(59)
Balance at December 31, 2014	$7	$(125)	$(118)
Other comprehensive income (loss) before reclassifications, net of tax	(2)	0	(2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	0	0	0
Net current period other comprehensive income (loss), net of tax	(2)	0	(2)
Balance at June 30, 2015	$5	$(125)	$(120)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows:

	Erie Insurance Group
	Amounts reclassified from accumulated other comprehensive income (loss)(1)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$8	$5	$15	$18
Net impairment losses recognized in earnings	(2)	0	(4)	0
Income from operations before income taxes and noncontrolling interest	6	5	11	18
Provision for income taxes	2	2	4	7
Net income	4	3	7	11
Less: Net income attributable to noncontrolling interest in consolidated entity – Exchange	4	3	7	10
Net income attributable to Indemnity	$0	$0	$0	$1

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2014 and for the six months ended June 30, 2015:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2013	$734	$6,816	$7,550
Net income	168	405	573
Change in accumulated other comprehensive income (loss), net of tax	(59)	59	0
Net purchase of treasury stock	(19)	—	(19)
Dividends declared:
Class A $2.586 per share	(120)	—	(120)
Class B $387.90 per share	(1)	—	(1)
Balance at December 31, 2014	$703	$7,280	$7,983
Net income	95	238	333
Change in accumulated other comprehensive income (loss), net of tax	(2)	(88)	(90)
Dividends declared:
Class A $1.362 per share	(63)	—	(63)
Class B $204.30 per share	(1)	—	(1)
Balance at June 30, 2015	$732	$7,430	$8,162

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $23 million related to its limited partnership investments at June 30, 2015.  These commitments are split among private equity securities of $10 million, mezzanine debt securities of $9 million, and real estate activities of $4 million.  These commitments will be funded as required by the limited partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $527 million related to its limited partnership investments at June 30, 2015.  These commitments are split among private equity securities of $124 million, mezzanine debt securities of $188 million, and real estate activities of $215 million.  These commitments will be funded as required by the limited partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At June 30, 2015
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$561	$9,372	$—	$9,933
Equity securities	22	817	—	839
Trading securities, at fair value	—	3,144	—	3,144
Limited partnerships	101	842	—	943
Other invested assets	1	21	—	22
Total investments	685	14,196	—	14,881
Cash and cash equivalents	77	344	—	421
Premiums receivable from policyholders	—	1,384	—	1,384
Reinsurance recoverable	—	162	—	162
Deferred income tax asset	44	—	—	44
Deferred acquisition costs	—	635	—	635
Other assets	123	419	—	542
Receivables from the Exchange and other affiliates	369	—	(369)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,323	$17,140	$(394)	$18,069
Liabilities
Losses and loss expense reserves	$—	$3,963	$—	$3,963
Life policy and deposit contract reserves	—	1,837	—	1,837
Unearned premiums	—	3,007	—	3,007
Deferred income tax liability	—	413	—	413
Other liabilities	591	490	(394)	687
Total liabilities	591	9,710	(394)	9,907
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	732	—	—	732
Noncontrolling interest in consolidated entity – Exchange	—	7,430	—	7,430
Total equity	732	7,430	—	8,162
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,323	$17,140	$(394)	$18,069

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2014
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$564	$9,007	$—	$9,571
Equity securities	25	850	—	875
Trading securities, at fair value	—	3,223	—	3,223
Limited partnerships	113	866	—	979
Other invested assets	1	20	—	21
Total investments	703	13,966	—	14,669
Cash and cash equivalents	92	422	—	514
Premiums receivable from policyholders	—	1,281	—	1,281
Reinsurance recoverable	—	161	—	161
Deferred income tax asset	37	—	—	37
Deferred acquisition costs	—	595	—	595
Other assets	127	374	—	501
Receivables from the Exchange and other affiliates	335	—	(335)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,319	$16,799	$(360)	$17,758
Liabilities
Losses and loss expense reserves	$—	$3,853	$—	$3,853
Life policy and deposit contract reserves	—	1,812	—	1,812
Unearned premiums	—	2,834	—	2,834
Deferred income tax liability	—	490	—	490
Other liabilities	616	530	(360)	786
Total liabilities	616	9,519	(360)	9,775
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	703	—	—	703
Noncontrolling interest in consolidated entity – Exchange	—	7,280	—	7,280
Total equity	703	7,280	—	7,983
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,319	$16,799	$(360)	$17,758

Transactions with the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts payable from the Exchange to Indemnity were $365 million and $331 million at June 30, 2015 and December 31, 2014, respectively.  The payable from EFL to Indemnity for expense allocations and interest on the surplus note totaled $4 million at June 30, 2015 and December 31, 2014.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For each of the six months ended June 30, 2015 and 2014, Indemnity recognized interest income on the note of $0.8 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Management operations:
Management fee revenue, net	$395	$366	$738	$685
Service agreement revenue	7	8	15	15
Total revenue from management operations	402	374	753	700
Cost of management operations	332	306	630	574
Income from management operations before taxes	70	68	123	126
Investment operations:
Net investment income	5	4	9	8
Net realized investment gains	0	0	0	1
Net impairment losses recognized in earnings	0	0	0	0
Equity in earnings of limited partnerships	11	3	13	9
Income from investment operations before taxes	16	7	22	18
Income from operations before income taxes	86	75	145	144
Provision for income taxes	30	26	50	49
Net income attributable to Indemnity	$56	$49	$95	$95

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Six months ended June 30,
	2015	2014
Management fee received	$714	$659
Service agreement fee received	15	15
Net investment income received	13	11
Limited partnership distributions	9	8
Decrease in reimbursements collected from affiliates	(10)	(13)
Commissions and bonuses paid to agents	(436)	(397)
Salaries and wages paid	(78)	(80)
Pension contribution and employee benefits paid	(28)	(29)
General operating expenses paid	(111)	(94)
Income taxes paid	(46)	(44)
Net cash provided by operating activities	42	36
Net cash provided by investing activities	6	57
Net cash used in financing activities	(63)	(79)
Net (decrease) increase in cash and cash equivalents	(15)	14
Cash and cash equivalents at beginning of period	92	49
Cash and cash equivalents at end of period	$77	$63

Note 16.  Subsequent Events

No items were identified in the period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ACCOUNTING STANDARDS

See Item 1. “Financial Statements - Note 2. Significant Accounting Policies,” contained within this report for a discussion of recently issued accounting standards and the impact on our consolidated financial statements if known.

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

The Exchange is a reciprocal insurance exchange organized under Article X of Pennsylvania's Insurance Company Law of 1921 under which individuals, partnerships, and corporations are authorized to exchange reciprocal or inter-insurance contracts with each other, or with individuals, partnerships, and corporations of other states and countries, providing indemnity among themselves from any loss which may be insured against under any provision of the insurance laws except life insurance.  Each applicant for insurance to the Exchange signs a subscriber’s agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact certain business of the Exchange on their behalf.

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

The Indemnity shareholder interest in income comprises:

•
a management fee of up to 25% of all property and casualty insurance premiums written or assumed by the Exchange, less the costs associated with providing certain sales, underwriting, and policy issuance services;

•	Service fees collected from policyholders for providing extended payment terms and late payment and policy reinstatement fees, less the costs associated with providing these services;

•	net investment income and results on investments that belong to Indemnity; and

•	other income and expenses, including income taxes, that are the responsibility of Indemnity.

The Exchange’s or the noncontrolling interest in income comprises:

•	a 100% interest in the net underwriting results of the property and casualty insurance operations;

•	a 100% interest in the net earnings of EFL's life insurance operations;

•	net investment income and results on investments that belong to the Exchange and its subsidiaries; and

•	other income and expenses, including income taxes, that are the responsibility of the Exchange and its subsidiaries.

Results of the Erie Insurance Group’s Operations by Interest (Unaudited)
The following tables represent a breakdown of the composition of the income attributable to the Indemnity shareholder interest and the income attributable to the noncontrolling interest (Exchange).  For purposes of this discussion, EFL’s investments are included in the life insurance operations.

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Management operations:
Management fee revenue, net	$395	$366	$—	$—	$(395)	$(366)	$—	$—
Service agreement revenue	7	8	—	—	—	—	7	8
Total revenue from management operations	402	374	—	—	(395)	(366)	7	8
Cost of management operations	332	306	—	—	(332)	(306)	—	—
Income from management operations before taxes	70	68	—	—	(63)	(60)	7	8
Property and casualty insurance operations:
Net premiums earned	—	—	1,412	1,298	—	—	1,412	1,298
Losses and loss expenses	—	—	952	1,101	(1)	(2)	951	1,099
Policy acquisition and underwriting expenses	—	—	416	380	(65)	(64)	351	316
Income (loss) from property and casualty insurance operations before taxes	—	—	44	(183)	66	66	110	(117)
Life insurance operations:(1)
Total revenue	—	—	48	46	0	(1)	48	45
Total benefits and expenses	—	—	35	36	0	0	35	36
Income from life insurance operations before taxes	—	—	13	10	0	(1)	13	9
Investment operations:(1)
Net investment income	5	4	101	89	(3)	(5)	103	88
Net realized investment (losses) gains	0	0	(8)	133	—	—	(8)	133
Net impairment losses recognized in earnings	0	0	(2)	0	—	—	(2)	0
Equity in earnings of limited partnerships	11	3	61	23	—	—	72	26
Income from investment operations before taxes	16	7	152	245	(3)	(5)	165	247
Income from operations before income taxes and noncontrolling interest	86	75	209	72	—	—	295	147
Provision for income taxes	30	26	68	18	—	—	98	44
Net income	$56	$49	$141	$54	$—	$—	$197	$103

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

Net income increased in the second quarter of 2015 compared to the second quarter of 2014 due to an underwriting gain experienced in the property and casualty insurance operations, which was somewhat offset by lower earnings from our investment operations. Contributing to the property and casualty insurance operations underwriting results was an 8.7% increase in earned premium in the second quarter of 2015, driven by increases in policies in force and average premium per policy. Lower current accident year catastrophe losses combined with favorable development on prior accident year loss reserves also contributed to the improved underwriting results compared to 2014. Our investment operations generated net realized losses on investments in the second quarter of 2015 compared to gains in 2014, offset somewhat by increases in earnings from limited partnerships and net investment income.

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Management operations:
Management fee revenue, net	$738	$685	$—	$—	$(738)	$(685)	$—	$—
Service agreement revenue	15	15	—	—	—	—	15	15
Total revenue from management operations	753	700	—	—	(738)	(685)	15	15
Cost of management operations	630	574	—	—	(630)	(574)	—	—
Income from management operations before taxes	123	126	—	—	(108)	(111)	15	15
Property and casualty insurance operations:
Net premiums earned	—	—	2,792	2,566	—	—	2,792	2,566
Losses and loss expenses	—	—	1,985	2,108	(2)	(3)	1,983	2,105
Policy acquisition and underwriting expenses	—	—	802	745	(112)	(117)	690	628
Income (loss) from property and casualty insurance operations before taxes	—	—	5	(287)	114	120	119	(167)
Life insurance operations:(1)
Total revenue	—	—	95	96	0	(1)	95	95
Total benefits and expenses	—	—	72	73	0	0	72	73
Income from life insurance operations before taxes	—	—	23	23	0	(1)	23	22
Investment operations:(1)
Net investment income	9	8	189	173	(6)	(8)	192	173
Net realized investment gains	0	1	48	183	—	—	48	184
Net impairment losses recognized in earnings	0	0	(4)	0	—	—	(4)	0
Equity in earnings of limited partnerships	13	9	86	67	—	—	99	76
Income from investment operations before taxes	22	18	319	423	(6)	(8)	335	433
Income from operations before income taxes and noncontrolling interest	145	144	347	159	—	—	492	303
Provision for income taxes	50	49	109	42	—	—	159	91
Net income	$95	$95	$238	$117	$—	$—	$333	$212

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

Net income increased in the first six months of 2015 compared to the first six months of 2014 due to an underwriting gain experienced in the property and casualty insurance operations, which was somewhat offset by lower earnings from our investment operations. Contributing to the property and casualty insurance operations underwriting results was an 8.8% increase in earned premium in the first six months of 2015, driven by increases in policies in force and average premium per policy. Lower current accident year catastrophe losses combined with favorable development on prior accident year loss reserves also contributed to the improved underwriting results compared to 2014. Our investment operations generated lower levels of net realized gains on investments in the first six months of 2015 compared to 2014, offset somewhat by increases in earnings from limited partnerships and net investment income.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$56	$49	$95	$94
Net realized investment gains and impairments	0	0	0	1
Income tax expense	0	0	0	0
Realized gains and impairments, net of income taxes	0	0	0	1
Net income attributable to Indemnity	$56	$49	$95	$95

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$1.07	$0.94	$1.81	$1.81
Net realized investment gains and impairments	0.00	0.00	0.00	0.02
Income tax expense	0.00	0.00	0.00	(0.01)
Realized gains and impairments, net of income taxes	0.00	0.00	0.00	0.01
Net income attributable to Indemnity	$1.07	$0.94	$1.81	$1.82

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with over 11,300 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

The property and casualty insurance operations insure preferred and standard risks while maintaining a disciplined underwriting approach.  Based upon direct written premium in 2014, 43% of our premiums were derived from private passenger auto, 27% from homeowners and 29% from commercial lines.  Pennsylvania, Maryland, Virginia, North Carolina and Ohio made up 74% of the property and casualty lines insurance business direct written premium in 2014.

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

Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2015	2014	% Change		2015	2014	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$395	$366	7.6%		$738	$685	7.7%
Service agreement revenue	7	8	NM		15	15	NM
Total revenue from management operations	402	374	7.4		753	700	7.5
Cost of management operations	332	306	8.4		630	574	9.8
Income from management operations – Indemnity (1)	$70	$68	3.0%		$123	$126	(3.1)%
Gross margin	17.4%	18.2%	(0.8)	pts.	16.3%	18.0%	(1.7)	pts.

NM = not meaningful

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,586	$1,474	7.6%	$2,963	$2,753	7.6%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	397	368	7.6	741	688	7.6
Change in allowance for management fee returned on cancelled policies (1)	(2)	(2)	NM	(3)	(3)	NM
Management fee revenue, net of allowance	$395	$366	7.6%	$738	$685	7.7%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Management fee revenue increased $29 million, or 7.6%, in the second quarter of 2015, and $53 million, or 7.7%, in the first six months of 2015, compared to the same respective periods in 2014. Direct written premium of the Property and Casualty Group increased 7.6% in the second quarter of 2015 and the first six months of 2015, compared to the same periods in 2014, due to a 4.1% increase in policies in force and a 3.9% increase in the year-over-year average premium per policy for all lines of business.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2015 and 2014.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7 million and $8 million in the second quarters of 2015 and 2014, respectively, and $15 million in both the six months ended June 30, 2015 and 2014.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$224	$205	9.0%	$418	$379	10.1%
Non-commission expense:
Sales and advertising	$17	$16	8.4	$32	$30	6.1
Underwriting and policy processing	35	32	10.6	67	64	5.6
Information technology	33	31	6.4	66	59	11.6
Customer service	7	6	14.7	14	13	9.7
Administrative and other	16	16	NM	33	29	15.9
Total non-commission expense	108	101	7.0	212	195	9.3
Total cost of management operations	$332	$306	8.4%	$630	$574	9.8%

Commissions – Commissions increased $19 million in the second quarter of 2015 and $39 million for the six months ended June 30, 2015, compared to the same respective periods in 2014. The majority of the increases were driven by the 7.6% increase in direct written premiums of the Property and Casualty Group for the second quarter and six months ended June 30, 2015, while about one-third of both increases were due to higher agent incentive costs related to profitable growth, compared to the same respective periods in 2014.  The estimated agent incentive payout, at the end of each quarter, is based on actual underwriting results for the two prior years and the current year-to-date period.  Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $7 million in the second quarter of 2015, compared to the second quarter of 2014.  Underwriting and policy processing costs increased $3 million due to increased personnel costs. Information technology costs increased $2 million due to increased professional fees. Personnel costs in all expense categories include a total increase of $3 million related to pension and medical costs in the second quarter of 2015 compared to the same period in 2014.

Non-commission expense increased $17 million in the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  Underwriting and policy processing costs increased $3 million due to increased personnel costs. Information technology costs increased $7 million, which included $5 million in professional fees and $1 million each of hardware and software costs and personnel costs. Administrative and other expenses increased $4 million related to professional fees and personnel costs. Personnel costs in all expense categories include a total increase of $4 million related to pension and medical costs in the first six months of 2015 compared to the same period in 2014.

Gross margin
The gross margin in the second quarter of 2015 was 17.4%, compared to 18.2% in the second quarter of 2014, and was 16.3% for the six months ended June 30, 2015, compared to 18.0% for the six months ended June 30, 2014. The 0.8 and 1.7 point decreases in gross margin for the second quarter and six months ended June 30, 2015, respectively, was driven primarily by the increased estimated agent incentive payout discussed above.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 12 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2015	2014	% Change		2015	2014	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,586	$1,474	7.6%		$2,963	$2,753	7.6%
Reinsurance premium – assumed and ceded	(6)	(9)	35.8		(12)	(16)	23.4
Net written premium	1,580	1,465	7.8		2,951	2,737	7.8
Change in unearned premium	(168)	(167)	(0.7)		(159)	(171)	7.1
Net premiums earned	1,412	1,298	8.7		2,792	2,566	8.8
Losses and loss expenses:
Current accident year, excluding catastrophe losses	942	866	8.9		1,911	1,793	6.6
Current accident year catastrophe losses	52	244	(78.6)		137	337	(59.4)
Prior accident years, including prior year catastrophe losses	(42)	(9)	NM		(63)	(22)	NM
Losses and loss expenses	952	1,101	(13.4)		1,985	2,108	(5.8)
Policy acquisition and other underwriting expenses	416	380	9.3		802	745	7.7
Total losses and expenses	1,368	1,481	(7.6)		2,787	2,853	(2.3)
Underwriting income (loss) – Exchange(1)	$44	$(183)	NM	%	$5	$(287)	NM	%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	66.7%	66.6%	0.1	pts.	68.5%	69.9%	(1.4)	pts.
Current accident year catastrophe loss ratio	3.7	18.8	(15.1)		4.9	13.1	(8.2)
Prior accident year loss ratio, including prior year catastrophe losses	(3.0)	(0.7)	(2.3)		(2.3)	(0.9)	(1.4)
Total loss and loss expense ratio	67.4	84.7	(17.3)		71.1	82.1	(11.0)
Policy acquisition and other underwriting expense ratio	29.4	29.3	0.1		28.7	29.0	(0.3)
Combined ratio	96.8%	114.0%	(17.2)	pts.	99.8%	111.1%	(11.3)	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 7.6% to $1.6 billion in the second quarter of 2015, from $1.5 billion in the second quarter of 2014, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 4.1% in the second quarter of 2015 as the result of continuing strong policyholder retention and an increase in new policies written, compared to an increase of 4.5% in the second quarter of 2014.  The year-over-year average premium per policy for all lines of business increased 3.9% at June 30, 2015, compared to 4.2% at June 30, 2014.

Premiums generated from new business increased 7.1% to $195 million in the second quarter of 2015, compared to an increase of 5.4% in the second quarter of 2014.  Underlying the trend in new business premiums was a 5.6% increase in new business policies written in the second quarter of 2015, compared to 3.6% in the second quarter of 2014, while the year-over-year average premium per policy on new business increased 3.7% at June 30, 2015, compared to 1.5% at June 30, 2014.

Premiums generated from renewal business increased 7.7% to $1.4 billion in the second quarter of 2015, compared to an increase of 9.3% to $1.3 billion in the second quarter of 2014.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios.  The renewal business year-over-year average premium per policy increased 4.0% at June 30, 2015, compared to 4.6% at June 30, 2014.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.1% at June 30, 2015, 90.3% at December 31, 2014, and 90.6% at June 30, 2014.

Personal lines – Total personal lines premiums written increased 6.7% to $1.1 billion in the second quarter of 2015, from $1.0 billion in the second quarter of 2014, driven by an increase of 4.1% in the total personal lines policies in force and an increase of 3.0% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 8.8% in the second quarter of 2015, compared to 6.1% in the second quarter of 2014, driven by increases in new business policies written seen across all major personal lines of business and average premium per policy.  Personal lines new business policies written increased 6.0% in the second quarter of 2015, compared to 3.9% in the second quarter of 2014, while the year-over-year average premium per policy on personal lines new business increased 2.7% at June 30, 2015, compared to 4.2% at June 30, 2014.

•
Private passenger auto new business premiums written increased 9.9% in the second quarter of 2015, compared to 7.3% in the second quarter of 2014.  New business policies written for private passenger auto increased 5.9% in the second quarter of 2015, compared to 4.9% in the second quarter of 2014, while the new business year-over-year average premium per policy for private passenger auto increased 3.3% at June 30, 2015, compared to 3.7% at June 30, 2014.

•
Homeowners new business premiums written increased 7.3% in the second quarter of 2015, compared to 3.0% in the second quarter of 2014.  New business policies written for homeowners increased 5.8% in the second quarter of 2015, compared to a decrease of 0.1% in the second quarter of 2014.  The new business year-over-year average premium per policy for homeowners increased 2.6% at June 30, 2015, compared to 4.8% at June 30, 2014.

Renewal premiums written on personal lines increased 6.4% in the second quarter of 2015, compared to 8.3% in the second quarter of 2014, driven by increases in average premium per policy and steady policy retention ratios.  The year-over-year average premium per policy on personal lines renewal business increased 3.0% at June 30, 2015, compared to 3.7% at June 30, 2014.  The personal lines year-over-year policy retention ratio was 90.7% at June 30, 2015, 90.9% at December 31, 2014, and 91.1% at June 30, 2014.

•
Private passenger auto renewal premiums written increased 5.6% in the second quarter of 2015, compared to 6.4% in the second quarter of 2014.  The year-over-year average premium per policy on private passenger auto renewal business increased 2.0% at June 30, 2015, compared to 1.7% at June 30, 2014.  The private passenger auto year-over-year policy retention ratio was 91.5% at June 30, 2015, 91.7% at December 31, 2014, and 91.9% at June 30, 2014.

•
Homeowners renewal premiums written increased 7.2% in the second quarter of 2015, compared to 11.6% in the second quarter of 2014.  The year-over-year average premium per policy on homeowners renewal business increased 5.1% at June 30, 2015, compared to 7.7% at June 30, 2014.  The homeowners year-over-year policyholder retention ratio was 89.5% at June 30, 2015, 89.8% at December 31, 2014, and 90.0% at June 30, 2014.

Commercial lines – Total commercial lines premiums written increased 9.8% to $475 million in the second quarter of 2015, from $433 million in the second quarter of 2014, driven by a 4.1% increase in the total commercial lines policies in force and a 6.3% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines increased 4.0% in the second quarter of 2015, compared to 4.1% in the second quarter of 2014, driven by increases in new business policies written seen across all commercial lines of business and average premium per policy. Commercial lines new business policies written increased 3.9% in the second quarter of 2015, compared to 2.2% in the second quarter of 2014, while the year-over-year average premium per policy on commercial lines new business increased 5.9% at June 30, 2015, compared to a decrease of 0.2% at June 30, 2014.

Renewal premiums for commercial lines increased 10.8% in the second quarter of 2015, compared to an increase of 12.0% in the second quarter of 2014, driven by increases in average premium per policy and steady policy retention ratios.  The combined impact of these increases was seen primarily in the commercial multi-peril, commercial auto and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 6.4% at June 30, 2015, compared to 6.3% at June 30, 2014.  The year-over-year policy retention ratio for commercial lines was 86.3% at June 30, 2015, 86.5% at December 31, 2014, and 86.9% at June 30, 2014.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group. At June 30, 2015, we had nearly 2,200 agencies with over 11,300 licensed property and casualty representatives.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 66.7% in the second quarter of 2015, compared to 66.6% in the second quarter of 2014, and was 68.5% for the six months ended June 30, 2015, compared to 69.9% for the six months ended June 30, 2014. The improvement in the first six months of 2015 was driven primarily by a lower volume of non-catastrophe weather related claims than in the first six months of 2014. The higher volume of non-catastrophe claims in the first six months of 2014 resulted from more severe winter weather.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $52 million in the second quarter of 2015, compared to $244 million in the second quarter of 2014, and contributed 3.7 points and 18.8 points, respectively, to the loss ratios. Catastrophe losses in the second quarter of 2014 primarily resulted from a large hail storm that occurred in the state of Pennsylvania. For the six months ended June 30, 2015, catastrophe losses for the current accident year totaled $137 million, compared to $337 million for the six months ended June 30, 2014, and contributed 4.9 points and 13.1 points, respectively, to the loss ratios.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(43)	$(10)	$(70)	$(27)
Assumed reinsurance business	2	2	10	10
Ceded reinsurance business	(1)	(1)	(3)	(5)
Total prior year loss development	$(42)	$(9)	$(63)	$(22)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the second quarter of 2015, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $43 million that improved the combined ratio by 3.0 points, compared to favorable development of $10 million in the second quarter of 2014 that improved the combined ratio by 0.8 points. For the six months ended June 30, 2015, favorable development of direct prior accident year loss reserves totaled $70 million and improved the combined ratio by 2.5 points, compared to favorable development of $27 million that improved the combined ratio by 1.1 points for the six months ended June 30, 2014.

The favorable development in the first six months of 2015 was seen across all major lines of business with the exception of small adverse development on the commercial auto line of business. In the first six months of 2014, the favorable development was primarily due to the workers compensation line of business, offset somewhat by adverse development in the commercial auto line of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed reinsurance business totaling $2 million in both the second quarters of 2015 and 2014. In the first six months of 2015 and 2014, adverse development on prior accident year loss reserves for the assumed reinsurance business totaled $10 million for both periods. The adverse development in both the first six months of 2015 and 2014 was primarily from the involuntary private passenger auto and workers compensation lines of business.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $1 million in both the second quarters of 2015 and 2014, and increased by $3 million and $5 million in the first six months of 2015 and 2014, respectively.  An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  In the first six months of 2015, the increase in ceded recoveries was primarily due to adverse development related to the commercial multi-peril line of business, whereas the increase in the first six months of 2014 was primarily due to adverse development related to the business catastrophe liability.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio increased 0.1 points to 29.4% in the second quarter of 2015, from 29.3% in the second quarter of 2014, and decreased 0.3 points to 28.7% for the six months ended June 30, 2015, from 29.0% for the six months ended June 30, 2014. The management fee rate was 25% for the periods ended June 30, 2015 and 2014.

Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 11 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
	(Unaudited)			(Unaudited)
Individual and group life premiums, gross	$34	$32	4.1%	$65	$62	4.1%
Reinsurance premiums – ceded	(12)	(10)	1.4	(21)	(20)	0.2
Individual and group life premiums, net	22	22	7.1	44	42	6.3
Other revenue	1	0	NM	1	1	NM
Total net policy revenue	23	22	6.5	45	43	6.3
Net investment income	24	23	1.8	48	47	1.5
Net realized gains on investments	1	0	NM	1	5	NM
Impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	0	1	NM	1	1	NM
Total revenues	48	46	3.7	95	96	(0.2)
Benefits and other changes in policy reserves	25	27	(7.6)	53	55	(3.7)
Amortization of deferred policy acquisition costs	4	3	5.6	7	6	3.0
Other operating expenses	6	6	NM	12	12	NM
Total benefits and expenses	35	36	(3.5)	72	73	(1.8)
Income before taxes – Exchange(1)	$13	$10	31.1%	$23	$23	4.8%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 4.1% to $34 million in the second quarter 2015, from $32 million in the second quarter of 2014.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $12 million in the second quarter of 2015 and $10 million in the second quarter of 2014. For the six months ended June 30, 2015, compared to 2014, gross policy revenues totaled $65 million and $62 million, respectively, while ceded reinsurance premiums totaled $21 million and $20 million for the six months ended June 30, 2015 and 2014, respectively.

Annuity and universal life premiums that are recorded as deposits totaled $16 million in both the second quarters of 2015 and 2014, and $31 million and $32 million for the six months ended June 30, 2015 and 2014, respectively, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL's investment revenue remained relatively flat in the second quarter of 2015 compared to the second quarter of 2014, and decreased slightly in the first six months of 2015 due to lower net realized gains on investments, compared to the first six months of 2014. See the “Investment Operations” segment discussion that follows for further information.

Benefits and expenses
In the second quarter and first six months of 2015, total benefits and expenses remained relatively flat compared to the second quarter and first six months of 2014.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$5	$4	20.2%	$9	$8	11.0%
Net realized investment gains	0	0	NM	0	1	NM
Net impairment losses recognized in earnings	0	0	NM	0	0	NM
Equity in earnings of limited partnerships	11	3	NM	13	9	41.1
Net revenue from investment operations – Indemnity	$16	$7	NM %	$22	$18	20.4%
Exchange
Net investment income	$125	$112	10.6%	$237	$220	7.8%
Net realized investments (losses) gains	(7)	133	NM	49	188	(74.2)
Net impairment losses recognized in earnings	(2)	0	NM	(4)	0	NM
Equity in earnings of limited partnerships	61	24	NM	87	68	28.5
Net revenue from investment operations – Exchange(1)	$177	$269	(34.3)%	$369	$476	(22.4)%
NM = not meaningful

(1)
The Exchange’s investment results for the second quarters of 2015 and 2014 include net investment revenues from EFL’s operations of $25 million and $24 million, respectively. The Exchange's investment results for the first six months of 2015 and 2014 include net investment revenues from EFL’s operations of $50 million and $53 million, respectively.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income increased by $1 million in the second quarter of 2015, compared to the second quarter of 2014, while the Exchange’s net investment income increased by $13 million.  Indemnity’s net investment income increased by $1 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, while the Exchange’s net investment income increased by $17 million. The increases in net investment income for both Indemnity and the Exchange during these periods were primarily due to higher invested balances.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity were less than $0.1 million for the second quarter, and $0.2 million for the six months ended June 30, 2015, compared to $0.1 million for both the second quarter and six months ended June 30, 2014. Net impairment losses recorded in earnings for the Exchange were $2 million for the second quarter, and $4 million for the six months ended June 30, 2015, compared to $0.1 million for the second quarter of 2014 and $0.3 million for the six months ended June 30, 2014. The impairment activity during 2015 for the Exchange was primarily due to securities in an unrealized loss position that we intended to sell prior to an expected recovery of fair value to cost.

Net realized gains on investments
A breakdown of our net realized gains (losses) on investments is as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$0	$0	$0	$0
Equity securities	0	0	0	1
Total net realized gains – Indemnity(1)	$0	$0	$0	$1
Exchange
Securities sold:
Fixed maturities	$3	$4	$5	$9
Equity securities	5	1	10	8
Common stock equity securities	38	45	143	112
Common stock (decreases) increases in fair value(2)	(53)	83	(109)	59
Total net realized (losses) gains – Exchange(1) (3)	$(7)	$133	$49	$188

(1)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(3)
The Exchange’s results for the second quarter of 2015 and 2014 include net realized gains from EFL’s operations of $0.2 million. The Exchange's results for the first six months of 2015 and 2014 include net realized gains from EFL’s operations of $0.5 million and $5 million, respectively.

Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized gains of $0.6 million in the second quarter of 2015, compared to gains of $0.2 million in the second quarter of 2014, while the Exchange generated net realized losses of $7 million, compared to gains of $133 million, in the same respective periods. Indemnity generated net realized gains of $0.4 million for the six months ended June 30, 2015, compared to gains of $1 million for the six months ended June 30, 2014, while the Exchange generated net realized gains of $49 million, compared to gains of $188 million, in the same respective periods.

Net realized gains for Indemnity during these periods represented modest realized gains and losses from sales of fixed maturity and equity securities. Net realized losses for the Exchange in the second quarter of 2015 were due to decreases in fair value of common stocks which more than offset realized gains from sales of securities, while net gains in the second quarter of 2014 reflected increases in fair value of common stock as well as realized gains from sales of securities. Net realized gains for the Exchange decreased for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to decreases in fair value of common stocks compared to increases in fair value during the respective periods.

Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Indemnity	(Unaudited)		(Unaudited)
Private equity	$10	$0	$10	$4
Mezzanine debt	0	1	1	1
Real estate	1	2	2	4
Total equity in earnings of limited partnerships – Indemnity	$11	$3	$13	$9
Exchange
Private equity	$54	$6	$62	$33
Mezzanine debt	4	5	10	11
Real estate	3	13	15	24
Total equity in earnings of limited partnerships – Exchange (1)	$61	$24	$87	$68

(1)
The Exchange’s results for the second quarter of 2015 and 2014 include equity in earnings of limited partnerships from EFL's operations of $0.1 million and $0.3 million, respectively. The Exchange’s results for the first six months of 2015 and 2014 include equity in earnings of limited partnerships from EFL's operations of $1 million and $0.6 million, respectively.

Indemnity’s equity in earnings of limited partnerships increased $8 million in the second quarter of 2015, compared to the second quarter of 2014, while the Exchange’s equity in earnings of limited partnerships increased $37 million.  Indemnity’s equity in earnings of limited partnerships increased $4 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, while the Exchange’s equity in earnings of limited partnerships increased $19 million. The increases in earnings for both Indemnity and the Exchange during these periods were primarily due to higher earnings from private equity investments partially offset by lower earnings from real estate investments.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2015 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2014 and the first quarter of 2015.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	June 30, 2015	% to total	December 31, 2014	% to total
Indemnity	(Unaudited)
Fixed maturities	$561	82%	$564	80%
Equity securities:
Preferred stock	10	1	12	2
Common stock	12	2	13	2
Limited partnerships:
Private equity	54	8	52	7
Mezzanine debt	13	2	14	2
Real estate	34	5	47	7
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$685	100%	$703	100%
Exchange
Fixed maturities	$9,372	66%	$9,007	65%
Equity securities:
Preferred stock	721	5	710	5
Common stock	3,240	23	3,363	24
Limited partnerships:
Private equity	437	3	418	3
Mezzanine debt	166	1	170	1
Real estate	239	2	278	2
Life policy loans	19	0	18	0
Real estate mortgage loans	2	0	2	0
Total investments – Exchange	$14,196	100%	$13,966	100%
Total investments – Erie Insurance Group	$14,881		$14,669

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $225 million, or 40%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 16%, of the fixed maturity portfolio for the Exchange at June 30, 2015.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $5 million at June 30, 2015, compared to $6 million at December 31, 2014.  At June 30, 2015, the Exchange had net unrealized gains on fixed maturities of $216 million, compared to $303 million at December 31, 2014.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At June 30, 2015
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$3	$3	$3	$9
Communications	0	0	2	20	9	31
Consumer	0	0	7	14	27	48
Diversified	0	0	0	0	0	0
Energy	0	0	3	6	14	23
Financial	0	2	42	34	11	89
Government-municipal	110	95	19	1	0	225
Industrial	0	0	1	5	8	14
Structured securities(2)	30	26	29	15	1	101
Technology	0	0	2	2	4	8
Utilities	0	0	8	3	2	13
Total – Indemnity	$140	$123	$116	$103	$79	$561
Exchange
Basic materials	$0	$0	$62	$191	$59	$312
Communications	0	0	173	412	129	714
Consumer	0	39	392	777	249	1,457
Diversified	0	0	19	1	6	26
Energy	7	94	160	520	119	900
Financial	0	130	1,187	1,453	163	2,933
Foreign government	0	6	11	67	10	94
Government-municipal	468	852	143	29	0	1,492
Government sponsored entity	0	4	0	0	0	4
Industrial	0	0	137	240	76	453
Structured securities(2)	40	46	31	42	0	159
Technology	0	57	100	99	32	288
U.S. Treasury	0	7	0	0	0	7
Utilities	0	3	172	325	33	533
Total – Exchange	$515	$1,238	$2,587	$4,156	$876	$9,372

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	June 30, 2015		December 31, 2014
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$0	$0	$1	$0
Financial	6	0	7	0
Funds (1)	0	12	0	13
Utilities	4	0	4	0
Total – Indemnity	$10	$12	$12	$13
Exchange
Basic materials	$0	$90	$0	$88
Communications	0	245	6	278
Consumer	27	998	16	980
Diversified	0	14	0	19
Energy	0	160	0	187
Financial	584	635	587	590
Funds (1)	0	342	0	435
Government sponsored enterprises	14	0	0	0
Industrial	0	423	0	456
Technology	1	283	1	268
Utilities	95	50	100	62
Total – Exchange	$721	$3,240	$710	$3,363

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $12 million for Indemnity and $96 million for the Exchange at June 30, 2015, and $13 million for Indemnity and $140 million for the Exchange at December 31, 2014. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was $0.1 million at June 30, 2015, compared to a net unrealized gain of $0.6 million at December 31, 2014. The net unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for the Exchange was $33 million at June 30, 2015, compared to a net unrealized gain of $40 million at December 31, 2014.

Our common stocks classified as trading securities are measured at fair value with all changes in fair value reflected in the Consolidated Statements of Operations.

Limited partnerships
In the second quarter of 2015, investments in limited partnerships decreased for both Indemnity and the Exchange from the investment levels at December 31, 2014.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships, which were partially offset by partnership earnings.  Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the second quarter of 2015 reflect the partnership activity experienced in the first quarter of 2015.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At June 30, 2015	At December 31, 2014
Indemnity	(Unaudited)
Private equity	$54	$52
Mezzanine debt	13	14
Real estate	34	47
Total limited partnerships – Indemnity	$101	$113
Exchange
Private equity	$437	$418
Mezzanine debt	166	170
Real estate	239	278
Total limited partnerships – Exchange	$842	$866

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

	Property and Casualty Group
(in millions)	At June 30, 2015	At December 31, 2014
	(Unaudited)
Gross reserve liability(1):
Private passenger auto	$1,278	$1,245
Automobile massive injury	309	330
Homeowners	338	279
Workers compensation	651	636
Workers compensation massive injury	73	82
Commercial auto	400	388
Commercial multi-peril	648	630
All other lines of business	181	179
Assumed reinsurance	85	84
Gross reserves	3,963	3,853
Less: reinsurance recoverable	141	142
Net reserve liability — Exchange	$3,822	$3,711

(1)
Loss reserves are set at estimated ultimate costs, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $91 million at June 30, 2015 and $89 million at December 31, 2014.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 241 claimants requiring lifetime medical care, of which 93 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $245 million at June 30, 2015, which is net of $137 million of anticipated reinsurance recoverables, compared to $274 million at December 31, 2014, which is net of $138 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the six months ended June 30:

(in millions)	Erie Insurance Group
	2015	2014
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$311	$245
Net cash used in investing activities	(350)	(332)
Net cash used in financing activities	(54)	(65)
Net decrease in cash and cash equivalents	$(93)	$(152)

Net cash provided by operating activities totaled $311 million and $245 million for the first six months of 2015 and 2014, respectively.  Increased cash from operating activities for the first six months of 2015 was driven primarily by an increase in premiums collected by the Exchange due to the increase in premiums written. This cash inflow was somewhat offset by higher income taxes paid and commissions and bonuses paid to agents compared to the first six months of 2014.

At June 30, 2015, we recorded a net deferred tax asset of $44 million attributable to Indemnity and a net deferred tax liability of $413 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at June 30, 2015. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $350 million and $332 million for the first six months of 2015 and 2014, respectively.  Investing activities in the first six months of 2015 primarily included increased fixed maturity purchases, offset somewhat by increased cash generated from fixed maturity sales and maturities and common stock sales compared to the first six months of 2014.  At June 30, 2015, we had contractual commitments to invest up to $550 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $134 million, mezzanine debt securities was $197 million, and real estate activities was $219 million.

For a discussion of net cash used in financing activities, see the following section “Cash flow activities — Indemnity,” for the primary drivers of the financing cash flows related to the Indemnity shareholder interest.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the six months ended June 30:

(in millions)	Indemnity Shareholder Interest
	2015	2014
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$42	$36
Net cash provided by investing activities	6	57
Net cash used in financing activities	(63)	(79)
Net (decrease) increase in cash and cash equivalents	$(15)	$14

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities totaled $42 million for the first six months of 2015, compared to $36 million for the first six months of 2014.  The increase in cash provided by operating activities for the first six months of 2015 was primarily due to an increase in management fee revenue received, offset somewhat by increases in commissions and bonuses paid to agents and general operating expenses compared to the first six months of 2014. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $436 million in the first six months of 2015, compared to $397 million for the first six months of 2014, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity made a $17 million contribution to its pension plan in the first quarter of 2015, compared to $15 million in the first quarter of 2014.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  Indemnity is reimbursed approximately 56% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.

At June 30, 2015, Indemnity recorded a net deferred tax asset of $44 million.  There was no deferred tax valuation allowance recorded at June 30, 2015.

Net cash provided by Indemnity’s investing activities totaled $6 million for the first six months of 2015, compared to $57 million for the first six months of 2014.  Indemnity’s investing activities in the first six months of 2015 primarily included increased fixed maturity purchases and decreased cash generated from common stock sales, offset somewhat by increased cash generated from limited partnership sales, compared to the first six months of 2014.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $23 million at June 30, 2015, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $10 million, mezzanine debt securities was $9 million, and real estate activities was $4 million.

Net cash used in Indemnity’s financing activities totaled $63 million for the first six months of 2015, compared to $79 million for the first six months of 2014.  The decrease in cash used in financing activities for the first six months of 2015 was driven by a decrease in the cash outlay for share repurchases, offset somewhat by a slight increase in dividends paid to shareholders.
Indemnity did not repurchase any shares of its Class A nonvoting common stock in conjunction with its stock repurchase program in the first six months of 2015. In the first six months of 2014, shares repurchased under this program totaled 275,173 at a total cost of $19.4 million, based upon settlement date.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $18 million of repurchase authority remaining under this program at June 30, 2015, based upon trade date.

Additionally, in June 2015, we repurchased 1,567 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $128,355, or $81.91 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2015.

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

Dividends paid to shareholders totaled $63 million for the first six months of 2015, compared to $59 million dividends paid for the first six months of 2014. Additionally, Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2015, compared to 2014.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

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

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through:
1) Indemnity’s cash and cash equivalents, which total approximately $77 million at June 30, 2015, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $395 million at June 30, 2015.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2015, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of June 30, 2015, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of June 30, 2015. Bonds with a fair value of $109 million were pledged as collateral on the line at June 30, 2015. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  Indemnity was in compliance with its bank covenants at June 30, 2015.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through:
1) the Exchange’s cash and cash equivalents, which total approximately $344 million at June 30, 2015, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $12.1 billion at June 30, 2015.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of June 30, 2015, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of June 30, 2015, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of June 30, 2015.  Bonds with a fair value of $321 million were pledged as collateral on the line at June 30, 2015. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at June 30, 2015.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six months ended June 30, 2015 and 2014, Indemnity recognized interest income on the note of $0.8 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the six months ended June 30, 2015 and 2014, the Exchange recognized interest income on the note of $0.6 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2015.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Indemnity filed a motion in the state court in November 2012 seeking dismissal of the lawsuit. On December 19, 2013, the court granted Indemnity’s motion in part, holding that the Pennsylvania Insurance Holding Company Act “provides the [Pennsylvania Insurance] Department with special competence to address the subject matter of plaintiff’s claims” and referring “all issues” in the Sullivan lawsuit to the Pennsylvania Insurance Department (the “Department”) for “its views and any determination.” The court stayed all further proceedings and reserved decision on all other grounds for dismissal raised by Indemnity. Plaintiffs sought reconsideration of the court’s order, and on January 13, 2014, the court entered a revised order affirming its prior order and clarifying that the Department “shall decide any and all issues within its jurisdiction.” On January 30, 2014, Plaintiffs asked the court to certify its order to permit an immediate appeal to the Superior Court of Pennsylvania and to stay any proceedings in the Department pending completion of any appeal. On February 18, 2014, the court issued an order denying Plaintiffs’ motion. On March 20, 2014, Plaintiffs filed a petition for review with the Superior Court, which was denied by the Superior Court on May 5, 2014.

The Sullivan matter was assigned to an Administrative Judge within the Department for determination. The parties agreed that an evidentiary hearing was not required and they entered into a stipulated record and submitted briefing to the Department. Oral argument was held before the Administrative Judge on January 6, 2015. On April 29, 2015, the Department issued a declaratory opinion and order (1) finding that the transactions between Exchange and Indemnity in which Indemnity retained or received revenue from installment and other service charges from Exchange subscribers complied with applicable insurance laws and regulations and that Indemnity properly retained charges paid by Exchange policyholders for certain installment premium payment plans, dishonored payments, policy cancellations and policy reinstatements and (2) returning jurisdiction for the matter to the Fayette County Court of Common Pleas.

On May 26, 2015, Plaintiffs appealed the Department’s decision to the Pennsylvania Commonwealth Court. Briefing for this appeal is currently scheduled to be completed by October 5, 2015.

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

On March 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Indemnity filed a motion to dismiss the appeal on March 26, 2014. On November 17, 2014, the Third Circuit deferred ruling on Indemnity’s motion to dismiss the appeal and instructed the parties to address that motion, as well as the merits of Plaintiffs’ appeal, in the parties’ briefing. Briefing was completed on April 2, 2015. In light of the Department’s April 29, 2015 decision in Sullivan, the Parties then jointly requested that the Beltz appeal be voluntarily dismissed as moot on June 5, 2015. The Third Circuit did not rule on the Parties’ request for dismissal and instead held oral argument as scheduled on June 8, 2015. On July 16, 2015, the Third Circuit issued an opinion and judgment dismissing the appeal. The Third Circuit found that it lacked appellate jurisdiction over the appeal, because the District Court’s February 10, 2014 order referring the matter to the Department was not a final, appealable order.

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

West Virginia Lawsuit Against EFL
EFL has been named in a lawsuit filed by the State Treasurer of West Virginia. The Complaint alleges that EFL has failed to comply with the West Virginia Uniform Unclaimed Property Act. EFL filed a motion to dismiss and a favorable decision was rendered in December 2013 with the Court dismissing the Complaint with prejudice. The State Treasurer appealed the dismissal of the lawsuit in January 2014. Briefing was completed in the fall of 2014. The West Virginia Supreme Court heard oral argument in the case on April 8, 2015 and rendered a decision on June 16, 2015, holding that West Virginia’s Unclaimed Property Act creates an implied duty for insurers to investigate and discover whether their insureds remain alive. The Court also held that the “dormancy period” for escheatment of unclaimed funds begins with the insured’s death, rather than upon receipt by the insurer of “due proof of death,” as provided in the West Virginia Insurance Code and policies issued in the State. A Petition for Rehearing was filed with the Court on July 16, 2015 and the Treasurer has until July 30, 2015 to respond.

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

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of Indemnity’s Class A common stock during the quarter ending June 30, 2015 under the repurchase program. We had approximately $18 million of repurchase authority remaining under this program at June 30, 2015. During the quarter ending June 30, 2015, we repurchased 1,567 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $128,355, or $81.91 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2015.

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

Erie Indemnity Company
(Registrant)

Date:	July 30, 2015	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Marcia A. Dall
Marcia A. Dall, Executive Vice President & CFO