Form 10-Q
period 2015-09-30
ERIE INDEMNITY CO
filed 2015-10-29
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at October 16, 2015.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at October 16, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Premiums earned	$1,472	$1,355	$4,308	$3,962
Net investment income	120	115	360	335
Net realized investment (losses) gains	(292)	(85)	(243)	104
Net impairment losses recognized in earnings	(4)	(1)	(8)	(1)
Equity in earnings of limited partnerships	43	34	143	111
Other income	7	8	23	24
Total revenues	1,346	1,426	4,583	4,535
Benefits and expenses
Insurance losses and loss expenses	939	935	2,975	3,095
Policy acquisition and underwriting expenses	367	341	1,076	987
Total benefits and expenses	1,306	1,276	4,051	4,082
Income from operations before income taxes and noncontrolling interest	40	150	532	453
Provision for income taxes	7	42	166	133
Net income	$33	$108	$366	$320

Less: Net (loss) income attributable to noncontrolling interest in consolidated entity – Exchange	(17)	61	221	178

Net income attributable to Indemnity	$50	$47	$145	$142

Earnings Per Share
Net income attributable to Indemnity per share
Class A common stock – basic	$1.06	$1.01	$3.10	$3.05
Class A common stock – diluted	$0.94	$0.90	$2.75	$2.71
Class B common stock – basic	$160	$151	$466	$458
Class B common stock – diluted	$159	$151	$465	$457

Weighted average shares outstanding attributable to Indemnity – Basic
Class A common stock	46,189,068	46,189,068	46,189,068	46,267,694
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding attributable to Indemnity – Diluted
Class A common stock	52,602,083	52,387,164	52,599,783	52,465,790
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.6810	$0.6350	$2.0430	$1.9050
Class B common stock	$102.1500	$95.2500	$306.4500	$285.7500

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for amounts reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Operations.  See Note 15. “Indemnity Supplemental Information,” for supplemental statements of operations information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$33	$108	$366	$320

Other comprehensive (loss) income
Change in unrealized holding (losses) gains on available-for-sale securities, net of tax benefit (expense) of $22, $32, $66 and $(48), respectively	(40)	(59)	(123)	89
Reclassification adjustment for gross losses (gains) included in net income, net of tax (expense) benefit of $0, $1, $4 and $8, respectively	1	(4)	(6)	(15)
Other comprehensive (loss) income	(39)	(63)	(129)	74

Comprehensive (loss) income	$(6)	$45	$237	$394
Less: Comprehensive (loss) income attributable to noncontrolling interest in consolidated entity – Exchange	(55)	(1)	95	249
Total comprehensive income – Indemnity	$49	$46	$142	$145

See accompanying notes to Consolidated Financial Statements. See Note 12. "Indemnity Accumulated Other Comprehensive Loss," for supplemental statements of comprehensive income (loss) information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(dollars in millions, except per share data)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Investments – Indemnity
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $581 and $555, respectively)	$588	$564
Equity securities (cost of $20 and $24, respectively)	20	25
Limited partnerships (cost of $77 and $89, respectively)	95	113
Other invested assets	1	1
Investments – Exchange
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost of $9,106 and $8,540, respectively)	9,392	9,007
Equity securities (cost of $681 and $788, respectively)	720	850
Trading securities, at fair value (cost of $2,483 and $2,289, respectively)	2,981	3,223
Limited partnerships (cost of $649 and $694, respectively)	832	866
Other invested assets	21	20
Total investments	14,650	14,669

Cash and cash equivalents (Exchange portion of $496 and $422, respectively)	618	514
Premiums receivable from policyholders – Exchange	1,417	1,281
Reinsurance recoverable – Exchange	162	161
Deferred income taxes – Indemnity	51	37
Deferred acquisition costs – Exchange	656	595
Other assets (Exchange portion of $451 and $374, respectively)	561	501
Total assets	$18,115	$17,758

Liabilities and shareholders’ equity
Liabilities
Indemnity liabilities
Other liabilities	$644	$611
Exchange liabilities
Losses and loss expense reserves	3,923	3,853
Life policy and deposit contract reserves	1,848	1,812
Unearned premiums	3,109	2,834
Deferred income taxes	283	490
Other liabilities	183	175
Total liabilities	9,990	9,775

Indemnity shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	2	2
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	0	0
Additional paid-in-capital	16	16
Accumulated other comprehensive loss	(121)	(118)
Retained earnings	1,999	1,949
Total contributed capital and retained earnings	1,896	1,849
Treasury stock, at cost, 22,110,132 shares held	(1,146)	(1,146)
Total Indemnity shareholders’ equity	750	703

Noncontrolling interest in consolidated entity – Exchange	7,375	7,280
Total equity	8,125	7,983
Total liabilities, shareholders’ equity, and noncontrolling interest	$18,115	$17,758

See accompanying notes to Consolidated Financial Statements.  See Note 15. “Indemnity Supplemental Information,” for supplemental consolidating statements of financial position information.

ERIE INDEMNITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Premiums collected	$4,446	$4,106
Net investment income received	397	362
Limited partnership distributions	115	95
Service agreement fee received	23	23
Commissions and bonuses paid to agents	(633)	(576)
Losses paid	(2,428)	(2,438)
Loss expenses paid	(393)	(378)
Other underwriting and acquisition costs paid	(518)	(519)
Income taxes paid	(346)	(126)
Net cash provided by operating activities	663	549

Cash flows from investing activities
Purchase of investments:
Fixed maturities	(2,201)	(1,825)
Preferred stock	(170)	(382)
Common stock	(897)	(766)
Limited partnerships	(101)	(82)
Sales/maturities of investments:
Fixed maturity sales	859	490
Fixed maturity calls/maturities	742	685
Preferred stock	250	331
Common stock	912	944
Sale of and returns on limited partnerships	176	100
Net purchase of property and equipment	(45)	(29)
Net collections on agent loans	1	2
Net distributions on life policy loans	(1)	(1)
Net cash used in investing activities	(475)	(533)

Cash flows from financing activities
Annuity deposits and interest	58	66
Annuity surrenders and withdrawals	(64)	(62)
Universal life deposits and interest	27	25
Universal life surrenders	(10)	(9)
Purchase of treasury stock	0	(20)
Dividends paid to shareholders	(95)	(89)
Net cash used in financing activities	(84)	(89)

Net increase (decrease) in cash and cash equivalents	104	(73)
Cash and cash equivalents at beginning of period	514	452
Cash and cash equivalents at end of period	$618	$379

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.  The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015.

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

Recently issued accounting standards
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Consolidation", which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships are variable interest entities and the consolidation analysis of reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities are subject to reevaluation under this revised consolidation model. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted.

This guidance changed the conditions to be met in determining if a reporting entity has a variable interest in a legal entity. In accordance with the new accounting guidance, Indemnity is not deemed to have a variable interest in the Exchange as the fees paid for services provided to the Exchange no longer represent a variable interest. The compensation received from Indemnity’s attorney-in-fact fee arrangement with the subscribers is for services provided by Indemnity acting in its role as attorney-in-fact and is commensurate with the level of effort required to perform those services. Under the previously issued accounting guidance, Indemnity was deemed to have a variable interest and was the primary beneficiary of the Exchange and the Exchange’s financial position and operating results were consolidated with Indemnity. Following adoption of the new accounting guidance, the Exchange’s results are no longer required to be consolidated with Indemnity.

Indemnity will adopt the amended guidance on a retrospective basis effective with our Form 10-K for the annual period ending December 31, 2015. Given the materiality of the Exchange’s operations, no longer consolidating the Exchange’s financial statements with Indemnity’s will materially change our reporting entity’s assets, liabilities, revenues, expenses, related footnote disclosures and the overall presentation of management’s discussion and analysis. As the Exchange’s equity is currently shown as a noncontrolling interest, the net income and equity attributable to the shareholders will be unchanged by this presentation.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement", which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and limits the disclosure requirements.  ASU 2015-07 is effective for annual and interim periods beginning after December 15, 2015.  Early adoption is permitted.  We will implement these amended disclosure requirements at December 31, 2015.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 clarifies the principles for recognizing revenue and provides a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts are not within the scope of this guidance. In August 2015, ASU 2015-14, "Revenue from Contracts with Customers", deferred the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods beginning after December 15, 2016. We do not expect the adoption of ASU 2014-09 related to the management fee and service agreement revenue to have a material impact on our consolidated financial statements.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of Indemnity common stock:

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Three months ended September 30,
	2015			2014
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$50	46,189,068	$1.06	$47	46,189,068	$1.01
Dilutive effect of stock-based awards	0	312,215	—	0	97,296	—
Assumed conversion of Class B shares	0	6,100,800	—	0	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$50	52,602,083	$0.94	$47	52,387,164	$0.90
Class B – Basic EPS:
Income available to Class B stockholders	$1	2,542	$160	$0	2,542	$151
Class B – Diluted EPS:
Income available to Class B stockholders	$1	2,542	$159	$0	2,542	$151

	Indemnity Shareholder Interest
(dollars in millions, except per share data)	Nine months ended September 30,
	2015			2014
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$144	46,189,068	$3.10	$141	46,267,694	$3.05
Dilutive effect of stock-based awards	0	309,915	—	0	97,296	—
Assumed conversion of Class B shares	1	6,100,800	—	1	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$145	52,599,783	$2.75	$142	52,465,790	$2.71
Class B – Basic EPS:
Income available to Class B stockholders	$1	2,542	$466	$1	2,542	$458
Class B – Diluted EPS:
Income available to Class B stockholders	$1	2,542	$465	$1	2,542	$457

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

Indemnity has not provided financial or other support to the Exchange for any of the reporting periods presented.  At September 30, 2015, there are no explicit or implicit arrangements that would require Indemnity to provide future financial support to the Exchange.  Indemnity is not liable if the Exchange was to be in violation of its debt covenants or was unable to meet its obligation for unfunded commitments to limited partnerships.

See discussion of recently issued accounting standards in Note 2, "Significant Accounting Policies" for the impact of the updated consolidation guidance (ASU 2015-02) on our reporting entity.

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

Life insurance operations
Our life insurance operations segment includes traditional and universal life insurance products and fixed annuities marketed to individuals using the same independent agency force utilized by our property and casualty insurance operations.  We evaluate profitability of the life insurance segment principally based upon segment net income, including investments, which for segment purposes are reflected in the investment operations segment.  At the same time, we recognize that investment-related income is integral to the evaluation of the life insurance segment because of the long duration of life products.  For the third quarters of 2015 and 2014, investment activities on life insurance related assets generated revenues of $24 million and
$26 million, respectively, resulting in EFL reporting income before income taxes of $11 million and $10 million, respectively, before intercompany eliminations. For the nine months ended September 30, 2015 and 2014, investment activities on life insurance related assets generated revenues of $74 million and $79 million, respectively, resulting in EFL reporting income before income taxes of $34 million and $33 million, respectively, before intercompany eliminations.

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

The following tables summarize the components of the Consolidated Statements of Operations by reportable business segment:

	Erie Insurance Group
(in millions)	Three months ended September 30, 2015
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,447	$25		$0	$1,472
Net investment income				$123	(3)	120
Net realized investment losses				(292)		(292)
Net impairment losses recognized in earnings				(4)		(4)
Equity in earnings of limited partnerships				43		43
Management fee revenue	$389				(389)	—
Service agreement and other revenue	7		0			7
Total revenues	396	1,447	25	(130)	(392)	1,346
Cost of management operations	328				(328)	—
Insurance losses and loss expenses		912	28		(1)	939
Policy acquisition and underwriting expenses		420	10		(63)	367
Total benefits and expenses	328	1,332	38	—	(392)	1,306
Income (loss) before income taxes	68	115	(13)	(130)	—	40
Provision for income taxes	24	40	(5)	(52)	—	7
Net income (loss)	$44	$75	$(8)	$(78)	$—	$33

	Erie Insurance Group
(in millions)	Three months ended September 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$1,333	$22		$0	$1,355
Net investment income				$118	(3)	115
Net realized investment losses				(85)		(85)
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				34		34
Management fee revenue	$362				(362)	—
Service agreement and other revenue	8		0			8
Total revenues	370	1,333	22	66	(365)	1,426
Cost of management operations	308				(308)	—
Insurance losses and loss expenses		908	28		(1)	935
Policy acquisition and underwriting expenses		387	10		(56)	341
Total benefits and expenses	308	1,295	38	—	(365)	1,276
Income (loss) before income taxes	62	38	(16)	66	—	150
Provision for income taxes	22	13	(5)	12	—	42
Net income (loss)	$40	$25	$(11)	$54	$—	$108

	Erie Insurance Group
(in millions)	Nine months ended September 30, 2015
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$4,239	$69		$0	$4,308
Net investment income				$369	(9)	360
Net realized investment losses				(243)		(243)
Net impairment losses recognized in earnings				(8)		(8)
Equity in earnings of limited partnerships				143		143
Management fee revenue	$1,127				(1,127)	—
Service agreement and other revenue	22		1			23
Total revenues	1,149	4,239	70	261	(1,136)	4,583
Cost of management operations	958				(958)	—
Insurance losses and loss expenses		2,897	81		(3)	2,975
Policy acquisition and underwriting expenses		1,222	29		(175)	1,076
Total benefits and expenses	958	4,119	110	—	(1,136)	4,051
Income (loss) before income taxes	191	120	(40)	261	—	532
Provision for income taxes	67	42	(14)	71	—	166
Net income (loss)	$124	$78	$(26)	$190	$—	$366

	Erie Insurance Group
(in millions)	Nine months ended September 30, 2014
	Management operations	Property and casualty insurance operations	Life insurance operations	Investment operations	Eliminations	Consolidated
Premiums earned/life policy revenue		$3,899	$64		$(1)	$3,962
Net investment income				$346	(11)	335
Net realized investment gains				104		104
Net impairment losses recognized in earnings				(1)		(1)
Equity in earnings of limited partnerships				111		111
Management fee revenue	$1,047				(1,047)	—
Service agreement and other revenue	23		1			24
Total revenues	1,070	3,899	65	560	(1,059)	4,535
Cost of management operations	882				(882)	—
Insurance losses and loss expenses		3,016	83		(4)	3,095
Policy acquisition and underwriting expenses		1,132	28		(173)	987
Total benefits and expenses	882	4,148	111	—	(1,059)	4,082
Income (loss) before income taxes	188	(249)	(46)	560	—	453
Provision for income taxes	66	(87)	(16)	170	—	133
Net income (loss)	$122	$(162)	$(30)	$390	$—	$320

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

The following table represents our consolidated fair value measurements on a recurring basis by asset class and level of input at September 30, 2015:

	Erie Insurance Group
	September 30, 2015
	Fair value measurements using:
(in millions)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Indemnity
Available-for-sale securities:
States & political subdivisions	$237	$0	$237	$0
Corporate debt securities	245	0	245	0
Residential mortgage-backed securities	11	0	11	0
Commercial mortgage-backed securities	44	0	44	0
Collateralized debt obligations	46	0	41	5
Other debt securities	5	0	5	0
Total fixed maturities	588	0	583	5
Nonredeemable preferred stock	8	1	7	0
Common stock	12	12	0	0
Total available-for-sale securities	608	13	590	5
Other investments (1)	5	0	0	5
Total – Indemnity	$613	$13	$590	$10
Exchange
Available-for-sale securities:
U.S. treasury	$8	$0	$8	$0
Government sponsored enterprises	4	0	4	0
States & political subdivisions	1,476	0	1,476	0
Foreign government securities	86	0	86	0
Corporate debt securities	7,657	0	7,544	113
Residential mortgage-backed securities	30	0	30	0
Commercial mortgage-backed securities	29	0	29	0
Collateralized debt obligations	11	0	11	0
Other debt securities	91	0	80	11
Total fixed maturities	9,392	0	9,268	124
Nonredeemable preferred stock	623	310	307	6
Common stock	97	97	0	0
Total available-for-sale securities	10,112	407	9,575	130
Trading securities:
Common stock	2,981	2,968	0	13
Total trading securities	2,981	2,968	0	13
Other investments (1)	48	0	0	48
Total – Exchange	$13,141	$3,375	$9,575	$191
Total – Erie Insurance Group	$13,754	$3,388	$10,165	$201

% of total assets at fair value	100.0%	24.6%	73.9%	1.5%

(1)          Other investments measured at fair value represent four real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. These investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of September 30, 2015. During the nine months ended September 30, 2015, Indemnity made no contributions and received distributions totaling $3.1 million, and the Exchange made no contributions and received distributions totaling $28.4 million for these investments. As of September 30, 2015, the amount of unfunded commitments related to the investments was $0.6 million for Indemnity and $1.7 million for the Exchange.

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

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at June 30, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2015
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0
Collateralized debt obligations	1	0	0	4	0	0	5
Total fixed maturities	1	0	0	4	0	0	5
Total available-for-sale securities	1	0	0	4	0	0	5
Other investments	6	1	0	0	(2)	0	5
Total Level 3 assets – Indemnity	$7	$1	$0	$4	$(2)	$0	$10
Exchange
Available-for-sale securities:
Corporate debt securities	$74	$0	$(2)	$41	$(1)	$1	$113
Other debt securities	11	0	0	0	0	0	11
Total fixed maturities	85	0	(2)	41	(1)	1	124
Nonredeemable preferred stock	1	0	0	0	0	5	6
Total available-for-sale securities	86	0	(2)	41	(1)	6	130
Trading securities:
Common stock	13	0	0	0	0	0	13
Total trading securities	13	0	0	0	0	0	13
Other investments	53	2	0	0	(7)	0	48
Total Level 3 assets – Exchange	$152	$2	$(2)	$41	$(8)	$6	$191
Total Level 3 assets – Erie Insurance Group	$159	$3	$(2)	$45	$(10)	$6	$201

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $3 million included in equity in earnings of limited partnerships for the three months ended September 30, 2015 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

For Indemnity, there were no transfers between Level 1 and Level 2 or from Level 3 to Level 2 for the three months ended September 30, 2015. Level 2 to Level 3 transfers totaled $0.1 million for one fixed maturity holding due to the use of unobservable inputs to determine the fair value at September 30, 2015.

For the Exchange, there were no transfers between Level 1 and Level 2 or from Level 3 to Level 2 for the three months ended September 30, 2015. Level 2 to Level 3 transfers totaled $6 million for two fixed maturity holdings and one preferred stock holding due to the use of unobservable inputs to determine the fair value at September 30, 2015.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2015
Indemnity
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0
Collateralized debt obligations	0	0	0	5	0	0	5
Total fixed maturities	0	0	0	5	0	0	5
Total available-for-sale securities	0	0	0	5	0	0	5
Other investments	8	0	0	0	(3)	0	5
Total Level 3 assets – Indemnity	$8	$0	$0	$5	$(3)	$0	$10
Exchange
Available-for-sale securities:
Corporate debt securities	$87	$0	$(7)	$68	$(3)	$(32)	$113
Other debt securities	12	0	0	0	0	(1)	11
Total fixed maturities	99	0	(7)	68	(3)	(33)	124
Nonredeemable preferred stock	1	0	0	0	0	5	6
Total available-for-sale securities	100	0	(7)	68	(3)	(28)	130
Trading securities:
Common stock	15	(2)	0	0	0	0	13
Total trading securities	15	(2)	0	0	0	0	13
Other investments	71	5	0	0	(28)	0	48
Total Level 3 assets – Exchange	$186	$3	$(7)	$68	$(31)	$(28)	$191
Total Level 3 assets – Erie Insurance Group	$194	$3	$(7)	$73	$(34)	$(28)	$201

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $2 million of losses included in net realized investment (losses) gains and $5 million included in equity in earnings of limited partnerships for the nine months ended September 30, 2015 on Level 3 securities.

For Indemnity, there were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2015. Level 2 to Level 3 transfers totaled $0.1 million for one fixed maturity holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding as a result of using observable market data to determine the fair value at September 30, 2015.

For the Exchange, there were no Level 1 to Level 2 transfers, and Level 2 to Level 1 transfers totaled $22 million due to trading activity levels for two preferred stock holdings for the nine months ended September 30, 2015. Level 2 to Level 3 transfers totaled $8 million for five fixed maturity holdings and one preferred stock holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $36 million for seven fixed maturity holdings due to the use of observable market data to determine the fair value at September 30, 2015.

Level 3 Assets – Quarterly Change:

	Erie Insurance Group
(in millions)	Beginning balance at June 30, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Commercial mortgage-backed securities	0	0	0	3	0	0	3
Collateralized debt obligations	0	0	0	0	0	0	0
Total fixed maturities	1	0	0	3	0	0	4
Total available-for-sale securities	1	0	0	3	0	0	4
Other investments	18	1	0	0	0	0	19
Total Level 3 assets – Indemnity	$19	$1	$0	$3	$0	$0	$23
Exchange
Available-for-sale securities:
Corporate debt securities	$25	$0	$(1)	$25	$(1)	$23	$71
Collateralized debt obligations	0	0	0	0	0	0	0
Other debt securities	0	0	0	0	0	2	2
Total fixed maturities	25	0	(1)	25	(1)	25	73
Nonredeemable preferred stock	1	0	0	0	0	7	8
Total available-for-sale securities	26	0	(1)	25	(1)	32	81
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	102	4	0	0	(3)	0	103
Total Level 3 assets – Exchange	$143	$4	$(1)	$25	$(4)	$32	$199
Total Level 3 assets – Erie Insurance Group	$162	$5	$(1)	$28	$(4)	$32	$222

(1)
These amounts are reported in the Consolidated Statement of Operations. There is $5 million included in equity in earnings of limited partnerships for the three months ended September 30, 2014 on Level 3 securities.

For Indemnity, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended September 30, 2014.

For the Exchange, there were no Level 1 to Level 2 transfers, and Level 2 to Level 1 transfers totaled $25 million due to trading activity levels for three preferred stock holdings for the three months ended September 30, 2014. Level 2 to Level 3 transfers totaled $43 million for seven fixed maturity holdings and one preferred stock holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $11 million for one fixed maturity holding due to the use of observable market data to determine the fair value at September 30, 2014.

Level 3 Assets – Year-to-Date Change:

	Erie Insurance Group
(in millions)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2014
Indemnity
Available-for-sale securities:
Corporate debt securities	$1	$0	$0	$0	$0	$0	$1
Commercial mortgage-backed securities	0	0	0	3	0	0	3
Collateralized debt obligations	1	0	0	0	(1)	0	0
Total fixed maturities	2	0	0	3	(1)	0	4
Total available-for-sale securities	2	0	0	3	(1)	0	4
Other investments	18	3	0	0	(2)	0	19
Total Level 3 assets – Indemnity	$20	$3	$0	$3	$(3)	$0	$23
Exchange
Available-for-sale securities:
Corporate debt securities	$26	$0	$(1)	$25	$(2)	$23	$71
Collateralized debt obligations	5	1	(1)	0	(3)	(2)	0
Other debt securities	0	0	0	0	0	2	2
Total fixed maturities	31	1	(2)	25	(5)	23	73
Nonredeemable preferred stock	0	0	0	1	0	7	8
Total available-for-sale securities	31	1	(2)	26	(5)	30	81
Trading securities:
Common stock	15	0	0	0	0	0	15
Total trading securities	15	0	0	0	0	0	15
Other investments	98	15	0	0	(10)	0	103
Total Level 3 assets – Exchange	$144	$16	$(2)	$26	$(15)	$30	$199
Total Level 3 assets – Erie Insurance Group	$164	$19	$(2)	$29	$(18)	$30	$222

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

For the Exchange, Level 1 to Level 2 transfers totaled $14 million due to trading activity levels for two preferred stock holdings, and Level 2 to Level 1 transfers totaled $25 million due to trading activity levels for three preferred stock holdings for the nine months ended September 30, 2014. Level 2 to Level 3 transfers totaled $43 million for seven fixed maturity holdings and one preferred stock holding due to the use of unobservable inputs to determine the fair value. Level 3 to Level 2 transfers totaled $13 million for two fixed maturity holdings due to the use of observable market data to determine the fair value at September 30, 2014.

When a non-binding broker quote was the only input available, it was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $5 million for Indemnity and $122 million for the Exchange at September 30, 2015, and $92 million for the Exchange at December 31, 2014.

Other investments represent certain limited partnerships that are recorded at fair value based upon net asset value (NAV) provided by the general partner. Due to the nature of these investments, the NAV was classified within Level 3. The unobservable inputs are not reasonably available to us and therefore have not been included in the tables below. These investments totaled $5 million for Indemnity and $48 million for the Exchange at September 30, 2015, and $8 million for Indemnity and $71 million for the Exchange at December 31, 2014.

Quantitative and Qualitative Disclosures about Unobservable Inputs

	Erie Insurance Group
	September 30, 2015
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

(2)	Nonredeemable preferred stock - Represents a private security where cost was determined to be the best estimate of fair value.

The following table presents our consolidated fair value measurements on a recurring basis by pricing source at September 30, 2015:

	Erie Insurance Group
(in millions)	September 30, 2015
	Total	Level 1	Level 2	Level 3
Indemnity
Fixed maturities:
Priced via pricing services	$580	$0	$580	$0
Priced via market comparables/broker quotes (1)	8	0	3	5
Total fixed maturities	588	0	583	5
Nonredeemable preferred stock:
Priced via pricing services	8	1	7	0
Total nonredeemable preferred stock	8	1	7	0
Common stock:
Priced via pricing services	12	12	0	0
Total common stock	12	12	0	0
Other investments:
Priced via unobservable inputs (2)	5	0	0	5
Total other investments	5	0	0	5
Total – Indemnity	$613	$13	$590	$10
Exchange
Fixed maturities:
Priced via pricing services (1)	$9,237	$0	$9,226	$11
Priced via market comparables/broker quotes (1)	148	0	42	106
Priced via internal modeling	7	0	0	7
Total fixed maturities	9,392	0	9,268	124
Nonredeemable preferred stock:
Priced via pricing services	617	310	307	0
Priced via market comparables/broker quotes (1)	5	0	0	5
Priced via internal modeling	1	0	0	1
Total nonredeemable preferred stock	623	310	307	6
Common stock:
Priced via pricing services	3,065	3,065	0	0
Priced via internal modeling	13	0	0	13
Total common stock	3,078	3,065	0	13
Other investments:
Priced via unobservable inputs (2)	48	0	0	48
Total other investments	48	0	0	48
Total – Exchange	$13,141	$3,375	$9,575	$191
Total – Erie Insurance Group	$13,754	$3,388	$10,165	$201

(1)	When a non-binding broker quote was the only price available, the security was classified as Level 3.

(2)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015.

Note 7.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities at September 30, 2015:

	Erie Insurance Group
	September 30, 2015
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$226	$11	$0	$237
Corporate debt securities	248	1	4	245
Residential mortgage-backed securities	11	0	0	11
Commercial mortgage-backed securities	45	0	1	44
Collateralized debt obligations	46	0	0	46
Other debt securities	5	0	0	5
Total fixed maturities	581	12	5	588
Nonredeemable preferred stock	7	1	0	8
Common stock	13	0	1	12
Total available-for-sale securities – Indemnity	$601	$13	$6	$608
Exchange
Available-for-sale securities:
U.S. treasury	$8	$0	$0	$8
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,402	75	1	1,476
Foreign government securities	91	0	5	86
Corporate debt securities	7,450	314	107	7,657
Residential mortgage-backed securities	30	0	0	30
Commercial mortgage-backed securities	28	1	0	29
Collateralized debt obligations	6	5	0	11
Other debt securities	88	3	0	91
Total fixed maturities	9,106	399	113	9,392
Nonredeemable preferred stock	585	43	5	623
Common stock	96	2	1	97
Total available-for-sale securities – Exchange	$9,787	$444	$119	$10,112
Total available-for-sale securities – Erie Insurance Group	$10,388	$457	$125	$10,720

The following table summarizes the cost and fair value of our available-for-sale securities at December 31, 2014:

	Erie Insurance Group
	December 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Indemnity
Available-for-sale securities:
States & political subdivisions	$219	$12	$0	$231
Corporate debt securities	236	1	3	234
Residential mortgage-backed securities	8	0	0	8
Commercial mortgage-backed securities	52	0	1	51
Collateralized debt obligations	33	0	0	33
Other debt securities	7	0	0	7
Total fixed maturities	555	13	4	564
Nonredeemable preferred stock	11	1	0	12
Common stock	13	0	0	13
Total available-for-sale securities – Indemnity	$579	$14	$4	$589
Exchange
Available-for-sale securities:
U.S. treasury	$6	$0	$0	$6
Government sponsored enterprises	3	1	0	4
States & political subdivisions	1,394	84	1	1,477
Foreign government securities	10	0	0	10
Corporate debt securities	6,918	405	34	7,289
Residential mortgage-backed securities	109	3	1	111
Commercial mortgage-backed securities	28	2	0	30
Collateralized debt obligations	6	5	0	11
Other debt securities	66	3	0	69
Total fixed maturities	8,540	503	36	9,007
Nonredeemable preferred stock	650	64	4	710
Common stock	138	3	1	140
Total available-for-sale securities – Exchange	$9,328	$570	$41	$9,857
Total available-for-sale securities – Erie Insurance Group	$9,907	$584	$45	$10,446

The amortized cost and estimated fair value of fixed maturities at September 30, 2015 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Erie Insurance Group
	September 30, 2015
(in millions)	Amortized	Estimated
	cost	fair value
Indemnity
Due in one year or less	$68	$68
Due after one year through five years	261	261
Due after five years through ten years	161	165
Due after ten years	91	94
Total fixed maturities – Indemnity	$581	$588
Exchange
Due in one year or less	$432	$438
Due after one year through five years	3,364	3,524
Due after five years through ten years	3,849	3,909
Due after ten years	1,461	1,521
Total fixed maturities – Exchange	$9,106	$9,392
Total fixed maturities – Erie Insurance Group	$9,687	$9,980

Available-for-sale securities in a gross unrealized loss position at September 30, 2015 are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	Erie Insurance Group
	September 30, 2015
(dollars in millions)	Less than 12 months		12 months or longer		Total
Indemnity	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$4	$0	$0	$0	$4	$0	2
Corporate debt securities	134	1	17	3	151	4	292
Residential mortgage-backed securities	2	0	1	0	3	0	4
Commercial mortgage-backed securities	16	0	23	1	39	1	26
Collateralized debt obligations	22	0	7	0	29	0	15
Other debt securities	5	0	0	0	5	0	3
Total fixed maturities	183	1	48	4	231	5	342
Nonredeemable preferred stock	3	0	0	0	3	0	2
Common stock	13	1	0	0	13	1	1
Total available-for-sale securities – Indemnity	$199	$2	$48	$4	$247	$6	345
Quality breakdown of fixed maturities:
Investment grade	$131	$0	$35	$1	$166	$1	80
Non-investment grade	52	1	13	3	65	4	262
Total fixed maturities – Indemnity	$183	$1	$48	$4	$231	$5	342
Exchange
Available-for-sale securities:
U.S. treasury	$0	$0	$0	$0	$0	$0	1
States & political subdivisions	75	1	5	0	80	1	20
Foreign government securities	77	5	0	0	77	5	51
Corporate debt securities	1,951	84	151	23	2,102	107	987
Residential mortgage-backed securities	0	0	13	0	13	0	3
Other debt securities	6	0	7	0	13	0	4
Total fixed maturities	2,109	90	176	23	2,285	113	1,066
Nonredeemable preferred stock	146	4	24	1	170	5	29
Common stock	31	1	0	0	31	1	1
Total available-for-sale securities – Exchange	$2,286	$95	$200	$24	$2,486	$119	1,096
Quality breakdown of fixed maturities:
Investment grade	$1,521	$62	$109	$9	$1,630	$71	434
Non-investment grade	588	28	67	14	655	42	632
Total fixed maturities – Exchange	$2,109	$90	$176	$23	$2,285	$113	1,066

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Indemnity
Fixed maturities	$4	$4	$12	$10
Equity securities	1	0	1	1
Cash equivalents and other	0	0	1	1
Total investment income	5	4	14	12
Less: investment expenses	1	0	1	0
Investment income, net of expenses – Indemnity	$4	$4	$13	$12
Exchange
Fixed maturities	$97	$90	$287	$261
Equity securities	29	30	91	89
Cash equivalents and other	1	0	2	1
Total investment income	127	120	380	351
Less: investment expenses	11	9	33	28
Investment income, net of expenses – Exchange	$116	$111	$347	$323
Investment income, net of expenses – Erie Insurance Group	$120	$115	$360	$335

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Indemnity
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$0	$0	$0	$0
Gross realized losses	(1)	0	(1)	0
Net realized (losses) gains	(1)	0	(1)	0
Equity securities:
Gross realized gains	1	0	1	1
Gross realized losses	0	0	0	0
Net realized gains	1	0	1	1
Net realized investment gains – Indemnity	$0	$0	$0	$1
Exchange
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$4	$8	$17	$18
Gross realized losses	(9)	(2)	(17)	(3)
Net realized (losses) gains	(5)	6	0	15
Equity securities:
Gross realized gains	7	0	18	10
Gross realized losses	0	0	(1)	(2)
Net realized gains	7	0	17	8
Trading securities:
Common stock:
Gross realized gains	52	89	218	211
Gross realized losses	(19)	(5)	(42)	(15)
(Decreases) increases in fair value(1)	(327)	(175)	(436)	(116)
Net realized (losses) gains	(294)	(91)	(260)	80
Net realized investment (losses) gains – Exchange	$(292)	$(85)	$(243)	$103
Net realized investment (losses) gains – Erie Insurance Group	$(292)	$(85)	$(243)	$104

(1)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
Net impairment losses recorded in earnings for Indemnity were $0.5 million for the third quarter, and $0.6 million for the nine months ended September 30, 2015, compared to less than $0.1 million for the third quarter and $0.1 million for the nine months ended September 30, 2014. Net impairment losses recorded in earnings for the Exchange were $3 million for the third quarter, and $7 million for the nine months ended September 30, 2015, compared to $1 million for both the third quarter and the nine months ended September 30, 2014.

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag, therefore our year-to-date limited partnership results through September 30, 2015 are comprised of partnership financial results for the fourth quarter of 2014 and the first two quarters of 2015.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2015.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Indemnity
Equity in earnings of limited partnerships accounted for under the equity method	$3	$3	$17	$10
Change in fair value of limited partnerships accounted for under the fair value option	1	1	0	3
Equity in earnings of limited partnerships – Indemnity	$4	$4	$17	$13
Exchange
Equity in earnings of limited partnerships accounted for under the equity method	$37	$26	$121	$83
Change in fair value of limited partnerships accounted for under the fair value option	2	4	5	15
Equity in earnings of limited partnerships – Exchange	$39	$30	$126	$98
Equity in earnings of limited partnerships – Erie Insurance Group	$43	$34	$143	$111

We have provided summarized financial information in the following tables for the nine months ended September 30, 2015 and for the year ended December 31, 2014.  Amounts provided in the tables are presented using the latest available financial statements received from the partnerships for the respective periods.  Limited partnership financial information has been presented based upon the investment percentage in the partnerships for the Erie Insurance Group consistent with how we evaluate these investments.

As these investments are generally reported on a one-quarter lag, our limited partnership results through September 30, 2015 include partnership financial results for the fourth quarter of 2014 and the first two quarters of 2015.

	Erie Insurance Group
	As of and for the nine months ended September 30, 2015
(dollars in millions) Investment percentage in limited partnerships	Number of partnerships	Asset recorded	Income (loss) recognized due to valuation adjustments by the partnerships	Income (1oss) recorded
Indemnity
Private equity:
Less than 10%	24	$23	$(2)	$2
Greater than or equal to 10% but less than 50%	3	28	11	2
Total private equity	27	51	9	4
Mezzanine debt:
Less than 10%	10	8	0	1
Greater than or equal to 10% but less than 50%	3	5	0	1
Greater than 50%	1	0	0	0
Total mezzanine debt	14	13	0	2
Real estate:
Less than 10%	11	21	(11)	11
Greater than or equal to 10% but less than 50%	2	4	(6)	6
Greater than 50%	2	6	2	0
Total real estate	15	31	(15)	17
Total limited partnerships – Indemnity	56	$95	$(6)	$23
Exchange
Private equity:
Less than 10%	43	$306	$5	$32
Greater than or equal to 10% but less than 50%	3	112	45	8
Total private equity	46	418	50	40
Mezzanine debt:
Less than 10%	21	115	(4)	13
Greater than or equal to 10% but less than 50%	4	24	1	2
Greater than 50%	3	27	1	2
Total mezzanine debt	28	166	(2)	17
Real estate:
Less than 10%	27	178	(25)	34
Greater than or equal to 10% but less than 50%	4	45	(16)	19
Greater than 50%	2	25	8	1
Total real estate	33	248	(33)	54
Total limited partnerships – Exchange	107	$832	$15	$111
Total limited partnerships – Erie Insurance Group		$927	$9	$134

Per the limited partnership financial statements, total partnership assets were $41 billion and total partnership liabilities were $4 billion at September 30, 2015 (as recorded in the June 30, 2015 limited partnership financial statements).  For the nine month period comparable to that presented in the preceding table (fourth quarter of 2014 and first two quarters of 2015), total partnership valuation adjustment gains were $0.5 billion and total partnership net income was $5 billion.

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

Note 8.  Bank Line of Credit

As of September 30, 2015, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of September 30, 2015, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of September 30, 2015.  Bonds with a fair value of $111 million were pledged as collateral on the line at September 30, 2015. On October 28, 2015, Indemnity extended the maturity date of the revolving credit facility to November 3, 2020.

As of September 30, 2015, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of September 30, 2015, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of September 30, 2015.  Bonds with a fair value of $326 million were pledged as collateral on the line at September 30, 2015. On October 28, 2015, the Exchange amended the bank revolving line of credit to $400 million and extended the maturity date to October 28, 2020. The increase in the line of credit to $400 million was driven by both favorable credit market conditions and increased need based on Exchange's growth in business.

Both lines have securities pledged as collateral that have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position as of September 30, 2015.  The banks require compliance with certain covenants, which include leverage ratios for Indemnity’s line of credit and statutory surplus and risk based capital ratios for the Exchange’s line of credit.  We are in compliance with all covenants at September 30, 2015.

Note 9.  Income Taxes

At September 30, 2015, we recorded a net deferred tax liability of $232 million on our Consolidated Statements of Financial Position.  Of this amount, $51 million is a net deferred tax asset attributable to Indemnity and $283 million is a net deferred tax liability attributable to the Exchange.  There was no deferred tax valuation allowance recorded at September 30, 2015.  Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% for both Indemnity and the Exchange when the investment related permanent differences are excluded.

Note 10.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan for certain members of executive and senior management of the Erie Insurance Group.  The gross liability for postretirement benefits is presented in the Consolidated Statements of Financial Position as part of other liabilities.  A portion of annual expenses related to our postretirement benefit plans is allocated to related entities within the Erie Insurance Group. Although Indemnity is the sponsor of these postretirement plans and records the funded status of these plans, the Exchange and EFL reimburse Indemnity for approximately 57% of the annual benefit expense of these plans, which represents pension benefits for Indemnity employees performing claims and EFL functions.

A $17 million contribution was made to the defined benefit pension plan in the first quarter of 2015.

Prior to 2003, the employee pension plan purchased annuities from EFL for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability, $23 million at September 30, 2015, exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost for benefits earned	$8	$6	$23	$17
Interest cost on benefits obligation	8	7	23	21
Expected return on plan assets	(9)	(8)	(27)	(24)
Prior service cost amortization	0	0	1	1
Net actuarial loss amortization	3	2	10	5
Pension plan cost (1)	$10	$7	$30	$20

(1)	Pension plan costs represent the total cost for the Erie Insurance Group before reimbursements to Indemnity from the Exchange and EFL.

Note 11.  Indemnity Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2015 and the year ended December 31, 2014. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $18 million of repurchase authority remaining under this program at September 30, 2015.

Note 12.  Indemnity Accumulated Other Comprehensive Loss

Changes in Indemnity's accumulated other comprehensive loss by component attributable to the Indemnity shareholder interest is presented as follows for the year ended December 31, 2014 and for the nine months ended September 30, 2015:

	Indemnity Shareholder Interest
(in millions)	Unrealized holding gains (losses) on available-for-sale securities	Postretirement plans(2)	Total
Balance at December 31, 2013	$6	$(65)	$(59)
Other comprehensive income (loss) before reclassifications, net of tax	2	(65)	(63)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1)	5	4
Net current period other comprehensive income (loss), net of tax	1	(60)	(59)
Balance at December 31, 2014	$7	$(125)	$(118)
Other comprehensive income (loss) before reclassifications, net of tax	(3)	0	(3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax(1)	0	0	0
Net current period other comprehensive income (loss), net of tax	(3)	0	(3)
Balance at September 30, 2015	$4	$(125)	$(121)

(1)	See the following table for details about these reclassifications.

(2)	There are no amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Amounts reclassified out of accumulated other comprehensive income (loss) and the related affected line item in the Consolidated Statements of Operations where net income is presented are as follows:

	Erie Insurance Group
	Amounts reclassified from accumulated other comprehensive income (loss)(1)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014

Unrealized holding gains (losses) on available-for-sale securities:
Net realized investment gains	$2	$6	$17	$24
Net impairment losses recognized in earnings	(4)	(1)	(8)	(1)
(Loss) income from operations before income taxes and noncontrolling interest	(2)	5	9	23
Provision for income taxes	(1)	1	3	8
Net (loss) income	(1)	4	6	15
Less: Net (loss) income attributable to noncontrolling interest in consolidated entity – Exchange	(1)	4	6	14
Net income attributable to Indemnity	$0	$0	$0	$1

(1)	Positive amounts indicate net income, while negative amounts indicate net loss.

Note 13.  Indemnity Shareholders’ Equity and Noncontrolling Interest

A reconciliation of the beginning and ending balances of Indemnity's shareholders’ equity and the noncontrolling interest is presented as follows for the year ended December 31, 2014 and for the nine months ended September 30, 2015:

	Erie Insurance Group
(in millions, except per share data)	Indemnity shareholder interest	Exchange noncontrolling interest	Erie Insurance Group
Balance at December 31, 2013	$734	$6,816	$7,550
Net income	168	405	573
Change in accumulated other comprehensive income (loss), net of tax	(59)	59	0
Net purchase of treasury stock	(19)	—	(19)
Dividends declared:
Class A $2.586 per share	(120)	—	(120)
Class B $387.90 per share	(1)	—	(1)
Balance at December 31, 2014	$703	$7,280	$7,983
Net income	145	221	366
Change in accumulated other comprehensive income (loss), net of tax	(3)	(126)	(129)
Dividends declared:
Class A $2.043 per share	(94)	—	(94)
Class B $306.45 per share	(1)	—	(1)
Balance at September 30, 2015	$750	$7,375	$8,125

Note 14.  Commitments and Contingencies

Indemnity has contractual commitments to invest up to $20 million related to its limited partnership investments at September 30, 2015.  These commitments are split among private equity securities of $8 million, mezzanine debt securities of $8 million, and real estate activities of $4 million.  These commitments will be funded as required by the limited partnership agreements.

The Exchange, including EFL, has contractual commitments to invest up to $527 million related to its limited partnership investments at September 30, 2015.  These commitments are split among private equity securities of $124 million, mezzanine debt securities of $208 million, and real estate activities of $195 million.  These commitments will be funded as required by the limited partnership agreements.

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

Note 15.  Indemnity Supplemental Information

Consolidating Statement of Financial Position

	Erie Insurance Group
	At September 30, 2015
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$588	$9,392	$—	$9,980
Equity securities	20	720	—	740
Trading securities, at fair value	—	2,981	—	2,981
Limited partnerships	95	832	—	927
Other invested assets	1	21	—	22
Total investments	704	13,946	—	14,650
Cash and cash equivalents	122	496	—	618
Premiums receivable from policyholders	—	1,417	—	1,417
Reinsurance recoverable	—	162	—	162
Deferred income tax asset	51	—	—	51
Deferred acquisition costs	—	656	—	656
Other assets	110	451	—	561
Receivables from the Exchange and other affiliates	385	—	(385)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,397	$17,128	$(410)	$18,115
Liabilities
Losses and loss expense reserves	$—	$3,923	$—	$3,923
Life policy and deposit contract reserves	—	1,848	—	1,848
Unearned premiums	—	3,109	—	3,109
Deferred income tax liability	—	283	—	283
Other liabilities	647	590	(410)	827
Total liabilities	647	9,753	(410)	9,990
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	750	—	—	750
Noncontrolling interest in consolidated entity – Exchange	—	7,375	—	7,375
Total equity	750	7,375	—	8,125
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,397	$17,128	$(410)	$18,115

Consolidating Statement of Financial Position

	Erie Insurance Group
	At December 31, 2014
(in millions)	Indemnity shareholder interest	Exchange noncontrolling interest	Reclassifications and eliminations	Erie Insurance Group
Assets
Investments
Available-for-sale securities, at fair value:
Fixed maturities	$564	$9,007	$—	$9,571
Equity securities	25	850	—	875
Trading securities, at fair value	—	3,223	—	3,223
Limited partnerships	113	866	—	979
Other invested assets	1	20	—	21
Total investments	703	13,966	—	14,669
Cash and cash equivalents	92	422	—	514
Premiums receivable from policyholders	—	1,281	—	1,281
Reinsurance recoverable	—	161	—	161
Deferred income tax asset	37	—	—	37
Deferred acquisition costs	—	595	—	595
Other assets	127	374	—	501
Receivables from the Exchange and other affiliates	335	—	(335)	—
Note receivable from EFL	25	—	(25)	—
Total assets	$1,319	$16,799	$(360)	$17,758
Liabilities
Losses and loss expense reserves	$—	$3,853	$—	$3,853
Life policy and deposit contract reserves	—	1,812	—	1,812
Unearned premiums	—	2,834	—	2,834
Deferred income tax liability	—	490	—	490
Other liabilities	616	530	(360)	786
Total liabilities	616	9,519	(360)	9,775
Shareholders’ equity and noncontrolling interest
Total Indemnity shareholders’ equity	703	—	—	703
Noncontrolling interest in consolidated entity – Exchange	—	7,280	—	7,280
Total equity	703	7,280	—	7,983
Total liabilities, shareholders’ equity, and noncontrolling interest	$1,319	$16,799	$(360)	$17,758

Transactions with the Exchange and EFL and concentrations of credit risk – Financial instruments could potentially expose Indemnity to concentrations of credit risk, including unsecured receivables from the Exchange.  A majority of Indemnity’s revenue and receivables are from the Exchange and affiliates.  See also Note 4, “Variable Interest Entity.”

Management fees and expense allocation amounts payable from the Exchange to Indemnity were $381 million and $331 million at September 30, 2015 and December 31, 2014, respectively.  The payable from EFL to Indemnity for expense allocations and interest on the surplus note totaled $4 million at September 30, 2015 and December 31, 2014.

Note receivable from EFL – Indemnity is due $25 million from EFL in the form of a surplus note that was issued in 2003.  The note may be repaid only out of unassigned surplus of EFL.  Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner.  The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually, subject to prior approval by the Pennsylvania Insurance Commissioner.  For each of the nine months ended September 30, 2015 and 2014, Indemnity recognized interest income on the note of $1.3 million.

Income attributable to Indemnity shareholder interest

	Indemnity Shareholder Interest
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Management operations:
Management fee revenue, net	$389	$362	$1,127	$1,047
Service agreement revenue	7	8	22	23
Total revenue from management operations	396	370	1,149	1,070
Cost of management operations	328	308	958	882
Income from management operations before taxes	68	62	191	188
Investment operations:
Net investment income	4	4	13	12
Net realized investment gains	0	0	0	1
Net impairment losses recognized in earnings	(1)	0	(1)	0
Equity in earnings of limited partnerships	4	4	17	13
Income from investment operations before taxes	7	8	29	26
Income from operations before income taxes	75	70	220	214
Provision for income taxes	25	23	75	72
Net income attributable to Indemnity	$50	$47	$145	$142

Indemnity’s components of direct cash flows as included in the Consolidated Statements of Cash Flows

	Indemnity Shareholder Interest
(in millions)	Nine months ended September 30,
	2015	2014
Management fee received	$1,094	$1,011
Service agreement fee received	23	23
Net investment income received	19	16
Limited partnership distributions	12	12
Decrease in reimbursements collected from affiliates	(17)	(7)
Commissions and bonuses paid to agents	(633)	(576)
Salaries and wages paid	(115)	(116)
Pension contribution and employee benefits paid	(34)	(42)
General operating expenses paid	(144)	(140)
Income taxes paid	(74)	(70)
Net cash provided by operating activities	131	111
Net cash used in investing activities	(6)	(6)
Net cash used in financing activities	(95)	(109)
Net increase (decrease) in cash and cash equivalents	30	(4)
Cash and cash equivalents at beginning of period	92	49
Cash and cash equivalents at end of period	$122	$45

Note 16.  Subsequent Events

Other than Indemnity and the Exchange amending their respective bank revolving lines of credit on October 28, 2015, as discussed in Note 8. "Bank Line of Credit," no items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure.

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

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Management operations:
Management fee revenue, net	$389	$362	$—	$—	$(389)	$(362)	$—	$—
Service agreement revenue	7	8	—	—	—	—	7	8
Total revenue from management operations	396	370	—	—	(389)	(362)	7	8
Cost of management operations	328	308	—	—	(328)	(308)	—	—
Income from management operations before taxes	68	62	—	—	(61)	(54)	7	8
Property and casualty insurance operations:
Net premiums earned	—	—	1,447	1,333	—	—	1,447	1,333
Losses and loss expenses	—	—	912	908	(1)	(1)	911	907
Policy acquisition and underwriting expenses	—	—	420	387	(63)	(56)	357	331
Income from property and casualty insurance operations before taxes	—	—	115	38	64	57	179	95
Life insurance operations:(1)
Total revenue	—	—	49	48	0	0	49	48
Total benefits and expenses	—	—	38	38	0	0	38	38
Income from life insurance operations before taxes	—	—	11	10	0	0	11	10
Investment operations:(1)
Net investment income	4	4	95	90	(3)	(3)	96	91
Net realized investment losses	0	0	(292)	(88)	—	—	(292)	(88)
Net impairment losses recognized in earnings	(1)	0	(3)	0	—	—	(4)	0
Equity in earnings of limited partnerships	4	4	39	30	—	—	43	34
Income (loss) from investment operations before taxes	7	8	(161)	32	(3)	(3)	(157)	37
Income (loss) from operations before income taxes and noncontrolling interest	75	70	(35)	80	—	—	40	150
Provision for income taxes	25	23	(18)	19	—	—	7	42
Net income (loss)	$50	$47	$(17)	$61	$—	$—	$33	$108

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

Net income decreased in the third quarter of 2015 compared to the third quarter of 2014 due to losses experienced from our investment operations, which was somewhat offset by higher underwriting gains from our property and casualty insurance operations. Our investment operations generated higher net realized losses on investments in the third quarter of 2015 compared to 2014. Contributing to the property and casualty insurance operations underwriting results was an 8.5% increase in earned premium in the third quarter of 2015, driven by increases in policies in force and average premium per policy. Lower current accident year non-catastrophe losses also contributed to the improved underwriting results compared to 2014.

	Indemnity shareholder interest		Noncontrolling interest (Exchange)		Eliminations of related party transactions		Erie Insurance Group
(in millions)	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Management operations:
Management fee revenue, net	$1,127	$1,047	$—	$—	$(1,127)	$(1,047)	$—	$—
Service agreement revenue	22	23	—	—	—	—	22	23
Total revenue from management operations	1,149	1,070	—	—	(1,127)	(1,047)	22	23
Cost of management operations	958	882	—	—	(958)	(882)	—	—
Income from management operations before taxes	191	188	—	—	(169)	(165)	22	23
Property and casualty insurance operations:
Net premiums earned	—	—	4,239	3,899	—	—	4,239	3,899
Losses and loss expenses	—	—	2,897	3,016	(3)	(4)	2,894	3,012
Policy acquisition and underwriting expenses	—	—	1,222	1,132	(175)	(173)	1,047	959
Income (loss) from property and casualty insurance operations before taxes	—	—	120	(249)	178	177	298	(72)
Life insurance operations:(1)
Total revenue	—	—	144	144	0	(1)	144	143
Total benefits and expenses	—	—	110	111	0	0	110	111
Income from life insurance operations before taxes	—	—	34	33	0	(1)	34	32
Investment operations:(1)
Net investment income	13	12	284	263	(9)	(11)	288	264
Net realized investment gains (losses)	0	1	(244)	95	—	—	(244)	96
Net impairment losses recognized in earnings	(1)	0	(7)	0	—	—	(8)	0
Equity in earnings of limited partnerships	17	13	125	97	—	—	142	110
Income from investment operations before taxes	29	26	158	455	(9)	(11)	178	470
Income from operations before income taxes and noncontrolling interest	220	214	312	239	—	—	532	453
Provision for income taxes	75	72	91	61	—	—	166	133
Net income	$145	$142	$221	$178	$—	$—	$366	$320

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

Net income increased in the first nine months of 2015 compared to the first nine months of 2014 due to an underwriting gain experienced in the property and casualty insurance operations, which was somewhat offset by lower earnings from our investment operations. Contributing to the property and casualty insurance operations underwriting results was an 8.7% increase in earned premium in the first nine months of 2015, driven by increases in policies in force and average premium per policy. Lower current accident year catastrophe losses combined with favorable development on prior accident year loss reserves also contributed to the improved underwriting results compared to 2014. Our investment operations generated net realized losses on investments in the first nine months of 2015 compared to gains in 2014, offset somewhat by increases in earnings from limited partnerships and net investment income.

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

The following table reconciles operating income and net income for the Indemnity shareholder interest:

	Indemnity Shareholder Interest
(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Operating income attributable to Indemnity	$51	$47	$146	$141
Net realized investment (losses) gains and impairments	(1)	0	(1)	1
Income tax benefit (expense)	0	0	0	0
Realized (losses) gains and impairments, net of income taxes	(1)	0	(1)	1
Net income attributable to Indemnity	$50	$47	$145	$142

Per Indemnity Class A common share-diluted:
Operating income attributable to Indemnity	$0.95	$0.90	$2.76	$2.70
Net realized investment (losses) gains and impairments	(0.01)	0.00	(0.01)	0.02
Income tax benefit (expense)	0.00	0.00	0.00	(0.01)
Realized (losses) gains and impairments, net of income taxes	(0.01)	0.00	(0.01)	0.01
Net income attributable to Indemnity	$0.94	$0.90	$2.75	$2.71

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

The property and casualty insurance operation’s premium growth strategy focuses on growth by expansion of existing operations including a careful agency selection process and increased market penetration in existing operating territories.  Expanding the size of our existing agency force of nearly 2,200 independent agencies, with over 11,400 licensed property and casualty representatives, will contribute to future growth as new agents build their books of business with the Property and Casualty Group.

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

Management Operations
Indemnity earns management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship, which is eliminated upon consolidation. A summary of the results of our management operations is as follows:

	Indemnity Shareholder Interest
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2015	2014	% Change		2015	2014	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$389	$362	7.5%		$1,127	$1,047	7.6%
Service agreement revenue	7	8	(3.2)		22	23	(2.4)
Total revenue from management operations	396	370	7.3		1,149	1,070	7.4
Cost of management operations	328	308	6.4		958	882	8.6
Income from management operations – Indemnity (1)	$68	$62	11.8%		$191	$188	1.7%
Gross margin	17.2%	16.5%	0.7	pts.	16.6%	17.5%	(0.9)	pts.

(1)	The Indemnity shareholder interest retains 100% of the income from the management operations.

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

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
	(Unaudited)			(Unaudited)
Property and Casualty Group direct written premium	$1,557	$1,449	7.5%	$4,520	$4,202	7.6%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	389	363	7.5	1,130	1,051	7.6
Change in allowance for management fee returned on cancelled policies (1)	0	(1)	NM	(3)	(4)	NM
Management fee revenue, net of allowance	$389	$362	7.5%	$1,127	$1,047	7.6%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Management fee revenue increased $27 million, or 7.5%, in the third quarter of 2015, and $80 million, or 7.6%, in the first nine months of 2015, compared to the same respective periods in 2014. Direct written premium of the Property and Casualty Group increased 7.5% in the third quarter of 2015 and 7.6% in the first nine months of 2015, compared to the same periods in 2014, due to a 3.8% increase in policies in force and a 3.9% increase in the year-over-year average premium per policy for all lines of business.  See the “Property and Casualty Insurance Operations” segment that follows for a complete discussion of property and casualty direct written premium, which has a direct bearing on Indemnity’s management fee.

The management fee rate was set at 25%, the maximum rate, for both 2015 and 2014.  Changes in the management fee rate can affect the Indemnity shareholder interest's revenue and net income from this segment significantly.

Service agreement revenue
Service agreement revenue includes service charges Indemnity collects from policyholders for providing extended payment terms on policies written by the Property and Casualty Group and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7 million and $8 million in the third quarters of 2015 and 2014, respectively, and $22 million and $23 million in the nine months ended September 30, 2015 and 2014, respectively.  The consistency in the service fee revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Indemnity Shareholder Interest
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$223	$208	7.5%	$641	$587	9.1%
Non-commission expense:
Sales and advertising	$15	$15	NM	$47	$45	5.3
Underwriting and policy processing	34	31	8.9	101	95	6.7
Information technology	28	32	(12.2)	94	91	3.3
Customer service	8	7	9.8	22	20	9.7
Administrative and other	20	15	26.3	53	44	19.6
Total non-commission expense	105	100	4.2	317	295	7.6
Total cost of management operations	$328	$308	6.4%	$958	$882	8.6%

 NM = not meaningful

Commissions – Commissions increased $15 million in the third quarter of 2015 and $54 million for the nine months ended September 30, 2015 compared to the same respective periods in 2014. The majority of the increases were driven by the 7.5% and 7.6% increases in direct written premiums of the Property and Casualty Group for the third quarter and nine months ended September 30, 2015, respectively, while about one-third of the increase for the nine months ended September 30, 2015 was due to higher agent incentive costs related to profitable growth.  The estimated agent incentive payout, at the end of each quarter, is based on actual underwriting results for the two prior years and the current year-to-date period.  Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense increased $5 million in the third quarter of 2015 compared to the third quarter of 2014.  Underwriting and policy processing costs increased $3 million due to increased personnel costs. Information technology costs decreased $4 million, which included $5 million in decreased professional fees offset by $1 million in increased hardware and software costs. Administrative and other expenses increased $5 million, which included $4 million in personnel costs and $1 million in professional fees. Personnel costs in all expense categories include increases of $1 million in pension costs, $2 million in medical costs and $4 million in the estimate for incentive plan compensation related to the underwriting performance in the third quarter of 2015 compared to the same period in 2014.

Non-commission expense increased $22 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Sales and advertising costs increased $2 million due to increased personnel costs. Underwriting and policy processing costs increased $6 million due to increased personnel costs. Information technology costs increased $3 million, which included $2 million in hardware and software costs and $1 million in personnel costs. Administrative and other expenses increased $9 million, which included $6 million in personnel costs and $3 million in professional fees. Personnel costs in all expense categories include increases of $4 million in pension costs, $3 million in medical costs and $5 million in the estimate for incentive plan compensation related to the underwriting performance in the first nine months of 2015 compared to the same period in 2014.

Gross margin
The gross margin in the third quarter of 2015 was 17.2% compared to 16.5% in the third quarter of 2014, and was 16.6% for the nine months ended September 30, 2015 compared to 17.5% for the nine months ended September 30, 2014. The 0.9 point decrease in gross margin for the nine months ended September 30, 2015 was driven primarily by the increased estimated agent incentive payout discussed above.

Property and Casualty Insurance Operations
The Property and Casualty Group operates in 12 Midwestern, Mid-Atlantic, and Southeastern states and the District of Columbia and primarily writes private passenger automobile, homeowners, commercial multi-peril, commercial automobile, and workers compensation lines of insurance.  A summary of the results of our property and casualty insurance operations is as follows:

	Property and Casualty Group
	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2015	2014	% Change		2015	2014	% Change
	(Unaudited)				(Unaudited)
Premiums:
Direct written premium	$1,557	$1,449	7.5%		$4,520	$4,202	7.6%
Reinsurance premium – assumed and ceded	(5)	(5)	NM		(17)	(21)	16.0
Net written premium	1,552	1,444	7.5		4,503	4,181	7.7
Change in unearned premium	(105)	(111)	4.6		(264)	(282)	6.2
Net premiums earned	1,447	1,333	8.5		4,239	3,899	8.7
Losses and loss expenses:
Current accident year, excluding catastrophe losses	872	888	(1.8)		2,783	2,681	3.8
Current accident year catastrophe losses	77	51	49.8		214	388	(45.0)
Prior accident years, including prior year catastrophe losses	(37)	(31)	(19.4)		(100)	(53)	(87.8)
Losses and loss expenses	912	908	0.4		2,897	3,016	(3.9)
Policy acquisition and other underwriting expenses	420	387	8.4		1,222	1,132	7.9
Total losses and expenses	1,332	1,295	2.8		4,119	4,148	(0.7)
Underwriting income (loss) – Exchange(1)	$115	$38	NM	%	$120	$(249)	NM	%

Loss and loss expense ratios:
Current accident year loss ratio, excluding catastrophe losses	60.3%	66.6%	(6.3)	pts.	65.6%	68.7%	(3.1)	pts.
Current accident year catastrophe loss ratio	5.3	3.8	1.5		5.1	10.0	(4.9)
Prior accident year loss ratio, including prior year catastrophe losses	(2.5)	(2.3)	(0.2)		(2.4)	(1.4)	(1.0)
Total loss and loss expense ratio	63.1	68.1	(5.0)		68.3	77.3	(9.0)
Policy acquisition and other underwriting expense ratio	29.0	29.0	0.0		28.8	29.0	(0.2)
Combined ratio	92.1%	97.1%	(5.0)	pts.	97.1%	106.3%	(9.2)	pts.

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

Premiums
Direct written premium – Direct written premium of the Property and Casualty Group increased 7.5% to $1.6 billion in the third quarter of 2015, from $1.4 billion in the third quarter of 2014, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 3.8% in the third quarter of

2015 as the result of continuing strong policyholder retention, compared to an increase of 4.5% in the third quarter of 2014.  The year-over-year average premium per policy for all lines of business increased 3.9% at September 30, 2015, compared to 4.1% at September 30, 2014.

Premiums generated from new business decreased 1.0% to $187 million in the third quarter of 2015, compared to an increase of 8.8% in the third quarter of 2014.  Underlying the trend in new business premiums was a 0.2% decrease in new business policies written in the third quarter of 2015, compared to an increase of 5.6% in the third quarter of 2014, while the year-over-year average premium per policy on new business increased 2.8% at September 30, 2015, compared to 1.9% at September 30, 2014.

Premiums generated from renewal business increased 8.8% to $1.4 billion in the third quarter of 2015, compared to an increase of 8.8% to $1.3 billion in the third quarter of 2014.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios.  The renewal business year-over-year average premium per policy increased 4.1% at September 30, 2015, compared to 4.4% at September 30, 2014.  The Property and Casualty Group’s year-over-year policy retention ratio was 90.0% at September 30, 2015, 90.3% at December 31, 2014, and 90.5% at September 30, 2014.

Personal lines – Total personal lines premiums written increased 6.5% to $1.1 billion in the third quarter of 2015, compared to an increase of 8.2% in the third quarter of 2014, driven by an increase of 3.9% in the total personal lines policies in force and an increase of 2.8% in the total personal lines year-over-year average premium per policy.

New business premiums written on personal lines increased 3.0% in the third quarter of 2015, compared to 7.1% in the third quarter of 2014, driven by increases in new business policies written in the private passenger auto and homeowners lines of business and average premium per policy.  Personal lines new business policies written increased 0.9% in the third quarter of 2015, compared to 5.3% in the third quarter of 2014, while the year-over-year average premium per policy on personal lines new business increased 2.9% at September 30, 2015, compared to 3.2% at September 30, 2014.

•
Private passenger auto new business premiums written increased 3.4% in the third quarter of 2015, compared to 8.7% in the third quarter of 2014.  New business policies written for private passenger auto increased 0.1% in the third quarter of 2015, compared to 6.2% in the third quarter of 2014, while the new business year-over-year average premium per policy for private passenger auto increased 3.4% at September 30, 2015, compared to 3.5% at September 30, 2014.

•
Homeowners new business premiums written increased 3.0% in the third quarter of 2015, compared to 3.2% in the third quarter of 2014.  New business policies written for homeowners increased 3.6% in the third quarter of 2015, compared to 0.9% in the third quarter of 2014.  The new business year-over-year average premium per policy for homeowners increased 1.9% at September 30, 2015, compared to 3.7% at September 30, 2014.

Renewal premiums written on personal lines increased 7.0% in the third quarter of 2015, compared to 8.3% in the third quarter of 2014, driven by increases in average premium per policy and steady policy retention ratios.  The year-over-year average premium per policy on personal lines renewal business increased 2.8% at September 30, 2015, compared to 3.7% at September 30, 2014.  The personal lines year-over-year policy retention ratio was 90.6% at September 30, 2015, 90.9% at December 31, 2014, and 91.0% at September 30, 2014.

•
Private passenger auto renewal premiums written increased 7.0% in the third quarter of 2015, compared to 6.6% in the third quarter of 2014.  The year-over-year average premium per policy on private passenger auto renewal business increased 2.2% at September 30, 2015, compared to 1.8% at September 30, 2014.  The private passenger auto year-over-year policy retention ratio was 91.5% at September 30, 2015, 91.7% at December 31, 2014, and 91.8% at September 30, 2014.

•
Homeowners renewal premiums written increased 6.7% in the third quarter of 2015, compared to 10.9% in the third quarter of 2014.  The year-over-year average premium per policy on homeowners renewal business increased 4.3% at September 30, 2015, compared to 7.3% at September 30, 2014.  The homeowners year-over-year policyholder retention ratio was 89.4% at September 30, 2015, 89.8% at December 31, 2014, and 89.9% at September 30, 2014.

Commercial lines – Total commercial lines premiums written increased 10.3% to $424 million in the third quarter of 2015, from $385 million in the third quarter of 2014, driven by a 3.4% increase in the total commercial lines policies in force and a 7.0% increase in the total commercial lines year-over-year average premium per policy.

New business premiums written on commercial lines decreased 10.1% in the third quarter of 2015, compared to an increase of 12.4% in the third quarter of 2014, driven by decreases in new business policies written seen across all commercial lines of business. Commercial lines new business policies written decreased 6.8% in the third quarter of 2015, compared to an increase of 7.7% in the third quarter of 2014, while the year-over-year average premium per policy on commercial lines new business increased 3.8% at September 30, 2015, compared to 0.9% at September 30, 2014.

Renewal premiums for commercial lines increased 14.1% in the third quarter of 2015, compared to 10.2% in the third quarter of 2014, driven by increases in average premium per policy and steady policy retention ratios.  The combined impact of these increases was seen primarily in the commercial multi-peril, commercial auto and workers compensation lines of business.  The year-over-year average premium per policy on commercial lines renewal business increased 7.4% at September 30, 2015, compared to 5.9% at September 30, 2014.  The year-over-year policy retention ratio for commercial lines was 86.1% at September 30, 2015, 86.5% at December 31, 2014, and 86.7% at September 30, 2014.

Future trends — premium revenue – We plan to continue our efforts to grow Property and Casualty Group premiums and improve our competitive position in the marketplace.  Expanding the size of our agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business with the Property and Casualty Group. At September 30, 2015, we had nearly 2,200 agencies with over 11,400 licensed property and casualty representatives.

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

Losses and loss expenses
Current accident year, excluding catastrophe losses – The current accident year loss and loss expense ratio for all lines of business, excluding catastrophe losses, was 60.3% in the third quarter of 2015, compared to 66.6% in the third quarter of 2014, and was 65.6% for the nine months ended September 30, 2015, compared to 68.7% for the nine months ended September 30, 2014. The improvement in the first nine months of 2015 was driven primarily by a lower volume of non-catastrophe weather related claims than in the first nine months of 2014. The higher volume of non-catastrophe claims in the first nine months of 2014 resulted from more severe winter weather.

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

Catastrophe losses for the current accident year, as defined by the Property and Casualty Group, totaled $77 million in the third quarter of 2015, compared to $51 million in the third quarter of 2014, and contributed 5.3 points and 3.8 points, respectively, to the loss ratios. For the nine months ended September 30, 2015, catastrophe losses for the current accident year totaled $214 million, compared to $388 million for the nine months ended September 30, 2014, and contributed 5.1 points and 10.0 points, respectively, to the loss ratios. Catastrophe losses in the first nine months of 2014 primarily resulted from many smaller events across our footprint and a large hail storm that occurred in the state of Pennsylvania.

Prior accident years, including prior accident year catastrophe losses – The following table provides a breakout of our property and casualty insurance operation’s prior year loss reserve development, including prior accident year catastrophe loss reserves, by type of business:

	Property and Casualty Group
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Direct business, including reserves for catastrophe losses and salvage and subrogation	$(38)	$(35)	$(108)	$(62)
Assumed reinsurance business	2	2	12	12
Ceded reinsurance business	(1)	2	(4)	(3)
Total prior year loss development	$(37)	$(31)	$(100)	$(53)

Negative amounts represent a redundancy (decrease in reserves), while positive amounts represent a deficiency (increase in reserves).

Direct business, including reserves for catastrophe losses and salvage and subrogation – In the third quarter of 2015, the Property and Casualty Group experienced favorable development on direct prior accident year loss reserves of $38 million that improved the combined ratio by 2.6 points, compared to favorable development of $35 million in the third quarter of 2014 that improved the combined ratio by 2.6 points. For the nine months ended September 30, 2015, favorable development of direct prior accident year loss reserves totaled $108 million and improved the combined ratio by 2.5 points, compared to favorable development of $62 million that improved the combined ratio by 1.6 points for the nine months ended September 30, 2014.

The favorable development in the first nine months of 2015 was seen across all major lines of business. In the first nine months of 2014, the favorable development was primarily due to the workers compensation, commercial multi-peril and personal auto lines of business, offset somewhat by adverse development in the commercial auto line of business.

Assumed reinsurance – The Property and Casualty Group experienced adverse development on prior accident year loss reserves for its assumed reinsurance business totaling $2 million in both the third quarters of 2015 and 2014. In the first nine months of 2015 and 2014, adverse development on prior accident year loss reserves for the assumed reinsurance business totaled $12 million for both periods. The adverse development in both the first nine months of 2015 and 2014 was primarily from the involuntary private passenger auto and workers compensation lines of business.

Ceded reinsurance – The Property and Casualty Group’s ceded reinsurance reserve recoveries increased by $1 million in the third quarter of 2015 and decreased by $2 million in the third quarter of 2014, and increased by $4 million and $3 million in the first nine months of 2015 and 2014, respectively.  An increase in ceded recoveries is reflected as favorable loss development as it represents an increase in recoveries resulting from adverse development on our direct loss reserves, while a decrease in ceded recoveries is reflected as adverse loss development as it represents a decrease in recoveries resulting from favorable development on our direct loss reserves.  In the first nine months of 2015, the increase in ceded recoveries was primarily due to adverse development related to the commercial multi-peril and workers compensation lines of business, whereas the increase in the first nine months of 2014 was primarily due to adverse development related to the commercial multi-peril line of business.

Policy acquisition and other underwriting expenses – Our policy acquisition and other underwriting expense ratio was 29.0% in both the third quarters of 2015 and 2014, and decreased 0.2 points to 28.8% for the nine months ended September 30, 2015, from 29.0% for the nine months ended September 30, 2014. The management fee rate was 25% for the periods ended September 30, 2015 and 2014.
Life Insurance Operations
EFL is a Pennsylvania-domiciled life insurance company which underwrites and sells individual and group life insurance policies and fixed annuities and operates in 11 states and the District of Columbia.  A summary of the results of our life insurance operations is as follows:

	Erie Family Life Insurance Company
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	% Change	2015	2014	% Change
	(Unaudited)			(Unaudited)
Individual and group life premiums, gross	$32	$31	3.1%	$97	$93	3.8%
Reinsurance premiums – ceded	(7)	(9)	8.0	(28)	(29)	2.6
Individual and group life premiums, net	25	22	7.4	69	64	6.7
Other revenue	0	0	NM	1	1	NM
Total net policy revenue	25	22	7.5	70	65	6.7
Net investment income	24	24	NM	72	71	0.9
Net realized gains on investments	0	3	NM	1	8	NM
Impairment losses recognized in earnings	0	(1)	NM	0	(1)	NM
Equity in earnings of limited partnerships	0	0	NM	1	1	NM
Total revenues	49	48	NM	144	144	NM
Benefits and other changes in policy reserves	28	28	NM	81	83	(2.0)
Amortization of deferred policy acquisition costs	3	4	NM	10	10	NM
Other operating expenses	7	6	0.6	19	18	3.3
Total benefits and expenses	38	38	NM	110	111	(1.2)
Income before taxes – Exchange(1)	$11	$10	NM %	$34	$33	1.4%

NM = not meaningful

(1)	The Exchange retains 100% of the income from the life insurance operations.

Policy revenue
Gross policy revenues increased 3.1% to $32 million in the third quarter 2015, from $31 million in the third quarter of 2014.  EFL uses, and has used, a variety of reinsurance programs to reduce claims volatility and for other financial benefits.  While the amount of risk that EFL retains can vary based upon the type of policy issued and the year it was issued, EFL generally does not retain more than $1 million of risk on any individual life.  Ceded reinsurance premiums totaled $7 million in the third quarter of 2015 and $9 million in the third quarter of 2014. For the nine months ended September 30, 2015, compared to 2014, gross policy revenues totaled $97 million and $93 million, respectively, while ceded reinsurance premiums totaled $28 million and $29 million for the nine months ended September 30, 2015 and 2014, respectively.

Annuity and universal life premiums that are recorded as deposits totaled $14 million and $18 million in the third quarters of 2015 and 2014, respectively, and $45 million and $50 million for the nine months ended September 30, 2015 and 2014, respectively, and therefore are not reflected in individual and group life premiums in the table above.

Investment revenue
EFL's investment revenue decreased in the third quarter and the first nine months of 2015 due to lower net realized gains on investments, compared to the same respective periods in 2014. See the “Investment Operations” segment discussion that follows for further information.

Benefits and expenses
In the third quarter and first nine months of 2015, total benefits and expenses remained relatively flat compared to the third quarter and first nine months of 2014.

Investment Operations
The investment results related to our life insurance operations are included in the investment operations segment discussion as part of the Exchange’s investment results.  A summary of the results of our investment operations is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Indemnity	(Unaudited)			(Unaudited)
Net investment income	$4	$4	NM %	$13	$12	9.0%
Net realized investment gains	0	0	NM	0	1	NM
Net impairment losses recognized in earnings	(1)	0	NM	(1)	0	NM
Equity in earnings of limited partnerships	4	4	NM	17	13	33.5
Net revenue from investment operations – Indemnity	$7	$8	(5.0)%	$29	$26	13.0%
Exchange
Net investment income	$119	$114	4.5%	$356	$334	6.7%
Net realized investments (losses) gains	(292)	(85)	NM	(243)	103	NM
Net impairment losses recognized in earnings	(3)	(1)	NM	(7)	(1)	NM
Equity in earnings of limited partnerships	39	30	28.2	126	98	28.4
Net revenue from investment operations – Exchange(1)	$(137)	$58	NM %	$232	$534	(56.6)%
NM = not meaningful

(1)
The Exchange’s investment results for the third quarters of 2015 and 2014 include net investment revenues from EFL’s operations of $24 million and $26 million, respectively. The Exchange's investment results for the first nine months of 2015 and 2014 include net investment revenues from EFL’s operations of $74 million and $79 million, respectively.

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios net of investment expenses.  Indemnity’s net investment income was unchanged in the third quarter of 2015, compared to the third quarter of 2014, while the Exchange’s net investment income increased by $5 million.  Indemnity’s net investment income increased by $1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, while the Exchange’s net investment income increased by $22 million. The increases in net investment income for both Indemnity and the Exchange during these periods were primarily due to higher invested balances in fixed maturities.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings for Indemnity were $0.5 million for the third quarter, and $0.6 million for the nine months ended September 30, 2015, compared to less than $0.1 million for the third quarter, and $0.1 million for the nine months ended September 30, 2014. Net impairment losses recorded in earnings for the Exchange were $3 million for the third quarter, and $7 million for the nine months ended September 30, 2015, compared to $1 million for both the third quarter and the nine months ended September 30, 2014. The impairment activity for both Indemnity and the Exchange during these periods was primarily due to securities in an unrealized loss position that we intended to sell prior to an expected recovery of fair value to cost.

Net realized investment gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Indemnity	(Unaudited)		(Unaudited)
Securities sold:
Fixed maturities	$(1)	$0	$(1)	$0
Equity securities	1	0	1	1
Total net realized investment gains – Indemnity(1)	$0	$0	$0	$1
Exchange
Securities sold:
Fixed maturities	$(5)	$6	$0	$15
Equity securities	7	0	17	8
Common stock equity securities	33	84	176	196
Common stock (decreases) increases in fair value(2)	(327)	(175)	(436)	(116)
Total net realized investment (losses) gains – Exchange(1) (3)	$(292)	$(85)	$(243)	$103

(1)	See Item 1. “Financial Statements – Note 7. Investments,” contained within this report for additional disclosures regarding net realized gains (losses) on investments.

(2)	The fair value on our common stock portfolio is based upon exchange traded prices provided by a nationally recognized pricing service.

(3)
The Exchange’s results for the third quarter of 2015 and 2014 include net realized gains from EFL’s operations of $0.4 million and $3 million. The Exchange's results for the first nine months of 2015 and 2014 include net realized gains from EFL’s operations of $1 million and $8 million, respectively.

Net realized gains and losses on investments include the changes in fair value of common stocks designated as trading securities, and gains and losses resulting from the actual sales of all security categories.  Indemnity generated net realized losses of $0.5 million in the third quarter of 2015, compared to gains of $0.1 million in the third quarter of 2014, while the Exchange generated net realized losses of $292 million and $85 million in the same respective periods. Indemnity generated net realized losses of $0.1 million for the nine months ended September 30, 2015, compared to gains of $1 million for the nine months ended September 30, 2014, while the Exchange generated net realized losses of $243 million, compared to gains of $103 million, in the same respective periods.

Net realized gains and losses for Indemnity during these periods represented modest realized gains and losses from sales of fixed maturity and equity securities. Net realized losses for the Exchange in the third quarter of 2014 and 2015, and the nine months ended September 30, 2015, were due to decreases in fair value of common stocks, which more than offset realized gains from sales of securities. Net realized gains for the Exchange for the nine months ended September 30, 2014 reflected realized gains from the sales of securities, which more than offset decreases in fair value of common stock.

Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

	Erie Insurance Group
(in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Indemnity	(Unaudited)		(Unaudited)
Private equity	$3	$0	$13	$4
Mezzanine debt	1	1	2	2
Real estate	0	3	2	7
Total equity in earnings of limited partnerships – Indemnity	$4	$4	$17	$13
Exchange
Private equity	$28	$14	$90	$47
Mezzanine debt	5	5	15	16
Real estate	6	11	21	35
Total equity in earnings of limited partnerships – Exchange (1)	$39	$30	$126	$98

(1)
The Exchange’s results for the third quarter of 2015 and 2014 include equity in earnings of limited partnerships from EFL's operations of less than $0.1 million of losses and $0.5 million of earnings, respectively. The Exchange’s results for both the first nine months of 2015 and 2014 include equity in earnings of limited partnerships from EFL's operations of $1 million.

Indemnity’s equity in earnings of limited partnerships was unchanged in the third quarter of 2015, compared to the third quarter of 2014, while the Exchange’s equity in earnings of limited partnerships increased $9 million.  Indemnity’s equity in earnings of limited partnerships increased $4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, while the Exchange’s equity in earnings of limited partnerships increased $28 million. The increases in earnings for both Indemnity and the Exchange during these periods were primarily due to higher earnings from private equity investments partially offset by lower earnings from real estate investments.

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

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2015 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2014 and the first two quarters of 2015.

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

Distribution of investments

	Erie Insurance Group
	Carrying value at		Carrying value at
(in millions)	September 30, 2015	% to total	December 31, 2014	% to total
Indemnity	(Unaudited)
Fixed maturities	$588	84%	$564	80%
Equity securities:
Preferred stock	8	1	12	2
Common stock	12	2	13	2
Limited partnerships:
Private equity	51	7	52	7
Mezzanine debt	13	2	14	2
Real estate	31	4	47	7
Real estate mortgage loans	1	0	1	0
Total investments – Indemnity	$704	100%	$703	100%
Exchange
Fixed maturities	$9,392	67%	$9,007	65%
Equity securities:
Preferred stock	623	5	710	5
Common stock	3,078	22	3,363	24
Limited partnerships:
Private equity	418	3	418	3
Mezzanine debt	166	1	170	1
Real estate	248	2	278	2
Life policy loans	19	0	18	0
Real estate mortgage loans	2	0	2	0
Total investments – Exchange	$13,946	100%	$13,966	100%
Total investments – Erie Insurance Group	$14,650		$14,669

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $237 million, or 40%, of the total fixed maturity portfolio for Indemnity and $1.5 billion, or 16%, of the fixed maturity portfolio for the Exchange at September 30, 2015.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Indemnity’s net unrealized gains on fixed maturities, net of deferred taxes, amounted to $4 million at September 30, 2015, compared to $6 million at December 31, 2014.  At September 30, 2015, the Exchange had net unrealized gains on fixed maturities of $187 million, compared to $303 million at December 31, 2014.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating for Indemnity and the Exchange, respectively:

	Erie Insurance Group(1)
	At September 30, 2015
(in millions)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Indemnity
Basic materials	$0	$0	$2	$3	$2	$7
Communications	0	0	2	20	10	32
Consumer	0	0	7	23	27	57
Diversified	0	0	0	0	0	0
Energy	0	0	2	6	8	16
Financial	0	2	43	38	12	95
Government-municipal	110	106	20	1	0	237
Industrial	0	0	1	5	9	15
Structured securities(2)	35	33	22	15	1	106
Technology	0	0	2	4	4	10
Utilities	0	0	9	3	1	13
Total – Indemnity	$145	$141	$110	$118	$74	$588
Exchange
Basic materials	$0	$0	$61	$179	$51	$291
Communications	0	0	161	421	141	723
Consumer	0	42	380	777	261	1,460
Diversified	0	0	12	1	7	20
Energy	7	95	143	530	83	858
Financial	0	138	1,213	1,449	173	2,973
Foreign government	0	5	4	55	22	86
Government-municipal	455	863	131	27	0	1,476
Government sponsored enterprises	0	4	0	0	0	4
Industrial	5	0	158	259	76	498
Structured securities(2)	51	30	32	43	0	156
Technology	0	58	103	128	31	320
U.S. Treasury	0	8	0	0	0	8
Utilities	0	3	170	315	31	519
Total – Exchange	$518	$1,246	$2,568	$4,184	$876	$9,392

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector for Indemnity and Exchange, respectively:

	Erie Insurance Group
	Fair value at:
(in millions)	September 30, 2015		December 31, 2014
	(Unaudited)
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Indemnity
Communications	$0	$0	$1	$0
Financial	6	0	7	0
Funds (1)	0	12	0	13
Utilities	2	0	4	0
Total – Indemnity	$8	$12	$12	$13
Exchange
Basic materials	$0	$70	$0	$88
Communications	0	236	6	278
Consumer	24	930	16	980
Diversified	0	12	0	19
Energy	0	133	0	187
Financial	498	580	587	590
Funds (1)	0	432	0	435
Government sponsored enterprises	14	0	0	0
Industrial	0	376	0	456
Technology	1	257	1	268
Utilities	86	52	100	62
Total – Exchange	$623	$3,078	$710	$3,363

(1)
 Includes certain exchange traded funds with underlying holdings of fixed maturity securities totaling $12 million for Indemnity and $97 million for the Exchange at September 30, 2015, and $13 million for Indemnity and $140 million for the Exchange at December 31, 2014. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities. Remaining common stock investments are classified as trading securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Consolidated Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized loss on equity securities classified as available-for-sale, net of deferred taxes, for Indemnity was less than $0.1 million at September 30, 2015, compared to a net unrealized gain of $0.6 million at December 31, 2014. The net unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, for the Exchange was $25 million at September 30, 2015, compared to a net unrealized gain of $40 million at December 31, 2014.

Our common stocks classified as trading securities are measured at fair value with all changes in fair value reflected in the Consolidated Statements of Operations.

Limited partnerships
In the third quarter of 2015, investments in limited partnerships decreased for both Indemnity and the Exchange from the investment levels at December 31, 2014.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships, which were partially offset by partnership earnings.  Indemnity has made no new limited partnership commitments since 2006, and the balance of its limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the third quarter of 2015 reflect the partnership activity experienced in the second quarter of 2015.

The components of limited partnership investments are as follows:

	Erie Insurance Group
(in millions)	At September 30, 2015	At December 31, 2014
Indemnity	(Unaudited)
Private equity	$51	$52
Mezzanine debt	13	14
Real estate	31	47
Total limited partnerships – Indemnity	$95	$113
Exchange
Private equity	$418	$418
Mezzanine debt	166	170
Real estate	248	278
Total limited partnerships – Exchange	$832	$866

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

	Property and Casualty Group
(in millions)	At September 30, 2015	At December 31, 2014
	(Unaudited)
Gross reserve liability(1):
Private passenger auto	$1,283	$1,245
Automobile massive injury	315	330
Homeowners	284	279
Workers compensation	662	636
Workers compensation massive injury	60	82
Commercial auto	407	388
Commercial multi-peril	639	630
All other lines of business	188	179
Assumed reinsurance	85	84
Gross reserves	3,923	3,853
Less: reinsurance recoverable	141	142
Net reserve liability — Exchange	$3,782	$3,711

(1)
Loss reserves are set at estimated ultimate costs, except for workers compensation loss reserves which have been discounted using an interest rate of 2.5%.  This discounting reduced unpaid losses and loss expenses by $88 million at September 30, 2015 and $89 million at December 31, 2014.

The reserves that have the greatest potential for variation are the massive injury lifetime medical claim reserves.  The Property and Casualty Group is currently reserving for 238 claimants requiring lifetime medical care, of which 93 involve massive injuries.  The reserve carried by the Property and Casualty Group for the massive injury claimants, which includes automobile massive injury and workers compensation massive injury reserves, totaled $238 million at September 30, 2015, which is net of $137 million of anticipated reinsurance recoverables, compared to $274 million at December 31, 2014, which is net of $138 million of anticipated reinsurance recoverables.

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

Cash flow activities — Erie Insurance Group
The following table provides condensed consolidated cash flow information for the nine months ended September 30:

(in millions)	Erie Insurance Group
	2015	2014
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$663	$549
Net cash used in investing activities	(475)	(533)
Net cash used in financing activities	(84)	(89)
Net increase (decrease) in cash and cash equivalents	$104	$(73)

Net cash provided by operating activities totaled $663 million and $549 million for the first nine months of 2015 and 2014, respectively.  Increased cash from operating activities for the first nine months of 2015 was driven primarily by an increase in premiums collected by the Exchange due to the increase in premiums written. This cash inflow was somewhat offset by higher income taxes paid and commissions and bonuses paid to agents compared to the first nine months of 2014.

At September 30, 2015, we recorded a net deferred tax asset of $51 million attributable to Indemnity and a net deferred tax liability of $283 million attributable to the Exchange.  There was no deferred tax valuation allowance recorded at September 30, 2015. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods, carry-back of capital loss opportunities to the three preceding years, and capital loss carry-forward opportunities to apply against future capital gains over the next five years.

Net cash used in investing activities totaled $475 million and $533 million for the first nine months of 2015 and 2014, respectively.  Investing activities in the first nine months of 2015 primarily included increased cash generated from fixed maturity sales and maturities combined with decreased preferred stock purchases, offset somewhat by increased fixed maturity and common stock purchases compared to the first nine months of 2014.  At September 30, 2015, we had contractual commitments to invest up to $547 million related to our limited partnership investments to be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $132 million, mezzanine debt securities was $216 million, and real estate activities was $199 million.

For a discussion of net cash used in financing activities, see the following section “Cash flow activities — Indemnity,” for the primary drivers of the financing cash flows related to the Indemnity shareholder interest.

Cash flow activities — Indemnity
The following table is a summary of cash flows for Indemnity for the nine months ended September 30:

(in millions)	Indemnity Shareholder Interest
	2015	2014
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$131	$111
Net cash used in investing activities	(6)	(6)
Net cash used in financing activities	(95)	(109)
Net increase (decrease) in cash and cash equivalents	$30	$(4)

See Item 1. “Financial Statements - Note 15. Indemnity Supplemental Information,” contained within this report for more detail on Indemnity’s cash flows.

Net cash provided by Indemnity’s operating activities totaled $131 million and $111 million for the first nine months of 2015 and 2014, respectively.  The increase in cash provided by operating activities for the first nine months of 2015 was primarily due to an increase in management fee revenue received, offset somewhat by increases in commissions and bonuses paid to agents compared to the first nine months of 2014. Management fee revenues were higher reflecting the increase in the premiums written or assumed by the Exchange.  Cash paid for agent commissions and bonuses increased to $633 million in the first nine months of 2015 compared to $576 million for the first nine months of 2014, as a result of an increase in cash paid for scheduled commissions and bonus awards.  Indemnity made a $17 million contribution to its pension plan in the first nine months of 2015 compared to $23 million in the first nine months of 2014.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  Indemnity is reimbursed approximately 57% of the net periodic benefit cost of the pension plan from its affiliates, which represents pension benefits for Indemnity employees performing claims and EFL functions.

At September 30, 2015, Indemnity recorded a net deferred tax asset of $51 million.  There was no deferred tax valuation allowance recorded at September 30, 2015.

Net cash used in Indemnity’s investing activities totaled $6 million for both the first nine months of 2015 and 2014.  Indemnity’s investing activities in the first nine months of 2015 primarily included decreased cash generated from fixed maturity and common and preferred stock sales and maturities, offset by decreased fixed maturity and preferred stock purchases and increased cash generated from limited partnership sales compared to the first nine months of 2014.  Also impacting Indemnity's future investing activities are limited partnership commitments, which totaled $20 million at September 30, 2015, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $8 million, mezzanine debt securities was $8 million, and real estate activities was $4 million.

Net cash used in Indemnity’s financing activities totaled $95 million and $109 million for the first nine months of 2015 and 2014, respectively.  The decrease in cash used in financing activities for the first nine months of 2015 was driven by a decrease in the cash outlay for share repurchases, offset somewhat by a slight increase in dividends paid to shareholders.

Indemnity did not repurchase any shares of its Class A nonvoting common stock in conjunction with its stock repurchase program in the first nine months of 2015. In the first nine months of 2014, shares repurchased under this program totaled 276,390 at a total cost of $19.5 million, based upon settlement date.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  Indemnity had approximately $18 million of repurchase authority remaining under this program at September 30, 2015, based upon trade date.

Additionally, in August 2015, we repurchased 2,800 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $241,469, or $86.24 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in August 2015.

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

Dividends paid to shareholders totaled $95 million for the first nine months of 2015 compared to $89 million dividends paid for the first nine months of 2014. Additionally, Indemnity increased both its Class A and Class B shareholder quarterly dividends by 7.2% for 2015, compared to 2014.  There are no regulatory restrictions on the payment of dividends to Indemnity’s shareholders.

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

Indemnity
Outside of Indemnity’s normal operating and investing cash activities, future funding requirements could be met through:
1) Indemnity’s cash and cash equivalents, which total approximately $122 million at September 30, 2015, 2) a $100 million bank revolving line of credit held by Indemnity, and 3) liquidation of assets held in Indemnity’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $423 million at September 30, 2015.  Volatility in the financial markets could impair Indemnity’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, Indemnity has the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2015, Indemnity has access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2018. As of September 30, 2015, a total of $98 million remains available under the facility due to $2 million outstanding letters of credit, which reduce the availability for letters of credit to $23 million.  Indemnity had no borrowings outstanding on its line of credit as of September 30, 2015. Bonds with a fair value of $111 million were pledged as collateral on the line at September 30, 2015. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  Indemnity was in compliance with its bank covenants at September 30, 2015. On October 28, 2015, Indemnity extended the maturity date of the revolving credit facility to November 3, 2020.

Exchange
Outside of the Exchange’s normal operating and investing cash activities, future funding requirements could be met through:
1) the Exchange’s cash and cash equivalents, which total approximately $496 million at September 30, 2015, 2) a $300 million bank revolving line of credit held by the Exchange, and 3) liquidation of assets held in the Exchange’s investment portfolio, including common stock, preferred stock, and investment grade bonds which totaled approximately $11.9 billion at September 30, 2015.  Volatility in the financial markets could impair the Exchange’s ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.

As of September 30, 2015, the Exchange has access to a $300 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on October 25, 2018. As of September 30, 2015, a total of $299 million remains available under the facility due to $1 million outstanding letters of credit, which reduce the availability for letters of credit to $24 million.  The Exchange had no borrowings outstanding on its line of credit as of September 30, 2015.  Bonds with a fair value of $326 million were pledged as collateral on the line at September 30, 2015. These securities have no trading restrictions and are reported as available-for-sale fixed maturities in the Consolidated Statements of Financial Position.  The bank requires compliance with certain covenants, which include statutory surplus and risk based capital ratios.  The Exchange was in compliance with its bank covenants at September 30, 2015. On October 28, 2015, the Exchange amended the bank revolving line of credit to $400 million and extended the maturity date to October 28, 2020. The increase in the line of credit to $400 million was driven by both favorable credit market conditions and increased need based on Exchange's growth in business.

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

Surplus Notes
Indemnity holds a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine months ended September 30, 2015 and 2014, Indemnity recognized interest income on the note of $1.3 million.

The Exchange holds a surplus note for $20 million from EFL that is payable on demand on or after December 31, 2025; however, no principal or interest payments may be made without prior approval of the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually.  For the nine months ended September 30, 2015 and 2014, the Exchange recognized interest income on the note of $0.9 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2015.  For a recent discussion of conditions surrounding our investment portfolio, see the “Operating Overview,” “Investment Operations,” and “Financial Condition, Investments” discussions contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained within this report.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Our management evaluated, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2015, Plaintiffs appealed the Department’s decision to the Pennsylvania Commonwealth Court. Briefing for this appeal is currently scheduled to be completed by November 4, 2015.

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

West Virginia Lawsuit Against EFL
EFL has been named in a lawsuit filed by the State Treasurer of West Virginia. The Complaint alleges that EFL has failed to comply with the West Virginia Uniform Unclaimed Property Act. EFL filed a motion to dismiss and a favorable decision was rendered in December 2013 with the Court dismissing the Complaint with prejudice. The State Treasurer appealed the dismissal of the lawsuit in January 2014. Briefing was completed in the fall of 2014. The West Virginia Supreme Court heard oral argument in the case on April 8, 2015 and rendered a decision on June 16, 2015, holding that West Virginia’s Unclaimed Property Act creates an implied duty for insurers to investigate and discover whether their insureds remain alive. The Court also held that the “dormancy period” for escheatment of unclaimed funds begins with the insured’s death, rather than upon receipt by the insurer of “due proof of death,” as provided in the West Virginia Insurance Code and policies issued in the State. A Petition for Rehearing was filed with the Court on July 16, 2015. The West Virginia Supreme Court denied rehearing and issued its Mandate on September 23, 2015 returning the matter to the trial court. A scheduling/status conference has been set by the trial court for November 18, 2015.

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

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of Indemnity’s Class A common stock during the quarter ending September 30, 2015 under the repurchase program. We had approximately $18 million of repurchase authority remaining under this program at September 30, 2015. During the quarter ending September 30, 2015, we repurchased 2,800 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $241,469, or $86.24 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in August 2015.

ITEM 5.	OTHER INFORMATION

On October 28, 2015, Indemnity extended the maturity date of the revolving credit facility to November 3, 2020, and the Exchange amended the bank revolving line of credit to $400 million and extended the maturity date to October 28, 2020. The increase in the line of credit to $400 million was driven by both favorable credit market conditions and increased need based on Exchange's growth in business.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
First Amendment to Amended and Restated Credit Agreement among JPMorgan Chase Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 28, 2015.

10.2
First Amendment to Second Amended and Restated Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Insurance Exchange, dated October 28, 2015.

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

Erie Indemnity Company
(Registrant)

Date:	October 29, 2015	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Interim Executive Vice President & CFO