Form 10-K
period 2015-12-31
ERIE INDEMNITY CO
filed 2016-02-25
CIK 922621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

Aggregate market value of voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.0 billion of Class A non-voting common stock as of June 30, 2015. There is no active market for the Class B voting common stock. The Class B common stock is closely held by few shareholders.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
46,189,068 shares of Class A common stock and 2,542 shares of Class B common stock outstanding on February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K (Items 10, 11, 12, 13, and 14) are incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

PART I
ITEM 1.     BUSINESS

General
Erie Indemnity Company ("Indemnity", "we", "us", "our") is a publicly held Pennsylvania business corporation that has since our incorporation in 1925 served as the attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange ("Exchange").  The Exchange, which also commenced business in 1925, is a Pennsylvania-domiciled, reciprocal insurer that writes property and casualty insurance. We function solely as the management company and all insurance operations are performed by the Exchange. We operate our business as one segment.

Our primary function as attorney-in-fact is to perform certain services for the Exchange relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints us as their common attorney-in-fact to transact certain business on their behalf and to manage the affairs of the Exchange.  Pursuant to the subscriber’s agreement and for our services as attorney-in-fact, we earn a management fee calculated as a percentage, not to exceed 25%, of the direct and assumed premiums written by the Exchange. The management fee rate is set annually by our Board of Directors.

Services
The services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2015 expenses. The underwriting services we provide include underwriting and policy processing expenses and comprised approximately 11% of our 2015 expenses. We provide information technology services that support all functions that comprised approximately 10% of our 2015 expenses. The remaining services we provide include customer service and administrative costs.

Erie Insurance Exchange
Our primary purpose is to manage the affairs at the Exchange for the benefit of the policyholders. The Exchange is our sole customer and our earnings primarily come from management fees based on the direct and assumed premiums written by the Exchange. We have no direct competition in providing these services to the Exchange.

The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 70% of the 2015 direct and assumed premiums written and commercial lines comprising the remaining 30%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, workers compensation and commercial automobile. Historically, due to policy renewal and sales patterns, the Exchange’s direct and assumed premiums written are greater in the second and third quarters than in the first and fourth quarters of the calendar year.

The Exchange is represented by independent agencies that serve as its sole distribution channel.  In addition to their principal role as salespersons, the independent agents play a significant role as underwriting and service providers and are an integral part of the Exchange’s success.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to lower financial strength ratings, significant catastrophe losses, disruption in the independent agency relationships, or products offered not meeting customer demands, the Exchange could experience difficulty retaining its existing business and attracting new business. A decline in the business of the Exchange would likely result in a reduction of total premiums paid and a corresponding decrease in the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 14, Concentrations of Credit Risk, of Notes to Financial Statements" contained within this report. See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report.

Competition
Our primary function is to provide management services to the Exchange as set forth in the subscriber’s agreement executed by each policyholder of the Exchange. There are a limited number of companies that provide services under a reciprocal insurance exchange structure. We do not directly compete against other such companies, given we are appointed by the policyholders of the Exchange to provide these services.

The direct and assumed premiums written by the Exchange drive our management fee which is our primary source of revenue. The property and casualty insurance industry is highly competitive. Property and casualty insurers generally compete on the basis of customer service, price, consumer recognition, coverages offered, claims handling, financial stability and geographic coverage. Vigorous competition, particularly in the personal lines automobile and homeowners lines of business, is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, by smaller regional insurers, and by large companies who market and sell personal lines products directly to consumers. In addition, because the insurance products of the Exchange are marketed exclusively through independent insurance agents, the Exchange faces competition within its appointed agencies based upon ease of doing business, product, price, and service relationships.

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

The Exchange’s strategic focus includes employing an underwriting philosophy and product mix targeted to produce an underwriting profit on a long-term basis through careful risk selection and rational pricing, and consistently providing superior service to policyholders and agents. The Exchange’s business model is designed to provide the advantages of localized marketing and claims servicing with the economies of scale and low cost of operations from centralized support services. The Exchange also carefully selects the independent agencies that represent it and seeks to be the lead insurer with its agents in order to enhance the agency relationship and the likelihood of receiving the most desirable underwriting opportunities from its agents.

See the risk factors related to our dependency on the growth and financial condition of the Exchange in Item 1A. "Risk Factors" contained within this report for further discussion on competition in the insurance industry.

Employees
We had over 4,800 full-time employees at December 31, 2015, of which approximately 2,200, or 46%, provide claims related services exclusively for the Exchange. The Exchange reimburses us monthly for the cost of these services.

Government Regulation
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property and Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company ("EFL"). Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

Each insurance company in the holding company system is required to register with the insurance supervisory authority of its state of domicile and furnish information regarding the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system.  Pursuant to these laws, the respective insurance departments may examine us, as the management company, and the Exchange and its wholly owned subsidiaries at any time, and may require disclosure and/or prior approval of certain transactions with the insurers and us, as an insurance holding company.

All transactions within a holding company system affecting the member insurers of the holding company system must be fair and reasonable and any charges or fees for services performed must be reasonable.  Approval by the applicable insurance commissioner is required prior to the consummation of transactions affecting the members within a holding company system.

Website Access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge on our website at www.erieinsurance.com as soon as reasonably practicable after such material is filed electronically with the Securities Exchange Commission.  Additionally, copies of our annual report on Form 10-K are available free of charge, upon written request, by contacting Investor Relations, Erie Indemnity Company,
100 Erie Insurance Place, Erie, PA 16530, or calling (800) 458-0811.

Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website and in printed form upon request, and our information statement on Schedule 14(C) is available free of charge on our website at www.erieinsurance.com.

ITEM 1A.     RISK FACTORS

Our business involves various risks and uncertainties, including, but not limited to those discussed in this section.  The risks and uncertainties described in the risk factors below, or any additional risk outside of those discussed below, could have a material adverse effect on our business, financial condition, operating results, cash flows, or liquidity if they were to develop into actual events.  This information should be considered carefully together with the other information contained in this report and in other reports and materials we file periodically with the Securities and Exchange Commission.

If the management fee rate paid by the Exchange is reduced or if there is a significant decrease in the amount of direct and assumed premiums written by the Exchange, revenues and profitability could be materially adversely affected.

We are dependent upon management fees paid by the Exchange, which represent our principal source of revenue.  Pursuant to the subscriber’s agreements with the policyholders at the Exchange, we may retain up to 25% of all direct and assumed premiums written by the Exchange.  Therefore, management fee revenue from the Exchange is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange.  Accordingly, any reduction in direct and assumed premiums written by the Exchange would have a negative effect on our revenues and net income.

The management fee rate is determined by our Board of Directors and may not exceed 25% of the direct and assumed premiums written by the Exchange.  The Board of Directors sets the management fee rate each December for the following year.  At their discretion, the rate can be changed at any time.  The factors considered by the Board of Directors in setting the management fee rate include our financial position in relation to the Exchange and the long-term needs of the Exchange for capital and surplus to support its continued growth and competitiveness.  If the Exchange’s surplus were significantly reduced, the management fee rate could be reduced and our revenues and profitability could be materially adversely affected.

If the costs of providing services to the Exchange are not controlled, our profitability could be materially adversely affected.

Pursuant to the subscriber’s agreements with the policyholders at the Exchange, we are appointed to perform certain services.  These services relate to the sales, underwriting, and issuance of policies on behalf of the Exchange.  We incur significant costs related to commissions, employees, and technology in order to provide these services.

Commissions to independent agents are the largest component of our cost of operations.  Commissions include scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving certain targeted measures.  Changes to commission rates or bonus programs may result in increased future costs and lower profitability.

Employees are an essential part of the operating costs related to providing services for the Exchange.  As a result, our profitability is affected by employee costs, including salaries, healthcare, pension, and other benefit costs.  Recent regulatory developments, provider relationships, and economic factors that are beyond our control indicate that employee healthcare costs will continue to increase.  Although we actively manage these cost increases, there can be no assurance that future cost increases will not occur and reduce our profitability.

Technological development is necessary to facilitate ease of doing business for the agents and policyholders of the Exchange and our employees. If we are unable to keep pace with advancements in technology, our ability to compete may be negatively affected and result in lower revenues and reduced profitability for us. In order to achieve a greater ease of doing business, additional costs may be incurred as we invest in new technology and systems, which may negatively impact profitability.

We are subject to credit risk from the Exchange because the management fees from the Exchange are not paid immediately when premiums are written.

We recognize management fees due from the Exchange as income when the premiums are written because at that time we have performed substantially all of the services we are required to perform, including sales, underwriting, and policy issuance activities.  However, such fees are not paid to us by the Exchange until the Exchange collects the premiums from policyholders.  As a result, we hold receivables for management fees on premiums that have been written and assumed but not yet collected.

We also hold receivables from the Exchange for costs we pay on the Exchange’s behalf.  The receivable from the Exchange totaled $348.1 million, or approximately 25% of our total assets at December 31, 2015.

Serving as the attorney-in-fact in the reciprocal insurance exchange structure results in the Exchange being our sole customer. We have an interest in the growth of the Exchange as our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. If the Exchange’s ability to grow or renew policies were adversely impacted, the premium revenue of the Exchange would be adversely affected which would reduce our management fee revenue. The circumstances or events that might impair the Exchange’s ability to grow include, but are not limited to, the items discussed below.

Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.

The Exchange faces significant competition from other regional and national insurance companies. The property and casualty insurance industry is highly competitive on the basis of product, price and service. If the Exchange’s competitors offer property and casualty products with more coverage or offer lower rates, and the Exchange is unable to implement product improvements quickly enough to keep pace, its ability to grow and renew its business may be adversely impacted. Likewise, an inability to match or exceed the service provided by competitors, which is increasingly relying on digital delivery and enhanced distribution technology, may impede the Exchange's ability to maintain and/or grow its customer base. In addition, due to the Exchange’s focus on the automobile and homeowners insurance markets, it may be more sensitive to trends that could affect auto and home insurance coverages and rates over time, for example changing driving patterns or advancements in vehicle or home technology or safety features.

The Exchange markets and sells its insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell only the Exchange’s insurance products, and generally also sell products of the Exchange’s competitors. If agencies do not maintain their current levels of marketing efforts, bind the Exchange to unacceptable risks, place business with competing insurers, or the Exchange is unsuccessful in maintaining and/or increasing the number of agencies in its distribution system as well as its relationships with those agencies, the Exchange’s ability to grow and renew its business may be adversely impacted. Additionally, consumer preferences may cause the insurance industry as a whole to migrate to a delivery system other than independent agencies.

The Exchange maintains a brand recognized for customer service.  The perceived performance, actions, conduct and behaviors of employees, independent insurance agency representatives, and third-party service partners may result in reputational harm to the Exchange’s brand. Specific incidents which may cause harm include but are not limited to disputes, long customer wait times, errors in processing a claim, failure to protect sensitive customer data, and inappropriate social media communications. If third-party service providers fail to perform as anticipated, the Exchange may experience operational difficulties, increased costs and reputational damage. If an extreme catastrophic event were to occur in a heavily concentrated area of policyholders, an extraordinarily high number of claims could have the potential to strain claims processing and affect the Exchange’s ability to satisfy its customers. Any reputational harm to the Exchange could have the potential to impair its ability to grow and renew its business.

Serving as the attorney-in-fact in the reciprocal insurance exchange structure results in the Exchange being our sole customer. We have an interest in the financial condition of the Exchange as our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. If the Exchange were to fail to maintain acceptable financial strength ratings, its competitive position in the insurance industry would be adversely affected. If a rating downgrade led to customers not renewing or canceling policies, or impacted the Exchange’s ability to attract new customers, the premium revenue of the Exchange would be adversely affected which would reduce our management fee revenue. The circumstances or events that might impair the Exchange’s financial condition include, but are not limited to, the items discussed below.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies such as the Exchange.  Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. The Exchange’s A.M. Best rating is currently A+ ("Superior").  Rating agencies periodically review insurers' ratings and change their rating criteria; therefore, the Exchange’s current rating may not be maintained in the future. A significant downgrade in this or other ratings would reduce the competitive position of the Exchange, making it more difficult to attract profitable business in the highly competitive property and casualty insurance market and potentially result in reduced sales of its products and lower premium revenue.

The performance of the Exchange’s investment portfolio is subject to a variety of investment risks. The Exchange’s investment portfolio is comprised principally of fixed income securities, equity securities and limited partnerships. The fixed income portfolio is subject to a number of risks including, but not limited to, interest rate risk, investment credit risk, sector/concentration risk and liquidity risk. The Exchange’s common stock and preferred equity securities have exposure to price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices. Limited partnerships are significantly less liquid and generally involve higher degrees of price risk than publicly traded securities. Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable. If any investments in the Exchange’s investment portfolio were to suffer a substantial decrease in value, the Exchange’s financial position could be materially adversely affected through increased unrealized losses or impairments. A significant decrease in the Exchange’s portfolio could also put it, or its subsidiaries, at risk of failing to satisfy regulatory or rating agency minimum capital requirements.

Property and casualty insurers are subject to extensive regulatory supervision in the states in which they do business.  This regulatory oversight includes, by way of example, matters relating to licensing, examination, rate setting, market conduct, policy forms, limitations on the nature and amount of certain investments, claims practices, mandated participation in involuntary markets and guaranty funds, reserve adequacy, insurer solvency, restrictions on underwriting standards, accounting standards, and transactions between affiliates.  Such regulation and supervision are primarily for the benefit and protection of policyholders. Changes in applicable insurance laws, regulations, or changes in the way regulators administer those laws or regulations could adversely change the Exchange’s operating environment and increase its exposure to loss or put it at a competitive disadvantage, which could result in reduced sales of its products and lower premium revenue.

As insurance industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. In some instances, these emerging issues may not become apparent for some time after the Exchange has issued the affected insurance policies. As a result, the full extent of liability under the Exchange’s insurance policies may not be known for many years after the policies are issued. These issues may adversely affect the Exchange’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims.

The Exchange’s insurance operations are exposed to claims arising out of catastrophes. Common natural catastrophic events include hurricanes, earthquakes, tornadoes, hail storms, and severe winter weather. The frequency and severity of these catastrophes is inherently unpredictable. Changing climate conditions have added to the unpredictability, frequency and severity of natural disasters and have created additional uncertainty as to future trends and exposures. A single catastrophic occurrence or aggregation of multiple smaller occurrences could adversely affect the financial condition of the Exchange.
Terrorist attacks could also cause losses from insurance claims related to the property and casualty insurance operations. The Exchange could incur large net losses if terrorist attacks were to occur which could adversely affect its financial condition.

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

If we are unable to ensure system availability, unable to secure sensitive information, or we make significant decisions based on inaccurate data, we may experience adverse financial consequences and/or may be unable to compete effectively. Our business depends on the uninterrupted operations of our facilities, systems, and business functions.

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

The performance of our investment portfolio is subject to a variety of investment risks, which may in turn have a material adverse effect on our results of operations or financial condition.

Our investment portfolio is comprised principally of fixed income securities and limited partnerships.  At December 31, 2015, our investment portfolio consisted of approximately 85% fixed income securities, 13% limited partnerships, and 2% equity securities.

All of our marketable securities are subject to market volatility.  To the extent that future market volatility negatively impacts our investments, our financial condition will be negatively impacted. We review the investment portfolio on a continuous basis to evaluate positions that might have incurred other-than-temporary declines in value. Inherent in management’s evaluation of a security are assumptions and estimates about the operations of the issuer and its future earnings potential. The primary factors considered in our review of investment valuation include the extent and duration to which fair value is less than cost, historical operating performance and financial condition of the issuer, short- and long-term prospects of the issuer and its industry, specific events that occurred affecting the issuer, including rating downgrades, and, depending on the type of security, our intent to sell or our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.  As the process for determining impairments is highly subjective, changes in our assessments may have a material effect on our operating results and financial condition. See also Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

If the fixed income, equity, or limited partnership portfolios were to suffer a substantial decrease in value, our financial position could be materially adversely affected through increased unrealized losses or impairments.

Currently, 39% of the fixed income portfolio is invested in municipal securities.  The performance of the fixed income portfolio is subject to a number of risks including, but not limited to:

•
Interest rate risk - the risk of adverse changes in the value of fixed income securities as a result of increases in market interest rates. A sustained low interest rate environment would pressure our net investment income.

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

•
Liquidity risk - the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that we will not be able to sell them at all, when desired.  Disruptions in the financial markets or a lack of buyers for the specific securities that we are trying to sell, could prevent us from liquidating securities or cause a reduction in prices to levels that are not acceptable to us.

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

In addition to the fixed income securities, a portion of our portfolio is invested in limited partnerships.  At December 31, 2015, we had investments in limited partnerships of $88.5 million, or 6% of total assets.  In addition, we are obligated to invest up to an additional $19.1 million in limited partnerships, including private equity, mezzanine debt, and real estate partnership investments.  Limited partnerships are significantly less liquid and generally involve higher degrees of price risk, the risk of potential loss in estimated fair value resulting from an adverse change in prices, than publicly traded securities.  Limited partnerships, like publicly traded securities, have exposure to market volatility; but unlike fixed income securities, cash flows and return expectations are less predictable.

The primary basis for the valuation of limited partnership interests are financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners result in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, our financial statements at December 31, 2015 do not reflect market conditions experienced in the fourth quarter of 2015.

Our equity securities have exposure to price risk.  We do not hedge our exposure to equity price risk inherent in our equity investments.  Equity markets, sectors, industries, and individual securities may also be subject to some of the same risks that affect our fixed income portfolio, as discussed above.

Deteriorating capital and credit market conditions or a failure to accurately estimate capital needs may significantly affect our ability to meet liquidity needs and access capital.

Sufficient liquidity and capital levels are required to pay operating expenses, income taxes, and to provide the necessary resources to fund future growth opportunities, pay dividends on common stock, and repurchase common stock.  Management estimates the appropriate level of capital necessary based upon current and projected results, which include a loading for potential risks.  Failure to accurately estimate our capital needs may have a material adverse effect on our financial condition until additional sources of capital can be located.  Further, a deteriorating financial condition may create a negative perception of us by third parties, including rating agencies, investors, agents, and customers which could impact our ability to access additional capital in the debt or equity markets.

Our primary sources of liquidity are management fees and cash flows generated from our investment portfolio.  In the event our current sources do not satisfy our liquidity needs, we have the ability to access our $100 million bank revolving line of credit, from which there were no borrowings as of December 31, 2015, or sell assets in our investment portfolio.  Volatility in the financial markets could limit our ability to sell certain of our fixed income securities or, to a greater extent, our significantly less liquid limited partnership investments, or cause such investments to sell at deep discounts.

In the event these traditional sources of liquidity are not available, we may have to seek additional financing.  Our access to funds will depend upon a number of factors including current market conditions, the availability of credit, market liquidity, and credit ratings.  In deteriorating market conditions, there can be no assurance that we will obtain additional financing, or, if available, that the cost of financing will not substantially increase and affect our overall profitability.

We are subject to applicable insurance laws, tax statutes, and regulations, as well as claims and legal proceedings, which, if determined unfavorably, could have a material adverse effect on our business, results of operations, or financial condition.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, product design, product disclosure, policy issuance and administration, additional premium charges for premiums paid on a periodic basis, charging excessive or impermissible fees on products, recommending unsuitable products to customers, and breaching alleged fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas, and books and record examinations from state and federal regulators and authorities. Changes in the way regulators administer those laws, tax statutes, or regulations could adversely impact our business, results of operations, or financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Indemnity and the Exchange share a corporate home office complex in Erie, Pennsylvania, which comprises approximately 620,000 square feet. Additionally, we lease one office building and one warehouse facility from unaffiliated parties. We are charged rent for the related square footage we occupy.

Indemnity and the Exchange also operate 25 field offices in 12 states.  Of these field offices, 16 provide both agency support and claims services and are referred to as branch offices, while seven provide only claims services and are referred to as claims offices, and two provide only agency support and are referred to as sales offices.  We own three field offices and lease a portion of these buildings to the Exchange. The remaining field offices are leased from other parties as detailed below:

Number of
Field office ownership:	field offices
Erie Indemnity Company	3
Erie Insurance Exchange	3
Erie Family Life Insurance Company	1
Unaffiliated parties (1)	18
25
(1) Lease commitments for these properties expire periodically through 2020. We expect that most leases will be renewed or replaced upon expiration.

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

On May 26, 2015, Plaintiffs appealed the Department’s decision to the Pennsylvania Commonwealth Court. Oral argument was held before the Commonwealth Court en banc on December 9, 2015. On January 27, 2016, the Commonwealth Court issued an opinion vacating the Department’s ruling and directing the Department to return the case to the Court of Common Pleas, essentially holding that the primary jurisdiction referral of the trial court was improper at this time because the allegations of the complaint do not implicate the special competency of the Department. Indemnity is permitted to file a petition for allowance of appeal to the Pennsylvania Supreme Court seeking further review of the Commonwealth Court opinion. Such a filing currently would be due on February 26, 2016.

Indemnity believes that it continues to have meritorious legal and factual defenses to the Sullivan lawsuit and intends to vigorously defend against all allegations and requests for relief.

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

As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of the Exchange, or, alternatively, on behalf of the Exchange itself. Indemnity filed a motion to intervene as a Party Defendant in the Beltz lawsuit in July 2013, and the Directors filed a motion to dismiss the lawsuit in August 2013. On February 10, 2014, the court entered an order granting Indemnity’s motion to intervene and permitting Indemnity to join the Directors’ motion to dismiss; granting in part the Directors’ motion to dismiss; referring the matter to the Department to decide any and all issues within its jurisdiction; denying all other relief sought in the Directors’ motion as moot; and dismissing the case without prejudice. To avoid duplicative proceedings and expedite the Department’s review, the Parties stipulated that only the Sullivan action would proceed before the Department and any final and non-appealable determinations made by the Department in the Sullivan action will be applied to the Beltz action.

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

For additional information on contingencies, see Part II, Item 8. "Financial Statements and Supplementary Data - Note 15, Commitment and Contingencies, of Notes to Financial Statements".

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
Our Class A, non-voting common stock trades on The NASDAQ Stock MarketSM LLC under the symbol "ERIE".  No established trading market exists for the Class B voting common stock.  American Stock Transfer & Trust Company serves as our transfer agent and registrar.  As of February 19, 2016, there were approximately 715 beneficial shareholders of record for the Class A non-voting common stock and 9 beneficial shareholders of record for the Class B voting common stock.

Historically, we have declared and paid cash dividends on a quarterly basis at the discretion of the Board of Directors.  The payment and amount of future dividends on the common stock will be determined by the Board of Directors and will depend upon, among other things, our operating results, financial condition, cash requirements, and general business conditions at the time such payment is considered. The common stock high and low sales prices and cash dividends declared for each full quarter of the last two years were as follows:

	2015				2014
	Stock sales price		Cash dividend declared		Stock sales price		Cash dividend declared
Quarter ended	High	Low	Class A	Class B	High	Low	Class A	Class B
March 31	$93.01	$84.11	$0.681	$102.15	$74.57	$66.63	$0.635	$95.25
June 30	87.15	80.02	0.681	102.15	76.71	68.72	0.635	95.25
September 30	87.82	79.79	0.681	102.15	78.48	72.63	0.635	95.25
December 31	100.56	81.37	0.730	109.50	93.35	75.72	0.681	102.15
Total			$2.773	$415.95			$2.586	$387.90

Stock Performance
The following graph depicts the cumulative total shareholder return, assuming reinvestment of dividends, for the periods indicated for our Class A common stock compared to the Standard & Poor's 500 Stock Index and the Standard & Poor's Supercomposite Insurance Industry Group Index.  The Standard & Poor's Supercomposite Insurance Industry Group Index is made up of 55 constituent members represented by property and casualty insurers, insurance brokers, and life insurers, and is a capitalization weighted index.

	2010		2011	2012	2013	2014	2015
Erie Indemnity Company Class A common stock	$100	(1)	$123	$116	$126	$160	$175
Standard & Poor's 500 Stock Index	100	(1)	102	118	156	177	180
Standard & Poor's Supercomposite Insurance Industry Group Index	100	(1)	93	111	161	175	181

(1)
Assumes $100 invested at the close of trading, on the last trading day preceding the first day of the fifth preceding fiscal year, in our Class A common stock, the Standard & Poor’s 500 Stock Index, and the Standard & Poor’s Supercomposite Insurance Industry Group Index.

Issuer Purchases of Equity Securities
We may purchase shares, from time-to-time, in the open market, through trading plans entered into with one or more brokerage firms pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions. The purchase of shares is dependent upon prevailing market conditions and alternate uses of capital, and at times and in a manner that is deemed appropriate.

Our Board of Directors authorized a stock repurchase program effective January 1, 1999, allowing the repurchase of our outstanding Class A nonvoting common stock.  Various approvals for continuation of this program have since been authorized, with the most recent occurring in October 2011 for $150 million, which was authorized with no time limitation.  There were no repurchases of our Class A common stock under this program during the quarter ending December 31, 2015. We had approximately $17.8 million of repurchase authority remaining under this program, based upon trade date, at both December 31, 2015 and February 19, 2016.

See Part II, Item 8. "Financial Statements and Supplementary Data – Note 11, Capital Stock, of Notes to Financial Statements" contained within this report for discussion of additional shares repurchased outside of this program.

ITEM 6.     SELECTED FINANCIAL DATA

(in thousands, except per share data)	Years Ended December 31,

	2015	2014	2013	2012	2011
Operating Data:
Operating revenue	$1,505,508	$1,407,119	$1,297,331	$1,188,430	$1,099,836
Operating expenses	1,272,967	1,184,272	1,087,995	983,420	892,101
Investment income	33,708	28,417	37,278	36,204	46,999
Income before income taxes	266,249	251,264	246,614	241,214	254,734
Net income	174,678	167,505	162,611	160,145	169,503

Per Share Data:
Net income per Class A share – diluted	$3.33	$3.18	$3.08	$2.99	$3.08
Book value per share – Class A common and equivalent B shares	14.72	13.45	13.96	12.11	14.48
Dividends declared per Class A share	2.773	2.586	2.4125	4.25	2.0975
Dividends declared per Class B share	415.95	387.90	361.875	637.50	314.625

Financial Position Data:
Investments	$688,476	$702,387	$721,728	$687,525	$808,500
Receivables from Erie Insurance Exchange and affiliates	348,055	335,220	300,442	280,787	254,098
Total assets	1,407,296	1,319,198	1,213,042	1,160,153	1,237,277
Total equity	769,503	703,134	733,982	641,870	781,325

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our"). This discussion should be read in conjunction with the audited financial statements and related notes and all other items contained within this Annual Report on Form 10-K as these contain important information helpful in evaluating our financial condition and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:

•	dependence upon our relationship with the Exchange and the management fee under the agreement with the subscribers at the Exchange;

•	costs of providing services to the Exchange under the subscriber’s agreement;

•	credit risk from the Exchange;

•	dependence upon our relationship with the Exchange and the growth of the Exchange, including:

◦	general business and economic conditions;

◦	factors affecting insurance industry competition;

◦	dependence upon the independent agency system; and

◦	ability to maintain our reputation for customer service;

•	dependence upon our relationship with the Exchange and the financial condition of the Exchange, including:

◦	the Exchange’s ability to maintain acceptable financial strength ratings;

◦	factors affecting the quality and liquidity of the Exchange’s investment portfolio;

◦	changes in government regulation of the insurance industry;

◦	emerging claims and coverage issues in the industry; and

◦	severe weather conditions or other catastrophic losses, including terrorism;

•	ability to attract and retain talented management and employees;

•	ability to maintain uninterrupted business operations;

•	factors affecting the quality and liquidity of our investment portfolio;

•	our ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigation.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RETROSPECTIVELY ADOPTED ACCOUNTING STANDARDS

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation, which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance changed the conditions to be met in determining if a reporting entity has a variable interest in a legal entity. In accordance with the new accounting guidance, Indemnity is not deemed to have a variable interest in the Exchange as the fees paid for services provided to the Exchange no longer represent a variable interest. The compensation received from the attorney-in-fact fee arrangement with the subscribers is for services provided by Indemnity acting in its role as attorney-in-fact and is commensurate with the level of effort required to perform those services. Under the previously issued accounting guidance, Indemnity was deemed to have a variable interest and was the primary beneficiary of the Exchange and its financial position and operating results were consolidated with Indemnity. Following adoption of the new accounting guidance, the Exchange’s results are no longer required to be consolidated with Indemnity.

Indemnity adopted the new accounting standard on a retrospective basis effective with the annual reporting period ending December 31, 2015. The 2014 and 2013 financial information within this report has been conformed to the presentation in accordance with the amended guidance.

RECENT ACCOUNTING STANDARDS

See Part II, Item 8. "Financial Statements and Supplementary Data - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of adopted and other recently issued accounting standards, none of which had or are expected to have a material impact on our future financial condition, results of operations or cash flows.

OPERATING OVERVIEW

Overview
We are a Pennsylvania business corporation that since 1925 has been the managing attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange ("Exchange"), a reciprocal insurer that writes property and casualty insurance. Our primary function is to perform certain services relating to the sales, underwriting and issuance of policies on behalf of the Exchange. We operate our business as one segment.

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

Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, we earn a management fee calculated as a percentage of the direct and assumed premiums written by the Exchange.

Our earnings are primarily driven by the management fee revenue generated for the services we provide relating to certain sales, underwriting, and issuance of policies for the Exchange.  Management fee revenue is based upon all direct and assumed premiums written by the Exchange and the management fee rate, which is not to exceed 25%. Our Board of Directors establishes the management fee rate at least annually, generally in December for the following year, and considers factors such as the relative financial strength of Indemnity and the Exchange and projected revenue streams.  The management fee rate was set at 25% for 2015, 2014 and 2013.  Our Board of Directors set the 2016 management fee rate again at 25%, its maximum level.

The services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2015 expenses. The underwriting services we provide include underwriting and policy processing expenses and comprised approximately 11% of our 2015 expenses. We provide information technology services that support all functions that comprised approximately 10% of our 2015 expenses. The remaining services we provide include customer service and administrative costs.

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer and our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 70% of the 2015 direct and assumed written premiums and commercial lines comprising the remaining 30%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, workers compensation and commercial automobile.

We generate investment income from our fixed maturity, equity security, and limited partnership investment portfolios.  Our portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.  We actively evaluate the portfolios for impairments, and record impairment write-downs on investments in instances where the fair value of the investment is substantially below cost, and it is concluded that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.

Financial Overview

	Years ended December 31,
(dollars in thousands, except per share data)	2015	% Change	2014	% Change	2013
Total operating revenue	$1,505,508	7.0%	$1,407,119	8.5%	$1,297,331
Total operating expenses	1,272,967	7.5	1,184,272	8.8	1,087,995
Net revenue from operations	232,541	4.3	222,847	6.5	209,336
Total investment income	33,708	18.6	28,417	(23.8)	37,278
Income before income taxes	266,249	6.0	251,264	1.9	246,614
Income tax expense	91,571	9.3	83,759	(0.3)	84,003
Net income	$174,678	4.3%	$167,505	3.0%	$162,611
Net income per share - diluted	$3.33	4.5%	$3.18	3.5%	$3.08

Total operating revenue increased 7.0% and 8.5% in 2015 and 2014, respectively, driven by the increase in management fee revenue. The two components of management fee revenue are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2015 and 2014. The direct and assumed premiums written by the Exchange were $5.9 billion in 2015 and $5.5 billion in 2014.

Total operating expenses increased 7.5% and 8.8% in 2015 and 2014, respectively. The increase in operating expenses was driven primarily by increases in commissions and personnel costs.

Gross margin from operations decreased slightly to 15.4% in 2015 from 15.8% in 2014.

Total investment income increased 18.6% in 2015 primarily due to higher earnings from limited partnership investments.

Reconciliation of Operating Income to Net Income
We disclose operating income, a non-GAAP financial measure, to enhance our investors’ understanding of our performance.  Our method of calculating this measure may differ from those used by other companies, and therefore comparability may be limited.

We define operating income as net income excluding realized capital gains and losses, impairment losses, and related federal income taxes.

We use operating income to evaluate the results of our operations.  It reveals trends that may be obscured by the net effects of realized capital gains and losses including impairment losses.  Realized capital gains and losses, including impairment losses, may vary significantly between periods and are generally driven by business decisions and economic developments such as capital market conditions which are not related to our ongoing operations.  We are aware that the price to earnings multiple commonly used by investors as a forward-looking valuation technique uses operating income as the denominator.  Operating income should not be considered as a substitute for net income prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and does not reflect our overall profitability.

The following table reconciles operating income and net income for the years ended December 31:

(in thousands, except per share data)
	2015	2014	2013
Operating income	$175,371	$166,886	$162,248
Net realized (losses) gains and impairments on investments	(1,066)	952	557
Income tax benefit (expense)	373	(333)	(194)
Realized (losses) gains and impairments, net of income taxes	(693)	619	363
Net income	$174,678	$167,505	$162,611

Per Class A common share-diluted:
Operating income	$3.34	$3.17	$3.07
Net realized (losses) gains and impairments on investments	(0.02)	0.02	0.01
Income tax benefit (expense)	0.01	(0.01)	0.00
Realized (losses) gains and impairments, net of income taxes	(0.01)	0.01	0.01
Net income	$3.33	$3.18	$3.08

General Conditions and Trends Affecting Our Business
Economic conditions
Unfavorable changes in economic conditions, including declining consumer confidence, inflation, high unemployment, and the threat of recession, among others, may lead the Exchange’s customers to modify coverage, not renew policies, or even cancel policies, which could adversely affect the premium revenue of the Exchange, and consequently our management fee.  Further, unanticipated increased inflation costs including medical cost inflation, construction and auto repair cost inflation, and tort issues may impact the estimated loss reserves and future premium rates. If any of these items impacted the financial condition or continuing operations of the Exchange, it could have an impact on our financial results.

Financial market volatility
Our portfolio of fixed maturity, equity security, and limited partnership investments is subject to market volatility especially in periods of instability in the worldwide financial markets.  Over time, net investment income could also be impacted by volatility and by the general level of interest rates, which impact reinvested cash flow from the portfolio and business operations. Depending upon market conditions, which are unpredictable and remain uncertain, considerable fluctuation could exist in the fair value of our investment portfolio and reported total investment income, which could have an adverse impact on our financial condition, results of operations, and cash flows.

CRITICAL ACCOUNTING ESTIMATES

The financial statements include amounts based upon estimates and assumptions that have a significant effect on reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures.  We consider an accounting estimate to be critical if 1) it requires assumptions to be made that were uncertain at the time the estimate was made, and 2) different estimates that could have been used, or changes in the estimate that are likely to occur from period-to-period, could have a material impact on our Statements of Operations or Financial Position.

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

Investment Valuation
Available-for-sale securities
We make estimates concerning the valuation of all investments.  Valuation techniques are used to derive the fair value of the available-for-sale securities we hold.  Fair value is the price that would be received to sell an asset in an orderly transaction between willing market participants at the measurement date.

Fair value measurements are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information.  We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

For purposes of determining whether the market is active or inactive, the classification of a financial instrument is based upon the following definitions:

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

Level 1 includes nonredeemable preferred stock and exchange traded funds, and reflects market data obtained from independent sources, such as prices obtained from an exchange or a nationally recognized pricing service for identical instruments in active markets.

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

Level 3 securities are valued based upon unobservable inputs, reflecting our estimates of value based upon assumptions used by market participants.  Securities are assigned to Level 3 in cases where non-binding broker quotes are significant to the valuation and there is a lack of transparency as to whether these quotes are based upon information that is observable in the marketplace.  Fair value estimates for securities valued using unobservable inputs require significant judgment due to the illiquid nature of the market for these securities and represent the best estimate of the fair value that would occur in an orderly transaction between willing market participants at the measurement date under current market conditions.  Fair value for these securities are generally determined using comparable securities or non-binding broker quotes received from outside broker dealers based upon security type and market conditions.  Remaining securities, where a price is not available, are valued using an estimate of fair value based upon indicative market prices that include significant unobservable inputs not based upon, nor corroborated by, market information, including the utilization of discounted cash flow analyses which have been risk-adjusted to take into account illiquidity and other market factors.  This category primarily consists of collateralized debt obligations priced using non-binding broker quotes.

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

Other-than-temporary impairments
Investments are evaluated monthly for other-than-temporary impairment loss.  Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:

•	the extent and duration for which fair value is less than cost;

•	historical operating performance and financial condition of the issuer;

•	short- and long-term prospects of the issuer and its industry based upon analysts’ recommendations;

•	specific events that occurred affecting the issuer, including rating downgrades;

•	intent to sell or more likely than not we would be required to sell (debt securities); and

•	ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value (equity securities).

For available-for-sale equity securities, a charge is recorded in the Statements of Operations for positions that have experienced other-than-temporary impairments. For debt securities in which we do not expect full recovery of amortized cost, the security is deemed to be credit-impaired.  Credit-related impairments and impairments on securities we intend to sell or more likely than not will be required to sell are recorded in the Statements of Operations.  It is our intention to sell all debt securities with credit impairments.

Limited partnerships
The primary basis for the valuation of limited partnership interests is financial statements prepared by the general partner.  Because of the timing of the preparation and delivery of these financial statements, the use of the most recently available financial statements provided by the general partners generally result in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, these financial statements do not reflect the market conditions experienced in the fourth quarter of 2015.

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

Retirement Benefit Plans for Employees
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 57% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments.  We discount those cash payments based upon a yield curve developed from corporate bond yield information with maturities that correspond to the payment of benefits.  Lower discount rates increase present values and subsequent year pension expense, while higher discount rates decrease present values and subsequent year pension expense.  The construction of the yield curve is based upon yields of corporate bonds rated Aa quality.  Target yields are developed from bonds at various maturity points and a curve is fitted to those targets.  Spot rates (zero coupon bond yields) are developed from the yield curve and used to discount benefit payment amounts associated with each future year.  The present value of plan benefits is calculated by applying the spot/discount rates to projected benefit cash flows.  A single discount rate is then developed to produce the same present value.  The cash flows from the yield curve were matched against our projected benefit payments in the pension plan, which have a duration of about 19 years.  This yield curve supported the selection of a 4.57% discount rate for the projected benefit obligation at December 31, 2015 and for the 2016 pension expense.  The same methodology was used to develop the 4.17% and 5.11% discount rates used to determine the projected benefit obligation for 2014 and 2013, respectively, and the pension expense for 2015 and 2014, respectively.  A 25 basis point decrease in the discount rate assumption, with other assumptions held constant, would increase pension cost in the following year by $3.5 million and would increase the pension benefit obligation by $33.0 million.

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.  These unrecognized gains and losses are recorded in the pension plan obligation and accumulated other comprehensive income (loss) on the Statements of Financial Position. These amounts are systematically recognized to net periodic pension expense in future periods, with gains decreasing and losses increasing future pension expense. If actuarial net gains or losses exceed 5% of the greater of the projected benefit obligation and the market-related value of plan assets, the excess is recognized through the net periodic pension expense equally over the estimated service period of the employee group, which is currently 14 years.

The expected long-term rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  The expected long-term rate of return is less susceptible to annual revisions, as there are typically no significant changes in the asset mix.  To determine the expected long-term rate of return assumption, we utilized models based upon rigorous historical analysis and forward-looking views of the financial markets based upon key factors such as historical returns for the asset class' applicable indices, the correlations of the asset classes under various market conditions and consensus views on future real economic growth and inflation.  The expected future return for each asset class is then combined by considering correlations between asset classes and the volatilities of each asset class to produce a reasonable range of asset return results within which our expected long-term rate of return assumption falls. A change of 25 basis points in the expected long-term rate of return assumption, with other assumptions held constant, would have an estimated $1.4 million impact on net pension benefit cost in the following year, of which our share would be approximately $0.6 million.

We use a four year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense.  Under this methodology, asset gains or losses that result from returns that differ from our long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a four year period.  The market-related asset experience during 2015 that related to the actual investment return being different from that assumed during the prior year was a loss of $37.0 million. Recognition of this loss will be deferred and recognized over a four year period, consistent with the market-related asset value methodology.  Once factored into the market-related asset value, these experience gains and losses will be amortized over a period of 14 years, which is the remaining service period of the employee group.

Estimates of fair values of the pension plan assets are obtained primarily from our trustee and custodian of our pension plan.  Our Level 1 category includes a money market fund that is a mutual fund for which the fair value is determined using an exchange traded price provided by the trustee and custodian.  Our Level 2 category includes commingled pools.  Estimates of fair values for securities held by our commingled pools are obtained primarily from the trustee and custodian.  The methodologies used by the trustee and custodian that support a financial instrument Level 2 classification include multiple verifiable, observable inputs including benchmark yields, reported trades, broker/dealer quotes, issuers spreads, two-sided markets, benchmark securities, bids, offers, and reference data. There were no Level 3 investments in 2015 or 2014.

We expect our net pension benefit costs to decrease from $40.0 million in 2015 to $30.0 million in 2016. This decrease is primarily due to the higher discount rate and the mortality tables being updated with two additional years of mortality data, partially offset by less than expected asset returns in 2015. Our share of the net pension benefit costs after reimbursements will decrease from $17.8 million in 2015 to approximately $12.9 million in 2016.

The actuarial assumptions we used in determining our pension obligation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position, results of operations, or cash flows. See Part II, Item 8. "Financial Statements and Supplementary Data - Note 8, Postretirement Benefits, of Notes to Financial Statements" contained within this report for additional details on the pension plans.

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Years ended December 31,
(dollars in thousands)	2015	% Change		2014	% Change		2013
Management fee revenue, net	$1,475,511	7.2%		$1,376,190	8.7%		$1,266,401
Service agreement revenue	29,997	(3.0)		30,929	NM		30,930
Total operating revenue	1,505,508	7.0		1,407,119	8.5		1,297,331
Total operating expenses	1,272,967	7.5		1,184,272	8.8		1,087,995
Net revenue from operations	$232,541	4.3%		$222,847	6.5%		$209,336
Gross margin	15.4%	(0.4)	pts.	15.8%	(0.3)	pts.	16.1%

NM = not meaningful

Management fee revenue
Management fee revenue is based upon all direct and assumed premiums written by the Exchange and the management fee rate, which is determined by our Board of Directors at least annually.  Management fee revenue is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange.  The following table presents the calculation of management fee revenue:

	Years ended December 31,
(dollars in thousands)	2015	% Change	2014	% Change	2013
Direct and assumed premiums written by the Exchange	$5,914,045	7.3%	$5,513,962	8.6%	$5,076,003
Management fee rate	25%		25%		25%
Management fee revenue, gross	1,478,511	7.3	1,378,490	8.6	1,269,001
Change in allowance for management fee returned on cancelled policies(1)	(3,000)	NM	(2,300)	NM	(2,600)
Management fee revenue, net of allowance	$1,475,511	7.2%	$1,376,190	8.7%	$1,266,401

NM = not meaningful

(1)          Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 7.3% to $5.9 billion in 2015, from $5.5 billion in 2014, driven by an increase in policies in force and increases in average premium per policy.  Year-over-year policies in force for all lines of business increased by 3.6% in 2015 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 4.3% in 2014.  The year-over-year average premium per policy for all lines of business increased 3.5% at December 31, 2015, compared to 4.2% at December 31, 2014.

Premiums generated from new business increased 3.9% to $722 million in 2015, compared to 5.8%, or $695 million, in 2014.  Underlying the trend in new business premiums was a 2.3% increase in new business policies written in 2015, compared to 2.9% in 2014, while the year-over-year average premium per policy on new business increased 1.6% at December 31, 2015, compared to 2.9% at December 31, 2014.

Premiums generated from renewal business increased 7.7% to $5.2 billion in 2015, compared to 9.0%, or $4.8 billion, in 2014.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios. The renewal business year-over-year average premium per policy increased 3.8% at December 31, 2015, compared to 4.3% at December 31, 2014.

The Exchange implemented rate increases in 2015, 2014, and 2013 in order to meet loss cost expectations.  As the Exchange writes policies with annual terms only, rate actions take 12 months to be fully recognized in written premium and 24 months to be fully recognized in earned premiums.  Since rate changes are realized at renewal, it takes 12 months to implement a rate change to all policyholders and another 12 months to earn the increased or decreased premiums in full.  As a result, certain rate actions approved in 2014 were reflected in 2015, and recent rate actions in 2015 will be reflected in 2016. The Exchange continuously evaluates pricing and product offerings to meet consumer demands.

Personal lines – Total personal lines premiums written increased 6.5% to $4.2 billion in 2015, from $3.9 billion in 2014, driven by an increase of 3.7% in total personal lines policies in force and an increase of 2.7% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 9.1%, to $1.8 billion in 2015, from $1.6 billion in 2014, driven by a 2.9% increase in total commercial lines policies in force and a 6.0% increase in the total commercial lines year-over-year average premium per policy.

Future trends-premium revenue - The Exchange plans to continue its efforts to grow premiums and improve its competitive position in the marketplace.  Expanding the size of its agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business

Changes in premium levels attributable to the growth in policies in force directly affects the profitability of the Exchange and has a direct bearing on our management fee.  The Exchange’s continued focus on underwriting discipline and the maturing of our pricing sophistication models has contributed to its growth in new policies in force, steady policy retention ratios, and increased average premium per policy.  The continued growth of its policy base is dependent upon the Exchange’s ability to retain existing policyholders and attract new policyholders.  A lack of new policy growth or the inability to retain existing customers could have an adverse effect on the Exchange’s premium level growth, and consequently our management fee.

Changes in premium levels attributable to rate changes also directly affect the profitability of the Exchange and have a direct bearing on our management fee.  Pricing actions contemplated or taken by the Exchange are subject to various regulatory requirements of the states in which it operates.  The pricing actions already implemented, or to be implemented, have an effect on the market competitiveness of the Exchange’s insurance products.  Such pricing actions, and those of the Exchange’s competitors, could affect the ability of the Exchange’s agents to retain and attract new business.  We expect the Exchange’s pricing actions to result in a net increase in direct written premium in 2016; however, exposure reductions and/or changes in mix of business as a result of economic conditions could impact the average premium written and assumed by the Exchange, as customers may reduce coverages.

Management fee rate
The management fee rate was set at 25%, the maximum rate, for 2015, 2014 and 2013.  The management fee rate for 2016 was set at 25% by our Board of Directors.  Changes in the management fee rate can affect our revenue and net income significantly.  See also, the “Transactions/Agreements with Related Parties” section within this report.

Change in allowance for management fee returned on cancelled policies
Management fees are returned to the Exchange when policyholders cancel their insurance coverage mid-term and unearned premiums are refunded to them. We maintain an allowance for management fees returned on mid-year policy cancellations that recognizes the management fee anticipated to be returned to the Exchange based on historical mid-term cancellation experience. Our cash flows are unaffected by the recording of this allowance.

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $30.0 million in 2015 and $30.9 million in 2014 and 2013.  The consistency in the service agreement revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Years ended December 31,
(dollars in thousands)	2015	% Change	2014	% Change	2013
Commissions:
Total commissions	$847,880	8.3%	$783,017	10.3%	$710,058
Non-commission expense:
Underwriting and policy processing	$134,837	6.4	$126,779	5.8	$119,777
Information technology	123,362	1.9	121,094	12.5	107,605
Sales and advertising	64,403	6.7	60,334	2.1	59,079
Customer service	29,325	10.6	26,522	18.4	22,397
Administrative and other	73,160	10.0	66,526	(3.7)	69,079
Total non-commission expense	425,087	5.9	401,255	6.2	377,937
Total cost of management operations	$1,272,967	7.5%	$1,184,272	8.8%	$1,087,995

Commissions – Commissions increased $64.9 million in 2015 compared to 2014, and increased $73.0 million in 2014 compared to 2013, primarily as a result of the 7.3% and 8.6% respective increases in direct and assumed premiums written by the Exchange, while approximately one-quarter of the respective increases for the years ended December 31, 2015 and 2014 was due to higher agent incentive costs primarily related to profitable growth.

Non-commission expense – Non-commission expense increased $23.8 million in 2015 compared to 2014. Underwriting and policy processing costs increased $8.0 million due to increased personnel and postage costs. Information technology costs increased $2.3 million primarily due to hardware and software costs. Sales and advertising costs increased $4.1 million primarily due to personnel costs. Customer service costs increased $2.8 million due to an increase in personnel costs and credit card processing fees. Administrative and other costs increased $6.6 million due to personnel costs and professional fees. Personnel costs in all expense categories were impacted by increased pension and medical costs, and increased estimates for incentive plan compensation costs related to underwriting performance.

In 2014, compared to 2013, non-commission expense increased $23.3 million. Underwriting and policy processing costs increased $7.0 million due to the increased cost of underwriting reports, postage, and printing costs related to increased volume. Information technology costs increased $13.5 million, which included $6.1 million of professional fees, $3.9 million of personnel costs, and $3.5 million of hardware and software costs. Customer service costs increased $4.1 million due to an increase of $2.1 million in credit card processing fees and $2.0 million in personnel costs. All other operating costs decreased $1.3 million.

Gross margin
The gross margin in 2015 was 15.4%, compared to 15.8% in 2014 and 16.1% in 2013.

Total Investment Income
A summary of the results of our investment operations is as follows for the years ended December 31:

(dollars in thousands)	2015	% Change	2014	% Change	2013
Net investment income	$17,791	7.6%	$16,536	10.0%	$15,027
Net realized investment gains	492	(53.4)	1,057	11.8	945
Net impairment losses recognized in earnings	(1,558)	NM	(105)	NM	(388)
Equity in earnings of limited partnerships	16,983	55.4	10,929	(49.6)	21,694
Total investment income	$33,708	18.6%	$28,417	(23.8)%	$37,278

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios.

Net investment income increased by $1.3 million in 2015, compared to 2014, and increased by $1.5 million in 2014, compared to 2013. The increases in net investment income in both 2015 and 2014 were primarily attributable to income from fixed maturity investments, reflecting higher invested balances and higher investment yields.

Net realized investment gains
A breakdown of our net realized investment gains (losses) is as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Securities sold:
Fixed maturities	$(193)	$120	$847
Equity securities	685	937	98
Total net realized gains (1)	$492	$1,057	$945

(1)
See Part II, Item 8. "Financial Statements and Supplementary Data – Note 5, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains (losses).

Net realized investment gains and losses include gains and losses resulting from the sales of our fixed maturity or equity securities.

Net realized gains were $0.5 million in 2015, compared to gains of $1.1 million in 2014 and $0.9 million in 2013.  Net realized gains in 2015 were due to gains from sales of nonredeemable preferred stock, which were partially offset by losses from sales of fixed maturities. Net realized gains were primarily attributable to gains from sales of equity securities in 2014, and gains from sales of fixed maturity securities in 2013.

Net impairment losses recognized in earnings
Net impairment losses recognized in earnings were $1.6 million in 2015, compared to $0.1 million in 2014, and $0.4 million in 2013. Net impairment losses recognized in earnings in 2015 were primarily due to several securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors. Impairment losses were also recognized in 2015 on securities in an unrealized loss position that we intended to sell prior to an expected recovery to our cost basis.
Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Private equity	$12,169	$4,060	$6,377
Mezzanine debt	1,788	1,882	2,761
Real estate	3,026	4,987	12,556
Total equity in earnings of limited partnerships	$16,983	$10,929	$21,694

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at December 31, 2015 reflect investment valuation changes resulting from the financial markets and the economy for the twelve month period ending September 30, 2015.

Equity in earnings of limited partnerships increased by $6.1 million in 2015, compared to 2014, and decreased by
$10.8 million in 2014, compared to 2013. The increase in earnings in 2015 was due to higher earnings from private equity investments that were partially offset by lower earnings from real estate investments. The decrease in earnings in 2014 was the result of lower earnings from each investment sector.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ “Superior”. The outlook for the financial strength rating is stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. Only 11.0% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 7.3% to $5.9 billion in 2015 from $5.5 billion in 2014. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles was $7.1 billion and $6.8 billion at December 31, 2015 and 2014, respectively. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at December 31, 2015 and 90.3% at December 31, 2014.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at December 31,
(dollars in thousands)	2015	% to total	2014	% to total
Fixed maturities	$587,209	85%	$564,540	80%
Equity securities:
Preferred stock	0	0	12,541	2
Common stock	12,732	2	12,689	2
Limited partnerships:
Private equity	48,397	7	51,379	7
Mezzanine debt	12,701	2	13,978	2
Real estate	27,437	4	47,260	7
Real estate mortgage loans	333	0	490	0
Total investments	$688,809	100%	$702,877	100%

We continually review our investment portfolio to evaluate positions that might incur other-than-temporary declines in value.  We record impairment write-downs on investments in instances where the fair value of the investment is substantially below cost, and we conclude that the decline in fair value is other-than-temporary, which includes consideration for intent to sell.
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

We individually analyze all positions with emphasis on those that have, in our opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities; therefore, the entire amount of the impairment charges are included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the "Total Investment Income" section herein for further information.)

We believe our investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for
$231.8 million, or 39%, of the total fixed maturity portfolio at December 31, 2015.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $3.4 million at December 31, 2015, compared to $6.2 million at December 31, 2014.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating as of December 31, 2015: (1)

(in thousands)					Non-investment	Fair
Industry Sector	AAA	AA	A	BBB	grade	value
Indemnity
Basic materials	$0	$0	$1,965	$3,016	$2,901	$7,882
Communications	0	0	2,008	18,584	12,473	33,065
Consumer	0	0	7,126	22,638	36,139	65,903
Diversified	0	0	0	0	235	235
Energy	0	0	3,565	7,739	3,657	14,961
Financial	0	2,102	27,599	46,801	12,297	88,799
Government-municipal	112,329	102,046	16,430	1,042	0	231,847
Industrial	0	0	617	5,130	10,785	16,532
Structured securities (2)	32,366	35,961	18,021	16,191	2,490	105,029
Technology	0	0	2,305	2,298	5,863	10,466
Utilities	0	0	8,169	3,002	1,319	12,490
Total	$144,695	$140,109	$87,805	$126,441	$88,159	$587,209

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

The following table presents an analysis of the fair value of our preferred and common stock securities by sector at December 31:

(in thousands)	2015		2014
Industry sector	Preferred stock	Common stock	Preferred stock	Common stock
Communications	$0	$0	$1,251	$0
Financial	0	0	6,964	0
Funds (1)	0	12,732	0	12,689
Utilities	0	0	4,326	0
Total	$0	$12,732	$12,541	$12,689
(1)         Includes certain exchange traded funds with underlying holdings of fixed maturity securities. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities.

Equity securities classified as available-for-sale include preferred and certain common stock securities, and are carried at fair value on the Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized loss on equity securities classified as available-for-sale, net of deferred taxes, was $0.1 million at December 31, 2015, compared to a net unrealized gain of $0.6 million at December 31, 2014.

During 2015, we sold our preferred stock portfolio to fund purchases of additional fixed maturity investments.

Limited partnerships
In 2015, investments in limited partnerships decreased from the investment levels at December 31, 2014.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was due to net distributions received from the partnerships which were partially offset by increases in underlying asset values. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag. As a result, the market values and earnings recorded at December 31, 2015 reflect the partnership activity experienced during the twelve month period ending September 30, 2015.

Shareholders’ Equity
Postretirement benefit plans
The funded status of our postretirement benefit plans is recognized in the Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. At December 31, 2015, shareholders’ equity amounts related to these postretirement plans increased by $25.1 million, net of tax, of which $9.4 million represents amortization of the prior service cost and net actuarial loss and $15.7 million represents the current period actuarial gain.  The 2015 actuarial gain was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.57% in 2015, from 4.17% in 2014. At December 31, 2014, shareholders’ equity amounts related to these postretirement plans decreased by $59.4 million, net of tax, of which $4.4 million represents amortization of the prior service cost and net actuarial loss and $63.8 million represents the current period actuarial loss.  The 2014 actuarial loss was primarily due to the change in the discount rate assumption used to measure the future benefit obligations to 4.17% in 2014, from 5.11% in 2013. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 57% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations and growth needs.  Our liquidity requirements have been met primarily by funds generated from management fee revenue and income from investments.  Cash provided from these sources is used primarily to fund the costs of our management operations including commissions, salaries and wages, pension plans, share repurchases, dividends to shareholders, and the purchase and development of information technology.  We expect that our operating cash needs will be met by funds generated from operations.

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could impair our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2016.

Cash flow activities
The following table provides condensed cash flow information for the years ended December 31:

(in thousands)	2015	2014	2013
Net cash provided by operating activities	$217,378	$186,013	$218,008
Net cash provided by (used in) investing activities	622	(5,097)	(65,232)
Net cash used in financing activities	(126,858)	(138,218)	(115,339)
Net increase in cash	$91,142	$42,698	$37,437

Net cash provided by operating activities increased to $217.4 million in 2015, compared to $186.0 million in 2014, and $218.0 million in 2013.  Increased cash from operating activities in 2015 was primarily due to increases in management fee revenue received and reimbursements collected from affiliates, combined with a decrease in pension and employee benefits paid. Somewhat offsetting this increase in cash provided were increases in commissions and bonuses paid to agents, and general operating expenses and income taxes paid, compared to 2014. Management fee revenues were higher reflecting the increase in direct and assumed premiums written by the Exchange.  Cash paid for agent commissions and bonuses increased to $822.5 million in 2015, compared to $748.6 million in 2014, as a result of an increase in cash paid for scheduled commissions due to premium growth and bonus awards due to profitable underwriting results.  We contributed $17.0 million to our pension plan in 2015, compared to $23.1 million in 2014.  Additionally, we made a contribution to our pension plan for $17.4 million in January 2016.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 57% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions.  In 2014, decreased cash from operating activities, compared to 2013, was primarily due to increases in commissions and bonuses paid to agents and general operating expenses, combined with decreases in reimbursements collected from affiliates and limited partnership distributions. Somewhat offsetting this decrease in cash provided was an increase in management fee revenue received, compared to 2013.

At December 31, 2015, we recorded a net deferred tax asset of $40.7 million. There was no deferred tax valuation allowance recorded at December 31, 2015.

Net cash provided by investing activities totaled $0.6 million in 2015 compared to cash used of $5.1 million in 2014 and $65.2 million in 2013. While cash generated from the sale of available-for-sale securities was lower in 2015, compared to 2014, decreases in purchases of available-for-sale securities and fixed assets contributed to net cash being generated for the year.  Also impacting our future investing activities are limited partnership commitments, which totaled $19.1 million at December 31, 2015, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $7.3 million, mezzanine debt securities was $8.2 million, and real estate activities was $3.6 million.  Changes in our 2014 investing activities primarily included increased cash generated from the sale of available-for-sale securities somewhat offset by an increase in purchases of fixed assets and available-for-sale securities, compared to 2013.

Net cash used in financing activities totaled $126.9 million in 2015, $138.2 million in 2014, and $115.3 million in 2013.  While cash was paid in dividends to shareholders, there were no share repurchases under our program in 2015. The increase in cash used in financing activities for 2014, compared to 2013, was driven by an increase in the cash outlay for dividends paid to shareholders, somewhat offset by a decrease in the cash outlay for share repurchases. Dividends paid to shareholders totaled $126.9 million, $118.5 million, and $83.6 million in 2015, 2014 and 2013, respectively. We increased both our Class A and Class B shareholder regular quarterly dividends for 2015 and 2014.  Dividends have been approved at a 7.2% increase for 2016.

No shares of our Class A nonvoting common stock were repurchased in 2015 in conjunction with our stock repurchase program. In 2014, shares repurchased under this program totaled 276,390 at a total cost of $19.5 million, compared to 441,024 shares at a total cost of $31.9 million in 2013, based upon settlement date.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2015, based upon trade date.

In 2015, we purchased 111,535 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $10.4 million for the vesting of stock-based awards in conjunction with our long-term incentive plan, for stock-based awards for executive management and an outside director, and for the rabbi trust outside director deferred compensation plan. These shares were delivered in 2015. In 2014, we purchased 64,398 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.9 million for the vesting of stock-based awards for executive management and an outside director, and for awards under our long-term incentive plan.  These shares were delivered in 2014. In 2013, we purchased 3,477 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $0.3 million to settle payments due to a retired executive under our long-term incentive plan.  These shares were delivered in 2013.

Capital Outlook
We regularly prepare forecasts evaluating the current and future cash requirements for both normal and extreme risk events.  Should an extreme risk event result in a cash requirement exceeding normal cash flows, we have the ability to meet our future funding requirements through various alternatives available to us.

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $182.9 million at December 31, 2015, 2) a $100 million bank revolving line of credit, and 3) liquidation of assets held in our investment portfolio, including common stock and investment grade bonds which totaled approximately $402.8 million at December 31, 2015.  Volatility in the financial markets could impair our ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of December 31, 2015, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of December 31, 2015, a total of $98.2 million remains available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  We had no borrowings outstanding on our line of credit as of December 31, 2015. Bonds with a fair value of $109.0 million were pledged as collateral on the line at December 31, 2015. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  We were in compliance with our bank covenants at December 31, 2015.

Contractual Obligations
We have certain obligations and commitments to make future payments under various contracts.  As of December 31, 2015, the aggregate obligations were as follows:

(in thousands)	Payments due by period
	Total	2016	2017-2018	2019-2020	2021 and thereafter

Limited partnership commitments(1)	$19,108	$19,108	$0	$0	$0
Pension contribution(2)	17,357	17,357	0	0	0
Other commitments(3)	52,353	28,333	21,306	2,714	0
Operating leases – vehicles	17,243	5,163	8,983	3,097	0
Operating leases – real estate(4)	7,710	2,607	3,488	1,463	152
Operating leases – computer equipment	2,307	1,587	720	0	0
Gross contractual obligations	116,078	74,155	34,497	7,274	152
Estimated reimbursements from affiliates	50,712	22,163	23,202	5,244	103
Net contractual obligations	$65,366	$51,992	$11,295	$2,030	$49

(1)
Limited partnership commitments will be funded as required for capital contributions at any time prior to the agreement expiration date.  The commitment amounts are presented using the expiration date as the factor by which to age when the amounts are due.  At December 31, 2015, our total commitment to fund limited partnerships that invest in private equity securities was $7.3 million, mezzanine debt was $8.2 million, and real estate activities was $3.6 million.

(2)
The pension contribution for 2016 was estimated in accordance with the Pension Protection Act of 2006.  Contributions anticipated in future years depend upon certain factors that cannot be reasonably predicted. Any contributions required in future years will be an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made. The obligations for our unfunded benefit plans, including the Supplemental Employee Retirement Plan (SERP) for our executive and senior management, are not included in gross contractual obligations.  The recorded accumulated benefit obligation for this plan at December 31, 2015 is $10.5 million. We expect to have sufficient cash flows from operations to meet the future benefit payments as these become due.

(3)	Other commitments include various agreements for services, including such things as computer software, telephones, copiers, and maintenance.

(4)	Operating leases – real estate are for 18 of our 25 field offices and two operating leases are for office space and a warehouse facility.

Balance Sheet Arrangements
Off-balance sheet arrangements include those with unconsolidated entities that may have a material current or future effect on our financial condition or results of operations, including material variable interests in unconsolidated entities that conduct certain activities.  We have no material off-balance sheet obligations or guarantees, other than limited partnership investment commitments. See the preceding Contractual Obligations section for further discussion of limited partnership investment commitments.

Enterprise Risk Management
The role of our Enterprise Risk Management ("ERM") function is to ensure that all significant risks are clearly identified, understood, proactively managed and consistently monitored to achieve strategic objectives for all stakeholders. Our ERM program views risk holistically across our entire group of companies. It ensures implementation of risk responses to mitigate potential impacts. See Item 1A "Risk Factors" contained in this report for a list of risk factors.

Our ERM process is founded on a governance framework that includes oversight at multiple levels of our organization, including our Board of Directors and executive management. Accountability to identify, manage, and mitigate risk is embedded within all functions and areas of our business. We have defined risk tolerances to monitor and manage significant risks within acceptable levels. In addition to identifying, evaluating, prioritizing, monitoring, and mitigating significant risks, our ERM process includes extreme event analyses and scenario testing. Given our defined tolerance for risk, risk model output is used to quantify the potential variability of future performance and the sufficiency of capital and liquidity levels.

TRANSACTIONS/AGREEMENTS WITH RELATED PARTIES

Board Oversight
Our Board of Directors has a broad oversight responsibility over our intercompany relationships with the Exchange.  As a consequence, our Board of Directors may be required to make decisions or take actions that may not be solely in the interest of our shareholders, such as setting the management fee rate paid by the Exchange to us and ratifying any other significant intercompany activity.

Subscriber’s Agreement
We serve as attorney-in-fact for the policyholders at the Exchange, a reciprocal insurance exchange.  Each applicant for insurance to a reciprocal insurance exchange signs a subscriber’s agreement that contains an appointment of an attorney-in-fact.  Through the designation of attorney-in-fact, we are required to provide certain sales, underwriting, and policy issuance services to the policyholders of the Exchange, as discussed previously.  Pursuant to the subscriber’s agreement, we earn a management fee for these services calculated as a percentage of the direct and assumed premiums written by the Exchange.

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property and Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company ("EFL"). Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

Intercompany Agreements
Service agreements
We make certain payments on behalf of the Exchange and EFL.  These amounts are reimbursed to us on a cost basis in accordance with service agreements between us and the Exchange’s wholly owned subsidiaries.  These reimbursements are settled on a monthly basis.

Leased property
We lease certain office space from the Exchange including the home office and three field office facilities.  We also have a lease commitment with EFL for a field office. Rents are determined considering returns on invested capital and building operating and overhead costs.  Rental costs of shared facilities are allocated based upon usage or square footage occupied.

Cost Allocation
The allocation of costs affects the financial condition of us and the Exchange and its wholly owned subsidiaries. Management’s role is to determine that allocations are consistently made in accordance with the subscriber’s agreements with the policyholders at the Exchange, intercompany service agreements, and applicable insurance laws and regulations.  Allocation of costs under these various agreements requires judgment and interpretation, and such allocations are performed using a consistent methodology, which is intended to adhere to the terms and intentions of the underlying agreements.

Intercompany Receivables

(dollars in thousands)	2015	Percent of total assets	2014	Percent of total assets
Receivables from the Exchange and other affiliates (management fees, costs and reimbursements)	$348,055	24.7%	$335,220	25.4%
Note receivable from EFL	25,000	1.8	25,000	1.9
Total intercompany receivables	$373,055	26.5%	$360,220	27.3%

We have significant receivables from the Exchange that result in a concentration of credit risk.  These receivables include management fees due for services performed by us for the Exchange under the subscriber’s agreement, and certain costs we pay on behalf of the Exchange and EFL. We periodically evaluate credit risks related to the receivables from the Exchange. The receivable from the Exchange for management fees and costs we pay on behalf of the Exchange and EFL is settled monthly.

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. We recognized interest income on the note of $1.7 million in 2015, 2014 and 2013.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in interest rates, credit spreads, equity prices, or foreign exchange rates, as well as other relevant market rate or price changes.  The volatility and liquidity in the markets in which the underlying assets are traded directly influence market risk.  The following is a discussion of our primary risk exposures, including interest rate risk, investment credit risk, concentration risk, liquidity risk, and equity price risk, and how those exposures are currently managed as of December 31, 2015.

Interest Rate Risk
We invest primarily in fixed maturity investments, which comprised 85% of our invested assets at December 31, 2015.  The value of the fixed maturity portfolio is subject to interest rate risk.  As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  We do not hedge our exposure to interest rate risk.  A common measure of the interest sensitivity of fixed maturity assets is effective duration, a calculation that utilizes maturity, coupon rate, yield, and call terms to calculate an expected change in fair value given a change in interest rates.  The longer the duration, the more sensitive the asset is to market interest rate fluctuations.  Duration is analyzed quarterly to ensure that it remains in the targeted range we established.

A sensitivity analysis is used to measure the potential loss in future earnings, fair values, or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period.  In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates.  The following pro forma information is presented assuming a 100-basis point increase in interest rates at December 31 of each year and reflects the estimated effect on the fair value of our fixed maturity portfolio.  We used the effective duration of our fixed maturity portfolio to model the pro forma effect of a change in interest rates at December 31, 2015 and 2014.

Fixed maturities interest-rate sensitivity analysis

(dollars in thousands)	At December 31,
	2015	2014
Fair value of fixed maturity portfolio	$587,209	$564,540
Fair value assuming 100-basis point rise in interest rates	$571,167	$552,230
Effective duration (as a percentage)	2.5	2.6

At December 31, 2015, we began reporting effective duration instead of a previously utilized modified duration calculation to measure the interest rate risk of our fixed maturity portfolio. We believe effective duration more appropriately reflects the economic impact of features such as call provisions contained in certain securities in our fixed maturity portfolio.

While the fixed maturity portfolio is sensitive to interest rates, the future principal cash flows that will be received by contractual maturity date are presented below at December 31, 2015 and 2014.  Actual cash flows may differ from those stated as a result of calls, prepayments, or defaults.

Contractual repayments of principal by maturity date

(in thousands)
Fixed maturities:	December 31, 2015
2016	$61,608
2017	76,526
2018	92,108
2019	37,921
2020	53,169
Thereafter	237,824
Total(1)	$559,156
Fair value	$587,209

(1)     This amount excludes Indemnity’s $25 million surplus note due from EFL.

(in thousands)
Fixed maturities:	December 31, 2014
2015	$62,563
2016	110,845
2017	62,239
2018	28,617
2019	32,721
Thereafter	233,100
Total(1)	$530,085
Fair value	$564,540

 (1)     This amount excludes Indemnity’s $25 million surplus note due from EFL.

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

The following table shows our fixed maturity investments by rating as of December 31, 2015: (1)

(dollars in thousands)	Amortized cost	Fair value	Percent of total
AAA, AA, A	$363,088	$372,609	63%
BBB	127,489	126,441	22
Total investment grade	490,577	499,050	85
BB	35,145	34,765	6
B	43,350	42,311	7
CCC, CC, C, and below	12,900	11,083	2
Total non-investment grade	91,395	88,159	15
Total	$581,972	$587,209	100%

(1)          Ratings are supplied by S&P, Moody’s, and Fitch.  The table is based upon the lowest rating for each security.

Approximately 18% of the fixed income portfolio is invested in structured products.  This includes residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.  The overall credit rating of the structured product portfolio is AA-.

Our municipal bond portfolio accounts for $231.8 million, or 39% of the total fixed maturity portfolio.  The overall credit rating of our municipal portfolio is AA+.

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

We are also exposed to a concentration of credit risk with the Exchange.  See the section, "Transactions/Agreements with Related Parties, Intercompany Receivables" for further discussion of this risk.

Concentration Risk
While our portfolio is well diversified within each market sector, there is an inherent risk of concentration in a particular industry or sector.  We continually monitor our level of exposure to individual issuers as well as our allocation to each industry and market sector against internally established policies.  See the "Financial Condition" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report for details of investment holdings by sector.

Liquidity Risk
Periods of volatility in the financial markets can create conditions where fixed maturity investments, despite being publicly traded, can become illiquid.  However, we actively manage the maturity profile of our fixed maturity portfolio such that scheduled repayments of principal occur on a regular basis.  Additionally, there is no ready market for limited partnerships, which increases the risk that these investments may not be converted to cash on favorable terms and on a timely basis.

Equity Price Risk
Common stocks designated as available-for-sale securities represent investments in certain exchange traded funds with underlying holdings of fixed maturity securities. While the performance of the exchange traded funds closely tracks that of the underlying fixed maturity securities, these investments are reported as common stock based on U.S. GAAP requirements. The average effective duration of these investments as reported by the funds was 4.7 at December 31, 2015, compared to 6.3 at December 31, 2014.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited the accompanying statements of financial position of Erie Indemnity Company as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Erie Indemnity Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Erie Indemnity Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 25, 2016

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS
Years ended December 31, 2015, 2014 and 2013
(dollars in thousands, except per share data)

	2015	2014	2013
Operating revenue
Management fee revenue, net	$1,475,511	$1,376,190	$1,266,401
Service agreement revenue	29,997	30,929	30,930
Total operating revenue	1,505,508	1,407,119	1,297,331

Operating expenses
Commissions	847,880	783,017	710,058
Salaries and employee benefits	226,713	206,690	207,559
All other operating expenses	198,374	194,565	170,378
Total operating expenses	1,272,967	1,184,272	1,087,995
Net revenue from operations	232,541	222,847	209,336

Investment income
Net investment income	17,791	16,536	15,027
Net realized investment gains	492	1,057	945
Net impairment losses recognized in earnings	(1,558)	(105)	(388)
Equity in earnings of limited partnerships	16,983	10,929	21,694
Total investment income	33,708	28,417	37,278
Income before income taxes	266,249	251,264	246,614
Income tax expense	91,571	83,759	84,003
Net income	$174,678	$167,505	$162,611

Earnings Per Share
Net income per share
Class A common stock – basic	$3.75	$3.59	$3.46
Class A common stock – diluted	$3.33	$3.18	$3.08
Class B common stock – basic	$563	$539	$520
Class B common stock – diluted	$562	$538	$519

Weighted average shares outstanding – Basic
Class A common stock	46,186,671	46,247,876	46,660,651
Class B common stock	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,498,811	52,616,234	52,855,757
Class B common stock	2,542	2,542	2,542

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net income	$174,678	$167,505	$162,611

Other comprehensive (loss) income, net of tax
Change in unrealized holding (losses) gains on available-for-sale securities	(4,280)	823	(7,341)
Pension and other postretirement plans	25,117	(59,425)	81,433
Total other comprehensive income (loss), net of tax	20,837	(58,602)	74,092
Comprehensive income	$195,515	$108,903	$236,703

See accompanying notes to Financial Statements. See Note 12, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
At December 31, 2015 and 2014
(dollars in thousands, except per share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$182,889	$91,747
Available-for-sale securities	62,067	63,278
Receivables from Erie Insurance Exchange and affiliates	348,055	335,220
Prepaid expenses and other current assets	24,697	26,020
Federal income taxes recoverable	11,947	11,448
Accrued investment income	5,491	5,538
Total current assets	635,146	533,251

Available-for-sale securities	537,874	526,492
Limited partnership investments	88,535	112,617
Fixed assets, net	59,087	62,991
Deferred income taxes, net	40,686	37,321
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	20,968	21,526
Total assets	$1,407,296	$1,319,198

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$195,542	$189,918
Agent bonuses	106,752	88,228
Accrued expenses and other current liabilities	42,006	39,560
Accounts payable	46,526	35,844
Dividends payable	33,996	31,714
Deferred executive compensation	20,877	14,891
Total current liabilities	445,699	400,155

Defined benefit pension plans	172,700	188,820
Employee benefit obligations	1,234	1,889
Deferred executive compensation	16,580	24,087
Other long-term liabilities	1,580	1,113
Total liabilities	637,793	616,064

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,311	16,317
Accumulated other comprehensive loss	(96,864)	(117,701)
Retained earnings	1,993,976	1,948,438
Total contributed capital and retained earnings	1,915,593	1,849,224
Treasury stock, at cost; 22,110,132 shares held	(1,155,108)	(1,146,090)
Deferred compensation	9,018	—
Total shareholders’ equity	769,503	703,134
Total liabilities and shareholders’ equity	$1,407,296	$1,319,198

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2015, 2014 and 2013
(dollars in thousands, except per share data)

	Class A common stock	Class B common stock	Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock	Deferred compensation	Total shareholders' equity
Balance, December 31, 2012	$1,992	$178	$16,346	$(133,191)	$1,852,180	$(1,095,635)	$—	$641,870
Net income					162,611			162,611
Other comprehensive income				74,092				74,092
Dividends declared:
Class A $2.4125 per share					(112,443)			(112,443)
Class B $361.875 per share					(920)			(920)
Net purchase of treasury stock			19			(31,248)		(31,229)
Balance, December 31, 2013	$1,992	$178	$16,365	$(59,099)	$1,901,428	$(1,126,883)	$—	$733,981
Net income					167,505			167,505
Other comprehensive loss				(58,602)				(58,602)
Dividends declared:
Class A $2.586 per share					(119,509)			(119,509)
Class B $387.90 per share					(986)			(986)
Net purchase of treasury stock			(48)			(19,207)		(19,255)
Balance, December 31, 2014	$1,992	$178	$16,317	$(117,701)	$1,948,438	$(1,146,090)	$—	$703,134
Net income					174,678			174,678
Other comprehensive income				20,837				20,837
Dividends declared:
Class A $2.773 per share					(128,082)			(128,082)
Class B $415.95 per share					(1,058)			(1,058)
Net purchase of treasury stock (1)			(6)			0		(6)
Deferred compensation						(9,018)	9,018	0
Balance, December 31, 2015	$1,992	$178	$16,311	$(96,864)	$1,993,976	$(1,155,108)	$9,018	$769,503

(1) Net purchases of treasury stock in 2015 includes the repurchase of our Class A common stock in the open market that were subsequently distributed to satisfy stock based compensation awards. See Note 11, "Capital Stock", for additional information on treasury stock transactions.

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities
Management fee received	$1,454,902	$1,348,885	$1,240,311
Service agreement fee received	29,997	30,929	30,930
Net investment income received	25,999	22,846	21,517
Limited partnership distributions	14,112	15,327	27,050
Increase (decrease) in reimbursements collected from affiliates	7,775	(7,472)	6,435
Commissions paid to agents	(725,714)	(665,154)	(617,086)
Agents bonuses paid	(96,749)	(83,436)	(64,597)
Salaries and wages paid	(155,303)	(153,459)	(147,059)
Pension contribution and employee benefits paid	(40,993)	(48,516)	(40,844)
General operating expenses paid	(190,301)	(178,452)	(152,456)
Income taxes paid	(106,347)	(95,485)	(86,193)
Net cash provided by operating activities	217,378	186,013	218,008

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(228,308)	(250,789)	(242,676)
Limited partnerships	(928)	(1,123)	(2,907)
Proceeds from investments:
Available-for-sale securities	214,991	236,080	159,524
Limited partnerships	26,735	28,613	29,054
Net purchase of fixed assets	(12,556)	(19,473)	(10,750)
Net collections on agent loans	688	1,595	2,523
Net cash provided by (used in) investing activities	622	(5,097)	(65,232)

Cash flows from financing activities
Purchase of treasury stock	0	(19,692)	(31,721)
Dividends paid to shareholders	(126,858)	(118,526)	(83,618)
Net cash used in financing activities	(126,858)	(138,218)	(115,339)

Net increase in cash and cash equivalents	91,142	42,698	37,437
Cash and cash equivalents, beginning of year	91,747	49,049	11,612
Cash and cash equivalents, end of year	$182,889	$91,747	$49,049

See accompanying notes to Financial Statements. See Note 16, “Supplementary Data on Cash Flows”, for supplemental cash flow information.

ERIE INDEMNITY COMPANY
NOTES TO FINANCIAL STATEMENTS
Note 1.  Nature of Operations

Erie Indemnity Company ("Indemnity", "we", "us", "our") is a publicly held Pennsylvania business corporation that has since its incorporation in 1925 served as the attorney-in-fact for the subscribers (policyholders) at the Erie Insurance Exchange ("Exchange").  The Exchange, which also commenced business in 1925, is a Pennsylvania-domiciled reciprocal insurer that writes property and casualty insurance. We function solely as the management company and all insurance operations are performed by the Exchange.

Our primary function, as attorney-in-fact, is to perform certain services for the Exchange relating to the sales, underwriting, and issuance of policies on behalf of the Exchange.  This is done in accordance with a subscriber’s agreement (a limited power of attorney) executed individually by each subscriber (policyholder), which appoints us as their common attorney-in-fact to transact certain business on their behalf and to manage the affairs of the Exchange.  Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, we earn a management fee calculated as a percentage of the direct and assumed premiums written by the Exchange.

The services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation comprised approximately 67% of our 2015 expenses. The underwriting services we provide include underwriting and policy processing expenses and comprised approximately 11% of our 2015 expenses. We provide information technology services that support all functions that comprised approximately 10% of our 2015 expenses. The remaining services we provide include customer service and administrative costs.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee. See Note 14, "Concentrations of Credit Risk" contained within this report.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Retrospective adoption of recently issued accounting standards
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation, which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance changed the conditions to be met in determining if a reporting entity has a variable interest in a legal entity. In accordance with the new accounting guidance, Indemnity is not deemed to have a variable interest in the Exchange as the fees paid for services provided to the Exchange no longer represent a variable interest. The compensation received from the attorney-in-fact fee arrangement with the subscribers is for services provided by Indemnity acting in its role as attorney-in-fact and is commensurate with the level of effort required to perform those services. Under the previously issued accounting guidance, Indemnity was deemed to be the primary beneficiary of the Exchange and its financial position and operating results were consolidated with Indemnity. Following adoption of the new accounting guidance, the Exchange’s results are no longer required to be consolidated with Indemnity.

Indemnity adopted the new accounting standard on a retrospective basis effective with the annual reporting period ending December 31, 2015. The 2014 and 2013 financial information within this report has been conformed to the presentation in accordance with the amended guidance. The effects on the financial statements of no longer consolidating the Exchange include:

•
Indemnity's management fee revenues are included on the face of the Statements of Operations. The Noncontrolling Interest - Exchange revenues and expenses are no longer included in the Statements of Operations, Statements of Comprehensive Income or Statements of Cash Flows.

•
The assets and liabilities of the Noncontrolling Interest - Exchange are not included on the Statements of Financial Position. The assets and liabilities of Indemnity are presented on a classified basis, which distinguishes between current and noncurrent on the Statements of Financial Position.

•
There is no cumulative effect to Indemnity's shareholders’ equity. The noncontrolling interest in total equity that represented the amount of the Exchange’s subscribers’ equity was presented separately from Indemnity's shareholders’ equity.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement", which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and limits the disclosure requirements.  ASU 2015-07 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.  Our disclosure was prepared in accordance with this amended guidance at December 31, 2015.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual periods beginning after December 15, 2016 with early adoption permitted. We adopted the guidance on a retrospective basis effective December 31, 2015. Prior to December 31, 2015, we were not required to present a classified balance sheet that distinguished between current and noncurrent deferred taxes.

Recently issued accounting standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 clarifies the principles for recognizing revenue and provides a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, ASU 2015-14, "Revenue from Contracts with Customers", deferred the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual and interim reporting periods beginning after December 15, 2016. We do not expect the adoption of ASU 2014-09 related to the management fee and service agreement revenue to have a material impact on our financial statements.

Cash and cash equivalents – Cash, money market accounts and other short-term, highly liquid investments with a maturity of three months or less at the date of purchase, are considered cash and cash equivalents.

Investments
Available-for-sale securities – Fixed maturity, preferred stock, and common stock securities classified as available-for-sale are reported at fair value.  Available-for-sale securities with a remaining maturity of 12 months or less are reported as current assets on the Statements of Financial Position. Unrealized holding gains and losses, net of related tax effects, on available-for-sale securities are recorded directly to shareholders’ equity as accumulated other comprehensive income (loss).

Common stock securities classified as available-for-sale represent certain exchange traded funds with underlying holdings of fixed maturity securities.

Realized gains and losses on sales of available-for-sale securities are recognized in income based upon the specific identification method.  Interest and dividend income are recognized as earned.

Available-for-sale securities are evaluated monthly for other-than-temporary impairment loss.

For fixed income and redeemable preferred stock (debt securities) that have experienced a decline in fair value and that we intend to sell, or for which it is more likely than not we will be required to sell the security before recovery of its amortized cost, an other-than-temporary impairment is deemed to have occurred, and is recognized in earnings.

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

For equity securities in an unrealized loss position where fair value is not expected to recover to our cost basis in a reasonable time period, or where we do not expect to hold the security for a period of time sufficient to allow for a recovery to our cost basis, an other-than-temporary impairment is deemed to have occurred, and is recognized in earnings.

Limited partnerships – Limited partnerships include U.S. and foreign private equity, mezzanine debt, and real estate investments.  The majority of our limited partnership holdings are considered investment companies and are recorded using the equity method of accounting. For these limited partnerships the general partners record assets at fair value, including any other-than-temporary impairments of these individual investments. Our ownership interest in partnerships accounted for under the equity method is generally less than 10%, and does not provide us the ability to significantly influence the operations of the partnerships.  However, we believe the equity method most appropriately reflects the value of our economic interest in these investments. We also own certain real estate limited partnerships that do not meet the criteria of an investment company. These partnerships prepare audited financial statements on a cost basis. We have elected to report these limited partnerships under the fair value option, which is based on the net asset value (NAV) from our partner’s capital statement reflecting the general partner’s estimate of fair value for the fund’s underlying assets. Limited partnerships reported under the fair value option are disclosed in Note 4, "Fair Value" as other investments. Fair value provides consistency in the evaluation and financial reporting for these limited partnerships and limited partnerships accounted for under the equity method.

Because of the timing of the preparation and delivery of financial statements for limited partnership investments, the use of the most recently available financial statements provided by the general partners results in a quarter delay in the inclusion of the limited partnership results in our Statements of Operations.  Due to this delay, these financial statements do not yet reflect the market conditions experienced in the fourth quarter of 2015 for all partnerships other than the real estate limited partnerships that are reported under the fair value option.

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

Unrealized gains and losses for these investments are reflected in equity in earnings (losses) of limited partnerships in our Statements of Operations in accordance with the equity method of accounting or the fair value option, as applicable.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Deferred taxes
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law.  The need for valuation allowances on deferred tax assets are estimated based upon our assessment of the realizability of such amounts.

Software costs
We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in fixed assets and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years.

Agent bonus estimates
Agent bonuses are based upon an individual agency’s property and casualty underwriting profitability and also include a component for growth in agency property and casualty premiums if the agency’s underwriting profitability targets for the book of business are met.  The estimate for agent bonuses, which are based upon the performance over 36 months, is modeled on a monthly basis using actual underwriting data by agency for the prior two years combined with the current year-to-date actual data.

At December 31 of each year, we use actual data available and record an accrual based upon the expected payment amount.  These costs are included in commissions expense in the Statements of Operations.

Recognition of management fee revenue
We earn management fees from the Exchange for providing certain sales, underwriting, and policy issuance services.  Pursuant to the subscriber’s agreements with the policyholders at the Exchange, we may retain up to 25% of all direct and assumed premiums written by the Exchange.  Management fee revenue is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange. The Exchange issues policies with annual terms only.  Management fees are recorded as revenue upon policy issuance or renewal, as substantially all of the services required to be performed by us have been satisfied at that time.  Certain activities are performed and related costs are incurred by us subsequent to policy issuance in connection with the services provided to the Exchange; however, these activities are inconsequential and perfunctory.

Recognition of service agreement revenue
Service agreement revenue consists of service charges we collect from policyholders for providing multiple payment plans on policies written by the Exchange.  Service charges, which are flat dollar charges for each installment billed beyond the first installment, are recognized as revenue when bills are rendered to the policyholder.  Service agreement revenue also includes late payment and policy reinstatement fees.

Note 3.  Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 11, "Capital Stock".

Class A diluted earnings per share are calculated under the if-converted method, which reflects the conversion of Class B shares to Class A shares. Diluted earnings per share calculations include the dilutive effect of assumed issuance of stock-based awards under compensation plans that have the option to be paid in stock using the treasury stock method. See Note 9, "Incentive and Deferred Compensation Plans".

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)				For the years ended December 31,
	2015			2014			2013
	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per- share amount
Class A – Basic EPS:
Income available to Class A stockholders	$173,248	46,186,671	$3.75	$166,134	46,247,876	$3.59	$161,290	46,660,651	$3.46
Dilutive effect of stock-based awards	0	211,340	—	0	267,558	—	0	94,306	—
Assumed conversion of Class B shares	1,430	6,100,800	—	1,371	6,100,800	—	1,321	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$174,678	52,498,811	$3.33	$167,505	52,616,234	$3.18	$162,611	52,855,757	$3.08
Class B – Basic EPS:
Income available to Class B stockholders	$1,430	2,542	$563	$1,371	2,542	$539	$1,321	2,542	$520
Class B – Diluted EPS:
Income available to Class B stockholders	$1,429	2,542	$562	$1,369	2,542	$538	$1,320	2,542	$519

Note 4. Fair Value

Our available-for-sale and trading securities are recorded at fair value, which is the price that would be received to sell the asset in an orderly transaction between willing market participants as of the measurement date.

Valuation techniques used to derive the fair value of our available-for-sale and trading securities are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect our own assumptions regarding fair market value for these securities.  Although the majority of our prices are obtained from third-party sources, we also perform an internal pricing review for securities with low trading volumes under current market conditions.  Financial instruments are categorized based upon the following characteristics or inputs to the valuation techniques:

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At December 31, 2015
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$231,847	$0	$231,847	$0
Corporate debt securities	250,333	0	250,264	69
Residential mortgage-backed securities	13,513	0	13,513	0
Commercial mortgage-backed securities	37,571	0	37,571	0
Collateralized debt obligations	51,745	0	43,168	8,577
Other debt securities	2,200	0	2,200	0
Total fixed maturities	587,209	0	578,563	8,646
Common stock	12,732	12,732	0	0
Total available-for-sale securities	599,941	12,732	578,563	8,646
Other investments (1)	4,526	—	—	—
Total	$604,467	$12,732	$578,563	$8,646

	At December 31, 2014
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$231,134	$0	$231,134	$0
Corporate debt securities	234,040	0	234,040	0
Residential mortgage-backed securities	8,375	0	8,375	0
Commercial mortgage-backed securities	51,255	0	51,255	0
Collateralized debt obligations	32,932	0	32,932	0
Other debt securities	6,804	0	6,804	0
Total fixed maturities	564,540	0	564,540	0
Nonredeemable preferred stock	12,541	2,068	10,473	0
Common stock	12,689	12,689	0	0
Total available-for-sale securities	589,770	14,757	575,013	0
Other investments (1)	7,583	—	—	—
Total	$597,353	$14,757	$575,013	$0

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of December 31, 2015 and December 31, 2014. During the year ended December 31, 2015, no contributions were made and distributions totaling $3.5 million were received from these investments. During the year ended December 31, 2014, no contributions were made and distributions totaling $12.9 million were received from these investments. As of December 31, 2015 and 2014, the amount of unfunded commitments related to the investments was $0.6 million.

Level 3 Assets –Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at December 31, 2015
Available-for-sale securities:
Corporate debt securities	$0	$(1)	$(59)	$180	$0	$(51)	$69
Collateralized debt obligations	0	3	(7)	8,581	0	0	8,577
Total fixed maturities	0	2	(66)	8,761	0	(51)	8,646
Total available-for-sale securities	0	2	(66)	8,761	0	(51)	8,646
Total Level 3 assets	$0	$2	$(66)	$8,761	$0	$(51)	$8,646

(1)          These amounts are reported in the Statements of Operations as net investment income (losses) for the year ended December 31, 2015 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period. Transfers between hierarchy levels may occur due to changes in available market observable inputs. Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the year ended December 31, 2015. Level 2 to Level 3 transfers totaled $0.1 million related to one fixed maturity holding due to the use of unobservable market data to determine the fair value at December 31, 2015. Level 3 to Level 2 transfers totaled $0.2 million related to two fixed maturity holdings due to the use of observable market data to determine the fair value at December 31, 2015.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2013	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at December 31, 2014
Available-for-sale securities:
Corporate debt securities	$1,054	$0	$(28)	$0	$(85)	$(941)	$0
Commercial mortgage-backed securities	0	1	9	2,976	0	(2,986)	0
Collateralized debt obligations	378	(47)	(40)	0	(291)	0	0
Total fixed maturities	1,432	(46)	(59)	2,976	(376)	(3,927)	0
Total available-for-sale securities	1,432	(46)	(59)	2,976	(376)	(3,927)	0
Total Level 3 assets	$1,432	$(46)	$(59)	$2,976	$(376)	$(3,927)	$0

(1)          These amounts are reported in the Statements of Operations as net realized investment gains (losses) for the year ended December 31, 2014 on Level 3 securities.

There were no transfers between Level 1 and Level 2, or from Level 2 to Level 3, for the year ended December 31, 2014. Level 3 to Level 2 transfers totaled $3.9 million related to two fixed maturity holdings due to the use of observable market data to determine the fair value at December 31, 2014.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding brokers quotes totaled $8.6 million at December 31, 2015. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At December 31, 2015
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$578,516	$0	$578,516	$0
Priced via market comparables/broker quotes	8,693	0	47	8,646
Total fixed maturities	587,209	0	578,563	8,646
Common stock:
Priced via pricing services	12,732	12,732	0	0
Total common stock	12,732	12,732	0	0
Other investments:
Priced via unobservable inputs (1)	4,526	—	—	—
Total other investments	4,526	—	—	—
Total	$604,467	$12,732	$578,563	$8,646

(1)
Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner.

There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015.

Note 5.  Investments

Available-for-sale securities
The following tables summarize the cost and fair value of our available-for-sale securities:

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$221,093	$10,761	$7	$231,847
Corporate debt securities	254,464	281	4,412	250,333
Residential mortgage-backed securities	13,639	4	130	13,513
Commercial mortgage-backed securities	38,630	30	1,089	37,571
Collateralized debt obligations	51,905	61	221	51,745
Other debt securities	2,241	0	41	2,200
Total fixed maturities	581,972	11,137	5,900	587,209
Common stock	12,865	0	133	12,732
Total available-for-sale securities	$594,837	$11,137	$6,033	$599,941

	At December 31, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$219,550	$11,609	$25	$231,134
Corporate debt securities	235,613	1,491	3,064	234,040
Residential mortgage-backed securities	8,379	15	19	8,375
Commercial mortgage-backed securities	51,647	63	455	51,255
Collateralized debt obligations	32,964	40	72	32,932
Other debt securities	6,832	0	28	6,804
Total fixed maturities	554,985	13,218	3,663	564,540
Nonredeemable preferred stock	11,375	1,166	0	12,541
Common stock	12,865	0	176	12,689
Total available-for-sale securities	$579,225	$14,384	$3,839	$589,770

The amortized cost and estimated fair value of fixed maturities at December 31, 2015, are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2015
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$62,113	$62,067
Due after one year through five years	267,468	265,917
Due after five years through ten years	163,827	168,918
Due after ten years	88,564	90,307
Total fixed maturities	$581,972	$587,209

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At December 31, 2015
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
States & political subdivisions	$5,867	$7	$0	$0	$5,867	$7	3
Corporate debt securities	172,831	2,447	19,086	1,965	191,917	4,412	349
Residential mortgage-backed securities	9,827	84	936	46	10,763	130	9
Commercial mortgage-backed securities	13,081	68	19,081	1,021	32,162	1,089	24
Collateralized debt obligations	27,981	103	9,174	118	37,155	221	19
Other debt securities	1,960	40	241	1	2,201	41	2
Total fixed maturities	231,547	2,749	48,518	3,151	280,065	5,900	406
Common stock	12,732	133	0	0	12,732	133	1
Total available-for-sale securities	$244,279	$2,882	$48,518	$3,151	$292,797	$6,033	407
Quality breakdown of fixed maturities:
Investment grade	$174,723	$1,296	$38,369	$1,256	$213,092	$2,552	105
Non-investment grade	56,824	1,453	10,149	1,895	66,973	3,348	301
Total fixed maturities	$231,547	$2,749	$48,518	$3,151	$280,065	$5,900	406

	At December 31, 2014
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	No. of
	value	losses	value	losses	value	losses	holdings
Available-for-sale securities:
States & political subdivisions	$6,251	$10	$2,378	$15	$8,629	$25	4
Corporate debt securities	120,850	3,064	0	0	120,850	3,064	250
Residential mortgage-backed securities	5,702	19	0	0	5,702	19	4
Commercial mortgage-backed securities	40,865	455	0	0	40,865	455	24
Collateralized debt obligations	20,985	72	0	0	20,985	72	9
Other debt securities	6,805	28	0	0	6,805	28	3
Total fixed maturities	201,458	3,648	2,378	15	203,836	3,663	294
Common stock	0	0	12,689	176	12,689	176	1
Total available-for-sale securities	$201,458	$3,648	$15,067	$191	$216,525	$3,839	295
Quality breakdown of fixed maturities:
Investment grade	$145,364	$949	$2,378	$15	$147,742	$964	58
Non-investment grade	56,094	2,699	0	0	56,094	2,699	236
Total fixed maturities	$201,458	$3,648	$2,378	$15	$203,836	$3,663	294

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income. Investment income, net of expenses, was generated from the following portfolios for the years ended December 31:

(in thousands)	2015	2014	2013
Fixed maturities	$16,457	$14,173	$11,945
Equity securities	1,045	1,550	2,126
Cash equivalents and other	1,174	1,207	1,439
Total investment income	18,676	16,930	15,510
Less: investment expenses	885	394	483
Investment income, net of expenses	$17,791	$16,536	$15,027

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$1,571	$453	$890
Gross realized losses	(1,764)	(333)	(43)
Net realized (losses) gains	(193)	120	847
Equity securities:
Gross realized gains	759	1,132	391
Gross realized losses	(74)	(195)	(293)
Net realized gains	685	937	98
Net realized investment gains	$492	$1,057	$945

The components of other-than-temporary impairments on investments are included below for the years ended December 31:

(in thousands)	2015	2014	2013
Fixed maturities	$(1,558)	$(105)	$(388)
Total other-than-temporary impairments	(1,558)	(105)	(388)
Portion recognized in other comprehensive income	0	0	0
Net impairment losses recognized in earnings	$(1,558)	$(105)	$(388)

In considering if fixed maturity securities were credit-impaired, some of the factors considered include: potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings, and industry conditions.  We have the intent to sell all credit-impaired fixed maturity securities; therefore, the entire amount of the impairment charges were included in earnings and no non-credit impairments were recognized in other comprehensive income.  See also Note 2, "Significant Accounting Policies".

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through December 31, 2015 are comprised of partnership financial results for the fourth quarter of 2014 and the first, second and third quarters of 2015.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the fourth quarter of 2015.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below for the years ended December 31:

(in thousands)	2015	2014	2013
Equity in earnings of limited partnerships accounted for under the equity method	$16,545	$8,517	$20,488
Change in fair value of limited partnerships accounted for under the fair value option	438	2,412	1,206
Equity in earnings of limited partnerships	$16,983	$10,929	$21,694

The following table summarizes limited partnership investments by sector at December 31:

(in thousands)	2015	2014
Private equity	$48,397	$51,379
Mezzanine debt	12,701	13,978
Real estate	22,911	39,677
Real estate - fair value option	4,526	7,583
Total limited partnerships	$88,535	$112,617

See also Note 15, "Commitments and Contingencies", for investment commitments related to limited partnerships.

Note 6.  Capitalized Software Development Costs

Capitalized software costs include internal and external labor and overhead and are included in fixed assets in the Statements of Financial Position.  Capitalization ceases and amortization begins when a computer software project is complete and ready for its intended use.

The following table outlines the total capitalized software development costs subject to amortization and the related amortization expense:

(in thousands)	Years ended December 31,
	2015	2014	2013
Gross carrying amount	$81,007	$67,820	$58,408
Accumulated amortization	(34,210)	(25,210)	(17,804)
Net carrying amount	$46,797	$42,610	$40,604

Amortization expense	$9,000	$7,406	$6,909

Included in the gross carrying amount above are costs not yet subject to amortization of $15.8 million, $10.9 million and $9.2 million in 2015, 2014 and 2013, respectively.

The following table outlines the estimated future amortization expense related to capitalized software development costs as of December 31, 2015:

(in thousands)
	Years ending December 31,	Estimated amortization expense
	2016	$9,314
	2017	8,674
	2018	4,906
	2019	3,467
	2020	2,405

Note 7.  Bank Line of Credit

As of December 31, 2015, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of December 31, 2015, a total of $98.2 million available under the facility due to $1.8 million outstanding letters of credit, which reduce the availability for letters of credit to $23.2 million.  We had no borrowings outstanding on our line of credit as of December 31, 2015. Bonds with a fair value of $109.0 million were pledged as collateral on the line at December 31, 2015. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of December 31, 2015.  The banks require compliance with certain covenants, which include leverage ratios, for our line of credit.  We are in compliance with all covenants at December 31, 2015.

Note 8.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan ("SERP") for certain members of executive and senior management. The pension plans provide benefits to covered individuals satisfying certain age and service requirements. The defined benefit pension plan and SERP each provide benefits through a final average earnings formula.

Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 57% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions. For our funded pension plan, amounts are settled in cash for the portion of pension costs allocated to the Exchange. For our unfunded plans, we pay the obligations when due and amounts are settled in cash between entities when there is a payout.

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $22.6 million at December 31, 2015, exists in the event EFL does not honor the annuity contracts.

Cost of pension plans
Pension plan cost includes the following components:

(in thousands)
	2015	2014	2013
Service cost for benefits earned	$30,433	$22,510	$26,896
Interest cost on benefit obligation	30,755	28,112	25,474
Expected return on plan assets	(35,921)	(31,419)	(30,414)
Prior service cost amortization	670	712	798
Net actuarial loss amortization	14,031	6,344	14,946
Pension plan cost (1)	$39,968	$26,259	$37,700

(1)	Pension plan costs represent the total cost before reimbursements to Indemnity from the Exchange and EFL.

Actuarial assumptions
The following table describes the assumptions at December 31 used to measure the year-end obligations and the net periodic benefit costs for the subsequent year:

	2015	2014	2013	2012
Employee pension plan:
Discount rate	4.57%	4.17%	5.11%	4.19%
Expected return on assets	7.00	7.00	7.50	7.50
Compensation increases (1)	3.32	3.32	4.15	4.15
SERP:
Discount rate – pre-retirement/post-retirement	4.57/4.07	4.17/3.67	5.11/4.61	4.19/3.69
Rate of compensation increase	5.00	5.00	6.00	6.00

(1)	The rate of compensation increase for the employee plan is age-graded. An equivalent single compensation increase rate of 3.32% in 2015 and 2014, and 4.15% in 2013 would produce similar results.

The economic assumptions that have the most impact on the postretirement benefits expense are the discount rate and the long-term rate of return on plan assets. The discount rate assumption used to determine the benefit obligation for 2015 was based upon a yield curve developed from corporate bond yield information. The same methodology was employed to develop the discount rates used to determine the benefit obligation for 2014 and 2013.

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

Projected benefit obligations decreased $12.1 million at December 31, 2015 compared to December 31, 2014, driven primarily by the higher discount rate and the mortality tables being updated with two additional years of mortality data, partially offset by less than expected asset returns in 2015.

Funding policy/funded status
Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made. Employer contributions of
$17.4 million were made to the defined benefit pension plan in January 2016. The following table sets forth the funded status of the pension plans and the amounts recognized in the Statements of Financial Position at December 31:

(in thousands)
	2015	2014
Funded status at end of year	$(173,089)	$(188,917)

Pension liabilities – due within one year (1)	$(389)	$(97)
Pension liabilities – due after one year	(172,700)	(188,820)
Net amount recognized	$(173,089)	$(188,917)

(1) The current portion of pension liabilities is included in accrued expenses and other current liabilities in the Statements of Financial Position.

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

(in thousands)
	2015	2014
Projected benefit obligation, beginning of year	$736,705	$557,279
Service cost for benefits earned	30,433	22,510
Interest cost on benefit obligation	30,755	28,112
Plan amendments	0	164
Actuarial (gain) loss	(60,774)	139,816
Benefits paid	(12,539)	(11,176)
Projected benefit obligation, end of year	$724,580	$736,705

Accumulated benefit obligation, end of year	$583,432	$583,469

The following table describes plans with assets less than accumulated benefit obligation at December 31:

(in thousands)
	2015	2014
Projected benefit obligation	$724,580	$736,705
Accumulated benefit obligation	583,432	583,469
Plan assets	551,491	547,788

Both the defined benefit pension plan and the SERP had accumulated benefit obligations in excess of plan assets at December 31, 2015 and 2014.

Pension assets
The following table sets forth a reconciliation of beginning and ending balances of the fair value of plan assets at December 31:

(in thousands)
	2015	2014
Fair value of plan assets, beginning of year	$547,788	$462,322
Actual (loss) gain on plan assets	(1,042)	72,932
Employer contributions	17,284	23,710
Benefits paid	(12,539)	(11,176)
Fair value of plan assets, end of year	$551,491	$547,788

Accumulated other comprehensive income
Net actuarial loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs were as follows:

(in thousands)
	2015	2014
Net actuarial loss	$148,865	$186,707
Prior service cost	4,605	5,274
Net amount not yet recognized	$153,470	$191,981

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into pension cost during 2016 is $7.6 million and $0.7 million, respectively.

Other comprehensive income
Amounts recognized in other comprehensive income for pension plans:

(in thousands)
	2015	2014
Net actuarial (gain) loss arising during the year	$(23,810)	$98,303
Amortization of net actuarial loss	(14,031)	(6,344)
Amortization of prior service cost	(670)	(712)
Amendments	0	164	(1)
Total recognized in other comprehensive income	$(38,511)	$91,411

(1)	The charges recognized as amendments were the result of factoring in the prior service cost for four new plan participants in 2014.

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

The target and actual asset allocations for the portfolio are as follows for the years ended December 31:

	Target asset allocation		Target asset allocation	Actual asset allocation	Actual asset allocation
Asset allocation:	2015		2014	2015	2014
Equity securities:
U.S. equity securities	35%	(1)	35%	36%	37%
Non-U.S. equity securities	20	(2)	20	20	19
Total equity securities	55		55	56	56
Debt securities	44	(3)	44	43	43
Other	1	(4)	1	1	1
Total	100%		100%	100%	100%

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

(4)	Institutional money market fund.

The following tables represent the fair value measurements for the pension plan assets by major category and level of input:

	At December 31, 2015
	Fair value measurements of plan assets using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$201,021	$0	$201,021	$0
Non-U.S. equity securities	107,945	0	107,945	0
Total equity securities	308,966	0	308,966	0
Debt securities	236,619	0	236,619	0
Other	5,906	5,906	0	0
Total	$551,491	$5,906	$545,585	$0

	At December 31, 2014
	Fair value measurements of plan assets using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Equity securities:
U.S. equity securities	$202,036	$0	$202,036	$0
Non-U.S. equity securities	106,025	0	106,025	0
Total equity securities	308,061	0	308,061	0
Debt securities	236,402	0	236,402	0
Other	3,325	3,325	0	0
Total	$547,788	$3,325	$544,463	$0

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

Estimated future benefit payments
The following table sets forth amounts of benefits expected to be paid over the next 10 years from our pension plans as of December 31:

(in thousands)
Year ending December 31,	Expected future benefit payments
2016	$14,781
2017	16,595
2018	18,632
2019	20,669
2020	23,223
2021 - 2025	163,388

Retiree health benefit plan
The retiree health benefit plan was terminated in 2006.  We continue to provide retiree health benefits only to employees who met certain age and service requirements on or before July 1, 2010.  The accumulated benefit obligation and net periodic benefit cost of this plan were not material to our financial statements.

Employee savings plan
All full-time and regular part-time employees are eligible to participate in a traditional qualified 401(k) or a Roth
401(k) savings plan.  We match 100% of the participant contributions up to 3% of compensation and 50% of participant contributions over 3% and up to 5% of compensation.  Matching contributions paid to the plan were $11.6 million in 2015, $10.7 million in 2014, and $10.4 million in 2013.  Employees are permitted to invest the employer-matching contributions in our Class A common stock.  Employees, other than executive and senior officers, may sell the shares at any time without restriction; sales by executive and senior officers are subject to restrictions imposed by our insider trading policies and the federal securities laws.  The plan acquires shares in the open market necessary to meet the obligations of the plan.  Plan participants held 0.2 million shares of our Class A common stock at December 31, 2015 and 2014.

Note 9.  Incentive and Deferred Compensation Plans

Annual incentive plan
Our annual incentive plan is a bonus plan that pays cash to our executive and senior vice presidents annually. The cash awards are based on attainment of corporate and individual performance measures, which can include various financial measures. The plan includes a funding qualifier which considers our financial results, based on operating income, before a payout can be made to plan participants. If the funding qualifier is met, plan participants are eligible to receive the incentive based upon specific performance measures. The measures are established at the beginning of each year by the Executive Compensation and Development Committee of our Board of Directors ("ECDC"), with ultimate approval by the full Board of Directors. For 2015 and 2014, the performance measures primarily included the growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries.

Long-term incentive plan
Our long-term incentive plan ("LTIP") is a performance based incentive plan designed to reward executive and senior vice presidents who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The LTIP permits grants of performance shares or units, or phantom shares to be satisfied with shares of our Class A common stock or cash payment as determined by the ECDC. The ECDC determines the form of the award to be granted at the beginning of each performance period, which is generally a three-year period. The number of shares of the Company’s common stock authorized for grant under the LTIP is 1.5 million shares, with no one person able to receive more than 250,000 shares or the equivalent of $5 million during any one performance period. We repurchase our Class A common stock on the open market to settle stock awards under the plan. We do not issue new shares of common stock to settle stock awards. LTIP awards are considered vested at the end of each applicable performance period.

The LTIP provides the recipient the right to earn performance shares or units, or phantom stock based on the level of achievement of performance goals as defined by us. Performance measures and a peer group of property and casualty companies to be used for comparison are determined by the ECDC. The performance measures for the 2015, 2014 and 2013 awards were the reported growth in direct written premium and statutory combined ratio of the Exchange and its property and casualty subsidiaries and return on invested assets over a three-year performance period as compared to the results of the peer group over the same period. Because the award is based upon a comparison to results of a peer group over a three-year period, the award accrual is based upon estimates of probable results for the remaining performance period. This estimate is subject to variability if our results or the results of the peer group are substantially different than the results we project.
The fair value of LTIP awards is measured at each reporting date at the current share price of our Class A common stock. A liability is recorded and compensation expense is recognized ratably over the performance period.

At December 31, 2015, the plan awards for the 2013-2015 performance period were fully vested. Distributions will be made in 2016 once peer group financial information becomes available at which time participants will elect the form of payment, either cash or stock. The estimated plan award based upon the peer group information as of September 30, 2015 is $13.5 million. At December 31, 2014, the awards for the 2012-2014 period were fully vested. Participants had the option of receiving either cash or stock for the 2012-2014 award. The cash award of $8.2 million was paid in June 2015 and the stock award of 1,567 shares with an average share price of $81.04 and a market value of $0.1 million was delivered to plan participants in June 2015. At December 31, 2013, the awards, granted as stock, for the 2011-2013 performance period were fully vested. The average share price on the date the shares were delivered to plan participants for the 2011-2013 performance period was $75.36. The plan award of 54,371 shares of Class A common stock with a market value of approximately $4.1 million was paid in June 2014.

Earned compensation costs are allocated to related entities and reimbursed to us in cash once the payout is made. The total compensation cost charged to operations related to these LTIP awards was $13.4 million in 2015, $12.5 million in 2014, and $7.9 million in 2013. The related tax benefits recognized in income were $4.7 million in 2015, $4.4 million in 2014, and $2.8 million in 2013. The Exchange reimburses us for approximately 33% of the annual compensation cost of these plans, which represents the amount of compensation expense for our employees performing claims and life insurance functions.

At December 31, 2015, there was $11.1 million of total unrecognized compensation cost for non-vested LTIP awards related to open performance periods. Unrecognized compensation is expected to be recognized over a period of two years.

Equity compensation plan
Effective April 17, 2013, our Board of Directors approved an equity compensation plan ("ECP") designed to reward key employees, as determined by the ECDC or the chief executive officer, who can have a significant impact on our long-term performance and to further align the interests of such employees with those of our shareholders. The ECP permits grants of restricted shares, restricted share units and other share based awards, to be satisfied with shares of our Class A common stock or cash. The ECDC determines the form of the award to be granted at the beginning of each performance period. The number of shares of the Company's Class A common stock authorized for grant under the ECP is 100,000 shares, with no one person able to receive more than 5,000 shares in a calendar year. Share awards are settled through the repurchase of our Class A common stock on the open market. We do not issue new shares of common stock to satisfy plan awards.

Restricted share awards may be entitled to receive dividends payable during the performance period, or, if subject to performance goals, to receive dividend equivalents payable upon vesting.  Dividend equivalents may provide for the crediting of interest or hypothetical reinvestment experience payable after expiration of the performance period.

Vesting conditions are determined at the time the award is granted and may include continuation of employment for a specific period, satisfaction of performance goals and the defined performance period, and the satisfaction of any other terms and conditions as determined to be appropriate. The plan is to remain in effect until December 31, 2022, unless earlier amended or terminated by our Board of Directors. The total number of restricted stock units granted under the plan was 5,500 and 8,750 in 2015 and 2014, respectively. There were no awards granted during 2013. The total compensation charged to operations related to these ECP awards was $0.4 million and $0.3 million in 2015 and 2014, respectively. The Exchange reimburses us for approximately 31% of the annual compensation cost of these plans, which represents the amount compensation expense for our employees performing claims functions. Unrecognized compensation expense of $0.7 million is expected to be recognized over a period of three years.

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

The following summarizes the incentive and deferred compensation plans for the years ended December 31:

(in thousands)
	2015	2014	2013
Awards, employer match, and hypothetical earnings by plan:
Annual incentive plan awards	$7,057	$6,222	$8,015
Long-term incentive plan awards	13,407	12,523	7,941
Deferred compensation plans, employer match, and hypothetical earnings	2,042	2,789	2,086
Total plan awards and earnings	22,506	21,534	18,042
Total plan awards paid	(14,317)	(14,839)	(10,602)
Compensation deferred under the plans	996	527	146
Distributions from the deferred compensation plans	(1,688)	(1,072)	(823)
Funding of rabbi trust for outside directors	(9,018)	—	—
Gross incentive plan and deferred compensation liabilities at end of period	$37,457	$38,978	$32,828

Stock compensation plan for outside directors
We have a stock compensation plan for our outside directors to further align the interests of directors with those of our shareholders that provides for a portion of the directors’ annual compensation in shares of our Class A common stock.  Each director vests in the grant 25% every three months over the course of a year. Dividends paid by us are credited to each director’s account which vest immediately. We do not issue new shares of common stock to directors. Our practice is to repurchase shares of our Class A common stock in the open market to satisfy these awards.

Prior to October 2015, these shares were accounted for as a liability which was equal to the total number of share credits earned at the current fair market value. Directors were paid shares of our Class A common stock equal to the number of share credits in their deferred stock account upon ending board service.

In October 2015 we established a rabbi trust to hold the shares earned by outside directors. The rabbi trust purchased 94,938 shares of our common stock on the open market at an average price of $94.99 for $9.0 million to satisfy the liability of the deferred compensation plan. The rabbi trust is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. Dividends received on the shares in the rabbi trust will be used to purchase additional shares. The shares will be distributed to the outside director from the rabbi trust upon ending board service.

The annual charge related to these awards totaled $1.9 million, $2.2 million and $1.1 million in 2015, 2014 and 2013, respectively.
Note 10.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(in thousands)
	2015	2014	2013
Current income tax expense	$106,155	$87,064	$89,005
Deferred income tax benefit	(14,584)	(3,305)	(5,002)
Income tax expense	$91,571	$83,759	$84,003

A reconciliation of the provision for income taxes, with amounts determined by applying the statutory federal income tax rate to pre-tax income, is as follows for the years ended December 31:

(in thousands)
	2015	2014	2013
Income tax at statutory rate	$93,187	$87,943	$86,315
Tax-exempt interest	(2,285)	(2,589)	(2,345)
Other, net	669	(1,595)	33
Income tax expense	$91,571	$83,759	$84,003

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows for the years ended December 31:

(in thousands)
	2015	2014
Deferred tax assets:
Other employee benefits	$19,945	$17,846
Pension and other postretirement benefits	48,897	55,443
Allowance for management fee returned on cancelled policies	4,375	3,850
Other	546	44
Total deferred tax assets	73,763	77,183
Deferred tax liabilities:
Depreciation	17,843	17,290
Prepaid expenses	6,929	8,090
Limited partnerships	5,822	10,526
Unrealized gains on investments	1,360	3,691
Other	1,123	265
Total deferred tax liabilities	33,077	39,862
Net deferred tax asset	$40,686	$37,321

We had no valuation allowance recorded at December 31, 2015 or December 31, 2014. The IRS has examined our tax filings through tax year ended 2009 and is currently examining our federal income tax returns for 2010, 2011 and 2012.

We are the attorney-in-fact for the subscribers (policyholders) at the Exchange, a reciprocal insurance exchange.  In that capacity, we provide all services and facilities necessary to conduct the Exchange’s insurance business.  Indemnity and the Exchange together constitute a single insurance business.  Consequently, we are not subject to state corporate income or franchise taxes in states where the Exchange conducts its business and the states collect premium tax in lieu of corporate income or franchise tax, as a result of the Exchange’s remittance of premium taxes in those states.

Note 11.  Capital Stock

Class A and B common stock
We have two classes of common stock: Class A which has a dividend preference and Class B which has voting power and a conversion right.  Each share of Class A common stock outstanding at the time of the declaration of any dividend upon shares of Class B common stock shall be entitled to a dividend payable at the same time, at the same record date, and in an amount at least equal to 2/3 of 1.0% of any dividend declared on each share of Class B common stock.  We may declare and pay a dividend in respect to Class A common stock without any requirement that any dividend be declared and paid in respect to Class B common stock.  Sole shareholder voting power is vested in Class B common stock except insofar as any applicable law shall permit Class A common shareholders to vote as a class in regards to any changes in the rights, preferences, and privileges attaching to Class A common stock.  Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock in 2015, 2014 or 2013.

Stock repurchases
Our Board of Directors authorized a stock repurchase program effective January 1, 1999 allowing the repurchase of our outstanding Class A nonvoting common stock.  Treasury shares are recorded in the Statements of Financial Position at total cost based upon trade date.  There were no shares repurchased under this program during 2015. During 2014, 272,057 shares were repurchased under the program at a total cost of $19.2 million.  In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  We had approximately $17.8 million of repurchase authority remaining under this program at December 31, 2015, based upon trade date.

In 2015, we purchased 111,535 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $10.4 million. Of this amount, we purchased 1,567 shares of our outstanding Class A nonvoting common stock at a total cost of $0.1 million or $81.91 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2015. We purchased 2,800 shares of our outstanding Class A nonvoting common stock at a total cost of $0.2 million, or $86.24 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in August 2015. In November 2015, we purchased 12,230 shares of our outstanding Class A nonvoting common stock at a total cost of $1.1 million or $87.03 per share, for the vesting of stock-based awards for a former outside director. These shares were delivered in November 2015. In November and December 2015, we purchased 94,938 shares of our outstanding Class A nonvoting common stock at a total cost of $9.0 million or $94.99 per share, to fund the newly established rabbi trust for the outside director deferred compensation plan. See Note 9, "Incentive and Deferred Compensation Plans".

In 2014, we purchased 64,398 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $4.9 million. Of this amount, we purchased 2,800 shares of our outstanding Class A nonvoting common stock at a total cost of $0.2 million, or $71.93 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in January 2014. In May 2014, we purchased
7,227 shares of our outstanding Class A nonvoting common stock at a total cost of $0.6 million, or $76.45 per share, for the vesting of stock-based awards for a former outside director. These shares were delivered in May 2014. In May and June 2014, we purchased 54,371 shares of our outstanding Class A nonvoting common stock at a total cost of $4.1 million, or $76.21 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2014.

Note 12.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, including amounts reclassified out of accumulated other comprehensive income (loss) and the related line item in the Statements of Operations where net income is presented, are as follows for the year ended December 31:

(in thousands)
	2015	2014	2013
Investment securities:
Accumulated other comprehensive income, beginning of the year	$6,807	$5,984	$13,325
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $2,678, $(633), and $3,852, respectively	(4,973)	1,175	(7,153)
Realized investment gains, net of tax benefit of $172, $226 and $236, respectively	(320)	(420)	(440)
Impairment losses, net of tax expense of $(545), $(37), and $(136), respectively	1,013	68	252
Other comprehensive (loss) income, net of tax	(4,280)	823	(7,341)
Accumulated other comprehensive income, end of the year	$2,527	$6,807	$5,984

Pension and other postretirement plans:
Accumulated other comprehensive loss, beginning of the year	$(124,508)	$(65,083)	$(146,516)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(8,433), $34,378, and $(38,352), respectively	15,661	(63,845)	71,226
Amortization of prior service costs, net of tax expense of $234, $248, and $278, respectively (1)	434	461	517
Amortization of net actuarial loss, net of tax expense of $4,858, $2,131, and $5,218, respectively (1)	9,022	3,959	9,690
Other comprehensive income (loss), net of tax	25,117	(59,425)	81,433
Accumulated other comprehensive loss, end of the year	$(99,391)	$(124,508)	$(65,083)

Total
Accumulated other comprehensive loss, beginning of the year	$(117,701)	$(59,099)	$(133,191)
Investment securities	(4,280)	823	(7,341)
Pension and other postretirement plans	25,117	(59,425)	81,433
Other comprehensive income, net of tax	20,837	(58,602)	74,092
Accumulated other comprehensive loss, end of the year	$(96,864)	$(117,701)	$(59,099)

(1)	These components of accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost. See Note 8, "Postretirement Benefits", for additional information.

Note 13.  Related Party

Management fee
A management fee is charged to the Exchange for services we provide under subscriber’s agreements with policyholders at the Exchange. The fee is a percentage of direct and assumed premiums written by the Exchange. This percentage rate is adjusted periodically by our Board of Directors but cannot exceed 25%. The effective management fee rate charged the Exchange was 25% in 2015, 2014 and 2013. The Board of Directors elected to maintain the fee at 25% beginning January 1, 2016.

There is no provision in the subscriber's agreement for termination of our appointment as attorney-in-fact by the subscribers of the Exchange and the appointment is not affected by a policyholder’s disability or incapacity.

Insurance holding company system
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Exchange has the following wholly owned property and casualty subsidiaries: Erie Insurance Company, Erie Insurance Company of New York, Erie Insurance Property and Casualty Company and Flagship City Insurance Company, and a wholly owned life insurance company, Erie Family Life Insurance Company ("EFL"). Indemnity and the Exchange, and its wholly owned subsidiaries, meet the definition of an insurance holding company system.

Expense allocations
All claims handling services for the Exchange are performed by our employees who are entirely dedicated to claims related activities. All costs associated with these employees are reimbursed to us from the Exchange’s revenues in accordance with the subscriber’s agreement. We are reimbursed by EFL from its revenues for all costs associated with employees who perform life insurance related operating activities for EFL in accordance with its service agreement with us. Common overhead expenses included in the expenses paid by us are allocated based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations. Executive compensation is allocated based upon each executive’s primary responsibilities (management services, property and casualty claims operations, EFL operations, and investment operations). We believe the methods used to allocate common overhead expenses among the affiliated entities are reasonable. See also Note 8, "Postretirement Benefits" for a discussion of intercompany expense allocations under the postretirement benefit plans.

Payments on behalf of related entities
We make certain payments on behalf of the Exchange and EFL. These reimbursements are settled on a monthly basis. The amounts of these cash settlements were as follows for the years ended December 31:

(in thousands)	2015	2014
Erie Insurance Exchange	$406,246	$378,496
Erie Family Life Insurance	35,761	37,159
Total cash settlements	$442,007	$415,655

Office leases
We lease certain office space from the Exchange including the home office and three field office facilities. Rent expenses under these leases totaled $6.5 million, $7.8 million and $5.9 million in 2015, 2014 and 2013, respectively. We also have a lease commitment with EFL for a branch office until 2018. Annual rentals paid to EFL under this lease totaled $0.4 million in 2015, 2014 and 2013.

Notes receivable from EFL
We are due $25 million from EFL in the form of a surplus note that was issued in 2003. The note may be repaid only out of unassigned surplus of EFL. Both principal and interest payments are subject to prior approval by the Pennsylvania Insurance Commissioner. The note bears an annual interest rate of 6.7% and will be payable on demand on or after December 31, 2018, with interest scheduled to be paid semi-annually. EFL paid annual interest to us of $1.7 million in 2015, 2014 and 2013.

Note 14. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $348.1 million and $335.2 million at December 31, 2015 and 2014, respectively.

Note 15.  Commitments and Contingencies

We have contractual commitments to invest up to $19.1 million related to our limited partnership investments at December 31, 2015.  These commitments are split between private equity securities of $7.3 million, mezzanine debt securities of $8.2 million, and real estate activities of $3.6 million.  These commitments will be funded as required by the limited partnership agreements.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our financial condition, results of operations, or cash flows.  Legal fees are expensed as incurred.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our financial condition, operations, or cash flows.

We review all litigation on an ongoing basis when making accrual and disclosure decisions.  For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  In the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Note 16.  Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Statements of Cash Flows is as follows for the years ended December 31:

(in thousands)
	2015	2014	2013
Cash flows from operating activities:
Net income	$174,678	$167,505	$162,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,461	15,656	14,998
Deferred income tax benefit	(14,584)	(3,305)	(5,002)
Realized losses (gains) and impairments on investments	1,066	(952)	(557)
Equity in earnings of limited partnerships	(16,983)	(10,929)	(21,694)
Net amortization of bond premium	8,160	7,225	6,864
(Decrease) increase in deferred compensation	(1,526)	6,149	6,762
Limited partnership distributions	14,112	15,327	27,050
Increase in receivables from affiliates	(12,835)	(34,778)	(19,655)
Decrease (increase) in accrued investment income	47	(915)	(374)
(Increase) decrease in federal income taxes recoverable	(499)	(8,421)	2,812
Decrease in prepaid pension	20,307	557	17,842
Decrease (increase) in prepaid expenses and other assets	1,193	(1,747)	(5,831)
Increase in accounts payable and accrued expenses	3,633	1,753	4,910
Increase in commissions payable	5,624	20,596	10,508
Increase in accrued agent bonuses	18,524	12,292	16,764
Net cash provided by operating activities	$217,378	$186,013	$218,008

Note 17.  Quarterly Results of Operations (unaudited)

	Year ended December 31, 2015
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue	$350,831	$401,660	$396,637	$356,380	$1,505,508
Operating expenses	298,401	331,677	328,348	314,541	1,272,967
Investment income	6,539	15,705	7,220	4,244	33,708
Income before income taxes	58,969	85,688	75,509	46,083	266,249
Net income	$38,833	$56,150	$49,562	$30,133	$174,678

Earnings per share (1)
Net income per share
Class A common stock – basic	$0.83	$1.21	$1.06	$0.65	$3.75
Class A common stock – diluted	$0.74	$1.07	$0.94	$0.57	$3.33
Class B common stock – basic	$125	$181	$160	$97	$563
Class B common stock – diluted	$125	$180	$159	$97	$562

(1)
The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

	Year ended December 31, 2014
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Operating revenue	$326,247	$373,978	$369,638	$337,256	$1,407,119
Operating expenses	267,819	306,060	308,550	301,843	1,184,272
Investment income	11,599	6,872	7,604	2,342	28,417
Income before income taxes	70,027	74,790	68,692	37,755	$251,264
Net income	$46,262	$49,047	$46,900	$25,296	$167,505

Earnings per share (1)
Net income per share
Class A common stock – basic	$0.99	$1.05	$1.01	$0.54	$3.59
Class A common stock – diluted	$0.88	$0.94	$0.90	$0.48	$3.18
Class B common stock – basic	$149	$158	$151	$81	$539
Class B common stock – diluted	$149	$158	$151	$81	$538

(1)
The cumulative sum of quarterly basic and diluted net income per share amounts may not equal total basic and diluted net income per share for the year due to differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Note 18.  Subsequent Events

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

As required by the Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of Erie Indemnity Company, as defined in Rules 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Erie Indemnity Company’s internal control over financial reporting based upon the framework in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation under the framework in the Internal Control-Integrated Framework issued in 2013, management has concluded that Erie Indemnity Company’s internal control over financial reporting was effective as of December 31, 2015.

/s/ Terrence W. Cavanaugh	/s/ Gregory J. Gutting	/s/ Julie M. Pelkowski
Terrence W. Cavanaugh	Gregory J. Gutting	Julie M. Pelkowski
President and	Interim Executive Vice President	Interim Vice President
Chief Executive Officer	and Chief Financial Officer	and Controller
February 25, 2016	February 25, 2016	February 25, 2016

Our independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

ITEM 9B.     OTHER INFORMATION

There was no additional information in the fourth quarter of 2015 that has not already been filed in a Form 8-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Erie Indemnity Company

We have audited Erie Indemnity Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Erie Indemnity Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Erie Indemnity Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial position of Erie Indemnity Company as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Erie Indemnity Company and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Philadelphia, PA
February 25, 2016

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our outside directors, audit committee and audit committee financial experts and Section
16(a) beneficial ownership reporting compliance, is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

We have adopted a Code of Conduct that applies to all of our outside directors, officers and employees.  In addition to this, we have adopted a Code of Ethics for Senior Financial Officers that also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. We have updated the Code of Conduct effective January 1, 2016 and have filed a copy as Exhibit 14.3 to this annual report on Form 10-K. We have previously filed a copy of the Code of Ethics for Senior Financial Officers as Exhibit 14.2 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on April 25, 2012. Our Code of Conduct and Code of Ethics for Senior Financial Officers are also available on our website at www.erieinsurance.com.

Executive Officers of the Registrant

Name	Age as of 12/31/2015	Principal Occupation and Positions for Past Five Years

President & Chief Executive Officer:
Terrence W. Cavanaugh	62
President and Chief Executive Officer of Erie Indemnity Company since July 29, 2008; Director, Erie Indemnity Company, Erie Family Life Insurance Company ("EFL"), Erie Insurance Company ("EIC"), Flagship City Insurance Company ("Flagship"), Erie Insurance Company of New York ("ENY") and Erie Insurance Property and Casualty Company ("EPC").

Executive Vice Presidents:
Gregory J. Gutting	52	Interim Executive Vice President and Chief Financial Officer since October 12, 2015; Senior Vice President and Controller since March 2009; Director, EFL, EIC, Flagship, ENY and EPC.

George D. Dufala	44	Executive Vice President – Services since September 1, 2010; Director, EFL, EIC, Flagship, ENY and EPC.

Robert C. Ingram, III	57
Executive Vice President and Chief Information Officer since August 13, 2012; Senior Vice President and Chief Information Officer (for Commercial Lines, Hartford Investment Management Company and Enterprise Risk Management), The Hartford Financial Services Group, February 2011 through August 2012; Senior Vice President and Chief Information Officer, Commercial and Consumer Markets, The Hartford Financial Services Group, August 2009 through February 2011; Director, EFL, EIC, Flagship, ENY and EPC.

John F. Kearns	56	Executive Vice President – Sales & Marketing since September 1, 2010; Director, EFL, EIC, Flagship, ENY and EPC.

Sean J. McLaughlin	60
Executive Vice President, Secretary and General Counsel since August 26, 2013; Chief Judge, United States District Court for the Western District of Pennsylvania, April 2013 through August 2013; United States District Judge for the Western District of Pennsylvania, October 1994 through April 2013; Director, EFL, EIC, Flagship, ENY and EPC.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships with our outside directors is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information statement on Schedule 14(C) to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.              Financial Statements
Included in Item 8 "Financial Statements and Supplementary Data" contained in this report.

Erie Indemnity Company:

•	Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Statements of Operations for the three years ended December 31, 2015, 2014 and 2013

•	Statements of Comprehensive Income for the three years ended December 31, 2015, 2014 and 2013

•	Statements of Financial Position as of December 31, 2015 and 2014

•	Statements of Shareholders’ Equity for the three years ended December 31, 2015, 2014 and 2013

•	Statements of Cash Flows for the three years ended December 31, 2015, 2014 and 2013

•	Notes to Financial Statements

2.              Financial Statement Schedules
All schedules are not required, not applicable, or the information is included in the financial statements or notes thereto.
Page
3.

Exhibit Index	75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2016	ERIE INDEMNITY COMPANY
(Registrant)

By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 25, 2016	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President and CEO
(Principal Executive Officer)

/s/ Gregory J. Gutting
Gregory J. Gutting, Interim Executive Vice President and CFO
(Principal Financial Officer)

/s/ Julie M. Pelkowski
Julie M. Pelkowski, Interim Vice President and Controller
(Principal Accounting Officer)

Board of Directors:

/s/ J. Ralph Borneman, Jr.	/s/ Thomas W. Palmer
J. Ralph Borneman, Jr.	Thomas W. Palmer

/s/ Terrence W. Cavanaugh	/s/ Martin P. Sheffield
Terrence W. Cavanaugh	Martin P. Sheffield

/s/ Jonathan Hirt Hagen	/s/ Richard L. Stover
Jonathan Hirt Hagen	Richard L. Stover

/s/ Thomas B. Hagen	/s/ Elizabeth Hirt Vorsheck
Thomas B. Hagen, Chairman	Elizabeth Hirt Vorsheck

/s/ C. Scott Hartz	/s/ Robert C. Wilburn
C. Scott Hartz	Robert C. Wilburn

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

10.157
First Amendment to Erie Indemnity Company Long-Term Incentive Plan (As Amended and Restated Effective as of January 1, 2014), dated March 25, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on April 30, 2015.

10.158*	Erie Indemnity Company Deferred Compensation Plan for Outside Directors (As Amended and Restated as of July 29, 2015), dated October 20, 2015.

10.159*	Erie Indemnity Company Deferred Stock Plan for Outside Directors (As of July 29, 2015), dated October 20, 2015.

10.160
First Amendment to Amended and Restated Credit Agreement among JPMorgan Chase Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Indemnity Company, dated October 28, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2015.

10.161
First Amendment to Second Amended and Restated Credit Agreement among PNC Bank, National Association, as Administrative Agent; the Lenders named therein; and Erie Insurance Exchange, dated October 28, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-Q that was filed with the Commission on October 29, 2015.

10.162*	Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated December 18, 2015.

10.163*	Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2015), dated December 18, 2015.

10.164
Agreement between Erie Indemnity Company and Marcia A. Dall, dated December 20, 2015. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on December 22, 2015.

14.2	Code of Ethics for Senior Financial Officers. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 8-K that was filed with the Commission on April 25, 2012.

14.3*	Code of Conduct, effective January 1, 2016.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.