Form 10-Q
period 2016-03-31
ERIE INDEMNITY CO
filed 2016-04-28
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at April 15, 2016.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at April 15, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Operating revenue
Management fee revenue, net	$367,458	$343,234
Service agreement revenue	7,270	7,597
Total operating revenue	374,728	350,831

Operating expenses
Commissions	208,714	193,717
Salaries and employee benefits	53,289	55,019
All other operating expenses	45,060	49,665
Total operating expenses	307,063	298,401
Net revenue from operations	67,665	52,430

Investment income
Net investment income	4,662	4,541
Net realized investment losses	(1,088)	(240)
Net impairment losses recognized in earnings	(345)	(120)
Equity in (losses) earnings of limited partnerships	(670)	2,358
Total investment income	2,559	6,539
Income before income taxes	70,224	58,969
Income tax expense	24,329	20,136
Net income	$45,895	$38,833

Earnings Per Share
Net income per share
Class A common stock – basic	$0.99	$0.83
Class A common stock – diluted	$0.87	$0.74
Class B common stock – basic and diluted	$148	$125

Weighted average shares outstanding – Basic
Class A common stock	46,189,068	46,189,068
Class B common stock	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,523,927	52,634,752
Class B common stock	2,542	2,542

Dividends declared per share
Class A common stock	$0.730	$0.681
Class B common stock	$109.500	$102.150

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2016	2015
Net income	$45,895	$38,833

Other comprehensive income, net of tax
Change in unrealized holding gains on available-for-sale securities	3,465	100

Comprehensive income	$49,360	$38,933

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$105,282	$182,889
Available-for-sale securities	54,285	62,067
Trading securities	2,955	—
Receivables from Erie Insurance Exchange and affiliates	352,451	348,055
Prepaid expenses and other current assets	37,164	24,697
Federal income taxes recoverable	0	11,947
Accrued investment income	5,832	5,491
Total current assets	557,969	635,146

Available-for-sale securities	560,928	537,874
Limited partnership investments	82,912	88,535
Fixed assets, net	58,918	59,087
Deferred income taxes, net	35,250	40,686
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	19,647	20,968
Total assets	$1,340,624	$1,407,296

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$202,816	$195,542
Agent bonuses	31,940	106,752
Accounts payable and accrued liabilities	79,333	88,532
Dividends payable	33,996	33,996
Deferred executive compensation	15,132	20,877
Federal income taxes payable	8,541	0
Total current liabilities	371,758	445,699

Defined benefit pension plans	162,981	172,700
Employee benefit obligations	1,072	1,234
Deferred executive compensation	18,446	16,580
Other long-term liabilities	1,500	1,580
Total liabilities	555,757	637,793

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,311	16,311
Accumulated other comprehensive loss	(93,399)	(96,864)
Retained earnings	2,005,875	1,993,976
Total contributed capital and retained earnings	1,930,957	1,915,593
Treasury stock, at cost; 22,110,132 shares held	(1,155,108)	(1,155,108)
Deferred compensation	9,018	9,018
Total shareholders’ equity	784,867	769,503
Total liabilities and shareholders’ equity	$1,340,624	$1,407,296

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities
Management fee received	$363,848	$341,806
Service agreement fee received	7,270	7,597
Net investment income received	6,182	6,374
Limited partnership distributions	1,127	4,954
Decrease in reimbursements collected from affiliates	(785)	(412)
Commissions paid to agents	(172,625)	(169,821)
Agents bonuses paid	(103,933)	(79,483)
Salaries and wages paid	(45,732)	(42,486)
Pension contribution and employee benefits paid	(24,636)	(22,056)
General operating expenses paid	(52,220)	(61,715)
Income taxes paid	(258)	(9)
Net cash used in operating activities	(21,762)	(15,251)

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(67,557)	(30,725)
Limited partnerships	(103)	(89)
Proceeds from investments:
Available-for-sale securities	46,507	37,554
Limited partnerships	1,792	9,157
Net purchase of fixed assets	(3,496)	(2,428)
Net collections (distributions) on agent loans	1,008	(644)
Net cash (used in) provided by investing activities	(21,849)	12,825

Cash flows from financing activities
Dividends paid to shareholders	(33,996)	(31,714)
Net cash used in financing activities	(33,996)	(31,714)

Net decrease in cash and cash equivalents	(77,607)	(34,140)
Cash and cash equivalents, beginning of period	182,889	91,747
Cash and cash equivalents, end of period	$105,282	$57,607

See accompanying notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee. See Note 11, "Concentrations of Credit Risk" contained within this report.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 25, 2016.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain prior period amounts have been reclassified on the statements of financial position to conform to the current period presentation. These reclassifications had no effect on the previously reported results of operations.

Recently issued accounting standards
In February 2015, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") 810 "Consolidation", which amended the existing guidance for determining if a reporting entity has a variable interest in a legal entity. We adopted the new accounting principle on a retrospective basis as of December 31, 2015. In accordance with the new accounting guidance, Indemnity is not deemed to have a variable interest in the Exchange as the fees paid for services provided to the Exchange no longer represent a variable interest. The compensation received from the attorney-in-fact fee arrangement with the subscribers is for services provided by Indemnity acting in its role as attorney-in-fact and is commensurate with the level of effort required to perform those services. Under the previously issued accounting guidance, Indemnity was deemed to be the primary beneficiary of the Exchange and its financial position and operating results were consolidated with Indemnity. Following adoption of the new accounting guidance, the Exchange’s results are no longer required to be consolidated with Indemnity. There was no cumulative effect to Indemnity's shareholders’ equity or net income from no longer consolidating the Exchange's results with ours.

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases", which requires lessees to recognize assets and liabilities arising from operating leases on the statement of financial position and to disclose key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the potential impact of this guidance on our financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall".  ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017.  We are currently evaluating the potential impact of this guidance on our financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Note 3.  Earnings Per Share

Class A and Class B basic earnings per share and Class B diluted earnings per share are calculated under the two-class method. The two-class method allocates earnings to each class of stock based upon its dividend rights.  Class B shares are convertible into Class A shares at a conversion ratio of 2,400 to 1. See Note 9, "Capital Stock".

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)	Three months ended March 31,
	2016			2015
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$45,520	46,189,068	$0.99	$38,515	46,189,068	$0.83
Dilutive effect of stock-based awards	0	234,059	—	0	344,884	—
Assumed conversion of Class B shares	375	6,100,800	—	318	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$45,895	52,523,927	$0.87	$38,833	52,634,752	$0.74
Class B – Basic and diluted EPS:
Income available to Class B stockholders	$375	2,542	$148	$318	2,542	$125

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At March 31, 2016
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$242,524	$0	$242,524	$0
Corporate debt securities	256,498	0	251,677	4,821
Residential mortgage-backed securities	14,875	0	14,875	0
Commercial mortgage-backed securities	35,596	0	35,596	0
Collateralized debt obligations	54,770	0	42,733	12,037
Other debt securities	2,018	0	2,018	0
Total fixed maturities	606,281	0	589,423	16,858
Common stock	8,932	8,932	0	0
Total available-for-sale securities	615,213	8,932	589,423	16,858
Trading securities:
Common stock	2,955	2,955	0	0
Other investments (1)	4,302	—	—	—
Total	$622,470	$11,887	$589,423	$16,858

	At December 31, 2015
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$231,847	$0	$231,847	$0
Corporate debt securities	250,333	0	250,264	69
Residential mortgage-backed securities	13,513	0	13,513	0
Commercial mortgage-backed securities	37,571	0	37,571	0
Collateralized debt obligations	51,745	0	43,168	8,577
Other debt securities	2,200	0	2,200	0
Total fixed maturities	587,209	0	578,563	8,646
Common stock	12,732	12,732	0	0
Total available-for-sale securities	599,941	12,732	578,563	8,646
Other investments (1)	4,526	—	—	—
Total	$604,467	$12,732	$578,563	$8,646

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, no contributions were made and distributions totaling $0.3 million were received from these investments. During the year ended December 31, 2015, no contributions were made and distributions totaling $3.5 million were received from these investments. The amount of unfunded commitments related to the investments was $0.3 million as of March 31, 2016, and $0.6 million as of December 31, 2015.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at March 31, 2016
Available-for-sale securities:
Corporate debt securities	$69	$15	$27	$3,539	$(55)	$1,226	$4,821
Collateralized debt obligations	8,577	4	(12)	3,522	(54)	0	12,037
Total fixed maturities	8,646	19	15	7,061	(109)	1,226	16,858
Total available-for-sale securities	8,646	19	15	7,061	(109)	1,226	16,858
Total Level 3 assets	$8,646	$19	$15	$7,061	$(109)	$1,226	$16,858

(1)	These amounts are reported in the Statement of Operations as net investment income and net realized investment losses for the three months ended March 31, 2016 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2016. Level 2 to Level 3 transfers totaled $1.3 million for nine fixed maturity holdings due to the use of unobservable market data to determine the fair value at March 31, 2016. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding due to the use of observable market data to determine the fair value at March 31, 2016.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2014	Included in earnings	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at March 31, 2015
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$110	$0	$0	$110
Total fixed maturities	0	0	0	110	0	0	110
Total available-for-sale securities	0	0	0	110	0	0	110
Total Level 3 assets	$0	$0	$0	$110	$0	$0	$110

There were no transfers between Level 1 and Level 2 or between Level 2 and Level 3 for the three months ended March 31, 2015.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding brokers quotes totaled $16.9 million at March 31, 2016. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At March 31, 2016
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$594,244	$0	$589,423	$4,821
Priced via market comparables/broker quotes	12,037	0	0	12,037
Total fixed maturities	606,281	0	589,423	16,858
Common stock:
Priced via pricing services	11,887	11,887	0	0
Total common stock	11,887	11,887	0	0
Other investments:
Priced via unobservable inputs (1)	4,302	—	—	—
Total other investments	4,302	—	—	—
Total	$622,470	$11,887	$589,423	$16,858

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

There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2016.

Note 5.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities:

	At March 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$230,147	$12,384	$7	$242,524
Corporate debt securities	257,320	1,302	2,124	256,498
Residential mortgage-backed securities	14,974	27	126	14,875
Commercial mortgage-backed securities	36,623	121	1,148	35,596
Collateralized debt obligations	55,123	61	414	54,770
Other debt securities	2,068	0	50	2,018
Total fixed maturities	596,255	13,895	3,869	606,281
Common stock	8,948	0	16	8,932
Total available-for-sale securities	$605,203	$13,895	$3,885	$615,213

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$221,093	$10,761	$7	$231,847
Corporate debt securities	254,464	281	4,412	250,333
Residential mortgage-backed securities	13,639	4	130	13,513
Commercial mortgage-backed securities	38,630	30	1,089	37,571
Collateralized debt obligations	51,905	61	221	51,745
Other debt securities	2,241	0	41	2,200
Total fixed maturities	581,972	11,137	5,900	587,209
Common stock	12,865	0	133	12,732
Total available-for-sale securities	$594,837	$11,137	$6,033	$599,941

The amortized cost and estimated fair value of fixed maturities at March 31, 2016 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2016
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$53,995	$53,962
Due after one year through five years	275,900	277,046
Due after five years through ten years	174,612	181,441
Due after ten years	91,748	93,832
Total fixed maturities	$596,255	$606,281

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At March 31, 2016
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$6,938	$7	$0	$0	$6,938	$7	3
Corporate debt securities	83,699	1,331	30,239	793	113,938	2,124	251
Residential mortgage-backed securities	5,333	12	2,886	114	8,219	126	7
Commercial mortgage-backed securities	9,321	77	17,371	1,071	26,692	1,148	22
Collateralized debt obligations	27,289	281	8,279	133	35,568	414	19
Other debt securities	1,950	50	68	0	2,018	50	2
Total fixed maturities	134,530	1,758	58,843	2,111	193,373	3,869	304
Common stock	0	0	8,932	16	8,932	16	1
Total available-for-sale securities	$134,530	$1,758	$67,775	$2,127	$202,305	$3,885	305
Quality breakdown of fixed maturities:
Investment grade	$92,506	$556	$46,471	$1,423	$138,977	$1,979	76
Non-investment grade	42,024	1,202	12,372	688	54,396	1,890	228
Total fixed maturities	$134,530	$1,758	$58,843	$2,111	$193,373	$3,869	304

	At December 31, 2015
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$5,867	$7	$0	$0	$5,867	$7	3
Corporate debt securities	172,831	2,447	19,086	1,965	191,917	4,412	349
Residential mortgage-backed securities	9,827	84	936	46	10,763	130	9
Commercial mortgage-backed securities	13,081	68	19,081	1,021	32,162	1,089	24
Collateralized debt obligations	27,981	103	9,174	118	37,155	221	19
Other debt securities	1,960	40	241	1	2,201	41	2
Total fixed maturities	231,547	2,749	48,518	3,151	280,065	5,900	406
Common stock	12,732	133	0	0	12,732	133	1
Total available-for-sale securities	$244,279	$2,882	$48,518	$3,151	$292,797	$6,033	407
Quality breakdown of fixed maturities:
Investment grade	$174,723	$1,296	$38,369	$1,256	$213,092	$2,552	105
Non-investment grade	56,824	1,453	10,149	1,895	66,973	3,348	301
Total fixed maturities	$231,547	$2,749	$48,518	$3,151	$280,065	$5,900	406

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

(in thousands)	Three months ended March 31,
	2016	2015
Fixed maturities	$4,526	$4,079
Equity securities	35	260
Cash equivalents and other	324	294
Total investment income	4,885	4,633
Less: investment expenses	223	92
Net investment income	$4,662	$4,541

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$134	$31
Gross realized losses	(1,583)	(271)
Net realized losses	(1,449)	(240)
Equity securities:
Gross realized gains	0	0
Gross realized losses	(34)	0
Net realized losses	(34)	0
Trading securities:
Common stock:
Gross realized gains	0	0
Gross realized losses	0	0
Increases in fair value(1)	395	0
Net realized gains	395	0
Net realized investment losses	$(1,088)	$(240)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments were as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Fixed maturities	$(345)	$(120)
Total other-than-temporary impairments	(345)	(120)
Portion recognized in other comprehensive income	0	0
Net impairment losses recognized in earnings	$(345)	$(120)

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through March 31, 2016 are comprised of partnership financial results for the fourth quarter of 2015.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the first quarter of 2016.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in (losses) earnings of limited partnerships by method of accounting are included below:

(in thousands)	Three months ended March 31,
	2016	2015

Equity in (losses) earnings of limited partnerships accounted for under the equity method	$(716)	$2,612
Change in fair value of limited partnerships accounted for under the fair value option	46	(254)
Equity in (losses) earnings of limited partnerships	$(670)	$2,358

The following table summarizes limited partnership investments by sector:

(in thousands)	At March 31, 2016	At December 31, 2015
Private equity	$43,286	$48,397
Mezzanine debt	12,611	12,701
Real estate	22,713	22,911
Real estate - fair value option	4,302	4,526
Total limited partnerships	$82,912	$88,535

See also Note 12, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 6.  Bank Line of Credit

As of March 31, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of March 31, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduce the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of March 31, 2016.  Bonds with a fair value of $109.4 million were pledged as collateral on the line at March 31, 2016. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of March 31, 2016. The bank requires compliance with certain covenants, which include leverage ratios, for our line of credit.  We are in compliance with all bank covenants at March 31, 2016.

Note 7.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 57% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions.

A $17.4 million contribution was made to the defined benefit pension plan in the first quarter of 2016.

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $22.2 million at March 31, 2016 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Service cost for benefits earned	7,050	7,608
Interest cost on benefits obligation	8,281	7,689
Expected return on plan assets	(9,880)	(8,980)
Prior service cost amortization	174	167
Net actuarial loss amortization	2,028	3,508
Pension plan cost (1)	7,653	9,992

(1)	Pension plan costs represent the total cost before reimbursements from the Exchange and EFL.

Note 8.  Income Taxes

Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% when the investment related permanent differences are excluded.

Note 9.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the three months ended March 31, 2016 and the year ended December 31, 2015. There is no provision for conversion of Class A shares to Class B shares, and, Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  There were no shares repurchased under this program during the three months ended March 31, 2016 and the year ended December 31, 2015. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2016.

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, including amounts reclassified out of accumulated other comprehensive income (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Investment securities:
Accumulated other comprehensive income, beginning of the period	$2,527	$6,807
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(1,226) and $72, respectively	2,277	(134)
Reclassifications:
Realized investment losses, net of tax expense of $519 and $84, respectively	964	156
Impairment losses, net of tax expense of $121 and $42, respectively	224	78
Other comprehensive income, net of tax	3,465	100
Accumulated other comprehensive income, end of the period	$5,992	$6,907

Pension and other postretirement plans (1):
Accumulated other comprehensive loss, beginning of the period	$(99,391)	$(124,508)
Other comprehensive income (loss) before reclassifications, net of tax	0	0
Reclassifications:
Amortization of prior service costs, net of tax	0	0
Amortization of net actuarial loss, net of tax	0	0
Other comprehensive income (loss), net of tax	0	0
Accumulated other comprehensive loss, end of the period	$(99,391)	$(124,508)

Total
Accumulated other comprehensive loss, beginning of the period	$(96,864)	$(117,701)
Investment securities	3,465	100
Pension and other postretirement plans	0	0
Other comprehensive income, net of tax	3,465	100
Accumulated other comprehensive loss, end of the period	$(93,399)	$(117,601)

(1)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 11. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $352.5 million and $348.1 million at March 31, 2016 and December 31, 2015, respectively.

Note 12.  Commitments and Contingencies

We have contractual commitments to invest up to $19.1 million related to our limited partnership investments at March 31, 2016.  These commitments are split among private equity securities of $7.3 million, mezzanine debt securities of $8.5 million, and real estate activities of $3.3 million.  These commitments will be funded as required by the limited partnership agreements.

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

We review all litigation on an ongoing basis when making accrual and disclosure decisions.  For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages.  Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated.  If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable.  In the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations, or cash flows.

Note 13.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations highlights significant factors influencing Erie Indemnity Company ("Indemnity", "we", "us", "our").  This discussion should be read in conjunction with the historical financial statements and the related notes thereto included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2015, as contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Statements contained herein that are not historical fact are forward-looking statements and, as such, are subject to risks and uncertainties that could cause actual events and results to differ, perhaps materially, from those discussed herein.  Forward-looking statements relate to future trends, events or results and include, without limitation, statements and assumptions on which such statements are based that are related to our plans, strategies, objectives, expectations, intentions, and adequacy of resources.  Examples of forward-looking statements are discussions relating to premium and investment income, expenses, operating results, and compliance with contractual and regulatory requirements.  Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Among the risks and uncertainties, in addition to those set forth in our filings with the Securities and Exchange Commission, that could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements include the following:

•	dependence upon our relationship with the Erie Insurance Exchange ("Exchange") and the management fee under the agreement with the subscribers at the Exchange;

•	costs of providing services to the Exchange under the subscriber’s agreement;

•	credit risk from the Exchange;

•	dependence upon our relationship with the Exchange and the growth of the Exchange, including:

◦	general business and economic conditions;

◦	factors affecting insurance industry competition;

◦	dependence upon the independent agency system; and

◦	ability to maintain our reputation for customer service;

•	dependence upon our relationship with the Exchange and the financial condition of the Exchange, including:

◦	the Exchange’s ability to maintain acceptable financial strength ratings;

◦	factors affecting the quality and liquidity of the Exchange’s investment portfolio;

◦	changes in government regulation of the insurance industry;

◦	emerging claims and coverage issues in the industry; and

◦	severe weather conditions or other catastrophic losses, including terrorism;

•	ability to attract and retain talented management and employees;

•	ability to maintain uninterrupted business operations;

•	factors affecting the quality and liquidity of our investment portfolio;

•	our ability to meet liquidity needs and access capital; and

•	outcome of pending and potential litigation.

A forward-looking statement speaks only as of the date on which it is made and reflects our analysis only as of that date.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

RECENT ACCOUNTING STANDARDS

We adopted amended guidance related to the consolidation of legal entities effective December 31, 2015, as required under generally accepted accounting principles. As a result of this new guidance, we are not deemed to have a variable interest in the Erie Insurance Exchange ("Exchange") as the fees paid for services provided to the Exchange no longer represent a variable interest. The compensation received from the attorney-in-fact fee arrangement with the subscribers is for services provided by us acting in our role as attorney-in-fact and is commensurate with the level of effort required to perform those services. Following adoption of the new accounting guidance, the Exchange’s results are no longer required to be consolidated with ours. No longer consolidating the Exchange resulted in no change to our net income or equity.

See Part I, Item 1. "Financial Statements - Note 2, Significant Accounting Policies, of Notes to Financial Statements" contained within this report for a discussion of this adopted standard as well as other recently issued accounting standards and the impact on our financial statements if known.

OPERATING OVERVIEW

Overview
We serve as the attorney-in-fact for the subscribers (policyholders) at the Exchange, a reciprocal insurer that writes personal and commercial property and casualty insurance. Our primary function is to perform certain services relating to the sales, underwriting and issuance of policies on behalf of the Exchange.

The Exchange is a reciprocal insurance exchange, which is an unincorporated association of individuals, partnerships and corporations that agree to insure one another. Each applicant for insurance to the Exchange signs a subscriber's agreement, which contains an appointment of Indemnity as their attorney-in-fact to transact business on their behalf.

Pursuant to the subscriber’s agreement and for its services as attorney-in-fact, we earn a management fee calculated as a percentage of the direct and assumed premiums written by the Exchange. Our earnings are primarily driven by the management fee revenue generated for the services we provide relating to certain sales, underwriting, and issuance of policies for the Exchange.

The sales related services we provide to the Exchange include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation generally comprises approximately two-thirds of our expenses. The underwriting services we provide include underwriting and policy processing expenses. We provide information technology services that support all functions as well as customer service and administrative services.

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

Financial Overview

	Three months ended March 31,
(dollars in thousands, except per share data)	2016	2015	% Change
	(Unaudited)
Total operating revenue	$374,728	$350,831	6.8%
Total operating expenses	307,063	298,401	2.9
Net revenue from operations	67,665	52,430	29.1
Total investment income	2,559	6,539	(60.9)
Income before income taxes	70,224	58,969	19.1
Income tax expense	24,329	20,136	20.8
Net income	$45,895	$38,833	18.2%
Net income per share - diluted	$0.87	$0.74	18.4%

Total operating revenue increased 6.8% in the first quarter of 2016 compared to the first quarter of 2015 driven by the increase in management fee revenue. The two components of management fee revenue are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2016 and 2015. The direct and assumed premiums written by the Exchange were $1.5 billion in the first quarter of 2016 and $1.4 billion in the first quarter of 2015.

Total operating expenses increased 2.9% in the first quarter of 2016 compared to the first quarter of 2015. The increase in operating expenses was driven by an increase in commissions, partially offset by lower non-commission expenses from information technology and administrative and other costs.

Gross margin from operations increased to 18.1% in the first quarter of 2016 from 14.9% in the first quarter of 2015.

Total investment income decreased 60.9% in the first quarter of 2016 compared to the first quarter of 2015 due to higher realized losses on investments and losses from limited partnership investments.

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

The following table reconciles operating income and net income:

(in thousands, except per share data)	Three months ended March 31,
	2016	2015
	(Unaudited)
Operating income	$46,827	$39,067
Net realized losses and impairments on investments	(1,433)	(360)
Income tax benefit	501	126
Realized losses and impairments, net of income taxes	(932)	(234)
Net income	$45,895	$38,833

Per Class A common share-diluted:
Operating income	$0.89	$0.74
Net realized losses and impairments on investments	(0.03)	0.00
Income tax benefit	0.01	0.00
Realized losses and impairments, net of income taxes	(0.02)	0.00
Net income	$0.87	$0.74

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

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2016	2015	% Change
	(Unaudited)
Management fee revenue, net	$367,458	$343,234	7.1%
Service agreement revenue	7,270	7,597	(4.3)
Total operating revenue	374,728	350,831	6.8
Total operating expenses	307,063	298,401	2.9
Net revenue from operations	$67,665	$52,430	29.1%
Gross margin	18.1%	14.9%	3.2	pts.

Management fee revenue
Management fee revenue is based upon all direct and assumed premiums written by the Exchange and the management fee rate, which is determined by our Board of Directors at least annually.  The management fee rate was set at 25%, the maximum rate, for both 2016 and 2015.  Changes in the management fee rate can affect our revenue and net income significantly. Management fee revenue is calculated by multiplying the management fee rate by the direct and assumed premiums written by the Exchange.  The following table presents the calculation of management fee revenue:

	Three months ended March 31,
(dollars in thousands)	2016	2015	% Change
	(Unaudited)
Direct and assumed premiums written by the Exchange	$1,474,632	$1,377,338	7.1%
Management fee rate	25%	25%
Management fee revenue, gross	368,658	344,334	7.1
Change in allowance for management fee returned on cancelled policies(1)	(1,200)	(1,100)	NM
Management fee revenue, net of allowance	$367,458	$343,234	7.1%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 7.1% to $1.5 billion in the first quarter of 2016 compared to the first quarter of 2015, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.6% in the first quarter of 2016 as the result of continuing strong policyholder retention and an increase in new policies written, compared to 4.2% in the first quarter of 2015.  The year-over-year average premium per policy for all lines of business increased 3.4% at March 31, 2016, compared to 4.2% at March 31, 2015.

Premiums generated from new business increased 6.8% to $180 million in the first quarter of 2016, compared to an increase of 11.1% to $168 million in the first quarter of 2015.  Underlying the trend in new business premiums was a 4.8% increase in new business policies written in the first quarter of 2016, compared to 7.1% in the first quarter of 2015, while the year-over-year average premium per policy on new business increased 1.2% at March 31, 2016, compared to 3.9% at March 31, 2015.
Premiums generated from renewal business increased 7.1% to $1.3 billion in the first quarter of 2016, compared to an increase of 7.2% to $1.2 billion in the first quarter of 2015.  Underlying the trend in renewal business premiums were increases in average premium per policy and steady policy retention ratios. The renewal business year-over-year average premium per policy increased 3.7% at March 31, 2016, compared to 4.2% at March 31, 2015.

Personal lines – Total personal lines premiums written increased 6.8% to $1.0 billion in the first quarter of 2016, from $930 million in the first quarter of 2015, driven by an increase of 3.7% in total personal lines policies in force and an increase of 2.8% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 7.5% to $481 million in the first quarter of 2016, from $447 million in the first quarter of 2015, driven by a 2.7% increase in total commercial lines policies in force and a 5.5% increase in the total commercial lines year-over-year average premium per policy.

Future trends-premium revenue – The Exchange plans to continue its efforts to grow premiums and improve its competitive position in the marketplace.  Expanding the size of its agency force through a careful agency selection process and increased market penetration in our existing operating territories will contribute to future growth as existing and new agents build their books of business.

Changes in premium levels attributable to the growth in policies in force and rate changes directly affect the profitability of the
Exchange and have a direct bearing on our management fee. The Exchange's continued focus on underwriting discipline and the maturing of its pricing sophistication models has contributed to its growth in new policies in force, steady policy retention ratios, and increased average premium per policy.

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7.3 million in the first quarter of 2016 and $7.6 million in the first quarter of 2015.  The decrease in service agreement revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Three months ended March 31,
(in thousands)	2016	2015	% Change
	(Unaudited)
Commissions:
Total commissions	$208,714	$193,717	7.7%
Non-commission expense:
Underwriting and policy processing	$33,488	$32,493	3.1%
Information technology	28,384	33,122	(14.3)
Sales and advertising	14,449	14,509	(0.4)
Customer service	7,029	6,988	0.6
Administrative and other	14,999	17,572	(14.6)
Total non-commission expense	98,349	104,684	(6.1)
Total cost of management operations	$307,063	$298,401	2.9%

Commissions – Commissions increased $15.0 million in the first quarter of 2016 compared to the same period in 2015, primarily as a result of the 7.1% increase in direct and assumed premiums written by the Exchange, while approximately one-quarter of the increase was due to higher agent incentive costs primarily related to profitable growth, compared to the prior year quarter. The estimated agent incentive payout at March 31, 2016 is based on actual underwriting results for the two prior years and current quarter and forecasted results for the remainder of 2016. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense decreased $6.3 million in the first quarter of 2016 compared to the same period in 2015. Underwriting and policy processing costs increased $1.0 million due to increased personnel costs. Information technology costs decreased $4.7 million primarily due to decreased professional fees. Administrative and other costs decreased $2.6 million primarily due to decreased personnel costs. Personnel costs in all expense categories were impacted by decreased pension costs primarily due to an increase in the pension discount rate.

Gross margin
The gross margin in the first quarter of 2016 was 18.1% compared to 14.9% in the first quarter of 2015.

Total Investment Income
A summary of the results of our investment operations is as follows:

(in thousands)	Three months ended March 31,
	2016	2015	% Change
	(Unaudited)
Net investment income	$4,662	$4,541	2.7%
Net realized investment losses	(1,088)	(240)	NM
Net impairment losses recognized in earnings	(345)	(120)	NM
Equity in (losses) earnings of limited partnerships	(670)	2,358	NM
Total investment income	$2,559	$6,539	(60.9)%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $0.1 million in the first quarter of 2016, compared to the first quarter of 2015, primarily due to an increase in the invested balance of fixed maturity securities, partially offset by lower income from equity securities as a result of the sale of our preferred stock holdings in the fourth quarter of 2015.

Net realized investments losses
A breakdown of our net realized investment losses is as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Securities sold:	(Unaudited)
Fixed maturities	$(1,449)	$(240)
Equity securities	(34)	0
Common stock equity securities	0	0
Common stock increases in fair value(1)	395	0
Net realized investment losses(2)	$(1,088)	$(240)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

(2)
See Part I, Item 1. "Financial Statements - Note 5, Investments, of Notes to Financial Statements" contained within this report for additional disclosures regarding net realized investment gains (losses.)

Net realized investment gains and losses include gains and losses resulting from the sales of our fixed maturity or equity securities, as well as changes in fair value of common stocks designated as trading securities.

Net realized losses were $1.1 million in the first quarter of 2016, compared to losses of $0.2 million in the first quarter of 2015. Net realized losses during the first quarter of 2016 primarily reflected realized losses on the sales of fixed maturity securities, partially offset by increases in fair value of common stock designated as trading securities. Net realized losses in the first quarter of 2015 resulted from sales of fixed maturity securities.

Net impairment losses recognized in earnings
Net impairment losses recorded in earnings were $0.3 million for the first quarter of 2016, compared to $0.1 million for the first quarter of 2015. Impairments recorded in both periods were primarily due to securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Equity in (losses) earnings of limited partnerships
The components of equity in (losses) earnings of limited partnerships are as follows:

(in thousands)	Three months ended March 31,
	2016	2015
	(Unaudited)
Private equity	$(1,309)	$253
Mezzanine debt	(217)	787
Real estate	856	1,318
Total equity in (losses) earnings of limited partnerships	$(670)	$2,358

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in (losses) earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at March 31, 2016 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2015.

Equity in earnings of limited partnerships decreased by $3.0 million in the first quarter of 2016, compared to the first quarter of 2015. Net losses in the first quarter of 2016 attributable to private equity and mezzanine debt investments were partially offset by earnings from real estate investments.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ “Superior”. As of December 31, 2015, the outlook for the financial strength rating is stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2015, only 11.0% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 7.1% to $1.5 billion in the first quarter of 2016 from $1.4 billion in the first quarter of 2015. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $7.2 billion at March 31, 2016, $7.1 billion at December 31, 2015, and $6.9 billion at March 31, 2015. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.9% at March 31, 2016 and December 31, 2015, and 90.2% at March 31, 2015.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	March 31, 2016	% to total	December 31, 2015	% to total
	(Unaudited)
Fixed maturities	$606,281	86%	$587,209	85%
Common stock	11,887	2	12,732	2
Limited partnerships:
Private equity	43,286	6	48,397	7
Mezzanine debt	12,611	2	12,701	2
Real estate	27,015	4	27,437	4
Real estate mortgage loans	292	0	333	0
Total investments	$701,372	100%	$688,809	100%

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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities; therefore, the entire amount of the impairment charges is included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the “Investment Operations” section contained within this report for further information.)  Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $242.5 million, or 40%, of the total fixed maturity portfolio at March 31, 2016.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $6.5 million at March 31, 2016, compared to $3.4 million at December 31, 2015.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At March 31, 2016
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$2,019	$3,025	$4,620	$9,664
Communications	0	0	2,028	18,620	14,377	35,025
Consumer	0	0	4,164	24,878	43,803	72,845
Diversified	0	0	0	0	497	497
Energy	0	0	2,492	5,020	8,172	15,684
Financial	0	2,088	22,477	45,221	14,957	84,743
Government-municipal	113,302	111,807	16,373	1,042	0	242,524
Industrial	0	0	607	2,319	13,291	16,217
Structured securities(2)	38,101	33,970	14,534	18,331	2,322	107,258
Technology	0	0	2,305	2,335	7,963	12,603
Utilities	0	0	5,181	3,012	1,028	9,221
Total	$151,403	$147,865	$72,180	$123,803	$111,030	$606,281

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Equity securities
The following table presents an analysis of the fair value of our common stock securities by sector:

	Fair value at:
(in thousands)	March 31, 2016	December 31, 2015
Industry sector	(Unaudited)
Communications	$2,955	$0
Funds (1)	8,932	12,732
Total	$11,887	$12,732

(1)
 Includes exchange traded funds with underlying holdings of fixed maturity securities. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities.

Equity securities classified as available-for-sale include certain common stock securities and are carried at fair value on the Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized loss on equity securities classified as available-for-sale, net of deferred taxes, was less than $0.1 million at March 31, 2016, compared to a net unrealized loss of $0.1 million at December 31, 2015.

Common stocks classified as trading securities are measured at fair value with all changes in fair value reflected in the Statements of Operations.

Limited partnerships
In the first quarter of 2016, investments in limited partnerships decreased modestly from the investment levels at December 31, 2015.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the first quarter of 2016 reflect the partnership activity experienced in the fourth quarter of 2015.

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

Volatility in the financial markets presents challenges to us as we do occasionally access our investment portfolio as a source of cash.  Some of our fixed income investments, despite being publicly traded, are illiquid.  Volatility in these markets could limit our ability to sell certain of our fixed income securities or cause such securities to sell at deep discounts.  Additionally, our limited partnership investments are significantly less liquid.  We believe we have sufficient liquidity to meet our needs from other sources even if market volatility persists throughout 2016.

Cash flow activities
The following table provides condensed cash flow information for the three months ended March 31:

(in thousands)	2016	2015
	(Unaudited)
Net cash used in operating activities	$(21,762)	$(15,251)
Net cash (used in) provided by investing activities	(21,849)	12,825
Net cash used in financing activities	(33,996)	(31,714)
Net decrease in cash and cash equivalents	$(77,607)	$(34,140)

Net cash used in operating activities was $21.8 million in the first three months of 2016, compared to $15.3 million in the first three months of 2015.  The increase in cash used in the first three months of 2016 was primarily due to increases in commissions and bonuses paid to agents, salaries and wages and employee benefits paid. Somewhat offsetting this increase in cash used was an increase in management fee revenue received, combined with lower general operating expenses paid, compared to the first three months of 2015. Cash paid for agent commissions and bonuses increased to $276.6 million in the first three months of 2016, compared to $249.3 million in the first three months of 2015, as a result of an increase in cash paid for bonus awards due to profitable underwriting results and an increase in scheduled commissions due to premium growth.  We contributed $17.4 million to our pension plan in the first three months of 2016, compared to $17.0 million in the first three months of 2015.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 57% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions. Management fee revenues were higher reflecting the increase in direct and assumed premiums written by the Exchange.

At March 31, 2016, we recorded a net deferred tax asset of $35.3 million.  There was no deferred tax valuation allowance recorded at March 31, 2016.

Net cash used in investing activities totaled $21.8 million in the first three months of 2016, compared to cash provided of $12.8 million in the first three months of 2015. While cash generated from the sale of available-for-sale securities was higher in the first three months of 2016, compared to the first three months of 2015, increases in purchases of available-for-sale securities, coupled with less cash generated from the return of capital from limited partnerships, contributed to net cash being used for the quarter.  Also impacting our future investing activities are limited partnership commitments, which totaled $19.1 million at March 31, 2016, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $7.3 million, mezzanine debt securities was $8.5 million and real estate activities was $3.3 million.

Net cash used in financing activities totaled $34.0 million in the first three months of 2016, compared to $31.7 million in the first three months of 2015.  Dividends paid to shareholders totaled $34.0 million in the first three months of 2016, compared to $31.7 million in the first three months of 2015. We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2016, compared to 2015.  There are no regulatory restrictions on the payment of dividends to our shareholders.

No shares of our Class A nonvoting common stock were repurchased in the first three months of 2016 and 2015 in conjunction with our stock repurchase program. In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2016, based upon trade date.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $105.3 million at March 31, 2016, 2) a $100 million bank revolving line of credit, and 3) liquidation of assets held in our investment portfolio, including common stock and investment grade bonds which totaled approximately $397.7 million at March 31, 2016.  Volatility in the financial markets could impair our ability to sell certain of its fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of March 31, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of March 31, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduce the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of March 31, 2016. Bonds with a fair value of $109.4 million were pledged as collateral on the line at March 31, 2016. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  We were in compliance with our bank covenants at March 31, 2016.

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

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the three months ended March 31, 2016 and 2015, we recognized interest income on the note of $0.4 million.

CRITICAL ACCOUNTING ESTIMATES

We make estimates and assumptions that have a significant effect on the amounts and disclosures reported in the financial statements.  The most significant estimates relate to investment valuation and retirement benefit plans for employees.  While management believes its estimates are appropriate, the ultimate amounts may differ from estimates provided.  Our most critical accounting estimates are described in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2015 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2016.  See Part I, Item 1. "Financial Statements - Note 4, Fair Value, of Notes to Financial Statements" contained within this report for additional information on our valuation of investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to fluctuations in prices and interest rates.  Quantitative and qualitative disclosures about market risk resulting from changes in prices, interest rates, and other risk exposures for the year ended December 31, 2015 are included in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 25, 2016.

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the three months ended March 31, 2016.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2016, Indemnity filed a petition for allowance of appeal to the Pennsylvania Supreme Court seeking further review of the Commonwealth Court opinion. On March 14, 2016, Plaintiffs filed an answer opposing Indemnity’s petition for allowance of appeal; and, on March 28, 2016, Indemnity sought permission to file a reply brief in further support of its petition for allowance of appeal. Indemnity is currently awaiting action by the Pennsylvania Supreme Court on its petition for allowance of appeal.

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

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 12, Commitments and Contingencies, of Notes to Financial Statements".

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 25, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending March 31, 2016. We had approximately $17.8 million of repurchase authority remaining under this program at March 31, 2016.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Agreement between Erie Indemnity Company and Richard F. Burt, Jr. dated February 16, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on February 19, 2016.

10.2*	First Amendment to Erie Indemnity Company Deferred Stock Plan for Outside Directors (As Amended and Restated as of July 29, 2015), dated March 31, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	April 28, 2016	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Interim Executive Vice President & CFO