Form 10-Q
period 2016-06-30
ERIE INDEMNITY CO
filed 2016-07-28
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  X    Accelerated Filer ___ Non-Accelerated Filer ___ Smaller Reporting Company ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at July 15, 2016.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at July 15, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenue
Management fee revenue, net	$416,665	$394,224	$784,123	$737,458
Service agreement revenue	7,219	7,436	14,489	15,033
Total operating revenue	423,884	401,660	798,612	752,491

Operating expenses
Commissions	235,794	223,731	444,508	417,448
Salaries and employee benefits	55,025	57,354	108,314	112,373
All other operating expenses	47,306	50,592	92,366	100,257
Total operating expenses	338,125	331,677	645,188	630,078
Net revenue from operations	85,759	69,983	153,424	122,413

Investment income
Net investment income	4,891	4,435	9,553	8,976
Net realized investment gains (losses)	399	598	(689)	358
Net impairment losses recognized in earnings	0	(35)	(345)	(155)
Equity in earnings of limited partnerships	2,114	10,707	1,444	13,065
Total investment income	7,404	15,705	9,963	22,244
Income before income taxes	93,163	85,688	163,387	144,657
Income tax expense	31,854	29,538	56,183	49,674
Net income	$61,309	$56,150	$107,204	$94,983

Earnings Per Share
Net income per share
Class A common stock – basic	$1.32	$1.21	$2.30	$2.04
Class A common stock – diluted	$1.17	$1.07	$2.04	$1.81
Class B common stock – basic	$197	$181	$345	$306
Class B common stock – diluted	$197	$180	$345	$305

Weighted average shares outstanding – Basic
Class A common stock	46,188,867	46,189,068	46,188,967	46,189,068
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,392,862	52,562,514	52,458,394	52,598,633
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.730	$0.681	$1.460	$1.362
Class B common stock	$109.500	$102.150	$219.000	$204.300

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$61,309	$56,150	$107,204	$94,983

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	3,026	(2,583)	6,491	(2,483)

Comprehensive income	$64,335	$53,567	$113,695	$92,500

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$124,111	$182,889
Available-for-sale securities	46,087	62,067
Trading securities	496	—
Receivables from Erie Insurance Exchange and affiliates	387,273	348,055
Prepaid expenses and other current assets	33,885	24,697
Federal income taxes recoverable	0	11,947
Accrued investment income	5,816	5,491
Total current assets	597,668	635,146

Available-for-sale securities	607,548	537,874
Limited partnership investments	70,952	88,535
Fixed assets, net	58,986	59,087
Deferred income taxes, net	35,780	40,686
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	18,892	20,968
Total assets	$1,414,826	$1,407,296

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$217,203	$195,542
Agent bonuses	58,235	106,752
Accounts payable and accrued liabilities	90,856	88,532
Dividends payable	33,996	33,996
Deferred executive compensation	13,252	20,877
Federal income taxes payable	1,960	0
Total current liabilities	415,502	445,699

Defined benefit pension plans	170,619	172,700
Employee benefit obligations	910	1,234
Deferred executive compensation	12,461	16,580
Other long-term liabilities	140	1,580
Total liabilities	599,632	637,793

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,300	16,311
Accumulated other comprehensive loss	(90,373)	(96,864)
Retained earnings	2,033,187	1,993,976
Total contributed capital and retained earnings	1,961,284	1,915,593
Treasury stock, at cost; 22,110,132 shares held	(1,155,301)	(1,155,108)
Deferred compensation	9,211	9,018
Total shareholders’ equity	815,194	769,503
Total liabilities and shareholders’ equity	$1,414,826	$1,407,296

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities
Management fee received	$757,193	$714,217
Service agreement fee received	14,489	15,033
Net investment income received	12,921	12,980
Limited partnership distributions	5,418	9,360
Decrease in reimbursements collected from affiliates	(12,288)	(10,415)
Commissions paid to agents	(363,968)	(345,986)
Agents bonuses paid	(107,170)	(90,245)
Salaries and wages paid	(90,509)	(78,266)
Pension contribution and employee benefits paid	(31,631)	(28,263)
General operating expenses paid	(91,715)	(110,519)
Income taxes paid	(42,258)	(46,018)
Net cash provided by operating activities	50,482	41,878

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(161,835)	(111,216)
Limited partnerships	(367)	(597)
Proceeds from investments:
Available-for-sale securities	112,030	108,939
Trading securities	3,146	—
Limited partnerships	11,246	14,708
Net purchase of fixed assets	(7,257)	(5,266)
Net collections (distributions) on agent loans	1,770	(184)
Net cash (used in) provided by investing activities	(41,267)	6,384

Cash flows from financing activities
Dividends paid to shareholders	(67,993)	(63,429)
Net cash used in financing activities	(67,993)	(63,429)

Net decrease in cash and cash equivalents	(58,778)	(15,167)
Cash and cash equivalents, beginning of period	182,889	91,747
Cash and cash equivalents, end of period	$124,111	$76,580

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

The services we provide to the Exchange are related to the sales, underwriting and issuance of policies. The sales related services we provide include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. The underwriting services we provide include underwriting and policy processing. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above.

By virtue of its legal structure as a reciprocal insurer, the Exchange does not have the ability to enter into contractual relationships and therefore Indemnity serves as the attorney-in-fact on behalf of the Exchange for all claims handling services and certain other common overhead and service department functions in accordance with the subscriber’s agreement. The amounts Indemnity incurs on behalf of the Exchange in this capacity are reimbursed to Indemnity from the Exchange at cost. See Note 11, "Related Party" contained within this report.

Our results of operations are tied to the growth and financial condition of the Exchange. If any events occurred that impaired the Exchange’s ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Exchange could find it more difficult to retain its existing business and attract new business. A decline in the business of the Exchange almost certainly would have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Exchange for its management fee. See Note 12, "Concentrations of Credit Risk" contained within this report.

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 25, 2016.

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

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We are currently evaluating the potential impact of this guidance on our financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize assets and liabilities arising from operating leases on the statement of financial position and to disclose key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the potential impact of this guidance on our financial statements.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)	Three months ended June 30,
	2016			2015
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$60,807	46,188,867	$1.32	$55,690	46,189,068	$1.21
Dilutive effect of stock-based awards	0	103,195	—	0	272,646	—
Assumed conversion of Class B shares	502	6,100,800	—	460	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$61,309	52,392,862	$1.17	$56,150	52,562,514	$1.07
Class B – Basic EPS:
Income available to Class B stockholders	$502	2,542	$197	$460	2,542	$181
Class B – Diluted EPS:
Income available to Class B stockholders	$502	2,542	$197	$458	2,542	$180

(dollars in thousands, except per share data)	Six months ended June 30,
	2016			2015
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$106,327	46,188,967	$2.30	$94,205	46,189,068	$2.04
Dilutive effect of stock-based awards	0	168,627	—	0	308,765	—
Assumed conversion of Class B shares	877	6,100,800	—	778	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$107,204	52,458,394	$2.04	$94,983	52,598,633	$1.81
Class B – Basic EPS:
Income available to Class B stockholders	$877	2,542	$345	$778	2,542	$306
Class B – Diluted EPS:
Income available to Class B stockholders	$877	2,542	$345	$776	2,542	$305

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At June 30, 2016
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$241,824	$0	$241,824	$0
Corporate debt securities	290,028	0	281,177	8,851
Residential mortgage-backed securities	14,029	0	14,029	0
Commercial mortgage-backed securities	40,023	0	39,020	1,003
Collateralized debt obligations	56,633	0	55,433	1,200
Other debt securities	1,984	0	1,984	0
Total fixed maturities	644,521	0	633,467	11,054
Common stock	9,114	9,114	0	0
Total available-for-sale securities	653,635	9,114	633,467	11,054
Trading securities:
Common stock	496	496	0	0
Other investments (1)	3,908	—	—	—
Total	$658,039	$9,610	$633,467	$11,054

	At December 31, 2015
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$231,847	$0	$231,847	$0
Corporate debt securities	250,333	0	250,264	69
Residential mortgage-backed securities	13,513	0	13,513	0
Commercial mortgage-backed securities	37,571	0	37,571	0
Collateralized debt obligations	51,745	0	43,168	8,577
Other debt securities	2,200	0	2,200	0
Total fixed maturities	587,209	0	578,563	8,646
Common stock	12,732	12,732	0	0
Total available-for-sale securities	599,941	12,732	578,563	8,646
Other investments (1)	4,526	—	—	—
Total	$604,467	$12,732	$578,563	$8,646

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of June 30, 2016 and December 31, 2015. During the six months ended June 30, 2016, no contributions were made and distributions totaling $0.7 million were received from these investments. During the year ended December 31, 2015, no contributions were made and distributions totaling $3.5 million were received from these investments. The amount of unfunded commitments related to the investments was $0.3 million as of June 30, 2016, and $0.6 million as of December 31, 2015.

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at March 31, 2016	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2016
Available-for-sale securities:
Corporate debt securities	$4,821	$30	$54	$5,131	$(551)	$(634)	$8,851
Commercial mortgage-backed securities	0	0	3	1,000	0	0	1,003
Collateralized debt obligations	12,037	0	0	1,200	0	(12,037)	1,200
Total fixed maturities	16,858	30	57	7,331	(551)	(12,671)	11,054
Total available-for-sale securities	16,858	30	57	7,331	(551)	(12,671)	11,054
Total Level 3 assets	$16,858	$30	$57	$7,331	$(551)	$(12,671)	$11,054

(1)	These amounts are reported in the Statement of Operations as net investment income and net realized investment gains (losses) for the three months ended June 30, 2016 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the three months ended June 30, 2016. Level 2 to Level 3 transfers totaled $1.7 million for seven fixed maturity holdings due to the use of unobservable market data to determine the fair value at June 30, 2016. Level 3 to Level 2 transfers totaled $14.3 million for 21 fixed maturity holdings due to the use of observable market data to determine the fair value at June 30, 2016.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2016
Available-for-sale securities:
Corporate debt securities	$69	$45	$81	$8,670	$(606)	$592	$8,851
Commercial mortgage-backed securities	0	0	3	1,000	0	0	1,003
Collateralized debt obligations	8,577	4	(12)	4,722	(54)	(12,037)	1,200
Total fixed maturities	8,646	49	72	14,392	(660)	(11,445)	11,054
Total available-for-sale securities	8,646	49	72	14,392	(660)	(11,445)	11,054
Total Level 3 assets	$8,646	$49	$72	$14,392	$(660)	$(11,445)	$11,054

(1)	These amounts are reported in the Statement of Operations as net investment income and net realized investment gains (losses) for the six months ended June 30, 2016 on Level 3 securities.

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2016. Level 2 to Level 3 transfers totaled $3.0 million for 16 fixed maturity holdings due to the use of unobservable market data to determine the fair value at June 30, 2016. Level 3 to Level 2 transfers totaled $14.4 million for 22 fixed maturity holdings due to the use of observable market data to determine the fair value at June 30, 2016.

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at March 31, 2015	Included in earnings	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2015
Available-for-sale securities:
Corporate debt securities	$110	$0	$0	$0	$0	$(110)	$0
Collateralized debt obligations	0	0	0	660	0	0	660
Total fixed maturities	110	0	0	660	0	(110)	660
Total available-for-sale securities	110	0	0	660	0	(110)	660
Total Level 3 assets	$110	$0	$0	$660	$0	$(110)	$660

There were no transfers between Level 1 and Level 2 or from Level 2 to Level 3 for the three months ended June 30, 2015. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding due to the use of observable market data to determine the fair value at June 30, 2015.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2014	Included in earnings	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at June 30, 2015
Available-for-sale securities:
Corporate debt securities	$0	$0	$0	$110	$0	$(110)	$0
Collateralized debt obligations	0	0	0	660	0	0	660
Total fixed maturities	0	0	0	770	0	(110)	660
Total available-for-sale securities	0	0	0	770	0	(110)	660
Total Level 3 assets	$0	$0	$0	$770	$0	$(110)	$660

There were no transfers between Level 1 and Level 2 or from Level 2 to Level 3 for the six months ended June 30, 2015. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding due to the use of observable market data to determine the fair value at June 30, 2015.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding brokers quotes totaled $11.1 million at June 30, 2016. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At June 30, 2016
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$642,318	$0	$633,467	$8,851
Priced via market comparables/broker quotes	2,203	0	0	2,203
Total fixed maturities	644,521	0	633,467	11,054
Common stock:
Priced via pricing services	9,610	9,610	0	0
Total common stock	9,610	9,610	0	0
Other investments:
Priced via unobservable inputs (1)	3,908	—	—	—
Total other investments	3,908	—	—	—
Total	$658,039	$9,610	$633,467	$11,054

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

There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2016.

Note 5.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities:

	At June 30, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$227,669	$14,155	$0	$241,824
Corporate debt securities	288,887	2,361	1,220	290,028
Residential mortgage-backed securities	14,125	43	139	14,029
Commercial mortgage-backed securities	40,503	292	772	40,023
Collateralized debt obligations	56,761	104	232	56,633
Other debt securities	2,000	0	16	1,984
Total fixed maturities	629,945	16,955	2,379	644,521
Common stock	8,949	165	0	9,114
Total available-for-sale securities	$638,894	$17,120	$2,379	$653,635

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$221,093	$10,761	$7	$231,847
Corporate debt securities	254,464	281	4,412	250,333
Residential mortgage-backed securities	13,639	4	130	13,513
Commercial mortgage-backed securities	38,630	30	1,089	37,571
Collateralized debt obligations	51,905	61	221	51,745
Other debt securities	2,241	0	41	2,200
Total fixed maturities	581,972	11,137	5,900	587,209
Common stock	12,865	0	133	12,732
Total available-for-sale securities	$594,837	$11,137	$6,033	$599,941

The amortized cost and estimated fair value of fixed maturities at June 30, 2016 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2016
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$45,685	$45,799
Due after one year through five years	296,550	300,336
Due after five years through ten years	188,270	195,896
Due after ten years	99,440	102,490
Total fixed maturities	$629,945	$644,521

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At June 30, 2016
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
Corporate debt securities	65,341	666	21,953	554	87,294	1,220	260
Residential mortgage-backed securities	5,051	18	2,599	121	7,650	139	7
Commercial mortgage-backed securities	1,283	7	17,931	765	19,214	772	18
Collateralized debt obligations	19,843	118	13,681	114	33,524	232	17
Other debt securities	0	0	1,984	16	1,984	16	1
Total fixed maturities	91,518	809	58,148	1,570	149,666	2,379	303
Total available-for-sale securities	$91,518	$809	$58,148	$1,570	$149,666	$2,379	303
Quality breakdown of fixed maturities:
Investment grade	$42,174	$170	$47,584	$1,069	$89,758	$1,239	56
Non-investment grade	49,344	639	10,564	501	59,908	1,140	247
Total fixed maturities	$91,518	$809	$58,148	$1,570	$149,666	$2,379	303

	At December 31, 2015
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$5,867	$7	$0	$0	$5,867	$7	3
Corporate debt securities	172,831	2,447	19,086	1,965	191,917	4,412	349
Residential mortgage-backed securities	9,827	84	936	46	10,763	130	9
Commercial mortgage-backed securities	13,081	68	19,081	1,021	32,162	1,089	24
Collateralized debt obligations	27,981	103	9,174	118	37,155	221	19
Other debt securities	1,960	40	241	1	2,201	41	2
Total fixed maturities	231,547	2,749	48,518	3,151	280,065	5,900	406
Common stock	12,732	133	0	0	12,732	133	1
Total available-for-sale securities	$244,279	$2,882	$48,518	$3,151	$292,797	$6,033	407
Quality breakdown of fixed maturities:
Investment grade	$174,723	$1,296	$38,369	$1,256	$213,092	$2,552	105
Non-investment grade	56,824	1,453	10,149	1,895	66,973	3,348	301
Total fixed maturities	$231,547	$2,749	$48,518	$3,151	$280,065	$5,900	406

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturities	$4,858	$4,150	$9,384	$8,229
Equity securities	47	240	82	500
Cash equivalents and other	321	281	645	575
Total investment income	5,226	4,671	10,111	9,304
Less: investment expenses	335	236	558	328
Net investment income	$4,891	$4,435	$9,553	$8,976

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$438	$340	$572	$371
Gross realized losses	(209)	(104)	(1,792)	(375)
Net realized gains (losses)	229	236	(1,220)	(4)
Equity securities:
Gross realized gains	0	362	0	362
Gross realized losses	0	0	(34)	0
Net realized gains (losses)	0	362	(34)	362
Trading securities:
Common stock:
Gross realized gains	586	0	586	0
Gross realized losses	0	0	0	0
Decreases in fair value(1)	(416)	0	(21)	0
Net realized gains	170	0	565	0
Net realized investment gains (losses)	$399	$598	$(689)	$358

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturities	$0	$(35)	$(345)	$(155)
Total other-than-temporary impairments	0	(35)	(345)	(155)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings	$0	$(35)	$(345)	$(155)

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through June 30, 2016 are comprised of partnership financial results for the fourth quarter of 2015 and the first quarter of 2016.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the second quarter of 2016.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Equity in earnings of limited partnerships accounted for under the equity method	$2,058	$10,707	$1,342	$13,319
Change in fair value of limited partnerships accounted for under the fair value option	56	0	102	(254)
Equity in earnings of limited partnerships	$2,114	$10,707	$1,444	$13,065

The following table summarizes limited partnership investments by sector:

(in thousands)	At June 30, 2016	At December 31, 2015
Private equity	$39,917	$48,397
Mezzanine debt	10,355	12,701
Real estate	16,772	22,911
Real estate - fair value option	3,908	4,526
Total limited partnerships	$70,952	$88,535

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 6.  Bank Line of Credit

As of June 30, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of June 30, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduce the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of June 30, 2016.  Bonds with a fair value of $111.1 million were pledged as collateral on the line at June 30, 2016. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of June 30, 2016. The bank requires compliance with certain covenants, which include leverage ratios, for our line of credit.  We are in compliance with all bank covenants at June 30, 2016.

Note 7.  Postretirement Benefits

Pension plans
Our pension plans consist of a noncontributory defined benefit pension plan covering substantially all employees and an unfunded supplemental employee retirement plan for certain members of executive and senior management. Although we are the sponsor of these postretirement plans and record the funded status of these plans, the Exchange reimburses us for approximately 58% of the annual benefit expense of these plans, which represents pension benefits for our employees performing claims and life insurance functions.

A $17.4 million contribution was made to the defined benefit pension plan in the first quarter of 2016.

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $21.8 million at June 30, 2016 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost for benefits earned	$7,050	$7,608	$14,100	$15,216
Interest cost on benefits obligation	8,282	7,689	16,563	15,378
Expected return on plan assets	(9,880)	(8,980)	(19,760)	(17,960)
Prior service cost amortization	174	167	348	334
Net actuarial loss amortization	2,027	3,508	4,055	7,016
Pension plan cost (1)	$7,653	$9,992	$15,306	$19,984

(1)	Pension plan costs represent the total cost before reimbursements from the Exchange and EFL.

Note 8.  Income Taxes

Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% when the investment related permanent differences are excluded.

Note 9.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the six months ended June 30, 2016 and the year ended December 31, 2015. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  There were no shares repurchased under this program during the six months ended June 30, 2016 and the year ended December 31, 2015. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2016.

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, including amounts reclassified out of accumulated other comprehensive income (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment securities:
Accumulated other comprehensive income, beginning of the period	$5,992	$6,907	$2,527	$6,807
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(1,710), $1,194, $(2,936) and $1,266, respectively	3,175	(2,217)	5,452	(2,351)
Reclassifications:
Realized investment (gains) losses, net of tax benefit (expense) of $80, $209, $(439), and $125, respectively	(149)	(389)	815	(233)
Impairment losses, net of tax expense of $0, $12, $121 and $54, respectively	0	23	224	101
Other comprehensive income (loss), net of tax	3,026	(2,583)	6,491	(2,483)
Accumulated other comprehensive income, end of the period	$9,018	$4,324	$9,018	$4,324

Pension and other postretirement plans (1):
Accumulated other comprehensive loss, beginning of the period	$(99,391)	$(124,508)	$(99,391)	$(124,508)
Other comprehensive income (loss) before reclassifications, net of tax	0	0	0	0
Reclassifications:
Amortization of prior service costs, net of tax	0	0	0	0
Amortization of net actuarial loss, net of tax	0	0	0	0
Other comprehensive income (loss), net of tax	0	0	0	0
Accumulated other comprehensive loss, end of the period	$(99,391)	$(124,508)	$(99,391)	$(124,508)

Total
Accumulated other comprehensive loss, beginning of the period	$(93,399)	$(117,601)	$(96,864)	$(117,701)
Investment securities	3,026	(2,583)	6,491	(2,483)
Pension and other postretirement plans	0	0	0	0
Other comprehensive income (loss), net of tax	3,026	(2,583)	6,491	(2,483)
Accumulated other comprehensive loss, end of the period	$(90,373)	$(120,184)	$(90,373)	$(120,184)

(1)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

Note 11. Related Party

Amounts incurred on behalf of the Exchange and EFL
As discussed in Note 1, "Nature of Operations", all claims handling services for the Exchange are performed by our employees who are entirely dedicated to claims related activities. All costs associated with these employees, including postretirement benefits, are reimbursed to us from the Exchange’s revenues in accordance with the subscriber’s agreement. Also, we are reimbursed by EFL from its revenues for all costs, including postretirement benefits, associated with employees who perform life insurance related operating activities for EFL in accordance with its service agreement with us. See also Note 7, "Postretirement Benefits" for a discussion of intercompany expense allocations under the postretirement benefit plans. In addition, common overhead expenses and certain service department costs incurred by us on behalf of the Exchange and EFL are reimbursed by the proper entity based upon appropriate utilization statistics (employee count, square footage, vehicle count, project hours, etc.) specifically measured to accomplish proportional allocations, which we believe are reasonable.

All reimbursements are made on an actual cost basis and do not include a profit component. We record these reimbursements as receivables from the Exchange and EFL with a corresponding reduction to our expenses. Reimbursements are settled on a monthly basis. The amounts incurred on behalf of the Exchange and EFL were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Erie Insurance Exchange	$115,868	$104,530	$226,263	$207,046
Erie Family Life Insurance	9,944	10,205	19,504	18,756
Total cash settlements	$125,812	$114,735	$245,767	$225,802

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $387.3 million and $348.1 million at June 30, 2016 and December 31, 2015, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $18.9 million related to our limited partnership investments at June 30, 2016.  These commitments are split among private equity securities of $7.2 million, mezzanine debt securities of $8.4 million, and real estate activities of $3.3 million.  These commitments will be funded as required by the limited partnership agreements.

We are involved in litigation arising in the ordinary course of conducting business.  In accordance with current accounting standards for loss contingencies and based upon information currently known to us, we establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated.  When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss.  To the extent that such litigation against us may have an exposure to a loss in excess of the amount we have accrued, we believe that such excess would not be material to our financial condition, results of operations, or cash flows.  Legal fees are expensed as incurred.  We believe that our accruals for legal proceedings are appropriate and, individually and in the aggregate, are not expected to be material to our financial condition, results of operations, or cash flows.

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

Note 14.  Subsequent Events

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

The sales related services we provide to the Exchange include agent compensation and certain sales and advertising support services. Agent compensation includes scheduled commissions to agents based upon premiums written as well as additional commissions and bonuses to agents, which are earned by achieving targeted measures. Agent compensation generally comprises approximately two-thirds of our expenses. The underwriting services we provide include underwriting and policy processing. The remaining services we provide include customer service and administrative support. We also provide information technology services that support all the functions listed above.

Our results of operations are tied to the growth and financial condition of the Exchange as the Exchange is our sole customer, and our earnings are largely generated from management fees based on the direct and assumed premiums written by the Exchange. The Exchange generates revenue by insuring preferred and standard risks, with personal lines comprising 70% of the 2015 direct and assumed written premiums and commercial lines comprising the remaining 30%.  The principal personal lines products are private passenger automobile and homeowners.  The principal commercial lines products are commercial multi-peril, workers compensation and commercial automobile.

Financial Overview

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, except per share data)	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Total operating revenue	$423,884	$401,660	5.5%	$798,612	$752,491	6.1%
Total operating expenses	338,125	331,677	1.9	645,188	630,078	2.4
Net revenue from operations	85,759	69,983	22.5	153,424	122,413	25.3
Total investment income	7,404	15,705	(52.9)	9,963	22,244	(55.2)
Income before income taxes	93,163	85,688	8.7	163,387	144,657	12.9
Income tax expense	31,854	29,538	7.8	56,183	49,674	13.1
Net income	$61,309	$56,150	9.2%	$107,204	$94,983	12.9%
Net income per share - diluted	$1.17	$1.07	9.5%	$2.04	$1.81	13.2%

Net revenue from operations increased in both the second quarter and six months ended June 30, 2016 compared to the same periods in 2015 as revenue growth outpaced the growth in expenses. The two components of our primary revenue source, management fee revenue, are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2016 and 2015. The direct and assumed premiums written by the Exchange were $1.7 billion and $1.6 billion in the second quarters of 2016 and 2015, respectively, and $3.2 billion and $3.0 billion for the six months ended June 30, 2016 and 2015, respectively.

Total operating expenses increased 1.9% in the second quarter of 2016 compared to the second quarter of 2015, and increased 2.4% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in operating expenses was driven by an increase in commissions, partially offset by lower non-commission expenses primarily from information technology costs.

Gross margin from operations increased to 20.2% in the second quarter of 2016 from 17.4% in the second quarter of 2015, and increased to 19.2% for the six months ended June 30, 2016 from 16.3% for the six months ended June 30, 2015.

Total investment income decreased 52.9% in the second quarter of 2016 compared to the second quarter of 2015, and decreased 55.2% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to lower earnings from limited partnership investments.

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

The following table reconciles operating income and net income:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Operating income	$61,049	$55,784	$107,876	$94,851
Net realized gains (losses) and impairments on investments	399	563	(1,034)	203
Income tax (expense) benefit	(139)	(197)	362	(71)
Realized gains (losses) and impairments, net of income taxes	260	366	(672)	132
Net income	$61,309	$56,150	$107,204	$94,983

Per Class A common share-diluted:
Operating income	$1.17	$1.07	$2.05	$1.81
Net realized gains (losses) and impairments on investments	0.00	0.00	(0.02)	0.00
Income tax (expense) benefit	0.00	0.00	0.01	0.00
Realized gains (losses) and impairments, net of income taxes	0.00	0.00	(0.01)	0.00
Net income	$1.17	$1.07	$2.04	$1.81

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

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2016	2015	% Change		2016	2015	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$416,665	$394,224	5.7%		$784,123	$737,458	6.3%
Service agreement revenue	7,219	7,436	(2.9)		14,489	15,033	(3.6)
Total operating revenue	423,884	401,660	5.5		798,612	752,491	6.1
Total operating expenses	338,125	331,677	1.9		645,188	630,078	2.4
Net revenue from operations	$85,759	$69,983	22.5%		$153,424	$122,413	25.3%
Gross margin	20.2%	17.4%	2.8	pts.	19.2%	16.3%	2.9	pts.

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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Direct and assumed premiums written by the Exchange	$1,677,059	$1,585,295	5.8%	$3,151,691	$2,962,633	6.4%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	419,265	396,324	5.8	787,923	740,658	6.4
Change in allowance for management fee returned on cancelled policies(1)	(2,600)	(2,100)	23.8	(3,800)	(3,200)	18.8
Management fee revenue, net of allowance	$416,665	$394,224	5.7%	$784,123	$737,458	6.3%

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 5.8% to $1.7 billion in the second quarter of 2016 compared to the second quarter of 2015, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.4% in the second quarter of 2016, compared to 4.1% in the second quarter of 2015.  The year-over-year average premium per policy for all lines of business increased 3.1% at June 30, 2016, compared to 3.9% at June 30, 2015.

Premiums generated from new business increased 2.6% to $200 million in the second quarter of 2016, compared to an increase of 7.1% to $195 million in the second quarter of 2015.  Underlying the trend in new business premiums was a 1.6% increase in new business policies written in the second quarter of 2016, compared to 5.6% in the second quarter of 2015, while the year-over-year average premium per policy on new business increased 1.2% at June 30, 2016, compared to 3.7% at June 30, 2015. Premiums generated from renewal business increased 6.2% to $1.5 billion in the second quarter of 2016, compared to an increase of 7.7% to $1.4 billion in the second quarter of 2015.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 3.4% at June 30, 2016, compared to 4.0% at June 30, 2015, and steady policy retention ratios.

Personal lines – Total personal lines premiums written increased 6.3% to $1.2 billion in the second quarter of 2016, from $1.1 billion in the second quarter of 2015, driven by an increase of 3.6% in total personal lines policies in force and an increase of 2.8% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 4.5% to $497 million in the second quarter of 2016, from $475 million in the second quarter of 2015, driven by a 2.3% increase in total commercial lines policies in force and a 4.6% increase in the total commercial lines year-over-year average premium per policy.

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

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7.2 million and $7.4 million in the second quarters of 2016 and 2015, respectively, and $14.5 million and $15.0 million for the six months ended June 30, 2016 and 2015, respectively.  The decrease in service agreement revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$235,794	$223,731	5.4%	$444,508	$417,448	6.5%
Non-commission expense:
Underwriting and policy processing	$34,674	$35,035	(1.0)%	$68,162	$67,528	0.9%
Information technology	28,216	33,118	(14.8)	56,600	66,240	(14.6)
Sales and advertising	17,554	17,100	2.7	32,003	31,609	1.2
Customer service	6,279	7,322	(14.3)	13,308	14,310	(7.0)
Administrative and other	15,608	15,371	1.5	30,607	32,943	(7.1)
Total non-commission expense	102,331	107,946	(5.2)	200,680	212,630	(5.6)
Total cost of management operations	$338,125	$331,677	1.9%	$645,188	$630,078	2.4%

Commissions – Commissions increased $12.1 million in the second quarter of 2016 and $27.1 million for the six months ended June 30, 2016, compared to the same respective periods in 2015. The majority of the increases were driven by the 5.8% and 6.4% increases in direct and assumed premiums written by the Exchange for the second quarter and six months ended June 30, 2016, respectively, while approximately one-quarter of the increase for the six months ended June 30, 2016 was due to higher agent incentive costs primarily related to profitable growth, compared to the same respective periods in 2015. The estimated agent incentive payout at June 30, 2016 is based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2016. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense decreased $5.6 million in the second quarter of 2016 compared to the same period in 2015. Information technology costs decreased $4.9 million driven by decreased professional fees and personnel costs. Customer service costs decreased $1.0 million primarily due to decreased credit card processing fees. Personnel costs in all expense categories were impacted by decreased pension costs primarily due to an increase in the pension discount rate.

Non-commission expense decreased $12.0 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  Information technology costs decreased $9.6 million driven by decreased professional fees and personnel costs. Customer service costs decreased $1.0 million primarily due to decreased credit card processing fees.  Administrative and other expenses decreased $2.3 million primarily due to decreased personnel costs. Personnel costs in all expense categories were impacted by decreased pension costs primarily due to an increase in the pension discount rate.

Gross margin
The gross margin in the second quarter of 2016 was 20.2% compared to 17.4% in the second quarter of 2015, and was 19.2% for the six months ended June 30, 2016, compared to 16.3% for the six months ended June 30, 2015.

Total Investment Income
A summary of the results of our investment operations is as follows:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Net investment income	$4,891	$4,435	10.3%	$9,553	$8,976	6.4%
Net realized investment gains (losses)	399	598	(33.3)	(689)	358	NM
Net impairment losses recognized in earnings	0	(35)	NM	(345)	(155)	NM
Equity in earnings of limited partnerships	2,114	10,707	(80.3)	1,444	13,065	(89.0)
Total investment income	$7,404	$15,705	(52.9)%	$9,963	$22,244	(55.2)%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased by $0.5 million in the second quarter of 2016, compared to the second quarter of 2015, and increased by $0.6 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in net investment income during both periods was primarily due to an increase in the invested balance of fixed maturity securities, partially offset by lower income from equity securities as a result of the sale of our preferred stock holdings in the fourth quarter of 2015.

Net realized investments gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$229	$236	$(1,220)	$(4)
Equity securities	0	362	(34)	362
Common stock equity securities	586	0	586	0
Common stock decreases in fair value(1)	(416)	0	(21)	0
Net realized investment gains (losses)(2)	$399	$598	$(689)	$358

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

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

Net realized gains during the second quarter of 2016 primarily reflected gains from sales of common stock and fixed maturity securities, while net realized gains in the second quarter of 2015 resulted from gains on sales of fixed maturity and preferred equity securities. Net realized losses for the six months ended June 30, 2016 primarily reflected losses from sales of fixed maturity securities, partially offset by gains from sales of common stock, while net realized gains for the six months ended June 30, 2015 primarily reflected gains from sales of preferred equity securities.

Net impairment losses recognized in earnings
Impairments recorded for both the six months ended June 30, 2016 and 2015 were primarily related to several securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Equity in earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Private equity	$(488)	$9,904	$(1,797)	$10,157
Mezzanine debt	311	350	94	1,137
Real estate	2,291	453	3,147	1,771
Total equity in earnings of limited partnerships	$2,114	$10,707	$1,444	$13,065

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at June 30, 2016 reflect investment valuation changes resulting from the financial markets and the economy in the first quarter of 2016.

Equity in earnings of limited partnerships decreased by $8.6 million in the second quarter of 2016, compared to the second quarter of 2015, and decreased by $11.6 million for the six months ended June 30, 2016, compared to the the six months ended June 30, 2015. The decrease in earnings during both periods was primarily due to lower earnings from private equity investments partially offset by higher earnings from real estate investments.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". As of June 30, 2016, the outlook for the financial strength rating is stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2015, only 11% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.4% to $3.2 billion for the six months ended June 30, 2016 from $3.0 billion for the six months ended June 30, 2015. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $7.4 billion at June 30, 2016, $7.1 billion at December 31, 2015, and $7.0 billion at June 30, 2015. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.8% at June 30, 2016, 89.9% at December 31, 2015, and 90.1% at June 30, 2015.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	June 30, 2016	% to total	December 31, 2015	% to total
	(Unaudited)
Fixed maturities	$644,521	89%	$587,209	85%
Common stock	9,610	1	12,732	2
Limited partnerships:
Private equity	39,917	6	48,397	7
Mezzanine debt	10,355	1	12,701	2
Real estate	20,680	3	27,437	4
Real estate mortgage loans	250	0	333	0
Total investments	$725,333	100%	$688,809	100%

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

We individually analyze all positions with emphasis on those that have, in management’s opinion, declined significantly below cost.  In compliance with impairment guidance for debt securities, we perform further analysis to determine if a credit-related impairment has occurred.  Some of the factors considered in determining whether a debt security is credit impaired include potential for the default of interest and/or principal, level of subordination, collateral of the issue, compliance with financial covenants, credit ratings and industry conditions.  We have the intent to sell all credit-impaired debt securities; therefore, the entire amount of the impairment charges is included in earnings and no impairments are recorded in other comprehensive income.  For available-for-sale equity securities, a charge is recorded in the Statements of Operations for positions that have experienced other-than-temporary impairments.  (See the "Results of Operations" section contained within this report for further information.)  Management believes its investment valuation philosophy and accounting practices result in appropriate and timely measurement of value and recognition of impairment.

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $241.8 million, or 38%, of the total fixed maturity portfolio at June 30, 2016.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $9.5 million at June 30, 2016, compared to $3.4 million at December 31, 2015.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At June 30, 2016
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$2,026	$1,731	$6,717	$10,474
Communications	0	0	2,026	8,496	18,153	28,675
Consumer	0	0	2,012	29,712	46,991	78,715
Diversified	0	0	0	0	1,037	1,037
Energy	0	2,038	5,537	5,730	11,166	24,471
Financial	0	2,072	22,445	51,490	15,023	91,030
Government-municipal	112,427	118,253	10,110	1,034	0	241,824
Industrial	0	0	497	4,109	18,215	22,821
Structured securities(2)	43,499	35,404	17,629	13,919	2,218	112,669
Technology	0	2,018	2,285	4,567	11,641	20,511
Utilities	0	0	5,174	6,042	1,078	12,294
Total	$155,926	$159,785	$69,741	$126,830	$132,239	$644,521

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Common Stock
The following table presents an analysis of the fair value of our common stock securities by sector:

	Fair value at:
(in thousands)	June 30, 2016	December 31, 2015
Industry sector	(Unaudited)
Communications	$496	$0
Funds (1)	9,114	12,732
Total	$9,610	$12,732

(1)
 Includes exchange traded funds with underlying holdings of fixed maturity securities. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities.

Equity securities classified as available-for-sale include certain common stock securities and are carried at fair value on the Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, was $0.1 million at June 30, 2016, compared to a net unrealized loss of $0.1 million at December 31, 2015.

Common stocks classified as trading securities are measured at fair value with all changes in fair value reflected in the Statements of Operations.

Limited partnerships
In the second quarter of 2016, investments in limited partnerships decreased from the investment levels at December 31, 2015.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the second quarter of 2016 reflect the partnership activity experienced in the first quarter of 2016.

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

Cash flow activities
The following table provides condensed cash flow information for the six months ended June 30:

(in thousands)	2016	2015
	(Unaudited)
Net cash provided by operating activities	$50,482	$41,878
Net cash (used in) provided by investing activities	(41,267)	6,384
Net cash used in financing activities	(67,993)	(63,429)
Net decrease in cash and cash equivalents	$(58,778)	$(15,167)

Net cash provided by operating activities was $50.5 million in the first six months of 2016, compared to $41.9 million in the first six months of 2015.  Increased cash from operating activities for the first six months of 2016 was primarily due to an increase in management fee revenue received combined with lower general operating expenses paid. Somewhat offsetting this increase in cash provided was an increase in commissions and bonuses paid to agents, salaries and wages and employee benefits paid compared to the first six months of 2015. Management fee revenues were higher reflecting the increase in direct and assumed premiums written by the Exchange. Cash paid for agent commissions and bonuses increased to $471.1 million in the first six months of 2016, compared to $436.2 million in the first six months of 2015, as a result of an increase in cash paid for bonus awards due to profitable underwriting results and an increase in scheduled commissions due to premium growth.  We contributed $17.4 million to our pension plan in the first quarter of 2016, compared to $17.0 million in the first quarter of 2015.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 58% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions. At June 30, 2016, we recorded a net deferred tax asset of $35.8 million.  There was no deferred tax valuation allowance recorded at June 30, 2016.

Net cash used in investing activities totaled $41.3 million in the first six months of 2016, compared to cash provided of $6.4 million in the first six months of 2015. While cash generated from the sale of available-for-sale securities was higher in the first six months of 2016, compared to the first six months of 2015, increases in purchases of available-for-sale securities, coupled with less cash generated from the return of capital from limited partnerships, contributed to net cash being used for the first six months of 2016.  Also impacting our future investing activities are limited partnership commitments, which totaled $18.9 million at June 30, 2016, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $7.2 million, mezzanine debt securities was $8.4 million and real estate activities was $3.3 million.

Net cash used in financing activities totaled $68.0 million in the first six months of 2016, compared to $63.4 million in the first six months of 2015, all of which was related to dividends paid to shareholders.  We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2016, compared to 2015.  There are no regulatory restrictions on the payment of dividends to our shareholders.

No shares of our Class A nonvoting common stock were repurchased in the first six months of 2016 and 2015 in conjunction with our stock repurchase program. In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2016, based upon trade date.

In May 2016, we purchased 2,041 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $193,349, or $94.73 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in May 2016.

In May and June 2016, we purchased 7,661 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $752,309, or $98.20 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2016.

In June 2015, we purchased 1,567 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $128,355, or $81.91 per share, for the vesting of stock-based awards in conjunction with our long-term incentive plan. These shares were delivered to plan participants in June 2015.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $124.1 million at June 30, 2016, 2) a $100 million bank revolving line of credit, and 3) liquidation of assets held in our investment portfolio, including common stock and investment grade bonds which totaled approximately $410.8 million at June 30, 2016.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of June 30, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of June 30, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduce the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of June 30, 2016. Bonds with a fair value of $111.1 million were pledged as collateral on the line at June 30, 2016. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  We were in compliance with our bank covenants at June 30, 2016.

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

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the six months ended June 30, 2016 and 2015, we recognized interest income on the note of $0.8 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the six months ended June 30, 2016.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Sullivan matter was assigned to an Administrative Judge within the Department for determination. The parties agreed that an evidentiary hearing was not required and they entered into a stipulated record and submitted briefing to the Department. Oral argument was held before the Administrative Judge on January 6, 2015. On April 29, 2015, the Department issued a declaratory opinion and order (1) finding that the transactions between Exchange and Indemnity in which Indemnity retained or received revenue from installment and other service charges from Exchange subscribers complied with applicable insurance laws and regulations and that Indemnity properly retained charges paid by Exchange policyholders for certain installment premium payment plans, dishonored payments, policy cancellations and policy reinstatements and (2) returning jurisdiction over the matter to the Fayette County Court of Common Pleas.

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

On July 8, 2016, the Beltz plaintiffs filed a new action labeled as a “Verified Derivative And Class Action Complaint” in the United States District Court for the Western District of Pennsylvania. The action is captioned Patricia R. Beltz, Joseph S. Sullivan, and Anita Sullivan, individually and on behalf of all others similarly situated, and derivatively on behalf of Nominal Defendant Erie Insurance Exchange v. Erie Indemnity Company; Kaj Ahlmann; John T. Baily; Samuel P. Black, III; J. Ralph Borneman, Jr.; Terrence W. Cavanaugh; Wilson C. Cooney; LuAnn Datesh; Patricia A. Goldman; Jonathan Hirt Hagen; Thomas B. Hagen; C. Scott Hartz; Samuel P. Katz; Gwendolyn King; Claude C. Lilly, III; Martin J. Lippert; George R. Lucore; Jeffrey A. Ludrof; Edmund J. Mehl; Henry N. Nassau; Thomas W. Palmer; Martin P. Sheffield; Seth E. Schofield; Richard L. Stover; Jan R. Van Gorder; Elizabeth A. Hirt Vorsheck; Harry H. Weil; and Robert C. Wilburn (the “New Beltz” lawsuit). The individual defendants are all present or former Directors of Indemnity (the “Directors”).

The allegations of the New Beltz lawsuit arise from the same fundamental, underlying claims as the Sullivan and prior Beltz litigation, i.e., that Indemnity improperly retained Service Charges and Added Service Charges. The New Beltz lawsuit alleges that the retention of the Service Charges and Added Service Charges was improper because, for among other reasons, that retention constituted a breach of the Subscriber’s Agreement and an Implied Covenant of Good Faith and Fair Dealing by Indemnity, breaches of fiduciary duty by Indemnity and the other defendants, conversion by Indemnity, and unjust enrichment by defendants Jonathan Hirt Hagen, Thomas B. Hagen, Elizabeth A. Hirt Vorsheck, and Samuel P. Black, III, at the expense of the Exchange. The New Beltz lawsuit requests, among other things, that a judgment be entered against the Defendants certifying the action as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure; declaring plaintiffs as representatives of the Class and plaintiffs’ counsel as counsel for the Class; declaring the conduct alleged as unlawful, including, but not limited to, Defendants retention of the Service Charges and Added Service Charges; enjoining defendants from continuing to retain the Service Charges and Added Service Charges; and awarding compensatory and punitive damages and interest.

Indemnity believes it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the New Beltz lawsuit. Directors have advised Indemnity that they intend to vigorously defend against the claims in the New Beltz lawsuit and have sought indemnification and advancement of expenses from the Company in connection with the New Beltz lawsuit.

For additional information on contingencies, see Part I, Item 1. "Financial Statements - Note 13, Commitments and Contingencies, of Notes to Financial Statements".

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 25, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending June 30, 2016. We had approximately $17.8 million of repurchase authority remaining under this program at June 30, 2016.

During the quarter ending June 30, 2016, we purchased 9,702 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $945,658, or $97.47 per share, to fund the rabbi trust for the outside director deferred compensation plan and for the vesting of stock-based awards in conjunction with our long-term incentive plan. The rabbi trust shares were transferred to the trust in May 2016 and the long-term incentive plan shares were delivered to plan participants in June 2016.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

14.4
Revised Code of Ethics for Senior Financial Officers, effective June 1, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on June 1, 2016.

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

Erie Indemnity Company
(Registrant)

Date:	July 28, 2016	By:	/s/ Terrence W. Cavanaugh
Terrence W. Cavanaugh, President & CEO

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Interim Executive Vice President & CFO