Form 10-Q
period 2016-09-30
ERIE INDEMNITY CO
filed 2016-10-27
CIK 922621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes          No   X

The number of shares outstanding of the registrant’s Class A Common Stock as of the latest practicable date, with no par value and a stated value of $0.0292 per share, was 46,189,068 at October 14, 2016.

The number of shares outstanding of the registrant’s Class B Common Stock as of the latest practicable date, with no par value and a stated value of $70 per share, was 2,542 at October 14, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERIE INDEMNITY COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenue
Management fee revenue, net	$411,139	$389,168	$1,195,262	$1,126,626
Service agreement revenue	7,267	7,469	21,756	22,502
Total operating revenue	418,406	396,637	1,217,018	1,149,128

Operating expenses
Commissions	232,455	223,741	676,963	641,189
Salaries and employee benefits	53,265	58,342	161,579	170,715
All other operating expenses	50,431	46,265	142,797	146,522
Total operating expenses	336,151	328,348	981,339	958,426
Net revenue from operations	82,255	68,289	235,679	190,702

Investment income
Net investment income	5,331	4,346	14,884	13,322
Net realized investment gains (losses)	718	(483)	29	(125)
Net impairment losses recognized in earnings	0	(480)	(345)	(635)
Equity in (losses) earnings of limited partnerships	(1,723)	3,837	(279)	16,902
Total investment income	4,326	7,220	14,289	29,464
Income before income taxes	86,581	75,509	249,968	220,166
Income tax expense	29,205	25,947	85,388	75,621
Net income	$57,376	$49,562	$164,580	$144,545

Earnings Per Share
Net income per share
Class A common stock – basic	$1.23	$1.06	$3.53	$3.10
Class A common stock – diluted	$1.09	$0.94	$3.14	$2.75
Class B common stock – basic	$185	$160	$530	$466
Class B common stock – diluted	$185	$159	$529	$465

Weighted average shares outstanding – Basic
Class A common stock	46,188,980	46,189,068	46,188,971	46,189,068
Class B common stock	2,542	2,542	2,542	2,542

Weighted average shares outstanding – Diluted
Class A common stock	52,411,303	52,602,083	52,442,697	52,599,783
Class B common stock	2,542	2,542	2,542	2,542

Dividends declared per share
Class A common stock	$0.730	$0.681	$2.190	$2.043
Class B common stock	$109.500	$102.150	$328.500	$306.450

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$57,376	$49,562	$164,580	$144,545

Other comprehensive income (loss), net of tax
Change in unrealized holding gains (losses) on available-for-sale securities	355	(521)	6,846	(3,004)

Comprehensive income	$57,731	$49,041	$171,426	$141,541

See accompanying notes to Financial Statements. See Note 10, "Accumulated Other Comprehensive Income (Loss)", for amounts reclassified out of accumulated other comprehensive income (loss) into the Statements of Operations.

ERIE INDEMNITY COMPANY
STATEMENTS OF FINANCIAL POSITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$139,813	$182,889
Available-for-sale securities	52,108	62,067
Receivables from Erie Insurance Exchange and affiliates	399,975	348,055
Prepaid expenses and other current assets	29,593	24,697
Federal income taxes recoverable	0	11,947
Accrued investment income	6,261	5,491
Total current assets	627,750	635,146

Available-for-sale securities	652,267	537,874
Limited partnership investments	65,949	88,535
Fixed assets, net	58,311	59,087
Deferred income taxes, net	36,161	40,686
Note receivable from Erie Family Life Insurance Company	25,000	25,000
Other assets	19,577	20,968
Total assets	$1,485,015	$1,407,296

Liabilities and shareholders' equity
Current liabilities:
Commissions payable	$218,267	$195,542
Agent bonuses	84,805	106,752
Accounts payable and accrued liabilities	94,504	88,532
Dividends payable	33,996	33,996
Deferred executive compensation	16,873	20,877
Federal income taxes payable	4,813	0
Total current liabilities	453,258	445,699

Defined benefit pension plans	178,257	172,700
Employee benefit obligations	751	1,234
Deferred executive compensation	12,057	16,580
Other long-term liabilities	1,763	1,580
Total liabilities	646,086	637,793

Shareholders’ equity
Class A common stock, stated value $0.0292 per share; 74,996,930 shares authorized; 68,299,200 shares issued; 46,189,068 shares outstanding	1,992	1,992
Class B common stock, convertible at a rate of 2,400 Class A shares for one Class B share, stated value $70 per share; 3,070 shares authorized; 2,542 shares issued and outstanding	178	178
Additional paid-in-capital	16,300	16,311
Accumulated other comprehensive loss	(90,018)	(96,864)
Retained earnings	2,056,567	1,993,976
Total contributed capital and retained earnings	1,985,019	1,915,593
Treasury stock, at cost; 22,110,132 shares held	(1,155,571)	(1,155,108)
Deferred compensation	9,481	9,018
Total shareholders’ equity	838,929	769,503
Total liabilities and shareholders’ equity	$1,485,015	$1,407,296

See accompanying notes to Financial Statements.

ERIE INDEMNITY COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities
Management fee received	$1,155,234	$1,094,122
Service agreement fee received	21,756	22,501
Net investment income received	19,643	18,972
Limited partnership distributions	7,222	12,077
Decrease in reimbursements collected from affiliates	(11,893)	(16,716)
Commissions paid to agents	(565,490)	(539,227)
Agents bonuses paid	(110,503)	(93,495)
Salaries and wages paid	(119,991)	(115,126)
Pension contribution and employee benefits paid	(37,341)	(34,125)
General operating expenses paid	(133,729)	(143,955)
Income taxes paid	(69,357)	(74,033)
Net cash provided by operating activities	155,551	130,995

Cash flows from investing activities
Purchase of investments:
Available-for-sale securities	(269,237)	(173,330)
Limited partnerships	(449)	(693)
Proceeds from investments:
Available-for-sale securities	164,266	153,265
Trading securities	5,171	—
Limited partnerships	12,404	21,777
Net purchase of fixed assets	(10,415)	(7,176)
Net collections on agent loans	1,622	696
Net cash used in investing activities	(96,638)	(5,461)

Cash flows from financing activities
Dividends paid to shareholders	(101,989)	(95,143)
Net cash used in financing activities	(101,989)	(95,143)

Net (decrease) increase in cash and cash equivalents	(43,076)	30,391
Cash and cash equivalents, beginning of period	182,889	91,747
Cash and cash equivalents, end of period	$139,813	$122,138

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

Note 2.  Significant Accounting Policies

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in our Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 25, 2016.

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

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows", which provides guidance on how certain cash receipts and cash payments are presented and classified to reduce diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 31, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses", which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected through the use of a new forward-looking expected loss model and credit losses relating to available-for-sale debt securities to be recognized through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption for interim and annual periods beginning after December 15, 2018 is permitted. We are currently evaluating the potential impact of this guidance on our financial statements.

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

A reconciliation of the numerators and denominators used in the basic and diluted per-share computations is presented as follows for each class of common stock:

(dollars in thousands, except per share data)	Three months ended September 30,
	2016			2015
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$56,906	46,188,980	$1.23	$49,156	46,189,068	$1.06
Dilutive effect of stock-based awards	0	121,523	—	0	312,215	—
Assumed conversion of Class B shares	470	6,100,800	—	406	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$57,376	52,411,303	$1.09	$49,562	52,602,083	$0.94
Class B – Basic EPS:
Income available to Class B stockholders	$470	2,542	$185	$406	2,542	$160
Class B – Diluted EPS:
Income available to Class B stockholders	$469	2,542	$185	$405	2,542	$159

(dollars in thousands, except per share data)	Nine months ended September 30,
	2016			2015
	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount	Allocated net income (numerator)	Weighted shares (denominator)	Per-share amount
Class A – Basic EPS:
Income available to Class A stockholders	$163,233	46,188,971	$3.53	$143,361	46,189,068	$3.10
Dilutive effect of stock-based awards	0	152,926	—	0	309,915	—
Assumed conversion of Class B shares	1,347	6,100,800	—	1,184	6,100,800	—
Class A – Diluted EPS:
Income available to Class A stockholders on Class A equivalent shares	$164,580	52,442,697	$3.14	$144,545	52,599,783	$2.75
Class B – Basic EPS:
Income available to Class B stockholders	$1,347	2,542	$530	$1,184	2,542	$466
Class B – Diluted EPS:
Income available to Class B stockholders	$1,346	2,542	$529	$1,181	2,542	$465

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

The following tables present our fair value measurements on a recurring basis by asset class and level of input:

	At September 30, 2016
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
U.S. government & agencies	$2,048	$0	$2,048	$0
States & political subdivisions	246,259	0	246,259	0
Corporate debt securities	320,268	0	310,079	10,189
Residential mortgage-backed securities	17,145	0	17,145	0
Commercial mortgage-backed securities	40,985	0	40,985	0
Collateralized debt obligations	66,647	0	61,526	5,121
Other debt securities	2,003	0	2,003	0
Total fixed maturities	695,355	0	680,045	15,310
Common stock	9,020	9,020	0	0
Total available-for-sale securities	704,375	9,020	680,045	15,310
Other investments (1)	3,964	—	—	—
Total	$708,339	$9,020	$680,045	$15,310

	At December 31, 2015
	Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets Level 1	Observable inputs Level 2	Unobservable inputs Level 3
Available-for-sale securities:
States & political subdivisions	$231,847	$0	$231,847	$0
Corporate debt securities	250,333	0	250,264	69
Residential mortgage-backed securities	13,513	0	13,513	0
Commercial mortgage-backed securities	37,571	0	37,571	0
Collateralized debt obligations	51,745	0	43,168	8,577
Other debt securities	2,200	0	2,200	0
Total fixed maturities	587,209	0	578,563	8,646
Common stock	12,732	12,732	0	0
Total available-for-sale securities	599,941	12,732	578,563	8,646
Other investments (1)	4,526	—	—	—
Total	$604,467	$12,732	$578,563	$8,646

(1)          Other investments measured at fair value represent real estate funds included on the balance sheet as limited partnership investments that are reported under the fair value option using the net asset value practical expedient. These amounts are not required to be categorized in the fair value hierarchy. The investments can never be redeemed with the funds. Instead, distributions are received when liquidation of the underlying assets of the funds occur. It is estimated that the underlying assets will generally be liquidated between 5 and 10 years from the inception of the funds. The fair value of these investments is based on the net asset value (NAV) information provided by the general partner. Fair value is based on our proportionate share of the NAV based on the most recent partners' capital statements received from the general partners, which is generally one quarter prior to our balance sheet date. These values are then analyzed to determine if the NAV represents fair value at our balance sheet date, with adjustment being made where appropriate. We consider observable market data and perform a review validating the appropriateness of the NAV at each balance sheet date. It is likely that all of the investments will be redeemed at a future date for an amount different than the NAV of our ownership interest in partners' capital as of September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, no contributions were made and distributions totaling $0.7 million were received from these investments. During the year ended December 31, 2015, no contributions were made and distributions totaling $3.5 million were received from these investments. The amount of unfunded commitments related to the investments was $0.3 million as of September 30, 2016, and $0.6 million as of December 31, 2015.

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at June 30, 2016	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2016
Available-for-sale securities:
Corporate debt securities	$8,851	$22	$38	$3,217	$(318)	$(1,621)	$10,189
Commercial mortgage-backed securities	1,003	0	0	0	0	(1,003)	0
Collateralized debt obligations	1,200	0	7	3,000	0	914	5,121
Total fixed maturities	11,054	22	45	6,217	(318)	(1,710)	15,310
Total available-for-sale securities	11,054	22	45	6,217	(318)	(1,710)	15,310
Total Level 3 assets	$11,054	$22	$45	$6,217	$(318)	$(1,710)	$15,310

(1)	These amounts are reported in the Statement of Operations as net investment income and net realized investment gains (losses) for the three months ended September 30, 2016 on Level 3 securities.

We review the fair value hierarchy classifications each reporting period.  Transfers between hierarchy levels may occur due to changes in the available market observable inputs.  Transfers in and out of level classifications are reported as having occurred at the beginning of the quarter in which the transfers occurred.

There were no transfers between Level 1 and Level 2 for the three months ended September 30, 2016. Level 2 to Level 3 transfers totaled $4.6 million for 11 fixed maturity holdings due to the use of unobservable market data to determine the fair value at September 30, 2016. Level 3 to Level 2 transfers totaled $6.3 million for 18 fixed maturity holdings due to the use of observable market data to determine the fair value at September 30, 2016.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2016
Available-for-sale securities:
Corporate debt securities	$69	$67	$119	$11,887	$(924)	$(1,029)	$10,189
Commercial mortgage-backed securities	0	0	3	1,000	0	(1,003)	0
Collateralized debt obligations	8,577	4	(5)	7,722	(54)	(11,123)	5,121
Total fixed maturities	8,646	71	117	20,609	(978)	(13,155)	15,310
Total available-for-sale securities	8,646	71	117	20,609	(978)	(13,155)	15,310
Total Level 3 assets	$8,646	$71	$117	$20,609	$(978)	$(13,155)	$15,310

(1)	These amounts are reported in the Statement of Operations as net investment income and net realized investment gains (losses) for the nine months ended September 30, 2016 on Level 3 securities.

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2016. Level 2 to Level 3 transfers totaled $7.6 million for 27 fixed maturity holdings due to the use of unobservable market data to determine the fair value at September 30, 2016. Level 3 to Level 2 transfers totaled $20.8 million for 40 fixed maturity holdings due to the use of observable market data to determine the fair value at September 30, 2016.

Level 3 Assets – Quarterly Change:

(in thousands)	Beginning balance at June 30, 2015	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2015
Available-for-sale securities:
Corporate debt securities	$0	$(1)	$(58)	$0	$0	$124	$65
Collateralized debt obligations	660	1	(3)	4,546	0	0	5,204
Total fixed maturities	660	0	(61)	4,546	0	124	5,269
Total available-for-sale securities	660	0	(61)	4,546	0	124	5,269
Total Level 3 assets	$660	$0	$(61)	$4,546	$0	$124	$5,269

(1)	These amounts are reported in the Statement of Operations as net investment income for the three months ended September 30, 2015 on Level 3 securities.

There were no transfers between Level 1 and Level 2 or from Level 3 to Level 2 for the three months ended September 30, 2015. Level 2 to Level 3 transfers totaled $0.1 million for one fixed maturity holding due to the use of unobservable market data to determine the fair value at September 30, 2015.

Level 3 Assets – Year-to-Date Change:

(in thousands)	Beginning balance at December 31, 2014	Included in earnings (1)	Included in other comprehensive income	Purchases	Sales	Transfers in and (out) of Level 3	Ending balance at September 30, 2015
Available-for-sale securities:
Corporate debt securities	$0	$(1)	$(58)	$110	$0	$14	$65
Collateralized debt obligations	0	1	(3)	5,206	0	0	5,204
Total fixed maturities	0	0	(61)	5,316	0	14	5,269
Total available-for-sale securities	0	0	(61)	5,316	0	14	5,269
Total Level 3 assets	$0	$0	$(61)	$5,316	$0	$14	$5,269

(1)	These amounts are reported in the Statement of Operations as net investment income for the nine months ended September 30, 2015 on Level 3 securities.

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2015. Level 2 to Level 3 transfers totaled $0.1 million for one fixed maturity holding due to the use of unobservable market data to determine the fair value at September 30, 2016. Level 3 to Level 2 transfers totaled $0.1 million for one fixed maturity holding due to the use of observable market data to determine the fair value at September 30, 2015.

Quantitative and Qualitative Disclosures about Unobservable Inputs

When a non-binding broker quote was the only input available, the security was classified within Level 3. Use of non-binding brokers quotes totaled $15.3 million at September 30, 2016. The unobservable inputs are not reasonably available to us.

The following table presents our fair value measurements on a recurring basis by pricing source:

(in thousands)	At September 30, 2016
	Total	Level 1	Level 2	Level 3
Fixed maturities:
Priced via pricing services	$689,205	$0	$679,955	$9,250
Priced via market comparables/broker quotes	6,150	0	90	6,060
Total fixed maturities	695,355	0	680,045	15,310
Common stock:
Priced via pricing services	9,020	9,020	0	0
Total common stock	9,020	9,020	0	0
Other investments:
Priced via unobservable inputs (1)	3,964	—	—	—
Total other investments	3,964	—	—	—
Total	$708,339	$9,020	$680,045	$15,310

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

There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016.

Note 5.  Investments

Available-for-sale securities
The following table summarizes the cost and fair value of our available-for-sale securities:

	At September 30, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
U.S. government & agencies	$2,008	$40	$0	$2,048
States & political subdivisions	234,111	12,207	59	246,259
Corporate debt securities	317,745	3,351	828	320,268
Residential mortgage-backed securities	17,246	65	166	17,145
Commercial mortgage-backed securities	41,565	213	793	40,985
Collateralized debt obligations	66,448	263	64	66,647
Other debt securities	2,000	3	0	2,003
Total fixed maturities	681,123	16,142	1,910	695,355
Common stock	8,949	71	0	9,020
Total available-for-sale securities	$690,072	$16,213	$1,910	$704,375

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
States & political subdivisions	$221,093	$10,761	$7	$231,847
Corporate debt securities	254,464	281	4,412	250,333
Residential mortgage-backed securities	13,639	4	130	13,513
Commercial mortgage-backed securities	38,630	30	1,089	37,571
Collateralized debt obligations	51,905	61	221	51,745
Other debt securities	2,241	0	41	2,200
Total fixed maturities	581,972	11,137	5,900	587,209
Common stock	12,865	0	133	12,732
Total available-for-sale securities	$594,837	$11,137	$6,033	$599,941

The amortized cost and estimated fair value of fixed maturities at September 30, 2016 are shown below by remaining contractual term to maturity.  Mortgage-backed securities are allocated based upon their stated maturity dates.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2016
(in thousands)	Amortized	Estimated
	cost	fair value
Due in one year or less	$51,666	$51,821
Due after one year through five years	314,652	319,198
Due after five years through ten years	195,967	203,310
Due after ten years	118,838	121,026
Total fixed maturities	$681,123	$695,355

Available-for-sale securities in a gross unrealized loss position are as follows.  Data is provided by length of time for securities in a gross unrealized loss position.

	At September 30, 2016
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$14,735	$59	$0	$0	$14,735	$59	7
Corporate debt securities	71,837	407	14,876	421	86,713	828	152
Residential mortgage-backed securities	7,225	27	2,816	139	10,041	166	11
Commercial mortgage-backed securities	18,373	107	8,426	686	26,799	793	25
Collateralized debt obligations	11,092	31	8,727	33	19,819	64	10
Total fixed maturities	123,262	631	34,845	1,279	158,107	1,910	205
Total available-for-sale securities	$123,262	$631	$34,845	$1,279	$158,107	$1,910	205
Quality breakdown of fixed maturities:
Investment grade	$100,205	$296	$27,442	$688	$127,647	$984	79
Non-investment grade	23,057	335	7,403	591	30,460	926	126
Total fixed maturities	$123,262	$631	$34,845	$1,279	$158,107	$1,910	205

	At December 31, 2015
(dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	No. of holdings
Available-for-sale securities:
States & political subdivisions	$5,867	$7	$0	$0	$5,867	$7	3
Corporate debt securities	172,831	2,447	19,086	1,965	191,917	4,412	349
Residential mortgage-backed securities	9,827	84	936	46	10,763	130	9
Commercial mortgage-backed securities	13,081	68	19,081	1,021	32,162	1,089	24
Collateralized debt obligations	27,981	103	9,174	118	37,155	221	19
Other debt securities	1,960	40	241	1	2,201	41	2
Total fixed maturities	231,547	2,749	48,518	3,151	280,065	5,900	406
Common stock	12,732	133	0	0	12,732	133	1
Total available-for-sale securities	$244,279	$2,882	$48,518	$3,151	$292,797	$6,033	407
Quality breakdown of fixed maturities:
Investment grade	$174,723	$1,296	$38,369	$1,256	$213,092	$2,552	105
Non-investment grade	56,824	1,453	10,149	1,895	66,973	3,348	301
Total fixed maturities	$231,547	$2,749	$48,518	$3,151	$280,065	$5,900	406

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

Net investment income
Interest and dividend income are recognized as earned and recorded to net investment income.  Investment income, net of expenses, was generated from the following portfolios:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturities	$5,245	$4,010	$14,629	$12,239
Equity securities	50	218	132	718
Cash equivalents and other	366	287	1,011	862
Total investment income	5,661	4,515	15,772	13,819
Less: investment expenses	330	169	888	497
Net investment income	$5,331	$4,346	$14,884	$13,322

Realized investment gains (losses)
Realized gains and losses on sales of securities are recognized in income based upon the specific identification method. Realized gains (losses) on investments were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Available-for-sale securities:
Fixed maturities:
Gross realized gains	$603	$120	$1,175	$491
Gross realized losses	(27)	(661)	(1,819)	(1,036)
Net realized gains (losses)	576	(541)	(644)	(545)
Equity securities:
Gross realized gains	0	57	0	419
Gross realized losses	0	0	(34)	0
Net realized gains (losses)	0	57	(34)	419
Trading securities:
Common stock:
Gross realized gains	121	0	707	0
Gross realized losses	0	0	0	0
Increases in fair value(1)	21	0	0	0
Net realized gains	142	0	707	0
Miscellaneous:
Gross realized gains	0	1	0	1
Gross realized losses	0	0	0	0
Net realized gains	0	1	0	1
Net realized investment gains (losses)	$718	$(483)	$29	$(125)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

Net impairment losses
The components of other-than-temporary impairments on investments were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturities	$0	$(480)	$(345)	$(635)
Total other-than-temporary impairments	0	(480)	(345)	(635)
Portion recognized in other comprehensive income	0	0	0	0
Net impairment losses recognized in earnings	$0	$(480)	$(345)	$(635)

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

Limited partnerships
Limited partnership investments, excluding certain real estate limited partnerships recorded at fair value, are generally reported on a one-quarter lag; therefore, our year-to-date limited partnership results through September 30, 2016 are comprised of partnership financial results for the fourth quarter of 2015 and the first two quarters of 2016.  Given the lag in reporting, our limited partnership results do not reflect the market conditions of the third quarter of 2016.  Cash contributions made to and distributions received from the partnerships are recorded in the period in which the transaction occurs.

In October 2016, a real estate partnership had a sale of its remaining assets that resulted in a distribution, generating significant gains. Because this was a final distribution, the gain of approximately $7.5 million will be recorded in equity in earnings of limited partnerships from this investment in our fourth quarter 2016 financial statements.

Amounts included in equity in earnings of limited partnerships by method of accounting are included below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Equity in (losses) earnings of limited partnerships accounted for under the equity method	$(1,778)	$3,235	$(436)	$16,554
Change in fair value of limited partnerships accounted for under the fair value option	55	602	157	348
Equity in (losses) earnings of limited partnerships	$(1,723)	$3,837	$(279)	$16,902

The following table summarizes limited partnership investments by sector:

(in thousands)	At September 30, 2016	At December 31, 2015
Private equity	$37,248	$48,397
Mezzanine debt	8,404	12,701
Real estate	16,333	22,911
Real estate - fair value option	3,964	4,526
Total limited partnership investments	$65,949	$88,535

See also Note 13, "Commitments and Contingencies" for investment commitments related to limited partnerships.

Note 6.  Bank Line of Credit

As of September 30, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of September 30, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduce the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of September 30, 2016.  Bonds with a fair value of $109.4 million were pledged as collateral on the line at September 30, 2016. The securities pledged as collateral have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position as of September 30, 2016. The bank requires compliance with certain covenants, which include leverage ratios, for our line of credit.  We are in compliance with all bank covenants at September 30, 2016.

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

Prior to 2003, the employee pension plan purchased annuities from Erie Family Life Insurance Company ("EFL"), a wholly owned subsidiary of the Exchange, for certain plan participants that were receiving benefit payments under the pension plan. These are nonparticipating annuity contracts under which EFL has unconditionally contracted to provide specified benefits to beneficiaries; however, the pension plan remains the primary obligor to the beneficiaries. A contingent liability of $21.4 million at September 30, 2016 exists in the event EFL does not honor the annuity contracts.

The cost of our pension plans are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost for benefits earned	$7,050	$7,608	$21,150	$22,824
Interest cost on benefits obligation	8,281	7,689	24,844	23,067
Expected return on plan assets	(9,880)	(8,980)	(29,640)	(26,940)
Prior service cost amortization	174	168	522	502
Net actuarial loss amortization	2,029	3,507	6,084	10,523
Pension plan cost (1)	$7,654	$9,992	$22,960	$29,976

(1)	Pension plan costs represent the total cost before reimbursements from the Exchange and EFL.

Note 8.  Income Taxes

Our effective tax rate is calculated after consideration of permanent differences related to our investment revenues.  Given that these amounts represent over 98% of the total permanent differences, the effective tax rate is approximately 35% when the investment related permanent differences are excluded.

Note 9.  Capital Stock

Class A and B common stock
Holders of Class B shares may, at their option, convert their shares into Class A shares at the rate of 2,400 Class A shares per Class B share.  There were no shares of Class B common stock converted into Class A common stock during the nine months ended September 30, 2016 and the year ended December 31, 2015. There is no provision for conversion of Class A shares to Class B shares, and Class B shares surrendered for conversion cannot be reissued.

Stock repurchase program
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million, with no time limitation.  There were no shares repurchased under this program during the nine months ended September 30, 2016 and the year ended December 31, 2015. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2016.

Note 10.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, including amounts reclassified out of accumulated other comprehensive income (loss) and the related line item in the Statements of Operations where net income is presented, are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Investment securities:
Accumulated other comprehensive income, beginning of the period	$9,018	$4,324	$2,527	$6,807
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(392), $618, $(3,328) and $1,884, respectively	729	(1,147)	6,181	(3,498)
Reclassifications:
Realized investment (gains) losses, net of tax benefit (expense) of $202, $(169), $(237), and $(44), respectively	(374)	314	441	81
Impairment losses, net of tax expense of $0, $168, $121 and $222, respectively	0	312	224	413
Other comprehensive income (loss), net of tax	355	(521)	6,846	(3,004)
Accumulated other comprehensive income, end of the period	$9,373	$3,803	$9,373	$3,803

Pension and other postretirement plans (1):
Accumulated other comprehensive loss, beginning of the period	$(99,391)	$(124,508)	$(99,391)	$(124,508)
Other comprehensive income (loss) before reclassifications, net of tax	0	0	0	0
Reclassifications:
Amortization of prior service costs, net of tax	0	0	0	0
Amortization of net actuarial loss, net of tax	0	0	0	0
Other comprehensive income (loss), net of tax	0	0	0	0
Accumulated other comprehensive loss, end of the period	$(99,391)	$(124,508)	$(99,391)	$(124,508)

Total
Accumulated other comprehensive loss, beginning of the period	$(90,373)	$(120,184)	$(96,864)	$(117,701)
Investment securities	355	(521)	6,846	(3,004)
Pension and other postretirement plans	0	0	0	0
Other comprehensive income (loss), net of tax	355	(521)	6,846	(3,004)
Accumulated other comprehensive loss, end of the period	$(90,018)	$(120,705)	$(90,018)	$(120,705)

(1)	There are no comprehensive income items or amounts reclassified out of accumulated other comprehensive loss related to postretirement plan items during interim periods.

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

All reimbursements are made on an actual cost basis and do not include a profit component. We record these reimbursements as receivables from the Exchange and EFL with a corresponding reduction to our expenses. Reimbursements are settled on a monthly basis. The amounts incurred on behalf of the Exchange and EFL were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Erie Insurance Exchange	$103,498	$106,307	$329,761	$313,353
Erie Family Life Insurance	9,535	8,517	29,039	27,273
Total cash settlements	$113,033	$114,824	$358,800	$340,626

Note 12. Concentrations of Credit Risk

Financial instruments could potentially expose us to concentrations of credit risk, including unsecured receivables from the Exchange. A large majority of our revenue and receivables are from the Exchange and affiliates. See also Note 1, "Nature of Operations". Management fee amounts and other reimbursements due from the Exchange and affiliates were $400.0 million and $348.1 million at September 30, 2016 and December 31, 2015, respectively.

Note 13.  Commitments and Contingencies

We have contractual commitments to invest up to $18.6 million related to our limited partnership investments at September 30, 2016.  These commitments are split among private equity securities of $7.1 million, mezzanine debt securities of $8.4 million, and real estate activities of $3.1 million.  These commitments will be funded as required by the limited partnership agreements.

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

Note 14.  Subsequent Events

No items were identified in this period subsequent to the financial statement date that required adjustment or additional disclosure, other than the disclosure made in Note 5, "Investments" regarding limited partnerships.

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

Financial Overview

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, except per share data)	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Total operating revenue	$418,406	$396,637	5.5%	$1,217,018	$1,149,128	5.9%
Total operating expenses	336,151	328,348	2.4	981,339	958,426	2.4
Net revenue from operations	82,255	68,289	20.5	235,679	190,702	23.6
Total investment income	4,326	7,220	(40.1)	14,289	29,464	(51.5)
Income before income taxes	86,581	75,509	14.7	249,968	220,166	13.5
Income tax expense	29,205	25,947	12.6	85,388	75,621	12.9
Net income	$57,376	$49,562	15.8%	$164,580	$144,545	13.9%
Net income per share - diluted	$1.09	$0.94	16.2%	$3.14	$2.75	14.2%

Net revenue from operations increased in both the third quarter and nine months ended September 30, 2016 compared to the same periods in 2015 as revenue growth outpaced the growth in expenses. The two components of our primary revenue source, management fee revenue, are the management fee rate we charge, and the direct and assumed premiums written by the Exchange. The management fee rate was 25% for both 2016 and 2015. The direct and assumed premiums written by the Exchange were $1.6 billion in both the third quarters of 2016 and 2015, and $4.8 billion and $4.5 billion for the nine months ended September 30, 2016 and 2015, respectively.

Total operating expenses increased 2.4% in both the third quarter of 2016 and the nine months ended September 30, 2016 compared to the same respective periods in 2015. The increase in operating expenses for the third quarter of 2016 was driven by an increase in commissions, partially offset by lower non-commission expenses primarily from lower personnel costs across all expense categories. The increase in operating expenses for the nine months ended September 30, 2016 was driven by an increase in commissions, partially offset by lower non-commission expenses primarily from information technology costs coupled with lower personnel costs across all expense categories.

Gross margin from operations increased to 19.7% in the third quarter of 2016 from 17.2% in the third quarter of 2015, and increased to 19.4% for the nine months ended September 30, 2016 from 16.6% for the nine months ended September 30, 2015.

Total investment income decreased 40.1% in the third quarter of 2016 compared to the third quarter of 2015, and decreased 51.5% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to losses generated from limited partnership investments.

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

The following table reconciles operating income and net income:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Operating income	$56,910	$50,188	$164,786	$145,039
Net realized gains (losses) and impairments on investments	718	(963)	(316)	(760)
Income tax (expense) benefit	(252)	337	110	266
Realized gains (losses) and impairments, net of income taxes	466	(626)	(206)	(494)
Net income	$57,376	$49,562	$164,580	$144,545

Per Class A common share-diluted:
Operating income	$1.08	$0.95	$3.14	$2.76
Net realized gains (losses) and impairments on investments	0.01	(0.01)	0.00	(0.01)
Income tax (expense) benefit	0.00	0.00	0.00	0.00
Realized gains (losses) and impairments, net of income taxes	0.01	(0.01)	0.00	(0.01)
Net income	$1.09	$0.94	$3.14	$2.75

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

RESULTS OF OPERATIONS

We earn management fee revenue from providing services relating to the sales, underwriting, and issuance of policies on behalf of the Exchange as a result of its attorney-in-fact relationship.   A summary of the financial results of these operations is as follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2016	2015	% Change		2016	2015	% Change
	(Unaudited)				(Unaudited)
Management fee revenue, net	$411,139	$389,168	5.6%		$1,195,262	$1,126,626	6.1%
Service agreement revenue	7,267	7,469	(2.7)		21,756	22,502	(3.3)
Total operating revenue	418,406	396,637	5.5		1,217,018	1,149,128	5.9
Total operating expenses	336,151	328,348	2.4		981,339	958,426	2.4
Net revenue from operations	$82,255	$68,289	20.5%		$235,679	$190,702	23.6%
Gross margin	19.7%	17.2%	2.5	pts.	19.4%	16.6%	2.8	pts.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Direct and assumed premiums written by the Exchange	$1,643,755	$1,557,873	5.5%	$4,795,446	$4,520,506	6.1%
Management fee rate	25%	25%		25%	25%
Management fee revenue, gross	410,939	389,468	5.5	1,198,862	1,130,126	6.1
Change in allowance for management fee returned on cancelled policies(1)	200	(300)	NM	(3,600)	(3,500)	NM
Management fee revenue, net of allowance	$411,139	$389,168	5.6%	$1,195,262	$1,126,626	6.1%

NM = not meaningful

(1)
Management fees are returned to the Exchange when policies are cancelled mid-term and unearned premiums are refunded.  We record an estimated allowance for management fees returned on mid-term policy cancellations.

Direct and assumed premiums written by the Exchange
Direct and assumed premiums include premiums written directly by the Exchange and premiums assumed from its wholly owned property and casualty subsidiaries. Direct and assumed premiums written by the Exchange increased 5.5% to $1.6 billion in the third quarter of 2016 compared to the third quarter of 2015, driven by increases in both policies in force and average premium per policy.  Year-over-year policies in force for all lines of business increased 3.3% in the third quarter of 2016, compared to 3.8% in the third quarter of 2015.  The year-over-year average premium per policy for all lines of business increased 2.7% at September 30, 2016, compared to 3.9% at September 30, 2015.

Premiums generated from new business increased 3.9% to $194 million in the third quarter of 2016, compared to a decrease of 1.0% to $187 million in the third quarter of 2015.  Underlying the trend in new business premiums was a 1.1% increase in new business policies written in the third quarter of 2016, compared to a 0.2% decrease in the third quarter of 2015, while the year-over-year average premium per policy on new business increased 1.9% at September 30, 2016, compared to 2.8% at September 30, 2015. Premiums generated from renewal business increased 5.7% to $1.4 billion in the third quarter of 2016, compared to an increase of 8.8% to $1.4 billion in the third quarter of 2015.  Underlying the trend in renewal business premiums was an increase in year-over-year average premium per policy of 2.8% at September 30, 2016, compared to 4.1% at September 30, 2015, and steady policy retention ratios.

Personal lines – Total personal lines premiums written increased 6.3% to $1.2 billion in the third quarter of 2016, from $1.1 billion in the third quarter of 2015, driven by an increase of 3.4% in total personal lines policies in force and an increase of 2.9% in the total personal lines year-over-year average premium per policy.

Commercial lines – Total commercial lines premiums written increased 3.5% to $440 million in the third quarter of 2016, from $424 million in the third quarter of 2015, driven by a 2.3% increase in total commercial lines policies in force and a 3.1% increase in the total commercial lines year-over-year average premium per policy.

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

Service agreement revenue
Service agreement revenue includes service charges we collect from policyholders for providing extended payment terms on policies written and assumed by the Exchange, and late payment and policy reinstatement fees.  The service charges are fixed dollar amounts per billed installment.  Service agreement revenue totaled $7.3 million and $7.5 million in the third quarters of 2016 and 2015, respectively, and $21.8 million and $22.5 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in service agreement revenue compared to the growth in policies in force reflects the continued shift in policies to the monthly direct debit payment plan, which does not incur service charges, and the no-fee single payment plan, which offers a premium discount.  The shift to these plans is driven by the consumers’ desire to avoid paying service charges and to take advantage of the discount in pricing offered for paid-in-full policies.

Cost of management operations

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Commissions:
Total commissions	$232,455	$223,741	3.9%	$676,963	$641,189	5.6%
Non-commission expense:
Underwriting and policy processing	$33,946	$34,003	(0.2)%	$102,108	$101,531	0.6%
Information technology	31,114	27,885	11.6	87,714	94,125	(6.8)
Sales and advertising	14,869	15,638	(4.9)	46,872	47,247	(0.8)
Customer service	5,381	7,255	(25.8)	18,689	21,565	(13.3)
Administrative and other	18,386	19,826	(7.3)	48,993	52,769	(7.2)
Total non-commission expense	103,696	104,607	(0.9)	304,376	317,237	(4.1)
Total cost of management operations	$336,151	$328,348	2.4%	$981,339	$958,426	2.4%

Commissions – Commissions increased $8.7 million in the third quarter of 2016 and $35.8 million for the nine months ended September 30, 2016, compared to the same respective periods in 2015. The majority of the increases were driven by the 5.5% and 6.1% increases in direct and assumed premiums written by the Exchange for the third quarter and nine months ended September 30, 2016, respectively. The remaining portion of the increase for the nine months ended September 30, 2016 was due to higher agent incentive costs primarily related to profitable growth, compared to the same respective period in 2015. The estimated agent incentive payout at September 30, 2016 is based on actual underwriting results for the two prior years and current year-to-date actual results and forecasted results for the remainder of 2016. Therefore, fluctuations in the current quarter underwriting results can impact the estimated incentive payout on a quarter-to-quarter basis.

Non-commission expense – Non-commission expense decreased $0.9 million in the third quarter of 2016 compared to the same period in 2015. Information technology costs increased $3.2 million primarily due to increased professional fees somewhat offset by a decrease in personnel costs. Customer service costs decreased $1.9 million primarily due to decreased credit card processing fees. Administrative and other costs decreased $1.4 million primarily due to decreased personnel costs somewhat offset by an increase in professional fees. Personnel costs in all expense categories were impacted by decreased pension costs primarily due to an increase in the pension discount rate.

Non-commission expense decreased $12.9 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  Information technology costs decreased $6.4 million primarily due to decreased personnel costs and professional fees. Customer service costs decreased $2.9 million primarily due to decreased credit card processing fees.  Administrative and other expenses decreased $3.8 million primarily due to decreased personnel costs somewhat offset by an increase in professional fees. Personnel costs in all expense categories were impacted by decreased pension costs primarily due to an increase in the pension discount rate.

Gross margin
The gross margin in the third quarter of 2016 was 19.7% compared to 17.2% in the third quarter of 2015, and was 19.4% for the nine months ended September 30, 2016, compared to 16.6% for the nine months ended September 30, 2015.

Total Investment Income
A summary of the results of our investment operations is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(Unaudited)			(Unaudited)
Net investment income	$5,331	$4,346	22.7%	$14,884	$13,322	11.7%
Net realized investment gains (losses)	718	(483)	NM	29	(125)	NM
Net impairment losses recognized in earnings	0	(480)	NM	(345)	(635)	(45.7)
Equity in (losses) earnings of limited partnerships	(1,723)	3,837	NM	(279)	16,902	NM
Total investment income	$4,326	$7,220	(40.1)%	$14,289	$29,464	(51.5)%

NM = not meaningful

Net investment income
Net investment income primarily includes interest and dividends on our fixed maturity and equity security portfolios, net of investment expenses.

Net investment income increased $1.0 million in the third quarter of 2016, compared to the third quarter of 2015, and increased $1.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in net investment income during both periods was primarily due to an increase in the invested balance and yield of fixed maturity securities, partially offset by lower income from equity securities as a result of the sale of our preferred stock holdings in the fourth quarter of 2015.

Net realized investments gains (losses)
A breakdown of our net realized investment gains (losses) is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Securities sold:	(Unaudited)		(Unaudited)
Fixed maturities	$576	$(541)	$(644)	$(545)
Equity securities	0	57	(34)	419
Common stock trading securities	121	0	707	0
Common stock increases in fair value(1)	21	0	0	0
Miscellaneous	0	1	0	1
Net realized investment gains (losses)(2)	$718	$(483)	$29	$(125)

(1)	The fair value of our common stocks is determined based upon exchange traded prices provided by a nationally recognized pricing service.

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

Net realized gains during the third quarter of 2016 primarily reflected gains from sales of common stock and fixed maturity securities, while net realized losses in the third quarter of 2015 resulted from losses on sales of fixed maturity securities, partially offset by gains on preferred equity securities. Net realized gains for the nine months ended September 30, 2016 primarily reflected gains from sales of common stock, partially offset by losses from sales of fixed maturity securities, while net realized losses for the nine months ended September 30, 2015 primarily reflected losses from sales of fixed maturity securities, partially offset by gains on preferred equity securities.

Net impairment losses recognized in earnings
Impairments recorded for the third quarter of 2015 and both the nine months ended September 30, 2016 and 2015 were primarily related to several securities in an unrealized loss position where we determined the loss was other-than-temporary based on credit factors.

Equity in (losses) earnings of limited partnerships
The components of equity in earnings of limited partnerships are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Private equity	$(443)	$2,627	$(2,240)	$12,784
Mezzanine debt	(120)	611	(26)	1,748
Real estate	(1,160)	599	1,987	2,370
Total equity in (losses) earnings of limited partnerships	$(1,723)	$3,837	$(279)	$16,902

Limited partnership earnings pertain to investments in U.S. and foreign private equity, mezzanine debt, and real estate partnerships.  Valuation adjustments are recorded to reflect the changes in fair value of the underlying investments held by the limited partnerships.  These adjustments are recorded as a component of equity in earnings of limited partnerships in the Statements of Operations.

Limited partnership earnings tend to be cyclical based upon market conditions, the age of the partnership, and the nature of the investments.  Generally, limited partnership earnings are recorded on a quarter lag from financial statements we receive from our general partners.  As a consequence, earnings from limited partnerships reported at September 30, 2016 reflect investment valuation changes resulting from the financial markets and the economy in the fourth quarter of 2015 and the first two quarters of 2016.

Equity in earnings of limited partnerships decreased by $5.6 million in the third quarter of 2016, compared to the third quarter of 2015, and decreased by $17.2 million for the nine months ended September 30, 2016, compared to the the nine months ended September 30, 2015. The decrease in earnings during both periods was primarily due to lower earnings from private equity investments.

In October 2016, a real estate partnership had a sale of its remaining assets that resulted in a distribution, generating significant gains. Because this was a final distribution, the gain of approximately $7.5 million will be recorded in equity in earnings of limited partnerships from this investment in our fourth quarter 2016 financial statements.

Financial Condition of Erie Insurance Exchange
Serving in the capacity of attorney-in-fact for the Exchange, we are dependent on the growth and financial condition of the Exchange, who is our sole customer. The strength of the Exchange and its wholly owned subsidiaries is rated annually by A.M. Best Company. Higher ratings of insurance companies generally indicate financial stability and a strong ability to pay claims. The ratings are generally based upon factors relevant to policyholders and are not directed toward return to investors. The Exchange and each of its property and casualty subsidiaries are rated A+ "Superior". As of June 28, 2016, the outlook for the financial strength rating was affirmed as stable. According to A.M. Best, this second highest financial strength rating category is assigned to those companies that, in A.M. Best’s opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and have a superior ability to meet obligations to policyholders over the long term. As of December 31, 2015, only 11% of insurance groups are rated A+ or higher, and the Exchange is included in that group.

The financial statements of the Exchange are prepared in accordance with statutory accounting principles prescribed by the Commonwealth of Pennsylvania. Financial statements prepared under statutory accounting principles focus on the solvency of the insurer and generally provide a more conservative approach than under GAAP. Statutory direct written premiums of the Exchange and its wholly owned property and casualty subsidiaries grew 6.1% to $4.8 billion for the nine months ended September 30, 2016 from $4.5 billion for the nine months ended September 30, 2015. These premiums, along with investment income, are the major sources of cash that support the operations of the Exchange. Policyholders’ surplus, determined under statutory accounting principles, was $7.6 billion at September 30, 2016, $7.1 billion at December 31, 2015, and $7.0 billion at September 30, 2015. The Exchange and its wholly owned property and casualty subsidiaries' year-over-year policy retention ratio continues to be high at 89.8% at September 30, 2016, 89.9% at December 31, 2015, and 90.0% at September 30, 2015.

FINANCIAL CONDITION

Investments
Our investment portfolio is managed with the objective of maximizing after-tax returns on a risk-adjusted basis.

Distribution of investments

	Carrying value at		Carrying value at
(dollars in thousands)	September 30, 2016	% to total	December 31, 2015	% to total
	(Unaudited)
Fixed maturities	$695,355	90%	$587,209	85%
Common stock	9,020	1	12,732	2
Limited partnerships:
Private equity	37,248	5	48,397	7
Mezzanine debt	8,404	1	12,701	2
Real estate	20,297	3	27,437	4
Real estate mortgage loans	232	0	333	0
Total investments	$770,556	100%	$688,809	100%

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

Fixed maturities
Under our investment strategy, we maintain a fixed maturity portfolio that is of high quality and well diversified within each market sector.  This investment strategy also achieves a balanced maturity schedule.  Our fixed maturity portfolio is managed with the goal of achieving reasonable returns while limiting exposure to risk.  Our municipal bond portfolio accounts for $246.3 million, or 35%, of the total fixed maturity portfolio at September 30, 2016.  The overall credit rating of the municipal portfolio without consideration of the underlying insurance is AA+.

Fixed maturities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of deferred taxes, included in shareholders’ equity.  Net unrealized gains on fixed maturities, net of deferred taxes, amounted to $9.3 million at September 30, 2016, compared to $3.4 million at December 31, 2015.

The following table presents a breakdown of the fair value of our fixed maturity portfolio by sector and rating: (1)

	At September 30, 2016
(in thousands)	(Unaudited)
Industry Sector	AAA	AA	A	BBB	Non- investment grade	Fair value
Basic materials	$0	$0	$2,027	$1,605	$11,268	$14,900
Communications	0	0	2,017	10,504	18,899	31,420
Consumer	0	0	2,004	31,388	46,488	79,880
Diversified	0	0	0	0	1,638	1,638
Energy	0	2,025	5,517	5,616	15,017	28,175
Financial	0	2,000	20,347	60,221	18,042	100,610
Government-municipal	110,565	124,858	9,812	1,024	0	246,259
Government sponsored enterprises	0	2,048	0	0	0	2,048
Industrial	0	0	1,989	4,083	22,250	28,322
Structured securities(2)	59,429	35,497	15,270	11,470	5,114	126,780
Technology	0	4,028	2,250	4,269	13,718	24,265
Utilities	0	0	5,137	5,031	890	11,058
Total	$169,994	$170,456	$66,370	$135,211	$153,324	$695,355

(1)	Ratings are supplied by S&P, Moody’s, and Fitch. The table is based upon the lowest rating for each security.

(2)	Structured securities include residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, and asset-backed securities.

Common Stock
The following table presents an analysis of the fair value of our common stock securities by sector:

	Fair value at:
(in thousands)	September 30, 2016	December 31, 2015
Industry sector	(Unaudited)
Funds (1)	$9,020	$12,732
Total	$9,020	$12,732

(1)
 Includes exchange traded funds with underlying holdings of fixed maturity securities. These securities meet the criteria of a common stock under U.S. GAAP, and are included on the balance sheet as available-for-sale equity securities.

Equity securities classified as available-for-sale include certain common stock securities and are carried at fair value on the Statements of Financial Position with all changes in unrealized gains and losses reflected in other comprehensive income.  The net unrealized gain on equity securities classified as available-for-sale, net of deferred taxes, was less than $0.1 million at September 30, 2016, compared to a net unrealized loss of $0.1 million at December 31, 2015.

Common stocks classified as trading securities are measured at fair value with all changes in fair value reflected in the Statements of Operations.

Limited partnerships
In the third quarter of 2016, investments in limited partnerships decreased from the investment levels at December 31, 2015.  Changes in partnership values are a function of contributions and distributions, adjusted for market value changes in the underlying investments. The decrease in limited partnership investments was primarily due to net distributions received from the partnerships. We have made no new limited partnership commitments since 2006, and the balance of limited partnership investments is expected to decline over time as additional distributions are received. The results from our limited partnerships are based upon financial statements received from our general partners, which are generally received on a quarter lag.  As a result, the market values and earnings recorded during the third quarter of 2016 reflect the partnership activity experienced in the second quarter of 2016.

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

Cash flow activities
The following table provides condensed cash flow information for the nine months ended September 30:

(in thousands)	2016	2015
	(Unaudited)
Net cash provided by operating activities	$155,551	$130,995
Net cash used in investing activities	(96,638)	(5,461)
Net cash used in financing activities	(101,989)	(95,143)
Net (decrease) increase in cash and cash equivalents	$(43,076)	$30,391

Net cash provided by operating activities was $155.6 million in the first nine months of 2016, compared to $131.0 million in the first nine months of 2015.  Increased cash from operating activities for the first nine months of 2016 was primarily due to an increase in management fee revenue received combined with lower general operating expenses paid. Management fee revenues were higher reflecting the increase in direct and assumed premiums written by the Exchange. Somewhat offsetting this increase in cash provided was an increase in commissions and bonuses paid to agents, salaries and wages and employee benefits paid compared to the first nine months of 2015. Cash paid for agent commissions and bonuses increased to $676.0 million in the first nine months of 2016, compared to $632.7 million in the first nine months of 2015, as a result of an increase in cash paid for bonus awards due to profitable underwriting results and an increase in scheduled commissions due to premium growth.  We contributed $17.4 million to our pension plan in the first quarter of 2016, compared to $17.0 million in the first quarter of 2015.  Our funding policy is generally to contribute an amount equal to the greater of the target normal cost for the plan year or the amount necessary to fund the plan to 100% plus interest to the date the contribution is made.  We are reimbursed approximately 58% of the net periodic benefit cost of the pension plans from the Exchange, which represents pension benefits for our employees performing claims and life insurance functions. At September 30, 2016, we recorded a net deferred tax asset of $36.2 million.  There was no deferred tax valuation allowance recorded at September 30, 2016.

Net cash used in investing activities totaled $96.6 million in the first nine months of 2016, compared to $5.5 million in the first nine months of 2015. Increases in purchases of available-for-sale securities, coupled with less cash generated from the return of capital from limited partnerships, contributed to an increase in cash used for the first nine months of 2016, compared to the first nine months of 2015. Somewhat offsetting the increase in cash used was an increase in cash generated from the sale of available-for-sale securities in the first nine months of 2016, compared to the first nine months of 2015.  Also impacting our future investing activities are limited partnership commitments, which totaled $18.6 million at September 30, 2016, and will be funded as required by the partnerships’ agreements.  Of this amount, the total remaining commitment to fund limited partnerships that invest in private equity securities was $7.1 million, mezzanine debt securities was $8.4 million and real estate activities was $3.1 million.

Net cash used in financing activities totaled $102.0 million in the first nine months of 2016, compared to $95.1 million in the first nine months of 2015, all of which was related to dividends paid to shareholders.  We increased both our Class A and Class B shareholder regular quarterly dividends by 7.2% for 2016, compared to 2015.  There are no regulatory restrictions on the payment of dividends to our shareholders.

No shares of our Class A nonvoting common stock were repurchased in the first nine months of 2016 and 2015 in conjunction with our stock repurchase program. In October 2011, our Board of Directors approved a continuation of the current stock repurchase program for a total of $150 million with no time limitation.  This repurchase authority includes, and is not in addition to, any unspent amounts remaining under the prior authorization.  We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2016, based upon trade date.

In August 2016, we purchased 2,713 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $269,337, or $99.28 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in August 2016.

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

In August 2015, we purchased 2,800 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $241,469, or $86.24 per share, for the vesting of stock-based awards for executive management. These shares were delivered to executive management in August 2015.

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

Outside of our normal operating and investing cash activities, future funding requirements could be met through:
1) cash and cash equivalents, which total approximately $139.8 million at September 30, 2016, 2) a $100 million bank revolving line of credit, and 3) liquidation of assets held in our investment portfolio, including common stock and investment grade bonds which totaled approximately $441.7 million at September 30, 2016.  Volatility in the financial markets could impair our ability to sell certain fixed income securities or cause such securities to sell at deep discounts.  Additionally, we have the ability to curtail or modify discretionary cash outlays such as those related to shareholder dividends and share repurchase activities.

As of September 30, 2016, we have access to a $100 million bank revolving line of credit with a $25 million letter of credit sublimit that expires on November 3, 2020. As of September 30, 2016, a total of $99.0 million remains available under the facility due to $1.0 million outstanding letters of credit, which reduce the availability for letters of credit to $24.0 million.  We had no borrowings outstanding on our line of credit as of September 30, 2016. Bonds with a fair value of $109.4 million were pledged as collateral on the line at September 30, 2016. These securities have no trading restrictions and are reported as available-for-sale securities in the Statements of Financial Position.  The bank requires compliance with certain covenants, which include leverage ratios.  We were in compliance with our bank covenants at September 30, 2016.

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

Surplus Note
We hold a surplus note for $25 million from EFL that is payable on demand on or after December 31, 2018; however, no principal or interest payments may be made without prior approval by the Pennsylvania Insurance Commissioner.  Interest payments are scheduled to be paid semi-annually. For each of the nine months ended September 30, 2016 and 2015, we recognized interest income on the note of $1.3 million.

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

There have been no material changes that impact our portfolio or reshape our periodic investment reviews of asset allocations during the nine months ended September 30, 2016.  For a recent discussion of conditions surrounding our investment portfolio, see the "Operating Overview", "Results of Operations", and "Financial Condition" discussions contained in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and determined there has been no change in our internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As subsequently amended, the complaint alleges that, beginning on September 1, 1997, Indemnity retained “Service Charges” (installment fees) and “Added Service Charges” (late fees and policy reinstatement charges) on policies written by Exchange and its insurance subsidiaries, which allegedly should have been paid to Exchange, in the amount of approximately $308 million. In addition to their claim for monetary relief on behalf of Exchange, Plaintiffs seek an accounting of all so-called intercompany transactions between Indemnity and Exchange from 1996 to date. Plaintiffs allege that Indemnity breached its contractual, fiduciary, and equitable duties by retaining Service Charges and Added Service Charges that should have been retained by Exchange. Plaintiffs bring these same claims under three separate derivative-type theories. First, Plaintiffs purport to bring suit as members of Exchange on behalf of Exchange. Second, Plaintiffs purport to bring suit as trustees ad litem on behalf of Exchange. Third, Plaintiffs purport to bring suit on behalf of Exchange pursuant to Rule 1506 of the Pennsylvania Rules of Civil Procedure, which allows shareholders to bring suit derivatively on behalf of a corporation or similar entity.

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

The Sullivan matter was assigned to an Administrative Judge within the Department for determination. The parties agreed that an evidentiary hearing was not required, entered into a stipulated record, and submitted briefing to the Department. Oral argument was held before the Administrative Judge on January 6, 2015. On April 29, 2015, the Department issued a declaratory opinion and order: (1) finding that the transactions between Exchange and Indemnity in which Indemnity retained or received revenue from installment and other service charges from Exchange subscribers complied with applicable insurance laws and regulations and that Indemnity properly retained charges paid by Exchange policyholders for certain installment premium payment plans, dishonored payments, policy cancellations, and policy reinstatements; and (2) returning jurisdiction over the matter to the Fayette County Court of Common Pleas.

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

On February 26, 2016, Indemnity filed a petition for allowance of appeal to the Pennsylvania Supreme Court seeking further review of the Commonwealth Court opinion. On March 14, 2016, Plaintiffs filed an answer opposing Indemnity’s petition for allowance of appeal; and, on March 28, 2016, Indemnity sought permission to file a reply brief in further support of its petition for allowance of appeal. On August 10, 2016, the Pennsylvania Supreme Court denied Indemnity’s petition for allowance of appeal; and the Sullivan lawsuit returned to the Court of Common Pleas of Fayette County.

On September 12, 2016, Plaintiffs filed a motion to stay the Sullivan lawsuit pending the outcome of the Federal Court Lawsuit they filed against Indemnity and former and current Directors of Indemnity on July 8, 2016. (See below.) Indemnity filed an opposition to Plaintiff’s motion to stay on September 19, 2016; and filed amended preliminary objections seeking dismissal of the Sullivan lawsuit on September 20, 2016. The motion to stay and the amended preliminary objections remain pending.

Indemnity believes that it continues to have meritorious legal and factual defenses to the Sullivan lawsuit and intends to vigorously defend against all allegations and requests for relief.

Federal Court Lawsuit Against Directors
On February 6, 2013, a lawsuit was filed in the United States District Court for the Western District of Pennsylvania, captioned Erie Insurance Exchange, an unincorporated association, by members Patricia R. Beltz, Joseph S. Sullivan and Anita Sullivan, and Patricia R. Beltz, on behalf of herself and others similarly situate v. Richard L. Stover; J. Ralph Borneman, Jr.; Terrence W. Cavanaugh; Jonathan Hirt Hagen; Susan Hirt Hagen; Thomas B. Hagen; C. Scott Hartz; Claude C. Lilly, III; Lucian L. Morrison; Thomas W. Palmer; Martin P. Sheffield; Elizabeth H. Vorsheck; and Robert C. Wilburn (the “Beltz” lawsuit), by alleged policyholders of Exchange who are also the plaintiffs in the Sullivan lawsuit. The individuals named as defendants in the Beltz lawsuit were the then-current Directors of Indemnity.

As subsequently amended, the Beltz lawsuit asserts many of the same allegations and claims for monetary relief as in the Sullivan lawsuit. Plaintiffs purport to sue on behalf of all policyholders of Exchange, or, alternatively, on behalf of Exchange itself. Indemnity filed a motion to intervene as a Party Defendant in the Beltz lawsuit in July 2013, and the Directors filed a motion to dismiss the lawsuit in August 2013. On February 10, 2014, the court entered an order granting Indemnity’s motion to intervene and permitting Indemnity to join the Directors’ motion to dismiss; granting in part the Directors’ motion to dismiss; referring the matter to the Department to decide any and all issues within its jurisdiction; denying all other relief sought in the Directors’ motion as moot; and dismissing the case without prejudice. To avoid duplicative proceedings and expedite the Department’s review, the Parties stipulated that only the Sullivan action would proceed before the Department and any final and non-appealable determinations made by the Department in the Sullivan action will be applied to the Beltz action.

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

On July 8, 2016, the Beltz plaintiffs filed a new action labeled as a “Verified Derivative And Class Action Complaint” in the United States District Court for the Western District of Pennsylvania. The action is captioned Patricia R. Beltz, Joseph S. Sullivan, and Anita Sullivan, individually and on behalf of all others similarly situated, and derivatively on behalf of Nominal Defendant Erie Insurance Exchange v. Erie Indemnity Company; Kaj Ahlmann; John T. Baily; Samuel P. Black, III; J. Ralph Borneman, Jr.; Terrence W. Cavanaugh; Wilson C. Cooney; LuAnn Datesh; Patricia A. Goldman; Jonathan Hirt Hagen; Thomas B. Hagen; C. Scott Hartz; Samuel P. Katz; Gwendolyn King; Claude C. Lilly, III; Martin J. Lippert; George R. Lucore; Jeffrey A. Ludrof; Edmund J. Mehl; Henry N. Nassau; Thomas W. Palmer; Martin P. Sheffield; Seth E. Schofield; Richard L. Stover; Jan R. Van Gorder; Elizabeth A. Hirt Vorsheck; Harry H. Weil; and Robert C. Wilburn (the “Beltz II” lawsuit). The individual defendants are all present or former Directors of Indemnity (the “Directors”).

The allegations of the Beltz II lawsuit arise from the same fundamental, underlying claims as the Sullivan and prior Beltz litigation, i.e., that Indemnity improperly retained Service Charges and Added Service Charges. The Beltz II lawsuit alleges that the retention of the Service Charges and Added Service Charges was improper because, for among other reasons, that retention constituted a breach of the Subscriber’s Agreement and an Implied Covenant of Good Faith and Fair Dealing by Indemnity, breaches of fiduciary duty by Indemnity and the other defendants, conversion by Indemnity, and unjust enrichment by defendants Jonathan Hirt Hagen, Thomas B. Hagen, Elizabeth A. Hirt Vorsheck, and Samuel P. Black, III, at the expense of Exchange. The Beltz II lawsuit requests, among other things, that a judgment be entered against the Defendants certifying the action as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure; declaring Plaintiffs as representatives of the Class and Plaintiffs’ counsel as counsel for the Class; declaring the conduct alleged as unlawful, including, but not limited to, Defendants’ retention of the Service Charges and Added Service Charges; enjoining Defendants from continuing to retain the Service Charges and Added Service Charges; and awarding compensatory and punitive damages and interest.

On September 23, 2016, Indemnity filed a motion to dismiss the Beltz II lawsuit. On September 30, 2016, the Directors filed their own motions to dismiss the Beltz II lawsuit. The motions to dismiss remain pending.

Indemnity believes it has meritorious legal and factual defenses and intends to vigorously defend against all allegations and requests for relief in the Beltz II lawsuit. The Directors have advised Indemnity that they intend to vigorously defend against the claims in the Beltz II lawsuit and have sought indemnification and advancement of expenses from the Company in connection with the Beltz II lawsuit.

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

Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a continuation of the current stock repurchase program, authorizing repurchases for a total of $150 million with no time limitation.  This repurchase authority included, and was not in addition to, any unspent amounts remaining under the prior authorization. There were no repurchases of our Class A common stock under this program during the quarter ending September 30, 2016. We had approximately $17.8 million of repurchase authority remaining under this program at September 30, 2016.

During the quarter ending September 30, 2016, we purchased 2,713 shares of our outstanding Class A nonvoting common stock outside of our publicly announced share repurchase program at a total cost of $269,337, or $99.28 per share, to fund the rabbi trust for the outside director deferred compensation plan. These shares were transferred to the rabbi trust in August 2016.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Form of Indemnification Agreement by and between Erie Indemnity Company and each of LuAnn Datesh, George R. Lucore, Timothy G. NeCastro and Julie M. Pelkowski.  Such exhibit is incorporated by reference to the like titled exhibit in the Registrant’s Form 10-K that was filed with the Commission on February 26, 2009.

10.2
Agreement between Erie Indemnity Company and John F. Kearns dated July 21, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on July 27, 2016.

10.3
Retirement Agreement between Erie Indemnity Company and Terrence W. Cavanaugh dated July 28, 2016. Such exhibit is incorporated by reference to the like titled exhibit in the Registrant's Form 8-K that was filed with the Commission on July 28, 2016.

10.4*	First Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 12, 2016.

10.5*	Second Amendment to Erie Insurance Group Retirement Plan for Employees (As Amended and Restated Effective December 31, 2014), dated September 12, 2016.

10.6*	First Amendment to Erie Insurance Group Employee Savings Plan (As Amended and Restated Effective as of January 1, 2015), dated September 12, 2016.

10.7*	First Amendment to Erie Indemnity Company Annual Incentive Plan (As Amended and Restated Effective as of January 1, 2014), dated August 1, 2016.

10.8*	Second Amendment to Erie Indemnity Company Long-Term Incentive Plan (As Amended and Restated Effective as of January 1, 2014), dated August 1, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erie Indemnity Company
(Registrant)

Date:	October 27, 2016	By:	/s/ Timothy G. NeCastro
Timothy G. NeCastro, Chief Executive Officer

		By:	/s/ Gregory J. Gutting
Gregory J. Gutting, Executive Vice President & CFO